Form 10QSB
period 1996-06-30
MULTIMEDIA GAMES INC
filed 1996-08-14
CIK 896400

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended:  JUNE 30, 1996

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                      Commission File Number 33-56806-FW

                            MULTIMEDIA GAMES, INC.
   --------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


                  Texas                                     74-2611034
- -----------------------------------------------  -------------------------------
(State or Other Jurisdiction of Incorporation    (IRS Employer Identification
                                                           Number)

                       7335 South Lewis Avenue, Suite 302
                              Tulsa, Oklahoma 74136
               -------------------------------------------------
                    (Address of Principal Executive Offices)

                                  (918) 494-0576
                       ----------------------------------
                          (Issuer's Telephone Number)


               __________________________________________________
                    (Former name, former address and former
                   fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                               Yes    X      No_______
                                     ----

As of August 10, 1996 there were 2,743,200 shares of the Company's Common Stock, par value $.01, outstanding.

Transitional Small Business Disclosure Format (Check one)

                               Yes______     No  X
                                               -----

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES


                                  FORM 10-QSB

                                     INDEX

Part I.  Financial Information
- ------------------------------
  Item 1.  Consolidated Financial Statements

       Consolidated Balance Sheets
       (June 30, 1996 and September 30, 1995)------------------------------- 3

       Consolidated Statements of Operations
       (Three months ended June 30, 1996 and 1995)-------------------------- 4

       Consolidated Statements of Operations
       (Nine months ended June 30, 1996 and 1995)--------------------------- 5

       Consolidated Statements of Cash Flows
       (Nine months ended June 30, 1996 and 1995)--------------------------- 6


       Notes to Unaudited Consolidated Financial Statements----------------- 7


  Item 2.  Management's Discussion and Analysis or Plan of Operation------- 11

Part II.  Other Information
- ---------------------------

  Item 5.  Other Information----------------------------------------------- 18

  Item 6.  Exhibits and Reports on Form 8-K-------------------------------- 19


Signatures ---------------------------------------------------------------- 20

Item 1.   Consolidated financial statements

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                             June 30,     September 30,
                                                               1996           1995
                                                           ------------  --------------
                                    ASSETS
Current Assets:
 Cash and cash equivalents                                 $ 1,149,000     $ 1,537,000
 Accounts Receivable:
   Trade, net of allowance for doubtful accounts
     of $61,000 and $66,000, respectively                      322,000         264,000
   Other                                                       194,000         105,000
   Inventory                                                    11,000             -
   Prepaid expenses                                             43,000           9,000
                                                           -----------     -----------
   Total current assets                                      1,719,000       1,915,000
                                                           -----------     -----------
Restricted cash and cash equivalents                           744,000         748,000
Notes receivable                                               869,000         510,000
Property and equipment, net                                  2,162,000       1,323,000
Other assets                                                    79,000          95,000
Goodwill, net                                                  506,000         527,000
                                                           -----------     -----------

Total assets                                               $ 6,079,000     $ 5,118,000
                                                           ===========     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Notes payable                                             $    12,000     $    40,000
 Current portion of long-term debt                             167,000         114,000
 Accounts payable and accrued expenses                         990,000       1,171,000
 Halls' share of surplus                                       235,000          37,000
 Prize fulfillment fees payable                                137,000         261,000
                                                           -----------     -----------
 Total current liabilities                                   1,541,000       1,623,000
                                                           -----------     -----------
Long-term debt                                                 758,000         789,000
Other long-term liabilities                                    576,000         586,000

Stockholders' equity:
 Preferred stock, Series A, $.01 par value, 2,000,000
  shares authorized, 134,318 and 136,318 shares
  issued and outstanding                                         1,000           1,000
 Common stock, $.01 par value, 10,000,000 shares
  authorized, 2,743,200 and 1,839,948 shares
  issued and outstanding                                        27,000          18,000
 Additional paid-in capital                                  6,312,000       4,765,000
 Stockholder notes receivable                                 (783,000)       (200,000)
 Treasury stock                                                (13,000)            -
 Accumulated deficit                                        (2,340,000)     (2,464,000)
                                                           -----------     -----------
 Total stockholders' equity                                  3,204,000       2,120,000
                                                           -----------     -----------

Total liabilities and stockholders' equity                 $ 6,079,000     $ 5,118,000
                                                           ===========     ===========

           See notes to unaudited consolidated financial statements.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)


                                                       1996          1995
                                                   ------------  ------------
Revenues:
 Gaming revenue                                    $ 6,019,000   $ 4,021,000
 Sale of intellectual property                             -         500,000
 Electronic player station sales
   and commissions                                     (15,000)        8,000
 Other                                                  79,000       (28,000)
                                                    ----------    ----------

 Total revenues                                      6,083,000     4,501,000
                                                    ----------    ----------

Operating costs and expenses:
 Bingo prizes and related costs                      2,253,000     2,335,000
 Allotments to hall operators                        2,481,000       825,000
 Cost of electronic player stations sold                   -          (3,000)
 Salaries and wages                                    439,000       331,000
 Selling, general and administrative expenses          418,000       530,000
 Legal and professional fees                            96,000        89,000
 Business meals and travel                             137,000       130,000
 Amortization and depreciation                         143,000        78,000
                                                    ----------    ----------

 Total operating costs and expenses                  5,967,000     4,315,000
                                                    ----------    ----------

Operating income (loss)                                116,000       186,000

Interest income                                         13,000         6,000
Interest expense                                       (20,000)      (28,000)
                                                    ----------    ----------

Net income (loss)                                   $  109,000    $  164,000
                                                    ==========    ==========

Earnings (loss) per common share,
 primary and fully diluted                          $      .02    $      .08
                                                    ==========    ==========

           See notes to unaudited consolidated financial statements.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                       1996           1995
                                                   -------------  ------------
Revenues:
 Bingo gaming revenue                               $14,421,000   $ 8,860,000
 MegaBingo services fee                                     -         669,000
 Electronic player station sales
    and commissions                                     277,000       292,000
 Software license revenue                               500,000       500,000
 Other                                                  377,000       279,000
                                                    -----------   -----------

 Total revenues                                      15,575,000    10,600,000
                                                    -----------   -----------

Operating costs and expenses:
 Bingo prizes and related costs                       7,310,000     4,765,000
 Allotments to hall operators                         4,240,000     2,191,000
 Cost of electronic player stations sold                 55,000       240,000
 Salaries and wages                                   1,171,000     1,035,000
 Selling, general and administrative expenses         1,550,000     1,213,000
 Legal and professional fees                            234,000       216,000
 Business meals and travel                              406,000       289,000
 Amortization and depreciation                          354,000       170,000
                                                    -----------   -----------

 Total operating costs and expenses                  15,320,000    10,119,000
                                                    -----------   -----------

Operating income (loss)                                 255,000       481,000

Interest income                                          45,000        16,000
Interest expense                                        (63,000)      (89,000)
                                                    -----------   -----------

Net income (loss)                                   $   237,000   $   407,000
                                                    ===========   ===========

Earnings (loss) per common share, primary           $       .05   $       .22
                                                    ===========   ===========

Earnings (loss) per common share, fully diluted     $       .04   $       .22
                                                    ===========   ===========

           See notes to unaudited consolidated financial statements.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                                                                1996         1995
                                                            ------------  ----------
Cash flows from operating activities:
 Net income (loss)                                          $   237,000   $ 407,000
 Adjustments to reconcile net income (loss) to cash
  provided by (used for) operating activities:
  Amortization and depreciation                                 354,000     170,000
  Other                                                             -        11,000
  (Increase) decrease in:
    Accounts receivable                                        (157,000)     30,000
    Notes receivable                                           (359,000)   (500,000)
    Other                                                       (24,000)   (130,000)
  Increase (decrease) in:
    Accounts payable and accrued expenses                      (181,000)     44,000
    Halls' share of surplus                                     198,000     (57,000)
    Prize fulfillment fees                                     (124,000)    141,000
    Other                                                        (6,000)    359,000
                                                            -----------   ---------

 Net cash provided by (used for) operating activities           (62,000)    475,000
                                                            -----------   ---------

Cash flows from investing activities:
 Acquisition of property and equipment                       (1,172,000)   (275,000)
 Preferred stock dividends paid                                (113,000)    (63,000)
 Net cash acquired in the purchase of MegaBingo
  assets                                                            -       333,000
 Other                                                              -       (10,000)
                                                            -----------   ---------

 Net cash provided by (used for) investing activities        (1,285,000)    (15,000)
                                                            -----------   ---------

Cash flows from financing activities:
 Proceeds from sale of stock, net of offering expenses          980,000     165,000
 Proceeds from debt                                             100,000     519,000
 Principal repayments of debt                                  (106,000)   (450,000)
 Preferred stock acquisition                                    (10,000)
 Other                                                           (5,000)        -
                                                            -----------   ---------

 Net cash provided by (used for) financing activities           959,000     234,000
                                                            -----------   ---------

Net change in cash and cash equivalents                         388,000     694,000

Cash and cash equivalents, beginning of period                1,537,000      80,000
                                                            -----------   ---------

Cash and cash equivalents, end of period                    $ 1,149,000   $ 774,000
                                                            ===========   =========

           See notes to unaudited consolidated financial statements.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   SIGNIFICANT ACCOUNTING POLICIES

     The accompanying financial statements should be read in conjunction with the Company's financial statements for the twelve months ended September 30, 1995 contained within the Company's Annual Report on Form 10-KSB.

     The financial statements included herein as of June 30, 1996 and for each of the three and nine month periods ended June 30, 1996 and 1995, have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The Company believes that the disclosures are adequate to make the information presented not misleading. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period. Results for the three or nine months ended June 30, 1996, are not necessarily indicative of the results which will be realized for the year ending September 30, 1996. The year-end consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain prior period information has been reclassified to conform to current period presentation.

     GOODWILL--The amount paid for the assets of MegaBingo plus the liabilities assumed in excess of the fair value of the identifiable assets purchased has been recorded as goodwill. The Company amortizes goodwill over 20 years using the straight-line method.

     The Company continually re-evaluates the carrying amount of goodwill as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or estimates of useful lives. The specific methodology of future pre-interest cash flows associated with the assets of the MegaBingo business is used for this evaluation. At this time, the Company believes that no impairment of goodwill has occurred and that no reduction of the estimated useful life is warranted.

     INCOME PER COMMON SHARE--Income per common share is computed on the basis of the weighted average shares of common stock outstanding for the three months and nine months ended June 30, 1996 and 1995. Options and warrants are common stock equivalents, and are considered in the computation of income per common share using the treasury method when they are dilutive. To determine income per common share, net income is adjusted for preferred stock dividends, whether paid or not. Weighted average shares outstanding were 3,100,000 and 3,831,000 on a primary and fully diluted basis, respectively, for the three months and 2,382,000 and 3,271,000, respectively, for the nine months ended June 30, 1996.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     Weighted average shares outstanding were 1,733,000 on a primary and fully diluted basis for the three months and 1,572,000, for the nine months ended June 30, 1995.

2.   GRAFF TRANSACTIONS

     In July 1995, the Company entered into a series of agreements (the "Agreements") with Graff Pay-Per-View ("Graff") in which Graff purchased a 33% interest in certain previously developed intellectual property from the Company for $500,000. The $500,000 was paid in the form of a note payable to the Company which bore interest at 8% and was payable over three years.

     Pursuant to the Agreements, the Company and Graff each contributed their ownership interests in the intellectual property to a joint venture, American Gaming Network, JV. ("AGN JV"). AGN JV was established to pursue the development of gaming opportunities over the Internet.

     In addition, Graff agreed to pay the Company an additional $450,000 to develop a business plan for AGN JV and design certain new products for use on the Internet. At September 30, 1995, the Company's development efforts were substantially complete and it therefore recognized the entire amount as revenue in fiscal year 1995. At September 30, 1995, $375,000 had been received under such provisions, and $75,000 was due July 31, 1996.

     Graff also purchased 100,000 shares of the Company's common stock for $2.75 per share. The $275,000 purchase price was paid in the form of a note, of which $75,000 was paid prior to September 30, 1995. The remaining $200,000 was due August 1, 1996 and was shown as a reduction of equity. In connection with the above transactions, Graff was granted a warrant to acquire 175,000 shares of the Company's common stock at $2.50 per share. The Company subsequently reduced the exercise price of such warrant to $2.25 per share and upon exercise of the warrant by the payment of cash, the Company granted an additional 175,000 warrants to Graff which are exercisable at $3.50 per share and remain unexercised.

     Pursuant to the Agreements, Graff was to provide the needed capital to finance AGN JV. Graff indicated that it did not intend to provide further funding for AGN JV. Further, Graff indicated that it wanted a third party to assume its contractual obligations to AGN JV and the Company. Although not obligated to do so, since the decision by Graff not to further fund the efforts of AGN JV, the Company provided approximately $336,000 to AGN JV for development activities which are to be reimbursed to the Company by AGN JV.

     At June 30, 1996, Graff was indebted to the Company for a total of $775,000, $200,000 of which is presented as a direct reduction of equity. Additionally, Graff owns 275,000 shares of the Company's common stock.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     In July 1996, the Company entered into an agreement with Graff whereby the Company accepted the 275,000 shares of the Company's common stock owned by Graff as payment for the $775,000 owed by Graff to the Company. Additionally, Graff's interest in AGN was acquired for $100,000 in cash and a note for $400,000 (the $400,000 Graff Note") payable in three years by a new entity ("AGN Venturers LLC") established by the Company. The Company subsequently sold AGN Venturers LLC to a group of investors ("Investors"), one of which is a related party, for $100,000, an agreement of the Investors to contribute $400,000 to AGN JV and an individual Investor guarantee of AGN JV's note payable to the Company in the amount of $336,000. The $336,000 note payable by AGN JV to the Company is in reimbursement of amounts advanced by the Company as described above.

     Simultaneously with the sale of AGN Venturers LLC, the Company and the Investors entered into a put and call agreement pursuant to which, after one year, the Investors can put AGN Venturers LLC's interest in AGN JV to the Company for 278,666 shares of the Company's common stock plus a number of common shares equal to the principal paid on the $400,000 Graff Note divided by three. Under the call provisions of the agreement, the Company can call one-half of AGN Venturers LLC's interest in AGN JV for 278,666 shares of the Company's common stock plus a number of common shares equal to the principal paid on the $400,000 Graff note divided by three.

     Also in July 1996, the Company entered into agreements with two investors whereby each investor purchased 125,000 of the shares of common stock previously owned by Graff for $2.75 per share. Notes were issued to the Company for the purchase price of the stock bearing interest at 10.5% and payable in one year. The notes receivable will be shown as a reduction of equity until such time as the notes are collected.

3.   DISTRIBUTION AND LICENSING AGREEMENTS WITH AI SOFTWARE, INC.

     In December 1995, the Company entered into distribution and licensing agreements with AI Software, Inc. ("AI"), a company with its principal offices located in Vancouver, British Colombia.

     For $500,000, AI purchased and was appointed the exclusive distributor of the Company's MegaBingo(R) and MegaCash(R) systems and other game software for use in Canada and China. The Company purchased (for $500,000) and was appointed the exclusive distributor of all AI bingo and other game software, including future games that are being developed or will be developed, for use in the United States of America

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


     Native Indian market, including the "off reservation" market, and the State of Texas.

4.   FINANCING ACTIVITIES

     In February and March 1996, the Company completed a private placement of 589,375 shares of its common stock at a price of $2.00 per share. The placement generated net proceeds after offering costs of approximately $980,000. The shares sold are subject to registration rights. Under the terms of the placement, the Company is required to issue 1/10/th/ of a share for each share originally issued for each 90 day period after the closing of the placement that the Company has failed to file a registration statement with the SEC. In August 1996, the Company will be required to issue 117,875 shares of common stock pursuant to this provision. The proceeds from the placement were used to acquire electronic equipment and for working capital.

     Concurrently with the above placement of common stock, the Board of Directors authorized the exercise by the Company's Chairman and CEO of previously issued common stock purchase warrants to acquire 291,543 shares of the Company's common stock at $2.00 per share. Such exercise was accomplished by the issuance to the Company of a note. The purpose of this exercise at this time was to maintain current ownership levels in the Company's common stock in order to avoid a change in ownership for tax purposes which could limit the amount of net operating losses available in any future annual period to offset taxable income of the Company.

     The Company is currently in the process of a private equity placement of
     1.2 million shares of the Company's common stock for $3.00 per share. Each of the 1.2 million shares placed will be accompanied by a redeemable warrant to acquire an additional share of the Company's common stock for $8 (a "Redeemable Warrant"). After nine months, each Redeemable Warrant may be called by the Company for $.10 when the closing bid price of the Company's common stock has been at least $12.00 for 20 consecutive trading days. Redeemable Warrants totaling 300,000 will be granted to the placement agent in connection with the private equity placement.

     The private equity placement is preceded by a private placement of bridge debt financing in the amount of $800,000 (the "Bridge Debt") which was completed in early August 1996. Redeemable Warrants representing 360,000 shares accompanied the Bridge Debt. The Bridge Debt pays interest at 10.5%, is due in one year and is mandatorily redeemable from the proceeds of the private equity placement when completed. Redeemable Warrants representing 174,311 common shares were granted to the placement agreement in connection with the private placement of the Bridge Debt.

ITEM 2.  Management's Discussion and Analysis or Plan of Operation

GENERAL

Multimedia Games, Inc. (the "Company" or "Multimedia") was incorporated under the laws of the State of Texas on August 30, 1991. Unless the context otherwise requires, the term the "Company" includes its subsidiaries. The Company provides interactive, multimedia communications and data processing services and products to the gaming and entertainment industries. MegaBingo(R), MegaCash(R), MegaBingo Lite(TM), MegaMania(TM) and AGN(TM) are registered trade-marks or trade-marks of the Company.

From April 1994 to August 1995, the Company's principal business was to furnish the marketing and other operating services required in the conduct of high stakes bingo games conducted under the names MegaBingo and MegaCash, which are played simultaneously using a closed-circuit, television satellite link at approximately 52 independently owned bingo halls across the United States, operated primarily on behalf of American Indian tribes. In October 1994, the Company introduced a new system, called MegaBingo Lite which is presently delivering a special game to 14 additional bingo halls on the MegaBingo Network.

MegaBingo and MegaCash allow customers to enter a participating bingo hall and purchase a bingo card for a game that will be played at a future designated time. The Company has contracted with the Muscogee (Creek) Tribe to draw the bingo numbers on its reservation, and to transmit the drawing of the numbers to all participating bingo halls by satellite. The Company's revenues emanate from the proceeds of bingo card sales, with profits derived from revenues remaining after prizes, bingo hall commissions and operating expenses are paid. The Company believes that its MegaBingo, MegaCash and MegaBingo Lite games are the only regularly scheduled multi-independent-hall, high stakes bingo games in the United States.

In August 1995, the Company's principal business was expanded to include the manufacture, sale, distribution, and operation of an interactive high-speed bingo game developed by the Company called MegaMania, which is played on electronic player stations. MegaMania utilizes interconnected electronic player stations throughout participating halls on the Company's inter-hall network. The Company has designed MegaMania such that it (a) requires sound strategic decisions be made rapidly and repeatedly by players in order to maximize prize payout, (b) presents game results in a fast-action color video presentation featuring state-of-the-art graphics and animation accompanied by sound, (c) pays back approximately 85% of the total amount wagered in prizes to players, (d) pits players against each other to win a common pooled prize in accordance with the rules of class II bingo, (e) costs only a quarter per card, per cycle, (f) pays out a must-go prize of $25 to $150+ for every completed game (which is about 90 seconds duration), and (g) pays out other progressive jackpot prizes based on winning within a specified number of bingo balls drawn. The average jackpot won has been approximately $17,000, with the largest jackpot exceeding $70,000. Currently 17 halls have over 800 electronic player stations that play MegaMania. The Company has plans to install additional electronic player stations playing MegaMania or to install MegaMania software on other vendors' machines within the next year (See Future Expectations below).

TV Games, Inc. ("TVG"), a wholly owned subsidiary of the Company, has been offering proxy play services or TV game broadcast of the MegaBingo game to off-reservation participants since June 1994. TVG accepts orders and purchases bingo cards at on-reservation Indian bingo halls and plays those cards at the bingo halls on behalf of those participants.

In February 1995, TVG entered into an agreement with Graff Pay-Per-View, Inc. ("Graff") to develop a business plan and associated software and system design for an electronic system to be used to deliver advertising, accept proxy play requests, purchase cards at the bingo hall, deliver a receipt to the proxy play requester showing a replica of the purchased card, play those cards on behalf of the requester, broadcast the results of the game drawing by TV or other media means for the benefit of the proxy play requester, and pay all prizes won and collected during proxy play. TVG was paid a fee of $150,000 by Graff for developing a business plan and Graff received a warrant to purchase 175,000 shares of the Company's Common stock at an exercise prize of $2.50 per share (the "Graff Warrants"). After the completion of development of the business plan, TVG and Graff entered into a new definitive agreement to implement the plan under an equally-owned joint venture partnership called American Gaming Network, J.V. ("AGN JV").

TVG sold one-third of its existing intellectual property for proxy play to Graff for $500,000. Graff hired TVG to develop new intellectual property to be used by the venture for an additional $300,000. The new intellectual property was completed and delivered in the fourth quarter ending September 30, 1995. The Company and Graff each contributed their interest in certain intellectual property and/or the development thereof to AGN JV. Graff also agreed to provide up to $2.5 million of financing to the AGN Joint Venture.

In July 1995, the Company agreed to reduce the exercise price of the Graff Warrants to $2.25 per share if Graff would exercise said warrants by July 31, 1995. The Company agreed to replace the Graff warrants exercised with a replacement warrant for 175,000 shares exercisable at $3.50 per share. On July 31, 1995, Graff exercised the 175,000 warrants at $2.25 per share. Also, under said agreement, Graff purchased 100,000 shares of the Company's Common Stock at $2.75 per share by delivering its promissory note due August 1, 1996. Graff prepaid $75,000 on the note in September 1995.

Pursuant to the Agreements, Graff was to provide the needed capital to finance AGN JV. In February 1996, Graff indicated that it did not intend to provide further funding for AGN JV. Further, Graff indicated that it wanted a third party to assume its contractual obligations to AGN JV and the Company. Although not obligated to do so, since the decision by Graff not to further fund the efforts of AGN JV, the Company provided approximately $336,000 to AGN for operating activities which are to be reimbursed to the Company by AGN JV.

At June 30, 1996, Graff was indebted to the Company for a total of $775,000, $200,000 of which is presented as a direct reduction of equity. Additionally, Graff owns 275,000 shares of the Company's common stock.

In July 1996, the Company entered into an agreement with Graff whereby the Company accepted the 275,000 shares of the Company's common stock owned by Graff as payment for the $775,000 owed by Graff to the Company. Additionally, Graff's interest in AGN was acquired for $100,000 in cash and a note for $400,000 (the "$400,000 Graff Note") payable to Graff in three years by a new entity ("AGN Venturers LLC") established by the Company. The Company subsequently sold AGN Venturers LLC to a group of investors ("Investors"), one of which is a related party, for $100,000, an agreement of the Investors to invest $400,000 in AGN JV and an individual Investor guarantee of AGN JV's note payable to the Company in the amount of $336,000. The $336,000 note payable by AGN JV to the Company is in reimbursement of amounts advanced by the Company as described above.

Simultaneously with the sale of AGN Venturers LLC, the Company and the Investors entered into a put and call agreement pursuant to which, after one year, the Investors can put AGN Venturers LLC's interest in AGN JV to the Company for 278,666 shares of the Company's common stock plus a number of common shares equal to the principal paid on the $400,000 Graff Note divided by three. Under the call provisions of the agreement, the Company can call one-half of AGN Venturers LLC's interest in AGN JV for 278,666 shares of the Company's common stock plus a number of common shares equal to the principal paid on the $400,000 Graff Note divided by three.

Also in July 1996, the Company entered into agreements with two investors whereby each investor purchased 125,000 of the shares of common stock previously owned by Graff for $2.75 per share. Notes were issued to the Company for the purchase price of the stock bearing interest at 10.5% and payable in one year. The notes receivable will be shown as a reduction of equity until such time as the notes are collected.

FACTORS INFLUENCING PROJECTIONS OF FUTURE ACTIVITY

In the normal course of its business, the Company, in an effort to help keep its shareholders and the public informed about the Company's operations, may, from time to time, issue certain statements, either in writing or orally, that contain or may contain forward looking information. Generally, these statements relate to projections involving the anticipated revenues to be received from the Company's gaming operations, the timing of electronic player station sales and installations as well as the ability of the Company to obtain financing to fund its projected growth. These statements include such statements as those contained in "Future Expectations" below.

As with any forward-looking statement, these statements are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based. As noted elsewhere in this report, all phases of the Company's operations are subject to a number of factors that may tend to influence the accuracy of the statements and the projections upon which the statements are based. Many of these factors are outside the control of the Company, any one of which, or a combination of which could materially affect the results of the Company's operations.

In order to provide a more thorough understanding of the possible effects of some of these influences on any projections made by the Company, the following discussion outlines certain factors that in the future could cause the Company's consolidated results for 1996 and beyond to differ materially from those that may be set forth or implied in any such forward-looking statement made by or on behalf of the Company.

Government Regulation

In doing business with Indian tribes and tribal gaming facilities, the Company is subject to various Federal regulations and laws regarding the manner in which business can be transacted. The National Indian Gaming Commission ("NIGC") generally establishes rules and regulations aimed at protecting Tribal interests involved in gaming activities. The NIGC has previously given favorable rulings regarding the Company's Integrated Gaming Service ("IGS") Agreements with the tribes and has determined them to be service contracts rather than management contracts. Additionally, the NIGC has ruled that the Company's MegaMania game is a Class II game as defined by the Indian Gaming Regulatory Act. This ruling allows the Company's game to be played in Indian gaming facilities located in states where certain other forms of gaming (such as video poker, slot machines and keno) are not allowed. Most of the gaming facilities utilizing MegaMania at this time are Class II facilities and could not use MegaMania if it were determined to be a Class III game. There can be no assurance however, that the NIGC will not enact additional regulations or reinterpret existing regulations in a manner that is not favorable to the Company. Any such changes could, for example, require the Company to restructure its arrangements with the tribes such that the arrangements are not as profitable or even profitable at all or to redesign MegaMania such that player appeal is lost or with significant programming costs. The Company does not believe that any such negative developments are currently foreseeable.

Tribal Sovereignty

Each Federally recognized Indian tribe has the standing of a sovereign nation. As such, without approval from the tribes, the tribes cannot be sued or otherwise held accountable under any but tribal laws. Each tribe which is a party to the Company's integrated service agreements has waived its sovereign immunity to the Company as it relates to equipment used in the conduct of games under the IGS agreements or to the revenues of the gaming facility. Although the Company has never experienced any difficulties in this regard, there can be no assurance that a particular tribe will not invoke its sovereign immunities with respect to obligations and/or contracts with the Company.

Customer Demand

The Company's product development and marketing activities are based upon the Company's assessment of customer demand for gaming services in establishments in which the Company provides services. Significant changes in customer demand or preference for gaming products in a given geography, including competing gaming and other leisure activities, could have an impact on the Company's growth and results of operations.

Competition

As a result of the success and popularity of the Company's high-speed MegaMania game, the Company expects that other competitors may attempt to design and place in the market a competing linked game. Some of these competitors may have resources and technology which gives them a competitive advantage over the Company.

Future Financing

The Company's future business plans are heavily dependent upon the ability to find timely financing with which to fund the placement of additional player stations and related equipment. Although the Company has entered into arrangements it believes will provide sufficient capital to accomplish initial phases of its business plan, there can be no assurance that such financing will be consummated or that such financing will ultimately be sufficient to fulfill the capital requirements of its business plan. Financing equipment which is to be located on Indian lands presents certain issues to prospective lenders which could keep the Company from locating acceptable or timely debt financing with which to fund its growth. The Company's ability to generate equity financing to fund growth in place of debt financing is subject to market limitations, the economy and available potential investors. Any issuance of common stock by the Company may result in limitations on the amount of previously generated net operating losses which can be used for income tax purposes in any one annual period, thereby resulting in a higher income tax expense than if there were no limitation on the use of such net operating losses.

RESULTS OF OPERATIONS

The Three Months Ended June 30, 1996 and 1995:

The Company's total operating revenues were $6,083,000 and $4,501,000 for the three months ended June 30, 1996 and 1995 respectively, or an increase of $1,582,000 for the period. The increase was driven by MegaMania gaming revenues during the three month period ended June 30, 1996, which were offset by MegaBingo revenue decrease. There were no MegaMania revenues during fiscal 1995. The decrease in MegaBingo revenues are reflective of attendance decreases at Class II gaming facilities across the country.

Bingo prizes and related costs were $2,253,000 and $2,335,000 for the three months ended June 30, 1996 and 1995 respectively, or a decrease of $82,000. Amounts recorded as

MegaMania revenues are recorded net of prizes, accordingly MegaMania has not affected bingo prizes and related costs. Allotments to hall operators were $2,481,000 and $825,000 for same comparative periods. The increase in allotments to hall operators is attributable to MegaMania, which pays a higher commission to the hall operators than does MegaBingo.

Salaries and wages were $439,000 and $331,000 for the three months ended June 30, 1996 and 1995 respectively, or an increase of $108,000. The increase reflects additional personnel needed to assist with the development and operation of MegaMania. Selling, general and administrative expense decreased by $112,000 to $418,000 for the three months ended June 30, 1996, primarily as a result of the net impact of the $336,000 AGN reimbursement guarantee by the investors in AGN Venturers LLC (representing amounts previously written off) and additional MegaMania operational costs. Business meals and travel increased as a result of higher sales efforts and development efforts related to MegaMania.

Amortization and depreciation increased $65,000 in the current quarter over the same period in the prior year primarily as a result of additional investments related to the Company's MegaMania game since August 1995.

The Nine Months Ended June 30, 1996 and 1995:

The Company's total operating revenues were $15,575,000 and $10,600,000 for the nine months ended June 30, 1996 and 1995 respectively, or an increase of $4,975,000 for the period. The increase is a result of MegaMania gaming revenues, the acquisition of MegaBingo in December 1994 and revenue from the license of the MegaBingo software in the first quarter to AI Software for use in Canada and China. Prior to the MegaBingo acquisition, the Company recognized a services fee for operating MegaBingo under the MegaBingo Services Agreement instead of recognizing gross gaming revenues and related expenses. Before netting MegaBingo revenues, prizes and hall allotments as was done for accounting purposes prior to the MegaBingo acquisition, MegaBingo revenues are decreased from the prior year.

Bingo prizes and related costs were $7,310,000 and $4,765,000 for the nine months ended June 30, 1996 and 1995 respectively, or an increase of $2,545,000. Additionally, allotments to hall operators were $4,240,000 and $2,191,000 for the same comparative periods. Such increases are due to the effect of owning MegaBingo since December 1994 instead of merely operating under the MegaBingo Services Agreement prior to that time. Allotments to hall operators are also increased as a result of MegaMania. Since revenues for MegaMania are recorded net of prizes, bingo prizes and related costs are unaffected by the activity of MegaMania.

The cost of electronic player stations decreased from the nine months ended June 30, 1995 to 1996 and was not proportionate to electronic player station revenues between the two periods because most of the revenues from electronic player station sales during the nine months ended June 30, 1996 were from commissions earned on placing the stations rather than from purchasing and selling the machines, as was the case in 1995.

Selling, general and administrative expense increased from $1,213,000 for the nine months ended June 30, 1995 to $1,550,000 for the nine months ended June 30, 1996, primarily as a result of MegaMania operational and development costs in 1996 as well as the effects of acquiring MegaBingo rather than operating under the MegaBingo Services Agreement as in the prior period.

Amortization and depreciation increased from $170,000 to $354,000 from June 30, 1995 to 1996 as a result of the Company acquiring the assets of MegaBingo in December 1994. As a result of the timing of the acquisition during 1995, there is depreciation of such assets and amortization of goodwill for only half of the nine month period ended June 30, 1995 versus all of the comparative period in the current year. Additional increases in depreciation resulted from MegaMania related asset acquisitions during 1996.

FUTURE EXPECTATIONS

Subject to the uncertainties discussed above, the Company expects that its gaming revenues will continue to increase over previous periods as a result of additional player stations being added to the MegaMania network. Such additions are substantially dependent on the availability of financing to fund the acquisition of the related equipment (see liquidity and capital resources).

There can be no assurance that financing will be able to be obtained, obtained on commercially acceptable terms or obtained in a timely manner. Delays in obtaining such financing will negatively impact the above projections, as will any other difficulties associated with the expansion of the MegaMania network.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had $1,149,000 in unrestricted cash and cash equivalents, a decrease of $388,000 from September 30, 1995. During the nine month period ended June 30, 1996, the Company used $62,000 in operations versus $475,000 of cash generated by operations in the same period of the prior year. Significant operational uses of cash were the $157,000 increase in accounts receivable primarily attributable to MegaMania and a $181,000 reduction in accounts payable and accrued liabilities. The Company used $1,285,000 for investing activities, primarily on capital expenditures. The liquidation of accounts payable in the current period and part of the capital expenditures were funded with a private placement of 589,375 shares of the Company's common stock in February and March 1996 which generated net proceeds after offering costs of $980,000. Additional funding for MegaMania equipment during 1996 has been accomplished with the proceeds of a capital lease in the amount of $100,000.

The Company believes that its current operating levels, including debt service, can be sustained by cash flows from operations. The Company plans to expand its electronic player station network; however, the expansion cannot be funded from the cash flows generated by current operations. To fund this expansion, the Company is endeavoring to privately place 1.2 million shares of the Company's common stock for $3.00 per share. Each of the 1.2 million shares placed will be accompanied by a redeemable warrant to acquire an additional share of the Company's common stock for $8 (a "Redeemable Warrant"). After nine months, each Redeemable Warrant may be called by the Company for $.10 when the closing bid price of the Company's common stock has been at least $12.00 for 20 consecutive trading days. Redeemable Warrants totaling 300,000 will be granted to the placement agent in connection with the private equity placement.

The private equity placement was preceded by a private placement of bridge debt financing in the amount of $800,000 (the "Bridge Debt") which was completed in early August 1996. Redeemable Warrants representing 360,000 shares accompanied the Bridge Debt. The Bridge Debt pays interest at 10.5%, is due in one year and is mandatorily redeemable from the proceeds of the private equity placement when completed. Redeemable Warrants representing 174,311 common shares were granted to the placement agreement in connection with the private placement of the Bridge Debt.

In June 1996, the Company extended the maturity of its existing bank debt to October 1998. In addition, a revolving line of credit in the amount of $100,000 was established, on which there were no borrowings at June 30, 1996.

PART II.  OTHER INFORMATION

Item 5.  Other Information

     The Company's common stock became listed on the NASDAQ SmallCap Market in May 1996. The common stock is listed under the symbol MGAM.

On August 8, 1996, the Company completed a bridge financing arrangement in the amount of $800,000 (the "Bridge Debt"). Warrants entitling the holder to purchase 360,000 shares of common stock accompanied the Bridge Debt. The warrants are excercisable for $8 per share of common stock and each warrant may be called by the Company, after nine months, for $.10 when the closing bid price of the Company's common stock has been at least $12.00 for 20 consecutive trading days (a "Redeemable Warrant"). The Bridge Debt pays interest at 10.5%, is due in one year and is mandatorily redeemable from the proceeds of a proposed private equity placement when completed. Redeemable Warrants representing 174,311 common shares were granted to the placement agreement in connection with the private placement of the Bridge Debt. The Company is in the process of privately placing 1.2 million shares of the Company's common stock for $3.00 per share. Each share in the private equity placement will be accompanied by one Redeemable Warrant and Redeemable Warrants totaling 300,000 will be granted to the placement agent in connection with the private equity placement.

In July 1996, the Company entered into an agreement with Graff whereby the Company accepted the 275,000 shares of the Company's common stock owned by Graff as payment for the $775,000 owed by Graff to the Company. Additionally, Graff's interest in AGN JV was acquired for $100,000 in cash and a note for $400,000 (the "400,000 Graff Note") payable to Graff in three years by an entity established by the Company (the "AGN Venturers LLC"). The Company subsequently sold AGN Venturers LLC to a group of investors ("Investors"), one of which is a related party, for $100,000, an agreement of the Investors to contribute $400,000 to AGN JV and an individual Investor guarantee of AGN JV's note payable to the Company in the amount of $336,000. The $336,000 note payable by AGN JV to the Company is in reimbursement of amounts advanced by the Company as described above.

Simultaneously with the sale of AGN Venturers LLC, the Company and the Investors entered into a put and call agreement pursuant to which, after one year, the Investors can put AGN Venturers LLC's interest in AGN JV to the Company for 278,666 shares of the Company's common stock plus a number of common shares equal to the principal paid on the $400,000 Graff Note divided by three. Under the call provisions of the agreement, the Company can call one-half of AGN Venturers LLC's interest in AGN JV for 278,666 shares of the Company's common stock plus a number of common shares equal to the principal paid on the $400,000 Graff Note divided by three.

Also in July 1996, the Company entered into agreements with two investors whereby each investor purchased 125,000 of the shares of common stock previously owned by Graff for $2.75 per share. Notes were issued to the Company for the purchase price of the stock bearing interest at 10.5% and payable one year from issuance. The notes receivable will be shown as a reduction of equity until such time as the notes are collected.

On July 10, 1996, the National Indian Gaming Commission ("NIGC") issued a letter to the Company indicating that the NIGC had determined the Company's high-speed electronic bingo game - MegaMania - to be a Class II game as defined by the Indian Gaming Regulatory Act. Such determination allows MegaMania to be placed in and operated by Indian gaming facilities which currently rely solely on Class II games to generate revenue for their Tribes.

Item 6.  Other Information

     (a) The exhibits filed as a part of this Quarterly Report on Form 10-QSB are listed in the attached Index to Exhibits.


     (b)  There were no reports filed on Form 8-K during the current quarter.

                                   Signatures


In accordance with the requirements of the exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Multimedia Games, Inc.

Dated August 15, 1996
                                    /s/ Larry Montgomery
                                    ------------------------------------
                                    Larry Montgomery, President
                                    Chief Operating Officer



Dated August 15, 1996

                                    /s/ Fred Roll
                                    ------------------------------------
                                    Fred Roll, Secretary, Vice President
                                    of Operations and Controller

                             MULTIMEDIA GAMES, INC.

                               INDEX TO EXHIBITS


10.17  Form of Bridge Warrant

10.18  Form of Bridge Note

10.19  Bridge Registration Rights Contract

10.20  Graff Purchase Agreement

10.21  Stock Purchase Agreement for Graff Shares

10.22  Amendment Two to Revolving Credit and Term Loan Agreement

10.23  Amendment to Credit Agreement

10.24  Letter from National Indian Gaming Commission