Form 10KSB
period 1996-09-30
MULTIMEDIA GAMES INC
filed 1996-12-30
CIK 896400

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

       [x] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the Fiscal Year ended September 30, 1996

       [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from _______ to _________

                         Commission file number 0-28318

                            Multimedia Games, Inc.
                ----------------------------------------------
                (Name of Small Business Issuer in Its Charter)

              Texas                                      74-2611034
              -----                                      ----------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                   Identification Number)

7335 S. Lewis Avenue, Suite 204
       Tulsa, Oklahoma                                    74136
       ---------------                                    -----
(Address of Principal Executive Offices)                (Zip Code)

                                (918) 494-0576
                         ---------------------------
                         (Issuer's Telephone Number,
                             Including Area Code)

Securities Registered Under Section 12(b) of the Exchange Act: NONE

Securities Registered Under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value

       Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes x No

       Check if there is no disclosure of delinquent filers in response  to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

       State the issuer's revenues for its most recent fiscal year: $22,887,000

       The aggregate market value of the voting stock held by non-affiliates of the issuer as of December 13, 1996 was $16,703,000.

       The number of shares outstanding of the issuer's Common Stock as of December 13, 1996, was 4,026,783.

       Transitional Small Business Disclosure Format (check one):

       Yes ___ No X

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

       The Company provides satellite linked, high stakes bingo games and interactive high speed bingo games played on interconnected electronic player stations to participating bingo halls owned primarily by American Indian tribes located throughout the United States. The Company also provides proxy play services to bingo players located off Indian lands through its 49% interest in American Gaming Network L.L.C.

       Prior to August 1995, the Company's principal business was to furnish the marketing and other operating services required in the conduct of high stakes bingo games conducted under the names MegaBingo, MegaCash and MegaBingo Lite. MegaBingo and MegaCash are bingo games played simultaneously at multiple bingo halls via a closed-circuit, television satellite link. As of September 30, 1996, the MegaBingo and MegaCash games were being played at 50 independently owned bingo halls located in Alabama, Arizona, California, District of Columbia, Idaho, Kansas, Minnesota, Montana, New Mexico, Oklahoma, Oregon, South Dakota, Texas and Washington, operated primarily on behalf of American Indian tribes. MegaBingo Lite provides smaller prizes to similarly linked Indian bingo halls. As of September 30, 1996, MegaBingo Lite was being delivered to 11 bingo halls located in the State of Oklahoma. For the year ended September 30, 1996, aggregate revenues derived from MegaBingo, MegaCash and MegaBingo Lite were $15,609,000 (68.2%) of the Company's total revenues of $22,887,000.

       In August 1995, the Company introduced MegaMania, an interactive high-speed bingo game developed by the Company that is played on electronic player stations interconnected among participating Indian bingo halls. As of September 30, 1996, there were approximately 800 MegaMania player stations in operation at 20 Indian bingo halls located in 3 states. For the year ended September 30, 1996, revenues derived from MegaMania were $6,074,000 (26.5%) of the Company's total revenues for the period.

       In February 1995, the Company formed a 50-50 partnership named "American Gaming Network" with Graff Pay-Per-View, Inc. ("Graff") to own and operate the rights and properties associated with the Company's proxy play services. In July, 1996, the Company entered into a series of transactions that resulted in the termination of Graff's interest in the partnership, the transfer of all rights and properties of the partnership to American Gaming Network L.L.C. ("AGN"), and the introduction of a new group of investors to provide working capital to AGN (see Note 3 of Notes to Consolidated Financial Statements). Since its inception in February 1995, AGN has continued to develop its properties and has conducted virtually no operations.

       From April 1994 to December 1994, the Company derived its revenue principally as a fee for providing services to American Gaming and Entertainment, Ltd. ("AGE"), which owned the MegaBingo and MegaCash games, pursuant to a Services Agreement entered into with AGE in April 1994 (the "AGE Services Agreement"). In December 1994, the Company acquired substantially all of the assets relating to the MegaBingo and MegaCash games from AGE for a purchase price of approximately $1.8 million, plus the assumption of certain liabilities relating to AGE's bingo gaming
activities.   Excluded from the assets acquired were all of the Integrated
Gaming Services Agreements between AGE and various Indian tribes. The Company has continued to provide services with respect to the contracts retained by AGE pursuant to the AGE Services Agreement. Since the December 1994 acquisition, revenues and expenses of the MegaBingo and MegaCash games, including games serviced pursuant to the AGE Services Agreement, have been reflected in the financial statements of the Company at their gross amounts and not netted and recorded as service fee income.

       Prior to April 1994, the Company was a development stage enterprise engaged in the development of bingo related games and services and conducted no operations.

       Multimedia Games, Inc. (the "Company" or "Multimedia") was incorporated under the laws of the State of Texas on August 30, 1991. Unless the context otherwise requires, the term the "Company" includes Multimedia Games, Inc., and its subsidiaries - TV Games, Inc., MegaBingo, Inc., and Multimedia Creative Services, Inc., as well as the activities conducted by the Company through its 49% interest in American Gaming Network L.L.C. The Company's executive offices are located at 7335 South Lewis Avenue, Suite 204, Tulsa, Oklahoma 74136, and its telephone number is (918) 494-0576.

              MegaBingo(R), MegaCash(R), MegaBingo Lite(TM) and MegaMania(TM) are registered trademarks and tradenames of the Company, and all references herein are deemed to include the applicable tradename or trademark designation.

RISK FACTORS

       The following risk factors should be carefully considered in connection with the other information and financial statements contained in this Report on Form 10-KSB.

       GOVERNMENT REGULATION. In doing business with Indian tribes and participating in tribal gaming activities, the Company is subject to various Federal regulations and laws regarding the manner in which business can be transacted. The operation of gaming on Indian reservations is subject to the Indian Gaming Regulatory Act of 1988 (the "Gaming Act"), which also established the National Indian Gaming Commission (the "NIGC") with the authority to promulgate rules and regulations to enforce certain aspects of the Gaming Act and to protect Tribal interests involved in gaming activities. The NIGC has previously given favorable rulings regarding the Company's Integrated Gaming Service Agreements with the tribes and has determined them to be service contracts rather than management contracts, thereby allowing the Company to obtain more favorable terms than would have been permitted had the agreements been determined to be management contracts. In addition, on July 10, 1996, the NIGC issued its opinion that the Company's MegaMania game is a Class II rather than a Class III gaming activity. There can be no assurance however, that the NIGC will not enact additional regulations or reinterpret existing regulations in a manner that would have a material and adverse effect upon the Company, including requiring the Company to restructure its existing arrangements with the tribes or requiring changes in the way the Company's games are conducted so that such games are classified as Class II. There also can be no assurances that the pending investigation by the U.S. Attorney (see "Item 1. Description of Business - Risk Factors - Pending Investigation") will not have a material and adverse effect upon the Company by requiring the Company to discontinue its MegaMania game or restructuring the game to meet the U.S. Attorney's definition of a Class II game. Any such restructuring of the Company's games has the additional risk that such games will no longer appeal to consumers or be acceptable to the Tribes. There can also be no assurance that the Gaming Act or other Federal laws and regulations will not be amended or adopted in response to pressure from state and local sources so as to limit the authority of Tribes to self-regulate Class II gaming or to change the definition of Class II gaming.

       DEVELOPING OPERATING ENVIRONMENT. The environment in which the Company conducts its business is relatively new and presents significant operating challenges and uncertainties. The Gaming Act was adopted in 1988 and the development of the Federal, State and Tribal infrastructure to regulate the proliferation of Indian gaming activities has occurred only since that time. Fundamental issues concerning the scope and intent of the Gaming Act remain unresolved. The NIGC was not fully operational until February 1993, and prior to that the Bureau of Indian Affairs was responsible for certain functions now performed by the NIGC. As a result, the adoption and implementation of regulations in furtherance of the Gaming Act have moved cautiously and there is a comparative lack of case law or interpretation of such regulations or of the Gaming Act. Moreover, the Company is on the leading edge of the rapid advancement of technological innovation in Indian gaming and issues relating, for example, to electronic games or gaming on the Internet are either novel or lack historical precedent sufficient to enable companies to predict with certainty the outcome of planned actions.

       TRIBAL REGULATION. Each Federally recognized Indian tribe has the standing of a sovereign nation. As such, without approval from the tribes, the tribes cannot be sued or otherwise held accountable under any but tribal laws. Each tribe which is a party to the Company's integrated service agreements has waived its sovereign immunity to the Company as it relates to equipment used in the conduct of games or to the revenues of the gaming facility. Although the Company has never experienced any difficulties in this regard, there can be no assurance that a particular tribe will not attempt to invoke its sovereign immunities with respect to obligations and/or contracts with the Company which, if successful, could have the effect of rendering the Company's contracts unenforceable.

       In addition, gaming on Indian lands is generally closely administered by Tribal officials. Most Tribes have established a regulatory framework with agencies to administer the conduct of gaming on Indian lands. These regulations generally include licensing and approval procedures and reporting and audit requirements. Not all constituencies within each Indian tribe view gaming favorably, and changes in Tribal officials have in the past, and could in the future, result in a more difficult environment in which to conduct the Company's business at a particular Tribe.

       DEPENDANCE UPON TRIBAL CONTRACTS. Virtually all of the Company's revenues are derived from contracts with Native Indian tribes. As of September 30, 1996, the Company had, either in its own name or through the AGE Services Agreement, written agreements with 51 Indian tribes that provide the Company with the exclusive right to conduct linked bingo operations on their respective Indian lands. No assurances can be given that any of such contracts will be renewed upon the expiration of their term or that, if renewed, the terms and conditions thereof will be favorable to the Company, nor can any assurances be given that a tribe or tribes will not cancel any of such agreements prior to expiration of their stated term. A failure to renew such contracts upon terms favorable to the Company or the cancellation of a significant number of such contracts would have a material adverse effect upon the Company's business and results of operations.

       CUSTOMER DEMAND; COMPETITION. The Company's product development and marketing activities are based upon the Company's assessment of customer demand for gaming services in establishments in which the Company provides services. Significant changes in customer demand or preference for gaming products in a given geography, including competing gaming and other leisure activities, could have an adverse impact on the Company's business and results of operations.

       PENDING INVESTIGATION. On October 16, 1996, the Company was advised by the Office of the U.S. Attorney in Tulsa, Oklahoma (the "U.S. Attorney"), that the Company was part of a criminal investigation to determine whether, in the opinion of the U.S. Attorney, the Company's MegaMania bingo game constituted Class II or Class III gaming, as defined by the Gaming Act. MegaMania has been designed and is operated as a Class II game within the definition of bingo set forth in the Gaming Act. In a written opinion dated July 10, 1996, the Company was informed by the NIGC of the NIGC's determination that MegaMania constituted a Class II game. The Company has relied on the NIGC's opinion in conducting its operations and believes that the NIGC made its determination with a complete and accurate understanding of the facts and the applicable law.

       The Gaming Act classifies games that may be played on Indian land into three categories. Class I gaming includes traditional Indian social and ceremonial games and is regulated only by the tribes. Class II gaming includes bingo, pull-tabs, lotto, punch boards, tip jars, instant bingo, certain card games played under limited circumstances and other games similar to bingo if those games are played at the same location where bingo is played. Class III gaming consists of all forms of gaming that are not Class I or Class II, such as video casino games, slot machines, most table games (e.g., blackjack and craps) and keno.

       Generally speaking, Class II gaming may be conducted on Indian lands if the state in which the Indian reservation is located permits such gaming for any purpose by any person. Class III gaming, on the other hand, may only be conducted pursuant to a compact reached between the Indian tribe and the state in which the tribe is located.

       No assurances can be given that the U.S. Attorney will not conclude that MegaMania is Class III gaming. If the U.S. Attorney does reach such a conclusion, the Company intends to vigorously defend its position that MegaMania is a Class II game. It is unclear at this time how the U.S. Attorney and the NIGC would have their positions reconciled in the event the U.S. Attorney determines that MegaMania is Class III gaming. No assurances can be given that the Company will be successful on the merits. If MegaMania is ultimately determined to be Class III gaming, the loss of the MegaMania business would have a material adverse effect upon the Company's financial condition and results of operation.

       ACCUMULATED DEFICIT; UNCERTAIN PROFITABILITY. Although the Company achieved net income of $40,000 in the fiscal year ended September 30, 1996 (as compared to $505,000 in the prior fiscal year), the Company has incurred an accumulated deficit of $2,574,000 since its inception in August 1991 through September 30, 1996. No assurances can be given that the Company will be able to maintain profitable operations in the future. In addition, such profits, if any, are not expected to be commensurate or proportional with any increases in revenues as the Company anticipates experiencing significant start-up costs related to the expansion of its MegaMania game as well as increases in general and administrative expenses associated with satisfying the regulatory and other operating uncertainties facing the Company in the developing operating environment in which the Company conducts its business.

       FUTURE FINANCING. The Company's future business plans are dependent upon its ability to find financing on a timely basis with which to fund the Company's activities, including the placement of additional MegaMania player stations and related equipment and the development of new products. Any inability to obtain additional financing when needed could have a material adverse effect on the Company's ability to achieve its long-term objectives. Moreover, any additional financing may involve substantial dilution to the Company's then existing shareholders.

       TECHNOLOGICAL INNOVATION. The Company believes that an important factor to its future success will include its continued development of new products that appeal to the tastes of consumers and the introduction of such products in a timely manner. Successful product development and introduction depends upon a number of factors, including the identification of products expected to appeal to consumer preferences and the timely completion of design and testing. Importantly, any new or modified gaming products will be designed and operated to meet the requirements of Class II gaming. The Company expects to continue to solicit the opinion of the NIGC as to whether any new or modified gaming products meet the definitions of Class II gaming, although there can be no assurance that the Company will always wait for a final opinion from the NIGC
before introducing a new game or modifying an existing game.   Interpretations
and policies of the NIGC with respect to the requirements for Class II gaming will also affect the timing and nature of any new products. As a result of these and other factors, there can be no assurance that the Company will continue to develop and introduce new products in a timely manner that will achieve commercial success.

       PRIZE FULFILLMENT. The prizes awarded under the Company's bingo games are based upon attaining an assumed level of gross game receipts and statistical assumptions as to the frequency of winners. To date, the Company has not experienced a "game deficit" where prize allocations have exceeded game revenues; however, no assurances can be given that the Company will not experience abnormally high rates of jackpot prize wins in the future.

       SIGNIFICANT OUTSTANDING OPTIONS AND WARRANTS. As of December 13, 1996, there were outstanding immediately exercisable stock options to purchase an aggregate of 140,418 shares of Common Stock at exercise prices ranging from $1.50 to $2.75 per share, and outstanding immediately exercisable warrants to purchase an aggregate of 404,970 shares of Common Stock at exercise prices ranging from $2.00 to $6.60 per share. In addition, there were outstanding additional warrants to purchase an aggregate of 2,042,143 shares of Common Stock at an exercise price of $8.00 per share that become exercisable on August 12, 1997, additional stock options to purchase 392,082 shares of Common Stock at exercise prices ranging from $1.50 to $4.375 per share that are generally exercisable in equal annual increments over four years commencing in 1997, and an option to exchange interests in AGN for up to 412,000 shares of the Company's common Stock at the equivalent of $3.00 per share (see "Note 3 of Notes to Consolidated Financial Statements"). The Company's Series A Preferred Stock is also convertible commencing in January 1997 into 671,590 shares of Common Stock at a conversion rate of five shares of Common Stock for each share of Series A Preferred Stock. To the extent that such stock options, warrants and Series A Preferred Stock are exercised or converted, dilution to the Company's shareholders will occur. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected, since the holders of such options, warrants and Series A Preferred Stock can be expected to exercise or convert them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than the exercise terms provided in such securities.

       ISSUANCE OF SHARES FOR NOTES. Of the 4,026,783 shares of Common Stock outstanding at December 13, 1996, 541,545 shares, or approximately 13.4%, of the total outstanding have been issued for promissory notes of the purchasers, including 291,545 shares purchased by the Chairman of the Board of the Company for a promissory note in the principal amount of $583,000. Although the Company believes that such notes are collectible when due for the full amount thereof, no assurances to that effect can be given.

       SHARES AVAILABLE FOR FUTURE SALE; SALES BY AFFILIATES. Of the 4,026,783 shares of Common Stock outstanding at December 13, 1996, 895,070 of such shares are held by non-affiliates and are freely traded in the public market and 3,131,713 shares may be deemed "restricted securities" as that term is defined under the Securities Act, and in the future may be sold pursuant to a registration under the Securities Act, in compliance with Rule 144 under the
Securities Act, or pursuant to another exemption therefrom.   Of such
restricted securities, 2,118,208 shares of Common Stock are expected to be registered for public sale under the Securities Act of 1933, as amended (the "Securities Act") on Form S-3 in early January, 1997. With respect to the remaining 1,013,505 of restricted shares, Rule 144 provides that, in general, a person holding restricted securities for a period of two years may, every three months thereafter, sell in brokerage transactions an amount of shares which does not exceed the greater of one percent (1%) of the Company's then outstanding Common Stock or the average weekly trading volume of the Common Stock during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of shares without any quantity limitations by a person who is not an affiliate of the Company and was not an affiliate at any time during the 90 day period prior to sale and who has satisfied a three year holding period. Of such 1,013,505 shares of "restricted" Common Stock, approximately 113,024 shares have been held for more than two years and are, therefore, eligible for immediate sale under Rule 144, subject to the volume limitations described above. Of the remaining 900,481 shares of "restricted" Common Stock, 34,940 shares will become eligible for sale under Rule 144 during the period ending September 30, 1997.

       In addition, 671,590 shares of Common Stock issuable upon conversion of the Series A Preferred Stock will become eligible for resale under Rule 144 beginning in January 1997.

       REGISTRATION RIGHTS. Of the 1,013,505 shares of "restricted" Common Stock referred to above, 616,485 have "piggyback" registration rights. The Company has also granted registration rights to the holders of the 2,042,143 warrants described above, the 412,000 shares of Common Stock issuable upon the exercise of the put and call agreement described under "Note 3 of Notes to Consolidated Financial Statements" and the 404,970 shares of Common Stock issuable upon the exercise of other presently outstanding warrants and options. Exercise of these registration rights could cause the Company to incur substantial expenses and could adversely affect the Company's ability to obtain future equity or debt financing. Furthermore, the exercise of these warrants and stock options, and the conversion of the Series A Preferred Stock, and the sale of the underlying Common Stock (or even the potential of such exercise, conversion and sale) may have a depressive effect on the market price of the Company's securities.

       Certain holders of restricted Common Stock have, directly or indirectly, entered into lock-up agreements with Walsh, Manning Securities, Inc. ("Walsh, Manning") that contractually restrict the sale of such shares without the consent of Walsh, Manning. Of the 3,131,713 shares of restricted Common Stock (including the 2,118,208 to be registered in the Form S-3 registration statement referred to above), approximately 2,544,467 of such shares are subject to such lock-up agreements.

       ABSENCE OF DIVIDENDS. The Company has never declared or paid any cash dividends on its Common Stock. The Company intends to retain its earnings, if any, to finance the growth and development of its business and therefore does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

CURRENT GAMES

       The MegaBingo, MegaCash and MegaBingo Lite games are telecast live to television monitors at each participating bingo hall by means of a closed-circuit, television satellite network which, except for the satellite, is designed, owned and operated by the Company. The Company's broadcast studio is currently located at the Cheyenne-Arapaho Lucky Star gaming facility which is approximately 20 miles west of Oklahoma City in Concho, Oklahoma. Prior to November, 1996, the Company's broadcast studio was located at the Muscogee (Creek) gaming facility in Muscogee, Oklahoma, but was moved due to a dispute with that tribe. The studio houses the equipment needed to produce and televise the game drawings and verify winning cards, including television production equipment and satellite up-link equipment. The Company's central game computers and communications equipment are housed at the Company's principal offices in Tulsa, Oklahoma. MegaBingo and MegaCash game drawings are conducted on the floor of the Cheyenne-Arapaho bingo hall before live audiences of players, and MegaBingo Lite drawings are conducted in the broadcast studio. The Company's MegaBingo, MegaCash and MegaBingo Lite games, which are approximately twelve
(12) minutes in duration, represent only a limited percentage of the total number of bingo games conducted by each participating bingo hall operator during any given bingo session.

       The MegaBingo, MegaCash and MegaBingo Lite games allow customers to enter a participating bingo hall and purchase a bingo card for a game that will be played at a future designated time. The Company has contracted with the Cheyenne-Arapaho Nation to draw the bingo numbers on its reservation and to transmit the drawing of the numbers to all participating bingo halls by satellite. Prize money emanates from the proceeds of bingo card sales, with profits to the Company derived from revenues from bingo card sales remaining after prizes, bingo hall commissions and operating expenses are paid. The Company believes that its MegaBingo, MegaCash and MegaBingo Lite games are the only regularly scheduled multi-hall, high stakes bingo games in the United States.

       In the MegaBingo game, which is conducted on the Company's satellite gaming network seven nights per week, a player pays either $3 for a single bingo game face card or $5 for a bingo game card consisting of three separate game faces. When a player covers his card after 50 balls or fewer are drawn and calls bingo, and his card is verified, the player is given the chance to win the jackpot prize of up to $1,000,000 (paid $100,000 cash and the remainder in the form of a 24-year annuity) by spinning the MegaBingo wheel. When there is no jackpot winner, the game continues until a player calls bingo. Once that player's card is verified, the player will receive a consolation prize of $2,500 if a $3 card was played, or $5,000 if a $5 card was played, as well as certain lesser prizes. MegaBingo Lite is similar to MegaBingo, but involves fewer halls and smaller prizes (e.g., jackpot prizes of $25,000). In the MegaCash game, which is conducted on the Company's network each Saturday and Sunday in matinee sessions, the player pays either $2 or $5 for the same single bingo game face card, which carries a jackpot of, respectively, $100,000 or, by spinning the MegaBingo wheel, up to $1,000,000. When there is no MegaCash jackpot winner after 50 balls are drawn, the game continues until bingo is called and a consolation winner is determined, of $2,500 or $5,000 respectively, as well as certain lesser prizes. Typically 13 games of MegaBingo and two of MegaCash are played each week.

       In September 1995, the Company conducted a Mega-MegaBingo ("MegaMega") Bingo session. MegaMega was a special event providing an entire evening session of multi-hall bingo games operated on the MegaBingo network during which many significant prizes were awarded, including a "must go" $1,000,000 prize. The program operated for 90 minutes and included 11 different games with a total prize package of $1,450,000. The Company believes MegaMega was the largest single bingo program ever offered.

       MegaMania utilizes interconnected electronic player stations throughout participating halls on the Company's inter-hall network. The Company has designed MegaMania, such that it (a) requires that sound strategic decisions be made rapidly and repeatedly by players in order to maximize prize payout, (b) presents game results in a fast-action color video presentation featuring state-of-the-art graphics and animation accompanied by sound, (c) pays back approximately 85% of the total amount wagered in prizes to players, (d) pits players against each other to win a common pooled prize in accordance with the rules of class II bingo, (e) costs only a quarter per card, per cycle, (f) pays out a prize of $25 to $150+ for every completed game (which is about 90 seconds duration), and (g) pays out other progressive jackpot prizes based on winning within a specified number of bingo balls drawn. As of September 30, 1996, 20 halls had approximately 800 electronic player stations playing MegaMania. The Company has plans to install additional electronic player stations playing MegaMania or to install MegaMania software on other vendors' machines within the next year. As of December 13, 1996, there were 21 halls with approximately 915 player stations playing MegaMania, after taking into account the removal of 139 player stations from the Muscogee (Creek) facilities in November 1996 due to a dispute with that tribe. Also at December 13, 1996, the Company was in the process of installing an additional 150 player stations at six new bingo halls.

       AGN offers proxy play services of the MegaBingo game to off-reservation participants. AGN accepts orders and purchases bingo cards at on-reservation Indian bingo halls and plays those cards at the bingo halls on behalf of proxy play participants.

INTEGRATED GAMING SERVICES AGREEMENTS ("IGS AGREEMENTS")

       Virtually all of the Company's revenues are derived from contracts with Native Indian tribes. The Company's contract with each bingo hall operator is typically for five years, and provides for a variety of integrated, multi-hall games on an exclusive basis. Participation in the network not only generates additional profit for the bingo hall, but also allows the bingo hall operators to advertise jackpot prizes well in excess of those offered by other bingo halls where the Company's games are not played, thus providing participating halls a competitive advantage.

       The Company has IGS Agreements with approximately 50 Native Indian tribes, of which 18 agreements were renewed for five-year terms in 1995. About half of the remaining contracts have unexpired terms of between two and three years and the balance of the contracts are currently under negotiation and are being continued on a month to month basis pending negotiations.

       In order to provide protection against the risk that prizes awarded to players in the MegaBingo and MegaCash games might exceed game revenues, the terms of the IGS Agreements with the various hall operators that conduct MegaBingo and MegaCash (the "MegaBingo Operators"), provide that a fixed percentage of gross game receipts from those games (the "MegaBingo Prize Allocation") is deposited in a prize allocation account from which prizes, prize fulfillment fees and bank fees are paid ("MegaBingo Prize Allocation Costs"). The

MegaBingo Operator and the Company are each entitled to a fee (the "MegaBingo Fee") which approximates 15% of gross game receipts increased by its share of cumulative game surplus and decreased, in the case of the Company, by 100% of all game deficits. A surplus (or deficit) exists to the extent that the MegaBingo Prize Allocation exceeds (or is exceeded by) the MegaBingo Prize Allocation Costs.

       Under the terms of the IGS Agreements, specified initial portions of the MegaBingo Fee are deposited in separate prize reserve accounts for the MegaBingo Operators from which loans may be made to the prize allocation account in the event of a game deficit. However, during the past five years there has never been a game deficit and no loans have ever been made. Such loans from the MegaBingo Operators' prize reserve accounts would be liabilities of the Company and would have to be repaid when there are sufficient funds in the prize allocation account available for such purpose. Each MegaBingo Operator is entitled to the return of its prize reserve funds upon termination of its IGS Agreement. In addition, those parties who have completed their prize reserve funding obligations are entitled to receive formula-determined refunds of their respective prize reserve funds from time to time to the extent it is determined that such funds are not required to assure the payment of MegaBingo Prize Allocation Costs.

       Under the IGS Agreements, the Company may procure such technical, marketing and other support as it determines to operate the games, and is obligated to obtain any licenses and approvals required for the operation of the games, to provide errors and omissions insurance coverage against the possibility of duplication of prize liabilities, and to guaranty the payment of prizes won in the games by letters of credit, performance bonds, insurance or other guarantees.

       The IGS Agreements obligate the tribes to provide space to operate the games and to provide such advertising and promotion as they determine to be beneficial. The parties to the IGS Agreements have also constituted audit, legal, marketing and operations committees which provide oversight for the games and exercise specific approval functions mandated by the IGS Agreements.

PRIZE FULFILLMENT

       The MegaBingo and MegaCash games are designed assuming a certain minimum level of gross game receipts, with MegaBingo Prize Allocation Costs averaged over long periods of time expected to be less than the MegaBingo Prize Allocation. In order to reduce the need for prize reserve account funds and to further reduce exposure to game deficits during periods of abnormally high rates of jackpot prize wins, the Company is party to an agreement (the "Risk Assumption Agreement") with SCA Promotions, Inc. ("SCA"), which specializes in prize fulfillment services, to pay jackpot prizes won during the term of the agreement. SCA owns warrants to purchase 45,682 shares of the Company's Common Stock at $2.00 per share and holds 12,563 shares of Series A Preferred Stock that are convertible in January 1997 into 62,815 shares of Common Stock.

       For an administrative fee (based on a fixed percentage of gross game sales receipts) and prize fulfillment fees (based on a varying percentage of gross game sales receipts) paid to SCA with funds from the MegaBingo Prize Allocation, the Company receives an amount equal to the present value of the jackpot prize payments less a deductible of $15,000. The Company also advances the first $37,000 of SCA's liability for each prize pay-off, which is subsequently deducted from fees due SCA. These prize fulfillment funds are then utilized to satisfy the obligation to the jackpot prize winner through a lump-sum cash payment or the purchase of an annuity.

       SCA may cease its prize fulfillment responsibilities if its total cumulative prize payouts exceed its fees earned under the contract by $2,500,000. SCA is required at all times to maintain not less than $500,000 of prize fulfillment resources in the form of a performance bond or other mutually acceptable escrow arrangement. The Risk Assumption Agreement expires on February 28, 1997, and is currently being negotiated for extension.

GAMING EQUIPMENT

       In support of its MegaBingo, MegaCash and MegaBingo Lite games, the Company utilizes, among other things, television production equipment, satellite transmission and reception equipment, computer hardware and software, conference calling equipment and specially printed ticket stocks typically imprinted with the game's logo. The Company has contracted with a vendor for satellite time to transmit the aforementioned games. With the exception of the computer software, which is custom developed by or on behalf of the Company, all other gaming equipment and supplies required for the operation of the aforementioned games are typically available off-the-shelf from a number of vendors. Under the IGS Agreements, any satellite dishes and monitoring equipment then dedicated for use thereunder revert to the bingo halls upon the expiration of such arrangements.

       MegaMania electronic player stations, which consists primarily of electronic equipment and computer hardware, are placed in participating halls pursuant to an addendum to the IGS Agreements (the "IGS Addendum"). Pursuant to the IGS Addendum, the tribes typically purchase the MegaMania equipment from the Company by allocating to the Company a portion of the Tribes' share of MegaMania game revenues until the agreed purchase price of the stations have been paid. With the exception of the computer software, which is custom developed by or for the Company and remains the property of the Company (either outright or through licensing or joint venture arrangements with others) notwithstanding the ownership of the player stations by the Tribes, substantially all of the electronic equipment and computer hardware is available from a number of vendors, although significant lead times exist with respect to certain components.

MARKETING, ADVERTISING AND PROMOTION

       The Company arranges national and local news coverage of the Company's games and currently provides press releases to local newspapers regarding recent jackpot wins as well as the introduction of the Company's games at new network halls. In addition, the Company has focused advertising and promotion, including direct mailings in localities near network halls advertising the availability of the Company's games (including discount coupons for new players) as well as the purchase of advertising space in specialized bingo newsletters. The Company's games typically are prominently featured in the participating halls' program materials, such as calendars and flyers, and on outdoor billboards near certain participating halls. Halls often provide free bus rides to players from nearby states and towns.

SERVICE MARKS AND PATENTS

       The Company owns service marks for "MegaBingo(R)", "MegaCash(R)" and "MegaRacing(R)" registered with the United States Patent and Trademark Office, and a paid-up perpetual exclusive license to use the registered service mark, "MegaPick(TM)", in bingo activities. The Company also utilizes the trademarks "MegaBingo Lite(TM)" in connection with its special game introduced in a limited number of halls, "TV MegaBingo(TM)" in connection with its televised game and "MegaMania(TM)" in connection with its game played on electronic player stations. The Company relies on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain its competitive position. However, there can be no assurance that, insofar as the Company relies on trade secrets and unpatented know-how, others will not independently develop similar technology or that secrecy will not be breached.

COMPETITION

       Competition in the gaming industry is intense. The Company presently estimates that gaming is permitted in almost all states in some form, and gaming activities continue to expand. There are numerous national and international corporations and entities engaged in the gaming business. Competition in the gaming industry has increased substantially in recent years, more competitors participate in the industry each year, and most of the competitors have substantially greater financial and personnel resources than the Company.

       Many forms of gaming are conducted both on and off Indian lands in the United States which, in a broad sense, may be deemed to be in competition with the Company's services. Although there is a general lack of reliable data regarding the effect of any one form of gaming on the level of business experienced by another, the Company is not aware of any data suggesting that revenues from any specific form of gaming are particularly sensitive to the level of wagering on other forms of gaming. The Company believes that its MegaBingo, MegaCash and MegaBingo Lite are the only multi-hall, high stakes bingo games currently available on or off Indian lands in the United States.

       In addition to other bingo operations, the Company's activities may also compete with such other forms of gaming as lotto, table games, sports betting and pari-mutuel wagering. The extent to which the various forms of gaming conducted both on and off Indian lands in the United States may be competitive with the Company's services will depend upon several factors, including the nature and location of the gaming activity and the demographics of the players' population.

EMPLOYEES

       As of September 30, 1996, the Company had 71 full-time and part-time employees, consisting of 14 engaged in field operations, 13 in computer operations relating to bingo activities, seven in accounting functions, four in sales and marketing activities, 12 in other general administrative and executive functions and 21 full-time and part-time bingo hall employees. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its current employees to be good. In addition, approximately 30 individuals were employed by tribes to operate the Company's games in their respective halls all of whom are reimbursed by the Company.

GOVERNMENTAL REGULATION

       GENERAL. The operation of gaming on Indian reservations is subject to the Indian Gaming Regulatory Act of 1988 (25 U.S.C. Sections 2701, et seq.) (the "Gaming Act" or "IGRA"), which created the National Indian Gaming Commission (the "NIGC") to promulgate regulations to enforce certain aspects of IGRA. The NIGC became fully operational in February 1993, prior to which the Bureau of Indian Affairs was responsible for certain functions of the NIGC in accordance with guidelines formulated by the Assistant Secretary of the Interior for Indian Affairs. Shortly after IGRA was enacted, the Federal Communications Commission ("FCC") and the United States Postal Service amended their regulations to allow the use of television, telephone and the United States mail for certain purposes in regard to Indian gaming, as long as the gaming was in compliance with IGRA. On questions of compliance, the FCC defers to the NIGC. Due to the relatively recent adoption of the foregoing provisions, it is anticipated that statutes and regulations may be amended in the future to correct initial deficiencies or to respond to changes in the gaming industry. Management of the Company believes that it is not in violation of any regulations or laws, but there is a risk that the regulations or laws may change, or that new interpretations may be given to existing laws and regulations, which may restrict or prohibit the games currently operated and planned by the Company.

       INDIAN GAMING. IGRA classifies games that may be played on Indian land into three categories. Class I gaming includes traditional Indian social and ceremonial games and is regulated only by the tribes. Class II gaming includes bingo, pull-tabs, lotto, punch boards, tip jars, instant bingo, certain card games played under limited circumstances and other games similar to bingo if those games are played at the same location where bingo is played. The Company's operations have been designed as Class II games, and the NIGC has issued its opinion that the Company's games are, in fact, Class II. Class III gaming consists of all forms of gaming that are not Class I or Class II, such as video casino games, slot machines, most table games and keno.

       IGRA provides that Indian tribes may engage in Class II gaming, including the conduct of high-stakes bingo games, if (i) the state in which the Indian reservation is located permits such gaming for any purpose by any person, (ii) the gaming is not otherwise specifically prohibited on the Indian reservation by Federal law, (iii) the gaming is conducted in accordance with a tribal ordinance which has been approved by the NIGC, and (iv) several other requirements are met, including the requirement that an Indian tribe shall have the sole proprietary interest and responsibility for the conduct of gaming, and that primary management officials and key employees must be licensed by the tribe.

       Under IGRA, the NIGC has the power to inspect and examine all Indian gaming facilities, to conduct background checks on all persons associated with Class II Indian gaming, to inspect, copy and audit all records of Indian gaming facilities, and to hold hearings, issue subpoenas, take depositions and adopt regulations in furtherance of its responsibilities. IGRA authorizes the NIGC to impose civil penalties for violations of its regulations or of the Act, and also imposes Federal criminal sanctions for illegal gaming on Indian reservations and for theft from Indian gaming facilities.

       IGRA also regulates Indian gaming management contracts. The Act provides that the Gaming Commission may approve a management contract only after determining that the contract provides for (ii) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe, (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income, (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs, (iv) a ceiling on the repayment of development and construction costs, (v) a contract term not exceeding five years and a management fee not exceeding thirty percent of net revenues, provided that the NIGC may approve up to a seven year term and a forty percent return to the Manager if the Chairman of the NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity, justify the larger percentage and longer term. Certain other requirements for approval of a management contact are specified in the regulations promulgated by the NIGC.

       IGRA requires the NIGC to review all management contracts and collateral agreements approved by the Bureau of Indian Affairs before the creation of the NIGC to ensure that such agreements are in compliance with IGRA. The NIGC has determined that the IGS Agreements are service agreements and not management contracts, thereby allowing the Company to obtain more favorable terms than would have been permitted had the contacts been determined to be management contacts. There is no assurance however, that further reviews of the IGS Agreements by the NIGC or alternative interpretation of applicable laws and regulations will not require substantial modifications to the IGS Agreements and cause the operations of the Company to be marginally profitable or even unprofitable.


       OFF-RESERVATION GAMING SERVICE. Through AGN, the Company plans to use proxy play services to bring bingo games to a regional or national off-reservation audience and as a result, may also be subject to rules promulgated by the NIGC, the FCC or other agencies governing whether a broadcast station, the Internet or cable network may carry information regarding the results of a Class II bingo game played on Indian lands. The Senate Committee on Indian Affairs, when drafting IGRA, indicated that the intent of the law was to allow Indians to use the latest technological aids, including television, satellites and telephones, on and off the reservation, to conduct bingo games. In July 1995, the Chairman of the NIGC ruled that proxy play of bingo was allowed under IGRA. There can be no assurance, however, as regulations are reinterpreted or new laws enacted, that the Company's proposals to reach home viewers through commercial broadcasts, the Internet, or cable networks may not be constrained or prohibited.

       OTHER. Existing federal and state regulations may also impose civil and criminal sanctions for various activities prohibited in connection with gaming operations including false statements on applications and failure or refusal to obtain necessary licenses described in the regulations. Violation of any of these existing or newly adopted regulations may have a substantial adverse effect on the Company.

ITEM 2. PROPERTIES

       The Company leases approximately 9,440 sq.ft. of space for its executive offices located at 7335 S. Lewis Avenue, Tulsa, Oklahoma. The lease
expires in October 2001.   The Company also leases approximately 1,030 sq.ft.
of office space for some of its computer programmers in the Pavilion Office Park Building in Dallas, Texas, which lease expires in June 1999. Aggregate annual rentals under the two leases are $107,000. The Company believes that such leases will be renewed as they expire or that alternative properties can be leased on acceptable terms. The Company also houses a portion of its satellite link equipment in a trailer located adjacent to the Cheyenne-Arapaho bingo hall in Concho, Oklahoma at no cost.

ITEM 3. LITIGATION

       The Company is the subject of a criminal investigation by the Office of the U.S. Attorney in Tulsa, Oklahoma to determine whether, in the opinion of the U.S. Attorney, the Company's MegaMania bingo game constitutes Class II or Class III gaming, as defined by the Gaming Act. (See Part I, Item 1, Description of Business - Risk Factors - Pending Investigation.")

       The Company is also the subject of various pending and threatened claims arising out of the ordinary course of business. Management believes that any liability resulting from such claims will not have a material adverse effect on the results of operations or the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

       Not applicable

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's Common Stock has been listed on the small cap market of the NASDAQ Stock Market ("NASDAQ") under the symbol MGAM since May 15, 1996. Prior to that, the Company's Common Stock was traded on the OTC Bulletin Board and in the over-the-counter market "pink sheets" under the symbol "MGAM". The following table sets forth the range of the quarterly high and low bid prices, as reported by the National Quotation Bureau, Incorporated, for the last two fiscal years. Over-the-counter market quotations reflect inter-dealer prices and do not reflect retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Fiscal Quarter                               High                   Low
--------------                               ----                   ---
October - December 1994                      $2.00                 $0.75
January - March 1995                          3.75                  0.75
April - June 1995                             3.25                  2.00
July - September 1995                         3.125                 2.375
October - December 1995                       3.25                  2.25
January - March 1996                          3.625                 2.125
April - June 1996                             6.50                  3.625
July - September 1996                         5.75                  4.75


There were 257 shareholders of record of the Common Stock on September 30, 1996 (327 shareholders at December 13, 1996).


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

BUSINESS OVERVIEW

       Multimedia Games, Inc. and subsidiaries (the "Company") were organized to develop, promote and produce lawful gaming activities over the information highway, including but not limited to, satellites, television, telephone and the Internet. The Company provides satellite linked, high stakes bingo games and interactive high speed bingo games played on interconnected electronic player stations to participating bingo halls owned primarily by American Indian tribes located throughout the United States. The Company also provides proxy play services for its MegaBingo and MegaCash games to bingo players located off Indian lands through a subsidiary's 49% interest in American Gaming Network L.L.C. ("AGN")

       Prior to August 1995, the Company's principal business was to furnish the marketing and other operating services required in the conduct of high stakes bingo games conducted under the names MegaBingo, MegaCash and MegaBingo Lite (the "MegaBingo Games"). MegaBingo and MegaCash are played simultaneously using a closed-circuit television satellite link at 50 independently owned bingo halls located in 14 states throughout the United States, operated primarily on behalf of American Indian tribes. MegaBingo Lite provides smaller prizes to similarly linked Indian bingo halls and is presently delivered to 11 bingo halls located in the State of Oklahoma.

       In August 1995, the Company introduced MegaMania, an interactive high-speed bingo game developed by the Company that is played on electronic player stations interconnected among participating Indian bingo halls. Significant revenue generation for MegaMania did not begin until March 1996. As of December 13, 1996, MegaMania is played at 21 independently owned American Indian bingo halls located in 6 different states, primarily Oklahoma.


RESULTS OF OPERATIONS

       An analysis of the Company's revenues and direct gaming expenses were as follows for the years ended September 30, 1996 and 1995.

                                                  1996              1995
                                              ------------      ------------
MegaBingo, MegaCash and
   MegaBingo Lite:

    Gross Revenues                            $ 15,579,000      $ 16,123,000(1)
    Prizes and Related Costs                    (9,697,000)       (9,706,000)(1)
    Allotments to Hall Operators                (3,188,000)       (3,200,000)(1)
                                              ------------      ------------
       Net MegaBingo Margin                   $  2,694,000      $  3,217,000
                                              ============      ============

MegaMania:

    Gaming Revenue, Net of Prizes(2)          $  6,074,000      $    106,000
    Allotments to Hall Operators                (4,408,000)          (75,000)
                                              ------------      ------------
      Net MegaMania Margin                    $  1,666,000      $     31,000
                                              ============      ============


--------------

(1) Not presented consistent with the service fee accounting used in the financial statements prior to December 22, 1994. See Note 1 of Notes to Consolidated Financial Statements.

(2) MegaMania gross revenues and prizes are netted for financial statement presentation purposes.

       The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included under "Item 7 Financial Statements".

       REVENUES - Total revenues for fiscal year 1996 were $22.9 million as compared to $17.1 million in 1995, a 33.7% increase. The increase is due to a 39.6% increase in gaming revenues over 1995, primarily as a result of the Company's new MegaMania game which generated revenues of $6.1 million during 1996 as compared to $.1 million in 1995. MegaBingo revenues decreased $.5 million in 1996 as compared to 1995, after eliminating the netting effects of the service fee accounting used in 1995. The decrease in MegaBingo revenues is the net of (i) $1.0 million generated by the MegaBingo Lite network in 1996, (ii) the Company not conducting the one-time MegaMega game in 1996 as it did in 1995, (iii) player headcount being down at most bingo facilities across the country, and (iv) several bingo halls electing not to continue playing the MegaBingo game during 1996.

       The Company expects MegaMania revenues to continue to increase over the coming year. MegaBingo revenues, however, may continue to decrease as the result of decreased MegaBingo play at the facilities of a major network tribe subsequent to year end.

       Non-gaming revenues during 1996 were $1.2 million, or $.4 million less than in 1995. The primary reason for the decrease was the discontinuance of the Company's business relationship with Graff which resulted in $.95 million in revenues in 1995 and only $.2 million up to the termination of the relationship in January 1996. The decrease in other revenues related to Graff was offset by $.5 million in software license revenues attributable to the license of the MegaBingo software for use in Canada and China to AI Software during 1996.

       BINGO PRIZES AND RELATED COSTS - Bingo prizes and related costs increased $.7 million or 7.4% during 1996 as compared to 1995; however, after eliminating the netting effects of the service fee accounting in 1995 and the $.5 million in additional prizes related to the MegaBingo Lite network, such costs were actually $.6 million lower in 1996 as compared to 1995. The decrease in these costs is not commensurate with the decrease in revenues for MegaBingo discussed above because most of the prizes offered on the MegaBingo network are fixed in amount and are not sensitive to the volume of cards sold in a particular bingo session. Jackpot prize costs, which are insured, were consistent in their relation to MegaBingo revenues from 1996 to 1995. MegaMania revenues are recorded net of prize costs; therefore, MegaMania prizes have no effect on Bingo Prizes and Related Costs.

       ALLOTMENTS TO HALL OPERATORS - Allotments to hall operators consist of the halls' share of the gaming income after prizes and allocable prize costs. Allotments to hall operators increased 142.7% to $7.6 million in 1996, as compared to $3.1 million in 1995. After eliminating the netting effects of the service fee accounting in 1995 and the $.2 million in hall commissions paid on the MegaBingo Lite network, such allotments to hall operators increased $4.1 million during 1996 as compared to 1995. The primary reason for the increase is hall commissions related to MegaMania which were $4.4 million in 1996. The decrease in hall commissions related to MegaBingo is caused by the decrease in MegaBingo revenues discussed above.

       SALARIES AND WAGES - Salaries and wages increased $.3 million, or 18.3% during 1996 as compared to 1995; however, most of the increase came in the fourth quarter of 1996 and relates to additional personnel hired to assist in the installation, training and maintenance related to the MegaMania network.

       SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, General and Administrative Expenses increased $.7 million, or 27.5% during 1996 as compared to 1995. The increase relates primarily to MegaMania telecommunications, operational, training and support costs. Additionally, travel costs related to the sales, installation and maintenance efforts for MegaMania contributed to the increase.

       AMORTIZATION AND DEPRECIATION - Amortization and depreciation increased $.3 million, or 111.6% during 1996 as compared to 1995. The increase results from MegaMania electronic player station and software programming costs capitalized during 1996. The Company made $1.8 million in capital additions during 1996.

       INTEREST EXPENSE - Interest expense increased $.1 million to $.2 million in 1996, primarily as a result of interest expense recognized on the Bridge Debt related to financing costs and the value of warrants attached to the Bridge Debt.

FUTURE EXPECTATIONS AND FORWARD LOOKING STATEMENTS

       This Annual Report and the information incorporated herein by reference contains various "forward-looking statements" within the meaning of Federal and state securities laws, including those identified or predicated by the words "believes," "anticipates," "expects," "plans," or similar expressions. Such statements are subject to a number of uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, those described under "Item 1. Description of Business - Risk Factors". Given these uncertainties, readers of this Annual Report are cautioned not to place undue reliance upon such statements.

LIQUIDITY AND CAPITAL RESOURCES

       At September 30, 1996, the Company had unrestricted cash and cash equivalents of $1.5 million, only a slight decrease from September 30, 1995. During the year ended September 30, 1996, $.2 million of cash was provided by operations versus $.7 million in 1995. The change is primarily due to decreased net income and cash used to build inventories, partially offset by an increase in amortization and depreciation. The Company added $1.8 million to fixed assets, consisting primarily of software development for MegaMania and hardware for MegaMania player stations and game operation. Financing activities which funded the investing activities consisted of a private placement of stock in February-March 1996 which generated $1.0 million in proceeds and a Bridge Debt placement in August 1996 which generated $.8 million in gross proceeds. In connection with the Bridge Debt, the Company issued 533,310 warrants to purchase common stock at $8.00 per warrant, including 173,310 warrants issued to the placement agent in the transaction. Upon completion of the November placement described below, the terms of the Bridge Debt warrants were amended to be identical to those issued in the November placement, including redemption provisions. Additional debt was incurred to help finance the acquisition of MegaMania player stations of approximately $.2 million which is due over the next two to three years. Working capital at September 30, 1996 was $.2 million.

       Subsequent to year end, the Company completed a $3.4 million private placement of its common stock wherein purchasers acquired for $3.00, one share of common stock and a five-year warrant to acquire another share of common stock for $8.00. In the November placement, 1.2 million shares were sold and
1.5 million warrants were issued, including 350,000 warrants issued to the placement agent in the transaction. The warrants are redeemable by the

Company for $.10 if and when the Company's common stock price is greater than $12.00 for 20 consecutive trading days.

       The November placement generated net cash proceeds of approximately $2.1 million in addition to repaying the outstanding Bridge Debt of $.8 million.
The proceeds of the November placement will be used by the Company to expand its MegaMania network through the purchase and installation of additional MegaMania player stations and related equipment. The proforma effects of the November placement are reflected on the consolidated balance sheet under the columnar heading "proforma." The Company also has available $50,000 on a $100,000 line of credit with a financial institution.

       The Company has plans to utilize the proceeds from the November placement to install an additional estimated 1,000 MegaMania player stations. The Company's ability to achieve this plan is dependent upon the performance of existing installations and new installations, competition, continued demand for the MegaMania game product and a lack of barriers from possible regulatory changes, as well as other risk factors discussed under Item 1, "Description of the Business - Risk Factors."

INFLATION AND OTHER COST FACTORS

       The Company's operations have not been, nor are they expected to be, materially affected by inflation. However, the Company's operational expansion is affected by the cost of hardware components, which are not considered to be inflation sensitive, but rather sensitive to changes in technology and competition in the hardware markets. In addition, the Company expects it will continue to incur increased legal and other similar costs associated with compliance with regulatory requirements and the uncertainties present in the operating environment in which the Company conducts its business.

ACCOUNTING PRONOUNCEMENTS

       See Note 1 of the Notes to Consolidated Financial Statements regarding newly issued accounting pronouncements.


ITEM 7. FINANCIAL STATEMENTS

       The financial statements filed in this Annual Report on Form 10-KSB are listed in the attached Index to Financial Statements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A)OF THE EXCHANGE ACT

       The executive officers and directors of the Company, and their respective ages and positions with the Company are as follows:

       Name            Age     Position
       ----            ---     --------
Gordon T. Graves       59      Chairman of the Board, Chief Executive Officer
                               and Director

Larry Montgomery       58      President, Chief Operating Officer and Director

Gordon Sjodin          55      Executive Vice President

Michael E. Newell      45      Vice President

Frederick E. Roll      53      Vice President and Secretary

Mike Howard            33      Vice President, Treasurer and Chief Financial
                               Officer

Gregory Stern          51      Director

                            -----------------------

       GORDON T. GRAVES has been Chairman of the Board and a director of the Company since its inception, and has been Chief Executive Officer since September 1994. Since December 1993 and from 1989 to 1990, Mr. Graves has been the President of Graves Management, Inc., a management consultant and investment company. Mr. Graves, from 1992 through December 1993 was president and Chief Executive Officer of Arrowsmith Technologies, Inc. ("Arrowsmith"), a computer systems company, and from 1991 to 1993 Mr. Graves was employed by KDT Industries, Inc., a high-tech manufacturing and services company and affiliate of Arrowsmith, as, successively, Vice President of Corporate Development and President. From 1987 to 1989, Mr. Graves was the Chairman of the Board of Directors of Gamma International Ltd. (currently American Gaming and Entertainment, Ltd. ("AGE"), a company co-founded by him.

       LARRY MONTGOMERY has been President and a director of the Company since November 1992. Since September 1994, Mr. Montgomery has been the Company's Chief Operating Officer, having held the position of Chief Executive Officer from November 1992 through September 1994. From December 1991 until December 1993, Mr. Montgomery was also a private consultant to gaming companies. From 1989 through 1991, Mr. Montgomery was the President of Public Gaming Research Institute, and from 1987 to 1989 was the Executive Director of the Kansas State Lottery.

       GORDON SJODIN has been Vice President of the Company since September 1994. In April 1994, Mr. Sjodin joined the Company's wholly-owned subsidiary, MegaBingo, Inc., as its Vice President - Sales and served in such position until September 1994, when he became President and Chief Executive Officer of MegaBingo, Inc. From August 1989 until April 1994, Mr. Sjodin was employed by AGE as, successively, Director, Sales and Marketing, and Director, Corporate Development.

       MICHAEL E. NEWELL has been Vice President of the Company since September 1994. In April 1994, Mr. Newell joined MegaBingo, Inc. as its Vice President-Chief Operating Officer and served in such position until November 1995, when he became Senior Vice President- of game operations for the Company. From 1988 until April 1994, Mr. Newell was employed by AGE as Director, MegaBingo operations.

       FREDERICK E. ROLL has been Vice President and Secretary of the Company since September 1994, having joined the Company in February 1994 as its acting general manager and Chief Financial Officer. From November 1990 until joining the Company, Mr. Roll was a certified public accountant in his own practice. From 1983 until October 1990, Mr. Roll was Chief Financial Officer, Vice President and an owner of Park Hill Nurseries, Ltd., a commercial nursery.

       MIKE HOWARD has been Vice President and Treasurer since he joined the Company in March 1996. In June 1996, he was named as Chief Financial Officer of the Company. From May 1985 to March 1996, Mr. Howard worked in the business assurance practice of Coopers & Lybrand L.L.P., an international accounting firm, as a manager.

       GREGORY STERN has been a director of the Company since December 1993. Mr. Stern has worked as an independent management consultant to The Littleton Group, since leaving RKS Associates, a venture capital firm, in 1989, where he served as a general partner.

       All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

       No family relationship exists between any of the directors or executive officers of the Company.

       The Company has granted to the Placement Agent the right to have a representative of the Placement Agent attend meetings of the Company's Board of Directors as an observer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

       In connection with the preparation of this Annual Report, it was determined that Larry Montgomery, Michael Newell, Frederick Roll, Daniel Sarnoff and Gordon Sjodin had failed to include in their original report on Form 3 filed in May 1996 when the Company's Common Stock became registered under Section 12(g) of the Exchange Act, certain options granted by the Company to such individuals in April 1996. The number of such options were as follows: Mr. Montgomery (5,000); Mr. Newell (3,000); Mr. Roll (2,500); Mr. Sarnoff (4,000); and Mr. Sjodin (4,500). As this determination was not made until after October 15, 1996, such persons also failed to report such options in a Form 5 which was required to be filed within 45 days after the end of the Company's fiscal year ended September 30, 1996. In addition, Graff Pay-Per-View, Inc. failed to file a Report on Form 4 with respect to the month of July, 1996, to report the sale by Graff of 275,000 shares of Common Stock to the Company (see Note 3 of Notes to Consolidated Financial Statements).


ITEM 10. EXECUTIVE COMPENSATION

       SUMMARY COMPENSATION TABLE. The following table sets forth certain information concerning the annual compensation for the Company's chief executive officer and each executive officer earning more than $100,000 for the fiscal year ended September 30, 1996 (the "named executive officers"):

                           SUMMARY COMPENSATION TABLE

                                                                         Long Term
                                                                        Compensation
                                                                           Awards
                                                                         Securities
                                   Compensation            Annual        Underlying
                                -----------------         Options/        All Other
Financial Position              Year      Salary       Warrants(#)(1)  Compensation(2)
------------------              ----     --------      --------------  ---------------
Gordon T. Graves                1996     $ 65,423                          $   485
Chairman of the                 1995       46,364 (3)                          --
Board and Chief                 1994       19,121 (3)                          --
Executive Officer

Larry Montgomery                1996      100,939            5,000           3,238
President and Chief             1995      108,000           13,000           3,420
Operating Officer               1994      107,311 (4)                          623

Gordon Sjodin                   1996      115,669            4,445           3,309
Vice President                  1995      108,000              --           13,206
                                1994       41,540 (5)       45,000             623

--------------
(1) Represents shares of Common Stock underlying options granted pursuant to the Company's 1994 Employee Stock Option Plan, 1996 Stock Incentive Plan and its Salaried Employee Participation Plan, and underlying warrants issued in lieu of compensation in July 1994 (see "Stock Plans" below); does not include shares of Common Stock underlying warrants acquired for investment (See "Item 12. Certain Relationships and Related Transactions").

(2) Represents contributions made by the Company on behalf of the named executive officers to the Company's 401(k) plan.

(3) Such amount (except for $1,129) was contributed by Mr. Graves to the Company.

(4) Includes $8,769 represented by a one-year note (subject to extension for three months) issued to Mr. Montgomery in July 1994 which accrued interest at 10% per annum and was subsequently converted into Series A preferred Stock.

(5)    Mr. Sjodin joined the Company in April, 1994.


       OPTION/WARRANT GRANT TABLE. The following table sets forth certain information regarding options and warrants granted by the Company during its fiscal year ended September 30, 1996 to the named executive officers (exclusive of warrants acquired for investment which are discussed in "Item 12. Certain Relationships and Related Transactions"):

                   OPTION/WARRANT GRANTS IN LAST FISCAL YEAR

                           Individual Grants

                        Number of      % of Total
                       Securities       Options/
                       Underlying       Warrants
                         Options/      Granted to
                         Warrants     Employees in      Price      Expiration
Name                   Granted (#)     Fiscal Year    Per Share       Date
----                   -----------    ------------    ---------    ----------
Gordon T. Graves            --             --             --           --

Larry Montgomery          5,000           3.1           $4.00        4/1/06

Gordon Sjodin             4,500           2.8           $4.00        4/1/06


       AGGREGATE OPTION/WARRANT EXERCISES AND YEAR-END OPTION TABLE. The following table sets forth certain information regarding stock options and warrants held as of September 30, 1996 by the named executive officers (exclusive of warrants acquired for investment as discussed in "Item 12. Certain Relationships and Related Transactions"). No named executive officer exercised any stock options or warrants during said period (except for warrants acquired for investment as described in "Item 12. Certain Relationships and Related Transactions"):

                    AGGREGATE OPTION/WARRANTS EXERCISES AND
                         FISCAL YEAR-END OPTION VALUES

                       Number of Unexercised           Value of Unexercised
                        Options/Warrants at            In-The-Money Options/
                            Year End (#)              Warrants at Year-End(*)
                            ------------              -----------------------
                    Exercisable   Unexercisable    Exercisable    Unexercisable
                    -----------   -------------    -----------    -------------
Gordon T. Graves         --              --        $      --        $    --

Larry Montgomery      39,250          23,750          165,187          83,563

Gordon Sjodin         22,500          27,000           73,125          81,000


---------------
(*) Calculated on the basis of the fair market value of the underlying securities at year-end, minus the exercise price.

       STOCK PLANS. In November 1994, the stockholders of the Company approved the Company's 1994 Employee Stock Option Plan (the "1994 Plan") and the 1994 Director Stock Option Plan ("Director Plan"), under which options to purchase an aggregate of 360,000 shares and 60,000 shares, respectively, of Common Stock were reserved for issuance. As of September 30, 1996, options to purchase 285,000 shares and 40,000 shares, respectively, of Common Stock were outstanding under the 1994 Plan and the Director Plan. No options granted under the Director Plan had been exercised. As a result of the adoption of the Company's 1996 Stock Incentive Plan (the "1996 Plan"), no further options will be granted under the 1994 Plan or the Director Plan.

       At September 30, 1996, options for an aggregate of 45,000 shares of Common Stock had been granted to Larry Montgomery and remained outstanding under the Company's 1993 Salaried Employee Participation Plan. Such Plan has been terminated and no further options will be granted thereunder.

       In August 1996, the Board of Directors adopted the Company's 1996 Incentive Stock Plan (the "1996 Plan") pursuant to which 274,320 shares of Common Stock or Common Stock equivalents may be issued plus an additional number of shares or share equivalents equal to 10% of the number of shares of Common Stock issued by the Company after August 15, 1996 and prior to December 31, 2000.

       The 1996 Plan will be administered by the Board of Directors of the Company or by a committee of the Board designated for such purpose (the "Administrator"). The Administrator will have authority, subject to the terms of the 1996 Plan, to determine when and to whom to make grants under the 1996 Plan, the number of shares to be covered by the grants, the types and terms of "Awards" to be granted under the 1996 Plan (which are stock based incentives and may include incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares and deferred stock purchases), the exercise or purchase price of the shares of Common Stock and Common Stock equivalents subject to the Awards, and to prescribe, amend and rescind rules and regulations relating to the 1996 Plan.

       The Company has agreed with Walsh, Manning Securities, Inc., that the Company will not, without the consent of Walsh, Manning, grant options under the 1996 Plan to purchase more than 200,000 shares during the one (1) year period ending July 24, 1997, or more than 100,000 shares during each of the three one (1) year periods thereafter. As of September 30, 1996, the Company had not granted any options under the 1996 Plan. As of December 13, 1996, the Company had granted options to purchase 162,500 shares of Common Stock , all at an exercise price of $4.375 per share.

       Under the terms of the 1996 Plan, Awards may be granted by the Administrator in its discretion to key employees (including officers and directors who are employees) of the Company and any of its subsidiary corporations as well as to consultants, advisors and other independent contractors to the Company.

       The exercise price of stock appreciation rights and of non-qualified or incentive stock options may not be less than 100% of the fair market value of the underlying shares of Common Stock on the date of grant. Other Awards may be granted at such price as the Administrator determines.

       Shares of Common Stock purchased upon the exercise of an option are to be paid for in cash or through the delivery of other shares of Common Stock with a value equal to the total option price or in a combination of cash and such shares, or with money lent by the Company to the optionee in compliance with applicable law and on terms and conditions to be determined by the Administrator.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information as of December 13, 1996, with respect to the number of shares of Common Stock, and of Series A Preferred Stock, owned by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of, respectively, the Common Stock and the Series A Preferred Stock, (ii) each director of the Company, (iii) each named executive officer, and (iv) all directors and executive officers of the Company as a group:

                                      Common Stock                    Preferred Stock
                                      ------------                    ---------------

                               Number of                         Number of
                                 Shares                           Shares
                              Beneficially       Percent       Beneficially        Percent
Beneficial Owner                 Owned          of Class           Owned          of Class
----------------             -------------      --------       ------------       --------
Gordon T. Graves             1,043,420 (1)        23.6         80,175 (2)           59.7%
1604 Crested Butte
Austin, Texas 78746

SCA Promotions, Inc.           108,497 (3)         2.6         12,563                9.4
8300 Douglas Avenue
Suite 625
Dallas, Texas 75225

Frank T. Nickell               108,497 (3)(4)      2.6         12,563 (4)            9.4
350 Park Avenue,
21st Floor
New York, New York 10022

Larry Montgomery                81,434 (5)         2.0          1,411                1.1
1920 S. West Union Road
Topeka, Kansas 66615

Gordon Sjodin                   45,233 (6)         1.1          1,272                 (7)
5804 E. 104th Street
Tulsa, Oklahoma 74137

Gregory Stern                   13,334 (8)          (7)           --                 --
130 Barton Road
Stow, Massachusetts 01775

All executive officers       1,257,745 (9)        27.4         83,351               62.1
and directors as a group
(eight persons)

 (1) Includes 272,727 shares held by Graves Properties, Ltd., a limited partnership controlled by Mr. Graves, and 400,875 shares issuable upon the conversion of the Series A Preferred Stock. Excludes an aggregate of 90,600 shares as to which Mr. Graves disclaims beneficial ownership, consisting of: (1) 44,100 shares beneficially owned by Cynthia Graves, Mr. Graves' wife, and (ii) 46,500 shares beneficially owned by the Gordon Graves Grandchildren Trust.

 (2) Includes 75,000 shares held by Graves Properties Ltd., a limited partnership controlled by Mr. Graves.

 (3) Represents shares issuable upon the exercise of presently exercisable warrants and 62,815 shares issuable upon the conversion of shares of the Series A Preferred Stock.

 (4) Does not include shares beneficially owned by SCA Promotions, Inc., in which Mr. Nickell is a principal shareholder, as to which Mr. Nickell disclaims any beneficial ownership.

 (5) Includes 39,250 shares issuable upon exercise of options granted by the Company and are exercisable and 5,129 shares issuable upon exercise of warrants issued by the Company and exercisable at such date. Also includes 7,055 shares issuable upon conversion of the Series A Preferred Stock.

 (6) Includes 4,623 shares issuable upon exercise of warrants issued by the Company and exercisable at such date and 22,500 shares issuable upon exercise of options granted by the Company and are exercisable. Also includes 6,360 shares issuable upon conversion of the Series A Preferred Stock.

(7)    Less than 1%.

(8) Includes 13,334 shares issuable upon the exercise of currently exercisable options.

(9) Includes 135,948 shares issuable upon exercise of options granted by the Company and are exercisable and 18,813 shares issuable upon exercise of warrants issued by the Company and exercisable. Also includes 416,755 shares issuable upon conversion of Series A Preferred Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       During 1996, Gordon Graves, the Company's Chairman of the Board, exercised warrants to purchase 291,545 shares of Common Stock at $2.00 per share. Such exercise was accomplished by the issuance to the Company of Mr. Graves' promissory note due in five years and bearing interest at 6% per annum. Also during 1996, Mr. Sjodin exercised for cash 2,500 warrants to purchase Common Stock at $1.50 per share.

       In January 1995, Messrs. Graves (including a limited partnership controlled by Mr. Graves), Montgomery, Sjodin and Newell, along with other non-employee investors that included SCA, exchanged certain outstanding subordinated notes due them by the Company for shares of the Company's Series A Preferred Stock, at the exchange price of $10 principal amount of such notes for each share of Series A Preferred Stock. In connection with such exchange, the Company issued its substitute warrants for other warrants held by such parties (see Note 9 of Notes to Consolidated Financial Statements). As a result of such exchange, Mr. Graves (and such limited partnership) held 80,175 shares of Series A Preferred Stock and substitute warrants for the purchase of 291,545 shares of Common Stock; Messrs. Montgomery and Sjodin each held 534 shares of Series A Preferred Stock and substitute warrants for the purchase of 1,940 shares of Common Stock; and Mr. Newell held 107 shares of Series A Preferred Stock and substitute warrants for the purchase of 388 shares of Common Stock. All of the substitute warrants have an exercise price of $2.00 per share of Common Stock.

       In August 1996, Mr. Graves, along with other investors acquired a 10% interest in AGN Venturer LLC, for $50,000 in cash and the several guarantee (i.e., 10%) of the $336,000 note payable to the Company by AGN (see Note 3 of Notes to Consolidated Financial Statements).

       Mr. Nickell is a principal shareholder of SCA which indemnifies the Company against a portion of its prize fulfillment risk. The Company believes that the terms of the Risk Assumption Agreement with SCA are at least as favorable as could have been obtained with an unaffiliated third party (see "Item 1, Description of Business - Prize Fulfillment.")

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

       Certain of the exhibits designated below have been previously filed with the Commission and, where indicated, are incorporated by reference.

                               POWER OF ATTORNEY

       Know all men by these presents, that each person whose signature appears below constitutes and appoints Mike Howard and Gordon T. Graves, and each of them singly, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities (including his or her capacity as a director or officer of Multimedia Games, Inc.) to sign any and all amendments (including post-effective amendments) to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


                                   SIGNATURES


       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                      MULTIMEDIA GAMES, INC.


Dated: December 27, 1996              By: /s/  MIKE HOWARD
                                         ---------------------------------------
                                         Mike Howard
                                         Vice President - Finance and
                                         Chief Financial Officer

       In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.



   /s/ GORDON T. GRAVES           Chairman of the Board
------------------------------    Chief Executive
 Gordon T. Graves                 Officer and Director     December 27, 1996

    /s/ LARRY MONTGOMERY          President and Chief
------------------------------    Operating Officer
 Larry Montgomery                 and Director             December 27, 1966

    /s/ FREDERICK E. ROLL         Vice President and
------------------------------    Controller               December 27, 1966
 Frederick E. Roll


      /s/ MIKE HOWARD             Vice President and
------------------------------    Chief Financial
 Mike Howard                      Officer                  December 27, 1996


      /s/ GREGORY STERN           Director                 December 27, 1996
------------------------------
 Gregory Stern

                         SUPPLEMENTAL INFORMATION TO BE
                    FURNISHED WITH REPORTS FILED PURSUANT TO
                      SECTION 15(d) OF THE EXCHANGE ACT BY
                             NON-REPORTING ISSUERS

       The Registrant has not sent to its security holders any annual report covering the Registrant's last fiscal year, or any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or meeting of security holders. In connection with its 1997 annual meeting of stockholders, the Company anticipates sending its 1996 annual report and proxy materials to security holders.

                             MULTIMEDIA GAMES, INC.
                                 EXHIBIT INDEX

                                                                 Sequentially
                                                                    Numbered
Exhibit No.                        Title                             Pages
-----------                        -----                             -----
 3.1          Articles of Incorporation                                *
 3.2          Bylaws                                                   *
10.1          Form of Integrated Services Agreement                    *
10.2          Contingent Grand Prize Risk Assumption
                Agreement dated October 1, 1995, between
                the Company and SCA Promotions, Inc.
10.3          Lease Agreement dated October 10, 1996, between
                the Company and Intervest-Southern
                Oaks LP
10.4          Form of 1992-3 Warrant Certificate
                Issued by the Company                                  *
10.5          Form of 1995 Warrant Certificate
                Issued by the Company                                  *
10.6          Form of Bridge Warrant
10.7          Form of Private Placement Warrant
10.8          Form of Bridge Note
10.9          Registration Rights Agreement dated
                January 23, 1995 between the Company
                and holders of 1994 Original Warrants                  *
10.10         Registration Rights Agreement dated
                January 23, 1995 between the
                Company and holders of 1995
                Substitute Warrants                                    *
10.11         Registration Rights Agreement among
                the Company and holders of
                Bridge Warrants and Private
                Placement Warrants
10.12         Stock Option Agreement dated October 24,
                1992 between the Company
                and Larry Montgomery                                   *
10.13         1994 Employee Stock Option Plan                          *
10.14         1994 Director Stock Option Plan                          *
10.15         1996 Stock Incentive Plan
10.16         Unit Purchase Agreement dated August 14,
                1996 between the Company and the
                AGN Investor Group
10.17         Right of first Refusal Agreement dated
                August 14, 1996 between the Company
                and the AGN Investor Group

10.18         Put/Call Agreement dated August 14, 1996
                between the Company and AGN Venturer LLC
10.19         Registration Rights Agreement between
                the Company and AGN Venturer LLC
10.20         Limited Liability Company Agreement
                of AGN Venturer LLC
10.21         Limited Liability Company Agreement
                of American Gaming Network LLC
10.22         Certificate of Merger of American
                Gaming Network LP into
                American Gaming Network LLC
10.23         Form of Several Guaranty of AGN Investor
                Group
10.24         Purchase Agreement dated June 25, 1996
                between the Company and Graff Pay-
                Per-View, Inc. ("Graff")
10.25         Registration Rights Agreement between
                the Company and Graff
10.26         Form of Stock Purchase Agreement between
                the Company and Frank J. Skelly, III and Craig Gross
10.27         Form of Registration Rights Agreement between
                the Company and Frank J. Skelly, III and Craig Gross
10.28         Placement Agency Agreement dated July 24,
                1996 between the Company and Walsh, Manning
                Securities, Inc.
10.29         Placement Agency Agreement dated January 29,
                1996 between the Company
                and G-V Capital Corp.
11.1          Earnings Per Share Statement
21.1          Subsidiaries of Registrant
23.1          Consent of Coopers & Lybrand L.L.P.
24.1          Power of Attorney (included on page 32)
27.1          Financial Data Schedule

* Indicates incorporated by reference to the Company's Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1994.

                         INDEX TO FINANCIAL STATEMENTS



Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . F-2

Consolidated Balance Sheet, September 30, 1996  . . . . . . . . . . . . . . . F-3

Consolidated Statements of Operations, Years Ended September 30,
       1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-5

Consolidated Statements of Changes in Stockholders Equity, Years Ended
       September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . F-6

Consolidated Statements of Cash Flows, Years Ended September 30,
       1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . F-7

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
  and Stockholders
Multimedia Games, Inc.


       We have audited the accompanying consolidated balance sheet of Multimedia Games, Inc. and Subsidiaries as of September 30, 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multimedia Games, Inc. and Subsidiaries as of September 30, 1996 and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.




                                                        COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
December 18, 1996

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996


                                                       Historical      Proforma
                                                      ------------   ------------
                     ASSETS                                          (Unaudited -
                                                                      See Note 9)
Current Assets:
   Cash and cash equivalents                          $  1,508,000   $  3,565,000
   Accounts Receivable:
      Trade, net of allowance for doubtful accounts
         of $76,000                                        247,000        247,000
      Other                                                 45,000         45,000
   Inventory                                               358,000        358,000
   Prepaid expenses                                         92,000         92,000
                                                      ------------   ------------
   Total current assets                                  2,250,000      4,307,000
                                                      ------------   ------------



Restricted cash and cash equivalents                     1,534,000      1,534,000


Note receivable from American Gaming Network LLC           336,000        336,000


Property and equipment, net                              2,616,000      2,616,000


Other assets                                               196,000         91,000


Goodwill, net                                              499,000        499,000
                                                      ------------   ------------

Total assets                                          $  7,431,000   $  9,383,000
                                                      ============   ============

                                                                       Continued

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1996




Continued                                                  Historical     Proforma
                                                          -----------    -----------
                                                                         (Unaudited
                                                                         See Note 9)
        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                          $    50,000    $    50,000
   Current portion of long-term debt                          197,000        197,000
   Due to American Gaming Network LLC                          99,000         99,000
   Accounts payable and accrued expenses                    1,292,000      1,292,000
   Halls' share of surplus                                    120,000        120,000
   Prize fulfillment fees payable                             320,000        320,000
                                                          -----------    -----------
   Total current liabilities                                2,078,000      2,078,000
                                                          -----------    -----------

Bridge notes payable                                          800,000           --
Long-term debt                                                787,000        787,000
Other long-term liabilities                                 1,372,000      1,372,000

Commitments and Contingencies (Note 11)

Stockholders' equity:
   Preferred stock, Series A, $.01 par value, 2,000,000
      shares authorized, 134,318 shares
      issued and outstanding                                    1,000          1,000
   Common stock, $.01 par value, 10,000,000 shares
      authorized, 2,859,200 shares and 4,018,033
      proforma shares issued and 2,825,201
      shares and 3,984,034 proforma shares outstanding         29,000         40,000
   Additional paid-in capital                               6,296,000      9,071,000
   Stockholder notes receivable                            (1,271,000)    (1,271,000)
   Treasury stock, 33,999 shares at cost                      (87,000)       (87,000)
   Accumulated deficit                                     (2,574,000)    (2,608,000)
                                                          -----------    -----------
   Total stockholders' equity                               2,394,000      5,146,000
                                                          -----------    -----------

Total liabilities and stockholders' equity                $ 7,431,000    $ 9,383,000
                                                          ===========    ===========

                See notes to consolidated financial statements.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995


                                                         1996            1995
                                                     ------------    ------------
Revenues:
   Gaming revenue                                    $ 21,653,000    $ 14,841,000
   MegaBingo services fee                                                 669,000
   Other                                                1,234,000       1,602,000
                                                     ------------    ------------

  Total revenues                                       22,887,000      17,112,000
                                                     ------------    ------------




Operating costs and expenses:
   Bingo prizes and related costs                       9,697,000       9,026,000
   Allotments to hall operators                         7,596,000       3,130,000
   Salaries and wages                                   1,659,000       1,402,000
   Selling, general and administrative expenses         3,149,000       2,470,000
   Amortization and depreciation                          529,000         250,000
   Other                                                   55,000         243,000
                                                     ------------    ------------



   Total operating costs and expenses                  22,685,000      16,521,000
                                                     ------------    ------------

                          Operating income                202,000         591,000

Interest income                                            51,000          31,000
Interest expense                                         (213,000)       (117,000)
                                                     ------------    ------------

Net income                                           $     40,000    $    505,000
                                                     ============    ============

Earnings (loss) per common and equivalent share,
   2,872,258 and 1,555,471 shares, respectively      $       (.04)   $        .26
                                                     ============    ============

Earnings (loss) per common and equivalent share
   assuming full dilution, 2,872,258 and 1,679,067
   shares, respectively                              $       (.04)   $        .24
                                                     ============    ============

                See notes to consolidated financial statements.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995


                                                Preferred Stock            Common Stock
                                           ------------------------   -----------------------
                                             Number                     Number                  Additional
                                               of                         of                     Paid-in
                                             Shares        Amount       Shares       Amount      Capital
                                           ----------    ----------   ----------   ----------   ----------
Balance, October 1, 1994                         --      $     --      1,311,008   $   13,000   $2,345,000

Common stock issued for legal and
   consulting services                          7,841          --          1,000         --         80,000
Preferred stock issued in exchange for
   notes payable                              120,977         1,000         --           --      1,208,000
Sale of common stock                             --            --        267,273        3,000      547,000
Compensation recognized and
   adjustment to unearned compensation           --            --           --           --        (10,000)
Exercise of common stock warrants                --            --        260,667        2,000      520,000
Sale of preferred stock                         7,500          --           --           --         75,000
Preferred stock dividends ($.70 per
   preferred share)                              --            --           --           --           --
Net income                                       --            --           --           --           --
                                           ----------    ----------   ----------   ----------   ----------

Balance, September 30, 1995                   136,318         1,000    1,839,948       18,000    4,765,000

Exercise of common stock warrants                --            --         28,332         --         50,000
Sale of common stock                             --            --        699,375        8,000      941,000
Exercise of common stock warrants                --
   by Chairman                                   --            --        291,545        3,000      580,000
Purchase of treasury stock                       --            --           --           --           --
Issuance of treasury stock                       --            --           --           --        (47,000)
Redemption of preferred stock                  (2,000)         --           --           --        (20,000)
Preferred stock dividends ($1.10 per
   preferred share)                              --            --           --           --           --
Value of warrants associated with Bridge
   Notes                                         --            --           --           --         27,000
Net income                                       --            --           --           --           --
                                           ----------    ----------   ----------   ----------   ----------

Balance, September 30, 1996                   134,318    $    1,000    2,859,200   $   29,000   $6,296,000
                                           ==========    ==========   ==========   ==========   ==========


                                                           Treasury                       Total
                                           Stockholder     Stock /                     Stockholders'
                                              Notes        Unearned      Accumulated      Equity
                                           Receivable    Compensation      Deficit       (Deficit)
                                           -----------   ------------    -----------   ------------
Balance, October 1, 1994                   $      --      $   (21,000)   $(2,874,000)   $  (537,000)

Common stock issued for legal and
   consulting services                            --             --             --           80,000
Preferred stock issued in exchange for
   notes payable                                  --             --             --        1,209,000
Sale of common stock                          (200,000)          --             --          350,000
Compensation recognized and
   adjustment to unearned compensation            --           21,000           --           11,000
Exercise of common stock warrants                 --             --             --          522,000
Sale of preferred stock                           --             --             --           75,000
Preferred stock dividends ($.70 per
   preferred share)                               --             --          (96,000)       (96,000)
Net income                                        --             --          505,000        505,000
                                           -----------    -----------    -----------    -----------

Balance, September 30, 1995                   (200,000)          --       (2,465,000)     2,119,000

Exercise of common stock warrants                 --          (14,000)          --           36,000
Sale of common stock                              --             --             --          949,000
Exercise of common stock warrants
   by Chairman                                (583,000)          --             --             --
Purchase of treasury stock                     200,000       (808,000)          --         (608,000)
Issuance of treasury stock                    (688,000)       735,000           --             --
Redemption of preferred stock                     --             --             --          (20,000)
Preferred stock dividends ($1.10 per
   preferred share)                               --             --         (149,000)      (149,000)
Value of warrants associated with Bridge
   Notes                                          --             --             --           27,000
Net income                                        --             --           40,000         40,000
                                           -----------    -----------    -----------    -----------

Balance, September 30, 1996                $(1,271,000)   $   (87,000)   $(2,574,000)   $ 2,394,000
                                           ===========    ===========    ===========    ===========



                See notes to consolidated financial statements.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1995

                                                               1996           1995
                                                           -----------    -----------
Cash flows from operating activities:
   Net income                                              $    40,000    $   505,000
   Adjustments to reconcile net income to cash
      provided by (used for) operating activities:
      Amortization and depreciation                            529,000        250,000
      Software license fee (Note 4)                           (500,000)          --
      Other non-cash expenses                                   84,000         31,000
      (Increase) decrease in:
         Accounts and notes receivable                        (367,000)      (468,000)
         Inventory                                            (358,000)          --
         Other                                                 (75,000)        (9,000)
      Increase (decrease) in:
         Accounts payable and accrued expenses                 361,000        390,000
                                                           -----------    -----------
   Net cash provided by (used for) operating activities       (286,000)       699,000
                                                           -----------    -----------
Cash flows from investing activities:
   Acquisition of property and equipment                    (1,294,000)      (364,000)
   Net cash acquired in the purchase of MegaBingo
      assets                                                      --          355,000
   Other                                                          --           (2,000)
                                                           -----------    -----------
   Net cash provided by (used for) investing activities     (1,294,000)       (11,000)
                                                           -----------    -----------
Cash flows from financing activities:
   Proceeds from sale of common stock                          985,000        819,000
   Proceeds from sale of preferred stock                          --           75,000
   Proceeds from debt                                        1,062,000      1,102,000
   Principal repayments of debt                               (171,000)    (1,131,000)
   Payment of preferred stock dividends                       (149,000)       (96,000)
   Preferred stock redemption                                  (10,000)          --
   Financing Costs                                            (166,000)          --
                                                           -----------    -----------
   Net cash provided by (used for ) financing activities     1,551,000        769,000
                                                           -----------    -----------
Net change in cash and cash equivalents                        (29,000)     1,457,000
Cash and cash equivalents, beginning of period               1,537,000         80,000
                                                           -----------    -----------
Cash and cash equivalents, end of period                   $ 1,508,000    $ 1,537,000
                                                           ===========    ===========

Supplemental disclosure of interest paid:                  $   102,000    $   141,000
                                                           ===========    ===========

                See notes to consolidated financial statements.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       OPERATIONS - Multimedia Games, Inc. and its subsidiaries (the "Company") were organized to develop, promote and produce lawful gaming activities over the information highway, including but not limited to, satellites, television, wires and the Internet. The Company provides satellite linked, high stakes bingo games and interactive high speed bingo games played on interconnected electronic player stations to participating bingo halls owned primarily by American Indian tribes located throughout the United States. The Company also provides proxy play services for its MegaBingo and MegaCash games to bingo players located off Indian lands through a subsidiary's 49% interest in American Gaming Network L.L.C. ("AGN")

       Prior to August 1995, the Company's principal business was to furnish the marketing and other operating services required in the conduct of high stakes bingo games conducted under the names MegaBingo, MegaCash and MegaBingo Lite (the "MegaBingo Games"). MegaBingo and MegaCash are played simultaneously using a closed-circuit television satellite link at independently owned bingo halls located in several states throughout the United States, operated primarily on behalf of American Indian tribes. MegaBingo Lite provides smaller prizes to similarly linked Indian bingo halls located in the State of Oklahoma.

       In August 1995, the Company introduced MegaMania, an interactive high-speed bingo game developed by the Company that is played on electronic player stations interconnected among participating Indian bingo halls. Significant revenue generation for MegaMania did not begin until March 1996.

       The Company's games are currently designed to be operated as Class II games as defined by the Indian Gaming Regulatory Act of 1988 ("IGRA"). IGRA classifies gaming on Indian lands into three classes. Class I gaming includes traditional Indian social and ceremonial games and is regulated only by the tribes. Class II gaming includes bingo, pull-tabs, lotto, punch boards, tip jars, instant bingo, certain card games played under limited circumstances and other games similar to bingo if those games are played at the same location where bingo is played.
       Class III gaming consists of all forms of gaming that are not Class I or Class II, such as video casino games, slot machines, most table games and keno. ( See Note 11.)

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


       Generally speaking, Class II gaming may be conducted on Indian lands if the state in which the Indian reservation is located permits such gaming for any purpose by any person. Class III gaming, on the other hand, may be conducted pursuant to a compact reached between the Indian tribe and the state in which the tribe is located.

       MegaBingo(R), MegaCash(R), MegaBingo Lite(TM) and MegaMania(TM) are registered trademarks and tradenames of the Company, and all references herein are deemed to include the applicable tradename or trademark designation.

       CONSOLIDATION PRINCIPLES - These financial statements include the activities of Multimedia Games, Inc. and its three wholly owned subsidiaries, MegaBingo, Inc. ("MBI"), Multimedia Creative Services, Inc. and TV Games, Inc. ("TV Games"). All intercompany transactions have been eliminated in consolidation.

       These financial statements also include TV Games' allocable share of income or losses (to the extent of the Company's investment basis) from American Gaming Network L.L.C ("AGN"), which is accounted for under the equity method.

       CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with remaining maturities when purchased of three months or less to be cash equivalents.

       RESTRICTED CASH AND CASH EQUIVALENTS - Restricted cash and cash equivalents include $246,000 held in reserve for MegaBingo prizes under the provisions of the Integrated Services Agreements with the tribes and $1,288,000 representing the present value of investments held by the Company's prize fulfilment firm related to outstanding jackpot prize winner annuities.

       INVENTORY - Inventory consists primarily of computer equipment components for MegaMania player stations. Inventory is carried at the lower of cost, (first-in, first-out) or market.

       PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. The cost of property and equipment is depreciated over its estimated useful life using the straight line method. Predominately all of the Company's property and equipment is depreciated over five years. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in operations.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS



       Under the provisions of the Integrated Services Agreements with the tribes, any MegaBingo satellite dishes and monitoring equipment purchased and placed at the hall locations revert to the ownership of the tribe at the end of the agreement. This provision does not apply to MegaMania related equipment.

       GOODWILL--The amount paid for the assets of MegaBingo plus the liabilities assumed in excess of the fair value of the identifiable assets purchased has been recorded as goodwill. The Company amortizes goodwill over 20 years using the straight-line method. Goodwill is reported net of accumulated amortization in the accompanying financial statements. Accumulated amortization amounted to $48,000 and $20,000 at September 30, 1996 and 1995, respectively.

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

       INCOME TAXES - The Company applies the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Under SFAS No. 109, deferred tax liabilities or assets arise from differences between the tax basis of assets or liabilities and their basis for financial reporting, and are subject to tests of realizability in the case of deferred tax assets. The amount of deferred tax liabilities or assets is calculated by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. A valuation allowance is provided for deferred tax assets to the extent realization is not judged to be more likely than not.

       TREASURY STOCK - The Company utilizes the cost method for accounting for its treasury stock acquisitions and dispositions.

       ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


       reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts and inventory obsolescence, asset lives of equipment, the tax valuation allowance and the provision for and disclosure of litigation and loss contingencies. Actual results may differ from these estimates in the near term.

       INCOME (LOSS) PER COMMON SHARE - Income (loss) per common share is computed on the basis of the weighted average shares of common stock outstanding for the years ended September 30, 1996 and 1995. Options and warrants are common stock equivalents and, along with contingent stock issuances, are considered in the computation of income per common share using the treasury stock method when they are dilutive. To determine income per common share, net income is adjusted for preferred stock dividends, whether paid or not.

       REVENUE - Revenues from the operation of the MegaBingo, MegaMania and other bingo games are recognized as the gaming session for which the cards were purchased occurs. MegaMania revenues are recorded net of prizes awarded.

       From April 1994 to December 1994, the Company principally derived its revenue under a services agreement (the "AGE Services Agreement") to operate the MegaBingo and MegaCash games for American Gaming and Entertainment ("AGE"). Such revenues consisted of a fee equal to 95% of the net operating cash flow generated in the conduct of such games and payments to the Company for expenses incurred by the Company in the course of operating such bingo activities. These revenues were recorded as the cash flow was generated and as the expenses were incurred, respectively.

       Revenues from the sale of electronic player stations is recorded when the units are delivered to the purchaser. Lease revenues from the lease of the MegaMania player stations, which are generally based on a percentage of revenue generated by the player stations, are reflected in other revenue and recognized as the revenues are generated by the player stations.

       Project development revenue relates to amounts paid to the Company for Internet development activities undertaken for Graff Pay-Per-View, Inc. (See Note 3).

       Revenues related to certain intellectual property sold to Graff were recognized when the related documentation evidencing the transfer of the Company's ownership rights was executed.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


       IMPACT OF FINANCIAL ACCOUNTING PRONOUNCEMENTS - In March 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," was issued. The statement establishes accounting standards for the impairment of long-lived assets, such as property and equipment and intangibles. The Company does not believe the new standard will significantly impact its financial statement evaluation of impairment of long-lived assets.

       In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" was issued. The statement requires the computation of compensation for grants of stock, stock options and other equity instruments issued to employees based on fair value. The compensation calculated is to be either recorded as an expense in the financial statements or, alternatively, disclosed. The Company anticipates it will elect the disclosure method of complying with the new standard. Under existing accounting rules, the Company's stock option grants have not resulted in compensation expense. Accordingly, under the provisions of the new statement, pro forma net income to be disclosed may be lower than net income reported in the financial statements.

       These pronouncements will be effective for the Company in fiscal 1997.


2.     MEGABINGO TRANSACTIONS

       In December 1993, MBI entered into an Asset Purchase Agreement with AGE to purchase substantially all of the assets used by AGE in its bingo gaming activities (the "AGE Assets"), including the assets used in the conduct of the MegaBingo and MegaCash games but excluding the Integrated Services Agreements between AGE and various Indian tribes (the "AGE Contracts"). At the same time, MBI purchased for $100,000 an option to enter into the AGE Services Agreement to provide AGE, on an exclusive basis, the services required by AGE to conduct its bingo activities pursuant to the AGE Contracts.

       On April 15, 1994, MBI exercised its option and entered into the AGE Services Agreement. On December 23, 1994, MBI purchased the AGE Assets pursuant to the AGE Asset Purchase Agreement for a purchase price consisting of cash and notes aggregating $1.8 million, plus the assumption of certain specified liabilities of AGE. The notes were paid in 1995 out of the proceeds of bank debt and the issuance of preferred

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


       stock by the Company, at which time the fee payable under the AGE Services Agreement increased to 100% of the net cash flow generated by the AGE Contracts retained by AGE plus expenses.

       The AGE Services Agreement expires on April 15, 1997, subject to extension by MBI for an additional two years if MBI has not, in its own name, entered into Integrated Services Agreements with tribes accounting for 90% or more of the aggregate gross player attendance in AGE's bingo operations as of April 15, 1994. As of September 30, 1996, MBI had not entered into Integrated Services Agreements with tribes accounting for 90% of such gross player attendance and anticipates exercising its option to extend the AGE Services Agreement for an additional two years.

       Service fees for the period October 1, 1994 to December 22, 1994 amounted to $669,000 which included $132,000 representing MBI's share of cash flow and $537,000 in payments to MBI by AGE for associated
       expenses.   Since December 23, 1994, the acquisition date, the revenues and expenses of the MegaBingo Games have been reflected in the financial statements at their gross amounts and not netted and recorded as a services fee.

       Virtually all of the Company's revenues are derived from the Integrated Services Agreements with various tribes. The Company, in its name and in the name of AGE, has written agreements with approximately 50 American Indian tribes that provide the Company with the exclusive right to conduct bingo operations on their respective Indian lands. Approximately 20 of these agreements were renewed for five (5) year terms in 1995 and half of the remaining contracts have unexpired terms of between two and three years. The remaining contracts are being continued on a month to month basis pending negotiations.

       Approximately 43% and 39% of revenues (inclusive of MegaBingo and MegaMania revenues) during the years ended September 30, 1996 and 1995, respectively, were derived from halls operated by four tribes, including 22% and 11% derived from two tribes in 1996.


3.     GRAFF TRANSACTIONS

       In July 1995, the Company entered into a series of agreements (the "Agreements") with Graff Pay-Per-View ("Graff") in which Graff purchased a 33% interest in certain previously developed intellectual property from the Company for $500,000. The

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


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

       In addition, Graff agreed to pay the Company an additional $450,000 to develop a business plan for AGN JV and design certain new products for use on the Internet. At September 30, 1995, the Company's development efforts were substantially complete, and it therefore recognized the entire amount as revenue in fiscal year 1995. At September 30, 1995, $375,000 had been received under such provisions, and $75,000 was due July 31, 1996.

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

       Pursuant to the Agreements, Graff was to provide the needed capital to finance AGN JV. During 1996, Graff indicated that it did not intend to provide further funding for AGN JV and that it wanted a third party to assume its contractual obligations to AGN JV and the Company. Although not obligated to do so, because of the decision by Graff not to further fund the efforts of AGN JV, the Company provided approximately $336,000 to AGN JV for development activities which are to be reimbursed to the Company by AGN JV.

       At June 30, 1996, Graff was indebted to the Company for a total of approximately $800,000, $200,000 of which was presented as a direct
       reduction of equity at June 30, 1996.   Additionally, Graff owned
       275,000 shares of the Company's common stock and held warrants to purchase an additional 175,000 shares of common stock at $3.50 per share.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS



       In July 1996, the Company entered into an agreement with Graff whereby the Company accepted the 275,000 shares of the Company's common stock owned by Graff as payment for amounts owed by Graff to the Company ($808,000 at the time). Additionally, Graff's interest in AGN was acquired for $100,000 in cash and a note for $400,000 (the $400,000 Graff Note") payable in three years by a new entity ("AGN Venturers LLC") established by the Company. Graff retained its 175,000 warrants. Contemporaneously, the Company sold AGN Venturers LLC to a group of investors ("Investors"), one of which is a related party who acquired 10% of AGN Venturers LLC, for $100,000, an agreement of the Investors to contribute $400,000 to AGN JV and a several Investor guarantee of AGN JV's note payable to the Company in the amount of $336,000. The $336,000 note payable by AGN JV to the Company is in reimbursement of amounts advanced by the Company as described above. At September 30, 1996, $99,000 of the proceeds from the Investors which was deposited to the accounts of the Company had not been transferred to AGN JV's bank account.

       Simultaneously with the sale of AGN Venturers LLC, the Company and the Investors entered into a put and call agreement pursuant to which, during a one year window commencing in August 1997, the Investors can put AGN Venturers LLC's interest in AGN JV to the Company for 278,666 shares of the Company's common stock plus a number of common shares equal to the principal paid on the $400,000 Graff Note divided by three. Under the call provisions of the agreement, the Company can, during such one year window period, call one-half of AGN Venturers LLC's interest in AGN JV for 278,666 shares of the Company's common stock plus a number of common shares equal to the principal paid on the $400,000 Graff note divided by three. As of the date of these financial statements, management of the Company cannot determine what specific value, if any, should be assigned to the put and call agreement, but believes such value is not significant. Accordingly, no amounts have been recorded in the financial statements related to the put and call agreement.

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

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


4.     DISTRIBUTION AND LICENSING AGREEMENT WITH NETWORK GAMING

       In December 1995, the Company entered into distribution and licensing agreements with Network Gaming International Corporation (formerly AI Software, Inc.; "Network Gaming"), a company with its principal offices located in Vancouver, British Colombia.

       For $500,000, Network Gaming purchased and was appointed the exclusive distributor of the Company's MegaBingo and MegaCash systems and other game software for use in Canada and China. The revenue from the sale of the license agreement is reflected as other revenue in the accompanying financial statements.

       The Company purchased (for $500,000) and was appointed the exclusive distributor of all Network Gaming bingo and other game software, including future games that are being developed or will be developed, for use in the United States of America Native Indian market, including the "off reservation" market, and the State of Texas. The cost of the license is reflected in property and equipment and is being amortized over five years, the term of the agreement.



5.     PROPERTY AND EQUIPMENT

       At September 30, 1996, the Company's property and equipment consisted of the following:

              Gaming and satellite equipment         $ 2,158,000
              Software costs                           1,103,000
              Other                                       58,000
                                                     -----------
              Total property and equipment             3,319,000
              Less accumulated depreciation             (703,000)
                                                     -----------

              Property and equipment, net            $ 2,616,000
                                                     ===========

       Depreciation expense amounted to $479,000 and $229,000 during the years ended September 30, 1996 and 1995, respectively. The net book value of capitalized software cost at September 30, 1996, was $901,000. Depreciation expense related to software cost amounted to $159,000 and $4,000 during the years ended September 30, 1996 and 1995, respectively.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


6.     NOTES PAYABLE

       Notes payable consist of the Company's outstanding borrowings on its revolving line of credit with its financial institution and $800,000 in Bridge Debt. The revolving line of credit is in the amount of $100,000, under which there were $50,000 in outstanding borrowings at September 30, 1996. The revolving line of credit bears interest at Chase Manhattan Bank N.A. prime rate (8 1/4% at September 30, 1996) plus 1/2% and matures on August 15, 1997. Interest is payable monthly.

       In August 1996, Bridge Debt was raised in anticipation of the Company's private placement of equity securities which was completed in November 1996 (the "November Placement"). The Bridge Debt bears interest at 10.5%, is due in one year and is mandatorily redeemable from the proceeds of the November Placement. (see Note 9). In connection with the Bridge Debt, redeemable warrants representing the right to purchase 173,310 common shares were issued to the placement agent and 360,000 redeemable warrants were issued to the purchasers of the Bridge Debt (collectively, the "Bridge Warrants"). Each Bridge Warrant represents the right to purchase one share of common stock at $8.00 per share (subject to adjustments) and has identical terms as the warrants issued in the November Placement. The value assigned to the Bridge Warrants as well as the remainder of the Bridge Debt issuance costs have been treated as an adjustment to the effective interest rate of the Bridge Debt. Approximately $84,000 in interest cost was recognized during 1996 related to the value of the Bridge Warrants and issuance costs and an additional $28,000 will be recognized in the first quarter of fiscal 1997. The Bridge Debt was converted into common stock and warrants in connection with the November Placement and therefore has been reflected as long-term notes payable in the accompanying consolidated balance sheet.


7.     LONG-TERM DEBT

       In August 1995, the Company entered into a Revolving Credit and Term Loan Agreement (the "Credit Agreement"), which as amended, provided for a term loan in the amount of $837,000 and a revolving line of credit discussed in Note 6 above. The proceeds of the original loan along with 12,500 shares of the Company's Series A preferred stock were used to satisfy debt incurred in the purchase of the AGE Assets (see Note 2). Principal of $9,510 and interest are payable monthly until October 31, 1998, at which time all outstanding principal and interest are due. The interest rate is the Chase Manhattan Bank, N.A. prime rate plus 1/2%.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS



       The term loan is collateralized by substantially all of the tangible and intangible assets of Multimedia Games, Inc. and MBI. The debt is also guaranteed by the Company's Chairman/Chief Executive Officer. The Credit Agreement contains covenants which, among other things, require the Company to maintain a minimum net worth, debt service coverage ratio and gross gaming revenues, all as defined by the Credit Agreement.

       The remainder of long-term debt consists primarily of debt used to finance the purchase of electronic gaming player station components.
       The debts are due in monthly payments plus interest at approximately 12%. The debts are collateralized by the equipment purchased and to the extent of approximately $100,000, are guaranteed by the Company's Chairman/Chief Executive Officer. Subsequent to year end, approximately $120,000 was borrowed under similar terms, but without a guarantee.

       Based upon the borrowing rates currently available to the Company for bank borrowings with similar terms, the Company believes that the carrying amount of these borrowings at September 30, 1996, approximates fair value.

       At September 30, 1996, aggregate future maturities of long-term debt are as follows: 1997 - $197,000; 1998 - $195,000 and 1999 - $592,000.


8.     INCOME TAXES

       The provision for income taxes (benefit) consisted of the following for the years ended September 30, 1996 and 1995:

                                              1996         1995
              Current:
                 Federal                   $  32,000    $ 204,000
                 State                         5,000       32,000
              Deferred                       (37,000)    (236,000)
                                           ---------    ---------

              Net income tax expense       $    --      $    --
                                           =========    =========

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


       A reconciliation of the expected income tax expense based upon the federal statutory rate of 34% and the taxes reflected in tax expense is as follows for the years ended September 30, 1996 and 1995:

                                                        1996          1995
              Expected federal income
                     tax expense                     $   14,000    $  171,000
              State tax expense                           1,000        21,000
              Nondeductible meals                        13,000        10,000
              Use of net operating losses for
                   which valuation allowances
                   existed                              (28,000)     (202,000)
                                                     ----------    ----------

              Net income tax expense                 $     --      $     --
                                                     ==========    ==========

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS



       Differences between the book value and the tax basis of the Company's assets and liabilities and net operating losses results in deferred tax assets and liabilities as follows:

                                                          1996          1995
              Deferred tax asset - current:
                  Accounts receivable allowance        $   29,000    $   21,000
                  Vacation accrued                         23,000        19,000
                  Valuation allowance                     (52,000)      (40,000)
                                                       ----------    ----------


              Net current deferred taxes               $     --      $     --
                                                       ==========    ==========



              Deferred tax asset - noncurrent:
                  Net operating losses                 $  749,000    $  787,000

              Deferred tax liability - noncurrent
                  Goodwill                                 (6,000)       (3,000)
                                                       ----------    ----------

                                                          743,000       784,000

           Valuation Allowance                           (743,000)     (784,000)
                                                       ----------    ----------

           Net noncurrent deferred taxes               $     --      $     --
                                                       ==========    ==========

       In spite of the generation of profits in the past two years, the Company has provided a valuation allowance for all deferred tax assets in excess of deferred tax liabilities due to the lack of historical operational profitability and the number of new products/ventures in which the Company is involved.

       At September 30, 1996, the Company's operating loss carryforward for income tax purposes was approximately $1,972,000. Because of the private placement of equity in November 1996, the Company's use of its net operating loss carryforwards will be limited to approximately $800,000 in any one taxable year. The Company's net operating loss carryforwards expire $573,000 in 2008 and $1,399,000 in 2009.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


9.     STOCKHOLDERS' EQUITY

       Series A Preferred Stock

       During fiscal year 1995, the Company's stockholders voted to amend the Company's articles of incorporation to provide for the issuance of up to 2,000,000 shares of preferred stock in series as defined by the Board of Directors. In January 1995, the Board of Directors approved a Series A preferred stock which is cumulative, voting and has a par value of $.01
       per share.   The Series A preferred stock is subject to redemption at
       the election of the Company for $10 per share.

       In February 1995, holders of certain outstanding debt of the Company elected to convert the indebtedness into 106,476 shares of the Series A preferred stock and 5,841 shares of the Series A preferred stock were issued in satisfaction of amounts owed for professional services. Additionally in 1995, 12,500 shares of the Series A preferred stock were issued in satisfaction of $125,000 principal amount of MBI's promissory notes issued to AGE in connection with the purchase of the AGE Assets. In late 1995, an additional 11,501 shares of Series A preferred stock were issued for cash and in satisfaction of outstanding indebtedness. During 1996, 2,000 outstanding Series A preferred shares were canceled in exchange for a combination of the cancellation of amounts owed to the Company and cash.

       Beginning in January 1997, the Series A preferred stock is convertible into common stock at the rate of five shares of common for one share of Series A preferred stock. Based on the number of shares of Series A preferred stock outstanding at September 30, 1996, an additional 671,590 shares of common stock would be issued if a full conversion were to occur. Of the Series A preferred stock outstanding, 80,175 shares (convertible into 400,875 common shares) are owned by or under the control of the Company's Chairman/Chief Executive Officer.

       The Series A preferred stock has a liquidation preference over the Company's common stock equal to $10 per share of Series A preferred stock, or $1,343,000 in the aggregate at September 30, 1996. The holders of the Series A preferred stock are entitled to a cumulative preferred dividend, payable quarterly, at the rate of $1.10 per share per annum. In the event the Company remains in arrears for more than two quarters,

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


       holders of the Series A preferred stock voting as a class are entitled to elect a majority of the Company's Board of Directors.

       Common Stock

       In February and March 1996, the Company completed a private placement (the "March Placement") of 589,375 shares of its common stock at a price of $2.00 per share, including 39,875 shares issued to the placement agent. The March Placement generated net proceeds after offering costs of approximately $949,000. The shares sold were subject to a provision in a registration rights agreement which required the Company to issue 1/10th of a share for each share originally issued in the March Placement for each 90 day period after the closing date that the Company has failed to file a registration statement with the SEC. Because of the pending offering of Bridge Debt and the November Placement, the Company was unable to file the registration statement until November 1996, and accordingly an additional 110,000 shares were issued pursuant to this provision.

       Concurrently with the March Placement, the Board of Directors authorized the exercise by the Company's Chairman/Chief Executive Officer of previously issued common stock purchase warrants to acquire 291,545 shares of the Company's common stock at $2.00 per share. Such exercise was accomplished by the issuance to the Company of a note
       bearing interest at 6% and due in five years.   The purpose of this
       exercise at this time was to maintain current ownership levels in the Company's common stock in order to avoid a change in ownership for tax purposes which could limit the amount of net operating losses available in any future annual period to offset taxable income of the Company.

       In November 1996, the Company completed a private placement of approximately 1.2 million shares of the Company's common stock for $3.00 per share. Each of the 1.2 million shares sold was accompanied by a redeemable warrant to purchase an additional share of the Company's common stock for $8 (a "Redeemable Warrant"). After nine months, each Redeemable Warrant may be called by the Company for $.10 when the closing bid price of the Company's common stock has been at least $12.00 for 20 consecutive trading days. Redeemable Warrants totaling 350,000 were granted to the placement agent in connection with the November Placement. Proceeds from the November Placement (which included the conversion of the Bridge Debt discussed below) are intended to finance the expansion of the Company's MegaMania network. The proforma effects of the November Placement have been reflected on the

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


       consolidated balance sheet under the heading "proforma" as though the November Placement had been completed as of September 30, 1996.

       The November Placement was preceded by a private placement of bridge debt financing in the amount of $800,000 (the "Bridge Debt") which was completed in early August 1996. Redeemable Warrants representing 360,000 shares accompanied the Bridge Debt and an additional 173,310 Redeemable Warrants were granted to the placement agent. The Bridge Debt was converted into common stock and Redeemable Warrants in connection with the completion of the November Placement.

       Common Stock Warrants

       In connection with past financing arrangements and as compensation for consulting and professional services, the Company has issued warrants to purchase its common stock. The following tables summarize such warrant activity for 1996 and 1995:

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


       1995 ACTIVITY:

                                     Number of                                                    Number of
    Exercise                         Warrants                                                      Warrants
      Price                         Outstanding                                                  Outstanding
       Per          Expiration        October                                    Expired/         September
      Share            Date           1, 1994       Granted      Exercised       Canceled         30, 1995
     -------         ---------      -----------     -------      ---------       --------        -----------
      $1.00        Dec 94-Oct 95       16,000         -               -            10,000             6,000
  $1.40 - 1.50     Jul 95-Dec 95      106,000        13,000         85,667           -               33,333
      $2.00        Sep 97-Jan 98        7,273       387,177           -              -              394,450
      $2.50          Mar 2000            -          185,000        175,000           -               10,000
      $2.75        May 97-Jul 97      470,942          -              -           387,177            83,765
      $3.50          Jul 2000            -          175,000           -              -              175,000
      $4.00          Jul 2000            -           18,750           -              -               18,750
      $6.60           Jul 98           23,550          -              -              -               23,550
                                      -------       -------        -------        -------           -------

                                      623,765       778,927        260,667        397,177           744,848
                                      =======       =======        =======        =======           =======




1996 ACTIVITY:

                                     Number of                                                    Number of
    Exercise                         Warrants                                                     Warrants
      Price                         Outstanding                                                  Outstanding
       Per          Expiration        October                                    Expired/         September
      Share            Date           1, 1995       Granted      Exercised       Canceled         30, 1996
     -------         ---------      -----------     -------      ---------       --------        -----------
      $1.00           Oct 95            6,000          -             6,000          -                  -
      $1.50        Oct 95-Dec 95       33,333          -            13,332        20,001               -
      $2.00        Sep 97-Jan 98      394,450          -           291,545          -               102,905
      $2.50          Mar 2000          10,000          -              -             -                10,000
      $2.75        May 97-Jul 97       83,765          -             9,000          -                74,765
      $3.50          Jul 2000         175,000          -              -             -               175,000
      $4.00          Jul 2000          18,750          -              -             -                18,750
      $6.60           Jul 98           23,550          -              -             -                23,550
      $8.00          Aug 2001            -          533,310           -             -               533,310
                                      -------       -------        -------        -------           -------

                                      744,848       533,310        319,877        20,001            938,280
                                      =======       =======        =======        =======           =======

       Other than with respect to the $8.00 warrants, which are not exercisable until August 1997, all of the above warrants are currently exercisable.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS



10.    STOCK OPTION AND EMPLOYEE BENEFIT PLANS

       During fiscal year 1993, the Company's Board of Directors approved a Salaried Employee Participation Plan (the "1993 Plan") and reserved an aggregate of 200,000 shares of common stock to be issued thereunder. Options issued under the 1993 Plan vest ratably over a five-year period from the date of grant. No further grants of options will be made under the 1993 Plan.

       In November 1994, the stockholders of the Company approved the Company's 1994 Director Stock Option Plan (the "Director Plan") and the Company's 1994 Employee Stock Option Plan (the "1994 Employee Plan") previously adopted by the Board of Directors, pursuant to which 60,000 shares and 360,000 shares, respectively, of the Company's common stock were reserved for issuance. No further grants of options will be made under either the Director Plan or the 1994 Employee Plan.

       In August 1996, the Board of Directors of the Company approved the 1996 Stock Incentive Plan (the "1996 Plan"). Under the 1996 Plan, various stock based incentive awards may be made including incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares or deferred stock purchases. The total number of shares of common stock or common stock equivalents that may be issued under the 1996 Plan is 274,320 plus an amount equal to 10% of the number of shares of common stock issued by the Company after August 15, 1996 and prior to December 31, 2000. As a result of the shares of common stock issued in the November Placement, a total of 403,000 shares of common stock or common stock equivalents were available for grant under the 1996 Plan. The Company has agreed with the placement agent of its November Placement that it will not grant options under the 1996 Plan to purchase more than 200,000 shares during the one year period ending July 24, 1997, or more than 100,000 shares during each of the three one year periods thereafter. In order to have grants made which qualify as incentive stock options, the 1996 Plan must be approved by the Company's stockholders before August 1997.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


       The activity relating to stock option issuances under the above plans are as follows for each of the two years ending September 30, 1996:

1995 ACTIVITY:

                                     Number of                                   Number of
     Exercise                         Options                                     Options
       Price                        Outstanding                  Exercised/     Outstanding
        Per          Expiration       October                    Expired/        September
       Share            Date          1, 1994       Granted      Canceled        30, 1995
     --------        ----------     -----------     -------      ----------     -----------
1993 PLAN:
       $1.50            Oct 97         65,000           -          20,000          45,000

1994 DIRECTOR
   PLAN:
       $2.50           Jul 2004        40,000           -             -            40,000

1994 EMPL-
   OYEE PLAN
       $2.00           Mar 2005           -          91,000           -            91,000
       $2.50           Jul 2004       130,000           -             -           130,000
       $2.75           Jul 2005           -          24,500           -            24,500
                                      -------       -------        ------         -------

                                      235,000       115,500        20,000         330,500
                                      =======       =======        ======         =======

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


1996 ACTIVITY:

                                       Number of                                      Number of
     Exercise                           Options                                        Options
       Price                          Outstanding                    Exercised/      Outstanding      Exercisable
        Per           Expiration        October                       Expired/        September        September
       Share             Date           1, 1995         Granted      Canceled         30, 1996         30, 1996
     --------         ----------      -----------     -----------    ----------    --------------    --------------
1993 PLAN:
       $1.50            Oct 97           45,000           -              -              45,000            27,000

1994 DIRECTOR
   PLAN:
       $2.50           Jul 2004          40,000           -              -              40,000            26,668

1994 EMPL-
   OYEE PLAN
       $2.00           Mar 2005          91,000                       35,000            56,000            14,000
       $2.50           Jul 2004         130,000                       10,000           120,000            60,000
       $2.50           Feb 2006             -          75,000            -              75,000               -
       $2.75           Jul 2005          24,500           -            9,500            15,000             3,750
       $3.00           Oct 2005             -          60,000         60,000               -                 -
       $4.00           Apr 2006             -          26,000          7,000            19,000               -
                                        -------       -------        -------           -------           -------

                                        330,500       161,000        121,500           370,000           131,418
                                        =======       =======        =======           =======           =======


       Subsequent to September 30, 1996, the Company's Board of Directors granted 162,500 options to employees throughout the Company pursuant to the 1996 Plan. The options vest ratably over a four year period, are exercisable at a price of $4.375 per share and expire ten years from the
       date of grant.   The Company expects to continue to issue stock options
       to new employees as they are hired and to current employees as incentives from time to time.

       During 1994, the Company established an employee savings plan pursuant to Section 401(K) of the Internal Revenue Code. The plan provides for the employees to make tax deferred deposits into the plan to the extent of 6% of their annual base compensation. The Company matches half of the allowed employee contributions and such Company contributions amounted to $34,000 and $21,000 for the years ended September 30, 1996 and 1995.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


11.    COMMITMENTS AND CONTINGENCIES

       Pending Investigation

       On October 16, 1996, the Company was advised by the Office of the U.S. Attorney in Tulsa, Oklahoma (the "U.S. Attorney") that the Company was part of a criminal investigation to determine whether, in the opinion of the U.S Attorney, the Company's MegaMania bingo game constituted Class II or Class III gaming, as defined by the Indian Gaming Regulatory Act of 1988 (the "Gaming Act"). MegaMania has been designed and is operated as a Class II game within the definition of bingo set forth in the Gaming Act. In a written opinion dated July 10, 1996, the Company was informed by the National Indian Gaming Commission ("NIGC"), of the NIGC's determination that MegaMania constituted a Class II game. The Company has relied on the NIGC's opinion in conducting its operations and believes that the NIGC made its determination with a complete and accurate understanding of the facts and the applicable law. The Company is unaware of any circumstances that would have caused the investigation by the U.S. Attorney or on what basis the U.S. Attorney could conclude that MegaMania is not a Class II game.

       No assurances can be given that the U.S. Attorney will not conclude that MegaMania is Class III gaming. If the U.S. Attorney does reach such a conclusion, the Company intends to vigorously defend its position that MegaMania is a Class II game. No assurances can be given that the Company will be successful on the merits. If MegaMania is ultimately determined to be Class III gaming, the loss of the MegaMania business would have a material adverse effect upon the Company's financial condition and results of operation.

       Litigation

       The Company is a party to various lawsuits and claims arising out of the ordinary course of its business. No accrual for potential loss has been made in the accompanying financial statements as management does not believe that the likelihood of a material loss is probable at this time.

       Prize Fulfillment Firm

       In order to reduce the need for prize reserve account funds and to further reduce exposure to game deficits during periods of abnormally high rates of jackpot prize wins,

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


       MBI has engaged a related party firm specializing in prize fulfillment services to pay jackpot prizes won during the term of a prize fulfillment agreement. The prize fulfillment agreement specifies a maximum cumulative liability over the term of the contract, in exchange for fees based on gross game receipts. Prize fulfillment premiums amounted to $3,041,000 and $3,278,000 for the years ended September 30, 1996 and 1995, respectively. The current arrangements with such firm expire on February 28, 1997 and are currently being negotiated for extension. There can be no assurance that the prize fulfillment agreement will be available at all or on commercially acceptable terms upon the expiration of the existing agreement.

       Under the terms of the prize fulfillment agreement, the Company is reimbursed for prizes awarded at an amount equal to the present value for the jackpot prize payments less a deductible which is $15,000 per occurrence. These prize fulfillment funds are then utilized to satisfy the obligation to the jackpot prize winner through a lump-sum cash payment or the purchase of an annuity.

       In those cases where the prize winner elects an annuity, the obligation has historically been discharged by purchasing annuity contracts from insurance companies rated by A.M. Best as A+, with the prize winner listed as the sole beneficiary. Purchased annuity contracts entered into by AGE prior to April 15, 1994, which provide for various insurance companies to make payments directly to prize winners over a specified period of time in the aggregate amount of approximately $7,808,000 are outstanding at September 30, 1996. The outstanding amounts include 23 annuity contracts aggregating approximately $6,168,000 which were purchased from an insurance carrier that is currently under an Order of Rehabilitation to the Michigan State Commissioner of Insurance. Under this Order, payments under all such contracts will continue until ordered otherwise by the State of Michigan. It is unknown at this time as to whether further court actions will result in reductions in amounts
       owed under these annuity contracts.   There can be no assurance that
       this or any other insurance company responsible for outstanding annuities will continue to fulfill all their obligations under the annuity contracts.

       The Company is not responsible for any obligations to prize winners prior to April 15, 1994, whether in lieu of annuities or in respect of shortfalls on annuities or otherwise (except for specifically assumed liabilities which amounted to approximately $84,000 at September 30,
       1996). Further, the Company is not responsible for prize annuities awarded during the period April 15, 1994 through December 22, 1994, except as to the obligation to discharge obligations of the MegaBingo operations with the assets of the

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


       MegaBingo operation and under the indemnification provisions of the AGE Services Agreement. The present value, at September 30, 1996, of the prize annuities awarded from April 15, 1994 to December 22, 1994, which are not reflected in the financial statements, amount to approximately $273,000. The present value of the prize annuities and market value of the related treasury investments at September 30, 1996 of prize annuities awarded subsequent to December 23, 1994 through September 30, 1996 was approximately $1,288,000, which has been reflected as restricted investments and other long-term liabilities in the accompanying financial statements.

       Beginning in August of 1994, the Company began a policy of funding prize annuities with United States Treasury Bills with maturities which correspond to the due dates of the annuity payments. Under its arrangements with the prize fulfillment firm, the prize fulfillment firm purchases the treasury securities and administrates payments to the winners. The Company believes that this annuity payment structure will minimize the risk of annuity defaults on future prizes awarded.

       Operating Leases

       The Company leases its executive offices and other corporate offices under non-cancelable operating leases. Future minimum rentals by fiscal year under these arrangements are as follows:

                     1997                                $107,000
                     1998                                 107,000
                     1999                                 104,000
                     2000                                  94,000
                     2001                                  94,000

       Rental expense during fiscal years 1996 and 1995 amounted to $117,000 and $68,000, respectively.

12.    RELATED PARTY TRANSACTIONS

       Of $1,266,000 of short-term debt issued in 1994, and converted into preferred stock in 1995, the Company's Chairman/Chief Executive Officer, president, prize fulfillment firm and a principal of the prize fulfillment firm purchased $802,000, $5,000, $126,000 and $126,000, respectively, and received warrants to purchase 291,545, 1,940, 45,682 and 45,682 shares of the Company's common stock at $2.75 per share, respectively. Each

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


       of these four parties also elected to exchange such notes and warrants for Series A preferred stock and warrants to acquire shares of the Company's common stock at $2.00 per share. In connection with the exchange of the notes and warrants, the Company's Chairman/Chief Executive Officer, president, the prize fulfillment firm and a principal of the prize fulfillment firm received 80,175, 534, 12,563, and 12,563 shares of Series A preferred stock, respectively, and 291,545, 1,940, 45,682 and 45,682 warrants to acquire the Company's common stock at $2.00 per share, respectively. In connection with amounts loaned to the Company, the four received interest of $19,000, $0, $3,000 and $3,000, respectively, during fiscal year 1995. See also Notes 3, 9 and 11.

13.    MEGAMANIA LEASES

       The Company sells its electronic player stations to its customers for cash or through revenue sharing arrangements. Under the revenue sharing arrangements, a portion of the revenue from the player stations is paid to the Company until the sales price of the unit, plus interest, is recovered. Approximately $64,000 was received under such provisions during 1996 and is reflected within Other revenues in the accompanying Consolidated Statements of Operations. Outstanding principal under equipment sales pursuant to such revenue sharing arrangements amounted to $910,000 at September 30, 1996. Generally, title to the player stations transfers to the lessee at the end of the of the lease period. Revenue from the equipment sales earned pursuant to revenue sharing is recorded as revenue as it is earned because the Company generally must continue to operate the MegaMania network in order to realize the sales proceeds. There can be no assurance that the Company will realize the entire amount shown as outstanding at September 30, 1996, because customers could elect to remove the player stations prior to their being fully paid for or because the economic performance of the player stations at a particular location is not sufficient to amortize the principal of the revenue sharing obligation.

       The cost and net book value at September 30, 1996 of MegaMania lease equipment amounted to $428,000 and $407,000, respectively. MegaMania lease equipment is depreciated over a three year period unless the rate of payments being received indicates transfer of title will occur to the lessee on a more rapid rate.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS



14.    CONCENTRATIONS OF CREDIT RISK

       The Company maintains its cash in bank deposit accounts which at times may exceed the federal depository insurance limits. As of September 30, 1996 and 1995, the Company had concentrations of cash in one bank totaling $1,397,000 and $1,468,000, respectively. The Company has not experienced any losses on such accounts in the past.

       Accounts receivable represent short-term credit granted to the Company's clients for which collateral is generally not required. Substantially all of the Company's accounts receivable are from Native American Indian tribes or their gaming enterprises. Additionally, a large percentage of these tribes have their reservations and gaming operations in the state of Oklahoma. Despite the industry and geographic concentrations related to the Company's clients, due to the historical experience of the Company on receivable collections, management considers credit risk limited with respect to accounts receivable.

                             MULTIMEDIA GAMES, INC.
                                 EXHIBIT INDEX

Exhibit No.                        Title
-----------                        -----
 3.1          Articles of Incorporation*
 3.2          Bylaws*
10.1          Form of Integrated Services Agreement*
10.2          Contingent Grand Prize Risk Assumption
                Agreement dated October 1, 1995, between
                the Company and SCA Promotions, Inc.
10.3          Lease Agreement dated October 10, 1996, between
                the Company and Intervest-Southern
                Oaks LP
10.4          Form of 1992-3 Warrant Certificate
                Issued by the Company*
10.5          Form of 1995 Warrant Certificate
                Issued by the Company*
10.6          Form of Bridge Warrant
10.7          Form of Private Placement Warrant
10.8          Form of Bridge Note
10.9          Registration Rights Agreement dated
                January 23, 1995 between the Company
                and holders of 1994 Original Warrants*
10.10         Registration Rights Agreement dated
                January 23, 1995 between the
                Company and holders of 1995
                Substitute Warrants*
10.11         Registration Rights Agreement among
                the Company and holders of
                Bridge Warrants and Private
                Placement Warrants
10.12         Stock Option Agreement dated October 24,
                1992 between the Company
                and Larry Montgomery*
10.13         1994 Employee Stock Option Plan*
10.14         1994 Director Stock Option Plan*
10.15         1996 Stock Incentive Plan
10.16         Unit Purchase Agreement dated August 14,
                1996 between the Company and the
                AGN Investor Group
10.17         Right of first Refusal Agreement dated
                August 14, 1996 between the Company
                and the AGN Investor Group

10.18         Put/Call Agreement dated August 14, 1996
                between the Company and AGN Venturer LLC
10.19         Registration Rights Agreement between
                the Company and AGN Venturer LLC
10.20         Limited Liability Company Agreement
                of AGN Venturer LLC
10.21         Limited Liability Company Agreement
                of American Gaming Network LLC
10.22         Certificate of Merger of American
                Gaming Network LP into
                American Gaming Network LLC
10.23         Form of Several Guaranty of AGN Investor
                Group
10.24         Purchase Agreement dated June 25, 1996
                between the Company and Graff Pay-
                Per-View, Inc. ("Graff")
10.25         Registration Rights Agreement between
                the Company and Graff
10.26         Form of Stock Purchase Agreement between
                the Company and Frank J. Skelly, III and Craig Gross
10.27         Form of Registration Rights Agreement between
                the Company and Frank J. Skelly, III and Craig Gross
10.28         Placement Agency Agreement dated July 24,
                1996 between the Company and Walsh, Manning
                Securities, Inc.
10.29         Placement Agency Agreement dated January 29,
                1996 between the Company
                and G-V Capital Corp.
11.1          Earnings Per Share Statement
21.1          Subsidiaries of Registrant
23.1          Consent of Coopers & Lybrand L.L.P.
24.1          Power of Attorney (included on page 32)
27.1          Financial Data Schedule

* Indicates incorporated by reference to the Company's Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1994.