Form 10KSB/A
period 1996-09-30
MULTIMEDIA GAMES INC
filed 1997-01-21
CIK 896400

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 FORM 10-KSB/A

         [x] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year ended September 30, 1996

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______ to ________

                         Commission file number 0-28318
                             Multimedia Games, Inc.
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

                                 (918) 494-0576
                          (Issuer's Telephone Number,
                              Including Area Code)

Securities Registered Under Section 12(b) of the Exchange Act: NONE

Securities Registered Under Section 12(g) of the Exchange Act:

                          Common Stock, $.01 par value

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days
Yes  x   No
    ---     ---

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

         The number of shares outstanding of the issuer's Common Stock as of December 13, 1996, was 4,026,783.

         Transitional Small Business Disclosure Format (check one):

         Yes     No  X
             ---    ---

         The registrant hereby amends and restates in its entirety, Item 6. of
Part II of its Annual Report on Form 10-KSB for the year ended September 30, 1996, in order to correct an error in the second sentence of the paragraph captioned "Liquidity and Capital Resources" contained in the original filing of said Annual Report.



ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

BUSINESS OVERVIEW

         Multimedia Games, Inc. and subsidiaries (the "Company") were organized to develop, promote and produce lawful gaming activities over the information highway, including but not limited to, satellites, television, telephone and the Internet. The Company provides satellite linked, high stakes bingo games and interactive high speed bingo games played on interconnected electronic player stations to participating bingo halls owned primarily by American Indian tribes located throughout the United States. The Company also provides proxy play services for its MegaBingo and MegaCash games to bingo players located off Indian lands through a subsidiary's 49% interest in American Gaming Network L.L.C. ("AGN").

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

RESULTS OF OPERATIONS

         An analysis of the Company's revenues and direct gaming expenses were as follows for the years ended September 30, 1996 and 1995.

                                                                        1996                 1995
                                                                    -----------          -----------
MegaBingo, MegaCash and
   MegaBingo Lite:

    Gross Revenues                                                  $15,579,000          $16,123,000 (1)
    Prizes and Related Costs                                         (9,697,000)          (9,706,000)(1)
    Allotments to Hall Operators                                     (3,188,000)          (3,200,000)(1)
                                                                    -----------          -----------
       Net MegaBingo Margin                                         $ 2,694,000          $ 3,217,000
                                                                    ===========          ===========

MegaMania:

    Gaming Revenue, Net of Prizes(2)                                $ 6,074,000          $   106,000
    Allotments to Hall Operators                                     (4,408,000)             (75,000)
                                                                    -----------          -----------
      Net MegaMania Margin                                          $ 1,666,000          $    31,000
                                                                    ===========          ===========

---------------
(1) Not presented consistent with the service fee accounting used in the financial statements prior to December 22, 1994. See Note 1 of Notes to Consolidated Financial Statements.

(2) MegaMania gross revenues and prizes are netted for financial statement presentation purposes.

    The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included under Item 7. Financial Statements.

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

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1996, the Company had unrestricted cash and cash equivalents of $1.5 million, only a slight decrease from September 30, 1995. During the year ended September 30, 1996, $.3 million of cash was used in operations versus $.7 million provided by operations in 1995. The change is primarily due to decreased net income and cash used to build inventories, partially offset by an increase in amortization and depreciation. The Company added $1.8 million to fixed assets, consisting primarily of software development for MegaMania and hardware for MegaMania player stations and game operation. Financing activities which funded the investing activities consisted of a private placement of stock in February-March 1996 which generated $1.0 million in proceeds and a Bridge Debt placement in August 1996 which generated $.8 million in gross proceeds. In connection with the Bridge Debt, the Company issued 533,310 warrants to purchase common stock at $8.00 per warrant, including 173,310 warrants issued to the placement agent in the transaction. Upon completion of the November placement described below, the terms of the Bridge Debt warrants were amended to be identical to those issued in the November placement, including redemption provisions. Additional debt was incurred to help finance the acquisition of MegaMania player stations of approximately $.2 million which is due over the next two to three years. Working capital at September 30, 1996 was $.2 million.

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

    The Company has plans to utilize the proceeds from the November placement to install an additional estimated 1,000 MegaMania player stations. The Company's ability to achieve this plan is dependent upon the performance of existing installations and new installations, competition, continued demand for the MegaMania game product and a lack of barriers from possible regulatory changes, as well as other risk factors discussed under Item 1., "Description of the Business - Risk Factors."

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



                                   SIGNATURES


    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned hereunto duly authorized.

                                            MULTIMEDIA GAMES, INC.




Dated: January 14, 1997                     By:    /s/ GORDON T. GRAVES
                                                   -------------------------
                                                   Gordon T. Graves
                                                   Chairman of the Board and
                                                   Chief Executive Officer