Form 10QSB
period 1996-12-31
MULTIMEDIA GAMES INC
filed 1997-02-14
CIK 896400

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: DECEMBER 31, 1996

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from              to
                                           -------------   -----------

                         Commission File Number 0-28318

                             Multimedia Games, Inc.
      ------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

                 Texas                                     74-2611034
---------------------------------------------     ----------------------------
(State or Other Jurisdiction of Incorporation     (IRS Employer Identification
                                                           Number)


                       7335 South Lewis Avenue, Suite 302
                             Tulsa, Oklahoma 74136
                   ------------------------------------------
                    (Address of Principal Executive Offices)

                                 (918) 494-0576
                         -----------------------------
                          (Issuer's Telephone Number)


                   -------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                       Yes    X        No
                           ------         ------

As of January 27, 1996 there were 4,035,783 shares of the Company's Common Stock, par value $.01, outstanding.

Transitional Small Business Disclosure Format (Check one)

                       Yes             No   X
                           ------         ------

                                  FORM 10-QSB

                                     INDEX






Part I.  Financial Information


   Item 1. Unaudited Consolidated Financial Statements


         Consolidated Balance Sheets
         (December 31, 1996 and September 30, 1996)

         Consolidated Statements of Operations
         (Three months ended December  31, 1996 and 1995)

         Consolidated Statements of Cash Flows
         (Three months ended December 31, 1996 and 1995)

         Notes to Unaudited Consolidated Financial Statements

         Report of Review by Independent Accountants

   Item 2.  Management's Discussion and Analysis


Part II Other Information


   Item 2. Changes in Securities

   Item 6. Exhibits and Reports on Form 8-K

Signatures

                     MULTIMEDIA GAMES,INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                 As of December 31, 1996 and September 30, 1996
                                (Unaudited)


                                                                  December       September
                         ASSETS                                     1996           1996
                                                                 -----------    -----------
Current Assets:
   Cash and cash equivalents                                     $ 2,782,000    $ 1,508,000
   Accounts Receivable:
      Trade, net of allowance for doubtful accounts of $76,000       354,000        247,000
      Other                                                           77,000         45,000
   Inventory, at cost                                                203,000        358,000
   Prepaid expenses                                                   96,000         92,000
                                                                 -----------    -----------
   Total current assets                                            3,512,000      2,250,000
                                                                 -----------    -----------

Restricted cash and cash equivalents                               1,536,000      1,534,000
Note receivable from American Gaming Network LLC                     336,000        336,000
Property and equipment, net                                        3,279,000      2,616,000
Other assets                                                         125,000        196,000
Goodwill, net                                                        493,000        499,000
                                                                 -----------    -----------

Total assets                                                     $ 9,281,000    $ 7,431,000
                                                                 ===========    ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes payable                                                 $    50,000    $    50,000
   Current portion of long-term debt                                 262,000        197,000
   Due to American Gaming Network LLC                                 93,000         99,000
   Accounts payable and accrued expenses                           1,379,000      1,292,000
   Halls' share of surplus                                           140,000        120,000
   Prize fulfillment fees payable                                    212,000        320,000
                                                                 -----------    -----------
   Total current liabilities                                       2,136,000      2,078,000
                                                                 -----------    -----------

Bridge notes payable                                                    --          800,000
Long-term debt                                                       779,000        787,000
Other long-term liabilities                                        1,372,000      1,372,000
Commitments and Contingencies  (Note 3)
Stockholders' equity:
   Preferred stock, Series A, $.01 par value, 2,000,000 shares
    authorized, 134,318 shares issued and outstanding                  1,000          1,000
   Common stock, $.01 par value, 10,000,000 shares authorized,
    4,026,783 and 2,859,200 shares issued and 3,992,784 and
    2,825,201 shares outstanding                                      40,000         29,000
   Additional paid-in capital                                      9,112,000      6,296,000
   Stockholder notes receivable                                   (1,271,000)    (1,271,000)
   Treasury stock, 33,999 shares at cost                             (87,000)       (87,000)
   Accumulated deficit                                            (2,801,000)    (2,574,000)
                                                                 -----------    -----------
   Total stockholders' equity                                      4,994,000      2,394,000
                                                                 -----------    -----------

Total liabilities and stockholders' equity                       $ 9,281,000    $ 7,431,000
                                                                 ===========    ===========



See notes to unaudited consolidated financial statements

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three months ended December 31, 1996 and 1995
                                  (Unaudited)


                                                       Three Months Ended
                                                          December 31
                                                      1996           1995
                                                   -----------    -----------
Revenues:
   Gaming revenue                                  $ 6,804,000    $ 4,025,000
   Sale of Intellectual Property                          --          500,000
   Other                                                 1,000        133,000
                                                   -----------    -----------
        Total Revenue                                6,805,000      4,658,000
                                                   -----------    -----------

Operating costs and expenses:
   Bingo prizes and commissions                      2,216,000      2,427,000
   Allotments to hall operators                      3,034,000        806,000
   Salaries and wages                                  477,000        321,000
   Selling, general and administrative expenses       920,000        940,000
   Amortization and depreciation                       289,000         90,000
                                                   -----------    -----------
       Total operating costs and expenses            6,936,000      4,584,000
                                                   -----------    -----------

Operating Income (Loss)                               (131,000)        74,000

   Interest income                                       6,000         16,000
   Interest expense                                     65,000         22,000
                                                   -----------    -----------

Net Income (Loss)                                  $  (190,000)   $    68,000
                                                   ===========    ===========

Income (Loss) per common and equivalent share,
   primary and fully diluted                       $     (0.07)   $      0.02
                                                   ===========    ===========


Weighted average shares outstanding                  3,226,000      2,008,000
                                                   ===========    ===========





See notes to unaudited consolidated financial statements.

                     MULTIMEDIA GAMES,INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the three months ended December 31, 1996 and 1995
                                  (Unaudited)


                                                               Three Months Ended
                                                                  December 31
                                                              1996           1995
                                                           -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                       $  (190,000)   $    68,000
   Adjustments to reconcile net income (loss) to cash
       provided by (used for) operating activities:
      Amortization and depreciation                            289,000         90,000
      Other non-cash (revenue) expenses                         71,000        (10,000)
      (Increase) decrease in:
         Accounts and notes receivable                        (139,000)        56,000
         Inventory                                             155,000           --
         Prepaid expenses                                       (4,000)       (53,000)
      Increase (decrease) in:
         Accounts payable and accrued expenses                  81,000         24,000
         Halls' share of surplus                                20,000        133,000
         Prize fulfillment fees payable                       (108,000)       (47,000)
                                                           -----------    -----------
   Net cash provided by (used for) operating activities        175,000        261,000
                                                           -----------    -----------
Cash flows from investing activities:
   Acquisition of property and equipment                      (946,000)      (678,000)
   Increase in cash balances in restricted escrow               (2,000)      (116,000)
                                                           -----------    -----------
   Net cash provided by (used for) investing activities       (948,000)      (794,000)
                                                           -----------    -----------
Cash flows from financing activities:
   Proceeds from sale of common stock                        2,027,000         20,000
   Increase in deferred prize liability                           --          114,000
   Increase in long-term debt                                  120,000           --
   Principal repayments of debt                                (63,000)       (49,000)
   Payment of preferred stock dividends                        (37,000)       (37,000)
   Purchase of treasury stock                                     --          (14,000)
                                                           -----------    -----------
   Net cash provided by (used for ) financing activities     2,047,000         34,000
                                                           -----------    -----------

Net change in cash and cash equivalents                      1,274,000       (499,000)

Cash and cash equivalents, beginning of period               1,508,000      1,537,000

                                                           -----------    -----------
Cash and cash equivalents, end of period                   $ 2,782,000    $ 1,038,000
                                                           ===========    ===========


See notes to unaudited consolidated financial statements.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                        NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

1.       SIGNIFICANT ACCOUNTING POLICIES

         The accompanying financial statements should be read in conjunction with the Company's financial statements for the twelve months ended September 30, 1996 contained within the Company's Annual Report on Form 10-KSB.

                   The financial statements included herein as of December 31, 1996 and for each of the three month periods ended December 31, 1996 and 1995, have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period. Results for the three months ended December 31, 1996, are not necessarily indicative of the results which will be realized for the year ending September 30, 1997. The September 30, 1996 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain prior period information has been reclassified to conform to current period presentation.

         INCOME (LOSS) PER COMMON SHARE - Income (loss) per common share is computed on the basis of the weighted average shares of common stock outstanding for the three months ended December 31, 1996 and 1995. Options and warrants are common stock equivalents and, along with contingent stock issuances, are considered in the computation of income per common share using the treasury stock method when they are dilutive. To determine income per common share, net income is adjusted for preferred stock dividends which were $37,000 for each of the three months ended December 31, 1996 and 1995. Weighted average shares outstanding were 3,226,000 and 2,008,000 on a primary and fully diluted basis, for the three months ended December 31, 1996 and 1995, respectively.

2.       FINANCING ACTIVITIES

                  In November 1996, the Company completed a private placement of approximately 1.2 million shares of common stock for $3.00 per share. Each of the 1.2 million shares sold was accompanied by a redeemable warrant to purchase an additional share of the Company's common stock for $8 (a"Redeemable Warrant"). After nine months, each Redeemable Warrant may be called by the Company for $.10 when the closing bid price of the Company's common stock has been at least $12.00 for 20 consecutive trading days. Redeemable Warrants totaling 350,000 were granted to the placement agent in connection with the November Placement. Proceeds from the November Placement (which included the conversion of the Bridge Debt discussed below) are intended to finance the expansion of the Company's MegaMania network.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                        NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

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

3.       COMMITMENTS AND CONTINGENCIES

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

                        INDEPENDENT ACCOUNTANT'S REPORT






         To the Board of Directors and Stockholders
         Multimedia Games, Inc.

                  We have reviewed the accompanying consolidated balance sheet of Multimedia Games, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations and cash flows for the three-month period ended December 31, 1996. These financial statements are the responsibility of the Company's management.

                  We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

                  Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated December 18, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1996 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.




         COOPERS & LYBRAND L.L.P.


         Tulsa, Oklahoma
         February 7, 1997

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS


GENERAL

                  Multimedia Games, Inc. and subsidiaries (the "Company") were organized to develop, promote and produce lawful gaming activities over the information highway, including but not limited to satellites, television, telephone and the Internet. The Company provides satellite linked, high stakes bingo games and interactive high speed bingo games played on interconnected electronic player stations to participating bingo halls owned primarily by American Indian tribes located throughout the United States. The Company also provides proxy play services for its MegaBingo and MegaCash games to bingo players located off Indian lands through a subsidiary's 49% interest in American Gaming Network L.L.C. ("AGN").

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

                  In August 1995, the Company introduced MegaMania, an interactive high-speed bingo game developed by the Company that is played on electronic player stations interconnected among participating Indian bingo halls. Significant revenue generation for MegaMania did not begin until March 1996. As of December 31, 1996, MegaMania is played at 25 independently owned American Indian bingo halls located in 6 different states, primarily Oklahoma.

RESULTS OF OPERATIONS

                  The Company's total operating revenues were $6,805,000 and $4,658,000 for the three months ending December 31, 1996 and 1995 respectively, or an increase of $2,147,000 for the 1996 period. The increase was primarily a result of an increase in gaming revenue of $2,779,000, partially offset by a decrease in the sale of intellectual property of $500,000 that occurred in the 1995 period. The increase in gaming revenue was driven by increased MegaMania gaming revenues during the three months ended December 31, 1996, which were partially offset by MegaBingo revenue decreases.

                  Bingo prizes and related fees were $2,216,000 and $2,427,000 for the three months ended December 31, 1996 and 1995 respectively, or a decrease of $211,000. The decrease resulted from decreased MegaBingo revenue during the period.

                  Allotments to hall operators was $3,034,000 and $806,000 for the three months ended December 31, 1996 and 1995 respectively. The increase resulted from the increase in MegaMania revenues.

                  Salaries and wages were $477,000 and $321,000 for the three months ended December 31, 1996 and 1995 respectively, or an increase of $156,000. Salaries and wages increased during the three months ended December 31, 1996 due to additional staff needed for the increased MegaMania operations.

                  Selling, general and administrative expenses were $920,000 and $940,000 for the three months ending December 31, 1996 and 1995, respectively, or a decrease of $20,000. The decrease is primarily due to a decrease in business meals and travel of approximately $100,000 during the three months ended December 31, 1996, partially offset by additional telephone expense during the period due to the increase in MegaMania operations and an increase in legal and professional fees primarily as a result of increased legal and regulatory activity.

                  Amortization and depreciation was $289,000 and $90,000 for the three months ending December 31, 1996 and 1995 respectively, or an increase of $199,000. The increase results from the acquisition of MegaMania electronic player stations and computer software costs capitalized during 1996.


LIQUIDITY AND CAPITAL RESOURCES

                  At December 31, 1996, the Company had $2,782,000 in cash and cash equivalents. Cash and cash equivalents increased during the quarter ended December 31, 1996 by $1,274,000 primarily as a result of $2,027,000 in net cash proceeds from a private offering of capital stock and a decrease in inventory of $155,000, partially offset by the purchase of equipment totaling $946,000. As a result, at December 31, 1996, the Company had positive working capital of $1,376,000.

                  The Company believes that its current operations can be sustained from cash from operations. However, in expanding its MegaMania operations with the purchase and installation of additional electronic player stations, funding is expected to be obtained from financial institutions.

FUTURE EXPECTATIONS AND FORWARD LOOKING STATEMENTS

                  This Quarterly Report and the information incorporated herein by reference contains various "forward-looking statements" within the meaning of Federal and state securities laws, including statements identified or predicated by the words "believes," "anticipates," "expects," "plans," or similar expressions. Such statements are subject to a number of uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, those described under "Item 1. Description of Business - Risk Factors" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, which are incorporated herein by this reference. Given these uncertainties, readers of this Quarterly Report are cautioned not to place undue reliance upon such statements.

                                    PART II

                               OTHER INFORMATION


ITEM 2.   CHANGES IN SECURITIES

                  In November 1996, the Company completed a private placement (the "November Placement") of 1,158,833 shares of the Company's Common Stock at a purchase price of $3.00 per share. Net proceeds to the Company, which excludes the conversion of $800,000 of previously incurred Bridge Debt,was $2,027,000. Each share of Common Stock sold was accompanied by a redeemable warrant to purchase an additional share of the Company's Common Stock for $8 per share (a "Redeemable Warrant"). After nine months, each Redeemable Warrant may be redeemed by the Company for $.10 when the closing bid price of the Company's Common Stock has been at least $12.00 for 20 consecutive trading days. The Redeemable Warrants expire after November 12, 2001, if not exercised prior to that date. Redeemable Warrants totaling 350,000 were also granted to Walsh, Manning Securities, LLC, which acted as the placement agent for the Company in connection with the November Placement. In addition to such Redeemable Warrants, Walsh, Manning Securities, LLC, received a commission of 10% and a nonaccountable expense allowance of 3% of the total proceeds to the Company. The November Placement was consummated without registration under the Securities Act of 1933, as amended (the "1933 Act"), in reliance upon the exemption from registration pursuant to Section 4 (2) of the 1933 Act and Rule 501 of Regulation D promulgated thereunder. All of the purchasers in the November Placement are believed by the Company to be "accredited investors" within the meaning of the 1933 Act.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) The exhibits filed as part of this Quarterly Report on Form 10-QSB are listed in the attached Index to Exhibits.


          (b) There were no reports filed on Form 8-K during the current quarter.


                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




          Dated February 13, 1997       Multimedia Games, Inc.



                                         By:  /s/ FREDERICK E. ROLL
                                            ----------------------------------
                                         Frederick E. Roll, Vice President and
                                         Chief Financial Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  10.1        -  *Contingent Grand Prize Risk Assumption Agreement dated
                 October 1, 1995, between the Company and SCA Promotions, Inc.

  10.2        -  *Lease Agreement dated October 10, 1996, between the Company and Intervest-Southern Oaks LP

  10.3        -  *Form of Private Placement Warrant

  10.4        -  *Registration Rights Agreement among the Company and holders of Bridge Warrants and Private Placement Warrants

  15          -  Letter Regarding Unaudited Interim Financial Information

  27          -  Financial Data Schedule


* Indicates incorporated by reference to the Company's Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1996.