Form 10QSB
period 1997-03-31
MULTIMEDIA GAMES INC
filed 1997-05-15
CIK 896400

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 1997

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission File Number  0-28318

                             Multimedia Games, Inc.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)


                    Texas                                  74-2611034
----------------------------------------------  --------------------------------
(State or Other Jurisdiction of Incorporation)  (IRS Employer Identification
                                                               Number)

                       7335 South Lewis Avenue, Suite 302
                             Tulsa, Oklahoma 74136
                ------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (918) 494-0576
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


                ------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes   X    No
                                -----     ------

As of April 25, 1997 there were 4,319,211 shares of the Company's Common Stock, par value $.01, outstanding.

Transitional Small Business Disclosure Format (Check one)

                            Yes        No    X
                                -----     ------

                                  FORM 10-QSB

                                     INDEX




Part I.  Financial Information


 Item 1. Financial Statements


      Consolidated Balance Sheets
      (March 31, 1997 and September 30, 1996)

      Consolidated Statements of Operations
      (Three months ended March 31, 1997 and 1996)

      Consolidated Statements of Operations
      (Six months ended March 31, 1997 and 1996)

      Consolidated Statements of Cash Flows
      (Six months ended March 31, 1997 and 1996)

      Notes to Unaudited Consolidated Financial Statements

      Report of Review By Independent Accountants


 Item 2. Management's Discussion and Analysis

Part II. Other Information

 Item 1. Legal Proceedings

 Item 2. Changes In Securities

 Item 4. Submission of Matters to Vote of Security Holders

 Item 6. Exhibits and Reports on Form 8-K

                     MULTIMEDIA GAMES,INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  As of March 31, 1997 and September 30, 1996
                                  (Unaudited)


                                                                   March      September
                                     ASSETS                        1997          1996
                                                                ----------    ----------
Current Assets:
  Cash and cash equivalents                                     $  973,000    $1,508,000
  Accounts Receivable:
    Trade, net of allowance for doubtful accounts of
      $60,000 and $76,000                                        1,181,000       247,000
    Other                                                          158,000        45,000
  Inventory, at cost                                               368,000       358,000
  Prepaid expenses                                                 182,000        92,000
                                                                ----------    ----------
  Total current assets                                           2,862,000     2,250,000
                                                                ----------    ----------
Restricted cash and cash equivalents                             1,539,000     1,534,000
Note receivable from American Gaming Network LLC                   336,000       336,000
Property and equipment, net of accumulated depreciation
  of $1,270,000 and $703,000                                     4,305,000     2,616,000
Other assets                                                       125,000       196,000
Goodwill, net of accumulated amortization
  of $62,000 and $48,000                                           486,000       499,000
                                                                ----------    ----------
Total assets                                                    $9,653,000    $7,431,000
                                                                ==========    ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable                                                 $  100,000    $   50,000
  Current portion of long-term debt                                288,000       197,000
  Due to American Gaming Network LLC                                62,000        99,000
  Accounts payable and accrued expenses                          1,650,000     1,292,000
  Halls' share of surplus                                           93,000       120,000
  Prize fulfillment fees payable                                        --       320,000
                                                                ----------    ----------
  Total current liabilities                                      2,193,000     2,078,000
                                                                ----------    ----------
Bridge notes payable                                                    --       800,000
Long-term debt                                                     823,000       787,000
Other long-term liabilities                                      1,372,000     1,372,000
Commitments and Contingencies (Note 3)
Stockholders' equity:
  Preferred stock, Series A, $.01 par value, 2,000,000 shares
    authorized, 134,318 shares issued and outstanding                1,000         1,000
  Common stock, $.01 par value, 10,000,000 shares authorized,
    4,074,306 and 2,859,200 shares issued and 4,040,307 and
    2,825,201 shares outstanding                                    41,000        29,000
  Additional paid-in capital                                     9,219,000     6,296,000
  Stockholder notes receivable                                  (1,299,000)   (1,271,000)
  Treasury stock, 33,999 shares at cost                            (87,000)      (87,000)
  Accumulated deficit                                           (2,610,000)   (2,574,000)
                                                                ----------    ----------
  Total stockholders' equity                                     5,265,000     2,394,000
                                                                ----------    ----------
Total liabilities and stockholders' equity                      $9,653,000    $7,431,000
                                                                ==========    ==========



See notes to unaudited consolidated financial statements.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended March 31, 1997 and 1996
                                  (Unaudited)

                                                           1997          1996
                                                        ----------    ----------
Revenues:
  Gaming revenue                                        $8,265,000    $4,376,000
  Electronic player station sales                          403,000       289,000
  Electronic player station lease revenue                  377,000            --
  Other                                                         --       169,000
                                                        ----------    ----------
    Total Revenue                                        9,045,000     4,834,000
                                                        ----------    ----------
Operating costs and expenses:
  Bingo prizes and commissions                           2,163,000     2,629,000
  Allotments to hall operators                           4,478,000       955,000
  Cost of electronic player stations sold                  217,000        51,000
  Salaries and wages                                       475,000       412,000
  Selling, general and administrative expenses           1,143,000       601,000
  Amortization and depreciation                            314,000       121,000
                                                        ----------    ----------
    Total operating costs and expenses                   8,790,000     4,769,000
                                                        ----------    ----------
Operating Income                                           255,000        65,000
  Interest income                                            6,000        14,000
  Interest expense                                         (34,000)      (20,000)
                                                        ----------    ----------
Net Income                                              $  227,000    $   59,000
                                                        ==========    ==========
Income per common and equivalent share,
  primary and fully diluted                             $     0.04    $     0.01
                                                        ==========    ==========



See notes to unaudited consolidated financial statements.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the six months ended March 31, 1997 and 1996
                                  (Unaudited)


                                                       1997            1996
                                                   ------------    ------------
Revenues:
  Gaming revenue                                   $ 14,858,000    $  8,401,000
  Electronic player station sales                       403,000         292,000
  Electronic player station lease revenue               588,000              --
  Software license revenue                                   --         500,000
  Other                                                   1,000         299,000
                                                   ------------    ------------
  Total revenues                                     15,850,000       9,492,000
                                                   ------------    ------------
Operating costs and expenses:
  Bingo prizes and commissions                        4,379,000       5,056,000
  Allotments to hall operators                        7,512,000       1,759,000
  Cost of electronic player stations sold               217,000          55,000
  Salaries and wages                                    952,000         733,000
  Selling, general and administrative expenses        2,063,000       1,539,000
  Amortization and depreciation                         603,000         211,000
                                                   ------------    ------------
  Total operating costs and expenses                 15,726,000       9,353,000
                                                   ------------    ------------
Operating income                                        124,000         139,000
Interest income                                          12,000          32,000
Interest expense                                        (99,000)        (43,000)
                                                   ------------    ------------
Net income                                         $     37,000    $    128,000
                                                   ============    ============
Earnings (loss) per common share,
  primary and fully diluted                        $       (.01)   $        .02
                                                   ============    ============




           See notes to unaudited consolidated financial statements.

                     MULTIMEDIA GAMES,INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the six months ended March 31, 1997 and 1996
                                  (Unaudited)


                                                            1997          1996
                                                         ----------    ----------
Cash flows from operating activities:
  Net income                                             $   37,000    $  128,000

  Adjustments to reconcile net income to cash
    provided by (used for) operating activities:
    Bad debt expense                                             --       270,000
    Amortization and depreciation                           603,000       211,000
    Other non-cash expenses                                  71,000            --
    (Increase) decrease in:
      Accounts and notes receivable                      (1,047,000)     (298,000)
      Inventory                                             (10,000)           --
      Prepaid expenses                                      (90,000)      (43,000)
      Other assets                                               --        11,000
    Increase (decrease) in:
      Accounts payable and accrued expenses                 321,000      (535,000)
      Halls' share of surplus                               (27,000)      149,000
      Prize fulfillment fees payable                       (320,000)      219,000
      Other long-term liabilities                                --        37,000
                                                         ----------    ----------
  Net cash provided by (used for) operating activities     (462,000)      149,000
                                                         ----------    ----------
Cash flows from investing activities:
  Acquisition of property and equipment                  (2,279,000)     (842,000)
  Increase in cash balances in restricted escrow             (5,000)
  Other                                                          --         6,000
                                                         ----------    ----------
  Net cash provided by (used for) investing activities   (2,284,000)     (836,000)
                                                         ----------    ----------
Cash flows from financing activities:
  Proceeds from sale of common stock                      2,108,000       970,000
  Increase in long-term debt                                362,000            --
  Principal repayments of debt                             (185,000)      (75,000)
  Payment of preferred stock dividends                      (74,000)      (76,000)
  Purchase of treasury stock                                     --       (10,000)
                                                         ----------    ----------
  Net cash provided by (used for) financing activities    2,211,000       809,000
                                                         ----------    ----------
Net change in cash and cash equivalents                    (535,000)      122,000
Cash and cash equivalents, beginning of period            1,508,000     1,537,000
                                                         ----------    ----------
Cash and cash equivalents, end of period                 $  973,000    $1,659,000
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

          The financial statements included herein as of March 31, 1997 and for each of the three and six month periods ended March 31, 1997 and 1996, have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the periods. Results for the three or six months ended March 31, 1997, are not necessarily indicative of the results which will be realized for the year ending September 30, 1997. The September 30, 1996 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain prior period information has been reclassified to conform to current period presentation.

     INCOME (LOSS) PER COMMON SHARE - Income (loss) per common share is computed on the basis of the weighted average shares of common stock outstanding for the three and six months ended March 31, 1997 and 1996. Options and warrants are common stock equivalents and, along with contingent stock issuances, are considered in the computation of income per common share using the treasury stock method when they are dilutive. To determine income per common share, net income is adjusted for preferred stock dividends which were $37,000 and $39,000, respectively, for the three months ended March 31, 1997 and 1996 and $74,000 and $76,000, respectively, for the six months ended March 31, 1997 and 1996. Weighted average shares outstanding were 4,929,343 and 5,699,737 on a primary and fully diluted basis, respectively, for the three months and 4,065,850 and 5,291,908, respectively, for the six months ended March 31, 1997. Weighted average shares outstanding were 2,392,000 and 2,514,000 on a primary and fully diluted basis, respectively, for the three months and 2,200,000 and 2,261,000, respectively, for the six months ended March 31, 1996.

     IMPACT OF FINANCIAL ACCOUNTING PRONOUNCEMENTS - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share ("FAS 128"). FAS 128 will change the computation, presentation and disclosure requirements for earnings per share. FAS 128 requires the presentation of "basic" and "diluted" earnings per share, as defined, for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period earnings per share amounts. The Company has not yet determined the impact that FAS 128 will have on its earnings per share when adopted.

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

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                        NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

3.   COMMITMENTS AND CONTINGENCIES

     PENDING INVESTIGATION

          On October 16, 1996, the Company was orally informed by the Office of the U.S. Attorney in Tulsa, Oklahoma (the "U.S. Attorney") that the Company was part of an investigation to determine whether, in the opinion of the U.S Attorney, the Company's MegaMania bingo game constituted Class II or Class III gaming, as defined by the Indian Gaming Regulatory Act of 1988 (the "Gaming Act"). MegaMania has been designed and is operated by the Company as a Class II game within the definition of bingo set forth in the Gaming Act. In a written opinion dated July 10, 1996, the Company was informed by the National Indian Gaming Commission ("NIGC"), of the NIGC's determination that MegaMania constituted a Class II game.

        On April 8, 1997 the Company signed a memorandum of understanding with the NIGC to implement certain changes to the Company's MegaMania bingo game in order to maintain the Commission's classification of the game as bingo. Classification as a bingo game allows MegaMania to be offered by high-stakes Indian bingo halls in all 47 of those States where charity bingo is allowed by State law as long as the game occurs on Indian trust land. The Commission originally requested that these changes be made by April 11, 1997, but agreed in the memorandum to extend that time sufficiently to assure a more orderly conversion and allow the present game to continue until the new changes are completed.

          No assurances can be given that either the NIGC or the U.S. Attorney will not later conclude that MegaMania is Class III gaming. If either the NIGC or the U.S. Attorney concludes that MegaMania is Class III gaming, the Company intends to vigorously defend its position that MegaMania is a Class II game. No assurances can be given that the Company will be successful on the merits. If MegaMania is ultimately determined to be Class III gaming, the loss of the MegaMania business would have a material adverse effect upon the Company's financial condition and results of operations.

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

                        INDEPENDENT ACCOUNTANT'S REPORT






To the Board of Directors and Stockholders
Multimedia Games, Inc.

     We have reviewed the accompanying consolidated balance sheet of Multimedia Games, Inc. and Subsidiaries as of March 31, 1997, and the related consolidated statements of operations for the three and six month periods ended March 31, 1997, and the consolidated statement of cash flows for the six month period ended March 31, 1997. These financial statements are the responsibility of the Company's management.

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


Tulsa, Oklahoma
May 6, 1997

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

          In August 1995, the Company introduced MegaMania, an interactive high-speed bingo game developed by the Company that is played on electronic player stations interconnected among participating Indian bingo halls. Significant revenue generation for MegaMania did not begin until March 1996. As of March 31, 1997, MegaMania is played at 39 independently owned American Indian bingo halls located in 8 different states, primarily Oklahoma and Washington.


RESULTS OF OPERATIONS

The Three Months Ended March 31, 1997 and 1996:

          The Company's total operating revenues were $9,045,000 and $4,834,000 for the three months ending March 31, 1997 and 1996 respectively, or an increase of $4,211,000 for the current period. The increase was primarily a result of an increase in gaming revenue of $3,889,000, an increase of $114,000 in electronic player station sales and an increase in electronic player station lease revenue of $377,000, partially offset by a decrease in other income of $169,000. The increase in gaming revenue was driven by increased MegaMania gaming revenues during the three months ended March 31, 1997, from newly-installed electronic player stations, which were partially offset by MegaBingo revenue decreases. The Company had approximately 1,108 electronic player stations in operation during the three months ended March 31, 1997 compared to approximately 200 during the same three months of 1996.

          Bingo prizes and commissions were $2,163,000 and $2,629,000 for the three months ended March 31, 1997 and 1996 respectively, or a decrease of $466,000. The decrease resulted from decreased MegaBingo revenue during the period.

          Allotments to hall operators were $4,478,000 and $955,000 for the three months ended March 31, 1997 and 1996 respectively. The increase of $3,523,000 resulted from the increase in MegaMania revenues.

          Costs of electronic player stations sold were $217,000 and $51,000 for the three months ended March 31, 1997 and 1996, respectively, or an increase of $166,000. The increase was due to increased sales of MegaMania electronic player stations.

          Salaries and wages were $475,000 and $412,000 for the three months ended March 31, 1997 and 1996 respectively, or an increase of $63,000. Salaries and wages increased during the three months ended March 31, 1997 due to additional staff needed for the increased MegaMania operations.

          Selling, general and administrative expenses were $1,143,000 and $601,000 for the three months ending March 31, 1997 and 1996, respectively, or an increase of $542,000. The increase is primarily due to an increase in business meals and travel of approximately $46,000, an increase in legal and professional fees of approximately $146,000 primarily as a result of increased legal and regulatory activity, an increase in contract labor and services of approximately $64,000 and increased telephone expenses of approximately $191,000 and other costs of approximately $95,000 primarily as a result of increased MegaMania activity.

          Amortization and depreciation was $314,000 and $121,000 for the three months ending March 31, 1997 and 1996 respectively, or an increase of $193,000. The increase results from the acquisition of additional MegaMania electronic player stations leased to independently owned Indian bingo halls.

The Six Months Ended March 31, 1997 and 1996:

          The Company's total operating revenues were $15,850,000 and $9,492,000 for the six months ended March 31, 1997 and 1996 respectively, or an increase of $6,358,000 for the current period. The increase was primarily a result of an increase in gaming revenue of $6,457,000 an increase in electronic player station sales of $111,000, and an increase in electronic player station lease revenue of $588,000, partially offset by a decrease in the sale of intellectual property of $500,000 and a decrease of other income of $298,000. The increase in gaming revenue was driven by increased MegaMania gaming revenues during the six months ended March 31, 1997 from newly-installed electronic player stations, partially offset by MegaBingo revenue decreases. The Company had approximately
     1,008 electronic player stations in operation during the six months ended March 31, 1997 compared to approximately 150 during the same six months of 1996.

          Bingo prizes and commissions were $4,379,000 and $5,056,000 for the six months ended March 31, 1997 and 1996 respectively, or a decrease of $677,000. The decrease resulted from decreased MegaBingo revenue during the period.

          Allotments to hall operators were $7,512,000 and $1,759,000 for the six months ended March 31, 1997 and 1996 respectively. The increase of $5,753,000 resulted from the increase in MegaMania revenues.

          Costs of electronic player stations sold were $217,000 and $55,000 for the six months ended March 31, 1997 and 1996, respectively, or an increase of $162,000. The increase was due to increased sales of electronic player stations.

          Salaries and wages were $952,000 and $733,000 for the six months ended March 31, 1997 and 1996 respectively, or an increase of $219,000. Salaries and wages increased during the six months ended March 31, 1997 due to additional staff needed for the increased MegaMania operations.

          Selling, general and administrative expenses were $2,063,000 and $1,539,000 for the six months ending March 31, 1997 and 1996, respectively, or an increase of $524,000. The increase is primarily due to an increase in legal and professional fees of approximately $176,000 for the six months ended March 31, 1997, primarily as a result of increased legal and regulatory activity, an increase in telephone expenses of approximately $400,000 related primarily to increased MegaMania activity, partially offset by a decrease in business meals and travel of approximately $57,000 during the six months ended March 31, 1997.

          Amortization and depreciation was $603,000 and $211,000 for the six months ending March 31, 1997 and 1996 respectively, or an increase of $392,000. The increase resulted primarily from the acquisition of additional MegaMania electronic player stations leased to independently owned Indian bingo halls and computer software costs capitalized during 1996.

LIQUIDITY AND CAPITAL RESOURCES

          At March 31, 1997, the Company had $973,000 in unrestricted cash and cash equivalents, a decrease of $535,000 from September 30, 1996. During the six month period ended March 31, 1997, the Company had negative cash flow from operations of $462,000 versus positive cash flow of $149,000 in the same period of the prior year. The primary components of cash flows from operations in the current six month period include an increase in accounts and notes receivable of $1,047,000, a decrease in prize fulfillment fees payable of $320,000, primarily offset by an increase in amortization and depreciation to $603,000 and an increase in accounts payable and accrued expenses of $321,000. The Company used $2,284,000 for investing activities, primarily related to capital expenditures for MegaMania electronic player stations. The capital expenditures were funded by increasing long term debt and with the proceeds of a private offering of the Company's common stock in November 1996 which generated net proceeds after offering costs, of $2,027,000. As a result, at March 31, 1997, the Company had positive working capital of $669,000.

          The Company believes that its current operations can be sustained from cash from operations. However, the purchase and installation of additional electronic player stations to expand the Company's MegaMania operations will require funding from external sources. Such funding is expected to be obtained from financial institutions and the issuance of additional equity. No assurances can be given that the Company will be able to obtain such funding on a timely basis or upon terms satisfactory to the Company.

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

                                    PART II

                               OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        The legal environment in which the Company conducts its business is relatively new and presents significant operating challenges and uncertainties. The Indian gaming Regulatory Act (the "Gaming Act") was adopted in 1988 and the development of the Federal, State and Tribal infrastructure to regulate the proliferation of Indian gaming activities has occurred only since that time. Fundamental issues concerning the scope and intent of the Gaming Act and its relationship to other Federal and State gaming laws and regulations remain unresolved and unclear. The National Indian Gaming Commission ("NIGC") was not fully operational until February 1993, and prior to that the Bureau of Indian Affairs was responsible for certain functions now performed by the NIGC. As a result, the adoption and implementation of regulations in furtherance of the Gaming Act have moved cautiously and, in comparison to more settled areas of the law, there is a lack of judicial decisions, regulation or interpretations of regulations to guide conduct under the Gaming Act. Moreover, the Company is on the leading edge of the rapid advancement of technological innovation in gaming, and issues relating, for example, to the use of technological aids for the playing of games are either novel or lack historical precedent sufficient to enable the Company to predict with certainty the outcome of planned actions.

        The Company believes that its MegaMania game meets all of the requirements of a Class II game of bingo and that the NIGC has the regulatory authority to make final and binding determinations on the classification of games. In a written opinion dated July 10, 1996, the Company was informed by the NIGC of its determination that MegaMania constituted a Class II game. The Company has relied on the NIGC's written opinion in conducting its MegaMania operations and believes that the NIGC made its determination with a complete and accurate understanding of the facts and the applicable law.

        On October 16, 1996, the Office of the U.S. Attorney in Tulsa, Oklahoma (the "U.S. Attorney"), orally informed the Company that the U.S. Attorney was conducting an independent investigation to determine whether, in the opinion of the U.S. Attorney, the Company's MegaMania bingo game constituted Class III or Class II gaming as defined in the Gaming Act, and was therefore in violation of the law or not. Generally speaking, Class II gaming is regulated by the NIGC and may be conducted on Indian lands if the state in which the Indian lands is located permits such gaming for any purpose by any person. Class III gaming, on the other hand, may only be conducted on Indian lands pursuant to a compact reached between the Indian tribe and the state in which the tribe is located.

        In in an effort to resolve any differences between the NIGC and the U.S. Attorney and to create an air of certainty for the Company in the conduct of its operations, on April 8, 1997, the Company entered into a Memorandum of Understanding with the NIGC to implement certain changes to its MegaMania game. These changes generally require the bingo card holder to take certain actions in order to daub the bingo card and to indicate a bingo win, and also require the drawing of bingo numbers using a physical ball blower or as a result of some other human activity rather than the use of electronically randomly generated numbers. The Memorandum of Understanding allowed the Company until July 15, 1997, to make the agreed changes and indicated the willingness of the NIGC to grant appropriate extensions if the Company was unable to institute the changes for technical reasons or for reasons beyond the control of the Company. In addition, the NIGC issued a letter to the Company dated April 9, 1997, concluding that the modified MegaMania game conformed to the definition of bingo in the Gaming Act and thus was a Class II game.

        On May 12, 1997, the Company received a letter from the Acting Chair of the NIGC declaring that the NIGC would not necessarily be bound by the Memorandum of Understanding, that the NIGC would not in the future pre-approve proposed changes to the Company's games, and that the NIGC would make its determination on the Class II status of the modified MegaMania game only after the Company had completed its changes and submitted the modified version of the game to the NIGC. The May 12, 1997 letter still gave the Company until July 15, 1997, to make the agreed changes but also stated that the Company was expected to cease operation of the current MegaMania game by July 15, 1997, unless the NIGC had specifically approved the modified version of the game by that time.

        The Company intends to comply with the terms of the Memorandum of Understanding and to submit the modified version of the MegaMania game to the NIGC before July 15, 1997. No assurances can be given that the NIGC will honor the conclusion made in its April 9, 1997, letter and accept the modified version of the game as a Class II game. If the Company is not able to implement the agreed changes to MegaMania by July 15, 1997, or if completed on time the NIGC does not honor the conclusion made in its April 9, 1997 letter, the Company intends to vigorously defend its position that MegaMania is a Class II game; however, if the Company is not successful in these efforts, it may be necessary to discontinue the operation of MegaMania.

        In entering into the Memorandum of Understanding and agreeing to a timetable for the implementation of changes to its current MegaMania game, the Company believed that any remaining interpretive disagreements with the U.S. Attorney over the Class II status of MegaMania would be resolved. However, the Company has not been advised of this resolution by the U.S. Attorney. On the other hand the Company has also never received written confirmation from the U.S. Attorney that the Company was, in fact, the subject of an investigation.

        The inquiry and on-site inspection that, at the Company's invitation, was conducted by the U.S. Attorney several months ago has not appeared to have developed into any other action on the part of the U.S. Attorney, at least of which the Company has notice. However, on May 6, 1997, in response to an inquiry by the Absentee Shawnee tribe of Oklahoma, and with no knowledge of the NIGC opinions issued to the Company or of the Memorandum of Understanding between the Company and the NIGC, the First Assistant U.S. Attorney for the Office of the U.S. Attorney in the Western District of Oklahoma issued a letter to the tribe stating that the Company's current MegaMania bingo game was considered by that Office to be an illegal Class III gaming activity. As a result of this letter, the Absentee Shawnee tribe has suspended the play of MegaMania on its reservation. The First Assistant U.S. Attorney has now been provided with the previously issued NIGC opinions and the Memorandum of Understanding, but there is no assurance that the First Assistant U.S.
Attorney will reverse his previous position.

        Over time, the Company does not believe that the planned changes to its MegaMania game will materially and adversely affect consumer interest and acceptance of MegaMania, although no assurances in that regard can be given. There is evidence to suggest that existing players of the current game will reduce the level of their play until the changes made in the new version become familiar.

        There can be no assurance that the NIGC, either on its own initiative or as the result of pressure from or cooperation with other agencies such as the Department of Justice, will adhere to the conclusion made in its April 9, 1997 letter. There also can be no assurances that the U.S. Attorney, the First Assistant U.S. Attorney or the Department of Justice will accept any of the opinions or actions of the NIGC regarding the Company's activities, and not seek to challenge the legality of the Company's activities.

        If adverse determinations or actions are taken by the NIGC, the U.S. Attorney, the First Assistant U.S. Attorney or the Department of Justice, the Company intends to vigorously defend its position that MegaMania is a Class II game. No assurances can be given that the Company will be successful on the merits. If MegaMania is ultimately determined to be Class III gaming, the loss of the MegaMania business would have a material adverse effect upon the Company's financial condition and results of operation.

ITEM 2. CHANGES IN SECURITIES

        During the three months ended March 31, 1997, the Company issued 47,523 shares of Common Stock in five transactions exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof as follows:

        1. the issuance of 9,000 shares of Common Stock at a price of $2.75 per share upon the exercise of warrants originally issued in May 1994;

         2. the issuance of 7,273 shares of Common Stock at a price of $2.00 per share upon the exercise of warrants by an officer and director of the Company originally issued in September 1994;

        3. the issuance of 10,000 shares of Common Stock at a price of $1.50 per share upon the exercise of an employee stock option by an officer and director of the Company;

        4. the issuance of 10,000 shares of Common Stock at a price of $2.50 per share upon the exercise of an employee stock option by an officer of the Company; and

        5. the issuance of 11,250 shares of Common Stock at a price of $2.50 per share upon the exercise of an employee stock option by a former officer of the Company;

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 29, 1997, the Company held its 1997 Annual Shareholder Meeting. Because there was not the required two-thirds of the outstanding shares of common stock and preferred stock, voting together as a class, needed to pass the proposal, voting separately as a class, and of common stock to amend the Company's Articles of Incorporation to increase the number of authorized shares of common stock from 10,000,000 shares to 25,000,000 shares, the Meeting was adjourned and reconvened to April 12, 1997. The Meeting involved the election of four nominees to be Directors, and the following persons were elected, constituting all of the members of the Board of Directors of the Company: - Gordon T. Graves; Larry D. Montgomery; Gregory N. Stern and Daniel J.
Sarnoff.

     A separate tabulation with respect to each nominee is as follows:

     Gordon T. Graves 2,780,939 votes for 44,675 votes against or withheld Larry D. Montgomery 2,780,939 votes for 44,675 votes against or withheld Gregory N. Stern 2,780,939 votes for 44,675 votes against or withheld Daniel J. Sarnoff 2,780,939 votes for 44,675 votes against or withheld

     In addition to the election of directors, the following additional matters were voted upon at the Meeting and received the requisite number of votes necessary to pass:

     1. A proposal to amend the Company's Articles of Incorporation to increase the authorized number of shares of Common Stock from 10,000,000 shares to 25,000,000 shares.


     2,705,056 votes for                    59,633 votes against or withheld

        60,925 votes abstaining          1,210,836 broker non-votes


     2. A proposal to ratify and approve the adoption of the Company's 1996 Stock Incentive Plan.


     2,709,456 votes for                    48,733 votes against or withheld

        56,225 votes abstaining          1,222,036 broker non-votes


     3. A proposal to ratify and approve the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors.


     2,761,672 votes for                    59,242 votes against or withheld

         4,700 votes abstaining          1,210,836 broker non-votes


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


Dated May 13, 1997                      Multimedia Games, Inc.



                                        By: /s/ FREDERICK E. ROLL
                                           ----------------------------------
                                        Frederick E. Roll, Vice President and
                                        Chief Financial Officer

                               INDEX TO EXHIBITS




EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 3.1           Amended and Restated Articles of Incorporation

10.1 Press Release dated April 9, 1997, announcing memorandum of understanding with the NIGC

10.2           Memorandum of Understanding with the NIGC dated April 8, 1997

15             Letter regarding Unaudited Interim Financial Information

27             Financial Data Schedule