Form 10QSB/A
period 1996-12-31
MULTIMEDIA GAMES INC
filed 1997-06-02
CIK 896400

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                 FORM 10-QSB/A




                                 AMENDMENT NO. 1

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

                                FORM 10-QSB/A
                               AMENDMENT NO. 1

                                 INTRODUCTION




This amendment to Item 1 of Multimedia Games, Inc.'s quarterly financial statements on Form 10-QSB for the quarterly period ended December 31, 1996 includes changes from the previous filing to reflect a 731,000 increase in the weighted average shares outstanding and a $0.01 decrease in the loss per common and equivalent share on a primary and fully diluted basis for the period.

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
                                                                 ===========    ===========



See notes to unaudited consolidated financial statements

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
             For the three months ended December 31, 1996 and 1995
                                  (Unaudited)



                                                       Three Months Ended
                                                          December 31
                                                      1996           1995
                                                   -----------    -----------
Revenues:
   Gaming revenue                                  $ 6,804,000    $ 4,025,000
   Sale of Intellectual Property                          --          500,000
   Other                                                 1,000        133,000
                                                   -----------    -----------
        Total Revenue                                6,805,000      4,658,000
                                                   -----------    -----------

Operating costs and expenses:
   Bingo prizes and commissions                      2,216,000      2,427,000
   Allotments to hall operators                      3,034,000        806,000
   Salaries and wages                                  477,000        321,000
   Selling, general and administrative expenses       920,000        940,000
   Amortization and depreciation                       289,000         90,000
                                                   -----------    -----------
       Total operating costs and expenses            6,936,000      4,584,000
                                                   -----------    -----------

Operating Income (Loss)                               (131,000)        74,000

   Interest income                                       6,000         16,000
   Interest expense                                     65,000         22,000
                                                   -----------    -----------

Net Income (Loss)                                  $  (190,000)   $    68,000
                                                   ===========    ===========

Income (Loss) per common and equivalent share,
      primary and fully diluted                    $     (0.06)   $      0.02
                                                   ===========    ===========


Weighted average shares outstanding                  3,957,000      2,008,000
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


         INCOME (LOSS) PER COMMON SHARE - Income (loss) per common share is computed on the basis of the weighted average shares of common stock outstanding for the three months ended December 31, 1996 and 1995. Options and warrants are common stock equivalents and, along with contingent stock issuances, are considered in the computation of income per common share using the treasury stock method when they are dilutive. To determine income per common share, net income is adjusted for preferred stock dividends which were $37,000 for each of the three months ended December 31, 1996 and 1995. Weighted average shares outstanding were 3,957,000 and 2,008,000 on a primary and fully diluted basis, for the three months ended December 31, 1996 and 1995, respectively.


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


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a) The exhibits filed as part of this Quarterly Report on Form 10-QSB/A are listed in the attached Index to Exhibits.



          (b) There were no reports filed on Form 8-K during the current quarter.


                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





          Dated June 2, 1997       Multimedia Games, Inc.




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