Form 10QSB
period 1997-06-30
MULTIMEDIA GAMES INC
filed 1997-08-05
CIK 896400

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: JUNE 30, 1997

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           ------------   ------------

                         Commission File Number 0-28318

                             Multimedia Games, Inc.
        ---------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in its Charter)

                    Texas                                  74-2611034
----------------------------------------------    ------------------------------
(State or Other Jurisdiction of Incorporation)    (IRS Employer Identification
                                                             Number)

                       7335 South Lewis Avenue, Suite 302
                             Tulsa, Oklahoma 74136
                   --------------------------------------
                    (Address of Principal Executive Offices)

                                (918) 494-0576
                             --------------------
                (Issuer's Telephone Number, Including Area Code)


                 ------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes  X    No
                                     ---      ---
As of July 15, 1997 there were 4,303,990 shares of the Company's Common Stock, par value $.01, outstanding.

Transitional Small Business Disclosure Format (Check one)

                                 Yes       No  X
                                     ---      ---

                                  FORM 10-QSB

                                     INDEX




Part I.  Financial Information


   Item 1.  Financial Statements


         Consolidated Balance Sheets
         (June  30, 1997 and September 30, 1996)

         Consolidated Statements of Operations
         (Three months ended June  30, 1997 and 1996)

         Consolidated Statements of Operations
         (Nine months ended June  30, 1997 and 1996)

         Consolidated Statements of Cash Flows
         (Nine months ended June 30, 1997 and 1996)


         Notes to Unaudited Consolidated Financial Statements

         Report of Review By Independent Accountants


   Item 2.  Management's Discussion and Analysis

Part II.  Other Information

   Item 1.  Legal Proceedings

   Item 2.  Changes In Securities

   Item 6.  Exhibits and Reports on Form 8-K

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   As of June 30, 1997 and September 30, 1996
                                  (Unaudited)

                             ASSETS                                         June          September
                                                                            1997            1996
                                                                            ----            ----
Current Assets:
     Cash and cash equivalents                                       $    856,000      $ 1,508,000
     Notes Receivable                                                     728,000               --
     Accounts Receivable:
         Trade, net of allowance for doubtful accounts
                of $85,000 and $76,000                                  1,267,000          247,000
     Other                                                                168,000           45,000
     Inventory, at cost                                                   463,000          358,000
     Prepaid expenses                                                      83,000           92,000
                                                                     ------------      -----------
      Total current assets                                              3,565,000        2,250,000
                                                                     ------------      -----------

Restricted cash and cash equivalents                                    1,541,000        1,534,000
Note receivable from American Gaming Network LLC                          336,000          336,000
Notes receivable - Other                                                  314,000               --
Property and equipment, net of accumulated depreciation
     of $1,608,000 and $703,000                                         5,047,000        2,616,000
Other assets                                                              119,000          196,000
Goodwill, net of accumulated amortization of $68,000
          and $48,000                                                     479,000          499,000
                                                                     ------------      -----------
Total assets                                                         $ 11,401,000      $ 7,431,000
                                                                     ============      ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Notes payable                                                   $    100,000      $    50,000
     Current portion of long-term debt                                    388,000          197,000
     Due to American Gaming Network LLC                                        --           99,000
     Accounts payable and accrued expenses                              1,670,000        1,292,000
     Hall's share of surplus                                               89,000          120,000
     Prize fulfillment fees payable                                       299,000          320,000
                                                                     ------------      -----------
     Total current liabilities                                          2,546,000        2,078,000
                                                                     ------------      -----------

Bridge notes payable                                                           --          800,000
Long-term debt                                                            747,000          787,000
Other long-term liabilities                                             1,372,000        1,372,000
Commitments and Contingencies (Note 4)
Stockholders' equity:
     Preferred stock, Series A, $.01 par value, 2,000,000 shares
     authorized, 109,192 and 134,318 shares issued and outstanding          1,000            1,000
     Common stock, $.01 par value, 25,000,000 shares
     authorized, 4,337,989 and 2,859,200 shares issued
     and 4,303,990 and 2,825,201 shares outstanding                        43,000           29,000
     Additional paid-in capital                                         9,618,000        6,296,000
     Stockholder notes receivable                                        (603,000)      (1,271,000)
     Treasury stock, 33,999 shares at cost                                (87,000)         (87,000)
     Accumulated deficit                                               (2,236,000)      (2,574,000)
                                                                     ------------      -----------
     Total stockholders' equity                                         6,736,000        2,394,000
                                                                     ------------      -----------

Total liabilities and stockholders' equity                           $ 11,401,000      $ 7,431,000
                                                                     ============      ===========


See notes to unaudited consolidated financial statements

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               For the three months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                           1997              1996
                                                           ----              ----

Revenues:
     Gaming revenue                                   $  8,775,000      $ 6,019,000
     Electronic player station sales                     1,042,000               --
     Electronic player station lease revenue               489,000               --
     Other                                                      --           64,000
                                                      ------------      -----------
         Total Revenue                                  10,306,000        6,083,000
                                                      ------------      -----------

Operating costs and expenses:
     Bingo prizes and commissions                        2,388,000        2,253,000
     Allotments to hall operators                        4,735,000        2,481,000
     Cost of electronic player stations sold               613,000               --
     Salaries and wages                                    566,000          439,000
     Selling, general and administrative expenses        1,164,000          651,000
     Amortization and depreciation                         412,000          143,000
                                                      ------------      -----------

         Total operating costs and expenses              9,878,000        5,967,000
                                                      ------------      -----------

Operating Income                                           428,000          116,000

     Interest Income                                        10,000           13,000
     Interest Expense                                      (33,000)         (20,000)
                                                      ------------      -----------

Net Income                                            $    405,000      $   109,000
                                                      ============      ===========

Income per common and equivalent share,
     primary                                          $       0.08      $      0.02
                                                      ============      ===========
Income per common and equivalent share,
     fully diluted                                    $       0.06      $      0.02
                                                      ============      ===========



See notes to unaudited consolidated financial statements

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                For the nine months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                          1997                1996
                                                    ---------------     ------------
Revenues:
     Gaming revenue                                   $ 23,633,000      $ 14,421,000
     Electronic player station sales                     1,445,000           277,000
     Electronic player station lease revenue             1,077,000                --
     Software license revenue                                   --           500,000
     Other                                                   1,000           377,000
                                                      ------------      ------------

Total revenues                                          26,156,000        15,575,000
                                                      ------------      ------------
Operating costs and expenses:
     Bingo prizes and commissions                        6,767,000         7,310,000
     Allotments to hall operators                       12,247,000         4,240,000
     Costs of electronic player stations sold              829,000            55,000
     Salaries and wages                                  1,519,000         1,171,000
     Selling, general and administrative expenses        3,227,000         2,190,000
     Amortization and depreciation                       1,015,000           354,000
                                                      ------------      ------------

     Total operating costs and expenses                 25,604,000        15,320,000
                                                      ------------      ------------

Operating income                                           552,000           255,000

Interest income                                             22,000            45,000
Interest expense                                          (132,000)          (63,000)
                                                      ------------      ------------

Net income                                            $    442,000      $    237,000
                                                      ============      ============


Income per common and equivalent share, primary       $       0.08      $       0.05
                                                      ============      ============


Income per common and equivalent share, fully diluted $       0.07      $       0.04
                                                      ============      ============



                        See notes to unaudited consolidated financial statements

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the nine months ended June 30, 1997 and 1996
                                  (Unaudited)

                                                                  1997             1996
                                                               -----------      -----------
Cash flows from operating activities:
     Net income                                                $   442,000      $   237,000
     Adjustments to reconcile net income to cash
     provided by (used for) operating activities:
            Amortization and depreciation                        1,015,000          354,000
            Other non-cash expenses                                 77,000               --
            (Increase) decrease in:
               Accounts and notes receivable                    (2,185,000)        (516,000)
               Inventory                                          (105,000)              --
               Prepaid expenses                                      9,000               --
               Other assets                                             --          (24,000)
            Increase (decrease) in:
               Accounts payable and accrued expenses               279,000         (181,000)
               Hall's share of surplus                             (31,000)         198,000
               Prize fulfillment fees payable                      (21,000)        (124,000)
               Other long-term liabilities                              --           (6,000)
                                                               -----------      -----------

     Net cash provided by (used for) operating activities         (520,000)         (62,000)
                                                               -----------      -----------

Cash flows from investing activities:
     Acquisition of property and equipment                      (2,712,000)      (1,172,000)
     Increase in cash balances in restricted escrow                 (7,000)              --
     Other                                                              --               --
                                                               -----------      -----------
     Net cash provided by (used for) investing activities       (2,719,000)      (1,172,000)
                                                               -----------      -----------

Cash flows from financing activities:
     Proceeds from sale of common stock                          2,490,000          980,000
     Increase in long-term debt                                    489,000          100,000
     Principal repayments of debt                                 (288,000)        (106,000)
     Payment of preferred stock dividends                         (104,000)        (113,000)
     Purchase of treasury stock                                         --          (10,000)
     Other                                                              --           (5,000)
                                                               -----------      -----------
     Net cash provided  by (used for) financing activities       2,587,000          846,000
                                                               -----------      -----------

Net change in cash and cash equivalents                           (652,000)        (388,000)

Cash and cash equivalents, beginning of period                   1,508,000        1,537,000
                                                               -----------      -----------
Cash and cash equivalents, end of period                       $   856,000      $ 1,149,000
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

                  The financial statements included herein as of June 30, 1997 and for each of the three and nine month periods ended June 30, 1997 and 1996, have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of financial position and results of operations for the periods. Results for the three or nine months ended June 30, 1997, are not necessarily indicative of the results which will be realized for the year ending September 30, 1997. The September 30, 1996 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain prior period information has been reclassified to conform to current period presentation.

         INCOME PER COMMON SHARE - Income per common share is computed on the basis of the weighted average shares of common stock outstanding for the three and nine months ended June 30, 1997 and 1996. Options and warrants are common stock equivalents and, along with contingent stock issuances, are considered in the computation of income per common share using the treasury stock method when they are dilutive. To determine income per common share, net income is adjusted for preferred stock dividends, which were $30,000 and $37,000, respectively, for the three months ended June 30, 1997 and 1996 and $104,000 and $113,000 respectively, for the nine months ended June 30, 1997 and 1996. Weighted average shares outstanding were 4,706,431 and 6,413,223 on a primary and fully diluted basis, respectively, for the three months and 4,370,047 and 6,133,222, respectively, for the nine months ended June 30, 1997. Weighted average shares outstanding were 3,100,000 and 3,831,000 on a primary and fully diluted basis, respectively, for the three months and 2,382,000 and 3,271,000, respectively, for the nine months ended June 30, 1996.

         IMPACT OF FINANCIAL ACCOUNTING PRONOUNCEMENTS - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128. Earnings Per Share ("FAS 128"). FAS 128 will change the computation, presentation and disclosure requirements for earnings per share. FAS 128 requires the presentation

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                        NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


         of "basic" and "diluted" earnings per share, as defined, for all entities with complex capital structures. FAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period earnings per share amounts. The Company has not yet determined the impact that FAS 128 will have on its earnings per share when adopted.

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

3.       RELATED PARTY

                  On June 30, 1997, Graves Properties, Ltd., a limited partnership controlled by Gordon T. Graves, the Company's Chairman and Chief Executive Officer, agreed to loan $437,344 to Equipment Purchasing L.L.C. ("EPLLC"), an entity owned and controlled by Mr. Graves which was formed to purchase Megamania play equipment from the Company. The Company sold 112 MegaMania electronic player stations and related support equipment to EPLLC for a promissory note of $437,344 due August 15, 1997, bearing interest at 6.0% and a promissory note of $200,000 due June 30, 1999, bearing interest at 14%. The notes are collateralized by the underlying equipment. This equipment is subject to a rental agreement with an Indian tribe and, accordingly, the rental payments have been assigned to the affiliated company. As in inducement to consummate the sale, the Company issued to EPLLC 50,000 warrants to acquire common stock at $11.00 per share. The warrants will become exercisable one year after the date of issue and expire five years after the date of issue. The warrants are redeemable by the Company at $.10 per share if the closing price of the common stock for 20 consecutive trading days has been at least 150% of the effective exercise price. The estimated fair market value of these warrants is $3,750. Concurrent with the sale of this equipment, the Company also entered into a management agreement for a term of two years with the affiliated entity whereby the Company is responsible for (1) proposing, establishing and modifying the MegaMania game procedures and the related game accounting procedures; (2) supervising and administering the rental agreement with the Indian tribe; (3) using its best efforts to re-lease the purchased equipment to other parties if the present rental agreement is terminated; (4) collecting all rents due under the rental agreement; (5) performing all necessary repairs and maintenance, but not bear any risk of loss or damage; (6) conducting necessary marketing; (7) maintaining insurance; and (8) paying all sales and use taxes and performing other administrative functions. As compensation the Company will receive $10.00 per electronic player station as a re-leasing fee and $10.00 per electronic player station per month as a management fee. The Company has the option to repurchase the equipment at its then fair market value after the affiliate has received total rental income equal to the original purchase price plus a 20% internal rate of return.

4.       COMMITMENTS AND CONTINGENCIES

         PENDING INVESTIGATION

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                        NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


                The legal environment in which the Company conducts its business is relatively new and presents significant operating challenges and uncertainties. The Indian Gaming Regulatory Act (the "Gaming Act") was adopted in 1988 and the development of the Federal, State and Tribal infrastructure to regulate the proliferation of Indian gaming activities has occurred only since that time. Fundamental issues concerning the scope and intent of the Gaming Act and its relationship to other Federal and State gaming laws and regulations remain unresolved and unclear. The National Indian Gaming Commission ("NIGC") was not fully operational until February 1993, and prior to that the Bureau of Indian Affairs was responsible for certain functions now performed by the NIGC. As a result, the adoption and implementation of regulations in furtherance of the Gaming Act have moved cautiously and in comparison to more settled ares of the law, there is a lack of judicial decisions, regulation or interpretations of regulations to guide conduct under the Gaming Act. Moreover, the Company is on the leading edge of the rapid advancement of technological innovation in gaming, and issues relating, for example, to the use of technological aide for the playing of games are either novel or lack historical precedent sufficient to enable the Company to predict with certainty the outcome of planned actions.

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

                On October 16, 1996, the Office of the U.S. Attorney in Tulsa, Oklahoma (the" U.S. Attorney") orally informed the Company that the U.S. Attorney was conducting an independent investigation to determine whether, in the opinion of the U.S. Attorney, the Company's MegaMania bingo game constituted Class III or Class II gaming as defined in the Gaming Act, and was therefore in violation of the law or not. Generally speaking, Class II gaming is regulated by the NIGC and may be conducted on Indian lands if the state in which the Indian lands are located permits such gaming for any purpose by any person. Class III gaming, on the other hand, may only be conducted on Indian lands pursuant to a compact reached between the Indian tribe and the state in which the tribe is located.

                In an effort to resolve any differences between the NIGC and the U.S. Attorney and to create an air of certainty for the Company in the conduct of its operations, on April 8, 1997, the Company entered into a Memorandum of understanding with the NIGC to implement certain changes to its MegaMania games. These changes generally require the bingo card holder to take certain actions in order to daub the bingo card and to indicate a bingo win, and also require the drawing of bingo numbers using a physical ball blower or as a result of some other human activity rather than the use of electronically randomly generated numbers. In addition, the NIGC issued a letter to the Company dated April 9, 1997 concluding that the modified MegaMania game conformed to the definition of bingo in the Gaming Act and thus was a Class II game.

                The Company has modified its MegaMania game to meet the terms of the Memorandum of Understanding and on June 9, 1997, submitted the modified version of MegaMania to the NIGC for its review and evaluation. Based upon that review and evaluation, on July 23, 1997, the Acting General Counsel of the NIGC informed the Company in a written advisory opinion that the revised MegaMania game constituted Class II gaming and that tribes may play the revised MegaMania game without risk of enforcement action by the NIGC.

                In entering the Memorandum of Understanding and agreeing to modify its MegaMania game, the Company believed that any remaining interpretive disagreements with the U.S. Attorney and with the Department of Justice generally over the Class II status of MegaMania would be resolved. However, the Company has not been advised of this resolution by the U.S. Attorney.

                Since entering into the Memorandum of Understanding and implementing the changes to the MegaMania game, other U.S. Attorney offices in Oklahoma have informed tribes that such offices consider the Company's MegaMania game to be an illegal Class III gaming activity. The Company is not able to predict whether these offices or any other local offices of the Department of Justice will be swayed by the July 23, 1997 advisory opinion of the NIGC, which is not binding upon the Department of Justice.

                There can be no assurance that the NIGC, either on its own initiative or as the result of pressure from or in cooperation with other agencies such as the Department of Justice, will adhere to the conclusion made in its July 23, 1997 advisory opinion. There also can be no assurances that the Department of Justice, or local U.S. Attorney's offices will accept any of the opinions or actions of the NIGC regarding the Company's activities, and not seek to challenge the legality of the Company's activities.

                If adverse determinations or actions are taken by the NIGC, the Department of Justice, or local U.S. Attorney's offices, the Company intends to vigorously defend its position that MegaMania is a Class II game. No assurances can be given that the Company will be successful on the merits. If MegaMania is ultimately determined to be Class III gaming, the loss of the MegaMania business would have a material adverse effect upon the Company's financial condition and results of operation.

                There can be no assurance that the NIGC, either on its own initiative or as the result of pressure from or cooperation with other agencies such as the Department of Justice, will not enact additional regulations or reinterpret existing regulations in a manner that would have a material and adverse effect upon the Company, including requiring the Company to restructure its existing contractual arrangements with Indian tribes or requiring changes in the way the Company's games are conducted so that such games are classified as Class II. Any such restructuring of the Company's games has the additional risk that such games will no longer appeal to consumers or be acceptable to the tribes. There can also be no assurance that the Gaming Act or other Federal laws will not be amended, or new legislation or regulations enacted, so as to limit the authority or tribes to self-regulate Class II gaming or to change the definition of Class II gaming.

                Over time, the Company does not believe that the changes to its MegaMania game will materially and adversely affect consumer interest and acceptance of MegaMania, although no assurances in that regard can be given. There is evidence to suggest that players of the prior version of the game will reduce the level of their play until the changes made in the new version become familiar.


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

                        INDEPENDENT ACCOUNTANT'S REPORT






         To the Board of Directors and Stockholders
         Multimedia Games, Inc.

                  We have reviewed the accompanying consolidated balance sheet of Multimedia Games, Inc. and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations for the three and nine month periods ended June 30, 1997, and the consolidated statement of cash flows for the nine month period ended June 30, 1997. These financial statements are the responsibility of the Company's management.

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


         Tulsa, Oklahoma
         July 31, 1997

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

                  In August 1995, the Company introduced MegaMania, an interactive high-speed bingo game developed by the Company that is played on electronic player stations interconnected among participating Indian bingo halls. Significant revenue generation for MegaMania did not begin until March 1996. As of June 30, 1997, MegaMania is played at 41 independently owned American Indian bingo halls located in 8 different states, primarily Oklahoma and Washington.


RESULTS OF OPERATIONS

The Three Months Ended June 30, 1997 and 1996:

                  The Company's total operating revenues were $10,306,000 and $6,083,000 for the three months ending June 30, 1997 and 1996 respectively, or an increase of $4,223,000 for the current period. The increase was primarily a result of an increase in gaming revenue of $2,756,000, an increase of $1,042,000 in electronic player station sales and an increase in electronic player station lease revenue of $489,000, partially offset by a decrease in other income of $64,000. The increase in gaming revenue for the current period was driven by increased MegaMania gaming revenues from newly-installed electronic player stations, which were partially offset by MegaBingo revenue decreases. The Company had approximately 1,060 electronic player stations in daily operation during the three months ended June 30, 1997, compared to approximately 612 during the same three months of 1996.

                  Bingo prizes and commissions were $2,388,000 and $2,253,000 for the three months ended June 30, 1997 and 1996 respectively, or an increase of $135,000. The increase resulted from more prizes being won and an increase in prize related fees, partially offset by a decrease in MegaBingo revenue during the period.

                  Allotments to hall operators were $4,735,000 and $2,481,000 for the three months ended June 30, 1997 and 1996 respectively. The increase of $2,254,000 resulted primarily from the increase in MegaMania revenues.

                  Costs of electronic player stations sold were $613,000 for the three months ended June 30, 1997 as compared to zero in the comparable period of the prior year. The increase was due to sales of MegaMania electronic player stations in the current 1997 period as compared to no such sales in the 1996 period.

                  Salaries and wages were $566,000 and $439,000 for the three months ended June 30, 1997 and 1996 respectively, or an increase of $127,000. The increase was due to additional staff needed for the increased MegaMania operations.

                  Selling, general and administrative expenses were $1,164,000 and $651,000 for the three months ending June 30, 1997 and 1996, respectively, or a increase of $513,000. The increase is primarily due to an increase in business meals and travel of approximately $125,000, an increase in legal and professional fees of approximately $13,000 primarily as a result of increased legal and regulatory activity, an increase in contract labor and services of approximately $50,000 and increased telephone expenses of approximately $280,000 and other costs of approximately $45,000 primarily as a result of increased MegaMania activity.

                  Amortization and depreciation was $412,000 and $143,000 for the three months ending June 30, 1997 and 1996 respectively, or an increase of $269,000. The increase results from the acquisition of additional MegaMania electronic player stations leased to independently owned Indian bingo halls.

The Nine Months Ended June 30, 1997 and 1996:

                  The Company's total operating revenues were $26,156,000 and $15,575,000 for the nine months ended June 30, 1997 and 1996 respectively, or an increase of $10,581,000 for the current period. The increase was primarily a result of an increase in gaming revenue of $9,212,000, an increase of $1,168,000 in electronic player station sales, and an increase in electronic player station lease revenue of $1,077,000,partially offset by a decrease in the sale of intellectual property of $500,000 and a decrease in other income of $376,000. The increase in gaming revenue for the current period was driven by increased MegaMania gaming revenues from newly installed electronic player stations, partially offset by MegaBingo revenue decreases. The Company averaged approximately 871 electronic player stations in operation during the nine months ended June 30, 1997, compared to approximately 279 during the same nine months of 1996.

                  Bingo prizes and commissions were $6,767,000 and $7,310,000 for the nine months ended June 30, 1997 and 1996 respectively, or a decrease of $543,000. The decrease resulted from decreased MegaBingo revenue during the period.

                  Allotments to hall operators were $12,247,000 and $4,240,000 for the nine months ended June 30, 1997 and 1996 respectively. The increase of $8,007,000 resulted from the increase in MegaMania revenues.

                  Costs of electronic player stations sold were $829,000 and $55,000 for the nine months ended June 30, 1997 and 1996, respectively, or an increase of $774,000. The increase was due to increased sales of electronic player stations.

                  Salaries and wages were $1,519,000 and $1,171,000 for the nine months ended June 30, 1997 and 1996 respectively, or an increase of $348,000. The increase was due to additional staff needed for the increased MegaMania operations.

                  Selling, general and administrative expenses were $3,227,000 and $2,190,000 for the nine months ending June 30, 1997 and 1996, respectively, or a increase of $1,037,000. The increase is primarily due to an increase in business meals and travel of approximately $109,000, an increase in legal and professional fees of approximately $173,000, primarily as a result of increased legal and regulatory activity, and an increase in telephone expenses of approximately $864,000 related primarily to increased MegaMania activity, partially offset by a decrease in contract labor of $74,000 and a decrease in other MegaBingo related costs of $35,000.

                  Amortization and depreciation was $1,015,000 and $354,000 for the nine months ending June 30, 1997 and 1996 respectively, or an increase of $661,000. The increase resulted primarily from the acquisition of additional MegaMania electronic player stations leased to independently owned Indian bingo halls and computer software costs capitalized during 1996.

LIQUIDITY AND CAPITAL RESOURCES

                  At June 30, 1997, the Company had $856,000 in unrestricted cash and cash equivalents, a decrease of $652,000 from September 30, 1996. During the nine month period ended June 30, 1997, the Company had negative cash flow from operations of $520,000 versus negative cash flow of $62,000 in the same period of the prior year. The primary components of cash flows from operations in the current nine month period include an increase in accounts and notes receivable of $2,185,000, primarily offset by amortization and depreciation of $1,015,000 and an increase in accounts payable and accrued expenses of $279,000. The Company used $2,719,000 for investing activities, primarily related to capital expenditures for MegaMania electronic player stations. The capital expenditures were funded by increasing long term debt and with the proceeds of a private offering of the Company's common stock in November

         1996 which generated net proceeds after offering costs, of $2,027,000. As a result, at June 30, 1997, the Company had positive working capital of $1,019,000.

                  The Company believes that its current operations can be sustained from cash from operations. However, the purchase and installation of additional electronic player stations to expand the Company's MegaMania operations will require funding from external sources. Such funding is expected to be obtained from proceeds from the sale of equipment subject to leases and the issuance of additional equity. No assurances can be given that the Company will be able to obtain such funding on a timely basis or upon terms satisfactory to the Company.

                          On June 30, 1997, Graves Properties, Ltd., a limited partnership controlled by Gordon T. Graves, the Company's Chairman and Chief Executive Officer, agreed to loan $437,344 to Equipment Purchasing L.L.C. ("EPLLC"), an entity owned and controlled by Mr. Graves which was formed to purchase Megamania play equipment from the Company. The Company sold 112 MegaMania electronic player stations and related support equipment to EPLLC for a promissory note of $437,344 due August 15, 1997, bearing interest at 6.0% and a promissory note of $200,000 due June 30, 1999, bearing interest at 14%. The notes are collateralized by the underlying equipment. This equipment is subject to a rental agreement with an Indian tribe and, accordingly, the rental payments have been assigned to the affiliated company. As in inducement to consummate the sale, the Company issued to EPLLC 50,000 warrants to acquire common stock at $11.00 per share. The warrants will become exercisable one year after the date of issue and expire five years after the date of issue. The warrants are redeemable by the Company at $.10 per share if the closing price of the common stock for 20 consecutive trading days has been at least 150% of the effective exercise price. The estimated fair market value of these warrants is $3,750. Concurrent with the sale of this equipment, the Company also entered into a management agreement for a term of two years with the affiliated entity whereby the Company is responsible for (1) proposing, establishing and modifying the MegaMania game procedures and the related game accounting procedures; (2) supervising and administering the rental agreement with the Indian tribe; (3) using its best efforts to re-lease the purchased equipment to other parties if the present rental agreement is terminated; (4) collecting all rents due under the rental agreement; (5) performing all necessary repairs and maintenance, but not bear any risk of loss or damage; (6) conducting necessary marketing; (7) maintaining insurance; and (8) paying all sales and use taxes and performing other administrative functions. As compensation the Company will receive $10.00 per electronic player station as a re-leasing fee and $10.00 per electronic player station per month as a management fee. The Company has the option to repurchase the equipment at its then fair market value after the affiliate has received total rental income equal to the original purchase price plus a 20% internal rate of return.

FUTURE EXPECTATIONS AND FORWARD LOOKING STATEMENTS

                  This Quarterly Report and the information incorporated herein by reference contains various "forward-looking statements" within the meaning of Federal and state securities laws, including those identified or predicated by the words "believes," anticipates," "expects," " plans," or similar expressions. Such statements are subject to a number of uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, those described under "Item 1. Description of Business Risk Factors" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1996, which are incorporated herein by this reference. Given these uncertainties, readers of this Quarterly Report are cautioned not to place undue reliance upon such statements.

                                   PART II
                              OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The legal environment in which the Company conducts its business is relatively new and presents significant operating challenges and uncertainties. The Indian Gaming Regulatory Act ( the "Gaming Act") was adopted in 1988 and the development of the Federal, State and Tribal infrastructure to regulate the proliferation of Indian gaming activities has occurred only since that time. Fundamental issues concerning the scope and intent of the Gaming Act and its relationship to other Federal and State gaming laws and regulations remain unresolved and unclear. The National Indian Gaming Commission ("NIGC") was not fully operational until February 1993, and prior to that the Bureau of Indian Affairs was responsible for certain functions now performed by the NIGC. As a result, the adoption and implementation of regulations in furtherance of the Gaming Act have moved cautiously and in comparison to more settled areas of the law, there is a lack of judicial decisions, regulation or interpretations of regulations to guide conduct under the Gaming Act. Moreover, the Company is on the leading edge of the rapid advancement of technological innovation in gaming, and issues relating, for example, to the use of technological aids for the playing of games are either novel or lack historical precedent sufficient to enable the Company to predict with certainty the outcome of planned actions.

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

         On October 16, 1996, the Office of the U.S. Attorney in Tulsa, Oklahoma (the "U.S. Attorney") orally informed the Company that the U.S. Attorney was conducting an independent investigation to determine whether, in the opinion of the U.S. Attorney, the Company's MegaMania bingo game constituted Class III or Class II gaming as defined in the Gaming Act, and was therefore in violation of the law or not. Generally speaking, Class II gaming is regulated by the NIGC and may be conducted on Indian lands if the state in which the Indian lands are located permits such gaming for any purpose by any person. Class III gaming, on the other hand, may only be conducted on Indian lands pursuant to a compact reached between the Indian tribe and the state in which the tribe is located.

         In an effort to resolve any differences between the NIGC and the U.S. Attorney and to create an air of certainty for the Company in the conduct of its operations, on April 8, 1997, the Company entered into a Memorandum of understanding with the NIGC to implement certain changes to its MegaMania games. These changes generally require the bingo card holder to take certain actions in order to daub the bingo card and to indicate a bingo win, and also require the drawing of bingo numbers using a physical ball blower or as a result of some other human activity rather than the use of electronically randomly generated numbers. In addition, the NIGC issued a letter to the Company dated April 9, 1997 concluding that the modified MegaMania game conformed to the definition of bingo in the Gaming Act and thus was a Class II game.

         The Company has modified its MegaMania game to meet the terms of the Memorandum of Understanding and on June 9, 1997, submitted the modified version of MegaMania to the NIGC for its review and evaluation. Based upon that review and evaluation, on July 23, 1997, the Acting General Counsel of the NIGC informed the Company in a written advisory opinion that the revised MegaMania game constituted Class II gaming and that tribes may play the revised MegaMania game without risk of enforcement action by the NIGC.

         In entering into the Memorandum of Understanding and agreeing to modify its MegaMania game, the Company believed that any remaining interpretive disagreements with the U.S. Attorney and with the Department of Justice generally over the Class II status of MegaMania would be resolved. However, the Company has not been advised of this resolution by the U.S. Attorney.

         Since entering into the Memorandum of Understanding and implementing the changes to the MegaMania game, other U.S. Attorney offices in Oklahoma have informed tribes that such offices consider the Company's MegaMania game to be an illegal Class III gaming activity. The Company is not able to predict whether these offices or any other local offices of the Department of Justice will be swayed by the July 23, 1997 advisory opinion of the NIGC, which is not binding upon the Department of Justice.

         There can be no assurance that the NIGC, either on its own initiative or as the result of pressure from or in cooperation with other agencies such as the Department of Justice, will adhere to the conclusion made in its July 23, 1997 advisory opinion. There also can be no assurances that the Department of Justice, or local U.S. Attorney's offices, will accept any of the opinions or actions of the NIGC regarding the Company's activities, and not seek to challenge the legality of the Company's activities.

         If adverse determinations or actions are taken by the NIGC, the Department of Justice, or local U.S. Attorney's offices, the Company intends to vigorously defend its position that MegaMania is a Class II game. No assurances can be given that the Company will be successful on the merits. If MegaMania is ultimately determined to be Class III gaming, the loss of the MegaMania business would have a material adverse effect upon the Company's financial condition and results of operation.

         There can be no assurance that the NIGC, either on its own initiative or as the result of pressure from or in cooperation with other agencies such as the Department of Justice, will not enact additional regulations or reinterpret existing regulations in a manner that would have a material and adverse effect upon the Company, including requiring the Company to restructure its existing contractual arrangements with Indian tribes or requiring changes in the way the Company's games are conducted so that such games are classified as Class II. Any such restructuring of the Company's games has the additional risk that such games will no longer appeal to consumers or be acceptable to the tribes. There can also be no assurance that the Gaming Act or other Federal laws will not be amended, or new legislation or regulations enacted, so as to limit the authority or tribes to self-regulate Class II gaming or to change the definition of Class II gaming.

         Over time, the Company does not believe that the changes to its MegaMania game will materially and adversely affect consumer interest and acceptance of MegaMania, although no assurances in that regard can be given. There is evidence to suggest that players of the prior version of the game will reduce the level of their play until the changes made in the new version become familiar.

ITEM 2.   CHANGES IN SECURITIES

         During the three months ended June 30, 1997, the Company issued 263,683 shares of Common Stock in transactions exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof as follows:

          1. 125,630 shares of Common Stock upon conversion of 25,126 shares of Series A Preferred Stock originally issued in January 1995;

          2. 8,531 shares of Common Stock at a price of $2.75 per share upon the exercise of warrants originally issued in July 1994;

          3. 10,000 shares of Common Stock at a price of $2.50 per share upon the exercise of warrants originally issued in February 1995;

          4. 18,334 shares of Common Stock at a price of $6.00 per share upon the exercise of warrants originally issued in July 1993;

          5. 45,682 shares of Common Stock at a price of $2.00 per share upon the exercise of warrants originally issued in January 1995; and

          6.   1,506 shares of common stock for services rendered.

          7. 54,000 shares of common stock at a price of 2.75 per share upon the exercise of warrants originally issued in May 1994.


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


         Dated July 28, 1997               Multimedia Games, Inc.



                                           By: /s/ FREDERICK E. ROLL
                                               ----------------------------
                                           Frederick E. Roll, Vice President and
                                           Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------

10.1                     July 23, 1997 Advisory Opinion of the NIGC

15                       Letter regarding Unaudited Interim Financial Information

27                       Financial Data Schedule
