Form 10KSB
period 1997-09-30
MULTIMEDIA GAMES INC
filed 1997-12-29
CIK 896400

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-KSB

         [x] Annual Report under Section 13 or 15(d) of the Securities Exchange
             Act of 1934

         For the Fiscal Year ended September 30, 1997

         [ ] Transition report under Section 13 or 15(d) of the Securities
             Exchange Act of 1934

         For the transition period from _______ to _________

                         Commission file number 0-28318

                             Multimedia Games, Inc.
                             ----------------------
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

                                 (918) 494-0576
                                 --------------
                          (Issuer's Telephone Number,
                              Including Area Code)


Securities Registered Under Section 12(b) of the Exchange Act: NONE
Securities Registered Under Section 12(g) of the Exchange Act: Common Stock, $.01 par value
                                                               Class A Warrants
                                                               Class B Warrants

         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days  Yes x
No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

         State the issuer's revenues for its most recent fiscal year:
$39,052,000.


         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of December 15, 1997 was $64,199,764.

         The number of shares outstanding of the issuer's Common Stock as of December 15, 1997, was 5,325,372.

         Transitional Small Business Disclosure Format (check one):

         Yes      No   X
            -----    -----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         The Company provides satellite linked, high stakes bingo games and interactive high speed bingo games played on interconnected electronic player stations to participating bingo halls owned primarily by American Indian tribes located throughout the United States.

         Prior to August 1995, the Company's principal business was to conduct high stakes bingo games under the names MegaBingo, MegaCash and MegaBingo Lite. MegaBingo and MegaCash are played simultaneously at multiple bingo halls using a closed-circuit television satellite link thereby allowing a greater number of players to compete against one another for prizes generally larger than could be offered by a bingo hall acting alone. The participating bingo halls are owned and operated on behalf of American Indian tribes and are located in the States of Arizona, California, Kansas, Minnesota, New Mexico, Oklahoma and South Dakota, among others. MegaBingo Lite provides smaller prizes to similarly linked Indian bingo halls and is presently delivered to bingo halls primarily located in the State of Oklahoma. The Company believes that its MegaBingo, MegaCash and MegaBingo Lite games are the only regularly scheduled multi-hall, high stakes bingo games in the United States.

         In August 1995, the Company introduced MegaMania, a high-speed bingo game developed by the Company that allows customers to purchase bingo cards and to play bingo on an interactive electronic player station that requires rapid decisions and presents game results in a fast-action color video format featuring graphics and animation accompanied by sound. The stations are interconnected with other stations at participating bingo halls through the Company's computer network, thus allowing players to compete against one another to win a common pooled prize.

         The Company's gaming revenues emanate from the proceeds of bingo card sales, with profits derived from revenues remaining after payment of prizes, bingo hall commissions and operating expenses. The Company also derives other revenues from the sale and lease of MegaMania player stations and related equipment.

         American Gaming Network, L.L.C., which was a 49% owned subsidiary of the Company until the Company acquired the other 51% interest in October 1997, accepts orders and purchases bingo cards at Indian bingo halls and plays those cards at the bingo halls on behalf of proxy play participants who are located off the Indian lands. To date, revenues from proxy play bingo have been insignificant.

         Multimedia Games, Inc. (the "Company") was incorporated under the laws of the State of Texas on August 30, 1991. Unless the context otherwise requires, the term the "Company" includes Multimedia Games, Inc., and its subsidiaries - TV Games, Inc., MegaBingo, Inc., Multimedia Creative Services, Inc. and American Gaming Network L.L.C. The Company's executive offices are located at 7335 South Lewis Avenue, Suite 204, Tulsa, Oklahoma 74136, and its telephone number is (918) 494-0576.

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

         GOVERNMENT REGULATION; POSSIBLE ILLEGALITY OF COMPANY ACTIVITIES.   In
doing business with Indian tribes and participating in tribal gaming activities, the Company is subject to various Federal regulations and laws regarding the manner in which business can be transacted. The operation of gaming on Indian lands is subject to the Indian Gaming Regulatory Act of 1988 (the "Gaming Act"), which also established the National Indian Gaming Commission ("NIGC") with the authority to promulgate rules and regulations to enforce certain aspects of the Gaming Act and to protect tribal interests involved in gaming activities. The NIGC has previously given favorable rulings regarding the Company's Integrated Gaming Services Agreements with the tribes and has determined them to be service contracts rather than management contracts, thereby allowing the Company to obtain more favorable terms than would have been permitted had the agreements been determined to be management contracts. See "Item 1. Description of the Business - Risk Factors - Dependance Upon Tribal Contracts" and "The Company - Integrated Gaming Services Agreements."

         On July 10, 1996, the NIGC issued its opinion that the Company's MegaMania game is a Class II rather than a Class III gaming activity. This opinion was of significance because, generally speaking, Class II gaming may be conducted on Indian lands if the state in which the Indian land is located permits such gaming for any purpose by any person. Class III gaming, on the other hand, which includes gaming such as video casino games, slot machines, most table games (e.g., blackjack and craps) and keno, may only be conducted pursuant to a compact reached between the Indian tribe and the state in which the tribe is located. MegaMania was designed and is operated by the Company as a Class II game within the definition of bingo set forth in the Gaming Act, and the Company has relied upon the opinion of the NIGC in operating its MegaMania game.

         On October 16, 1996, the Office of the U.S. Attorney in Tulsa, Oklahoma (the "U.S. Attorney"), orally informed the Company that the U.S. Attorney was conducting an independent investigation to determine whether, in the opinion of the U.S. Attorney, the Company's MegaMania bingo game constituted Class III or Class II gaming. The Company believes that its MegaMania game meets all of the requirements of a Class II game of bingo and that the NIGC has the regulatory authority to make final and binding determinations on the classification of games. However, in order to resolve any differences between the NIGC and the U.S. Attorney, on April 8, 1997, the Company entered into a Memorandum of Understanding with the NIGC to implement certain changes to its MegaMania game. These changes generally require the bingo card holder to take certain actions in order to daub the card and to indicate a bingo win, and also require the drawing of bingo numbers using a physical ball blower or as a result of some other human activity rather than the use of electronically generated random numbers. In addition to the Memorandum of Understanding, the NIGC issued a letter to the Company dated April 9, 1997, concluding that the MegaMania game, if modified in accordance with the Memorandum of Understanding, would conform to the definition of bingo in the Gaming Act and would thus be a Class II game.

         The Company modified its MegaMania game to meet the terms of the Memorandum of Understanding and on June 9, 1997, submitted the modified version of the MegaMania game to the NIGC for its review and evaluation. Based upon that review and evaluation, on July 23, 1997, the Acting General Counsel of the NIGC informed the Company in a written advisory opinion that the revised MegaMania game constituted Class II gaming and that tribes may play the revised game without risk of enforcement action by the NIGC.

         In entering into the Memorandum of Understanding and implementing the changes to its then current MegaMania game, the Company believed that any remaining interpretive disagreements with the U.S. Attorney over the Class II status of MegaMania would be resolved. However, subsequent to July 23, 1997, the Company and certain tribes in Oklahoma received letters from the U.S. Attorney and other U.S. Attorney offices in Oklahoma informing the Company and the tribes that such offices continue to consider the Company's MegaMania game to be an illegal Class III gaming activity.

         There can be no assurance that the NIGC, either on its own initiative or as the result of pressure from or cooperation with other agencies such as the Department of Justice, will adhere to the terms of its July 23, 1997, advisory opinion or any of their opinions previously issued to the Company. There also can be no assurances that the Department of Justice or any local U.S. Attorney's offices will accept any of the opinions or actions of the NIGC regarding the Company's activities, and not seek to challenge the legality of the Company's activities.

         If adverse determinations or actions are taken by the NIGC, the U.S. Attorney, the Department of Justice or any local U.S. Attorney's offices, the Company intends to vigorously defend its position that MegaMania is a Class II game. No assurances can be given that the Company will be successful on the merits. If MegaMania is ultimately determined to be Class III gaming, the loss of the MegaMania business would have a material adverse effect upon the Company's financial condition and results of operation.

         There can be no assurance that the NIGC, either on its own initiative or as the result of pressure from or cooperation with other agencies such as the Department of Justice, will not enact additional regulations or reinterpret existing regulations in a manner that would have a material and adverse effect upon the Company, including requiring the Company to restructure its existing contractual arrangements with Indian tribes or requiring changes in the way the Company's games are conducted so that such games are classified as Class II. Any such restructuring of the Company's games has the additional risk that such games will no longer appeal to consumers or be acceptable to the tribes. There can also be no assurance that the Gaming Act or other Federal laws will not be amended, or new legislation or regulations enacted, so as to limit the authority of tribes to self-regulate Class II gaming or to change the definition of Class II gaming in a manner adverse to the Company's business.

         DEVELOPING OPERATING ENVIRONMENT. The environment in which the Company conducts its business is relatively new and presents significant operating challenges and uncertainties. The Gaming Act was adopted in 1988 and the development of the Federal, State and tribal infrastructure to regulate the proliferation of Indian gaming activities has occurred only since that time. Fundamental issues concerning the scope and intent of the Gaming Act remain unresolved, as do issues relating to the jurisdiction and authority of different Federal, State, local and tribal governments and agencies. The NIGC was not fully operational until February 1993, and prior to that the Bureau of Indian Affairs was responsible for certain functions now performed by the NIGC. As a result, the adoption and implementation of regulations in furtherance of the Gaming Act have moved cautiously and there is a comparative lack of case law or interpretation of such regulations or of the Gaming Act. Moreover, the Company is on the leading edge of the rapid advancement of technological innovation in gaming, and issues relating, for example, to the use of electronic aids for the playing of games and gaming on the Internet are either novel or lack historical precedent sufficient to enable the Company to predict with certainty the outcome of planned actions or the response of regulatory authorities.

         TRIBAL REGULATION. Each Federally recognized Indian tribe has the standing of a sovereign nation. As such, without approval from the tribes, the tribes cannot be sued or otherwise held accountable under any but tribal laws. Each tribe which is a party to the Company's Integrated Gaming Services Agreements has waived its sovereign immunity to the Company as it relates to equipment used in the conduct of games or to the revenues of the gaming facility. Although the Company has never experienced any difficulties in this regard, there can be no assurance that a particular tribe will not invoke its sovereign immunities with respect to obligations and/or contracts with the Company which could have the effect of rendering the Company's contracts unenforceable.

         In addition, gaming on Indian lands is generally closely administered by tribal officials. Most tribes have established a regulatory framework to administer the conduct of gaming on Indian lands. These regulations generally include licensing and approval procedures and reporting and audit requirements. Not all constituencies within each Indian tribe view gaming favorably, and changes in tribal officials have in the past, and could in the future, result in a more difficult environment in which to conduct the Company's business at a particular tribe. Moreover, perceptions and attitudes concerning the integrity and morality of gaming are highly sensitive matters with most tribes and seemingly minor or irrelevant matters, including rumor and innuendo about the legality of the Company's activities, can and have been used by competitors and by competing tribal constituencies as a basis for changing or attempting to change existing relationships between tribes and the Company. The Company expects this environment to continue in the future but believes that its sensitivity to these matters, and the personnel and policies it has in place, will enable it to effectively manage the issues that will inevitably arise.

         DEPENDANCE UPON TRIBAL CONTRACTS. Virtually all of the Company's revenues are derived from contracts with Indian tribes. The Company has written agreements with approximately 50 Indian tribes that provide the Company with the exclusive right to conduct bingo operations in their respective Indian lands of which approximately 20 contracts are on a month to month basis. No assurances can be given that any of such contracts will be renewed upon the expiration of their term or that, if renewed, the terms and conditions thereof will be favorable to the Company, nor can any assurances be given that a tribe or tribes will not cancel any of such agreements prior to the expiration of their stated term. A failure to renew such contracts upon terms favorable to the Company or the cancellation of a significant number of such contracts would have a material adverse effect upon the Company's business and results of operations. See "Item 1. Description of the Business - The Company - Integrated Gaming Services Agreements."

         FUTURE FINANCING. The Company's future business plans are dependent upon its ability to finance its activities on a timely basis, particularly for the purchase and installation of additional MegaMania player stations and related equipment. To date, the Company has financed such activities primarily through the issuance of equity securities and from operations. Uncertainties relating to the legality of MegaMania as a Class II bingo game and to the ability of lenders to secure and enforce rights on Indian lands, have made it more difficult for the Company to locate, and more expensive for the Company to obtain, equipment and lease rental financing from the more traditional sources of such funds. Because of these factors, any additional financing will likely involve the issuance of equity related securities which could result in substantial dilution to the Company's then existing shareholders. Any inability to obtain additional financing when needed could have a material adverse effect on the Company's ability to achieve its planned objectives and any expectations of the market as to the Company's future performance. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources" and "Item 12. Certain Relationships and Related Transactions."

         CUSTOMER DEMAND; COMPETITION. The Company's product development and marketing activities are based upon the Company's assessment of customer demand for gaming services in establishments in which the Company provides services. Significant changes in customer demand or preference for gaming products in a given geography, including competing gaming and other leisure activities, could have an adverse impact on the Company's business and results of operations. Significant competition to the Company's MegaMania game should be expected based upon the initial popularity of that game. See Item 1. Description of the Business - The Company
- Competition.

         TECHNOLOGICAL INNOVATION. The Company believes that an important factor to its future success will include its continued development of new products that appeal to the tastes of consumers and the introduction of such products in a timely manner. Successful product development and introduction depends upon a number of factors, including the identification of products expected to appeal to consumer preferences and the timely completion of design and testing. Importantly, any new or modified gaming products will be designed and operated to meet the requirements of Class II gaming. The Company expects to continue to solicit the approval of the NIGC that any new or modified gaming products meet the requirements of Class II gaming so the interpretations and policies of the NIGC with respect to the requirements for Class II gaming will also affect the timing and nature of any new products; however, the Company does not always expect to be able to obtain such approval prior to the introduction of new products. As a result of these and other factors, there can be no assurance that the Company will continue to develop and introduce new products in a timely manner that will achieve commercial success.

         ACCUMULATED DEFICIT; UNCERTAIN PROFITABILITY. Although the Company achieved net income of $1,311,000 in the fiscal year ended September 30, 1997 (as compared to $40,000 in the prior fiscal year), the Company has incurred an accumulated deficit of $1,386,000 since its inception in August 1991 through September 30, 1997. No assurances can be given that the Company will be able to maintain profitable operations in the future. In addition, such profits, if any, are not expected to be commensurate or proportional with any increases in revenues as the Company expects to continue to experience significant general and administrative expenses associated with addressing the regulatory and other operating uncertainties facing the Company in the developing operating environment in which the Company conducts its business.

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

         SIGNIFICANT OUTSTANDING OPTIONS AND WARRANTS. As of September 30, 1997, there were outstanding immediately exercisable rights to purchase an aggregate of 2,006,627 shares of Common Stock at exercise prices ranging from $1.50 to $8.00 per share, and shares of the Company's Series A Preferred Stock that are immediately convertible into 545,960 shares of Common Stock. In addition, there were outstanding additional rights to purchase an aggregate of 1,239,250 shares of Common Stock at exercise prices ranging from $1.50 to $13.38 per share, of which 412,000 became exercisable subsequent to September 30, 1997 and were exercised prior to December 15, 1997 at $3.00 per share, approximately 400,000 become exercisable during calender 1998 and the remainder become exercisable in substantially equal annual increments over the following four years. To the extent that such rights and Series A Preferred Stock are exercised or converted, dilution to the Company's shareholders will occur. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected, since the holders of such rights and Series A Preferred Stock can be expected to exercise or convert them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than the exercise terms provided in such securities.

         ABSENCE OF DIVIDENDS. The Company has never declared or paid any cash dividends on its Common Stock. The Company intends to retain its earnings, if any, to finance the growth and development of its business and therefore does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

         SHARES AVAILABLE FOR FUTURE SALE; SALES BY AFFILIATES. Virtually all of the shares of Common Stock issuable upon the exercise of the rights and convertible securities described above as well as the 4,783,297 shares of Common Stock outstanding at September 30, 1997, are either held by non-affiliates and are freely traded in the public market, are currently registered under the Securities Act for sale to the public by the holders thereof or are eligible for immediate sale under Rule 144, subject to certain volume limitations. Sales of substantial amounts of Common Stock, or the perception of such sales, could adversely affect the prevailing market prices of the Common Stock.

FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains various "forward-looking statements" within the meaning of Federal and state securities laws, including those identified or predicated by the words "believes," "anticipates," "expects," "plans" or similar expressions. Such statements are subject to a number of uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, those described under "Risk Factors". Given these uncertainties, investors are cautioned not to place undue reliance upon such statements.

CURRENT GAMES

         The MegaBingo, MegaCash and MegaBingo Lite games are telecast live to television monitors at each participating bingo hall by means of a closed-circuit, television satellite network which, except for the satellite, is designed, owned and operated by the Company. The Company's broadcast studio is currently located at the Cheyenne-Arapaho Lucky Star gaming facility which is approximately 20 miles west of Oklahoma City in Concho, Oklahoma. The studio houses the equipment needed to produce and televise the game drawings and verify winning cards, including television production equipment and satellite up-link equipment. The Company's central game computers and communications equipment are located in the Company's principal offices in Tulsa, Oklahoma. MegaBingo and MegaCash game drawings are conducted in the Cheyenne-Arapaho facility and MegaBingo Lite drawings are conducted in the broadcast studio. MegaBingo, MegaCash and MegaBingo Lite games are approximately 12 minutes in duration and represent only a limited percentage of the total number of bingo games conducted by each participating bingo hall operator during any given bingo session.

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

         In the MegaBingo game, which is conducted on the Company's satellite gaming network seven nights per week, a player pays either $3 for a single bingo game face card or $5 for a bingo game card consisting of three separate game faces. When a player covers a card after 50 balls or fewer are drawn and calls bingo, and the winning card is verified, the player is given the chance to win a jackpot prize of up to $1,000,000 (paid $100,000 in cash and the remainder in the form of a 24-year annuity) by spinning the MegaBingo wheel. If there is no winner after 50 balls or fewer are drawn, the game continues until a player calls bingo. Once that player's card is verified, the player will receive a consolation prize of $2,500 if a $3 card was played, or $5,000 if a $5 card was played, as well as certain lesser prizes. MegaBingo Lite is similar to MegaBingo, but involves fewer halls and smaller prizes (e.g., jackpot prizes of $25,000). In the MegaCash game, which is conducted on the Company's network each Saturday and Sunday in matinee sessions, the player pays either $2 or $5 for the same single bingo game face card, which carries a jackpot of, respectively, $100,000 or, by spinning the MegaBingo wheel, up to $1,000,000. If there is no MegaCash winner after 50 balls or fewer are drawn, the game continues until bingo is called and a consolation winner is determined. Consolation prizes are $2,500 for a $2 card, or $5,000 for a $5 card, as well as certain lesser prizes. Typically, 13 games of MegaBingo and two of MegaCash are played each week.

         MegaMania utilizes electronic player stations that are interconnected via the Company's computer network throughout participating bingo halls. The Company has designed MegaMania such that it requires sound strategic decisions to be made rapidly and repeatedly by players in order to maximize prize payout; presents game results in a fast-action color video presentation featuring state-of-the-art graphics and animation accompanied by sound; pays back approximately 85% of the total amount wagered in prizes to players; pits players against one another to win a common pooled prize in accordance with the rules of Class II bingo; costs only a quarter per card, per cycle; pays out a prize of $25 to $150+ for every completed game (which is about 90 seconds duration); and pays out other progressive jackpot prizes based on winning within a specified number of bingo balls drawn. As of December 15, 1997, 49 halls had approximately 1,712 electronic player stations playing MegaMania.

         On April 8, 1997, the Company entered into a Memorandum of Understanding with the NIGC to implement certain changes to its MegaMania game. These changes generally require the bingo card holder to take certain actions in order to daub the card and to indicate a bingo win and to require the drawing of bingo numbers using a physical ball blower or as a result of some other human
activity rather than the use of electronically generated random numbers.   These
changes have been implemented and the new version of the MegaMania game is currently in operation. See "Item 1. Description of the Business - Risk Factors - Government Regulation; Possible Illegality of Company Activities."

         Through American Gaming Network, L.L.C., ("AGN"), the Company offers proxy play services of the MegaBingo game to off-reservation participants. AGN accepts orders and purchases bingo cards at on-reservation Indian bingo halls and plays those cards at the bingo halls on behalf of proxy play participants. To date, revenues from proxy play services have been insignificant.

INTEGRATED GAMING SERVICES AGREEMENTS ("IGS AGREEMENTS")

         Virtually all of the Company's revenues are derived from contracts with Indian tribes. The Company's contract with each bingo hall operator is typically for five years, and provides for a variety of integrated, multi-hall games on an exclusive basis. Participation in the Company's multi-hall network not only generates additional profit for the bingo hall, but also allows the bingo hall operators to advertise jackpot prizes well in excess of those offered by other bingo halls where the Company's games are not played, thus providing participating halls a competitive advantage.

         The Company has IGS Agreements with approximately 50 Indian tribes, of which approximately one-third have unexpired terms of approximately three years and one-third have unexpired terms of approximately two years. The remaining contracts are currently under negotiation and are being continued on a month to month basis.

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

         Under the IGS Agreements, the Company may procure such technical, marketing and other support as it determines is necessary to operate the games, and is obligated to obtain any licenses and approvals required for the operation of the games, to provide errors and omissions insurance coverage against the possibility of duplication of prize liabilities, and to guarantee the payment of prizes won in the games by letters of credit, performance bonds, insurance or other guarantees.

         The IGS Agreements obligate the tribes to provide space to operate the games and to provide such advertising and promotion as they determine to be beneficial. The parties to the IGS Agreements have also constituted audit, legal, marketing and operations committees which provide oversight for the games and exercise specific approval functions mandated by the IGS Agreements.

         MegaMania electronic player stations are placed in participating halls pursuant to an addendum to the IGS Agreements (the "IGS Addendums") or other contractual arrangements satisfactory to the Company. Pursuant to the IGS Addendums, the tribes typically purchase the MegaMania equipment from the Company by allocating to the Company a portion of the tribes' share of MegaMania game revenues until the agreed purchase price of the stations has been paid. In some instances, the Company has leased the stations to the tribes at rentals related to MegaMania game revenues.

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

         For an administrative fee (based on a fixed percentage of gross game sales receipts) and prize fulfillment fees (based on a varying percentage of gross game sales receipts) paid to SCA with funds from the MegaBingo Prize Allocation, the Company receives an amount equal to the present value of the jackpot prize payments less a deductible of $13,000. The Company also advances the first $37,000 of SCA's liability for each prize pay-off, which is subsequently deducted from fees due SCA. These prize fulfillment funds are then utilized to satisfy the obligation to the jackpot prize winner through a lump-sum cash payment or the purchase of an annuity.

         SCA may cease its prize fulfillment responsibilities if its total cumulative prize payouts exceed its fees earned under the contract by $2,500,000. SCA is required at all times to maintain not less than $500,000 of prize fulfillment resources in the form of a performance bond or other mutually acceptable escrow arrangement. The Risk Assumption Agreement expires on August 31, 1998.

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

         MegaMania electronic player stations consists primarily of electronic equipment and computer hardware. With the exception of the computer software, which is custom developed by or for the Company and is the property of the Company (either outright or through licensing or joint venture arrangements with others), substantially all of the electronic equipment and computer hardware is available from a number of other vendors,although significant lead times exist with respect to certain components.

MARKETING, ADVERTISING AND PROMOTION

         The Company arranges national and local news coverage of the Company's games and currently provides press releases to local newspapers regarding recent jackpot wins as well as the introduction of the Company's games at new network halls. In addition, the Company uses a variety of focused advertising and promotion, including direct mailings in localities near network halls advertising the availability of the Company's games, discount coupons for new players and the purchase of advertising space in specialized bingo newsletters. The Company's games typically are prominently featured in the participating halls' program materials, such as calendars and flyers, and on outdoor billboards near certain participating halls.

SERVICE MARKS AND PATENTS

         The Company owns registered service marks for "MegaBingo(R)" and "MegaCash(R)". The Company also utilizes the trademarks "MegaBingo Lite(TM)" in connection with its special game introduced in a limited number of halls, and "TV MegaBingo(TM)" in connection with its televised game and "MegaMania(TM)" in connection with its game played on electronic player stations. The Company relies on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain its competitive position. However, there can be no assurance that, insofar as the Company relies on trade secrets and unpatented know-how, others will not independently develop similar technology or that secrecy will not be breached.

COMPETITION

         The Company believes that it competes with virtually all other forms of gaming, including lotto, table games, sports betting and pari-mutuel wagering. The intensity of such competition depends upon several factors, including the nature and accessability of the gaming activity and the demographics of the players' population. Most all of the companies engaged in such gaming activities have substantially greater financial and personnel resources than the Company.


         The Company also competes with other bingo operations conducted both on and off Indian lands, including bingo conducted with the use of electronic aids such as card minders that provide interactivity and enable players to play multiple numbers of bingo cards simultaneously. The Company believes that its MegaBingo, MegaCash and MegaBingo Lite are the only multi-hall, high stakes bingo games currently available on or off Indian lands in the United States. However, another company has recently announced its intention to begin offering a multi-hall, satellite linked bingo game in early 1998 in competition with the Company. The Company also has competition to its MegaMania game and, given the success of that game to date, expects even greater competition in the future.

EMPLOYEES

         As of September 30, 1997, the Company had 106 full-time and part-time employees, consisting of 18 engaged in field operations, 32 in computer operations relating to bingo activities, seven in accounting functions, five in sales and marketing activities, 19 in other general administrative and executive functions and 25 full-time and part-time bingo hall employees. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its current employees to be good. In addition, approximately 30 individuals were employed by tribes to operate the Company's games in their respective halls all of whom are reimbursed by the Company.

GOVERNMENTAL REGULATION

         GENERAL. The operation of gaming on Indian reservations is subject to the Indian Gaming Regulatory Act of 1988 (25 U.S.C. Sections 2701, et seq.) (the "Gaming Act" or "IGRA"), which created the National Indian Gaming Commission (the "NIGC") to promulgate regulations to enforce certain aspects of IGRA. The NIGC became fully operational in February 1993, prior to which the Bureau of Indian Affairs was responsible for certain functions of the NIGC in accordance with guidelines formulated by the Assistant Secretary of the Interior for Indian Affairs. Shortly after IGRA was enacted, the Federal Communications Commission ("FCC") and the United States Postal Service amended their regulations to allow the use of television, telephone and the United States mail for certain purposes in regard to Indian gaming, as long as the gaming was in compliance with IGRA. On questions of compliance, the FCC defers to the NIGC. Due to the relatively recent adoption of the foregoing provisions, it is anticipated that statutes and regulations may be amended in the future to correct initial deficiencies or to respond to changes in the gaming industry. Management of the Company believes that it is not in violation of any regulations or laws, but there is a risk that the regulations or laws may change, or that new interpretations may be given to existing laws and regulations, which may restrict or prohibit the games currently operated and planned by the Company. See "Item 1. Description of the Business- Risk Factors - Government Regulation; Possible Illegality of Company Activities."

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

         IGRA also regulates Indian gaming management contracts. The Act provides that the Gaming Commission may approve a management contract only after determining that the contract provides for (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe, (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income, (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs, (iv) a ceiling on the repayment of development and construction costs, (v) a contract term not exceeding five years and a management fee not exceeding thirty percent of net revenues, provided that the NIGC may approve up to a seven year term and a forty percent return to the Manager if the Chairman of the NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity, justify the larger percentage and longer term. Certain other requirements for approval of a management contract are specified in the regulations promulgated by the NIGC.

         IGRA requires the NIGC to review all management contracts and collateral agreements approved by the Bureau of Indian Affairs before the creation of the NIGC to ensure that such agreements are in compliance with IGRA. The NIGC has determined that the IGS Agreements are service agreements and not management contracts, thereby allowing the Company to obtain more favorable terms than would have been permitted had the contracts been determined to be management contracts. There is no assurance however, that further reviews of the IGS Agreements by the NIGC or alternative interpretation of applicable laws and regulations will not require substantial modifications to the IGS Agreements and cause the operations of the Company to be marginally profitable or even unprofitable.

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

         On April 8, 1997, the Company entered into a Memorandum of Understanding with the NIGC to implement certain changes to its MegaMania game. In entering into the Memorandum of Understanding and implementing the changes to its MegaMania game, the Company believed that any remaining interpretive disagreements with the U.S. Attorney over the Class II status of MegaMania would be resolved. However, subsequent to July 23, 1997, the Company and certain tribes in Oklahoma received letters from the U.S. Attorney and other U.S. Attorney offices in Oklahoma informing the Company and the tribes that such offices continue to consider the Company's MegaMania game to be an illegal Class III gaming activity. To date, no enforcement action has been instituted by the Department of Justice. If instituted, the Company intends to vigorously defend the legality of MegaMania as a Class II gaming activity.

         See "Item 1. Description of the Business - Risk Factors - Government Regulation; Possible Illegality of Company Activities."

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not applicable

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been listed on the NASDAQ SmallCap Stock Market under the symbol MGAM since May 15, 1996. Prior to that, the Company's Common Stock was traded on the OTC Bulletin Board and in the over-the-counter market "pink sheets" under the symbol "MGAM". The following table sets forth the range of the quarterly high and low bid prices, as reported in the Wall Street Journal, for the last two fiscal years.

Fiscal Quarter                           High                         Low
--------------                           ----                         ---
First Quarter 1996                      $ 3.25                        2.25
Second Quarter 1996                       3.625                       2.125
Third Quarter 1996                        6.50                        3.625
Fourth Quarter 1996                       5.75                        4.75
First Quarter 1997                        6.00                        4.375
Second Quarter 1997                      10.75                        4.75
Third Quarter 1997                       12.00                        8.25
Fourth Quarter 1997                      13.875                      10.375



There were approximately 331 shareholders of record of the Common Stock on September 30, 1997.



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

         Prior to August 1995, the Company's principal business was to conduct high stakes bingo games under the names MegaBingo, MegaCash and MegaBingo Lite. MegaBingo and MegaCash are played simultaneously at multiple bingo halls using a closed-circuit television satellite link thereby allowing a greater number of players to compete against one another for prizes generally larger than could be offered by a bingo hall acting alone. The participating bingo halls are owned and operated on behalf of American Indian tribes and are located in the States of Arizona, California, Kansas, Minnesota, New Mexico, Oklahoma and South Dakota, among others. MegaBingo Lite provides smaller prizes to similarly linked Indian bingo halls and is presently delivered to bingo halls located primarily in the State of Oklahoma.

         In August 1995, the Company introduced MegaMania, a high-speed bingo game developed by the Company that allows customers to purchase bingo cards and to play bingo on an interactive electronic player station that requires rapid decisions and presents game results in a fast-action color video format featuring graphics and animation accompanied by sound. The stations are interconnected with other stations at participating bingo halls through the Company's computer network, thus allowing players to compete against one another to win a common pooled prize.

     Significant revenue generation for MegaMania did not begin until March 1996. As of December 15, 1997, MegaMania is played at 49 independently owned American Indian bingo halls located in 10 different states, primarily Oklahoma.

RESULTS OF OPERATIONS

     An analysis of the Company's gaming revenues and direct gaming expenses were as follows for the years ended September 30, 1997 and 1996.

                                                       1997                 1996
                                                  ---------------      --------------
MegaBingo, MegaCash and
MegaBingo Lite:

    Gross Revenues                                 $  13,504,000       $  15,579,000
    Bingo Prizes and Related Costs                    (9,381,000)         (9,697,000)
    Allotments to Hall Operators                      (2,568,000)         (3,188,000)
                                                   -------------       -------------
       Net MegaBingo Margin                        $   1,555,000       $   2,694,000
                                                   =============       =============

MegaMania:

    Gaming Revenue, Net of Prizes(1)               $  20,507,000       $   6,074,000
    Allotments to Hall Operators                     (15,334,000)         (4,408,000)
                                                   -------------       -------------
      Net MegaMania Margin                         $   5,173,000       $   1,666,000
                                                   =============       =============

---------------

 (1) MegaMania gross revenues and prizes are netted for financial statement presentation purposes.

     The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included under Item 7. Financial Statements.

     REVENUES - Total revenues for fiscal year 1997 were $39.1 million as compared to $22.9 million in 1996, a 70.6% increase. The increase is due to a 57.1% increase in gaming revenues over 1996, primarily as a result of the Company's MegaMania game which generated revenues of $20.5 million during 1997 as compared to $6.1 million in 1996. The increase in MegaMania revenues for 1997 primarily resulted from newly installed electronic player stations. The Company had an average of approximately 950 electronic player stations in daily operation during the year ended September 30, 1997, compared to an average of approximately 450 during the year ended September 30, 1996. MegaBingo revenues decreased $2.1 million or 13.3% in 1997 as compared to 1996. The decrease in MegaBingo revenues is the result of player headcount being down at most bingo facilities across the country, and several bingo halls electing not to continue playing the MegaBingo game during 1997.

    The Company expects MegaMania revenues to continue to increase over the coming year. MegaBingo revenues, however, may continue to decrease as the result of decreased MegaBingo play at the halls and the introduction by a competitor of a competing game.

     Revenue from sales of electronic player stations increased by $2.9 million, going from $.4 million in 1996 to $3.2 million in 1997, with $2.4 million of the increase coming from related party sales. The increase was primarily due to the sale of 616 units in 1997 as compared to the receipt of commissions on sales of third party player stations and only peripheral equipment being sold by the Company in 1996. Of the 616 units sold in 1997, 456 were sold to Equipment Purchasing LLC, an entity owned and controlled by Gordon T. Graves, the Company Chairman of the Board and Chief Executive Officer (see "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," for further discussion).

     Lease revenues from electronic player stations leased to Indian tribes grew from $.1 million in 1996 to $1.8 million in 1997. This increase is due to the expansion of the MegaMania network of units out on lease to various tribes.

    Other revenues during 1997 were $.8 million less than in 1996. The primary reason for the decrease was the discontinuance of the Company's business relationship with Graff which resulted in $.2 million in revenues in 1996 and $0 in 1997, and by a decrease of $.5 million in software license revenues attributable to the license of the MegaBingo software for use in Canada and China to AI Software during 1996.

    BINGO PRIZES AND RELATED COSTS - Bingo prizes and related costs decreased $.3 million or 3.3% during 1997 as compared to 1996. The decrease in these costs is not commensurate with the decrease in revenues for MegaBingo discussed above because most of the prizes offered on the MegaBingo network are fixed in amount and are not sensitive to the volume of cards sold in a particular bingo session. Jackpot prize costs, which are insured, were consistent in their relation to MegaBingo revenues from 1997 to 1996. MegaMania revenues are recorded net of prize costs; therefore, MegaMania prizes have no effect on bingo prizes and related costs.

    ALLOTMENTS TO HALL OPERATORS - Allotments to hall operators consist of the halls' share of the gaming income after prizes and allocable prize costs. Allotments to hall operators increased 135.7% to $17.9 million in 1997, as compared to $7.6 million in 1996. The primary reason for the increase is hall commissions related to MegaMania where the allotment to hall operators increased from $4.4 million in 1996 to $15.3 million in 1997, an increase of 247.9%. The decrease in hall commissions related to MegaBingo is caused by the decrease in MegaBingo revenues discussed above.

    COST OF ELECTRONIC PLAYER STATIONS SOLD - Cost of electronic player stations sold were $1.7 million in 1997 as compared to $.1 million in 1996, or an increase of $1.6 million. Cost of electronic player stations sold associated with related party sales were $1.2 million in 1997. The overall increase was due to the higher number of electronic player stations sold in 1997, as discussed above.

    SALARIES AND WAGES - Salaries and wages increased $.6 million, or 34% during 1997 as compared to 1996. Most of the increase relates to additional personnel hired to assist in the installation, training and maintenance related to the MegaMania network.

    SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased $1.9 million, or 60.3% during 1997 as compared to 1996. The increase relates primarily to MegaMania telecommunications, legal, operational, training and support costs. Additionally, travel costs related to the sales, installation and maintenance efforts for MegaMania contributed to the increase.

    AMORTIZATION AND DEPRECIATION - Amortization and depreciation increased $1.2 million, or 236% during 1997 as compared to 1996. The increase results from MegaMania electronic player station and software programming costs capitalized during 1997. The Company made $4.2 million in capital additions during 1997.

    INTEREST EXPENSE - Interest expense decreased $46,000 in 1997, primarily as a result of interest expense recognized on the Bridge Debt related to financing costs in 1996.

    INCOME TAX BENEFIT - The Company recorded an income tax benefit of $452,000 for the year ended September 30, 1997 related to the utilization of its net operating loss carryforward. In future years, the Company expects to recognize income tax expense at the statutory rate (federal and state) of approximately 38%.

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

LIQUIDITY AND CAPITAL RESOURCES

    At September 30, 1997, the Company had unrestricted cash and cash equivalents of $2.4 million, a $.9 million increase from September 30, 1996. During the year ended September 30, 1997, $.7 million of cash was used in operations versus $.3 million in 1996. The change is primarily due to an increase in accounts and notes receivable, partially offset by an increase in amortization and depreciation and an increase in net income. The Company used $4.2 million in investing activities in 1997, almost entirely for the addition of $4.2 million to fixed assets, consisting primarily of software development for MegaMania and hardware for MegaMania player stations and game operation. Financing activities which funded the investing activities consisted of a private placement of stock in November 1996 which generated $2.1 million in net cash proceeds, as more fully discussed below. In connection with the November placement and the prior year Bridge Debt placement, the Company issued 2,042,143 warrants to purchase common stock at $8.00 per warrant, including 523,310 warrants issued to the placement agent in the transactions (250,000 of these warrants were exercised during the current year, generating another $2.0 million in proceeds). In addition, another 305,000 warrants were exercised during the current year generating $1.0 million in cash proceeds and $.7 million in notes receivable from stockholders. Working capital at September 30, 1997 was $3.9 million.

    In November 1996, the Company completed a $3.4 million private placement of its common stock wherein the purchasers acquired for $3.00 one share of common stock and a five-year warrant to acquire another share of common stock for $8.00 (a "Class A Warrant"). In the November placement, 1.2 million shares were sold and 1.5 million warrants were issued, including 350,000 "Class B" warrants to the placement agent in the transaction. After November 1997, each Class A warrant is redeemable by the Company for $.10 if and when the Company's common stock price is greater than $12.00 for 20 consecutive trading days. After February 1999, each Class B warrant may be redeemed by the Company for $.10 when the Company's common stock price is greater than $12.00 for 20 consecutive trading days.

    The November placement generated net cash proceeds of approximately $2.1 million and the conversion to common stock of the outstanding Bridge Debt of $.8 million. The proceeds of the November placement are being used by the Company to expand its MegaMania network through the purchase and installation of additional MegaMania player stations and related equipment.

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

     In June 1997, Graves Properties, Ltd., a limited partnership controlled by Gordon T. Graves, the Company's Chairman and Chief Executive Officer, formed Equipment Purchasing L.L.C. ("EPLLC") for the purpose of purchasing MegaMania player stations from the Company and leasing the stations to Indian tribes. In June 1997, EPLLC purchased approximately 100 MegaMania player stations from the Company for a total purchase price of $637,347, payable in two promissory notes of EPLLC, one a short term note in the principal amount of $400,000 bearing interest at approximately 7% per annum, and the other a 12% note in the principal amount of $237,347 due in two years, with interest only payable monthly. In December 1997, EPLLC paid the short term note in full. The purchased equipment has been leased to a tribe under terms where the Company receives a percentage of the revenues generated by the equipment in consideration of providing the equipment and the MegaMania game to the tribe. The Company and EPLLC have agreed to a sharing of such percentage of revenues, with EPLLC receiving a share equal to the greater of a fixed percentage amount or such amount as is necessary to satisfy EPLLC's monthly payment on the purchase note due to the Company and to amortize on a monthly basis the cash contributed to EPLLC by Graves Properties, Ltd.

     In September 1997, EPLLC purchased approximately 345 MegaMania player stations from the Company for a total purchase price of approximately $1,800,000, of which $990,000 was paid in cash in December 1997, and the balance with a 12% note of EPLLC in the principal amount of $810,000 due in two years, with interest only payable monthly. The purchased equipment has been leased to five different tribes under terms where the Company receives a percentage of the revenues generated by the equipment which is shared with EPLLC under terms consistent with those of the June 1997 sale discussed above.

    In connection with the sales of the electronic player stations to EPLLC, the Company recorded revenues of $2,436,000 during the year ended September 30, 1997 with related costs of sales of $1,183,000.

     As an inducement to consummate the June 1997 sale, the Company issued to EPLLC 50,000 warrants to purchase common stock at an exercise price of $11.00 per share, which was the market value of the common stock on the date of issuance. The estimated fair market value (as determined by an investment banker) of these warrants is $2,500 and has been recorded as additional costs of sales. As an inducement to consummate the September 1997 sale, the Company issued to EPLLC 100,000 warrants to purchase common stock at an exercise price of $13.38 per share which was the market value of the common stock on the date of issuance. The estimated fair market value (as determined by an investment banker) of these warrants is $5,000 and has been recorded as additional cost of sales. The warrants will become exercisable one year after the date of issue and expire five years after the date of issue. The warrants are redeemable by the Company at $.10 per share if the closing price of the common stock for 20 consecutive trading days has been at least 150% of the applicable exercise price.

    In connection with the sale of the equipment, the Company also entered into a two year management agreement with EPLLC whereby the Company is responsible for proposing, establishing and modifying the MegaMania game procedures and the related game accounting procedures; supervising and administering the rental agreement with the Indian tribe; using its best efforts to re-lease the purchased equipment to other parties if the present rental agreement is terminated; collecting all rents due under the rental agreement; performing all necessary repairs and maintenance, but not bearing any risk of loss for damages; conducting necessary marketing; maintaining insurance; and paying all sales and use taxes and performing other administrative functions. As compensation for these services, the Company will receive $10.00 per electronic player station as a re-leasing fee and $10.00 per electronic player station per month as a management fee. The Company has the option to repurchase the equipment at its then fair market value if after giving effect to the payment of such repurchase price and the net rental income received by EPLLC, EPLLC has received a 20% internal rate of return.

CONTINGENCIES

    For information regarding contingencies, see "Item 3. Litigation."

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

ITEM 7.  FINANCIAL STATEMENTS


    The financial statements filed in this Annual Report on Form 10-KSB are listed in the Index to Financial Statements appearing in Part III, Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The executive officers and directors of the Company, and their respective ages and positions with the Company are as follows:

     Name                   Age            Position
     ----                   ---            --------
Gordon T. Graves            60             Chairman of the Board, Chief Executive Officer and Director

Larry D. Montgomery         59             President and Director

Daniel J. Sarnoff           41             Vice President and Director

Gordon T. Sjodin            56             Executive Vice President

Michael E. Newell           46             Vice President

Frederick E. Roll           54             Vice President, Secretary and Chief Financial Officer

Robert F. Lannert           42             Vice President

Gregory N. Stern            52             Director

                          -------------------------


         GORDON T. GRAVES has been Chairman of the Board and a director of the Company since its inception, and has been Chief Executive Officer since September 1994. Since December 1993 and from 1989 to 1990, Mr. Graves has been the President of Graves Management, Inc., a management consultant and investment company. From 1992 through December 1993, Mr. Graves was president and Chief Executive Officer of Arrowsmith Technologies, Inc. ("Arrowsmith"), a computer systems company. From 1991 to 1993, Mr. Graves was employed by KDT Industries, Inc., a high-tech manufacturing and services company and an affiliate of Arrowsmith, as, successively, Vice President of Corporate Development and President. From 1987 to 1989, Mr. Graves was the Chairman of the Board of Directors of Gamma International Ltd. (currently American Gaming and Entertainment, Ltd., a company co-founded by him).

         LARRY D. MONTGOMERY has been President and a director of the Company since November 1992, having held the position of Chief Executive Officer from November 1992 through September 1994. From December 1991 until December 1993, Mr. Montgomery was also a private consultant to gaming companies. From 1989 through 1991, Mr. Montgomery was the President of Public Gaming Research Institute, and from 1987 to 1989 was the Executive Director of the Kansas State Lottery.

         DANIEL J. SARNOFF has been Vice President of the Company since February 1, 1997. Mr. Sarnoff served as a director of the Company from September, 1994 until July 10, 1996, and was elected as a

Director at the Company's annual meeting of shareholders on March 29, 1997.
Mr. Sarnoff was a Vice President of the Company from March, 1995 until July 10, 1996. Mr. Sarnoff also serves as President and Chief Executive Officer of TV Games, Inc., a wholly owned subsidiary of the Company. Since 1993, Mr. Sarnoff has been President and Chief Executive Officer of Pioneer Pictures which develops and packages movies for television. From August, 1989 until May, 1990, Mr. Sarnoff served as President of RKO Express Pictures and from June, 1990 until May, 1993 Mr. Sarnoff was involved with production and marketing for Bonanza Ventures Inc. From 1986-1990 Mr. Sarnoff founded and was Chief Executive Officer of Super TVOLTA, which designs international television lottery programs. Previously, Mr. Sarnoff was responsible for new business development, NBC SPOT Sales, New York, and was a member of the RCA new business task force.

         GORDON T. SJODIN has been Vice President of the Company since September 1994. In April 1994, Mr. Sjodin joined the Company's wholly-owned subsidiary, MegaBingo, Inc., as its Vice President - Sales and served in such position until September 1994, when he became President and Chief Executive Officer of MegaBingo, Inc. From August 1989 until April 1994, Mr. Sjodin was employed by AGE as, successively, Director, Sales and Marketing, and Director, Corporate Development.

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

         FREDERICK E. ROLL has been Vice President and Secretary of the Company since September 1994, having joined the Company in February 1994 as its acting general manager and Chief Financial Officer. From November 1990 until joining the Company, Mr. Roll was a certified public accountant in his own practice. From 1983 until October 1990, Mr. Roll was Chief Financial Officer, Vice President and an owner of Park Hill Nurseries, Ltd., a commercial nursery. Mr. Roll has been the Chief Financial Officer of the Company since January 1997.

          ROBERT F. LANNERT has been Vice President of the Company since August 1997. Mr. Lannert has been employed by the Company since June 1996 as supervisor of its computer and data processing operations. From 1988 until August 1995, Mr. Lannert was Director of data processing for Debartolo Racing at Remington Park, Oklahoma City, Oklahoma , and from August 1995 until joining the Company, Mr. Lannert was Vice President of Operations for Spector Entertainment Group.

         GREGORY N. STERN has been a director of the Company since December 1993. Mr. Stern has worked as an independent management consultant to The Littleton Group, since leaving RKS Associates, a venture capital firm, in 1989, where he served as a general partner.

         All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

         No family relationship exists between any of the directors or executive officers of the Company.

         The Company has granted to Walsh Manning Securities, LLC, the Placement Agent for certain recent private offerings of securities by the Company, the right to have a representative attend meetings of the Company's Board of Directors as an observer.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         During the fiscal year ended September 30, 1997, four officers and one director were delinquent in making filings under Section 16(a) of the Securities Exchange Act of 1934, as amended. Larry D. Montgomery, President of the Company, was delinquent in reporting three transactions, all of which occurred in March 1997. During March 1997, Mr. Montgomery made a gift of 2,000 shares, exercised an employee stock option for 10,000 shares and disposed of 10,000 shares. Frederick E. Roll, Vice President and Chief Financial Officer of the Company, was delinquent in reporting two transactions, both of which occurred in March 1997. During March 1997, Mr. Roll exercised an employee stock option for 10,000 shares and disposed of 10,000 shares. Gordon Sjodin, Vice President of the Company, was delinquent in reporting the acquisition of 2,683 shares in June 1997. Gregory T. Stern, a Director of the Company, was delinquent in reporting an option grant in February 1997 to purchase 10,000 shares of Common Stock. Robert F. Lannert was elected a Vice President of the Company in August 1997 and was delinquent in filing his initial report on Form 3 for that month.

ITEM 10.  EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. The following table sets forth certain information concerning the annual compensation for the Company's chief executive officer and each executive officer earning more than $100,000 for the fiscal year ended September 30, 1997 (the "named executive officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                              Long Term
                                                                                             Compensation
                                                                                                Awards
                                                                                              Securities
                                  Compensation                         Annual                 Underlying
                                -----------------                     Options/                All Other
Financial Position              Year      Salary                    Warrants(#)(1)         Compensation(2)
------------------              ----     --------                   --------------         ------------
Gordon T. Graves                1997     $ 70,000                             (3)             $     --
Chairman of the                 1996       65,423                             --                   485
Board and Chief                 1995       46,364(4)                          --                    --
Executive Officer

Larry D. Montgomery             1997      115,160                         10,000                    --
President and Chief             1996      100,939                          5,000                 3,238
Operating Officer               1995      108,000                         13,000                 3,420

Gordon T. Sjodin                1997      120,360                          5,000                    --
Vice President                  1996      115,669                          4,445                 3,309
                                1995      108,000                             --                13,206

--------------------

(1) Consists of shares of Common Stock underlying options granted pursuant to the Company's 1994 Employee Stock Option Plan, 1996 Stock Incentive Plan and its Salaried Employee Participation Plan, and underlying warrants issued in lieu of compensation in July 1994 (see "Stock Plans" below).
(2) Consists of contributions made by the Company on behalf of the named executive officers to the Company's 401(k) plan.
(3) Does not include (i) shares of Common Stock underlying warrants issued to Equipment Purchasing LLC, or (ii) shares of Common Stock issuable upon the exercise by AGN Venturers of a put right. See Item 12. Certain Relationships and Related Transactions.
(4) Such amount (except for $1,129) was contributed by Mr. Graves to the Company.


                 OPTION/WARRANT GRANT TABLE. The following table sets forth certain information regarding options and warrants granted by the Company during its fiscal year ended September 30, 1997 to the named executive officers.

                   OPTION/WARRANT GRANTS IN LAST FISCAL YEAR


                                               Individual Grants

                                      Number of            % of Total
                                     Securities             Options/
                                     Underlying             Warrants
                                       Options/            Granted to
                                       Warrants           Employee in            Price            Expiration
Name                                 Granted (#)           Fiscal Year         Per Share             Date
----                                 -----------          ------------         ---------          ----------
Gordon T. Graves(1)                        --                  --                    --                  --

Larry D. Montgomery                     5,000                 0.9                $4.375            10/18/06
                                        5,000                 0.9                $5.688             2/20/07

Gordon T. Sjodin                        5,000                 0.9                $4.375            10/18/06

-----------------

(1) Does not include (i) shares of Common Stock underlying warrants issued to Equipment Purchasing LLC, or (ii) shares of Common Stock issuable upon the exercise by AGN Venturers of a put right. See Item 12. Certain Relationships and Related Transactions.

         AGGREGATE OPTION/WARRANT EXERCISES AND YEAR-END OPTION TABLE. The following table sets forth certain information regarding the exercise of stock options and warrants during the fiscal year ended September 30, 1997, and the unexercised stock options and warrants held as of September 30, 1997, by the named executive officers.

 Name                       No. of        Value        No. of Securities             Value of Unexercised In-
                            Shares        Realized     Underlying Unexercised        The-Money Options at
                            Acquired      $ (1)        Options at FY-End             FY-End (2)
                            Upon          --------     ----------------------        ------------------------
                            Exercise
                            --------                   Exercisable   Unexercisable   Exercisable    Unexercisable
                                                       -----------   -------------   -----------    -------------
 Gordon T. Graves(3)            --             --          --            --                --             --

 Larry D.Montgomery(4)      10,000        $85,000      33,750        29,250          $389,189       $305,905

 Gordon T. Sjodin(5)            --             --      34,875        19,625          $377,577       $198,983

-------------------------

(1) Market value of underlying Common Stock on date of exercise, minus the exercise price.
(2) Market value of the underlying Common Stock at fiscal year end, minus the exercise price.
(3) Does not include (i) shares of Common Stock underlying warrants issued to Equipment Purchasing LLC, or (ii) shares of Common Stock issuable upon the exercise by AGN Venturers of a put right. See Item 12. Certain Relationships and Related Transactions.
(4) Does not include warrants acquired for investment in January 1995 to purchase 5,129 shares of Common Stock, of which 3,189 were exercised in June 1997 at $2.75 per share.
(5) Does not include warrants acquired for investment in January 1995 to purchase 4,623 shares of Common Stock, of which 2,683 were exercised in June 1997 at $2.75 per share.

         STOCK PLANS. In November 1994, the stockholders of the Company approved the Company's 1994 Employee Stock Option Plan (the "1994 Plan") and the 1994 Director Stock Option Plan ("Director Plan"), under which options to purchase an aggregate of 360,000 shares and 60,000 shares, respectively, of Common Stock were reserved for issuance. As of September 30, 1997, options to purchase 222,500 shares and 40,000 shares, respectively, of Common Stock were outstanding under the 1994 Plan and the Director Plan. No options granted under the Director Plan had been exercised. After the adoption of the Company's 1996 Stock Incentive Plan, no new options were granted under the 1994 Plan or the Director Plan.

         As of September 30, 1997, options for an aggregate of 45,000 shares of Common Stock had been granted to Larry Montgomery under the Company's 1993 Salaried Employee Participation Plan, of which 10,000 shares were exercised in March 1997 and 35,000 remained outstanding. Such Plan has been terminated and no further options will be granted thereunder.

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

          As of September 30, 1997, there were outstanding under the 1996 Plan options to purchase 277,000 shares of Common Stock , at exercise prices ranging from $4.375 per share to $8.00 per share.

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

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of September 30, 1997, with respect to the number of shares of Common Stock and of Series A Preferred Stock owned by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of, respectively, the Common Stock and the Series A Preferred Stock, (ii) each director of the Company, (iii) each named executive officer, and (iv) all directors and executive officers of the Company as a group:

                                           Common Stock                          Preferred Stock
                                           ------------                          ---------------

                                            Number of                             Number of
                                              Shares                               Shares
                                           Beneficially           Percent       Beneficially        Percent
Beneficial Owner                              Owned             of Class(1)         Owned         of Class(1)
----------------                          -------------         -----------     ------------      -----------
Gordon T. Graves                          1,084,620(2)            22.5           80,175(3)           73.4%
1604 Crested Butte
Austin, Texas 78746

Larry D. Montgomery                          90,684(4)             1.9            1,411               1.3
1920 S. West Union Road
Topeka, Kansas 66615

Gordon T. Sjodin                             55,733(5)             1.2            1,272               1.1
5804 E. 104th Street
Tulsa, Oklahoma 74137

Daniel J. Sarnoff                            48,500(6)             1.0            2,000               1.8
1861 Nichols Canyon
Los Angeles, California 90046

Gregory N. Stern                             20,000(7)              (8)              --                --
130 Barton Road
Stow, Massachusetts 01775

All executive officers                    1,353,553(9)            28.0           83,351              76.3
and directors as a group
(eight persons)

---------------

 (1) Based upon 4,783,297 shares of Common Stock and 109,192 shares of Series A Preferred Stock outstanding.


 (2) Consists of (i) 591,545 shares owned of record by Graves Properties, Ltd., a limited partnership controlled by Mr. Graves, (ii) 51,000 shares owned by Graves Management, Inc., a corporation controlled by Mr. Graves, (iii) 41,500 shares issued in October/December 1997 upon the exercise of the AGN Venturers' put right, and (iv) 400,875 shares issuable upon the conversion of the Series A Preferred Stock. Does not include an aggregate of 90,600 shares as to which Mr. Graves disclaims beneficial ownership, consisting of: (i) 44,100 shares owned of record by Cynthia Graves, Mr. Graves' wife, and (ii) 46,500 shares beneficially owned by the Gordon Graves Grandchildren Trust.

 (3) Consists of (i) 5,175 shares owned of record by Mr. Graves, and (ii) 75,000 shares owned of record by Graves Properties, Ltd., a limited partnership controlled by Mr. Graves.

 (4) Consists of (i) 31,189 shares owned of record by Mr. Montgomery, (ii) 50,500 shares issuable upon the exercise of stock options that are currently exercisable (40,250 shares) or are exercisable within the next 60 days (10,250 shares), (iii) 1,940 shares issuable upon the exercise of currently exercisable warrants, and (iv) 7,055 shares issuable upon conversion of the Series A Preferred Stock.

 (5) Consists of (i) 11,433 shares owned of record or beneficially by Mr. Sjodin, (ii) 1,940 shares issuable upon the exercise of currently exercisable warrants, (iii) 36,000 shares issuable upon the exercise of stock options that are currently exercisable (34,875 shares) or are exercisable within the next 60 days (1,125 shares), and (iv) 6,360 shares issuable upon conversion of the Series A Preferred Stock.

 (6) Consists of shares issuable upon the exercise of currently exercisable stock options.

 (7) Consists of shares issuable upon the exercise of currently exercisable stock options.

 (8)      Less than 1%.

 (9) Consists of (i) 686,155 shares owned of record, (ii) 204,875 shares issuable upon the exercise of stock options that are currently exercisable (191,250 shares) or are exercisable within the next 60 days (13,625 shares), (iii) 4,268 shares issuable upon the exercise of currently exercisable warrants, (iv) 41,500 shares issued to Mr. Graves in October/December 1997 upon the exercise of the AGN Venturers' put right, and (v) 416,755 shares issuable upon conversion of Series A Preferred Stock.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          In June 1997, Graves Properties, Ltd., a limited partnership controlled by Gordon T. Graves, the Company's Chairman and Chief Executive Officer, formed Equipment Purchasing L.L.C. ("EPLLC") for the purpose of purchasing MegaMania player stations from the Company and leasing the stations to Indian tribes. In June 1997, EPLLC purchased approximately 100 MegaMania player stations from the Company for a total purchase price of $637,347, payable in two promissory notes of EPLLC, one a short term note in the principal amount of $400,000 bearing interest at approximately 7% per annum, and the other a 12% note in the principal amount of $237,437 due in two years, with interest only payable monthly. In December 1997, EPLLC paid the short term note in full. The purchased equipment has been leased to a tribe under terms where the Company receives a percentage of the revenues generated by the equipment in consideration of providing the equipment and the MegaMania game to the tribe. The Company and EPLLC have agreed to a sharing of such percentage of revenues, with EPLLC receiving a share equal to the greater of a fixed percentage amount or such amount as is necessary to satisfy EPLLC's monthly payment on the purchase note due the Company and to amortize on a monthly basis the cash contributed to EPLLC by Graves Properties, Ltd.

          In September 1997, EPLLC purchased approximately 345 MegaMania player stations from the Company for a total purchase price of approximately $1,800,000, of which $990,000 was paid in cash in December 1997, and the balance with a 12% note of EPLLC in the principal amount of $810,000 due in two years, with interest only payable monthly. The purchased equipment has been leased to five different tribes under terms where the Company receives a percentage of the revenues generated by the equipment which is shared with EPLLC under terms consistent with those of the June 1997 sale discussed above.

          In connection with the sales of electronic player stations to EPLLC, the Company recorded revenues of $2,436,000 during the year ended September 30, 1997 with related costs of sales of $1,183,000.

          As an inducement to consummate the June 1997 sale, the Company issued to EPLLC 50,000 warrants to purchase common stock at an exercise price of $11.00 per share, which was the market value of the common stock on the date of issuance. The estimated fair market value of these warrants is $2,500 and has been recorded as additional cost of sales. As an inducement to consummate the September 1997 sale, the Company issued to EPLLC 100,000 warrants to purchase common stock at an exercise price of $13.38 per share which was the market value of the common stock on the date of issuance. The estimated fair market value of these warrants is $5,000 and has been recorded as additional cost of sales. The warrants will become exercisable one year after the date of issue and expire five years after the date of issue. The warrants are redeemable by the Company at $.10 per share if the closing price of the common stock for 20 consecutive trading days has been at least 150% of the applicable exercise price.

          Because of uncertainties relating to the legality of MegaMania and the ability of lenders to obtain rights to collateral located on Indian lands, the Company has found it difficult to obtain equipment purchase financing on terms acceptable to the Company. Accordingly, the Company believes that the terms of the equipment sales to EPLLC are at least as favorable as could have been obtained from more traditional sources of financing.

          In August 1996, the Company sold AGN Venturers LLC to a group of investors that included Mr. Graves as to a 10% interest in AGN Venturer LLC. AGN Venturers LLC owned a 51% interest in AGN, the Company's proxy play subsidiary. Mr. Graves purchased the 10% interest for $50,000 in cash and a several guarantee (i.e., 10%) of a $336,000 note payable to the Company by AGN. As part of the transaction, the Company and AGN Venturers LLC entered into a Put and Call Agreement pursuant to which AGN Venturers LLC had the right to "put" back to the Company the 51% interest in AGN and repay the $336,000 note in exchange for 278,667 shares of Common Stock. The Put and Call Agreement further provides that the Company would issue AGN Venturers LLC an additional 133,333 shares upon the payment by AGN Venturers LLC of a $400,000 note due the former partner in AGN which was guaranteed by AGN. In October 1997, AGN Venturers LLC exercised its "put" right with respect to the 278,667 shares and in December 1997 paid the $400,000 note and exercised its "put" right with respect to the 133,333 shares. As a result, since October 1997, AGN is 100% owned by the Company. Pursuant to the exercise of the put rights by AGN Venturers, Mr. Graves acquired 41,200 shares of Common Stock.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     THE FOLLOWING REPORTS AND FINANCIAL STATEMENTS ARE INCLUDED IN PART II,
ITEM 7- FINANCIAL STATEMENTS:


Report of Independent Accountants . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32

Consolidated Balance Sheet, September 30, 1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 33

Consolidated Statements of Operations, Years Ended September 30,
          1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 35

Consolidated Statements of Changes in Stockholders Equity, Years Ended
          September 30, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 36

Consolidated Statements of Cash Flows, Years Ended September 30,
          1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 37

Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 38

(a) THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS ANNUAL REPORT:

Exhibit No.                                Title                                                     Location
-----------                                -----                                                     --------
3.1                       Amended and Restated Articles of Incorporation                              (5)
3.2                       Bylaws                                                                      (1)
10.1                      Form of Integrated Gaming Services Agreement                                (1)
10.2                      Contingent Grand Prize Risk Assumption
                          Agreement dated October 1, 1995, between
                           the Company and SCA Promotions, Inc.                                       (2)
10.3                      Lease Agreement dated October 10, 1996, between
                           the Company and Intervest-Southern Oaks LP                                 (2)
10.4                      Form of 1992-3 Warrant Certificate Issued by the Company                    (1)
10.5                      Form of 1995 Warrant Certificate Issued by the Company                      (1)
10.6                      Form of Bridge Warrant                                                      (2)
10.7                      Form of Private Placement Warrant                                           (2)
10.8                      Form of Bridge Note                                                         (2)
10.9                      Registration Rights Agreement dated
                           January 23, 1995 between the Company
                           and holders of certain Warrants                                            (1)
10.10                     Registration Rights Agreement dated January 23, 1995
                           between the Company and holders of certain Warrants                        (1)
10.11                     Registration Rights Agreement among  the Company and holders of
                            Bridge Warrants and Private  Placement Warrants                           (2)
10.12                     Stock Option Agreement dated October 24, 1992 between
                            the Company and Larry Montgomery                                          (1)
10.13                     1994 Employee Stock Option Plan                                             (1)
10.14                     1994 Director Stock Option Plan                                             (1)
10.15                     1996 Stock Incentive Plan                                                   (2)
10.16                     Unit Purchase Agreement dated August 14, 1996 between
                           the Company and the AGN Investor Group                                     (2)
10.17                     Right of First Refusal Agreement dated  August 14, 1996
                            between the Company  and the AGN Investor Group                           (2)
10.18                     Put/Call Agreement dated August 14, 1996
                            between the Company and AGN Venturer LLC                                  (2)
10.19                     Registration Rights Agreement between
                            the Company and AGN Venturer LLC                                          (2)
10.20                     Limited Liability Company Agreement of AGN Venturer LLC                     (2)
10.21                     Limited Liability Company Agreement
                            of American Gaming Network LLC                                            (2)
10.22                     Certificate of Merger of American  Gaming Network LP into
                            American Gaming Network LLC                                               (2)
10.23                     Form of Several Guaranty of AGN Investor Group                              (2)
10.24                     Purchase Agreement dated June 25, 1996 between
                            the Company and Graff Pay-Per-View, Inc. ("Graff")                        (2)
10.25                     Registration Rights Agreement between  the Company and Graff                (2)
10.26                     Form of Stock Purchase Agreement between
                            the Company and Frank J. Skelly, III and Craig Gross                      (2)
10.27                     Form of Registration Rights Agreement between
                            the Company and Frank J. Skelly, III and Craig Gross                      (2)
10.28                     Placement Agency Agreement dated July 24, 1996 between
                            the Company and Walsh, Manning  Securities, Inc.                          (2)
10.29                     Placement Agency Agreement dated January 29, 1996
                            between the Company  and G-V Capital Corp.                                (2)


(b) There were no reports on FORM 8-K filed during the fourth quarter of fiscal year 1997.

10.30                     Press Release dated April 9, 1997                                           (5)
10.31                     Memorandum of Understanding with NIGC                                       (5)
10.32                     July 10, 1996 letter from the NIGC to the Company                           (4)
10.33                     April 9, 1997 letter from the NIGC to the Company                           (4)
10.34                     May 12, 1997 letter from the NIGC to the Company                            (4)
10.35                     Form of Amendment to Warrants                                               (3)
10.36                     July 23, 1997 Advisory Opinion of the NIGC                                  (3)
10.37                     Form of Class A Warrant                                                     (6)
10.38                     Form of Class B Warrant                                                     (6)
10.39                     Warrant Agreement dated November 12, 1996 between
                           the Company and Corporate Stock Transfer, as Warrant Agent                 (6)
10.40                     Amendment to Warrant Agreement, dated July 18, 1997                         (6)
11.1                      Earnings Per Share Statement                                                (7)
21.1                      Subsidiaries of Registrant                                                  (7)
23.1                      Consent of Coopers & Lybrand L.L.P.                                         (7)
24.1                      Power of Attorney (included on page II-8)                                   (7)
27.1                      Financial Data Schedule                                                     (7)


--------------------

(1) Indicates incorporated by reference to the Company's Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1994.
(2) Indicates incorporated by reference to the Company's Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1996.
(3) Indicates incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the Commission on July 3, 1997..
(4) Indicates incorporated by reference to the Company's Registration Statement on Form S-3, filed with the Commission on June 3, 1997.
(5) Indicates incorporated by reference to the Company's Form 10-QSB filed with the Commission for the quarter ended March 31, 1997.
(6) Incorporated by reference to the Company's registration statement on Form 8-A, filed with the Commission on July 29, 1997.
(7)       Filed herewith.

                               POWER OF ATTORNEY

      Know all men by these presents, that each person whose signature appears below constitutes and appoints Gordon T. Graves and Frederick E. Roll, and each of them singly, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities (including his or her capacity as a director or officer of Multimedia Games, Inc.) to sign any and all amendments (including post-effective amendments) to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


                                   SIGNATURES


      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          MULTIMEDIA GAMES, INC.


Dated: December 29, 1997                 By:    /S/ Frederick E. Roll
                                                 -------------------------------
                                                 Frederick E. Roll
                                                 Vice President - Controller and
                                                 Chief Financial Officer

         In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


 /S/ Gordon T. Graves                  Chairman of the Board
 ---------------------------------         Chief Executive
 Gordon T. Graves                          Officer and Director                December 29, 1997

 /S/ Larry Montgomery                  President and Chief
 ---------------------------------         Operating Officer
 Larry Montgomery                          and Director                        December 29, 1997

 /S/ Frederick E. Roll                     Vice President and
 ---------------------------------         Controller                          December 29, 1997
 Frederick E. Roll

 /S/ Daniel J. Sarnoff                     Vice President and
 ---------------------------------         Director                            December 29, 1997
 Mike Howard

 /S/ Gregory Stern                         Director                            December 29, 1997
 ---------------------------------
 Gregory Stern




                         SUPPLEMENTAL INFORMATION TO BE
                    FURNISHED WITH REPORTS FILED PURSUANT TO
                      SECTION 15(d) OF THE EXCHANGE ACT BY
                             NON-REPORTING ISSUERS

         The Registrant has not sent to its security holders any annual report covering the Registrant's last fiscal year, or any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or meeting of security holders. In connection with its 1998 annual meeting of stockholders, the Company anticipates sending its 1997 annual report and proxy materials to security holders.

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors
  and Stockholders
Multimedia Games, Inc.


         We have audited the accompanying consolidated balance sheet of Multimedia Games, Inc. and Subsidiaries as of September 30, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multimedia Games, Inc. and Subsidiaries as of September 30, 1997 and the consolidated results of their operations and their cash flows for each of the two years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.


                                        COOPERS & LYBRAND L.L.P.

Tulsa, Oklahoma
December 23, 1997

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997





                                                                            1997
                                                                        ------------
                               ASSETS
 Current Assets:
    Cash and cash equivalents                                           $  2,380,000
    Accounts Receivable:
       Trade, net of allowance for doubtful accounts
         of $123,000                                                       1,443,000
       Other                                                                 123,000
    Inventory                                                                511,000
    Prepaid expenses                                                          61,000
    Notes receivable                                                         286,000
    Notes receivable - related parties                                     1,427,000
    Due from AGN LLC                                                         381,000
    Deferred tax asset                                                        79,000
                                                                        ------------
    Total current assets                                                   6,691,000
                                                                        ------------




 Restricted cash and cash equivalents                                      1,783,000
 Notes receivable - related party                                          1,010,000
 Property and equipment, net                                               4,970,000
 Other assets                                                                 95,000
 Deferred tax asset - non-current                                            379,000
 Goodwill, net                                                               472,000
                                                                        ------------
 Total assets                                                           $ 15,400,000
                                                                        ============

                                                                       Continued

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1997




Continued

                                                                 1997
                                                              ------------
       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                          $    395,000
   Accounts payable and accrued expenses                         1,853,000
   Prize fulfillment fees payable                                  597,000
                                                              ------------
   Total current liabilities                                     2,845,000
                                                              ------------

Long-term debt                                                     675,000
Other long-term liabilities                                      1,603,000

Commitments and Contingencies (Note 11)

Stockholders' equity:
   Preferred stock, Series A, $.01 par value, 2,000,000
      shares authorized, 109,192 shares issued
      and outstanding                                                1,000
   Common stock, $.01 par value, 25,000,000 shares
      authorized, 4,817,296 shares issued and
      4,783,297 shares outstanding                                  48,000
   Additional paid-in capital                                   12,297,000
   Stockholder notes receivable                                   (596,000)
   Treasury stock, 33,999 shares at cost                           (87,000)
   Accumulated deficit                                          (1,386,000)
                                                              ------------
   Total stockholders' equity                                   10,277,000
                                                              ------------

Total liabilities and stockholders' equity                    $ 15,400,000
                                                              ============

                See notes to consolidated financial statements.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996

                                                          1997                1996
                                                      ------------        ------------
Revenues:
   Gaming revenue                                     $ 34,011,000        $ 21,653,000
   Electronic player station sales                         808,000             360,000
   Electronic player station sales - related party       2,436,000                 --
   Electronic player station lease revenue               1,786,000              64,000
   Other                                                    11,000             810,000
                                                      ------------        ------------

  Total revenues                                        39,052,000          22,887,000
                                                      ------------        ------------

Operating costs and expenses:
   Bingo prizes and related costs                        9,381,000           9,697,000
   Allotments to hall operators                         17,902,000           7,596,000
   Cost of electronic player stations sold                 538,000              55,000
   Cost of electronic player stations sold -
     related party                                       1,183,000                 --
   Salaries and wages                                    2,227,000           1,659,000
   Selling, general and administrative expenses          5,049,000           3,149,000
   Amortization and depreciation                         1,775,000             529,000
                                                      ------------        ------------

   Total operating costs and expenses                   38,055,000          22,685,000
                                                      ------------        ------------

   Operating income                                        997,000             202,000

Interest income                                             29,000              51,000
Interest expense                                          (167,000)           (213,000)
                                                      ------------        ------------

Income before income taxes                                 859,000              40,000
Income tax benefit                                         452,000                 --
                                                      ------------        ------------
Net income                                            $  1,311,000        $     40,000
                                                      ============        ============

Earnings (loss) per common and equivalent share,
  4,459,176 and 2,872,258 shares, respectively        $        .27        $       (.04)
                                                      ============        ============


Earnings (loss) per common and equivalent share
  assuming full dilution, 6,462,188 and 2,872,258
  shares, respectively                                $        .20        $       (.04)
                                                      ============        ============


                 See notes to consolidated financial statements.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996



                                                     Preferred Stock                          Common Stock
                                                  ---------------------             -----------------------------
                                                  Number                              Number
                                                    of                                  of
                                                  Shares            Amount            Shares            Amount
                                               -----------        -----------       -----------       -----------
Balance, September 30, 1995                        136,318        $     1,000         1,839,948       $    18,000

Exercise of common stock warrants                       --                 --            28,332                --
Sale of common stock                                    --                 --           699,375             8,000
Exercise of common stock warrants
   by Chairman                                          --                 --           291,545             3,000
Purchase of treasury stock                              --                 --                --                --
Issuance of treasury stock                              --                 --                --                --
Redemption of preferred stock                       (2,000)                --                --                --
Preferred stock dividends ($1.10 per
   preferred share)                                     --                 --                --                --
Value of warrants associated with Bridge
   Notes                                                --                 --                --                --
Net income                                              --                 --                --                --
                                               -----------        -----------       -----------       -----------
Balance, September 30, 1996                        134,318              1,000         2,859,200            29,000

Exercise of common stock warrants                                                        625,216            6,000
Sale of common stock                                                                   1,159,500           12,000
Exercise of Stock Options                                                                 47,750               --
Conversion of Preferred stock to Common stock      (25,126)                --            125,630            1,000
Payment of Shareholders Notes
Registration Fees and Offering Costs
Preferred stock dividends ($1.10 per
   preferred shares)
Value of options and warrants associated
   with consulting services                             --                 --                 --               --
Value of warrants associated with
   related party equipment sales                        --                 --                 --               --
Net Income                                              --                 --                 --               --
                                               -----------        -----------        -----------       ----------
Balance, September 30, 1997                        109,192        $     1,000          4,817,296       $   48,000
                                               ===========        ===========        ===========       ==========




                                               Additional         Stockholder       Treasury/Stock                        Total
                                                 Paid-in             Notes             Unearned         Accumulated    Stockholders'
                                                 Capital          Receivable         Compensation          Deficit       Equity
                                               ----------         -----------       --------------      -----------    -------------
 Balance, September 30, 1995                   $ 4,765,000       $   (200,000)      $         --       $ (2,465,000)   $ 2,119,000

 Exercise of common stock warrants                  50,000                 --            (14,000)                --         36,000
 Sale of common stock                              941,000                 --                 --                 --        949,000
 Exercise of common stock warrants
    by Chairman                                    580,000           (583,000)                --                 --
 Purchase of treasury stock                             --            200,000           (808,000)                --       (608,000)
 Issuance of treasury stock                        (47,000)          (688,000)           735,000                 --             --
Redemption of preferred stock                      (20,000)                --                 --                 --        (20,000)
Preferred stock dividends ($1.10 per
   preferred share)                                     --                 --                 --           (149,000)      (149,000)
Value of warrants associated with Bridge
   Notes                                            27,000                 --                 --                 --         27,000
Net income                                              --                 --                 --             40,000         40,000
                                               -----------        -----------        -----------        -----------    -----------

Balance, September 30, 1996                      6,296,000         (1,271,000)           (87,000)        (2,574,000)     2,394,000

Exercise of common stock warrants                3,154,000            (13,000)                --                 --      3,147,000
Sale of common stock                             2,800,000                 --                 --                 --      2,812,000
Exercise of Stock Options                          138,000                 --                 --                 --        138,000
Conversion of Preferred stock to Common stock       (1,000)                --                 --                 --             --
Payment of Shareholders Notes                           --            688,000                 --                 --        688,000
Registration Fees and Offering Costs              (108,000)                --                 --                 --       (108,000)
Preferred stock dividends ($1.10 per
   preferred share)                                     --                 --                 --           (123,000)      (123,000)
Value of options and warrants associated
   with consulting services                         10,000                 --                 --                 --         10,000
Value of warrants associated with
   related party equipment sales                     8,000                 --                 --                 --          8,000
Net Income                                              --                 --                 --          1,311,000      1,311,000
                                               -----------        -----------        -----------        -----------    -----------
Balance, September 30, 1997                    $12,297,000        $  (596,000)       $   (87,000)       $(1,386,000)   $10,277,000
                                               ===========        ===========        ===========        ===========    ===========


                             See notes to the consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1996


                                                                   1997                1996
                                                               ------------        ------------
Cash flows from operating activities:
   Net income                                                  $  1,311,000        $     40,000
   Adjustments to reconcile net income to cash
      provided by (used for) operating activities:
      Amortization and depreciation                               1,775,000             529,000
      Deferred tax benefit                                         (458,000)                 --
      Software license fee                                               --            (500,000)
      Other non-cash expenses                                       119,000              84,000
      (Increase) decrease in:
         Accounts receivable                                     (1,274,000)           (367,000)
         Notes receivable                                          (286,000)                 --
         Notes receivable - related party                        (2,437,000)                 --
         Inventory                                                 (153,000)           (358,000)
         Prepaid expenses                                            31,000                  --
         Due from AGN LLC                                          (144,000)            (75,000)
      Increase (decrease) in:
         Accounts payable and accrued expenses                      561,000             361,000
         Hall's share of surplus                                   (120,000)                 --
         Prize fulfillment fees payable                             277,000                  --
         Other long-term liabilities                                231,000                  --
                                                               ------------        ------------
   Net cash provided by (used for) operating activities            (567,000)           (286,000)
                                                               ------------        ------------
Cash flows from investing activities:
   Acquisition of property and equipment                         (4,104,000)         (1,294,000)
   Increase in cash and restricted cash balances                   (249,000)                 --
                                                               ------------        ------------
   Net cash provided by (used for) investing activities          (4,353,000)         (1,294,000)
                                                               ------------        ------------
Cash flows from financing activities:
   Proceeds from sale of common stock including collection
     of shareholder notes                                         5,877,000             985,000
   Proceeds from debt                                               658,000           1,062,000
   Principal payments of debt                                      (620,000)           (171,000)
   Payment of preferred stock dividends                            (123,000)           (149,000)
   Purchase of treasury stock                                            --             (10,000)
   Financing costs                                                       --            (166,000)
                                                               ------------        ------------
   Net cash provided by (used for ) financing activities          5,792,000           1,551,000
                                                               ------------        ------------
Net change in cash and cash equivalents                             872,000             (29,000)

Cash and cash equivalents, beginning of period                    1,508,000           1,537,000
                                                               ------------        ------------

Cash and cash equivalents, end of period                       $  2,380,000        $  1,508,000
                                                               ============        ============
Supplemental disclosure of interest paid:                      $    167,000             102,000
                                                               ============        ============



                 See notes to consolidated financial statements

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         OPERATIONS - Multimedia Games, Inc. and its subsidiaries (the "Company") provides satellite linked, high stakes bingo games and interactive high speed bingo games played on interconnected electronic player stations to participating bingo halls owned primarily by American Indian tribes located throughout the United States. The Company also provides proxy play services for its MegaBingo and MegaCash games to bingo players located off Indian lands through a subsidiary's 49% interest in American Gaming Network L.L.C. ("AGN"). To date, revenues from proxy play bingo have been insignificant.

         Prior to August 1995, the Company's principal business was to conduct high stakes bingo games under the names MegaBingo, MegaCash and MegaBingo Lite. MegaBingo and MegaCash are played simultaneously at multiple bingo halls using a closed-circuit television satellite link thereby allowing a greater number of players to compete against one another for prizes generally larger than could be offered by a bingo hall acting alone. The participating bingo halls are owned and operated on behalf of American Indian tribes. MegaBingo Lite provides smaller prizes to similarly linked Indian bingo halls.

         In August 1995, the Company introduced MegaMania, a high-speed bingo game developed by the Company that allows customers to purchase bingo cards and to play bingo on an interactive electronic player station that requires rapid decisions and presents game results in a fast-action color video format featuring graphics and animation accompanied by sound. The stations are interconnected with other stations at participating bingo halls through the Company's computer network, thus allowing players to compete against one another to win a common pooled prize.

         The Company's games are currently designed to be operated as Class II games as defined by the Indian Gaming Regulatory Act of 1988 ("IGRA"). IGRA classifies gaming on Indian lands into three classes. Class I gaming includes traditional Indian social and ceremonial games and is regulated only by the tribes. Class II gaming includes bingo, pull-tabs, lotto, punch boards, tip jars, instant bingo, certain card games played under limited circumstances and other games similar to bingo if those games are played at the same location where bingo is played. Class III gaming consists of all forms of gaming that are not Class I or Class II, such as video casino games, slot machines, most table games and keno. (See Note 11.)

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

         CONSOLIDATION PRINCIPLES - The financial statements include the activities of Multimedia Games, Inc. and its three wholly owned subsidiaries, MegaBingo, Inc. ("MBI"), Multimedia Creative Services, Inc. and TV Games, Inc. ("TV Games").

         The financial statements also include TV Games' allocable share of income or losses (to the extent of the Company's investment basis) from AGN, which is accounted for under the equity method. In October 1997, the Company acquired the remaining 51% interest in AGN (see Note
         3).

         CASH AND CASH EQUIVALENTS - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with remaining maturities when purchased of three months or less to be cash equivalents.

         RESTRICTED CASH AND CASH EQUIVALENTS - Restricted cash and cash equivalents include $256,000 held in reserve for MegaBingo prizes under the provisions of the Integrated Services Agreements with the tribes and $1,527,000 representing the present value of investments held by the Company's prize fulfilment firm related to outstanding jackpot prize winner annuities.

         INVENTORY - Inventory consists primarily of computer equipment components for MegaMania player stations and completed MegaMania player station units. Inventory is carried at the lower of cost, (first-in, first-out) or market.

         PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. The cost of property and equipment is depreciated over its estimated useful life generally using the straight line method. Equipment under leases which convey ownership to the leasee at the end of the lease term is depreciated over the shorter of the lease term or three years. Predominately all of the Company's property and equipment is depreciated over two to five years. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in operations.

         Under the provisions of the Integrated Services Agreements with the tribes, any MegaBingo satellite dishes and monitoring equipment purchased and placed at the hall locations revert to the ownership of the tribe at the end of the agreement. This provision does not apply to MegaMania related equipment.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

         GOODWILL--The amount paid for the assets of MegaBingo plus the liabilities assumed in excess of the fair value of the identifiable assets purchased has been recorded as goodwill (see Note 2). The Company amortizes goodwill over 20 years using the straight-line method. Goodwill is reported net of accumulated amortization in the accompanying financial statements. Accumulated amortization amounted to $75,000 and $48,000 at September 30, 1997 and 1996, respectively.

         The Company continually re-evaluates the carrying amount of goodwill as well as the amortization period to determine whether current events and circumstances warrant adjustments to the carrying value and/or estimates of useful lives. Estimated future pre-interest cash flows associated with the assets of the MegaBingo business is used for this evaluation. At this time, the Company believes that no impairment of goodwill has occurred and that no reduction of the estimated useful life is warranted.

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

         ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts and inventory obsolescence, asset lives of equipment, deferred tax assets, and the provision for and disclosure of litigation and loss contingencies. Actual results may differ from these estimates in the near term.

         RECLASSIFICATIONS - Certain 1996 balances have been reclassified to conform to 1997 reporting.

         INCOME (LOSS) PER COMMON SHARE - Income (loss) per common share is computed on the basis of the weighted average shares of common stock outstanding for the years ended September 30, 1997 and 1996. Options and warrants are common stock equivalents and, along with contingent stock issuances, are considered in the computation of income per common share using the treasury stock method when they are dilutive. To determine income per common share, net income is adjusted for preferred stock dividends, whether paid or not.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

         REVENUE - Revenues from the operation of the MegaBingo, MegaMania and other bingo games are recognized as the gaming session for which the cards were purchased occurs. MegaMania revenues are recorded net of prizes awarded.

         Lease revenues from the lease of MegaMania player stations are generally based on a percentage of revenue generated by the player stations and are recognized as the revenues are generated by the player stations. See Note 13.

         Revenues from the sale of electronic player stations are recorded when the player stations are delivered to the purchaser.

         STOCK BASED COMPENSATION - The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plans. Under this standard, no compensation expense is recognized for grants of options which include an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company's grants in 1997 and 1996, no compensation expense has been recognized.

2.       MEGABINGO TRANSACTIONS; INTEGRATED SERVICES AGREEMENTS

         In December 1994, MBI purchased substantially all of the assets used by American Gaming and Entertainment Ltd. (formerly Gamma International, Ltd. and referred to herein as "AGE") in its bingo gaming activities (the "AGE Assets"), including the assets used in the conduct of the MegaBingo and MegaCash games. The AGE Assets did not include certain Integrated Services Agreements between AGE and various Indian tribes. Most of the AGE Integrated Services Agreements have been replaced by Integrated Services Agreements between the Company and the applicable Indian tribe. The Company continues to service those AGE Integrated Services Agreements that have not been replaced (the "AGE Contracts") pursuant to a services agreement with AGE (the "AGE Services Agreement") for a fee of 100% of the net cash flow generated by the AGE Contracts plus expenses incurred by the Company. Since December 1994, the revenues and expenses of the MegaBingo games serviced under the AGE Contracts have been reflected in the financial statements at their gross amounts and not netted and recorded as service fees. The AGE Services Agreement is scheduled to expire in April 1999.

         Virtually all of the Company's revenues are derived from the Integrated Services Agreements with various tribes. The Company, in its name or in the name of AGE, has written agreements with approximately 50 American Indian tribes that provide the Company with the exclusive right to conduct bingo operations on their respective Indian lands. Approximately 20 of these agreements were

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

         renewed for five (5) year terms in 1995 and half of the remaining contracts have unexpired terms of between two and three years. The remaining contracts are being continued on a month to month basis.

         Approximately 45% and 43% of revenues (inclusive of MegaBingo and MegaMania revenues) during the years ended September 30, 1997 and 1996, respectively, were derived from halls operated by four tribes, including 26% derived from one tribe in 1997.

3.       AMERICAN GAMING NETWORK

         American Gaming Network LLC and its predecessors ("AGN") was originally formed by the Company and a 50% third party partner in July 1995 to pursue the development of gaming opportunities on the Internet.

         In July 1996, the Company purchased the 50% interest of the third party partner through a newly formed entity ("AGN Venturers LLC"), for consideration that included a $400,000 note payable by the new entity to the third party partner (the " $400,000 Note). Contemporaneously, the Company sold AGN Venturers LLC to a group of investors ("Investors"), for $100,000, the agreement of the Investors to contribute $400,000 to AGN and a several guarantee of each Investor of AGN's note payable to the Company in the amount of $336,000, which evidenced working capital advances previously made to AGN by the Company. One of the Investors is Gordon T. Graves, the Company's Chairman of the Board and Chief Executive Officer, who acquired 10% of AGN Venturers LLC. At September 30, 1997, in addition to the $336,000 note, AGN owed the Company $45,000. The $336,000 note was paid off in October 1997.

         Simultaneously with the sale of AGN Venturers LLC,the Company and AGN Venturers LLC entered into a Put and Call Agreement pursuant to which AGN Venturers LLC had the right to "put" back to the Company its 51% interest in AGN and repay the $336,000 note in exchange for 278,667 shares of Common Stock. The Put and Call Agreement further provides that the Company would issue AGN Venturers LLC an additional 133,333 shares upon the payment by AGN Venturers LLC of a $400,000 note due the former partner in AGN which was guaranteed by AGN. In October 1997, AGN Venturers LLC exercised its "put" right with respect to the 278,667 shares and in December 1997 paid the $400,000 note and exercised its "put" right with respect to the 133,333 shares. As a result, beginning in the first quarter of fiscal 1998, AGN is 100% owned by the Company. As a result of the exercise of the put rights by AGN Venturers, Mr. Graves acquired 41,200 shares of Common Stock.

4.       DISTRIBUTION AND LICENSING AGREEMENT WITH NETWORK GAMING

         In December 1995, the Company entered into distribution and licensing agreements with Network Gaming International Corporation (formerly AI Software, Inc.; "Network Gaming"), a company with its principal offices located in Vancouver, British Colombia.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

         For $500,000, Network Gaming purchased and was appointed the exclusive distributor of the Company's MegaBingo and MegaCash systems and other game software for use in Canada and China. The revenue from the sale of the license agreement is reflected as other revenue in the accompanying financial statements for the year ended September 30, 1996.

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

5.       PROPERTY AND EQUIPMENT

         At September 30, 1997, the Company's property and equipment consisted of the following:

                 Gaming and satellite equipment                     $ 5,020,000
                 Software costs                                       2,176,000
                 Other                                                  101,000
                                                                    -----------
                 Total property and equipment                         7,297,000
                 Less accumulated depreciation                       (2,327,000)
                                                                    -----------

                 Property and equipment, net                        $ 4,970,000
                                                                    ===========

         Depreciation expense amounted to $1,748,000 and $479,000 during the years ended September 30, 1997 and 1996, respectively. The net book value of capitalized software costs at September 30, 1997, was $1,770,000. Depreciation expense related to software cost amounted to $310,000 and $159,000, during the years ended September 30, 1997 and 1996, respectively.

6.       BRIDGE DEBT

         In August 1996, Bridge Debt was raised in anticipation of the Company's private placement of equity securities which was completed in November 1996 (the "November Placement"). The Bridge Debt bore interest at 10.5%, was due in one year and was mandatorily redeemable from the proceeds of the November Placement. (see Note 9). In connection with the Bridge Debt, redeemable warrants representing the right to purchase 173,310 shares of common stock were issued to the placement agent (the "Class B Bridge Warrants") and redeemable warrants representing the right to purchase 360,000

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

         shares of common stock were issued to the purchasers of the Bridge Debt (the "Class A Bridge Warrants and, together with the Class B Bridge Warrants, the "Bridge Warrants"). Each Class A Bridge Warrant represents the right to purchase one share of common stock at $8.00 per share (subject to adjustments) and has identical terms as the Class A Warrants issued in the November Placement. Each Class B Bridge Warrant represents the right to purchase one share of common stock at $8.00 per share (subject to adjustments) and has identical terms as the Class B Warrants issued in the November Placement. The value assigned to the Bridge Warrants as well as the remainder of the Bridge Debt issuance costs have been treated as an adjustment to the effective interest rate of the Bridge Debt. Approximately $84,000 in interest cost was recognized during 1996 related to the value of the Bridge Warrants and issuance costs and an additional $40,000 was recognized in the year ending September 30, 1997. The Bridge Debt was converted into common stock and warrants in connection with the November Placement.

7.       LONG-TERM DEBT

         In August 1995, the Company entered into a Revolving Credit and Term Loan Agreement (the "Credit Agreement"), which as amended, provided for a term loan in the amount of $837,000 and a revolving line of credit. The proceeds of the original loan along with 12,500 shares of the Company's Series A preferred stock were used to satisfy debt incurred in the purchase of the AGE Assets (see Note 2). Principal of $9,510 and interest are payable monthly until October 31, 1998, at which time all outstanding principal and interest are due. The interest rate is the Chase Manhattan Bank, N.A. prime rate plus 1/2% (9% at September 30, 1997). There was $675,000 outstanding on the term loan at September 30, 1997 and there were no outstanding balances on the revolver at September 30, 1997.

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

         The remaining $395,000 of long-term debt consists primarily of debt used to finance the purchase of electronic gaming player station components. The debts are due in monthly payments plus interest at approximately 12%. The debts are collateralized by the equipment purchased.

         Based upon the borrowing rates currently available to the Company for bank borrowings with similar terms, the Company believes that the carrying amount of these borrowings at September 30, 1997, approximates fair value.

         At September 30, 1997, aggregate future maturities of long-term debt are as follows: 1998 - $395,000; 1999 - $203,000 and 2000 - $472,000.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

8.       INCOME TAXES

         The provision for income taxes (benefit) consisted of the following for the years ended September 30, 1997 and 1996:

                                              1997              1996
                                           -----------       -----------
              Current:
                   Federal                 $        --       $    32,000
                   State                            --             5,000
                   Deferred                   (452,000)          (37,000)
                                           -----------       -----------

              Net income tax expense
              (benefit)                    $  (452,000)      $        --
                                           ===========       ===========

         A reconciliation of the expected income tax expense (benefit) based upon the federal statutory rate of 34% and the taxes reflected in tax expense is as follows for the years ended September 30, 1997 and 1996:

                                                         1997               1996
                                                     ------------       ------------
              Expected federal income
                      tax expense                    $    292,000       $     14,000
              Nondeductible meals                          15,000             13,000
              Use of net operating losses                (307,000)                --
              Change in valuation allowance
                    of net operating losses              (452,000)           (27,000)
                                                     ------------       ------------
              Net income tax expense (benefit)       $   (452,000)      $         --
                                                     ============       ============

         Differences between the book value and the tax basis of the Company's assets and liabilities and net operating losses results in deferred tax assets and liabilities as follows:

                                                            1997           1996
                                                          --------       --------
              Deferred tax asset - current:
                      Accounts receivable allowance       $ 47,000       $ 29,000
                      Vacation accrued                      32,000         23,000
                      Valuation allowance                       --        (52,000)
                                                          --------       --------
              Net current deferred taxes                  $ 79,000       $     --
                                                          ========       ========

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                          Deferred tax asset - noncurrent:
                                  Net operating losses              $     629,000      $      749,000
                                  Tax credit carryforward                   6,000                  --
                          Deferred tax liability - noncurrent:
                                 Goodwill                                 (10,000)             (6,000)
                                 Depreciation                            (246,000)                 --
                                                                    -------------       -------------

                                                                          379,000             743,000

                 Valuation Allowance                                           --            (743,000)
                                                                    -------------       -------------

                 Net noncurrent deferred taxes                      $     379,000       $          --
                                                                    =============       =============

         Based on the generation of taxable income before the utilization of the net operating loss carryforward in the past three years, the Company has removed the valuation allowance for all deferred tax assets in excess of deferred tax liabilities, under the assumption that it is more likely than not that future taxable income will be generated to realize the deferred tax assets.

         At September 30, 1997, the Company's net operating loss carryforward for income tax purposes was approximately $1,654,000. Because of the private placement of equity in November 1996, the Company's use of its net operating loss carryforwards will be limited to approximately $800,000 in any one taxable year. The Company's net operating loss carryforwards expire in 2008 through 2010.

9.       STOCKHOLDERS' EQUITY

         Series A Preferred Stock

         During fiscal year 1995, the Company amended its articles of incorporation to provide for the issuance of up to 2,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the Board of Directors. In January 1995, the Board of Directors approved a Series A preferred stock which is cumulative, voting and convertible. The Series A preferred stock is subject to redemption at the election of the Company for $10 per share.

         During 1996, 2,000 outstanding Series A preferred shares were canceled in exchange for a combination of the cancellation of amounts owed to the Company and cash. During 1997, 25,126 outstanding Series A preferred shares were converted into 125,630 shares of the Company's common stock.

         Commencing in January 1997, the Series A preferred stock is convertible into common stock at the rate of five shares of common for each share of Series A preferred stock. Based on the number of shares of Series A preferred stock outstanding at September 30, 1997, an additional 545,960 shares of common stock would be issued if a full conversion were to occur. Of the Series A preferred stock outstanding, 80,175 shares (convertible into 400,875 common shares) are owned by or under the control of the Company's Chairman/Chief Executive Officer.

         The Series A preferred stock has a liquidation preference over the Company's common stock equal to $10 per share of Series A preferred stock, or $1,092,000 in the aggregate at September 30, 1997. The holders of the Series A preferred stock are entitled to a cumulative preferred dividend, payable

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

         quarterly, at the rate of $1.10 per share per annum. In the event the Company remains in arrears for more than two quarters, holders of the Series A preferred stock voting as a class are entitled to elect a majority of the Company's Board of Directors.

         In October 1997, an additional 18,403 shares of Series A preferred stock was converted into 92,615 shares of common stock.

         Common Stock

         In February and March 1996, the Company completed a private placement (the March Placement) of 589,375 shares of its common stock at a price of $2.00 per share, including 39,875 shares issued to the placement agent for the transaction. The March Placement generated net proceeds after offering costs of approximately $949,000. The shares sold were subject to a provision in a registration rights agreement which required the Company to issue 1/10th of a share for each share originally issued in the March Placement for each 90 day period after the closing date that the Company failed to file a registration statement with the SEC. Because of the pending offering of Bridge Debt and the November Placement, the Company was unable to file the registration statement until November 1996, and accordingly an additional 110,000 shares were issued pursuant to this provision.

         Concurrently with the March Placement, the Board of Directors authorized the exercise by the Company's Chairman/Chief Executive Officer of previously issued common stock purchase warrants to acquire 291,545 shares of the Company's common stock at $2.00 per share. Such exercise was accomplished by the issuance to the Company of a note bearing interest at 6% and due in five years. Such exercise was intended to avoid a change in ownership for tax purposes which could limit the amount of net operating losses available in any future annual period to offset taxable income of the Company.

         In November 1996, the Company completed a private placement of approximately 1.2 million shares of the Company's common stock for $3.00 per share. Each of the 1.2 million shares sold was accompanied by a redeemable warrant to purchase an additional share of the Company's common stock for $8 commencing in November 1997 (a "Class A Warrant"). After November 7, 1997, each Class A Warrant may be redeemed by the Company for $.10 when the closing bid price of the Company's common stock has been at least $12.00 for 20 consecutive trading days. A total of 350,000 Class B Warrants were granted to the placement agent in connection with the November Placement. Each Class B warrant represents the right to purchase one share of the Company's common stock for $8 commencing in November 1997, and may be redeemed by the Company after February 7, 1999, when the closing bid price of the Company's common stock has been at least $12.00 for 20 consecutive trading days.

         The November Placement was preceded by a private placement of Bridge Debt and the issuance of Bridge Warrants as described in Note 6.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

         Common Stock Warrants and Options

         In connection with past financing arrangements and as compensation for consulting and professional services, the Company has issued warrants and options to purchase its common stock. The following tables summarize such warrant and option activity for 1997 and 1996:



         1996 ACTIVITY:

                                                      Number of                                                    Number of
                    Exercise                          Warrants                                                      Warrants
                     Price                           Outstanding                                                  Outstanding
                      Per           Expiration         October                                     Expired/        September
                     Share            Date             1, 1995         Granted     Exercised      Canceled          30, 1996
                 -------------   ---------------   --------------   -----------    ----------    -----------     --------------
                     $1.00            Oct 95                6,000          --            6,000            --                --
                     $1.50        Oct 95-Dec 95            33,333          --           13,332         20,001               --
                     $2.00        Sep 97-Jan 98           394,450          --          291,545            --            102,905
                     $2.50           Mar 2000              10,000          --              --             --             10,000
                     $2.75        May 97-Jul 97            83,765          --            9,000            --             74,765
                     $3.50           Jul 2000             175,000          --              --             --            175,000
                     $4.00           Jul 2000              18,750          --              --             --             18,750
                     $6.60            Jul 98               23,550          --              --             --             23,550
                     $8.00           Aug 2001               --           523,310           --             --            523,310
                                                       ----------     ----------    ----------      ---------        ----------
                                                          744,848        523,310       319,877         20,001           928,280
                                                       ==========     ==========    ==========      =========        ==========

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


         1997 ACTIVITY:

                                                      Number of                                                     Number of
                    Exercise                          Warrants/                                                      Warrants/
                     Price                             Options                                                       Options
                      Per           Expiration       Outstanding                                      Expired/      Outstanding
                     Share            Date          October 1, 1996        Granted     Exercised      Canceled   September 30, 1997
                     -----          ----------      ---------------        -------     ---------      --------   ------------------
                     $2.00        Sep 97-Jan 98           102,905             --        98,637             --             4,268
                     $2.50           Mar 2000              10,000             --        10,000             --                --
                     $2.75        May 97-Jul 97            74,765             --        71,531          3,234                --
                     $3.50           Jul 2000             175,000             --       175,000             --                --
                     $4.00           Jul 2000              18,750             --            --             --            18,750
                     $6.60            Jul 98               23,550             --        18,334             --             5,216
                    $5.688*          Feb 2007                  --        100,000            --             --           100,000
                    $ 8.00*          Aug 2007                  --         54,000            --             --            54,000
                    $10.00*          Aug 2007                  --         54,000            --             --            54,000
                    $12.00*          Aug 2007                  --         54,000            --             --            54,000
                    $ 8.00          Aug. 2001             523,310      1,518,833       250,000             --         1,792,143
                    $10.00*          May 2002                  --         27,000            --             --            27,000
                    $11.00*         June 2002                  --         50,000            --             --            50,000
                    $13.38*        Sept. 2002                  --        100,000            --             --           100,000
                                                          -------      ---------       -------        -------         ---------
                                                          928,280      1,957,833       623,502          3,234         2,259,377
                                                          =======      =========       =======        =======         =========


         *Indicates warrant/option is not currently exercisable.

10.      STOCK OPTION AND EMPLOYEE BENEFIT PLANS

         During fiscal year 1993, the Company's Board of Directors approved a Salaried Employee Participation Plan (the "1993 Plan") and reserved an aggregate of 200,000 shares of common stock to be issued thereunder. Options issued under the 1993 Plan vest ratably over a five-year period from the date of grant. Commencing with the adoption of the 1996 Plan discussed below, no further grants of options will be made under the 1993 Plan.

         In November 1994, the stockholders of the Company approved the Company's 1994 Director Stock Option Plan (the Director Plan) and the Company's 1994 Employee Stock Option Plan (the 1994 Employee Plan) previously adopted by the Board of Directors, pursuant to which 60,000 shares and 360,000 shares, respectively, of the Company's common stock were reserved for issuance. Options issued under the Director Plan and the 1994 Employee Plan vest ratably over a five-year period from the date of grant. Commencing with the adoption of the 1996 Plan discussed below, no further grants of options will be made under either the Director Plan or the 1994 Employee Plan.

         In August 1996, the Board of Directors of the Company approved the 1996 Stock Incentive Plan (the 1996 Plan). Under the 1996 Plan, various stock based incentive awards may be made including incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares or deferred stock purchases. Options issued under the 1996 Plan vest ratably over a four-year period from the date of grant. The total number of shares of common stock or common stock equivalents that may be issued under the 1996 Plan is 274,320 plus an amount equal to 10% of the number of shares of common stock issued by the Company after August 15, 1996 and prior to December 31, 2000. As of September 30, 1997, a total of 478,330 shares of common

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

         stock or common stock equivalents were available for grant under the 1996 Plan. The Company has agreed with the placement agent of its November Placement that it will not grant options under the 1996 Plan to purchase more than 200,000 shares during the one year period ending July 24, 1997, or more than 100,000 shares during each of the three one year periods thereafter. In order to have grants made which qualify as incentive stock options, the 1996 Plan was approved by the Company's stockholders in March 1997.

         The activity relating to stock option issuances under the above plans are as follows for each of the two years ending September 30, 1997 and 1996:

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

         1996 ACTIVITY:

                                                       Number of                                     Number of
                     Exercise                           Options                                       Options
                      Price                           Outstanding                   Exercised/      Outstanding
                       Per            Expiration        October                      Expired/        September
                      Share             Date             1, 1995       Granted       Canceled         30, 1996
                  -------------    ---------------   -------------   -----------    ----------     --------------
                 1993 PLAN:
                      $1.50             Oct 97           45,000             --            --            45,000

                 1994 DIRECTOR
                     PLAN:
                      $2.50            Jul 2004          40,000             --            --            40,000

                 1994 EMPLOYEE
                 PLAN
                      $2.00            Mar 2005          91,000             --        35,000            56,000
                      $2.50            Jul 2004         130,000             --        10,000           120,000
                      $2.50            Feb 2006              --         75,000            --            75,000
                      $2.75            Jul 2005          24,500             --         9,500            15,000
                      $3.00            Oct 2005              --         60,000        60,000                --
                      $4.00            Apr 2006              --         26,000         7,000            19,000
                                                        -------        -------       -------           -------
                                                        330,500        161,000       121,500           370,000
                                                        =======        =======       =======           =======

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

1997 ACTIVITY:

                                                       Number of                                     Number of
                     Exercise                           Options                                       Options
                      Price                           Outstanding                   Exercised/      Outstanding       Exercisable
                       Per            Expiration        October                      Expired/        September         September
                      Share             Date             1, 1996       Granted       Canceled         30, 1997         30, 1997
                  -------------    ---------------   --------------  -----------    ----------     --------------   --------------
                 1993 PLAN:
                      $1.50             Oct 97         45,000             --        10,000            35,000            27,000

                 1994 DIRECTOR
                     PLAN:
                      $2.50            Jul 2004        40,000             --            --            40,000            40,000

                 1994 EMPLOYEE
                 PLAN
                      $2.00            Mar 2005        56,000             --            --            56,000            28,000
                      $2.50            Jul 2004       120,000             --        10,000           110,000            80,000
                      $2.50            Feb 2006        75,000             --        45,000            30,000             7,500
                      $2.75            Jul 2005        15,000             --         7,500             7,500                --
                      $4.00            Apr 2006        19,000             --            --            19,000             4,750


                 1996 STOCK
                 INCENTIVE PLAN
                      $4.375           Oct 2006            --        145,000         8,000           137,000                --
                      $4.750           Jan 2007            --         17,000            --            17,000                --
                      $5.500           Feb 2007            --         43,000        10,500            32,500                --
                      $5.688           Feb 2007            --         69,000            --            69,000                --
                      $7.141           Feb 2007            --         10,000            --            10,000                --
                      $8.000           Mar 2007            --          2,500            --             2,500                --
                                                    ---------      ---------       -------          --------          --------
                                                      370,000        286,500        91,000           565,500           187,250
                                                    =========      =========       =======          ========          ========



         The Company expects to continue to issue stock options to new employees as they are hired and to current employees as incentives from time to time.

         The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in fiscal 1997 and 1996 associated with employee stock options. Pro forma information regarding net income and earnings per share is required by SFAS No.
         123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995, under the fair value method of that statement. The fair value of options granted in fiscal years 1997 and 1996 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                                 1997                 1996
                                               --------            ----------
          Weighted average Life                3.5 years            3.5 years

          Risk-free interest rate              6.56%                6.12%
          Expected volatility                  72%                  72%

          Expected dividend yield              None                 None

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

         Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee stock options granted during 1997 and 1996 was $3.22 and $1.72 per share, respectively. The fair value of options granted during 1997 and 1996 under the Company's stock option plans totalled $631,000 and $255,000, respectively.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                      1997                       1996
                                                  -------------             -------------
          Net income (loss):
              As reported                        $    1,311,000            $       40,000
              Pro forma                          $      969,000            $      (45,000)

          Earnings (loss) per common share:
              As reported                        $          .27            $         (.04)
              Pro forma                          $          .19            $         (.07)

          Earnings (loss) per common share,
            fully diluted:
              As reported                        $          .20            $         (.04)
              Pro forma                          $          .15            $         (.07)

         The above SFAS No. 123 pro forma disclosures are not necessarily representative of the effect SFAS No. 123 will have on the pro forma disclosure of future years.

         During 1994, the Company established an employee savings plan pursuant to Section 401(K) of the Internal Revenue Code. The plan provides for the employees to make tax deferred deposits into the plan to the extent of 6% of their annual base compensation. The Company matches half of the allowed employee contributions and such Company contributions amounted to $34,000 for each of the years ended September 30, 1997 and 1996.

11.      COMMITMENTS AND CONTINGENCIES

         Pending Investigation

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

         On April 8, 1997, the Company entered into a Memorandum of Understanding with the NIGC to implement certain changes to its MegaMania game. In entering into the Memorandum of Understanding and implementing the changes to its MegaMania game, the Company believed that any remaining interpretive disagreements with the U.S. Attorney over the Class II status of MegaMania would be resolved. However, subsequent to July 23, 1997, the Company and certain tribes in Oklahoma received letters from the U.S. Attorney and other U.S. Attorney offices in Oklahoma

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

         informing the Company and the tribes that such offices continue to consider the Company's MegaMania game to be an illegal Class III gaming activity. To date, no enforcement action has been instituted by the Department of Justice. If instituted, the Company intends to vigorously defend the legality of MegaMania as a Class II gaming activity.

          Litigation

         The Company is a party to various lawsuits and claims arising out of the ordinary course of its business. No accrual for potential loss has been made in the accompanying financial statements as management does not believe that the likelihood of a material loss is probable at this time.

         Prize Fulfillment Firm

         In order to reduce the need for prize reserve account funds and to further reduce exposure to game deficits during periods of abnormally high rates of jackpot prize wins, MBI has engaged a related party firm specializing in prize fulfillment services to pay jackpot prizes won during the term of a prize fulfillment agreement. The prize fulfillment agreement specifies a maximum cumulative liability over the term of the contract, in exchange for fees based on gross game receipts. Prize fulfillment premiums amounted to $2,642,000 and $3,041,000 for the years ended September 30, 1997 and 1996, respectively. The current arrangements with such firm expire on December 31, 1998. There can be no assurance that the prize fulfillment agreement will be available at all or on commercially acceptable terms upon the expiration of the existing agreement.

         Under the terms of the prize fulfillment agreement, the Company is reimbursed for prizes awarded at an amount equal to the present value for the jackpot prize payments less a deductible which is $15,000 per occurrence. These prize fulfillment funds are then utilized to satisfy the obligation to the jackpot prize winner through a lump-sum cash payment or the purchase of an annuity. In those cases where the prize winner elects an annuity, the obligation has historically been discharged by purchasing annuity contracts from insurance companies rated by A.M. Best as A+, with the prize winner listed as the sole beneficiary. Purchased annuity contracts entered into by AGE prior to April 15, 1994, which provide for various insurance companies to make payments directly to prize winners over a specified period of time in the aggregate amount of approximately $6,085,000 are outstanding at September 30, 1997. The outstanding amounts include 22 annuity contracts aggregating approximately $5,055,000 which were purchased from an insurance carrier that is currently under an Order of Rehabilitation to the Michigan State Commissioner of Insurance. Under this Order, payments under all such contracts will continue until ordered otherwise by the State of Michigan. It is unknown at this time as to whether further court actions will result in reductions in amounts owed under these annuity

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

         contracts.   There can be no assurance that this or any other
         insurance company responsible for outstanding annuities will continue to fulfill all their obligations under the annuity contracts.

         The Company is not responsible for any obligations to prize winners prior to April 15, 1994, whether in lieu of annuities or in respect of shortfalls on annuities or otherwise (except for specifically assumed liabilities which amounted to approximately $77,000 at September 30,
         1997). Further, the Company is not responsible for prize annuities awarded during the period April 15, 1994 through December 22, 1994, except as to the obligation to discharge obligations of the MegaBingo operations with the assets of the MegaBingo operation and under the indemnification provisions of the AGE Services Agreement. The present value, at September 30, 1997, of the prize annuities awarded from April 15, 1994 to December 22, 1994, which are not reflected in the financial statements, is $214,000. The present value of the prize annuities and market value of the related treasury investments at September 30, 1997 of prize annuities awarded subsequent to December 23, 1994 through September 30, 1997 was approximately $1,527,000, which has been reflected as restricted investments and other long-term liabilities in the accompanying financial statements.

         Beginning in August 1994, the Company began a policy of funding prize annuities with United States Treasury Bills with maturities which correspond to the due dates of the annuity payments. Under its arrangements with the prize fulfillment firm, the prize fulfillment firm purchases the treasury securities and administrates payments to the winners. The Company believes that this annuity payment structure will minimize the risk of annuity defaults on future prizes awarded.

         Operating Leases

         The Company leases its executive offices and other corporate offices under non-cancelable operating leases. Future minimum rentals by fiscal year under these arrangements are as follows:

                          1998                                        127,000
                          1999                                        113,000
                          2000                                         94,000
                          2001                                         94,000
                          2002                                          8,000

         Rental expense during fiscal years 1997 and 1996 amounted to $131,000 and $117,000, respectively.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

12.      RELATED PARTY TRANSACTIONS

         In June 1997, Graves Properties, Ltd., a limited partnership controlled by Gordon T. Graves, the Company's Chairman and Chief Executive Officer, formed Equipment Purchasing L.L.C. ("EPLLC") for the purpose of purchasing MegaMania player stations from the Company and leasing the stations to Indian tribes. In June 1997, EPLLC purchased approximately 100 MegaMania player stations from the Company for a total purchase price of $637,347, payable in two promissory notes of EPLLC, one a short term note in the principal amount of $400,000 bearing interest at approximately 7% per annum, and the other a 12% note in the principal amount of $237,344 due in two years, with interest only payable monthly. In December 1997, EPLLC paid the short term note in full. The purchased equipment has been leased to a tribe under terms where the Company receives a percentage of the revenues generated by the equipment in consideration of providing the equipment and the MegaMania game to the tribe. The Company and EPLLC have agreed to a sharing of such percentage of revenues, with EPLLC receiving a share equal to the greater of a fixed percentage amount or such amount as is necessary to satisfy EPLLC's monthly payment on the purchase note due the Company and to amortize on a monthly basis the cash contributed to EPLLC by Graves Properties, Ltd.

         In September 1997, EPLLC purchased approximately 345 MegaMania player stations from the Company for a total purchase price of approximately $1,800,000, of which $990,000 was paid in cash in December 1997, and the balance with a 12% note of EPLLC in the principal amount of $810,000 due in two years, with interest only payable monthly. The purchased equipment has been leased to five different tribes under terms where the Company receives a percentage of the revenues generated by the equipment which is shared with EPLLC under terms consistent with those of the June 1997 sale discussed above.

         In connection with the sales of the electronic player stations to EPLLC, the Company recorded revenues of $2,436,000 during the year ended September 30, 1997 with related costs of sales of $1,183,000.

         As an inducement to consummate the June 1997 sale, the Company issued to EPLLC 50,000 warrants to purchase common stock at an exercise price of $11.00 per share, which was the market value of the common stock on the date of issuance. The estimated fair market value (as determined by an investment banker) of these warrants is $2,500 and has been recorded as additional cost of sales. As an inducement to consummate the September 1997 sale, the Company issued to EPLLC 100,000 warrants to purchase common stock at an exercise price of $13.38 per share which was the market value of the common stock on the date of issuance. The estimated fair market value (as determined by an investment banker) of these warrants is $5,000 and has been recorded as additional cost of sales. The warrants will become exercisable one year after the date of issue and expire five years after the date of issue. The warrants are redeemable by the Company at $.10 per share if the closing price of the common stock for 20 consecutive trading days has been at least 150% of the applicable exercise price.

         In connection with the sale of the equipment, the Company also entered into a two year management agreement with EPLLC whereby the Company is responsible for proposing, establishing and modifying the MegaMania game procedures and the related game accounting procedures; supervising and administering the rental agreement with the Indian tribe; using its best efforts to re-lease the purchased equipment to other parties if the present rental agreement is terminated; collecting all rents due under the rental agreement; performing all necessary repairs and maintenance, but not bearing any risk of loss for damages; conducting necessary marketing; maintaining insurance; and paying all sales and use taxes and performing other administrative functions. As compensation for these services, the Company will receive $10.00 per electronic player station as a re-leasing fee and $10.00 per electronic player station per month as a management fee. The Company has the option to repurchase the equipment at its then fair market value if after giving effect to the payment of such repurchase price and the net rental income received by EPLLC, EPLLC has received a 20% internal rate of return.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                             NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

13.     MEGAMANIA LEASES

         The Company sells its electronic player stations to its customers for cash or through revenue sharing arrangements. Under the revenue sharing arrangements, a portion of the revenue from the player stations is paid to the Company until the sales price of the unit, plus interest, is recovered. Approximately $64,000 was received under such provisions during 1996 and $1,786,000 in 1997. Outstanding principal under equipment sales pursuant to such revenue sharing arrangements amounted to $2,969,000 at September 30, 1997. Generally, title to the player stations transfers to the lessee at the end of the lease period. Revenue from the equipment sales pursuant to revenue sharing is recorded as revenue as it is earned because the Company generally must continue to operate the MegaMania network in order to realize the sales proceeds. There can be no assurance that the Company will realize the entire amount of $2,969,000 at September 30, 1997, because customers could elect to remove the player stations prior to their being fully paid for or because the economic performance of the player stations at a particular location is not sufficient to amortize the principal of the revenue sharing obligation.

         The cost and net book value at September 30, 1997 of MegaMania lease equipment amounted to $3,285,000 and $2,681,000, respectively. MegaMania lease equipment is depreciated over a three year period unless the rate of payments being received indicates transfer of title will occur to the lessee on a more rapid rate.

14.      CONCENTRATIONS OF CREDIT RISK

         The Company maintains its cash in bank deposit accounts which at times may exceed the federal depository insurance limits. As of September 30, 1997 and 1996, the Company had concentrations of cash in one bank totaling $1,499,000 and $1,397,000, respectively. The Company has not experienced any losses on such accounts in the past.

         Accounts receivable represent short-term credit granted to customers for which collateral is generally not required. Substantially all of the Company's accounts receivable are from Native American Indian tribes or their gaming enterprises. Additionally, a large percentage of these tribes have their reservations and gaming operations in the state of Oklahoma. Despite the industry and geographic concentrations related to the Company's customers, due to the historical experience of the Company on receivable collections, management considers credit risk limited with respect to accounts receivable.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

11.1           Earnings Per Share Statement
21.1           Subsidiaries of Registrant
23.1           Consent of Coopers & Lybrand L.L.P.
24.1           Power of Attorney (included on page II-8)
27.1           Financial Data Schedule