Form 10QSB
period 1997-12-31
MULTIMEDIA GAMES INC
filed 1998-02-17
CIK 896400

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: DECEMBER 31, 1997

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-28318

                             Multimedia Games, Inc.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

               Texas                                                       74-2611034
----------------------------------------------             -----------------------------------
(State or Other Jurisdiction of Incorporation)             (IRS Employer Identification Number)

                       7335 South Lewis Avenue, Suite 302
                              Tulsa, Oklahoma 74136
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

                                 (918) 494-0576
                  ---------------------------------------------
                           (Issuer's Telephone Number)


                  ---------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                    Yes  X  No
                                        ---    ---

As of January 27, 1998 there were 5,368,252 shares of the Company's Common Stock, par value $.01, outstanding.

Transitional Small Business Disclosure Format (Check one)

                                    Yes     No  X
                                        ---    ---

                                   FORM 10-QSB

                                      INDEX



Part I.  Financial Information


   Item 1. Unaudited Consolidated Financial Statements


         Consolidated Balance Sheets
         (December 31, 1997 and September 30, 1997)

         Consolidated Statements of Operations
         (Three months ended December 31, 1997 and 1996)

         Consolidated Statements of Cash Flows
         (Three months ended December 31, 1997 and 1996)

         Notes to Unaudited Consolidated Financial Statements

         Report of Review by Independent Accountants

   Item 2.  Management's Discussion and Analysis


Part II Other Information


   Item 1.  Legal Proceedings

   Item 2. Changes in Securities

   Item 6. Exhibits and Reports on Form 8-K

Signatures

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1997 AND SEPTEMBER 30, 1997
                                   (UNAUDITED)


                                                                               December         September
                                                                                 1997               1997
                                                                             ------------      ------------
                                     ASSETS

   Current Assets:

      Cash and cash equivalents                                              $  1,750,000      $  2,380,000
      Accounts Receivable:
         Trade, net of allowance for doubtful accounts
         of $123,000                                                            1,837,000         1,443,000
         Other                                                                    151,000           123,000
      Inventory                                                                 1,051,000           511,000
      Prepaid expenses                                                            176,000            61,000
      Notes receivable                                                            171,000           286,000
      Notes receivable - related parties                                          123,000         1,427,000
      Advance to related party (Note 1)                                         1,000,000                --
      Due from AGN L.L.C                                                               --           381,000
      Deferred tax asset                                                           79,000            79,000
                                                                             ------------      ------------

      Total current assets                                                      6,338,000         6,691,000
                                                                             ------------      ------------

Restricted cash and cash equivalents                                            1,786,000         1,783,000
Notes receivable - related party                                                1,010,000         1,010,000
Property and equipment, net                                                     5,580,000         4,970,000
Other assets                                                                       96,000            95,000
Deferred tax asset - non-current                                                  251,000           379,000
Goodwill, net                                                                     465,000           472,000
                                                                             ------------      ------------

      Total assets                                                           $ 15,526,000      $ 15,400,000
                                                                             ============      ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
      Current portion of long-term debt                                           351,000           395,000
      Accounts payable and accrued expenses                                     1,498,000         1,853,000
      Prize fulfillment fees payable                                              658,000           597,000
                                                                             ------------      ------------
   Total current liabilities                                                    2,507,000         2,845,000
                                                                             ------------      ------------
   Long-term debt                                                                 625,000           675,000
   Other long-term liabilities                                                  1,603,000         1,603,000

   Commitments and Contingencies (Note 3)

   Stockholders' equity:
      Preferred stock, Series A, $.01 par value, 2,000,000
         shares authorized, 90,789 and 109,192 shares
         issued and outstanding                                                     1,000             1,000
      Common stock, $.01 par value, 25,000,000 shares
         authorized, 5,402,251 and 4,825,171 shares issued
         and 5,368,252 and 4,791,172 shares outstanding                            54,000            48,000
      Additional paid-in capital                                               12,692,000        12,297,000
      Stockholder notes receivable                                               (664,000)         (596,000)
      Treasury stock, 33,999 shares at cost                                       (87,000)          (87,000)
      Accumulated deficit                                                      (1,205,000)       (1,386,000)
                                                                             ------------      ------------
   Total stockholders' equity                                                  10,791,000        10,277,000
                                                                             ------------      ------------

Total liabilities and stockholders' equity                                   $ 15,526,000      $ 15,400,000
                                                                             ============      ============


                See notes to consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996


                                                                1997               1996
                                                            ------------      ------------
Revenues:

   Gaming revenue                                           $ 12,167,000      $  6,804,000
   Electronic player station sales                                44,000              --
   Electronic player station lease revenue                       691,000              --
   Other                                                           2,000             1,000
                                                            ------------      ------------

  Total revenues                                              12,904,000         6,805,000
                                                            ------------      ------------

Operating costs and expenses:
   Bingo prizes and related costs                              2,457,000         2,216,000
   Allotments to hall operators                                7,357,000         3,034,000
   Cost of electronic player stations sold                        27,000              --
   Salaries and wages                                            685,000           477,000
   Selling, general and administrative expenses                1,479,000           920,000
   Amortization and depreciation                                 635,000           289,000
                                                            ------------      ------------

   Total operating costs and expenses                         12,640,000         6,936,000
                                                            ------------      ------------

   Operating income (loss)                                       264,000          (131,000)

Interest income                                                  102,000             6,000
Interest expense                                                 (26,000)          (65,000)
                                                            ------------      ------------
Income before income taxes                                       340,000          (190,000)
Income tax                                                       128,000              --
                                                            ------------      ------------

Net income (loss)                                           $    212,000      $   (190,000)
                                                            ============      ============

Basic earnings (loss) per common share                      $        .04      $       (.06)
                                                            ============      ============

Diluted earnings (loss) per common and equivalent share     $        .03      $       (.06)
                                                            ============      ============


                See notes to consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the three months ended December 31, 1997 and 1996
                                   (Unaudited)




                                                                  1997             1996
                                                              -----------      -----------

Cash flows from operating activities:
Net income (loss)                                             $   212,000      $  (190,000)
Adjustments to reconcile net income (loss) to
      cash provided by (used for) operating activities:
      Amortization and depreciation                               635,000          289,000
       Deferred taxes                                             128,000             --
      Other non-cash (revenue) expenses                            (1,000)          71,000
      (Increase) decrease in:
          Accounts and notes receivable                           997,000         (139,000)
          Inventory                                              (540,000)         155,000
          Prepaid expenses and due from AGN L.L.C                 266,000           (4,000)
      Increase (decrease) in:
          Accounts payable and accrued expenses                  (355,000)          81,000
          Hall's share of surplus                                    --             20,000
          Prize fulfillment fees payable                           61,000         (108,000)
                                                              -----------      -----------
 Net cash provided by (used for) operating activities           1,403,000          175,000
                                                              -----------      -----------

Cash flows from investing activities:
    Acquisition of property and equipment                      (1,239,000)        (946,000)
    Advance to related party                                   (1,000,000)            --
    Increase in cash balances in restricted escrow                 (3,000)          (2,000)
                                                              -----------      -----------
    Net cash provided by (used for) investing activities       (2,242,000)        (948,000)
                                                              -----------      -----------

Cash flows from financing activities:
   Proceeds from sale of common stock                             333,000        2,027,000
    Increase in long-term debt                                       --            120,000
    Principal repayments of debt                                  (93,000)         (63,000)
    Payment of preferred stock dividends                          (31,000)         (37,000)
                                                              -----------      -----------
    Net cash provided by (used for ) financing activities         209,000        2,047,000
                                                              -----------      -----------

 Net change in cash and cash equivalents                         (630,000)       1,274,000

 Cash and cash equivalents, beginning of period                 2,380,000        1,508,000
                                                              -----------      -----------

 Cash and cash equivalents, end of period                     $ 1,750,000      $ 2,782,000
                                                              ===========      ===========



                 See Notes to Consolidated Financial Statements

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


1.       SIGNIFICANT ACCOUNTING POLICIES

         The accompanying financial statements should be read in conjunction with the Company's financial statements for the twelve months ended September 30, 1997 contained within the Company's Annual Report on Form 10-KSB.

              The financial statements included herein as of December 31, 1997 and for each of the three month periods ended December 31, 1997 and 1996, have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the period. Results for the three months ended December 31, 1997, are not necessarily indicative of the results which will be realized for the year ending September 30, 1998. The September 30, 1997 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

         INCOME (LOSS) PER COMMON SHARE - Income (loss) per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("FAS 128"), which is effective for reporting periods ending after December 15, 1997. FAS 128 requires the restatement of prior year's earnings (loss) per share to conform to the new standard. Presented below is a reconciliation of income (loss) available to common shareholders and the differences between actual weighted average shares outstanding, which are used in computing basic earnings per share and diluted weighted average shares, which are used in computing diluted earnings per share.

                                                                    FOR THE THREE MONTHS ENDED
                                                                             12/31/97

                                                                                              Per Share
                                                             Income            Shares           Amount
                                                         ---------------- ----------------- ---------------
Net income                                                    $  212,000
Less: preferred stock dividends                                  (30,000)
            Basic EPS:
Income available to                                           ----------
common shareholders                                              182,000         4,964,749    $        .04
                                                                                              ============
            Effect of Dilutive Securities:
Options                                                                            496,034
Warrants                                                                           866,727
Convertible preferred stock                                       30,000           469,390
            Diluted EPS:
Income available to common                                    ----------         ---------
shareholders plus assumed conversions                         $  212,000         6,796,900    $        .03
                                                              ==========         =========    ============

                            MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                                NOTES TO UNAUDITED CONSOLIDATED
                                      FINANCIAL STATEMENTS




                                                                          FOR THE THREE MONTHS ENDED
                                                                          12/31/96

                                                                                             Per Share
                                                              Income           Shares         Amount
                                                         ----------------- --------------- --------------

Net income (loss)                                            $  (188,000)
Less: preferred stock dividends                                  (37,000)
            Basic EPS:
Income (loss) available to                                   -----------
common shareholders                                             (225,000)       3,510,522    $      (.06)
                                                                                             ===========
            Effect of Dilutive Securities:
Options
Warrants
Convertible preferred stock Diluted EPS:
Income (loss) available to common                            ----------------------------
shareholders plus assumed conversions                        $  (225,000)       3,510,522     $    (.06)
                                                             ===========        =========     =========

         ADVANCE TO RELATED PARTY - On December 31, 1997, the Company made a $1,000,000 temporary advance to a related party. This temporary advance was repaid on January 26, 1998.

2.       AMERICAN GAMING NETWORK

         American Gaming Network L.L.C. and its predecessors ("AGN") was originally formed by the Company and a 50% third party partner in July 1995 to pursue the development of gaming opportunities on the Internet.

         In July 1996, the Company purchased the 50% interest of the third party partner through a newly formed entity ("AGN Venturers L.L.C."), for consideration that included a $400,000 note payable by the new entity to the third party partner (the " $400,000 Note). Contemporaneously, the Company sold AGN Venturers L.L.C. to a group of investors ("Investors"), for $100,000, the agreement of the Investors to contribute $400,000 to AGN and a several guarantee of each Investor of AGN's note payable to the Company in the amount of $336,000, which evidenced working capital advances previously made to AGN by the Company. One of the Investors is Gordon T. Graves, the Company's Chairman of the Board and Chief Executive Officer, who acquired 10% of AGN Venturers L.L.C. At September 30, 1997, in addition to the $336,000 note, AGN owed the Company $45,000. The $336,000 note was paid off in October 1997.

         Simultaneously with the sale of AGN Venturers L.L.C., the Company and AGN Venturers L.L.C. entered into a Put and Call Agreement pursuant to which AGN Venturers L.L.C. had the right to "put" back to the Company its 51% interest in AGN and repay the $336,000 note in exchange for 278,667 shares of Common Stock. The Put and Call Agreement further provides that the Company would issue AGN Venturers L.L.C. an additional 133,333 shares upon the payment by AGN Venturers L.L.C. of a $400,000 note

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


        due the former partner in AGN which was guaranteed by AGN. In October 1997, AGN Venturers L.L.C. exercised its "put" right with respect to the 278,667 shares and in December 1997 paid the $400,000 note and exercised its "put" right with respect to the 133,333 shares. As a result, beginning in the first quarter of fiscal 1998, AGN is 100% owned by the Company. As a result of the exercise of the put rights by AGN Venturers, Mr. Graves acquired 41,200 shares of Common Stock.

3.      COMMITMENTS AND CONTINGENCIES

        MegaMania Litigation

                  On December 31, 1997, the U.S. Attorney for the Northern District of Oklahoma (the "Tulsa U.S. Attorney") filed a civil forfeiture action in the Federal District Court for the northern District against the player stations and centralized computer equipment used to play MegaMania located in the Northern District. On that same day, agents of the Federal Bureau of Investigation entered the Company's headquarters in Tulsa, Oklahoma and seized the Company's central computer system, which caused the play of MegaMania to cease throughout the Company's nationwide MegaMania network. Agents also entered the bingo halls of the Cherokee Nation and Seneca-Cayuga tribe in the Northern District and seized approximately 300 MegaMania player stations. Agents also entered the bingo hall of the Choctaw nation in the Eastern District of Oklahoma and seized the Company's bingo ball blower that was used to draw numbers for the play of MegaMania. No other seizure or enforcement action was taken outside the Northern District.

                 About 18 hours following the seizure actions, the Company was again operating MegaMania throughout its MegaMania network through the use of back-up systems, except at the bingo halls in the Northern District where the MegaMania player stations were seized, and such play has continued without interference or interruption since that time. No other seizure or enforcement actions have been instituted or taken against the Company or any of its customers regarding MegaMania since the initial actions taken on December 31, 1997.

                 On January 5, 1998, the Company and the Seneca-Cayuga tribe filed a Complaint For Declaratory Relief in the Northern District seeking a declaration by the courts that MegaMania is a legal Class II bingo game as permitted by the Indian Gaming Regulatory Act of 1988 (the "Gaming Act"). On January 12, 1998, the Choctaw Nation of Oklahoma, the Chickasaw Nation of Oklahoma and the Cheyenne-Arapaho Tribe of Oklahoma filed a similar Complaint For Declaratory Relief in the Federal Court for the District of Columbia seeking a declaration by the courts that MegaMania is a legal Class II bingo game.

                 On January 23, 1998, the Company, the Seneca-Cayuga tribe and the Cherokee Nation entered into a standstill agreement with the Tulsa U.S. Attorney and the other U.S. Attorneys in Oklahoma which allowed the bingo halls of the Seneca-Cayuga's and Cherokee's to immediately commence playing MegaMania, assured the Company and the tribes that no other seizure or enforcement action would be taken in Oklahoma, and agreed to a speedy trial on the merits of MegaMania within 120 days. As a result of the standstill

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


agreement, the Company believes there will be no seizure or enforcement actions taken against MegaMania in any of the United States during the pendency of the trial on the merits of MegaMania as a Class II bingo game. The Company intends to vigorously defend its position that MegaMania is a Class II game; however, no assurances can be given that the Company will be successful on the merits. If MegaMania is ultimately determined to be Class III gaming, the loss of the MegaMania business would have a material adverse effect upon the Company's financial condition and results of operation. Even if the Company is successful on the merits, the legal fees and expenses to be incurred by the Company related to the MegaMania litigation will be significant and are expected to materially and adversely affect the Company's reported earnings during the periods in which legal services are rendered and the related costs are incurred by the Company.

Network Gaming Litigation

         On February 2, 1998, a complaint was filed by Network Gaming International Corporation ("NGI") in the Federal District Court for the Northern District of Oklahoma against the Company alleging, among other things, breach of contract, misappropriation of trade secrets, fraud and interference with prospective advantage. The complaint, which seeks $62 million in damages and other specified and unspecified relief, also names Gordon T. Graves, the Company's Chairman of the Board, and Larry D. Montgomery, the Company's former President, as individual defendants. On January 23, 1998, the Company had filed its own action in the Court against NGI for breach of contract.

         The dispute arises out of a series of related agreements entered into between the parties in December 1995 and May and June 1996. In general, these agreements contemplate the cross-licensing of certain intellectual property and equipment distribution rights. In its January 23 complaint, the Company alleges that NGI failed to perform certain obligations owed the Company under a Licensing and Distribution Agreement wherein the Company licensed certain rights to NGI with respect to Canada and China and that NGI failed to perform certain obligations owed the Company under a Licensing and Distribution Agreement wherein NGI licensed certain rights to the Company with respect to the United States. In its February 2 complaint, NGI alleges just the opposite - that the Company failed to perform the obligations owed by it to NGI under both contracts.

         These actions are in the very preliminary stages and no discovery has yet been taken by either party. The Company intends to vigorously defend against the claims of NGI and to prosecute its own claim. While the Company believes that it will ultimately prevail on the merits, no assurances to that effect can be given. In any event, the cost of defending the actions could be substantial. In connection with the December 1995 transaction, the Company capitalized the $500,000 cost of the license acquired from NGI, which the Company is amortizing over the five year term of the related License and Distribution Agreement. As of December 31, 1997, the unamortized amount, including certain additional software development costs, was $455,000, which the Company is continuing to amortize. The Company believes that the most likely conclusion of the

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


dispute with NGI will include an affirmation of the Company's right to use the NGI license in connection with the Company's planned business. As a result, the Company has determined that it is only reasonably possible that this asset has been impaired and accordingly has recorded no reduction in the carrying value of the asset as of December 31, 1997, other than normal amortization. However, subsequent events may occur which would cause the Company to determine that it is necessary and appropriate to reduce, or to accelerate the rate of amortization of, all or a portion of such capitalized cost. Any such reduction or acceleration will have an adverse effect upon the reported earnings of the Company for the period in which such action is taken which could, depending upon the period involved and the earnings of the Company for such period, be material. See Notes 4 and 5 of Notes to Consolidated Financial Statements contained within the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.

Other Litigation

         The Company is a party to various other lawsuits and claims arising out of the ordinary course of its business. No accrual for potential loss has been made in the accompanying financial statements, as management does not believe that the likelihood of a material loss is probable at this time.

                         INDEPENDENT ACCOUNTANT'S REPORT






         To the Board of Directors and Stockholders
         Multimedia Games, Inc.

                  We have reviewed the accompanying consolidated balance sheet of Multimedia Games, Inc. and Subsidiaries as of December 31, 1997, and the related consolidated statements of operations and cash flows for the three-month period ended December 31, 1997. These financial statements are the responsibility of the Company's management.

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

                  We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated December 23, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1997 is fairly stated in all material respects in relation to the consolidated balance sheet from which is has been derived.




         COOPERS & LYBRAND L.L.P.


         Tulsa, Oklahoma
         February 12, 1998

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


      GENERAL

                The Company provides satellite linked, high stakes bingo games and interactive high-speed bingo games played on interconnected electronic player stations to participating bingo halls owned primarily by American Indian tribes located throughout the United States. The Company also provides proxy play services for its MegaBingo and MegaCash games to bingo players located off Indian lands.

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

                Significant revenue generation for MegaMania did not begin until March 1996. As of December 31, 1997, MegaMania is played at 49 independently owned American Indian bingo halls, located in 10 different states, primarily Oklahoma.


      RESULTS OF OPERATIONS

                Total revenues were $12,904,000 and $6,805,000 for the three months ended December 31, 1997 and 1996 respectively, or an increase of $6,099,000. The increase was primarily a result of an increase in gaming revenue of $5,363,000, and an increase in electronic players station lease revenue of $691,000. The increase in gaming revenue was driven by increased MegaMania gaming revenues during the three months ended December 31, 1997. The Company had an average of approximately 1,490 electronic player stations in operation during the three months ended December 31, 1997, compared to an average of approximately 699 in daily operations during the same three months of 1996.

                Bingo prizes and related fees were $2,457,000 and $2,216,000 for the three months ended December 31, 1997 and 1996 respectively, or an increase of

                $241,000. The increase resulted from increased MegaBingo operations during the current period.

                Allotments to hall operators was $7,357,000 and $3,034,000 for the three months ended December 31, 1997 and 1996 respectively. The increase of $4,323,000 resulted from the increase in MegaMania operations.

                Salaries and wages were $685,000 and $477,000 for the three months ended December 31, 1997 and 1996 respectively, or an increase of $208,000. The increase was due to additional staff needed for the increased MegaMania operations.

                Selling, general and administrative expenses were $1,479,000 and $920,000 for the three months ended December 31, 1997 and 1996, respectively, or an increase of $559,000. The increase is primarily due to an increase in business meals and travel of approximately $129,000, an additional telephone expense of $200,000 due to the increase in MegaMania operations, an increase in contract services, advertising and trade shows of $158,000 (due primarily to increase MegaMania operations) and an increase in professional fees of $64,000, primarily as a result of increased legal and regulatory activity.

                Amortization and depreciation was $635,000 and $289,000 for the three months ended December 31, 1997 and 1996 respectively, or an increase of $346,000. The increase results from the acquisition of MegaMania electronic player stations and computer software costs capitalized during 1997.

      LIQUIDITY AND CAPITAL RESOURCES

                At December 31, 1997, the Company had $1,750,000 in cash and cash equivalents, excluding a $1,000,000 temporary advance to an affiliate that was repaid in January 1998. Cash and cash equivalents decreased during the quarter ended December 31, 1997 by $630,000. At December 31, 1997, the Company had positive working capital of $3,831,000.

                The Company believes that its current operations and the costs of defending and prosecuting the litigation to which the Company is a party can be sustained from cash from operations. However, the purchase and installation of additional electronic player stations to expand the Company's MegaMania operations will require funding from external sources. Such funding is expected to be obtained from proceeds from the sale of equipment subject to leases and the issuance of additional debt and equity. However, due to the uncertainties arising from the MegaMania litigation and the other litigation and regulatory ambiguities relating to the Company and its business, no assurances can be given that the Company will be able to obtain such funding or that, if obtained, such funding will be available on a timely basis or upon terms satisfactory to the Company.

      CONTINGENCIES

      MegaMania Litigation

                On December 31, 1997, the U.S. Attorney for the Northern District of Oklahoma (the "Tulsa U.S. Attorney") filed a civil forfeiture action in the Federal District Court for the northern District against the player stations and centralized computer equipment used to play MegaMania located in the Northern District. On that same day, agents of the Federal Bureau of Investigation entered the Company's headquarters in Tulsa, Oklahoma and seized the Company's central computer system, which caused the play of MegaMania to cease throughout the Company's nationwide MegaMania network. Agents also entered the bingo halls of the Cherokee Nation and Seneca-Cayuga tribe in the Northern District and seized approximately 300 MegaMania player stations. Agents also entered the bingo hall of the Choctaw nation in the Eastern District of Oklahoma and seized the Company's bingo ball blower that was used to draw numbers for the play of MegaMania. No other seizure or enforcement action was taken outside the Northern District.

                About 18 hours following the seizure actions, the Company was again operating MegaMania throughout its MegaMania network through the use of back-up systems, except at the bingo halls in the Northern District where the MegaMania player stations were seized, and such play has continued without interference or interruption since that time. No other seizure or enforcement actions have been instituted or taken against the Company or any of its customers regarding MegaMania since the initial actions taken on December 31, 1997.

                On January 5, 1998, the Company and the Seneca-Cayuga tribe filed a Complaint For Declaratory Relief in the Northern District seeking a declaration by the courts that MegaMania is a legal Class II bingo game as permitted by the Indian Gaming Regulatory Act of 1988 (the "Gaming Act"). On January 12, 1998, the Choctaw Nation of Oklahoma, the Chickasaw Nation of Oklahoma and the Cheyenne-Arapaho Tribe of Oklahoma filed a similar Complaint For Declaratory Relief in the Federal Court for the District of Columbia seeking a declaration by the courts that MegaMania is a legal Class II bingo game.

                On January 23, 1998, the Company, the Seneca-Cayuga tribe and the Cherokee Nation entered into a standstill agreement with the Tulsa U.S. Attorney and the other U.S. Attorneys in Oklahoma which allowed the bingo halls of the Seneca-Cayuga's and Cherokee's to immediately commence playing MegaMania, assured the Company and the tribes that no other seizure or enforcement action would be taken in Oklahoma, and agreed to a speedy trial on the merits of MegaMania within 120 days. As a result of the standstill agreement, the Company believes there will be no seizure or enforcement actions taken against MegaMania in any of the United States during the pendency of the trial on the merits of MegaMania as a Class II bingo game. The Company intends to vigorously defend its position that MegaMania is a Class II game; however, no assurances can be given that the Company will be successful on the merits. If MegaMania is ultimately determined to be Class III gaming, the loss of the MegaMania business would have a material adverse effect upon the Company's financial condition and results of operation. Even if the Company is successful on the merits, the legal fees and expenses to be incurred by the Company related to the MegaMania litigation will be significant and are expected to materially and adversely affect the Company's reported earnings during the periods in which legal services are rendered and the related costs are incurred by the Company.

      Network Gaming Litigation

                On February 2, 1998, a complaint was filed by Network Gaming International Corporation ("NGI") in the Federal District Court for the Northern District of Oklahoma against the Company alleging, among other things, breach of contract, misappropriation of trade secrets, fraud and interference with prospective advantage. The complaint, which seeks $62 million in damages and other specified and unspecified relief, also names Gordon T. Graves, the Company's Chairman of the Board, and Larry D. Montgomery, the Company's former President, as individual defendants. On January 23, 1998, the Company had filed its own action in the Court against NGI for breach of contract.

                The dispute arises out of a series of related agreements entered into between the parties in December 1995 and May and June 1996. In general, these agreements contemplate the cross-licensing of certain intellectual property and equipment distribution rights. In its January 23 complaint, the Company alleges that NGI failed to perform certain obligations owed the Company under a Licensing and Distribution Agreement wherein the Company licensed certain rights to NGI with respect to Canada and China and that NGI failed to perform certain obligations owed the Company under a Licensing and Distribution Agreement wherein NGI licensed certain rights to the Company with respect to the United States. In its February 2 complaint, NGI alleges just the opposite - that the Company failed to perform the obligations owed by it to NGI under both contracts.

                These actions are in the very preliminary stages and no discovery has yet been taken by either party. The Company intends to vigorously defend against the claims of NGI and to prosecute its own claim. While the Company believes that it will ultimately prevail on the merits, no assurances to that effect can be given. In any event, the cost of defending the actions could be substantial. In connection with the December 1995 transaction, the Company capitalized the $500,000 cost of the license acquired from NGI, which the Company is amortizing over the five year term of the related License and Distribution Agreement. As of December 31, 1997, the unamortized amount, including certain additional software development costs, was $455,000, which the Company is continuing to amortize. The Company believes that the most likely conclusion of the dispute with NGI will include an affirmation of the Company's right to use the NGI license in connection with the Company's planned business. As a result, the Company has determined that it is only reasonably possible that this asset has been impaired and accordingly has recorded no reduction in the carrying value of the asset as of December 31, 1997, other than normal amortization. However, subsequent events may occur which would cause the Company to determine that it is necessary and appropriate to reduce, or to accelerate the rate of amortization of, all or a portion of such capitalized cost. Any such reduction or acceleration will have an adverse effect upon the reported earnings of the Company for the period in which such action is taken which could, depending upon the period involved and the earnings of the Company for such period, be material. See Notes 4 and 5 of Notes to Consolidated Financial Statements contained within the Company's Annual Report on Form 10-KSB for the fiscal year ended
      September 30, 1997.

      Other Litigation

                The Company is a party to various other lawsuits and claims arising out of the ordinary course of its business. No accrual for potential loss has been made in the accompanying financial statements, as management does not believe that the likelihood of a material loss is probable at this time.

      FUTURE EXPECTATIONS AND FORWARD LOOKING STATEMENTS

                This Quarterly Report and the information incorporated herein by reference contains various "forward-looking statements" within the meaning of Federal and state securities laws, including those identified or predicated by the words "believes," "anticipates," "expects," "plans," or similar expressions. Such statements are subject to a number of uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, those described under "Item 1. Description of Business - Risk Factors" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997, which are incorporated herein by this reference. Given these uncertainties, readers of this Quarterly Report are cautioned not to place undue reliance upon such statements.

                                     PART II

                                OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

                  On December 31, 1997, the U.S. Attorney for the Northern District of Oklahoma (the "Tulsa U.S. Attorney") filed a civil forfeiture action in the Federal District Court for the Northern District against the player stations and centralized computer equipment used to play MegaMania located in the Northern District. On that same day, agents of the Federal Bureau of Investigation entered the Company's headquarters in Tulsa, Oklahoma and seized the Company's central computer system, which caused the play of MegaMania to cease throughout the Company's nationwide MegaMania network. Agents also entered the bingo halls of the Cherokee Nation and Seneca-Cayuga tribe in the Northern District and seized approximately 300 MegaMania player stations. Agents also entered the bingo hall of the Choctaw nation in the Eastern District of Oklahoma and seized the Company's bingo ball blower that was used to draw numbers for the play of MegaMania. No other seizure or enforcement action was taken outside the Northern District.

                  About 18 hours following the seizure actions, the Company was again operating MegaMania throughout its MegaMania network through the use of back-up systems, except at the bingo halls in the Northern District where the MegaMania player stations were seized, and such play has continued without interference or interruption since that time. No other seizure or enforcement actions have been instituted or taken against the Company or any of its customers regarding MegaMania since the initial actions taken on December 31, 1997.

                  On January 5, 1998, the Company and the Seneca-Cayuga tribe filed a Complaint For Declaratory Relief in the Northern District seeking a declaration by the courts that MegaMania is a legal Class II bingo game as permitted by the Indian Gaming Regulatory Act of 1988 (the "Gaming Act"). On January 12, 1998, the Choctaw Nation of Oklahoma, the Chickasaw Nation of Oklahoma and the Cheyenne-Arapaho Tribe of Oklahoma filed a similar Complaint For Declaratory Relief in the Federal Court for the District of Columbia seeking a declaration by the courts that MegaMania is a legal Class II bingo game.

                  On January 23, 1998, the Company, the Seneca-Cayuga tribe and the Cherokee Nation entered into a standstill agreement with the Tulsa U.S. Attorney and the other U.S. Attorneys in Oklahoma which allowed the bingo halls of the Seneca-Cayuga's and Cherokee's to immediately commence playing MegaMania, assured the Company and the tribes that no other seizure or enforcement action would be taken in Oklahoma, and agreed to a speedy trial on the merits of MegaMania within 120 days. As a result of the standstill agreement, the Company believes there will be no seizure or enforcement actions taken against MegaMania in any of the United States during the pendency of the trial on the merits of MegaMania as a Class II bingo game. The Company intends to vigorously defend its position that MegaMania is a Class II game; however, no assurances can be given that the Company will be successful on the merits. If MegaMania is ultimately determined to be Class III gaming, the loss of the MegaMania business would have a material adverse effect upon the Company's financial condition and results of operation. Even if the Company is successful on the merits, the legal fees and expenses to be incurred by the Company related to the MegaMania litigation will be significant and are expected to materially and adversely affect the Company's reported earnings during the periods in which legal services are rendered and the related costs are incurred by the Company.

                  On February 2, 1998, a complaint was filed by Network Gaming International Corporation ("NGI") in the Federal District Court for the Northern District of Oklahoma against the Company alleging, among other things, breach of contract, misappropriation of trade secrets, fraud and interference with prospective advantage. The complaint, which seeks $62 million in damages and other specified and unspecified relief, also names Gordon T. Graves, the Company's Chairman of the Board, and Larry
         D. Montgomery, the Company's former President, as individual defendants. On January 23, 1998, the Company had filed its own action in the Court against NGI for breach of contract.

                  The dispute arises out of a series of related agreements entered into between the parties in December 1995 and May and June 1996. In general, these agreements contemplate the cross-licensing of certain intellectual property and equipment distribution rights. In its January 23 complaint, the Company alleges that NGI failed to perform certain obligations owed the Company under a Licensing and Distribution Agreement wherein the Company licensed certain rights to NGI with respect to Canada and China and that NGI failed to perform certain obligations owed the Company under a Licensing and Distribution Agreement wherein NGI licensed certain rights to the Company with respect to the United States. In its February 2 complaint, NGI alleges just the opposite - that the Company failed to perform the obligations owed by it to NGI under both contracts.

                  These actions are in the very preliminary stages and no discovery has yet been taken by either party. The Company intends to vigorously defend against the claims of NGI and to prosecute its own claim. Which the Company believes that it will ultimately prevail on the merits, no assurances to that effect can be given. In any event, the cost of defending the actions could be substantial. In connection with the December 1995 transaction, the Company capitalized the $500,000 cost of the license acquired from NGI, which the Company is amortizing over the five year term of the related License and Distribution Agreement. As of December 31, 1997, the unamortized amount, including certain additional software development costs, was $455,000, which the Company is continuing to amortize. The Company believes that the most likely conclusion of the dispute with NGI will include an affirmation of the Company's right to use the NGI license in connection with the Company's planned business. As a result, the Company has determined that it is only reasonably possible that this asset has been impaired and accordingly has recorded no reduction in the carrying value of the asset as of December 31, 1997, other than normal amortization. However, subsequent events may occur which would cause the Company to determine that it is necessary and appropriate to reduce, or to accelerate the rate of amortization of, all or a portion of such capitalized cost. Any such reduction or acceleration will have an adverse effect upon the reported earnings of the Company for the period in which such action is taken which could, depending upon the period involved and the earnings of the Company for such period, be material. See Notes 4 and 5 of Notes to Consolidated Financial Statements contained within the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.

                  The Company is a party to various other lawsuits and claims arising out of the ordinary course of its business. No accrual for potential loss has been made in the accompanying financial statements, as management does not believe that the likelihood of a material loss is probable at this time.

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  During the three months ended December 31, 1997, the Company issued 505,955 shares of Common Stock in transactions exempt for registration under the Securities Act of 1933, as amended, pursuant to
         Section 4(2) thereof as set forth below,

                  (a) 412,000 shares of Common Stock upon the exercise by AGN Venturers of a put right pursuant to which the Company acquired a 51% interest in American Gaming Network LLC in exchange for the issuance of such shares.

                  (b) 92,015 shares of Common Stock upon the conversion of 18,403 shares of Series A Preferred stock, at a rate of five shares of Common Stock for each share of Series A Preferred Stock.

                  (c) 1,940 shares of Common Stock at a price of $2.00 per share upon the exercise of a warrant originally granted in January, 1995. Net proceeds from the issuance of such shares was used by the Company for general working capital purposes.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a) The exhibits filed as part of the Quarterly Report on Form 10-QSB are listed in the attached Index to Exhibits.

                  (b) There were no reports filed on Form 8-K during the current quarter.

                                   SIGNATURES



       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 11, 1998               Multimedia Games, Inc.


                                        By: /s/ Frederick E. Roll
                                            ----------------------------------
                                            Frederick E. Roll, Vice President
                                            and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                  Description
Exhibit 27               Financial Data Schedule