Form 10QSB/A
period 1997-12-31
MULTIMEDIA GAMES INC
filed 1998-04-22
CIK 896400

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

                                FORM 10-QSB/A
                               AMENDMENT NO. 1

                               INTRODUCTION


This amendment to Item 6, Exhibits and Reports on Form 8-K, of Multimedia Games, Inc.'s quarterly filing on Form 10-QSB for the quarterly period ended December 31, 1997 includes an Exhibit 15, Letter Regarding Unaudited Interim Financial Information, which was omitted in the previous filing for the period.

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                  (a) The exhibits filed as part of the Quarterly Report on Form 10-QSB/A are listed in the attached Index to Exhibits.


                  (b) There were no reports filed on Form 8-K during the current quarter.

                                   SIGNATURES



       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  April 15, 1998                  Multimedia Games, Inc.



                                        By: /s/ Frederick E. Roll
                                            ----------------------------------
                                            Frederick E. Roll, Vice President
                                            and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit                  Description
Exhibit 15               Letter Regarding Unaudited Interim Financial
                         Information

Exhibit 27               Financial Data Schedule