Form 10QSB
period 1998-03-31
MULTIMEDIA GAMES INC
filed 1998-05-15
CIK 896400

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 1998

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-28318

                             Multimedia Games, Inc.
                             ----------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                Texas                                              74-2611034
                -----                                              ----------
(State or Other Jurisdiction of Incorporation)        (IRS Employer Identification Number)

                       7335 South Lewis Avenue, Suite 302
                              Tulsa, Oklahoma 74136
                              ---------------------
                    (Address of Principal Executive Offices)

                                 (918) 494-0576
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

                      --------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                            Yes X       No
                               ---         ---

As of April 30, 1998 there were 5,400,330 shares of the Company's Common Stock, par value $.01, outstanding.

Transitional Small Business Disclosure Format (Check one)

                            Yes         No  X
                                ---        ---

                                   FORM 10-QSB

                                      INDEX



Part I.  Financial Information


   Item 1.  Financial Statements


         Consolidated Balance Sheets
         (March  31, 1998 and September 30, 1997)

         Consolidated Statements of Operations
         (Three months ended March  31, 1998 and 1997)

         Consolidated Statements of Operations
         (Six months ended March  31, 1998 and 1997)

         Consolidated Statements of Cash Flows
         (Six months ended March 31, 1998 and 1997)

         Notes to Unaudited Consolidated Financial Statements

         Report of Review By Independent Accountants


   Item 2.  Management's Discussion and Analysis

Part II.  Other Information

   Item 1.  Legal Proceedings

   Item 2.  Changes In Securities

   Item 4.  Submission of Matters to Vote of Security Holders

   Item 6.  Exhibits and Reports on Form 8-K

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1998 AND SEPTEMBER 30, 1997
                                   (UNAUDITED)


                                                                                   March            September
                                   ASSETS                                          1998               1997
                                                                                -----------        ----------
     Current Assets:
Cash and cash equivalents                                                      $  1,354,000      $  2,380,000
Accounts Receivable:
Trade, net of allowance for doubtful accounts
of $123,000                                                                       1,836,000         1,443,000
Other                                                                               306,000           123,000
Inventory                                                                         1,406,000           511,000
Prepaid expenses                                                                    303,000            61,000
Notes receivable                                                                    145,000           286,000
Notes receivable - related parties                                                2,504,000         1,427,000
Due from AGN L.L.C                                                                       --           381,000
Deferred tax asset                                                                   79,000            79,000
                                                                               ------------      ------------

Total current assets                                                              7,933,000         6,691.000
                                                                               ------------      ------------

Restricted cash and cash equivalents                                              1,788,000         1,783,000
Notes receivable - related party                                                  1,010,000         1,010,000
Property and equipment, net                                                       6,003,000         4,970,000
Other assets                                                                         98,000            95,000
Deferred tax asset - non-current                                                      8,000           379,000
Goodwill, net                                                                       458,000           472,000
                                                                               ------------      ------------

      Total assets                                                             $ 17,298,000      $ 15,400,000
                                                                               ============      ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities:
      Current portion of long-term debt                                             269,000           395,000
      Accounts payable and accrued expenses                                       3,204,000         1,853,000
      Prize fulfillment fees payable                                                550,000           597,000
                                                                               ------------      ------------
   Total current liabilities                                                      4,023,000         2,845,000
                                                                               ------------      ------------

Long-term debt                                                                      600,000           675,000
Other long-term liabilities                                                       1,603,000         1,603,000

Commitments and Contingencies (Note 3)

Stockholders' equity:
   Preferred stock, Series A, $.01 par value, 2,000,000 shares authorized,
      90,789 and 109,192 shares
      issued and outstanding                                                          1,000             1,000
   Common stock, $.01 par value, 25,000,000 shares
      authorized, 5,406,329 and 4,825,171 shares issued
      and 5,372,330 and 4,791,172 shares outstanding                                 54,000            48,000
   Additional paid-in capital                                                    12,663,000        12,297,000
   Stockholder notes receivable                                                    (721,000)         (596,000)
   Treasury stock, 33,999 shares at cost                                            (87,000)          (87,000)
   Accumulated deficit                                                             (838,000)       (1,386,000)
                                                                               ------------      ------------
   Total stockholders' equity                                                    11,072,000        10,277,000
                                                                               ------------      ------------

Total liabilities and stockholders' equity                                     $ 17,298,000      $ 15,400,000
                                                                               ============      ============

           See notes to unaudited consolidated financial statements.

\                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (UNAUDITED)

                                                                   1998             1997
                                                                   ----             ----
Revenues:
   Gaming revenue                                              $13,814,000      $ 8,265,000
   Electronic player station sales                                      --          403,000
   Electronic player station sales - related party               2,350,000
   Electronic player station lease revenue                         740,000          377,000
   Other                                                             4,000               --
                                                               -----------      -----------
   Total revenues                                               16,908,000        9,045,000
                                                               -----------      -----------

Operating costs and expenses:
   Bingo prizes and related costs                                2,240,000        2,163,000
   Allotments to hall operators                                  8,636,000        4,478,000
   Cost of electronic player station sales                              --          217,000
   Cost of electronic player stations sold - related party       1,162,000               --
   Salaries and wages                                              762,000          475,000
   Selling, general and administrative expenses                  2,770,000        1,143,000
   Amortization and depreciation                                   711,000          314,000
                                                               -----------      -----------

   Total operating costs and expenses                           16,281,000        8,790,000
                                                               -----------      -----------
   Operating income                                                627,000          255,000
Interest income                                                     39,000            6,000
Interest expense                                                   (32,000)         (34,000)
                                                               -----------      -----------
Income before income taxes                                         634,000          227,000
Income taxes                                                       243,000               --
                                                               -----------      -----------
Net income                                                     $   391,000      $   227,000
                                                               ===========      ===========
Basic earnings per common share                                $       .07      $       .05
                                                               ===========      ===========
Diluted earnings per common and equivalent share               $       .06      $       .04
                                                               ===========      ===========

           See notes to unaudited consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                   1998              1997
                                                                   ----              ----
Revenues:
   Gaming revenue                                              $ 25,981,000      $ 14,858,000
   Electronic player station sales                                   44,000           403,000
   Electronic player station sales - related party                2,350,000                --
   Electronic player station lease revenue                        1,431,000           588,000
   Other                                                              6,000             1,000
                                                               ------------      ------------
  Total revenues                                                 29,812,000        15,850,000
                                                               ------------      ------------
Operating costs and expenses:
   Bingo prizes and related costs                                 4,697,000         4,379,000
   Allotments to hall operators                                  15,993,000         7,512,000
   Cost of electronic player stations sold                           27,000           217,000
   Cost of electronic player stations sold - related party        1,162,000                --
   Salaries and wages                                             1,447,000           952,000
   Selling, general and administrative expenses                   4,249,000         2,063,000
   Amortization and depreciation                                  1,346,000           603,000
                                                               ------------      ------------
   Total operating costs and expenses                            28,921,000        15,726,000
                                                               ------------      ------------
   Operating income                                                 891,000           124,000
Interest income                                                     141,000            12,000
Interest expense                                                    (58,000)          (99,000)
                                                               ------------      ------------
Income before income taxes                                          974,000            37,000
Income taxes                                                        371,000                --
                                                               ------------      ------------
Net income                                                     $    603,000      $     37,000
                                                               ============      ============
Basic earnings (loss) per common share                         $        .10      $       (.01)
                                                               ============      ============
Diluted earnings (loss) per common and equivalent share        $        .09      $       (.01)
                                                               ============      ============

           See notes to unaudited consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
               For the six months ended March 31, 1998 and 1997
                                   (Unaudited)


                                                                   1998              1997
                                                                   ----              ----
Cash flows from operating activities:
Net income                                                     $   603,000      $    37,000
Adjustments to reconcile net income to cash
   provided by (used for) operating activities:
     Amortization and depreciation                               1,346,000          603,000
     Deferred taxes                                                371,000               --
     Other non-cash expenses                                        (3,000)          71,000
(Increase) decrease in:
     Accounts and notes receivable                              (1,512,000)      (1,047,000)
     Inventory                                                    (895,000)         (10,000)
     Prepaid expenses and due from AGN LLC                         139,000          (90,000)
Increase (decrease) in:
     Accounts payable and accrued expenses                       1,351,000          321,000
     Hall's share of surplus                                            --          (27,000)
     Prize fulfillment fees payable                                (47,000)        (320,000)
                                                               -----------      -----------

Net cash provided by (used for) operating activities             1,353,000         (462,000)
                                                               -----------      -----------

Cash flows from investing activities:
     Acquisition of property and equipment                      (2,362,000)      (2,279,000)
     Increase in cash balances in restricted escrow                 (5,000)          (5,000)
                                                               -----------      -----------
     Net cash provided by (used for) investing activities       (2,367,000)      (2,284,000)
                                                               -----------      -----------

Cash flows from financing activities:
     Proceeds from sale of common stock                            244,000        2,108,000
     Increase in long-term debt                                         --          362,000
     Principal repayments of debt                                 (201,000)        (185,000)
     Payment of preferred stock dividends                          (55,000)         (74,000)
                                                               -----------      -----------
     Net cash provided  by (used for) financing activities         (12,000)       2,211,000
                                                               -----------      -----------

Net change in cash and cash equivalents                         (1,026,000)        (535,000)

Cash and cash equivalents, beginning of period                   2,380,000        1,508,000
                                                               -----------      -----------

Cash and cash equivalents, end of period                       $ 1,354,000      $   973,000
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

         The financial statements included herein as of March 31, 1998 and for each of the three and six month periods ended March 31, 1998 and 1997, have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the periods. Results for the three and six months ended March 31, 1998, are not necessarily indicative of the results which will be realized for the year ending September 30, 1998. The September 30, 1997 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

                                                                 FOR THE THREE MONTHS ENDED
                                                                          3/31/98


                                                                                           Per Share
                                                    Income             Shares               Amount
                                                ----------------------------------------------------------
Net income (loss)                                $391,000
Less: preferred stock dividends                   (25,000)
            Basic EPS:
                                                 --------
Income (loss) available to
common shareholders                               366,000             5,369,772              $ .07
                                                                                             =====
            Effect of Dilutive Securities:
Options                                                                 373,015
Warrants                                                                373,398
Convertible preferred stock                        25,000               435,195
            Diluted EPS:
                                                 --------            ----------
Income (loss) available to common
Shareholders plus assumed conversions            $391,000             6,551,380              $ .06
                                                 ========            ==========              =====

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

                                                                          FOR THE THREE MONTHS ENDED
                                                                                   3/31/97

                                                                                                    Per Share
                                                             Income             Shares               Amount
                                                         ---------------------------------------------------------
Net income (loss)                                          $227,000
Less: preferred stock dividends                             (37,000)
            Basic EPS:
                                                           --------
Income (loss) available to
common shareholders                                         190,000         4,040,642                 $.05
                                                                                                     =====
            Effect of Dilutive Securities:
Options                                                                       245,057
Warrants                                                                      210,350
Contingent shares                                                             368,834
Convertible preferred stock                                  37,000           652,840
            Diluted EPS:
                                                           --------         ---------
Income (loss) available to common
shareholders plus assumed conversions                      $227,000         5,517,723                $ .04
                                                           ========         =========                =====

                                                                       FOR THE SIX MONTHS ENDED
                                                                               3/31/98

                                                                                                  Per Share
                                                               Income           Shares             Amount
                                                            ---------------------------------------------------
Net income                                                  $603,000
Less: preferred stock dividends                              (55,000)
            Basic EPS:
                                                            --------
Income available to
common shareholders                                          548,000        5,270,175                $ .10
                                                                                                     =====
            Effect of Dilutive Securities:
Options                                                                       454,429
Warrants                                                                      659,692
Convertible preferred stock                                   55,000          448,942
            Diluted EPS:
                                                            --------        ---------
Income available to common
shareholders plus assumed conversions                       $603,000        6,833,238                $ .09
                                                            ========        =========                =====

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


                                                                       FOR THE SIX MONTHS ENDED
                                                                               3/31/97


                                                                                                    Per Share
                                                             Income             Shares               Amount
                                                         ---------------------------------------------------------
Net income (loss)                                         $  37,000
Less: preferred stock dividends                             (74,000)
            Basic EPS:
                                                          ---------
Income (loss) available to
common shareholders                                         (37,000)          3,789,855               $(.01)
                                                                                                      =====
            Effect of Dilutive Securities:
Options
Warrants
Convertible preferred stock
            Diluted EPS:
                                                          ---------          ----------
Income (loss) available to common
shareholders plus assumed conversions                     $ (37,000)          3,789,855               $(.01)
                                                          =========          ==========               =====



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

         In July 1996, the Company purchased the 50% interest of the third party partner through a newly formed entity ("AGN Venturers L.L.C."), for consideration that included a $400,000 note payable by the new entity to the third party partner (the "$400,000 Note"). Contemporaneously, the Company sold AGN Venturers L.L.C. to a group of investors ("Investors"), for $100,000, the agreement of the Investors to contribute $400,000 to AGN and a several guarantee of each Investor of AGN's note payable to the Company in the amount of $336,000, which evidenced working capital advances previously made to AGN by the Company. One of the Investors is Gordon T. Graves, the Company's Chairman of the Board and Chief Executive Officer, who acquired 10% of AGN Venturers L.L.C. At September 30, 1997, in addition to the $336,000 note, AGN owed the Company $45,000. The $336,000 note was paid off in October 1997.

         Simultaneously with the sale of AGN Venturers L.L.C., the Company and AGN Venturers L.L.C. entered into a Put and Call Agreement pursuant to which AGN Venturers L.L.C. had the right to "put" back to the Company its 51% interest in AGN and repay the $336,000 note in exchange for 278,667 shares of Common Stock. The Put and Call Agreement further provides that the Company would issue AGN Venturers L.L.C. an additional 133,333

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


     shares upon the payment by AGN Venturers L.L.C. of a $400,000 note due the former partner in AGN which was guaranteed by AGN. In October 1997, AGN Venturers L.L.C. exercised its "put" right with respect to the 278,667 shares and in December 1997 paid the $400,000 note and exercised its "put" right with respect to the 133,333 shares. As a result, beginning in the first quarter of fiscal 1998, AGN is 100% owned by the Company. As a result of the exercise of the put rights by AGN Venturers, Mr. Graves acquired 41,200 shares of Common Stock.

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

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


         On January 23, 1998, the Company, the Seneca-Cayuga tribe and the Cherokee Nation entered into a standstill agreement with the Tulsa U.S. Attorney and the other U.S. Attorneys in Oklahoma which allowed the bingo halls of the Seneca-Cayuga's and Cherokee's to immediately commence playing MegaMania, assured the Company and the tribes that no other seizure or enforcement action would be taken in Oklahoma, and agreed to a speedy trial on the merits of MegaMania within 120 days, which was subsequently extended to early Fall. As a result of the standstill agreement, the Company believes there will be no seizure or enforcement actions taken against MegaMania in any of the United States during the pendency of the trial on the merits of MegaMania as a Class II bingo game. On May 5, 1998, the Company, the Seneca-Cayuga tribe and the Cherokee Nation filed a Motion for Partial Summary Judgment seeking a declaration by the court that MegaMania is a Class II game. The Tulsa U.S. Attorney has 30 days to respond to the Motion. Discovery is about to commence in the action. The Company intends to vigorously defend its position that MegaMania is a Class II game; however, no assurances can be given that the Company will be successful on the merits. If MegaMania is ultimately determined to be Class III gaming, the loss of the MegaMania business would have a material adverse effect upon the Company's financial condition and results of operation. Even if the Company is successful on the merits, the legal fees and expenses to be incurred by the Company related to the MegaMania litigation will be significant and are expected to materially and adversely affect the Company's reported earnings during the periods in which legal services are rendered and the related costs are incurred by the Company.

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

         These actions are in the very preliminary stages and no discovery has yet been taken by either party. The Company intends to vigorously defend against the claims of NGI and to prosecute its own claim. While the Company believes that it will ultimately prevail on the

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


     merits, no assurances to that effect can be given. In any event, the cost of defending the actions could be substantial. In connection with the December 1995 transaction, the Company capitalized the $500,000 cost of the license acquired from NGI, which the Company is amortizing over the five year term of the related License and Distribution Agreement. As of March 31, 1998, the unamortized amount, including certain additional software development costs, was $420,000, which the Company is continuing to amortize. The Company believes that the most likely conclusion of the dispute with NGI will include an affirmation of the Company's right to use the NGI license in connection with the Company's planned business. As a result, the Company has determined that it is only reasonably possible that this asset has been impaired and accordingly has recorded no reduction in the carrying value of the asset as of March 31, 1998, other than normal amortization. However, subsequent events may occur which would cause the Company to determine that it is necessary and appropriate to reduce, or to accelerate the rate of amortization of, all or a portion of such capitalized cost. Any such reduction or acceleration will have an adverse effect upon the reported earnings of the Company for the period in which such action is taken which could, depending upon the period involved and the earnings of the Company for such period, be material. See Notes 4 and 5 of Notes to Consolidated Financial Statements contained within the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.

     FlashCash Litigation

           In February 1998, the Company introduced FlashCash, a bingo game played on interconnected electronic player stations located at participating Indian bingo halls. The Company has submitted FlashCash to the NIGC for approval of the game as Class II gaming; no determination has yet been made by the NIGC. The Company also submitted FlashCash to the Tulsa U.S. Attorney and requested a letter from the U.S. Attorney that FlashCash was a legal Class II bingo game. The Tulsa U.S. Attorney declined to issue an opinion and in February 1998, the Company filed a Complaint for Declaratory Relief in the Northern District of Oklahoma seeking a declaration by the court that FlashCash is a legal Class II bingo game as permitted by the Gaming Act. No discovery has commenced and the matter remains in a very preliminary stage. The Company intends to vigorously defend its position that FlashCash is a Class II bingo game; however, no assurances can be given that the Company will be successful on the merits. To date, FlashCash has been well received by customers so that, if FlashCash is ultimately determined to be Class III gaming, the loss of the FlashCash business could have a material and adverse effect upon the Company's financial condition and results of operations. Even if successful on the merits, the Company will incur legal fees and expenses in defending its position, which could be significant and which could, therefore, have a material and adverse effect upon the Company's reported earnings for the periods in which such legal services are rendered and the related costs are incurred by the Company.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


     Other Litigation

         The Company is a party to various other lawsuits and claims arising out of the ordinary course of its business. No accrual for potential loss has been made in the accompanying financial statements, as management does not believe that the likelihood of a material loss is probable at this time.

4.   RELATED PARTY TRANSACTIONS

         In March 1998, the Company entered into an agreement to sell gaming equipment to a third party. The sales price was approximately $2.4 million, payable on or before April 30, 1998. Subsequent to March 31, 1998, the third party purchaser assigned its right under the purchase agreement to a newly-formed limited liability company ("EPLLC-2"), that includes as an investor an affiliate of Gordon T. Graves, the Company's Chairman of the Board and Chief Executive Officer as to a 10.5% interest in the new entity and other management of the Company as to a 10.5% interest. Mr. Graves also owns and controls the company having management authority over EPLLC-2. The terms of the sale which was assigned to EPLLC-2 are the same as the original terms entered into in March 1998.

                         INDEPENDENT ACCOUNTANT'S REPORT




         To the Board of Directors and Stockholders
         Multimedia Games, Inc.

                  We have reviewed the accompanying consolidated balance sheet of Multimedia Games, Inc. and Subsidiaries as of March 31, 1998, and the related consolidated statements of operations for the three and six month periods ended March 31, 1998, and the consolidated statement of cash flows for the six month period ended March 31, 1998. These financial statements are the responsibility of the Company's management.

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


         Tulsa, Oklahoma
         May 13, 1998

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

             In August 1995, the Company introduced MegaMania, a high-speed bingo game developed by the Company that allows customers to purchase bingo cards and to play bingo on an interactive electronic player station that requires rapid decisions and presents game results in a fast-action color video format featuring graphics and animation accompanied by sound. In February 1998, the Company introduced another Class II game similar to MegaMania called FlashCash. In both games, the stations are interconnected with other stations at participating bingo halls through the Company's computer network, thus allowing players to compete against one another to win a common pooled prize.

             Significant revenue generation for FlashCash did not begin until March 1998. As of March 31, 1998, MegaMania and FlashCash are played at 56 independently owned American Indian bingo halls, located in 11 different states, primarily Oklahoma.

        RESULTS OF OPERATIONS

        The Three Months Ended March 31, 1998 and 1997:

             The Company's total operating revenues were $16,908,000 and $9,045,000 for the three months ending March 31, 1998 and 1997 respectively, or an increase of $7,863,000. The increase was primarily a result of an increase in gaming revenue of $5,549,000, an increase in electronic player station sales of $1,947,000 which were made to a related party and an increase in electronic player station lease revenue of $363,000. The increase in gaming revenue was driven by increased MegaMania gaming revenues of $5,337,000, and revenues of $773,000 from FlashCash that was introduced during the quarter ended March 31, 1998, which were partially offset by MegaBingo revenue decreases. The Company had an average of approximately 2,100 electronic player stations in operation during the three months ended March 31, 1998 compared to an average of approximately 1,110 during the same three months of 1997, which accounts for a substantial portion of the increase in gaming revenues during the current period.

             Bingo prizes and related costs were $2,240,000 and $2,163,000 for the three months ended March 31, 1998 and 1997 respectively, or an increase of $77,000. The increase resulted from a change in the MegaBingo prize structure partially offset by decreased MegaBingo operations during the period.

             Allotments to hall operators were $8,636,000 and $4,478,000 for the three months ended March 31, 1998 and 1997 respectively. The increase of $4,158,000 resulted from the increase in gaming operations.

             Costs of electronic player stations sold were $1,162,000 and $217,000 for the three months ended March 31, 1998 and 1997, respectively, or an increase of $945,000. The entire cost of electronic player stations sold in 1998 were from sales to EPLLC-2, a related party.

             Salaries and wages were $762,000 and $475,000 for the three months ended March 31, 1998 and 1997 respectively, or an increase of $287,000. Salaries and wages increased during the three months ended March 31, 1998 due to additional staff needed for the increased MegaMania and FlashCash operations.

             Selling, general and administrative expenses were $2,770,000 and $1,143,000 for the three months ending March 31, 1998 and 1997, respectively, or an increase of $1,627,000. The increase is primarily due to an increase in legal and professional fees of approximately $1,099,000 primarily as a result of the MegaMania litigation, an increase in business meals and travel of approximately $83,000, an increase in contract labor and services of approximately $57,000, increased advertising expenses of approximately $130,000 and other costs of approximately $249,000 primarily as a result of increased MegaMania and FlashCash activity and the cost of the annual report to shareholders.

             Amortization and depreciation was $711,000 and $314,000 for the three months ending March 31, 1998 and 1997 respectively, or an increase of $397,000. The increase results from the acquisition of additional MegaMania and FlashCash electronic player stations and computer software costs capitalized during 1997.

        The Six Months Ended March 31, 1998 and 1997:

             The Company's total operating revenues were $29,812,000 and $15,850,000 for the six months ended March 31, 1998 and 1997 respectively, or an increase of $13,962,000. The increase was primarily a result of an increase in gaming revenue of $11,123,000, an increase in electronic player station sales of $1,991,000, which were made to a related party and an increase in electronic player station lease revenue of $843,000. The increase in gaming revenue was driven by increased MegaMania gaming revenues of $13,860,000 and revenues of $773,000 from the introduction of FlashCash in the current period, partially offset by MegaBingo revenue decreases. The Company had an average of approximately 1,900 electronic player stations in operation during the six months ended March 31, 1998 compared to an average of approximately 1,000 during the same six months of 1997, which accounts for a substantial portion of the increase in gaming revenues during the current period.

             Bingo prizes and related costs were $4,697,000 and $4,379,000 for the six months ended March 31, 1998 and 1997 respectively, or an increase of $318,000. The increase resulted from a change in the MegaBingo prize structure partially offset by decreased MegaBingo operations during the period.

             Allotments to hall operators were $15,993,000 and $7,512,000 for the six months ended March 31, 1998 and 1997 respectively. The increase of $8,481,000 resulted from the increase in gaming operations.

             Costs of electronic player stations sold were $1,189,000 and $217,000 for the six months ended March 31, 1998 and 1997, respectively, or an increase of $972,000. Of the costs of electronic player station sales in 1998, $1,162,000 was attributed to EPLLC-2, a related party.

             Salaries and wages were $1,447,000 and $952,000 for the six months ended March 31, 1998 and 1997 respectively, or an increase of $495,000. Salaries and wages increased during the six months ended March 31, 1998 due to additional staff needed for the increased MegaMania and FlashCash operations.

             Selling, general and administrative expenses were $4,249,000 and $2,063,000 for the six months ending March 31, 1998 and 1997, respectively, or a increase of $2,186,000. The increase is primarily due to an increase in legal and professional fees of approximately $1,162,000, primarily as a result of the MegaMania litigation and of increased legal and regulatory activity, an increase in contract labor and service expenses of approximately $134,000 related primarily to increased MegaMania activity, an increase of $193,000 for advertising and the annual report to stockholders, and an increase in business meals and travel of approximately $211,000.

             Amortization and depreciation was $1,346,000 and $603,000 for the six months ending March 31, 1998 and 1997 respectively, or an increase of $743,000. The increase resulted primarily from the acquisition of additional MegaMania and FlashCash electronic player stations and computer software costs capitalized during 1997.

        LIQUIDITY AND CAPITAL RESOURCES

             At March 31, 1998, the Company had $1,354,000 in unrestricted cash and cash equivalents, a decrease of $1,026,000 from September 30, 1997. During the six month period ended March 31, 1998, the Company had positive cash flow from operations of $1,353,000 versus negative cash flow of $462,000 in the same period of the prior year. The primary components of cash flows from operations in the current six month period include an increase in accounts and notes receivable of $1,512,000, an increase in inventory of $895,000, an increase in deferred taxes of $371,000, a decrease in prize fulfillment fees payable of $47,000, primarily offset by an increase in amortization and depreciation to $1,346,000 and an increase in accounts payable and accrued expenses of $1,351,000. As a result, at March 31, 1998, the Company had positive working capital of $3,910,000.

             In March 1998, the Company entered into an agreement to sell gaming equipment to a third party. The sales price was approximately $2.4 million, payable on or before April 30, 1998. Subsequent to March 31, 1998, the third party purchaser assigned its right under the purchase agreement to EPLLC-2, a newly formed entity that includes as an investor an affiliate of Gordon T. Graves, the Company's Chairman of the Board and Chief Executive Officer as to a 10.5% interest and other management of the company as to a 10.5% interest. Mr. Graves also owns and controls the Company having management authority over EPLLC-2. The terms of the sale which was assigned to EPLLC-2 are the same as the original terms entered into in March 1998.

             During the quarter ended March 31, 1998, the Company incurred legal fees and expenses of approximately $1,288,000, or an increase of $1,099,000 when compared to the quarter ended December 31, 1997. Most of the current quarter increase was incurred in the month of January 1998, as the Company responded to the December 31, 1998 actions by the Tulsa U.S. Attorney in attempting to shut-down the Company's MegaMania bingo game. While legal fees and expenses related to MegaMania and other litigation involving the Company will continue to be significant and will continue to materially and adversely effect the Company's reported earnings for the periods in which the legal services are performed and the related costs are incurred by the Company, such fees and expenses should "normalize" and are not expected to approach the levels seen in January 1998. The Company believes that its current operations, including "normalized" legal fees and expenses and the purchase, assembly and installation of approximately 250 player stations per month, can be sustained from cash from operations. However, the purchase, assembly and installation of additional electronic player stations to further expand the Company's MegaMania and FlashCash operations will require funding from external sources. Such funding is expected to be obtained from additional sales of electronic player stations to private investors, which may include related parties, rather than from more traditional sources of equipment financing. The Company does not anticipate being able to access the more traditional sources of equipment financing pending a satisfactory outcome of the MegaMania litigation. Accordingly, any sales of electronic player stations to private investors will likely have an effective cost to the Company that is significantly greater than could otherwise be obtained through traditional financing sources. No assurances can be given that the Company will be able to obtain such funding on a timely basis or upon terms satisfactory to the Company.

        FUTURE EXPECTATIONS AND FORWARD LOOKING STATEMENTS

             This Quarterly Report and the information incorporated herein by reference contains various "forward-looking statements" within the meaning of Federal and state securities laws, including those identified or predicated by the words "believes," anticipates," "expects,"
        "plans," or similar expressions. Such statements are subject to a number of uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, those described under "Item 1. Description of Business - Risk Factors" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997, which are incorporated herein by this reference. Given these uncertainties, readers of this Quarterly Report are cautioned not to place undue reliance upon such statements.

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

         On January 23, 1998, the Company, the Seneca-Cayuga tribe and the Cherokee Nation entered into a standstill agreement with the Tulsa U.S. Attorney and the other U.S. Attorneys in Oklahoma which allowed the bingo halls of the Seneca-Cayuga's and Cherokee's to immediately commence playing MegaMania, assured the Company and the tribes that no other seizure or enforcement action would be taken in Oklahoma, and agreed to a speedy trial on the merits of MegaMania within 120 days, which was subsequently extended to early fall. As a result of the standstill agreement, the Company believes there will be no seizure or enforcement actions taken against MegaMania in any of the United States during the pendency of the trial on the merits of MegaMania as a Class II bingo game. On May 5, 1998, the Company, the Seneca-Cayuga tribe and the Cherokee Nation filed a Motion for Partial Summary Judgment seeking a declaration by the court that MegaMania is a Class II game. The Tulsa U.S. Attorney has 30 days to respond to the Motion. Discovery is about to commence in the action. The Company intends to vigorously defend its position that MegaMania is a Class II game; however, no assurances can be given that the Company will be successful on the merits. If MegaMania is ultimately determined to be Class III gaming, the loss of the MegaMania business would have a material adverse effect upon the Company's financial condition and results of operation. Even if the Company is successful on the merits, the legal fees and expenses to be incurred by the Company related to the MegaMania litigation will be significant and are expected to materially and adversely affect the Company's reported earnings during the periods in which legal services are rendered and the related costs are incurred by the Company.

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

         These actions are in the very preliminary stages and no discovery has yet been taken by either party. The Company intends to vigorously defend against the claims of NGI and to prosecute its own claim. Which the Company believes that it will ultimately prevail on the merits, no assurances to that effect can be given. In any event, the cost of defending the actions could be substantial. In connection with the December 1995 transaction, the Company capitalized the $500,000 cost of the license acquired from NGI, which the Company is amortizing over the five year term of the related License and Distribution Agreement. As of March 31, 1998, the unamortized amount, including certain additional software development costs, was $420,000, which the Company is continuing to amortize. The Company believes that the most likely conclusion of the dispute with NGI will include an affirmation of the Company's right to use the NGI license in connection with the Company's planned business. As a result, the Company has determined that it is only reasonably possible that this asset has been impaired and accordingly has recorded no reduction in the carrying value of the asset as of March 31, 1998, other than normal amortization. However, subsequent events may occur which would cause the Company to determine that it is necessary and appropriate to reduce, or to accelerate the rate of amortization of, all or a portion of such capitalized cost. Any such reduction or acceleration will have an adverse effect upon the reported earnings of the Company for the period in which such action is taken which could, depending upon the period involved and the earnings of the Company for such period, be material. See Notes 4 and 5 of Notes to Consolidated Financial Statements contained within the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.

         In February 1998, the Company introduced FlashCash, a bingo game played on interconnected electronic player stations located at participating Indian bingo halls. The Company has submitted FlashCash to the NIGC for approval of the game as Class II gaming; no determination has yet been made by the NIGC. The Company also submitted FlashCash to the Tulsa U.S. Attorney and requested a letter from the U.S. Attorney that FlashCash was a legal Class II bingo game. The Tulsa U.S. Attorney declined to issue an opinion and in February 1998, the Company filed a Complaint for Declaratory Relief in the Northern District of Oklahoma seeking a declaration by the court that FlashCash is a legal Class II bingo game as permitted by the Gaming Act. No discovery has commenced and the matter remains in a very preliminary stage. The Company intends to vigorously defend its position that FlashCash is a Class II bingo game; however, no assurances can be given that the Company will be successful on the merits. To date, FlashCash has been well received by customers so that, if FlashCash is ultimately determined to be Class III gaming, the loss of the FlashCash business could have a material and adverse effect upon the Company's financial condition and results of operations. Even if successful on the merits, the Company will incur legal fees and expenses in defending its position, which could be significant and which could, therefore, have a material and adverse effect upon the Company's reported earnings for the periods in which such legal services are rendered and the related costs are incurred by the Company.

         The Company is a party to various other lawsuits and claims arising out of the ordinary course of its business. No accrual for potential loss has been made in the accompanying financial statements, as management does not believe that the likelihood of a material loss is probable at this time.


ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

         During the three months ended March 31, 1998, the Company issued 2,328 shares of Common Stock. The shares were issued at a price of $2.00 per share upon the exercise of warrants originally granted in January, 1995. Net proceeds from the issuance of such shares was used by the Company for general working capital purposes, in transactions exempt for registration under the Securities Act of 1933, as amended, pursuant to Section 4(2).

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On March 4, 1998, the Company held its 1998 Annual Shareholder Meeting. The meeting involved the election of four nominees to be Directors, and the following persons were elected, constituting all of the members of the Board of Directors of the Company: Gordon T. Graves, Larry D. Montgomery, Gregory N. Stern and Thomas W. Sarnoff.

      A separate tabulation with respect to each nominee is as follows:

Gordon T. Graves         4,664,111 votes for       27,250 votes against or withheld
Larry D. Montgomery      4,663,011 votes for       28,300 votes against or withheld
Gregory N. Stern         4,662,211 votes for       29,150 votes against or withheld
Thomas W. Sarnoff        4,660,661 votes for       30,700 votes against or withheld

         1. In addition to the election of directors, a proposal to ratify and approve the appointment of Coopers & Lybrand L.L.P. as the Company's independent auditors was voted upon at the Meeting and received the requisite number of votes necessary to pass, as follows:

               4,653,961 votes for           22,600 votes against or withheld

               4,800 votes abstaining

         2. A proposal to amend the Company's 1996 Stock Incentive Plan was not approved. There was not the majority needed to pass the proposal


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits filed as part of this Quarterly Report on Form 10-QSB are listed in the attached Index to Exhibits.

         (b) The following reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998:

         (1) On January 6, 1998, the Company filed a Report on Form 8-K reporting under Item 5. Other information, the institution of a civil forfeiture action by the U.S. Attorney for the Northern District of Oklahoma against the Company's MegaMania bingo game, and the Complaint for Declaratory Relief filed by the Company in response thereto.

         (2) On February 6, 1998, the Company filed a Report on Form 8-K reporting under Item 5. Other Information, the filing of a complaint against the Company by Network Gaming International, alleging breach of contract and seeking damages from the Company in excess of $62 million.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated May 13, 1998          Multimedia Games, Inc.



                                     By: /s/ FREDERICK E. ROLL
                                         ---------------------------------
                                         Frederick E. Roll, Vice President and
                                         Chief Financial Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
15                     Letter regarding Unaudited Interim Financial Information

27                     Financial Data Schedule