Form 10QSB
period 1998-06-30
MULTIMEDIA GAMES INC
filed 1998-08-13
CIK 896400

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 1998

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-28318

                             Multimedia Games, Inc.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                Texas                                    74-2611034
     -------------------------------------------------------------------------
     (State or Other Jurisdiction of      (IRS Employer Identification Number)
             Incorporation)

                       7335 South Lewis Avenue, Suite 302
                              Tulsa, Oklahoma 74136
                    ----------------------------------------
                    (Address of Principal Executive Offices)

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

                              Yes [X]   No [ ]

As of July 30, 1998 there were 5,405,825 shares of the Company's Common Stock, par value $.01, outstanding.

Transitional Small Business Disclosure Format (Check one)

                              Yes [ ]   No [X]

                                   FORM 10-QSB

                                      INDEX


Part I.  Financial Information


 Item 1. Financial Statements


         Consolidated Balance Sheets
         (June 30, 1998 and September 30, 1997)

         Consolidated Statements of Operations
         (Three months ended  June 30, 1998 and 1997)

         Consolidated Statements of Operations
         (Nine months ended June 30, 1998 and 1997)

         Consolidated Statements of Cash Flows
         (Nine months ended June 30, 1998 and 1997)


         Notes to Unaudited Consolidated Financial Statements

         Report of Review By Independent Accountants


   Item 2.  Management's Discussion and Analysis

Part II.  Other Information

   Item 1.  Legal Proceedings

   Item 2.  Changes In Securities

   Item 6.  Exhibits and Reports on Form 8-K

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1998 AND SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                                                                  June             September
                                   ASSETS                                         1998               1997
                                                                               ------------      ------------
Current assets:
Cash and cash equivalents                                                      $  1,145,000      $  2,380,000
Accounts Receivable:
   Trade, net of allowance for doubtful accounts
   of $101,000 and $123,000                                                       2,437,000         1,443,000
   Other                                                                            119,000           123,000
 Inventory                                                                        2,314,000           511,000
 Prepaid expenses                                                                   283,000            61,000
 Notes receivable                                                                   266,000           286,000
 Notes receivable - related parties                                               1,400,000         1,427,000
 Due from AGN L.L.C                                                                    --             381,000
 Deferred tax asset                                                                  79,000            79,000
                                                                               ------------      ------------

Total current assets
                                                                                  8,043,000         6,691,000
                                                                               ------------      ------------

Restricted cash and cash equivalents                                              1,793,000         1,783,000
Notes receivable - related parties                                                1,196,000         1,010,000
Property and equipment, net                                                       6,166,000         4,970,000
Other assets                                                                        102,000            95,000
Deferred tax asset-non-current                                                      127,000           379,000
Goodwill, net                                                                       452,000           472,000
                                                                               ------------      ------------

Total assets                                                                   $ 17,879,000      $ 15,400,000
                                                                               ============      ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt                                                713,000           395,000
   Accounts payable and accrued expenses                                          2,966,000         1,853,000
   Prize fulfillment fees payable                                                   522,000           597,000
                                                                               ------------      ------------

Total current liabilities                                                         4,201,000         2,845,000
                                                                               ------------      ------------

Long-term debt                                                                       32,000           675,000
Other long-term liabilities                                                       1,603,000         1,603,000
Commitments and Contingencies (Note 3)

Stockholders' equity:
   Preferred stock, Series A, $.01 par value, 2,000,000
      shares authorized, 90,789 and 109,192 shares
      issued and outstanding                                                          1,000             1,000
   Common stock, $.01 par value, 25,000,000 shares
      authorized, 5,439,824 and 4,825,171 shares issued
      and 5,405,825 and 4,791,172 shares outstanding                                 54,000            48,000
   Additional paid-in capital                                                    12,812,000        12,297,000
   Stockholder notes receivable                                                    (818,000)         (596,000)
   Treasury stock, 33,999 shares at cost                                            (87,000)          (87,000)
   Retained earnings (deficit)                                                       81,000        (1,386,000)
                                                                               ------------      ------------
   Total stockholders' equity                                                    12,043,000        10,277,000
                                                                               ------------      ------------

Total liabilities and stockholders' equity                                     $ 17,879,000      $ 15,400,000
                                                                               ============      ============


           See notes to unaudited consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)


                                                                     1998              1997
                                                                 ------------      ------------
Revenues:
   Gaming revenue                                                $ 16,402,000      $  8,775,000
   Electronic player station sales                                    536,000           409,000
   Electronic player station sales - related parties                1,400,000           633,000
   Electronic player station lease revenue                            921,000           489,000
   Other                                                              217,000              --
                                                                 ------------      ------------

  Total revenues                                                   19,476,000        10,306,000
                                                                 ------------      ------------
Operating costs and expenses:
   Bingo prizes and related costs                                   2,134,000         2,388,000
   Allotments to hall operators                                    10,737,000         4,735,000
   Cost of electronic player stations sold                            283,000           303,000
   Cost of electronic player stations sold - related parties          716,000           310,000
   Salaries and wages                                                 828,000           566,000
   Selling, general and administrative expenses                     2,504,000         1,164,000
   Amortization and depreciation                                      814,000           412,000
                                                                 ------------      ------------


   Total operating costs and expenses                              18,016,000         9,878,000
                                                                 ------------      ------------

Operating income                                                    1,460,000           428,000


Interest income                                                        84,000            10,000
Interest expense                                                      (23,000)          (33,000)
                                                                 ------------      ------------
Income before income taxes                                          1,521,000           405,000
Income taxes
                                                                      577,000              --
                                                                 ------------      ------------

Net income                                                       $    944,000      $    405,000
                                                                 ============      ============

Basic earnings per common share                                  $        .17      $        .09
                                                                 ============      ============

Diluted earnings per common and equivalent share                 $        .15      $        .06
                                                                 ============      ============


           See notes to unaudited consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                     1998              1997
                                                                 ------------      ------------
Revenues:
   Gaming revenue                                                $ 42,383,000      $ 23,633,000
   Electronic player station sales                                    580,000           812,000
   Electronic player station sales - related parties                3,750,000           633,000
   Electronic player station lease revenue                          2,352,000         1,077,000
   Other                                                              223,000             1,000
                                                                 ------------      ------------

  Total revenues                                                   49,288,000        26,156,000
                                                                 ------------      ------------


Operating costs and expenses:
   Bingo prizes and related costs                                   6,831,000         6,767,000
   Allotments to hall operators                                    26,730,000        12,247,000
   Cost of electronic player stations sold                            310,000           519,000
   Cost of electronic player stations sold - related parties        1,878,000           310,000
   Salaries and wages                                               2,275,000         1,519,000
   Selling, general and administrative expenses                     6,753,000         3,227,000
   Amortization and depreciation                                    2,160,000         1,015,000
                                                                 ------------      ------------

   Total operating costs and expenses                              46,937,000        25,604,000
                                                                 ------------      ------------

   Operating income                                                 2,351,000           552,000


Interest income                                                       225,000            22,000
Interest expense                                                      (81,000)         (132,000)
                                                                 ------------      ------------
Income before income taxes                                          2,495,000           442,000
Income taxes                                                          948,000              --
                                                                 ------------      ------------

Net income                                                       $  1,547,000      $    442,000
                                                                 ============      ============

Basic earnings per common share                                  $        .28      $        .09
                                                                 ============      ============

Diluted earnings per common and equivalent share                 $        .23      $        .08
                                                                 ============      ============


           See notes to unaudited consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS For the
                    nine months ended June 30, 1998 and 1997
                                   (Unaudited)


                                                                   1998             1997
                                                               -----------      -----------
Cash flows from operating activities:
Net income                                                     $ 1,547,000      $   442,000
Adjustments to reconcile net income to cash
   provided by (used for) operating activities:
     Amortization and depreciation                               2,160,000        1,015,000
     Deferred taxes                                                252,000             --
     Other non-cash expenses                                        (7,000)          77,000
(Increase) decrease in:
     Accounts and notes receivable                              (1,129,000)      (2,185,000)
     Inventory                                                  (1,803,000)        (105,000)
     Prepaid expenses and due from AGN LLC                         159,000            9,000
Increase (decrease) in:
     Accounts payable and accrued expenses                       1,113,000          279,000
     Hall's share of surplus                                          --            (31,000)
     Prize fulfillment fees payable                                (75,000)         (21,000)
                                                               -----------      -----------

Net cash provided by (used for) operating activities             2,217,000         (520,000)
                                                               -----------      -----------

Cash flows from investing activities:
     Acquisition of property and equipment                      (3,336,000)      (2,712,000)
     Increase in cash balances in restricted escrow                (10,000)          (7,000)
                                                               -----------      -----------
     Net cash provided by (used for) investing activities       (3,346,000)      (2,719,000)
                                                               -----------      -----------

Cash flows from financing activities:
     Proceeds from sale of common stock                            299,000        2,490,000
     Increase in long-term debt                                       --            489,000
     Principal repayments of debt                                 (325,000)        (288,000)
     Payment of preferred stock dividends                          (80,000)        (104,000)
                                                               -----------      -----------
     Net cash provided  by (used for) financing activities        (106,000)       2,587,000
                                                               -----------      -----------

Net change in cash and cash equivalents                         (1,235,000)        (652,000)

Cash and cash equivalents, beginning of period                   2,380,000        1,508,000
                                                               -----------      -----------

Cash and cash equivalents, end of period                       $ 1,145,000      $   856,000
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

         The financial statements included herein as of June 30, 1998 and for each of the three and nine month periods ended June 30, 1998 and 1997, have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the periods. Results for the three and nine months ended June 30, 1998, are not necessarily indicative of the results which will be realized for the year ending September 30, 1998. The September 30, 1997 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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


                                                                          FOR THE THREE MONTHS ENDED
                                                                                   6/30/98

                                                                                                         Per Share
                                                               Income              Shares                 Amount
                                                            ------------         ------------           ----------
Net income (loss)                                           $    944,000
Less: preferred stock dividends                                 (25,000)
            Basic EPS:
                                                            ------------
Income (loss) available to
common shareholders                                              919,000            5,374,144           $     .17
                                                                                                        =========
            Effect of Dilutive Securities:
Options                                                                               325,143
Warrants                                                                               29,811
Convertible preferred stock                                       25,000              435,195

            Diluted EPS:
                                                            ------------         ------------
Income (loss) available to common
Shareholders plus assumed conversions                       $    944,000            6,164,293           $     .15
                                                            ============         ============           =========

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


                                                                         FOR THE THREE MONTHS ENDED
                                                                                  6/30/97

                                                                                                        Per Share
                                                               Income               Shares                Amount
                                                            ------------         ------------           ----------
Net income (loss)                                           $    405,000
Less: preferred stock dividends                                  (30,000)
            Basic EPS:
                                                            ------------
Income (loss) available to
common shareholders                                              375,000            4,294,431           $     .09
                                                                                                        =========
            Effect of Dilutive Securities:

Options                                                                               429,334
Warrants                                                                              712,490
Contingent shares                                                                     383,437
Convertible preferred stock                                       30,000              527,510
            Diluted EPS:
                                                            ------------         ------------
Income (loss) available to common
Shareholders plus assumed conversions                       $    405,000            6,347,202           $     .06
                                                            ============         ============           =========


                                                                          FOR THE NINE MONTHS ENDED
                                                                                  6/30/98

                                                                                                        Per Share
                                                               Income               Shares                Amount
                                                            ------------         ------------           ----------
    Net income (loss)                                       $  1,547,000

    Less: preferred stock dividends                              (80,000)
                Basic EPS:
                                                            ------------
    Income (loss) available to
    Common shareholders                                        1,467,000            5,311,400           $     .28
                                                                                                        =========
                Effect of Dilutive Securities:
    Options                                                                           595,948
    Warrants                                                                          434,787
    Convertible preferred stock                                   80,000              444,359
                Diluted EPS:
                                                            ------------         ------------
    Income (loss) available to common
    Shareholders plus assumed conversions                   $  1,547,000            6,786,494           $     .23
                                                            ============         ============           =========

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS



                                                                          FOR THE NINE MONTHS ENDED
                                                                                  6/30/97

                                                                                                         Per Share
                                                               Income               Shares                Amount
                                                            ------------         ------------           ----------
Net income (loss)                                           $    442,000
Less: preferred stock dividends                                 (104,000)
            Basic EPS:
                                                            ------------
Income (loss) available to
common shareholders                                              338,000            3,958,047           $     .09
                                                                                                        =========
            Effect of Dilutive Securities:
Options                                                                               331,072
Warrants                                                                              231,429
Contingent Shares                                                                     372,000
Convertible preferred stock                                      104,000              527,510
            Diluted EPS:
                                                            ------------         ------------
Income (loss) available to common
shareholders plus assumed conversions                       $    442,000            5,420,058           $     .08
                                                            ============         ============           =========

2.  AMERICAN GAMING NETWORK

         American Gaming Network L.L.C. and its predecessors ("AGN") were originally formed by the Company and a 50% third party partner in July 1995 to pursue the development of gaming opportunities on the Internet.

         In July 1996, the Company purchased the 50% interest of the third party partner through a newly formed entity ("AGN Venturers L.L.C."), for consideration that included a $400,000 note payable by the new entity to the third party partner (the " $400,000 Note"). Contemporaneously, the Company sold AGN Venturers L.L.C. to a group of investors ("Investors"), for $100,000, the agreement of the Investors to contribute $400,000 to AGN and a several guarantee of each Investor of AGN's note payable to the Company in the amount of $336,000, which evidenced working capital advances previously made to AGN by the Company. One of the Investors is Gordon T. Graves, the Company's Chairman of the Board and Chief Executive Officer, who acquired 10% of AGN Venturers L.L.C. At September 30, 1997, in addition to the $336,000 note, AGN owed the Company $45,000. The $336,000 note was repaid in October 1997.

         Simultaneously with the sale of AGN Venturers L.L.C., the Company and AGN Venturers L.L.C. entered into a Put and Call Agreement pursuant to which AGN Venturers L.L.C. had the right to "put" back to the Company its 51% interest in AGN and repay the $336,000 note in exchange for 278,667 shares of Common Stock. The Put and Call Agreement further provides that the Company would issue AGN Venturers L.L.C. an additional 133,333

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

    shares upon the payment by AGN Venturers L.L.C. of the $400,000 note which was guaranteed by AGN. In October 1997, AGN Venturers L.L.C. exercised its "put" right with respect to the 278,667 shares and in December 1997 paid the $400,000 note and exercised its "put" right with respect to the 133,333 shares. As a result, beginning in the first quarter of fiscal 1998, AGN is 100% owned by the Company. As a result of the exercise of the put rights by AGN Venturers L.L.C., Mr. Graves acquired 41,200 shares of Common Stock.

3.  COMMITMENTS AND CONTINGENCIES

    MegaMania Litigation

         NORTHERN DISTRICT OF OKLAHOMA. On December 31, 1997, the U.S. Attorney (the "Tulsa U.S. Attorney") for the Northern District of Oklahoma (the "Northern District") filed a civil forfeiture action in the Federal District Court for the Northern District against the player stations and centralized computer equipment used to play MegaMania located in the Northern District. On that same day, agents of the Federal Bureau of Investigation entered the Company's headquarters in Tulsa, Oklahoma and seized the Company's central computer system, which caused the play of MegaMania to cease throughout the Company's nationwide MegaMania network. Agents also entered the bingo halls of the Cherokee Nation and Seneca-Cayuga tribe in the Northern District and seized in-place approximately 300 MegaMania player stations. Agents also entered the bingo hall of the Choctaw nation in the Eastern District of Oklahoma and seized the Company's bingo ball blower that was used to draw numbers for the play of MegaMania. No other seizure or enforcement action was taken outside the Northern District. About 18 hours following the seizure actions, the Company was again operating MegaMania throughout its MegaMania network through the use of back-up systems, except at the bingo halls in the Northern District where the MegaMania player stations were seized, and such play has continued without interference or interruption by governmental authorities since that time.

         On January 5, 1998, the Company and the Seneca-Cayuga tribe filed a Complaint For Declaratory Relief in the Northern District seeking a declaration by the courts that MegaMania is a legal Class II bingo game as permitted by the Indian Gaming Regulatory Act of 1988 (the "Gaming Act"). The Cherokee Nation subsequently joined the Company and the Seneca-Cayuga tribe as plaintiffs in the action.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

         On January 23, 1998, the Company, the Seneca-Cayuga tribe and the Cherokee Nation entered into a standstill agreement with the Tulsa U.S. Attorney and the other U.S. Attorneys in Oklahoma which allowed the bingo halls of the Seneca-Cayuga's and Cherokee's to immediately commence playing MegaMania, assured the Company and the tribes that no other seizure or enforcement action would be taken in Oklahoma while the matter was before the court, and agreed to a speedy trial on the merits of MegaMania. On May 5, 1998, the Company, the Seneca-Cayuga tribe and the Cherokee Nation filed a Motion for Partial Summary Judgment seeking a declaration by the court that MegaMania is a Class II game. On July 17, 1998, the Company, the Seneca-Cayuga tribe and the Cherokee Nation filed a second Motion for Partial Summary Judgment seeking a determination that the electronic player stations used to play MegaMania are legal technological aids to the play of bingo and not illegal "gambling devices" in violation of the Johnson Act. In August 1998, these two motions were consolidated into a single motion for Summary Judgment. Very preliminary discovery has been commenced by the Tulsa U.S. Attorney who has not yet filed any substantive response to the Motion for Summary Judgment.

         WASHINGTON D.C. On January 12. 1998, the Choctaw Nation of Oklahoma, the Chickasaw Nation of Oklahoma and the Cheyenne-Arapaho Tribe of Oklahoma filed a Complaint against the Department of Justice (DOJ) in the Federal Court for the District of Columbia seeking a declaration that MegaMania is a legal Class II bingo game. Three additional tribes, the Shoalwater Bay Indian Tribe from the State of Washington, and the Cabazon Band of Mission Indians and the Viejas Band of Kumeyaay Indians from the state of California, subsequently intervened as additional plaintiffs. The DOJ has filed a motion to transfer this case to the Northern District, which has been opposed by the plaintiffs. The Judge has yet to rule on this motion.

         NORTHERN DISTRICT OF CALIFORNIA. On May 14, 1998, the Assistant U.S. Attorney (the "San Francisco AUSA") for the Northern District of California filed a Complaint for Civil Forfeiture against approximately 100 electronic gaming devices operated by the Red Fox tribe at its casino in Laytonville Rancheria, California. This action was one of approximately 30 other actions taken in California against Indian tribes that had refused to sign the so-called "Pala Compact" with the State of California. Included in the Red Fox complaint were approximately 20 MegaMania electronic player stations. MegaMania player stations operated by other tribes in California were not included in any complaints. On July 13, 1998, the San Francisco AUSA advised the Company that he would not dismiss the Company's MegaMania player stations from the Red Fox Complaint and on July 22, 1998, the San Francisco AUSA filed a motion with the court seeking permission to seize the machines that were the subject of the May 14, 1998 Complaint. The Company has opposed the seizure motion and has filed its own motions for summary judgment seeking determinations that MegaMania is a legal Class II bingo game and that the MegaMania electronic player stations are legal technological aids to the play of bingo and not illegal "gambling devices" in violation of the Johnson Act. A hearing on the government's seizure motion and on the Company's summary judgment motions is scheduled for early September, 1998.

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

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS

         These actions are in the very preliminary stages and no discovery has yet been taken by either party. The Company intends to vigorously defend against the claims of NGI and to prosecute its own claim. While the Company believes that it will ultimately prevail on the merits, no assurances to that effect can be given. In any event, the cost of defending the actions could be substantial. In connection with the December 1995 transaction, the Company capitalized the $500,000 cost of the license acquired from NGI, which the Company is amortizing over the five-year term of the related License and Distribution Agreement. As of June 30, 1998, the unamortized amount, including certain additional software development costs, was $386,000, which the Company is continuing to amortize. The Company believes that the most likely conclusion of the dispute with NGI will include an affirmation of the Company's right to use the NGI license in connection with the Company's planned business. As a result, the Company has determined that it is only reasonably possible that this asset has been impaired and accordingly has recorded no reduction in the carrying value of the asset as of June 30, 1998, other than normal amortization. However, subsequent events may occur which would cause the Company to determine that it is necessary and appropriate to reduce, or to accelerate the rate of amortization of, all or a portion of such capitalized cost. Any such reduction or acceleration will have an adverse effect upon the reported earnings of the Company for the period in which such action is taken which could, depending upon the period involved and the earnings of the Company for such period, be material. See Notes 4 and 5 of Notes to Consolidated Financial Statements contained within the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.

    FlashCash Litigation

         In February 1998, the Company introduced FlashCash; a bingo game played on interconnected electronic player stations located at participating Indian bingo halls. The Company has submitted FlashCash to the NIGC for approval of the game as Class II gaming; no determination has yet been made by the NIGC. The Company also submitted FlashCash to the Tulsa U.S. Attorney and requested a letter from the Tulsa U.S. Attorney that FlashCash was a legal Class II bingo game. The Tulsa U.S. Attorney declined to issue an opinion and in February 1998, the Company filed a Complaint for Declaratory Relief in the Northern District of Oklahoma seeking a declaration by the court that FlashCash is a legal Class II bingo game as permitted by the Gaming Act. No discovery has commenced and the matter remains in a very preliminary stage. The Company intends to vigorously defend its position that FlashCash is a Class II bingo game; however, no assurances can be given that the Company will be successful on the merits. To date, FlashCash has been well received by customers so that, if FlashCash is ultimately determined to be Class III gaming, the loss of the FlashCash business could have a material and adverse effect upon the Company's financial condition and results of operations. Even if successful on the merits, the Company will incur legal fees and expenses in defending its position, which could be significant and which could, therefore, have a material and adverse effect upon the Company's reported earnings for the periods in which such legal services are rendered and the related costs are incurred by the Company.

    Shareholder Class Actions

         On June 9, 1998, the company received a copy of a Summons and Class Action Complaint for Violations of Federal Securities Laws, that was filed on May 29, 1998, in the Federal District Court for the Southern District of California. Also named as defendants were Gordon T. Graves, the Company's Chairman of the Board, and Larry D. Montgomery, the Company's former President. The Complaint, which seeks an unspecified amount of damages on behalf of all similarly situated shareholders, alleges that the Company violated federal securities laws by making allegedly false and misleading statements regarding MegaMania, the Company's interactive, high speed, bingo game.

         On July 24, 1998, a similar class action was filed in the Federal Court for the Northern District of Oklahoma.

         These actions are in very preliminary stages. The Company intends to vigorously defend against these claims and expects to prevail on the merits. However, the cost of defending against the claims could by substantial.

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

4.  RELATED PARTY TRANSACTIONS

         In March 1998, the Company entered into an agreement to sell electronic player stations and related equipment to a third party for a sales price of approximately $2.4 million. The sales price was paid in March 1998 by delivery to the Company of a promissory note of the third party purchaser that was due and payable on or before April 30, 1998. Subsequent to March 31, 1998, the third party purchaser assigned its right under the purchase agreement to a newly-formed limited liability company ("EPLLC-2"). An affiliate of Gordon T. Graves, the Company's Chairman of the Board and Chief Executive Office, and Clifton Lind, the Company's President and Chief Operating Officer, each owned a 10.5% interest in EPLLC-2. Mr. Graves also owns and controls the corporation having management authority over EPLLC-2. The terms of the sale which was assigned to EPLLC-2 are the same as the original terms entered into with the third party purchaser in March 1998. The promissory note was paid by EPLLC-2 on May 15, 1998.

         In June 1998, the Company sold electronic player stations and related equipment to EPLLC-2 for a sales price of approximately $1.4 million, which included a non-refundable deposit of $140,000 received on the effective date of this transaction. The sales price was paid in June 1998 by delivery to the Company of a promissory note of EPLLC-2 that was due and payable on or before July 15, 1998 out of funds contributed to EPLLC-2 from a group of investors that did not include either Mr. Graves or Mr. Lind or any other officer, director or employee of the Company. As a result of the additional contribution, the ownership interest of each of Mr. Graves and Mr. Lind in EPLLC-2 was reduced to 6.36%. Mr. Graves continues to own and control the corporation having management authority over EPLLC-2.

                         INDEPENDENT ACCOUNTANT'S REPORT



    To the Board of Directors and Stockholders
    Multimedia Games, Inc.

         We have reviewed the accompanying consolidated balance sheet of Multimedia Games, Inc. and Subsidiaries as of June 30, 1998, and the related consolidated statements of operations for the three and nine month periods ended June 30, 1998, and the consolidated statement of cash flows for the nine month period ended June 30, 1998. These financial statements are the responsibility of the Company's management.

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




    PricewaterhouseCoopers LLP


    Tulsa, Oklahoma
    August 7, 1998

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

               In August 1995, the Company introduced MegaMania, a high-speed bingo game developed by the Company that allows customers to purchase bingo cards and to play bingo on an interactive electronic player station that requires rapid decisions and presents game results in a fast-action color video format featuring graphics and animation accompanied by sound. In February 1998, the Company introduced another Class II game similar to MegaMania called FlashCash. In June 1998 another Class II Bingo game was introduced called CornerCash. In all three games, the stations are interconnected with other stations at participating bingo halls through the Company's computer network, thus allowing players to compete against one another to win a common pooled prize.

               Significant revenue generation for FlashCash did not begin until March 1998, and CornerCash has yet to generate significant revenue. As of June 30, 1998, MegaMania, FlashCash, and CornerCash are played at 58 independently owned American Indian bingo halls, located in 11 different states, primarily Oklahoma.

               In June 1998, the Company launched MegaRacing, which provides horse racing signals and related services to off-track betting (OTB) facilities operated by Indian tribes pursuant to compacts with the State in which the tribes are located. The Company presently serves two OTB facilities in the State of Oklahoma.

        RESULTS OF OPERATIONS

        The Three Months Ended June 30, 1998 and 1997:

               The Company's total operating revenues were $19,476,000 and $10,306,000 for the three months ending June 30, 1998 and 1997 respectively, or an increase of $9,170,000. The increase was primarily a result of an increase in gaming revenue of $7,627,000, an increase in electronic player station sales of $127,000, an increase in electronic player station sales to related parties of $767,000, an increase in electronic player station lease revenue of $432,000 and an increase of $217,000 in other income consisting of $101,000 of MegaRacing income and management fee increases of $116,000. The increase in gaming revenue was driven by increased MegaMania gaming revenues of $4,588,000, revenues of $3,362,000 from FlashCash that was introduced in February 1998, and revenues of $118,000 from CornerCash that was introduced in June 1998, which were partially offset by MegaBingo revenue decreases. The Company had an average of approximately 2,450 electronic player stations in operation during the three months ended June 30, 1998 compared to an average of approximately 1,060 during the same three months of 1997, which accounts for a substantial portion of the increase in gaming revenues during the current period.

               Bingo prizes and related costs were $2,134,000 and $2,388,000 for the three months ended June 30, 1998 and 1997 respectively, or a decrease of $254,000. The decrease resulted from decreased MegaBingo operations during the period, partially offset by a change in the MegaBingo prize structure.

               Allotments to hall operators were $10,737,000 and $4,735,000 for the three months ended June 30, 1998 and 1997 respectively. The increase of $6,002,000 resulted primarily from the increase in MegaMania and FlashCash gaming operations.

               Cost of electronic player stations sold was $283,000 and $303,000 for the three months ended June 30, 1998 and 1997, respectively, or a decrease of $20,000, primarily due to fewer units sold during the current period.

               Cost of electronic player stations sold to related parties was $716,000 and $310,000 for the three months ended June 30, 1998 and 1997 respectively, or an increase of $406,000, primarily due to an increase in the number of units sold to related parties during the current period.

               Salaries and wages were $828,000 and $566,000 for the three months ended June 30, 1998 and 1997 respectively, or an increase of $262,000. The increase was primarily due to additional staff needed for the increased MegaMania, FlashCash, and CornerCash operations.

               Selling, general and administrative expenses were $2,504,000 and $1,164,000 for the three months ending June 30, 1998 and 1997, respectively, or an increase of $1,340,000. The increase is primarily due to an increase in legal and professional fees of approximately $614,000 primarily as a result of the MegaMania litigation, an increase in business meals and travel of approximately $94,000, an increase in contract labor and services of approximately $114,000, an increase in advertising expenses of approximately $77,000, an increase in telephone expense of approximately $132,000, primarily as a result of increased MegaMania and FlashCash activity, an increase in rent expense of approximately $25,000 due to the additional office and warehouse space in Austin, Texas, an increase in bad debt expense of $46,000, and increased other costs of approximately $157,000 primarily as a result of increased MegaMania and FlashCash activity. In addition MegaRacing was launched during the current quarter and had expenses of $81,000.

               Amortization and depreciation expense was $814,000 and $412,000 for the three months ending June 30, 1998 and 1997 respectively, or an increase of $402,000. The increase results from the acquisition of additional MegaMania, FlashCash, and CornerCash electronic player stations.

        The Nine Months Ended June 30, 1998 and 1997:

               The Company's total operating revenues were $49,288,000 and $26,156,000 for the nine months ended June 30, 1998 and 1997 respectively, or an increase of $23,132,000. The increase was primarily a result of an increase in gaming revenue of $18,750,000, a decrease in electronic player station sales of $232,000, an increase in electronic player station sales to a related party of $3,117,000, an increase in electronic player station lease revenue of $1,275,000 and an increase of $222,000 in other income consisting of $101,000 of MegaRacing income and management fee increases of $121,000. The increase in gaming revenue was driven by increased MegaMania gaming revenues of $14,896,000, revenues of $4,134,000 from the introduction of FlashCash in February 1998 and revenues of $118,000 from CornerCash that was introduced in June 1998, partially offset by MegaBingo revenue decreases. The Company had an average of approximately 1,930 electronic player stations in operation during the nine months ended June 30, 1998 compared to an average of approximately 871 during the same nine months of 1997, which accounts for a substantial portion of the increase in gaming revenues during the current period.

               Bingo prizes and related costs were $6,831,000 and $6,767,000 for the nine months ended June 30, 1998 and 1997 respectively, or an increase of $64,000. The increase resulted from a change in the MegaBingo prize structure partially offset by decreased MegaBingo operations during the period.

               Allotments to hall operators were $26,730,000 and $12,247,000 for the nine months ended June 30, 1998 and 1997 respectively. The increase of $14,483,000 resulted primarily from the increase in MegaMania and FlashCash gaming operations.

               Cost of electronic player stations sold was $310,000 and $519,000 for the nine months ended June 30, 1998 and 1997, respectively, or a decrease of $209,000, primarily due to fewer untis sold during the current period.

               Cost of electronic player stations sold to related parties was $1,878,000 and $310,000 for the nine months ended June 30, 1998 and 1997, respectively, or an increase of $1,568,000, primarily due to an increase in the number of units sold to related parties during the current period.

               Salaries and wages were $2,275,000 and $1,519,000 for the nine months ended June 30, 1998 and 1997 respectively, or an increase of $756,000. Salaries and wages increased during the nine months ended June 30, 1998 due to additional staff needed for the increased MegaMania, FlashCash, and CornerCash operations.

               Selling, general and administrative expenses were $6,753,000 and $3,227,000 for the nine months ending June 30, 1998 and 1997, respectively, or an increase of $3,526,000. The increase is primarily due to an increase in legal and professional fees of approximately $1,773,000, primarily as a result of the MegaMania litigation and of increased legal and regulatory activity, an increase in contract labor and service expenses of approximately $317,000 related primarily to increased MegaMania and FlashCash activity, an increase of $284,000 for advertising and the annual report to stockholders, an increase in business meals and travel of approximately $305,000, an increase in telephone expense of $345,000, primarily as a result of increased MegaMania and FlashCash activity, an increase in rent expense of $56,000 due to the additional office and warehouse space in Austin, Texas, an increase in bad debt expense of $46,000 and increased other costs of approximately $319,000 primarily as a result of increased MegaMania and FlashCash activity. In addition MegaRacing was launched during the period and had expenses of approximately $81,000.

               Amortization and depreciation expense was $2,160,000 and $1,015,000 for the nine months ending June 30, 1998 and 1997 respectively, or an increase of $1,145,000. The increase resulted primarily from the acquisition of additional MegaMania and FlashCash electronic player stations.

        LIQUIDITY AND CAPITAL RESOURCES

               At June 30, 1998, the Company had $1,145,000 in unrestricted cash and cash equivalents, a decrease of $1,235,000 from September 30, 1997. During the nine month period ended June 30, 1998, the Company had positive cash flow from operations of $2,217,000 versus negative cash flow of $520,000 in the same period of the prior year. The primary components of cash flows from operations in the current nine month period include a significant increase in net income, net of non-cash charges, an increase in accounts and notes receivable of $1,129,000, an increase in inventory of $1,803,000, and an increase in accounts payable accrued expenses and prize fulfillment fees payable of $1,038,000. As a result, at June 30, 1998, the Company had positive working capital of $3,842,000.

               In March 1998, the Company entered into an agreement to sell electronic player stations and related equipment to a third party for a sales price of approximately $2.4 million. The sales price was paid in March 1998 by delivery to the Company of a promissory note of the third party purchaser that was due and payable on or before April 30, 1998. Subsequent to March 31, 1998, the third party purchaser assigned its right under the purchase agreement to a newly-formed liability company ("EPLLC-2"). An affiliate of Gordon T. Graves, the Company's Chairman of the Board and Chief Executive Office, and Clifton Lind, the Company's President and Chief Operating Officer, each owned a 10.5% interest in EPLLC-2. Mr. Graves also owns and controls the corporation having management authority over EPLLC-2. The terms of the sale which was assigned to EPLLC-2 are the same as the original terms entered into with the third party purchaser in March 1998. The promissory note was paid by EPLLC-2 on May 15, 1998.

               In June 1998, the Company sold electronic player stations and related equipment to EPLLC-2 for a sales price of approximately $1.4 million, which included a non-refundable deposit of $140,000 received on the effective date of the transaction. The sales price was paid in June 1998 by delivery to the Company of a promissory note of EPLLC-2 that was due and payable on or before July 15, 1998 out of funds contributed to EPLLC-2 from a group of investors that did not include either Mr. Graves or Mr. Lind or any other officer, director or employee of the Company. As a result of the additional contribution, the ownership interest of each of Mr. Graves and Mr. Lind in EPLLC-2 was reduced to 6.36%. Mr. Graves continues to own and control the corporation having management authority over EPLLC-2.

               During the quarter ended March 31, 1998, the Company incurred legal fees and expenses of approximately $1,288,000, or an increase of $1,099,000 when compared to the quarter ended December 31, 1997. Most of the increase was incurred in the month of January 1998, as the Company responded to the December 31, 1997 actions by the Tulsa U.S. Attorney in attempting to shut-down the Company's MegaMania bingo game. During the quarter ending June 30, 1998, legal fees and expenses were $690,000. While legal fees and expenses related to MegaMania and other litigation involving the Company will continue to be significant and will continue to materially and adversely effect the Company's reported earnings for the periods in which the legal services are performed and the related costs are incurred by the Company, such fees and expenses are not expected to approach the levels seen in January 1998, and are expected to approximate the levels seen during the third fiscal quarter. The Company believes that its current operations, including the payment of its expected legal fees and expenses and the purchase, assembly and installation of approximately 250 player stations per month, can be sustained from cash from operations, which is expected to include sales of electronic player stations to private investors, which may include related parties. Any sales of electronic player stations to private investors will likely have an effective cost to the Company that is significantly greater than could otherwise be obtained through traditional financing sources. The purchase, assembly and installation of additional electronic player stations to further expand the Company's electronic gaming operations will require funding from external sources. The Company does not anticipate being able to access the more traditional sources of equipment financing pending a satisfactory outcome of the MegaMania litigation. No assurances can be given that the Company will be able to obtain such additional funding on a timely basis or upon terms satisfactory to the Company.

        FUTURE EXPECTATIONS AND FORWARD LOOKING STATEMENTS

               This Quarterly Report and the information incorporated herein by reference contains various "forward-looking statements" within the meaning of Federal and state securities laws, including those identified or predicated by the words "believes," anticipates," "expects," " plans," or similar expressions. Such statements are subject to a number of uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the uncertainties inherent to the outcome of any litigation as well as those described under "Item 1. Description of Business - Risk Factors" contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997, which are incorporated herein by this reference. Given these uncertainties, readers of this Quarterly Report are cautioned not to place undue reliance upon such statements.

                                     PART II

                                OTHER INFORMATION



ITEM 1.           LEGAL PROCEEDINGS

MegaMania Litigation

         NORTHERN DISTRICT OF OKLAHOMA. On December 31, 1997, the Tulsa U.S. Attorney for the Northern District of Oklahoma filed a civil forfeiture action in the Federal District Court for the Northern District against the player stations and centralized computer equipment used to play MegaMania located in the Northern District. On that same day, agents of the Federal Bureau of Investigation entered the Company's headquarters in Tulsa, Oklahoma and seized the Company's central computer system, which caused the play of MegaMania to cease throughout the Company's nationwide MegaMania network. Agents also entered the bingo halls of the Cherokee Nation and Seneca-Cayuga tribe in the Northern District and seized in-place approximately 300 MegaMania player stations. Agents also entered the bingo hall of the Choctaw nation in the Eastern District of Oklahoma and seized the Company's bingo ball blower that was used to draw numbers for the play of MegaMania. No other seizure or enforcement action was taken outside the Northern District. About 18 hours following the seizure actions, the Company was again operating MegaMania throughout its MegaMania network through the use of back-up systems, except at the bingo halls in the Northern District where the MegaMania player stations were seized, and such play has continued without interference or interruption by governmental authorities since that time.

         On January 5, 1998, the Company and the Seneca-Cayuga tribe filed a Complaint For Declaratory Relief in the Northern District seeking a declaration by the courts that MegaMania is a legal Class II bingo game as permitted by the Indian Gaming Regulatory Act of 1988 (the "Gaming Act"). The Cherokee Nation subsequently joined the Company and the Seneca-Cayuga tribe as plaintiffs in the action.

         On January 23, 1998, the Company, the Seneca-Cayuga tribe and the Cherokee Nation entered into a standstill agreement with the Tulsa U.S. Attorney and the other U.S. Attorneys in Oklahoma which allowed the bingo halls of the Seneca-Cayuga's and Cherokee's to immediately commence playing MegaMania, assured the Company and the tribes that no other seizure or enforcement action would be taken in Oklahoma while the matter was before the court, and agreed to a speedy trial on the merits of MegaMania. On May 5, 1998, the Company, the Seneca-Cayuga tribe and the Cherokee Nation filed a Motion for Partial Summary Judgment seeking a declaration by the court that MegaMania is a Class II game. On July 17, 1998, the Company, the Seneca-Cayuga tribe and the Cherokee Nation filed a second Motion for Partial Summary Judgment seeking a determination that the electronic player stations used to play MaegaMain are legal technological aids to the play of bingo and not illegal "gambling devices" in violation of the Johnson Act. In August 1998, these two motions were consolidated into a single motion for Summary Judgment. Very preliminary discovery has been commenced by the Tulsa U.S. Attorney who has not yet filed any substantive response to the Motion for Summary Judgment.

         WASHINGTON D.C. On January 12. 1998, the Choctaw Nation of Oklahoma, the Chickasaw Nation of Oklahoma and the Cheyenne-Arapaho Tribe of Oklahoma filed a Complaint against the Department of Justice (DOJ) in the Federal Court for the District of Columbia seeking a declaration that MegaMania is a legal Class II bingo game. Three additional tribes, the Shoalwater Bay Indian Tribe from the State of Washington, and the Cabazon Band of Mission Indians and the Viejas Band of Kumeyaay Indians from the State of California, subsequently intervened as additional plaintiffs. The DOJ has filed a motion to transfer this case to the Northern District, which has been opposed by the plaintiffs. The Judge has yet to rule on this motion.

         NORTHERN DISTRICT OF CALIFORNIA. On May 14, 1998, the Assistant U.S. Attorney (the "San Francisco AUSA") for the Northern District of California filed a Complaint for Civil Forfeiture against approximately 100 electronic gaming devices operated by the Red Fox tribe at its casino in Laytonville Rancheria, California. This action was one of approximately 30 other actions taken in California against Indian tribes that had refused to sign the so-called "Pala Compact" with the State of California. Included in the Red Fox complaint were approximately 20 MegaMania electronic player stations. MegaMania player stations operated by other tribes in California were not included in any complaints. On July 13, 1998, the San Francisco AUSA advised the Company that he would not dismiss the Company's MegaMania player stations from the Red Fox Complaint and on July 22, 1998, the San Francisco AUSA filed a motion with the court seeking permission to seize the machines that were the subject of the May 14, 1998 Complaint. The Company has opposed the seizure motion and has filed its own motions for summary judgment seeking determinations that MegaMania is a legal Class II bingo game and that the MegaMania electronic player stations are legal technological aids to the play of bingo and not illegal "gambling devices" in violation of the Johnson Act. A hearing on the government's seizure motion and on the Company's summary judgment motions is scheduled for early September, 1998.

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

Network Gaming Litigation

         On February 2, 1998, a complaint was filed by Network Gaming International Corporation ("Network Gaming") in the Federal District Court for the Northern District of Oklahoma against the Company alleging, among other things, breach of contract, misappropriation of trade secrets, fraud and interference with prospective advantage. The complaint, which seeks $62 million in damages and other specified and unspecified relief, also names Gordon T. Graves, the Company's Chairman of the Board, and Larry D. Montgomery, the Company's former President, as individual defendants. On January 23, 1998, the Company had filed its own action in the Court against NGI for breach of contract.

         The dispute arises out of a series of related agreements entered into between the parties in December 1995 and May and June 1996. In general, these agreements contemplate the cross-licensing of certain intellectual property and equipment distribution rights. In its January 23 complaint, the Company alleges that NGI failed to perform certain obligations owed the Company under a Licensing and Distribution Agreement wherein the Company licensed certain rights to NGI with respect to Canada and China and that NGI failed to perform certain obligations owed the Company under a Licensing and Distribution Agreement wherein NGI licensed certain rights to the Company with respect to the United States. In its February 2 complaint, NGI alleges just the opposite - which the Company failed to perform the obligations owed by it to NGI under both contracts.

         These actions are in the very preliminary stages and no discovery has yet been taken by either party. The Company intends to vigorously defend against the claims of NGI and to prosecute its own claim. Which the Company believes that it will ultimately prevail on the merits, no assurances to that effect can be given. In any event, the cost of defending the actions could be substantial. In connection with the December 1995 transaction, the Company capitalized the $500,000 cost of the license acquired from NGI, which the Company is amortizing over the five-year term of the related License and Distribution Agreement. As of June 30, 1998, the unamortized amount, including certain additional software development costs, was $386,000, which the Company is continuing to amortize. The Company believes that the most likely conclusion of the dispute with NGI will include an affirmation of the Company's right to use the NGI license in connection with the Company's planned business. As a result, the Company has determined that it is only reasonably possible that this asset has been impaired and accordingly has recorded no reduction in the carrying value of the asset as of June 30, 1998, other than normal amortization. However, subsequent events may occur which would cause the Company to determine that it is necessary and appropriate to reduce, or to accelerate the rate of amortization of, all or a portion of such capitalized cost. Any such reduction or acceleration will have an adverse effect upon the reported earnings of the Company for the period in which such action is taken which could, depending upon the period involved and the earnings of the Company for such period, be material. See Notes 4 and 5 of Notes to Consolidated Financial Statements contained within the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997.

Flash Cash Litigation

         In February 1998, the Company introduced FlashCash; a bingo game played on interconnected electronic player stations located at participating Indian bingo halls. The Company has submitted FlashCash to the NIGC for approval of the game as Class II gaming; no determination has yet been made by the NIGC. The Company also submitted FlashCash to the Tulsa U.S. Attorney and requested a letter from the Tulsa U.S. Attorney that FlashCash was a legal Class II bingo game. The Tulsa U.S. Attorney declined to issue an opinion and in February 1998, the Company filed a Complaint for Declaratory Relief in the Northern District of Oklahoma seeking a declaration by the court that FlashCash is a legal Class II bingo game as permitted by the Gaming Act. No discovery has commenced and the matter remains in a very preliminary stage. The Company intends to vigorously defend its position that FlashCash is a Class II bingo game; however, no assurances can be given that the Company will be successful on the merits. To date, FlashCash has been well received by customers so that, if FlashCash is ultimately determined to be Class III gaming, the loss of the FlashCash business could have a material and adverse effect upon the Company's financial condition and results of operations. Even if successful on the merits, the Company will incur legal fees and expenses in defending its position, which could be significant and which could, therefore, have a material and adverse effect upon the Company's reported earnings for the periods in which such legal services are rendered and the related costs are incurred by the Company.

Shareholder Class Actions

           On June 9, 1998, the company received a copy of a Summons and Class Action Complaint for Violations of Federal Securities Laws, that was filed on May 29, 1998, in the Federal District Court for the Southern District of California. Also named as defendants were Gordon T. Graves, the Company's Chairman of the Board, and Larry D. Montgomery, the Company's former President. The Complaint, which seeks an unspecified amount of damages on behalf of all similarly situated shareholders, alleges that the Company violated federal securities laws by making allegedly false and misleading statements regarding MegaMania, the Company's interactive, high speed, bingo game.

           On July 24, 1998, a similar class action was filed in the Federal Court for the Northern District of Oklahoma.

           These actions are in very preliminary stages. The Company intends to vigorously defend against these claims and expects to prevail on the merits. However, the cost of defending against the claims could by substantial.

Other.

         The Company is a party to various other lawsuits and claims arising out of the ordinary course of its business. No accrual for potential loss has been made in the accompanying financial statements, as management does not believe that the likelihood of a material loss is probable at this time.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 1998;

         (a) the Company issued 120 shares of Common Stock in a transaction exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4 (2) thereof. The shares were issued upon the exercise of a warrant originally issued in July 1993 at an exercise price of $6.60 per share. Net proceeds from the issuance of the shares were used for general corporate purposes.

         (b) the Company granted options to purchase 338,000 shares of Common Stock to Clifton Lind, President and Chief Operating Officer, at a purchase price of $3.8125 per share, in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof.

         (c) the Company granted warrants to purchase 262,500 shares of Common Stock to Equipment Purchasing II LLC at a purchase price of $7.00 per share in a transaction exempt from registration under the Securities Act of 1933, as amended pursuant to Section 4 (2) thereof.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits filed as part of this Quarterly Report on Form 10-QSB are listed in the attached Index to Exhibits.

         (b) The following reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998:

         On June 9, 1998, the Company filed a report of Form 8-K reporting under
Item 5. Other Information the institution of a shareholder class action in the Southern District of California alleging securities laws violations.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated August 11, 1998           Multimedia Games, Inc.



                                     By: /s/ FREDERICK E. ROLL
                                         --------------------------------------
                                         Frederick E. Roll, Vice President and
                                         Chief Financial Officer

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER        DESCRIPTION
------        -----------
15            Letter regarding Unaudited Interim Financial Information

27.1          Financial Data Schedule

27.2          Restated FDS

27.3          Restated FDS