Form 10KSB
period 1998-09-30
MULTIMEDIA GAMES INC
filed 1998-12-23
CIK 896400

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

         [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Fiscal Year ended September 30, 1998

         [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _______ to _________

                         Commission file number 0-28318
                             Multimedia Games, Inc.
                 (Name of Small Business Issuer in Its Charter)

            Texas                                         74-2611034
            -----                                         ----------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                       Identification Number)

 8900 Shoal Creek Blvd., Suite 300
           Austin, Texas                                     78759
           -------------                                     -----
(Address of Principal Executive Offices)                   (Zip Code)

                                 (512) 371-7100
                                 --------------
                           (Issuer's Telephone Number,
                              Including Area Code)

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

         State the issuer's revenues for its most recent fiscal year:
$70,537,000.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of November 30, 1998 was $31,033,260.

         The number of shares outstanding of the issuer's Common Stock as of November 30, 1998, was 5,409,825.

         Transitional Small Business Disclosure Format (check one):

         Yes    No X
            ---   ---

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         The Company designs and develops interactive high-speed Class II bingo games and related electronic player stations (EPS) and equipment that are marketed to Native American bingo halls located throughout the United States. The Company operates its interactive bingo games on behalf of its tribal customers through a multi-pathed communications network. The network interconnects EPS located at multiple bingo halls thereby enabling players to simultaneously participate in a live bingo game and to compete against one another to win a common pooled prize. The Company also produces high stakes TV bingo game shows that are televised live to multiple participating Indian bingo halls linked via closed circuit satellite and broadband telephone communications networks. Through its MegaRacing division, the Company transmits horse racing signals and provides communications and data services to off-track betting (OTB) facilities operated by Indian tribes.

         Prior to August 1995, the Company's principal business was providing its TV bingo game shows. In August 1995, the Company introduced MegaMania, its first interactive high-speed Class II bingo game. MegaMania, and the other interactive high speed bingo games subsequently designed, developed and introduced by the Company, are live Class II bingo games transmitted to EPS that are interconnected to one another through the Company's communications network. The EPS enable players to log on to the network, select the bingo cards of their choice and to interact with the game to make game decisions such as whether to continue a card in play, daubing or "covering" a number on a card and declaring a winning bingo. The Company's games and equipment are designed and operated to meet the requirements for Class II gaming as defined in the Indian Gaming Regulatory Act of 1988 and are marketed to bingo halls owned and operated on behalf of American Indian tribes. The Company believes that its interactive games have significantly increased the bingo hall's earnings per player position at those bingo halls where its interactive games are played. As of September 30, 1998, there were 3,271 EPS in operation at 64 independently owned Indian bingo halls located in 11 different states. Also as of September 30, 1998, the Company's live TV bingo game show, MegaBingo, was being delivered to 47 independently owned Indian bingo halls located in 14 different states.

         In May 1998, the Company launched MegaRacing, which transmits horse racing signals and provides communications and data services to OTB facilities operated by Indian tribes pursuant to compacts with the State in which the tribes are located. The Company presently serves five OTB facilities in the State of Oklahoma.

         Multimedia Games, Inc. (the "Company") was incorporated under the laws of the State of Texas on August 30, 1991. Unless the context otherwise requires, the term the "Company" includes Multimedia Games, Inc., and its subsidiaries - TV Games, Inc., MegaBingo, Inc., Multimedia Creative Services, Inc. and American Gaming Network L.L.C. The Company's executive offices are located at 8900 Shoal Creek Blvd., Suite 300, Austin, Texas, 78757, and its telephone number is (512) 371-7100.

         MegaBingo(TM), MegaCash(TM), MegaBingo Lite(TM), MegaMania(TM), FlashCash(TM), Big Hit Bingo(TM), Bingo Express(TM), Peoples Choice Bingo(TM) and MegaRacing(TM) are trademarks and tradenames of the Company, and all references herein are deemed to include the applicable tradename or trademark designation.

RISK FACTORS

         The following risk factors should be carefully considered in connection with the other information and financial statements contained in this Report on Form 10-KSB.

LEGAL CONSIDERATIONS.

         INDIAN GAMING. The operation of gaming on Indian lands is subject to the Indian Gaming Regulatory Act of 1988 ("IGRA" or the "Gaming Act"), which also created the National Indian Gaming Commission ("NIGC") to promulgate rules and regulations to enforce certain aspects of IGRA and to protect tribal interests involved in gaming activities.

         The Company has designed and operates its bingo games and related equipment so as to meet the requirements of Class II gaming under IGRA. Class II gaming is defined by IGRA as including "the game of chance commonly known as bingo (whether or not electronic, computer or other technological aids are used in connection therewith)..." However, the definition of Class II gaming excludes so-called "gambling devices" which are defined as "electronic or electromechanical facsimiles of any game of chance or slot machines of any kind." Generally speaking, IGRA allows Class II gaming to be conducted on Indian lands if the state in which the Indian land is located permits such gaming for any purpose by any person. Class III gaming, on the other hand, which includes gaming such as video casino games, slot machines, most table games (e.g., blackjack and craps) , most lottery games and keno, may only be conducted on Indian land pursuant to an agreement between the Indian tribe and the state in which the tribe is located.

         MEGAMANIA LITIGATION. On December 31, 1997, the U.S. Attorney for the Northern District of Oklahoma filed a civil forfeiture action in Federal District Court challenging the Class II status of the Company's interactive bingo game, MegaMania. On October 23, 1998, the District Court issued a judgment holding that MegaMania was legal Class II gaming. The decision found that MegaMania was a game of bingo and that the EPS used to play MegaMania were technological aids to the play of bingo as permitted by IGRA and were not gambling devices. On November 9, 1998, the U.S. Attorney filed a motion with the District Court requesting the District Court to alter or amend its judgment. The District Court has yet to rule on the November 9 motion.

         On May 14, 1998, the Assistant U.S. Attorney for the Northern District of California filed a civil forfeiture in Federal District Court that also challenged the Class II status of MegaMania. On November 23, 1998, the District Court issued a Memorandum and Order holding that MegaMania was legal Class II gaming. As with the decision of the Oklahoma District Court, the Order of the California District Court found that MegaMania was a game of bingo and that the EPS used to play MegaMania were technological aids to the play of bingo as permitted by IGRA and were not gambling devices.

         The Company is not able to predict whether either or both of these decisions will be appealed by the government to the applicable Federal Circuit Court of Appeals or what the outcome of any such appeal would be.

         No assurances can be given that there will be no other challenges made to the legality of the Company's interactive bingo activities or that, if made, the Company will be successful on the merits. If MegaMania is ultimately determined to be Class III gaming, the loss of the MegaMania business would likely have a material adverse effect upon the Company's financial condition and results of operation. In addition, if the EPS used to aid the play of MegaMania are ultimately held to be gambling devices, all of the other Class II bingo games currently offered by the Company would likely be adversely effected which would have a material adverse effect upon the Company's financial condition and results of operation. Even if the Company is successful on the merits, the legal fees and expenses to be incurred by the Company related to the MegaMania litigation or any future litigation challenging the Company's interactive bingo activities will likely be significant.

         DEVELOPING LEGAL ENVIRONMENT. The environment in which the Company conducts its business is relatively new and presents significant legal and operating challenges and uncertainties. Fundamental issues concerning the scope and intent of IGRA remain unresolved, as do issues relating to the jurisdiction and authority of different Federal, State, local and tribal governments and agencies. For example, prior to the initiation by the Department of Justice of the MegaMania litigation, the Company had received and had relied upon opinions from the NIGC that MegaMania was Class II gaming. While the NIGC has its own powers of enforcement, the Department of Justice has been maintaining that it retains enforcement powers over gambling devices and is not bound by NIGC determinations. As a result, the Company faces uncertainty as to whether other actions will be initiated by the Department of Justice in the future.

         There can be no assurance that the NIGC, either on its own initiative or as the result of pressure from or cooperation with other agencies such as the Department of Justice, will not enact additional regulations or reinterpret existing regulations in a manner that would have a material and adverse effect upon the Company, including requiring the Company to restructure its existing contractual arrangements with Indian tribes or requiring changes in the way the Company's games are conducted so that such games are classified as Class II. Any such restructuring of the Company's games has the additional risk that such games will no longer appeal to consumers or be acceptable to the tribes. There can also be no assurance that IGRA or other Federal laws will not be amended, or new legislation or regulations enacted, so as to limit the authority of tribes to selfregulate Class II gaming or to change the definition of Class II gaming in a manner adverse to the Company's business.

         NETWORK GAMING LITIGATION. On January 23, 1998, the Company filed a complaint against Network Gaming International Corporation ("NGI") in the Federal District Court for the Northern District of Oklahoma alleging breach of contract. On February 2, 1998, NGI filed a complaint against the Company in the same Federal District Court alleging, among other things, breach of contract, misappropriation of trade secrets, fraud and interference with prospective advantage. The complaint by NGI seeks $62 million in damages and other specified and unspecified relief and also names Gordon T. Graves, the Company's Chairman of the Board, and Larry D. Montgomery, the Company's former President, as individual defendants. These actions are in the very preliminary stages and only limited discovery has been taken by either party. The Company intends to vigorously defend against the claims of NGI and to prosecute its own claim. While the Company believes that it will ultimately prevail on the merits, no assurances to that effect can be given. In any event, the cost of defending the actions could be substantial.

         SHAREHOLDER CLASS ACTIONS. On May 29, 1998, a shareholder class action was filed against the Company in the Federal District Court for the Southern District of California. Also named as defendants were Gordon T. Graves and Larry
D. Montgomery. The action, which seeks an unspecified amount of damages on behalf of all similarly situated shareholders, alleges that the Company violated federal securities laws by making allegedly false and misleading statements regarding the legality of MegaMania. On July 24, 1998, a similar class action was filed in the Federal Court for the Northern District of Oklahoma. These actions are in very preliminary stages. A hearing was held on November 20, 1998 by the Multidistrict Litigation Panel established under Federal law to determine issues relating to the consolidation of the two cases. To date, no decision has been made by the Panel. The Company intends to vigorously defend against these claims and expects to prevail on the merits, although no assurances to that effect can be given. In any event, the cost of defending against the claims could by substantial.

FUTURE FINANCING.

         The purchase, assembly and installation of additional EPS to further expand the Company's interactive gaming operations will require funding from external sources. Prior to the initiation of the MegaMania litigation, the Company financed such activities primarily through the issuance of equity securities and from cash flow from operations. After the initiation of the MegaMania litigation, the uncertainties relating to the legality of the Company's interactive bingo activities and the depressed market for the Company's equity securities made it more difficult and expensive for the Company to obtain financing. As a result, the Company financed the purchase, assembly and installation of EPS and the significant cost of prosecuting the MegaMania litigation primarily through the sale of EPS to private investors, including related parties. The effective cost of these sale transactions was significantly higher than could have been obtained by the Company from the more traditional sources of financing had those sources been available to the Company. Whether the October 23, 1998 and November 23, 1998 decisions of the Oklahoma and California Federal District Courts holding that MegaMania is legal Class II gaming will significantly change these conditions cannot be predicted at this time; however, there are early indications that the Company's ability to obtain financing are improving. The inability to obtain additional financing when needed could have a material adverse effect on the Company's ability to achieve its planned objectives as well as any expectations the market might have about the Company's future performance.

COMPETITION.

         The Company competes with all forms of gaming and other leisure activities. Given the limitations placed on Class II gaming, it is difficult for the Company to compete in places where casino, slot machines and other forms of Class III gaming are permitted. In Class II gaming facilities, the Company competes against a growing number of games and competitors. This competition is expected to increase following the October 23, 1998 and November 23, 1998 decisions of the Oklahoma and California Federal District Courts holding that MegaMania is legal Class II gaming, which will likely encourage existing and additional competitors to introduce interactive bingo games based upon the Company's business model.

TRIBAL REGULATION.

         Each Federally recognized Indian tribe has the standing of a sovereign nation. As such, without approval from the tribes, the tribes cannot be sued or otherwise held accountable under any but tribal laws. In general, the Company has obtained waivers of the tribe's sovereign immunity as it relates to equipment used in the conduct of games or to the revenues of the gaming facility. Although the Company has never experienced any difficulties in this regard, there can be no assurance that a particular tribe will not invoke its sovereign immunities with respect to obligations and/or contracts with the Company which could have the effect of rendering the Company's contracts unenforceable.

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

TECHNOLOGICAL INNOVATION.

         The Company believes that an important factor to its future success will include its continued development of new products that appeal to the tastes of consumers and the introduction of such products in a timely manner. Successful product development and introduction depends upon a number of factors, including the identification of products expected to appeal to consumer preferences and the timely completion of design and testing. Importantly, any new or modified gaming products that are intended for the Class II gaming market will be designed and operated to meet the requirements of Class II gaming. The Company may or may not solicit the approval of the NIGC that any new or modified gaming products meet the requirements of Class II gaming. Even if the Company does solicit NIGC approval, the NIGC may or may not grant approval as the NIGC has recently indicated an unwillingness to rule on the Class II status of games. As a result of these and other factors, there can be no assurance that the Company will continue to develop and introduce new products in a timely manner that will achieve commercial success.

DEPENDANCE UPON FEW CUSTOMERS

         For the year ended September 30, 1998, each of two tribes accounted for approximately 17% (34% combined) of the Company's total gaming revenues. One of these tribes accounted for approximately 26% of the Company's total gaming revenues in 1997. No other tribe accounted for more than 10% of the Company's total gaming revenues in either year. While the Company believes that its relationship with all of its tribal customers is good, the loss of either of the two tribes would have a material and adverse effect upon the Company's financial condition and results of operations.

PRIZE FULFILLMENT.

         The prizes awarded under the Company's bingo games are based upon attaining an assumed level of gross game receipts and statistical assumptions as to the frequency of winners. With respect to its interactive gaming activities, the Company has not experienced over any statistically relevant period of time a "game deficit" where aggregate prizes have exceeded aggregate game revenues. With respect to its TV bingo game shows, the Company self-insures against smaller prizes and obtains insurance through a third party for larger jackpots. Prize risk is also shared with participating bingo halls through funds reserved from bingo card sale receipts and deposited into a prize allocation account. No assurances can be given that the Company will not experience abnormally high rates of jackpot prize wins in the future.

SIGNIFICANT OUTSTANDING OPTIONS AND WARRANTS.

         As of September 30, 1998, there were outstanding rights to purchase an aggregate of 3,255,343 shares of Common Stock at exercise prices ranging from $2.00 to $13.38 per share (with the vast majority of such rights at exercise prices ranging from $2.00 to $8.00 per share). Of these outstanding rights, 2,224,218 are immediately exercisable and the remainder become exercisable in substantially equal annual increments over the next three years. In addition to such rights, the shares of the Company's Series A Preferred Stock are immediately convertible into 435,195 shares of Common Stock. To the extent that such rights and Series A Preferred Stock are exercised or converted, dilution to the Company's shareholders will occur. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected, since the holders of such rights and Series A Preferred Stock can be expected to exercise or convert them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than the exercise terms provided in such securities.

ABSENCE OF DIVIDENDS.

         The Company has never declared or paid any cash dividends on its Common Stock. The Company intends to retain its earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

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

PRODUCTS AND SERVICES

         GENERAL. The Company designs and develops its own interactive high-speed Class II bingo games to run over its multi-pathed interactive communications network. The game design process involves matching game parameters to the needs of the target consumer group and includes graphics design, software programming and test feedback. The Company also designs and assembles the electronic player stations (EPS) used as technological aids to the play of its interactive bingo games. The EPS, which are essentially smart computer terminals that allow players to select and play bingo cards by interacting through touching the EPS screen, are interconnected through a common carrier communications network, which is the backbone of the Company's multi-pathed interactive network. This interconnection allows players to compete against one another in a live bingo game to win a common pooled prize in accordance with the requirements of Class II gaming. The Company also produces high stakes TV bingo game shows that are televised live to multiple participating Indian bingo halls linked via closed circuit satellite and broadband telephone communications networks. Through its MegaRacing division, the Company transmits horse racing signals and provides communications and data services to off-track betting (OTB) facilities operated by Indian tribes.

         In connection with all of these activities, the Company provides its tribal customers virtually all of the "back office" record keeping necessary to account for revenues and prize payouts. The Company's systems enable it to account, by bingo hall and individual EPS, for game revenues and payouts and to prepare and disseminate reports to its tribal customers.

         INTERACTIVE GAMES. As of December 1, 1998, the Company's offering of high speed interactive Class II bingo games consisted of MegaMania, FlashCash, BingoExpress and Big Hit Bingo. The Company plans to introduce People's Choice Bingo by the end of this calendar year. All of the interactive games are variations of bingo and have several attributes in common. For example, to play, a player first opens an account with a cashier at the bingo hall and is issued a receipt for the amount deposited containing a personal identification number ("PIN"). Players then use the touch screen on the EPS to input their PIN and activate the EPS to join a game. Winnings and losses are recorded to each player's account and the positive balance in a player's account can be claimed from the cashier at any time. Players can replenish their account by making additional deposits with the cashier or by inserting money in the bill acceptor on the EPS. Play commences once the minimum number of players or bingo cards required for a particular game have logged onto the game. A live ball draw is conducted at a host Indian bingo hall. The numbers from the ball draw are transmitted simultaneously via a common carrier digital frame relay communications network to all other participating bingo halls and appear on the interconnected EPS participating in the particular game. Players are able to daub their cards and declare a winning bingo by interacting with the EPS touch screen or pressing a mechanical button.

         The factors that distinguish one game from another are the minimum number of players or bingo cards required to commence a game, the predetermined patterns required in order to win a prize, the size and number of prizes, and the frequency of winning each prize. Each game is also accompanied by its own unique graphics and sound.

         In MegaMania, a game will not begin unless there are at least 48 cards being played by at least 12 people. Randomly generated cards are displayed at each EPS and players are given the option of keeping the card(s) displayed, asking for a different card(s) or not playing the card(s) at all. No player may play more than four bingo cards per EPS. Each card played costs an initial 25 cents. The bingo numbers drawn are visually displayed on the EPS screen three at a time and are also communicated audibly. After each three ball sequence, a player must take the affirmative step of pressing a "daub" button on the computer screen to daub, or cover, the called numbers on each card being played. When a player achieves a straight-line bingo, they are given eight seconds to declare the "bingo" by using the touch pad on the EPS. If a player fails to declare the "bingo" within the allotted time, he or she is said to "sleep" the bingo, and the game continues. After each sequence of three balls are drawn and announced, the player is given eight seconds to decide whether to continue a card in play by electing to "ante up" an additional 25 cents per card, or dropping one or more of the cards from play. Once a card has been dropped, it cannot be played again during that game. When the first player(s) covers and declares a straight line "bingo", all players nationwide are notified of the existence of the bingo. The declaration of "bingo" by a player ends the straight-line game nationwide. Upon declaring the bingo, the player wins a prize that is determined by the number of cards being played by all players, the number of balls that have been drawn, and the number of other players declaring bingo simultaneously. The largest possible prize comes if a single player is able to declare bingo after only four balls have been drawn, the lowest mathematically possible number of ball draws that would allow a player to declare bingo. Interim prizes are also awarded to each person who covers two corners of a card based from each three ball draw. A player can win more than one interim prize by covering more than two corners of the card. If no interim prize has been awarded prior to a winning straight line bingo, the game continues until at least one prize is awarded for covering at least two corners of a card.

         FlashCash bingo is a straight line bingo game similar to MegaMania except that there is no ante-up feature to keep a card in play and there are no interim prizes awarded for covering corners. BingoExpress awards prizes to players who cover one or more corners of their card, with the size of the prizes varying based upon the number of corners covered in relation to the number of balls drawn. If a player covers two corners on the first two numbers drawn, that player is eligible for a "jackpot draw" where two additional numbers are drawn and the player wins an additional prize if one or two of the remaining corners on a card are covered. Big Hit Bingo awards prizes for covering the four numbers adjacent to the "free" square in the middle of the bingo card, which is graphically depicted on the EPS screen as a pitcher's mound on a baseball diamond. Prizes are awarded for scoring a single (i.e., covering the number to the right of the "free" square corresponding to first base), double, triple or home run and the number of balls drawn.

         The Company receives a fee of approximately 25% of the net winnings, or "hold" from its interactive games. During fiscal 1998, the average net winnings of the Company's interactive games exceeded $20,000 per EPS per year. The annual incremental cost to the Company and the bingo hall to operate an additional EPS was less than $2,000.

         ELECTRONIC PLAYER STATIONS. The Company currently offers over 11 models of EPS. Each EPS has a screen that displays the bingo cards being played and the bingo numbers drawn. The screen also serves as a touch pad that allows a player to make game decisions, such as which cards to play or drop and to declare a winning bingo. The EPS house computer terminal equipment that allow the EPS to communicate with the bingo network. EPS vary according to height, width and depth (to accommodate, in part, the differing space needs of bingo hall customers), screen size and other features affecting appearance and the visual appeal to players.

         TV BINGO GAME SHOWS. MegaBingo, MegaCash and MegaBingo Lite are bingo games and associated TV shows produced by the Company and telecast live to television monitors at participating bingo halls by means of a closed-circuit, television satellite and broadband telephone communications network. The Company's broadcast studio is currently located at a host Indian bingo hall. The studio houses the equipment used to produce and televise the ball drawings and verify winning cards, including television production equipment and satellite up-link equipment. MegaBingo, MegaCash and MegaBingo Lite games are approximately 12 minutes in duration and represent only a limited percentage of the total number of bingo games conducted by each participating bingo hall operator during any given bingo session. MegaBingo affords the opportunity for a winning player to win a jackpot prize of up to $2,000,000 (paid $100,000 in cash and the remainder in the form of a 24-year annuity) by having a winning bingo within a specified number of ball draws and spinning the MegaBingo wheel. MegaCash, which is conducted on the Company's network each Saturday and Sunday in matinee sessions, carries a jackpot of $100,000 or, by spinning the MegaBingo wheel, up to $1,000,000, for players with winning bingos within a specified number of ball draws. MegaBingo Lite is similar to MegaBingo, but involves fewer halls and smaller prizes (e.g., jackpot prizes of $25,000). Each game also carries lesser consolation prizes for players having a winning bingo after more than a specified number of ball draws. Prizes also vary depending upon the price paid by a player for a card (e.g.,$2, $3 or $6 per card).

         During 1998, revenues from the Company's TV bingo game shows were $12.2 million. While the contribution to net margin from these games was considerably less significant to the Company than from its interactive bingo games, the TV bingo game shows are well publicized due to the potential size of jackpots and offer positive benefits by attracting additional players to bingo halls.

         In support of its live broadcasts, the Company utilizes, among other things, television production equipment, satellite transmission and reception equipment, computer hardware and software, conference calling equipment and specially printed ticket stocks typically imprinted with serial numbers and the game's logo. The Company has contracted with a vendor for the satellite time necessary to transmit its telecast games. With the exception of the computer software, which is custom developed by or on behalf of the Company, all other gaming equipment and supplies required for the operation of the telecast games are typically available off-the-shelf from a number of vendors. The Company's central game computers are located on Indian trust land and communications equipment is located in the Company's offices in Tulsa, Oklahoma and Austin, Texas.

         GAMING CONTRACTS. Virtually all of the Company's revenues are derived through contracts with Indian tribes. The Company's contract with each bingo hall operator typically identifies the games, equipment and services to be provided by the Company and the terms of payment. In general, the Company and the tribe share in the "hold" or profit generated from the play of the game in percentages that vary depending upon levels of profitability. Certain tribes purchase EPS outright from the Company while others purchase EPS on an installment basis out of a dedicated percentage of the revenues generated by the EPS. In some instances, the Company has leased EPS to tribes at rentals based upon a percentage of the "hold."

PRIZE FULFILLMENT

         In order to provide protection against the risk that prizes awarded to players in the MegaBingo, MegaLite and MegaCash games might exceed game revenues, the terms of the agreements with the various hall operators that conduct MegaBingo and MegaCash (the "MegaBingo Operators"), provide that a fixed percentage of gross game receipts from those games (the "MegaBingo Prize Allocation") is deposited in a prize allocation account from which prizes, prize fulfillment fees and bank fees are paid ("MegaBingo Prize Allocation Costs"). The MegaBingo Operator and the Company are each entitled to a fee (the "MegaBingo Fee") which approximates 15% of gross game receipts increased by its share of cumulative game surplus and decreased, in the case of the Company, by 100% of all game deficits. A surplus (or deficit) exists to the extent that the MegaBingo Prize Allocation exceeds (or is exceeded by) the MegaBingo Prize Allocation Costs.

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

         The MegaBingo, MegaLite and MegaCash games are designed assuming a certain minimum level of gross game receipts, with MegaBingo Prize Allocation Costs averaged over long periods of time expected to be less than the MegaBingo Prize Allocation. In order to reduce the need for prize reserve account funds and to further reduce exposure to game deficits during periods of abnormally high rates of jackpot prize wins, the Company is party to an agreement (the "Risk Assumption Agreement") with SCA Promotions, Inc. ("SCA"), which specializes in prize fulfillment services, to pay jackpot prizes won during the term of the agreement.

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

         SCA may cease its prize fulfillment responsibilities if its total cumulative prize payouts exceed its fees earned under the contract by $2,500,000. SCA is required at all times to maintain not less than $500,000 of prize fulfillment resources in the form of a performance bond or other mutually acceptable escrow arrangement.
The Risk Assumption Agreement expires on December 31, 1998.

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

INTELLECTUAL PROPERTY

         The Company relies on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain its competitive position. However, there can be no assurance that, insofar as the Company relies on trade secrets and unpatented know-how, others will not independently develop similar technology or that secrecy will not be breached.

COMPETITION

         The Company believes that it competes with virtually all other forms of gaming, including lotto, table games, sports betting and pari-mutual wagering. The intensity of such competition depends upon several factors, including the nature and accessability of the gaming activity and the demographics of the players' population. Many of the companies engaged in such gaming activities have substantially greater financial and personnel resources than the Company.

         The Company also competes with other bingo operations conducted both on and off Indian lands, including bingo conducted with the use of electronic aids such as card minders that provide interactivity and enable players to play multiple numbers of bingo cards simultaneously. Given the limitations placed on Class II gaming, it is difficult for the Company to compete in places where casino, slot machines and other forms of Class III gaming are permitted. In Class II gaming facilities, the Company competes against a growing number of games and competitors. This competition is expected to increase following the October 23, 1998 and November 23, 1998 decisions of the Oklahoma and California Federal District Courts holding that MegaMania is legal Class II gaming, which will likely encourage existing and additional competitors to introduce interactive bingo games based upon the Company's model.

EMPLOYEES

         As of September 30, 1998, the Company had 141 full-time and part-time employees, including 27 engaged in field operations, five in game design, 46 in computer operations relating to bingo activities, 13 in accounting functions, two in the design and assembly of EPS, 12 in sales and marketing activities, 12 in other general administrative and executive functions and 14 full-time and part-time bingo hall employees. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its current employees to be good. The Company also engages four independent contractors as computer programmers to produce the Company's interactive gaming software. In addition, approximately 30 individuals were employed by tribes to operate the Company's games in their respective halls all of whom are reimbursed by the Company.

GOVERNMENTAL REGULATION

         INDIAN GAMING. The operation of gaming on Indian reservations is subject to the Indian Gaming Regulatory Act of 1988 (25 U.S.C. Sections 2701, et seq.) (the "Gaming Act" or "IGRA"), which created the National Indian Gaming Commission (the "NIGC") to promulgate regulations to enforce certain aspects of IGRA.

         IGRA classifies games that may be played on Indian land into three categories. Class I gaming includes traditional Indian social and ceremonial games and is regulated only by the tribes. Class II gaming includes bingo, pull-tabs, lotto, punch boards, tip jars, instant bingo, certain card games played under limited circumstances and other games similar to bingo if those games are played at the same location where bingo is played. Class II gaming does not include gaming conducted with gambling devices which NIGC regulations have defined as being gambling devices subject to the Johnson Act (see discussion below). Class III gaming consists of all forms of gaming that are not Class I or Class II, such as video casino games, slot machines, most table games and keno.

         IGRA provides that Indian tribes may engage in Class II gaming, if (i) the state in which the Indian reservation is located permits such gaming for any purpose by any person, (ii) the gaming is not otherwise specifically prohibited on the Indian reservation by Federal law, (iii) the gaming is conducted in accordance with a tribal ordinance which has been approved by the NIGC, and (iv) several other requirements are met, including the requirement that an Indian tribe shall have the sole proprietary interest and responsibility for the conduct of gaming, and that primary management officials and key employees must be licensed by the tribe.

         Under IGRA, the NIGC has the power to inspect and examine all Indian gaming facilities, to conduct background checks on all persons associated with Class II Indian gaming, to inspect, copy and audit all records of Indian gaming facilities, and to hold hearings, issue subpoenas, take depositions and adopt regulations in furtherance of its responsibilities. IGRA authorizes the NIGC to impose civil penalties for violations of its regulations or of IGRA, and also imposes Federal criminal sanctions for illegal gaming on Indian reservations and for theft from Indian gaming facilities.

         IGRA also regulates Indian gaming management contracts. IGRA provides that the NIGC may approve a management contract only after determining that the contract provides for (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe, (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income, (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs, (iv) a ceiling on the repayment of development and construction costs,
(v) a contract term not exceeding five years and a management fee not exceeding thirty percent of net revenues, provided that the NIGC may approve up to a seven year term and a forty percent return to the manager if the Chairman of the NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity, justify the larger percentage and longer term. Certain other requirements for approval of a management contract are specified in the regulations promulgated by the NIGC.

         The NIGC has determined that the agreements pursuant to which the Company provides its Class II games, equipment and services are service agreements and not management contracts, thereby allowing the Company to obtain more favorable terms than would have been permitted had the contracts been determined to be management contracts. There is no assurance however, that further review of these agreements by the NIGC are alternative interpretation of applicable laws and regulations will not require substantial modifications to the agreements and cause the operations of the Company to be marginally profitable or even unprofitable.

         JOHNSON ACT. Class II gaming is defined by IGRA as including "the game of chance commonly known as bingo (whether or not electronic, computer or other technological aids are used in connection therewith)..." However, the definition of Class II gaming excludes so-called "gambling devices" which are defined as "electronic or electromechanical facsimiles of any game of chance or slot machines of any kind." Regulations adopted by the NIGC further define "gambling devices" as devices prohibited by the so-called Johnson Act.

         The Johnson Act defines an illegal gambling device as a "machine or mechanical device" designed "primarily" for gambling and that, when operated, delivers money to a player "as the result of the application of an element of chance." Courts that have considered the scope of the Johnson Act in relation to IGRA have generally determined that the Johnson Act does not prohibit the use of electronic aids to bingo that operate to broaden the participation of players to play against one another rather than against a machine. In the two cases that specifically addressed the question of the Company's EPS, the two courts also held that the element of chance was not inherent within the EPS itself (as would be the case with a slot machine) but rather was inherent to the game of bingo, thus also taking the Company's EPS outside the scope of the Johnson Act.

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

ITEM 2.  PROPERTIES

         In Tulsa, Oklahoma, the Company leases approximately 9,440 sq. ft. of office space for its operations headquarters which expires in October 2001 and approximately 1,000 sq. ft. of warehouse space which expires in March, 2000. The Company leases approximately 2,000 sq. ft. of office space for some of its computer programmers in Dallas, Texas, which expires in June 1999. In Austin, Texas, the Company leases approximately 16,000 sq. ft. of factory space for its EPS assembly operations (expiring in February 2001) and 1,200 sq. ft. of office space on a month to month basis for its executive headquarters. Aggregate annual rentals under these five leases are approximately $200,000. The Company believes that such leases will be renewed as they expire or that alternative properties can be leased on acceptable terms. The Company also houses a portion of its satellite link equipment in a trailer located adjacent to the Cheyenne-Arapaho bingo hall in Concho, Oklahoma at no cost.

ITEM 3. LITIGATION

         See "Item 1. Description of the Business-Risk Factors-Legal Considerations" for a discussion of the material litigation involving the Company.

         In addition, the Company is also the subject of various pending and threatened claims arising out of the ordinary course of business. Management believes that any liability resulting from such claims will not have a material adverse effect on the results of operations or the financial condition of the Company.

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



Fiscal Quarter                                High                Low
--------------                                ----                ---
First Quarter 1997                            6.000              4.375

Second Quarter 1997                          10.750              4.750

Third Quarter 1997                           12.000              8.250

Fourth Quarter 1997                          13.875             10.375

First Quarter 1998                           16.875             13.250

Second Quarter 1998                          14.875              8.410

Third Quarter 1998                            9.688              2.875

Fourth Quarter 1998                           5.125              2.375


         There were approximately 150 shareholders of record of the Common Stock on October 23, 1998. However, included in this total was over 3,868,000 shares held in street name by Cede & Co., or approximately 72% of the Company's outstanding Common Stock. The Company believes that the shares held in street name are held for in excess of 1,500 beneficial owners.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

BUSINESS OVERVIEW

         The Company designs and develops interactive high-speed Class II bingo games and related electronic player stations (EPS) and equipment that are marketed to Native American bingo halls located throughout the United States. The Company operates its interactive bingo games on behalf of its tribal customers through a multi-pathed communications network. The network interconnects EPS located at multiple bingo halls thereby enabling players to simultaneously participate in a live bingo game and to compete against one another to win a common pooled prize. The Company also produces high stakes TV bingo game shows that are televised live to multiple participating Indian bingo halls linked via closed circuit satellite and broadband telephone communications networks. Through its MegaRacing division, the Company transmits horse racing signals and provides communications and data services to off-track betting (OTB) facilities operated by Indian tribes.

         Prior to August 1995, the Company's principal business was providing its TV bingo game shows. In August 1995, the Company introduced MegaMania, its first interactive high-speed Class II bingo game. MegaMania, and the other interactive high speed bingo games subsequently designed, developed and introduced by the Company, are live Class II bingo games transmitted to EPS that are interconnected to one another through the Company's communications network. The EPS enable players to log on to the network, select the bingo cards of their choice and to interact with the game to make game decisions such as whether to continue a card in play, daubing or "covering" a number on a card and declaring a winning bingo. The Company's games and equipment are designed and operated to meet the requirements for Class II gaming as defined in the Indian Gaming Regulatory Act of 1988 and are marketed to bingo halls owned and operated on behalf of American Indian tribes. The Company believes that its interactive games have significantly increased the bingo hall's earnings per player position at those bingo halls where its interactive games are played. As of September 30, 1998, there were 3,271 EPS in operation at 64 independently owned Indian bingo halls located in 11 different states. Also as of September 30, 1998, the Company's live TV bingo game show, MegaBingo, was being delivered to 47 independently owned Indian bingo halls located in 14 different states.

         In May 1998, the Company launched MegaRacing, which transmits horse racing signals and provides communications and data services to OTB facilities operated by Indian tribes pursuant to compacts with the State in which the tribes are located. The Company presently serves five OTB facilities in the State of Oklahoma.

RESULTS OF OPERATIONS

         An analysis of the Company's gaming revenues and direct gaming expenses were as follows for the years ended September 30, 1998 and 1997.


                                                   1998            1997
                                                   ----            ----
Interactive Gaming:
      Gaming Revenue, Net of Prizes(1)       $  49,467,000      $ 20,507,000

      Allotments to Hall Operators             (37,846,000)      (15,334,000)
                                             -------------      ------------
      Net Interactive Gaming Profit          $  11,621,000      $  5,173,000
                                             =============      ============

TV Bingo Game Shows: (2)
      Gross Revenues                         $  12,173,000      $ 13,504,000

      Bingo Prizes and Related Costs            (8,823,000)       (9,381,000)

      Allotments to Hall Operators              (1,741,000)       (2,568,000)
                                             -------------      ------------
         Net TV Bingo Profit                 $   1,609,000      $  1,555,000
                                             =============      ============

--------------------
(1) Interactive gaming gross revenues and prizes are netted for financial statement presentation purposes.
(2)  TV bingo game shows consist of MegaBingo, MegaCash and MegaBingo Lite.

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included under Item 7. Financial Statements.

         REVENUES - Total revenues for fiscal year 1998 were $70.5 million as compared to $39.1 million in 1997, an 80% increase. The increase is due to an 81% increase in gaming revenues over 1997, primarily as a result of the Company's interactive games which generated revenues of $49.5 million during 1998 as compared to $20.5 million in 1997. The increase in interactive gaming revenues for 1998 primarily resulted from newly installed electronic player stations and games. The Company had an average of approximately 2,140 electronic player stations in daily operation during the year ended September 30, 1998, compared to an average of approximately 950 during the year ended September 30, 1997. TV bingo game show revenues decreased $1.3 million or 10% in 1998 as compared to 1997, primarily as the result of player headcount being down at most bingo facilities across the country, and several bingo halls electing not to continue playing MegaBingo during 1998.

         The Company believes interactive gaming revenues will increase in fiscal 1999 over fiscal 1998, primarily as the result of an increase in the average number of electronic player stations that are expected to be in daily operation. TV bingo game show revenues, however, may continue to decrease as the result of decreased MegaBingo play at the halls.

         Revenue from sales of electronic player stations increased by $1.8 million, going from $3.2 million in 1997 to $5.0 million in 1998, with $1.3 million of the increase coming from related party sales. The increase was primarily due to the sale of 984 units in 1998 as compared to 616 units in 1997. Of the 984 units sold in 1998, 663 were sold to Equipment Purchasing II L.L.C., an entity controlled by Gordon T. Graves, the Company's Chairman of the Board and Chief Executive Officer. Of the 616 units sold in 1997, 456 were sold to Equipment Purchasing L.L.C., an entity owned and controlled by Mr. Graves.

         Lease revenues from electronic player stations leased to Indian tribes grew from $1.8 million in 1997 to $3.4 million in 1998. This increase is due to the expansion of the number of EPS out on lease to various tribes.

         Other revenues increased by $.4 million in 1998 as compared to 1997. The primary reasons for the increase were the introduction of MegaRacing in 1998 with revenues of $280,000 and management fees of $175,000 derived from equipment sold to Equipment Purchasing L.L.C. and Equipment Purchasing II, L.L.C.

         BINGO PRIZES AND RELATED COSTS - Bingo prizes and related costs decreased $.6 million or 6% during 1998 as compared to 1997. The decrease in these costs is commensurate with the decrease in TV bingo game show revenues discussed above. Interactive gaming revenues are recorded net of prize costs; therefore, the prizes have no effect on bingo prizes and related costs.

         ALLOTMENTS TO HALL OPERATORS - Allotments to hall operators consist of the halls' share of the gaming income after prizes and allocable prize costs. Allotments to hall operators increased 121% to $39.6 million in 1998, as compared to $17.9 million in 1997. The primary reason for the increase is hall commissions related to interactive gaming where the allotment to hall operators increased from $15.3 million in 1997 to $37.8 million in 1998, an increase of 147%. The decrease in hall commissions related to TV bingo game shows is caused primarily by the decrease in MegaBingo revenues discussed above.

         COST OF ELECTRONIC PLAYER STATIONS SOLD - Cost of electronic player stations sold were $2.7 million in 1998 as compared to $1.7 million in 1997, or an increase of $1.0 million. Cost of electronic player stations sold associated with related party sales were $1.9 million in 1998, or an increase of $.7 million over 1997. The overall increase was due to the higher number of electronic player stations sold in 1998, as discussed above. The gross margin on electronic player station sales was $468,000 in 1998 and $270,00 in 1997, and the gross margin for related party sales was $1.9 million and $1.3 million in 1998 and 1997, respectively.

         SALARIES AND WAGES - Salaries and wages increased $.8 million, or 35% during 1998 as compared to 1997. Most of the increase relates to additional personnel hired to assist in the installation, training and maintenance related to the interactive gaming network.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased $4.9 million, or 98% during 1998 as compared to 1997. Approximately 45% or $2.2 million of the increase was the result of the MegaMania litigation and legal and regulatory activities. The remainder of the increase is primarily due to an increase in travel of $.4 million, an increase in interactive gaming telecommunications of $.4 million, an increase in employee benefits of $.4 million, an increase of $.3 million in advertising and promotions and an increase in consulting and contract labor of $.2 million, all related to the expansion of the interactive gaming network. In addition, there was a write-off of capitalized software cost of $.4 million.

         AMORTIZATION AND DEPRECIATION - Amortization and depreciation increased $1.2 million, or 66% during 1998 as compared to 1997. The increase results from electronic player stations and software programming costs capitalized during 1998 and 1997. The Company made $6.0 million in capital additions during 1998.

         INTEREST INCOME - Interest income increased $255,000 in 1998 primarily as a result of electronic player stations sold for cash and notes receivable.

         INCOME TAX - Income tax expense increased to $1.5 million in 1998 from a tax benefit of $.5 million in 1997. The 1998 increase is the result of greater pretax income in 1998 and reflects an effective tax rate of 40% on pretax income of $3.7 million. The tax benefit in 1997 resulted from the removal of a valuation allowance related to net operating losses.

FUTURE EXPECTATIONS AND FORWARD LOOKING STATEMENTS

         This Annual Report and the information incorporated herein by reference contains various "forward- looking statements" within the meaning of Federal and state securities laws, including those identified or predicated by the words "believes," "anticipates," "expects," "plans," or similar expressions. Such statements are subject to a number of uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, those described under "Item 1. Description of Business Risk Factors". Given these uncertainties, readers of this Annual Report are cautioned not to place undue reliance upon such statements.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, the Company had unrestricted cash and cash equivalents of $1.9 million, a $.5 million decrease from September 30, 1997. During the year ended September 30, 1998, $5.5 million of cash was provided by operations versus $.6 million used for operations in 1997. The change is primarily due to the collection of related party notes receivable, an increase in accounts payable and accrued expenses, an increase in amortization and depreciation and an increase in net income, partially offset by increases in accounts and notes receivable, inventory and prepaid expenses. The Company used $6.0 million in investing activities in 1998, almost entirely for additions to fixed assets, consisting primarily of software development for interactive gaming and hardware for interactive gaming player stations and game operation. Working capital at September 30, 1998 was $4.8 million.

         In March 1998, the Company entered into an agreement to sell electronic player stations and related equipment to a third party for a sales price of approximately $2.4 million. The sales price was paid in March 1998 by delivery to the Company of a promissory note of the third party purchaser that was due and payable on or before April 30, 1998. Subsequent to March 31, 1998, the third party purchaser assigned its right under the purchase agreement to a newly-formed limited liability company ("EPLLC-2"). An affiliate of Gordon T. Graves, the Company's Chairman of the Board and Chief Executive Officer, and Clifton Lind, the Company's President and Chief Operating Officer, each owned a 10.5% interest in EPLLC-2. Mr. Graves also owns and controls the corporation having management authority over EPLLC-2. The terms of the sale which was assigned to EPLLC-2 are the same as the original terms entered into with the third party purchaser in March 1998. The promissory note was paid by EPLLC-2 on May 15, 1998.

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

         The EPS and related equipment purchased by EPLLC-2 has been leased to a number of Indian tribes under terms where the Company and EPLLC-2 share in a percentage of the revenues generated by the use and operation of the EPS at the tribes' bingo facilities. As an inducement to consummate the March 1998 sale, the Company had agreed to issue to the original third party issuer, and did issue to EPLLC-2, warrants to purchase 20,000 shares of common stock (exercisable for a period of five years, non-exercisable in the first year) at an exercise price of $9.44 per share, which was the market value of the common stock on the date the equipment purchase agreement was executed. The estimated fair market value of these warrants was $1,000 and has been recorded as additional cost of sales. As an inducement to consummate the June 1998 sale, the Company issued to EPLLC-2 warrants to purchase 262,500 shares of common stock (exercisable for a period of five years, non-exercisable in the first year) at an exercise price of $7.00 per share which was in excess of the market value of the common stock on the date the equipment purchase agreement was executed ($3.50 per share) The estimated fair market value of these warrants was $26,250 and has been recorded as additional cost of sales.

         In connection with the sale of the equipment, the Company also entered into a two year management agreement with EPLLC-2 whereby the Company is responsible for proposing, establishing and modifying the MegaMania game procedures and the related game accounting procedures; supervising and administering the rental agreement with the Indian tribe; using its best efforts to re-lease the purchased equipment to other parties if the present rental agreement is terminated; collecting all rents due under the rental agreement; performing all necessary repairs and maintenance, but not bearing any risk of loss for damages; conducting necessary marketing; maintaining insurance; and paying all sales and use taxes and performing other administrative functions. As compensation for these services, the Company will receive $10.00 per electronic player station as a re-leasing fee and $10.00 per electronic player station per month as a management fee. The Company has the option to repurchase the equipment at its then fair market value if after giving effect to the payment of such repurchase price and the net rental income received by EPLLC-2, EPLLC-2 has received a 20% internal rate of return.

         During the year ended September 30, 1998, the Company incurred legal and professional fees and expenses of approximately $3.2 million, or an increase of $2.6 when compared to the year ended September 30, 1997. Most of the increase was incurred in the second quarter of fiscal 1998, as the Company responded to the December 31, 1997 actions by the Tulsa U.S. Attorney in attempting to shut-down the Company's MegaMania bingo game. While legal fees and expenses related to MegaMania and other litigation involving the Company will continue to be significant in fiscal 1999, such fees and expenses are not expected to approach the levels seen in fiscal 1998.

         In December 1998, the Company renewed its Credit Agreement with a bank, which provides for a term loan of $561,000 and a revolving line of credit of $1.0 million. Principal of $9,510 and interest are payable monthly until the loan becomes due on October 31, 2000. The interest rate is the Chase Manhattan Bank, N.A. prime rate plus 1/2% (9% at September 30, 1998). There was $561,000 outstanding on the term loan and $70,000 was outstanding under the revolving line of credit at September 30, 1998.

         The term loan is collateralized by substantially all of the tangible and intangible assets of the Company. The debt is also guaranteed by the Company's Chairman and Chief Executive Officer. The Credit Agreement contains covenants which, among other things, require the Company to maintain a minimum net worth, debt service coverage ratio and gross gaming revenues, all as defined by the Credit Agreement.

         The Company believes that its current operations, including the payment of its expected legal fees and expenses, can be sustained from cash from operations. However, the purchase, assembly and installation of additional EPS to further expand the Company's interactive gaming operations will require funding from external sources. Prior to the initiation of the MegaMania litigation, the Company financed such activities primarily through the issuance of equity securities and cash flow from operations. After the initiation of the MegaMania litigation, the uncertainties relating to the legality of the Company's interactive bingo activities and the depressed market for the Company's equity securities made it more difficult and expensive for the Company to obtain financing. As a result, the Company financed the purchase, assembly and installation of EPS and the significant cost of prosecuting the MegaMania litigation primarily through the sale of EPS to private investors, including related parties. The effective cost of these sale transactions was significantly higher than could have been obtained by the Company from the more traditional sources of financing had those sources been available to the company. Whether the October 23, 1998 and November 23, 1998 decisions of the Oklahoma and California Federal District Courts holding that MegaMania is legal Class II gaming will significantly change these conditions cannot be predicted at this time; however, there are early indications that the Company's ability to obtain financing have improved. The inability to obtain additional financing when needed could have a material adverse effect on the Company's ability to achieve its planned objectives as well as any expectations the market might have about the Company's future performance.

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

IMPACT OF YEAR 2000 ("Y2K")

The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Y2K compliant, they may recognize a date using "00" as the Year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company has identified its Y2K risk in three categories: Internal business software, interactive game software and TV bingo game show software.

INTERNAL BUSINESS SOFTWARE. During 1997 and 1998, as part of a business modernization program intended to reduce time and improve profitability, the Company purchased the windows system of MAS 90, which the software vendor has indicated is Y2K compliant. The Company is in the implementation phase for this system and other ancillary financial systems with full implementation scheduled for July 31, 1999. This system will include a detailed manufacturing and inventory system. Based on this schedule, the Company expects to be in full Y2K compliance with its internal financial systems before the year 2000. However, if due to unforeseen circumstances, the implementation is not completed on a timely basis, the Y2K could have a material impact on the manufacturing operations of the Company. Contingency plans have been established in this area, where the Company believes there is some risk if the system is not implemented before the year 2000. Those plans include adapting some of the Company's currently existing MAS 90 systems to be Y2K compliant. The cost of making those adaptations is not expected to be material and would be expensed in the period incurred.

INTERACTIVE GAME SOFTWARE. The Company's interactive games have been configured using the Microsoft four digit system which is Y2K compliant. All current games as well as future games will also be in Y2K compliance.

TV BINGO GAME SHOW SOFTWARE. The Company is currently gathering data to assess the impact of the Y2K on its TV bingo game show system. If the Company is unable to achieve Y2K compliance for this system, the Y2K could have a material impact on the TV bingo game show operations of the Company. Since the Company is in the information gathering phase, the Company does not currently have a contingency plan in place.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements filed in this Annual Report on Form 10-KSB are listed in the Index to Financial Statements appearing in Part III, Item 13.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)OF THE EXCHANGE ACT

         The executive officers and directors of the Company, and their respective ages and positions with the Company are as follows:


      Name                            Age             Position
      ----                            ---             --------
Gordon T. Graves                       61             Chairman of the Board, Chief Executive Officer and
                                                      Director
Clifton E. Lind                        52             President and Chief Operating Officer

Gordon T. Sjodin                       57             President of MegaBingo Inc.

Michael E. Newell                      47             Vice President

Frederick E. Roll                      55             Vice President, Secretary and Chief Financial Officer

Robert F. Lannert                      43             Vice President

Jim Holmes                             56             Vice President

Daniel J. Sarnoff                      42             President of TV Games, Inc.

George J. Akmon                        55             Vice President and Chief Financial Officer Elect

Gary L. Loebig                         50             Vice President

Larry D. Montgomery                    61             Vice Chairman of the Board and Director

Thomas W.  Sarnoff                     71             Director

Gregory N. Stern                       53             Director

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

         CLIFTON E. LIND has been the President and Chief Operating Officer of the Company since June 1998. From January 1997 until joining the Company as President, Mr. Lind was President of Celmark, Inc., an Austin, Texas based company owned by Mr. Lind that provided management and financial consulting services to start-up companies and that provided financial consulting services to the Company. From 1991 to 1993, Mr. Lind was the Executive Vice President, Chief Operating Officer and Chief Financial Officer of KDT Industries, where he worked with Mr. Graves. From 1994 until January 1997, Mr. Lind was the President and Chief Executive Officer of KDT Industries

         GORDON T. SJODIN was Vice President of the Company since September 1994 prior to being elected President of the Company's wholly-owned subsidiary, MegaBingo, Inc., in December 1998. In April 1994, Mr. Sjodin joined MegaBingo, Inc., as its Vice President - Sales and served in such position until September 1994, when he became Vice President of the Company. From August 1989 until April 1994, Mr. Sjodin was employed by AGE as, successively, Director, Sales and Marketing, and Director, Corporate Development.

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

         FREDERICK E. ROLL has been Vice President and Secretary of the Company since September 1994, having joined the Company in February 1994 as its acting general manager and Chief Financial Officer. From November 1990 until joining the Company, Mr. Roll was a certified public accountant in his own practice. From 1983 until October 1990, Mr. Roll was Chief Financial Officer, Vice President and an owner of Park Hill Nurseries, Ltd., a commercial nursery. Mr. Roll has been the Chief Financial Officer of the Company since January 1997. In January 1999, Mr. Roll will be succeeded as Chief Financial Officer by Mr. Akmon.

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

         JIM HOLMES was President of MegaBingo, Inc. from August, 1998 until December 1998 when he was elected Vice President of the Company. Since 1991 and prior to joining the Company, Mr. Holmes was the President of Jim Holmes & Company, a corporation owned by Mr. Holmes that provided management and consulting services to both the private and public sectors primarily with respect to establishing lotteries. Mr. Holmes was instrumental in establishing lotteries in the Philippines, UK and the Ukraine. During this period Mr. Holmes was also an officer of NORAM which provided management services to Class III gaming facilities of certain Indian tribes.

         DANIEL J. SARNOFF was a Vice President of the Company from March, 1995 until July, 1996 and again from February, 1997 to September 1998 when he was named President of TV Games, Inc., a Company subsidiary. Mr. Sarnoff served as a director of the Company from September, 1994 until July 10, 1996, and again from March, 1997 until December 1997 when he resigned to be replaced by his father, Thomas Sarnoff. Since 1993, Mr. Sarnoff has been President and Chief Executive Officer of Pioneer Pictures which develops and packages movies for television. From August, 1989 until May, 1990, Mr. Sarnoff served as President of RKO Express Pictures and from June, 1990 until May, 1993 Mr. Sarnoff was involved with production and marketing for Bonanza Ventures Inc. From 1986-1990 Mr. Sarnoff founded and was Chief Executive Officer of Super TVOLTA, which designs international television lottery programs. Previously, Mr. Sarnoff was responsible for new business development, NBC SPOT Sales, New York, and was a member of the RCA new business task force.

         GEORGE J. AKMON was elected a Vice President of the Company in December 1998 and will become the Chief Financial Officer of the Company effective January 1, 1999. From September 1994 until joining the Company, Mr. Akmon was the Chief Operating Officer and Chief Financial Officer of North American Gaming and Entertainment Corporation, a publicly traded company that operates casino properties. From February 1994 until September 1994, Mr. Akmon was a consultant to International Building Materials, Inc. with respect to the development of international markets. From June 1992 until February 1994, Mr. Akmon was a consultant to Gaming Associates, Inc. during which time Mr. Akmon provided management and financial consulting services to an Indian casino and to the Dunes Hotel and Country Club in Las Vegas, Nevada. For more than five years prior to that Mr. Akmon served in various management and financial capacities with Hilton Head Holdings and its related companies in South Carolina.

         GARY L. LOEBIG was elected a Vice President of the Company - New Market Development in December 1998. Since 1984, Mr. Loebig was employed by Stuart Entertainment, dba Bingo King, Omaha, Nebraska, a publicly traded company engaged in the manufacture and sale of bingo cards and related equipment and products. With Bingo King, Mr. Loebig served in various capacities, beginning as general sales manager and last serving as Senior Vice President - Market and Product Development.

         LARRY D. MONTGOMERY has been a director of the Company since November 1992. Mr. Montgomery was the President of the Company from November 1992 until December 1996, having held the position of Chief Executive Officer from November 1992 through September 1994. From December 1991 until December 1993, Mr. Montgomery was also a private consultant to gaming companies. From 1989 through 1991, Mr. Montgomery was the President of Public Gaming Research Institute, and from 1987 to 1989 was the Executive Director of the Kansas State Lottery. Mr. Montgomery is currently an independent consultant to the Company specializing in regulatory affairs.

         THOMAS W. SARNOFF was elected as a director of the Company in December 1997, to fill the vacancy resulting from the resignation of his son, Daniel J. Sarnoff. Thomas W. Sarnoff was employed by the National Broadcasting Company, Inc. ("NBC") for over 25 years, holding positions that included Vice President, Production and Business Affairs, Executive Vice President of West Coast activities, and last serving as President of NBC Entertainment Corporation from 1969 to 1977. After retiring from NBC in 1977, Mr. Sarnoff has been engaged in the production of television and film entertainment, primarily through Sarnoff Entertainment Corporation which was formed in 1981. Mr. Sarnoff serves on many civic and charitable organizations and is currently the President and a member of the Board of Directors of the Academy of Television Arts & Sciences Foundation.

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

         No family relationship exists between any of the directors or executive officers of the Company, except that Thomas W. Sarnoff is the father of Daniel
J. Sarnoff.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         During the fiscal year ended September 30, 1998, three officers and one director were delinquent in making filings under Section 16(a) of the Securities Exchange Act of 1934, as amended. Larry D. Montgomery, a Director of the Company, was delinquent in reporting three transactions: an October, 1997 exercise of a stock option, a January 1998 exercise of a warrant, and an April 1998 exercise of four stock options. Frederick E. Roll, Vice President and Chief Financial Officer of the Company, Mike Newell, Vice President of the Company, and Gordon Sjodin, Vice President of the Company, were all delinquent in reporting the acquisition of common stock upon the exercise of warrants in January, 1998.

ITEM 10.  EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. The following table sets forth certain information concerning the annual compensation for the Company's chief executive officer and for each other executive officer earning more than $100,000 for the fiscal year ended September 30, 1998 (the "named executive officers"):

                                            SUMMARY COMPENSATION TABLE

                                                                  Long Term
                                                                 Compensation
                                                                    Awards
                                                                  Securities
                                                    Annual        Underlying
                             Compensation          Options/        All Other
Financial Position         Year       Salary    Warrants(#)(1)   Compensation(2)
------------------         ----       ------    --------------   ---------------
Gordon T. Graves           1998     $ 87,308            (3)        $  4,213
Chairman and CEO           1997       70,000            (4)           3,877
                           1996       65,423            --              485

Clifton E. Lind (5)        1998      156,733       338,000            2,492
President and COO

Larry D. Montgomery(6)     1998      171,777        22,500            3,560
                           1997      115,160        10,000            6,474
                           1996      100,939         5,000            3,238

Gordon T. Sjodin           1998      115,731        10,100            7,647
Vice President             1997      120,360         5,000            7,222
                           1996      115,669         4,445            3,309


(1) Consists of shares of Common Stock underlying options granted pursuant to the Company's 1994 Employee Stock Option Plan, 1996 Stock Incentive Plan and President's Place. (See "Stock Plans" below).

(2) Consists of contributions made by the Company on behalf of the named executive officers to the Company's 401(k) plan.

(3) Does not include shares of Common Stock underlying warrants issued to Equipment Purchasing II L.L.C. See Item 12. Certain Relationships and Related Transactions.

(4) Does not include (i) shares of Common Stock underlying warrants issued to Equipment Purchasing L.L.C., or (ii) shares of Common Stock issuable upon the exercise by AGN Venturers of a put right. See Item 12. Certain Relationships and Related Transactions.

(5) Mr. Lind became President and COO of the Company in June, 1998. Includes amounts paid to Mr. Lind since that date and for the period commencing October 1, 1997 through June, 1998 while Mr. Lind served as a consultant to the Company.

(6) Mr. Montgomery served as President of the Company during 1996 and 1997 and resigned as President in December 1997. Mr. Montgomery remained an employee of the Company until April 1998 at which time he became a consultant. Amounts paid in 1998 include all amounts paid to Mr. Montgomery while an employee and amounts paid to him as a consultant after April 1998. See Item 12. Certain Relationships and Related Transactions.

         OPTION/WARRANT GRANT TABLE. The following table sets forth certain information regarding options and warrants granted by the Company during its fiscal year ended September 30, 1998 to the named executive officers.

                    OPTION/WARRANT GRANTS IN LAST FISCAL YEAR

                                Individual Grants

                            Number of            % of Total
                           Securities             Options/
                           Underlying             Warrants
                            Options/             Granted to
                            Warrants            Employees in             Price          Expiration
Name                       Granted (#)           Fiscal Year         Per Share (1)         Date
----                       -----------          ------------         -------------        -------
Gordon T. Graves(2)              ---                  ---                  ---               ---

Clifton E. Lind              338,000                45.68%               $3.81                (3)

Larry D. Montgomery           22,500                  3.0%               $3.81              1/08/08


Gordon T. Sjodin              10,100                 1.35%               $3.81              1/08/08


-----------------
(1) Is the exercise price of the options after giving effect to the repricing discussed below under "Option Repricing."

(2) Does not include (i) shares of Common Stock underlying warrants issued to Equipment Purchasing II L.L.C.. See Item 12. Certain Relationships and Related Transactions.

(3) 27,000 options expire in May 2002; 50,000 options expire in September 2002; 49,000 options expire in February 2007; 162,000 options expire in August 2007; and 50,000 options expire in January 2008.

         AGGREGATE OPTION/WARRANT EXERCISES AND YEAR-END OPTION TABLE. The following table sets forth certain information regarding the exercise of stock options and warrants during the fiscal year ended September 30, 1998, and the unexercised stock options and warrants held as of September 30, 1998, by the named executive officers.


Name                         No. of          Value          No. of Securities               Value of Unexercised In-
----                         Shares          Realized       Underlying Unexercised          The-Money Options at FY-
                             Acquired        $ (1)          Options at FY-End               End (2)
                             Upon            ---------      ----------------------          ----------------------------
                             Exercise
                             --------                       Exercisable   Unexercisable     Exercisable    Unexercisable
                                                            -----------   -------------     ------------   -------------
Gordon T. Graves(3)          --------        --------       --------         --------          --------      --------
Clifton E. Lind              --------        --------       --------          338,000          --------      --------
Larry D. Montgomery(4)         64,940        $661,139           ----           22,500          --------      --------
Gordon T. Sjodin(5)             1,940        $ 15,559         47,250           12,350          $  6,750      --------

-------------------------

(1) Market value of underlying Common Stock on date of exercise, minus the exercise price.

(2) Market value of the underlying Common Stock at fiscal year end ($2.65 per share), minus the exercise price.

(3) Does not include shares of Common Stock underlying warrants issued to Equipment Purchasing L.L.C., or Equipment Purchasing II L.L.C.. See
         Item 12. Certain Relationships and Related Transactions.

         OPTION REPRICING. On June 12, 1998, the Board of Directors of the Company canceled all outstanding options held by optionees under the 1996 Stock Incentive Plan and granted new options to all such optionees. The new options were for the same number of shares and upon the same terms of expiration and vesting as the canceled options, except that the exercise price for the new options was $3.81 per share, the market value of the Common Stock on June 12, 1998. In effect, therefore, the Board of Directors reduced the exercise price of all such outstanding options which had exercise prices at the time of cancellation ranging from $4.38 per share to $13.38 per share. A total of 275,300 options granted to over 65 employees under the 1996 Stock Incentive Plan were repriced by the June 12, 1998 action.

         Also at the June 12, 1998 meeting, Mr. Lind was offered the position of President of the Company and the President's Plan was established as an inducement to Mr. Lind to accept the position. Pursuant to the President's Plan, Mr. Lind was granted options to purchase 338,000 shares at $3.81 per share, the market value of the Common Stock on June 12, 1998. In connection with the grant under the President's Plan, all options and warrants to purchase Common Stock that had previously been granted to Mr. Lind in consideration of prior financial and consulting services to the Company (aggregating 338,000 shares at exercise prices ranging from $5.68 to $13.38 per share) were canceled. These have been treated as repriced options for purposes of the Repricing Table set forth below.

         The Board of Directors took such action in the belief that it was appropriate in order to attract and retain the qualified personnel desired to operate the Company. By June 12, 1998, the legality of the Company's activities was being challenged by the Department of Justice before two Federal District Courts and one shareholder class action had been filed. The uncertainties raised by these actions, and the time and attention devoted by personnel to assist in the defense of these actions while at the same time trying to expand and operate the business, placed severe strains on all personnel who were asked to meet this challenge. The existence of the Department of Justice litigation had also resulted in a precipitous decline in the market price of the Company's Common Stock so that all of the repriced options were significantly "underwater." Since the Board of Directors believes that the incentives offered by stock options are important to employee morale and retention, after careful consideration of the challenges and opportunities facing the Company, the Board of Directors made the good faith judgment that it was in the best interests of the Company and its stockholders to lower the exercise price of outstanding options, thus restoring the opportunity for employees to receive value in the near term by continuing to persevere against litigation that is perceived by most employees as unfair and unjust and building the Company through increased and improved operations.


                                 REPRICING TABLE



                             Number of Shares                                                               Option Term
                                Underlying           Exercise Price of            New Exercise             Remaining at
Name                         Repriced Options       Terminated Options      Price of Repriced Options     Repricing Date
----                         ----------------       ------------------      -------------------------     --------------
Gordon T. Graves                   -----                   -----                      -----                    -----
Clifton E. Lind                   338,000                   (1)                       $3.81                     (1)
Larry D. Montgomery               15,000                   $7.50                      $3.81                   9 years
Gordon T. Sjodin                   5,000                   $4.37                      $3.81                   8 years
                                   5,000                   $9.50                      $3.81                   9 years

---------------------

(1) The expiration date of new options granted to Mr. Lind remains the same as the options and warrants that were canceled/repriced. The exercise price of the canceled/repriced options was as follows; 27,000 options at $10.00 per share expiring in May 2002; 50,000 warrants at $13.38 per share expiring in September 2002; 49,000 options at $5.68 per share expiring in February 2007; 54,000 options at $8.00 per share expiring in August 2007; 54,000 options at $10.00 per share expiring in August 2007; 54,000 options at $12.00 per share expiring in August 2007; and 50,000 options at $9.50 per share expiring in January 2008.

STOCK PLANS.

         In November 1994, the stockholders of the Company approved the Company's 1994 Employee Stock Option Plan (the "1994 Plan") and the 1994 Director Stock Option Plan ("Director Plan"), under which options to purchase an aggregate of 360,000 shares and 60,000 shares, respectively, of Common Stock were reserved for issuance. As of September 30, 1998, options to purchase 182,000 shares and 40,000 shares, respectively, of Common Stock were outstanding under the 1994 Plan and the Director Plan. No options granted under the Director Plan had been exercised. After the adoption of the Company's 1996 Stock Incentive Plan, no new options were granted under the 1994 Plan or the Director Plan.

         In August 1996, the Board of Directors adopted the Company's 1996 Incentive Stock Plan (the "1996 Plan") pursuant to which 543,982 shares of Common Stock or Common Stock equivalents may be issued plus an additional number of shares or share equivalents equal to 10% of the number of shares of Common Stock issued by the Company after September 30, 1998 and prior to December 31, 2000.

         The 1996 Plan is administered by the Board of Directors of the Company (the "Administrator"). The Administrator has the authority, subject to the terms of the 1996 Plan, to determine when and to whom to make grants under the 1996 Plan, the number of shares to be covered by the grants, the types and terms of "Awards" to be granted under the 1996 Plan (which are stock based incentives and may include incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares and deferred stock purchases), the exercise or purchase price of the shares of Common Stock and Common Stock equivalents subject to the Awards, and to prescribe, amend and rescind rules and regulations relating to the 1996 Plan.

         As of September 30, 1998, there were outstanding under the 1996 Plan options to purchase 401,950 shares of Common Stock, all at an exercise price of $3.81 per share. Of these outstanding options, 275,300 were granted in June 1998, in substitution for and cancellation of all options then outstanding under the 1996 Plan which had exercise prices in excess of $3.81 per share.

         In connection with the employment of Clifton E. Lind as President of the Company in June 1998, the Company established the President's Plan pursuant to which options to purchase 338,000 shares of Common Stock at $3.81 per share were granted to Mr. Lind. The options are intended to qualify as incentive stock options, subject to approval of the stockholders of the Company at the next annual meeting of stockholders. Approximately a third of the options became exercisable in December 1998, with the balance becoming exercisable in substantially equal installments over the next three years. Vesting of the options accelerate if Mr. Lind is terminated without cause or upon a change of control of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth certain information as of September 30, 1998, with respect to the number of shares of Common Stock and of Series A Preferred Stock owned by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of, respectively, the Common Stock and the Series A Preferred Stock, (ii) each director of the Company, (iii) each named executive officer, and (iv) all directors and executive officers of the Company as a group:


                                          Common Stock                             Preferred Stock
                                        ----------------                          -----------------
                                            Number of                                  Number of
                                             Shares                                     Shares
                                          Beneficially             Percent           Beneficially           Percent
          Beneficial Owner                    Owned              of Class(1)             Owned            of Class(1)
          ----------------                ------------           -----------         -------------        -----------
Gordon T. Graves                          1,087,620 (2)             20.0              80,175 (3)             88.8%
1604 Crested Butte
Austin, Texas 78746

Clifton E. Lind                             135,838 (4)              2.5               -----                 ----
2 Las Brisas
Austin, Texas 78746

Larry D. Montgomery                         103,184 (5)              1.9               1,411                  1.5
1920 S. West Union Road
Topeka, Kansas 66615

Gordon T. Sjodin                             69,548 (6)              1.3               1,272                  1.4
5804 E. 104th Street
Tulsa, Oklahoma 74137

Thomas W. Sarnoff                             2,500 (7)               (9)              -------                ----
2451 Century Hill
Los Angeles, California 90067

Gregory N. Stern                             22,500 (8)               (9)                ---                   ---
130 Barton Road
Stow, Massachusetts 01775

All executive officers and                1,547,595 (10)            28.4              83,351                 91.8
directors as a group
(11 persons)

-------------------------

(1) Based upon 5,439,824 shares of Common Stock and 90,789 shares of Series A Preferred Stock outstanding.

(2) Consists of (i) 591,545 shares owned of record by Graves Properties, Ltd., a limited partnership controlled by Mr. Graves, (ii) 51,000 shares owned by Graves Management, Inc. Defined Benefit Trust (Graves Management, Inc. is a corporation controlled by Mr. Graves), (iii) 44,200 shares owned of record by Mr. Graves, and (iv) 400,875 shares issuable upon the conversion of the Series A Preferred Stock. Does not include an aggregate of 90,600 shares as to which Mr. Graves disclaims beneficial ownership, consisting of: (i) 44,100 shares owned of record by Cynthia Graves, Mr. Graves' wife, and (ii) 46,500 shares beneficially owned by the Gordon Graves Grandchildren Trust.

(3) Consists of (i) 5,175 shares owned of record by Mr. Graves, and (ii) 75,000 shares owned of record by Graves Properties, Ltd., a limited partnership controlled by Mr. Graves.

(4) Consists of (i) 6,088 shares owned of record by Mr. Lind, and (ii) 129,750 shares issuable upon the exercise of options that become exercisable on December 12, 1998.

(5)      Consists of (i) 96,129 shares owned of record by Mr. Montgomery, and
         (ii) 7,055 shares issuable upon conversion of the Series A Preferred Stock.

(6) Consists of (i) 13,433 shares owned of record by Mr. Sjodin, (ii) 49,750 shares issuable upon the exercise of stock options that are currently exercisable (48,500 shares) or are exercisable within the next 60 days (1,250 shares), and (iii) 6,360 shares issuable upon conversion of the Series A Preferred Stock.

(7) Consists of shares issuable upon the exercise of stock options that become exercisable on December 12, 1998.

(8) Consists of shares issuable upon the exercise of currently exercisable stock options (20,000 shares) or that become excusable on December 12, 1998 (2,500 shares).

(9)      Less than 1%.

(10) Consists of (i) 810,305 shares owned of record, (ii) 323,000 shares issuable upon the exercise of stock options that are currently exercisable (184,500 shares) or are exercisable on or before December 12, 1998 (138,500 shares), and (iii) 414,290 shares issuable upon conversion of Series A Preferred Stock.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EQUIPMENT SALES

          In March 1998, the Company entered into an agreement to sell EPS and related equipment to a third party for a sales price of approximately $2.4 million. The sales price was paid in March 1998 by delivery to the Company of a promissory note of the third party purchaser that was due and payable on or before April 30, 1998. Subsequent to March 31, 1998, the third party purchaser assigned its right under the purchase agreement to a newly-formed limited liability company ("EPLLC-2"). An affiliate of Gordon T. Graves, the Company's Chairman of the Board and Chief Executive Officer, and Clifton E. Lind, the Company's President and Chief Operating Officer, each owned a 10.5% interest in EPLLC-2. Mr. Graves also owns and controls the corporation having management authority over EPLLC-2. The terms of the sale which was assigned to EPLLC- 2 are the same as the original terms entered into with the third party purchaser in March 1998. The promissory note was paid by EPLLC-2 on May 15, 1998.

          In June 1998, the Company sold EPS and related equipment to EPLLC-2 for a sales price of approximately $1.4 million, which included a non-refundable deposit of $140,000 received on the effective date of the transaction. The sales price was paid in June 1998 by delivery to the Company of $140,000 in cash and a promissory note of EPLLC-2 that was due and paid on July 15, 1998 out of funds contributed to EPLLC-2 from a group of investors that did not include either Mr. Graves or Mr. Lind or any other officer, director or employee of the Company. As a result of the additional contribution, the ownership interest of each of Mr. Graves and Mr. Lind in EPLLC-2 was reduced to 6.36%. Mr. Graves continues to own and control the corporation having management authority over EPLLC-2.

          The EPS and related equipment purchased by EPLLC-2 has been leased to a number of Indian tribes under terms where the Company and EPLLC-2 share in a percentage of the revenues generated by the use and operation of the EPS at the tribes' bingo facilities. As an inducement to consummate the March 1998 sale, the Company had agreed to issue to the original third party issuer, and did issue to EPLLC-2, warrants to purchase 20,000 shares of common stock (exercisable for a period of five years, non-exercisable in the first year) at an exercise price of $9.44 per share, which was the market value of the common stock on the date the equipment purchase agreement was executed. The estimated fair market value of these warrants was $1,000 and has been recorded as additional cost of sales. As an inducement to consummate the June 1998 sale, the Company issued to EPLLC-2 warrants to purchase 262,500 shares of common stock (exercisable for a period of five years, non-exercisable in the first year) at an exercise price of $7.00 per share which was in excess of the market value of the common stock on the date the equipment purchase agreement was executed ($3.50 per share). The estimated fair market value of these warrants was $26,250 and has been recorded as additional cost of sales.

          In June 1997, Graves Properties, Ltd., a limited partnership controlled by Gordon T. Graves, formed Equipment Purchasing L.L.C. ("EPLLC") for the purpose of purchasing EPS from the Company and leasing the EPS to Indian tribes. In June 1997, EPLLC purchased approximately 100 EPS from the Company for a total purchase price of $637,347, payable in two promissory notes of EPLLC, one a short term note in the principal amount of $400,000 bearing interest at approximately 7% per annum, and the other a 12% note in the principal amount of $237,437 due, as to both principal and interest, in two years. In December 1997, EPLLC paid the short term note in full. The purchased equipment has been leased to a tribe under terms where the Company and EPLLC share in a percentage of the revenues generated by the use and operation of the EPS at the tribe's bingo hall, with EPLLC receiving a share equal to the greater of a fixed percentage amount or such amount as is necessary to satisfy EPLLC's monthly payment on the purchase note due the Company and to amortize on a monthly basis the cash contributed to EPLLC by Graves Properties, Ltd.

          In September 1997, EPLLC purchased approximately 345 MegaMania player stations from the Company for a total purchase price of approximately $1,800,000, of which $990,000 was paid in cash in December 1997, and the balance with a 12% note of EPLLC in the principal amount of $810,000 due, as to both principal and interest, in two years. The purchased equipment has been leased to five different tribes under terms where the Company receives a percentage of the revenues generated by the equipment which is shared with EPLLC under terms consistent with those of the June 1997 sale to EPLLC discussed above.

          As an inducement to consummate the June 1997 sale, the Company issued to EPLLC warrants to purchase 50,000 shares of common stock at an exercise price of $11.00 per share, which was the market value of the common stock on the date of issuance. The estimated fair market value of these warrants was $2,500 and has been recorded as additional cost of sales. As an inducement to consummate the September 1997 sale, the Company issued to EPLLC warrants to purchase 100,000 shares of common stock at an exercise price of $13.38 per share which was the market value of the common stock on the date of issuance. The estimated fair market value of these warrants was $5,000 and has been recorded as additional cost of sales. The warrants will become exercisable one year after the date of issue and expire five years after the date of issue. The warrants are redeemable by the Company at $.10 per share if the closing price of the common stock for 20 consecutive trading days has been at least 150% of the applicable exercise price.

          In connection with the sale of the equipment, the Company also entered into a management agreement with EPLLC and EPLLC-2 whereby the Company is responsible for proposing, establishing and modifying interactive game procedures and the related game accounting procedures; supervising and administering the rental agreement with the Indian tribe; using its best efforts to re-lease the purchased equipment to other parties if the present rental agreement is terminated; collecting all rents due under the rental agreement; performing all necessary repairs and maintenance, but not bearing any risk of loss for damages; conducting necessary marketing; maintaining insurance; and paying all sales and use taxes and performing other administrative functions. As compensation for these services, the Company will receive $10.00 per EPS as a re-leasing fee and $10.00 per EPS per month as a management fee ($15.00 per EPS per month in the case of EPLLC-2). The Company has the option to repurchase the equipment at its then fair market value if after giving effect to the payment of such repurchase price and the net rental income received by EPLLC and EPLLC-2, respectively, such entity has received a 20% internal rate of return.

          During 1998, EPLLC and EPLLC-2 paid $175,000 in management fees to the Company pursuant to these contracts.

          Because of uncertainties relating to the legality of the Company's interactive gaming activities and the ability of lenders to obtain rights to collateral located on Indian lands, the Company has found it difficult to obtain equipment purchase financing on terms acceptable to the Company. Accordingly, the Company believes that the terms of the equipment sales to EPLLC and EPLLC-2 are at least as favorable as could have been obtained from more traditional sources of financing.

CONSULTING AGREEMENT

          On April 15, 1998, the Company entered into a Consulting Agreement, as later amended, with Larry D. Montgomery, a Director of the Company. Mr. Montgomery was the President and COO of the Company until December 1997. The Consulting Agreement has a term of five years, but may be terminated by either party with six months notice given at any time after January 1, 1999. Mr. Montgomery is compensated at the rate of $126,000 annually, and received a bonus of $57,500 in September 1998 and is to receive an additional bonus of $3,000 in November 1998. The Company has also agreed to pay the cost of all premiums on life, health and disability insurance for Mr. Montgomery and his family for five years and, during the term of the agreement, will pay Mr. Montgomery rent of $1,000 per month for the use of office space in Topeka, Kansas.

AMERICAN GAMING NETWORK

          In August 1996, the Company sold AGN Venturers L.L.C. to a group of investors that included Mr. Graves as to a 10% interest in AGN Venturers L.L.C. AGN Venturers L.L.C. owned a 51% interest in AGN, the Company's proxy play subsidiary. Mr. Graves purchased the 10% interest for $50,000 in cash and a several guarantee (i.e., 10%) of a $336,000 note payable to the Company by AGN. As part of the transaction, the Company and AGN Venturers L.L.C. entered into a Put and Call Agreement pursuant to which AGN Venturers L.L.C. had the right to "put" back to the Company the 51% interest in AGN and repay the $336,000 note in exchange for 278,667 shares of Common Stock. The Put and Call Agreement further provided that the Company would issue AGN Venturers L.L.C. an additional 133,333 shares upon the payment by AGN Venturers L.L.C. of a $400,000 note due the former partner in AGN which was guaranteed by AGN. In October 1997, AGN Venturers L.L.C. exercised its "put" right with respect to the 278,667 shares and in December 1997 paid the $400,000 note and exercised its "put" right with respect to the 133,333 shares. As a result, since October 1997, AGN is 100% owned by the Company. Pursuant to the exercise of the put rights by AGN Venturers, Mr. Graves acquired 41,200 shares of Common Stock.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

THE FOLLOWING REPORTS AND FINANCIAL STATEMENTS ARE INCLUDED IN PART II, ITEM 7-FINANCIAL STATEMENTS:


Report of Independent Accountants................................................................................41

Consolidated Balance Sheet, September 30, 1998...................................................................42

Consolidated Statements of Operations, Years Ended September 30,
          1998 and 1997..........................................................................................44

Consolidated Statements of Changes in Stockholders Equity, Years Ended
          September 30, 1998 and 1997............................................................................45

Consolidated Statements of Cash Flows, Years Ended September 30,
          1998 and 1997..........................................................................................46

Notes to Consolidated Financial Statements.......................................................................47


(a) THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS ANNUAL REPORT:


Exhibit No.                                 Title                                                Location
-----------                                 -----                                                --------
3.1                        Amended and Restated Articles of Incorporation                          (4)
3.2                        Bylaws                                                                  (1)
10.1                       Form of Integrated Gaming Services Agreement                            (1)
10.2                       Contingent Grand Prize Risk Assumption
                            Agreement dated October 1, 1995, between
                            the Company and SCA Promotions, Inc.                                   (2)
10.3                       Form of 1992-3 Warrant Certificate Issued by the Company                (1)

10.4                       Form of 1995 Warrant Certificate Issued by the Company                  (1)
10.5                       Registration Rights Agreement dated
                            January 23, 1995 between the Company
                            and holders of certain Warrants                                        (1)
10.6                       Registration Rights Agreement dated January 23, 1995
                            between the Company and holders of certain Warrants                    (1)
10.7                       Registration Rights Agreement among  the Company and holders of
                             certain Warrants                                                      (2)
10.8                       1994 Employee Stock Option Plan                                         (1)
10.9                       1994 Director Stock Option Plan                                         (1)
10.10                      1996 Stock Incentive Plan                                               (2)
10.11                      President's Plan                                                        (7)
10.12                      Unit Purchase Agreement dated August 14, 1996 between
                            the Company and the AGN Investor Group                                 (2)
10.13                      Right of First Refusal Agreement dated  August 14, 1996
                             between the Company  and the AGN Investor Group                       (2)





10.14                      Put/Call Agreement dated August 14, 1996
                             between the Company and AGN Venturer L.L.C.                           (2)
10.15                      Registration Rights Agreement between
                             the Company and AGN Venturer L.L.C.                                   (2)
10.16                      Limited Liability Company Agreement
                             of American Gaming Network L.L.C.                                     (2)
10.17                      Certificate of Merger of American  Gaming Network LP into
                             American Gaming Network L.L.C.                                        (2)
10.18                      Form of Several Guaranty of AGN Investor Group                          (2)
10.19                      Form of Amendment to Warrants                                           (3)
10.20                      Form of Class A Warrant                                                 (5)
10.21                      Form of Class B Warrant                                                 (5)
10.22                      Warrant Agreement dated November 12, 1996 between
                            the Company and Corporate Stock Transfer, as Warrant Agent             (5)
10.23                      Amendment to Warrant Agreement, dated July 18, 1997                     (5)
10.24                      Consulting Agreement, dated April 15, 1998, between the
                           Company and Larry D. Montgomery.                                        (7)
10.25                      Amendment to Consulting Agreement dated August 31, 1998.                (7)
10.26                      Equipment Purchase Agreement (June 1998)                                (7)
10.27                      Rental Pool Agreement (June 1998)                                       (7)
10.28                      Management Agreement (June 1998)                                        (7)
10.29                      Equipment Purchase Agreement (March 1998)                               (7)
10.30                      Rental Pool Agreement (March 1998)                                      (7)
10.31                      Management Agreement (March 1998)                                       (7)
10.32                      Equipment Purchase Agreement (June 1997)                                (7)
10.33                      Rental Pool Agreement (June 1997)                                       (7)
10.34                      Management Agreement (June 1997)                                        (7)
10.35                      Equipment Purchase Agreement (September 1997)                           (7)
10.36                      Rental Pool Agreement (September 1997)                                  (7)
10.37                      Management Agreement (September 1997)                                   (7)
10.38                      Shareholder Rights Plan                                                 (6)
21.1                       Subsidiaries of Registrant                                              (7)
23.1                       Consent of PricewaterhouseCoopers LLP                                   (7)
24.1                       Power of Attorney (included on page 38)                                 (7)
27.1                       Financial Data Schedule                                                 (7)

---------------

(1) Indicates incorporated by reference to the Company's Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1994.

(2) Indicates incorporated by reference to the Company's Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1996.

(3) Indicates incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the Commission on July 3, 1997.

(4) Indicates incorporated by reference to the Company's Form 10-QSB filed with the Commission for the quarter ended March 31, 1997.

(5) Incorporated by reference to the Company's registration statement on Form 8-A, filed with the Commission on July 29, 1997.

(6) Incorporated by reference to the Company's registration statement on Form 8-A, filed with the Commission on October 23, 1998.

(7)       Filed herewith.

(b) THERE WERE NO REPORTS ON FORM 8-K FILED DURING THE FOURTH QUARTER OF FISCAL YEAR 1998.

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

                                           MULTIMEDIA GAMES, INC.




Dated: December 16 , 1998                  By:   /S/ Frederick E. Roll
                                                 ---------------------
                                                 Frederick E. Roll
                                                 Vice President - Controller and
                                                 Chief Financial Officer

   In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


/S/ Gordon T. Graves                    Chairman of the Board                   December 16, 1998
-------------------------------         Chief Executive
Gordon T. Graves                        Officer and Director

/S/ Frederick E. Roll                   Vice President and                      December 16, 1998
-------------------------------         CFO
 Frederick E. Roll

/S/ Larry D. Montgomery                 Vice Chairman of the Board              December 16, 1998
-------------------------------         and Director
Larry D. Montgomery


/S/ Thomas W. Sarnoff                   Director                                December 16, 1998
-------------------------------
Thomas W. Sarnoff


/S/ Gregory N. Stern                    Director                                December 16, 1998
-------------------------------
Gregory N. Stern




                         SUPPLEMENTAL INFORMATION TO BE
                    FURNISHED WITH REPORTS FILED PURSUANT TO
                      SECTION 15(d) OF THE EXCHANGE ACT BY
                              NON-REPORTING ISSUERS

         The Registrant has not sent to its security holders any annual report covering the Registrant's last fiscal year, or any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or meeting of security holders. In connection with its 1999 annual meeting of stockholders, the Company anticipates sending its 1998 annual report and proxy materials to security holders.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
  and Stockholders
Multimedia Games, Inc.


         In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the financial position of Multimedia Games, Inc. and Subsidiaries at September 30, 1998, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                              PRICEWATERHOUSECOOPERS LLP

Tulsa, Oklahoma
December 4, 1998

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998


                                    ASSETS
Current Assets:
  Cash and cash equivalents                                               $ 1,881,000
  Accounts Receivable:
         Trade, net of allowance for doubtful accounts
         of $181,000                                                        2,005,000
         Other                                                                637,000
   Inventory                                                                2,534,000
   Prepaid expenses                                                           568,000
   Notes receivable                                                           783,000
   Notes receivable - related parties                                       1,227,000
   Deferred tax asset                                                         246,000
                                                                          -----------

   Total current assets                                                     9,881,000



Restricted cash and cash equivalents                                        1,636,000
Property and equipment, net                                                 7,653,000
Other assets                                                                  110,000
Goodwill, net                                                                 445,000
                                                                          -----------

Total assets                                                              $19,725,000
                                                                          ===========

                              (Continued)

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1998


(Continued)

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes Payable                                                          $     70,000
   Current portion of long-term debt                                           336,000
   Accounts payable and accrued expenses                                     4,371,000
   Prize fulfillment fees payable                                              296,000
                                                                          ------------
   Total current liabilities                                                 5,073,000
                                                                          ------------

Long-term debt                                                                 531,000
Other long-term liabilities                                                  1,429,000
Deferred tax liability                                                          15,000

Commitments and Contingencies (Note 8)

Stockholders' equity:
   Preferred stock, Series A, $.01 par value, 2,000,000                          1,000
      shares authorized, 90,789 shares
      issued and outstanding
   Common stock, $.01 par value, 25,000,000 shares                              54,000
      authorized, 5,439,824 shares issued and
      5,405,825 shares outstanding
   Additional paid-in capital                                               12,803,000
   Stockholder notes receivable                                               (817,000)
   Treasury stock, 33,999 shares at cost                                       (87,000)
   Retained Earnings                                                           723,000
                                                                          ------------
   Total stockholders' equity                                               12,677,000
                                                                          ------------

Total liabilities and stockholders' equity                                $ 19,725,000
                                                                          ============



                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                              1998             1997
                                                                          ------------     ------------
Revenues:
   Gaming revenue                                                         $ 61,640,000     $ 34,011,000
   Electronic player station sales                                           1,273,000          808,000
   Electronic player station sales - related party                           3,750,000        2,436,000
   Electronic player station lease revenue                                   3,416,000        1,786,000
   Other                                                                       458,000           11,000
                                                                          ------------     ------------

  Total revenues                                                            70,537,000       39,052,000
                                                                          ------------     ------------


Operating costs and expenses:
   Bingo prizes and related costs                                            8,823,000        9,381,000
   Allotments to hall operators                                             39,587,000       17,902,000
   Cost of electronic player stations sold                                     805,000          538,000
   Cost of electronic player stations sold - related party                   1,878,000        1,183,000
   Salaries and wages                                                        3,017,000        2,227,000
   Selling, general and administrative expenses                              9,932,000        5,049,000
   Amortization and depreciation                                             2,950,000        1,775,000
                                                                          ------------     ------------

   Total operating costs and expenses                                       66,992,000       38,055,000
                                                                          ------------     ------------


                       Operating income                                      3,545,000          997,000

Interest income                                                                284,000           29,000
Interest expense                                                              (125,000)        (167,000)
                                                                          ------------     ------------
Income before income taxes                                                   3,704,000          859,000
Income tax benefit (expense)                                                (1,489,000)         452,000
                                                                          ------------     ------------

Net income                                                                $  2,215,000     $  1,311,000
                                                                          ============     ============

Basic earnings per share                                                  $        .40     $        .29
                                                                          ============     ============

Diluted earnings per share                                                $        .35     $        .23
                                                                          ============     ============


         The accompanying notes are an integral part of the consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997



                                                     PREFERRED STOCK                   COMMON STOCK
                                               -----------------------------    ----------------------------    ------------
                                                  NUMBER                           NUMBER                         ADDITIONAL
                                                    OF                               OF                            PAID-IN
                                                  SHARES           AMOUNT          SHARES          AMOUNT          CAPITAL
                                               ------------     ------------    ------------    ------------    ------------
Balance, September 30, 1996                         134,318     $      1,000       2,859,200    $     29,000    $  6,296,000
Exercise of common stock
     warrants                                          --               --           625,216           6,000       3,154,000
Sale of common stock                                   --               --         1,159,500          12,000       2,800,000
Exercise of stock options                              --               --            47,750            --           138,000
Conversion of preferred stock
     to common stock                                (25,126)            --           125,630           1,000          (1,000)
Payment of shareholders notes                          --               --              --              --              --
Registration fees and offering
     costs                                             --               --              --              --          (108,000)
Preferred stock dividends
     ($1.10 per preferred share)                       --               --              --              --              --
Value of options and warrants
     associated with consulting services               --               --              --              --            10,000
Value of warrants associated
     with related party equipment sales                --               --              --              --             8,000
Net income                                             --               --              --              --              --
                                               ------------     ------------    ------------    ------------    ------------
Balance, September 30, 1997                         109,192            1,000       4,817,296          48,000      12,297,000
Exercise of common stock
     warrants                                          --               --             4,388            --             9,000
Exercise of stock options                              --               --           114,125           1,000         288,000
Conversion of preferred stock
     to common stock                                (18,403)            --            92,015           1,000          (1,000)
Exercise of AGN option                                 --               --           412,000           4,000         242,000
Registration fees and offering
     costs                                             --               --              --              --           (59,000)
Value of warrants associated with
     related party equipment sales                     --               --              --              --            27,000
Preferred stock dividends
     ($1.10 per preferred share)                       --               --              --              --              --
Net income                                             --               --              --              --              --
                                               ------------     ------------    ------------    ------------    ------------
Balance, September 30, 1998                          90,789     $      1,000       5,439,824    $     54,000    $ 12,803,000
                                               ============     ============    ============    ============    ============



                                                  STOCKHOLDER                       RETAINED           TOTAL
                                                    NOTES                           EARNINGS        STOCKHOLDERS'
                                                  RECEIVABLE     TREASURY STOCK     (DEFICIT)          EQUITY
                                                 ------------     ------------     ------------     ------------
Balance, September 30, 1996                      $ (1,271,000)    $    (87,000)    $ (2,574,000)    $  2,394,000
Exercise of common stock
     warrants                                         (13,000)            --               --          3,147,000
Sale of common stock                                     --               --               --          2,812,000
Exercise of stock options                                --               --               --            138,000
Conversion of preferred stock
     to common stock                                     --               --               --               --
Payment of shareholders notes                         688,000             --               --            688,000
Registration fees and offering
     costs                                               --               --               --           (108,000)
Preferred stock dividends
     ($1.10 per preferred share)                         --               --           (123,000)        (123,000)
Value of options and warrants
     associated with consulting services                 --               --               --             10,000
Value of warrants associated
     with related party equipment sales                  --               --               --              8,000
Net income                                               --               --          1,311,000        1,311,000
                                                 ------------     ------------     ------------     ------------
Balance, September 30, 1997                          (596,000)         (87,000)      (1,386,000)      10,277,000
Exercise of common stock
     warrants                                          (4,000)            --               --              5,000
Exercise of stock options                            (149,000)            --               --            140,000
Conversion of preferred stock
     to common stock                                     --               --               --               --
Exercise of AGN option                                (68,000)            --               --            178,000
Registration fees and offering
     costs                                               --               --               --            (59,000)
Value of warrants associated with
     related party equipment sales                       --               --               --             27,000
Preferred stock dividends
     ($1.10 per preferred share)                         --               --           (106,000)        (106,000)
Net income                                               --               --          2,215,000        2,215,000
                                                 ------------     ------------     ------------     ------------
Balance, September 30, 1998                      $   (817,000)    $    (87,000)    $    723,000     $ 12,677,000
                                                 ============     ============     ============     ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1998 AND 1997


                                                                         1998            1997
                                                                     -----------     -----------
Cash flows from operating activities:
   Net income                                                        $ 2,215,000     $ 1,311,000
   Adjustments to reconcile net income to cash
      provided by (used for) operating activities:
      Amortization and depreciation                                    2,950,000       1,775,000
      Loss on write-off of software costs                                395,000            --
      Deferred tax benefit (expense)                                     227,000        (458,000)
      Other non-cash expenses                                             (7,000)        119,000
      (Increase) decrease in:
         Accounts receivable                                          (1,076,000)     (1,274,000)
         Notes receivable                                               (497,000)       (286,000)
         Notes receivable - related party                              1,210,000      (2,437,000)
         Inventory                                                    (2,023,000)       (153,000)
        Prepaid expenses                                                (507,000)         31,000
        Other assets                                                     381,000        (144,000)
      Increase (decrease) in:
         Accounts payable and accrued expenses                         2,518,000         561,000
         Hall's share of surplus                                            --          (120,000)
         Prize fulfillment fees payable                                 (301,000)        277,000
         Other long-term liabilities                                     (13,000)        231,000
                                                                     -----------     -----------
Net cash provided by (used for) operating activities                   5,472,000        (567,000)
                                                                     -----------     -----------
Cash flows from investing activities:
   Acquisition of property and equipment                              (5,983,000)     (4,104,000)
   Increase in cash and restricted cash balances                         (13,000)       (249,000)
                                                                     -----------     -----------
   Net cash provided by (used for) investing activities               (5,996,000)     (4,353,000)
                                                                     -----------     -----------
Cash flows from financing activities:
   Proceeds from sale of common stock including collection of
      shareholder notes                                                  264,000       5,877,000
   Proceeds from debt                                                    335,000         658,000
   Principal payments of debt                                           (468,000)       (620,000)
   Payment of preferred stock dividends                                 (106,000)       (123,000)
                                                                     -----------     -----------
   Net cash provided by (used for ) financing activities                  25,000       5,792,000
                                                                     -----------     -----------
Net change in cash and cash equivalents                                 (499,000)        872,000
Cash and cash equivalents, beginning of period                         2,380,000       1,508,000
                                                                     -----------     -----------
Cash and cash equivalents, end of period                             $ 1,881,000     $ 2,380,000
                                                                     ===========     ===========

Supplemental cash flow data:
   Interest paid                                                     $   125,000     $   167,000
                                                                     ===========     ===========
   Income taxes paid                                                 $   239,000     $      --
                                                                     ===========     ===========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           OPERATIONS - The Company designs and develops interactive high-speed Class II bingo games and related electronic player stations (EPS) and equipment that are marketed to Native American bingo halls located throughout the United States. The Company operates its interactive bingo games on behalf of its tribal customers through a multi-pathed communications network. The network interconnects EPS located at multiple bingo halls thereby enabling players to simultaneously participate in a live bingo game and to compete against one another to win a common pooled prize. The Company also produces high stakes TV bingo game shows that are televised live to multiple participating Indian bingo halls linked via closed circuit satellite and broadband telephone communications networks. Through its MegaRacing division, the Company transmits horse racing signals and provides communications and data services to off-track betting (OTB) facilities operated by Indian tribes.

           CONSOLIDATION PRINCIPLES - The financial statements include the activities of Multimedia Games, Inc. and its four wholly owned subsidiaries, MegaBingo, Inc. ("MBI"), Multimedia Creative Services, Inc., TV Games, Inc. and American Gaming Network L.L.C..

           CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments with remaining maturities when purchased of three months or less to be cash equivalents.

           RESTRICTED CASH AND CASH EQUIVALENTS - Restricted cash and cash equivalents include $269,000 held in reserve for MegaBingo prizes under the provisions of the Integrated Services Agreements with the tribes and $1,367,000 representing the present value of investments held by the Company's prize fulfilment firm related to outstanding jackpot prize winner annuities.

           INVENTORY - Inventory consists primarily of computer equipment components for interactive gaming player stations and completed interactive gaming player station units. Inventory is carried at the lower of cost, (first-in, first-out) or market.

           PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. The cost of property and equipment is depreciated over its estimated useful life generally using the straight line method. Equipment under leases which convey ownership to the lessee at the end of the lease term is depreciated over the shorter of the lease term or three years. Predominately all of the Company's property and equipment is depreciated over two to five years. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in operations.

           Under the provisions of the Integrated Services Agreements with the tribes, any MegaBingo satellite dishes and monitoring equipment purchased and placed at the hall locations revert to the ownership of the tribe at the end of the agreement. This provision does not apply to interactive gaming player stations and related equipment, except for interactive gaming player stations purchased by the tribe.

           GOODWILL--The amount paid for the assets of MegaBingo plus the liabilities assumed in excess of the fair value of the identifiable assets purchased has been recorded as goodwill. The Company

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


           amortizes goodwill over 20 years using the straight-line method. Goodwill is reported net of accumulated amortization in the accompanying financial statements. Accumulated amortization amounted to $102,000 and $75,000 at September 30, 1998 and 1997, respectively.

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

           INCOME TAXES - The Company applies the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Under SFAS No. 109, deferred tax liabilities or assets arise from differences between the tax basis of assets or liabilities and their basis for financial reporting, and are subject to tests of recoverability in the case of deferred tax assets. The amount of deferred tax liabilities or assets is calculated by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. A valuation allowance is provided for deferred tax assets to the extent realization is not judged to be more likely than not.

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

           RECLASSIFICATIONS - Certain 1997 balances have been reclassified to conform to 1998 reporting.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS



           INCOME PER COMMON SHARE - Income per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("FAS 128"), which is effective for reporting periods ending after December 15, 1997. FAS 128 requires the restatement of prior year's earnings per share to conform to the new standard. Presented below is a reconciliation of income available to common stockholders and the differences between actual weighted average shares outstanding, which are used in computing basic earnings per share and diluted weighted average shares, which are used in computing diluted earnings per share.

                                                             FOR THE YEAR ENDED
                                                                   9/30/98

                                                                                Per Share
                                                   Income           Shares        Amount
                                                 ------------    -----------    -----------
Net income                                       $ 2,215,000
Less: preferred stock dividends                     (106,000)
                                                 -----------
            Basic EPS:
Income available to common stockholders            2,109,000       5,335,200    $       .40
                                                                                ===========
            Effect of Dilutive Securities:
Options                                                              317,154
Warrants                                                             147,456
Convertible preferred stock                          106,000         442,050
                                                 -----------     -----------


            Diluted EPS:
Income available to common stockholders
plus assumed conversions                         $ 2,215,000       6,241,860    $       .35
                                                 ===========     ===========    ===========

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS



                                                               FOR THE YEAR ENDED
                                                                   9/30/97

                                                                                Per Share
                                                   Income          Shares         Amount
                                                 -----------     -----------    -----------
Net income                                       $ 1,311,000
Less: preferred stock dividends                     (123,000)
                                                 -----------
            Basic EPS:
Income available to common stockholders            1,188,000       4,082,231    $       .29
                                                                                ===========
            Effect of Dilutive Securities:
Options                                                              339,042
Warrants                                                             332,199
Convertible preferred stock                          123,000         527,210
Contingent shares                                                    376,945
            Diluted EPS:
Income available to common
stockholders plus assumed conversions            $ 1,311,000       5,657,627    $       .23
                                                 ===========     ===========    ===========


           REVENUE - Revenues from the operation of the MegaBingo, MegaCash and MegaLite bingo games are recognized as the gaming session for which the cards were purchased occurs. Interactive gaming revenues are recorded net of prizes awarded.

           Lease revenues from the lease of interactive gaming player stations are generally based on a percentage of revenue generated by the player stations and are recognized as the revenues are generated by the player stations. See Note 13.

           Revenues from the sale of electronic player stations are recorded when the player stations are delivered to the purchaser.

           STOCK BASED COMPENSATION - The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock option plans. Under this standard, no compensation expense is recognized for grants of options which include an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company's grants in 1998 and 1997, no compensation expense has been recognized.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS



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

           A substantial portion of the Company's revenues are derived from the Integrated Services Agreements with various tribes. The Company, in its name or in the name of AGE, has written agreements with approximately 50 American Indian tribes that provide the Company with the right to conduct bingo operations on their respective Indian lands. Approximately 20 of these agreements were renewed for five (5) year terms in 1995 and half of the remaining contracts have unexpired terms of between two and three years. The remaining contracts are being continued on a month to month basis.

3.         PROPERTY AND EQUIPMENT

           At September 30, 1998, the Company's property and equipment consisted of the following:

                  Gaming and satellite equipment            $    9,469,000
                  Software costs                                 2,599,000
                  Other                                            172,000
                                                            --------------
                  Total property and equipment                  12,240,000
                  Less accumulated depreciation                 (4,587,000)
                                                            --------------

                  Property and equipment, net               $    7,653,000
                                                            ==============

           Depreciation expense amounted to $2,900,000 and $1,748,000 during the years ended September 30, 1998 and 1997, respectively. The net book value of capitalized software costs at September 30, 1998, was $1,974,000. Depreciation expense related to software cost amounted to $621,000 and $310,000, during the years ended September 30, 1998 and 1997, respectively.

           In addition, in connection with a December 1995 transaction, the Company capitalized the $500,000 cost of a license acquired from National Gaming International Corporation ("NGI"), which the Company began amortizing over the five-year term of the related license agreement. As of September 30, 1998, the Company determined that the then unamortized portion of this asset and certain additional related software development costs (aggregating $395,000 at September 30, 1998) had been impaired as a result of the status of certain litigation (see Note 8) and accordingly reduced the carrying value of the asset to zero.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

4.         LONG-TERM DEBT

           In December 1998, the Company renewed its Credit Agreement with a bank, which provides for a term loan of $561,000 and a revolving line of credit of $1.0 million. Principal of $9,510 and interest are payable monthly until the loan becomes due on October 31, 2000. The interest rate is the Chase Manhattan Bank, N.A. prime rate plus 1/2% (9% at September 30, 1998). There was $561,000 outstanding on the term loan and $70,000 was outstanding under the revolving line of credit at September 30, 1998.

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

           The remaining $306,000 of long-term debt consists primarily of notes used to finance the purchase of electronic gaming player station components. The notes are due in monthly installments plus interest at approximately 12%. The notes are collateralized by the equipment purchased.

           Based upon the borrowing rates currently available to the Company for borrowings with similar terms, the Company believes that the carrying amount of these borrowings at September 30, 1998, approximates fair value.

           At September 30, 1998, aggregate future maturities of long-term debt are as follows: 1999 - $336,000; 2000 - $199,000 and 2001 - $332,000.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

5.         INCOME TAXES

           The provision for income taxes (benefit) consisted of the following for the years ended September 30, 1998 and 1997:

Current:                                      1998           1997
                                            ----------     ----------

   Federal                                  $1,128,000     $    --
   State                                       134,000          --
   Deferred                                    227,000       (452,000)
                                            ----------     ----------

Net income tax expense (benefit)            $1,489,000     $ (452,000)
                                            ==========     ==========


           A reconciliation of the expected income tax expense (benefit) based upon the federal statutory rate of 34% and the taxes reflected in tax expense is as follows for the years ended September 30, 1998 and 1997:

                                               1998          1997
                                            ----------    ----------
Expected federal income
   tax expense                              $1,259,000    $  292,000
State income tax expense,
   net of Federal benefit                      148,000          --
Nondeductible expenses                          21,000        15,000
Use of net operating losses                       --        (307,000)
Change in valuation allowance
   of net operating losses                        --        (452,000)
Other                                           61,000          --
                                            ----------    ----------
Net income tax expense (benefit)            $1,489,000    $ (452,000)
                                            ==========    ==========

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS



           Differences between the book value and the tax basis of the Company's assets and liabilities and net operating losses results in deferred tax assets and liabilities as follows:

                                               1998
                                            ---------
Deferred tax asset - current:
   Accounts receivable allowance            $  69,000
   Accrued liabilities                         83,000
   Net operating losses                        94,000
                                            ---------

Net current deferred tax asset              $ 246,000
                                            =========

Deferred tax asset - noncurrent:
   Tax credit carryforward                  $   5,000
   Trademark                                   19,000
Deferred tax liability - noncurrent
   Goodwill                                   (13,000)
   Depreciation                               (26,000)
                                            ---------
Net noncurrent deferred tax
(liability)                                 $ (15,000)
                                            =========

           At September 30, 1998, the Company's net operating loss carryforward for income tax purposes was approximately $250,000. Because of the sale of equity securities in November 1996, the Company's use of its net operating loss carryforwards is limited to approximately $800,000 in any one taxable year. The Company's net operating loss carryforwards expire in 2009 through 2011.

6.         STOCKHOLDERS' EQUITY

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

           During 1997, 25,126 outstanding Series A preferred shares were converted into 125,630 shares of the Company's common stock. During 1998, 18,403 outstanding Series A preferred shares were converted into 92,015 shares of the Company's common stock.

           Based on the number of shares of Series A preferred stock outstanding at September 30, 1998, an additional 435,195 shares of common stock would be issued if a full conversion were to occur. Of the Series A preferred stock outstanding, 80,175 shares (convertible into 400,875 common shares) are owned by or under the control of the Company's Chairman/Chief Executive Officer.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS



           The Series A preferred stock has a liquidation preference over the Company's common stock equal to $10 per share of Series A preferred stock, or $908,000 in the aggregate at September 30, 1998. The holders of the Series A preferred stock are entitled to a cumulative preferred dividend, payable quarterly, at the rate of $1.10 per share per annum. In the event the Company remains in arrears for more than two quarters, holders of the Series A preferred stock voting as a class are entitled to elect a majority of the Company's Board of Directors.

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

           Common Stock Warrants and Options

           In connection with past financing arrangements and as compensation for consulting and professional services, the Company has issued warrants and options to purchase its common stock. The following tables summarize such warrant and option activity for 1998 and 1997:

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


           1998 ACTIVITY:


                                           Number of                                                      Number of
                                            Warrants/                                                     Warrants/
Exercise                                    Options                                                        Options
 Price                                     Outstanding                                                   Outstanding    Exercisable
  Per               Expiration              October 1,                               Expired/            September 30, September 30,
 Share                 Date                   1997         Granted      Exercised    Canceled                1998           1998
---------          -------------           ---------      ---------     ---------    ---------            ---------    -------------
$2.00              Sep 97-Jan 98               4,268            --          4,268             --                 --              --
$4.00              Jul 2000                   18,750            --             --             --             18,750          18,750
$6.60              Jul 98                      5,216            --            120          5,096                 --              --
$8.00              Aug 2001                1,792,143            --             --             --          1,792,143       1,792,143
$5.688             Feb 2007                  100,000            --             --             --            100,000         100,000
$8.00              Aug 2007                   54,000            --             --         54,000                 --              --
$10.00             Aug 2007                   54,000            --             --         54,000                 --              --
$12.00             Aug 2007                   54,000            --             --         54,000                 --              --
$10.00             Aug 2002                   27,000            --             --         27,000                 --              --
$11.00             May 2002                   50,000            --             --             --             50,000          50,000
$13.38             Sept 2002                 100,000                       50,000                            50,000          50,000
$9.44*             Mar 2003                       --        20,000             --             --             20,000              --
$7.00*             Jan 2003                       --       262,500             --             --            262,500              --
                                           ---------     ---------      ---------      ---------          ---------       ---------
                                           2,259,377       282,500         54,388        194,096          2,293,393       2,010,893
                                           =========     =========      =========      =========          =========       =========

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


         1997 ACTIVITY:


                                           Number of                                                      Number of
                                            Warrants/                                                     Warrants/
Exercise                                    Options                                                        Options
 Price                                     Outstanding                                                   Outstanding
  Per               Expiration              October 1,                               Expired/            September 30,
 Share                 Date                   1996         Granted      Exercised    Canceled                1997
---------          -------------           ---------      ---------     ---------    ---------            ---------
$2.00              Sep 97-Jan 98             102,905            --         98,637             --              4,268
$2.50              Mar 2000                   10,000            --         10,000             --                 --
$2.75              May 97-Jul 97              74,765            --         71,531          3,234                 --
$3.50              Jul 2000                  175,000            --        175,000             --                 --
$4.00              Jul 2000                   18,750            --             --             --             18,750
$6.60              Jul 98                     23,550            --         18,334             --              5,216
$5.688             Feb 2007                       --       100,000             --             --            100,000
$8.00              Aug 2007                       --        54,000             --             --             54,000
$10.00             Aug 2007                       --        54,000             --             --             54,000
$12.00             Aug 2007                       --        54,000             --             --             54,000
$8.00              Aug. 2001                 523,310     1,518,833        250,000             --          1,792,143
$10.00             May 2002                       --        27,000             --             --             27,000
$11.00             June 2002                      --        50,000             --             --             50,000
$13.38             Sept. 2002                     --       100,000             --             --            100,000
                                           ---------     ---------      ---------      ---------          ---------
                                             928,280     1,957,833        623,502          3,234          2,259,377
                                           =========     =========      =========      =========          =========


            *Indicates warrant/option is not currently exercisable.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS



7.         STOCK OPTION AND EMPLOYEE BENEFIT PLANS

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

           In August 1996, the Board of Directors of the Company approved the 1996 Stock Incentive Plan (the 1996 Plan). Under the 1996 Plan, various stock based incentive awards may be made including incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares or deferred stock purchases. Options issued under the 1996 Plan vest ratably over a four-year period from the date of grant. The total number of shares of common stock or common stock equivalents that may be issued under the 1996 Plan is 543,982 plus an amount equal to 10% of the number of shares of common stock issued by the Company after September 30, 1998 and prior to December 31, 2000. In order to have grants made which qualify as incentive stock options, the 1996 Plan was approved by the Company's stockholders in March 1997.

           The activity relating to stock option issuances under the above plans are as follows for each of the two years ending September 30, 1998 and 1997:

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


           1998 ACTIVITY:


                                           Number of
                                            Warrants/                               Number of
Exercise                                    Options                                  Options
 Price                                     Outstanding                  Exercised  Outstanding           Exercisable
  Per               Expiration              October 1,                  Expired/   September 30,         September 30,
 Share                 Date                   1997         Granted      Canceled       1998                   1998
---------          -------------           ---------      ---------     ---------    ---------             ---------
1993 PLAN:

$ 1.50                Oct 97                   35,000            --       35,000           --

1994
DIRECTOR
PLAN:

$ 2.50              Jul 2004                   40,000            --           --       40,000            40,000

1994
EMPLOYEE
PLAN

$ 2.00              Mar 2005                   56,000            --       28,000       28,000            17,250
$ 2.50              Jul 2004                  110,000            --           --      110,000           110,000
$ 2.50              Feb 2006                   30,000            --        7,500       22,500             7,500
$ 2.75              Jul 2005                    7,500            --           --        7,500             3,750
$ 4.00              Apr 2006                   19,000            --        5,000       14,000             7,000

1996 STOCK
INCENTIVE
PLAN

$ 4.375             Oct 2006                  137,000            --      137,000           --                --
$ 4.750             Jan 2007                   17,000            --       17,000           --                --
$ 5.500             Feb 2007                   32,500            --       32,500           --                --
$ 5.688             Feb 2007                   69,000            --       69,000           --                --
$ 7.141             Feb 2007                   10,000            --       10,000           --                --
$ 8.000             Mar 2007                    2,500            --        2,500           --                --
$ 9.500             Jan 2008                      --        121,100      121,100           --                --
$ 3.813             Oct 2006                      --         85,950           --       85,950            10,950
                    Jan 2007                      --         17,000        1,750       15,250             2,500

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


                                           Number of
                                            Warrants/                               Number of
Exercise                                    Options                                  Options
 Price                                     Outstanding                  Exercised  Outstanding        Exercisable
  Per               Expiration              October 1,                  Expired/   September 30,      September 30,
 Share                 Date                   1997         Granted      Canceled       1998               1998
---------          -------------           ---------      ---------     ---------    ---------          ---------
                  Feb 2007                     --            62,500         7,500       55,000            13,750
                  Mar 2007                     --             2,500            --        2,500               625
                  Jan 2008                     --           118,300         1,500      116,800                --
                  Jun 2008                     --           101,650           200      101,450                --
                  Aug 2008                     --            25,000            --       25,000                --
1998
PRESIDENT'S
PLAN

$ 3.813           May 2002                     --            27,000            --       27,000                --
$ 3.813           Sept 2002                    --            50,000            --       50,000                --
$ 3.813           Feb 2007                     --            49,000            --       49,000                --
$ 3.813           Aug 2007                     --           162,000            --      162,000                --
$ 3.813           Jan 2008                     --            50,000            --       50,000                --
                                        ---------         ---------     ---------    ---------         ---------
                                          565,500           872,000       475,550      961,950           213,325
                                        =========         =========     =========    =========         =========

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


1997 ACTIVITY:



                                           Number of                                Number of
Exercise                                    Options                                  Options
 Price                                     Outstanding                  Exercised  Outstanding
  Per               Expiration              October 1,                  Expired/   September 30,
 Share                 Date                   1996         Granted      Canceled       1997
---------          -------------           ---------      ---------     ---------    ---------

1993 PLAN:

$1.50                Oct 97                  45,000         --            10,000       35,000

1994
DIRECTOR
PLAN:

$2.50                Jul 2004                40,000         --                --       40,000


1994
EMPLOYEE
PLAN

$2.00                Mar 2005                56,000         --                --       56,000

$2.50                Jul 2004               120,000         --            10,000      110,000

$2.50                Feb 2006                75,000         --            45,000       30,000

$2.75                Jul 2005                15,000         --             7,500        7,500

$4.00                Apr 2006                19,000         --                --       19,000


1996 STOCK
INCENTIVE PLAN

$4.375               Oct 2006                    --    145,000             8,000      137,000

$4.750               Jan 2007                    --     17,000                --       17,000

$5.500               Feb 2007                    --     43,000            10,500       32,500

$5.688               Feb 2007                    --     69,000                --       69,000

$7.141               Feb 2007                    --     10,000                --       10,000

$8.000               Mar 2007                    --      2,500                --        2,500
                                            -------    -------           -------      -------
                                            370,000    286,500            91,000      565,500
                                            =======    =======           =======      =======




           The Company expects to continue to issue stock options to new employees as they are hired and to current employees as incentives from time to time.

           In June 1998, the Board of Directors of the Company approved the President's Plan pursuant to which options to purchase 338,000 shares of common stock were granted to Clifton Lind as an inducement to become the President and Chief Operating Officer of the Company. The options are intended to qualify as incentive stock options, subject to approval of the stockholders of the Company at the next annual meeting of stockholders. All of the options have an exercise price of $3.81 per share, which was the market value of the Common Stock on the date of grant. None of the options were exercisable at September 30, 1998.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


           The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in fiscal 1998 and 1997 associated with employee stock options. Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995, under the fair value method of that statement. The fair value of options granted in fiscal years 1998 and 1997 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:


                                         1998         1997
                                       ---------    ---------
Weighted average Life                  3.5 YEARS    3.5 YEARS
Risk-free interest rate                     5.70%        6.56%
Expected volatility                           72%          72%
Expected dividend yield                None         None

           The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee stock options granted during 1998 and 1997 was $2.33 and $3.22 per share, respectively. The estimated fair value of options granted during 1998 and 1997 under the Company's stock option plans totaled $2,012,000 and $631,000, respectively.

           OPTION REPRICING. On June 12, 1998, the Board of Directors of the Company canceled all outstanding options held by optionees under the 1996 Stock Incentive Plan and granted new options to all such optionees. The new options were for the same number of shares and upon the same terms of expiration and vesting as the canceled options, except that the exercise price for the new options was $3.81 per share, the market value of the Common Stock on June 12, 1998. In effect, therefore, the Board of Directors reduced the exercise price of all such outstanding options and which had exercise prices at the time of cancellation ranging from $4.38 per share to $13.38 per share. In connection with the grant under the President's Plan, all options and warrants to purchase Common Stock that had previously been granted to Mr. Lind in consideration of prior financial and consulting services to the Company (aggregating 338,000 shares at exercise prices ranging from $5.68 to $13.38 per share) were also canceled. A total of 275,300 options granted to over 65 employees under the 1996 Stock Incentive Plan were repriced by the June 12, 1998 action. The estimated fair value of the options canceled in 1998 in connection with the repricing of employee stock options totaled $879,000.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


           For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:


                                                 1998             1997
                                            -------------    -------------
Net income:
         As reported                        $   2,215,000    $   1,311,000
         Pro forma                              1,933,000          969,000
Basic earnings per common share:
         As reported                        $         .40    $         .29
         Pro forma                          $         .34    $         .21
Diluted earnings per common share:
         As reported                        $         .35    $         .23
         Pro forma                          $         .31    $         .17

           The above SFAS No. 123 pro forma disclosures are not necessarily representative of the effect SFAS No. 123 will have on the pro forma disclosure of future years.

           During 1994, the Company established an employee savings plan pursuant to Section 401(K) of the Internal Revenue Code. The plan provides for the employees to make tax deferred deposits into the plan to the extent of 6% of their annual base compensation. The Company matches half of the allowed employee contributions and such Company contributions amounted to $56,000 and $34,000 for the years ended September 30, 1998 and 1997, respectively.

8.         COMMITMENTS AND CONTINGENCIES

           MEGAMANIA LITIGATION. On December 31, 1997, the U.S. Attorney for the Northern District of Oklahoma filed a civil forfeiture action in Federal District Court challenging the Class II status of the Company's interactive bingo game, MegaMania. On October 23, 1998, the District Court issued a judgment holding that MegaMania was legal Class II gaming. The decision found that MegaMania was a game of bingo and that the EPS used to play MegaMania were technological aids to the play of bingo as permitted by IGRA and were not gambling devices. On November 9, 1998, the U.S. Attorney filed a motion with the District Court requesting that it alter or amend its judgment. The District Court has yet to rule on the November 9 motion.

           On May 14, 1998, the Assistant U.S. Attorney for the Northern District of California filed a civil forfeiture in Federal District Court that also challenged the Class II status of MegaMania. On November 23, 1998, the District Court issued a Memorandum and Order holding that MegaMania was legal Class II gaming. As with the decision of the Oklahoma District Court, the Order of the California District Court found that MegaMania was a game of bingo and that the EPS used to play MegaMania were technological aids to the play of bingo as permitted by IGRA and were not gambling devices.

           The Company is not able to predict whether either or both of these decisions will be appealed by the government to the applicable Circuit Court of Appeals or what the outcome of any such appeal would be. No assurances can be given that there will be no other challenges made to the legality of the

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


           Company's interactive bingo activities or that, if made, the Company will be successful on the merits. If MegaMania is ultimately determined to be Class III gaming, the loss of the MegaMania business would likely have a material adverse effect upon the Company's financial condition and results of operation. In addition, if the EPS used to aid the play of MegaMania are ultimately held to be gambling devices, all of the other Class II bingo games currently offered by the Company would likely be adversely effected which would have a material adverse effect upon the Company's financial condition and results of operation. Even if the Company is successful on the merits, the legal fees and expenses to be incurred by the Company related to the MegaMania litigation or any future litigation challenging the Company's interactive bingo activities will likely be significant.

           OTHER LITIGATION

           NETWORK GAMING. On January 23, 1998, the Company filed a complaint against Network Gaming International Corporation ("NGI") in the Federal District Court for the Northern District of Oklahoma alleging breach of contract. On February 2, 1998, NGI filed a complaint against the Company in the same Federal District Court alleging, among other things, breach of contract, misappropriation of trade secrets, fraud and interference with prospective advantage. The complaint by NGI seeks $62 million in damages and other specified and unspecified relief and also names Gordon T. Graves, the Company's Chairman of the Board, and Larry D. Montgomery, the Company's former President, as individual defendants. These actions are in the very preliminary stages and only limited discovery has been taken by either party. The Company intends to vigorously defend against the claims of NGI and to prosecute its own claim. While the Company believes that it will ultimately prevail on the merits, no assurances to that effect can be given. In any event, the cost of defending the actions could be substantial.

           SHAREHOLDER CLASS ACTIONS. On May 29, 1998, a shareholder class action was filed against the Company in the Federal District Court for the Southern District of California. Also named as defendants were Gordon T. Graves and Larry D. Montgomery. The action, which seeks an unspecified amount of damages on behalf of all similarly situated shareholders, alleges that the Company violated federal securities laws by making allegedly false and misleading statements regarding the legality of MegaMania. On July 24, 1998, a similar class action was filed in the Federal Court for the Northern District of Oklahoma.

           These actions are in very preliminary stages. A hearing was held on November 20, 1998 by the Multidistrict Litigation Panel established under Federal law to determine issues relating to the consolidation of the two cases. The Company intends to vigorously defend against these claims and expects to prevail on the merits. However, the cost of defending against the claims could by substantial.

           The Company is a party to various lawsuits and claims arising out of the ordinary course of its business. No accrual for potential loss has been made in the accompanying financial statements as management does not believe that the likelihood of a material loss is probable at this time.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


           PRIZE FULFILLMENT FIRM

           In order to reduce the need for prize reserve account funds and to further reduce exposure to game deficits during periods of abnormally high rates of jackpot prize wins, MBI has engaged a related party firm specializing in prize fulfillment services to pay jackpot prizes won during the term of a prize fulfillment agreement. The prize fulfillment agreement specifies a maximum cumulative liability over the term of the contract, in exchange for fees based on gross game receipts. Prize fulfillment premiums amounted to $1,157,000 and $2,642,000 for the years ended September 30, 1998 and 1997, respectively. The current arrangements with such firm expire on December 31, 1998. There can be no assurance that the prize fulfillment agreement will be available at all or on commercially acceptable terms upon the expiration of the existing agreement.

           Under the terms of the prize fulfillment agreement, the Company is reimbursed for prizes awarded at an amount equal to the present value for the jackpot prize payments less a deductible which is $15,000 per occurrence. These prize fulfillment funds are then utilized to satisfy the obligation to the jackpot prize winner through a lump-sum cash payment or the purchase of an annuity. In those cases where the prize winner elects an annuity, the obligation has historically been discharged by purchasing annuity contracts from insurance companies rated by A.M. Best as A+, with the prize winner listed as the sole beneficiary. Purchased annuity contracts entered into prior to April 15, 1994 by an assignor of such contracts to the Company, which provide for various insurance companies to make payments directly to prize winners over a specified period of time in the aggregate amount of approximately $6,549,000 are outstanding at September 30, 1998. The outstanding amounts include 22 annuity contracts aggregating approximately $5,349,000 which were purchased from an insurance carrier that is currently under an Order of Rehabilitation to the Michigan State Commissioner of Insurance. Under this Order, payments under all such contracts will continue until ordered otherwise by the State of Michigan. It is unknown at this time as to whether further court actions will result in reductions in amounts owed under these annuity contracts. There can be no assurance that this or any other insurance company responsible for outstanding annuities will continue to fulfill all their obligations under the annuity contracts.

           The Company is not responsible for any obligations to prize winners prior to April 15, 1994, whether in lieu of annuities or in respect of shortfalls on annuities or otherwise (except for specifically assumed liabilities which amounted to approximately $63,000 at September 30, 1998). Further, the Company is not responsible for prize annuities awarded during the period April 15, 1994 through December 22, 1994, except as to the obligation to discharge obligations of the MegaBingo operations with the assets of the MegaBingo operation and under the indemnification provisions of the AGE Services Agreement. The present value, at September 30, 1998, of the prize annuities awarded from April 15, 1994 to December 22, 1994, which are not reflected in the financial statements, is $171,000. The present value of the prize annuities and market value of the related treasury investments at September 30, 1998 of prize annuities awarded subsequent to December 23, 1994 through September 30, 1997 was approximately $1,367,000, which has been reflected as restricted investments and other long-term liabilities in the accompanying financial statements.

           Beginning in August 1994, the Company began a policy of funding prize annuities with United States Treasury Bills with maturities which correspond to the due dates of the annuity payments. Under its arrangements with the prize fulfillment firm, the prize fulfillment firm purchases the treasury securities

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS



           and administrates payments to the winners. The Company believes that this annuity payment structure will minimize the risk of annuity defaults on future prizes awarded.

           OPERATING LEASES

           The Company leases its corporate offices and warehouses under non-cancelable operating leases. Future minimum rentals by fiscal year under these arrangements are as follows:

                           1999                  $  202,000
                           2000                  $  185,000
                           2001                  $  122,000
                           2002                  $   39,000


           Rental expense during fiscal years 1998 and 1997 amounted to $229,000 and $131,000, respectively.

9.         RELATED PARTY TRANSACTIONS

           In March 1998, the Company entered into an agreement to sell electronic player stations and related equipment to a third party for a sales price of approximately $2.4 million. The sales price was paid in March 1998 by delivery to the Company of a promissory note of the third party purchaser that was due and payable on or before April 30, 1998. Subsequent to March 31, 1998, the third party purchaser assigned its right under the purchase agreement to a newly-formed limited liability company ("EPLLC-2"). An affiliate of Gordon T. Graves, the Company's Chairman of the Board and Chief Executive Officer, and Clifton Lind, the Company's President and Chief Operating Officer, each owned a 10.5% interest in EPLLC-2. Mr. Graves also owns and controls the corporation having management authority over EPLLC-2. The terms of the sale which was assigned to EPLLC-2 are the same as the original terms entered into with the third party purchaser in March 1998. The promissory note was paid by EPLLC-2 on May 15, 1998.

           In June 1998, the Company sold electronic player stations and related equipment to EPLLC-2 for a sales price of approximately $1.4 million, which included a non-refundable deposit of $140,000 received on the effective date of the transaction. The sales price was paid in June 1998 by delivery to the Company of cash of $140,000 and a promissory note of EPLLC-2 that was due and payable on or before July 15, 1998 out of funds contributed to EPLLC-2 from a group of investors that did not include either Mr. Graves or Mr. Lind or any other officer, director or employee of the Company. As a result of the additional contribution, the ownership interest of each of Mr. Graves and Mr. Lind in EPLLC-2 was reduced to 6.36%. Mr. Graves continues to own and control the corporation having management authority over EPLLC-2.

           The EPS and related equipment purchased by EPLLC-2 has been leased to a number of Indian tribes under terms where the Company and EPLLC-2 share in a percentage of the revenues generated by the use and operation of the EPS at the tribes' bingo facilities. As an inducement to consummate the March 1998 sale, the Company had agreed to issue to the original third party issuer, and did issue to EPLLC-2, warrants to purchase 20,000 shares of common stock (exercisable for a period of five years, non-exercisable in the first year) at an exercise price of $9.44 per share, which was the market value of the common stock on the date the equipment purchase agreement was executed. The estimated fair

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS



           market value of these warrants was $1,000 and has been recorded as additional cost of sales. As an inducement to consummate the June 1998 sale, the Company issued to EPLLC-2 warrants to purchase 262,500 shares of common stock (exercisable for a period of five years, non-exercisable in the first year) at an exercise price of $7.00 per share which was in excess of the market value of the common stock on the date the equipment purchase agreement was executed ($3.50 per share) The estimated fair market value of these warrants was $26,250 and has been recorded as additional cost of sales.

           In connection with the sales of the electronic player stations to EPLLC-2, the Company recorded revenues of $3,750,000 during the year ended September 30, 1998 with related costs of sales of $1,878,000.

           In June 1997, Graves Properties, Ltd., a limited partnership controlled by Gordon T. Graves, the Company's Chairman and Chief Executive Officer, formed Equipment Purchasing L.L.C. ("EPLLC") for the purpose of purchasing MegaMania player stations from the Company and leasing the stations to Indian tribes. In June 1997, EPLLC purchased approximately 100 MegaMania player stations from the Company for a total purchase price of $637,347, payable in two promissory notes of EPLLC, one a short term note in the principal amount of $400,000 bearing interest at approximately 7% per annum, and the other a 12% note in the principal amount of $237,344 due, as to both principal and interest, in two years. In December 1997, EPLLC paid the short term note in full. The purchased equipment has been leased to a tribe under terms where the Company receives a percentage of the revenues generated by the equipment in consideration of providing the equipment and the MegaMania game to the tribe. The Company and EPLLC have agreed to a sharing of such percentage of revenues, with EPLLC receiving a share equal to the greater of a fixed percentage amount or such amount as is necessary to satisfy EPLLC's monthly payment on the purchase note due the Company and to amortize on a monthly basis the cash contributed to EPLLC by Graves Properties, Ltd.

           In September 1997, EPLLC purchased approximately 345 MegaMania player stations from the Company for a total purchase price of approximately $1,800,000, of which $990,000 was paid in cash in December 1997, and the balance with a 12% note of EPLLC in the principal amount of $810,000 due, as to both principal and interest, in two years. The purchased equipment has been leased to five different tribes under terms where the Company receives a percentage of the revenues generated by the equipment which is shared with EPLLC under terms consistent with those of the June 1997 sale to EPLLC discussed above.

           In connection with the sales of the electronic player stations to EPLLC, the Company recorded revenues of $2,436,000 during the year ended September 30, 1997 with related costs of sales of $1,183,000.

           As an inducement to consummate the June 1997 sale, the Company issued to EPLLC warrants to purchase 50,000 shares of common stock at an exercise price of $11.00 per share, which was the market value of the common stock on the date of issuance. The estimated fair market value of these warrants was $2,500 and has been recorded as additional cost of sales. As an inducement to consummate the September 1997 sale, the Company issued to EPLLC warrants to purchase 100,000 shares of common stock at an exercise price of $13.38 per share which was the market value of the common stock on the date of issuance. The estimated fair market value of these warrants was $5,000 and has been recorded as

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS



           additional cost of sales. The warrants will become exercisable one year after the date of issue and expire five years after the date of issue. The warrants are redeemable by the Company at $.10 per share if the closing price of the common stock for 20 consecutive trading days has been at least 150% of the applicable exercise price.

           In connection with the sale of the equipment, the Company also entered into a management agreement with EPLLC and EPLLC-2 whereby the Company is responsible for proposing, establishing and modifying interactive game procedures and the related game accounting procedures; supervising and administering the rental agreement with the Indian tribe; using its best efforts to re-lease the purchased equipment to other parties if the present rental agreement is terminated; collecting all rents due under the rental agreement; performing all necessary repairs and maintenance, but not bearing any risk of loss for damages; conducting necessary marketing; maintaining insurance; and paying all sales and use taxes and performing other administrative functions. As compensation for these services, the Company will receive $10.00 per electronic player station as a re-leasing fee and $10.00 per electronic player station per month as a management fee ($15.00 per electronic player station per month in the case of EPLLC-2). The Company has the option to repurchase the equipment at its then fair market value if after giving effect to the payment of such repurchase price and the net rental income received by EPLLC and EPLLC-2, respectively, such entity has received a 20% internal rate of return.

           On April 15, 1998, the Company entered into a Consulting Agreement, as later amended, with Larry D. Montgomery, a Director of the Company. Mr. Montgomery was the President and COO of the Company until December 1997. The Consulting Agreement has a term of five years, but may be terminated by either party with six months notice given at any time after January 1, 1999. Mr. Montgomery is compensated at the rate of $126,000 annually, and received a bonus of $57,500 in September 1998 and is to receive an additional bonus of $3,000 in November 1998. The Company has also agreed to pay the cost of all premiums on life, health and disability insurance for Mr. Montgomery and his family for five years and, during the term of the agreement, will pay Mr. Montgomery rent of $1,000 per month for the use of an office in Topeka, Kansas.

10.        ELECTRONIC PLAYER STATION LEASES

           The Company sells its interactive gaming electronic player stations to its customers for cash or through revenue sharing arrangements. Under the revenue sharing arrangements, a portion of the revenue from the player stations is paid to the Company until the sales price of the unit, plus interest, is recovered. Approximately $1,786,000 was received under such provisions during 1997 and $3,416,000 in 1998. Outstanding principal under equipment sales pursuant to such revenue sharing arrangements amounted to $4,152,000 at September 30, 1998. Generally, title to the player stations transfers to the lessee at the end of the lease period. Revenue from the equipment sales pursuant to revenue sharing is recorded as revenue as it is earned because the Company generally must continue to operate the electronic player station network in order to realize the sales proceeds. There can be no assurance that the Company will realize the entire amount of $4,152,000 at September 30, 1998, because customers could elect to remove the player stations prior to their being fully paid for or because the economic performance of the player stations at a particular location is not sufficient to amortize the principal of the revenue sharing obligation.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


           The cost and net book value at September 30, 1998 of electronic player station lease equipment amounted to $3,204,000 AND $1,506,000, respectively. Electronic player station lease equipment is depreciated over a three year period unless the rate of payments being received in relation to total payments indicates transfer of title will occur to the lessee on a more rapid rate.

11.        CONCENTRATIONS OF CREDIT RISK

           The Company maintains its cash in bank deposit accounts which at times may exceed the federal depository insurance limits. As of September 30, 1998, the Company had concentrations of cash in one bank totaling approximately $1,400,000. The Company has not experienced any losses on such accounts in the past.

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

           Approximately 48% and 45% of gaming revenues during the years ended September 30, 1998 and 1997, respectively, were derived from halls operated by four tribes. Two tribes each accounted for approximately 17% of gaming revenues in 1998 and one tribe accounted for approximately 26% of gaming revenues in 1997. Accounts receivable from one tribe at September 30, 1998, accounted for approximately 30% of total trade accounts receivable.

           Notes receivable consist of financial instruments issued by customers for the purchase of EPS. Substantially all of the Company's notes receivable are from Native American Indian tribes or their gaming enterprises, as discussed above. Notes receivable-related parties are due from EPLLC or EPLLC-II, as discussed in Note 9. All of the Company's notes receivable are collateralized by the related EPS.

                                 EXHIBIT INDEX
                                 -------------

Exhibit No.                                 Title                                                Location
-----------                                 -----                                                --------
3.1                        Amended and Restated Articles of Incorporation                          (4)
3.2                        Bylaws                                                                  (1)
10.1                       Form of Integrated Gaming Services Agreement                            (1)
10.2                       Contingent Grand Prize Risk Assumption
                            Agreement dated October 1, 1995, between
                            the Company and SCA Promotions, Inc.                                   (2)
10.3                       Form of 1992-3 Warrant Certificate Issued by the Company                (1)

10.4                       Form of 1995 Warrant Certificate Issued by the Company                  (1)
10.5                       Registration Rights Agreement dated
                            January 23, 1995 between the Company
                            and holders of certain Warrants                                        (1)
10.6                       Registration Rights Agreement dated January 23, 1995
                            between the Company and holders of certain Warrants                    (1)
10.7                       Registration Rights Agreement among  the Company and holders of
                             certain Warrants                                                      (2)
10.8                       1994 Employee Stock Option Plan                                         (1)
10.9                       1994 Director Stock Option Plan                                         (1)
10.10                      1996 Stock Incentive Plan                                               (2)
10.11                      President's Plan                                                        (7)
10.12                      Unit Purchase Agreement dated August 14, 1996 between
                            the Company and the AGN Investor Group                                 (2)
10.13                      Right of First Refusal Agreement dated  August 14, 1996
                             between the Company  and the AGN Investor Group                       (2)





10.14                      Put/Call Agreement dated August 14, 1996
                             between the Company and AGN Venturer L.L.C.                           (2)
10.15                      Registration Rights Agreement between
                             the Company and AGN Venturer L.L.C.                                   (2)
10.16                      Limited Liability Company Agreement
                             of American Gaming Network L.L.C.                                     (2)
10.17                      Certificate of Merger of American  Gaming Network LP into
                             American Gaming Network L.L.C.                                        (2)
10.18                      Form of Several Guaranty of AGN Investor Group                          (2)
10.19                      Form of Amendment to Warrants                                           (3)
10.20                      Form of Class A Warrant                                                 (5)
10.21                      Form of Class B Warrant                                                 (5)
10.22                      Warrant Agreement dated November 12, 1996 between
                            the Company and Corporate Stock Transfer, as Warrant Agent             (5)
10.23                      Amendment to Warrant Agreement, dated July 18, 1997                     (5)
10.24                      Consulting Agreement, dated April 15, 1998, between the
                           Company and Larry D. Montgomery.                                        (7)
10.25                      Amendment to Consulting Agreement dated August 31, 1998.                (7)
10.26                      Equipment Purchase Agreement (June 1998)                                (7)
10.27                      Rental Pool Agreement (June 1998)                                       (7)
10.28                      Management Agreement (June 1998)                                        (7)
10.29                      Equipment Purchase Agreement (March 1998)                               (7)
10.30                      Rental Pool Agreement (March 1998)                                      (7)
10.31                      Management Agreement (March 1998)                                       (7)
10.32                      Equipment Purchase Agreement (June 1997)                                (7)
10.33                      Rental Pool Agreement (June 1997)                                       (7)
10.34                      Management Agreement (June 1997)                                        (7)
10.35                      Equipment Purchase Agreement (September 1997)                           (7)
10.36                      Rental Pool Agreement (September 1997)                                  (7)
10.37                      Management Agreement (September 1997)                                   (7)
10.38                      Shareholder Rights Plan                                                 (6)
21.1                       Subsidiaries of Registrant                                              (7)
23.1                       Consent of PricewaterhouseCoopers LLP                                   (7)
24.1                       Power of Attorney (included on page 38)                                 (7)
27.1                       Financial Data Schedule                                                 (7)

---------------

(1) Indicates incorporated by reference to the Company's Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1994.

(2) Indicates incorporated by reference to the Company's Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1996.

(3) Indicates incorporated by reference to the Company's Registration Statement on Form SB-2 filed with the Commission on July 3, 1997.

(4) Indicates incorporated by reference to the Company's Form 10-QSB filed with the Commission for the quarter ended March 31, 1997.

(5) Incorporated by reference to the Company's registration statement on Form 8-A, filed with the Commission on July 29, 1997.

(6) Incorporated by reference to the Company's registration statement on Form 8-A, filed with the Commission on October 23, 1998.

(7)       Filed herewith.