Form 10-Q
period 1998-12-31
MULTIMEDIA GAMES INC
filed 1999-02-16
CIK 896400

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: DECEMBER 31, 1998

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-28318

                             Multimedia Games, Inc.
             (Exact Name of Registrant as Specified in its Charter)

            Texas                                       74-2611034
--------------------------------------------------------------------------------
(State or Other Jurisdiction of            (IRS Employer Identification Number)
        Incorporation)

                        8900 Shoal Creek Blvd., Suite 300
                               Austin, Texas 78759
                    (Address of Principal Executive Offices)

                                 (512) 371-7100
              (Registrant's Telephone Number, Including Area Code)


                     (Former name, former address and former
                   fiscal year, if changed since last report)



Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:


                                  Yes X  No
                                     ---   ---

As of December 31, 1998 there were 5,451,275 shares of the Company's Common Stock, par value $.01, outstanding.

                                    FORM 10-Q

                                      INDEX



Part I.  Financial Information


   Item 1.  Financial Statements


         Consolidated Balance Sheets
         (December 31, 1998 and September 30, 1998)

         Consolidated Statements of Operations
         (Three months ended  December 31, 1998 and 1997)

         Consolidated Statements of Cash Flows
         (Three months ended December 31, 1998 and 1997)

         Notes to Unaudited Consolidated Financial Statements

         Report of Review By Independent Accountants


   Item 2.  Management's Discussion and Analysis



Part II.  Other Information

   Item 1.  Legal Proceedings

   Item 6.  Exhibits

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1998 AND SEPTEMBER 30, 1998


                  ASSETS                                         DECEMBER         SEPTEMBER
                                                                   1998              1998
                                                               ------------      ------------
                                                                (Unaudited)
Current assets:
   Cash and cash equivalents                                   $    697,000      $  1,881,000
   Accounts Receivable:
     Trade, net of allowance for doubtful accounts
         of $203,000 and $181,000                                 2,403,000         2,005,000
   Other receivables                                              1,107,000           637,000
   Inventory                                                      2,794,000         2,534,000
   Prepaid expenses                                                 498,000           568,000
   Notes receivable                                                 661,000           783,000
   Notes receivable - related parties                                    --         1,227,000
   Deferred tax asset                                               240,000           246,000
                                                               ------------      ------------

Total current assets                                              8,400,000         9,881,000

Restricted cash and cash equivalents                              1,667,000         1,636,000
Property and equipment, net                                      10,696,000         7,653,000
Other assets                                                        113,000           110,000
Goodwill, net                                                       438,000           445,000
                                                               ------------      ------------
Total assets                                                     21,314,000        19,725,000
                                                               ============      ============
   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes Payable                                                    865,000            70,000
   Current portion of long-term debt                                319,000           336,000
   Accounts payable and accrued expenses                          4,876,000         4,371,000
   Prize fulfillment fees payable                                   285,000           296,000
                                                               ------------      ------------
Total current liabilities                                         6,345,000         5,073,000
                                                               ------------      ------------

Long - term debt                                                    468,000           531,000
Other long - term liabilities                                     1,460,000         1,429,000
Deferred tax liability                                              300,000            15,000

Stockholders' equity:
   Preferred stock, Series A, $.01 par value, 2,000,000
      shares authorized, 90,789 issued and outstanding                1,000             1,000
   Common stock, $.01 par value , 25,000,000 shares
      authorized 5,485,274 and 5,439,824 shares issued and
      5,451,275 and 5,405,825 shares outstanding                     55,000            54,000
   Additional paid - in capital                                  12,890,000        12,803,000
   Stockholder notes receivable                                    (817,000)         (817,000)
   Treasury stock, 33,999 shares at cost                            (87,000)          (87,000)
   Retained earnings                                                699,000           723,000
                                                               ------------      ------------
Total stockholders' equity                                       12,741,000        12,677,000
                                                               ------------      ------------

Total liabilities and stockholders' equity                     $ 21,314,000      $ 19,725,000
                                                               ============      ============

           See notes to unaudited consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)

                                                        1998              1997
                                                    ------------      ------------

Revenues:
   Gaming revenue                                   $ 19,409,000      $ 12,167,000
   Electronic player station sales                       301,000            44,000
   Electronic player station lease revenue               653,000           691,000
   Other                                                 389,000             2,000
                                                    ------------      ------------

Total revenues                                        20,752,000        12,904,000

Operating costs and expenses:
   Bingo prizes and related costs                      2,317,000         2,457,000
   Allotments to hall operators                       13,016,000         7,357,000
   Cost of electronic player stations sold               151,000            27,000
   Salaries and wages                                    904,000           685,000
   Selling, general and administrative expenses        3,184,000         1,479,000
   Amortization and depreciation                       1,161,000           635,000
                                                    ------------      ------------
Total operating costs and expenses                    20,733,000        12,640,000
                                                    ------------      ------------

Operating income                                          19,000           264,000

Interest income                                           13,000           102,000
Interest expense                                         (30,000)          (26,000)
                                                    ------------      ------------

Income before income taxes                                 2,000           340,000
Income taxes                                              (1,000)         (128,000)
                                                    ------------      ------------

Net income                                          $      1,000      $    212,000
                                                    ------------      ------------

Basic earnings per share                            $        .00      $        .04
                                                    ------------      ------------

Diluted earnings per share                          $        .00      $        .03
                                                    ------------      ------------


           See notes to unaudited consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (Unaudited)

                                                              1998             1997
                                                           -----------      ----------
Cash flows from operating activities:
   Net income                                              $     1,000      $  212,000
   Adjustments to reconcile net income to cash
      provided by (used for) operating activities:
         Amortization and depreciation                       1,161,000         635,000
         Deferred taxes                                             --         128,000
         Other non-cash expenses                                    --          (1,000)
         (Increase) decrease in:
             Accounts and notes receivable                    (746,000)        997,000
             Inventory                                        (260,000)       (540,000)
             Prepaid expenses                                   70,000         266,000
             Other assets                                       (3,000)             --
         Increase (decrease) in:
             Accounts payable and accrued expenses             674,000       (355,000)
             Prize fulfillment fees payable                    (11,000)         61,000
                                                            ----------      ----------
Net cash provided by (used for ) operating activities:         886,000       1,403,000
                                                            ----------      ----------

Cash flows from investing activities:
         Acquisition of property and equipment              (2,848,000)     (1,239,000)
         Advanced to related party                                  --      (1,000,000)
         Increase in cash balances in restricted escrow                         (3,000)
                                                            ----------      ----------

Net cash provided by (used for) investing activities        (2,848,000)     (2,242,000)

Cash flows from financing activities:
   Proceeds from sale of common stock                           88,000         333,000
   Increase in notes payable                                   795,000             --
   Principal repayments on debt                                (80,000)        (93,000)
   Payment of preferred stock dividends                        (25,000)        (31,000)
                                                            ----------      ----------
Net cash provided by (used for) financing activities           778,000         209,000
                                                            ----------      ----------

Net change in cash and cash equivalents                     (1,184,000)       (630,000)

Cash and cash equivalents, beginning of period               1,881,000       2,380,000
                                                            ----------      ----------

Cash and cash equivalents, end of period                    $  697,000      $1,750,000
                                                            ==========      ==========



           See notes to unaudited consolidated financial statements.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                         NOTES TO UNAUDITED CONSOLIDATED
                              FINANCIAL STATEMENTS


1. SIGNIFICANT ACCOUNTING POLICIES

   The accompanying financial statements should be read in conjunction with the Company's financial statements for the twelve months ended September 30, 1998 contained within the Company's Annual Report on Form 10-KSB.

   The financial statements included herein as of December 31, 1998 and for each of the three months ended December 31, 1998 and 1997, have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the periods. Results for the three months ended December 31, 1998, are not necessarily indicative of the results which will be realized for the year ending September 30, 1999. The September 30, 1998 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

   INCOME PER COMMON SHARE - Income per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("FAS 128"). Presented below is a reconciliation of income available to common shareholders and the differences between actual weighted average shares outstanding, which are used in computing basic earnings per share and diluted weighted average shares, which are used in computing diluted earnings per share.


                                                           FOR THE THREE MONTHS ENDED
                                                                December 31, 1998

                                                                                Per Share
                                                        Income        Shares     Amount
                                                      ---------     --------    ---------
Net Income                                            $   1,000
Less: preferred stock dividends                         (25,000)
                                                      ---------

Basic EPS:
   Income (loss) available to common shareholders       (24,000)   5,455,239    $     .00
                                                                                ---------

Effect of Dilutive Securities:
   Options, warrants and convertible preferred
     stock                                                  --           --
                                                      ---------    ---------

Diluted EPS:
   Income available to common shareholders
         plus assumed conversions                     $ (24,000)   5,455,239    $     .00
                                                      ---------    ---------    ---------

                                                           FOR THE THREE MONTHS ENDED
                                                                DECEMBER 31, 1997

                                                                                Per Share
                                                        Income      Shares       Amount
                                                      ---------    ---------    ---------

Net Income                                            $ 212,000
Less: preferred stock dividends                         (30,000)
                                                      ---------

Basic EPS:
   Income(loss) available to common shareholders        182,000    4,964,749    $     .04
                                                                                ---------

Effect of Dilutive Securities:
   Options                                                           496,034
   Warrants                                                          866,727
   Convertible preferred stock                           30,000      469,030
                                                      ---------    ---------

Diluted EPS:
   Income available to common shareholders
         plus assumed conversions                     $ 212,000    6,796,900    $     .03
                                                      ---------    ---------    ---------

At December 31, 1998, options to purchase 1,312,450 shares of common stock at prices ranging from $2.00 to $5.688, warrants to purchase 2,193,393 shares of common stock at prices ranging from $1.50 to $9.44 and 90,789 shares of preferred stock convertible into 435,195 shares of common stock were outstanding but not included in the computation of diluted EPS because the assumed exercise of the securities would have an anti-dilutive effect on EPS due to the loss available to common shareholders in the current period.

2.  COMMITMENTS AND CONTINGENCIES

MEGAMANIA LITIGATION. On December 31, 1997, the U.S. Attorney for the Northern District of Oklahoma filed a civil forfeiture action in Federal District Court challenging the Class II status of the Company's interactive bingo game, MegaMania. On October 23, 1998, the District Court issued a judgment holding that MegaMania was legal Class II gaming. The decision found that MegaMania was a game of bingo and that the EPS used to play MegaMania were technological aids to the play of bingo as permitted by IGRA and were not gambling devices. On January 21, 1999, the District Court denied a motion filed by the U.S. Attorney that requested the District Court to alter or amend its judgment.

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

The Company is not able to predict whether either or both of these decisions will be appealed by the government to the applicable Federal Circuit Court of Appeals. The Company remains steadfast in its belief that MegaMania is Class II gaming and intends to vigorously defend any appeal. While the company cannot predict with certainty the outcome of any such appeal, the Company expects it would prevail on the merits.

No assurances can be given that there will be no other challenges made to the legality of the Company's interactive bingo activities or that, if made, the Company will be successful on the merits. If MegaMania is ultimately determined to be Class III gaming, the loss of the MegaMania business could have a material adverse effect upon the Company's financial condition and results of operation. In addition, if the type of EPS used to aid the play of MegaMania is ultimately held to be a gambling device, all of the other interactive Class II bingo games currently offered by the Company and other vendors would likely be adversely effected which would have a material adverse effect upon the Company's financial condition and results of operation. Even if the Company is successful on the merits, the legal fees and expenses to be incurred by the Company related to any appeal of the MegaMania litigation or any future litigation challenging the Company's interactive bingo activities will likely be significant.


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

SHAREHOLDER CLASS ACTIONS. On May 29, 1998, a shareholder class action was filed against the Company in the Federal District Court for the Southern District of California. Also named as defendants were Gordon T. Graves and Larry D. Montgomery. The action, which seeks an unspecified amount of damages on behalf of all similarly situated shareholders, alleges that the Company violated federal securities laws by making allegedly false and misleading statements regarding the legality of MegaMania. On July 24, 1998, a similar class action was filed in the Federal Court for the Northern District of Oklahoma. In January 1999, the two cases were consolidated in the Northern District of Oklahoma. These actions are in very preliminary stages. The Company intends to vigorously defend against these claims and expects to prevail on the merits, although no assurances to that effect can be given. In any event, the cost of defending against the claims could be substantial.


3.  RELATED PARTY TRANSACTIONS

On October 1, 1998, the Company purchased 356 electronic player stations and related equipment (EPS) for $1,349,000 from Equipment Purchasing LLC ("EP LLC"), a limited liability company owned by an affiliate of Gordon T. Graves, the Chairman and Chief Executive Officer of the Company. The Company had originally sold the EPS to EP LLC in June and September 1997 at an aggregate sales price of approximately $2,436,000. Pursuant to agreements entered into at the time of the June and September 1997 sale transactions, the Company had an option to repurchase the EPS from EP LLC at fair market value. While the purchase price paid by the Company was not the result of an arms-length negotiation with an unaffiliated third party, the Company believes that such purchase price is comparable to what the Company would have paid to an unaffiliated third party. The purchase price was paid by (i) cancellation by the Company of $992,000 in notes receivable due from EP LLC, (ii) the assumption by the Company of $77,800 in debt owed by the affiliate of Mr. Graves to a financial institution, (iii) the payment by the Company of $133,000 to EP LLC, (iv) the delivery to EP LLC of a 6% promissory note of the Company in the principal amount of $133,000 due on April 1, 1999, (v) the issuance of 50,000 warrants to purchase shares of common stock of the Company at $3.81 per share expiring on June 30, 2002, and (vi) the issuance of 50,000 warrants to purchase shares of common stock of the Company at $3.81 per share expiring on September 30, 2002. On October 1, 1998, the closing price of the Company's common stock as quoted on the Nasdaq SmallCap market was $2.50 per share. The warrants, which were valued by the Company and EP LLC at $12,000, were issued in cancellation of warrants to purchase the same number of shares that had been granted to EP LLC in connection with the June and September 1997 sale transactions at exercise prices of $11.00 and $13.38 per share. The $133,000 paid to EP LLC was applied by the affiliate of Mr. Graves to pay a portion of outstanding notes due the Company by such affiliate.

                        INDEPENDENT ACCOUNTANT'S REPORT

To the Board of Directors and Stockholders
Multimedia Games, Inc.

     We have reviewed the accompanying consolidated balance sheet of Multimedia Games, Inc. and Subsidiaries as of December 31, 1998, and the related consolidated statements of operations and cash flows for the three month period ended December 31, 1998. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated December 4, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of September 30, 1998 is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.


PricewaterhouseCoopers LLP

Tulsa, Oklahoma
February 12, 1999

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL. The Company designs and develops interactive high-speed Class II bingo games and related electronic player stations (EPS) and equipment that are marketed to Native American bingo halls located throughout the United States. The Company operates its interactive bingo games on behalf of its tribal customers through a multi-pathed communications network. The network interconnects EPS located at multiple bingo halls thereby enabling players to simultaneously participate in a live bingo game and to compete against one another to win a common pooled prize. The Company also produces high stakes TV bingo game shows that are televised live to multiple participating Indian bingo halls linked via closed circuit satellite and broadband telephone communications networks.

Prior to August 1995, the Company's principal business was providing its TV bingo game shows. In August 1995, the Company introduced MegaMania, its first interactive high-speed Class II bingo game. MegaMania, and the other interactive high speed bingo games subsequently designed, developed and introduced by the Company, are live Class II bingo games transmitted to EPS that are interconnected to one another through the Company's communications network. The EPS enable players to log on to the network, select the bingo cards of their choice and to interact with the game to make game decisions such as whether to continue a card in play, daubing or "covering" a number on a card and declaring a winning bingo. The Company's games and equipment are designed and operated to meet the requirements for Class II gaming as defined in the Indian Gaming Regulatory Act of 1988 and are marketed to bingo halls owned and operated on behalf of American Indian tribes. The Company believes that its interactive games have significantly increased the bingo hall's earnings per player position at those bingo halls where its interactive games are played. As of December 31, 1998, there were 3,989 EPS in operation at 64 independently owned Indian bingo halls located in 11 different states. Also as of December 31, 1998, the Company's live TV bingo game show, MegaBingo, was being delivered to 47 independently owned Indian bingo halls located in 14 different states.

In May 1998, the Company launched MegaRacing, which transmitted horse racing signals and provided communications and data services to OTB facilities operated by Native American tribes pursuant to compacts with the State in which the tribes are located. Effective February 2, 1999 the Company suspended operations for MegaRacing as a result of continued losses experienced during fiscal 1998 and the first quarter of fiscal 1999.


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997

NET INCOME was $1,000 for the first quarter of fiscal 1999 compared to $212,000 for the first quarter of fiscal 1998. Company operations resulted in income before income taxes of $2,000 for the three months ended December 31, 1998, a decrease of $338,000 from 1997's $340,000. The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) amounted to $1,180,000, for the first fiscal quarter, up 31% from 1997's $899,000. During the second quarter of fiscal 1998 the Company began recording substantial legal and professional fees related to the MegaMania and Network Gaming litigation. Legal and professional fees for the first quarter of fiscal 1999 increased $588,000, or 308% over the first quarter of fiscal 1998. During the current quarter, the Company continued the expansion of its market share in the placement of EPS throughout its network. By December 31, 1998, there were 3,989 EPS in operation as compared to 3,271 at September 30, 1998 and 1,749 at December 31, 1997. This rapid deployment of EPS resulted in incremental operating costs for the first quarter of fiscal 1999 of $805,000, an increase of 63% over the comparable quarter of the prior year. The amount of depreciation and amortization recorded for the first quarter of fiscal 1999 increased $526,000, or 82% over the first quarter of fiscal 1998 primarily due to the increase in the number of EPS placed in service. MegaRacing, which was not in operation during the first quarter of fiscal 1998, incurred an operating loss of $71,000 during the three months ended December 31 1998. Current quarter operations were also adversely effected by the disappointing performance of two interactive games that were introduced in fiscal 1998. Another new game was introduced at the end of the current fiscal quarter and thus far player acceptance has been positive.

REVENUES totaled $20,752,000 for the first quarter of fiscal 1999 compared to $12,904,000 for the first quarter of fiscal 1998, an increase of $7,848,000, or 61%. This growth was primarily due to the increase in the Company's interactive games which generated revenues of $16,840,000 for the three months ended December 31, 1998 as compared to $8,834,000 in the first quarter of fiscal 1997, an increase of 91%. The average daily revenue per EPS was $50 for the three months ended December 31, 1998 (3,769 units) compared to $55 for the three months ended December 31, 1997 (1,734 units). This reduction in average daily revenue was primarily the result of a low level of player interest in the two new games introduced during fiscal 1998. TV bingo game show revenues of $2,569,000 declined $764,000 or 23% for the three months ended December 31, 1998 from 1997's $3,333,000; reflecting the continuation of the trend experienced during fiscal 1998 of player headcounts declining at most bingo facilities across the country. In addition, the reduction in the number of halls participating in MegaBingo during fiscal 1998 also affected first quarter performance.

The Company believes interactive gaming revenues will increase each quarter through fiscal 1999 over fiscal 1998, primarily as the result of an increase in the average number of EPS that are expected to be in daily operation. TV bingo game show revenues, however, may continue to decrease as the result of decreased MegaBingo play at the halls.

Revenue from the sale of 52 EPS amounted to $301,000 for the first quarter of fiscal 1999, an increase of $257,000 from 1997's $44,000.

Lease revenues from EPS leased to Native American Tribes decreased from $691,000 in the first quarter of fiscal 1998 to $653,000 in 1999. This decrease was primarily due to the maturity of lease / purchase contracts during fiscal year 1998.

Other revenues increased to $389,000 in the first quarter of fiscal 1999 mainly due to the introduction of MegaRacing during 1998 which generated revenue totaling $322,000 for the current quarter. The remainder of other revenue was contributed by management fees on the related party equipment contracts totaling $52,000 and equipment service revenue amounting to $15,000 for the three months ended December 31, 1998.

OPERATING COSTS AND EXPENSES totaled $20,733,000 for the first quarter of fiscal 1999 compared to $12,640,000 for the first quarter of fiscal 1998, up $8,093,000 or 64%, primarily as the result of the following:

BINGO PRIZES AND RELATED COSTS amounted to $2,317,000 for the three months ended December 31, 1998 compared to $2,457,000 for the three months ended December 31, 1997, a decrease of $140,000, or 6%. This decrease is less than proportional to the decline in TV bingo game show revenue due to the level of fixed costs required to produce the TV bingo game shows. Interactive gaming revenues are recorded net of prize costs; therefore, the prizes are not reflected in bingo prizes and related costs.

ALLOTMENTS TO HALL OPERATORS consists of the bingo halls' share of the interactive gaming revenues after prizes and allocable prize costs. Allotments to hall operators increased $5,659,000, or 77% to $13,016,000 for the three months ended December 31, 1998 compared to $7,357,000 for the three months ended December 31, 1997. The increase was mainly related to the growth in the Company's interactive gaming network of EPS and the introduction of new games. Hall commissions related to TV bingo game shows declined as a result of the decrease in the play of MegaBingo.

COST OF ELECTRONIC PLAYER STATIONS SOLD increased $124,000 to $151,000 for the three months ended December 31, 1998 from $27,000 for the three months ended December 31, 1997. The gross margin recorded on EPS sales was $150,000 for the first quarter of fiscal 1999 compared to $17,000 in the first quarter of fiscal 1998.

SALARIES AND WAGES amounted to $904,000 for the three months ended December 31, 1998 compared to $685,000 for the three months ended December 31, 1997, an increase of $219,000, or 32%. Most of this increase relates to additional personnel hired to assist in the installation, training and maintenance related to the interactive gaming network. Also contributing to this increase were the labor costs associated with MegaRacing and additions to corporate staff.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $1,705,000, or 115% to $3,184,000 for the three months ended December 31, 1998 compared to $1,479,000 for the three months ended December 31, 1997. Approximately 34% or $588,000 of the increase was for legal and professional fees and expenses related to the MegaMania and Network Gaming litigation, regulatory and general legal matters. The aggregate of legal and professional fees amounted to $779,000 for the first quarter of fiscal 1999 compared to $191,000 in the first quarter of fiscal 1998, up 308%. MegaRacing added $312,000 to the current quarter operating costs.

Other contributing factors to the increase in the overall cost structure for the current quarter versus the comparable quarter of the prior fiscal year were a direct result of the expansion of the interactive gaming network: consulting and contract labor - up $175,000, or 103%; rent for facilities and equipment - up $139,000, or 119%; travel - up $113,000, or 59%; interactive gaming telecommunications - up $108,000, or 28%; repairs, maintenance and supplies - up $85,000, or 111%; employee benefits - up $84,000, or 61%; advertising and promotions - up $31,000, or 27%; and miscellaneous expenses - up $69,000, or 82%.

AMORTIZATION AND DEPRECIATION increased $526,000, or 83% to $1,161,000 for the three months ended December 31, 1998 compared to $635,000 for the three months ended December 31, 1997. The increase results from EPS and software programming costs capitalized during fiscal 1998 and 1997. The Company made $6.0 million in capital additions during fiscal 1998.

INTEREST INCOME amounted to $13,000 for the three months ended December 31, 1998 compared to $102,000 for the three months ended December 31, 1997, a decrease of $89,000, or 87%. This was a direct result of the payment of the notes receivable on related party equipment sales transactions.

INTEREST EXPENSE amounted to $30,000 for the three months ended December 31, 1998 compared to $26,000 for the three months ended December 31, 1997, a increase of $4,000, or 15%. This increase resulted from the use of a working capital line of credit put in place during the first quarter of fiscal 1999.

INCOME TAX amounted to $800 for the three months ended December 31, 1998 compared to $128,000 for the three months ended December 31, 1997, a decrease of approximately $127,000. This decrease is the result of lower pretax income with an effective tax rate of 40%.


LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 1999, $886,000 of cash was provided by operations versus $1,403,000 provided by operations in the comparable quarter of fiscal 1997. At December 31, 1998, the Company had unrestricted cash and cash equivalents of $697,000, a $1,184,000 decrease from September 30, 1998. Working capital at the end of the first quarter amounted to $2,055,000 compared to $4,808,000 at September 30, 1998. Working capital was applied in the development and manufacture of EPS which were distributed into lease / purchase and rental pools rather than direct cash sales, resulting in the use of cash generated from operations to finance the growth of the Company's interactive gaming network. The Company used $2,848,000 in investing activities during the current quarter, almost entirely for additions of interactive gaming assets. These software development and manufacturing costs are expected to continue at a fixed level to meet customer demand for internally financed lease and rental products until such time that the Company identifies a third party to finance these products for its customers.

The rapid expansion of the Company's interactive gaming network and the deployment of over 2,000 EPS over the last twelve months has increased cash requirements to install, operate, market, maintain and monitor the network. These expenses are expected to be sustained at a higher level to support the overall growth in revenue. The Company is planning system and component upgrades to accommodate next generation game and video technology, which again, will step up cash requirements through the remainder of fiscal 1999.

The Company will rely on increasing its average daily revenue per EPS and promoting a higher proportion of cash sales for EPS until external financing can be secured. Until the Company's current liabilities are satisfied by an external financing source, hardware production and component upgrades will be held back. During the first quarter of fiscal 1999 the Company used $825,000 of its revolving credit line to reduce a back-log of legal and professional service fees as well as manufacturing billings. At the same time, accounts payable and accrued expenses increased $505,000, which was mainly related to manufacturing and legal fees. Legal and professional fees continue at a high level as the Network Gaming litigation is ramping up as MegaMania litigation costs have begun to subside. It is expected that legal and professional fees will start to decline during the third quarter of fiscal 1999, but there are no assurances that this will be the case.

As a result of the MegaMania litigation, the Company is evaluating alternative investment strategies to insure that the elimination of one product line will not subject the Company to financial turmoil in the future. Diversification to protect the asset base of the Company is being explored to position the Company for future growth and stability. To accomplish this goal corporate development staff was hired during fiscal 1998 and in the first quarter of fiscal 1999. Costs associated with this effort are currently funded from operations, but it is expected that new product lines and/or expanded network opportunities will begin to cover these development costs during the third or fourth quarters of fiscal 1999.

The growth in the Company's interactive gaming network experienced during fiscal 1998 was fueled by related party financings and the use of internally generated funds. Concurrently, periodic federal tax payments were foregone during the year to finance continued growth. This resulted in an accrued liability for federal and state income taxes totaling approximately $700,000. The Company is diligently working to secure financing to cover its past due liabilities, as well as sufficient working capital to continue its growth, but there are no assurances that this will be the case.

The lack of player acceptance of new games introduced during fiscal 1998 created a negative cash flow on certain games as the volume was insufficient to cover a guaranteed prize payout structure. Experimentation with prize pools was used for player development and resulted in a higher level of prize payouts which have had a negative impact on game reserves, but increased the overall volume on the games. At this time the interactive game reserve deficit exceeds $1,000,000.

The addition of three new games and over 2,000 EPS during the last 12 months has changed the dynamics of the business as the volume and velocity of play has significantly increased at the hall level. The increase in volume, the number of games and the number of EPS has lengthened the reconciliation process with the halls and therefore slowed the timing of collections. The increase in accounts receivable amounted to $398,000, up 20% compared to growth in total revenue of 61% for the three months ended December 31, 1998.

At the beginning of the first fiscal quarter ended December 31, 1998, the Company purchased 356 EPS that had been sold in June 1997 and September 1997 to EP LLC. The combined repurchase (buy-back) price was $1,349,000. It is expected that revenue derived from these EPS will increase reported revenue and cash flow by approximately $90,000 per month. It is also expected that the related party equipment sales transactions in March 1998 and June 1998 will be repurchased during fiscal 1999. It is expected that revenue derived from these EPS will increase reported revenue and cash flow by approximately $180,000 per month.

During the quarter ended December 31, 1998, the Company incurred legal and professional fees and expenses of $779,000, an increase of $588,000 from the quarter ended December 31, 1997. Most of these fees were incurred in connection with the Company's response to the December 31, 1997 actions by the Tulsa U.S. Attorney in attempting to shut-down the Company's MegaMania bingo game. While legal fees and expenses related to MegaMania and other litigation involving the Company will continue to be significant in fiscal 1999, such fees and expenses are not expected to approach the levels experienced throughout fiscal 1998.

In December 1998, the Company renewed its Credit Agreement with a bank, which provided for a term loan of $561,000. Principal of $9,510 and interest are payable monthly until October 31, 2000. In addition, the Credit Agreement provides for a revolving line of credit of $1.0 million. As of December 31, 1998, the Company had drawn $825,000 against this line of credit. The interest rate is the Chase Manhattan Bank, N.A. prime rate plus 1/2%. The term loan is collateralized by substantially all of the tangible and intangible assets of the Company. The debt is also guaranteed by the Company's Chairman and Chief Executive Officer. The Credit Agreement contains covenants which, among other things, require the Company to maintain a minimum net worth, debt service coverage ratio and gross gaming revenues, all as defined by the Credit Agreement.

The Company believes that its current operations, including the payment of its expected legal fees and expenses, can be sustained from cash from operations. However, the payment of accrued professional fees, federal and state income taxes and the purchase, assembly and installation of additional EPS to further expand the Company's interactive gaming operations will require funding from external sources.

Prior to the initiation of the MegaMania litigation, the Company financed such activities primarily through the issuance of equity securities and cash flow from operations. After the initiation of the MegaMania litigation, the uncertainties relating to the legality of the Company's interactive bingo activities and the depressed market for the Company's equity securities made it more difficult and expensive for the Company to obtain financing. As a result, the Company financed the purchase, assembly and installation of EPS and the significant cost of defending the MegaMania litigation primarily through the sale of EPS to private investors, including related parties. The effective cost of these sales transactions was significantly higher than could have been obtained by the Company from the more traditional sources of financing had those sources been available to the Company. Whether the October 23, 1998 and November 23, 1998 decisions of the Oklahoma and California Federal District Courts holding that MegaMania is legal Class II gaming will significantly change these conditions cannot be predicted at this time; however, there are early indications that the Company's ability to obtain financing have improved. The inability to obtain additional financing when needed could have a material adverse effect on the Company's ability to achieve its planned objectives as well as any expectations the market might have about the Company's future performance.

CONTINGENCIES

For information regarding contingencies, see "PART II - Item 1. Legal Proceedings."


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


FUTURE EXPECTATIONS AND FORWARD LOOKING STATEMENTS

This Quarterly Report and the information incorporated herein by reference contains various "forward-looking statements" within the meaning of Federal and state securities laws, including those identified or predicated by the words "believes," anticipates," "expects," " plans," or similar expressions. Such statements are subject to a number of uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the uncertainties inherent to the outcome of any litigation of the type described in this quarterly report under "PART II - Item 1. Legal Proceedings," as well as those other factors as described under "Item 1. Description of Business - Risk Factors," contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998, which are incorporated herein by this reference. Given these uncertainties, readers of this Quarterly Report are cautioned not to place undue reliance upon such statements.

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

MEGAMANIA LITIGATION. On December 31, 1997, the U.S. Attorney for the Northern District of Oklahoma filed a civil forfeiture action in Federal District Court challenging the Class II status of the Company's interactive bingo game, MegaMania. On October 23, 1998, the District Court issued a judgment holding that MegaMania was legal Class II gaming. The decision found that MegaMania was a game of bingo and that the EPS used to play MegaMania were technological aids to the play of bingo as permitted by IGRA and were not gambling devices. On January 21, 1999, the District Court denied a motion filed by the U.S. Attorney that requested the District Court to alter or amend its judgment.

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

The Company is not able to predict whether either or both of these decisions will be appealed by the government to the applicable Federal Circuit Court of Appeals. The Company remains steadfast in its belief that MegaMania is Class II gaming and intends to vigorously defend any appeal. While the company cannot predict with certainty the outcome of any such appeal, the Company expects it would prevail on the merits.

No assurances can be given that there will be no other challenges made to the legality of the Company's interactive bingo activities or that, if made, the Company will be successful on the merits. If MegaMania is ultimately determined to be Class III gaming, the loss of the MegaMania business could have a material adverse effect upon the Company's financial condition and results of operation. In addition, if the type of EPS used to aid the play of MegaMania is ultimately held to be a gambling device, all of the other interactive Class II bingo games currently offered by the Company and other vendors would likely be adversely effected which would have a material adverse effect upon the Company's financial condition and results of operation. Even if the Company is successful on the merits, the legal fees and expenses to be incurred by the Company related to any appeal of the MegaMania litigation or any future litigation challenging the Company's interactive bingo activities will likely be significant.


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

SHAREHOLDER CLASS ACTIONS. On May 29, 1998, a shareholder class action was filed against the Company in the Federal District Court for the Southern District of California. Also named as defendants were Gordon T. Graves and Larry D. Montgomery. The action, which seeks an unspecified amount of damages on behalf of all similarly situated shareholders, alleges that the Company violated federal securities laws by making allegedly false and misleading statements regarding the legality of MegaMania. On July 24, 1998, a similar class action was filed in the Federal Court for the Northern District of Oklahoma. In January 1999, the two cases were consolidated in the Northern District of Oklahoma. These actions are in very preliminary stages. The Company intends to vigorously defend against these claims and expects to prevail on the merits, although no assurances to that effect can be given. In any event, the cost of defending against the claims could by substantial.

OTHER. The Company is a party to various other lawsuits and claims arising out of the ordinary course of its business. No accrual for potential loss has been made in the accompanying financial statements, as management does not believe that the likelihood of a material loss is probable at this time.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the attached Index to Exhibits.

         (b) No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated February 13, 1999                Multimedia Games, Inc.


                                       By: /S/ George J. Akmon
                                           ------------------------------------
                                           George J. Akmon, Vice President and
                                           Chief Financial Officer

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                     DESCRIPTION
--------                   -----------
15                    Letter regarding Unaudited Interim Financial Information

27                    Financial Data Schedule