Form 10-Q
period 1999-03-31
MULTIMEDIA GAMES INC
filed 1999-05-11
CIK 896400

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 1999

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission File Number: 0-28318

                             Multimedia Games, Inc.
                             ----------------------
             (Exact Name of Registrant as Specified in its Charter)

            Texas                                     74-2611034
-------------------------------------------------------------------------------
(State or Other Jurisdiction               (IRS Employer Identification Number)
      of Incorporation)

                       8900 Shoal Creek Blvd., Suite 300
                              Austin, Texas 78759
                              -------------------
                    (Address of Principal Executive Offices)

                                 (512) 371-7100
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


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
                                           Yes  X    No
                                              -----    -----

As of March 31, 1999 there were 5,455,450 shares of the Company's Common Stock, par value $.01, outstanding.

                                   FORM 10-Q

                                     INDEX


Part I.  Financial Information


  Item 1. Financial Statements


          Consolidated Balance Sheets
          (March 31, 1999 and September 30, 1998)

          Consolidated Statements of Operations
          (Three months ended March  31, 1999 and 1998)

          Consolidated Statements of Operations
          (Six months ended March  31, 1999 and 1998)

          Consolidated Statements of Cash Flows
          (Six months ended March 31, 1999 and 1998)

          Notes to Unaudited Consolidated Financial Statements

          Report of Review By Independent Accountants


  Item 2. Management's Discussion and Analysis



Part II.  Other Information

  Item 1. Legal Proceedings

  Item 6. Exhibits and Reports on Form 8-K

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                  AS OF MARCH 31, 1999 AND SEPTEMBER 30, 1998


                  ASSETS                                            MARCH         SEPTEMBER
                                                                    1999            1998
                                                                ------------     ------------
                                                                 (Unaudited)
Current assets:
   Cash and cash equivalents                                    $    872,000     $  1,881,000
   Accounts Receivable:
     Trade, net of allowance for doubtful accounts
         of $260,000 and $181,000                                  1,890,000        2,005,000
   Other receivables                                                 417,000          637,000
   Inventory                                                       3,154,000        2,534,000
   Prepaid expenses                                                  523,000          568,000
   Notes receivable                                                  352,000          783,000
   Notes receivable - related parties                                     --        1,227,000
   Deferred tax asset                                                 61,000          246,000
                                                                ------------     ------------

Total current assets                                               7,269,000        9,881,000

Restricted cash and cash equivalents                               1,666,000        1,636,000
Property and equipment, net                                       10,925,000        7,653,000
Other assets                                                         122,000          110,000
Goodwill, net                                                        431,000          445,000
                                                                ------------     ------------

Total assets                                                    $ 20,413,000     $ 19,725,000
                                                                ============     ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes Payable                                                $    865,000     $     70,000
   Current portion of long-term debt                                 283,000          336,000
   Accounts payable and accrued expenses                           3,527,000        4,371,000
   Prize fulfillment fees payable                                    297,000          296,000
                                                                ------------     ------------

Total current liabilities                                          4,972,000        5,073,000
                                                                ------------     ------------

Long - term debt                                                     406,000          531,000
Other long - term liabilities                                      1,461,000        1,429,000
Deferred tax liability                                               581,000           15,000

Stockholders' equity:
   Preferred stock, Series A, $.01 par value, 2,000,000
      shares authorized, 90,789 issued and outstanding                 1,000            1,000
   Common stock, $.01 par value, 25,000,000 shares
      authorized 5,489,449 and 5,439,824 shares issued and
      5,455,450 and 5,405,825 shares outstanding                      55,000           54,000
   Additional paid - in capital                                   12,936,000       12,803,000
   Stockholder notes receivable                                     (802,000)        (817,000)
   Treasury stock, 33,999 shares at cost                             (87,000)         (87,000)
   Retained earnings                                                 890,000          723,000
                                                                ------------     ------------
Total stockholders' equity                                        12,993,000       12,677,000
                                                                ------------     ------------

Total liabilities and stockholders' equity                      $ 20,413,000     $ 19,725,000
                                                                ============     ============

           See notes to unaudited consolidated financial statements.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (Unaudited)

                                                                    1999             1998
                                                                ------------     ------------

Revenues:
   Gaming revenue                                               $ 21,517,000     $ 13,814,000
   Electronic player station sales                                    69,000               --
   Electronic player station sales - related party                        --        2,350,000
   Electronic player station lease revenue                           651,000          740,000
   Other                                                             369,000            4,000
                                                                ------------     ------------

Total revenues                                                    22,606,000       16,908,000

Operating costs and expenses:
   Bingo prizes and related costs                                  2,068,000        2,240,000
   Allotments to hall operators                                   14,394,000        8,636,000
   Cost of electronic player stations sold                            39,000               --
   Cost of electronic player stations sold - related party                --        1,162,000
   Salaries and wages                                              1,351,000          762,000
   Selling, general and administrative expenses                    3,244,000        2,770,000
   Amortization and depreciation                                   1,235,000          711,000
                                                                ------------     ------------

Total operating costs and expenses                                 22,331,00       16,281,000
                                                                ------------     ------------

Operating income                                                     275,000          627,000

Interest income                                                      128,000           39,000
Interest expense                                                     (42,000)         (32,000)
                                                                ------------     ------------

Income before income taxes                                           361,000          634,000
Income taxes                                                        (144,000)        (243,000)
                                                                ------------     ------------

Net income                                                      $    217,000     $    391,000
                                                                ------------     ------------

Basic earnings per share                                        $        .03     $        .07
                                                                ------------     ------------

Diluted earnings per share                                      $        .03     $        .06
                                                                ------------     ------------


           See notes to unaudited consolidated financial statements.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (Unaudited)

                                                                    1999             1998
                                                                ------------     ------------

Revenues:
   Gaming revenue                                               $ 40,925,000     $ 25,981,000
   Electronic player station sales                                   370,000           44,000
   Electronic player station sales - related party                        --        2,350,000
   Electronic player station lease revenue                         1,305,000        1,431,000
   Other                                                             758,000            6,000
                                                                ------------     ------------

Total revenues                                                    43,358,000       29,812,000

Operating costs and expenses:
   Bingo prizes and related costs                                  4,385,000        4,697,000
   Allotments to hall operators                                   27,410,000       15,993,000
   Cost of electronic player stations sold                           190,000           27,000
   Cost of electronic player stations sold - related party                --        1,162,000
   Salaries and wages                                              2,255,000        1,447,000
   Selling, general and administrative expenses                    6,428,000        4,249,000
   Amortization and depreciation                                   2,396,000        1,346,000
                                                                ------------     ------------

Total operating costs and expenses                                 43,064,00       28,921,000
                                                                ------------     ------------

Operating income                                                     294,000          891,000

Interest income                                                      141,000          141,000
Interest expense                                                     (72,000)         (58,000)
                                                                ------------     ------------

Income before income taxes                                           363,000          974,000
Income taxes                                                        (145,000)        (371,000)
                                                                ------------     ------------

Net income                                                      $    218,000     $    603,000
                                                                ------------     ------------

Basic earnings per share                                        $        .03     $        .10
                                                                ------------     ------------

Diluted earnings per share                                      $        .03     $        .09
                                                                ------------     ------------


           See notes to unaudited consolidated financial statements.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (Unaudited)

                                                                                        1999             1998
                                                                                    ------------     ------------
Cash flows from operating activities:
   Net income                                                                       $    218,000     $    603,000
   Adjustments to reconcile net income to cash
      provided by (used for) operating activities:
         Amortization and depreciation                                                 2,396,000        1,346,000
         Deferred taxes                                                                  751,000          371,000
         Other non-cash expenses                                                              --           (3,000)
         (Increase) decrease in:
            Accounts and notes receivable                                                975,000       (1,512,000)
            Inventory                                                                   (620,000)        (895,000)
            Prepaid expenses                                                              45,000          139,000
            Other assets                                                                 (12,000)              --
         Increase (decrease) in:
            Accounts payable and accrued expenses                                       (844,000)       1,351,000
            Prize fulfillment fees payable                                                 1,000          (47,000)
                                                                                    ------------     ------------

Net cash provided by (used for) operating activities:                                  2,910,000        1,353,000
                                                                                    ------------     ------------

Cash flows from investing activities:
         Acquisition of property and equipment                                        (4,662,000)      (2,362,000)
         Increase in cash balances in restricted escrow                                    2,000           (5,000)
                                                                                    ------------     ------------

Net cash provided by (used for) investing activities                                  (4,660,000)      (2,367,000)

Cash flows from financing activities:
   Proceeds from sale of common stock                                                    134,000          244,000
   Increase in notes payable                                                             795,000               --
   Principal repayments on debt                                                         (178,000)        (201,000)
   Payment of preferred stock dividends                                                  (25,000)         (55,000)
   Stockholder Notes Receivable                                                           15,000           15,000
                                                                                    ------------     ------------

Net cash provided by (used for) financing activities                                     741,000          (12,000)
                                                                                    ------------     ------------

Net change in cash and cash equivalents                                               (1,009,000)      (1,026,000)

Cash and cash equivalents, beginning of period                                         1,881,000        2,380,000
                                                                                    ------------     ------------

Cash and cash equivalents, end of period                                            $    872,000     $  1,354,000
                                                                                    ============     ============

Supplemental disclosure of non-cash investing activities:
   Acquisition of equipment through cancellation of note receivable                 $    992,000     $        -0-
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

   The financial statements included herein as of March 31, 1999 and for each of the three and six months ended March 31, 1999 and 1998, have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the periods. Results for the three and six months ended March 31, 1999, are not necessarily indicative of the results which will be realized for the year ending September 30, 1999. The September 30, 1998 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

                                             FOR THE THREE MONTHS ENDED               FOR THE THREE MONTHS ENDED
                                                  MARCH 31, 1999                            MARCH 31, 1998
                                    -----------------------------------------   ---------------------------------------
                                                                    Per Share                                 Per Share
                                      Income           Shares         Amount      Income         Shares         Amount
                                    ----------       ---------      ---------   ----------     ---------      ---------
Net Income                          $ 217,000                                   $ 391,000

Less: preferred stock dividends       (25,000)                                    (25,000)
                                    ---------                                   ---------

Basic EPS:
   Income (loss) available to
     common shareholders              192,000         5,446,546       $  .03      366,000      5,369,772       $   .07

Effect of Dilutive Securities:
   Options                                              441,058                                  373,015
   Warrants                                              39,116                                  373,398
   Convertible preferred stock         25,000           435,195                    25,000        435,195
                                    ---------        ----------                 ---------     ----------

Diluted EPS:
   Income available to common
     shareholders plus assumed
     conversions                    $ 217,000         6,361,915       $  .03    $ 391,000      6,551,380       $   .06
                                    ---------         ---------                 ---------      ---------

                                             FOR THE SIX MONTHS ENDED               FOR THE SIX MONTHS ENDED
                                                  MARCH 31, 1999                           MARCH 31, 1998
                                    -----------------------------------------   ---------------------------------------
                                                                    Per Share                                 Per Share
                                      Income           Shares         Amount      Income         Shares         Amount
                                    ----------       ---------      ---------   ----------     ---------      ---------

Net Income                          $  218,000                                  $  603,000

Less: preferred stock dividends        (50,000)                                    (55,000)
                                    ----------                                  ----------

Basic EPS:
   Income (loss) available to
      common shareholders              168,000       5,429,870      $     .03      548,000     5,270,175         $ .10

Effect of Dilutive Securities:
   Options                                             367,890                                   454,429
   Warrants                                             32,166                                   659,692
   Convertible preferred stock          50,000         435,195                      55,000       448,942
                                    ----------       ---------                  ----------     ---------

Diluted EPS:
   Income available to common
      shareholders plus assumed
      conversions                   $  218,000       6,265,121      $     .03   $  603,000     6,833,238         $ .09
                                    ----------       ---------                  ----------     ---------

At March 31, 1999, warrants to purchase 2,074,643 shares of common stock at prices ranging from $7.00 to $9.44, were outstanding but not included in the computation of EPS because the assumed exercise of the warrants would have had an anti-dilutive effect on EPS.

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

The government has preserved its right to appeal in both cases. The Company expects it will prevail on the merits if the government does appeal, but the outcome cannot be predicted with certainty.

No assurances can be given that there will be no other challenges made to the legality of some other aspects of the Company's activities or that, if made, the Company will be successful on the merits. If MegaMania is ultimately determined to be Class III gaming, the loss of the MegaMania business could have a material adverse effect upon the Company's financial condition and results of operation. In addition, if the type of EPS used to aid the play of MegaMania is ultimately held to be a gambling device, all of the other interactive Class II bingo games currently offered by the Company and other vendors would likely be adversely effected which would have a material adverse effect upon the Company's financial condition and results of operation. Even if the Company is successful on the merits, the legal fees and expenses to be incurred by the Company related to any appeal of the MegaMania litigation or any future litigation challenging other aspects of the Company's activities will likely be significant.

OTHER LITIGATION

NETWORK GAMING LITIGATION. On January 23, 1998, the Company filed a complaint against Network Gaming International Corporation ("NGI") in the Federal District Court for the Northern District of Oklahoma alleging breach of contract. On February 2, 1998, NGI filed a complaint against the Company in the same Federal District Court alleging, among other things, breach of contract, misappropriation of trade secrets, fraud and interference with prospective advantage. The complaint by NGI seeks $62 million in damages and other specified and unspecified relief. The Company intends to vigorously defend against the claims of NGI and to prosecute its own claim. Discovery has been virtually completed and the matter is scheduled for trial in June 1999. While the Company believes that it will ultimately prevail on the merits, no assurances to that effect can be given. In any event, the cost of defending the actions has been and through the trial will continue to be substantial.

SHAREHOLDER CLASS ACTIONS. On May 29, 1998, a shareholder class action was filed against the Company in the Federal District Court for the Southern District of California. Also named as defendants were Gordon T. Graves and Larry D. Montgomery, the Chief Executive Officer and former President respectively, of the Company. The action, which seeks an unspecified amount of damages on behalf of all similarly situated shareholders, alleges that the Company violated federal securities laws by making allegedly false and misleading statements regarding the legality of MegaMania. On July 24, 1998, a similar class action was filed in the Federal Court for the Northern District of Oklahoma. In January 1999, the two cases were consolidated in the Northern District of Oklahoma. On March 22, 1999, the class action plaintiffs filed an amended complaint that also named Clifton E. Lind, the Company's President and Chief Operating Officer, as an additional defendant and included allegations that the Company violated federal securities laws by making allegedly false and misleading statements regarding transactions between the Company and Equipment Purchasing LLC and Equipment Purchasing II LLC. On April 19, 1999, the Company filed its Motion to Dismiss all of the claims of the plaintiffs. The Court has yet to rule on the Company's Motion. The Company intends to vigorously defend against these claims and expects to prevail on the merits, although no assurances to that effect can be given. In any event, the cost of defending against the claims could be substantial.


3.  RELATED PARTY TRANSACTIONS

On October 1, 1998, the Company exercised its option to acquire 356 electronic player stations and related equipment (EPS) for $1,349,000 from Equipment Purchasing LLC ("EP LLC"), a limited liability company owned by an affiliate of Gordon T. Graves, the Chairman and Chief Executive Officer of the Company. The Company had originally sold the EPS to EP LLC in June and September 1997 at an aggregate sales price of approximately $2,436,000. Pursuant to agreements entered into at the time of the June and September 1997 sale transactions, the Company had an option to repurchase the EPS from EP LLC at fair market value. While the purchase price paid by the Company was not the result of an arms-length negotiation with an unaffiliated third party, the Company believes that such purchase price is comparable to what the Company would have paid to an unaffiliated third party. The purchase price was paid by (i) cancellation by the Company of $992,000 in notes receivable due from EP LLC, (ii) the assumption by the Company of $77,800 in debt owed by the affiliate of Mr. Graves to a financial institution, (iii) the payment by the Company of $133,000 to EP LLC,
(iv) the delivery to EP LLC of a 6% promissory note of the Company in the principal amount of $133,000 due on April 1, 1999 (which was later extended to June 30, 1999), (v) the issuance of 50,000 warrants to purchase shares of common stock of the Company at $3.81 per share expiring on June 30, 2002, and (vi) the issuance of 50,000 warrants to purchase shares of common stock of the Company at $3.81 per share expiring on September 30, 2002. On October 1, 1998, the closing price of the Company's common stock as quoted on the Nasdaq SmallCap market was $2.50 per share. The warrants, which were valued by the Company and EP LLC at $12,000, were issued in cancellation of warrants to purchase the same number of shares that had been granted to EP LLC in connection with the June and September 1997 sale transactions at exercise prices of $11.00 and $13.38 per share. The $133,000 paid to EP LLC was applied by the affiliate of Mr. Graves to pay a portion of outstanding notes due the Company by such affiliate.

                        INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Stockholders
Multimedia Games, Inc.



     We have reviewed the accompanying consolidated balance sheet of Multimedia Games, Inc. and Subsidiaries as of March 31, 1999, and the related consolidated statements of operations for the three and six month periods ended March 31, 1999 and 1998 and cash flows for the six month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


Tulsa, Oklahoma
May 6, 1999

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

Prior to August 1995, the Company's principal business was providing its TV bingo game shows. In August 1995, the Company introduced MegaMania, its first interactive high-speed Class II bingo game. MegaMania, and the other interactive high speed bingo games subsequently designed, developed and introduced by the Company, are live Class II bingo games transmitted to EPS that are interconnected to one another through the Company's communications network. The EPS enable players to log on to the network, select the bingo cards of their choice and to interact with the game to make game decisions such as whether to continue a card in play, daubing or "covering" a number on a card and declaring a winning bingo. The Company's games and equipment are designed and operated to meet the requirements for Class II gaming as defined in the Indian Gaming Regulatory Act of 1988 and are marketed to bingo halls owned and operated on behalf of American Indian tribes. The Company believes that its interactive games have significantly increased the bingo hall's earnings per player position at those bingo halls where its interactive games are played. As of March 31, 1999, there were 4,024 EPS in operation at 67 independently owned Indian bingo halls located in 8 different states. Also as of March 31, 1999, the Company's live TV bingo game show, MegaBingo, was being delivered to 45 independently owned Indian bingo halls located in 14 different states.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 AND 1998

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA) amounted to $1,510,000, for the second fiscal quarter, up 13% from 1998's $1,338,000. Net Income was $217,000 for the second quarter of fiscal 1999 compared to $391,000 for the first quarter of fiscal 1998, a decrease of 45%. Company operations resulted in income before income taxes of $361,000 for the three months ended March 31, 1999, a decrease of $273,000 or 43% from 1998's $634,000. During the second quarter of fiscal 1998 the Company began recording substantial legal and professional fees related to the MegaMania and Network Gaming litigation. Legal and professional fees for the second quarter of fiscal 1999 decreased $616,000, or 48% over the second quarter of fiscal 1998. During the current quarter, the Company continued the expansion of its market share in the placement of EPS throughout its network. By March 31, 1999, there were 4,024 EPS in operation as compared to 3,295 at September 30, 1998 and 2,422 at March 31, 1998. This rapid deployment of EPS resulted in incremental operating costs for the second quarter of fiscal 1999 of $827,000, an increase of 55% over the comparable quarter of the prior year. The amount of depreciation and amortization recorded for the second quarter of fiscal 1999 increased $524,000, or 74% over the second quarter of fiscal 1998 primarily due to the increase in the number of EPS placed in service.

REVENUES totaled $22,606,000 for the second quarter of fiscal 1999 compared to $16,908,000 for the second quarter of fiscal 1998, an increase of $5,698,000, or 34%. This growth was primarily due to the increase in the Company's interactive games which generated revenues of $18,726,000 for the three months ended March 31, 1999 as compared to $10,795,000 in the second quarter of fiscal 1998, an increase of 73%. The average daily revenue per EPS was $53 for the three months ended March 31, 1999 compared to $55 for the three months ended March 31, 1998. This reduction in average daily revenue was primarily the result of a low level of player interest in two new games introduced by the Company during fiscal 1998. TV bingo game show revenues of $2,791,000 declined $228,000 or 8% for the three months ended March 31, 1999 from 1998's $3,019,000, reflecting the continuation of the trend experienced during fiscal 1998 of player participation declining on the TV bingo game show across the country. In addition, a reduction in the number of halls participating in MegaBingo during fiscal 1998 is also being experienced in fiscal 1999.

The Company believes interactive gaming revenues will increase throughout the remainder of fiscal 1999 over fiscal 1998, primarily as the result of an increase in the average number of EPS that are expected to be in daily operation. TV bingo game show revenues, however, may continue to decrease as the result of decreased MegaBingo play at the halls.

Revenue from the sale of 10 EPS amounted to $68,000 for the second quarter of fiscal 1999, a decrease of $2,282,000 from 1998's $2,350,000. The $2,350,000 in sales in 1998 were to a related party, EPLLC (see note 2). No such related party sales were made during the second quarter of fiscal 1999.

Lease revenues from EPS leased to Native American Tribes decreased 12%, from $740,000 in the second quarter of fiscal 1998 to $651,000 in the current quarter of 1999.

Other revenues increased to $369,000 in the second quarter of fiscal 1999 mainly due to the inclusion of $304,000 of revenue from MegaRacing "an operation that was begun in late fiscal 1998 and terminated in January 1999." The remainder of other revenue was contributed by management fees on the related party equipment contracts totaling $56,000 and equipment service revenue amounting to $9,000 for the three months ended March 31, 1999.

OPERATING COSTS AND EXPENSES totaled $22,331,000 for the second quarter of fiscal 1999 compared to $16,281,000 for the second quarter of fiscal 1998, up $6,050,000 or 37%, primarily as the result of the following:

BINGO PRIZES AND RELATED COSTS consists primarily of prizes paid to players of the Company's TV bingo game shows and amounted to $2,068,000 for the three months ended March 31, 1999 compared to $2,240,000 for the three months ended March 31, 1998, a decrease of $172,000, or 8%. This decrease is proportional to the decline in TV bingo game show revenue. Interactive gaming revenues are recorded net of prize costs; therefore, the prizes are not reflected in bingo prizes and related costs.

ALLOTMENTS TO HALL OPERATORS consists primarily of the bingo halls' share of the interactive gaming revenues after prizes and allocable prize costs. Allotments to hall operators increased $5,758,000, or 67% to $14,394,000 for the three months ended March 31, 1999 compared to $8,636,000 for the three months ended March 31, 1998. The increase was mainly related to the growth in the Company's interactive gaming network of EPS and the introduction of new games. Hall commissions related to TV bingo game shows declined as a result of the decrease in the play of MegaBingo.

COST OF ELECTRONIC PLAYER STATIONS SOLD decreased $1,123,000 to $39,000 for the three months ended March 31, 1999 from $1,162,000 for the three months ended March 31, 1998 due to the fewer number of EPS sold during the current period. The gross margin recorded on EPS sales was $29,000 for the second quarter of fiscal 1999 compared to $1,188,000 in the second quarter of fiscal 1998.

SALARIES AND WAGES amounted to $1,351,000 for the three months ended March 31, 1999 compared to $762,000 for the three months ended March 31, 1998, an increase of $589,000, or 77%. Most of this increase relates to additional operations personnel hired to assist in the installation, training and maintenance related to the interactive gaming network. Also contributing to this increase were the payroll costs associated with additions to corporate staff.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $474,000, or 17% to $3,244,000 for the three months ended March 31, 1999 compared to $2,770,000 for the three months ended March 31, 1998. MegaRacing, which was discontinued effective January 31, 1999, added $246,000 to the current quarter operating costs. Other contributing factors to the increase in the overall cost structure for the current quarter versus the comparable quarter of the prior fiscal year were a direct result of the expansion of the interactive gaming network: consulting and contract labor - up $77,000, or 35%; rent for facilities and equipment - up $146,000, or 113%; travel - up $76,000, or 33%; interactive gaming telecommunications up $89,000, or 24%; repairs, maintenance and supplies
- up $50,000, or 71%; employee benefits - up $107,000, or 68%; advertising and promotions - up $6,000, or 3%; and miscellaneous expenses - up $237,000, or 182%. Partially offsetting these increases was a $434,000 decrease in legal and professional fees from $1,288,000 in the second quarter of fiscal 1998 to $672,000 for the second quarter of fiscal 1999, down 48%.

AMORTIZATION AND DEPRECIATION increased $524,000, or 74% to $1,235,000 for the three months ended March 31, 1999 compared to $711,000 for the three months ended March 31, 1998. The increase results from EPS and software programming costs capitalized during fiscal 1998 and 1999. The Company made $6.0 million in capital additions during fiscal 1998. Capital additions for the first quarter of fiscal 1999 totaled $2.8 million.

INTEREST INCOME consists primarily of interest earned on notes receivable and amounted to $128,000 for the three months ended March 31, 1999 compared to $39,000 for the three months ended March 31, 1998, an increase of $89,000, or 228%.

INTEREST EXPENSE amounted to $42,000 for the three months ended March 31, 1999 compared to $32,000 for the three months ended March 31, 1998, an increase of $10,000, or 31%. This increase resulted from the use of a working capital line of credit put in place during the first quarter of fiscal 1999.

INCOME TAX amounted to $144,000 for the three months ended March 31, 1999 compared to $243,000 for the three months ended March 31, 1998, a decrease of approximately $99,000 which was due to a lower pre-tax income.


SIX MONTHS ENDED MARCH 31, 1999 AND 1998

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA) amounted to $2,690,000, for the six months ended March 31, 1999, up 20% from 1998's $2,237,000. Net Income was $218,000 for the six months ended March 31, 1999 compared to $603,000 in 1998, a decrease of 64%. Company operations resulted in income before income taxes of $363,000 for the period, a decrease of $611,000 from 1998's $974,000. In 1998 the Company recorded a sale of electronic player stations to a related party which produced operating income of $1,188,000. During the second quarter of fiscal 1998 the Company began recording substantial legal and professional fees related to the MegaMania and Network Gaming litigation. Legal and professional fees for the six months ended March 31, 1999 totaled $1,451,000, a decrease of $28,000, or 2% from the six months ended March 31, 1998. During the six months ended March 31, 1999, the Company continued the expansion of its market share in the placement of EPS throughout its network. By March 31, 1999, there were 4,024 EPS in operation as compared to 3,295 at September 30, 1998 and 2,422 at March 31, 1998. This rapid deployment of EPS resulted in incremental operating costs for the six months ended March 31, 1999 of $1,632,000, an increase of 59% over the comparable period of the prior year. The amount of depreciation and amortization recorded for the six months ended March 31, 1999 increased $1,050,000, or 78% over the first six months of fiscal 1998, primarily due to the increase in the number of EPS placed in service. MegaRacing, which was not in operation during the first six months of fiscal 1998, incurred an operating loss of $69,000 during the six months ended March 31, 1999; MegaRacing operations were discontinued January 31, 1999. Fiscal year-to-date operations were also adversely effected by the disappointing performance of two interactive games that were introduced in fiscal 1998. Another new game was introduced at the end of the first fiscal quarter and thus far player acceptance has been positive.

REVENUES totaled $43,358,000 for the six months ended March 31, 1999 compared to $29,812,000 for the first six months of fiscal 1998, an increase of $13,546,000, or 45%. This growth was primarily due to the increase in the Company's interactive games which generated revenues of $35,565,000 for the six months ended March 31, 1999 as compared to $19,349,000 in the first six months of fiscal 1998, an increase of 84%. The average daily revenue per EPS was $51 for the six months ended March 31, 1999 compared to $55 for the six months ended March 31, 1998. This reduction in average daily revenue was primarily the result of a low level of player interest in the two new games introduced during fiscal 1998. TV bingo game show revenues of $5,360,000 declined $992,000 or 16% for the six months ended March 31, 1998 from 1998's $6,353,000, reflecting the continuation of the trend experienced during fiscal 1998 of player participation declining on the TV bingo game show across the country. In addition, the reduction in the number of halls participating in MegaBingo during fiscal 1998 also affected fiscal year-to-date performance.

The Company believes interactive gaming revenues will increase each quarter throughout the remainder of fiscal 1999 over fiscal 1998, primarily as the result of an increase in the average number of EPS that are expected to be in daily operation. TV bingo game show revenues, however, may continue to decrease as the result of decreased MegaBingo play at the halls.

Revenue from the sale of 62 EPS amounted to $370,000 for the six months ended March 31, 1999, a decrease of $2,024,000 from 1998's $2,394,000. The $2,394,000 in sales in 1998 was primarily to a related party, EPLLC (see note 2). No such related party sales were made in fiscal 1999.

Lease revenues from EPS leased to Native American Tribes amounted to $1,304,000 in the first six months of fiscal 1999, down 9% from 1998's $1,431,000. This decrease was primarily due to the maturity of lease/purchase contracts during fiscal year 1998.

Other revenues increased to $758,000 in the six months ended March 31, 1999 mainly due to the inclusion of $626,000 of revenues from MegaRacing. The remainder of other revenue was contributed by management fees on the related party equipment contracts totaling $108,000 and equipment service revenue amounting to $24,000 for the six months ended March 31, 1999.

OPERATING COSTS AND EXPENSES totaled $43,064,000 for the six months ended March 31, 1999 compared to $28,921,000 for the first six months of fiscal 1998, up $14,143,000 or 49%, primarily as the result of the following:

BINGO PRIZES AND RELATED COSTS consists primarily of prizes paid to players of the Company's TV bingo game shows and amounted to $4,385,000 for the six months ended March 31, 1999 compared to $4,697,000 for the six months ended March 31, 1998, a decrease of $312,000, or 7%. This decrease is less than proportional to the decline in TV bingo game show revenue due to the level of fixed costs required to produce the TV bingo game shows. Interactive gaming revenues are recorded net of prize costs; therefore, the prizes are not reflected in bingo prizes and related costs.

ALLOTMENTS TO HALL OPERATORS consists primarily of the bingo halls' share of the interactive gaming revenues after prizes and allocable prize costs. Allotments to hall operators increased $11,417,000, or 71% to $27,410,000 for the six months ended March 31, 1999 compared to $15,993,000 for the six months ended March 31, 1998. The increase was mainly related to the growth in the Company's interactive gaming network of EPS and the introduction of new games. Hall commissions related to TV bingo game shows declined as a result of the decrease in the play of MegaBingo.

COST OF ELECTRONIC PLAYER STATIONS SOLD decreased $999,000 to $190,000 for the six months ended March 31, 1999 from $1,189,000 for the six months ended March 31, 1998 due to the fewer number of EPS sold in the current period. The gross margin recorded on EPS sales was $179,000 for the first six months of fiscal 1999 compared to $1,205,000 in the first six months of fiscal 1998.

SALARIES AND WAGES amounted to $2,255,000 for the six months ended March 31, 1999 compared to $1,447,000 for the six months ended March 31, 1998, an increase of $808,000, or 56%. Most of this increase relates to additional operations personnel hired to assist in the installation, training and maintenance related to the interactive gaming network. Also contributing to this increase were the labor costs associated with additions to corporate staff.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $2,179,000, or 51% to $6,428,000 for the six months ended March 31, 1999 compared to $4,249,000 for the six months ended March 31, 1998. MegaRacing added $558,000 to the current six month's operating costs. Other contributing factors to the increase in the overall cost structure for the current period versus the comparable six month period of the prior fiscal year were a direct result of the expansion of the interactive gaming network: consulting and contract labor - up $252,000, or 65%; rent for facilities and equipment - up $285,000, or 116%; travel - up $189,000, or 44%; interactive gaming telecommunications - up $188,000, or 44%; repairs, maintenance and supplies - up $135,000, or 92%; employee benefits - up $191,000, or 65%; advertising and promotions - up $37,000, or 12%; and miscellaneous expenses - up $307,000, or 142%. Partially offsetting these increases was a $28,000 decrease in legal and professional fees from $1,479,000 in the second quarter of fiscal 1998 to $1,451,000 for the second quarter of fiscal 1999, down 2%.

AMORTIZATION AND DEPRECIATION increased $1,050,000, or 78% to $2,396,000 for the six months ended March 31, 1999 compared to $1,346,000 for the six months ended March 31, 1998. The increase results from EPS and software programming costs capitalized during fiscal 1999 and 1998. The Company made $6.0 million in capital additions during fiscal 1998. Capital additions for the first six months of fiscal 1999 totaled $4.6 million.

INTEREST INCOME consists primarily of interest earned on notes receivable and amounted to $141,000 for the six months ended March 31, 1999 and 1998.

INTEREST EXPENSE amounted to $72,000 for the six months ended March 31, 1999 compared to $58,000 for the six months ended March 31, 1998, an increase of $14,000, or 24%. This increase resulted from the use of a working capital line of credit put in place during the first quarter of fiscal 1999.

INCOME TAX amounted to $145,000 for the six months ended March 31, 1999 compared to $371,000 for the six months ended March 31, 1998, a decrease of $226,000 which was due to a lower pre-tax income.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 1999, $2,910,000 of cash was provided by operations versus $1,353,000 provided by operations in the comparable period of fiscal 1998. At March 31, 1999, the Company had unrestricted cash and cash equivalents of $872,000, a $1,009,000 decrease from September 30, 1998. Working capital at the end of the second quarter amounted to $2,297,000 compared to $4,808,000 at September 30, 1998. Working capital was applied in the development and manufacture of EPS which were distributed into lease/purchase and rental pools rather than direct cash sales, resulting in the use of cash generated from operations to finance the growth of the Company's interactive gaming network. As a result of the expansion of the gaming network, an increase of $620,000 in inventory negatively impacted cash flows from operations. The Company used $4,660,000 in investing activities during the six months ended March 31, 1999, almost entirely for additions of interactive gaming assets. These software development and manufacturing costs are expected to continue at a high level to meet customer demand for internally financed lease and rental products until such time that the Company identifies a third party to finance these products for its customers.

The rapid expansion of the Company's interactive gaming network and the deployment of over 1,600 EPS over the last twelve months has increased cash requirements to install, operate, market, maintain and monitor the network. These expenses are expected to be sustained at a higher level to support the overall growth in revenue. The Company is planning system and component upgrades to accommodate next generation game and video technology, which again, will step up cash requirements through the remainder of fiscal 1999.

The Company will rely on increasing its average daily revenue per EPS and promoting a higher proportion of cash sales for EPS until external financing can be secured. Until the Company's current liabilities are satisfied by an external financing source, hardware production and component upgrades will be held back. During the six months ended March 31, 1999 the Company used $795,000 of its revolving credit line and the application of funds collected on outstanding accounts receivable to reduce a back-log of legal and professional service fees as well as manufacturing billings, decreasing accounts payable and accrued expenses $844,000. Legal and professional fees continue at a high level as the Network Gaming litigation is ramping up and as MegaMania litigation costs have begun to subside. Year-to-date legal and professional fees amounted to $1,451,000 for the first six months of fiscal 1999 compared to 1998's $1,479,000. A comparable quarter to quarter decline has been realized from the second quarter of fiscal 1998 of $1,288,000 to $672,000 for the current quarter. It is expected that legal and professional fees during the third quarter of fiscal 1999 will continue at the same rate experienced during the second quarter, primarily due to the NGI trial that is scheduled to commence in June 1999, but there are no assurances that this will be the case.

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

The growth in the Company's interactive gaming network experienced during fiscal 1998 was fueled by related party financings and the use of internally generated funds. The Company is current on all federal tax liabilities with the filing of this report. The Company is currently working to resolve deficiencies in prior state tax filing requirements. It is anticipated that these state tax deficiencies will be resolved during the third quarter of fiscal 1999. The Company is diligently working to secure financing to cover its past due liabilities, as well as sufficient working capital to continue its growth, but there are no assurances that this will be the case.

The Company reported an interactive game reserve deficit that exceeded $1,000,000 for the quarter ended December 31, 1998. At March 31, 1999, this deficit had been reduced to $255,000. Further improvements realized at the beginning of the third quarter have brought the deficit into balance. This was accomplished by modifying the prize payout structure in a manner that did not have a negative influence on player participation in interactive gaming.

Efforts to improve the Company's cash position have been focussed on reducing the deficit in the interactive game reserve as well as improving on the timeliness in the collection of accounts receivable. Accounts receivable from the halls totaled $1,890,000 at March 31, 1999 compared to $2,403,000 at December 31, 1998 and $2,005,000 for September 30, 1998.

At the beginning of the first fiscal quarter ended December 31, 1998, the Company exercised its purchase option to acquire 356 EPS that had been sold in June 1997 and September 1997 to EP LLC. The combined repurchase (buy-back) price was $1,349,000. It is expected that revenue derived from these EPS will increase reported revenue and cash flow by approximately $90,000 per month. It is also expected that during fiscal 1999 the Company will exercise its purchase options in the related party equipment sales transactions made in March 1998 and June 1998. It is expected that revenue derived from these EPS will increase reported revenue and cash flow by approximately $180,000 per month.

In December 1998, the Company renewed its Credit Agreement with a bank, which provided for a term loan of $561,000. Principal of $9,510 and interest are payable monthly until October 31, 2000. In addition, the Credit Agreement provides for a revolving line of credit of $1.0 million. As of March 31, 1999, the Company had drawn $865,000 against this line of credit. The interest rate is the Chase Manhattan Bank, N.A. prime rate plus 1/2%. The term loan is collateralized by substantially all of the tangible and intangible assets of the Company. The debt is also guaranteed by the Company's Chairman and Chief Executive Officer. The Credit Agreement contains covenants which, among other things, require the Company to maintain a minimum net worth, debt service coverage ratio and gross gaming revenues, all as defined by the Credit Agreement.

The Company believes that its current operations, including the payment of its expected legal fees and expenses, can be sustained from cash from operations. However, the payment of accrued professional fees and the purchase, assembly and installation of additional EPS to further expand the Company's interactive gaming operations will require funding from external sources.

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


FUTURE EXPECTATIONS AND FORWARD LOOKING STATEMENTS

This Quarterly Report and the information incorporated herein by reference contains various "forward-looking statements" within the meaning of Federal and state securities laws, including those identified or predicated by the words "believes," "anticipates," "expects," " plans," or similar expressions. Such statements are subject to a number of uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the uncertainties inherent to the outcome of any litigation of the type described in this quarterly report under "PART II - Item 1. Legal Proceedings," as well as those other factors as described under "Item 1. Description of Business - Risk Factors," contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1998, which are incorporated herein by this reference. Given these uncertainties, readers of this Quarterly Report are cautioned not to place undue reliance upon such statements.

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

The government has preserved its right to appeal in both cases. The Company expects it will prevail on the merits if the government does appeal, but the outcome cannot be predicted with certainty.

No assurances can be given that there will be no other challenges made to the legality of some other aspects of the Company's activities or that, if made, the Company will be successful on the merits. If MegaMania is ultimately determined to be Class III gaming, the loss of the MegaMania business could have a material adverse effect upon the Company's financial condition and results of operation. In addition, if the type of EPS used to aid the play of MegaMania is ultimately held to be a gambling device, all of the other interactive Class II bingo games currently offered by the Company and other vendors would likely be adversely effected which would have a material adverse effect upon the Company's financial condition and results of operation. Even if the Company is successful on the merits, the legal fees and expenses to be incurred by the Company related to any appeal of the MegaMania litigation or any future litigation challenging other aspects of the Company's activities will likely be significant.

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

There can be no assurance that the NIGC, either on its own initiative or as the result of pressure from or cooperation with other agencies such as the Department of Justice, will not enact additional regulations or reinterpret existing regulations or opinions in a manner that would have a material and adverse effect upon the Company, including requiring the Company to restructure its existing contractual arrangements with Indian tribes or requiring changes in the way the Company's games are conducted so that such games are classified as Class II. Any such restructuring of the Company's games has the additional risk that such games will no longer appeal to consumers or be acceptable to the tribes. There can also be no assurance that IGRA or other Federal laws will not be amended, or new legislation or regulations enacted, so as to limit the authority of tribes to self-regulate Class II gaming or to change the definition of Class II gaming in a manner adverse to the Company's business.

NETWORK GAMING LITIGATION. On January 23, 1998, the Company filed a complaint against Network Gaming International Corporation ("NGI") in the Federal District Court for the Northern District of Oklahoma alleging breach of contract. On February 2, 1998, NGI filed a complaint against the Company in the same Federal District Court alleging, among other things, breach of contract, misappropriation of trade secrets, fraud and interference with prospective advantage. The complaint by NGI seeks $62 million in damages and other specified and unspecified relief. The Company intends to vigorously defend against the claims of NGI and to prosecute its own claim. Discovery has been virtually completed and the matter is scheduled for trial in June 1999. While the Company believes that it will ultimately prevail on the merits, no assurances to that effect can be given. In any event, the cost of defending the actions has been and through the trial will continue to be substantial.

SHAREHOLDER CLASS ACTIONS. On May 29, 1998, a shareholder class action was filed against the Company in the Federal District Court for the Southern District of California. Also named as defendants were Gordon T. Graves and Larry D. Montgomery. The action, which seeks an unspecified amount of damages on behalf of all similarly situated shareholders, alleges that the Company violated federal securities laws by making allegedly false and misleading statements regarding the legality of MegaMania. On July 24, 1998, a similar class action was filed in the Federal Court for the Northern District of Oklahoma. In January 1999, the two cases were consolidated in the Northern District of Oklahoma. On March 22, 1999, the class action plaintiffs filed an amended complaint that also named Clifton E. Lind, the Company's President and Chief Operating Officer, as an additional defendant and included allegations that the Company violated federal securities laws by making allegedly false and misleading statements regarding transactions between the Company and Equipment Purchasing LLC and Equipment Purchasing II LLC. On April 19, 1999, the Company filed its Motion to Dismiss all of the claims of the plaintiffs. The Court has yet to rule on the Company's Motion. The Company intends to vigorously defend against these claims and expects to prevail on the merits, although no assurances to that effect can be given. In any event, the cost of defending against the claims could be substantial.

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

          (b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 11, 1999                      Multimedia Games, Inc.


                                        By: /s/ George J. Akmon
                                            George J. Akmon, Vice President and
                                            Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
--------            -----------
  15                Letter regarding Unaudited Interim Financial Information

  27                Financial Data Schedule