Form 10-Q
period 1999-06-30
MULTIMEDIA GAMES INC
filed 1999-08-16
CIK 896400

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 1999

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number: 0-28318

                             Multimedia Games, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


                       Texas                                              74-2611034
           -------------------------------                    ------------------------------------
           (State or Other Jurisdiction of                    (IRS Employer Identification Number)
                   Incorporation)


                        8900 Shoal Creek Blvd., Suite 300
                               Austin, Texas 78759
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (512) 371-7100
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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

                              Yes [X]    No [ ]

As of June 30, 1999 there were 5,494,050 shares of the Company's Common Stock, par value $.01, outstanding.

                                    FORM 10-Q

                                      INDEX



Part I.  Financial Information


   Item 1.  Financial Statements


         Consolidated Balance Sheets
         (June 30, 1999 and September 30, 1998)

         Consolidated Statements of Operations
         (Three months ended June 30, 1999 and 1998)

         Consolidated Statements of Operations
         (Nine months ended June 30, 1999 and 1998)

         Consolidated Statements of Cash Flows
         (Nine months ended June 30, 1999 and 1998)

         Notes to Unaudited Consolidated Financial Statements

         Report of Review By Independent Accountants


   Item 2.  Management's Discussion and Analysis



Part II.  Other Information

   Item 1.  Legal Proceedings

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 6.  Exhibits and Reports on Form 8-K

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1999 AND SEPTEMBER 30, 1998

                  ASSETS                                           JUNE           SEPTEMBER
                                                                   1999              1998
                                                               ------------      ------------
                                                                (Unaudited)
Current assets:
   Cash and cash equivalents                                   $    865,000      $  1,881,000
   Accounts Receivable:
     Trade, net of allowance for doubtful accounts
         of $305,000 and $181,000                                 1,896,000         2,005,000
   Other receivables                                                192,000           637,000
   Inventory                                                      4,975,000         2,534,000
   Prepaid expenses                                                 622,000           568,000
   Notes receivable                                               1,002,000           783,000
   Notes receivable - related parties                                  --           1,227,000
   Deferred tax asset                                               304,000           246,000
                                                               ------------      ------------

Total current assets                                              9,856,000         9,881,000

Restricted cash and cash equivalents                              1,666,000         1,636,000
Property and equipment, net                                      11,795,000         7,653,000
Other assets                                                        196,000           110,000
Goodwill, net                                                       424,000           445.000
                                                               ------------      ------------

Total assets                                                   $ 23,937,000      $ 19,725,000
                                                               ============      ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Notes Payable                                               $    865,000      $     70,000
   Current portion of long-term debt                                242,000           336,000
   Accounts payable and accrued expenses                          6,017,000         4,371,000
   Hall's Share of Surplus                                          365,000              --
   Prize fulfillment fees payable                                   282,000           296,000
                                                               ------------      ------------

Total current liabilities                                         7,771,000         5,073,000
                                                               ------------      ------------

Long - term debt                                                    372,000           531,000
Other long - term liabilities                                     1,461,000         1,429,000
Deferred tax liability                                              629,000            15,000

Stockholders' equity:
   Preferred stock, Series A, $.01 par value, 2,000,000
      shares authorized, 90,789 issued and outstanding                1,000             1,000
   Common stock, $.01 par value, 25,000,000 shares
      authorized 5,528,049 and 5,439,824 shares issued and
      5,494,050 and 5,405,825 shares outstanding                     55,000            54,000
   Additional paid - in capital                                  13,049,000        12,803,000
   Stockholder notes receivable                                    (817,000)         (817,000)
   Treasury stock, 33,999 shares at cost                            (87,000)          (87,000)
   Retained earnings                                              1,503,000           723,000
                                                               ------------      ------------
Total stockholders' equity                                       13,704,000        12,677,000
                                                               ------------      ------------

Total liabilities and stockholders' equity                     $ 23,937,000      $ 19,725,000
                                                               ============      ============

            See notes to unaudited consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                   1999              1998
                                                               ------------      ------------
Revenues:
   Gaming revenue                                              $ 20,940,000      $ 16,402,000
   Electronic player station sales                                1,273,000           536,000
   Electronic player station sales - related party                     --           1,400,000
   Electronic player station lease revenue                          873,000           921,000
   Other                                                             73,000           217,000
                                                               ------------      ------------

Total revenues                                                   23,159,000        19,476,000

Operating costs and expenses:
   Bingo prizes and related costs                                 1,626,000         2,134,000
   Allotments to hall operators                                  14,410,000        10,737,000
   Cost of electronic player stations sold                          721,000           283,000
   Cost of electronic player stations sold - related party             --             716,000
   Salaries and wages                                             1,184,000           828,000
   Selling, general and administrative expenses                   2,750,000         2,504,000
   Amortization and depreciation                                  1,383,000           814,000
                                                               ------------      ------------

Total operating costs and expenses                               22,074,000        18,016,000
                                                               ------------      ------------

Operating income                                                  1,085,000         1,460,000

Interest income                                                      15,000            84,000
Interest expense                                                    (38,000)          (23,000)
                                                               ------------      ------------

Income before income taxes                                        1,062,000         1,521,000
Income taxes                                                       (425,000)         (577,000)
                                                               ------------      ------------

Net income                                                     $    637,000      $    944,000
                                                               ------------      ------------

Basic earnings per share                                       $        .11      $        .17
                                                               ------------      ------------

Diluted earnings per share                                     $        .10      $         15
                                                               ------------      ------------


            See notes to unaudited consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED JUNE, 1999 AND 1998
                                   (Unaudited)

                                                                   1999              1998
                                                               ------------      ------------
Revenues:
   Gaming revenue                                              $ 61,866,000      $ 42,383,000
   Electronic player station sales                                1,642,000           580,000
   Electronic player station sales - related party                     --           3,750,000
   Electronic player station lease revenue                        2,177,000         2,352,000
   Other                                                            831,000           223,000
                                                               ------------      ------------

Total revenues                                                   66,516,000        49,288,000

Operating costs and expenses:
   Bingo prizes and related costs                                 6,011,000         6,831,000
   Allotments to hall operators                                  41,820,000        26,730,000
   Cost of electronic player stations sold                          911,000           310,000
   Cost of electronic player stations sold - related party             --           1,878,000
   Salaries and wages                                             3,439,000         2,275,000
   Selling, general and administrative expenses                   9,177,000         6,753,000
   Amortization and depreciation                                  3,779,000         2,160,000
                                                               ------------      ------------

Total operating costs and expenses                               65,137,000        46,937,000
                                                               ------------      ------------

Operating income                                                  1,379,000         2,351,000

Interest income                                                     156,000           225,000
Interest expense                                                   (110,000)          (81,000)
                                                               ------------      ------------

Income before income taxes                                        1,425,000         2,495,000
Income taxes                                                       (570,000)         (948,000)
                                                               ------------      ------------

Net income                                                     $    855,000      $  1,547,000
                                                               ------------      ------------

Basic earnings per share                                       $        .14      $        .28
                                                               ------------      ------------

Diluted earnings per share                                     $        .13      $        .23
                                                               ------------      ------------


            See notes to unaudited consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                            1999            1998
                                                                        -----------      -----------
Cash flows from operating activities:
   Net income                                                           $   855,000      $ 1,547,000
   Adjustments to reconcile net income to cash
      provided by (used for) operating activities:
         Amortization and depreciation                                    3,779,000        2,160,000
         Deferred taxes                                                     556,000          252,000
         Other non-cash expenses                                               --             (7,000)
         (Increase) decrease in:
         Accounts and notes receivable                                       33,000       (1,129,000)
         Inventory                                                       (2,441,000)      (1,803,000)
         Prepaid expenses                                                   (54,000)         159,000
         Other assets                                                       (86,000)            --
      Increase (decrease) in:
         Accounts payable and accrued expenses                            1,646,000        1,113,000
         Hall's Share of Surplus                                            902,000             --
         Prize fulfillment fees payable                                     (14,000)         (75,000)
                                                                        -----------      -----------
Net cash provided by (used for ) operating activities:                    5,176,000        2,217,000
                                                                        -----------      -----------

Cash flows from investing activities:
         Acquisition of property and equipment                           (6,972,000)      (3,336,000)
         Increase in cash balances in restricted escrow                       2,000          (10,000)
                                                                        -----------      -----------

Net cash provided by (used for) investing activities                     (6,970,000)      (3,346,000)
                                                                        -----------      -----------

Cash flows from financing activities:
   Proceeds from sale of common stock                                       246,000          299,000
   Increase in notes payable                                                795,000             --
   Principal repayments on debt                                            (253,000)        (325,000)
   Payment of preferred stock dividends                                     (25,000)         (80,000)
   Stockholder Notes Receivable                                              15,000             --
                                                                        -----------      -----------

Net cash provided by (used for) financing activities                        778,000         (106,000)
                                                                        -----------      -----------

Net change in cash and cash equivalents                                  (1,016,000)      (1,235,000)

Cash and cash equivalents, beginning of period                            1,881,000        2,380,000
                                                                        -----------      -----------

Cash and cash equivalents, end of period                                $   865,000      $ 1,145,000
                                                                        ===========      ===========

Supplemental disclosure of non-cash investing activities:
   Acquisition of equipment through cancellation of note receivable     $   992,000      $      --
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

   The financial statements included herein as of June 30, 1999 and for each of the three and nine months ended June 30, 1999 and 1998, have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. The information presented reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the periods. Results for the three and nine months ended June 30, 1999, are not necessarily indicative of the results which will be realized for the year ending September 30, 1999. The September 30, 1998 consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

   Our independent accountants have performed a review of these interim financial statements in accordance with standards established by the American Institute of Certified Public Accounts. Pursuant to Rule 436(C) under the Securities Act of 1933, their report of that review should not be considered a part of any registration statements prepared or certified by them within the meaning of Sections 7 and 11 of that Act.

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


                                            FOR THE THREE MONTHS ENDED                  FOR THE THREE MONTHS ENDED
                                                  JUNE 30, 1999                               JUNE 30, 1998
                                    ------------------------------------------    ---------------------------------------
                                                                     Per Share                                  Per Share
                                       Income          Shares          Amount      Income          Shares         Amount
                                    ---------         ---------      ---------    ---------       ---------     ---------
Net Income                          $ 637,000                                     $ 944,000
Less: preferred stock dividends       (25,000)                                      (25,000)
                                    ---------                                     ---------

Basic EPS:
   Income available to
    common shareholders               612,000         5,462,998         $  .11      919,000       5,374,144         $ .17

Effect of Dilutive Securities:
   Options                                              529,890                                     325,143
   Warrants                                              47,564                                      29,811
   Convertible preferred stock         25,000           435,195                      25,000         435,195
                                    ---------         ---------                   ---------       ---------
Diluted EPS:
   Income available to common
   shareholders plus assumed
   conversions                      $ 637,000         6,475,647         $  .10    $ 944,000       6,164,293         $ .15
                                    ---------         ---------                   ---------       ---------

                                            FOR THE NINE MONTHS ENDED                  FOR THE NINE MONTHS ENDED
                                                  JUNE 30, 1999                               JUNE 30, 1998
                                    ------------------------------------------    ---------------------------------------
                                                                     Per Share                                  Per Share
                                       Income          Shares          Amount       Income          Shares        Amount
                                    ---------         ---------      ---------    ----------      ---------     ---------
Net Income                          $855,000                                      $1,547,000
Less: preferred stock dividends      (75,000)                                        (80,000)
                                    --------                                      ----------
Basic EPS:
   Income available to
       common shareholders           780,000          5,456,366      $     .14     1,467,000      5,311,400     $     .28

Effect of Dilutive Securities:
   Options                                              501,315                                     595,948
   Warrants                                              37,989                                     434,787
   Convertible preferred stock        75,000            435,195                       80,000        444,359

Diluted EPS:
   Income available to common
   shareholders plus assumed
   conversions                      $855,000          6,430,865      $     .13    $1,547,000      6,786,494     $     .23
                                    ---------         ---------                   ----------      ---------


At June 30, 1999, warrants to purchase 2,074,643 shares of common stock at prices ranging from $7.00 to $9.44, were outstanding but not included in the computation of EPS because the assumed exercise of the warrants would have an anti-dilutive effect on EPS.

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

The government has appealed both decisions to the appropriate Circuit Court of Appeals. The Company believes it will prevail on the merits but the outcome cannot be predicted with certainty.

No assurances can be given that there will be no other challenges made to the legality of some other aspects of the Company's activities or that, if made, the Company will be successful on the merits. If MegaMania is ultimately determined to be Class III gaming, the loss of the MegaMania business could have a material adverse effect upon the Company's financial condition and results of operation. In addition, if the type of EPS used to aid the play of MegaMania is ultimately held to be a gambling device, all of the other interactive Class II bingo games currently offered by the Company and other vendors would likely be adversely effected which would have a material adverse effect upon the Company's financial condition and results of operation. Even if the Company is successful on the merits, the legal fees and expenses to be incurred by the Company related to the MegaMania litigation or any future litigation challenging other aspects of the Company's activities will likely be significant.

OTHER LITIGATION

NETWORK GAMING LITIGATION. On January 23, 1998, the Company filed a complaint against Network Gaming International Corporation ("NGI") in the Federal District Court for the Northern District of Oklahoma alleging breach of contract. On February 2, 1998, NGI filed a complaint against the Company in the same Federal District Court alleging, among other things, breach of contract, misappropriation of trade secrets, fraud and interference with prospective advantage. The complaint by NGI seeks $62 million in damages and other specified and unspecified relief. The Company intends to vigorously defend against the claims of NGI and to prosecute its own claim. Discovery has been virtually completed and the matter is scheduled for trial in September 1999. While the Company believes that it will ultimately prevail on the merits, no assurances to that effect can be given. In any event, the cost of defending the actions has been and through the trial will continue to be substantial.

SHAREHOLDER CLASS ACTIONS. On May 29, 1998, a shareholder class action was filed against the Company in the Federal District Court for the Southern District of California. Also named as defendants were Gordon T. Graves and Larry D. Montgomery, the Chief Executive Officer and former President, respectively, of the Company. The action, which seeks an unspecified amount of damages on behalf of all similarly situated shareholders, alleges that the Company violated federal securities laws by making allegedly false and misleading statements regarding the legality of MegaMania. On July 24, 1998, a similar class action was filed in the Federal Court for the Northern District of Oklahoma. In January 1999, the two cases were consolidated in the Northern District of Oklahoma. On March 22, 1999, the class action plaintiffs filed an amended complaint that also named Clifton E. Lind, the Company's President and Chief Operating Officer, as an additional defendant and included allegations that the Company violated federal securities laws by making allegedly false and misleading statements regarding transactions between the Company and Equipment Purchasing LLC and Equipment Purchasing II LLC. On April 19, 1999, the Company filed its Motion to Dismiss all of the claims of the plaintiffs. The Court has yet to rule on the Company's Motion. The Company intends to vigorously defend against these claims and expects to prevail on the merits, although no assurances to that effect can be given. In any event, the cost of defending against the claims could be substantial.


3.  RELATED PARTY TRANSACTIONS

On October 1, 1998, the Company exercised its option to acquire 356 electronic player stations and related equipment (EPS) for $1,349,000 from Equipment Purchasing LLC ("EP LLC"), a limited liability company owned by an affiliate of Gordon T. Graves, the Chairman and Chief Executive Officer of the Company. The Company had originally sold the EPS to EP LLC in June and September 1997 at an aggregate sales price of approximately $2,436,000. Pursuant to agreements entered into at the time of the June and September 1997 sale transactions, the Company had an option to repurchase the EPS from EP LLC at fair market value. While the purchase price paid by the Company was not the result of an arms-length negotiation with an unaffiliated third party, the Company believes that such purchase price is comparable to what the Company would have paid to an unaffiliated third party. The purchase price was paid by (i) cancellation by the Company of $992,000 in notes receivable due from EP LLC, (ii) the assumption by the Company of $77,800 in debt owed by the affiliate of Mr. Graves to a financial institution, (iii) the payment by the Company of $133,000 to EP LLC,
(iv) the delivery to EP LLC of a 6% promissory note of the Company in the principal amount of $133,000 due on April 1, 1999 (which was later extended to September 30, 1999), (v) the issuance of 50,000 warrants to purchase shares of common stock of the Company at $3.81 per share expiring on June 30, 2002, and
(vi) the issuance of 50,000 warrants to purchase shares of common stock of the Company at $3.81 per share expiring on September 30, 2002. On October 1, 1998, the closing price of the Company's common stock as quoted on the Nasdaq SmallCap market was $2.50 per share. The warrants, which were valued by the Company and EP LLC at $12,000, were issued in cancellation of warrants to purchase the same number of shares that had been granted to EP LLC in connection with the June and September 1997 sale transactions at exercise prices of $11.00 and $13.38 per share. The $133,000 paid to EP LLC was applied by the affiliate of Mr. Graves to pay a portion of outstanding notes due the Company by such affiliate.

4.  SUBSEQUENT EVENTS

FINANCING. On July 29,1999 the Company completed a $10,000,000 revolving credit facility with Coast Business Credit, a Division of Southern Pacific Bank, located in Los Angeles, California. The credit facility is asset based and is secured by all assets of the Company and the personal guarantee of $1,500,000 from the Company's Chairman and CEO Gordon T. Graves. The initial application of the funds available under this revolving credit line were used to free up the collateral held by Bank of Oklahoma and Norwest Bank which secured notes payable and a working capital line of credit, the combination of which totaled approximately $1,900,000. Also drawn on this credit facility were funds totaling approximately $2,400,000 used for the repurchase of EPS owned by the EP LLC II partnership. Approximately $4,000,000 was drawn to relieve outstanding accounts payable, which for the most part included components for the manufacture of Class III Video Lottery devices and past due legal and professional fees. The remaining credit availability will be applied as needed for system and component upgrades to accommodate next generation game and video technology.

EPS REPURCHASE. On July 31,1999 the Company exercised its option to acquire 663 EPS for $2,373,623 from EP LLC II, a limited liability company controlled by an affiliate of Gordon T. Graves, the Chairman and Chief Executive Officer of the Company, and of which an affiliate of Mr. Graves and Clifton E. Lind, the Company's President and Chief Operating Officer, each owned 6.36%. The Company had originally sold the EPS to EP LLC II in March and June 1998 at an aggregate sales price of approximately $3,750,000. Pursuant to agreements entered into at the time of the March and June 1998 sale transactions, the Company had an option to repurchase the EPS from EP LLC II at fair market value if, after giving effect to the repayment and the income previously received by EP LLC II, EP LLC II would receive at least a 20% return on its net investment. While the purchase price paid by the Company was not the result of an arms-length negotiation, the Company believes that such purchase price is comparable to what the Company would have paid to an unaffiliated third party.

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Board of Directors and Stockholders
Multimedia Games, Inc.


         We have reviewed the accompanying consolidated balance sheet of Multimedia Games, Inc. and Subsidiaries as of June 30, 1999, and the related consolidated statements of operations for the three and nine month periods ended June 30, 1999 and 1998 and cash flows for the nine month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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


Tulsa, Oklahoma
August 9, 1999

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

Prior to August 1995, the Company's principal business was providing its TV bingo game shows. In August 1995, the Company introduced MegaMania, its first interactive high-speed Class II bingo game. MegaMania, and the other interactive high speed bingo games subsequently designed, developed and introduced by the Company, are live Class II bingo games transmitted to EPS that are interconnected to one another through the Company's communications network. The EPS enable players to log on to the network, select the bingo cards of their choice and to interact with the game to make game decisions such as whether to continue a card in play, daubing or "covering" a number on a card and declaring a winning bingo. The Company's games and equipment are designed and operated to meet the requirements for Class II gaming as defined in the Indian Gaming Regulatory Act of 1988 (IGRA) and are marketed to bingo halls owned and operated on behalf of American Indian tribes. The Company believes that its interactive games have significantly increased the bingo hall's earnings per player position at those bingo halls where its interactive games are played. As of June 30, 1999, there were 3,607 EPS in operation at 73 independently owned Indian bingo halls located in 9 different states. Also, as of June 30, 1999, the Company's live TV bingo game show, MegaBingo, was being delivered to 37 independently owned Indian bingo halls located in 12 different states.

During the third quarter of 1999 the Company was licensed by the state of Washington to sell and operate Class III Video Lottery gaming devices. In preparation for entrance into this market, the Company began the process of retrofitting low producing Class II EPS to a Video Lottery configuration. By the end of the third quarter the Company reduced the number of Class II EPS from 4,024 at March 31, 1999 to 3,607 at June 30, 1999, as compared to 3,295 at
September 30, 1998 and 2,690 at June 30, 1998. At June 30, 1999, the Company had deployed 165 Class III Video Lottery gaming devices.


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA) amounted to $2,468,000, for the third fiscal quarter, up 9% from 1998's $2,274,000. Net income was $637,000 for the third quarter of fiscal 1999 compared to $944,000 for the third quarter of fiscal 1998, a decrease of 33%. Total operating costs and expenses increased 23% to $22,074,000 for the third quarter of fiscal 1999 compared to $18,016,000 for the third quarter of fiscal 1998. During the second quarter of fiscal 1998 the Company began recording substantial legal and professional fees related to the MegaMania and NGI litigation. Legal and professional fees for the third quarter of fiscal 1999 decreased $166,000, or 24% from the third quarter of fiscal 1998. The amount of depreciation and amortization recorded for the third quarter of fiscal 1999 increased $569,000, or 70% over the third quarter of fiscal 1998, primarily due to the increase in the number of rental EPS placed in service in 1999 compared to 1998.

REVENUES totaled $23,159,000 for the third quarter of fiscal 1999 compared to $19,476,000 for the third quarter of fiscal 1998, an increase of $3,683,000, or 19%. This growth was primarily due to the increase in the Company's interactive games which generated revenues of $18,945,000 for the three months ended June 30, 1999 as compared to $13,468,000 in the third quarter of fiscal 1998, an increase of 41%. The average daily revenue per EPS was $56 for the three months ended June 30, 1999 compared to $59 for the three months ended June 30, 1998. This reduction in average daily revenue resulted from an increase in competition and a lower level of player interest in two new games introduced by the Company during the later part of fiscal 1998. EPS sales for the third quarter of 1999 amounted to $1,273,000, which included a sale to one tribal customer amounting to $1,076,000. EPS sales in the third quarter of 1998 totaled $1,936,000 and included a related party sale of $1,400,000. TV bingo game show revenues of $1,995,000 declined $939,000 or 32% for the three months ended June 30, 1999 from 1998's $2,934,000, reflecting the continuation of the trend experienced during fiscal 1998 of player participation declining on the TV bingo game show across the country. In addition, a reduction in the number of halls participating in MegaBingo during fiscal 1998 is also being experienced in fiscal 1999.

The Company believes interactive gaming revenues will increase throughout the remainder of fiscal 1999 over fiscal 1998, primarily as the result of an increase in the average number of EPS that are expected to be in daily operation over fiscal 1998 levels. TV bingo game show revenues, however, may continue to decrease as the result of decreased MegaBingo play at the halls.

Lease Revenues from EPS under contract to Native American Tribes decreased 5% from $921,000 in the third quarter of fiscal 1998 to $873,000 in the current quarter of 1999. During the month of June 1999 165 Class III Video Lottery games were installed in two halls and generated $113,000 in lease revenue for the period. The overall decrease was primarily due to the maturity of lease/purchase contracts entered into during fiscal year 1998 which reduced the number of EPS under lease.

Other revenues for the current quarter totaled $67,000, and included management fees on the related party equipment contracts of $46,000 along with maintenance service fees of $16,000. Class III back office fees of $6,000 were also recorded in the third quarter of 1999. This compares to 1998's level of $217,000, which included management fees on the related party equipment contracts of $106,000 and revenue from MegaRacing of $101,000. MegaRacing operations started in late fiscal 1998 and were suspended in January 1999.


OPERATING COSTS AND EXPENSES totaled $22,074,000 for the third quarter of fiscal 1999 compared to $18,016,000 for the third quarter of fiscal 1998, up $4,058,000 or 23%:

Bingo Prizes and Related Costs consists primarily of prizes paid to players of the Company's TV bingo game shows and amounted to $1,626,000 for the three months ended June 30, 1999 compared to $2,134,000 for the three months ended June 30, 1998, a decrease of $508,000, or 24%. The decrease in TV bingo game show prizes reflects the trend in declining TV bingo game show play, as discussed above. Interactive gaming revenues are recorded net of prize costs; therefore, the prizes are not reflected in bingo prizes and related costs.

Allotments to Hall Operators consists primarily of each bingo halls' share of the interactive gaming revenues after prizes and allocable prize costs. Allotments to hall operators increased $3,673,000, or 34% to $14,410,000 for the three months ended June 30, 1999 compared to $10,737,000 for the three months ended June 30, 1998. The increase was mainly related to the growth in the Company's interactive gaming network of EPS and the introduction of new games. Hall commissions related to TV bingo game shows declined as a result of the decrease in the play of MegaBingo.

Cost of Electronic Player Stations Sold decreased $278,000 to $721,000 for the three months ended June 30, 1999 from $999,000 for the three months ended June 30, 1998, due to a fewer number of EPS sold during the current period. The gross margin recorded on EPS sales was $552,000, or 43% for the third quarter of fiscal 1999 compared to $937,000, or 48%, in the third quarter of fiscal 1998.

Salaries and Wages amounted to $1,184,000 for the three months ended June 30, 1999 compared to $828,000 for the three months ended June 30, 1998, an increase of $356,000, or 43%. Most of this increase relates to additional operations personnel hired to assist in the installation, training, operations and maintenance related to the interactive gaming network. Also contributing to this increase were the payroll costs associated with additions to corporate staff.

Selling, General and Administrative Expenses increased $246,000, or 10% to $2,750,000 for the three months ended June 30, 1999 compared to $2,504,000 for the three months ended June 30, 1998. Contributing factors to the increase in the overall cost structure for the current quarter were gaming network repairs, maintenance, supplies and shipping costs, up $106,000, or 68%; employee benefits, sales commissions and relocation expenses, up $222,000, or 150%; and advertising and promotions, up $28,000, or 22%. Other general expenses increased $118,000, or 9% in the third quarter. Reduced expense levels were realized in legal and professional fees from $690,000 in the third quarter of fiscal 1998 to $524,000 for the third quarter of fiscal 1999, down $166,000, or 24%.

Amortization and Depreciation increased $569,000, or 70% to $1,383,000 for the three months ended June 30, 1999 compared to $814,000 for the three months ended June 30, 1998. The increase results from EPS and software programming costs capitalized during fiscal 1998 and 1999. The Company made $6.0 million in capital additions during fiscal 1998. Capital additions thus far in fiscal 1999 total $7.0 million.

Interest Income consists primarily of interest earned on notes receivable and amounted to $15,000 for the three months ended June 30, 1999 compared to $84,000 for the three months ended June 30, 1998.

Interest Expense amounted to $38,000 for the three months ended June 30, 1999 compared to $23,000 for the three months ended June 30, 1998, an increase of $15,000, or 65%. This increase resulted from the use of a working capital line of credit put in place during the first quarter of fiscal 1999.

Income Tax amounted to $425,000 for the three months ended June 30, 1999 compared to $577,000 for the three months ended June 30, 1998, a decrease of approximately $152,000 which was due to lower pre-tax income.


NINE MONTHS ENDED JUNE 30, 1999 AND 1998

EARNINGS BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA) amounted to $5,158,000, for the nine months ended June 30, 1999, up 14% from 1998's $4,511,000. Net income was $855,000 for the nine months ended June 30, 1999 compared to $1,547,000 in 1998, a decrease of 45%. In 1998 the Company recorded a sale of electronic player stations to a related party which produced operating income of $1,872,000. Total operating costs and expenses increased 39% to $65,137,000 through June 30, 1999 compared to $46,937,000 for 1998. During the second quarter of fiscal 1998 the Company began recording substantial legal and professional fees related to the MegaMania and NGI litigation. Legal and professional fees for the nine months ended June 30, 1999 totaled $1,974,000, a decrease of $194,000, or 9% from the nine months ended June 30, 1998. The amount of depreciation and amortization recorded for the nine months ended June 30, 1999 increased $1,619,000, or 75% over the first nine months of fiscal 1998, primarily due to the increase in the number of EPS placed in service. MegaRacing started operations during the third quarter of fiscal 1998 and posted a loss of $3,000 in the third quarter of 1998. Operations were suspended on January 31, 1999, and through June 30, 1999 a loss of $86,000 has been recorded. Fiscal year-to-date operations were also adversely effected by the disappointing performance of two interactive games that were introduced in the later part of fiscal 1998. Another new game was introduced at the end of the first fiscal 1999 quarter and thus far player acceptance has been positive.

REVENUES totaled $66,516,000 for the nine months ended June 30, 1999 compared to $49,288,000 for the first nine months of fiscal 1998, an increase of $17,228,000, or 35%. This growth was primarily due to the increase in the Company's interactive games which generated revenues of $54,510,000 for the nine months ended June 30, 1999 as compared to $33,096,000 in the first nine months of fiscal 1998, an increase of 65%. The average daily revenue per EPS was $53 for the nine months ended June 30, 1999 compared to $57 for the nine months ended June 30, 1998. This reduction in average daily revenue resulted from an increase in competition and a lower level of player interest in the two new games introduced during the later part of fiscal 1998. EPS sales for the nine months ended June 30, 1999 amounted to $1,642,000, which included a sale to one tribal customer amounting to $1,076,000. EPS sales in 1998 totaled $4,330,000 and included related party sales totaling $3,750,000. TV bingo game show revenues of $7,356,000 declined $1,931,000 or 21% for the nine months ended June 30, 1998 from 1998's $9,287,000, reflecting the continuation of the trend experienced during fiscal 1998 of player participation declining on the TV bingo game show across the country. In addition, the reduction in the number of halls participating in MegaBingo during fiscal 1999 also affected fiscal year-to-date performance.

The Company believes interactive gaming revenues will increase throughout the remainder of fiscal 1999 over fiscal 1998, primarily as the result of an increase in the average number of EPS that are expected to be in daily operation. TV bingo game show revenues, however, may continue to decrease as the result of decreased MegaBingo play at the halls.

EPS Sales Revenue generated from 265 EPS amounted to $1,642,000 for the nine months ended June 30, 1999, a decrease of $2,688,000 from 1998's $4,330,000. The $4,330,000 in sales in 1998 were primarily due to related party sales, to EP LLC, $2,350,000 in the second quarter and $1,400,000 in the third quarter. No such related party sales were made in fiscal 1999.

Lease Revenues from EPS under contract to Native American Tribes amounted to $2,177,000 in the first nine months of fiscal 1999, down 7% from 1998's $2,352,000. 165 Class III Video Lottery games were installed in two halls during the month of June 1999 and generated $113,000 in revenue. The overall decrease was primarily due to the maturity of lease/purchase contracts entered into during fiscal year 1998 which reduced the number of EPS under lease.

Other Revenues increased to $825,000 in the nine months ended June 30, 1999 mainly due to the inclusion of $626,000 of revenues from MegaRacing. The remainder of other revenue was contributed by Class III back office fees of $6,000, management fees on the related party equipment contracts totaling $153,000 and equipment service revenue amounting to $40,000 for the nine months ended June 30, 1999.


OPERATING COSTS AND EXPENSES totaled $65,137,000 for the nine months ended June 30, 1999 compared to $46,937,000 for the first nine months of fiscal 1998, up $18,200,000 or 39%:

Bingo Prizes and Related Costs consists primarily of prizes paid to players of the Company's TV bingo game shows and amounted to $6,011,000 for the nine months ended June 30, 1999 compared to $6,831,000 for the nine months ended June 30, 1998, a decrease of $820,000, or 12%. Interactive gaming revenues are recorded net of prize costs; therefore, the prizes are not reflected in bingo prizes and related costs.

Allotments to Hall Operators consists primarily of each bingo halls' share of the interactive gaming revenues after prizes and allocable prize costs. Allotments to hall operators increased $15,090,000, or 56% to $41,820,000 for the nine months ended June 30, 1999 compared to $26,730,000 for the nine months ended June 30, 1998. The increase was mainly related to the growth in the Company's interactive gaming network of EPS and the introduction of new games. Hall commissions related to TV bingo game shows declined as a result of the decrease in the play of MegaBingo.

Cost of Electronic Player Stations Sold decreased $1,277,000 to $911,000 for the nine months ended June 30, 1999 from $2,188,000 for the nine months ended June 30, 1998 due to a fewer number of EPS sold in the current period. The gross margin recorded on EPS sales was $731,000, or 45%, for the first nine months of fiscal 1999 compared to $2,142,000, or 49%, in the first nine months of fiscal 1998. The cost and gross margin associated with the sales to related parties amounted to $1,878,000 and $1,872,000, or 50%, for fiscal 1998.

Salaries and Wages amounted to $3,439,000 for the nine months ended June 30, 1999 compared to $2,275,000 for the nine months ended June 30, 1998, an increase of $1,164,000, or 51%. Most of this increase relates to additional operations personnel hired to assist in the installation, training, operations and maintenance related to the interactive gaming network. Also contributing to this increase were the labor costs associated with additions to corporate staff.

Selling, General and Administrative Expenses increased $2,424,000, or 36% to $9,177,000 for the nine months ended June 30, 1999 compared to $6,753,000 for the nine months ended June 30, 1998. Contributing factors to the increase in the overall cost structure were MegaRacing costs of $495,000, facilities and communications expenses, up $451,000, or 27%; employee benefits, sales commissions and relocation expenses, up $413,000, or 93%; gaming network repairs, maintenance, supplies and shipping costs, up $323,000, or 89%; consulting and contract labor, up $240,000, or 38%; travel costs, up 198,000 or, 28%; other tax expense $252,000; and advertising and promotions, up 65,000, or 15%. Reduced expense levels were realized in legal and professional fees from $2,169,000 in the nine months of fiscal 1998 to $1,974,000 for the nine months of fiscal 1999, down $195,000, or 9%.

Amortization and Depreciation increased $1,619,000, or 75% to $3,779,000 for the nine months ended June 30, 1999 compared to $2,160,000 for the nine months ended June 30, 1998. The increase results from EPS and software programming costs capitalized during fiscal 1999 and 1998. The Company made $6.0 million in capital additions during fiscal 1998. Capital additions for the first nine months of fiscal 1999 totaled $7.0 million.

Interest Income consists primarily of interest earned on notes receivable and amounted to $156,000 for the nine months ended June 30, 1999, compared to $225,000 for the nine months ended June 30, 1998.

Interest Expense amounted to $110,000 for the nine months ended June 30, 1999 compared to $81,000 for the nine months ended June 30, 1998, an increase of $29,000, or 36%. This increase resulted from the use of a working capital line of credit put in place during the first quarter of fiscal 1999.

Income Tax amounted to $570,000 for the nine months ended June 30, 1999, compared to $948,000 for the nine months ended June 30, 1998, a decrease of $378,000, or 40%, due to lower pre-tax income.


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 1999, $5,176,000 of cash was provided by operating activities versus $2,217,000 provided by operations in the comparable period of fiscal 1998. At June 30, 1999, the Company had unrestricted cash and cash equivalents of $865,000, a $1,016,000 decrease from September 30, 1998. Working capital at the end of the third quarter amounted to $2,085,000 compared to $4,808,000 at September 30, 1998. Working capital was applied in the development and manufacture of EPS which were distributed into lease/purchase and rental pools as well as direct cash sales, resulting in the use of cash generated from operations to finance the growth of the Company's interactive gaming network. In preparation for entrance into the Class III Video Lottery market in the state of Washington, the Company began the retrofit process on Class II equipment and initiated the development and manufacture of new EPS and software to accommodate the Class III games. The resultant increase in inventory amounted to $2,441,000 over the inventory at September 30, 1998, which negatively impacted cash flows from operations. The Company used $6,970,000 in investing activities during the nine months ended June 30, 1999, primarily in the development of Class III Video Lottery gaming assets and the upgrade of Class II EPS. These software development and manufacturing costs are expected to continue at a high level to meet customer demand for internally financed lease and rental products until such time that the Company identifies a third party to finance these products for its customers.

The expansion of the Company's Class II interactive gaming network has increased cash requirements to install, operate, market, maintain and monitor the network. In addition, the installation of 165 Class III Video Lottery devices will also contribute to higher expense levels which are expected to be sustained at a higher level to support the overall growth in revenue for both product lines. The Company is planning system and component upgrades to accommodate next generation game and video technology, which again, will step up cash requirements through the remainder of fiscal 1999 and beyond.

On July 29,1999 the Company completed a $10,000,000 revolving credit facility with Coast Business Credit, a Division of Southern Pacific Bank, located in Los Angeles, California. The credit facility is asset based and is secured by all assets of the Company and the personal guarantee of $1,500,000 from the Company's Chairman and CEO Gordon T. Graves. The initial application of the funds available under this revolving credit line were used to free up the collateral held by Bank of Oklahoma and Norwest Bank which secured notes payable and a working capital line of credit, the combination of which totaled approximately $1,900,000. Also drawn on this credit facility were funds totaling approximately $2,400,000 used for the repurchase of the remaining EPS owned by the EP LLC II partnership (see "Note 4" to the unaudited consolidated financial statements). Approximately $4,000,000 was drawn to relieve outstanding accounts payable, which for the most part included components for the manufacturing of Class III Video Lottery devices and past due legal and professional fees. The remaining credit availability will be applied as needed for system and component upgrades to accommodate next generation game and video technology.

During the nine months ended June 30, 1999 the Company used $795,000 of its revolving credit line and the application of funds collected on outstanding accounts receivable to reduce a back-log of legal and professional service fees as well as manufacturing billings, accounts payable and accrued expenses. Legal and professional fees continue at a high level, primarily due to pending litigation. Year-to-date legal and professional fees amounted to $1,974,000 for the first nine months of fiscal 1999 compared to 1998's $2,169,000. Quarter to quarter declines continue as the third quarter of fiscal 1998 totaled $690,000 compared to $524,000 for the current quarter; the second quarter of fiscal 1998 amounted to $1,288,000 compared to $672,000 for the second quarter of fiscal 1999. It is expected that legal and professional fees during the fourth quarter of fiscal 1999 will continue at the same rate experienced during the third quarter, primarily due to the NGI trial that is scheduled to commence in September 1999, but there are no assurances that this will be the case.

As a result of the MegaMania litigation, the Company is evaluating alternative investment strategies to insure that the elimination of one product line will not subject the Company to financial turmoil in the future. Diversification to protect the asset base of the Company is being explored to position the Company for future growth and stability. To accomplish this goal corporate development staff was hired during fiscal 1998 and in the first quarter of fiscal 1999. Costs associated with this effort are currently funded from operations, but it is expected that new product lines and/or expanded network opportunities will begin to cover these development costs during the fourth quarter of fiscal 1999.

The growth in the Company's interactive gaming network experienced during fiscal 1998 was fueled by related party financings and the use of internally generated funds. The Company is current on all federal tax liabilities with the filing of this report. The Company is currently working to resolve deficiencies in prior state tax filing requirements. It is anticipated that these state tax deficiencies will be resolved during the fourth quarter of fiscal 1999 and will not have a significant effect on results of operations or financial position.

The Company reported an interactive game reserve deficit that exceeded $1,000,000 for the quarter ended December 31, 1998. Improvements realized at the beginning of the third quarter have reversed the deficit and brought it to a surplus of $365,000 as of June 30, 1999. This was accomplished by modifying the prize payout structure in a manner that did not have a negative influence on player participation in interactive gaming. Reducing the deficit in the interactive game reserve as well as improving on the timeliness in the collection of accounts receivable improved the Company's cash position during the third quarter. Accounts receivable from the halls totaled $1,896,000 at June 30, 1999 and $1,890,000 at March 31, 1999 compared to $2,403,000 at December 31,
1998 and $2,005,000 at September 30, 1998.

On July 31,1999 the Company exercised its purchase option to acquire 663 EPS that had been sold in March 1998 and June 1998 to EP LLC II. The combined repurchase (buy-back) price was $2,373,623. It is expected that revenue derived from these EPS will increase reported revenue and cash flow by approximately $150,000 per month.

On October 1, 1998 the Company exercised its purchase option to acquire 356 EPS that had been sold in June 1997 and September 1997 to EP LLC. The combined repurchase (buy-back) price was $1,349,000. Revenue derived from these EPS has increased reported revenue and cash flow by approximately $90,000 per month.

The Company believes that its current operations, including the payment of its expected legal fees and expenses and the manufacture of EPS to meet expected demand, can be sustained from cash from operations and from borrowings under the line of credit with Coast Business Credit. However, assembly and installation of additional EPS to further expand the Company's interactive gaming operations will require additional funding from external sources. There is no assurance that such additional funding will be available.

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

INTERNAL BUSINESS SOFTWARE. During 1997 and 1998, as part of a business modernization program intended to reduce time and improve profitability, the Company purchased the windows system of MAS 90, which the software vendor has indicated is Y2K compliant. The Company is in the implementation phase for this system and other ancillary financial systems with full implementation scheduled for October 31, 1999. This system will include a detailed manufacturing and inventory system. Based on this schedule, the Company expects to be in full Y2K compliance with its internal financial systems before the year 2000. However, if due to unforeseen circumstances, the implementation is not completed on a timely basis, the Y2K could have a material impact on the manufacturing operations of the Company. Contingency plans have been established in this area, where the Company believes there is some risk if the system is not implemented before the year 2000. Those plans include adapting some of the Company's currently existing MAS 90 systems to be Y2K compliant. The cost of making those adaptations is not expected to be material and would be expensed in the period incurred.

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

The government has appealed both decisions to the appropriate Circuit Court of Appeals. The Company believes it will prevail on the merits but the outcome cannot be predicted with certainty.

No assurances can be given that there will be no other challenges made to the legality of some other aspects of the Company's activities or that, if made, the Company will be successful on the merits. If MegaMania is ultimately determined to be Class III gaming, the loss of the MegaMania business could have a material adverse effect upon the Company's financial condition and results of operation. In addition, if the type of EPS used to aid the play of MegaMania is ultimately held to be a gambling device, all of the other interactive Class II bingo games currently offered by the Company and other vendors would likely be adversely effected which would have a material adverse effect upon the Company's financial condition and results of operation. Even if the Company is successful on the merits, the legal fees and expenses to be incurred by the Company related to the MegaMania litigation or any future litigation challenging other aspects of the Company's activities will likely be significant.

DEVELOPING LEGAL ENVIRONMENT. The environment in which the Company conducts its business is relatively new and presents significant legal and operating challenges and uncertainties. Fundamental issues concerning the scope and intent of IGRA remain unresolved, as do issues relating to the jurisdiction and authority of different Federal, State, local and tribal governments and agencies. For example, prior to the initiation by the Department of Justice of the MegaMania litigation, the Company had received and had relied upon opinions from the National Indian Gaming Commission ("NIGC") that MegaMania was Class II gaming. While the NIGC has its own powers of enforcement, the Department of Justice has been maintaining that it retains enforcement powers over gambling devices and is not bound by NIGC determinations. As a result, the Company faces uncertainty as to whether other actions will be initiated by the Department of Justice in the future.

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

NETWORK GAMING LITIGATION. On January 23, 1998, the Company filed a complaint against Network Gaming International Corporation ("NGI") in the Federal District Court for the Northern District of Oklahoma alleging breach of contract. On February 2, 1998, NGI filed a complaint against the Company in the same Federal District Court alleging, among other things, breach of contract, misappropriation of trade secrets, fraud and interference with prospective advantage. The complaint by NGI seeks $62 million in damages and other specified and unspecified relief. The Company intends to vigorously defend against the claims of NGI and to prosecute its own claim. Discovery has been completed and the matter is scheduled for trial in September 1999. While the Company believes that it will ultimately prevail on the merits, no assurances to that effect can be given. In any event, the cost of defending the actions has been and through the trial will continue to be substantial.

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

ITEM 4.  SUBMISSION OF MATERS TO A VOTE OF SECURITY HOLDERS

On May 11, 1999, the Company held its 1999 Annual Shareholder Meeting. The meeting involved the election of five nominees to be Directors, and the following persons were elected, constituting all of the member of the Board of Directors of the Company: Gordon T. Graves, Larry D. Montgomery, Gregory N. Stern, Thomas W. Sarnoff and Robert D. Bullock.

A separate tabulation with respect to each nominee is as follows:

                  Gordon T. Graves          4,841,963 votes for        68,023 votes against or withheld
                  Larry D. Montgomery       4,842,313 votes for        67,273 votes against or withheld
                  Gregory N. Stern          4,842,713 votes for        67,273 votes against or withheld
                  Thomas W. Sarnoff         4,841,213 votes for        68,773 votes against or withheld
                  Robert D. Bullock         4,841,213 votes for        68,773 votes against or withheld

1. In addition to the above, a proposal to ratify and approve the appointment of Pricewaterhouse Coopers LLP as the Company's independent auditors was voted upon at the Meeting and received the requisite number of votes necessary to pass, as follows:

                  4,861,781 votes for       31,502 votes against or withheld      16,703 votes abstaining

2. In addition to the above, a proposal to ratify and approve the adoption of the Company's 1998 Presidents's Stock Option Plan was voted upon at the Meeting and received the requisite number of votes necessary to pass, as follows:

                  1,624,346 votes for       351,342 votes against or withheld     38,003 votes abstaining

3. In addition to the above, a proposal to ratify and approve the adoption of the Company's 1998 Senior Executive Stock Option Plan was voted upon at the Meeting and received the requisite number of votes necessary to pass, as follows:

                  1,616,171 votes for       356,520 votes against or withheld     41,000 votes abstaining

4 In addition to the above, a proposal to ratify and approve the adoption of amendments to the Company's 1996 Stock Incentive Plan was voted upon at the Meeting and received the requisite number of votes necessary to pass, as follows:

                  1,708,924 votes for       284,017 votes against or withheld     20,750 votes abstaining


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a) The exhibits filed as part of this Quarterly Report on Form 10-Q are listed in the attached Index to Exhibits.

         (b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 13, 1999                    Multimedia Games, Inc.


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