Form 10-K
period 1999-09-30
MULTIMEDIA GAMES INC
filed 1999-12-29
CIK 896400

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

               For Annual Reports and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)
[X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the Fiscal Year ended September 30, 1999

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to _________

                         Commission file number 0-28318

                             Multimedia Games, Inc.
             (Exact Name of Registrant as Specified in Its Charter)

                 Texas                                    74-2611034
                 -----                                    ----------
     (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                 Identification Number)

   8900 Shoal Creek Blvd., Suite 300
              Austin, Texas                                  78757
              -------------                                  -----
(Address of Principal Executive Offices)                   (Zip Code)

                                 (512) 371-7100
                                 --------------
                         (Registrant's Telephone Number,
                              Including Area Code)

Securities Registered Under Section 12(b) of the Exchange Act:   NONE
Securities Registered Under Section 12(g) of the Exchange Act:   Common Stock, $.01 par value
                                                                 Class A Warrants
                                                                 Class B Warrants

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  x    No
                                             ------   -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of November 30, 1999 was $12,414,617.

         The number of shares outstanding of the issuer's Common Stock as of November 30, 1999, was 5,528,149.

         Documents incorporated by reference: None

                                     PART I

ITEM 1. BUSINESS

GENERAL

         The Company designs and develops interactive high-speed class II bingo and Class III video lottery games and related electronic player stations (EPS) and equipment that are marketed to Native American bingo halls located throughout the United States. The Company operates its interactive bingo games on behalf of its tribal customers through a multi-path communications network. The network interconnects EPS located at multiple bingo halls thereby enabling players to simultaneously participate in a live bingo game and to compete against one another to win a common pooled prize. The EPS enable players to log on to the network, select the bingo cards of their choice and to interact with the game to make game decisions such as whether to continue a card in play, daubing or "covering" a number on a card and declaring a winning bingo. The Company also produces high stakes TV bingo game shows that are televised live to multiple participating Indian bingo halls linked via closed circuit satellite and broadband telephone communications networks.

         Substantially all of the Company's games and equipment are designed and operated to meet the requirements for Class II gaming as defined in the Indian Gaming Regulatory Act of 1988. During fiscal 1999, the Company also designed, developed and marketed Class III games and equipment in the state of Washington. As of September 30, 1999, there were 4,420 EPS in operation at 80 independently owned Indian gaming facilities located in eight states and the District of Columbia, of which 520 EPS were Class III, located in four bingo halls in the state of Washington. This compares to 3,271 Class II EPS that were in operation at September 30, 1998 at 64 bingo halls located in 11 different states. Also as of September 30, 1999, the Company's live TV bingo game show, MegaBingo, was being delivered to 32 independently owned Indian bingo halls located in eight states and the District of Columbia, a decrease of 15 bingo halls compared to September 30, 1998.

         In February 1999, the Company terminated its MegaRacing operation, which was started in May 1998 to transmit horse racing signals to Indian operated OTB facilities pursuant to compacts with the state of Oklahoma. During fiscal 1999, the Company formed Gamebay.com, Inc. as a wholly-owned subsidiary to pursue the development of non-gambling activities on the Internet using interactive bingo games as a platform to derive advertising and product sale revenues. In December 1999, Gamebay.com entered into a licensing agreement with MGAM to use all of the Company's intellectual property for non-gambling sweepstakes internet applications, and issued approximately 70% of its shares of common stock (including shares of preferred stock convertible into common stock) in a private placement to a group of investors for $5.5 million.

         Multimedia Games, Inc. (the "Company") was incorporated under the laws of the State of Texas on August 30, 1991. Unless the context otherwise requires, the term the "Company" and "MGAM" includes Multimedia Games, Inc., and its subsidiaries - TV Games, Inc., MegaBingo, Inc., Multimedia Creative Services, Inc., American Gaming Network L.L.C., and Gamebay.com, Inc. The Company's executive offices are located at 8900 Shoal Creek Blvd., Suite 300, Austin, Texas, 78757, and its telephone number is (512) 371-7100.

         MegaBingo(TM), MegaCash(TM), MegaBingo Lite(TM), MegaMania(TM), FlashCash(TM), Big Cash Bingo(TM), Flash 21 Bingo(TM) and Evergreen(TM) are trademarks and tradenames of the Company, and all references herein are deemed to include the applicable tradename or trademark designation.

RISK FACTORS

         The following risk factors should be carefully considered in connection with the other information and financial statements contained in this Report on Form 10-K, including Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

THE COMPANY OPERATES IN AN UNCERTAIN LEGAL AND REGULATORY ENVIRONMENT. THERE IS PENDING LITIGATION THAT MAY RESULT IN CERTAIN OF THE COMPANY'S BUSINESS ACTIVITIES BEING DECLARED ILLEGAL. THERE IS ALSO THE THREAT OF ADDITIONAL LITIGATION OR CHANGES IN REGULATIONS THAT MAY ADVERSELY AFFECT THE COMPANY'S BUSINESS.

         INDIAN GAMING. All of the Company's business relates to gaming activities on Indian lands. The operation of gaming on Indian lands is subject to the Indian Gaming Regulatory Act of 1988 ("IGRA" or the "Gaming Act"), which also created the National Indian Gaming Commission ("NIGC") to promulgate rules and regulations to enforce certain aspects of IGRA. Fundamental issues concerning the scope and intent of IGRA remain unresolved, as do issues relating to the jurisdiction and authority of the NIGC and other Federal, State, local and tribal governments and agencies. For example, prior to the initiation by the Department of Justice of the MegaMania litigation described below, the Company had received and had relied upon opinions from the NIGC that MegaMania was Class II gaming. While the NIGC has its own powers of enforcement, the Department of Justice maintains that it retains enforcement powers over "gambling devices" and is not bound by NIGC determinations. As a result, the Company faces uncertainty as to whether it can rely upon NIGC determinations and whether it may face other actions initiated by the Department of Justice in the future.

         While IGRA was intended to preempt state and local regulation of Class I and Class II gaming, many states are taking an increasingly active role in attempting to regulate Indian gaming. As a result, the Company faces uncertainty as to whether actions may be initiated against it by state and local enforcement agencies.

         In addition to the threat of litigation and enforcement actions, this regulatory uncertainty also increases the cost to the Company of doing business. Historically, the NIGC has stated that its policy is not to make determinations as to the Class II status of a game prior to the introduction and actual operation of the game on Indian lands. As a result, the Company has relied upon its own interpretation of IGRA and whatever guidance can be found in NIGC regulations and opinions believed to be analogous. In November, 1999, the NIGC announced plans to begin ruling on the Class II status of any proposed new game before it can be introduced. Public hearings on these proposed rules are scheduled for January, 2000. The outcome of these hearings and proposed rules, and the impact on new game introduction is uncertain; however, the present policy requires the Company to make a significant investment in software and game design without any assurance that the NIGC or others will agree that a game meets the requirements of Class II gaming. In addition, significant time and expense is incurred by the Company in communicating and dealing with the multitude of Federal, State, local and Tribal agencies claiming to have jurisdiction over aspects of Indian gaming.

         MEGAMANIA LITIGATION. The Company has designed and operated its MegaMania bingo game and related equipment so as to meet the requirements of Class II gaming under IGRA. Class II gaming is defined by IGRA as including "the game of chance commonly known as bingo (whether or not electronic, computer or other technological aids are used in connection therewith)..." However, the definition of Class II gaming excludes so-called "gambling devices" which are defined as "electronic or electromechanical facsimiles of any game of chance or slot machines of any kind." Generally speaking, IGRA allows Class II gaming to be conducted on Indian lands if the state in which the Indian land is located permits such gaming for any purpose by any person. Class III gaming, on the other hand, which includes gaming such as video casino games, slot machines, most table games (e.g., blackjack and craps) , most lottery games and keno, may only be conducted on Indian land pursuant to an agreement between the Indian tribe and the state in which the tribe is located. The Class III games and equipment sold and operated by the Company in the state of Washington is pursuant to an agreement between that state and local Indian tribes.

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

         The government has appealed both decisions to the applicable Federal Circuit Court of Appeals. As of December 27, 1999, no action has been taken by either appellate court on either appeal. The Company is not able to predict what the outcome of either appeal will be.

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

         OTHER CHALLENGES TO INTERACTIVE GAMES; CHANGES IN LAW AND REGULATIONS. No assurances can be given that there will be no other challenges made to the legality of the Company's interactive bingo activities or that, if made, the Company will be successful on the merits. While the Company attempts to design and operate its Class II games in accordance with IGRA and the regulations and opinions of the NIGC, it is not always successful in doing so. For example, in February, 1999, the Company introduced Evergreen as a Class II game. In November 1999, the NIGC issued an opinion that Evergreen was not Class II gaming. As a result, the Company is modifying those aspects of Evergreen that the NIGC found objectionable.

         There can be no assurance that the NIGC, either on its own initiative or as the result of pressure from or cooperation with other agencies such as the Department of Justice, will not enact additional regulations as described above, or reinterpret existing regulations in a manner that would have a material and adverse effect upon the Company, including requiring the Company to restructure its existing contractual arrangements with Indian tribes or requiring changes in the way the Company's games are conducted so that such games are classified as Class II. Any such restructuring of the Company's games has the additional risk that such games will no longer appeal to consumers or be acceptable to the tribes. There can also be no assurance that IGRA or other Federal laws will not be amended, or new legislation or regulations enacted, so as to limit the authority of tribes to self-regulate Class II gaming or to change the definition of Class II gaming in a manner adverse to the Company's business. In addition, the NIGC has issued a set of minimum internal control standards for Indian bingo hall operations, and will require hall compliance by February, 2000. Compliance with these standards could have a negative impact on the Company's interactive games.

THE COMPANY IS ALSO SUBJECT TO OTHER PENDING LITIGATION THAT MAY MATERIALLY AND ADVERSELY AFFECT ITS FINANCIAL CONDITION. THE COMPANY HAS RECENTLY SETTLED AN ADVERSE JUDGEMENT WHICH REQUIRES THE COMPANY TO PAY SUBSTANTIAL CASH AMOUNTS IN THE FUTURE WHICH MAY ADVERSELY EFFECT THE COMPANY'S FUTURE PERFORMANCE.

         NETWORK GAMING LITIGATION SETTLEMENT. In December 1999, the Company entered into an agreement with Network Gaming International Corporation ("NGI") that settled a $3.1 million verdict against the Company for breach of contract that had been awarded in November 1999 by a jury in the Federal District Court for the Northern District of Oklahoma. Pursuant to the settlement, the Company paid $800,000 to NGI in December 1999, and has agreed to pay NGI an additional $2.275 million in cash over three years. In addition, the Company delivered 125,000 shares of its Common Stock to NGI. All payments to NGI under the agreement are secured by a lien on the Company's assets that is junior and subordinate to the lien of the Company's senior bank lender. If the Company defaults on its payment obligation to NGI, NGI has reserved the right to pursue collection of its total judgment, plus interest and attorney's fees, aggregating $3.5 million, less any amounts previously paid by the Company.

         While the Company believes it will be able to meet its obligation to NGI and its other creditors with cash from operations, there is no assurance that the Company will be able to do so. In any event, the cash required to pay NGI and to meet the Company's other obligations will likely have an adverse effect upon the Company's plans for future growth.

         SHAREHOLDER CLASS ACTIONS. On May 29, 1998, a shareholder class action was filed against the Company in the Federal District Court for the Southern District of California. Also named as defendants were Gordon T. Graves and Larry
D. Montgomery. The action, which seeks an unspecified amount of damages on behalf of all similarly situated shareholders, alleges that the Company violated federal securities laws by making allegedly false and misleading statements regarding the legality of MegaMania. On July 24, 1998, a similar class action was filed in the Federal Court for the Northern District of Oklahoma. In January 1999, the two cases were consolidated in the Northern District of Oklahoma. On March 22, 1999, the class action plaintiffs filed an amended complaint that also named Clifton E. Lind, the Company's President and Chief Operating Officer, as an additional defendant and included allegations that the Company violated federal securities laws by making allegedly false and misleading statements regarding transactions between the Company and Equipment Purchasing LLC and Equipment Purchasing II LLC (See Item 13, Certain Relationships and Related Transactions). On April 19, 1999, the Company filed its Motion to Dismiss all of the claims of the plaintiffs. The Court has yet to rule on the Company's Motion. The Company intends to vigorously defend against these claims and expects to prevail on the merits, although no assurances to that effect can be given. In any event, the cost of defending against the claims could by substantial.

THE COMPANY FACES INTENSE COMPETITION.

         The Company faces intense competition not only from other providers of Class II gaming but also from the efforts by many of its existing and potential Tribal customers to extend into Class III gaming. Given the limitations placed on Class II gaming, it is difficult for the Company to compete in places where casino, slot machines and other forms of Class III gaming are permitted.

TO REMAIN COMPETITIVE, THE COMPANY MUST CONTINUE TO DEVELOP NEW PRODUCTS AND SERVICES THAT APPEAL TO ITS CUSTOMERS AND CONSUMERS.

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

THE COMPANY IS DEPENDANT UPON A FEW CUSTOMERS.

         For the year ended September 30, 1999, one tribe accounted for approximately 19% of the Company's total gaming revenues, and another tribe accounted for approximately 12% of the Company's total gaming revenues. Two tribes each accounted for approximately 17% of gaming revenues in 1998, and one tribe accounted for approximately 26% of gaming revenues in 1997. No other tribe accounted for more than 10% of the Company's total gaming revenues in any of these years. While the Company believes that its relationship with all of its tribal customers is good, the loss of either of the two tribes would have a material and adverse effect upon the Company's financial condition and results of operations.

         Approximately 45%, 48% and 45% of gaming revenues during the years ended September 30, 1999, 1998 and 1997, respectively, were derived from halls operated by four tribes.

         On September 30, 1999, accounts receivable from one tribe accounted for approximately 22% of total accounts receivable; the same tribe accounted for approximately 30% of total trade accounts receivable in 1998.

THE COMPANY MAY INCUR PRIZE PAYOUTS IN EXCESS OF GAME REVENUES.

         The prizes awarded under the Company's bingo games are based upon attaining an assumed level of gross game receipts and statistical assumptions as to the frequency of winners. With respect to its interactive gaming activities, the Company may experience on any day or over short periods of time a "game deficit" where the total aggregate amount of prizes paid exceed aggregate game revenues. In these instances, the Company essentially acts as a "bank" to its Tribal customers who continue to receive their share of gross game revenues based upon an assumed level of prize payouts. However, over any statistically relevant period of time, the Company does not experience any "game deficits" and is able to replenish any amounts "banked" for its Tribal customers. No assurances can be given that the Company will not experience abnormally high rates of jackpot prize wins in the future which may materially and adversely effect the Company's cash flow on a temporary basis.

         With respect to its TV bingo game shows, the Company self-insures against smaller prizes and obtains insurance through a third party for larger jackpots. Prize risk is also shared with participating bingo halls through funds reserved from bingo card sale receipts and deposited into a prize allocation account.

THE COMPANY HAS OUTSTANDING A SIGNIFICANT NUMBER OF OPTIONS AND WARRANTS THAT WOULD DILUTE EXISTING SHAREHOLDERS.

         As of September 30, 1999, there were outstanding rights to purchase an aggregate of 3,313,518 shares of Common Stock at exercise prices ranging from $2.00 to $9.44 per share (with the vast majority of such rights at exercise prices ranging from $2.00 to $8.00 per share). Of these outstanding rights, 2,841,099 are immediately exercisable and the remainder become exercisable in substantially equal annual increments over the next two years. In addition to such rights, the shares of the Company's Series A Preferred Stock are immediately convertible into 435,195 shares of Common Stock. To the extent that such rights and Series A Preferred Stock are exercised or converted, dilution to the Company's shareholders will occur. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected, since the holders of such rights and Series A Preferred Stock can be expected to exercise or convert them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than the exercise terms provided in such securities.

THE COMPANY DOES NOT EXPECT TO PAY ANY DIVIDENDS.

         The Company has never declared or paid any cash dividends on its Common Stock. The Company intends to retain its earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

THIS ANNUAL REPORT CONTAINS FORWARD LOOKING STATEMENTS THAT MAY PROVE
INACCURATE.

         This Annual Report on Form 10-K contains various "forward-looking statements" within the meaning of Federal and state securities laws, including those identified or predicated by the words "believes," "anticipates," "expects," "plans" or similar expressions. Such statements are subject to a number of uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, those described under "Risk Factors". Given these uncertainties, investors are cautioned not to place undue reliance upon such statements.

PRODUCTS AND SERVICES

         GENERAL. The Company designs and develops its own interactive high-speed bingo games to run over its multi-pathed interactive communications network. The game design process involves matching game parameters to the needs of the target consumer group and includes graphics design, software programming and test feedback. The Company also designs and assembles the electronic player stations (EPS) used as technological aids to the play of its interactive bingo games. The EPS, which are essentially smart computer terminals that allow players to select and play bingo cards by interacting through touching the EPS screen, are interconnected through a common carrier communications network, which is the backbone of the Company's multi-pathed interactive network. This interconnection allows players to compete against one another in a live bingo game to win a common pooled prize in accordance with the requirements of Class II gaming. The Company also produces high stakes TV bingo game shows that are televised live to multiple participating Indian bingo halls linked via closed circuit satellite and broadband telephone communications networks. The Company also designs and develops interactive high-speed Class III bingo games for Indian Tribes in the State of Washington.

         In connection with all of these activities, the Company provides its tribal customers virtually all of the "back office" record keeping necessary to account for revenues and prize payouts. The Company's systems enable it to account, by bingo hall and individual EPS, for game revenues and payouts and to prepare and disseminate reports to its tribal customers.

         INTERACTIVE GAMES. As of December 1, 1999, the Company's offering of high speed interactive Class II bingo games consisted of MegaMania, FlashCash, and Big Cash Bingo. The Company has modified and combined aspects of its FlashCash Bingo and Evergreen Bingo games into a new game called Flash 21 Bingo which it introduced in December, 1999. All of the interactive games are variations of bingo and have several attributes in common. For example, to play, a player first opens an account with a cashier at the bingo hall and is issued a receipt for the amount deposited containing a personal identification number ("PIN"). Players then use the touch screen on the EPS to input their PIN and activate the EPS to join a game. Winnings and losses are recorded to each player's account and the positive balance in a player's account can be claimed from the cashier at any time. Players can replenish their account by making additional deposits with the cashier or by inserting money in the bill acceptor on the EPS. Play commences once the minimum number of players or bingo cards required for a particular game have logged onto the game. A live ball draw is conducted at a host Indian bingo hall. The numbers from the ball draw are transmitted simultaneously via a common carrier digital frame relay communications network to all other participating bingo halls and appear on the interconnected EPS participating in the particular game. Players are able to daub their cards and declare a winning bingo by interacting with the EPS touch screen or pressing a mechanical button.

         The factors that distinguish one game from another are the minimum number of players or bingo cards required to commence a game, the predetermined patterns required in order to win a prize, the size and number of prizes, and the frequency of winning each prize. Each game is also accompanied by its own unique graphics and sound.

         In MegaMania, a game will not begin unless there are at least 48 cards being played by at least 12 people. Randomly generated cards are displayed at each EPS and players are given the option of keeping the card(s) displayed, asking for a different card(s) or not playing the card(s) at all. No player may play more than eight bingo cards per EPS. Each card played costs an initial 25 cents. The bingo numbers drawn are visually displayed on the EPS screen three at a time and are also communicated audibly. After each three ball sequence, a player must take the affirmative step of pressing a "daub" button on the computer screen to daub, or cover, the called numbers on each card being played. When a player achieves a straight-line bingo, they are given eight seconds to declare the "bingo" by using the touch pad on the EPS. If a player fails to declare the "bingo" within the allotted time, he or she is said to "sleep" the bingo, and the game continues. After each sequence of three balls are drawn and announced, the player is given eight seconds to decide whether to continue a card in play by electing to "ante up" an additional 25 cents per card, or dropping one or more of the cards from play. Once a card has been dropped, it cannot be played again during that game. When the first player(s) covers and declares a straight line "bingo", all players nationwide are notified of the existence of the bingo. The declaration of "bingo" by a player ends the straight-line game nationwide. Upon declaring the bingo, the player wins a prize that is determined by the number of cards being played by all players, the number of balls that have been drawn, and the number of other players declaring bingo simultaneously. The largest possible prize comes if a single player is able to declare bingo after only four balls have been drawn, the lowest mathematically possible number of ball draws that would allow a player to declare bingo. Interim prizes are also awarded to each person who covers two corners of a card based from each three ball draw. A player can win more than one interim prize by covering more than two corners of the card. If no interim prize has been awarded prior to a winning straight line bingo, the game continues until at least one prize is awarded for covering at least two corners of a card.

         In Big Cash Bingo, players win by covering any of 14 basic patterns on a bingo card: any straight line bingo pattern (12 ways), all four corners (one way) and a diamond pattern in the middle of the card (one way). Cards costs 25 cents and each player can play up to 15 cards per EPS. A Big Cash Bingo game ends when a player declares a winning bingo from any one of the 14 winning patterns. Unlike MegaMania, there is no ante-up feature to keep a card in play and there are no interim prizes awarded for covering corners. Approximately 40% of the prize pool is available for the "Near Miss" prize. This is awarded to all players who achieve one of the 14 winning patterns on the next ball drawn after the initial winning bingo has been declared. Big Cash Bingo also offers a "Grand Slam" super jackpot for players who pay an extra 25 cents per card at the beginning of the game and achieve the four number diamond pattern within the first four balls drawn.

         In Flash 21 Bingo, players win by covering any of 21 basic patterns on a bingo card: any straight line bingo pattern that uses the "free" space (four ways), any straight line bingo pattern that does not use the "free" space (eight ways), any corner along with the two spaces adjacent to the corner (four ways), all four corners (one way) and any corner along with the two adjacent vertical and horizontal spaces (four ways). Cards costs 25 cents and each player can play up to 12 cards per EPS. A Flash 21 Bingo game ends when a player declares a winning bingo from any one of the 21 winning patterns. Unlike MegaMania, there is no ante-up feature to keep a card in play and there are no interim prizes awarded for covering corners. Once a winning bingo has been declared, a portion of the prize pool is awarded to each card that is within one space of having a winning bingo pattern. In addition, players who achieve a winning bingo within eight called balls or less are eligible for a "bonus pick" that may award prizes ranging from $5.00 to $2,500.

         VIDEO SCRATCH GAMES. As of December 1, 1999, the Company is one of three approved suppliers of Class III video lottery systems to Native American tribes in the State of Washington. Under the terms of the compact between the tribes and the State, this video lottery system is required to have multiple servers which distribute the attributes of consideration, chance and prize so that the only function of each EPS is to graphically display the outcome of each wager. This system uses EPS substantially similar to the ones used in the Company's interactive high-speed bingo games.

         ELECTRONIC PLAYER STATIONS. The Company currently offers over 8 models of EPS. Each EPS has a screen that displays the bingo cards being played and the bingo numbers drawn. The screen also serves as a touch pad that allows a player to make game decisions, such as which cards to play or drop and to declare a winning bingo. The EPS house computer terminal equipment that allow the EPS to communicate with the bingo network. EPS vary according to height, width and depth (to accommodate, in part, the differing space needs of bingo hall customers), screen size and other features affecting appearance and the visual appeal to players.

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

         During fiscal 1999, revenues from the Company's TV bingo game shows were $9.5 million. While the contribution to net margin from these games was considerably less significant to the Company than from its interactive bingo games, the TV bingo game shows are well publicized due to the potential size of jackpots and offer positive benefits by attracting additional players to bingo halls.

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

         GAMING CONTRACTS. Virtually all of the Company's revenues are derived through contracts with Indian tribes. The Company's contract with each bingo hall operator typically identifies the games, equipment and services to be provided by the Company and the terms of payment. In general, the Company and the tribe share in the "hold" or profit generated from the play of the game in percentages that vary depending upon levels of profitability. Certain tribes purchase EPS outright from the Company while others purchase EPS on an installment basis out of a dedicated percentage of the revenues generated by the EPS. In some instances, the Company has leased EPS to tribes at rentals based upon a percentage of the "hold." The video lottery system uses contracts which have features substantially similar to those for interactive high-speed bingo games; however, the Company receives a much smaller revenue sharing percentage than from the high-speed bingo games.

PRIZE FULFILLMENT

         INTERACTIVE GAMES. The prizes awarded under the Company's interactive bingo games are based upon attaining an assumed level of gross game receipts and statistical assumptions as to the frequency of winners. With respect to its interactive gaming activities, the Company may experience on any day or over short periods of time a "game deficit" where the total aggregate amount of prizes paid exceed aggregate game revenues. In these instances, the Company essentially acts as a "bank" to its Tribal customers who continue to receive their share of gross game revenues based upon an assumed level of prize payouts. However, over any statistically relevant period of time, the Company does not experience any "game deficits" and is able to replenish any amounts "banked" for its Tribal customers.

         TV BINGO GAME SHOWS. In order to provide protection against the risk that prizes awarded to players in the MegaBingo, MegaLite and MegaCash games might exceed game revenues, the terms of the agreements with the various hall operators that conduct MegaBingo and MegaCash (the "MegaBingo Operators"), provide that a fixed percentage of gross game receipts from those games (the "MegaBingo Prize Allocation") is deposited in a prize allocation account from which prizes, prize fulfillment fees and bank fees are paid ("MegaBingo Prize Allocation Costs"). The MegaBingo Operator and the Company are each entitled to a fee (the "MegaBingo Fee") which approximates 15% of gross game receipts increased by its share of cumulative game surplus and decreased, in the case of the Company, by 100% of all game deficits. A surplus (or deficit) exists to the extent that the MegaBingo Prize Allocation exceeds (or is exceeded by) the MegaBingo Prize Allocation Costs.

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

         SCA may cease its prize fulfillment responsibilities if its total cumulative prize payouts exceed its fees earned under the contract by $2,500,000. SCA is required at all times to maintain not less than $500,000 of prize fulfillment resources in the form of a performance bond or other mutually acceptable escrow arrangement. The Risk Assumption Agreement expires on December 31, 1999, but has an automatic 30 day extension period during which the Company expects to negotiate a one year extension to the agreement.

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

EMPLOYEES

         As of September 30, 1999, the Company had 173 full-time and part-time employees, including 12 engaged in field operations, 16 in game design, 13 in computer operations relating to bingo activities, 14 in accounting functions, four in the design and assembly of EPS, eight in sales and marketing activities, four in other general administrative and executive functions and 11 full-time and part-time bingo hall employees. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its current employees to be good. The Company also engages five independent contractors as computer programmers to produce the Company's interactive gaming software. In addition, approximately 30 individuals were employed by tribes to operate the Company's games in their respective halls all of whom are reimbursed by the Company.

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

ITEM 2. PROPERTIES

         For its operations headquarters in Tulsa, Oklahoma, the Company leases approximately 9,440 sq. ft. of office space, which expires in October 2001, and approximately 1,000 sq. ft. of warehouse space which expires in March 2000. For some of its computer programmers in Dallas, Texas, the Company leases 1,656 sq. ft. of office space, which expires in December 2002. For its EPS assembly operations in Austin, Texas, the Company leases approximately 20,000 sq. ft. of factory space (expiring in February 2001), and for its executive headquarters leases 3,744 sq. ft. of office space on a month-to-month basis. For its Director of Software Quality Control, the Company leases 200 sq. ft. of office space in Ash Grove, Missouri, which expires February 28, 2000. Aggregate annual rentals under these five leases are approximately $249,000. The Company believes that such leases will be renewed as they expire or that alternative properties can be leased on acceptable terms. At no cost, the Company also houses a portion of its satellite link equipment in a trailer located adjacent to the Cheyenne-Arapaho bingo hall in Concho, Oklahoma.

ITEM 3. LITIGATION

         See "Item 1. Business-Risk Factors" for a discussion of the material litigation involving the Company.

         In addition, the Company is also the subject of various pending and threatened claims arising out of the ordinary course of business. Management believes that any liability resulting from such claims will not have a material adverse effect on the results of operations or the financial condition of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         Not applicable

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock has been listed on the NASDAQ SmallCap Stock Market under the symbol MGAM since May 15, 1996. The following table sets forth the range of the quarterly high and low bid prices for the last two fiscal years, as reported in the Wall Street Journal.

               FISCAL QUARTER                HIGH                  LOW
               --------------                ----                  ---
               First Quarter 1998          $16.875               $13.250
               Second Quarter 1998          14.875                 8.410
               Third Quarter 1998            9.688                 2.875
               Fourth Quarter 1998           5.125                 2.375
               First Quarter 1999            7.063                 2.500
               Second Quarter 1999           7.250                 4.125
               Third Quarter 1999            7.000                 4.250
               Fourth Quarter 1999           6.687                 5.500

         On December 27, 1999, the closing price of the Common Stock as reported in the Wall Street Journal was $2.468.

         There were approximately 150 shareholders of record of the Common Stock on November 30, 1999, including shares held in street name by Cede & Co. The Company believes that the shares held in street name are held for more than 1,500 beneficial owners.

ITEM 6. SELECTED FINANCIAL DATA

         The following table presents selected financial information for the Company as of the end of and for each of the five years in the period ended September 30, 1999, which has been derived from the audited Financial Statements of the Company. The selected financial data should be read in conjunction with the Financial Statements of the Company and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                       1999            1998              1997            1996             1995
                                  --------------   -------------    --------------   -------------    ------------
INCOME STATEMENT DATA:
Revenues                             $88,856,000     $70,537,000       $39,052,000     $22,887,000     $17,112,000
Operating income (loss)               (3,708,000)      3,545,000           997,000         202,000         591,000
Net income (loss)                     (2,505,000)      2,215,000         1,311,000          40,000         505,000
Earnings (loss) per share:
   *Basic                                   (.48)            .40               .29           (.04)             .26
   *Diluted                                 (.48)            .35               .23           (.04)             .24

--------------------
*Earnings (loss) per share for 1995 and 1996 have not been changed from amounts reported in those years. See Note 1 of Notes to Consolidated Financial Statements - Income Per Common Share.

BALANCE SHEET DATA:
Working capital (deficit)             (4,709,000)      4,808,000        3,846,000          172,000         292,000
Total assets                          28,880,000      19,725,000       15,400,000        7,431,000       5,118,000
Long-term obligations                  3,701,000       1,960,000        2,278,000        2,959,000       1,375,000
Stockholders' equity                  10,502,000      12,677,000       10,277,000        2,394,000       2,119,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

         The Company designs and develops interactive high-speed Class II bingo and Class III video lottery games and related electronic player stations (EPS) and equipment that are marketed to Native American bingo halls located throughout the United States. The Company operates its interactive bingo games on behalf of its tribal customers through a multi-pathed communications network. The network interconnects EPS located at multiple bingo halls thereby enabling players to simultaneously participate in a live bingo game and to compete against one another to win a common pooled prize. The EPS enable players to log on to the network, select the bingo cards of their choice and to interact with the game to make game decisions such as whether to continue a card in play, daubing or "covering" a number on a card and declaring a winning bingo. The Company also produces high stakes TV bingo game shows that are televised live to multiple participating Indian bingo halls linked via closed circuit satellite and broadband telephone communications networks.

         Most of the Company's games and equipment are designed and operated to meet the requirements for Class II gaming as defined in the Indian Gaming Regulatory Act of 1988. During fiscal 1999, the Company also designed, developed and marketed Class III games and equipment in the state of Washington. As of September 30, 1999, there were 4,420 EPS in operation at 80 independently owned Indian gaming facilities located in eight states and the District of Columbia, of which 520 EPS were Class III, located in four bingo halls in the state of Washington. This compares to 3,271 Class II EPS that were in operation at September 30, 1998 at 64 bingo halls located in 11 different states. Also as of September 30, 1999, the Company's live TV bingo game show, MegaBingo, was being delivered to 32 independently owned Indian bingo halls located in nine different states, a decrease of 15 bingo halls compared to September 30, 1998.

         In February 1999, the Company terminated its MegaRacing operation, which was started in May 1998 to transmit horse racing signals to Indian operated OTB facilities pursuant to compacts with the state of Oklahoma. During fiscal 1999, the Company formed Gamebay.com, Inc. as a wholly-owned subsidiary to pursue the development of non-gambling activities on the Internet using interactive bingo games as a platform to derive advertising and product sale revenues. In December 1999, Gamebay.com entered into a licensing agreement with MGAM to use all of MGAM's intellectual property for non-gambling internet applications for a one time fee of $1.0 million (of which $400,000 is payable after one year) and a perpetual royalty of five percent of Gamebay's gross revenue. In connection with the license grant, Gamebay issued approximately 70% of its shares of common stock (including preferred stock convertible into common stock) in a private placement to a group of investors for $5.5 million.

RESULTS OF OPERATIONS

         An analysis of the Company's gaming revenues and direct gaming expenses were as follows for the years ended September 30, 1999, 1998 and 1997.

                                                    1999            1998           1997
                                                ------------    ------------    ------------
Interactive Bingo Gaming:
     Gaming Revenue, Net of Prizes(1) .......   $ 73,109,000    $ 49,467,000    $ 20,507,000
     Allotments to Hall Operators ...........    (54,120,000)    (37,846,000)    (15,334,000)
                                                ------------    ------------    ------------
     Net Interactive Gaming Profit ..........   $ 18,989,000    $ 11,621,000    $  5,173,000
                                                ============    ============    ============

TV Bingo Game Shows:(2)
     Gross Revenues .........................   $  9,687,000    $ 12,173,000    $ 13,504,000
     Bingo Prizes and Related Costs .........     (7,602,000)     (8,823,000)     (9,381,000)
     Allotments to Hall Operators ...........     (1,425,000)     (1,741,000)     (2,568,000)
                                                ------------    ------------    ------------
     Net TV Bingo Profit ....................   $    660,000    $  1,609,000    $  1,555,000
                                                ============    ============    ============

------------

(1) Interactive gaming gross revenues and prizes are netted for financial statement presentation purposes.
(2)  TV bingo game shows consist of MegaBingo, MegaCash and MegaBingo Lite.

         The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included under Item 8. Financial Statements.

FISCAL 1999 COMPARED TO FISCAL 1998

         REVENUES - Total revenues for fiscal year 1999 were $88.9 million as compared to $70.5 million in 1998, a 26% increase. This increase is primarily a result of the increase in gaming revenues from interactive games, which generated revenues of $73.1 million during 1999 as compared to $49.5 million in 1998, a 48% increase. The increase in interactive gaming revenues for 1999 primarily resulted from newly installed electronic player stations and games, including approximately $220,000 from Class III video lottery equipment introduced in 1999.. The Company had an average of approximately 3,600 electronic player stations in daily operation during the year ended September 30, 1999, compared to an average of approximately 2,140 during the year ended September 30, 1998. TV bingo game show revenues decreased $2.7 million or 22% in 1999 as compared to 1998, primarily as the result of player headcount being down at most bingo facilities across the country, and several bingo halls electing not to continue playing MegaBingo during 1999.

         Revenue from sales of electronic player stations decreased by $3.4 million, going from $5.0 million in 1998 to $1.6 million in 1999. The decrease was primarily due to a discontinuation of the sale of player stations to related parties.

         Lease revenues from electronic player stations leased to Indian tribes increased slightly from $3.4 million in 1998 to $3.5 million in 1999. In 1999, $673,000 of lease revenue came from the lease of Class III video lottery equipment, which is a new product line for MGAM. Other revenue increased from $458,000 in 1998 to $912,000 in 1999 primarily as a result of a $345,000 increase in revenue from MegaRacing, which was discontinued in February 1999, and a $75,000 increase in back-office fees associated with the Company's Class III operations.

         BINGO PRIZES AND RELATED COSTS - Bingo prizes and related costs decreased $1.2 million or 14% during 1999 as compared to 1998. The decrease is commensurate with the decrease in TV bingo game show revenues discussed above. Interactive gaming revenues are recorded net of prize costs; therefore, these prize costs are not reflected in bingo prizes and related costs.

         ALLOTMENTS TO HALL OPERATORS - Allotments to hall operators consist of the halls' share of the gaming income after prizes and allocable prize costs. Allotments to hall operators increased 40% to $55.5 million in 1999, as compared to $39.6 million in 1998. The primary reason for the increase is hall commissions related to interactive gaming where the allotment to hall operators increased from $37.8 million in 1998 to $54.1 million in 1999, an increase of 43%, which is commensurate with the overall increase in interactive gaming revenue. The decrease in hall commissions related to TV bingo game shows is caused primarily by the decrease in MegaBingo revenues discussed above.

         COST OF ELECTRONIC PLAYER STATIONS SOLD - Cost of electronic player stations sold were $1.0 million in 1999 as compared to $2.7 million in 1998, or a decrease of $1.7 million. The decrease was due to the lower number of electronic player stations sold in 1999 and the discontinuation of the sale of player stations to related parties, as discussed above. The gross margin on electronic player station sales was $661,000 in 1999 and $2.3 million in 1998.

         SALARIES AND WAGES - Salaries and wages increased $1.8 million, or 61% during 1999 as compared to 1998. Most of the increase relates to additional personnel hired in late fiscal 1998 or during fiscal 1999 to address the needs of the Company's interactive gaming network, such as installation, training and maintenance, the operation of interactive game ball draw equipment, increased manufacturing activities, and the pursuit of new business including the Class III video lottery business. Accrued vacation increased in the fourth quarter by approximately $108,000 as the Company agreed to pay an amount that was greater than the Company's vacation policy upon which prior quarterly accruals during 1999 had been based.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased $3.0 million, or 31% during 1999 as compared to 1998. Approximately $1.1 million, or 35% of the increase was for repair and maintenance of the Company's larger and older fleet of EPS used in its interactive gaming activities. This included the cost of new EPS replacement glass for new games and an adjustment of the repair inventory pool. The Company reviewed each category of inventory and other property and determined that approximately $705,000 of inventory and other property should be written down for a number of reasons, including obsolescence, the discontinuance of the project or product line to which the property related, and the use of certain items of finished goods inventory for repair and spare parts. Travel costs increased $0.3 million, or 37% primarily because of the increase in field service and repair activity. Rental costs increased $0.6 million because of frame relay communications expansion associated with expanded interactive gaming networks. Employee benefits increased $0.5 million because of the larger staff, including increases in health and life insurance premiums and 401(k) contributions. The reserve for bad debt increased $0.3 million in fiscal 1999, primarily due to the nonpayment of accounts due from MegaRacing customers; other MegaRacing expenses increased $0.3 million in fiscal 1999.

Contract labor, postage and shipping and advertising each increased by approximately $200,000 in support of the expanded interactive network. Insurance expense increased $100,000 for the same reason. These increases were offset by a reduction in legal expenses of $1.2 million, excluding the NGI lawsuit legal fees which are classified separately in the Company's statement of operations.

         NGI JUDGMENT AND RELATED EXPENSES - The Company's most substantial expense increase was the $4.5 million in settlement, legal, and other costs related to the NGI litigation and the resulting judgment against the Company (see "Item 1, Business-Risk Factors" and Notes 4 and 8 of Notes to Consolidated Financial Statements).

         AMORTIZATION AND DEPRECIATION - Amortization and depreciation increased $3.2 million, or 108% during 1999 as compared to 1998, primarily as a result of depreciation on a greater number of EPS in service during 1999 as compared to 1998. The increase is also the result of a $466,000 increase in depreciation on a greater number of EPS under lease in 1999, amortization of EPS and software programming costs capitalized during 1998 and 1999, (approximately $400,000 of the increase) the amortization of EPS units repurchased during fiscal 1999 (approximately $648,000 of the increase), and the rapid write-off (approximately $459,000 of the increase) of leased Class III EPS as the result of the unusually short pay back time of these leased units. The Company made $14.0 million in capital additions during 1999.

         INTEREST INCOME - Interest income decreased from $284,000 in 1998 to $192,000 in 1999 primarily because fewer EPS were sold for cash and notes receivable.

         INCOME TAX - Income tax increased to a tax benefit of $1.3 million in 1999 from an expense of $1.5 million in 1998. The 1998 income tax expense represents an effective tax rate of 40% on pretax income of $3.7 million. The tax benefit at an effective rate of 34% in 1999 resulted primarily from non-deductible expenses for tax purposes.

FISCAL 1998 COMPARED TO FISCAL 1997

         REVENUES - Total revenues for fiscal year 1998 were $70.5 million as compared to $39.1 million in 1997, an 80% increase. The increase was due to an 81% increase in gaming revenues over 1997, primarily as a result of the Company's interactive games which generated revenues of $49.5 million during 1998 as compared to $20.5 million in 1997. The increase in interactive gaming revenues for 1998 primarily resulted from newly installed electronic player stations and games. The Company had an average of approximately 2,140 electronic player stations in daily operation during the year ended September 30, 1998, compared to an average of approximately 950 during the year ended September 30, 1997. TV bingo game show revenues decreased $1.3 million or 10% in 1998 as compared to 1997, primarily as the result of player headcount being down at most bingo facilities across the country, and several bingo halls electing not to continue playing MegaBingo during 1998.

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

         COST OF ELECTRONIC PLAYER STATIONS SOLD - Cost of electronic player stations sold were $2.7 million in 1998 as compared to $1.7 million in 1997, or an increase of $1.0 million. Cost of electronic player stations sold associated with related party sales were $1.9 million in 1998, or an increase of $.7 million over 1997. The overall increase was due to the higher number of electronic player stations sold in 1998, as discussed above. The gross margin on electronic player station sales was $468,000 in 1998 and $270,000 in 1997, and the gross margin for related party sales was $1.9 million and $1.3 million in 1998 and 1997, respectively.

         SALARIES AND WAGES - Salaries and wages increased $.8 million, or 35% during 1998 as compared to 1997. Most of the increase relates to additional personnel hired to assist in the installation, training and maintenance related to the interactive gaming network.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased $4.9 million, or 98% during 1998 as compared to 1997. Approximately 45% or $2.2 million of the increase was the result of the MegaMania litigation and legal and regulatory activities. The remainder of the increase was primarily due to an increase in travel of $.4 million, an increase in interactive gaming telecommunications of $.4 million, an increase in employee benefits of $.4 million, an increase of $.3 million in advertising and promotions and an increase in consulting and contract labor of $.2 million, all related to the expansion of the interactive gaming network. In addition, there was a write-off of capitalized software cost of $.4 million.

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

FUTURE EXPECTATIONS AND FORWARD-LOOKING STATEMENTS

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

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the Company had unrestricted cash and cash equivalents of $1.3 million, a $586,000 decrease from September 30, 1998. During the years ended September 30, 1999 and 1998, $4.7 million and $5.5 million, respectively, of cash was provided by operations. The Company used $12.6 million and $6.0 million, respectively, in investing activities in 1999 and 1998, almost entirely for additions to fixed assets, consisting primarily of software development for interactive gaming and hardware for interactive gaming player stations and game operation. The Company's increase in net cash from financing activities of $7.3 million in 1999 compared to 1998 resulted from increased borrowings under a new credit facility with a bank entered into during 1999. The Company had negative working capital of $4.7 million at September 30, 1999 versus positive working capital at September 30, 1998 of $4.8 million.

During the year ended September 30, 1998, the Company incurred legal and professional fees and expenses of approximately $3.2 million, or an increase of $2.6 million when compared to the year ended September 30, 1997. Most of the increase was incurred in the second quarter of fiscal 1998, as the Company responded to the December 31, 1997 actions by the Tulsa U.S. Attorney in attempting to shut-down the Company's MegaMania bingo game. During fiscal 1999, the Company incurred legal and professional fees of $2.0 million, exclusive of the NGI litigation and related settlement, or a decrease of $1.2 million compared to fiscal 1998. While legal fees and expenses related to MegaMania and other litigation involving the Company will continue to be significant in fiscal 2000, such fees and expenses are not expected to approach the levels seen in fiscal 1999. However, this expectation could change if the level of activity in the pending shareholder class action increases from that presently anticipated.

         On July 29,1999 the Company entered into a revolving credit facility with Coast Business Credit, a Division of Southern Pacific Bank, located in Los Angeles, California. Pursuant to the credit facility, the Company may borrow up to $10,000,000, or such lesser amount as is permitted under various borrowing base formulas. As of September 30, 1999, under the most restrictive of the borrowing base formulas, there was $9,000,000 of borrowings available to the Company, of which $8,137,000 had been borrowed and was outstanding. The credit facility expires in July 2002 and is secured by all assets of the Company and the personal guarantee of $1,500,000 from the Company's Chairman and CEO Gordon
T. Graves. The initial application of the funds available under this facility were used to pay $1,900,000 of debt owed to two other banks, approximately $2,400,000 was used for the repurchase of EPS owned by the EP LLC II partnership and approximately $4,000,000 was used to relieve outstanding accounts payable, which for the most part included components for the manufacture of Class III video lottery devices and past due legal and professional fees. Borrowings under the facility bear interest, payable monthly, at a rate equal to the greater of 9% or 1.75% above the prime rate from time to time in effect. All of the Company's revenues are deposited into a "blocked" account controlled by the Bank and disbursements from the "blocked" account may be made only with the approval of the Bank. In December 1999, the credit facility was amended in connection with obtaining Coast's consent to the terms of the settlement of the NGI litigation. The amendment waives any defaults that may have resulted from the settlement, increases the early termination fee payable by the Company in the event the Company prepays the credit facility prior to its maturity in July 2002, and requires the Company to pay a $100,000 fee to Coast in consideration for the amendment.

         The Company believes that its current operations, including the payment of its expected legal fees and expenses, and the payments to NGI under the settlement agreement can be sustained from cash from operations. The Company has adequate inventory on hand to support the assembly and installation of approximately 700 additional EPS to further expand the Company's interactive gaming operations, requiring little cash from future operations. In addition, the Company has approximately 300 used EPS available for use in its rental pool. To expand interactive gaming operations beyond this 1,000 unit level will require funding from external sources. Due to the terms of the credit facility with Coast Business Credit and the settlement agreement with NGI, including the fact that both are secured by all of the Company's assets, it is not likely that the Company can refinance these obligations from other sources in the forseeable future. The inability to obtain additional financing when needed could have a material adverse effect on the Company's ability to achieve its planned objectives as well as any expectations the market might have about the Company's future performance.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities. FAS 133 is effective for transactions entered into after January 1, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. Because of the Company's minimal use of derivatives, adoption of this statement will have not have a significant impact on the Company's results of operations.

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

         INTERNAL BUSINESS SOFTWARE - During 1997 and 1998, as part of a business modernization program intended to reduce time and improve profitability, the Company purchased the windows system of MAS 90, which the software vendor has indicated is Y2K compliant. The Company implemented this system and other ancillary financial systems during fiscal 1999. This system includes a detailed manufacturing and inventory system. The Company believes it is in full Y2K compliance with its internal financial systems for the year 2000. However, if due to unforeseen circumstances, the Y2K implementation is not successful, it could have a material impact on the operations. Accordingly, contingency plans have been established. The cost of making any adaptations is not expected to be material and would be expensed in the period incurred.

         INTERACTIVE GAME SOFTWARE - The Company's interactive games have been configured using the Microsoft four digit system which is Y2K compliant. All current games and system components have been tested, and all communication services vendors have certified that their systems are Y2K compliant.

         TV BINGO GAME SHOW SOFTWARE - Printer software and game management software for the TV game show system has been rewritten, tested and installed to achieve Y2K compliance. There is a contingency plan to use preprinted cards at all sites if there is a software or hardware failure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Except for the effects of short term interest rates under the Company's line of credit, which the Company does not consider material, the Company is not subject to any other interest rate, exchange rate or commodity price risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements filed in this Annual Report on Form 10-K are listed in the Index to Financial Statements appearing in Part IV, Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company has had no disagreements with its accountants on accounting or financial disclosure issues. The disclosures called for related to changes in accountants have been previously reported by the Company in Form 8-K's filed by the Company with the Securities and Exchange Commission on July 1, 1999 and October 5, 1999

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The executive officers and directors of the Company, and their respective ages and positions with the Company are as follows:

       NAME                  AGE       POSITION
       ----                  ---       --------

Gordon T. Graves             62        Chairman of the Board, Chief Executive
                                       Officer and Director

Clifton E. Lind              53        President and Chief Operating Officer

Gordon T. Sjodin             58        President of MegaBingo Inc.

Michael E. Newell            48        Vice President

Robert F. Lannert            44        Vice President

Gary L. Loebig               50        Vice President

Frank W. Rehanek, Jr.        38        Chief Financial Officer

Larry D. Montgomery          61        Vice Chairman of the Board and Director

Thomas W. Sarnoff            71        Director

Ali P. Alizadeh              36        Director

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

         CLIFTON E. LIND has been the President and Chief Operating Officer of the Company since June 1998. From January 1997 until joining the Company as President, Mr. Lind was President of Celmark, Inc., an Austin, Texas based company owned by Mr. Lind that provided management and financial consulting services to start-up companies and that provided financial consulting services to the Company. From 1991 to 1993, Mr. Lind was the Executive Vice President, Chief Operating Officer and Chief Financial Officer of KDT Industries, where he worked with Mr. Graves. From 1994 until January 1997, Mr. Lind was the President and Chief Executive Officer of KDT Industries

         GORDON T. SJODIN was Vice President of the Company since September 1994 prior to being elected President of the Company's wholly-owned subsidiary, MegaBingo, Inc., in December 1998. In April 1994, Mr. Sjodin joined MegaBingo, Inc., as its Vice President - Sales and served in such position until September 1994, when he became Vice President of the Company. From August 1989 until April 1994, Mr. Sjodin was employed by American Gaming and Entertainment ("AGE") as, successively, Director, Sales and Marketing, and Director, Corporate Development.

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

         GARY L. LOEBIG was elected a Vice President of the Company for New Market Development in December 1998. Since 1984, Mr. Loebig was employed by Stuart Entertainment, dba Bingo King, Omaha, Nebraska, a publicly traded company engaged in the manufacture and sale of bingo cards and related equipment and products. With Bingo King, Mr. Loebig served in various capacities, beginning as general sales manager and last serving as Senior Vice President - Market and Product Development.

         FRANK W. REHANEK, JR. has been the Chief Financial Officer of the Company since September, 1999. He has been the Corporate Controller since February of 1997. In addition, Mr. Rehanek serves as the accounting systems coordinator, creating custom reports for management using MAS90 accounting software. Prior to joining the Company, Mr. Rehanek was Controller of the Oklahoma Corporate Credit Union. A Certified Public Accountant with 15 years of experience in industry, Mr. Rehanek graduated from Northeastern State University in Tahlequah in 1983.

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

         ALI P. ALIZADEH has been a Director of the Company since August 1999. Mr. Alizadeh is currently a Senior Vice President in the Corporate Finance Department of Jefferies & Company, Inc., an investment banking firm. Mr. Alizadeh joined Jefferies in May 1999 to focus on origination of transactions in the gaming and leisure industries. Mr. Alizadeh has completed in excess of $550 million in over 45 transactions for corporate, tribal and vendors in the gaming industry. He has substantial industry expertise and is a frequent speaker at various gaming conferences. Prior to joining Jefferies, Mr. Alizadeh spent two years at Dain Rauscher and five years at Miller & Schroeder. He has also held corporate finance positions at Citicorp, N.A. in Chicago and New York. He holds a B.A. in Economics from Macalester College, and an M.B.A. in Finance from the University of Rochester's Simon School of Business in Rochester, New York.

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

         No family relationship exists between any of the directors or executive officers of the Company, except that Thomas W. Sarnoff is the father of Daniel
J. Sarnoff, the President of the Company's Gamebay.com subsidiary. See Item 13, Certain Relationships and Related Transactions.

MEETINGS OF BOARD OF DIRECTORS

     During the fiscal year ended September 30, 1999, the Board of Directors held 5 meetings. During that period no Director attended fewer than 100% of the aggregate of (i) the total number of meetings of the Board of Directors held during the period for which he was a director, and (ii) the total number of meetings held by all Committees of the Board of Directors on which he served during the period that he served on such Committees.

BOARD COMMITTEES MEETINGS AND MEMBERSHIP

         The Company has an Audit Committee of the Board of Directors, whose members are Messrs. Alizadeh, Graves and Montgomery, and a Compensation Committee whose members are Messrs. Alizadeh, Graves and Sarnoff.

         The Audit Committee meets with management and the Company's independent accountants to determine the adequacy of internal controls and other financial matters. The Compensation Committee reviews general policy matters relating to compensation and benefits of employees and officers of the Company and administers the Company's stock option plans. The Audit Committee held 2 meetings in fiscal 1999, and the Compensation Committee held 1 meeting in fiscal 1999.

REPORT OF THE COMPENSATION COMMITTEE

OVERVIEW AND PHILOSOPHY

         The Compensation Committee (the "Committee") of the Board of Directors regularly reviews and approves all executive officer pay plans and develops recommendations for stock option grants for approval by the Board of Directors. These include the following major compensation elements: base salaries, annual cash incentives, stock options and various benefit plans.

         The Committee is composed of Mr. Sarnoff and Mr. Alizadeh, independent, outside directors, and Mr. Graves, an employee director. It is the Committee's objective that executive compensation be directly determined by achievement of the Company's planned business performance. Specifically, the Company's executive compensation program is designed to reward exceptional performance that results in enhanced corporate and share values.

         The Committee recognizes that the industry sector in which the Company operates is both highly competitive and is challenged by significant legal and regulatory uncertainty with the result that there is substantial demand for qualified, experienced executive personnel. The Committee considers it crucial that the Company be assured of retaining and rewarding its top caliber executives who are essential to the attainment of the Company's ambitious long-term goals.

         For these reasons, the Committee believes the Company's executive compensation arrangements must remain competitive with those offered by other companies of similar size, scope, performance levels and complexity of operations.

CASH COMPENSATION

         The Committee believes that annual cash compensation should be paid commensurate with attained performance. For these reasons, the Company's executive cash compensation consists of "fixed" base compensation (salary) and variable incentive compensation (annual bonus). Base salaries for executive officers are established considering a number of factors, including the executive's individual performance and measurable contribution to the Company's success, and pay levels of similar positions with comparable companies in the industry. The Committee supports the Company's compensation philosophy of moderate fixed compensation for elements such as base salary. Base salary decisions are made as part of the Company's structured annual review process.

STOCK OPTIONS

         The Committee recommends executive stock options under the Company's stock option plans to foster executive officer ownership and to provide direct linkage with shareholder interests. The Committee considers options previously granted, industry practices, the executive's accountability level, and assumed, potential stock value in the future when granting stock options. The Committee recommends option amounts to provide retention considering projected earnings to be derived from option gains based upon relatively aggressive assumptions relating to growth and earnings. In this manner, executive gains closely parallel those of other shareholders over the long-term. Therefore, the stock option program serves as an effective long-term incentive and retention tool for the Company's executives, as well as other key employees. The exercise prices of stock options granted to executive officers are equal to the market value of the stock on the date of grant. Therefore, stock options provide an incentive to executives to maximize the Company's profitable growth which ordinarily, over time, should be reflected in the price of the Company's stock.

BENEFITS

         The Company provides benefits to the named executive officers that are generally available to all Company employees. The amount of executive level benefits and prerequisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed 10% of total salary and bonus for fiscal year 1999, for any executive officer.

CHIEF EXECUTIVE OFFICER PERFORMANCE AND COMPENSATION

         In setting Mr. Grave's base salary for fiscal 1999, the Committee took note of the Company's rapid growth in revenue and earnings in fiscal 1998, the fact that Mr. Grave's salary was below the norm for the industry, and that he has never been compensated with any Company stock options. Mr. Grave's compensation for fiscal 1999 was $122,000 in base salary, with a bonus of $20,000.

         It is the opinion of the Committee that the aforementioned compensation policies and structures provide the necessary discipline to properly align the Company's corporate economic performance and the interest of the Company's shareholders with progressive and competitive executive compensation practices in an equitable manner.

         THE COMPENSATION COMMITTEE:
              Ali P. Alizadeh
              Thomas W. Sarnoff
              Gordon T. Graves

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         Mr. Alizadeh is an officer and employee of Jefferies & Company, Inc., which has been engaged to act as the exclusive financial advisor to the Company in connection with financing and acquisition related activities. Mr. Sarnoff is the father of Daniel J. Sarnoff, the President of the Company's Gamebay.com subsidiary. Mr. Graves is the Chairman of the Board and Chief Executive Officer of the Company and is also a Director of Gamebay.com. See Item 13. Certain Relationships and Related Transactions.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

         During the fiscal year ended September 30, 1999, two officers, Gary L. Loebig and Frank W. Rehanek, Jr., and one director, Ali Alizadeh, were delinquent in making filings under Section 16(a) of the Securities Exchange Act of 1934, as amended. Each was delinquent in timely filing Form 3's upon becoming an officer and a director, respectively, of the Company.

ITEM 11. EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE. The following table sets forth certain information concerning the annual compensation for the Company's chief executive officer and for each other executive officer earning more than $100,000 for the fiscal year ended September 30, 1999 (the "named executive officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                   LONG-TERM
                                                                                                 COMPENSATION
                                                                                                    AWARDS
                                                                                                  SECURITIES
                                                                          ANNUAL                  UNDERLYING
                                   COMPENSATION                          OPTIONS/                  ALL OTHER
FINANCIAL POSITION               YEAR         AMOUNT                   WARRANTS(#)(1)           COMPENSATION(2)
------------------               ----         ------                   --------------           ---------------
Gordon T. Graves                 1999       $ 142,009                             0                 $  3,514
Chairman and CEO                 1998          87,308                            (3)                   4,213
                                 1997          70,000                            (4)                   3,877

Clifton E. Lind (5)              1999         180,162                             0                    3,628
President and COO                1998         156,733                       338,000                    2,492

Larry D. Montgomery(6)           1999         143,000                             0                        0
                                 1998         171,777                        22,500                    3,560
                                 1997         115,160                        10,000                    6,474

Gordon T. Sjodin                 1999         120,522                        10,000                    4,073
Executive Vice President         1998         115,731                        10,100                    7,647
                                 1997         120,360                         5,000                    7,222

--------------

(1) Consists of shares of Common Stock underlying options granted pursuant to the Company's 1994 Employee Stock Option Plan, 1996 Stock Incentive Plan and President's Plan. (See "Stock Plans" below).

(2) Consists of contributions made by the Company on behalf of the named executive officers to the Company's 401(k) plan.

(3) Does not include shares of Common Stock underlying warrants issued to Equipment Purchasing II L.L.C. See Item 13. Certain Relationships and Related Transactions.

(4) Does not include (i) shares of Common Stock underlying warrants issued to Equipment Purchasing L.L.C., or (ii) shares of Common Stock issuable upon the exercise by AGN Ventures of a put right. See Item 13. Certain Relationships and Related Transactions.

(5) Mr. Lind became President and COO of the Company in June, 1998. Fiscal 1998 compensation includes amounts paid to Mr. Lind since that date and for the period commencing October 1, 1997 through June, 1998 while Mr. Lind served as a consultant to the Company. Does not include shares of Common Stock underlying warrants issued to Equipment Purchasing II L.L.C. See Item 13. Certain Relationships and Related Transactions.

(6) Mr. Montgomery served as President of the Company during 1996 and 1997 and resigned as President in December 1997. Mr. Montgomery remained an employee of the Company until April 1998 at which time he became a consultant. Amounts paid in 1998 include all amounts paid to Mr. Montgomery while an employee, and amounts paid to him as a consultant after April 1998. Amounts paid in 1999 include all amounts paid Mr. Montgomery pursuant to his consulting agreement with the Company. See Item 13. Certain Relationships and Related Transactions.

     OPTION/WARRANT GRANT TABLE. The following table sets forth certain information regarding options and warrants granted by the Company during its fiscal year ended September 30, 1999 to the named executive officers.

                   OPTION/WARRANT GRANTS IN LAST FISCAL YEAR

                                Individual Grants

                                        NUMBER OF            % OF TOTAL
                                       SECURITIES             OPTIONS/
                                       UNDERLYING             WARRANTS
                                        OPTIONS/             GRANTED TO
                                        WARRANTS            EMPLOYEES IN             PRICE            EXPIRATION
       NAME                            GRANTED (#)           FISCAL YEAR           PER SHARE             DATE
       ----                            -----------           -----------           ---------             ----

Gordon T. Graves                            --                   --                    --                   --

Clifton E. Lind                             --                   --                    --                   --

Larry D. Montgomery                         --                   --                    --                   --

Gordon T. Sjodin                         10,000                 8.3%                 $3.81             Nov 2008


-----------------

         AGGREGATE OPTION/WARRANT EXERCISES AND YEAR-END OPTION TABLE. The following table sets forth certain information regarding the exercise of stock options and warrants during the fiscal year ended September 30, 1999, and the unexercised stock options and warrants held as of September 30, 1999, by the named executive officers.

                                 NO. OF
                                 SHARES
                                ACQUIRED       VALUE          NO. OF SECURITIES            VALUE OF UNEXERCISED
                                  UPON       REALIZED       UNDERLYING UNEXERCISED       IN-THE-MONEY OPTIONS AT
            NAME                EXERCISE         $            OPTIONS AT FY-END                 FY-END (1)
            ----                --------       -----          -----------------                 ----------
                                                         EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                                                         -----------   -------------   -----------   -------------

Gordon T. Graves (2)               --            --            --              -              --              --

Clifton E. Lind (2)                --            --        195,000         143,000            --              --

Larry D. Montgomery                --            --          3,750          11,250            --              --

Gordon T. Sjodin                   --            --         52,150          17,450      $  36,562             --

-------------------------

(1) Market value of the underlying Common Stock at fiscal year end ($3.3125 per share), minus the exercise price.

(2) Does not include shares of Common Stock underlying warrants issued to Equipment Purchasing L.L.C., or Equipment Purchasing II L.L.C.. See Item
     13. Certain Relationships and Related Transactions.

STOCK PLANS

         In November 1994, the stockholders of the Company approved the Company's 1994 Employee Stock Option Plan (the "1994 Plan") and the 1994 Director Stock Option Plan ("Director Plan"), under which options to purchase an aggregate of 360,000 shares and 60,000 shares, respectively, of Common Stock were reserved for issuance. As of September 30, 1999, options to purchase 135,525 shares and 20,000 shares, respectively, of Common Stock were outstanding under the 1994 Plan and the Director Plan. After the adoption of the Company's 1996 Stock Incentive Plan, no new options were granted under the 1994 Plan or the Director Plan.

         In August 1996, the Board of Directors adopted the Company's 1996 Incentive Stock Plan, which was amended effective March 1, 1999 (the "1996 Plan") pursuant to which 795,127 shares of Common Stock or Common Stock equivalents may be issued.

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

         As of September 30, 1999, there were outstanding under the 1996 Plan options to purchase 352,350 shares of Common Stock, all at an exercise price of $3.81 per share, except for 10,000 shares at an exercise price of $6.875 per share.

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

         In connection with the employment of Mr. Loebig in November, 1998, the Company established the 1998 Senior Executive Stock Option Plan, pursuant to which Mr. Loebig was granted options to purchase 50,000 shares of Common Stock at $3.81 per share.

         See Note 7 of Notes to Consolidated Financial Statements

STOCK PRICE PERFORMANCE GRAPH

         The following graph compares on a cumulative basis the percentage change, since September 30, 1994, in the total shareholder return on the Company's Common Stock, with (a) the total return on the NASDAQ Composite Index, which is being used as the required broad entity market index, and (b) the total return for a selected peer group index (the "Peer Group"). The Peer Group consists of Mikohn Gaming, Silicon Gaming, Stuart Entertainment, and Interlott Technologies. The graph assumes (i) investment of $100 on September 30, 1994 in the Company's Common Stock, the NASDAQ Composite Index and the common stock of the Peer Group, and (ii) the reinvestment of all dividends.

                                                                             NASDAQ
       DATE                       MGAM               PEER GROUP          COMPOSITE INDEX
------------------          ----------------      ---------------       ------------------
September 30, 1994                    100.00               100.00                   100.00
September 30, 1995                    122.67                71.88                   136.54
September 30, 1996                    383.33                73.21                   160.53
September 30, 1997                    891.67                78.30                   220.56
September 30, 1998                    177.07                38.37                   221.62
September 30, 1999                    220.87                26.71                   359.31

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of September 30, 1999, with respect to the number of shares of Common Stock and of Series A Preferred Stock owned by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of, respectively, the Common Stock and the Series A Preferred Stock, (ii) each director of the Company, (iii) each named executive officer, and (iv) all directors and executive officers of the Company as a group:

                                                       COMMON STOCK                      PREFERRED STOCK
                                                       ------------                      ---------------

                                               NUMBER OF                          NUMBER OF
                                                SHARES                              SHARES
                                             BENEFICIALLY           PERCENT      BENEFICIALLY       PERCENT
          BENEFICIAL OWNER                       OWNED            OF CLASS(1)       OWNED         OF CLASS(1)
          ----------------                   ------------         -----------    ------------     -----------

Gordon T. Graves
1604 Crested Butte                            1,097,249(2)           19.85          80,175(3)        88.8%
Austin, Texas 78746

Clifton E. Lind
2 Las Brisas                                    220,717(4)            3.99              --             --
Austin, Texas 78746

Larry D. Montgomery
1920 S. West Union Road                         106,934(5)            1.93           1,411            1.5
Topeka, Kansas 66615

Gordon T. Sjodin
5804 E. 104th Street                             75,693(6)            1.39           1,272            1.4
Tulsa, Oklahoma 74137

Thomas W. Sarnoff
2451 Century Hill                                11,250(7)              (8)             --             --
Los Angeles, California 90067

All executive officers and directors
as a group                                    1,600,511(10)          28.98          83,351           91.8
(10 persons)

-------------

(1) Based upon 5,528,149 shares of Common Stock and 90,789 shares of Series A Preferred Stock outstanding.
(2) Consists of (i) 581,545 shares owned of record by Graves Properties, Ltd., a limited partnership controlled by Mr. Graves, (ii) 51,000 shares owned by Graves Management, Inc. Defined Benefit Trust (Graves Management, Inc. is a corporation controlled by Mr. Graves), (iii) 44,200 shares owned of record by Mr. Graves, (iv) 400,875 shares issuable upon the conversion of the Series A Preferred Stock, and (v) 19,629 shares issuable upon the exercising of warrants that are currently exercisable. Does not include an aggregate of 90,600 shares as to which Mr. Graves disclaims beneficial ownership, consisting of: (i) 44,100 shares owned of record by Cynthia Graves, Mr. Graves' wife, and (ii) 46,500 shares beneficially owned by the Gordon Graves Grandchildren Trust.
(3) Consists of (i) 5,175 shares owned of record by Mr. Graves, and (ii) 75,000 shares owned of record by Graves Properties, Ltd., a limited partnership controlled by Mr. Graves.
(4) Consists of (i) 6,088 shares owned of record by Mr. Lind, (ii) 195,000 shares issuable upon the exercise of options that are currently exercisable, and (iii) 19,629 shares that are issuable upon the exercise of warrants that are currently exercisable.

(5) Consists of (i) 96,129 shares owned of record by Mr. Montgomery, (ii) 7,055 shares issuable upon conversion of the Series A Preferred Stock, and (iii) 3,750 shares issuable upon the exercise of options currently exercisable.
(6) Consists of (i) 13,433 shares owned of record by Mr. Sjodin, (ii) 55,900 shares issuable upon the exercise of stock options that are currently exercisable (52,150 shares) or are exercisable within the next 60 days (3,750 shares), and (iii) 6,360 shares issuable upon conversion of the Series A Preferred Stock.
(7) Consists of shares issuable upon the exercise of stock options that are currently exercisable.
(8)  Less than 1%.
(9) Consists of (i) 798,771 shares owned of record, (ii) 348,000 shares issuable upon the exercise of stock options that are currently exercisable (337,263 shares) or are exercisable within the next 60 days (10,937 shares), (iii) 414,290 shares issuable upon conversion of Series A Preferred Stock, and (iv) 39,250 shares issuable upon the exercise of warrants that are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EQUIPMENT PURCHASES

         On October 1, 1998, the Company exercised its option to acquire 356 electronic player stations and related equipment (EPS) for $1,448,000 from Equipment Purchasing LLC ("EP LLC"), a limited liability company owned by an affiliate of Gordon T. Graves, the Chairman and Chief Executive Officer of the Company. The Company had originally sold the EPS to EP LLC in June and September 1997 at an aggregate sales price of approximately $2,436,000. Pursuant to agreements entered into at the time of the June and September 1997 sale transactions, the Company had an option to repurchase the EPS from EP LLC at fair market value. While the purchase price paid by the Company was not the result of an arms-length negotiation with an unaffiliated third party, the Company believes that such purchase price is comparable to what the Company would have paid to an unaffiliated third party. The purchase price was paid by
(i) cancellation by the Company of $992,000 in notes receivable due from EP LLC,
(ii) the assumption by the Company of $77,800 in debt owed by the affiliate of Mr. Graves to a financial institution, (iii) the payment by the Company of $133,000 to EP LLC, (iv) the delivery to EP LLC of a 6% promissory note of the Company in the principal amount of $133,000 due on April 1, 1999 (which was later extended to September 30, 1999), (v) the issuance of 50,000 warrants to purchase shares of common stock of the Company at $3.81 per share expiring on June 30, 2002, and (vi) the issuance of 50,000 warrants to purchase shares of common stock of the Company at $3.81 per share expiring on September 30, 2002. On October 1, 1998, the closing price of the Company's common stock as quoted on the NASDAQ SmallCap market was $2.50 per share. The warrants, which were valued by the Company and EP LLC at $112,000, were issued in cancellation of warrants to purchase the same number of shares that had been granted to EP LLC in connection with the June and September 1997 sale transactions at exercise prices of $11.00 and $13.38 per share. The $133,000 paid to EP LLC was applied by the affiliate of Mr. Graves to pay a portion of outstanding notes due the Company by such affiliate.

         On July 31,1999 the Company exercised its option to acquire 663 EPS for $2,373,623 from Equipment Purchasing II LLC ("EP LLC II), a limited liability company controlled by an affiliate of Gordon T. Graves, the Chairman and Chief Executive Officer of the Company, and of which an affiliate of Mr. Graves and Clifton E. Lind, the Company's President and Chief Operating Officer, each owned 6.36%. The Company had originally sold the EPS to EP LLC II in March and June 1998 at an aggregate sales price of approximately $3,750,000. Pursuant to agreements entered into at the time of the March and June 1998 sale transactions, the Company had an option to repurchase the EPS from EP LLC II at fair market value if, after giving effect to the repayment and the income previously received by EP LLC II, EP LLC II would receive at least a 20% return on its net investment. While the purchase price paid by the Company was not the result of an arms-length negotiation, the Company believes that such purchase price is comparable to what the Company would have paid to an unaffiliated third party.

CONSULTING AGREEMENT

         On April 15, 1998, the Company entered into a Consulting Agreement, as later amended, with Larry D. Montgomery, a Director of the Company. Mr. Montgomery was the President and COO of the Company until December 1997. The Consulting Agreement has a term of five years, but may be terminated by either party with six months notice given at any time after January 1, 1999. The Company gave notice of termination of the agreement on September 30, 1999, but expects it will continue to use the services of Mr. Montgomery on a month to month basis after the agreement expires in March 2000. Mr. Montgomery is compensated at the rate of $126,000 annually. The Company has also agreed to pay the cost of all premiums on life, health and disability insurance for Mr. Montgomery and his family for five years and, during the term of the agreement, will pay Mr. Montgomery rent of $1,000 per month for the use of office space in Topeka, Kansas.

ENGAGEMENT OF JEFFERIES & COMPANY

         On September 1, 1999, the Company engaged Jefferies & Company, Inc. ("Jefferies"), an investment banking firm located in Santa Monica, California, to act as the exclusive financial advisor to the Company in connection with financing and acquisition related activities. Mr. Ali Alizadeh, a Director of the Company, is an officer and employee of Jefferies. Pursuant to the agreement, the Company agreed to pay Jefferies a fee of $120,000 (at the rate of $10,000 per month for 12 months). In addition, the Company agreed to pay Jefferies a "success fee" for any financing or acquisition transaction consummated by the Company during the term of the agreement which may be terminated by either party upon notice.

GAMEBAY.COM

         During fiscal 1999, the Company established Gamebay.com, Inc. ("Gamebay") as a wholly-owned subsidiary to pursue non-gaming activities on the Internet. In July 1999, Gamebay granted options to Gordon T. Graves, the Chairman and Chief Executive Officer of the Company, and to Daniel J. Sarnoff, the President of Gamebay and the son of Thomas W. Sarnoff, a Director of the Company, to purchase 29,800 shares and 59,600 shares, respectively, of the common stock of Gamebay at $1.00 per share. The Company determined the fair value of these options as of the date of grant and recognized a minimal compensation expense. In December 1999, Gamebay completed the private placement of approximately 70% of its common stock (including preferred stock convertible into common stock) to a group of investors at $5.00 per share. The options granted to Mr. Graves have been valued at $2,980, which has been reflected in the Summary Compensation Table as compensation paid to Mr. Graves in 1999.

         Gregory N. Stern, a former Director of the Company who resigned in June 1999, was involved with establishing Gamebay while he was a Director of the Company. In connection with his resignation, the Company agreed to pay Mr. Stern two percent (2%) of whatever interest the Company retained or received in Gamebay, including two percent (2%) of the 490,000 shares of common stock of Gamebay held by the Company and two percent (2%) of any royalties received by the Company from Gamebay pursuant to a license to use the Company's intellectual property.

INDEBTEDNESS OF CERTAIN OFFICERS AND DIRECTORS

         During fiscal 1999, Mr. Graves was indebted to the Company in the amount of $755,169, of which $117,066 was repaid during the year, leaving a balance of $638,103 owed the Company at September 30, 1999. Substantially all of the amount owed by Mr. Graves bears interest at 6% per annum, which is accrued and payable upon the maturity of the note in February 2001.

         The amount owed by Mr. Montgomery is evidenced by a note due in April 2001, and bears interest at 6% per annum, payable annually.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

THE FOLLOWING REPORTS AND FINANCIAL STATEMENTS ARE INCLUDED IN PART II, ITEM 7-FINANCIAL STATEMENTS:

Independent Certified Public Accountants' Report................................................................39
Report of Independent Certified Public Accountants..............................................................40
Consolidated Balance Sheets, September 30, 1998 and 1999........................................................41
Consolidated Statements of Operations, Years Ended September 30,
          1999, 1998 and 1997...................................................................................42
Consolidated Statements of Changes in Stockholders Equity, Years Ended
          September 30, 1999, 1998 and 1997.....................................................................43
Consolidated Statements of Cash Flows, Years Ended September 30,
          1999, 1998 and 1997...................................................................................44
Notes to Consolidated Financial Statements......................................................................45
Schedule II Valuation and Qualifying Accounts...................................................................68
(a) THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS ANNUAL REPORT:

EXHIBIT NO.                                    TITLE                                            LOCATION
-----------                                    -----                                            --------
3.1           Amended and Restated Articles of Incorporation                                       (3)
3.2           Bylaws                                                                               (1)
10.1          Form of Integrated Gaming Services Agreement                                         (1)
10.2          Contingent Grand Prize Risk Assumption Agreement
              dated October 1, 1995, between  the Company and SCA Promotions, Inc.                 (2)
10.3          Form of 1992-3 Warrant Certificate Issued by the Company                             (1)
10.4          Form of 1995 Warrant Certificate Issued by the Company                               (1)
10.5          Registration Rights Agreement dated January 23, 1995 between the Company
              and holders of certain Warrants                                                      (1)
10.6          Registration Rights Agreement dated January 23, 1995
              between the Company and holders of certain Warrants                                  (1)
10.7          Registration Rights Agreement among  the Company and holders of
              certain Warrants                                                                     (2)
10.8          1994 Employee Stock Option Plan                                                      (1)
10.9          1994 Director Stock Option Plan                                                      (1)
10.10         1996 Stock Incentive Plan, as amended                                                (7)
10.11         President's Plan                                                                     (6)
10.12         1998 Senior Executive Stock Option Plan                                              (7)
10.13         Form of Class A Warrant                                                              (4)
10.14         Form of Class B Warrant                                                              (4)
10.15         Warrant Agreement dated November 12, 1996 between
              the Company and Corporate Stock Transfer, as Warrant Agent                           (4)
10.16         Amendment to Warrant Agreement, dated July 18, 1997                                  (4)
10.17         Consulting Agreement, dated April 15, 1998, between
              the Company and Larry D. Montgomery.                                                 (6)
10.18         Amendment to Consulting Agreement dated August 31, 1998.                             (6)
10.19         Shareholder Rights Plan                                                              (5)
21.1          Subsidiaries of Registrant                                                           (8)
23.1          Consent of PricewaterhouseCoopers LLP                                                (8)
23.2          Consent of BDO Seidman, LLP                                                          (8)
24.1          Power of Attorney (included on page 38)                                              (8)
27.1          Financial Data Schedule                                                              (8)

------------

(1) Indicates incorporated by reference to the Company's Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1994.
(2) Indicates incorporated by reference to the Company's Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1996.
(3) Indicates incorporated by reference to the Company's Form 10-QSB filed with the Commission for the quarter ended March 31, 1997.
(4) Incorporated by reference to the Company's registration statement on Form 8-A, filed with the Commission on July 29, 1997.
(5) Incorporated by reference to the Company's registration statement on Form 8-A, filed with the Commission on October 23, 1998.
(6) Indicates incorporated by reference to the Company's Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1998.
(7) Incorporated by reference to the Company's Proxy Statement filed with the Commission on April 8, 1999.
(8)  Filed herewith

(b)      REPORTS ON FORM 8-K.

         On July 1, 1999, the Company filed a Report on Form 8-K to report the termination of PricewaterhouseCoopers LLP as the independent auditors of the Company and the engagement of Arthur Andersen & Co. as the Company's new auditors. On October 5, 1999, the Company filed a Report on Form 8-K to report the resignation of Arthur Andersen & Co. as the independent auditors of the Company and the engagement of BDO Seidman, LLP as the Company's new auditors

                                POWER OF ATTORNEY

         Know all men by these presents, that each person whose signature appears below constitutes and appoints Gordon T. Graves and Clifton E. Lind, and each of them singly, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities (including his or her capacity as a director or officer of Multimedia Games, Inc.) to sign any and all amendments (including post-effective amendments) to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        MULTIMEDIA GAMES, INC.



Dated: December 28 , 1999               By: /s/ Frank W. Rehanek, Jr.
                                            -----------------------------------
                                            Frank W. Rehanek, Jr.
                                            Chief Financial Officer

         In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ Gordon T. Graves          Chairman of the Board
-------------------------     Chief Executive Officer and
Gordon T. Graves              Director                       December 28, 1999

/s/ Frank W. Rehanek, Jr.     Chief Financial Officer        December 28, 1999
-------------------------
Frank W. Rehanek, Jr.

/s/ Larry D. Montgomery       Vice Chairman of the Board
-------------------------     and Director                   December 28, 1999
Larry D. Montgomery

/s/ Thomas W. Sarnoff         Director                       December 28, 1999
-------------------------
Thomas W. Sarnoff

/s/ Ali P. Alizadeh           Director                       December 28, 1999
-------------------------
Ali P. Alizadeh

                         SUPPLEMENTAL INFORMATION TO BE
                    FURNISHED WITH REPORTS FILED PURSUANT TO
                      SECTION 15(d) OF THE EXCHANGE ACT BY
                              NON-REPORTING ISSUERS

         The Registrant has not sent to its security holders any annual report covering the Registrant's last fiscal year, or any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or meeting of security holders. In connection with its year 2000 annual meeting of stockholders, the Company anticipates sending its fiscal 1999 annual report and proxy materials to security holders.

                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT


To the Board of Directors
and Stockholders
Multimedia Games, Inc.

We have audited the accompanying consolidated balance sheet of Multimedia Games, Inc. and subsidiaries at September 30, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the year ended September 30, 1999, listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multimedia Games, Inc. and subsidiaries at September 30, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended September 30, 1999, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.





BDO SEIDMAN, LLP


Houston, Texas
December 27, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

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



PricewaterhouseCoopers LLP

Tulsa, Oklahoma
December 4, 1998

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF SEPTEMBER 30, 1999 AND 1998

                             ASSETS                                            1999            1998
                                                                           ------------    ------------
CURRENT ASSETS:
  Cash                                                                     $  1,295,000    $  1,881,000
  Accounts Receivable:
       Trade                                                                  1,897,000       1,556,000
       Game reserve                                                             721,000         459,000
       Other                                                                    291,000         637,000
  Allowance for doubtful accounts                                              (527,000)       (181,000)
  Inventory                                                                   3,121,000       2,534,000
  Prepaid expenses                                                              559,000         568,000
  Notes receivable                                                              490,000         783,000
  Notes receivable - related parties                                                 --       1,227,000
  Deferred tax asset                                                          1,500,000         246,000
                                                                           ------------    ------------

  Total current assets                                                        9,347,000       9,881,000
                                                                           ------------    ------------

  Restricted cash and long-term investments                                   2,075,000       1,636,000
  Inventory - non-current                                                     1,300,000              --
  Property and equipment, net                                                15,421,000       7,653,000
  Other assets                                                                  320,000         110,000
  Goodwill, net                                                                 417,000         445,000
                                                                           ------------    ------------

  Total assets                                                             $ 28,880,000    $ 19,725,000
                                                                           ============    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes Payable                                                            $  8,137,000    $     70,000
  Current portion of long-term debt                                           1,586,000         336,000
  Accounts payable and accrued expenses                                       4,161,000       4,371,000
  Prize fulfillment fees payable                                                172,000         296,000
                                                                           ------------    ------------
  Total current liabilities                                                  14,056,000       5,073,000
                                                                           ------------    ------------

Long-term debt, less current portion                                          1,885,000         531,000
Other long-term liabilities                                                   1,816,000       1,429,000
Deferred tax liability                                                          621,000          15,000

Commitments and Contingencies (Note 8)

Stockholders' equity:
  Preferred stock, Series A, $.01 par value, 2,000,000                            1,000           1,000
     shares authorized, 90,789 shares
     issued and outstanding
  Common stock, $.01 par value, 25,000,000 shares                                55,000          54,000
     authorized, 5,528,149 and 5,439,824 shares issued and 5,494,150 and 5,405,825 shares outstanding, respectively
  Additional paid-in capital                                                 13,173,000      12,803,000
  Stockholder notes receivable                                                 (758,000)       (817,000)
  Treasury stock, 33,999 shares at cost                                         (87,000)        (87,000)
  Retained earnings (deficit)                                                (1,882,000)        723,000
                                                                           ------------    ------------
  Total stockholders' equity                                                 10,502,000      12,677,000
                                                                           ------------    ------------

Total liabilities and stockholders' equity                                 $ 28,880,000    $ 19,725,000
                                                                           ============    ============


The accompanying notes are an integral part of the consolidated financial statements

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997

                                                              1999            1998             1997
                                                          ------------    ------------    ------------

REVENUES:
  Gaming revenue                                          $ 82,796,000    $ 61,640,000    $ 34,011,000
  Electronic player station sales                            1,642,000       1,273,000         808,000
  Electronic player station sales - related party                   --       3,750,000       2,436,000
  Electronic player station lease revenue                    3,506,000       3,416,000       1,786,000
  Other                                                        912,000         458,000          11,000
                                                          ------------    ------------    ------------

  Total revenues                                            88,856,000      70,537,000      39,052,000
                                                          ------------    ------------    ------------

Operating costs and expenses:
  Bingo prizes and related costs                             7,602,000       8,823,000       9,381,000
  Allotments to hall operators                              55,545,000      39,587,000      17,902,000
  Cost of electronic player stations sold                      981,000         805,000         538,000
  Cost of electronic player stations sold -                         --       1,878,000       1,183,000
  related party
  Salaries and wages                                         4,850,000       3,017,000       2,227,000
  Selling, general and administrative expenses              12,981,000       9,932,000       5,049,000
  NGI judgment and related fees                              4,461,000              --              --
  Amortization and depreciation                              6,144,000       2,950,000       1,775,000
                                                          ------------    ------------    ------------

  Total operating costs and expenses                        92,564,000      66,992,000      38,055,000
                                                          ------------    ------------    ------------

  Operating income (loss)                                   (3,708,000)      3,545,000         997,000

Interest income                                                192,000         284,000          29,000
Interest expense                                              (275,000)       (125,000)       (167,000)
                                                          ------------    ------------    ------------
Income (loss) before income taxes                           (3,791,000)      3,704,000         859,000
Income tax benefit (expense)                                 1,286,000      (1,489,000)        452,000
                                                          ------------    ------------    ------------

Net income (loss)                                         $ (2,505,000)   $  2,215,000    $  1,311,000
                                                          ============    ============    ============

Basic earnings (loss) per share                           $       (.48)   $        .40    $        .29
                                                          ============    ============    ============

Diluted earnings (loss) per share                         $       (.48)   $        .35    $        .23
                                                          ============    ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997


                                    PREFERRED STOCK            COMMON STOCK
                                -----------------------  ------------------------
                                  NUMBER                    NUMBER                   ADDITIONAL        STOCKHOLDER
                                    OF                        OF                       PAID-IN            NOTES
                                  SHARES      AMOUNT        SHARES       AMOUNT        CAPITAL          RECEIVABLE
                                ----------  -----------  -----------   ----------  --------------   ------------------
Balance, September 30, 1996        134,318  $     1,000    2,859,200   $   29,000  $    6,296,000   $       (1,271,000)

Exercise of common stock
  warrants                              --           --      625,216        6,000       3,154,000              (13,000)
Sale of common stock                    --           --    1,159,500       12,000       2,800,000                   --
Exercise of stock options               --           --       47,750           --         138,000                   --
Conversion of preferred stock
  to common stock                  (25,126)          --      125,630        1,000          (1,000)                  --
Payment of shareholders notes           --           --           --           --              --              688,000
Registration fees and offering
  costs                                 --           --           --           --        (108,000)                  --
Preferred stock dividends
  ($1.10 per preferred share)           --           --           --           --              --                   --
Value of options and warrants
  associated with consulting
  services                              --           --           --           --          10,000                   --
Value of warrants associated
  with related party
  equipment sales                       --           --           --           --           8,000                   --
Net income                              --           --           --           --              --                   --
                                ----------  -----------  -----------   ----------  --------------   ------------------
Balance, September 30, 1997        109,192        1,000    4,817,296       48,000      12,297,000             (596,000)
Exercise of common stock
  warrants                              --           --        4,388           -            9,000               (4,000)
Exercise of stock options               --           --      114,125        1,000         288,000             (149,000)
Conversion of preferred stock
  to common stock                  (18,403)          --       92,015        1,000          (1,000)                  --
Exercise of AGN option                  --           --      412,000        4,000         242,000              (68,000)
Registration fees and offering
  costs                                 --           --           --           --         (59,000)                  --
Value of warrants associated
  with related party
  equipment sales                       --           --           --           --          27,000                   --
Preferred stock dividends
  ($1.10 per preferred share)           --           --           --           --              --                   --
Net income                              --           --           --           --              --                   --
                                ----------  -----------  -----------   ----------  --------------   ------------------
Balance, September 30, 1998         90,789        1,000    5,439,824       54,000      12,803,000             (817,000)
Exercise of stock options               --           --       88,325        1,000         246,000
Value of warrants associated
  with related party
  equipment purchases                                                                     112,000
Gamebay Director's Options              --           --           --           --          12,000                   --
Shareholders' notes                     --           --           --           --              --               59,000
Preferred stock dividends
  ($1.10 per preferred share)           --           --           --           --              --                   --
Net income                              --           --           --           --              --                   --
                                ----------  -----------  -----------   ----------  --------------   ------------------
Balance, September 30, 1999         90,789  $     1,000    5,528,149   $   55,000  $   13,173,000   $         (758,000)
                                ==========  ===========  ===========   ==========  ==============   ==================



                                                      RETAINED             TOTAL
                                  TREASURY            EARNINGS         STOCKHOLDERS'
                                    STOCK            (DEFICIT)             EQUITY
                                --------------    ---------------     ----------------
Balance, September 30, 1996     $      (87,000)   $    (2,574,000)    $      2,394,000

Exercise of common stock
  warrants                                  --                 --            3,147,000
Sale of common stock                        --                 --            2,812,000
Exercise of stock options                   --                 --              138,000
Conversion of preferred stock
  to common stock                           --                 --                   --
Payment of shareholders notes               --                 --              688,000
Registration fees and offering
  costs                                     --                 --             (108,000)
Preferred stock dividends
  ($1.10 per preferred share)               --           (123,000)            (123,000)
Value of options and warrants
  associated with consulting
  services                                  --                 --               10,000
Value of warrants associated
  with related party
  equipment sales                           --                 --                8,000
Net income                                  --          1,311,000            1,311,000
                                --------------    ---------------     ----------------
Balance, September 30, 1997            (87,000)        (1,386,000)          10,277,000
Exercise of common stock
  warrants                                  --                 --                5,000
Exercise of stock options                   --                 --              140,000
Conversion of preferred stock
  to common stock                           --                 --                   --
Exercise of AGN option                      --                 --              178,000
Registration fees and offering
  costs                                     --                 --              (59,000)
Value of warrants associated
  with related party
  equipment sales                           --                 --               27,000
Preferred stock dividends
  ($1.10 per preferred share)               --           (106,000)            (106,000)
Net income                                  --          2,215,000            2,215,000
                                --------------    ---------------     ----------------
Balance, September 30, 1998            (87,000)           723,000           12,677,000
Exercise of stock options                   --                 --              247,000
Value of warrants associated
  with related party
  equipment purchases                       --                 --              112,000
Gamebay Director's Options                  --                 --               12,000
Shareholders' notes                         --                 --               59,000
Preferred stock dividends
  ($1.10 per preferred share)               --           (100,000)            (100,000)
Net loss                                    --         (2,505,000)          (2,505,000)
                                --------------    ---------------     ----------------
Balance, September 30, 1999     $      (87,000)   $    (1,882,000)    $     10,502,000
                                ==============    ===============     ================

     The accompanying notes are an integral part of the consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                              1999            1998             1997
                                                          ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                       $ (2,505,000)   $  2,215,000    $  1,311,000
  Adjustments to reconcile net income (loss) to cash
     provided by (used for) operating activities:
  Amortization and depreciation                              6,144,000       2,950,000       1,775,000
  Debt incurred in litigation settlement                     3,388,000              --              --
  Loss on write-off of software costs                               --         395,000              --
  Deferred tax benefit (expense)                              (648,000)        227,000        (458,000)
  Other non-cash expenses                                           --          (7,000)        119,000
  (Increase) decrease in:
     Accounts receivable                                       260,000      (1,076,000)     (1,274,000)
     Notes receivable                                          293,000        (497,000)       (286,000)
     Notes receivable - related party                          235,000       1,210,000      (2,437,000)
     Inventory                                              (1,887,000)     (2,023,000)       (153,000)
     Prepaid expenses                                            9,000        (507,000)         31,000
     Other assets                                             (210,000)        381,000        (144,000)
     Accounts payable and accrued expenses                    (235,000)      2,518,000         561,000
     Hall's share of surplus                                        --              --        (120,000)
     Prize fulfillment fees payable                           (124,000)       (301,000)        277,000
     Other                                                      12,000         (13,000)        231,000
                                                          ------------    ------------    ------------
Net cash provided by (used for) operating activities         4,732,000       5,472,000        (567,000)
                                                          ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                    (12,569,000)     (5,983,000)     (4,104,000)
  Increase in restricted cash and long-term
     investments and other long-term liabilities               (52,000)        (13,000)       (249,000)
                                                          ------------    ------------    ------------
  Net cash used for investing activities                   (12,621,000)     (5,996,000)     (4,353,000)
                                                          ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of common stock including
     collection of shareholder notes                           306,000         264,000       5,877,000
  Proceeds from debt                                         9,432,000         335,000         658,000
  Principal payments of debt                                (2,360,000)       (468,000)       (620,000)
  Payment of preferred stock dividends                         (75,000)       (106,000)       (123,000)
                                                          ------------    ------------    ------------
  Net cash provided by financing activities                  7,303,000          25,000       5,792,000
                                                          ------------    ------------    ------------

Net change in cash and cash equivalents                       (586,000)       (499,000)        872,000
Cash and cash equivalents, beginning of period               1,881,000       2,380,000       1,508,000
                                                          ------------    ------------    ------------
Cash and cash equivalents, end of period                  $  1,295,000    $  1,881,000    $  2,380,000
                                                          ============    ============    ============

SUPPLEMENTAL CASH FLOW DATA:
  Interest paid                                           $    275,000    $    125,000    $    167,000
                                                          ============    ============    ============
  Income taxes paid                                       $    290,000    $    239,000    $         --
                                                          ============    ============    ============
NON-CASH TRANSACTIONS:
  Acquisition of fixed assets with
   Notes receivable                                       $    992,000              --              --
   Debt                                                        211,000              --              --
   Warrants                                                    112,000              --              --

The accompanying notes are an integral part of the consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     OPERATIONS - The Company designs and develops interactive high-speed Class II bingo and Class III video lottery games and related electronic player stations (EPS) and equipment that are marketed to Native American bingo halls located throughout the United States. The Company operates its interactive bingo games on behalf of its tribal customers through a multi-pathed communications network. The network interconnects EPS located at multiple bingo halls thereby enabling players to simultaneously participate in a live bingo game and to compete against one another to win a common pooled prize. The Company also produces high stakes TV bingo game shows that are televised live to multiple participating Indian bingo halls linked via closed circuit satellite and broadband telephone communications networks.

     CONSOLIDATION PRINCIPLES - The financial statements include the activities of Multimedia Games, Inc. and its five wholly owned subsidiaries, MegaBingo, Inc. ("MBI"), Multimedia Creative Services, Inc., TV Games, Inc., American Gaming Network L.L.C., and Gamebay.com, Inc.

     CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments with remaining maturities when purchased of three months or less to be cash equivalents.

     RESTRICTED CASH AND LONG-TERM INVESTMENTS - Restricted cash and long-term investments include $281,000 and $269,000, as of September 30, 1999 and 1998, respectively, held in reserve for MegaBingo prizes under the provisions of the Integrated Services Agreements with the tribes and $1.7 million and $1.4 million, as of September 30, 1999 and 1998, respectively, representing the present value of investments held by the Company's prize fulfillment firm related to outstanding jackpot prize winner annuities.

     INVENTORY-CURRENT - The Company's current inventory consists primarily of computer equipment components for interactive gaming player stations and completed interactive gaming player station units expected to be sold within the Company's fiscal year. Such inventory is carried at the lower of cost (first-in, first-out) or market. As of September 30, 1999 and 1998, the Company's current inventory consisted of the following:


                   Inventory                    1999          1998
                                             ----------    ----------
                   Finished Units            $1,306,000    $  813,000
                   Used Components           $  805,000    $  579,000
                   New Components            $1,870,000    $1,181,000
                   Obsolescence Reserve      $ (860,000)   $  (39,000)
                                             ----------    ----------
                     Net Inventory           $3,121,000    $2,534,000


     INVENTORY - NON-CURRENT - The Company's non-current inventory consists of completed interactive gaming player station units expected to be leased to hall operators under operating leases. Accordingly, such leased units are transferred from inventory to the Company's property and equipment upon consummation of such leases. The balance of the Company's non-current inventory at September 30, 1999 and 1998 was $1,300,000 and $0, respectively. Such inventory is carried at the lower of cost (first-in, first-out) or market.

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

     Under the provisions of the Integrated Services Agreements with the tribes, any MegaBingo satellite dishes and monitoring equipment purchased by the Company and placed at the hall locations revert to the ownership of the tribe at the end of the agreement. Accordingly, such equipment is depreciated over the shorter of the term of the agreement or three years. This provision does not apply to interactive gaming player stations and related equipment, except for interactive gaming player stations purchased by the tribe.

     GOODWILL - The amount paid for the assets of MegaBingo plus the liabilities assumed in excess of the fair value of the identifiable assets purchased has been recorded as goodwill. The Company amortizes goodwill over 20 years using the straight-line method. Goodwill is reported net of accumulated amortization in the accompanying financial statements. Accumulated amortization amounted to $130,000, and $102,000 at September 30, 1999 and 1998, respectively.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


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

     RECLASSIFICATIONS - Certain 1998 balances have been reclassified to conform to 1999 reporting.

     GAME RESERVE - Prizes awarded under the Company's interactive games are based upon attaining an assumed level of gross game receipts and statistical assumptions as to the frequency of winners. A surplus exists when game receipts exceed prize payouts and a deficit exists when prize payouts exceed game receipts. Over any statistically relevant period of time, no material surplus or deficit exists.

     INCOME PER COMMON SHARE - Income per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("FAS 128"). Presented below is a reconciliation of income available to common stockholders and the differences between actual weighted average shares outstanding, which are used in computing basic earnings per share and diluted weighted average shares, which are used in computing diluted earnings per share. Diluted earnings per share for 1999 does not include the dilutive effect of options, warrants and convertible preferred stock because to do so would have been anti-dilutive to the Company's loss available to common stockholders.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


                                                                          FOR THE YEAR ENDED
                                                                               9/30/99
                                                                                                   Per Share
                                                             Loss               Shares              Amount
                                                         ---------------    ---------------    ----------------

Net loss                                                 $    (2,505,000)

Less: preferred stock dividends
  Basic and Diluted EPS:                                        (100,000)
                                                         ---------------
Loss available to common stockholders                         (2,605,000)         5,454,322    $           (.48)
                                                         ===============                       ================
  Effect of potentially Dilutive Securities
      not included:
Options                                                                             471,293
Warrants                                                                             21,807
Convertible preferred stock                                                         435,195

                                                                            FOR THE YEAR ENDED
                                                                                 9/30/98
                                                                                                    Per Share
                                                             Income             Shares               Amount
                                                         ---------------    ---------------     ---------------

Net income                                               $     2,215,000
Less: preferred stock dividends                                 (106,000)
                                                         ---------------
  Basic EPS:
Income available to common stockholders                        2,109,000          5,335,200     $           .40
                                                                                                ---------------
  Effect of Dilutive Securities:
Options                                                                             317,154
Warrants                                                                            147,456
Convertible preferred stock                                      106,000            442,050
                                                         ---------------    ---------------
  Diluted EPS:
Income available to common stockholders
plus assumed conversions                                 $     2,215,000          6,241,860     $           .35
                                                         ---------------    ---------------     ---------------

                                                                           FOR THE YEAR ENDED
                                                                                9/30/97
                                                                                                    Per Share
                                                             Income             Shares               Amount
                                                         ---------------    ---------------     ---------------

Net income                                               $     1,311,000
Less: preferred stock dividends                                 (123,000)
                                                         ---------------
  Basic EPS:
Income available to common stockholders                        1,188,000          4,082,231     $          .29
                                                                                                ==============
  Effect of Dilutive Securities:
Options                                                                             339,042
Warrants                                                                            332,199
Convertible preferred stock                                      123,000            527,210
Contingent shares                                                                   376,945
  Diluted EPS:
Income available to common
stockholders plus assumed conversions                    $     1,311,000          5,657,627     $          .23
                                                         ===============       ============     ==============

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


     REVENUE - Revenues from the operation of the MegaBingo, MegaCash and MegaLite bingo games are recognized as the gaming session for which the cards were purchased occurs. Interactive gaming revenues are recorded net of prizes awarded. Revenues from TV bingo game shows are recorded on a gross basis and prizes are not netted.

     Lease revenues from the lease of interactive gaming player stations are generally based on a percentage of revenue generated by the player stations and are recognized as the revenues are generated by the player stations. See Note 10.

     Revenues from the sale of electronic player stations are recorded when the player stations are delivered to the purchaser.

     STOCK BASED COMPENSATION - The Company applies Accounting Principles Board Opinion No. 25 ("APB 25") in accounting for its stock option plans rather than the alternative fair value accounting provided under SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB 25, no compensation expense is recognized for grants of options which include an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company's grants in 1999, 1998 and 1997, no compensation expense has been recognized. Pro forma information regarding net income and earnings per share under the alternative fair value accounting is required by SFAS 123 (see Note 7).

     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities. FAS 133 is effective for transactions entered into after January 1, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. Because of the Company's minimal use of derivatives, adoption of this statement will not have a significant impact on the Company's results of operations.

2.   MEGABINGO TRANSACTIONS; INTEGRATED SERVICES AGREEMENTS

     A substantial portion of the Company's revenues are derived from the Integrated Services Agreements with various tribes. The Company, in its name or in the name of the predecessor company from which it assumed the agreements, has written agreements with approximately 50 American Indian tribes that provide the Company with the right to conduct bingo operations on their respective Indian lands. Approximately 20 of these agreements were renewed for five (5) year terms in 1995 and half of the remaining contracts have unexpired terms of between one and two years. The remaining contracts are being continued on a month to month basis.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


3.   PROPERTY AND EQUIPMENT

     At September 30, 1999 and 1998, the Company's property and equipment consisted of the following:

                                               1999           1998
                                           ------------   ------------

Gaming and satellite equipment             $ 21,430,000   $  9,469,000
Software costs                                4,706,000      2,599,000
Other                                           178,000        172,000
                                           ------------   ------------
Total property and equipment                 26,314,000     12,240,000
Less accumulated depreciation               (10,893,000)    (4,587,000)
                                           ------------   ------------
Property and equipment, net                $ 15,421,000   $  7,653,000
                                           ============   ============

     Depreciation expense amounted to $6,070,000, $2,900,000 and $1,748,000 during the years ended September 30, 1999, 1998 and 1997 respectively. The net book value of capitalized software costs at September 30, 1999 and 1998 was $3,131,000 and $1,974,000 respectively. Depreciation expense related to software cost amounted to $811,000, $621,000 and $310,000 during the years ended September 30, 1999, 1998 and 1997 respectively.

     In addition, in connection with a December 1995 transaction, the Company capitalized the $500,000 cost of a license acquired from National Gaming International Corporation ("NGI"), which the Company began amortizing over the five-year term of the related license agreement. As of September 30, 1998, the Company determined that the then unamortized portion of this asset and certain additional related software development costs (aggregating $395,000 at September 30, 1998) had been impaired as a result of the status of certain litigation (see Note 8) and, accordingly, reduced the carrying value of the asset to zero.

4.   LONG-TERM DEBT

     On July 29,1999 the Company entered into a revolving credit facility with Coast Business Credit, a Division of Southern Pacific Bank, ("Coast") located in Los Angeles, California. Pursuant to the credit facility, the Company may borrow up to $10,000,000, or such lesser amount as is permitted under various borrowing base formulas. As of September 30, 1999, under the most restrictive of the borrowing base formulas, there was $9,000,000 of borrowings available to the Company, of which $8,137,000 had been borrowed and was outstanding. The credit facility expires in July 2002 and is secured by all assets of the Company and the personal guarantee of $1,500,000 from the Company's Chairman and CEO Gordon T. Graves. The initial application of the funds available under this facility were used to pay $1,900,000 of debt owed to two other banks, approximately $2,400,000 was used for the repurchase of EPS owned by the EP LLC II partnership and approximately $4,000,000 was used for working capital purposes. Borrowings under the facility bear interest, payable monthly, at a rate equal to the greater of 9% or 1.75% above the prime rate from time to time in effect (10% at September 30, 1999). All of the Company's revenues are deposited into a "blocked" account controlled by Coast and disbursements from the "blocked" account may be made only with the approval of Coast. See Note 12 which describes a recent amendment to the credit facility resulting from the settlement of a lawsuit.

     At September 30, 1999, there were no future maturities of long-term debt. However, as a result of the consummation of the NGI lawsuit settlement (see
     Note 8), on December 23, 1999, the Company is obligated to make payments of $390,000, $615,000, $820,000, and $450,000 in fiscal years 2000, 2001,
     2002, and 2003, respectively. In the September 30, 1999 balance sheet, $1,502,000 of the settlement amount is shown as a short-term liability, and $1,885,000 as a long-term liability.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

5.   INCOME TAXES

     The provision for income taxes (benefit) consisted of the following for the years ended September 30, 1999, 1998 and 1997:

                                                     1999                    1998                    1997
                                               ---------------         ---------------         ---------------
     CURRENT:
           Federal                             $     (300,000)         $     1,128,000         $            --
           State                                      (25,000)                 134,000                      --
     DEFERRED                                        (960,000)                 227,000                (452,000)
                                               ---------------         ---------------         ----------------
           Net income tax expense              $   (1,286,000)         $     1,489,000         $      (452,000)
              (benefit)                        ===============         ===============         ================


     A reconciliation of the expected income tax expense (benefit) based upon the federal statutory rate of 34% and the taxes reflected in tax expense is as follows for the years ended September 30, 1999, 1998 and 1997:

                                                     1999                    1998                    1997
                                               ---------------         ---------------         ---------------
         Expected federal income
           tax expense (benefit)               $   (1,289,000)         $     1,259,000         $       292,000
         State income tax expense (benefit),
           net of Federal benefit                    (151,000)                 148,000                      --
         Nondeductible expenses                        32,000                   21,000                  15,000
         1997 Federal tax penalty                      51,000                       --                      --
         Use of net operating losses                       --                       --                (307,000)
         Change in valuation allowance
           of net operating losses                         --                       --                (452,000)
         Other                                         71,000                   61,000                      --
                                               ---------------         ---------------         ----------------
         Net income tax expense (benefit)      $   (1,286,000)         $     1,489,000         $      (452,000)
                                               ===============         ===============         ================

     Differences between the book value and the tax basis of the Company's assets and liabilities and net operating losses results in deferred tax assets and liabilities as follows:

                                                     1999                    1998
                                               ---------------         ---------------
         Deferred tax asset - current:
           Accounts receivable allowance       $       200,000         $        69,000
           Game reserve                               (273,000)                     --
           Inventory reserve                           332,000                      --
           Accrued liabilities                         181,000                  83,000
           Current portion of lawsuit
             settlement                                540,000                      --
         Net operating losses                          520,000                  94,000
                                               ---------------         ---------------
         Net current deferred tax asset        $     1,500,000         $       246,000
                                               ===============         ===============
         Deferred tax liability - noncurrent:  $                       $
          Lawsuit settlement                           835,000                      --
          Tax credit carryforward                           --                   5,000
          Trademark                                     15,000                  19,000
          Goodwill                                     (10,000)                (13,000)
          Depreciation                              (1,461,000)                (26,000)
                                               ---------------         ---------------
         Net noncurrent deferred tax
         (liability)                           $      (621,000)        $       (15,000)
                                               ===============         ===============

     At September 30, 1999, the Company's net operating loss carryforward for income tax purposes was approximately $1,370,000. The Company's net operating loss carryforwards expire in 2009 through 2019.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

6.   STOCKHOLDERS' EQUITY

     SERIES A PREFERRED STOCK

     During fiscal year 1995, the Company amended its articles of incorporation to provide for the issuance of up to 2,000,000 shares of preferred stock in such series and with such rights and preferences as may be approved by the Board of Directors. In January 1995, the Board of Directors approved a Series A preferred stock which is cumulative, voting and convertible, and sold 134,318 shares of such stock for $1,343,318. The Series A preferred stock is subject to redemption at the election of the Company for $10 per share.

     During 1997, 25,126 outstanding Series A preferred shares were converted into 125,630 shares of the Company's common stock. During 1998, 18,403 outstanding Series A preferred shares were converted into 92,015 shares of the Company's common stock.

     Based on the number of shares of Series A preferred stock outstanding at September 30, 1999, an additional 435,195 shares of common stock would be issued if a full conversion were to occur. Of the Series A preferred stock outstanding, 80,175 shares (convertible into 400,875 common shares) are owned by or under the control of the Company's Chairman/Chief Executive Officer.

     The Series A preferred stock has a liquidation preference over the Company's common stock equal to $10 per share of Series A preferred stock, or $908,000 in the aggregate at September 30, 1999. The holders of the Series A preferred stock are entitled to a cumulative preferred dividend, payable quarterly, at the rate of $1.10 per share per annum. In the event the Company remains in arrears for more than two quarters, holders of the Series A preferred stock voting as a class are entitled to elect a majority of the Company's Board of Directors.

     COMMON STOCK

     In November 1996, the Company completed a private placement of approximately 1.2 million shares of the Company's common stock for $3.00 per share. Each of the 1.2 million shares sold was accompanied by a redeemable warrant to purchase an additional share of the Company's common stock for $8 commencing in November 1997 (a "Class A Warrant"). After November 7, 1997, each Class A Warrant may be redeemed by the Company for $.10 when the closing bid price of the Company's common stock has been at least $12.00 for 20 consecutive trading days. A total of 350,000 Class B Warrants were granted to the placement agent in connection with the November Placement. Each Class B warrant represents the right to purchase one share of the Company's common stock for $8 commencing in November 1997, and may be redeemed by the Company for $0.10 per warrant share after February 7, 1999, when the closing bid price of the Company's common stock has been at least $12.00 for 20 consecutive trading days.

     COMMON STOCK WARRANTS AND OPTIONS

     In connection with past financing arrangements and as compensation for consulting and professional services, the Company has issued warrants and options to purchase its common stock. The following tables summarize such warrant and option activity for 1999, 1998 and 1997:

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

1999 ACTIVITY
                               NUMBER OF                                         NUMBER OF
                               WARRANTS/                                         WARRANTS/
   EXERCISE                     OPTIONS                                           OPTIONS
    PRICE                     OUTSTANDING                                        OUTSTANDING   EXERCISABLE
     PER         EXPIRATION    OCTOBER 1,                             EXPIRED/    SEPT. 30,      SEPT. 30,
    SHARE           DATE         1998        GRANTED    EXERCISED     CANCELED      1999          1999
--------------  -----------   ----------   ----------   ----------   ----------   ----------   ----------
$        4.00   Jul 2000          18,750           --           --           --       18,750       18,750
$        8.00   Aug 2001       1,792,143           --           --           --    1,792,143    1,792,143
$        5.688  Feb 2007         100,000           --           --           --      100,000      100,000
$        9.44   Mar 2003          20,000           --           --           --       20,000       20,000
$        7.00   Jan 2003         262,500           --           --           --      262,500      262,500
$       11.00   May 2002          50,000           --           --      (50,000)          --           --
$       13.38   Sept 2002         50,000           --           --      (50,000)          --           --
$        3.81   May 2002              --       50,000           --           --       50,000       50,000
$        3.81   Sept 2002             --       50,000           --           --       50,000       50,000
                              ----------   ----------   ----------   ----------   ----------   ----------
                               2,293,393      100,000           --     (100,000)   2,293,393    2,293,393
                              ==========   ==========   ==========   ==========   ==========   ==========

1998 ACTIVITY
                               NUMBER OF                                          NUMBER OF
                               WARRANTS/                                          WARRANTS/
   EXERCISE                     OPTIONS                                           OPTIONS
    PRICE                     OUTSTANDING                                        OUTSTANDING
     PER         EXPIRATION    OCTOBER 1,                             EXPIRED/    SEPT. 30,
    SHARE           DATE         1997        GRANTED    EXERCISED     CANCELED      1998
--------------  -----------   ----------   ----------   ----------   ----------   ----------
$ 2.00          Sep 97-Jan 98      4,268           --        4,268           --           --
$ 4.00          Jul 2000          18,750           --           --           --       18,750
$ 6.60          Jul 98             5,216           --          120       (5,096)          --
$ 8.00          Aug 2001       1,792,143           --           --           --    1,792,143
$ 5.688         Feb 2007         100,000           --           --           --      100,000
$ 8.00          Aug 2007          54,000           --           --      (54,000)          --
$10.00          Aug 2007          54,000           --           --      (54,000)          --
$12.00          Aug 2007          54,000           --           --      (54,000)          --
$10.00          Aug 2002          27,000           --           --      (27,000)          --
$11.00          May 2002          50,000           --           --           --       50,000
$13.38          Sept 2002        100,000           --       50,000           --       50,000
$ 9.44          Mar 2003              --       20,000           --           --       20,000
$ 7.00          Jan 2003              --      262,500           --           --      262,500
                              ----------   ----------   ----------   ----------   ----------
                               2,259,377      282,500       54,388     (194,096)   2,293,393
                              ==========   ==========   ==========   ==========   ==========

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


1997 ACTIVITY:
                               NUMBER OF                                                       NUMBER OF
                               WARRANTS/                                                       WARRANTS/
EXERCISE                        OPTIONS                                                         OPTIONS
 PRICE                        OUTSTANDING                                                     OUTSTANDING
  PER        EXPIRATION        OCTOBER 1,                                      EXPIRED/      SEPTEMBER 30,
 SHARE          DATE             1996           GRANTED        EXERCISED       CANCELED          1997
---------   --------------   --------------  -------------    -----------    ------------  ----------------
$    2.00   Sep 97-Jan 98           102,905             --         98,637              --             4,268
$    2.50   Mar 2000                 10,000             --         10,000              --                --
$    2.75   May 97-Jul 97            74,765             --         71,531          (3,234)               --
$    3.50   Jul 2000                175,000             --        175,000              --                --
$    4.00   Jul 2000                 18,750             --             --              --            18,750
$    6.60   Jul 98                   23,550             --         18,334              --             5,216
$    5.688  Feb 2007                     --        100,000             --              --           100,000
$    8.00   Aug 2007                     --         54,000             --              --            54,000
$   10.00   Aug 2007                     --         54,000             --              --            54,000
$   12.00   Aug 2007                     --         54,000             --              --            54,000
$    8.00   Aug. 2001               523,310      1,518,833        250,000              --         1,792,143
$   10.00   May 2002                     --         27,000             --              --            27,000
$   11.00   June 2002                    --         50,000             --              --            50,000
$   13.38   Sept. 2002                   --        100,000             --              --           100,000
                               ------------   ------------    -----------    ------------  ----------------
                                    928,280      1,957,833        623,502          (3,234)        2,259,377
                               ============   ============    ===========    ============  ================

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

     In August 1996, the Board of Directors of the Company approved the 1996 Stock Incentive Plan (the 1996 Plan). Under the 1996 Plan, various stock based incentive awards may be made including incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares or deferred stock purchases. Options issued under the 1996 Plan vest ratably over a four-year period from the date of grant. The total number of shares of common stock or common stock equivalents that may be issued under the 1996 Plan is 795,127. In order to have grants made which qualify as incentive stock options, the 1996 Plan was approved by the Company's stockholders in March 1997 and an amendment to increase the number of shares reserved for issuance under the 1996 Plan was approved by the Company's stockholders in May 1999.

     In June 1998, the Board of Directors of the Company approved the President's Plan pursuant to which options to purchase 338,000 shares of common stock were granted to Clifton Lind as an inducement to become the President and Chief Operating Officer of the Company. The options are intended to qualify as incentive stock options: All of the options have an exercise price of $3.81 per share, which was the market value of the Common Stock on the date of grant. The President's Plan was approved by the Company's stockholders in May 1999.

     In October 1998, the Board of Directors of the Company approved the 1998 Senior Executive Plan pursuant to which options to purchase 205,000 shares of common stock were granted to George Akmon, Gary Loebig, and Tim Stuart as an inducement for them to become the Officers of the Company. The options are intended to qualify as incentive stock options. All of the options have an exercise price of $3.81 per share, which was the market value of the Common Stock on the date of grant. The 1998 Senior Executive Plan was approved by the Company's stockholders in May 1999.

     The activity relating to stock option issuances under the above plans are as follows for each of the three years ending September 30, 1999, 1998 and 1997:

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


1999 ACTIVITY
                                    NUMBER OF                                      NUMBER OF
    EXERCISE                         OPTIONS                                        OPTIONS
     PRICE                         OUTSTANDING                    EXERCISED/      OUTSTANDING       EXERCISABLE
      PER          EXPIRATION       OCTOBER 1,                     EXPIRED/      SEPTEMBER 30,     SEPTEMBER 30,
     SHARE            DATE             1998          GRANTED       CANCELED           1999              1999
----------------- -------------- ---------------- ------------- -------------- ----------------- -----------------
1994
DIRECTOR PLAN:
$        2.50     Jul 2004                 40,000            --        (20,000)           20,000            20,000
1994
EMPLOYEE PLAN
$        2.00     Mar 2005                 28,000            --        (23,975)            4,025             4,025
$        2.50     Jul 2004                110,000            --        (20,000)           90,000            90,000
$        2.50     Feb 2006                 22,500            --             --            22,500            15,000
$        2.75     Jul 2005                  7,500            --             --             7,500             7,500
$        4.00     Apr 2006                 14,000            --         (2,500)           11,500             8,625
1996
STOCK INCENTIVE PLAN
$       3.813     Oct 2006                 85,950            --        (14,450)           71,500            29,500
$       3.813     Jan 2007                 15,250            --        (11,750)            3,500                --
$       3.813     Feb 2007                 55,000            --        (36,250)           18,750             8,750
$       3.813     Mar 2007                  2,500            --         (2,500)               --                --
$       3.813     Jan 2008                116,800            --         (4,800)          112,000            28,100
$       3.813     Jun 2008                101,450            --        (47,350)           54,100            16,363
$       3.813     Aug 2008                 25,000            --        (12,500)           12,500            12,500
$       3.813     Oct 2008                     --        35,200             --            35,200                --
$       3.813     Nov 2008                     --        75,200        (35,000)           40,200                --
$       6.875     Jun 2009                     --        10,000             --            10,000                --

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


                                    NUMBER OF                                      NUMBER OF
                                     OPTIONS                                        OPTIONS
    EXERCISE                       OUTSTANDING                    EXERCISED/      OUTSTANDING       EXERCISABLE
     PRICE         EXPIRATION       OCTOBER 1,                     EXPIRED/      SEPTEMBER 30,     SEPTEMBER 30,
   PER SHARE          DATE             1998          GRANTED       CANCELED           1999              1999
----------------- ------------   ---------------   ------------  ------------- ----------------   ---------------
1998
PRESIDENT'S PLAN
$       3.813     May 2002                27,000             --             --           27,000            27,000
$       3.813     Sept 2002               50,000             --             --           50,000            50,000
$       3.813     Feb 2007                49,000             --             --           49,000            24,500
$       3.813     Aug 2007               162,000             --             --          162,000            81,000
$       3.813     Jan 2008                50,000             --             --           50,000            12,500

1998
SENIOR EXECUTIVE PLAN
$       3.813     Nov. 1998                   --         75,000        (75,000)               --                --
$       3.813     Nov. 1998                   --         50,000             --           50,000            12,500
$       3.813     Nov. 1998                   --         80,000        (60,000)          20,000            20,000
                                 ---------------   ------------  -------------  ---------------   ---------------
                                         961,950        325,400       (366,075)         921,275           467,863
                                 ===============   ============  =============  ===============   ===============

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


1998 ACTIVITY:
                                     Number of                                      Number of
    Exercise                          Options                                        Options
     Price                          Outstanding                   Exercised/       Outstanding       Exercisable
      Per          Expiration        October 1,                    Expired/       September 30,     September 30,
     Share            Date              1997          Granted      Canceled            1998              1998
---------------   ------------    ---------------   -----------  -------------   ---------------   ---------------
1993 PLAN:
$        1.50     Oct 97                   35,000            --        (35,000)               --                --
1994
DIRECTOR PLAN:
$        2.50     Jul 2004                 40,000            --             --            40,000            40,000
1994
EMPLOYEE PLAN
$        2.00     Mar 2005                 56,000            --        (28,000)           28,000            17,250
$        2.50     Jul 2004                110,000            --             --           110,000           110,000
$        2.50     Feb 2006                 30,000            --         (7,500)           22,500             7,500
$        2.75     Jul 2005                  7,500            --             --             7,500             3,750
$        4.00     Apr 2006                 19,000            --         (5,000)           14,000             7,000
1996
STOCK INCENTIVE PLAN
$       4.375     Oct 2006                137,000            --       (137,000)               --                --
$       4.750     Jan 2007                 17,000            --        (17,000)               --                --
$       5.500     Feb 2007                 32,500            --        (32,500)               --                --
$       5.688     Feb 2007                 69,000            --        (69,000)               --                --
$       7.141     Feb 2007                 10,000            --        (10,000)               --                --
$       8.000     Mar 2007                  2,500            --         (2,500)               --                --
        9.500     Jan 2008                     --       121,100       (121,100)               --                --
$       3.813     Oct 2006                     --        85,950             --            85,950            10,950
$       3.813     Jan 2007                     --        17,000         (1,750)           15,250             2,500
$       3.813     Feb 2007                     --        62,500         (7,500)           55,000                --
$       3.813     March 2007                   --         2,500             --             2,500                --
$       3.813     Jan 2008                     --       118,300         (1,500)          116,800                --
$       3.813     Jun 2008                     --       101,650           (200)          101,450                --
$       3.813     Aug 2008                     --        25,000             --            25,000                --
1998
PRESIDENT'S PLAN
$       3.813     May 2002                     --        27,000             --            27,000                --
$       3.813     Sept 2002                    --        50,000             --            50,000                --
$       3.813     Feb 2007                     --        49,000             --            49,000                --
$       3.813     Aug 2007                     --       162,000             --           162,000                --
$       3.813     Jan 2008                     --        50,000             --            50,000                --
                                  ---------------   -----------  -------------   ---------------   ---------------
                                          565,500       872,000       (475,550)          961,950           213,325
                                  ===============   ===========  =============   ===============   ===============

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


1997 ACTIVITY:
                                        NUMBER OF                                       NUMBER OF
    EXERCISE                             OPTIONS                                         OPTIONS
      PRICE                            OUTSTANDING                     EXERCISED/       OUTSTANDING
       PER            EXPIRATION         OCTOBER                        EXPIRED/        SEPTEMBER
      SHARE              DATE            1, 1996         GRANTED        CANCELED         30, 1997
----------------     ------------     -------------    -----------    -----------     --------------
1993 PLAN:
      $1.50             Oct 97               45,000             --        (10,000)            35,000

1994 DIRECTOR
PLAN:
      $2.50            Jul 2004              40,000             --             --             40,000

1994 EMPLOYEE
PLAN
      $2.00            Mar 2005              56,000             --             --             56,000
      $2.50            Jul 2004             120,000             --        (10,000)           110,000
      $2.50            Feb 2006              75,000             --        (45,000)            30,000
      $2.75            Jul 2005              15,000             --         (7,500)             7,500
      $4.00            Apr 2006              19,000             --             --             19,000

1996 STOCK
INCENTIVE PLAN
     $4.375            Oct 2006                  --        145,000         (8,000)           137,000
     $4.750            Jan 2007                  --         17,000             --             17,000
     $5.500            Feb 2007                  --         43,000        (10,500)            32,500
     $5.688            Feb 2007                  --         69,000             --             69,000
     $7.141            Feb 2007                  --         10,000             --             10,000
     $8.000            Mar 2007                  --          2,500             --              2,500
                                      -------------    -----------    -----------     --------------
                                            370,000        286,500        (91,000)           565,500
                                      =============    ===========    ===========     ==============

     The Company expects to continue to issue stock options to new employees as they are hired and to current employees as incentives from time to time.

     The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in fiscal 1999, 1998 and 1997 associated with employee stock options. Pro forma information regarding net income (loss) and earnings (loss) per share under the alternative fair value accounting is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995, under the fair value method of that statement. The fair value of options granted in fiscal years 1999, 1998 and 1997 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

                                                      1999                        1998                    1997
                                                  -----------                 ------------            ------------
         Weighted average Life                     3.5 years                   3.5 years                3.5 years
         Risk-free interest rate                     5.70%                       5.70%                    6.56%
         Expected volatility                          73%                         72%                      72%
         Expected dividend yield                      None                        None                    None

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee stock options granted during 1999, 1998 and 1997 was $1.81, $2.33 and $3.22 per share, respectively. The estimated fair value of options granted during 1999, 1998 and 1997 under the Company's stock option plans totaled $644,000, $2,012,000 and $631,000, respectively.

     OPTION REPRICING. On June 12, 1998, the Board of Directors of the Company canceled all outstanding options held by optionees under the 1996 Stock Incentive Plan and granted new options to all such optionees. The new options were for the same number of shares and upon the same terms of expiration and vesting as the canceled options, except that the exercise price for the new options was $3.81 per share, the market value of the Common Stock on June 12, 1998. In effect, therefore, the Board of Directors reduced the exercise price of all such outstanding options which had exercise prices at the time of cancellation ranging from $4.38 per share to $13.38 per share. In connection with the grant under the President's Plan, all options and warrants to purchase Common Stock that had previously been granted to Mr. Lind in consideration of prior financial and consulting services to the Company (aggregating 338,000 shares at exercise prices ranging from $5.68 to $13.38 per share) were also canceled. A total of 275,500 options granted to over 65 employees under the 1996 Stock Incentive Plan were repriced by the June 12, 1998 action. The estimated fair value of the options canceled in 1998 in connection with the repricing of employee stock options totaled $879,000.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                  1999               1998                 1997
                                               -----------        ----------           ----------
    Net income (loss):
       As reported                            $(2,505,000)        $2,215,000           $1,311,000
       Pro forma                               (2,795,000)         1,933,000              969,000
    Basic earnings (loss) per common share:
      As reported                             $      (.48)        $      .40           $      .29
      Pro forma                               $      (.53)        $      .34           $      .21
    Diluted earnings (loss) per common share:
       As reported                            $      (.48)        $      .35           $      .23
       Pro forma                              $      (.53)        $      .31           $      .17

     The above SFAS No. 123 pro forma disclosures are not necessarily representative of the effect SFAS No. 123 will have on the pro forma disclosure of future years.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


     During 1994, the Company established an employee savings plan pursuant to
     Section 401(K) of the Internal Revenue Code. The plan provides for the employees to make tax deferred deposits into the plan to the extent of 6% of their annual base compensation. The Company matches half of the allowed employee contributions and such Company contributions amounted to $96,000, $56,000 and $34,000 for the years ended September 30, 1999, 1998 and 1997, respectively.

8.   COMMITMENTS AND CONTINGENCIES

     MEGAMANIA LITIGATION. The Company has designed and operates its bingo games and related equipment so as to meet the requirements of Class II gaming under the Indian Gaming Regulatory Act of 1988, as amended ("IGRA"). Class II gaming is defined by IGRA as including "the game of chance commonly known as bingo (whether or not electronic, computer or other technological aids are used in connection therewith)..." However, the definition of Class II gaming excludes so-called "gambling devices" which are defined as "electronic or electromechanical facsimiles of any game of chance or slot machines of any kind." Generally speaking, IGRA allows Class II gaming to be conducted on Indian lands if the state in which the Indian land is located permits such gaming for any purpose by any person. Class III gaming, on the other hand, which includes gaming such as video casino games, slot machines, most table games (e.g., blackjack and craps), most lottery games and keno, may only be conducted on Indian land pursuant to an agreement between the Indian tribe and the state in which the tribe is located. The Class III games and equipment sold and operated by the Company in the state of Washington is pursuant to an agreement between that state and local Indian tribes.

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

     The government has appealed both decisions to the applicable Federal Circuit Court of Appeals. As of December 28, 1999, no action has been taken by either appellate court on either appeal. The Company is not able to predict what the outcome of either appeal will be.

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

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

     OTHER CHALLENGES TO INTERACTIVE GAMES; CHANGES IN LAW AND REGULATIONS. No assurances can be given that there will be no other challenges made to the legality of the Company's interactive bingo activities or that, if made, the Company will be successful on the merits. While the Company attempts to design and operate its Class II games in accordance with IGRA and the regulations and opinions of the National Indian Gaming Commission (NIGC), it is not always successful in doing so. For example, in February, 1999, the Company introduced Evergreen as a Class II game. In November 1999, the NIGC issued an opinion that Evergreen was not Class II gaming. As a result, the Company is modifying those aspects of Evergreen that the NIGC found objectionable.

     There can be no assurance that the NIGC, either on its own initiative or as the result of pressure from or cooperation with other agencies such as the Department of Justice, will not enact additional regulations as described above, or reinterpret existing regulations in a manner that would have a material and adverse effect upon the Company, including requiring the Company to restructure its existing contractual arrangements with Indian tribes or requiring changes in the way the Company's games are conducted so that such games are classified as Class II. Any such restructuring of the Company's games has the additional risk that such games will no longer appeal to consumers or be acceptable to the tribes. There can also be no assurance that IGRA or other Federal laws will not be amended, or new legislation or regulations enacted, so as to limit the authority of tribes to self-regulate Class II gaming or to change the definition of Class II gaming in a manner adverse to the Company's business. In addition, the NIGC has issued a set of minimum internal control standards for Indian bingo hall operations, and will require hall compliance by February, 2000. Compliance with these standards could have a negative impact on the Company's interactive games.

     OTHER LITIGATION

     NETWORK GAMING LITIGATION SETTLEMENT. In December 1999, the Company entered into an agreement with Network Gaming International Corporation ("NGI") that settled a $3.1 million verdict against the Company for breach of contract that had been awarded in November 1999 by a jury in the Federal District Court for the Northern District of Oklahoma. Pursuant to the settlement, the Company paid $800,000 to NGI in December 1999, and has agreed to pay NGI an additional $2.275 million in cash over three years. In addition, the Company delivered 125,000 shares of its Common Stock to NGI. All payments to NGI under the agreement are secured by a lien on the Company's assets that is junior and subordinate to the lien of the Company's senior bank lender. If the Company defaults on its payment obligation to NGI, NGI has reserved the right to pursue collection of its total judgment, plus interest and attorney's fees, aggregating $3.5 million, less any amounts previously paid by the Company.

     While the Company believes it will be able to meet its obligation to NGI and its other creditors with cash from operations, there is no assurance that the Company will be able to do so.

     SHAREHOLDER CLASS ACTIONS. On May 29, 1998, a shareholder class action was filed against the Company in the Federal District Court for the Southern District of California. Also named as defendants were Gordon T. Graves and Larry D. Montgomery. The action, which seeks an unspecified amount of damages on behalf of all similarly situated shareholders, alleges that the Company violated federal securities laws by making allegedly false and misleading statements regarding the legality of MegaMania. On July 24, 1998, a similar class action was filed in the Federal

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


     Court for the Northern District of Oklahoma. In January 1999, the two cases were consolidated in the Northern District of Oklahoma. On March 22, 1999, the class action plaintiffs filed an amended complaint that also named Clifton E. Lind, the Company's President and Chief Operating Officer, as an additional defendant and included allegations that the Company violated federal securities laws by making allegedly false and misleading statements regarding transactions between the Company and Equipment Purchasing LLC and Equipment Purchasing II LLC (see Note 9). On April 19, 1999, the Company filed its Motion to Dismiss all of the claims of the plaintiffs. The Court has yet to rule on the Company's Motion. The Company intends to vigorously defend against these claims and expects to prevail on the merits, although no assurances to that effect can be given. In any event, the cost of defending against the claims could by substantial.

     PRIZE FULFILLMENT FIRM

     In order to reduce the need for prize reserve account funds and to further reduce exposure to game deficits during periods of abnormally high rates of jackpot prize wins, MBI has engaged a related party firm specializing in prize fulfillment services to pay jackpot prizes won during the term of a prize fulfillment agreement. The prize fulfillment agreement specifies a maximum cumulative liability over the term of the contract, in exchange for fees based on gross game receipts. Prize fulfillment premiums amounted to $1,264,000, $1,157,000 and $2,642,000 for the years ended September 30,
     1999, 1998 and 1997, respectively. The current arrangements with such firm expire on December 31, 1999, but has an automatic 30 day extension period during which the Company expects to negotiate a one year extension to the agreement.

     Under the terms of the prize fulfillment agreement, the Company is responsible for a deductible of $15,000 per occurrence. Prize winners have the election of accepting a lump-sum cash payment or the purchase of an annuity. In those cases where the prize winner accepts a lump-sum cash payment, the payment is made by the prize fulfillment firm, less the Company's deductible. In those cases where the prize winner elects an annuity, the obligation has historically been insured by the prize fulfillment firm purchasing annuity contracts from insurance companies. Contingent liability under purchased annuity contracts entered into prior to April 15, 1994 by an assignor of such contracts to the Company, which provide for various insurance companies to make payments directly to prize winners over a specified period of time, amounts to approximately $1,000,000 as of September 30, 1999. The outstanding amounts include annuity contracts, which were purchased from an insurance carrier that is currently under an Order of Rehabilitation to the Michigan State Commissioner of Insurance. Under this Order, payments under all such contracts will continue until ordered otherwise by the State of Michigan. It is unknown at this time as to whether further court actions will result in reductions in amounts owed under these annuity contracts. There can be no assurance that this or any other insurance company responsible for outstanding annuities will continue to fulfill all their obligations under the annuity contracts.

     The Company is not responsible for any obligations to prize winners prior to April 15, 1994, whether in lieu of annuities or in respect of shortfalls on annuities or otherwise. Further, the Company is not responsible for prize annuities awarded during the period April 15, 1994 through December 22, 1994, except as to the obligation to discharge obligations of the MegaBingo operations with the assets of the MegaBingo operation and under the indemnification provisions of the AGE Services Agreement.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


     The present value of the prize annuities at September 30, 1999 and 1998 of prize annuities awarded subsequent to December 23, 1994 through September 30, 1999 was approximately $1,733,000 and $1,367,000 respectively, which has been reflected as restricted investments and other long-term liabilities in the accompanying financial statements.

     OPERATING LEASES

     The Company leases its corporate offices, warehouses and certain office equipment under non-cancelable operating leases. Future minimum rentals by fiscal year under these arrangements are as follows:

                  2000              $  249,000
                  2001              $  180,000
                  2002              $   82,000

     Rental expense during fiscal years 1999, 1998 and 1997 amounted to $249,000, $229,000 and $131,000, respectively.

9.   RELATED PARTY TRANSACTIONS

     On October 1, 1998, the Company exercised its option to acquire 356 electronic player stations and related equipment (EPS) for $1,448,000 from Equipment Purchasing LLC ("EP LLC"), a limited liability company owned by an affiliate of Gordon T. Graves, the Chairman and Chief Executive Officer of the Company. The Company had originally sold the EPS to EP LLC in June and September 1997 at an aggregate sales price of approximately $2,436,000. Pursuant to agreements entered into at the time of the June and September 1997 sale transactions, the Company had an option to repurchase the EPS from EP LLC at fair market value. While the purchase price paid by the Company was not the result of an arms-length negotiation with an unaffiliated third party, the Company believes that such purchase price is comparable to what the Company would have paid to an unaffiliated third party. The purchase price was paid by (i) cancellation by the Company of $992,000 in notes receivable due from EP LLC, (ii) the assumption by the Company of $77,800 in debt owed by the affiliate of Mr. Graves to a financial institution, (iii) the payment by the Company of $133,000 to EP LLC, (iv) the delivery to EP LLC of a 6% promissory note of the Company in the principal amount of $133,000 due on April 1, 1999 (which was later extended to September 30, 1999), (v) the issuance of 50,000 warrants to purchase shares of common stock of the Company at $3.81 per share expiring on June 30, 2002, and (vi) the issuance of 50,000 warrants to purchase shares of common stock of the Company at $3.81 per share expiring on September 30, 2002. On October 1, 1998, the closing price of the Company's common stock as quoted on the NASDAQ SmallCap market was $2.50 per share. The warrants, which were valued by the Company and EP LLC at $112,000, were issued in cancellation of warrants to purchase the same number of shares that had been granted to EP LLC in connection with the June and September 1997 sale transactions at exercise prices of $11.00 and $13.38 per share. The $133,000 paid to EP LLC was applied by the affiliate of Mr. Graves to pay a portion of outstanding notes due the Company by such affiliate.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


     On July 31,1999 the Company exercised its option to acquire 663 EPS for $2.4 million from Equipment Purchasing LLC II ("EP LLC II"), a limited liability company controlled by an affiliate of Gordon T. Graves, the Chairman and Chief Executive Officer of the Company, and of which an affiliate of Mr. Graves and Clifton E. Lind, the Company's President and Chief Operating Officer, each owned 6.36%. The Company had originally sold the EPS to EP LLC II in March and June 1998 at an aggregate sales price of approximately $3.8 million. Pursuant to agreements entered into at the time of the March and June 1998 sale transactions, the Company had an option to repurchase the EPS from EP LLC II at fair market value if, after giving effect to the repayment and the income previously received by EP LLC II, EP LLC II would receive at least a 20% return on its net investment. While the purchase price paid by the Company was not the result of an arms-length negotiation, the Company believes that such purchase price is comparable to what the Company would have paid to an unaffiliated third party.

     In March 1998, the Company entered into an agreement to sell electronic player stations and related equipment to a third party for a sales price of approximately $2.4 million. The sales price was paid in March 1998 by delivery to the Company of a promissory note of the third party purchaser that was due and payable on or before April 30, 1998. Subsequent to March 31, 1998, the third party purchaser assigned its right under the purchase agreement to a newly-formed limited liability company, EP LLC II. An affiliate of Gordon T. Graves, the Company's Chairman of the Board and Chief Executive Officer, and Clifton Lind, the Company's President and Chief Operating Officer, each owned a 10.5% interest in EP LLC II. Mr. Graves also owns and controls the corporation having management authority over EP LLC II. The terms of the sale which was assigned to EP LLC II are the same as the original terms entered into with the third party purchaser in March 1998. The promissory note was paid by EP LLC II on May 15, 1998.

     In June 1998, the Company sold electronic player stations and related equipment to EP LLC II for a sales price of approximately $1.4 million, which included a non-refundable deposit of $140,000 received on the effective date of the transaction. The sales price was paid in June 1998 by delivery to the Company of cash of $140,000 and a promissory note of EP LLC II that was due and payable on or before July 15, 1998 out of funds contributed to EP LLC II from a group of investors that did not include either Mr. Graves or Mr. Lind or any other officer, director or employee of the Company. As a result of the additional contribution, the ownership interest of each of Mr. Graves and Mr. Lind in EP LLC II was reduced to 6.36%. Mr. Graves continues to own and control the corporation having management authority over EP LLC II.

     The EPS and related equipment purchased by EP LLC II has been leased to a number of Indian tribes under terms where the Company and EPLLC-2 share in a percentage of the revenues generated by the use and operation of the EPS at the tribes' bingo facilities. As an inducement to consummate the March 1998 sale, the Company had agreed to issue to the original third party issuer, and did issue to EP LLC II, warrants to purchase 20,000 shares of common stock (exercisable for a period of five years, non-exercisable in the first year) at an exercise price of $9.44 per share, which was the market value of the common stock on the date the equipment purchase agreement was executed. The estimated fair market value of these warrants was $1,000 and has been recorded as additional cost of sales. As an inducement to consummate the June 1998 sale, the Company issued to EP LLC II warrants to purchase 262,500 shares of common stock (exercisable for a period of five years, non-exercisable in the first year) at an exercise price of $7.00 per share which was in excess of the market value of the common stock on the date the equipment purchase agreement was executed ($3.50 per

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

     share) The estimated fair market value of these warrants was $26,250 and has been recorded as additional cost of sales.

     In connection with the sales of the electronic player stations to EP LLC II, the Company recorded revenues of $3,750,000 during the year ended September 30, 1998 with related costs of sales of $1,878,000.

     In June 1997, Graves Properties, Ltd., a limited partnership controlled by Gordon T. Graves, the Company's Chairman and Chief Executive Officer, formed Equipment Purchasing L.L.C. ("EP LLC") for the purpose of purchasing MegaMania player stations from the Company and leasing the stations to Indian tribes. In June 1997, EP LLC purchased approximately 100 MegaMania player stations from the Company for a total purchase price of $637,347, payable in two promissory notes of EP LLC, one a short term note in the principal amount of $400,000 bearing interest at approximately 7% per annum, and the other a 12% note in the principal amount of $237,344 due, as to both principal and interest, in two years. In December 1997, EP LLC paid the short term note in full. The purchased equipment has been leased to a tribe under terms where the Company receives a percentage of the revenues generated by the equipment in consideration of providing the equipment and the MegaMania game to the tribe. The Company and EP LLC have agreed to a sharing of such percentage of revenues, with EP LLC receiving a share equal to the greater of a fixed percentage amount or such amount as is necessary to satisfy EP LLC's monthly payment on the purchase note due the Company and to amortize on a monthly basis the cash contributed to EP LLC by Graves Properties, Ltd.

     In September 1997, EP LLC purchased approximately 345 MegaMania player stations from the Company for a total purchase price of approximately $1,800,000, of which $990,000 was paid in cash in December 1997, and the balance with a 12% note of EP LLC in the principal amount of $810,000 due, as to both principal and interest, in two years. The purchased equipment has been leased to five different tribes under terms where the Company receives a percentage of the revenues generated by the equipment which is shared with EP LLC under terms consistent with those of the June 1997 sale to EP LLC discussed above.

     In connection with the sales of the electronic player stations to EP LLC, the Company recorded revenues of $2,436,000 during the year ended September 30, 1997 with related costs of sales of $1,183,000.

     As an inducement to consummate the June 1997 sale, the Company issued to EP LLC warrants to purchase 50,000 shares of common stock at an exercise price of $11.00 per share, which was the market value of the common stock on the date of issuance. The estimated fair market value of these warrants was $2,500 and has been recorded as additional cost of sales. As an inducement to consummate the September 1997 sale, the Company issued to EP LLC warrants to purchase 100,000 shares of common stock at an exercise price of $13.38 per share which was the market value of the common stock on the date of issuance. The estimated fair market value of these warrants was $5,000 and has been recorded as additional cost of sales. The warrants will become exercisable one year after the date of issue and expire five years after the date of issue. The warrants are redeemable by the Company at $.10 per share if the closing price of the common stock for 20 consecutive trading days has been at least 150% of the applicable exercise price.

     In connection with the sale of the equipment, the Company also entered into a management agreement with EP LLC and EP LLC II whereby the Company is responsible for proposing,

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


     establishing and modifying interactive game procedures and the related game accounting procedures; supervising and administering the rental agreement with the Indian tribe; using its best efforts to release the purchased equipment to other parties if the present rental agreement is terminated; collecting all rents due under the rental agreement; performing all necessary repairs and maintenance, but not bearing any risk of loss for damages; conducting necessary marketing; maintaining insurance; and paying all sales and use taxes and performing other administrative functions. As compensation for these services, the Company will receive $10.00 per electronic player station as a re-leasing fee and $10.00 per electronic player station per month as a management fee ($15.00 per electronic player station per month in the case of EP LLC II). The Company has the option to repurchase the equipment at its then fair market value if after giving effect to the payment of such repurchase price and the net rental income received by EP LLC and EP LLC II, respectively, such entity has received a 20% internal rate of return.

     On April 15, 1998, the Company entered into a Consulting Agreement, as later amended, with Larry D. Montgomery, a Director of the Company. Mr. Montgomery was the President and COO of the Company until December 1997. The Consulting Agreement has a term of five years, but may be terminated by either party with six months notice given at any time after January 1, 1999. The Company gave notice of termination of the agreement on September 30, 1999, but expects it will continue to use the services of Mr. Montgomery on a month to month basis after the agreement expires in March 2000. Mr. Montgomery is compensated at the rate of $126,000 annually, and received a bonus of $57,500 in September 1998 and an additional bonus of $3,000 in November 1998. The Company has also agreed to pay the cost of all premiums on life, health and disability insurance for Mr. Montgomery and his family for five years and, during the term of the agreement, will pay Mr. Montgomery rent of $1,000 per month for the use of an office in Topeka, Kansas.

     On September 1, 1999, the Company engaged Jefferies & Company, Inc. ("Jefferies"), an investment banking firm located in Santa Monica, California, to act as the exclusive financial advisor to the Company in connection with financing and acquisition related activities. Mr. Ali Alizadeh, a Director of the Company, is an officer and employee of Jefferies. Pursuant to the agreement, the Company agreed to pay Jefferies a fee of $120,000 at the rate of $10,000 per month. In addition, the Company agreed to pay Jefferies a "success fee" for any financing or acquisition transaction consummated by the Company during the term of the agreement which may be terminated by either party upon notice.

     Gregory N. Stern, a former Director of the Company who resigned in June 1999, was involved with establishing Gamebay while he was a Director of the Company. In connection with his resignation, the Company agreed to pay Mr. Stern two percent (2%) of whatever interest the Company retained or received in Gamebay, including two percent (2%) of the 490,000 shares of common stock of Gamebay held by the Company and two percent (2%) of any royalties received by the Company from Gamebay pursuant to a license to use the Company's intellectual property.

10.  ELECTRONIC PLAYER STATION LEASES

     The Company sells its interactive gaming electronic player stations to its customers for cash or through revenue sharing arrangements. Under the revenue sharing arrangements, a portion of the revenue from the player stations is paid to the Company until the sales price of the unit, plus interest, is recovered. Approximately $3,506,000 was received under such provisions during 1999, $3,416,000 in 1998, and $1,786,000 in 1997.
     Outstanding principal under equipment sales pursuant to such revenue sharing arrangements amounted to $2,413,000 at September 30, 1999, and $4,152,000 for 1998. Generally, title to the player stations transfers to the lessee at the end of the lease period. Revenue from the equipment sales pursuant to revenue sharing is recorded as revenue as it is earned because the Company generally must continue to operate the electronic player station network in order to realize the sales proceeds. There can be no assurance that the Company will realize the entire amount of $2,413,000 at September 30, 1999, because customers could elect to remove the player stations prior to their being fully paid for or because the economic performance of the player stations at a particular location is not sufficient to amortize the principal of the revenue sharing obligation.

     The cost and net book value at September 30, 1999, and 1998 of electronic player station lease equipment amounted to $4,774,998 and $1,320,260 and $3,204,000 and $1,506,000, respectively. Electronic player station lease equipment is depreciated over a three year period unless the rate of payments being received in relation to total payments indicates transfer of title will occur to the lessee on a more rapid rate.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


11.  CONCENTRATIONS OF CREDIT RISK

     The Company maintains its cash in bank deposit accounts which at times may exceed the federal depository insurance limits. As of the years ending September 30, 1999 and 1998, the Company had concentrations of cash in one bank totaling approximately $935,000 and $1,400,000 respectively. The Company has not experienced any losses on such accounts in the past.

     Accounts receivable represent short-term credit granted to customers for which collateral is generally not required. Substantially all of the Company's accounts receivable are from Native American Indian tribes or their gaming enterprises. Additionally, a large percentage of these tribes have their reservations and gaming operations in the state of Oklahoma. Despite the industry and geographic concentrations related to the Company's customers, due to the historical experience of the Company on receivable collections, management considers credit risk limited with respect to accounts receivable. At September 30, 1999, accounts receivable from one tribe accounted for approximately 22% of total accounts receivable; the same tribe accounted for approximately 30% of total trade accounts receivable in 1998.

     Approximately 45%, 48% and 45% of gaming revenues during the years ended September 30, 1999, 1998 and 1997, respectively, were derived from halls operated by four tribes. In 1999, two tribes accounted for approximately 19% and 12% of gaming revenues. Two tribes each accounted for approximately 17% of gaming revenues in 1998, and one tribe accounted for approximately 26% of gaming revenues in 1997. No other tribe accounted for more than 10% of the Company's total gaming revenues in any of these years.

     Notes receivable consist of financial instruments issued by customers for the purchase of EPS. Substantially all of the Company's notes receivable are from Native American Indian tribes or their gaming enterprises, as discussed above. All of the Company's notes receivable are collateralized by the related EPS.

12.  SUBSEQUENT EVENTS

     In December 1999, the credit facility (described in Note 4 above) was amended in connection with obtaining Coast's consent to the terms of the settlement of the NGI litigation. The amendment waives the tangible net worth covenant violation that resulted from the settlement, increases the early termination fee payable by the Company in the event the Company prepays the credit facility prior to its maturity in July 2002, and required the Company to pay a $100,000 fee to Coast in consideration for the amendment.

     In December 1999, the Company's wholly-owned subsidiary, Gamebay.com, issued 70% of its equity securities to a group of investors for $5.5 million. In connection with that transaction, the Company granted Gamebay a license to use the Company's intellectual property for Internet non-gaming purposes. In consideration of the license grant, the Company received a one time fee of $1.0 million (of which $400,000 is payable at the end of one year) and is entitled to a royalty of 5% of Gamebay's gross revenue.

     In December 1999, the Company entered into a license agreement with WMS Gaming, Inc. (WMS) to use the trademarks, logos and other visual-audio aids and graphics used by WMS in its highly successful Class III gaming devices. The license is limited to Indian gaming in the State of Washington and commits the Company to purchase a minimum of 1,000 units a year for two years at $2,500 per unit, subject to the right of the Company to terminate the agreement after one year by paying $500 per each remaining unit under the commitment.

13.  FOURTH QUARTER ADJUSTMENTS

     In December, 1999, the Company settled a $3.1 million verdict against the Company in a lawsuit as further described in note 8. The loss resulting from this lawsuit settlement was accrued by the Company during the fourth quarter of FY 1999. In addition, during the fourth quarter of FY 1999 the Company recorded inventory and property and equipment adjustments totaling approximately $475,000 and $325,000, respectively, to reserve for obsolescence and as a result of proposed regulatory changes by the NIGC.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES

                Schedule II - Valuation and Qualifying Accounts


INVENTORY RESERVES

                         Balance at                                                         Balance at
                    Beginning of Period           Additions           Deductions          End of Period
FY 1999                  $    39,000            $    821,000          $       --          $    860,000
FY 1998                  $     8,000            $     31,000          $       --          $     39,000
FY 1997                  $        --            $      8,000          $       --          $      8,000

RESERVE FOR DOUBTFUL ACCOUNTS

                         Balance at                                                         Balance at
                    Beginning of Period           Additions           Deductions          End of Period
FY 1999                  $   181,000            $    441,000          $   95,000          $    527,000
FY 1998                  $   123,000            $    131,000          $   73,000          $    181,000
FY 1997                  $   129,000            $     47,000          $   53,000          $    123,000

RESERVE FOR CAPITALIZED SOFTWARE PROJECTS

                         Balance at                                                         Balance at
                    Beginning of Period           Additions           Deductions          End of Period
FY 1999                  $        --            $    200,000          $       --          $    200,000
FY 1998                  $        --            $         --          $       --          $         --
FY 1997                  $        --            $         --          $       --          $         --

                                 EXHIBIT INDEX

EXHIBIT NO.                                    TITLE                                            LOCATION
-----------                                    -----                                            --------
3.1           Amended and Restated Articles of Incorporation                                       (3)
3.2           Bylaws                                                                               (1)
10.1          Form of Integrated Gaming Services Agreement                                         (1)
10.2          Contingent Grand Prize Risk Assumption Agreement
              dated October 1, 1995, between  the Company and SCA Promotions, Inc.                 (2)
10.3          Form of 1992-3 Warrant Certificate Issued by the Company                             (1)
10.4          Form of 1995 Warrant Certificate Issued by the Company                               (1)
10.5          Registration Rights Agreement dated January 23, 1995 between the Company
              and holders of certain Warrants                                                      (1)
10.6          Registration Rights Agreement dated January 23, 1995
              between the Company and holders of certain Warrants                                  (1)
10.7          Registration Rights Agreement among  the Company and holders of
              certain Warrants                                                                     (2)
10.8          1994 Employee Stock Option Plan                                                      (1)
10.9          1994 Director Stock Option Plan                                                      (1)
10.10         1996 Stock Incentive Plan, as amended                                                (7)
10.11         President's Plan                                                                     (6)
10.12         1998 Senior Executive Stock Option Plan                                              (7)
10.13         Form of Class A Warrant                                                              (4)
10.14         Form of Class B Warrant                                                              (4)
10.15         Warrant Agreement dated November 12, 1996 between
              the Company and Corporate Stock Transfer, as Warrant Agent                           (4)
10.16         Amendment to Warrant Agreement, dated July 18, 1997                                  (4)
10.17         Consulting Agreement, dated April 15, 1998, between
              the Company and Larry D. Montgomery.                                                 (6)
10.18         Amendment to Consulting Agreement dated August 31, 1998.                             (6)
10.19         Shareholder Rights Plan                                                              (5)
21.1          Subsidiaries of Registrant                                                           (8)
23.1          Consent of PricewaterhouseCoopers LLP                                                (8)
23.2          Consent of BDO Seidman, LLP                                                          (8)
24.1          Power of Attorney (included on page 37)                                              (8)
27.1          Financial Data Schedule                                                              (8)

------------

(1) Indicates incorporated by reference to the Company's Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1994.
(2) Indicates incorporated by reference to the Company's Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1996.
(3) Indicates incorporated by reference to the Company's Form 10-QSB filed with the Commission for the quarter ended March 31, 1997.
(4) Incorporated by reference to the Company's registration statement on Form 8-A, filed with the Commission on July 29, 1997.
(5) Incorporated by reference to the Company's registration statement on Form 8-A, filed with the Commission on October 23, 1998.
(6) Indicates incorporated by reference to the Company's Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1998.
(7) Incorporated by reference to the Company's Proxy Statement filed with the Commission on April 8, 1999.
(8)  Filed herewith