Form 10-Q
period 1999-12-31
MULTIMEDIA GAMES INC
filed 2000-02-14
CIK 896400

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended: DECEMBER 31, 1999

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from            to
                                            ----------    ----------

                         Commission File Number: 0-28318

                             Multimedia Games, Inc.
                             ----------------------
             (Exact Name of Registrant as Specified in its Charter)

           Texas                                   74-2611034
--------------------------------------------------------------------------------
(State or Other Jurisdiction )                  (IRS Employer
      of Incorporation                       Identification Number)

                        8900 Shoal Creek Blvd., Suite 300
                               Austin, Texas 78757
                               -------------------
                    (Address of Principal Executive Offices)

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

As of December 31, 1999 there were 5,653,149 shares of the Company's Common Stock, par value $.01, outstanding.

                                    FORM 10-Q

                                      INDEX


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
(December 31, 1999 and September 30, 1999).....................................3

Condensed Consolidated Statements of Income
(Three months ended December 31, 1999 and 1998)................................4

Condensed Consolidated Statements of Cash Flows
(Three months ended December 31, 1999 and 1998)................................5

Notes to Unaudited Condensed Consolidated Financial Statements.................6

Item 2.  Management's Discussion and Analysis.................................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........14

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................15

Item 2.  Changes in Securities and Use of Proceeds............................16

Item 6.  Exhibits.............................................................16

                          PART I. FINANCIAL INFORMATION

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            DECEMBER 31,       SEPTEMBER 30,
                                                                               1999                 1999
                                                                           --------------      --------------
ASSETS                                                                     (Unaudited)
Current assets:
   Cash and cash equivalents                                               $    1,356,000      $    1,295,000
   Accounts receivable:
     Trade                                                                      2,011,000           1,897,000
     Game reserve                                                                 404,000             721,000
     Other                                                                        291,000             291,000
   Allowance for doubtful accounts                                               (507,000)           (527,000)
   Inventory                                                                    3,145,000           3,121,000
   Prepaid expenses                                                               837,000             559,000
   Notes receivable                                                               400,000             490,000
   Deferred tax asset                                                           2,163,000           1,500,000
                                                                           --------------      --------------
TOTAL CURRENT ASSETS                                                           10,100,000           9,347,000

Restricted cash and long-term investments                                       1,994,000           2,075,000
Inventory, non-current                                                          1,300,000           1,300,000
Property and equipment, net                                                    13,970,000          15,421,000
Investment in Gamebay                                                             287,000                  --
Other assets                                                                      283,000             320,000
Goodwill, net                                                                     411,000             417,000
                                                                           --------------      --------------
TOTAL ASSETS                                                               $   28,345,000      $   28,880,000
                                                                           ==============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Notes payable                                                           $    8,145,000      $    8,137,000
   Current portion of long-term debt                                            1,368,000           1,586,000
   Accounts payable and accrued expenses                                        2,892,000           4,161,000
   Prize fulfillment fees payable                                                 177,000             172,000
   Deferred revenue                                                               400,000                  --
                                                                           --------------      --------------
TOTAL CURRENT LIABILITIES                                                      12,982,000          14,056,000

Long-term debt, less current portion                                              931,000           1,885,000
Other long-term liabilities                                                     1,814,000           1,816,000
Deferred tax liability                                                          1,525,000             621,000
Stockholders' equity:
   Preferred stock, Series A, $.01 par value, 2,000,000 shares
     authorized, 90,789 shares issued and outstanding                               1,000               1,000
   Common stock, $.01 par value, 25,000,000 shares authorized
     5,653,149 and 5,528,149 shares issued, and
     5,619,150 and 5,494,150 shares outstanding;                                   57,000              55,000
   Additional paid-in capital                                                  13,485,000          13,173,000
   Stockholder notes receivable                                                  (779,000)           (758,000)
Treasury stock, 33,999 shares at cost                                             (87,000)            (87,000)
Retained deficit                                                               (1,584,000)         (1,882,000)
                                                                           --------------      --------------
Total stockholders' equity                                                     11,093,000          10,502,000
                                                                           --------------      --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $   28,345,000      $   28,880,000
                                                                           ==============      ==============

See notes to unaudited consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (Unaudited)


                                                            1999                 1998
                                                       --------------      --------------
REVENUES:
   Gaming revenue                                      $   18,620,000      $   19,409,000
   Electronic player station sales                                 --             301,000
   Electronic player station lease revenue                    793,000             653,000
   Other                                                      109,000             389,000
                                                       --------------      --------------

TOTAL REVENUES                                             19,522,000          20,752,000

OPERATING COSTS AND EXPENSES:
   Bingo prizes and related costs                           1,837,000           2,317,000
   Allotments to hall operators                            12,036,000          13,016,000
   Cost of electronic player stations sold                         --             151,000
   Salaries and wages                                       1,193,000             904,000
   Selling, general and administrative expenses             2,181,000           3,018,000
   NGI judgment and related fees                                1,000             166,000
   Amortization and depreciation                            2,067,000           1,161,000
                                                       --------------      --------------

TOTAL OPERATING COSTS AND EXPENSES                         19,315,000          20,733,000

OPERATING INCOME                                              207,000              19,000

OTHER INCOME AND EXPENSES:
Interest income                                                37,000              13,000
Software licensing rights                                     600,000                  --
Interest expense                                             (217,000)            (30,000)
Equity in net loss of affiliate                               (63,000)                 --
                                                       --------------      --------------

Income before income taxes                                    564,000               2,000

Income tax expense                                            241,000               1,000
                                                       --------------      --------------

NET INCOME                                             $      323,000      $        1,000
                                                       ==============      ==============

Basic earnings per share                               $          .05      $          .00
                                                       --------------      --------------

Diluted earnings per share                             $          .04      $          .00
                                                       --------------      --------------


See notes to unaudited consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (Unaudited)


                                                                               1999              1998
                                                                           ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                 $    323,000      $      1,000
Adjustments to reconcile net income to cash
   provided by operating activities:
   Amortization and depreciation                                              2,067,000         1,161,000
   Deferred taxes                                                               241,000                --
   Accounts receivable                                                          672,000          (746,000)
   Inventory                                                                    (24,000)         (260,000)
   Prepaid expenses                                                            (277,000)           70,000
   Other assets                                                                 163,000            (3,000)
   Accounts payable and accrued expenses                                     (1,243,000)          674,000
   Equity in undistributed net loss of unconsolidated affiliate                 (63,000)               --
   Note payment on NGI lawsuit settlement                                      (800,000)               --
   Prize fulfillment fees payable                                                 5,000           (11,000)
                                                                           ------------      ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES:                                    1,064,000           886,000
                                                                           ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                                       (987,000)       (2,848,000)
   Increase in restricted cash and long-term investments
     and other long-term liabilities                                             81,000                --
                                                                           ------------      ------------
NET CASH USED FOR INVESTING ACTIVITIES                                         (906,000)       (2,848,000)
                                                                           ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of common stock
     including collection of shareholder notes                                  (21,000)           88,000
   Proceeds from debt                                                             9,000           795,000
   Principal payments on debt                                                   (60,000)          (80,000)
   Payment of preferred stock dividends                                         (25,000)          (25,000)
                                                                           ------------      ------------
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                            (97,000)          778,000
                                                                           ------------      ------------

Net change in cash and cash equivalents                                          61,000        (1,184,000)
Cash and cash equivalents, beginning of period                                1,295,000         1,881,000
                                                                           ------------      ------------
Cash and cash equivalents, end of period                                   $  1,356,000      $    697,000
                                                                           ============      ============

SUPPLEMENTAL CASH FLOW DATA:
Interest paid                                                              $    142,000      $     31,000

NON-CASH TRANSACTIONS:
Acquisition of fixed assets with:
   Notes receivable                                                        $         --      $    992,000
   Debt                                                                              --           211,000
   Warrants                                                                          --           112,000

See notes to unaudited consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                          NOTES TO UNAUDITED CONDENSED
                        CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes contained within the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

The financial statements included herein as of December 31, 1999 and for each of the three months ended December 31, 1999 and 1998, have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the three months ended December 31, 1999, are not necessarily indicative of the results which will be realized for the year ending September 30, 2000.

INCOME PER COMMON SHARE - Income per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("FAS 128"). Presented below is a reconciliation of income available to common shareholders and the differences between actual weighted average shares outstanding, which are used in computing basic earnings per share, and diluted weighted average shares, which are used in computing diluted earnings per share.

                           FOR THE THREE MONTHS ENDED
                                DECEMBER 31, 1999

                                                                               PER SHARE
                                                   INCOME          SHARES        AMOUNT
                                                  ---------      ---------     ---------
Net Income, as reported                           $ 323,000
Less: preferred stock dividends                     (25,000)            --            --
                                                  ---------      ---------     ---------

Basic EPS:
Income available to common shareholders             298,000      5,505,020     $     .05

Effect of Dilutive Securities:
  Options                                                --        552,288            --
  Warrants                                               --      2,293,393            --
  Convertible preferred stock                        25,000        435,195            --
                                                  ---------      ---------     ---------

----------------------
Diluted EPS:
Income available to common shareholders
plus assumed conversions                          $ 323,000      8,785,896     $     .04
                                                  =========      =========     =========

                           FOR THE THREE MONTHS ENDED
                                DECEMBER 31, 1998


                                                                     PER SHARE
                                         INCOME        SHARES         AMOUNT
                                        ---------     ---------      ---------
Net Income as reported                  $   1,000
Less: preferred stock dividends           (25,000)            --            --
                                        ---------      ---------     ---------

Basic EPS:
Loss to common shareholders               (24,000)     5,455,239     $     .00

Effect of Dilutive Securities:
Options, Warrants and
Convertible preferred stock                    --             --            --
                                        ---------      ---------     ---------

----------------------------
Diluted EPS:
Loss to common shareholders
plus assumed conversions                $ (24,000)     5,455,239     $     .00
                                        =========      =========     =========

At December 31, 1998, options to purchase 1,312,450 shares of common stock at prices ranging from $2.00 to $5.688, warrants to purchase 2,193,393 shares of common stock at prices ranging from $1.50 to $9.44, and 90,789 shares of preferred stock convertible into 435,195 shares of common stock were outstanding but not included in the computation of diluted EPS because the assumed exercise of the securities would have an anti-dilutive effect on EPS due to the loss to common shareholders for the period.

2.  COMMITMENTS AND CONTINGENCIES

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

On December 31, 1997, the U.S. Attorney for the Northern District of Oklahoma filed a civil forfeiture action in Federal District Court challenging the Class II status of the Company's interactive bingo game, MegaMania. On October 23, 1998, the District Court issued a judgment holding that MegaMania was legal Class II gaming. The decision found that MegaMania was a game of bingo and that the electronic player stations ("EPS") used to play MegaMania were technological aids to the play of bingo as permitted by IGRA and were not gambling devices.

On May 14, 1998, the Assistant U.S. Attorney for the Northern District of California also filed a civil forfeiture in Federal District Court that challenged the Class II status of MegaMania. On November 23, 1998, the District Court issued a Memorandum and Order holding that MegaMania was legal Class II gaming. As with the decision of the Oklahoma District Court, the Order of the California District Court found that MegaMania was a game of bingo and that the EPS used to play MegaMania were technological aids to the play of bingo as permitted by IGRA and were not gambling devices.

The government has appealed both decisions to the applicable Federal Circuit Court of Appeals. As of February 1, 2000, no action has been taken by either appellate court on either appeal. The Company is not able to predict what the outcome of either appeal will be.

If MegaMania is ultimately determined to be Class III gaming, the loss of the MegaMania business would likely have a material adverse effect upon the Company's financial condition and results of operation. In addition, if the EPS used to aid the play of MegaMania are ultimately held to be gambling devices, all of the other Class II bingo games currently offered by the Company would likely be adversely affected, which would have a material adverse effect upon the Company's financial condition and results of operation. Even if the Company is successful on the merits, the legal fees and expenses to be incurred by the Company related to the MegaMania litigation or any future litigation challenging the Company's interactive bingo activities will likely be significant.

OTHER CHALLENGES TO INTERACTIVE GAMES; CHANGES IN LAW AND REGULATIONS. No assurances can be given that there will be no other challenges made to the legality of the Company's interactive bingo activities or that, if made, the Company will be successful on the merits. While the Company attempts to design and operate its Class II games in accordance with IGRA and the regulations and opinions of the National Indian Gaming Commission (NIGC), it is not always successful in doing so. For example, in February, 1999, the Company introduced EverGreen as a Class II game. In November 1999, the NIGC issued an opinion that EverGreen was not Class II gaming. As a result, the Company modified those aspects of EverGreen that the NIGC found objectionable. There can be no assurance that the NIGC, either on its own initiative or as the result of pressure from or cooperation with other agencies such as the Department of Justice, will not enact additional regulations or reinterpret existing regulations in a manner that would have a material and adverse effect upon the Company, including requiring the Company to restructure its existing contractual arrangements with Indian tribes or requiring changes in the way the Company's games are conducted so that such games are classified as Class II. Any such restructuring of the Company's games has the additional risk that such games will no longer appeal to consumers or be acceptable to the tribes. There can also be no assurance that IGRA or other Federal laws will not be amended, or new legislation or regulations enacted, so as to limit the authority of tribes to self-regulate Class II gaming, or to change the definition of Class II gaming in a manner adverse to the Company's business. In addition, the NIGC has issued a set of minimum internal control standards (MICS) for Indian bingo hall operations, and will require hall compliance by February, 2000. Compliance with these standards could have a negative impact on the Company's interactive games. The Company has complied with the software database and data retention requirements of MICS in January 2000. Beginning in February 2000, the NIGC has granted a six-month exception to its requirement for lockable, removable bill acceptors in each EPS. It has not yet been determined what impact there will be on the tribes and the Company if the requirement goes into effect.

OTHER LITIGATION

NETWORK GAMING LITIGATION SETTLEMENT. In December 1999, the Company entered into an agreement with Network Gaming International Corporation ("NGI") that settled a $3.1 million verdict against the Company for breach of contract. The verdict was awarded in November 1999 by a jury in the Federal District Court for the Northern District of Oklahoma. Pursuant to the settlement, the Company paid $800,000 to NGI in December 1999, and has agreed to pay NGI an additional $2.28 million in cash over three years. In addition, the Company delivered 125,000 shares of Common Stock to NGI. All payments to NGI under the agreement are secured by a lien on the Company's assets that is junior and subordinate to the lien of the Company's senior bank lender. If the Company defaults on its payment obligation to NGI, NGI has reserved the right to pursue collection of its total judgment, plus interest and attorney's fees, aggregating $3.5 million, less any amounts previously paid by the Company.

While the Company believes it will be able to meet its obligation to NGI and its other creditors with cash from operations, there is no assurance that the Company will be able to do so. In any event, the cash required to pay NGI and to meet the Company's other obligations will likely have an adverse effect upon the Company's plans for future growth.

In December 1999, the Company's credit facility with Coast Business Credit was amended in connection with obtaining Coast's consent to the terms of the settlement of the NGI litigation. The amendment waives the tangible net worth covenant violation that resulted from the settlement, increases the early termination fee payable by the Company in the event the Company prepays the credit facility prior to its maturity in July 2002, and required the Company to pay a $100,000 fee to Coast in consideration for the amendment.

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

LICENSE AGREEMENT WITH WMS GAMING, INC. In December 1999, the Company entered into a license agreement with WMS Gaming, Inc. (WMS) to use the trademarks, logos and other audio-visual aids and graphics used by WMS in its highly successful Class III gaming devices. The license is limited to Indian gaming in the State of Washington, and commits the Company to purchase a minimum of 1,000 units a year for two years at $2,500 per unit, subject to the right of the Company to terminate the agreement after one year by paying $500 per each remaining unit under the commitment.

3.  RELATED PARTY TRANSACTIONS

On October 1, 1998, the Company exercised its option to acquire 356 electronic player stations and related equipment (EPS) for $1.45 million from Equipment Purchasing LLC ("EP LLC"), a limited liability company owned by an affiliate of Gordon T. Graves, the Chairman and Chief Executive Officer of the Company. The Company had originally sold the EPS to EP LLC in June and September 1997 at an aggregate sales price of approximately $2.44 million. Pursuant to agreements entered into at the time of the June and September 1997 sale transactions, the Company had an option to repurchase the EPS from EP LLC at fair market value. While the purchase price paid by the Company was not the result of an arms-length negotiation with an unaffiliated third party, the Company believes that such purchase price is comparable to what the Company would have paid to an unaffiliated third party. The purchase price was paid by (i) cancellation by the Company of $992,000 in notes receivable due from EP LLC, (ii) the assumption by the Company of $77,800 in debt owed by the affiliate of Mr. Graves to a financial institution, (iii) the payment by the Company of $133,000 to EP LLC,
(iv) the delivery to EP LLC of a 6% promissory note of the Company in the principal amount of $133,000 due on April 1, 1999 (which was later extended to September 30, 1999), (v) the issuance of 50,000 warrants to purchase shares of common stock of the Company at $3.81 per share expiring on June 30, 2002, and
(vi) the issuance of 50,000 warrants to purchase shares of common stock of the Company at $3.81 per share expiring on September 30, 2002. On October 1, 1998, the closing price of the Company's common stock as quoted on the NASDAQ SmallCap market was $2.50 per share. The warrants, which were valued by the Company and EP LLC at $112,000, were issued in cancellation of warrants to purchase the same number of shares that had been granted to EP LLC in connection with the June and September 1997 sale transactions at exercise prices of $11.00 and $13.38 per share. The $133,000 paid to EP LLC was applied by the affiliate of Mr. Graves to pay a portion of outstanding notes due the Company by such affiliate.

On July 31, 1999 the Company exercised its option to acquire 663 EPS for $2.37 million from Equipment Purchasing II LLC ("EP LLC II), a limited liability company controlled by an affiliate of Gordon T. Graves, the Chairman and Chief Executive Officer of the Company, and of which an affiliate of Mr. Graves and Clifton E. Lind, the Company's President and Chief Operating Officer, each owned 6.36%. The Company had originally sold the EPS to EP LLC II in March and June 1998 at an aggregate sales price of approximately $3.75 million. Pursuant to agreements entered into at the time of the March and June 1998 sale transactions, the Company had an option to repurchase the EPS from EP LLC II at fair market value if, after giving effect to the repayment and the income previously received by EP LLC II, EP LLC II would receive at least a 20% return on its net investment. While the purchase price paid by the Company was not the result of an arms-length negotiation, the Company believes that such purchase price is comparable to what the Company would have paid to an unaffiliated third party.

On April 15, 1998, the Company entered into a Consulting Agreement, as later amended, with Larry D. Montgomery, a Director of the Company. Mr. Montgomery was the President and COO of the Company until December 1997. The Consulting Agreement has a term of five years, but may be terminated by either party with six months' notice given at any time after January 1, 1999. The Company gave notice of termination of the agreement on September 30, 1999, but expects it will continue to use the services of Mr. Montgomery on a month to month basis after the agreement expires in March 2000. Mr. Montgomery is compensated at the rate of $126,000 annually, and received a bonus of $57,500 in September 1998, and an additional bonus of $3,000 in November 1998. The Company has also agreed to pay the cost of all premiums on life, health and disability insurance for Mr. Montgomery and his family for five years and, during the term of the agreement, will pay Mr. Montgomery rent of $1,000 per month for the use of an office in Topeka, Kansas.

On September 1, 1999, the Company engaged Jefferies & Company, Inc. ("Jefferies"), an investment banking firm located in Santa Monica, California, to act as the exclusive financial advisor to the Company in connection with financing and acquisition related activities. Mr. Ali Alizadeh, a Director of the Company, is an officer and employee of Jefferies. Pursuant to the agreement, the Company agreed to pay Jefferies a fee of $120,000 at the rate of $10,000 per month. In addition, the Company agreed to pay Jefferies a "success fee" for any financing or acquisition transaction consummated by the Company during the term of the agreement, which may be terminated by either party upon notice.

Gregory N. Stern, a former Director of the Company who resigned in June 1999, was involved with establishing Gamebay.com, Inc., a subsidiary of the Company, while he was a Director of the Company. In connection with his resignation, the Company agreed to pay Mr. Stern two percent (2%) of whatever interest the Company retained or received in Gamebay.com, including two percent (2%) of the 490,000 shares of common stock of Gamebay.com held by the Company and two percent (2%) of any royalties received by the Company from Gamebay.com pursuant to a license to use the Company's intellectual property.

4.  GAMEBAY.COM, INC.

In December 1999, the Company's wholly-owned subsidiary, Gamebay.com, issued 70% of its equity securities to a group of investors for $5.5 million. In connection with that transaction, the Company granted Gamebay a license to use the Company's intellectual property for Internet non-gaming purposes. In consideration of the license grant, the Company received a one time fee of $1.0 million. $600,000 of this amount was received in cash, and the remaining $400,000 is payable at the end of one year. The Company is also entitled to a royalty of 5% of Gamebay's gross revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

GENERAL

The Company designs and develops interactive high-speed Class II bingo games and Class III video lottery games and related EPS and equipment, marketed to Native American bingo halls located throughout the United States. The Company operates its interactive bingo games on behalf of its tribal customers through a multi-path communications network. The network interconnects EPS located at multiple bingo halls, thereby enabling players to simultaneously participate in a live bingo game and to compete against one another to win a common pooled prize. The EPS enable players to log on to the network, select the bingo cards of their choice and to interact with the game to make game decisions such as whether or not to continue a card in play, to daub or "cover" a number on a card and to declare a winning bingo. The Company also produces high-stakes TV bingo game shows that are televised live to multiple participating Indian bingo halls linked via closed circuit satellite and broadband telephone communications networks.

Most of the Company's games and equipment are designed and operated to meet the requirements for Class II gaming as defined in the Indian Gaming Regulatory Act of 1988. During fiscal 1999, the Company also designed, developed and marketed Class III games and equipment in the state of Washington. As of December 31, 1999, there were 4,374 EPS in operation at 76 independently owned Indian gaming facilities located in eight different states, of which 556 EPS were Class III, located in four bingo halls in the state of Washington. This compares to 3,989 Class II EPS that were in operation at December 31, 1998 at 64 bingo halls located in 11 different states. Also as of December 31, 1999, the Company's live TV bingo game show, MegaBingo, was being delivered to 39 independently owned Indian bingo halls located in 11 states and the District of Columbia, a decrease of 8 bingo halls compared to December 31, 1998.

During fiscal 1999, the Company formed Gamebay.com, Inc. as a wholly-owned subsidiary, to pursue the development of non-gambling activities on the Internet using interactive bingo games as a platform to derive advertising and product sale revenues. In December 1999, Gamebay.com entered into a licensing agreement with MGAM to use all of the Company's intellectual property for non-gambling sweepstakes internet applications, for a one-time fee of $1.0 million, of which $400,000 is payable at the end of one year. The Company will also receive a perpetual royalty of five percent of Gamebay's gross revenue. In connection with the license grant, Gamebay issued approximately 70% of its shares of common stock (including shares of preferred stock convertible into common stock) in a private placement to a group of investors for $5.5 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

NET INCOME was $323,000 for the first quarter of fiscal 2000, compared to $1,000 for the first quarter of fiscal 1999. Company operations resulted in income before income taxes of $564,000 for the three months ended December 31, 1999, an increase of $562,000 from 1998's $2,000. The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) amounted to $2,874,000 for the first fiscal quarter, up 144% from 1999's $1,180,000. During the first quarter of fiscal 1999, the Company recorded substantial legal and professional fees related to the MegaMania and Network Gaming litigation. Legal and professional fees (including fees related to NGI) for the first quarter of fiscal 2000 decreased $539,000, or 69%, over the first quarter of fiscal 1999. At December 31, 1999, there were 4,374 (556 Class III) EPS in operation, as compared to 4,420 (520 Class III) at September 30, 1999, and 3,989 at December 31, 1998. The amount of depreciation and amortization recorded for the first quarter of fiscal 2000 increased $906,000, or 78% over the first quarter of fiscal 1999.

REVENUES totaled $19,522,000 for the first quarter of fiscal 2000, compared to $20,752,000 for the first quarter of fiscal 1999, a decrease of $1,230,000, or 6%. The Company's interactive games generated revenues of $16,550,000 for the three months ended December 31, 1999, including $287,000 from Class III gaming, as compared to $16,840,000 in the first quarter of fiscal 1998, a decrease of 1%. For the three months ended December 31, 1999, TV bingo game show revenues of $2,070,000 declined $500,000, or 19% from 1998's $2,569,000. This reflected the continuation of the trend experienced during fiscal 1999 of player headcounts declining at most bingo facilities across the country. In addition, the reduction in the number of halls participating in MegaBingo during fiscal 1999 also affected first quarter performance.

No sales of EPS were recorded in the first quarter of fiscal 2000, in comparison to $301,000 for 52 EPS units sold in the first quarter of fiscal 1999.

Lease revenues from EPS leased to Native American Tribes increased from $653,000 in the first quarter of fiscal 1999 to $793,000 in 2000. This increase was due to Class III lease revenue of $364,000 in the three months ended December 31, 1999.

Other revenues decreased to $109,000 in the first quarter of fiscal 2000. Other revenues consisted of Class III back-office fees totaling $94,000, and equipment service revenue amounting to $15,000 for the three months ended December 31, 1999. The decrease is due to the discontinuation of MegaRacing in February 1999.

OPERATING COSTS AND EXPENSES totaled $19,315,000 for the first quarter of fiscal 2000, compared to $20,733,000 for the first quarter of fiscal 1999, down $1,418,000 or 6%, primarily as the result of the following:

BINGO PRIZES AND RELATED COSTS amounted to $1,837,000 for the three months ended December 31, 1999, compared to $2,317,000 for the three months ended December 31, 1998, a decrease of $480,000, or 20%. This decrease is less than proportional to the decline in TV Bingo game show revenue, due to the fixed level of costs required to produce the TV Bingo game shows. Interactive gaming revenues, on the other hand, are recorded net of prize costs; therefore, those prizes are not reflected in the above amount.

ALLOTMENTS TO HALL OPERATORS consist of the bingo halls' share of the interactive gaming revenues after prizes and allocable prize costs. Allotments to hall operators decreased $980,000, or 8%, to $12,036,000 for the three months ended December 31, 1999, compared to $13,016,000 for the three months ended December 31, 1998. Hall commissions related to TV Bingo game shows declined as a result of the decrease in the play of MegaBingo.

COST OF ELECTRONIC PLAYER STATIONS SOLD decreased $151,000 for the three months ended December 31, 1999, because no EPS units were sold during the current period.

SALARIES AND WAGES amounted to $1,193,000 for the three months ended December 31, 1999, compared to $904,000 for the three months ended December 31, 1998, an increase of $289,000, or 32%. Most of this increase relates to personnel hired to address the Company's interactive gaming network needs, such as installation, training and maintenance, the operation of the interactive game ball draw equipment, and the pursuit of new business, including the Class III video lottery business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $836,000 or 28% to $2,181,000 for the three months ended December 31, 1999, compared to $3,018,000 for the three months ended December 31, 1998. Approximately 45%, or $373,000 of the decrease reflected the reduction in legal and professional fees and expenses related to the MegaMania litigation, regulatory and general legal matters. The aggregate of legal and professional fees amounted to $240,000 for the first quarter of fiscal 2000, compared to $612,000 in the first quarter of fiscal 1999, down 61%. Contributing to the decrease in the current quarter's overall cost structure versus the comparable quarter of the prior fiscal year was slower growth in the interactive gaming network. This factor resulted in the following changes: consulting and contract labor - down $129,000, or 37%; rent for facilities and equipment - up $27,000, or 10%; travel - down $131,000, or 43%; interactive gaming telecommunications - down $77,000, or 15%; repairs, maintenance and supplies - up $6,000, or 4%; employee benefits - up $46,000, or 21%; advertising and promotions - down $27,000, or 18%; and miscellaneous expenses - up $133,000, or 86%.

NGI JUDGMENT AND RELATED EXPENSES decreased from $166,000 for the three months ended December 31, 1998 to $1,000 in the first quarter of fiscal 2000, or 99%.

AMORTIZATION AND DEPRECIATION increased $906,000, or 78%, to $2,067,000 for the three months ended December 31, 1999, compared to $1,161,000 for the same period in 1998. The increase results primarily from depreciation on a greater number of EPS placed in service during fiscal 1999. The growth is also the result of a $881,000 increase in depreciation on the greater number of EPS under lease in 2000, the amortization of EPS, software programming costs capitalized during 1998 and 1999 (approximately $33,000 of the increase), and the rapid write-off (approximately $150,000 of the increase) of leased Class III EPS because of these units' unusually short pay-back time. The Company made $14 million in capital additions during fiscal 1999.

SOFTWARE LICENSING RIGHTS totaled $600,000 for the current quarter. The Company licensed the right to use its interactive gaming software for non-gambling sweepstakes purposes to Gamebay.com. In consideration of the license grant, the Company received a one-time fee of $1.0 million. $600,000 of this amount was received in cash, and the remaining $400,000 is payable at the end of one year.

INTEREST INCOME amounted to $37,000 for the three months ended December 31, 1999, compared to $13,000 for the three months ended December 31, 1998, a increase of $24,000, or 184%. This was a result of interest accruing on notes receivable from stockholders.

INTEREST EXPENSE amounted to $217,000 for the three months ended December 31, 1999, compared to $30,000 for the three months ended December 31, 1998, an increase of $187,000, or 623%. This increase resulted from the use of a working capital line of credit put in place during the second quarter of fiscal 1999.

EQUITY IN NET LOSS OF AFFILIATE amounted to $63,000 for the first quarter of fiscal 2000. As a result of Gamebay's issuance of 70% of its shares of common stock, the Company is recognizing its pro rata share of Gamebay's estimated first quarter net loss as a minority interest owner.

INCOME TAX amounted to $241,000 for the three months ended December 31, 1999, compared to $1,00 for the three months ended December 31, 1998, an increase of approximately $240,000. This increase is the result of higher pretax income with an effective tax rate of 42%.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of fiscal 2000, $1.1 million of cash was provided by operations, versus $886,000 provided by operations in the comparable quarter of fiscal 1999. At December 31, 1999, the Company had unrestricted cash and cash equivalents of $1.36 million, a $61,000 increase from September 30, 1999. Negative working capital at the end of the first quarter amounted to $2.9 million, compared to a $4.7 million at September 30, 1999. Working capital was primarily used for the acquisition of additional fixed assets, and consisted primarily of software development for interactive gaming, and hardware for interactive gaming player stations and game operation. The Company repaid $800,000 to NGI in December 1999, as required under the settlement agreement. The Company invested $987,000 during the current quarter, almost entirely in additions to interactive gaming assets. These software development and manufacturing costs are expected to continue at a fixed level to meet customer demand for internally financed lease and rental products, until the Company identifies a third-party financing source.

On July 29, 1999 the Company entered into a revolving credit facility with Coast Business Credit, a Division of Southern Pacific Bank located in Los Angeles, California. Pursuant to the credit facility, the Company may borrow up to $10 million, or such lesser amount as is permitted under various borrowing base formulas. As of December 31, 1999, under the most restrictive of the borrowing base formulas, there was $8.64 million of borrowings available to the Company, of which $8.15 million had been borrowed and was outstanding. The credit facility expires in July 2002, and is secured by all assets of the Company and the personal guarantee of $1.5 million from the Company's Chairman and CEO, Gordon T. Graves. The initial application of the funds available under this facility were used to repay $1.9 million of debt owed to two other banks; approximately $2.4 million was used for the repurchase of EPS owned by the EP LLC II partnership, and approximately $4 million was used to relieve outstanding accounts payable, which for the most part included components for the manufacture of Class III Video Lottery devices and past due legal and professional fees. Borrowings under the facility bear interest, payable monthly, at a rate equal to the greater of 9% or 1.75% above the prime rate from time to time in effect. All of the Company's revenues are deposited into a "blocked" account controlled by the Bank, and disbursements from the "blocked" account may be made only with the approval of the Bank. In December 1999, the credit facility was amended in connection with obtaining Coast's consent to the terms of the NGI litigation settlement. The amendment waived any defaults that may have resulted from the settlement, increased the early termination fee payable by the Company in the event the Company prepays the credit facility prior to its July 2002 maturity, and required the Company to pay Coast a $100,000 fee in consideration for the amendment.

The Company believes that its current operations, including the payment of its expected legal fees and expenses, can be sustained with cash from operations. The Company has adequate inventory on hand to support the assembly and installation of approximately 700 additional EPS to further expand the Company's interactive gaming operations, requiring little cash from future operations. In addition, the Company has approximately 300 used EPS available for use in its rental pool. To expand interactive gaming operations beyond this 1,000 unit level will require funding from external sources. Due to the terms of the credit facility with Coast Business Credit, and the settlement agreement with NGI, both of which are secured by all of the Company's assets, it is not likely that the Company can obtain funding from external sources in the foreseeable future. The inability to obtain additional financing when needed could have a material adverse effect on the Company's ability to achieve its planned objectives, as well as any expectations the market might have about the Company's future performance.

During the quarter ended December 31, 1999, the Company incurred legal and professional fees and expenses of $240,000, a decrease of $539,000 from the quarter ended December 31, 1998. The decrease is the result of the resolution of the NGI matter and lower expenses for the MegaMania litigation. While legal fees and expenses related to MegaMania and other litigation involving the Company will continue to be significant in fiscal 2000, such fees and expenses are not expected to approach the levels experienced throughout fiscal 1998 and 1999.

CONTINGENCIES

For information regarding contingencies, see "PART II - Item 1. Legal Proceedings."

INFLATION AND OTHER COST FACTORS

The Company's operations have not been, nor are they expected to be, materially affected by inflation. However, the Company's operational expansion is affected by the cost of hardware components, which are not considered to be inflation sensitive, but rather, sensitive to changes in technology and competition in the hardware markets. In addition, the Company expects it will continue to incur increased legal and other similar costs associated with regulatory compliance requirements, and the uncertainties present in the operating environment in which the Company conducts its business.

IMPACT OF YEAR 2000 PROBLEM ("Y2K")

The "Year 2000 Problem" results from computer programs that were written using two digits rather than four to define the applicable year. If the Company's computer programs with date-sensitive functions are not Y2K compliant, they may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure, or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

The Company has identified its Y2K risk in three categories: Internal business software, interactive game software and TV bingo game show software.

INTERNAL BUSINESS SOFTWARE. The Company's accounting software has been certified Y2K compliant by the vendor. The Company's internal financial systems are in full Y2K compliance.

INTERACTIVE GAME SOFTWARE. The Company's interactive games have been configured using the Microsoft four digit system, which is Y2K compliant. All current and future games are expected to be Y2K compliant. The Company has experienced no significant Y2K-related problems subsequent to the quarter ended December
31, 1999.

TV BINGO GAME SHOW SOFTWARE. The Company has identified and corrected Y2K deficiencies relating to its TV bingo game show system. The Company experienced no significant Y2K-related problems subsequent to the quarter ended December 31, 1999.

FUTURE EXPECTATIONS AND FORWARD-LOOKING STATEMENTS

This Quarterly Report and the information incorporated herein by reference contains various "forward-looking statements" within the meaning of Federal and state securities laws, including those identified or predicated by the words "believes," anticipates," "expects," " plans," or similar expressions. Such statements are subject to a number of uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the uncertainties inherent to the outcome of any litigation of the type described in this quarterly report under "PART II - Item 1. Legal Proceedings," as well as those other factors as described under "Item 1. Business - Risk Factors," contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, which are incorporated herein by this reference. Given these uncertainties, readers of this Quarterly Report are cautioned not to place undue reliance upon such statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the effects of short-term interest rates, under the Company's line of credit, which the Company does not consider material, the Company is not subject to any other interest rate, exchange rate, or commodity price risks.

                                     PART II

                                OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

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

The government has appealed both decisions to the applicable Federal Circuit Court of Appeals. As of February 1, 2000, no action has been taken by either appellate court on either appeal. The Company is not able to predict what the outcome of either appeal will be.

If MegaMania is ultimately determined to be Class III gaming, the loss of the MegaMania business would likely have a material adverse effect upon the Company's financial condition and results of operation. In addition, if the EPS used to aid the play of MegaMania are ultimately held to be gambling devices, all of the other Class II bingo games currently offered by the Company would likely be adversely affected, which would have a material adverse effect upon the Company's financial condition and results of operation. Even if the Company is successful on the merits, the legal fees and expenses to be incurred by the Company related to the MegaMania litigation or any future litigation challenging the Company's interactive bingo activities will likely be significant.

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

OTHER LITIGATION

NETWORK GAMING LITIGATION SETTLEMENT. In December 1999, the Company entered into an agreement with Network Gaming International Corporation ("NGI") that settled a $3.1 million verdict against the Company for breach of contract that had been awarded in November 1999 by a jury in the Federal District Court for the Northern District of Oklahoma. Pursuant to the NGI settlement, the Company accrued $800,000 as of September 30,1999, which amount was paid to NGI in December 1999. The Company has agreed to pay NGI an additional $2.28 million in cash over three years. In addition, the Company delivered 125,000 shares of Common Stock to NGI. All payments to NGI under the agreement are secured by a lien on the Company's assets that is junior and subordinate to the lien of the Company's senior bank lender. If the Company defaults on its payment obligation to NGI, NGI has reserved the right to pursue collection of its total judgment, plus interest and attorney's fees, aggregating $3.5 million, less any amounts previously paid by the Company.

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

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the settlement of the NGI litigation discussed above, the Company issued to NGI and its attorneys an aggregate of 125,000 shares of common stock in a transaction exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibit filed as part of this Quarterly Report on Form 10-Q is listed in the attached Index to Exhibits.

(b) The following reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999:

1. On October 4, 1999, the Company filed a Report on Form 8-K/A that amended a Report on Form 8-K filed on September 22, 1999, to include as an exhibit a letter from Arthur Andersen LLP confirming the statements made regarding it in the September 22, 1999 Form 8-K.

2. On October 8, 1999, the Company filed a Report on Form 8-K announcing the engagement of BDO Seidman, LLP as the Company's independent certified public accountants for the fiscal year ended September 30, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated February 13, 1999               Multimedia Games, Inc.



                                      By:   /s/ Frank W. Rehanek, Jr.
                                         --------------------------------------
                                         Frank W. Rehanek, Jr.
                                         Chief Financial Officer

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27          Financial Data Schedule