Form 10-Q
period 2000-03-31
MULTIMEDIA GAMES INC
filed 2000-05-15
CIK 896400

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: MARCH 31, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    ------------

                         Commission File Number: 0-28318

                             Multimedia Games, Inc.
                             ----------------------
             (Exact Name of Registrant as Specified in its Charter)


             Texas                                      74-2611034
             -----                                      ----------
  (State or Other Jurisdiction                          (IRS Employer
          of Incorporation)                          Identification Number)

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

As of April 14, 2000 there were 5,619,150 shares of the Company's Common Stock, par value $.01, outstanding.

                                    FORM 10-Q

                                      INDEX


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Condensed Consolidated Balance Sheets
(March 31, 2000 (unaudited) and September 30, 1999)...............................................................3

Unaudited Condensed Consolidated Statements of Income
(Three months ended March 31, 2000 and 1999)......................................................................4

Unaudited Condensed Consolidated Statements of Income
(Six months ended March 31, 2000 and 1999)........................................................................5

Unaudited Condensed Consolidated Statements of Cash Flows
(Six months ended March 31, 2000 and 1999)........................................................................6

Notes to Unaudited Condensed Consolidated Financial Statements....................................................7

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations..................12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............................................18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................................19

Item 6.  Exhibits................................................................................................20

                                     PART I
                              FINANCIAL INFORMATION

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2000 and September 30, 1999

                                                                            MARCH 31,     SEPTEMBER 30,
ASSETS                                                                        2000             1999
                                                                         -------------    -------------
Current assets:                                                            (Unaudited)
     Cash and cash equivalents                                           $   1,690,000    $   1,295,000
     Accounts receivable:
       Trade                                                                 1,968,000        1,897,000
       Game reserve                                                                 --          721,000
       Other                                                                   235,000          291,000
     Allowance for doubtful accounts                                          (580,000)        (527,000)
     Inventory                                                               2,424,000        3,121,000
     Prepaid expenses                                                          606,000          559,000
     Notes receivable                                                          501,000          490,000
     Deferred tax asset                                                      1,634,000        1,500,000
                                                                         -------------    -------------
TOTAL CURRENT ASSETS                                                         8,478,000        9,347,000

Restricted cash and long-term investments                                    2,044,000        2,075,000
Inventory, non-current                                                       1,808,000        1,300,000
Property and equipment, net                                                 13,565,000       15,421,000
Investment in Gamebay                                                           18,000               --
Other assets                                                                   307,000          320,000
Goodwill, net                                                                  404,000          417,000
                                                                         -------------    -------------
TOTAL ASSETS                                                             $  26,624,000    $  28,880,000
                                                                         =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                       $   6,210,000    $   8,137,000
     Current portion of long-term debt                                         562,000        1,586,000
     Accounts payable and accrued expenses                                   2,682,000        4,161,000
     Hall's Share of Surplus                                                   821,000               --
     Prize fulfillment fees payable                                            145,000          172,000
     Deferred revenue                                                          400,000               --
                                                                         -------------    -------------
TOTAL CURRENT LIABILITIES                                                   10,820,000       14,056,000

Long-term debt, less current portion                                         1,595,000        1,885,000
Other long-term liabilities                                                  1,814,000        1,816,000
Deferred tax liability                                                         835,000          621,000
Stockholders' equity:
     Preferred stock, Series A, $.01 par value, 2,000,000 shares
       authorized, 90,789 shares issued and outstanding                          1,000            1,000
     Common stock, $.01 par value, 25,000,000 shares authorized
       5,653,149 and 5,528,149 shares issued, and
       5,619,150 and 5,494,150 shares outstanding;                              57,000           55,000
     Additional paid-in capital                                             13,485,000       13,173,000
     Stockholder notes receivable                                             (791,000)        (758,000)
Treasury stock, 33,999 shares at cost                                          (87,000)         (87,000)
Deficit                                                                     (1,105,000)      (1,882,000)
                                                                         -------------    -------------
Total stockholders' equity                                                  11,560,000       10,502,000
                                                                         -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  26,624,000    $  28,880,000
                                                                         =============    =============


See notes to unaudited condensed consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                               2000             1999
                                                          -------------    -------------
REVENUES:
     Gaming revenue                                       $  22,584,000    $  21,517,000
     Electronic player station sales                            145,000           69,000
     Electronic player station lease revenue                    390,000          651,000
     Other                                                      143,000          369,000
                                                          -------------    -------------
TOTAL REVENUES                                               23,262,000       22,606,000
                                                          -------------    -------------

OPERATING COSTS AND EXPENSES:
     Bingo prizes and related costs                           1,608,000        2,068,000
     Allotments to hall operators                            14,867,000       14,394,000
     Cost of electronic player stations sold                     69,000           39,000
     Salaries and wages                                       1,238,000        1,351,000
     Selling, general and administrative expenses             2,497,000        2,964,000
     NGI judgment and related fees                                2,000          280,000
     Amortization and depreciation                            1,760,000        1,235,000
                                                          -------------    -------------

TOTAL OPERATING COSTS AND EXPENSES                           22,041,000       22,331,000
                                                          -------------    -------------

OPERATING INCOME                                              1,221,000          275,000

OTHER INCOME AND EXPENSES:
Interest income                                                  31,000          128,000
Interest expense                                               (223,000)         (42,000)
Equity in net loss of affiliate                                (269,000)              --
                                                          -------------    -------------

Income before income taxes                                      760,000          361,000

Income tax expense                                              255,000          144,000
                                                          -------------    -------------

NET INCOME                                                $     505,000    $     217,000
                                                          =============    =============

Basic earnings per share                                  $         .08    $         .03
                                                          -------------    -------------

Diluted earnings per share                                $         .08    $         .03
                                                          -------------    -------------


See notes to unaudited condensed consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                               2000             1999
                                                          -------------    -------------
REVENUES:
     Gaming revenue                                       $  41,204,000    $  40,925,000
     Electronic player station sales                            144,000          370,000
     Electronic player station lease revenue                  1,183,000        1,305,000
     Other                                                      253,000          758,000
                                                          -------------    -------------
TOTAL REVENUES                                               42,784,000       43,358,000
                                                          -------------    -------------

OPERATING COSTS AND EXPENSES:
     Bingo prizes and related costs                           3,445,000        4,385,000
     Allotments to hall operators                            26,903,000       27,410,000
     Cost of electronic player stations sold                     69,000          190,000
     Salaries and wages                                       2,431,000        2,255,000
     Selling, general and administrative expenses             4,678,000        5,982,000
     NGI judgment and related fees                                3,000          446,000
     Amortization and depreciation                            3,828,000        2,396,000
                                                          -------------    -------------

TOTAL OPERATING COSTS AND EXPENSES                           41,357,000       43,064,000
                                                          -------------    -------------

OPERATING INCOME                                              1,427,000          294,000

OTHER INCOME AND EXPENSES:
Interest income                                                  68,000          141,000
Software licensing rights                                       600,000               --
Interest expense                                               (439,000)         (72,000)
Equity in net loss of affiliate                                (332,000)              --
                                                          -------------    -------------

Income before income taxes                                    1,324,000          363,000

Income tax expense                                              496,000          145,000
                                                          -------------    -------------

NET INCOME                                                $     828,000    $     218,000
                                                          =============    =============

Basic earnings per share                                  $         .14    $         .03
                                                          -------------    -------------

Diluted earnings per share                                $         .14    $         .03
                                                          -------------    -------------



See notes to unaudited condensed consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

                                                                    2000             1999
                                                               -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                     $     828,000    $     218,000
Adjustments to reconcile net income to cash
   provided by operating activities:
     Amortization and depreciation                                 3,828,000        2,396,000
     Deferred taxes                                                   80,000          751,000
     Gain/Loss on disposal of Property and Equipment                  75,000               --
     Equity in net loss of affiliate                                 332,000               --
     (Increase) decrease in:
       Accounts receivable                                           748,000          975,000
       Inventory                                                     189,000         (620,000)
       Prepaid expenses                                              (46,000)          45,000
       Other assets                                                       --          (12,000)
       Accounts payable and accrued expenses                      (1,088,000)        (844,000)
       Note payment on NGI lawsuit settlement                       (925,000)              --
       Hall's Share of Surplus                                       821,000               --
       Prize fulfillment fees payable                                (28,000)           1,000
                                                               -------------    -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          4,814,000        2,910,000
                                                               -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                        (2,371,000)      (4,662,000)
     Increase in restricted cash and long-term investments
       and other long-term liabilities                                31,000            2,000
                                                               -------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                             (2,340,000)      (4,660,000)
                                                               -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock
       including collection of shareholder notes                          --          149,000
     Proceeds from (repayments on) debt                           (1,927,000)         795,000
     Principal payments on debt                                      (77,000)        (178,000)
     Payment of preferred stock dividends                            (75,000)         (25,000)
                                                               -------------    -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               (2,079,000)         741,000
                                                               -------------    -------------

Net change in cash and cash equivalents                              395,000       (1,009,000)
Cash and cash equivalents, beginning of period                     1,295,000        1,881,000
                                                               -------------    -------------
Cash and cash equivalents, end of period                       $   1,690,000    $     872,000
                                                               =============    =============

SUPPLEMENTAL CASH FLOW DATA:
Interest paid                                                  $     358,000    $      72,000
Taxes paid                                                            75,000          140,000

NON-CASH TRANSACTIONS:
Acquisition of fixed assets with:
     Notes receivable                                          $          --    $     992,000
     Debt                                                                 --          211,000
     Warrants                                                             --          112,000

See notes to unaudited condensed consolidated financial statements.

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

The financial statements included herein as of March 31, 2000 and for each of the three and six month periods ended March 31, 2000 and 1999, have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the three and six months ended March 31, 2000, are not necessarily indicative of the results which will be realized for the year ending September 30, 2000. The September 30, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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


                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2000

                                                                                         PER SHARE
                                                        INCOME           SHARES           AMOUNT
                                                     -------------    -------------   -------------
Net Income, as reported                              $     505,000
Less: preferred stock dividends                            (50,000)              --              --
                                                     -------------    -------------   -------------
Basic EPS:
Income available to common shareholders                    455,000        5,619,150   $         .08
Effect of Dilutive Securities:
     Options                                                    --           34,878              --
     Warrants                                                   --               --              --
     Convertible preferred stock                            50,000          435,195              --
                                                     -------------    -------------   -------------
Diluted EPS:
Income available to common shareholders
plus assumed conversions                             $     505,000        6,089,223   $         .08
                                                     =============    =============   =============

                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 1999

                                                                                                               PER SHARE
                                                                                INCOME           SHARES          AMOUNT
                                                                             -------------    -------------   -------------
Net Income as reported                                                       $     217,000
Less: preferred stock dividends                                                    (25,000)              --              --
                                                                             -------------
Basic EPS:
Income available to common shareholders                                            192,000        5,446,546   $         .03

Effect of Dilutive Securities:
     Options                                                                            --          441,058              --
     Warrants                                                                           --           39,116              --
     Convertible preferred stock                                                    25,000          435,195              --
                                                                             -------------    -------------
Diluted EPS:
Income available to common shareholders
plus assumed conversions                                                     $     217,000        6,361,915   $         .03
                                                                             =============    =============   =============




                            FOR THE SIX MONTHS ENDED
                                 MARCH 31, 2000


                                                                                                               PER SHARE
                                                                                INCOME           SHARES          AMOUNT
                                                                             -------------    -------------   -------------
Net Income as reported                                                       $     828,000
Less: preferred stock dividends                                                    (75,000)              --              --
                                                                             -------------

Basic EPS:
Income available to common shareholders                                            753,000        5,561,773   $         .14

Effect of Dilutive Securities:
     Options                                                                            --           33,594              --
     Warrants                                                                           --               --              --
     Convertible preferred stock                                                    75,000          435,195              --
                                                                             -------------    -------------

Diluted EPS:
Income available to common shareholders
plus assumed conversions                                                     $     828,000        6,035,562   $         .14
                                                                             =============    =============   =============



                            FOR THE SIX MONTHS ENDED
                                 MARCH 31, 1999

                                                                                                               PER SHARE
                                                                                INCOME           SHARES          AMOUNT
                                                                             -------------    -------------   -------------
Net Income as reported                                                       $     218,000
Less: preferred stock dividends                                                    (50,000)              --              --
                                                                             -------------

Basic EPS:
Income available to common shareholders                                            168,000        5,429,870   $         .03

Effect of Dilutive Securities:
     Options                                                                            --          367,890              --
     Warrants                                                                           --           32,166              --
     Convertible preferred stock                                                    50,000          435,195              --
                                                                             -------------    -------------
Diluted EPS:
Income available to common shareholders
plus assumed conversions                                                     $     218,000        6,265,121   $         .03
                                                                             =============    =============   =============

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

The government has appealed both decisions to the applicable Federal Circuit Court of Appeals. Oral argument on the appeal to the Tenth Circuit was heard on May 9, 2000. Oral argument on the appeal to the Ninth Circuit has been set for June 14, 2000. The Company is not able to predict what the outcome of either appeal will be.

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

Since the beginning of the MegaMania litigation, the Company has sought to mitigate the risks of an adverse decision by broadening and diversifying its product line and seeking new markets. The Company has developed new interactive bingo games which it believes meet the requirements of Class II gaming, has expanded into the Class III market in the state of Washington, and has pursued the charity bingo and Internet markets. There can be no assurance, however, that these initiatives will be able to fully replace the loss of MegaMania, which remains the Company's most successful product offering.

OTHER CHALLENGES TO INTERACTIVE GAMES; CHANGES IN LAW AND REGULATIONS. No assurances can be given that there will be no other challenges made to the legality of the Company's interactive bingo activities or that, if made, the Company will be successful on the merits. While the Company attempts to design and operate its Class II games in accordance with IGRA and the regulations and opinions of the National Indian Gaming Commission ("NIGC"), it is not always successful in doing so. For example, in February, 1999, the Company introduced EverGreen as a Class II game. In November 1999, the NIGC issued an opinion that EverGreen was not Class II gaming. As a result, the Company modified those aspects of EverGreen that the NIGC found objectionable.

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

In addition, the NIGC has issued a set of minimum internal control standards ("MICS") for Indian bingo hall operations, and will require hall compliance by February, 2000. The Company has complied with the software database and data retention requirements of MICS in January 2000. Beginning in February 2000, the NIGC has granted a six-month exception to its requirement for lockable, removable bill acceptors in each EPS. It has not yet been determined what impact there will be on the tribes and the Company if this requirement goes into effect, except that the tribes and the Company will incur increased costs to manufacture new EPS meeting these requirements, and to convert and modify EPS already in operation.

OTHER LITIGATION

NETWORK GAMING LITIGATION SETTLEMENT. In December 1999, the Company entered into an agreement with Network Gaming International Corporation ("NGI") that settled a $3.1 million verdict against the Company for breach of contract. The verdict was awarded in November 1999 by a jury in the Federal District Court for the Northern District of Oklahoma. Pursuant to the settlement, the Company paid $800,000 to NGI in December 1999, an additional $125,000 in January 2000, and has agreed to pay NGI an additional $2.15 million in cash over three years. In addition, the Company delivered 125,000 shares of Common Stock to NGI. All payments to NGI under the agreement are secured by a lien on the Company's assets that is junior and subordinate to the lien of the Company's senior bank lender. If the Company defaults on its payment obligation to NGI, NGI has reserved the right to pursue collection of its total judgment, plus interest and attorney's fees, aggregating $3.5 million, less any amounts previously paid by the Company.

While the Company believes it will be able to meet its obligation to NGI and its other creditors with cash from operations, there is no assurance that the Company will be able to do so. In any event, the cash required to pay NGI and to meet the Company's other obligations will likely have an adverse effect upon the Company's plans for future growth.

In December 1999, the Company's credit facility with Coast Business Credit was amended in connection with obtaining Coast's consent to the terms of the settlement of the NGI litigation. The amendment waived the tangible net worth covenant violation that resulted from the settlement, increased the early termination fee payable by the Company in the event the Company prepays the credit facility prior to its maturity in July 2002, and required the Company to pay a $100,000 fee to Coast in consideration for the amendment.

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

LICENSE AGREEMENT WITH WMS GAMING, INC. In December 1999, the Company entered into a license agreement with WMS Gaming, Inc. ("WMS") to use the trademarks, logos and other audio-visual aids and graphics used by WMS in its highly successful Class III gaming devices. The license is limited to Indian gaming in the State of Washington, and commits the Company to purchase a minimum of 1,000 units a year for two years at $2,500 per unit, subject to the right of the Company to terminate the agreement after one year by paying $500 per each remaining unit under the commitment. The first machines using materials covered in the WMS agreement will be shipped to customers in June of 2000.

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

On July 31, 1999 the Company exercised its option to acquire 663 EPS for $2.37 million from Equipment Purchasing II LLC ("EP II LLC"), a limited liability company controlled by an affiliate of Gordon T. Graves, the Chairman and Chief Executive Officer of the Company, and of which an affiliate of Mr. Graves and Clifton E. Lind, the Company's President and Chief Operating Officer, each owned 6.36%. The Company had originally sold the EPS to EP II LLC in March and June 1998 at an aggregate sales price of approximately $3.75 million. Pursuant to agreements entered into at the time of the March and June 1998 sale transactions, the Company had an option to repurchase the EPS from EP II LLC at fair market value if, after giving effect to the repayment and the income previously received by EP II LLC, EP II LLC would receive at least a 20% return on its net investment. While the purchase price paid by the Company was not the result of an arms-length negotiation, the Company believes that such purchase price is comparable to what the Company would have paid to an unaffiliated third party.


On April 15, 1998, the Company entered into a Consulting Agreement, as later amended, with Larry D. Montgomery, a Director of the Company. Mr. Montgomery was the President and COO of the Company until December 1997. The Consulting Agreement had a term of five years, but could be terminated by either party with six months' notice given at any time after January 1, 1999. The Company gave notice of termination of the agreement on September 30, 1999, but has continued to use the services of Mr. Montgomery on a month to month basis after the agreement expired in March 2000. Mr. Montgomery is compensated at the rate of $126,000 annually, and received a bonus of $57,500 in September 1998, and an additional bonus of $3,000 in November 1998. The Company has also agreed to pay the cost of all premiums on life, health and disability insurance for Mr. Montgomery and his family for five years and, during the term of the agreement, will pay Mr. Montgomery rent of $1,000 per month for the use of an office in Topeka, Kansas.


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

In July 1999, Gamebay.com granted options to Gordon T. Graves, the Chairman of the Board and Chief Executive Officer of the Company, and to Daniel J. Sarnoff, the President of Gamebay.com and the son of Thomas W. Sarnoff, a Director of the Company, to purchase 29,800 shares and 59,600 shares, respectively, of the common stock of Gamebay.com at $1.00 per share. The Company determined the fair value of these options as of the date of grant and recognized a minimal compensation expense.

The Company believes that the terms of each of these transactions were as fair to the Company as could have been obtained from unrelated third parties in arms-length negotiations.

4. GAMEBAY.COM, INC.

In December 1999, the Company's wholly-owned subsidiary, Gamebay.com, issued 71% of its equity securities to a group of investors for $6.5 million. In connection with that transaction, the Company transferred to Gamebay.com a license to use the Company's intellectual property for Internet non-gaming purposes. In consideration of the license transfer, the Company received a one time fee of $1.0 million. $600,000 of this amount was received in cash, and the remaining $400,000 is payable at the end of one year, with interest payments to be made quarterly. Accordingly, in the first quarter, ended December 31, 1999, the Company recognized a gain on sale of $600,000, and recorded deferred revenue of $400,000 for the note portion of the proceeds. Gamebay.com made the interest payment to the Company during the second quarter as scheduled. The Company is also entitled to a royalty of 5% of Gamebay.com's gross revenue.

5. SUBSEQUENT EVENT

Subsequent to March 31, 2000, the Board of Directors authorized the Company to repurchase up to 300,000 shares of its common stock, subject to the approval of the Company's lender. The timing and number of shares repurchased will depend on prevailing market conditions and other investment opportunities. Shares of the Company's stock recently traded at 3 5/16 on an average daily volume of 28,857 shares.

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

Most of the Company's games and equipment are designed and operated to meet the requirements for Class II gaming as defined in the Indian Gaming Regulatory Act of 1988. During fiscal 1999, the Company also designed, developed and marketed Class III games and equipment in the state of Washington. As of March 31, 2000, there were 4,406 EPS in operation at 78 independently owned Indian gaming facilities located in seven different states, of which 602 EPS were Class III, located in five bingo halls in the state of Washington. This compares to 4,374 EPS that were in operation at December 31, 1999 at 76 bingo halls located in eight different states, of which 556 were Class III EPS located in four bingo halls in the state of Washington. Also as of March 31, 2000, the Company's live TV bingo game show, MegaBingo, was being delivered to 42 independently owned Indian bingo halls located in eight states and the District of Columbia, a decrease of three bingo halls compared to December 31, 1999.

During fiscal 1999, the Company formed Gamebay.com, Inc. as a wholly-owned subsidiary, to pursue the development of non-gambling activities on the Internet using interactive bingo games as a platform to derive advertising and product sale revenues. In December 1999, Gamebay.com entered into a licensing agreement with MGAM to use all of the Company's intellectual property for non-gambling sweepstakes internet applications, for a one-time fee of $1.0 million, of which $400,000 is payable at the end of one year. The Company will also receive a perpetual royalty of five percent of Gamebay's gross revenue. In connection with the license transfer, Gamebay issued approximately 71% of its shares of common stock (including shares of preferred stock convertible into common stock) in a private placement to a group of investors for $6.5 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

NET INCOME was $505,000 for the second quarter of fiscal 2000, compared to $217,000 for the second quarter of fiscal 1999, an increase of $288,000, or 133%. Company operations resulted in income before taxes of $760,000 for the three months ended March 31, 2000, an increase of $398,000, or 110% from 1999's $361,000. The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) amounted to $2,712,000 for the second fiscal quarter, up $1,202,000, or 80% from 1999's $1,510,000. For the second quarter of fiscal 2000, legal and professional fees (including fees related to NGI), a component of Selling, General and Administrative Expenses (SG&A), decreased $346,000, or 52%, from the second quarter of fiscal 1999. At March 31, 2000, there were 4,406 (602 Class III) EPS in operation, as compared to 4,420 (520 Class III) at September 30, 1999, and 4,024 Class II at March 31, 1999. The amount of depreciation and amortization recorded for the second quarter of fiscal 2000 increased $525,000, or 43% over the second quarter of fiscal 1999.

REVENUES totaled $23,262,000 for the second quarter of fiscal 2000, compared to $22,606,000 for the second quarter of fiscal 1999, a increase of $656,000 or 3%. The Company's interactive games generated revenues of $20,665,000 for the three months ended March 31, 2000, including $452,000 from Class III gaming, as compared to $18,726,000 in the second quarter of fiscal 1999, a increase of $1,939,000, or 10%. For the three months ended March 31, 2000, TV bingo game show revenues of $1,919,000 declined $872,000, or 31% from 1999's $2,791,000.
This reflected the continuation of the trend experienced during fiscal 1999 of player headcounts declining at most bingo facilities across the country. In addition, a reduction in the number of halls participating in MegaBingo during fiscal 1999 also affected second quarter performance.

Hall participation in MegaBingo has declined for a number of reasons. Some halls have reduced their paper bingo operations to pursue the more lucrative Class II interactive or Class III markets. Finally, some customers who have a sufficient number of traditional bingo players have elected to conduct their own high-stakes bingo games.

SALES of $144,000 for 23 EPS were recorded in the second quarter of fiscal 2000, in comparison to $68,000 for 10 EPS units sold in the second quarter of fiscal 1999.

LEASE REVENUES from EPS leased to Native American Tribes decreased from $651,000 in the second quarter of fiscal 1999 to $390,000 in 2000, a 40% decrease. The decrease is due to a high number of lease payoffs in the first quarter of fiscal 2000 and the fact that the majority of subsequent EPS placements have been on rental contracts.

OTHER REVENUES decreased to $143,000 in the second quarter of fiscal 2000, a decrease of $226,000, or 61%, compared to the second quarter of fiscal 1999. Other revenues for the current quarter consisted of Class III back-office fees totaling $139,000, and equipment service revenue amounting to $4,000. The decrease is due to the discontinuation of MegaRacing in February 1999.

OPERATING COSTS AND EXPENSES totaled $22,041,000 for the second quarter of fiscal 2000, compared to $22,331,000 for the second quarter of fiscal 1999, down $290,000 or 1%, primarily as the result of the following:

BINGO PRIZES AND RELATED COSTS amounted to $1,608,000 for the three months ended March 31, 2000, compared to $2,068,000 for the three months ended March 31, 1999, a decrease of $461,000, or 22%. This decrease is less than proportional to the decline in TV Bingo game show revenue, due to the fixed level of costs required to produce the TV Bingo game shows. Interactive gaming revenues, on the other hand, are recorded net of prize costs; therefore, those prizes are not reflected in the above amount.

ALLOTMENTS TO HALL OPERATORS consist of the bingo halls' share of the interactive gaming and TV game show revenues after prizes and allocable prize costs. Allotments to hall operators increased $472,000, or 3%, to $14,867,000 for the three months ended March 31, 2000, compared to $14,394,000 for the three months ended March 31, 1999. The increase is due to the higher interactive gaming revenue for the second fiscal quarter of 2000 as compared to the same period in 1999.

SALARIES AND WAGES amounted to $1,238,000 for the three months ended March 31, 2000, compared to $1,351,00 for the three months ended March 31, 1999, a decrease of $113,000, or 8%. The decrease is due to a decline in the number of employees from March 31, 1999 to the same period in 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $467,000 or 16% to $2,497,000 for the three months ended March 31, 2000, compared to $2,964,000 for the three months ended March 31, 1999. Approximately 15%, or $68,000 of the decrease reflected the reduction in legal and professional fees and expenses related to the MegaMania litigation, regulatory and general legal matters. The aggregate of legal and professional fees amounted to $324,000 for the second quarter of fiscal 2000, compared to $392,000 in the second quarter of fiscal 1999, down 17%. Contributing to the decrease in the current quarter's overall cost structure versus the comparable quarter of the prior fiscal year was slower growth in the interactive gaming network. This factor resulted in the following changes: consulting and contract labor - up $29,000, or 10%; rent for facilities and equipment - up $3,000, or 1%; travel - down $72,000, or 23%; interactive gaming telecommunications - down $88,000, or 19%; employee benefits - down $12,000, or 4%; advertising and promotions - down $73,000, or 37%; miscellaneous expenses - down $83,000, or 20%; and repairs, maintenance and supplies - up $143,000, or 120%.

NGI JUDGMENT AND RELATED EXPENSES decreased from $280,000 for the three months ended March 31, 1999 to $2,000 in the second quarter of fiscal 2000, or 99%. The lawsuit was settled in December of 1999.

AMORTIZATION AND DEPRECIATION increased $526,000, or 43%, to $1,761,000 for the three months ended March 31, 2000, compared to $1,235,000 for the same period in 1999. The increase results primarily from depreciation on a greater number of EPS, both rentals and lease purchases, placed in service during fiscal 1999, and the repurchase of EPS from EP LLC and EP II LLC. Approximately $61,000 of the increase was from software programming costs capitalized during 1999 and 2000. The Company made $14 million in capital additions during fiscal 1999.

INTEREST INCOME amounted to $31,000 for the three months ended March 31, 2000, compared to $128,000 for the three months ended March 31, 1999, a decrease of $97,000, or 76%. This resulted from interest accrued on shareholder notes being corrected in the second quarter of 1999.

INTEREST EXPENSE amounted to $223,000 for the three months ended March 31, 2000, compared to $41,000 for the three months ended March 31, 1999, an increase of $182,000, or 444%. This increase resulted from the use of a working capital line of credit put in place during the fourth quarter of fiscal 1999.

EQUITY IN NET LOSS OF AFFILIATE amounted to $269,000 for the second quarter of fiscal 2000. As a result of Gamebay's issuance of 71% of its shares of common stock, the Company is recording the investment using the equity method and is recognizing its pro rata share of Gamebay's estimated second quarter net loss.

INCOME TAX amounted to $255,000 for the three months ended March 31, 2000, compared to $144,000 for the three months ended March 31, 1999, an increase of approximately $110,000, or 77%. This increase is the result of higher pretax income with an effective tax rate of approximately 40%.

SIX MONTHS ENDED MARCH 31, 2000 and 1999

NET INCOME was $828,000 for the first six months of fiscal 2000, compared to $218,000 for the six months ended March 31, 1999, an increase of $610,000 or 280%. Company operations resulted in income before taxes of $1,324,000 for the six months ended March 31, 2000, an increase of $961,000, or 265% from 1999's $363,000. The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) amounted to $5,523,000 for the first six months, up $2,833,000, or 105% from 1999's $2,690,000. During the first six months of fiscal 2000, the Company recorded substantial legal and professional fees related to the MegaMania and Network Gaming litigation, although at reduced levels compared to the first six months of fiscal 1999. Legal and professional fees (including fees related to NGI) for the first six months of fiscal 2000 decreased $885,000, or 61% over the first six months of fiscal 1999. The amount of depreciation and amortization recorded for the first six months of fiscal 2000 increased $1,432,000, or 60% over the first six months of fiscal 1999.

REVENUES totaled $42,784,000 for the first six months of fiscal 2000, compared to $43,358,000 for the first six months of fiscal 1999, a decrease of $574,000, or 1%. The Company's interactive games generated revenues of $37,215,000 for the six months ended March 31, 2000, including $740,000 from Class III gaming, as compared to $35,565,000 in the first six months of fiscal 1999, an increase of $1,650,000, or 5%. For the six months ended March

31, 2000, TV bingo game show revenues of $3,988,000 declined $1,372,000, or 26% from 1999's $5,360,000. This reflected the continuation of the trend experienced during fiscal 1999 of player headcounts declining at most bingo facilities across the country. In addition, the reduction in the number of halls participating in MegaBingo during fiscal 1999 also affected second quarter performance.

Hall participation in MegaBingo has declined for a number of reasons. Some halls have reduced their paper bingo operations to pursue the more lucrative Class II interactive or Class III markets. Finally, some customers who have a sufficient number of traditional bingo players have elected to conduct their own high-stakes bingo games.

Sales of $144,000 for 23 EPS were recorded in the first six months of fiscal 2000, in comparison to $369,000 for 62 EPS units sold in the first six months of fiscal 1999.

Lease revenues from EPS leased to Native American Tribes decreased from $1,304,000 in the first six months of fiscal 1999 to $1,183,000 in 2000, a decrease of $121,000, or 9%. The decrease is due to a high number of lease payoffs in the first quarter of 2000, and the majority of subsequent EPS being placed on rental contracts.

Other revenues decreased to $253,000 in the first six months of fiscal 2000, a decrease of $505,000, or 67%, compared to the first six months of fiscal 1999. Other revenues for the current period consisted of Class III back-office fees totaling $233,000, and equipment service revenue amounting to $20,000. The decrease is due to the discontinuation of MegaRacing in February 1999.

OPERATING COSTS AND EXPENSES totaled $41,357,000 for the first six months of fiscal 2000, compared to $43,064,000 for the first six months of fiscal 1999, down $1,707,000 or 4%, primarily as the result of the following:

BINGO PRIZES AND RELATED COSTS amounted to $3,445,000 for the six months ended March 31, 2000, compared to $4,385,000 for the six months ended March 31, 1999, a decrease of $940,000, or 21%. This decrease is less than proportional to the decline in TV Bingo game show revenue, due to the fixed level of costs required to produce the TV Bingo game shows. Interactive gaming revenues, on the other hand, are recorded net of prize costs; therefore, those prizes are not reflected in the above amount.

ALLOTMENTS TO HALL OPERATORS consist of the bingo halls' share of the interactive gaming and TV game show revenues after prizes and allocable prize costs. Allotments to hall operators decreased $507,000, or 2%, to $26,903,000 for the six months ended March 31, 2000, compared to $27,410,000 for the six months ended March 31, 1999. Hall commissions related to TV Bingo game shows declined as a result of the decrease in the MegaBingo play.

COST OF ELECTRONIC PLAYER STATIONS SOLD decreased $121,000 for the six months ended March 31, 2000, because fewer EPS units were sold during the current period.

SALARIES AND WAGES amounted to $2,431,000 for the six months ended March 31, 2000, compared to $2,255,000 for the six months ended March 31, 1999, an increase of $176,000, or 8%. Most of this increase relates to personnel hired to address the Company's interactive gaming network needs, such as installation, training and maintenance, the operation of the interactive game ball draw equipment, and the pursuit of new business, including the Class III video lottery business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $1,304,000 or 22% to $4,678,000 for the six months ended March 31, 2000, compared to $5,982,000 for the six months ended March 31, 1999. Approximately 34%, or $442,000 of the decrease reflected the reduction in legal and professional fees and expenses related to the MegaMania litigation, regulatory and general legal matters. The aggregate of legal and professional fees amounted to $563,000 for the first six months of fiscal 2000, compared to $1,005,000 in the first six months of fiscal 1999, down 44%. Contributing to the decrease in the current period's overall cost structure versus the comparable period of the prior fiscal year was slower growth in the interactive gaming network. This factor resulted in the following changes: consulting and contract labor - down $100,000 or 16%; rent for facilities and equipment - up $30,000, or 6%; travel - down $203,000, or 33%; interactive gaming telecommunications - down $165,000, or 17%; employee benefits - up $35,000, or 7%; advertising and promotions - down $98,000, or 29%; miscellaneous expenses - up $49,000, or 9%; and repairs, maintenance and supplies - up $149,000, or 53%.

NGI JUDGMENT AND RELATED EXPENSES decreased from $446,000 for the six months ended March 31, 1999 to $3,000 in the first six months of fiscal 2000, or 99%. The lawsuit was settled in December of 1999.

AMORTIZATION AND DEPRECIATION increased $1,432,000 or 60%, to $3,828,000 for the six months ended March 31, 2000, compared to $2,396,000 for the same period in 1999. The increase results primarily from depreciation on a greater number of EPS, both rentals and lease purchases, placed in service during fiscal 1999, and the repurchase of EPS from EP LLC and EP II LLC. This increase includes approximately $1,141,000 in depreciation on EPS under lease or rental in 2000; approximately $141,000 for software programming costs capitalized during 1999 and 2000; as well as the rapid write-off (approximately $150,000 of the increase) of leased Class III EPS due to the unusually short pay-back time of these units. The Company made $14 million in capital additions during fiscal 1999.

SOFTWARE LICENSING FEES totaled $600,000 for the current six month period. The Company licensed the right to use its interactive gaming software for non-gambling sweepstakes purposes to Gamebay.com. In consideration of the license grant, the Company received a one-time fee of $1.0 million. $600,000 of this amount was received in cash, and the remaining $400,000 is payable at the end of one year.

INTEREST INCOME amounted to $68,000 for the six months ended March 31, 2000, compared to $141,000 for the six months ended March 31, 1999, a decrease of $73,000, or 52%. This was a result of interest accruing on notes receivable from stockholders and Gamebay.com, Inc.

INTEREST EXPENSE amounted to $439,000 for the six months ended March 31, 2000, compared to $72,000 for the six months ended March 31, 1999, an increase of $367,000, or 509%. This increase resulted from the use of a working capital line of credit put in place during the fourth quarter of fiscal 1999.

EQUITY IN NET LOSS OF AFFILIATE amounted to $332,000 for the six months ended March 31, 2000. As a result of Gamebay's issuance of 71% of its shares of common stock, the Company is recording the investment using the equity method and is recognizing its pro rata share of Gamebay's estimated net loss since December 1999.

INCOME TAX amounted to $496,000 for the six months ended March 31, 2000, compared to $145,000 for the six months ended March 31, 1999, an increase of approximately $351,000, or 242%. This increase is the result of higher pretax income with an effective tax rate of approximately 40%.

LIQUIDITY AND CAPITAL RESOURCES

During the first six months of fiscal 2000, $4.8 million of cash was provided by operations, versus $2.9 million provided by operations in the comparable period of fiscal 1999. At March 31, 2000, the Company had unrestricted cash and cash equivalents of $1.7 million, a $395,000 increase from September 30, 1999. The Company records all of the amount outstanding under its working capital line of credit as a current liability. Negative working capital at March 31, 2000 amounted to $2.3 million compared to $4.7 million at September 30, 1999. Working capital was primarily used for the acquisition of additional fixed assets, which consisted primarily of software development for interactive gaming, and hardware for interactive gaming player stations and game operation. The Company paid $925,000 to NGI during the first six months of fiscal 2000, as required under the settlement agreement. The Company invested $2.3 million during the first six months of fiscal 2000, almost entirely in software development and manufacturing costs for interactive gaming assets. These software development and manufacturing costs are expected to continue at a fixed level to meet customer demand for internally financed lease and rental products, until the Company identifies a third-party financing source.

On July 29, 1999 the Company entered into a revolving credit facility with Coast Business Credit, a Division of Southern Pacific Bank located in Los Angeles, California. Pursuant to the credit facility, the Company may borrow up to $10 million, or such lesser amount as is permitted under various borrowing base formulas. As of March 31, 2000, under the most restrictive of the borrowing base formulas, there were $8.6 million of borrowings available to the Company, of which $6.2 million had been borrowed and was outstanding. The credit facility expires in July 2002, but is automatically renewed for one year periods unless either party gives 60 days' notice of termination. The credit facility is secured by all assets of the Company and the personal guarantee of $1.5 million from the Company's Chairman and CEO, Gordon T. Graves. The initial application of the funds available under this facility were used to repay $1.9 million of debt owed to two other banks; approximately $2.4 million was used for the repurchase of EPS owned by the EP LLC II partnership, and approximately $4 million was used to relieve outstanding accounts payable, which for the most part included components for the manufacture of Class III Video Lottery devices and past due legal and professional fees. Borrowings under the facility bear interest, payable monthly, at a rate equal to the greater of 9% or 1.75% above the prime rate from time to time in effect. All of the Company's revenues are deposited into a "blocked" account controlled by the Bank, and disbursements from the "blocked" account may be made only with the approval of the Bank. In December 1999, the credit facility was amended in connection with obtaining Coast's consent to the terms of the NGI litigation settlement. The amendment waived any defaults that may have resulted from the settlement, increased the early termination fee payable by the Company in the event the Company prepays the credit facility prior to its July 2002 maturity, and required the Company to pay Coast a $100,000 fee in consideration for the amendment. If the credit facility were to expire without being renewed, the Company believes it could obtain financing from other sources sufficient to retire the then outstanding balance of the facility.

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

During the first six months of fiscal 2000, the Company incurred legal and professional fees and expenses of $565,000, a decrease of $440,000 from the same period in fiscal 1999. The decrease is the result of the resolution of the NGI matter and lower expenses for the MegaMania litigation. While legal fees and expenses related to MegaMania and other litigation involving the Company will continue to be significant in fiscal 2000, such fees and expenses are not expected to approach the levels experienced throughout fiscal 1998 and 1999.

Subsequent to March 31, 2000, the Board of Directors authorized the Company to repurchase up to 300,000 shares of its common stock, subject to the approval of the Company's lender. The timing and number of shares repurchased will depend on prevailing market conditions and other investment opportunities. Shares of the Company's stock recently traded at 3 5/16 on an average daily volume of 28,857 shares.

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

SEASONALITY

The Company's operations are affected by seasonal factors as follows. The first fiscal quarter (October through December) is the Company's weakest quarter because consumers' discretionary spending is traditionally directed toward holiday activities. After the holiday season, sales build steadily during the second fiscal quarter, taking into account the negative impacts of winter weather. During the third fiscal quarter, sales increase at a greater rate due to the warmer weather and the passing of the April 15 tax deadline. The last fiscal quarter (July through September) is traditionally the Company's best quarter due the continuation of warm weather and the advent of vacation season.

IMPACT OF YEAR 2000 ("Y2K")

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

Prior to the advent of the year 2000, the Company identified its Y2K risk in three categories: Internal business software, interactive game software and TV bingo game show software. The Company took actions in each of these categories to become Y2K compliant, and experienced no significant Y2K-related problems subsequent to the beginning of the year.

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

The government has appealed both decisions to the applicable Federal Circuit Court of Appeals. Oral argument on the appeal to the Tenth Circuit was heard on May 9, 2000. Oral argument on the appeal to the Ninth Circuit has been set for June 14, 2000. The Company is not able to predict what the outcome of either appeal will be.

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

Since the beginning of the MegaMania litigation, the Company has sought to mitigate the risks of an adverse decision by broadening and diversifying its product line and seeking new markets. The Company has developed new interactive bingo games which it believes meet the requirements of Class II gaming, has expanded into the Class III market in the state of Washington, and has pursued the charity bingo and Internet markets. There can be no assurance, however, that these initiatives will be able to fully replace the loss of MegaMania, which remains the Company's most successful product offering.

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

In addition, the NIGC has issued a set of minimum internal control standards
(MICS) for Indian bingo hall operations, and will require hall compliance by February, 2000. The Company has complied with the software database and data retention requirements of MICS in January 2000. Beginning in February 2000, the NIGC has granted a six-month exception to its requirement for lockable, removable bill acceptors in each EPS. It has not yet been determined what impact there will be on the tribes and the Company if this requirement goes into effect, except that the tribes and the Company will incur increased costs to manufacture new EPS meeting these requirements, and to convert and modify EPS already in operation.

OTHER LITIGATION

NETWORK GAMING LITIGATION SETTLEMENT. In December 1999, the Company entered into an agreement with Network Gaming International Corporation ("NGI") that settled a $3.1 million verdict against the Company for breach of contract that had been awarded in November 1999 by a jury in the Federal District Court for the Northern District of Oklahoma. Pursuant to the NGI settlement, the Company accrued $800,000 as of September 30,1999, which amount was paid to NGI in December 1999. The Company has agreed to pay NGI an additional $2.28 million in cash over three years, of which $125,000 was paid during the second quarter of fiscal 2000. In addition, the Company delivered 125,000 shares of Common Stock to NGI. All payments to NGI under the agreement are secured by a lien on the Company's assets that is junior and subordinate to the lien of the Company's senior bank lender. If the Company defaults on its payment obligation to NGI, NGI has reserved the right to pursue collection of its total judgment, plus interest and attorney's fees, aggregating $3.5 million, less any amounts previously paid by the Company.

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

(b) No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 12, 2000                  Multimedia Games, Inc.



                                    By: /s/ Frank W. Rehanek, Jr.
                                       ----------------------------------------
                                        Frank W. Rehanek, Jr.
                                        Chief Financial and Principal
                                        Accounting Officer

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                DESCRIPTION
-------               ------------
  27           Financial Data Schedule