Form 10-Q
period 2000-06-30
MULTIMEDIA GAMES INC
filed 2000-08-03
CIK 896400

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2000

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ____________


                         Commission File Number: 0-28318

                             Multimedia Games, Inc.
                             ----------------------
             (Exact Name of Registrant as Specified in its Charter)




                     Texas                                   74-2611034
                     -----                                   ----------
        (State or Other Jurisdiction                (IRS Employer Identification
               of Incorporation)                               Number)


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

                                  Yes X   No
                                     ---
As of June 30, 2000 there were 5,552,550 shares of the Company's Common Stock, par value $.01, outstanding.

                                    FORM 10-Q

                                      INDEX


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets
(June 30, 2000 (unaudited) and September 30, 1999)...................................................................3

Unaudited Condensed Consolidated Statements of Income
(Three months ended June 30, 2000 and 1999)..........................................................................4

Unaudited Condensed Consolidated Statements of Income
(Nine months ended June 30, 2000 and 1999)...........................................................................5

Unaudited Condensed Consolidated Statements of Cash Flows
(Nine months ended June 30, 2000 and 1999)...........................................................................6

Notes to Unaudited Condensed Consolidated Financial Statements.......................................................7

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS............................................................13

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.................................................18

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS..........................................................................................19

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS........................................................21

ITEM 6.  EXHIBITS...................................................................................................21

                                     PART I
                              FINANCIAL INFORMATION

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2000 AND SEPTEMBER 30, 1999

                                                                              JUNE 30,         SEPTEMBER 30,
ASSETS                                                                          2000               1999
                                                                            ------------       ------------
                                                                            (Unaudited)
Current assets:
     Cash and cash equivalents                                              $  1,111,000       $  1,295,000
     Accounts receivable:
       Trade                                                                   1,692,000          1,897,000
       Game reserve                                                                   --            721,000
       Other                                                                     328,000            291,000
     Allowance for doubtful accounts                                            (418,000)          (527,000)
     Inventory                                                                 2,525,000          3,121,000
     Prepaid expenses                                                            674,000            559,000
     Notes receivable                                                          1,397,000            490,000
     Deferred tax asset                                                        1,407,000          1,500,000
                                                                            ------------       ------------
TOTAL CURRENT ASSETS                                                           8,716,000          9,347,000
                                                                            ------------       ------------

Restricted cash and long-term investments                                      2,044,000          2,075,000
Inventory, non-current                                                         1,568,000          1,300,000
Property and equipment, net                                                   14,639,000         15,421,000
Other assets                                                                     316,000            320,000
Goodwill, net                                                                    397,000            417,000
                                                                            ------------       ------------
TOTAL ASSETS                                                                $ 27,680,000       $ 28,880,000
                                                                            ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Notes payable                                                          $  6,265,000       $  8,137,000
     Current portion of long-term debt                                           581,000          1,586,000
     Accounts payable and accrued expenses                                     4,639,000          4,161,000
     Hall's Share of Surplus                                                      18,000                 --
     Prize fulfillment fees payable                                              177,000            172,000
     Deferred revenue                                                            400,000                 --
                                                                            ------------       ------------
TOTAL CURRENT LIABILITIES                                                     12,080,000         14,056,000
                                                                            ------------       ------------

Long-term debt, less current portion                                           1,445,000          1,885,000
Other long-term liabilities                                                    1,814,000          1,816,000
Deferred tax liability                                                           210,000            621,000
Stockholders' equity:
     Preferred stock, Series A, $.01 par value, 2,000,000 shares
       authorized, 90,789 shares issued and outstanding                            1,000              1,000
     Common stock, $.01 par value, 25,000,000 shares authorized
       5,653,149 and 5,528,149 shares issued, and
       5,552,550 and 5,494,150 shares outstanding;                                57,000             55,000
     Additional paid-in capital                                               13,485,000         13,173,000
     Stockholder notes receivable                                               (803,000)          (758,000)
Treasury stock, 100,599 and 33,999 shares at cost                               (311,000)           (87,000)
Deficit                                                                         (298,000)        (1,882,000)
                                                                            ------------       ------------
Total stockholders' equity                                                    12,131,000         10,502,000
                                                                            ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 27,680,000       $ 28,880,000
                                                                            ============       ============


       See notes to unaudited condensed consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                                2000                1999
                                                                            ------------       ------------
REVENUES:
     Gaming revenue                                                         $ 24,245,000       $ 20,949,000
     Electronic player station sales                                           1,196,000          1,273,000
     Electronic player station lease revenue                                     482,000            864,000
     Other                                                                       174,000             73,000
                                                                            ------------       ------------
TOTAL REVENUES                                                                26,097,000         23,159,000
                                                                            ------------       ------------

OPERATING COSTS AND EXPENSES:
     Bingo prizes and related costs                                            1,662,000          1,626,000
     Allotments to hall operators                                             15,977,000         14,410,000
     Cost of electronic player stations sold                                     701,000            721,000
     Salaries and wages                                                        1,106,000          1,184,000
     Selling, general and administrative expenses                              2,914,000          2,563,000
     NGI judgment and related fees                                                 1,000            187,000
     Amortization and depreciation                                             2,220,000          1,383,000
                                                                            ------------       ------------

TOTAL OPERATING COSTS AND EXPENSES                                            24,581,000         22,074,000
                                                                            ------------       ------------

OPERATING INCOME                                                               1,516,000          1,085,000

OTHER INCOME AND EXPENSES:
Interest income                                                                   27,000             15,000
Interest expense                                                                (206,000)           (38,000)
Equity in earnings (loss) of unconsolidated subsidiary                           (18,000)                --
                                                                            ------------       ------------

Income before income taxes                                                     1,319,000          1,062,000

Income tax expense                                                               487,000            425,000
                                                                            ------------       ------------

NET INCOME                                                                  $    832,000       $    637,000
                                                                            ============       ============

Basic earnings per share                                                    $        .14       $        .11
                                                                            ============       ============

Diluted earnings per share                                                  $        .14       $        .10
                                                                            ============       ============

       See notes to unaudited condensed consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                                 2000               1999
                                                                            ------------       ------------
REVENUES:
     Gaming revenue                                                         $ 65,449,000       $ 61,874,000
     Electronic player station sales                                           1,340,000          1,642,000
     Electronic player station lease revenue                                   1,665,000          2,169,000
     Other                                                                       427,000            831,000
                                                                            ------------       ------------
TOTAL REVENUES                                                                68,881,000         66,516,000
                                                                            ------------       ------------

OPERATING COSTS AND EXPENSES:
     Bingo prizes and related costs                                            5,107,000          6,011,000
     Allotments to hall operators                                             42,880,000         41,820,000
     Cost of electronic player stations sold                                     770,000            911,000
     Salaries and wages                                                        3,537,000          3,439,000
     Selling, general and administrative expenses                              7,592,000          8,544,000
     NGI judgment and related fees                                                 3,000            633,000
     Amortization and depreciation                                             6,048,000          3,779,000
                                                                            ------------       ------------

TOTAL OPERATING COSTS AND EXPENSES                                            65,937,000         65,137,000
                                                                            ------------       ------------

OPERATING INCOME                                                               2,944,000          1,379,000

OTHER INCOME AND EXPENSES:
Interest income                                                                   94,000            156,000
Software licensing rights                                                        600,000                 --
Interest expense                                                                (645,000)          (110,000)
Equity in earnings (loss) of unconsolidated subsidiary                          (350,000)                --
                                                                            ------------       ------------

Income before income taxes                                                     2,643,000          1,425,000

Income tax expense                                                               983,000            570,000
                                                                            ------------       ------------

NET INCOME                                                                  $  1,660,000       $    855,000
                                                                            ============       ============

Basic earnings per share                                                    $        .28       $        .14
                                                                            ============       ============

Diluted earnings per share                                                  $        .27       $        .13
                                                                            ============       ============

       See notes to unaudited condensed consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


                                                                                 2000               1999
                                                                            ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $  1,660,000       $    855,000
Adjustments to reconcile net income to cash
   provided by operating activities:
     Amortization and depreciation                                             6,048,000          3,779,000
     Deferred taxes                                                             (318,000)           556,000
     Gain/Loss on disposal of property and equipment                             130,000                 --
     Equity in (earnings) loss of unconsolidated
       subsidiaries                                                              350,000                 --
     (Increase) decrease in:
       Accounts receivable                                                      (128,000)            33,000
       Inventory                                                                 329,000         (2,441,000)
       Prepaid expenses                                                         (115,000)           (54,000)
       Other assets                                                                   --            (86,000)
       Accounts payable and accrued expenses                                     902,000          1,646,000
       Note payment on NGI lawsuit settlement                                 (1,050,000)                --
       Hall's share of surplus                                                    18,000            902,000
       Prize fulfillment fees payable                                              4,000            (14,000)
       Shareholder notes receivable                                              (45,000)                --
                                                                            ------------       ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                      7,785,000          5,176,000
                                                                            ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                    (5,721,000)        (6,972,000)
     Increase in restricted cash and long-term investments
       and other long-term liabilities                                            31,000              2,000
                                                                            ------------       ------------
NET CASH USED IN INVESTING ACTIVITIES                                         (5,690,000)        (6,970,000)
                                                                            ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock
       including collection of shareholder notes                                      --            261,000
     Proceeds from (repayments on) debt                                       (1,955,000)           542,000
     Payment of preferred stock dividends                                       (100,000)           (25,000)
     Purchase of treasury stock                                                 (224,000)                --
                                                                            ------------       ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           (2,279,000)           778,000
                                                                            ------------       ------------

Net change in cash and cash equivalents                                         (184,000)        (1,016,000)
Cash and cash equivalents, beginning of period                                 1,295,000          1,881,000
                                                                            ------------       ------------
Cash and cash equivalents, end of period                                    $  1,111,000       $    865,000
                                                                            ============       ============

SUPPLEMENTAL CASH FLOW DATA:
Interest paid                                                               $    568,000       $    110,000
                                                                            ============       ============
Taxes paid                                                                  $    275,000       $    215,000
                                                                            ============       ============

NON-CASH TRANSACTIONS:
Acquisition of fixed assets with:
     Notes receivable                                                       $         --       $    992,000
     Debt                                                                             --            211,000
     Warrants                                                                         --            112,000

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

The financial statements included herein as of June 30, 2000 and for each of the three and nine month periods ended June 30, 2000 and 1999, have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the consolidated financial position, results of operations, and cash flows for the periods. Operating results for the three and nine months ended June 30, 2000 are not necessarily indicative of the results which will be realized for the year ending September 30, 2000. The September 30, 1999 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

INCOME PER COMMON SHARE. Income per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("FAS 128"). Presented below is a reconciliation of income available to common shareholders and the differences between actual weighted average shares outstanding, which are used in computing basic earnings per share, and diluted weighted average shares, which are used in computing diluted earnings per share.

                           FOR THE THREE MONTHS ENDED
                                  JUNE 30, 2000


                                                                                                          PER SHARE
                                                               INCOME                SHARES                AMOUNT
                                                            ------------          -----------             ---------
Net Income, as reported                                     $   832,000
Less: preferred stock dividends                                 (25,000)                   --                    --
                                                            -----------           -----------             ---------
Basic EPS:
Income available to common shareholders                         807,000             5,599,547             $     .14
Effect of Dilutive Securities:
     Options                                                         --                67,114                    --
     Warrants                                                        --                    --                    --
     Convertible preferred stock                                 25,000               435,195                    --
                                                            -----------           -----------             ---------
Diluted EPS:
Income available to common shareholders
plus assumed conversions                                    $   832,000             6,101,856             $     .14
                                                            ===========           ===========             =========

                           FOR THE THREE MONTHS ENDED
                                  JUNE 30, 1999

                                                                                                     PER SHARE
                                                                    INCOME           SHARES            AMOUNT
                                                                  -----------       -----------      -----------
Net Income as reported                                            $   637,000
Less: preferred stock dividends                                       (25,000)               --               --
                                                                  -----------       -----------      -----------
Basic EPS:
Income available to common shareholders                               612,000         5,462,998      $       .11

Effect of Dilutive Securities:
     Options                                                               --           529,890               --
     Warrants                                                              --            47,564               --
     Convertible preferred stock                                       25,000           435,195               --
                                                                  -----------       -----------      -----------
Diluted EPS:
Income available to common shareholders
plus assumed conversions                                          $   637,000         6,475,647      $       .10
                                                                  ===========       ===========      ===========


                            FOR THE NINE MONTHS ENDED
                                  JUNE 30, 2000

                                                                                                      PER SHARE
                                                                     INCOME           SHARES            AMOUNT
                                                                  -----------       -----------      -----------
Net Income as reported                                            $ 1,660,000
Less: preferred stock dividends                                      (100,000)               --               --
                                                                  -----------       -----------      -----------
Basic EPS:
Income available to common shareholders                             1,560,000         5,574,318      $       .28

Effect of Dilutive Securities:
     Options                                                               --            44,428               --
     Warrants                                                              --                --               --
     Convertible preferred stock                                      100,000           435,195               --
                                                                  -----------       -----------      -----------

Diluted EPS:
Income available to common shareholders
plus assumed conversions                                          $ 1,660,000         6,053,941      $       .27
                                                                  ===========       ===========      ===========

                            FOR THE NINE MONTHS ENDED
                                  JUNE 30, 1999


                                                                                                      PER SHARE
                                                                     INCOME            SHARES           AMOUNT
                                                                  -----------       -----------      -----------
Net Income as reported                                            $   855,000
Less: preferred stock dividends                                       (75,000)               --               --
                                                                  -----------       -----------      -----------
Basic EPS:
Income available to common shareholders                               780,000         5,456,366      $       .14

Effect of Dilutive Securities:
     Options                                                               --           501,315               --
     Warrants                                                              --            37,989               --
     Convertible preferred stock                                       75,000           435,195               --
                                                                  -----------       -----------      -----------
Diluted EPS:
Income available to common shareholders
plus assumed conversions                                          $   855,000         6,430,865      $       .13
                                                                  ===========       ===========      ===========

2.  COMMITMENTS AND CONTINGENCIES

MEGAMANIA LITIGATION. The Company has designed and operated its MegaMania bingo game and related equipment so as to meet the requirements of Class II gaming under the Indian Gaming Regulatory Act of 1988, as amended ("IGRA"). Class II gaming is defined by IGRA as including "the game of chance commonly known as bingo (whether or not electronic, computer or other technological aids are used in connection therewith)..." However, the definition of Class II gaming excludes so-called "gambling devices" which are defined as "electronic or electromechanical facsimiles of any game of chance or slot machines of any kind." Generally speaking, IGRA allows Class II gaming to be conducted on Indian lands if the state in which the Indian land is located permits such gaming for any purpose by any person. Class III gaming, on the other hand, which includes gaming such as video casino games, slot machines, most table games (e.g., blackjack and craps), most lottery games and keno, may only be conducted on Indian land pursuant to an agreement between the Indian tribe and the state in which the tribe is located. The Class III games and equipment sold and operated by the Company in the state of Washington are pursuant to an agreement between that state and local Indian tribes.

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

The government has appealed both decisions to the applicable Federal Circuit Court of Appeals. Oral argument on the appeal to the Tenth Circuit was heard on May 9, 2000. Oral argument on the appeal to the Ninth Circuit was heard on June 14, 2000. As of the date of filing of this report, neither Court has ruled on the appeals. There are several possible outcomes from the appeals. One or both of the Courts of Appeal could (i) completely overturn the decision of the lower court and hold as a matter of law that MegaMania is Class III bingo and that the EPS used to play the game are illegal "gambling devices," (ii) overturn all or a part of the decision of the lower court and remand the case to the lower for a trial on the merits, or (iii) affirm the decision of the lower court. The Company is not able to predict the outcome of the appeals or what its or the U.S. Attorney's response would be under any of the possible outcomes.

If MegaMania is ultimately determined to be Class III gaming and the Company is not able to replace MegaMania with a new Class II game that is as popular as MegaMania, the loss of the MegaMania business would likely have a material adverse effect upon the Company's financial condition and results of operation. In addition, if the EPS used to aid the play of MegaMania are ultimately held to be gambling devices, all of the other Class II bingo games currently offered by the Company would likely be adversely affected, which would have a material adverse effect upon the Company's financial condition and results of operation.

Since the beginning of the MegaMania litigation, the Company has sought to mitigate the risk of an adverse decision by broadening and diversifying its product line and seeking new markets. The Company has developed new interactive bingo games which it believes meet the requirements of Class II gaming, has expanded into the Class III market in the state of Washington, and has pursued the charity bingo and Internet markets. There can be no assurance, however, that these initiatives would be able to fully replace the loss of MegaMania, which remains the Company's most successful product offering.

OTHER CHALLENGES TO INTERACTIVE GAMES; CHANGES IN LAW AND REGULATIONS. No assurances can be given that there will be no other challenges made to the legality of the Company's interactive bingo activities or that, if made, the Company will be successful on the merits. While the Company attempts to design and operate its Class II games in accordance with IGRA and the regulations and opinions of the National Indian Gaming Commission ("NIGC"), it has not always been successful in doing so.

There can be no assurance that the NIGC, either on its own initiative or as the result of pressure from or cooperation with other agencies such as the Department of Justice, will not enact additional regulations or reinterpret existing regulations and opinions in a manner that would have a material and adverse effect upon the Company, including requiring the Company to restructure its existing contractual arrangements with Indian tribes or requiring changes in the way the Company's games are conducted so that such games are classified as Class II. Any such restructuring of the Company's games has the additional risk that such games will no longer appeal to consumers or be acceptable to the tribes. There can also be no assurance that IGRA or other federal laws will not be amended, or new legislation or regulations enacted, so as to limit the authority of tribes to self-regulate Class II gaming, limit the use of broad band networks such as the Company's Betnet network, or to change the definition of Class II gaming in a manner adverse to the Company's business.

In late 1999, the NIGC issued a set of minimum internal control standards ("MICS") for Indian bingo hall operations, and required hall compliance by February 2000. The Company, on behalf of its tribal customers, complied with the software database and data retention requirements of MICS as of January 2000. Effective in February 2000, the NIGC granted a six month extension to all tribes that requested it of the MICS provisions requiring all EPS to be equipped with lockable, removable bill acceptors. Upon expiration of this extension, the NIGC has indicated it would grant to those tribes requesting it an additional three year extension, provided the tribe is able to demonstrate that it has adequate security measures in effect to protect against theft and to assure the integrity of on-site cash collection. All new and used EPS that are placed in service by the Company will comply with the bill acceptor requirements of the MICS. As for EPS already in service, the Company has begun the process of upgrading its rental fleet of EPS to meet these requirements. The Company is also contracting with those tribal customers that own their EPS to upgrade the EPS to meet these requirements.

Regulatory changes at the state level can also have an impact on the Company's Class II and Class III gaming activities. In the state of Washington, the Company provides Class III gaming to tribal customers pursuant to compacts entered into between the tribes and the state that permit certain forms of Class III gaming. This can benefit the Company by opening additional markets for the Company's Class III products and services, but can also have an adverse impact on the Company's Class II business in those states because Class II gaming generally does not compete well against Class III gaming, particularly when floor space at the customer's gaming facility is limited. In addition, Class III gaming introduces new competitors into the market, many of whom are larger and more experienced in Class III gaming than is the Company. Similar compacts entered into by tribes in other states could have an adverse impact on the Company's Class II business unless the Company is able to successfully compete for the new Class III business.

In addition to the costs associated with any future litigation and enforcement actions, the regulatory uncertainty faced by the Company also increases the cost to the Company of doing business. The NIGC has stated that its policy is not to make determinations as to the Class II status of a game prior to the introduction and actual operation of the game on Indian lands. This has caused the Company to rely upon its own interpretation of IGRA and whatever guidance can be found in NIGC regulations and opinions believed to be analogous. As a result, the Company is required to make a significant investment in software and game design without any assurance that the NIGC or others will agree that a game meets the requirements of Class II gaming. In addition, significant management time and legal and consulting expense is incurred by the Company in communicating and dealing with the multitude of federal, state, local and tribal agencies claiming to have jurisdiction over aspects of Indian gaming.

OTHER LITIGATION

NETWORK GAMING LITIGATION SETTLEMENT. In December 1999, the Company entered into an agreement with Network Gaming International Corporation ("NGI") that settled a $3.1 million verdict against the Company for breach of contract. The verdict was awarded in November 1999 by a jury in the Federal District Court for the Northern District of Oklahoma. Pursuant to the settlement, the Company paid $800,000 to NGI in December 1999, and agreed to pay NGI an additional $2.3 million in cash over three years. In addition, the Company delivered 125,000 shares of Common Stock to NGI. All payments to NGI under the agreement are secured by a lien on the Company's assets that is junior and subordinate to the lien of the Company's senior bank lender. If the Company defaults on its payment obligation to NGI, NGI has reserved the right to pursue collection of its total judgment plus interest and attorney's fees, aggregating $3.5 million, less any amounts previously paid by the Company.

In December 1999, the Company's credit facility with Coast Business Credit was amended in connection with obtaining Coast's consent to the terms of the NGI litigation settlement. The amendment waived the tangible net worth covenant violation that would have resulted from the settlement, increased the early termination fee payable by the Company in the event the Company prepays the credit facility prior to its maturity in July 2002, and required the Company to pay a $100,000 fee to Coast in consideration for the amendment.

SHAREHOLDER CLASS ACTIONS. On May 29, 1998, a shareholder class action was filed against the Company in the Federal District Court for the Southern District of California. Also named as defendants were Gordon T. Graves and Larry D. Montgomery. The action, which seeks an unspecified amount of damages on behalf of all similarly situated shareholders, alleges that the Company violated federal securities laws by making allegedly false and misleading statements regarding the legality of MegaMania. On July 24, 1998, a similar class action was filed in the Federal Court for the Northern District of Oklahoma. In January 1999, the two cases were consolidated in the Northern District of Oklahoma. On March 22, 1999, the class action plaintiffs filed an amended complaint that also named Clifton E. Lind, the Company's President and Chief Operating Officer, as an additional defendant and included allegations that the Company violated federal securities laws by making allegedly false and misleading statements regarding transactions between the Company and both Equipment Purchasing LLC and Equipment Purchasing II LLC. On April 19, 1999, the Company filed its Motion to Dismiss all of the claims of the plaintiffs. Oral argument on the Company's motion to dismiss has been set for August 17, 2000. The Company intends to vigorously defend against these claims and expects to prevail on the merits, although no assurances to that effect can be given. In any event, the cost of defending against the claims could be substantial.

LICENSE AGREEMENT WITH WMS GAMING, INC. In December 1999, the Company entered into a license agreement with WMS Gaming, Inc. ("WMS") to use the trademarks, logos and other audiovisual aids and graphics used by WMS in its highly successful Class III gaming devices. The license is limited to Indian gaming in the state of Washington, and commits the Company to purchase a minimum of 1,000 units a year for two years at $2,500 per unit, subject to the right of the Company to terminate the agreement after one year by paying $500 per each remaining unit under the commitment. The first machines using materials covered in the WMS agreement will be shipped to customers in August of 2000.

3.  RELATED PARTY TRANSACTIONS

On October 1, 1998, the Company exercised its option to acquire 356 electronic player stations and related equipment (EPS) for $1.45 million from Equipment Purchasing LLC ("EP LLC"), a limited liability company owned by an affiliate of Gordon T. Graves, the Chairman and Chief Executive Officer of the Company. The Company had originally sold the EPS to EP LLC in June and September 1997 at an aggregate sales price of approximately $2.44 million. Pursuant to agreements entered into at the time of the June and September 1997 sale transactions, the Company had an option to repurchase the EPS from EP LLC at fair market value. While the purchase price paid by the Company was not the result of an arms-length negotiation with an unaffiliated third party, the Company believes that such purchase price is comparable to what the Company would have paid to an unaffiliated third party. The purchase price was paid by (i) cancellation by the Company of $992,000 in notes receivable due from EP LLC, (ii) the assumption by the Company of $77,800 in debt owed by the affiliate of Mr. Graves to a financial institution, (iii) the payment by the Company of $133,000 to EP LLC,
(iv) the delivery to EP LLC of a 6% promissory note of the Company in the principal amount of $133,000, due on April 1, 1999 (which was later extended to September 30, 1999), (v) the issuance of 50,000 warrants to purchase shares of common stock of the Company at $3.81 per share, expiring on June 30, 2002, and
(vi) the issuance of 50,000 warrants to purchase shares of common stock of the Company at $3.81 per share, expiring on September 30, 2002. On October 1, 1998, the closing price of the Company's common stock as quoted on the NASDAQ SmallCap market was $2.50 per share. The warrants, which were valued by the Company and EP LLC at $112,000, were issued in cancellation of warrants to purchase the same number of shares that had been granted to EP LLC in connection with the June and September 1997 sale transactions, at exercise prices of $11.00 and $13.38 per share. The $133,000 paid to EP LLC was applied by the affiliate of Mr. Graves to pay a portion of outstanding notes due the Company by such affiliate.

On July 31, 1999, the Company exercised its option to acquire 663 EPS for $2.37 million from Equipment Purchasing II LLC ("EP II LLC"), a limited liability company controlled by an affiliate of Gordon T. Graves, the Chairman and Chief Executive Officer of the Company, and of which an affiliate of Mr. Graves and Clifton E. Lind, the Company's President and Chief Operating Officer, each owned 6.36%. The Company had originally sold the EPS to EP II LLC in March and June 1998 at an aggregate sales price of approximately $3.75 million. Pursuant to agreements entered into at the time of the March and June 1998 sale transactions, the Company had an option to repurchase the EPS from EP II LLC at fair market value if, after giving effect to the repayment and the income previously received by EP II LLC, EP II LLC would receive at least a 20% return on its net investment. While the purchase price paid by the Company was not the result of an arms-length negotiation, the Company believes that such purchase price is comparable to what the Company would have paid to an unaffiliated third party.

On April 15, 1998, the Company entered into a Consulting Agreement, as later amended, with Larry D. Montgomery, a Director of the Company. Mr. Montgomery was the President and COO of the Company until December 1997. The Consulting Agreement had a term of five years, but could be terminated by either party with six months' notice given at any time after January 1, 1999. The Company gave notice of termination of the agreement on September 30, 1999, but has continued to use the services of Mr. Montgomery on a month to month basis after the agreement expired in March 2000. Mr. Montgomery is compensated at the rate of $126,000 annually, received a bonus of $57,500 in September 1998, and an additional bonus of $3,000 in November 1998. The Company has also agreed to pay the cost of all premiums on life, health and disability insurance for Mr. Montgomery and his family for five years and, during the term of the agreement, will pay Mr. Montgomery rent of $1,000 per month for the use of an office in Topeka, Kansas.

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

Gregory N. Stern, a former Director of the Company who resigned in June 1999, was involved with establishing Gamebay.com, Inc., a subsidiary of the Company, while he was a Director of the Company. In connection with his involvement, the Company agreed to pay Mr. Stern two percent (2%) of whatever interest the Company retained or received in Gamebay.com, including two percent (2%) of the 490,000 shares of common stock of Gamebay.com held by the Company and two percent (2%) of any royalties received by the Company from Gamebay.com, pursuant to a license to use the Company's intellectual property.

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

In May 2000, the Company granted to Clifton E. Lind, President and Chief Operating Officer of the Company and a Director of the Company, options to purchase 17,900 shares of the Gamebay.com common stock owned by the Company at an exercise price of $5.00 per share. The Company determined the fair value of these options as of the date of the grant and recognized a minimal compensation expense.

The Company believes that the terms of each of these transactions were as fair to the Company as could have been obtained from unrelated third parties in arms-length negotiations.

4.  GAMEBAY.COM, INC.

In December 1999, the Company's wholly-owned subsidiary, Gamebay.com, issued 71% of its equity securities to a group of investors for $6.5 million. In connection with that transaction, the Company transferred to Gamebay.com a license to use the Company's intellectual property for Internet non-gaming purposes. In consideration of the license transfer, the Company received a one-time fee of $1.0 million. $600,000 of this amount was received in cash, and the remaining $400,000 is payable in December 2000, with interest payments to be made quarterly. Accordingly, in the quarter ended December 31, 1999, the Company recognized a gain on sale of $600,000, and recorded deferred revenue of $400,000 for the note portion of the proceeds. Gamebay.com made the interest payments to the Company during the second and third quarters as scheduled. The Company is also entitled to a royalty of 5% of Gamebay.com's gross revenue. No royalty payments have been received during the first nine months of fiscal 2000.

5.  TREASURY STOCK ACQUISITION

Effective April 2000, the Board of Directors authorized the Company to repurchase up to 300,000 shares of its common stock, subject to the approval of the Company's lender. The timing and total number of shares repurchased will depend on prevailing market conditions and other investment opportunities. During the third quarter, the Company repurchased

66,600 shares of its common stock at an average cost of $3.36 per share. On June 30, 2000, the Company's common stock traded at $4.3125 on a volume of 26,700 shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

GENERAL

The Company designs and develops interactive high-speed Class II bingo games and Class III video lottery games and related EPS and equipment, marketed to Native American bingo halls located throughout the United States. The Company operates its interactive Class II bingo games on behalf of its tribal customers through a multi-path communications network. The network interconnects EPS located at multiple bingo halls, thereby enabling players to simultaneously participate in a live bingo game and to compete against one another to win a common pooled prize. The EPS enable players to log on to the network, select the bingo cards of their choice and to interact with the game to make game decisions such as whether or not to continue a card in play, to daub or "cover" a number on a card and to declare a winning bingo. The Company also produces high-stakes TV bingo game shows that are televised live to multiple participating Indian bingo halls linked via closed circuit satellite and broadband telephone communications networks.

The Company's Class II games and equipment are designed and operated to meet the requirements for Class II gaming as defined in the Indian Gaming Regulatory Act of 1988. During fiscal 1999, the Company also designed, developed and marketed Class III games and equipment in the state of Washington. As of June 30, 2000, there were 4,873 EPS in operation at 81 independently owned Indian gaming facilities located in seven different states, of which 1,009 EPS were Class III located in seven bingo halls in the state of Washington. This compares to 3,772 EPS that were in operation at June 30, 1999 at 73 bingo halls located in nine different states, of which 165 were Class III EPS located in two bingo halls in the state of Washington. Also as of June 30, 2000, MegaBingo, the Company's live TV bingo game show, was being delivered to 42 independently owned Indian bingo halls located in eight states and the District of Columbia, an increase of five bingo halls compared to June 30, 1999.

During fiscal 1999, the Company formed Gamebay.com, Inc. as a wholly-owned subsidiary to pursue the development of non-gambling activities on the Internet using interactive bingo games as a platform to derive advertising and product sale revenues. In December 1999, Gamebay.com entered into a licensing agreement with the Company for the exclusive right to use the Company's intellectual property for non-gambling sweepstakes internet applications, for a one-time fee of $1.0 million, of which $400,000 is payable in December 2000. The Company will also receive a perpetual royalty of 5% of Gamebay's gross revenue. In connection with the license transfer, Gamebay issued approximately 71% of its shares of common stock (including shares of preferred stock convertible into common stock) in a private placement to a group of investors for $6.5 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 AND 1999

NET INCOME was $832,000 for the third quarter of fiscal 2000, compared to $637,000 for the third quarter of fiscal 1999, an increase of $195,000, or 30%. Company operations resulted in income before taxes of $1,319,000 for the three months ended June 30, 2000, an increase of $257,000, or 24% from 1999's $1,062,000. The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) amounted to $3,718,000 for the third fiscal quarter, up $1,250,000, or 51% from 1999's $2,468,000. For the third quarter of fiscal 2000, legal and professional fees (including fees related to NGI), a component of Selling, General and Administrative Expenses (SG&A), decreased $59,000, or 11%, from the third quarter of fiscal 1999. At June 30, 2000, there were 4,873 (1,009 Class III) EPS in operation, as compared to 4,420 (520 Class III) at September 30, 1999, and 3,772 (165 Class III) at June 30, 1999. The amount of depreciation and amortization recorded for the third quarter of fiscal 2000 increased $837,000, or 60% over the third quarter of fiscal 1999.

REVENUES totaled $26,097,000 for the third quarter of fiscal 2000, compared to $23,159,000 for the third quarter of fiscal 1999, an increase of $2,938,000 or 13%. The Company's interactive games generated revenues of $22,332,000 for the three months ended June 30, 2000, including $548,000 from Class III gaming, as compared to $18,953,000, including $8,000 from Class III gaming, in the third quarter of fiscal 1999, an increase of $3,379,000, or 18%. For the three months ended June 30, 2000, TV bingo game show revenues of $1,913,000 declined $82,000, or 4% from 1999's $1,995,000.

Hall participation in MegaBingo, the oldest game in the Company's product line, has declined for a number of reasons. The game has changed little since it began play in 1988, and has accordingly waned in popularity. Also, some halls have reduced their paper bingo operations to pursue the more lucrative Class II interactive or Class III markets. Other tribal customers who have a sufficient number of traditional bingo players have elected to conduct their own high-stakes bingo games. MegaBingo is currently undergoing a revision; the Company is not able to predict what effect, if any, this will have on future revenues.

SALES of $1,196,000 for 149 EPS and other equipment were recorded in the third quarter of fiscal 2000, in comparison to $1,273,000 for 203 EPS units sold in the third quarter of fiscal 1999.

LEASE REVENUES from EPS leased to Native American Tribes decreased from $864,000 in the third quarter of fiscal 1999 to $482,000 in 2000, a 44% decrease. The decrease is due to a high number of lease payoffs in the first quarter of fiscal 2000 and the fact that the majority of subsequent EPS placements have been on rental contracts.

OTHER REVENUES were $174,000 in the third quarter of fiscal 2000, an increase of $101,000, or 139%, compared to the third quarter of fiscal 1999's $73,000. Other revenues for the current quarter consisted of Class III back-office fees totaling $162,000, and equipment service revenue amounting to $12,000. The increase is due to additional Class III back-office fees of $156,000 over the same period of fiscal 1999.

OPERATING COSTS AND EXPENSES totaled $24,581,000 for the third quarter of fiscal 2000, compared to $22,074,000 for the third quarter of fiscal 1999, up $2,507,000 or 11%, primarily as the result of the following:

BINGO PRIZES AND RELATED COSTS consist primarily of prizes paid to players of the Company's TV bingo game shows, and amounted to $1,662,000 for the three months ended June 30, 2000, compared to $1,626,000 for the three months ended June 30, 1999, an increase of $36,000, or 2%. This increase is less than proportional to the decline in TV Bingo game show revenue, due to the fixed level of costs required to produce the TV Bingo game shows. Interactive gaming revenues, on the other hand, are recorded net of prize costs; therefore, those prizes are not reflected in the above amount.

ALLOTMENTS TO HALL OPERATORS consist of the bingo halls' share of the interactive gaming and TV game show revenues after prizes and allocable prize costs. Allotments to hall operators increased $1,567,000, or 11%, to $15,977,00 for the three months ended June 30, 2000, compared to $14,410,000 for the three months ended June 30, 1999. The increase is due to the higher interactive gaming revenue for the third fiscal quarter of 2000 as compared to the same period in 1999.

COST OF ELECTRONIC PLAYER STATIONS SOLD decreased $20,000 for the three months ended June 30, 2000, because fewer EPS units were sold during the current period.

SALARIES AND WAGES amounted to $1,106,000 for the three months ended June 30, 2000, compared to $1,184,000 for the three months ended June 30, 1999, a decrease of $78,000, or 7%. The decrease is due to a decline in the number of employees from June 30, 1999 to the same period in 2000.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $351,000 or 14% to $2,914,000 for the three months ended June 30, 2000, compared to $2,563,000 for the three months ended June 30, 1999. Legal and professional fees not related to NGI increased $127,000, or 38%, from the third fiscal quarter of 1999's $337,000 to $464,000 for the third fiscal quarter of 2000. The increase in the current fiscal quarter related primarily to the MegaMania litigation described in Item
2. The aggregate of legal and professional fees amounted to $465,000 for the third quarter of fiscal 2000, compared to $524,000 in the third quarter of fiscal 1999, down 11%. Contributing to the increase in the current quarter's overall cost structure versus the comparable quarter of the prior fiscal year was an increase in legal fees related to the MegaMania litigation, and the refurbishing of EPS in the Company's rental fleet. This factor resulted in the following changes: consulting and contract labor - up $22,000, or 10%; rent for facilities and equipment - up $6,000, or 2%; travel - up $2,000, or 1%; interactive gaming telecommunications - up $14,000, or 4%; employee benefits - down $147,000, or 40%; advertising and promotions - up $65,000, or 43%; miscellaneous expenses - up $86,000, or 23%; and repairs, maintenance and supplies - up $194,000, or 123%.

NGI JUDGMENT AND RELATED EXPENSES decreased from $187,000 for the three months ended June 30, 1999 to $1,000 in the third quarter of fiscal 2000, or 99%. The lawsuit was settled in December of 1999.

AMORTIZATION AND DEPRECIATION increased $837,000 or 60%, to $2,220,000 for the three months ended June 30, 2000, compared to $1,383,000 for the same period in 1999. The increase results primarily from depreciation on a greater number of EPS, both rentals and lease purchases, placed in service during fiscal 1999, and the repurchase of EPS from EP LLC and EP II LLC. Approximately $257,000 of the increase was from software programming costs capitalized during 1999 and 2000. The Company made $14 million in capital additions during fiscal 1999.

INTEREST INCOME amounted to $27,000 for the three months ended June 30, 2000, compared to $15,000 for the three months ended June 30, 1999, an increase of $12,000, or 80%. The increase is due to interest accruing on a note payable from Gamebay.com, Inc.

INTEREST EXPENSE amounted to $206,000 for the three months ended June 30, 2000, compared to $38,000 for the three months ended June 30, 1999, an increase of $168,000, or 442%. This increase resulted from the use of a working capital line of credit put in place during the fourth quarter of fiscal 1999.

EQUITY IN EARNINGS (LOSS) OF UNCONSOLIDATED SUBSIDIARY amounted to ($18,000) for the third quarter of fiscal 2000. As a result of Gamebay's issuance of 71% of its shares of common stock to an investor group, the Company is a minority interest owner, and is recording the investment using the equity method, which is recognizing its pro rata share of Gamebay's estimated third quarter net loss. Accordingly, the net book value of the Company's Gamebay investment has been reduced to zero at the end of the third quarter.

INCOME TAX amounted to $487,000 for the three months ended June 30, 2000, compared to $425,000 for the three months ended June 30, 1999, an increase of approximately $62,000, or 15%.

NINE MONTHS ENDED JUNE 30, 2000 AND 1999

NET INCOME was $1,660,000 for the first nine months of fiscal 2000, compared to $855,000 for the nine months ended June 30, 1999, an increase of $805,000 or 94%. Company operations resulted in income before taxes of $2,643,000 for the nine months ended June 30, 2000, an increase of $1,218,000, or 85% from 1999's $1,425,000. The Company's earnings before interest, taxes, depreciation and amortization amounted to $9,242,000 for the first nine months, up $4,094,000, or 79% from 1999's $5,158,000. During the first nine months of fiscal 2000, the Company recorded substantial legal and professional fees related to the MegaMania and Network Gaming litigation, although at reduced levels compared to the first nine months of fiscal 1999. Legal and professional fees (including fees related to NGI) for the first nine months of fiscal 2000 decreased $944,000, or 48% over the first nine months of fiscal 1999. The amount of depreciation and amortization recorded for the first nine months of fiscal 2000 increased $2,269,000, or 60% over the first nine months of fiscal 1999.

REVENUES totaled $68,881,000 for the first nine months of fiscal 2000, compared to $66,516,000 for the first nine months of fiscal 1999, an increase of $2,364,000, or 4%. The Company's interactive games generated revenues of $59,547,000 for the nine months ended June 30, 2000, including $1,288,000 from Class III gaming, as compared to $54,518,000, including $8,000 from Class III gaming, in the first nine months of fiscal 1999, an increase of $5,029,000, or 9%. For the nine months ended June 30, 2000, TV bingo game show revenues of $5,902,000 declined $1,454,000, or 20% from 1999's $7,356,000. This reflected the continuation of the trend experienced during fiscal 1999 of player headcounts declining at most bingo facilities across the country.

Hall participation in MegaBingo, the oldest game in the Company's product line, has declined for a number of reasons. The game has changed little since it began play in 1988, and has accordingly waned in popularity. Also, some halls have reduced their paper bingo operations to pursue the more lucrative Class II interactive or Class III markets. Other tribal customers who have a sufficient number of traditional bingo players have elected to conduct their own high-stakes bingo games. MegaBingo is currently undergoing a revision; the Company is not able to predict what effect, if any, this will have on future revenues.

SALES of $1,340,000 for 172 EPS and other equipment were recorded in the first nine months of fiscal 2000, in comparison to $1,642,000 for 265 EPS units sold in the first nine months of fiscal 1999.

LEASE REVENUES from EPS leased to Native American Tribes decreased from $2,169,000 in the first nine months of fiscal 1999 to $1,665,000 in 2000, a decrease of $504,000, or 23%. The decrease is due to a high number of lease payoffs in the first quarter of 2000, and the majority of subsequent EPS being placed on rental contracts.

OTHER REVENUES decreased to $427,000 in the first nine months of fiscal 2000, a decrease of $404,000, or 49%, compared to $831,000 for the first nine months of fiscal 1999. Other revenues for the current period consisted of Class III back-office fees totaling $395,000, and equipment service revenue amounting to $32,000. The decrease is due to the discontinuation of MegaRacing in January 1999.

OPERATING COSTS AND EXPENSES totaled $65,937,000 for the first nine months of fiscal 2000, compared to $65,137,000 for the first nine months of fiscal 1999, up $800,000 or 1%, primarily as the result of the following:

BINGO PRIZES AND RELATED COSTS consist primarily of prizes paid to players of the Company's TV bingo games shows, and amounted to $5,107,000 for the nine months ended June 30, 2000, compared to $6,011,000 for the nine months ended June 30, 1999, a decrease of $904,000, or 15%. This decrease is less than proportional to the decline in TV Bingo game show revenue, due to the fixed level of costs required to produce the TV Bingo game shows. Interactive gaming revenues, on the other hand, are recorded net of prize costs; therefore, those prizes are not reflected in the above amount.

ALLOTMENTS TO HALL OPERATORS consist of the bingo halls' share of the interactive gaming and TV game show revenues after prizes and allocable prize costs. Allotments to hall operators increased $1,060,000, or 3%, to $42,880,000 for the nine months ended June 30, 2000, compared to $41,820,000 for the nine months ended June 30, 1999. Hall commissions related to TV Bingo game shows declined as a result of the decrease in the MegaBingo play.

COST OF ELECTRONIC PLAYER STATIONS SOLD decreased $141,000 for the nine months ended June 30, 2000, because fewer EPS units were sold during the current period.

SALARIES AND WAGES amounted to $3,537,000 for the nine months ended June 30, 2000, compared to $3,439,000 for the nine months ended June 30, 1999, an increase of $98,000, or 3%. Most of this increase relates to personnel hired to address the Company's interactive gaming network needs, such as installation, training and maintenance, the operation of the interactive game ball draw equipment, and the pursuit of new business, including the Class III video lottery business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES decreased $952,000 or 11% to $7,592,000 for the nine months ended June 30, 2000, compared to $8,544,000 for the nine months ended June 30, 1999. Approximately 33%, or $314,000 of the decrease is due to the reduction in legal and professional fees and expenses related to the MegaMania litigation and regulatory and general legal matters. The aggregate of legal and professional fees amounted to $1,030,000 for the first nine months of fiscal 2000, compared to $1,341,000 in the first nine months of fiscal 1999, down 23%. Also contributing to the decrease in SG&A was the $577,000 decrease in MegaRacing expense, which resulted from the Company's cessation of its MegaRacing operation in January 1999. The decrease in the current period's overall cost structure versus the comparable period of the prior fiscal year was due to slower growth in the interactive gaming network. This factor resulted in the following changes: consulting and contract labor - down $78,000 or 9%; rent for facilities and equipment - up $37,000, or 5%; travel - down $201,000, or 22%; interactive gaming telecommunications - down $150,000, or 11%; employee benefits - down $113,000, or 13%; advertising and promotions - down $33,000, or 7%; miscellaneous expenses - up $136,000, or 15%; and repairs, maintenance and supplies - up $343,000, or 78%.

NGI JUDGMENT AND RELATED EXPENSES were $3,000 for the nine months ended June 30, 2000, a decrease of $630,000, or 99%, from $633,000 for the nine months ended June 30, 1999. The lawsuit was settled in December of 1999.

AMORTIZATION AND DEPRECIATION increased $2,269,000 or 60%, to $6,048,000 for the nine months ended June 30, 2000, compared to $3,779,000 for the same period in 1999. The increase results primarily from depreciation on a greater number of EPS, both rentals and lease purchases, placed in service during fiscal 1999, and the repurchase of EPS from EP LLC and EP II LLC. This increase includes approximately $1,370,000 in depreciation on EPS under lease or rental in 2000; approximately $940,000 for software programming costs capitalized during 1999 and 2000; as well as the rapid write-off (approximately $150,000 of the increase) of leased Class III EPS due to the unusually short pay-back time of these units. The Company made $14 million in capital additions during fiscal 1999.

SOFTWARE LICENSING FEES totaled $600,000 for the current nine-month period. The Company granted an exclusive right to its intellectual property for non-gambling sweepstakes purposes to Gamebay.com. In consideration of the license grant, the Company received a one-time fee of $1.0 million, of which $600,000 was received in cash in December 1999, with the remaining $400,000 payable in December 2000.

INTEREST INCOME amounted to $94,000 for the nine months ended June 30, 2000, compared to $156,000 for the nine months ended June 30, 1999, a decrease of $62,000, or 40%. This resulted from interest accrued on shareholder notes being corrected in the second quarter of fiscal 1999, which was partially offset by interest accruing on the Gamebay note.

INTEREST EXPENSE amounted to $645,000 for the nine months ended June 30, 2000, compared to $110,000 for the nine months ended June 30, 1999, an increase of $535,000, or 485%. This increase resulted from the use of a working capital line of credit put in place during the fourth quarter of fiscal 1999.

EQUITY IN EARNINGS (LOSS) OF UNCONSOLIDATED SUBSIDIARY amounted to ($350,000) for the nine months ended June 30, 2000. As a result of Gamebay's issuance of 71% of its shares of common stock to an investor group, the Company is recording the investment using the equity method and is recognizing its pro rata share of Gamebay's estimated net loss since December 1999. At June 30, 2000, the net book value of the Company's investment in Gamebay.com had been reduced to zero.

INCOME TAX amounted to $983,000 for the nine months ended June 30, 2000, compared to $570,000 for the nine months ended June 30, 1999, an increase of approximately $413,000, or 72%.

LIQUIDITY AND CAPITAL RESOURCES

During the first nine months of fiscal 2000, $7,785,000 of cash was provided by operations, versus $5,176,000 provided by operations in the comparable period of fiscal 1999. At June 30, 2000, the Company had unrestricted cash and cash equivalents of $1.1 million, a $184,000 decrease from September 30, 1999. The Company records all of the amount outstanding under its working capital line of credit as a current liability. Negative working capital at June 30, 2000, which includes $6.3 million of borrowings outstanding under the line of credit, amounted to $3.4 million compared to $4.7 million at September 30, 1999. Working capital was primarily used for the acquisition of additional fixed assets, which consisted primarily of software development for interactive gaming, and hardware for interactive gaming player stations and game operation. The Company paid $1,050,000 to NGI during the first nine months of fiscal 2000, as required under the settlement agreement. The Company invested $5.7 million during the first nine months of fiscal 2000, almost entirely in software development and manufacturing costs for interactive gaming assets. These software development and manufacturing costs are expected to continue at a fixed level to meet customer demand for internally financed lease and rental products, until the Company identifies a third-party financing source.

On July 29, 1999 the Company entered into a revolving credit facility with Coast Business Credit, a Division of Southern Pacific Bank located in Los Angeles, California. Pursuant to the credit facility, the Company may borrow up to $10 million, or such lesser amount as is permitted under various borrowing base formulas. As of June 30, 2000, under the most restrictive of the borrowing base formulas, there were $9.0 million of borrowings available to the Company, of which $6.3 million had been borrowed and was outstanding. The credit facility expires in July 2002, but is automatically renewed for one year periods unless either party gives 60 days' notice of termination. The credit facility is secured by all assets of the Company and the personal guarantee of $1.5 million from the Company's Chairman and CEO, Gordon T. Graves. The initial application of the funds available under this facility were used to repay $1.9 million of debt owed to two other banks; approximately $2.4 million was used for the repurchase of EPS owned by the EP LLC II partnership, and approximately $4 million was used to relieve outstanding accounts payable, which for the most part included components for the manufacture of Class III Video Lottery devices and past due legal and professional fees. Borrowings under the facility bear interest, payable monthly, at a rate equal to the greater of 9% or 1.75% above the prime rate from time to time in effect. All of the Company's revenues are deposited into a "blocked" account controlled by the Bank, and disbursements from the "blocked" account may be made only with the approval of the Bank. In December 1999, the credit facility was amended in connection with obtaining Coast's consent to the terms of the NGI litigation settlement. The amendment waived any defaults that may have resulted from the settlement, increased the early termination fee payable by the Company in the event the Company prepays the credit facility prior to its July 2002 maturity, and required the Company to pay Coast a $100,000 fee in consideration for the amendment. If the credit facility were to expire without being renewed, the Company believes it could obtain financing from other sources sufficient to retire the then outstanding balance of the facility.

The Company believes that its current operations, including the payment of its NGI settlement obligation, can be sustained with cash from operations. The Company has enough inventory on hand to support the assembly and installation of approximately 335 additional EPS to further expand the Company's interactive gaming operations, requiring little cash from future operations. In addition, the Company has approximately 210 used EPS available for use in its rental pool. Expanding interactive gaming operations beyond a level requiring 1,000 units a year will probably require funding from external sources. Due to the terms of the credit facility with Coast Business Credit, and the settlement agreement with NGI, both of which are secured by all of the Company's assets, it is not likely that the Company will be able to obtain funding from external sources in the foreseeable future. The inability to obtain additional financing when needed could have a material adverse effect on the Company's ability to achieve its planned objectives, as well as on any expectations the market might have about the Company's future performance.

During the first nine months of fiscal 2000, the Company incurred legal and professional fees and expenses of $1,027,000, a decrease of $314,000 from the same period in fiscal 1999. The decrease is the result of the resolution of the NGI matter and lower expenses for the MegaMania litigation. While legal fees and expenses related to MegaMania and other litigation involving the Company will continue to be significant in fiscal 2000, such fees and expenses are not expected to approach the levels experienced throughout fiscal 1998 and 1999.

Effective April 2000, the Board of Directors authorized the Company to repurchase up to 300,000 shares of its common stock, subject to the approval of the Company's lender. The timing and total number of shares repurchased will depend on prevailing market conditions and other investment opportunities. During the third quarter, the Company repurchased 66,600 shares of its common stock at an average cost of $3.36 per share. On June 30, 2000, the Company's common stock traded at $4.3125 on a volume of 26,700 shares.

CONTINGENCIES

For information regarding contingencies, see "PART II - Item 1. Legal Proceedings."

INFLATION AND OTHER COST FACTORS

The Company's operations have not been, nor are they expected to be, materially affected by inflation. However, the Company's operational expansion is affected by the cost of hardware components, which are not considered to be inflation sensitive, but rather, sensitive to changes in technology and competition in the hardware markets. In addition, the Company expects it will continue to incur legal and other similar costs associated with regulatory compliance requirements, and the uncertainties present in the operating environment in which the Company conducts its business.

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

FUTURE EXPECTATIONS AND FORWARD-LOOKING STATEMENTS

This Quarterly Report and the information incorporated herein by reference contains various "forward-looking statements" within the meaning of federal and state securities laws, including those identified or predicated by the words "believes," anticipates," "expects," "plans," or similar expressions. Such statements are subject to a number of uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the uncertainties inherent to the outcome of any litigation of the type described in this quarterly report under "PART II - Item 1. Legal Proceedings," as well as those other factors as described under "Item 1. Business - Risk Factors," contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1999, which are incorporated herein by this reference. In addition to these factors, the Company may incur significant liability for damages to its Class III Video Lottery customers if the Company fails to meet the demanding installation, performance and maintenance requirements for its Class III products. Moreover, a significant number of patents, copyrights and trademarks exist in the more mature Class III business space and there is the risk that the Company may infringe, or have it alleged that it is infringing, upon the proprietary rights of others. As a result, the Company could incur substantial costs and the diversion of management resources in defense of any claims relating to the proprietary rights of others, which could have a material adverse effect upon the Company's business and results of operations. Given these uncertainties, readers of this Quarterly Report are cautioned not to place undue reliance upon such forward-looking statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the effects of short-term interest rates under the Company's line of credit, which the Company does not consider material, the Company is not subject to any other interest rate, exchange rate, or commodity price risks.

                                     PART II
                                OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

MEGAMANIA LITIGATION. The Company has designed and operated its MegaMania bingo game and related equipment so as to meet the requirements of Class II gaming under IGRA. Class II gaming is defined by IGRA as including "the game of chance commonly known as bingo (whether or not electronic, computer or other technological aids are used in connection therewith)..." However, the definition of Class II gaming excludes so-called "gambling devices" which are defined as "electronic or electromechanical facsimiles of any game of chance or slot machines of any kind." Generally speaking, IGRA allows Class II gaming to be conducted on Indian lands if the state in which the Indian land is located permits such gaming for any purpose by any person. Class III gaming, on the other hand, which includes gaming such as video casino games, slot machines, most table games (e.g., blackjack and craps), most lottery games and keno, may only be conducted on Indian land pursuant to an agreement between the Indian tribe and the state in which the tribe is located. The Class III games and equipment sold and operated by the Company in the state of Washington are pursuant to an agreement between that state and local Indian tribes.

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

The government has appealed both decisions to the applicable Federal Circuit Court of Appeals. Oral argument on the appeal to the Tenth Circuit was heard on May 9, 2000. Oral argument on the appeal to the Ninth Circuit was heard on June 14, 2000. As of the date of filing of this report, neither Court has ruled on the appeals. There are several possible outcomes from the appeals. One or both of the Courts of Appeal could (i) completely overturn the decision of the lower court and hold as a matter of law that MegaMania is Class III bingo and that the EPS used to play the game are illegal "gambling devices," (ii) overturn all or a part of the decision of the lower court and remand the case to the lower for a trial on the merits, or (iii) affirm the decision of the lower court. The Company is not able to predict the outcome of the appeals or what its or the U.S. Attorney's response would be under any of the possible outcomes.

If MegaMania is ultimately determined to be Class III gaming and the Company is not able to replace MegaMania with a new Class II game that is as popular as MegaMania, the loss of the MegaMania business would likely have a material adverse effect upon the Company's financial condition and results of operation. In addition, if the EPS used to aid the play of MegaMania are ultimately held to be gambling devices, all of the other Class II bingo games currently offered by the Company would likely be adversely affected, which would have a material adverse effect upon the Company's financial condition and results of operation.

Since the beginning of the MegaMania litigation, the Company has sought to mitigate the risk of an adverse decision by broadening and diversifying its product line and seeking new markets. The Company has developed new interactive bingo games which it believes meet the requirements of Class II gaming, has expanded into the Class III market in the state of Washington, and has pursued the charity bingo and Internet markets. There can be no assurance, however, that these initiatives would be able to fully replace the loss of MegaMania, which remains the Company's most successful product offering.

OTHER CHALLENGES TO INTERACTIVE GAMES; CHANGES IN LAW AND REGULATIONS. No assurances can be given that there will be no other challenges made to the legality of the Company's interactive bingo activities or that, if made, the Company will be successful on the merits. While the Company attempts to design and operate its Class II games in accordance with IGRA and the regulations and opinions of the NIGC, it has not always been successful in doing so.

There can be no assurance that the NIGC, either on its own initiative or as the result of pressure from or cooperation with other agencies such as the Department of Justice, will not enact additional regulations as described above, or reinterpret existing regulations and opinions in a manner that would have a material and adverse effect upon the Company, including requiring the Company to restructure its existing contractual arrangements with Indian tribes or requiring changes in the way the Company's games are conducted so that such games are classified as Class II. Any such restructuring of the Company's games has the additional risk that such games will no longer appeal to consumers or be acceptable to the tribes. There can also be no assurance that IGRA or other Federal laws will not be amended, or new legislation or regulations enacted, so as to limit the authority of tribes to self-regulate Class II gaming, limit the use of broad band networks such as the Company's Betnet network, or to change the definition of Class II gaming in a manner adverse to the Company's business.

In late 1999, the NIGC issued a set of minimum internal control standards ("MICS") for Indian bingo hall operations, and required hall compliance by February 2000. The Company, on behalf of its tribal customers, complied with the software database and data retention requirements of MICS as of January 2000. Effective in February 2000, the NIGC granted a six month extension to all tribes that requested it of the MICS provisions requiring all EPS to be equipped with lockable, removable bill acceptors. Upon expiration of this extension, the NIGC has indicated it would grant to those tribes requesting it an additional three year extension, provided the tribe is able to demonstrate that it has adequate security measures in effect to protect against theft and to assure the integrity of on-site cash collection. All new and used EPS that are placed in service by the Company will comply with the bill acceptor requirements of the MICS. As for EPS already in service, the Company has begun the process of upgrading its rental fleet of EPS to meet these requirements. The Company is also contracting with those tribal customers that own their EPS to upgrade the EPS to meet these requirements.

Regulatory changes at the state level can also have an impact on the Company's Class II and Class III gaming activities. In the state of Washington, the Company provides Class III gaming to tribal customers pursuant to compacts entered into between the tribes and the state that permit certain forms of Class III gaming. This can benefit the Company by opening additional markets for the Company's Class III products and services, but can also have an adverse impact on the Company's Class II business in those states because Class II gaming generally does not compete well against Class III gaming, particularly when floor space at the customer's gaming facility is limited. In addition, Class III gaming introduces new competitors into the market, many of whom are larger and more experienced in Class III gaming than is the Company. Similar compacts entered into by tribes in other states could have an adverse impact on the Company's Class II business unless the Company is able to successfully compete for the new Class III business.

In addition to the costs associated with any future litigation and enforcement actions, the regulatory uncertainty faced by the Company also increases the cost to the Company of doing business. The NIGC has stated that its policy is not to make determinations as to the Class II status of a game prior to the introduction and actual operation of the game on Indian lands. This has caused the Company to rely upon its own interpretation of IGRA and whatever guidance can be found in NIGC regulations and opinions believed to be analogous. As a result, the Company is required to make a significant investment in software and game design without any assurance that the NIGC or others will agree that a game meets the requirements of Class II gaming. In addition, significant management time and legal and consulting expense is incurred by the Company in communicating and dealing with the multitude of federal, state, local and tribal agencies claiming to have jurisdiction over aspects of Indian gaming.

OTHER LITIGATION

NETWORK GAMING LITIGATION SETTLEMENT. In December 1999, the Company entered into an agreement with Network Gaming International Corporation ("NGI") that settled a $3.1 million verdict against the Company for breach of contract that had been awarded in November 1999 by a jury in the Federal District Court for the Northern District of Oklahoma. Pursuant to the NGI settlement, the Company accrued $800,000 as of September 30,1999, which amount was paid to NGI in December 1999. The Company has agreed to pay NGI an additional $2.28 million in cash over three years, of which $250,000 was paid during the second and third quarters of fiscal 2000. In addition, the Company delivered 125,000 shares of Common Stock to NGI. All payments to NGI under the agreement are secured by a lien on the Company's assets that is junior and subordinate to the lien of the Company's senior bank lender. If the Company defaults on its payment obligation to NGI, NGI has reserved the right to pursue collection of its total judgment, plus interest and attorney's fees, aggregating $3.5 million, less any amounts previously paid by the Company.

SHAREHOLDER CLASS ACTIONS. On May 29, 1998, a shareholder class action was filed against the Company in the Federal District Court for the Southern District of California. Also named as defendants were Gordon T. Graves and Larry D.

Montgomery. The action, which seeks an unspecified amount of damages on behalf of all similarly situated shareholders, alleges that the Company violated federal securities laws by making allegedly false and misleading statements regarding the legality of MegaMania. On July 24, 1998, a similar class action was filed in the Federal Court for the Northern District of Oklahoma. In January 1999, the two cases were consolidated in the Northern District of Oklahoma. On March 22, 1999, the class action plaintiffs filed an amended complaint that also named Clifton E. Lind, the Company's President and Chief Operating Officer, as an additional defendant and included allegations that the Company violated federal securities laws by making allegedly false and misleading statements regarding transactions between the Company and Equipment Purchasing LLC and Equipment Purchasing II LLC. On April 19, 1999, the Company filed its Motion to Dismiss all of the claims of the plaintiffs. Oral argument on the Company's motion to dismiss has been set for August 17, 2000. The Company intends to vigorously defend against these claims and expects to prevail on the merits, although no assurances to that effect can be given. In any event, the cost of defending against the claims could be substantial.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 31, 2000, the Company held its 2000 Annual Shareholder Meeting. The meeting involved the election of five nominees to be Directors, and the following persons were elected, constituting all of the members of the Company's Board of Directors: Gordon T. Graves, Larry D. Montgomery, Thomas W. Sarnoff, Ali P. Alizadeh and Clifton E. Lind.

A separate tabulation with respect to each nominee is as follows:

                                           FOR                      AGAINST                   ABSTAIN
         Gordon T. Graves               4,374,471                      0                       15,257
         Larry D. Montgomery            4,374,471                      0                       15,257
         Ali P. Alizadeh                4,374,471                      0                       15,257
         Thomas W. Sarnoff              4,374,471                      0                       15,257
         Clifton E. Lind                4,374,471                      0                       15,257

In addition to the above, a proposal to ratify and approve the appointment of BDO Seidman LLP as the Company's independent auditors was voted upon at the Meeting and received the requisite number of votes necessary to pass, as follows:

                          FOR                     AGAINST                    ABSTAIN
                       4,374,271                   4,810                     10,647

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibit filed as part of this Quarterly Report on Form 10-Q is listed in the attached Index to Exhibits.

(b) No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2000.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 3, 2000                      Multimedia Games, Inc.



                                          By:  /s/ Frank W. Rehanek, Jr.
                                               ------------------------------
                                               Frank W. Rehanek, Jr.
                                               Chief Financial and Principal
                                               Accounting Officer

                                INDEX TO EXHIBITS


               EXHIBIT
               NUMBER                           DESCRIPTION
               -------                          -----------
                 27                       Financial Data Schedule