Form 10-K
period 2000-09-30
MULTIMEDIA GAMES INC
filed 2000-12-27
CIK 896400

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

               FOR ANNUAL REPORTS AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO _________

                         COMMISSION FILE NUMBER 0-28318

                             MULTIMEDIA GAMES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                      TEXAS                                    74-2611034
         (State or Other Jurisdiction of                    (I.R.S. Employer
         Incorporation or Organization)                  Identification Number)

        8900 SHOAL CREEK BLVD., SUITE 300
                  AUSTIN, TEXAS                                   78757
    (Address of Principal Executive Offices)                   (Zip Code)

                                 (512) 371-7100
                         (Registrant's Telephone Number,
                              Including Area Code)

Securities Registered Under Section 12(b) of the Exchange Act:         NONE
Securities Registered Under Section 12(g) of the Exchange Act:         COMMON STOCK, $.01 PAR VALUE
                                                                       CLASS A WARRANTS
                                                                       CLASS B WARRANTS

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                              ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of December 18, 2000 was $24,507,415.

The number of shares outstanding of the issuer's Common Stock as of November 30, 2000, was 5,502,250.

Documents incorporated by reference: NONE

                                     PART I

ITEM 1.  BUSINESS

GENERAL

The Company is a technology supplier to the gaming industry. The Company designs and develops interactive Class II and Class III games and related electronic player stations (EPS) and equipment that are marketed to Native American bingo and gaming halls located throughout the United States. The Company operates its games on behalf of its tribal customers through a multi-path communications network called "Betnet." The Betnet network interconnects EPS located within a hall or in multiple bingo halls, thereby enabling players to simultaneously participate in the same game and to compete against one another to win common pooled prizes. Betnet is a multichannel network that uses different combinations of frame relay intranets, satellite, telephone, Internet, and local area networks for different applications. All of the Company's Class III gaming is currently conducted in Native American gaming halls located in the state of Washington. The Company offers Class II and Class III game themes that have been designed and developed by the Company, and two Class III game themes that have been licensed from WMS(R) Gaming Inc. (WMS) and are based upon WMS' most popular Class III games. The Company also produces high-stakes TV bingo game shows that are televised live to multiple participating Indian bingo halls linked via Betnet's closed circuit satellite and broadband telephone communications channels.

Prior to fiscal 2000, virtually all of the Company's games and equipment were designed and operated to meet the requirements for Class II gaming as defined in the Indian Gaming Regulatory Act of 1988, as amended ("IGRA"). IGRA defines Class II gaming as bingo, pull-tabs, lotto, punch boards, tip jars, instant bingo and other games similar to bingo if those games are played at the same location where bingo is being played. Class II games are regulated by the tribes without interference from the states. All other common gambling games are Class III and involve state regulation. In late fiscal 1999, the Company began to design, develop and market Class III games and equipment in the state of Washington. As of September 30, 2000, there were 5,268 EPS in operation at 81 independently owned Indian gaming facilities located in seven states, and charity bingo halls in the District of Columbia, of which 1,282 EPS were Class III located in eight gaming halls in the state of Washington. This compares to 4,420 EPS that were in operation at September 30, 1999, of which 520 EPS were Class III located in four gaming halls in the state of Washington and 3,900 were Class II located at 80 bingo halls in eight states and the District of Columbia. Also as of September 30, 2000, the Company's live TV bingo game show, MegaBingo, was being delivered to 30 independently owned Indian bingo halls located in eight states and the District of Columbia, a decrease of one bingo hall compared to September 30, 1999.

During fiscal 1999, the Company formed GameBay.com, Inc. as a wholly-owned subsidiary to pursue the development of non-gambling activities on the Internet using interactive bingo games as a platform to derive advertising and product sale revenues. In December 1999, GameBay.com entered into a licensing agreement with MGAM to use all of the Company's intellectual property for non-gambling sweepstakes internet applications, and issued 71% of its shares of common stock (including shares of preferred stock convertible into common stock) in a private placement to a group of investors for $6.5 million.

Multimedia Games, Inc. (the "Company") was incorporated under the laws of the State of Texas on August 30, 1991. Unless the context otherwise requires, the terms the "Company" and "MGAM" includes Multimedia Games, Inc., and its subsidiaries - TV Games, Inc., MegaBingo, Inc., Multimedia Creative Services, Inc., and American Gaming Network L.L.C. The Company's executive offices are located at 8900 Shoal Creek Blvd., Suite 300, Austin, Texas, 78757, and its telephone number is (512) 371-7100.

MegaBingo(R), MegaCash(TM), MegaMania(R), FlashCash(TM), Big Cash Bingo(TM), Flash 21 Bingo(TM), Spin & Shout(TM), Freedom 7's(TM), Red Hot Diamonds(TM), Fruit Cocktail(TM), Fruit Cocktail Deluxe(TM), Diamond Cherry Bell Magic(TM), Spinning Cherries Royale(TM), Meltdown(TM), Keno Madness(TM), High Noon Poker(TM), Diamond Crown Jewels(TM), Wild Spinner(TM) and Vortex(TM) are trademarks and tradenames of the Company, and all references herein are deemed to include the applicable tradename or trademark designation. Reel Em In(R) and Filthy Rich(TM) are trademarks of WMS(R) Gaming Inc., and all references herein are deemed to include the applicable tradename or trademark designation.

RISK FACTORS

The following risk factors should be carefully considered in connection with the other information and financial statements contained in this Report on Form 10-K, including Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

THE COMPANY OPERATES IN AN UNCERTAIN LEGAL AND REGULATORY ENVIRONMENT.

Indian Gaming. Virtually all of the Company's business relates to gaming activities on Native American lands. The operation of gaming on Native American lands is subject to IGRA, which also created the National Indian Gaming Commission ("NIGC") to promulgate rules and regulations to enforce certain aspects of IGRA. Fundamental issues concerning the scope and intent of IGRA remain unresolved, as do issues relating to the jurisdiction and authority of the NIGC and other Federal, State, local and tribal governments and agencies. Several of these fundamental issues, such as what constitutes the game of bingo and whether the EPS used by the Company to aid in the play of its Class II games are legal technological aids as permitted by IGRA, appear to have been favorably resolved and clarified in recent decisions by four federal courts in the MegaMania litigation discussed below. Nevertheless, the Company faces continued uncertainty as to whether it can rely upon NIGC determinations and whether it may face other actions initiated by the Department of Justice in the future.

While IGRA was intended to preempt state and local regulation of Class I and Class II gaming, many states are taking an increasingly active role in attempting to regulate Indian gaming. In some jurisdictions, this means that states are attempting to regulate Class II gaming which, according to IGRA, is beyond the states' jurisdiction. As a result, the Company faces uncertainty as to whether actions may be initiated against it by state and local enforcement agencies. In other jurisdictions, states seem to be encouraging Tribes to enter into compacts to offer more lucrative Class III gaming that will increase revenues both to the Tribe and to the state. While these compacts enhance the Company's opportunity to enter new markets, they also increase competition between the Company and more established suppliers of Class III gaming and, in some instances, also cause competition between Class II and Class III gaming within the same market.

In addition to the threat of litigation and enforcement actions, this regulatory uncertainty also increases the Company's cost of doing business. The Company incurs significant time and expense on new game development without any assurance that the NIGC or other federal, state and local agencies will agree that the game meets the requirements of Class II gaming. In addition, significant time and expense is incurred by the Company in communicating and dealing with the multitude of Federal, State, local and Tribal agencies claiming to have jurisdiction over aspects of Indian gaming.

MegaMania Litigation. The Company has designed and operated its interactive Class II bingo games and related equipment so as to meet the requirements of Class II gaming under IGRA. Class II gaming is defined by IGRA as including "the game of chance commonly known as bingo (whether or not electronic, computer or other technological aids are used in connection therewith)..." However, the definition of Class II gaming excludes so-called "gambling devices" which are defined as "electronic or electromechanical facsimiles of any game of chance or slot machines of any kind." Generally speaking, IGRA allows Class II gaming to be conducted on Indian lands if the state in which the Indian land is located permits such gaming for any purpose by any person. Class III gaming, on the other hand, which includes gaming such as video casino games, slot machines, most table games (e.g., blackjack and craps), most lottery games and keno, may only be conducted on Indian land pursuant to an agreement between the Indian tribe and the state in which the tribe is located. The Class III games and equipment sold and operated by the Company in the state of Washington is pursuant to an agreement between that state and local Indian tribes.

On December 31, 1997, the U.S. Attorney for the Northern District of Oklahoma filed a civil forfeiture action in Federal District Court challenging the Class II status of the Company's interactive bingo game, MegaMania. On October 23, 1998, the District Court issued a judgment holding that MegaMania was legal Class II gaming. The decision found that MegaMania was a game of bingo and that the EPS used to play MegaMania were technological aids to the play of bingo as permitted by IGRA, and were not gambling devices.

On May 14, 1998, the Assistant U.S. Attorney for the Northern District of California filed a civil forfeiture in Federal District Court that also challenged the Class II status of MegaMania. On November 23, 1998, the District Court issued a Memorandum and Order holding that MegaMania was legal Class II gaming. As with the decision of the Oklahoma District Court, the Order of the California District Court found that MegaMania was a game of bingo and that the EPS used to play MegaMania were technological aids to the play of bingo as permitted by IGRA, and were not gambling devices.

The government appealed both decisions to the applicable Federal Circuit Court of Appeals. On August 29, 2000, the Ninth Circuit Court of Appeals affirmed the decision of the California District Court and held that MegaMania was legal Class II gaming and that the EPS used to play the games were legal technological aids to the play of the game and were not illegal "gambling devices." On October 31, 2000, the Tenth Circuit Court similarly affirmed the decision of the Oklahoma District Court. The government's time to appeal the decision of the Ninth Circuit to the U.S. Supreme Court has expired with no appeal taken, and its time to appeal the decision of the Tenth Circuit to the U.S. Supreme Court will expire on January 29, 2001. The Company cannot predict whether the government will appeal the decision of the Tenth Circuit or what the outcome of any such appeal would be.

Other Challenges to Interactive Games; Changes in Law and Regulations. No assurances can be given that there will be no other challenges made to the legality of the Company's interactive gaming activities or that if made, the Company will be successful on the merits. While the Company will continue to attempt to design and operate its games in accordance with all applicable laws and regulations, there is no assurance that the Company will always be successful in doing so.

There also can be no assurance that the NIGC, either on its own initiative or as the result of pressure from or cooperation with other agencies such as the Department of Justice, will not enact new regulations or reinterpret existing regulations in a manner that would have a material and adverse effect upon the Company, including requiring the Company to restructure its existing contractual arrangements with Indian tribes, or requiring changes in the way the Company's games are conducted so that such games are classified as Class II. Any such restructuring of the Company's games has the additional risk that such games will no longer appeal to consumers or be acceptable to the tribes. There can also be no assurance that IGRA or other Federal laws will not be amended, or new legislation or regulations enacted, so as to limit the authority of tribes to self-regulate Class II gaming or to change the definition of Class II gaming in a manner adverse to the Company's business.

Other Gaming Activities. The Company has plans to extend its games and technology into segments of the gaming industry other than Indian gaming. Any such activities would encounter the same legal and regulatory uncertainties and competition faced by the Company in its Indian gaming business. There is no assurance that the Company will ever enter into other segments of the gaming industry or that, if it does, it will be successful in doing so.

THE COMPANY FACES INTENSE COMPETITION.

The Company faces intense competition not only from other providers of Class II and Class III gaming, but also from the efforts by many of its existing and potential Tribal customers to extend into Class III gaming. Given the limitations placed on Class II gaming, it is uncertain whether the Company can successfully compete in places where casino games, slot machines and other forms of Class III gaming are permitted.

TO REMAIN COMPETITIVE, THE COMPANY MUST CONTINUE TO DEVELOP NEW PRODUCTS AND SERVICES THAT APPEAL TO ITS CUSTOMERS AND CONSUMERS.

The Company believes that a factor important to its future success will include its continued development of new products that appeal to the tastes of consumers, and the introduction of such products in a timely manner. Successful product development and introduction depends upon a number of factors, including the identification of products expected to appeal to consumer preferences, and the timely completion of design and testing. Importantly, any new or modified gaming products that are intended for the Class II gaming market will be designed and operated to meet the requirements of Class II gaming. As a result of the uncertain legal and regulatory environment in which the Company operates and other factors, there can be no assurance that the Company will continue to develop and introduce new products in a timely manner that will achieve commercial success.

THE COMPANY IS DEPENDANT UPON A FEW CUSTOMERS.

For the year ended September 30, 2000, one tribe accounted for approximately 21% of the Company's total gaming revenues, and another tribe accounted for approximately 11% of the Company's total gaming revenues. Two tribes accounted for approximately 19% and 12% of gaming revenues in 1999, and two tribes each accounted for approximately 17% of gaming revenues in 1998. No other tribe accounted for more than 10% of the Company's total gaming revenues in any of these years. While the Company believes that its relationship with all of its tribal customers is good, the loss of either of the two tribes would have a material and adverse effect upon the Company's financial condition and results of operations.

Approximately 48%, 45% and 48% of gaming revenues during the years ended September 30, 2000, 1999 and 1998, respectively, were derived from halls operated by four tribes.

On September 30, 2000, accounts receivable from one tribe accounted for approximately 23% of total accounts receivable; the same tribe accounted for approximately 22% of total accounts receivable in 1999.

THE COMPANY MAY INCUR PRIZE PAYOUTS IN EXCESS OF GAME REVENUES.

The prizes awarded under the Company's bingo games are based upon attaining an assumed level of gross game receipts and statistical assumptions as to the frequency of winners. With respect to its interactive gaming activities, the Company may experience on any day or over short periods of time a "game deficit" where the total aggregate amount of prizes paid exceed aggregate game revenues. In these instances, the Company essentially acts as a "bank" to its Tribal customers who continue to receive their share of gross game revenues based upon an assumed level of prize payouts. However, over any statistically relevant period of time, the Company does not experience any "game deficits" and is able to replenish any amounts "banked" for its Tribal customers. No assurances can be given that the Company will not miscalculate its statistical assumptions or for other reasons experience abnormally high rates of jackpot prize wins which may materially and adversely affect the Company's cash flow on a temporary or long-term basis and which, under certain circumstances, could materially and adversely affect the Company's earnings and financial condition.

With respect to its TV bingo game shows, the Company self-insures against smaller prizes and obtains insurance through a third party for larger jackpots. Prize risk is also shared with participating bingo halls through funds reserved from bingo card sale receipts and deposited into a prize allocation account.

THE COMPANY HAS OUTSTANDING A SIGNIFICANT NUMBER OF OPTIONS AND WARRANTS THAT COULD DILUTE EXISTING SHAREHOLDERS.

As of September 30, 2000, there were outstanding rights to purchase an aggregate of 3,610,768 shares of Common Stock at exercise prices ranging from $2.00 to $9.44 per share (with the vast majority of such rights at exercise prices ranging from $3.00 to $8.00 per share). Of these outstanding rights, 2,819,668 are immediately exercisable and the remainder become exercisable in substantially equal annual increments over the next two years. In addition to such rights, the shares of the Company's Series A Preferred Stock are immediately convertible into 435,195 shares of Common Stock. To the extent that such rights and Series A Preferred Stock are exercised or converted, dilution to the Company's shareholders will occur. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected, since the holders of such rights and Series A Preferred Stock can be expected to exercise or convert them at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than the exercise terms provided in such securities.

THE COMPANY DOES NOT EXPECT TO PAY ANY DIVIDENDS.

The Company has never declared or paid any cash dividends on its Common Stock. The Company intends to retain its earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends on its Common Stock in the foreseeable future.

THE COMPANY'S FINANCIAL RESULTS MAY FLUCTUATE, WHICH COULD AFFECT ITS STOCK
PRICE.

Although most of the Company's revenues are of a recurring nature, the Company has experienced significant fluctuations in its financial results. The Company's revenues, capital expenditures and operating results can vary significantly due to its dependence on a small number of major customers; relatively long sales cycles beginning with game design and ending with the introduction of the game into gaming facilities; the unpredictable timing and amount of expenditures by tribal customers; and uncertainties relating to the legal and regulatory environment in which the Company operates, which may delay and add cost to new product development. These factors may make it difficult to forecast revenues and expenditures over extended periods. Consequently, the Company's operating results for any period could be below the expectations of securities analysts and investors. This in turn could lead to sudden and sometimes dramatic declines in the market price of the Company's stock.

THE COMPANY MAY NOT BE SUCCESSFUL IN PROTECTING ITS PROPRIETARY RIGHTS OR AVOIDING CLAIMS IT INFRINGES UPON THE PROPRIETARY RIGHTS OF OTHERS.

The Company principally relies upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect its proprietary rights and technology. These laws and contractual provisions provide only limited protection. The Company could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others, which could have a material adverse effect on its business, financial condition and results of operations.

THE COMPANY MAY NOT BE ABLE TO ADAPT TO CHANGES IN TECHNOLOGY, PRODUCTS AND INDUSTRY STANDARDS.

The markets in which the Company competes are characterized by rapidly changing technology and evolving industry practices. Competitors may introduce other types of gaming products which have greater appeal to customers. If the Company is unable to develop or obtain the rights to developing technologies, and use such technologies to enhance its present products and develop new products in a timely manner, the Company may be unable to retain its present customers or attract new customers.

ANY PAYMENT OF LIQUIDATED DAMAGES UNDER THE COMPANY'S CONTRACT WITH WMS GAMING COULD IMPAIR ITS BUSINESS.

The Company's contract with WMS Gaming Inc. requires the purchase of a minimum number of units over specified periods. The Company's business generally, its cash flow and its reputation could be materially impaired in the event that it is required to pay liquidated damages under this contract.

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT MAY PROVE
INACCURATE.

This Annual Report on Form 10-K contains various "forward-looking statements" within the meaning of Federal and state securities laws, including those identified or predicated by the words "believes," "anticipates," "expects," "plans" or similar expressions. Such statements are subject to a number of uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, those described under "Risk Factors." Given these uncertainties, investors are cautioned not to place undue reliance upon such statements.

PRODUCTS AND SERVICES

General. The Company designs and develops its own interactive high-speed bingo and Class III games. The game design process involves matching game parameters to the needs of the target consumer group and includes graphics design, software programming and test feedback. The Company also designs and assembles the EPS used as technological aids to the play of its interactive bingo games and its Class III games. The EPS used in the Company's Class II gaming are essentially smart computer terminals that allow players to select and play bingo cards by interacting through touching the EPS screen. The EPS are interconnected through a common carrier communications network, which is the backbone of the Company's Betnet multi-path interactive network. This interconnection allows players to compete against one another from multiple bingo halls in a live bingo game to win a common pooled prize in accordance with the requirements of Class II gaming. The EPS used in the Company's Class III gaming are similar in design and purpose to the Class II EPS, but are interconnected via an intra-gaming hall network and are also distinguished by the sounds, graphics and motion displayed on the EPS for the customer's entertainment. The Company also produces high-stakes TV bingo game shows that are televised live to multiple participating Indian bingo halls linked via closed-circuit satellite and broadband telephone communications networks.

In connection with all of these activities, the Company provides its tribal customers virtually all of the "back-office" record keeping necessary to account for revenues and prize payouts. The Company's systems enable it to account, by bingo hall and individual EPS, for game revenues and payouts, and to prepare and disseminate reports to its tribal customers.

Interactive Bingo Games. As of December 1, 2000, the Company's offering of high-speed interactive Class II bingo games consisted of MegaMania, Flash 21 Bingo, and Big Cash Bingo. All of the interactive games are variations of bingo and have several attributes in common. For example, to play, a player first opens an account with a cashier at the bingo hall and is issued a receipt for the amount deposited containing a personal identification number ("PIN"). Players then use the touch screen on the EPS to input their PIN and activate the EPS to join a game. Winnings and losses are recorded to each player's account and the positive balance in a player's account can be claimed from the cashier at any time. Players can replenish their account by making additional deposits with the cashier or by inserting money in the bill acceptor on the EPS. Play commences once the minimum number of players or bingo cards required for a particular game have logged onto the game. A live ball draw is conducted at a host Indian bingo hall. The numbers from the ball draw are transmitted simultaneously via a common carrier digital frame relay communications network to all other participating bingo halls and appear on the interconnected EPS participating in the particular game. Players are able to daub their cards and declare a winning bingo by interacting with the EPS touch screen or pressing a mechanical button.

The factors that distinguish one game from another are the minimum number of players or bingo cards required to commence a game, the predetermined patterns required in order to win a prize, the size and number of prizes, and the frequency of winning each prize. Each game is also accompanied by its own unique graphics and sound.

Electronic Class II Player Stations. The Company currently offers a variety of Class II EPS models. Each EPS has a screen that displays the bingo cards being played and the bingo numbers drawn. The screen also serves as a touch pad that allows a player to make game decisions, such as which cards to play or drop and to declare a winning bingo. The EPS house computer terminal equipment that allow the EPS to communicate with the Betnet network. EPS vary according to height, width and depth (to accommodate, in part, the differing space needs of bingo hall customers), screen size and other features affecting appearance and the visual appeal to players.

Class III Gaming. The Company designs, manufactures, installs and maintains Class III electronic video gaming systems and games. These systems and games are presently marketed to Native American gaming facilities in the State of Washington under the terms of a compact between the Tribes and the State. The compact requires that the system must be a cashless electronic scratch lottery system with the results rendered to players on electronic video player terminals. The system provided by the Company consists of all the software and hardware necessary to operate the system, including multiple back office servers that manufacture sets of electronic lottery tickets and distribute the tickets on demand to players sitting at electronic video player terminals networked throughout the casino. Replicas of scratch tickets are first displayed on the player terminals and then the results of the wager are displayed in a variety of graphical game formats that entertain the player with motion and sound before revealing the value of the purchased ticket.

The back office system consists of a database server that archives details of ticket manufacture, distribution and sales, as well as player information used by the casinos for marketing and player tracking, and a management terminal that can monitor game system operation and generate system reports. Players establish an account in the casino and receive a player's card encoded with the player's account number and PIN. The player can then use the card to buy an electronic ticket at a video player terminal, add money to the account at a point of sale terminal, or cash out the account.

The Class III video player terminals are available in a variety of freestanding and bar-top insert styles consistent with traditional casino electronic games. Each player terminal displays a game theme on the video screen and, depending on cabinet style, on lighted panels. As of December 1, 2000, the Company offered 13 game themes exclusive to and copyrighted by the Company, and two game themes licensed from WMS Gaming, Inc. The Company-developed game themes are: Spin & Shout, Freedom 7's, Red Hot Diamonds, Fruit Cocktail, Fruit Cocktail Deluxe, Diamond Cherry Bell Magic, Spinning Cherries Royale, Melt Down, Keno Madness, High Noon Poker, Diamond Crown Jewels, Wild Spinner and Vortex. Licensed game themes are Reel Em In and Filthy Rich.

The Company's license agreement with WMS allows the Company to use the trademarks, logos and other audio-visual aids and graphics used by WMS in its highly successful Class III gaming devices.

TV Bingo Game Shows. MegaBingo and MegaCash are bingo games and associated TV shows produced by the Company and telecast live to television monitors at participating bingo halls by means of a closed-circuit, television satellite and broadband telephone communications network. The Company's broadcast studio is currently located at a host Indian bingo hall. The studio houses the equipment used to produce and televise the ball drawings and verify winning cards, including television production equipment and satellite up-link equipment. MegaBingo and MegaCash games are approximately 12 minutes in duration and represent only a limited percentage of the total number of bingo games conducted by each participating bingo hall operator during any given bingo session. MegaBingo affords the opportunity for a winning player to win a jackpot prize of up to $2 million (paid $100,000 in cash and the remainder in the form of a 24-year annuity) by having a winning bingo within a specified number of ball draws and spinning the MegaBingo wheel. MegaCash, which is conducted on the Company's network each Saturday and Sunday in matinee sessions, carries a jackpot of $100,000 or, by spinning the MegaBingo wheel, up to $1 million, for players with winning bingos within a specified number of ball draws. Each game also carries lesser consolation prizes for players having a winning bingo after more than a specified number of ball draws. Prizes also vary depending upon the price paid by a player for a card (e.g.,$2, $3 or $6 per card).

During fiscal 2000, revenues from the Company's TV bingo game shows were $7.5 million. While the contribution to net margin from these games was considerably less significant to the Company than from its interactive bingo games, the TV bingo game shows are well publicized due to the potential size of jackpots, and offer positive benefits by attracting additional players to bingo halls. In the second quarter of fiscal 2001, the Company will introduce a significant revision to its MegaBingo game. However, there can be no assurance that this revised TV bingo game will be successful.

In support of its live broadcasts, the Company utilizes, among other things, television production equipment, satellite transmission and reception equipment, computer hardware and software, conference calling equipment and specially printed ticket stocks typically imprinted with serial numbers and the game's logo. The Company has contracted with a vendor for the satellite time necessary to transmit its telecast games. With the exception of the computer software, which is custom developed by or on behalf of the Company, all other gaming equipment and supplies required for the operation of the telecast games are typically available off-the-shelf from a number of vendors. The Company's central game computers and communications equipment are located at the Company's offices in Tulsa, Oklahoma.

Gaming Contracts. Virtually all of the Company's revenues are derived through contracts with Indian tribes. The Company's contract with each bingo hall operator typically identifies the games, equipment and services to be provided by the Company and the terms of payment. In general, the Company and the tribe share in the "hold" or profit generated from the play of the game in percentages that vary depending upon levels of profitability. Certain tribes purchase EPS outright from the Company while others purchase EPS on an installment basis out of a dedicated percentage of the revenues generated by the EPS. In some instances, the Company has leased EPS to tribes at rentals based upon a percentage of the "hold." The Class III video lottery system uses contracts which have features substantially similar to those for interactive high-speed bingo games; however, the Company receives a much smaller revenue sharing percentage than from the high-speed bingo games.

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

TV Bingo Game Shows. In order to provide protection against the risk that prizes awarded to players in the MegaBingo and MegaCash games might exceed game revenues, the terms of the agreements with the various hall operators that conduct MegaBingo and MegaCash, provide that a fixed percentage of gross game receipts from those games be deposited in a prize allocation account from which prizes, prize fulfillment fees, insurance payments and bank fees are paid. The MegaBingo and MegaCash games are designed assuming a certain minimum level of gross game receipts, with game prizes averaged over long periods of time expected to be less than the prize allocation account. In order to reduce the need for prize reserve account funds and to further reduce exposure to game deficits during periods of abnormally high rates of jackpot prize wins, the Company is party to an agreement (the "Risk Assumption Agreement") with SCA Promotions, Inc. ("SCA"), which specializes in prize fulfillment services, to pay jackpot prizes won during the term of the agreement.

For an administrative fee (based on a fixed percentage of gross game sales receipts) and prize fulfillment fees (based on a varying percentage of gross game sales receipts) paid to SCA with funds from the prize allocation account, the Company receives an amount equal to the present value of the jackpot prize payments less a deductible of $13,000. The Company also advances the first $37,000 of SCA's liability for each prize pay-off, which is subsequently deducted from fees due SCA. These prize fulfillment funds are then utilized to satisfy the obligation to the jackpot prize winner through a lump-sum cash payment or the purchase of an annuity.

SCA may cease its prize fulfillment responsibilities if its total cumulative prize payouts exceed its fees earned under the contract by $2,500,000. SCA is required at all times to maintain not less than $500,000 of prize fulfillment resources in the form of a performance bond or other mutually acceptable escrow arrangement. The Risk Assumption Agreement expires on December 31, 2001, but has an automatic 30 day extension period during which the Company expects to negotiate a one year extension to the agreement.

MARKETING, ADVERTISING AND PROMOTION

The Company arranges national and local news coverage of the Company's games and provides press releases to local newspapers regarding recent jackpot wins as well as the introduction of the Company's games at new network halls. In addition, the Company uses a variety of focused advertising and promotion, including direct mailings in localities near network halls, advertising the availability of the Company's games, discount coupons for new players and the purchase of advertising space in specialized bingo newsletters. The Company's games typically are prominently featured in the participating halls' program materials, such as calendars and flyers, and on outdoor billboards near certain participating halls.

INTELLECTUAL PROPERTY

The Company relies on trade secrets, proprietary know-how and continuing technological innovation to develop and maintain its competitive position. However, there can be no assurance that, insofar as the Company relies on trade secrets and unpatented know-how, others will not independently develop similar technology or that secrecy will not be breached.

COMPETITION

The Company believes that it competes with virtually all other forms of gaming, including lotto, table games, sports betting and pari-mutuel wagering. The intensity of such competition depends upon several factors, including the nature and accessibility of the gaming activity and the demographics of the players' population. Many of the companies engaged in such gaming activities have substantially greater financial and personnel resources than the Company.

The Company also competes with other bingo operations conducted both on and off Native American lands, including bingo conducted with the use of electronic aids such as card minders that provide interactivity and enable players to play multiple numbers of bingo cards simultaneously. Given the limitations placed on Class II gaming, it is difficult for the Company to compete in places where casino, slot machines and other forms of Class III gaming are permitted. In Class II gaming facilities, the Company competes against a growing number of games and competitors.

EMPLOYEES

As of September 30, 2000, the Company had 152 full-time and part-time employees, including 18 engaged in field operations, 7 in game design, 10 in computer operations relating to bingo activities, 14 in accounting functions, 15 in the design and assembly of EPS, 8 in sales and marketing activities, 31 in ball draw operations, 5 in other general administrative and executive functions and 12 full-time and part-time bingo hall employees. The Company does not have a collective bargaining agreement with any of its employees and considers its relationship with its current employees to be good. The Company also engages 10 independent contractors as computer programmers to produce the Company's interactive gaming software. In addition, approximately 2 individuals were employed by tribes to operate the Company's games in their respective halls, both of whom are reimbursed by the Company.

GOVERNMENTAL REGULATION

Native American Gaming. The operation of gaming on Native American reservations is subject to the Indian Gaming Regulatory Act of 1988 (25 U.S.C. Sections 2701, et seq.) ("IGRA"), which created the National Indian Gaming Commission (the "NIGC") to promulgate regulations to enforce certain aspects of IGRA.

IGRA classifies games that may be played on Native American land into three categories. Class I gaming includes traditional Native American social and ceremonial games and is regulated only by the tribes. Class II gaming includes bingo, pull-tabs, lotto, punch boards, tip jars, instant bingo, certain card games played under limited circumstances, and other games similar to bingo if those games are played at the same location where bingo is played. Class II gaming does not include gaming conducted with gambling devices which NIGC regulations have defined as being gambling devices subject to the Johnson Act (see discussion below). Class III gaming consists of all forms of gaming that are not Class I or Class II, such as video casino games, slot machines, most table games and keno.

IGRA provides that Native American tribes may engage in Class II gaming, if (i) the state in which the Native American reservation is located permits such gaming for any purpose by any person, (ii) the gaming is not otherwise specifically prohibited on the Native American reservation by Federal law, (iii) the gaming is conducted in accordance with a tribal ordinance which has been approved by the NIGC, and (iv) several other requirements are met, including the requirement that an Native American tribe shall have the sole proprietary interest and responsibility for the conduct of gaming, and that primary management officials and key employees must be licensed by the tribe.

Under IGRA, the NIGC has the power to inspect and examine all Native American gaming facilities, to conduct background checks on all persons associated with Class II gaming, to inspect, copy and audit all records of Native American gaming facilities, and to hold hearings, issue subpoenas, take depositions and adopt regulations in furtherance of its responsibilities. IGRA authorizes the NIGC to impose civil penalties for violations of its regulations or of IGRA, and also imposes Federal criminal sanctions for illegal gaming on Native American reservations and for theft from Native American gaming facilities.

IGRA also regulates Native American gaming management contracts. IGRA provides that the NIGC may approve a management contract only after determining that the contract provides for (i) adequate accounting procedures and verifiable financial reports, which must be furnished to the tribe, (ii) tribal access to the daily operations of the gaming enterprise, including the right to verify daily gross revenues and income, (iii) minimum guaranteed payments to the tribe, which must have priority over the retirement of development and construction costs, (iv) a ceiling on the repayment of development and construction costs,
(v) a contract term not exceeding five years and a management fee not exceeding thirty percent of net revenues, provided that the NIGC may approve up to a seven year term and a forty percent return to the manager if the Chairman of the NIGC is satisfied that the capital investment required, and the income projections for the particular gaming activity, justify the larger percentage and longer term. Certain other requirements for approval of a management contract are specified in the regulations promulgated by the NIGC.

The NIGC has determined that the agreements pursuant to which the Company provides its Class II games, equipment and services are service agreements and not management contracts, thereby allowing the Company to obtain more favorable terms than would have been permitted had the contracts been determined to be management contracts. There is no assurance however, that further review of these agreements by the NIGC, or alternative interpretation of applicable laws and regulations will not require substantial modifications to the agreements and cause the operations of the Company to be marginally profitable or even unprofitable.

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

The Johnson Act defines an illegal gambling device as a "machine or mechanical device" designed "primarily" for gambling and that, when operated, delivers money to a player "as the result of the application of an element of chance." Courts that have considered the scope of the Johnson Act in relation to IGRA have generally determined that the Johnson Act does not prohibit the use of electronic and technological aids to bingo that operate to broaden the participation of players to play against one another rather than against a machine. In the four federal courts that have specifically addressed the question of the Company's EPS, all four courts have held that the Company's EPS are legal technological aids to the game of bingo, and are therefore outside the scope of the Johnson Act.

Class III video lottery games in the state of Washington are provided pursuant to a compact between the state of Washington and Washington Native American tribes, that specify game parameters and other operational features of the Class III games.

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

ITEM 2.  PROPERTIES

For its operations and sales offices in Tulsa, Oklahoma, the Company leases approximately 9,440 sq. ft. of office space, which expires in February 2002, and approximately 4,000 sq. ft. of warehouse space, which expires in March 2001. For some of its computer programmers in Dallas, Texas, the Company leases 1,656 sq. ft. of office space, which expires in December 2002. For its EPS assembly operations in Austin, Texas, the Company leases approximately 20,000 sq. ft. of factory space, expiring in February 2001, and for its corporate headquarters, leases 14,000 sq. ft. of office space, expiring in June, 2004. For its Director of Software Quality Control, the Company leases 800 sq. ft. of office space in Ash Grove, Missouri, which expires February 28, 2002. For its Washington State warehouse, the Company leases 4,000 sq. ft. of warehouse space, which expires in June 2001. Aggregate annual rentals under these six leases are approximately $393,000. The Company believes that such leases will be renewed as they expire or that alternative properties can be leased on acceptable terms. At no cost, the Company also houses a portion of its satellite link equipment in a trailer located adjacent to the Cheyenne-Arapaho bingo hall in Concho, Oklahoma.

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

FISCAL QUARTER                                                           HIGH         LOW
--------------                                                         --------     --------

First Quarter 1999                                                     $  7.063     $  2.500
Second Quarter 1999                                                       7.250        4.125
Third Quarter 1999                                                        7.000        4.250
Fourth Quarter 1999                                                       6.687        5.500
First Quarter 2000 (Oct. 1 - Dec. 31, 1999)                               4.406        2.031
Second Quarter 2000 (Jan 1 - March 31, 2000)                              4.875        2.156
Third Quarter 2000 (April 1 - June 30, 2000)                              4.453        2.625
Fourth Quarter 2000 (June 30 - Sept. 30, 2000)                            6.406        3.250

On December 18, 2000, the closing price of the Common Stock as reported in the Wall Street Journal was $5.25.

There were approximately 140 shareholders of record of the Common Stock on November 30, 2000, including shares held in street name by Cede & Co. The Company believes that the shares held in street name are held for more than 2,000 beneficial owners.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial information for the Company as of the end of and for each of the five years in the period ended September 30, 2000, which has been derived from the audited Financial Statements of the Company. The selected financial data should be read in conjunction with the Financial Statements of the Company and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                          2000             1999              1998             1997             1996
                                      ------------     ------------      ------------     ------------     ------------
INCOME STATEMENT DATA:
Revenues                              $ 96,809,000     $ 88,856,000      $ 70,537,000     $ 39,052,000     $ 22,887,000
Operating income (loss)                  4,719,000       (3,708,000)        3,545,000          997,000          202,000
Net income (loss)                        2,779,000       (2,505,000)        2,215,000        1,311,000           40,000
Earnings (loss) per share:
Basic                                          .48             (.48)              .40              .29             (.04)
Diluted                                        .46             (.48)              .35              .23             (.04)

BALANCE SHEET DATA:
Working capital (deficit)             $   (587,000)    $ (4,709,000)     $  4,808,000     $  3,846,000     $    172,000
Total assets                            28,792,000       28,880,000        19,725,000       15,400,000        7,431,000
Long-term obligations                    3,876,000        3,701,000         1,960,000        2,278,000        2,959,000
Stockholders' equity                    13,046,000       10,502,000        12,677,000       10,277,000        2,394,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

The Company is a technology supplier to the gaming industry. The Company designs and develops interactive Class II and Class III games and related electronic player stations (EPS) and equipment that are marketed to Native American bingo and gaming halls located throughout the United States. The Company operates its games on behalf of its tribal customers through a multi-path communications network called "Betnet." The Betnet network interconnects EPS located within a hall or in multiple bingo halls, thereby enabling players to simultaneously participate in the same game and to compete against one another to win common pooled prizes. Betnet is a multichannel network that uses different combinations of frame relay intranets, satellite, telephone, Internet, and local area networks for different applications. All of the Company's Class III gaming is currently conducted in Native American gaming halls located in the state of Washington. The Company offers Class II and Class III game themes that have been designed and developed by the Company, and two Class III game themes that have been licensed from WMS(R) Gaming Inc. (WMS) and are based upon WMS' most popular Class III games. The Company also produces high-stakes TV bingo game shows that are televised live to multiple participating Indian bingo halls linked via Betnet's closed circuit satellite and broadband telephone communications channels.

Prior to fiscal 2000, virtually all of the Company's games and equipment were designed and operated to meet the requirements for Class II gaming as defined in the Indian Gaming Regulatory Act of 1988, as amended ("IGRA"). IGRA defines Class II gaming as bingo, pull-tabs, lotto, punch boards, tip jars, instant bingo and other games similar to bingo if those games are played at the same location where bingo is being played. Class II games are regulated by the tribes without interference from the states. All other common gambling games are Class III and involve state regulation. In late fiscal 1999, the Company began to design, develop and market Class III games and equipment in the state of Washington. As of September 30, 2000, there were 5,268 EPS in operation at 81 independently owned Indian gaming facilities located in seven states, and charity bingo halls in the District of Columbia, of which 1,282 EPS were Class III located in eight gaming halls in the state of Washington. This compares to 4,420 EPS that were in operation at September 30, 1999, of which 520 EPS were Class III located in four gaming halls in the state of Washington and 3,900 were Class II located at 80 bingo halls in eight states and the District of Columbia. Also as of September 30, 2000, the Company's live TV bingo game show, MegaBingo, was being delivered to 30 independently owned Indian bingo halls located in eight states and the District of Columbia, a decrease of one bingo hall compared to September 30, 1999.

RESULTS OF OPERATIONS

During fiscal 1999, the Company formed GameBay.com, Inc. as a wholly-owned subsidiary to pursue the development of non-gambling activities on the Internet using interactive bingo games as a platform to derive advertising and product sale revenues. In December 1999, GameBay.com entered into a licensing agreement with MGAM to use all of MGAM's intellectual property for non-gambling internet applications for a one time fee of $1.0 million (of which $400,000 was scheduled for payment in December 2000, but was subsequently renegotiated and is currently scheduled for payment in December 2002) and a perpetual royalty of five percent of GameBay's gross revenue. The Company has deferred recognition of the $400,000 GameBay note receivable into income until payment is received. In connection with the license grant, GameBay issued 71% of its shares of common stock (including preferred stock convertible into common stock) in a private placement to a group of investors for $6.5 million.

An analysis of the Company's gaming revenues and direct gaming expenses were as follows for the years ended September 30, 2000, 1999 and 1998.

                                                 2000              1999              1998
                                             ------------      ------------      ------------
Interactive Bingo Gaming:
Gaming Revenue, Net of Prizes(1)             $ 81,004,000      $ 73,109,000      $ 49,467,000
Allotments to Hall Operators                  (56,983,000)      (54,120,000)      (37,846,000)
                                             ------------      ------------      ------------
Net Interactive Gaming Profit                $ 24,021,000      $ 18,989,000      $ 11,621,000
                                             ============      ============      ============
TV Bingo Game Shows:(2)
Gross Revenues                               $  7,549,000      $  9,687,000      $ 12,173,000
Bingo Prizes and Related Costs                 (6,696,000)       (7,602,000)       (8,823,000)
Allotments to Hall Operators                   (1,165,000)       (1,425,000)       (1,741,000)
                                             ------------      ------------      ------------
Net TV Bingo Profit (Loss)                   $   (312,000)     $    660,000      $  1,609,000
                                             ============      ============      ============

----------

(1) Interactive gaming gross revenues and prizes are netted for financial statement presentation purposes.

(2)  TV bingo game shows consist of MegaBingo and MegaCash.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included under Item 8. Financial Statements.

FISCAL 2000 COMPARED TO FISCAL 1999

Revenues - Total revenues for fiscal year 2000 were $96.8 million as compared to $88.9 million in 1999, a 9% increase. This increase is primarily a result of the increase in gaming revenues from interactive games, which generated revenues of $81.0 million during 2000 as compared to $73.3 million in 1999, a 10% increase. The increase in interactive gaming revenues for 2000 primarily resulted from newly installed electronic player stations and games, including approximately $1.8 million from Class III video lottery equipment, an increase of $1.6 million over 1999. The Company had an average of approximately 3,870 electronic player stations in daily operation during the year ended September 30, 2000, compared to an average of approximately 3,600 during the year ended September 30, 1999. The number of Class III EPS increased from 520 at September 30, 1999 to 1,282 at September 30, 2000. TV Bingo game show revenues decreased $1.9 million or 20% in 2000 as compared to 1999, primarily as the result of player headcount being down at most bingo facilities across the country, and one bingo hall electing not to continue playing MegaBingo during 2000.

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

Revenue from sales of electronic player stations increased by $1.9 million, going from $1.6 million in 1999 to $3.5 million in 2000. The increase was primarily due to a full year of Class III equipment sales. In 1999, the Company had just entered the Class III market and had only four months of equipment sales.

Lease revenues from electronic player stations leased to Indian tribes decreased slightly from $3.5 million in 1999 to $3.3 million, or 7% in 2000. The decrease is due to a high number of lease payoffs in the first quarter of fiscal 2000 and the fact that the majority of subsequent EPS placements have been on rental contracts. In 2000, $1.7 million of lease revenue came from the lease of Class III video lottery equipment, as compared to $673,000 for 1999. Other revenue increased from $912,000 in 1999 to $1.5 million in 2000, primarily as a result of an increase of $1.4 million for fees related to the Company's Class III operations. These increases were offset by the reduction in fees from MegaRacing, a service discontinued by the Company in February 1999.

Bingo Prizes and Related Costs - Bingo prizes and related costs decreased $906,000 or 12% during 2000 as compared to 1999. The decrease is commensurate with the decrease in TV bingo game show revenues discussed above. Interactive gaming revenues are recorded net of prize costs; therefore, these prize costs are not reflected in bingo prizes and related costs.

Allotments to Hall Operators - Allotments to hall operators consist of the halls' share of the gaming income after prizes and allocable prize costs. Allotments to hall operators increased 5% to $58.1 million in 2000, as compared to $55.5 million in 1999. The primary reason for the increase is hall commissions related to interactive gaming, where the allotment to hall operators increased 5%, from $54.1 million in 1999 to $57.0 million in 2000, which is commensurate with the overall increase in interactive gaming revenue. Hall commissions related to TV bingo game shows decreased $260,000 from 1999, caused primarily by the decrease in MegaBingo revenues discussed above.

Cost of Electronic Player Stations Sold - Cost of electronic player stations sold were $2.0 million in 2000 as compared to $1.0 million in 1999, or an increase of $1.0 million. The increase was due to the increased number of Class III electronic player stations sold in 2000. The gross margin on electronic player station sales was $1.6 million in 2000 and $661,000 in 1999.

Salaries and Wages - Salaries and wages decreased $16,000 during 2000 as compared to 1999.

Selling, General and Administrative Expenses - Selling, general and administrative expenses decreased $1.5 million, or 12% during 2000 as compared to 1999. Approximately $758,000, or 49% of the decrease was related to repairs and maintenance performed in 1999 on the Company's larger and older fleet of EPS used in its interactive gaming activities. This included the cost of new EPS replacement glass for new games, and an adjustment of the repair inventory pool.

Legal and professional expenses, excluding the NGI lawsuit legal fees, which are classified separately in the Company's statement of operations, decreased $633,000 or 32% from 1999. The decrease is due to reduced legal and professional fees relating to the MegaMania litigation, regulatory and legal matters. Telecommunication costs decreased $323,000 or 19% due in large part to the renegotiation of some telecommunications contracts. Other taxes increased $272,000 primarily as a result of an increase in accrued property taxes. Travel costs decreased $306,000, or 24%, primarily because once adequate local personnel were hired, travel decreased to Washington State to inaugurate Class III activities. Rental costs increased $126,000 because of additional office space acquired in Austin and the addition of a warehouse in Washington. Also, problems with the satellite transmitter for the TV Bingo game required renting satellite trucks during the last quarter of 2000. Employee benefits increased $126,000 due to the accrual of year end employee bonuses, as the Company has had a more profitable year in 2000. Bad debt expense decreased $115,000 in fiscal 2000, primarily due to the write-off of receivables from MegaRacing customers which was reserved for in 1999. Contract labor increased by approximately $128,000 due to the increased utilization of contract employees primarily in programming for the Class III operations.

NGI Judgment and Related Expenses - Settlement, legal, and other costs related to the NGI litigation and the resulting judgment against the Company decreased from $4.5 million in 1999 to $3,000 in 2000 (see Notes 4 and 8 of Notes to Consolidated Financial Statements).

Amortization and Depreciation - Amortization and depreciation increased $2.8 million, or 46% during 2000 as compared to 1999, primarily as a result of depreciation on a greater number of EPS in service during 2000. The increase is also the result of a $523,000 increase in depreciation on a greater average number of EPS under lease in 2000, amortization of EPS and software programming costs capitalized during 1999 and 2000 (approximately $536,000 of the increase), and the rapid write-off (approximately $530,000 of the increase) of leased Class III EPS as the result of the these leased units' shorter pay back time (about 6-8 months for Class III equipment). The Company made $8.5 million in capital additions during 2000.

Software Licensing Fees - Software licensing fees totaled $600,000 for fiscal 2000. The Company granted an exclusive right to its intellectual property for non-gambling sweepstakes purposes to GameBay.com. In consideration of the license grant, the Company received a one-time fee of $1.0 million, of which $600,000 was received in cash in December 1999, with the remaining $400,000 originally scheduled for payment in December 2000. The payment due date has been extended until December 2002. The Company has deferred recognition of the $400,000 GameBay note receivable into income until payment is received.

Interest Income - Interest income decreased from $192,000 in 1999 to $118,000 in 2000, a decrease of $74,000, or 39%. This resulted from a correction in 1999 of interest accrued on shareholder notes.

Interest Expense amounted to $878,000 for the fiscal year ended September 30, 2000, compared to $275,000 for the same period of 1999, an increase of $603,000 or 219%. This increase resulted from an entire year of interest on the Company's working capital line of credit put in place during the third quarter of fiscal 1999.

Equity in Loss of Unconsolidated Subsidiary amounted to $350,000 for fiscal 2000. As a result of GameBay's issuance of 71% of its shares of common stock to an investor group, the Company is recording the investment using the equity method and is recognizing its pro rata share of GameBay's estimated net loss since December 1999. At September 30, 2000, the net book value of the Company's investment in GameBay.com had been reduced to zero.

Income Tax expense increased to $1.4 million in 2000 at an effective rate of 34%, from a tax benefit of $1.3 million in 1999. The 1999 income tax benefit represents an effective tax rate of 34% on pretax loss of $3.8 million.

FISCAL 1999 COMPARED TO FISCAL 1998

Revenues - Total revenues for fiscal year 1999 were $88.9 million as compared to $70.5 million in 1998, a 26% increase. This increase is primarily a result of the increase in gaming revenues from interactive games, which generated revenues of $73.1 million during 1999 as compared to $49.5 million in 1998, a 48% increase. The increase in interactive gaming revenues for 1999 primarily resulted from newly installed electronic player stations and games, including approximately $220,000 from Class III video lottery equipment introduced in 1999. The Company had an average of approximately 3,600 electronic player stations in daily operation during the year ended September 30, 1999, compared to an average of approximately 2,140 during the year ended September 30, 1998. TV bingo game show revenues decreased $2.7 million or 22% in 1999 as compared to 1998, primarily as the result of player headcount being down at most bingo facilities across the country, and several bingo halls electing not to continue playing MegaBingo during 1999.

Revenue from sales of electronic player stations decreased by $3.4 million, going from $5.0 million in 1998 to $1.6 million in 1999. The decrease was primarily due to a discontinuation of the sale of player stations to related parties.

Lease revenues from electronic player stations leased to Native American tribes increased slightly from $3.4 million in 1998 to $3.5 million in 1999. In 1999, $673,000 of lease revenue came from the lease of Class III video lottery equipment, which is a new product line for MGAM. Other revenue increased from $458,000 in 1998 to $912,000 in 1999 primarily as a result of a $345,000 increase in revenue from MegaRacing, which was discontinued in February 1999, and a $75,000 increase in back-office fees associated with the Company's Class III operations.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had unrestricted cash and cash equivalents of $1.3 million, a $20,000 increase from September 30, 1999. During the years ended September 30, 2000 and 1999, $12.8 million and $4.7 million, respectively, of cash was provided by operations. The Company used $8.5 million and $12.6 million, respectively, in investing activities in 2000 and 1999, almost entirely for additions to fixed assets, consisting primarily of software development for interactive gaming and hardware for interactive gaming player stations and game operation. The Company used $4.2 million in net cash from financing activities in 2000 for the repayment of borrowings under its bank line of credit facility entered into during 1999 as well as the Company's treasury stock acquisition program. Negative working capital, which includes $5.7 million of borrowings outstanding under the line of credit, amounted to $587,000 at September 30, 2000 compared to $4.7 million at September 30, 1999.

During the year ended September 30, 1999, the Company incurred legal and professional fees and expenses of approximately $2.0 million, a decrease of $1.2 million when compared to the year ended September 30, 1998. Most of the decrease resulted from lower expenses related to litigation concerning the Company's MegaMania game. During fiscal 2000, the Company incurred legal and professional fees of $1.3 million, or a decrease of $633,000 compared to fiscal 1999.This decrease was also the result of lower MegaMania litigation expenses, as well as the dismissal of the shareholder suit filed in May 1998. Legal fees and expenses related to MegaMania and other litigation are not expected to approach the levels seen in fiscal 2000. However, this expectation could change depending upon a number of factors, including those described under "Risk Factors - The Company Operates in an uncertain Legal and Regulatory Environment."

On July 29, 1999, the Company entered into a revolving credit facility with Coast Business Credit, a Division of Southern Pacific Bank, located in Los Angeles, California. Pursuant to the credit facility, the Company may borrow up to $10 million, or such lesser amount as is permitted under various borrowing base formulas. As of September 30, 2000, under the most restrictive of the borrowing base formulas, there was $9 million of borrowings available to the Company, of which $5,727,000 had been borrowed and was outstanding. The credit facility expires in July 2002 and is secured by all assets of the Company and the personal guarantee of $1.5 million from the Company's Chairman and CEO. The initial application of the funds available under this facility were used to pay $1.9 million of debt owed to two other banks; approximately $2.4 million was used for the repurchase of EPS owned by the EP LLC II partnership and approximately $4 million was used to relieve outstanding accounts payable, which for the most part included components for manufacturing Class III video lottery devices and past due legal and professional fees. Borrowings under the facility bear interest, payable monthly, at a rate equal to the greater of 9% or 1.75% above the prime rate from time to time in effect. All of the Company's revenues are deposited into a "blocked" account controlled by the Bank and disbursements from the "blocked" account may be made only with the approval of the Bank. In December 1999, the credit facility was amended in connection with obtaining Coast's consent to the terms of the settlement of the NGI litigation (see Note 8 of Notes to Consolidated Financial Statements). The amendment waived any defaults that may have resulted from the settlement, increased the early termination fee payable by the Company in the event the Company prepays the credit facility prior to its maturity in July 2002, and required the Company to pay a $100,000 fee to Coast in consideration for the amendment.

Effective April 2000, the Board of Directors authorized the Company to repurchase up to 300,000 shares of its common stock, subject to the approval of the Company's lender. The timing and total number of shares repurchased will depend on prevailing market conditions and other investment opportunities. During fiscal 2000, the Company repurchased 127,250 shares of its common stock at an average cost of $4.00 per share. On September 30, 2000, the Company's common stock traded at $6.1875 on a volume of 48,700 shares. The Company purchased an additional 26,200 shares of its common stock through November 30, 2000.

With the approval of the Company's senior lender, on September 14, 2000, the Company executed a promissory note with Wells Fargo Bank Texas, N.A., located in Austin, Texas, for the purchase of 16 minivans for use by the service technicians. The principal amount of the note was $275,000 and accrues interest at the National Association Base Rate plus 1%, resulting in an initial rate of 10.5%. Payments are due monthly beginning October 14, 2000, with a final payment due September 14, 2002. There is no penalty for early payment of the note. The note is collateralized by the 16 vehicles purchased with the loan proceeds, and the personal guarantees of the Company's Chairman and CEO and the Company's President and COO.

The Company believes that its current operations can be sustained with cash from operations.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities. FAS 133, as amended by FAS 137, is effective for transactions entered into after June 15, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. Because of the Company's minimal use of derivatives, adoption of this Statement will not have a significant impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, that delayed the implementation date of SAB 101 until the quarter ended December 31, 2000, with retroactive application to the beginning of our fiscal year. The Company does not expect the adoption of SAB 101 to have a material impact on its financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB No. 25 ("FIN 44"). FIN 44 clarified the application of Opinion No. 25 for certain issues, including: a) the definition of employee for purposes of applying Opinion No. 25; b) the criteria for determining whether a plan qualifies as a non-compensatory plan; c) the accounting consequences of various modifications to the terms of a previously fixed stock option or various modifications to the terms of a previously fixed stock option or award; and d) the accounting for an exchange of stock compensation awards in a business combination.

In general, FIN 44 is effective July 1, 2000. The Company does not expect the adoption of FIN 44 to have a material impact on its financial position or results of operation.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The executive officers and directors of the Company, and their respective ages and positions with the Company are as follows:

NAME                                       AGE                             POSITION
----                                       ---                             --------

Gordon T. Graves                           63        Chairman of the Board, Chief Executive Officer and Director
Clifton E. Lind                            54        President and Chief Operating Officer
Gordon T. Sjodin                           59        Executive Vice President
Michael E. Newell                          49        Vice President
Robert F. Lannert                          45        Vice President
Gary L. Loebig                             51        Vice President
Thomas G. Le Gassick                       34        Vice President
Frank W. Rehanek, Jr.                      39        Chief Financial Officer
Larry D. Montgomery                        62        Vice Chairman of the Board and Director
Thomas W. Sarnoff                          72        Director
Ali P. Alizadeh                            37        Director
John M. Winkelman                          54        Director
Martin A. Keane                            64        Director
Lawrence E. Kaplan                         57        Director

----------

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

Robert F. Lannert has been Vice President of the Company since August 1997. Mr. Lannert has been employed by the Company since June 1996 as supervisor of computer and data processing operations. From 1988 until August 1995, Mr. Lannert was Director of Data Processing for Debartolo Racing at Remington Park in Oklahoma City, and from August 1995 until joining the Company, Mr. Lannert was Vice President of Operations for Spector Entertainment Group.

Gary L. Loebig was elected a Vice President of the Company for New Market Development in December 1998. Since 1984, Mr. Loebig was employed by Stuart Entertainment, dba Bingo King, Omaha, Nebraska, a publicly traded company engaged in the manufacture and sale of bingo cards and related equipment and products. With Bingo King, Mr. Loebig served in various capacities, beginning as general sales manager and last serving as Senior Vice President, Market and Product Development.

Thomas G. Le Gassick has been a Vice President of the Company for Sales since March, 1999. From 1995 to 1999, he was a Vice President of Sales at Western Gift Distributors, a manufacturer and distributor of bingo products to charity and Native American gaming operations. From 1987 to 1995 he was an Executive Vice President at PM Bingo and Promotions, where he provided financial and game development support, and designed numerous gaming-related products for the industry's leading manufacturers, including Bingo King, Trade Products, Inc., Ace Novelty, International Gameco, and American Games, Inc.

Frank W. Rehanek, Jr. has been the Chief Financial Officer of the Company since September, 1999. He has been the Corporate Controller since February of 1997. In addition, Mr. Rehanek serves as the accounting systems coordinator, creating custom reports for management using MAS90 accounting software. Prior to joining the Company, Mr. Rehanek was Controller of the Oklahoma Corporate Credit Union. A Certified Public Accountant with 17 years of experience in industry, Mr. Rehanek graduated from Northeastern State University in Tahlequah in 1983.

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

John M. Winkelman was elected as a director of the Company in August 2000. He has worked exclusively with Native American enterprises for the past 20 years, with a primary focus on tribal gaming and related economic development. He was the Economic Development Advisor to the Viejas Tribal Council, and then Chief Executive Officer of Viejas Casino and Turf Club, located in San Diego County, Calif., one of the most successful and profitable tribally owned casinos in the country. Previously, he was the attorney of record for the Viejas Band of Kumeyaay Indians in complex litigation involving tribal gaming rights in California.

Martin A. Keane was elected as a director of the Company in November 2000. Dr. Keane is currently an engineering management consultant specializing in data processing systems for gaming and marketing applications. From 1976 to 1986, he was a Vice President with Bally Manufacturing Corp., where he served as Corporate Director of Technology from 1980 to 1986. Before that, he was at the General Motors Research Lab in Detroit, where he supervised a small group of Ph.D. mathematicians working on management science and operations research problems. Dr. Keane holds nine patents for high-tech gaming devices and other applications.

Lawrence E. Kaplan was elected as a director of the Company in November 2000. Mr. Kaplan has been the President of G-V Capital, an investment banking firm in Long Island, N.Y., since 1986. He has been active in the investment banking field for more than 30 years.

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

MEETINGS OF BOARD OF DIRECTORS

During the fiscal year ended September 30, 2000, the Board of Directors held 9 meetings. During that period no Director attended fewer than 100% of the aggregate of (i) the total number of meetings of the Board of Directors held during the period for which he was a director, and (ii) the total number of meetings held by all Committees of the Board of Directors on which he served during the period that he served on such Committees.

BOARD COMMITTEE MEETINGS AND MEMBERSHIP

The Company has an Audit Committee of the Board of Directors, whose members were, during the fiscal year ended September 30, 2000, Messrs. Alizadeh, Graves and Montgomery. Effective upon the appointment of Messrs. Keane and Winkelman to the Board of Directors, the composition of the Audit Committee was changed to Messrs. Alizadeh, Keane and Winkelman, all of whom are "independent" as defined in listing standards recently adopted by the Nasdaq SmallCap Market. The Company has a Compensation Committee whose members are Messrs. Alizadeh, Graves and Sarnoff.

The Audit Committee meets with management and the Company's independent accountants to determine the adequacy of internal controls and other financial matters. The Compensation Committee reviews general policy matters relating to compensation and benefits of employees and officers of the Company, and administers the Company's stock option plans. During fiscal 2000, the Audit Committee and the Compensation Committee each held 1 meeting.

REPORT OF THE COMPENSATION COMMITTEE

Overview and Philosophy

The Compensation Committee (the "Committee") of the Board of Directors regularly reviews all executive officer pay plans and develops recommendations for stock option grants for approval by the Board of Directors. These include the following major compensation elements: base salaries, annual cash incentives, stock options and various benefit plans.

The Committee is composed of Mr. Sarnoff and Mr. Alizadeh, both of whom are non-employee directors, and Mr. Graves, an employee director. It is the Committee's objective that executive compensation be directly determined by achievement of the Company's planned business performance. Specifically, the Company's executive compensation program is designed to reward exceptional performance that results in enhanced corporate and share values.

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

Benefits

The Company provides benefits to the named executive officers that are generally available to all Company employees. The amount of executive level benefits and prerequisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed 10% of total salary and bonus for fiscal year 2000, for any executive officer.

Chief Executive Officer Performance and Compensation

In setting Mr. Graves' base salary for fiscal 2000, the Committee took note of the Company's rapid growth in revenue and earnings in fiscal 1999, the fact that Mr. Graves' salary was below the norm for the industry, and that he has never been compensated with any Company stock options. Mr. Graves' compensation for fiscal 2000 was $178,700.

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

The Compensation Committee:
Ali P. Alizadeh
Thomas W. Sarnoff
Gordon T. Graves

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

Mr. Alizadeh is an officer and employee of Jefferies & Company, Inc., which previously had been engaged to act as the exclusive financial advisor to the Company in connection with financing and acquisition related activities, pursuant to an agreement that expired in September 2000. Mr. Sarnoff is the father of Daniel J. Sarnoff, the President of the Company's GameBay.com subsidiary. Mr. Graves is the Chairman of the Board and Chief Executive Officer of the Company and is also a Director of GameBay.com. Mr. Kaplan, a Director of the Company, is also a Director of GameBay.com. Mr. Kaplan's company, G-V Capital Corp., acted as co-placement agent for GameBay.com in connection with its December 1999 sale of common and preferred stock. See Item 13. Certain Relationships and Related Transactions.

Section 16(a) Beneficial Ownership Reporting Compliance.

During the fiscal year ended September 30, 2000, three directors, Ali P. Alizadeh, Larry Montgomery and Clifton Lind, and two officers, Gary Loebig and Frank Rehanek, Jr., were delinquent in making filings under Section 16(a) of the Securities Exchange Act of 1934, as amended. Each was delinquent in timely filing Form 5's to reflect options granted to such persons during fiscal 2000.

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth certain information concerning the annual compensation for the Company's chief executive officer and for each of the next four most highly compensated executive officers earning more than $100,000 for the fiscal year ended September 30, 2000 (the "named executive officers"):

                           SUMMARY COMPENSATION TABLE

                                                                                                  LONG-TERM
                                                                                                 COMPENSATION
                                                                                                    AWARDS
                                                                                                  SECURITIES
                                                COMPENSATION                    ANNUAL            UNDERLYING
                                       -----------------------------           OPTIONS/            ALL OTHER
FINANCIAL POSITION                        YEAR              AMOUNT          WARRANTS(#)(1)      COMPENSATION(2)
                                       ----------         ----------        --------------      ---------------

Gordon T. Graves                             2000         $  178,700                   0          $    5,879
Chairman and CEO                             1999            142,009                   0               3,514
                                             1998             87,308                  (3)              4,213

Clifton E. Lind(4)                           2000            187,683              20,000               9,937
President and COO                            1999            180,163                   0               3,628
                                             1998            156,733             338,000               2,492

Gary L. Loebig(5)                            2000            173,259              35,000               8,176
Senior Vice President                        1999             94,778              50,000               1,846

Gordon T. Sjodin                             2000            125,677                   0               5,027
Executive Vice President                     1999            120,522              10,000               4,073
                                             1998            115,731              10,100               7,647

Robert F. Lannert                            2000            119,516                   0               4,073
Vice President                               1999             95,179                 100               7,970
                                             1998             95,000                   0               2,850

----------

(1) Consists of shares of Common Stock underlying options granted pursuant to the Company's Stock Option Plans. (See "Stock Plans" below).

(2) Consists of contributions made by the Company on behalf of the named executive officers to the Company's 401(k) plan.

(3) Does not include shares of Common Stock underlying warrants issued to Equipment Purchasing II L.L.C. (EP LLC II) (See Note 9 of Notes to Consolidated Financial Statements.)

(4) Mr. Lind became President and COO of the Company in June, 1998. Fiscal 1998 compensation includes amounts paid to Mr. Lind since that date and for the period commencing October 1, 1997 through June, 1998 while Mr. Lind served as a consultant to the Company. Does not include shares of Common Stock underlying warrants issued to EP LLC II. (See Note 9 of Notes to Consolidated Financial Statements.)

(5) Mr. Loebig became employed by the Company in November 1998.

Option/Warrant Grant Table. The following table sets forth certain information regarding options and warrants granted by the Company during its fiscal year ended September 30, 2000 to the named executive officers.

                    OPTION/WARRANT GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS

                                NUMBER OF          % OF TOTAL
                               SECURITIES           OPTIONS/
                               UNDERLYING           WARRANTS
                                OPTIONS/           GRANTED TO
                                WARRANTS          EMPLOYEES IN          PRICE            EXPIRATION
NAME                           GRANTED (#)         FISCAL YEAR        PER SHARE             DATE
----                           -----------        ------------        ----------         ----------
Gordon T. Graves                       --                 --                  --                 --
Clifton E. Lind                    20,000               3.03%         $     3.00           May 2010
Gary L. Loebig                     35,000               5.31%         $     3.00           Feb 2010
Gordon T. Sjodin                       --                 --                  --                 --
Robert F. Lannert                      --                 --                  --                 --

----------

Aggregate Option/Warrant Exercises and Year-End Option Table. The following table sets forth certain information regarding the exercise of stock options and warrants during the fiscal year ended September 30, 2000, and the unexercised stock options and warrants held as of September 30, 2000, by the named executive officers.

                                NO. OF                           NO. OF SECURITIES           VALUE OF UNEXERCISED
                                SHARES                        UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                               ACQUIRED        VALUE             OPTIONS AT FY-END                 FY-END(1)
                                 UPON         REALIZED     ----------------------------   ---------------------------
NAME                           EXERCISE          $         EXERCISABLE    UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----                          ----------     ----------    -----------    -------------   -----------   -------------
Gordon T. Graves(2)                   --             --             --             --             --             --
Clifton E. Lind(2)                    --             --        292,129         65,500     $  695,267     $  155,890
Gary L. Loebig                        --             --         12,500         72,500         29,750        200,900
Gordon T. Sjodin                      --             --         58,300         11,300        138,754         26,894
Robert F. Lannert                     --             --         22,550          1,300         83,210          4,797

----------

(1) Market value of the underlying Common Stock at fiscal year end ($6.19 per share), minus the exercise price.

(2) Does not include shares of Common Stock underlying warrants issued to Equipment Purchasing L.L.C., or Equipment Purchasing II L.L.C. See Note 9 of Notes to Consolidated Financial Statements.

STOCK PLANS

In November 1994, the stockholders of the Company approved the Company's 1994 Employee Stock Option Plan (the "1994 Plan") and the 1994 Director Stock Option Plan ("Director Plan"), under which options to purchase an aggregate of 360,000 shares and 60,000 shares, respectively, of Common Stock were reserved for issuance. As of September 30, 2000, options to purchase 134,525 shares and 20,000 shares, respectively, of Common Stock were outstanding under the 1994 Plan and the Director Plan. After the adoption of the Company's 1996 Stock Incentive Plan, no new options were granted under the 1994 Plan or the Director Plan.

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

As of September 30, 2000, there were outstanding under the 1996 Plan options to purchase 479,150 shares of Common Stock, at exercise prices ranging from $3.00 to $3.81 per share, except for 10,000 shares at an exercise price of $6.875 per share.

In connection with the employment of Clifton E. Lind as President of the Company in June 1998, the Company established the President's Plan, pursuant to which options to purchase 338,000 shares of Common Stock at $3.81 per share were granted to Mr. Lind. The options are intended to qualify as incentive stock options. As of September 30, 2000, 260,250 of the options were currently exercisable by Mr. Lind, with the balance becoming exercisable in approximately one year. Vesting of the options accelerate if Mr. Lind is terminated without cause or upon a change of control of the Company. The Plan was approved by the stockholders of the Company on May 11, 1999.

In connection with the employment of Mr. Loebig in November, 1998, the Company established the 1998 Senior Executive Stock Option Plan, pursuant to which Mr. Loebig was granted options to purchase 50,000 shares of Common Stock at $3.81 per share. The options are intended to qualify as incentive stock options. The Plan was approved by the stockholders of the Company on May 11, 1999. The options vest in Mr. Loebig in substantially four equal annual increments commencing in November 1999. In addition, there were 20,000 options issued to other senior executives, which were cancelled during fiscal 2000.

In February 2000, the Board of Directors adopted the 2000 Stock Option Plan, pursuant to which options to purchase 345,000 shares of Common Stock may be granted to employees, directors and consultants to the Company. The Plan was subsequently amended to increase the number of shares granted to 367,500. Options granted under the Plan may be either incentive stock options or non-qualified stock options. The 2000 Stock Option Plan is administered by the Board of Directors of the Company, which has the authority to determine when and to whom options may be granted, the number of shares subject to the option, the exercise price of the option (which may not be less than the market value of the Common Stock on the date of grant), the terms of vesting and other terms and provisions relating to the grant of each option. As of September 30, 2000, all of the options available under the 2000 Stock Option Plan had been granted.

See Note 7 of Notes to Consolidated Financial Statements.

STOCK PRICE PERFORMANCE GRAPH

The following graph compares on a cumulative basis the percentage change, since September 30, 1994, in the total shareholder return on the Company's Common Stock, with (a) the total return on the NASDAQ Composite Index, which is being used as the required broad entity market index, and (b) the total return for a selected peer group index (the "Peer Group"). The Peer Group consists of Mikohn Gaming, Littlefield Corp., Stuart Entertainment, and Interlott Technologies. The graph assumes (i) investment of $100 on September 30, 1994 in the Company's Common Stock, the NASDAQ Composite Index and the common stock of the Peer Group, and (ii) the reinvestment of all dividends.

                                                           NASDAQ
DATE                              MGAM                   PEER GROUP              COMPOSITE INDEX
----                              ----                   ----------              ---------------

September 30, 1994               100.00                    100.00                    100.00
September 30, 1995               122.67                     71.88                    136.54
September 30, 1996               383.33                     73.21                    160.53
September 30, 1997               891.67                     78.30                    220.56
September 30, 1998               177.07                     38.37                    221.62
September 30, 1999               220.87                     26.71                    359.31
September 30, 2000               412.50                     57.84                    480.55

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of September 30, 2000, with respect to the number of shares of Common Stock and of Series A Preferred Stock owned by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of, respectively, the Common Stock and the Series A Preferred Stock, (ii) each director of the Company, (iii) each named executive officer, and (iv) all directors and executive officers of the Company as a group:

                                                             COMMON STOCK                           PREFERRED STOCK
                                                  ----------------------------------       ---------------------------------
                                                    NUMBER OF                                NUMBER OF
                                                     SHARES                                   SHARES
                                                  BENEFICIALLY            PERCENT          BENEFICIALLY           PERCENT
BENEFICIAL OWNER                                      OWNED             OF CLASS(1)            OWNED            OF CLASS(1)
----------------                                  ------------          ------------       ------------         ------------

Gordon T. Graves                                     1,098,949(2)              20.06             80,175(3)              88.8%
1604 Crested Butte
Austin, Texas 78746

Clifton E. Lind                                        329,217(4)               6.01                 --                   --
2 Las Brisas
Austin, Texas 78746

Larry D. Montgomery                                    130,684(5)               2.38              1,411                  1.5
1920 S. West Union Road
Topeka, Kansas 66615

Gordon T. Sjodin                                        81,843(6)               1.49              1,272                  1.4
5804 E. 104th Street
Tulsa, Oklahoma 74137

Thomas W. Sarnoff                                       20,000(7)                (12)                --                   --
2451 Century Hill
Los Angeles, California 90067

Ali P. Alizadeh                                         20,000(7)                (12)                --                   --
15 High Circle Way
North Oaks, MN 55137

John Winkelman                                          32,700(8)                (12)                --                   --
1870 Rancho Judith
Alpine, California 91901

Gary L. Loebig                                          25,000(9)                (12)                --                   --
9608 Anchusa Trail
Austin, Texas 78736

Robert F. Lannert                                       28,800(10)               (12)                --                   --
824 Patrick Place
Tulsa, Oklahoma 74006

All executive officers and directors
as a group (12 persons)                              1,757,765(11)             29.86             83,351                 91.7

----------

(1) Based upon 5,502,250 shares of Common Stock and 90,789 shares of Series A Preferred Stock outstanding.

(2) Consists of (i) 581,545 shares owned of record by Graves Properties, Ltd., a limited partnership controlled by Mr. Graves, (ii) 52,700 shares owned by Graves Management, Inc. Defined Benefit Trust (Graves Management, Inc. is a corporation controlled by Mr. Graves), (iii) 44,200 shares owned of record by Mr. Graves,
(iv) 400,875 shares issuable upon the conversion of the Series A Preferred Stock, and (v) 19,629 shares issuable upon the exercising of warrants that are currently exercisable. Does not include an aggregate of 90,600 shares as to which Mr. Graves disclaims beneficial ownership, consisting of: (i) 44,100 shares owned of record by Cynthia Graves, Mr. Graves' wife, and (ii) 46,500 shares beneficially owned by the Gordon Graves Grandchildren Trust.

(3) Consists of (i) 5,175 shares owned of record by Mr. Graves, and (ii) 75,000 shares owned of record by Graves Properties, Ltd., a limited partnership controlled by Mr. Graves.

(4) Consists of (i) 17,088 shares owned of record by Mr. Lind, (ii) 292,500 shares issuable upon the exercise of options that are currently exercisable (272,500) or that are exercisable within the next 60 days (20,000), and (iii) 19,629 shares that are issuable upon the exercise of warrants that are currently exercisable.

(5) Consists of (i) 96,129 shares owned of record by Mr. Montgomery, (ii) 7,055 shares issuable upon conversion of the Series A Preferred Stock, and (iii) 27,500 shares issuable upon the exercise of options currently exercisable.

(6) Consists of (i) 13,433 shares owned of record by Mr. Sjodin, (ii) 62,050 shares issuable upon the exercise of stock options that are currently exercisable (58,300 shares) or are exercisable within the next 60 days (3,750 shares), and (iii) 6,360 shares issuable upon conversion of the Series A Preferred Stock.

(7) Consists of shares issuable upon the exercise of stock options that are currently exercisable.

(8) Consists of (i) 22,700 shares owned of record by Mr. Winkelman, and (ii) 10,000 shares issuable upon the exercise of options that are currently exercisable (5,000) or are exercisable within the next 60 days (5,000).

(9) Consists of 25,000 shares issuable upon the exercise of options that are currently exercisable (12,500) or are exercisable within the next 60 days (12,500).

(10) Consists of (i) 5,000 shares owned of record by Mr. Lannert, and (ii) 23,800 shares issuable upon the exercise of options that are currently exercisable (22,550) or are exercisable within the next 60 days (1,250).

(11) Consists of (i) 834,171 shares owned of record, (ii) 489,675 shares issuable upon the exercise of stock options that are currently exercisable (445,925 shares) or are exercisable within the next 60 days (43,750 shares),
(iii) 414,290 shares issuable upon conversion of Series A Preferred Stock, and
(iv) 19,629 shares issuable upon the exercise of warrants that are currently exercisable.

(12) Less than 1%.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONSULTING AGREEMENTS

On April 15, 1998, the Company entered into a Consulting Agreement, as later amended, with Larry D. Montgomery, a Director of the Company. The Consulting Agreement has a term of five years, during which time the Company has agreed to pay the cost of all premiums on life, health and disability insurance for Mr. Montgomery and his family, and will pay Mr. Montgomery rent of $1,000 per month for the use of office space in Topeka, Kansas. The Company retains Mr. Montgomery as a consultant on a month-to-month basis at $10,500 per month.

On August 16, 2000, the Company entered into a four year consulting agreement with John Winkelman, a Director of the Company, to consult with the Company regarding California Native American gaming opportunities and other matters. Mr. Winkelman is compensated by the Company at the rate of $60,000 per year.

On November 9, 2000, the Company entered into a consulting agreement with Marty Keane, a Director of the Company, for a period of one year. Mr. Keane is compensated by the Company at the rate of $57,500 per year. The consulting agreement is automatically renewable on a year to year basis unless either party gives notice of termination at least 90 days prior to the expiration of the then term of the agreement.

ENGAGEMENT OF JEFFERIES & COMPANY

On September 1, 1999, the Company engaged Jefferies & Company, Inc. ("Jefferies"), an investment banking firm located in Santa Monica, California, to act as the exclusive financial advisor to the Company in connection with financing and acquisition related activities. Mr. Ali Alizadeh, a Director of the Company, is an officer and employee of Jefferies. Pursuant to the agreement, the Company agreed to pay Jefferies a fee of $120,000 (at the rate of $10,000 per month for 12 months). In addition, the Company agreed to pay Jefferies a "success fee" for any financing or acquisition transaction consummated by the Company during the term of the agreement which may be terminated by either party upon notice. The agreement expired in September 2000.

GAMEBAY.COM

During fiscal 1999, the Company established GameBay.com, Inc. ("GameBay") as a wholly-owned subsidiary to pursue non-gaming activities on the Internet. In July 1999, GameBay granted options to Gordon T. Graves, the Chairman and Chief Executive Officer of the Company, and to Daniel J. Sarnoff, the President of GameBay and the son of Thomas W. Sarnoff, a Director of the Company, to purchase 29,800 shares and 59,600 shares, respectively, of the common stock of GameBay at $1.00 per share. The Company determined the fair value of these options as of the date of grant and recognized a minimal compensation expense. In December 1999, GameBay completed the private placement of 71% of its common stock (including preferred stock convertible into common stock) to a group of investors at $5.00 per share. The options granted to Mr. Graves have been valued at $2,980, which has been reflected in the Summary Compensation Table as compensation paid to Mr. Graves in 1999. In November 1999, Mr. Lawrence Kaplan was elected as a Director of the Company. Mr. Kaplan is also a Director of GameBay, and his company, G-V Capital Corp., acted as co-placement agent for GameBay in connection with GameBay's private placement of common and preferred stock. The Company values its investment in GameBay using the equity method, and is recognizing its pro rata share of GameBay's estimated net loss since December 1999. At September 30, 2000, the net book value of the Company's investment in GameBay had been reduced to zero.

INDEBTEDNESS OF CERTAIN OFFICERS AND DIRECTORS

During fiscal 2000, Mr. Graves was indebted to the Company in the amount of $676,500, of which $34,200 was repaid during the year, leaving a balance of $642,300 owed the Company at September 30, 2000. Substantially all of the amount owed by Mr. Graves bears interest at 6% per annum, which is accrued and payable upon the maturity of the note in February 2001, which was extended until February 2002. During fiscal 2000, Mr. Montgomery was indebted to the Company in the amount of $128,600. The amount owed by Mr. Montgomery is evidenced by a note due in April 2001, and bears interest at 6% per annum, payable annually. Four officers are indebted to the Company for an additional total of $10,000 at September 30, 2000.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

THE FOLLOWING REPORTS AND FINANCIAL STATEMENTS ARE INCLUDED IN PART II, ITEM 7-FINANCIAL STATEMENTS:

Independent Certified Public Accountants' Report...................................................................33
Report of Independent Certified Public Accountants.................................................................34
Consolidated Balance Sheets, September 30, 1999 and 2000...........................................................35
Consolidated Statements of Operations, Years Ended September 30, 2000, 1999 and 1998...............................36
Consolidated Statements of Changes in Stockholders' Equity,
   Years Ended September 30, 2000, 1999 and 1998...................................................................37
Consolidated Statements of Cash Flows, Years Ended September 30, 2000, 1999 and 1998...............................38
Notes to Consolidated Financial Statements.........................................................................39
Schedule II Valuation and Qualifying Accounts......................................................................58

(a)  THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS ANNUAL REPORT:

EXHIBIT NO.                                        TITLE                                                    LOCATION
-----------                                        -----                                                    --------

3.1               Amended and Restated Articles of Incorporation................................................(3)
3.2               Bylaws........................................................................................(1)
10.1              Form of Integrated Gaming Services Agreement..................................................(1)
10.2              Contingent Grand Prize Risk Assumption Agreement dated October 1, 1995, between the Company and SCA Promotions, Inc...................................................(2)
10.3              Form of 1992-3 Warrant Certificate Issued by the Company......................................(1)
10.4              Form of 1995 Warrant Certificate Issued by the Company........................................(1)
10.5              Registration Rights Agreement dated January 23, 1995
                  between the Company and holders of certain Warrants...........................................(1)
10.6              Registration Rights Agreement dated January 23, 1995
                  between the Company and holders of certain Warrants...........................................(1)
10.7              Registration Rights Agreement among the Company and holders of certain Warrants...............(2)
10.8              1994 Employee Stock Option Plan...............................................................(1)
10.9              1994 Director Stock Option Plan...............................................................(1)
10.10             1996 Stock Incentive Plan, as amended.........................................................(7)
10.11             President's Plan..............................................................................(6)
10.12             1998 Senior Executive Stock Option Plan.......................................................(7)
10.13             Form of Class A Warrant.......................................................................(4)
10.14             Form of Class B Warrant.......................................................................(4)
10.15             Warrant Agreement dated November 12, 1996
                  between the Company and Corporate Stock Transfer, as Warrant Agent............................(4)
10.16             Amendment to Warrant Agreement, dated July 18, 1997...........................................(4)
10.17             Consulting Agreement, dated April 15, 1998,
                  between the Company and Larry D. Montgomery...................................................(6)
10.18             Amendment to Consulting Agreement dated August 31, 1998.......................................(6)
10.19             Shareholder Rights Plan.......................................................................(5)
10.20             2000 Stock Option Plan........................................................................(7)
21.1              Subsidiaries of Registrant....................................................................(8)
23.1              Consent of BDO Seidman, LLP...................................................................(8)
23.2              Consent of PricewaterhouseCoopers LLP.........................................................(8)
24.1              Power of Attorney (included on page 38).......................................................(8)
27.1              Financial Data Schedule.......................................................................(8)

----------

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

(4) Incorporated by reference to the Company's registration statement File No. 333-30721.

(5) Incorporated by reference to the Company's registration statement on Form 8-A, filed with the Commission on October 23, 1998.

(6) Indicates incorporated by reference to the Company's Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1998.

(7) Incorporated by reference to the Company's Registration Statement on Form S-8 filed with the Commission on December 1, 2000.

(8)  Filed herewith.

     (b)  REPORTS ON FORM 8-K.

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

                                        MULTIMEDIA GAMES, INC.

                                        By:      /s/  Frank W. Rehanek, Jr.
                                            ------------------------------------
                                                      Frank W. Rehanek, Jr.
                                                      Chief Financial Officer

Dated: December 15, 2000

In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

   /s/        GORDON T. GRAVES                   Chairman of the Board                    December 15, 2000
------------------------------------------         Chief Executive Officer and Director
              Gordon T. Graves

   /s/      FRANK W. REHANEK, JR.                Chief Financial Officer                  December 15, 2000
------------------------------------------
            Frank W. Rehanek, Jr.

   /s/       LARRY D. MONTGOMERY                 Vice Chairman of the Board               December 15, 2000
------------------------------------------         and Director
             Larry D. Montgomery

   /s/        THOMAS W. SARNOFF                  Director                                 December 15, 2000
------------------------------------------
              Thomas W. Sarnoff

   /s/         ALI P. ALIZADEH                   Director                                 December 15, 2000
------------------------------------------
               Ali P. Alizadeh

   /s/        JOHN M. WINKELMAN                  Director                                 December 15, 2000
------------------------------------------
              John M. Winkelman

   /s/         MARTIN A. KEANE                   Director                                 December 15, 2000
------------------------------------------
               Martin A. Keane

   /s/       LAWRENCE E. KAPLAN                  Director                                 December 15, 2000
------------------------------------------
             Lawrence E. Kaplan

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
          TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

The Registrant has not sent to its security holders any annual report covering the Registrant's last fiscal year, or any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or meeting of security holders. In connection with its year 2001 annual meeting of stockholders, the Company anticipates sending its fiscal 2000 annual report and proxy materials to security holders.

                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
Multimedia Games, Inc.

We have audited the accompanying consolidated balance sheets of Multimedia Games, Inc. and subsidiaries at September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years then ended. In connection with our audit of the consolidated financial statements, we also have audited the financial statement schedule for the years ended September 30, 2000 and 1999 listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Multimedia Games, Inc. and subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for the each of the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules for the years ended September 30, 2000 and 1999, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


BDO SEIDMAN, LLP


Houston, Texas
December 15, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Multimedia Games, Inc.

In our opinion, the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows present fairly, in all material respects, the results of operations and cash flows of Multimedia Games, Inc. and Subsidiaries for the year ended September 30, 1998, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



PricewaterhouseCoopers LLP

Tulsa, Oklahoma
December 4, 1998

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF SEPTEMBER 30, 2000 AND 1999

                                     ASSETS
                                                                                          2000               1999
                                                                                      ------------       ------------
CURRENT ASSETS:
     Cash                                                                             $  1,315,000       $  1,295,000
     Accounts Receivable:
         Trade                                                                           2,793,000          1,897,000
         Game reserve                                                                      171,000            721,000
         Other                                                                             596,000            291,000
     Allowance for doubtful accounts                                                      (395,000)          (527,000)
     Inventory                                                                           2,282,000          3,121,000
     Prepaid expenses                                                                      654,000            559,000
     Notes receivable                                                                    2,230,000            490,000
     Notes receivable - related parties                                                    400,000                 --
     Deferred tax asset                                                                  1,237,000          1,500,000
                                                                                      ------------       ------------
              Total current assets                                                      11,283,000          9,347,000
                                                                                      ------------       ------------

Restricted cash and long-term investments                                                1,834,000          2,075,000
Inventory - non-current                                                                    978,000          1,300,000
Property and equipment, net                                                             14,026,000         15,421,000
Other assets                                                                               281,000            320,000
Goodwill, net                                                                              390,000            417,000
                                                                                      ------------       ------------

              Total assets                                                            $ 28,792,000       $ 28,880,000
                                                                                      ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes Payable                                                                    $  5,727,000       $  8,137,000
     Current portion of long-term debt                                                     745,000          1,586,000
     Accounts payable and accrued expenses                                               4,905,000          4,161,000
     Prize fulfillment fees payable                                                         93,000            172,000
     Deferred Revenue                                                                      400,000                 --
                                                                                      ------------       ------------
              Total current liabilities                                                 11,870,000         14,056,000
                                                                                      ------------       ------------

Long-term debt, less current portion                                                     1,414,000          1,885,000
Other long-term liabilities                                                              1,598,000          1,816,000
Deferred tax liability                                                                     864,000            621,000
Commitments and Contingencies (Note 8)
Stockholders' equity:
     Preferred stock, Series A, $.01 par value, 2,000,000 shares                             1,000              1,000
       authorized, 90,789 shares issued and outstanding
     Common stock, $.01 par value, 25,000,000 shares authorized, 5,663,499 and              57,000             55,000
       5,528,149 shares issued and 5,502,250 and 5,494,150 shares outstanding, respectively
     Additional paid-in capital                                                         13,551,000         13,173,000
     Stockholder notes receivable                                                         (780,000)          (758,000)
     Treasury stock, 161,249 and 33,999 shares at cost                                    (580,000)           (87,000)
     Retained earnings (deficit)                                                           797,000         (1,882,000)
                                                                                      ------------       ------------
              Total stockholders' equity                                                13,046,000         10,502,000
                                                                                      ------------       ------------

              Total liabilities and stockholders' equity                              $ 28,792,000       $ 28,880,000
                                                                                      ============       ============

               The accompanying notes are an integral part of the
                       consolidated financial statements

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998

                                                                          2000               1999               1998
                                                                      ------------       ------------       ------------
REVENUES:
     Gaming revenue                                                   $ 88,553,000       $ 82,796,000       $ 61,640,000
     Electronic player station sales                                     3,535,000          1,642,000          1,273,000
     Electronic player station sales - related party                            --                 --          3,750,000
     Electronic player station lease revenue                             3,263,000          3,506,000          3,416,000
     Other                                                               1,458,000            912,000            458,000
                                                                      ------------       ------------       ------------

              Total revenues                                            96,809,000         88,856,000         70,537,000
                                                                      ------------       ------------       ------------

Operating costs and expenses:
     Bingo prizes and related costs                                      6,696,000          7,602,000          8,823,000
     Allotments to hall operators                                       58,148,000         55,545,000         39,587,000
     Cost of electronic player stations sold                             1,981,000            981,000            805,000
     Cost of electronic player stations sold - related party                    --                 --          1,878,000
     Salaries and wages                                                  4,834,000          4,850,000          3,017,000
     Selling, general and administrative expenses                       11,455,000         12,981,000          9,932,000
     NGI judgment and related fees                                           3,000          4,461,000                 --
     Amortization and depreciation                                       8,973,000          6,144,000          2,950,000
                                                                      ------------       ------------       ------------

              Total operating costs and expenses                        92,090,000         92,564,000         66,992,000
                                                                      ------------       ------------       ------------

Operating income (loss)                                                  4,719,000         (3,708,000)         3,545,000
Interest income                                                            118,000            192,000            284,000
Software Licensing Fee                                                     600,000                 --                 --
Interest expense                                                          (878,000)          (275,000)          (125,000)
Equity in loss of unconsolidated subsidiary                               (350,000)                --                 --
                                                                      ------------       ------------       ------------
Income (loss) before income taxes                                        4,209,000         (3,791,000)         3,704,000
Income tax benefit (expense)                                            (1,430,000)         1,286,000         (1,489,000)
                                                                      ------------       ------------       ------------

              Net income (loss)                                       $  2,779,000       $ (2,505,000)      $  2,215,000
                                                                      ============       ============       ============

Basic earnings (loss) per share                                       $        .48       $       (.48)      $        .40
                                                                      ============       ============       ============


Diluted earnings (loss) per share                                     $        .46       $       (.48)      $        .35
                                                                      ============       ============       ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998

                                                              PREFERRED STOCK                  COMMON STOCK
                                                      -----------------------------    ----------------------------
                                                         NUMBER                           NUMBER                        ADDITIONAL
                                                           OF                               OF                           PAID-IN
                                                         SHARES           AMOUNT          SHARES          AMOUNT         CAPITAL
                                                      ------------     ------------    ------------    ------------    ------------

Balance, September 30, 1997                                109,192     $      1,000       4,817,296    $     48,000    $ 12,297,000
Exercise of common stock warrants                               --               --           4,388              --           9,000
Exercise of stock options                                       --               --         114,125           1,000         288,000
Conversion of preferred stock
     to common stock                                       (18,403)              --          92,015           1,000          (1,000)
Exercise of AGN option                                          --               --         412,000           4,000         242,000
Registration fees and offering costs                            --               --              --              --         (59,000)
Value of warrants associated with
     related party equipment sales                              --               --              --              --          27,000
Preferred stock dividends
     ($1.10 per preferred share)                                --               --              --              --              --
Net income                                                      --               --              --              --              --
                                                      ------------     ------------    ------------    ------------    ------------
Balance, September 30, 1998                                 90,789            1,000       5,439,824          54,000      12,803,000
Exercise of stock options                                       --               --          88,325           1,000         246,000
Value of warrants associated with
     related party equipment purchases                          --               --              --              --         112,000
GameBay Directors' Options                                      --               --              --              --          12,000
Stockholders' notes for stock purchase                          --               --              --              --              --
Preferred stock dividends
     ($1.10 per preferred share)                                --               --              --              --              --
Net loss                                                        --               --              --              --              --
                                                      ------------     ------------    ------------    ------------    ------------
Balance, September 30, 1999                                 90,789            1,000       5,528,149          55,000      13,173,000
Exercise of stock options                                       --               --          10,350           2,000         345,000
Stock issued in connection to NGI settlement                    --               --         125,000              --              --
Stockholders' notes for stock purchase,
     net of interest                                            --               --              --              --              --
Purchase of treasury stock                                      --               --              --              --              --
Preferred stock dividends
     ($1.10 per preferred share)                                --               --              --              --              --
Value of options and warrants
     associated with consulting services                        --               --              --              --          33,000
Net income                                                      --               --              --              --              --
                                                      ------------     ------------    ------------    ------------    ------------
Balance, September 30, 2000                                 90,789     $      1,000       5,663,499    $     57,000    $ 13,551,000
                                                      ============     ============    ============    ============    ============



                                                      STOCKHOLDER                         RETAINED           TOTAL
                                                         NOTES           TREASURY         EARNINGS       STOCKHOLDERS'
                                                       RECEIVABLE         STOCK          (DEFICIT)          EQUITY
                                                      ------------     ------------     ------------     -------------

Balance, September 30, 1997                           $   (596,000)    $    (87,000)    $ (1,386,000)    $ 10,277,000
Exercise of common stock warrants                           (4,000)              --               --            5,000
Exercise of stock options                                 (149,000)              --               --          140,000
Conversion of preferred stock
     to common stock                                            --               --               --               --
Exercise of AGN option                                     (68,000)              --               --          178,000
Registration fees and offering costs                            --               --               --          (59,000)
Value of warrants associated with
     related party equipment sales                              --               --               --           27,000
Preferred stock dividends
     ($1.10 per preferred share)                                --               --         (106,000)        (106,000)
Net income                                                      --               --        2,215,000        2,215,000
                                                      ------------     ------------     ------------     ------------
Balance, September 30, 1998                               (817,000)         (87,000)         723,000       12,677,000
Exercise of stock options                                       --               --               --          247,000
Value of warrants associated with
     related party equipment purchases                          --               --               --          112,000
GameBay Directors' Options                                      --               --               --           12,000
Stockholders' notes for stock purchase                      59,000               --               --           59,000
Preferred stock dividends
     ($1.10 per preferred share)                                --               --         (100,000)        (100,000)
Net loss                                                        --               --       (2,505,000)      (2,505,000)
                                                      ------------     ------------     ------------     ------------
Balance, September 30, 1999                               (758,000)         (87,000)      (1,882,000)      10,502,000
Exercise of stock options                                       --               --               --          347,000
Stock issued in connection to NGI settlement                    --               --               --               --
Stockholders' notes for stock purchase,
     net of interest                                       (22,000)              --               --          (22,000)
Purchase of treasury stock                                      --         (493,000)              --         (493,000)
Preferred stock dividends
     ($1.10 per preferred share)                                --               --         (100,000)        (100,000)
Value of options and warrants
     associated with consulting services                        --               --               --           33,000
Net income                                                      --               --        2,779,000        2,779,000
                                                      ------------     ------------     ------------     ------------
Balance, September 30, 2000                           $   (780,000)    $   (580,000)    $    797,000     $ 13,046,000
                                                      ============     ============     ============     ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

                                                                     2000              1999              1998
                                                                 ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                           $  2,779,000      $ (2,505,000)     $  2,215,000
     Adjustments to reconcile net income (loss) to cash
       provided by operating activities:
     Amortization and depreciation                                  8,848,000         6,144,000         2,950,000
     Write off of GameBay assets                                      350,000                --                --
     Non-employee stock option compensation                            33,000                --                --
     Debt incurred on NGI lawsuit settlement                               --         3,388,000                --
     Loss on write-off of software costs                                   --                --           395,000
     Deferred taxes                                                   506,000          (648,000)          227,000
     Other non-cash expenses                                               --                --            (7,000)
     Equity in loss of unconsolidated subsidiary                      350,000                --                --
     (Increase) decrease in:
       Accounts receivable                                           (783,000)          260,000        (1,076,000)
       Notes receivable                                            (1,740,000)          293,000          (497,000)
       Notes receivable - related party                              (400,000)          235,000         1,210,000
       Inventory                                                    2,209,000        (1,887,000)       (2,023,000)
       Prepaid expenses                                               (95,000)            9,000          (507,000)
       Other assets                                                  (319,000)         (210,000)          381,000
       Accounts payable and accrued expenses                        1,144,000          (235,000)        2,518,000
       Prize fulfillment fees payable                                 (79,000)         (124,000)         (301,000)
       Shareholder notes receivable                                   (22,000)           12,000           (13,000)
                                                                 ------------      ------------      ------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                          12,781,000         4,732,000         5,472,000
                                                                 ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                         (8,539,000)      (12,569,000)       (5,983,000)
     Increase in restricted cash and long-term
       investments and other long-term liabilities                     24,000           (52,000)          (13,000)
                                                                 ------------      ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                              (8,515,000)      (12,621,000)       (5,996,000)
                                                                 ------------      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of common stock including
       collection of shareholder notes                                 33,000           306,000           264,000
     Proceeds from (repayments on) debt, net                       (2,411,000)        9,432,000           335,000
     Principal borrowings (payments) of debt                          (85,000)       (2,360,000)         (468,000)
     Payments on NGI lawsuit settlement                            (1,190,000)               --                --
     Payment of preferred stock dividends                            (100,000)          (75,000)         (106,000)
     Purchase of treasury stock                                      (493,000)               --                --
                                                                 ------------      ------------      ------------
NET CASH PROVIDED BY (USED IN) FINANCING                           (4,246,000)        7,303,000            25,000
ACTIVITIES

Net change in cash and cash equivalents                                20,000          (586,000)         (499,000)
Cash and cash equivalents, beginning of year                        1,295,000         1,881,000         2,380,000
                                                                 ------------      ------------      ------------
Cash and cash equivalents, end of year                           $  1,315,000      $  1,295,000      $  1,881,000
                                                                 ============      ============      ============

SUPPLEMENTAL CASH FLOW DATA:
     Interest paid                                               $    864,000      $    275,000      $    125,000
                                                                 ============      ============      ============

     Taxes paid                                                  $    448,000      $    290,000      $    239,000
                                                                 ============      ============      ============

NON-CASH TRANSACTIONS:
     Acquisition of fixed assets with
       Notes receivable                                          $         --      $    992,000                --
       Debt                                                           275,000           211,000                --
       Warrants                                                            --           112,000                --
     Transfer of inventory to property and equipment                1,047,000                --                --
     Payment of debt with common stock                                312,500                --                --


       See notes to unaudited condensed consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Operations - The Company is a technology supplier to the gaming industry. The Company designs and develops interactive Class II and Class III games and related electronic player stations (EPS) and equipment that are marketed to Native American bingo and gaming halls located throughout the United States. The Company operates its games on behalf of its tribal customers through a multi-path communications network called "Betnet." The Betnet network interconnects EPS located within a hall or in multiple bingo halls, thereby enabling players to simultaneously participate in the same game and to compete against one another to win common pooled prizes. Betnet is a multichannel network that uses different combinations of frame relay intranets, satellite, telephone, Internet, and local area networks for different applications. All of the Company's Class III gaming is currently conducted in Native American gaming halls located in the state of Washington. The Company offers Class II and Class III game themes that have been designed and developed by the Company, and two Class III game themes that have been licensed from WMS(R) Gaming Inc. (WMS) and are based upon WMS' most popular Class III games. The Company also produces high-stakes TV bingo game shows that are televised live to multiple participating Indian bingo halls linked via Betnet's closed circuit satellite and broadband telephone communications channels.

Consolidation Principles - The financial statements include the activities of Multimedia Games, Inc. and its four wholly owned subsidiaries, MegaBingo, Inc. ("MBI"), Multimedia Creative Services, Inc., TV Games, Inc., and American Gaming Network L.L.C. GameBay.com, Inc. was a wholly-owned subsidiary until December 1999, when 71% of GameBay.com was sold to third parties and accordingly treated as an equity investment.

Cash and Cash Equivalents - The Company considers all highly liquid investments which, when purchased, have remaining maturities of three months or less, to be cash equivalents.

Restricted Cash and Long-Term Investments - Restricted cash and long-term investments include $250,000 and $281,000, as of September 30, 2000 and 1999, respectively, held in reserve for MegaBingo prizes under the provisions of the Integrated Services Agreements with the tribes, and $1.9 million and $1.6 million, as of September 30, 2000 and 1999, respectively, representing the present value of investments held by the Company's prize fulfillment firm related to outstanding jackpot prize winner annuities.

Inventory - Current - The Company's current inventory consists primarily of computer equipment components for interactive gaming player stations and completed interactive gaming player station units expected to be sold within the Company's fiscal year. Such inventory is carried at the lower of cost (first-in, first-out) or market. As of September 30, 2000 and 1999, the Company's current inventory consisted of the following:

         INVENTORY                                 2000              1999
         ---------                             ------------      ------------
         Finished Units                        $  1,059,000      $  1,306,000
           Used Components                        1,203,000           805,000
           New Components                         1,004,000         1,870,000
           Obsolescence Reserve                    (984,000)         (860,000)
                                               ------------      ------------
             Net Inventory                     $  2,282,000      $  3,121,000
                                               ============      ============

Inventory - Non-Current - The Company's non-current inventory consists of completed interactive gaming player station units expected to be leased to hall operators under operating leases. Accordingly, such leased units are transferred from inventory to the Company's property and equipment upon consummation of such leases. The balance of the Company's non-current inventory at September 30, 2000 and 1999 was $978,000 and $1,300,000, respectively. Such inventory is carried at the lower of cost (first-in, first-out) or market.

Property and Equipment - Property and equipment are stated at cost. The cost of property and equipment is depreciated over its estimated useful life generally using the straight line method. Equipment under leases which could convey ownership to the lessee at the end of the lease term is depreciated over the shorter of the lease term or three years. Predominately all of the Company's property and equipment is depreciated over two to five years. Sales and retirements of depreciable property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in operations.

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

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Goodwill - The amount paid for the assets of MegaBingo plus the liabilities assumed in excess of the fair value of the identifiable assets purchased has been recorded as goodwill. The Company amortizes goodwill over 20 years using the straight-line method. Goodwill is reported net of accumulated amortization in the accompanying financial statements. Accumulated amortization amounted to $157,000 and $130,000 at September 30, 2000 and 1999, respectively.

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

Game Reserve - Prizes awarded under the Company's interactive games are based upon attaining an assumed level of gross game receipts and statistical assumptions as to the frequency of winners. A surplus exists when game receipts exceed prize payouts, and a deficit exists when prize payouts exceed game receipts. Over any statistically relevant period of time, no material surplus or deficit exists.

Income per Common Share - Income per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("FAS 128"). Presented below is a reconciliation of net income (loss) available to common stockholders and the differences between actual weighted average shares outstanding, which are used in computing basic earnings per share and diluted weighted average shares, which are used in computing diluted earnings per share. Diluted earnings per share for 1999 does not include the dilutive effect of 471,293 options, 21,807 warrants and 435,195 shares of convertible preferred stock in 1999, because to do so would have been anti-dilutive to the Company's net loss available to common stockholders

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                                 FOR THE YEAR ENDED
                                                                                       9/30/00
                                                                  -------------------------------------------------
                                                                                                        PER SHARE
                                                                     INCOME             SHARES            AMOUNT
                                                                  ------------       ------------      ------------

Net income                                                        $  2,779,000
Less: preferred stock dividends                                       (100,000)
                                                                  ------------
     Basic EPS:
Income available to common stockholders                              2,679,000          5,562,250      $        .48
                                                                                                       ------------
     Effect of Dilutive Securities:
Options                                                                                    95,663
Warrants                                                                                       --
Convertible preferred stock                                            100,000            435,195
     Diluted EPS:
                                                                  ------------       ------------      ------------
Income available to common stockholders
       plus assumed conversions                                   $  2,779,000          6,093,108      $        .46
                                                                  ============       ============      ============

                                                                                 FOR THE YEAR ENDED
                                                                                       9/30/99
                                                                  -------------------------------------------------
                                                                                                        PER SHARE
                                                                      LOSS              SHARES            AMOUNT
                                                                  ------------       ------------      ------------

Basic and Diluted EPS:

Net loss                                                          $ (2,505,000)
Less: preferred stock dividends Basic and Diluted EPS:                (100,000)
                                                                  ------------
Loss available to common stockholders                             $ (2,605,000)         5,454,322      $       (.48)
                                                                  ============                         ============
     Effect of potentially Dilutive Securities not included:
Options                                                                                   471,293
Warrants                                                                                   21,807
Convertible preferred stock                                                               435,195
                                                                                     ------------
                                                                                        6,382,617
                                                                                     ============

                                                                                 FOR THE YEAR ENDED
                                                                                       9/30/98
                                                                  -------------------------------------------------
                                                                                                        PER SHARE
                                                                     INCOME             SHARES            AMOUNT
                                                                  ------------       ------------      ------------

Net income                                                        $  2,215,000
Less: preferred stock dividends                                       (106,000)
                                                                  ------------
     Basic EPS:
Income available to common stockholders                              2,109,000          5,335,200      $        .40
                                                                                                       ------------
     Effect of Dilutive Securities:
Options                                                                                   317,154
Warrants                                                                                  147,456
Convertible preferred stock                                            106,000            442,050
                                                                  ------------       ------------      ------------
     Diluted EPS:
                                                                  ------------       ------------      ------------
Income available to common stockholders
       plus assumed conversions                                   $  2,215,000          6,241,860      $        .35
                                                                  ============       ============      ============

Revenue Recognition - Revenues from the operation of the MegaBingo and MegaCash bingo games are recognized as the gaming session for which the cards were purchased occurs. Interactive gaming revenues are recorded net of prizes awarded. Revenues from TV bingo game shows are recorded on a gross basis and prizes are not netted.

Lease revenues from interactive gaming player stations are generally based on a percentage of revenue generated by the player stations, and are recognized as the revenues are generated by the player stations. See Note 10.

Revenues from the sale of electronic player stations are recorded when the player stations are delivered to the purchaser.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Stock-Based Compensation - The Company applies Accounting Principles Board Opinion No. 25 ("APB 25") in accounting for its stock option plans rather than the alternative fair value accounting provided under SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, no compensation expense is recognized for grants of options which include an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company's grants in 2000, 1999 and 1998, no compensation expense has been recognized. Pro forma information regarding net income (loss) and earnings (loss) per share under the alternative fair value accounting is required by SFAS 123 (see Note 7).

Recently Issued Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities. FAS 133, as amended by FAS 137, is effective for transactions entered into after June 15, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. Because of the Company's minimal use of derivatives, adoption of this Statement will not have a significant impact on the Company's financial position or results of operations.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 outlines the basic criteria that must be met to recognize revenue, and provides guidance for disclosure related to revenue recognition policies. In June 2000, the SEC issued SAB 101B, that delayed the implementation date of SAB 101 until the quarter ended December 31, 2000, with retroactive application to the beginning of our fiscal year. The Company does not expect the adoption of SAB 101 to have a material impact on its financial position or results of operations.

In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of APB No. 25 ("FIN 44"). FIN 44 clarified the application of Opinion No. 25 for certain issues, including: a) the definition of employee for purposes of applying Opinion No. 25; b) the criteria for determining whether a plan qualifies as a non-compensatory plan; c) the accounting consequences of various modifications to the terms of a previously fixed stock option or various modifications to the terms of a previously fixed stock option or award; and d) the accounting for an exchange of stock compensation awards in a business combination. In general, FIN 44 is effective July 1, 2000. The Company does not expect the adoption of FIN 44 to have a material impact on its financial position or results of operation.

2. MEGABINGO TRANSACTIONS; INTEGRATED SERVICES AGREEMENTS

A substantial portion of the Company's revenues are derived from the Integrated Services Agreements with various tribes. The Company, in its name or in the name of the predecessor company from which it assumed the agreements, has written agreements with approximately 50 Native American tribes that provide the Company with the right to conduct bingo operations on their respective lands. Approximately 20 of these agreements were renewed for five (5) year terms in 2000 and half of the remaining contracts have unexpired terms of between one and two years. The remaining contracts are being continued on a month-to-month basis.

3. PROPERTY AND EQUIPMENT

At September 30, 2000 and 1999, the Company's property and equipment consisted of the following:

                                                            2000               1999
                                                        ------------       ------------
Gaming and satellite equipment                          $ 23,065,000       $ 21,430,000
Software costs                                             5,879,000          4,706,000
Other                                                        704,000            178,000
                                                        ------------       ------------

       Total property and equipment                       29,648,000         26,314,000
Less accumulated depreciation and amortization           (15,622,000)       (10,893,000)
                                                        ------------       ------------
Property and equipment, net                             $ 14,026,000       $ 15,421,000
                                                        ============       ============

Depreciation expense and amortization amounted to $8,937,000, $6,070,000, and $2,900,000 during the years ended September 30, 2000, 1999 and 1998 respectively. The net book value of capitalized software costs at September 30, 2000 and 1999 was $3,478,000 and $3,131,000 respectively. Depreciation expense related to software cost amounted to $1,091,000, $811,000, and $621,000 during the years ended September 30, 2000, 1999 and 1998 respectively.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

4. LONG-TERM DEBT

On July 29,1999 the Company entered into a revolving credit facility with Coast Business Credit, a Division of Southern Pacific Bank, ("Coast") located in Los Angeles, California. Pursuant to the credit facility, the Company may borrow up to $10 million, or such lesser amount as is permitted under various borrowing base formulas. As of September 30, 2000, under the most restrictive of the borrowing base formulas, there was $9 million of borrowings available to the Company, of which $5,727,000 had been borrowed and was outstanding. The credit facility expires in July 2002 and is secured by all assets of the Company and the personal guarantee of $1.5 million from the Company's Chairman and CEO. The initial application of the funds available under this facility were used to pay $1.9 million of debt owed to two other banks; approximately $2.4 million was used for the repurchase of EPS owned by the EP LLC II partnership, and approximately $4 million was used for working capital purposes. Borrowings under the facility bear interest, payable monthly, at a rate equal to the greater of 9% or 1.75% above the prime rate from time to time in effect (11.25% at September 30, 2000). All of the Company's revenues are deposited into a "blocked" account controlled by Coast and disbursements from the "blocked" account may be made only with the approval of Coast. In December 1999, the credit facility was amended in connection with obtaining Coast's consent to the terms of the settlement of the NGI litigation (see Note 8). The amendment waived any defaults that may have resulted from the settlement, increased the early termination fee payable by the Company in the event the Company prepays the credit facility prior to its maturity in July 2002, and required the Company to pay a $100,000 fee to Coast in consideration for the amendment. The Company is in compliance with all debt covenants of its senior bank lender at September 30, 2000.

At September 30, 2000, there were no future maturities of long-term debt. However, as a result of the consummation of the NGI lawsuit settlement (see Note
8), on December 23, 1999, the Company is obligated to make payments of $615,000, $820,000, and $450,000 in fiscal years 2001, 2002, and 2003, respectively. In the September 30, 2000 balance sheet, $615,000 of the settlement amount is shown as a short-term liability, and $1,270,000 as a long-term liability. The Company makes quarterly principal and interest payments to NGI at the rate of 5.2% annually.

With the approval of the Company's senior lender, on September 14, 2000, the Company executed a promissory note with Wells Fargo Bank Texas, N.A., located in Austin, Texas, for the purchase of 16 minivans for use by the service technicians. The principal amount of the note was $275,000 and accrues interest at the National Association Base Rate plus 1%, resulting in an initial rate of 10.5%. Payments are due monthly beginning October 14, 2000, with a final payment due September 14, 2002. There is no penalty for early payment of the note. The note is collateralized by the 16 vehicles purchased with the loan proceeds and the personal guarantees of the Company's Chairman and CEO and the Company's President and COO.

5. INCOME TAXES

The provision for income taxes (benefit) consisted of the following for the years ended September 30, 2000, 1999 and 1998:

                                                            2000              1999               1998
                                                        ------------      ------------       ------------
CURRENT:
     Federal                                            $    694,000      $   (300,000)      $  1,128,000
     State                                                   229,000           (26,000)           134,000
DEFERRED                                                     507,000          (960,000)           227,000
                                                        ------------      ------------       ------------
         Net income tax expense (benefit)               $  1,430,000      $ (1,286,000)      $  1,489,000
                                                        ============      ============       ============

A reconciliation of the expected income tax expense (benefit) based upon the federal statutory rate of 34% and the taxes reflected in tax expense is as follows for the years ended September 30, 2000, 1999 and 1998:

                                                            2000               1999               1998
                                                        ------------       ------------       ------------
Expected federal income tax expense (benefit)           $  1,431,000       $ (1,289,000)      $  1,259,000
State income tax expense (benefit),
     net of Federal benefit                                  151,000           (151,000)           148,000
Nondeductible expenses                                       186,000             32,000             21,000
1997 Federal tax penalty                                          --             51,000                 --
Prior years' tax credit utilized in 2000                    (277,000)                --                 --
Other                                                        (61,000)            71,000             61,000
                                                        ------------       ------------       ------------
         Net income tax expense (benefit)               $  1,430,000       $ (1,286,000)      $  1,489,000
                                                        ============       ============       ============

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Differences between the book value and the tax basis of the Company's assets and liabilities result in deferred tax assets and liabilities as follows:

                                                            2000               1999
                                                        ------------       ------------
Deferred tax asset - current:
     Accounts receivable allowance                      $    134,000       $    200,000
     Game reserve                                                 --           (273,000)
     Inventory reserve                                       292,000            332,000
     Accrued liabilities                                     170,000            181,000
     Lawsuit settlement                                      641,000            540,000
         Net operating losses                                     --            520,000
                                                        ------------       ------------
         Net current deferred tax asset                 $  1,237,000       $  1,500,000
                                                        ============       ============
Deferred tax liability - noncurrent:
     Lawsuit settlement                                 $         --       $    835,000
     Game Reserve                                            (65,000)                --
     Trademark                                                    --             15,000
     Goodwill                                                     --            (10,000)
     Depreciation                                           (799,000)        (1,461,000)
                                                        ------------       ------------
         Net noncurrent deferred tax (liability)        $   (864,000)      $   (621,000)
                                                        ============       ============

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

Based on the number of shares of Series A preferred stock outstanding at September 30, 2000, an additional 435,195 shares of common stock would be issued if a full conversion were to occur. Of the Series A preferred stock outstanding, 80,175 shares (convertible into 400,875 common shares) are owned by or under the control of the Company's Chairman/Chief Executive Officer.

The Series A preferred stock has a liquidation preference over the Company's common stock equal to $10 per share of Series A preferred stock, or $908,000 in the aggregate at September 30, 2000. The holders of the Series A preferred stock are entitled to a cumulative preferred dividend, payable quarterly, at the rate of $1.10 per share per annum. In the event the Company remains in arrears for more than two quarters, holders of the Series A preferred stock voting as a class are entitled to elect a majority of the Company's Board of Directors.

Common Stock

In November 1996, the Company completed a private placement of approximately 1.2 million shares of the Company's common stock for $3.00 per share. Each of the
1.2 million shares sold was accompanied by a redeemable warrant to purchase an additional share of the Company's common stock for $8 commencing in November 1997 (a "Class A Warrant"). After November 7, 1997, each Class A Warrant may be redeemed by the Company for $.10 when the closing bid price of the Company's common stock has been at least $12.00 for 20 consecutive trading days. No amounts have been redeemed as of September 30 2000. A total of 350,000 Class B Warrants were granted to the placement agent in connection with the November Placement. Each Class B warrant represents the right to purchase one share of the Company's common stock for $8 commencing in November 1997, and may be redeemed by the Company for $0.10 per warrant share after February 7, 1999, when the closing bid price of the Company's common stock has been at least $12.00 for 20 consecutive trading days.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Treasury Stock

Effective April 2000, the Board of Directors authorized the Company to repurchase up to 300,000 shares of its common stock, subject to the approval of the Company's lender. The timing and total number of shares repurchased will depend on prevailing market conditions and other investment opportunities. During fiscal 2000, the Company repurchased 127,250 shares of its common stock at an average cost of $4.00 per share. On September 30, 2000, the Company's common stock traded at $6.1875 on a volume of 48,700 shares. The Company purchased an additional 26,200 shares of its common stock through November 30, 2000.

Common Stock Warrants and Options

In connection with past financing arrangements and as compensation for consulting and professional services, the Company has issued warrants and options to purchase its common stock. The following tables summarize such warrant and option activity for 2000, 1999 and 1998:

2000 Activity:

                                NUMBER OF                                                           NUMBER OF
 EXERCISE                   WARRANTS/OPTIONS                                                    WARRANTS/OPTIONS
  PRICE                       OUTSTANDING                                                           OUTSTANDING       EXERCISABLE
   PER        EXPIRATION       OCTOBER 1,                                           EXPIRED/       SEPTEMBER 30,     SEPTEMBER 30,
  SHARE          DATE             1999           GRANTED          EXERCISED         CANCELED            2000             2000
 --------    ------------   -----------------  ------------      ------------     ------------  ------------------   -------------
 $  4.00         Jul 2000           18,750               --                --          (18,750)               --               --
 $  8.00         Aug 2001          360,000               --                --               --           360,000          360,000
 $  8.00         Aug 2001          908,833               --                --               --           908,833          908,833
 $  8.00         Aug 2001          350,000               --                --               --           350,000          350,000
 $  8.00         Aug 2001          173,310               --                --               --           173,310          173,310
 $  3.81         Jun 2002           50,000               --                --               --            50,000           50,000
 $  3.81         Sep 2002           50,000               --                --          (50,000)               --               --
 $  9.44         Mar 2003           20,000               --                --               --            20,000           20,000
 $  7.00         Jun 2003          262,500               --                --               --           262,500          262,500
 $  5.69         Feb 2007          100,000               --                --               --           100,000           75,000
 $  3.00         Feb 2010               --           50,000                --               --            50,000               --
 $  3.00         Feb 2010               --           40,000                --               --            40,000               --
 $  3.00         Feb 2010               --           50,000                --               --            50,000               --
 $  3.81         Feb 2010               --           50,000                --               --            50,000               --
 $  4.25         Feb 2010               --           50,000                --               --            50,000               --
                              ------------     ------------      ------------     ------------      ------------     ------------
                                 2,293,393          240,000                --          (68,750)        2,464,643        2,199,643
                              ============     ============      ============     ============      ============     ============

1999 Activity

                                NUMBER OF                                                           NUMBER OF
 EXERCISE                   WARRANTS/OPTIONS                                                    WARRANTS/OPTIONS
  PRICE                       OUTSTANDING                                                           OUTSTANDING       EXERCISABLE
   PER        EXPIRATION       OCTOBER 1,                                           EXPIRED/       SEPTEMBER 30,     SEPTEMBER 30,
  SHARE          DATE             1998           GRANTED          EXERCISED         CANCELED            1999             1999
 --------    ------------   -----------------  ------------      ------------     ------------  ------------------   -------------
 $  4.00         Jul 2000           18,750               --                --               --            18,750           18,750
 $  8.00         Aug 2001        1,792,143               --                --               --         1,792,143        1,792,143
 $ 5.688         Feb 2007          100,000               --                --               --           100,000          100,000
 $  9.44         Mar 2003           20,000               --                --               --            20,000           20,000
 $  7.00         Jan 2003          262,500               --                --               --           262,500          262,500
 $ 11.00         May 2002           50,000               --                --          (50,000)               --               --
 $ 13.38        Sept 2002           50,000               --                --          (50,000)               --               --
 $  3.81         May 2002               --           50,000                --               --            50,000           50,000
 $  3.81        Sept 2002               --           50,000                --               --            50,000           50,000
                              ------------     ------------      ------------     ------------      ------------     ------------
                                 2,293,393          100,000                --         (100,000)        2,293,393        2,293,393
                              ============     ============      ============     ============      ============     ============

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1998 Activity

                                NUMBER OF                                                           NUMBER OF
 EXERCISE                   WARRANTS/OPTIONS                                                    WARRANTS/OPTIONS
  PRICE                       OUTSTANDING                                                           OUTSTANDING       EXERCISABLE
   PER        EXPIRATION       OCTOBER 1,                                           EXPIRED/       SEPTEMBER 30,     SEPTEMBER 30,
  SHARE          DATE             1997           GRANTED          EXERCISED         CANCELED            1998             1998
 --------    ------------   -----------------  ------------      ------------     ------------  ------------------   -------------
 $  2.00    Sep 97-Jan 98            4,268               --             4,268               --                --               --
 $  4.00         Jul 2000           18,750               --                --               --            18,750           18,750
 $  6.60         Jul 1998            5,216               --               120           (5,096)               --               --
 $  8.00         Aug 2001        1,792,143               --                --               --         1,792,143        1,792,143
 $ 5.688         Feb 2007          100,000               --                --               --           100,000          100,000
 $  8.00         Aug 2007           54,000               --                --          (54,000)               --               --
 $ 10.00         Aug 2007           54,000               --                --          (54,000)               --               --
 $ 12.00         Aug 2007           54,000               --                --          (54,000)               --               --
 $ 10.00         Aug 2002           27,000               --                --          (27,000)               --               --
 $ 11.00         May 2002           50,000               --                --               --            50,000           50,000
 $ 13.38        Sept 2002          100,000               --            50,000               --            50,000           50,000
 $  9.44         Mar 2003               --           20,000                --               --            20,000               --
 $  7.00         Jan 2003               --          262,500                --               --           262,500               --
                              ------------     ------------      ------------     ------------      ------------     ------------
                                 2,259,377          282,500            54,388         (194,096)        2,293,393        2,010,893
                              ============     ============      ============     ============      ============     ============

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

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In February 2000, the Board of Directors adopted the 2000 Stock Option Plan, pursuant to which options to purchase 345,000 shares of Common Stock may be granted to employees, directors and consultants to the Company. The Plan was subsequently amended to increase the number of shares granted to 367,500. Options granted under the Plan may be either incentive stock options or non-qualified stock options. The 2000 Stock Option Plan is administered by the Board of Directors of the Company, which has the authority to determine when and to whom options may be granted, the number of shares subject to the option, the exercise price of the option (which may not be less than the market value of the Common Stock on the date of grant), the terms of vesting and other terms and provisions relating to the grant of each option. At September 30, 2000, all of the options available under this Plan had been granted.

The activity relating to stock option issuances under the above plans are as follows for each of the three years ending September 30, 2000, 1999 and 1998:

2000 Activity:

                                            NUMBER OF                                           NUMBER OF
   EXERCISE                                 OPTIONS                                              OPTIONS
     PRICE                                 OUTSTANDING                        EXERCISED/        OUTSTANDING      EXERCISABLE
      PER                 EXPIRATION       OCTOBER 1,                          EXPIRED/        SEPTEMBER 30,    SEPTEMBER 30,
     SHARE                   DATE             1999           GRANTED           CANCELED            2000             2000
   --------              ------------     ------------     ------------      ------------      ------------     ------------

1994 Director Stock Option Plan:
     $2.50                   Jul 2004           20,000               --                --            20,000           20,000
1994 Employee Plan:
     $2.00                   Mar 2005            4,025               --                --             4,025            4,025
     $2.50                   Jul 2004           90,000               --                --            90,000           90,000
     $2.50                   Feb 2006           22,500               --                --            22,500           22,500
     $2.75                   Jul 2005            7,500               --                --             7,500            7,500
     $4.00                   Apr 2006           11,500               --            (1,000)           10,500           10,500
1996 Stock Incentive Plan:
     $3.00                   Feb-2010               --          174,000                --           174,000           20,000
     $3.00                   May-2010               --            7,500                --             7,500               --
     $3.813                  Oct 2006           71,500               --           (29,750)           41,750           27,500
     $3.813                  Jan 2007            3,500               --            (3,500)               --               --
     $3.813                  Feb 2007           18,750               --                --            18,750           13,750
     $3.813                  Jan 2008          112,000               --           (18,500)           93,500           47,950
     $3.813                  Jun 2008           54,100               --           (10,450)           43,650           20,500
     $3.813                  Aug 2008           12,500               --                --            12,500           12,500
     $3.813                  Oct 2008           35,200               --              (750)           34,450            8,050
     $3.813                  Nov 2008           40,200               --              (200)           40,000           10,000
     $6.875                  Jun 2009           10,000               --                --            10,000            2,500
1998 President's Plan:
     $3.813                  May 2002           27,000               --                --            27,000           27,000
     $3.813                 Sept 2002           50,000               --                --            50,000           50,000
     $3.813                  Feb 2007           49,000               --                --            49,000           36,750
     $3.813                  Aug 2007          162,000               --                --           162,000          121,500
     $3.813                  Jan 2008           50,000               --                --            50,000           25,000
1998 Senior Executive Plan:
     $3.813                  Nov 2008           70,000               --           (20,000)           50,000           12,500
2000 Stock Option Plan:
     $3.00                   Feb 2010               --           20,000                --            20,000           20,000
     $3.00                   May 2010               --           87,500                --            87,500           10,000
     $3.20                   Aug 2010               --           20,000                --            20,000               --
                                          ------------     ------------      ------------      ------------     ------------
                                               921,275          309,000           (84,150)        1,146,125          620,025
                                          ============     ============      ============      ============     ============

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1999 Activity:

                                            NUMBER OF                                           NUMBER OF
   EXERCISE                                 OPTIONS                                              OPTIONS
     PRICE                                 OUTSTANDING                        EXERCISED/        OUTSTANDING      EXERCISABLE
      PER                 EXPIRATION       OCTOBER 1,                          EXPIRED/        SEPTEMBER 30,    SEPTEMBER 30,
     SHARE                   DATE             1998           GRANTED           CANCELED            1999             1999
   --------              ------------     ------------     ------------      ------------      ------------     ------------

1994 Director Plan:
     $2.50                   Jul 2004           40,000               --           (20,000)           20,000           20,000
1994 Employee Plan:
     $2.00                   Mar 2005           28,000               --           (23,975)            4,025            4,025
     $2.50                   Jul 2004          110,000               --           (20,000)           90,000           90,000
     $2.50                   Feb 2006           22,500               --                --            22,500           15,000
     $2.75                   Jul 2005            7,500               --                --             7,500            7,500
     $4.00                   Apr 2006           14,000               --            (2,500)           11,500            8,625
1996 Stock Incentive Plan:
     $3.813                  Oct 2006           85,950               --           (14,450)           71,500           29,500
     $3.813                  Jan 2007           15,250               --           (11,750)            3,500               --
     $3.813                  Feb 2007           55,000               --           (36,250)           18,750            8,750
     $3.813                  Mar 2007            2,500               --            (2,500)               --               --
     $3.813                  Jan 2008          116,800               --            (4,800)          112,000           28,100
     $3.813                  Jun 2008          101,450               --           (47,350)           54,100           16,363
     $3.813                  Aug 2008           25,000               --           (12,500)           12,500           12,500
     $3.813                  Oct 2008               --           35,200                --            35,200               --
     $3.813                  Nov 2008               --           75,200           (35,000)           40,200               --
     $6.875                  Jun 2009               --           10,000                --            10,000               --
1998 President's Plan:
     $3.813                  May 2002           27,000               --                --            27,000           27,000
     $3.813                 Sept 2002           50,000               --                --            50,000           50,000
     $3.813                  Feb 2007           49,000               --                --            49,000           24,500
     $3.813                  Aug 2007          162,000               --                --           162,000           81,000
     $3.813                  Jan 2008           50,000               --                --            50,000           12,500
1998 Senior Executive Plan:
     $3.813                  Nov 1998               --           75,000           (75,000)               --               --
     $3.813                  Nov 1998               --           50,000                --            50,000           12,500
     $3.813                  Nov 1998               --           80,000           (60,000)           20,000           20,000
                                          ------------     ------------      ------------      ------------     ------------

                                               961,950          325,400          (366,075)          921,275          467,863
                                          ============     ============      ============      ============     ============

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

1998 Activity:

                                            NUMBER OF                                           NUMBER OF
   EXERCISE                                 OPTIONS                                              OPTIONS
     PRICE                                 OUTSTANDING                        EXERCISED/        OUTSTANDING      EXERCISABLE
      PER                 EXPIRATION       OCTOBER 1,                          EXPIRED/        SEPTEMBER 30,    SEPTEMBER 30,
     SHARE                   DATE             1997           GRANTED           CANCELED            1998             1998
   --------              ------------     ------------     ------------      ------------      ------------     ------------

1993 Plan:
     $1.50                      Oct 97           35,000               --           (35,000)               --               --
1994 Director Plan:
     $2.50                    Jul 2004           40,000               --                --            40,000           40,000
1994 Employee Plan:
     $2.00                    Mar 2005           56,000               --           (28,000)           28,000           17,250
     $2.50                    Jul 2004          110,000               --                --           110,000          110,000
     $2.50                    Feb 2006           30,000               --            (7,500)           22,500            7,500
     $2.75                    Jul 2005            7,500               --                --             7,500            3,750
     $4.00                    Apr 2006           19,000               --            (5,000)           14,000            7,000
1996 Stock Incentive Plan:
     $4.375                   Oct 2006          137,000               --          (137,000)               --               --
     $4.750                   Jan 2007           17,000               --           (17,000)               --               --
     $5.500                   Feb 2007           32,500               --           (32,500)               --               --
     $5.688                   Feb 2007           69,000               --           (69,000)               --               --
     $7.141                   Feb 2007           10,000               --           (10,000)               --               --
     $8.000                   Mar 2007            2,500               --            (2,500)               --               --
     $9.500                   Jan 2008               --          121,100          (121,100)               --               --
     $3.813                   Oct 2006               --           85,950                --            85,950           10,950
     $3.813                   Jan 2007               --           17,000            (1,750)           15,250            2,500
     $3.813                   Feb 2007               --           62,500            (7,500)           55,000           13,750
     $3.813                 March 2007               --            2,500                --             2,500              625
     $3.813                   Jan 2008               --          118,300            (1,500)          116,800               --
     $3.813                   Jun 2008               --          101,650              (200)          101,450               --
     $3.813                   Aug 2008               --           25,000                --            25,000               --
1998 President's Plan:
     $3.813                   May 2002               --           27,000                --            27,000               --
     $3.813                  Sept 2002               --           50,000                --            50,000               --
     $3.813                   Feb 2007               --           49,000                --            49,000               --
     $3.813                   Aug 2007               --          162,000                --           162,000               --
     $3.813                   Jan 2008               --           50,000                --            50,000               --
                                           ------------     ------------      ------------      ------------     ------------

                                                565,500          872,000          (475,550)          961,950          213,325
                                           ============     ============      ============      ============     ============

The Company expects to continue to issue stock options to new employees as they are hired and to current employees as incentives from time to time.

The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in fiscal 2000, 1999 and 1998 associated with employee stock options. Pro forma information regarding net income (loss) and earnings (loss) per share under the alternative fair value accounting is required by SFAS No.
123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995, under the fair value method of that statement. The fair value of options granted in fiscal years 2000, 1999 and 1998 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                             2000                1999               1998
                                          ----------          ----------         ----------
Weighted average Life                        5 years           3.5 years          3.5 years
Risk-free interest rate                         6.50%               5.70%              5.70%
Expected volatility                            62.29%                 73%                72%
Expected dividend yield                         None                None               None

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee stock options granted during 2000, 1999 and 1998 was $2.28, $1.81, and $2.33 per share, respectively. The estimated fair value of options granted during 2000, 1999 and 1998 under the Company's stock option plans totaled $1,253,000, $644,000, and $2,012,000 respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                         2000                 1999                  1998
                                                     ------------         ------------          ------------
Net income (loss):
     As reported                                     $  2,779,000         $ (2,505,000)         $  2,215,000
     Pro forma                                          2,545,000           (2,795,000)            1,933,000
Basic earnings (loss) per common share:
     As reported                                     $        .48         $       (.48)         $        .40
     Pro forma                                       $        .44         $       (.53)         $        .34
Diluted earnings (loss) per common share:
     As reported                                     $        .46         $       (.48)         $        .35
     Pro forma                                       $        .42         $       (.53)         $        .31

The above SFAS No. 123 pro forma disclosures are not necessarily representative of the effect SFAS No. 123 will have on the pro forma disclosure of future years.

During 1994, the Company established an employee savings plan pursuant to
Section 401(K) of the Internal Revenue Code. The plan provides for the employees to make tax deferred deposits into the plan to the extent of 6% of their annual base compensation. The Company matches half of the allowed employee contributions and such Company contributions amounted to $135,000, $96,000, and $56,000 for the years ended September 30, 2000, 1999 and 1998, respectively.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

8. COMMITMENTS AND CONTINGENCIES

MegaMania Litigation. The Company has designed and operated its interactive Class II bingo games and related equipment so as to meet the requirements of Class II gaming under IGRA. Class II gaming is defined by IGRA as including "the game of chance commonly known as bingo (whether or not electronic, computer or other technological aids are used in connection therewith)..." However, the definition of Class II gaming excludes so-called "gambling devices" which are defined as "electronic or electromechanical facsimiles of any game of chance or slot machines of any kind." Generally speaking, IGRA allows Class II gaming to be conducted on Native American lands if the state in which that land is located permits such gaming for any purpose by any person. Class III gaming, on the other hand, which includes gaming such as video casino games, slot machines, most table games (e.g., blackjack and craps), most lottery games and keno, may only be conducted on Native American land pursuant to an agreement between the tribe and the state in which the tribe is located. The Class III games and equipment sold and operated by the Company in the state of Washington is pursuant to an agreement between that state and local Native American tribes.

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

The government appealed both decisions to the applicable Federal Circuit Court of Appeals. On August 29, 2000, the Ninth Circuit Court of Appeals affirmed the decision of the California District Court and held that MegaMania was legal Class II gaming and that the EPS used to play the games were legal technological aids to the play of the game and were not illegal "gambling devices." On October 31, 2000, the Tenth Circuit Court similarly affirmed the decision of the Oklahoma District Court. The government's time to appeal the decision of the Ninth Circuit to the U.S. Supreme Court has expired with no appeal taken, and its time to appeal the decision of the Tenth Circuit to the U.S. Supreme Court will expire on January 29, 2001. The Company cannot predict whether the government will appeal the decision of the Tenth Circuit or what the outcome of any such appeal would be.

Other Challenges to Interactive Games; Changes in Law and Regulations. No assurances can be given that there will be no other challenges made to the legality of the Company's interactive bingo activities or that if made, the Company will be successful on the merits. While the Company will continue to attempt to design and operate its Class II games in accordance with IGRA, the regulations and opinions of the NIGC, and the guidance provided in the recent Ninth and Tenth Circuit Court decisions, there is no assurance that the Company will always be successful in doing so.

There also can be no assurance that the NIGC, either on its own initiative or as the result of pressure from or cooperation with other agencies such as the Department of Justice, will not enact new regulations or reinterpret existing regulations in a manner that would have a material and adverse effect upon the Company, including requiring the Company to restructure its existing contractual arrangements with Native American tribes, or requiring changes in the way the Company's games are conducted so that such games are classified as Class II. Any such restructuring of the Company's games has the additional risk that such games will no longer appeal to consumers or be acceptable to the tribes. There can also be no assurance that IGRA or other Federal laws will not be amended, or new legislation or regulations enacted, so as to limit the authority of tribes to self-regulate Class II gaming or to change the definition of Class II gaming in a manner adverse to the Company's business.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Prize Fulfillment Firm

In order to reduce the need for prize reserve account funds and to further reduce exposure to game deficits during periods of abnormally high rates of jackpot prize wins, MBI has engaged a related party firm specializing in prize fulfillment services to pay jackpot prizes won during the term of a prize fulfillment agreement. The prize fulfillment agreement specifies a maximum cumulative liability over the term of the contract, in exchange for fees based on gross game receipts. Prize fulfillment premiums amounted to $1,464,000, $1,264,000, and $1,157,000 for the years ended September 30, 2000, 1999 and
1998, respectively. The current arrangements with such firm expire on December 31, 2001, but have an automatic 30 day extension period during which the Company expects to negotiate a one year extension to the agreement.

Under the terms of the prize fulfillment agreement, the Company is responsible for a deductible of $15,000 per occurrence. Prize winners have the election of accepting a lump-sum cash payment or the purchase of an annuity. In those cases where the prize winner accepts a lump-sum cash payment, the payment is made by the prize fulfillment firm, less the Company's deductible. In those cases where the prize winner elects an annuity, the obligation has historically been insured by the prize fulfillment firm purchasing annuity contracts from insurance companies. Contingent liability under purchased annuity contracts entered into prior to April 15, 1994 by an assignor of such contracts to the Company, which provide for various insurance companies to make payments directly to prize winners over a specified period of time, amounts to approximately $1,000,000 as of September 30, 2000. The outstanding amounts include annuity contracts, which were purchased from an insurance carrier that is currently under an Order of Rehabilitation to the Michigan State Commissioner of Insurance. Under this Order, payments under all such contracts will continue until ordered otherwise by the State of Michigan. It is unknown at this time as to whether further court actions will result in reductions in amounts owed under these annuity contracts. There can be no assurance that this or any other insurance company responsible for outstanding annuities will continue to fulfill all their obligations under the annuity contracts.

WMS Gaming

The Company's contract with WMS Gaming, Inc. requires the purchase of a minimum number of units over specified periods. The Company's business generally, its cash flow and its reputation could be materially impaired in the event that it is required to pay liquidated damages under this contract.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

The present value of the prize annuities at September 30, 2000 and 1999 of prize annuities awarded subsequent to December 23, 1994 through September 30, 2000 was approximately $1,554,000 and $1,733,000 respectively, which has been reflected as restricted investments and other long-term liabilities in the accompanying financial statements.

Operating Leases

The Company leases its corporate offices, warehouses and certain office equipment under non-cancelable operating leases. Future minimum rentals by fiscal year under these arrangements are as follows:

          2001                             $  324,000
          2002                                200,000
          2003                                132,000
          2004                                 95,000
                                           ----------
                                           $  751,000
                                           ==========

Rental expense during fiscal years 2000, 1999 and 1998 amounted to $316,000, $249,000, and $229,000, respectively.

In December 1999, the Company entered into a license agreement with WMS(R) Gaming Inc. (WMS) to use the trademarks, logos and other visual-audio aids and graphics used by WMS in its highly successful Class III gaming devices.

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

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED))

On July 31, 1999 the Company exercised its option to acquire 663 EPS for $2.4 million from Equipment Purchasing LLC II ("EP LLC II"), a limited liability company controlled by an affiliate of Gordon T. Graves, the Chairman and Chief Executive Officer of the Company, and of which an affiliate of Mr. Graves and Clifton E. Lind, the Company's President and Chief Operating Officer, each owned 6.36%. The Company had originally sold the EPS to EP LLC II in March and June 1998 at an aggregate sales price of approximately $3.8 million. Pursuant to agreements entered into at the time of the March and June 1998 sale transactions, the Company had an option to repurchase the EPS from EP LLC II at fair market value if, after giving effect to the repayment and the income previously received by EP LLC II, EP LLC II would receive at least a 20% return on its net investment. While the purchase price paid by the Company was not the result of an arms-length negotiation, the Company believes that such purchase price is comparable to what the Company would have paid to an unaffiliated third party.

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

The EPS and related equipment purchased by EP LLC II has been leased to a number of Native American tribes under terms where the Company and EP LLC II share in a percentage of the revenues generated by the use and operation of the EPS at the tribes' bingo facilities. As an inducement to consummate the March 1998 sale, the Company had agreed to issue to the original third party issuer, and did issue to EP LLC II, warrants to purchase 20,000 shares of common stock (exercisable for a period of five years, non-exercisable in the first year) at an exercise price of $9.44 per share, which was the market value of the common stock on the date the equipment purchase agreement was executed. The estimated fair market value of these warrants was $1,000 and has been recorded as additional cost of sales. As an inducement to consummate the June 1998 sale, the Company issued to EP LLC II warrants to purchase 262,500 shares of common stock (exercisable for a period of five years, non-exercisable in the first year) at an exercise price of $7.00 per share which was in excess of the market value of the common stock on the date the equipment purchase agreement was executed ($3.50 per share) The estimated fair market value of these warrants was $26,250 and has been recorded as additional cost of sales.

In connection with the sales of the electronic player stations to EP LLC II, the Company recorded revenues of $3,750,000 during the year ended September 30, 1998 with related costs of sales of $1,878,000.

On April 15, 1998, the Company entered into a Consulting Agreement, as later amended, with Larry D. Montgomery, a Director of the Company. The Consulting Agreement has a term of five years, during which time the Company has agreed to pay the cost of all premiums on life, health and disability insurance for Mr. Montgomery and his family, and will pay Mr. Montgomery rent of $1,000 per month for the use of office space in Topeka, Kansas. The Company retains Mr. Montgomery as a consultant on a month-to-month basis at $10,500 per month.

On August 16, 2000, the Company entered into a four year consulting agreement with John Winkelman, a Director of the Company, to consult with the Company regarding California Native American gaming opportunities and other matters. Mr. Winkelman is compensated by the Company at the rate of $60,000 per year.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

On November 9, 2000, the Company entered into a consulting agreement with Marty Keane, a Director of the Company, for a period of one year. Mr. Keane is compensated by the Company at the rate of $57,500 per year. The consulting agreement is automatically renewable on a year to year basis unless either party gives notice of termination at least 90 days prior to the expiration of the then term of the agreement.

On September 1, 1999, the Company engaged Jefferies & Company, Inc. ("Jefferies"), an investment banking firm located in Santa Monica, California, to act as the exclusive financial advisor to the Company in connection with financing and acquisition related activities. Mr. Ali Alizadeh, a Director of the Company, is an officer and employee of Jefferies. Pursuant to the agreement, the Company agreed to pay Jefferies a fee of $120,000 at the rate of $10,000 per month. In addition, the Company agreed to pay Jefferies a "success fee" for any financing or acquisition transaction consummated by the Company during the term of the agreement which may be terminated by either party upon notice. The agreement expired in September 2000.

In December 1999, the Company's wholly-owned subsidiary, GameBay.com, issued 71% of its equity securities to a group of investors for $6.5 million. In connection with that transaction, the Company granted GameBay a license to use the Company's intellectual property for Internet non-gaming purposes. In consideration of the license grant, the Company received a one time fee of $1.0 million (of which $400,000 was scheduled for payment in December 2000, but was subsequently renegotiated and is currently scheduled for payment in December
2002) and is entitled to a royalty of 5% of GameBay's gross revenue. The Company has not received any royalty payments to date. Mr. Graves, a Director of the Company and its Chief Executive Officer, is a Director of GameBay. Mr. Kaplan, who was elected as a Director of the Company in November 2000, is also a Director of GameBay.

Gregory N. Stern, a former Director of the Company who resigned in June 1999, was involved with establishing GameBay while he was a Director of the Company. In connection with his resignation, the Company agreed to pay Mr. Stern 2% of whatever interest the Company retained or received in GameBay, including 2% of the 490,000 shares of common stock of GameBay held by the Company and 2% of any royalties received by the Company from GameBay pursuant to a license to use the Company's intellectual property.

10. ELECTRONIC PLAYER STATION LEASES

The Company sells its interactive gaming electronic player stations to its customers for cash or through revenue sharing arrangements. Under the revenue sharing arrangements, a portion of the revenue from the player stations is paid to the Company until the sales price of the unit, plus interest, is recovered. Approximately $3,263,000 was received under such provisions during 2000, $3,506,000 in 1999, and $3,416,000 in 1998. Outstanding principal under equipment sales pursuant to such revenue sharing arrangements amounted to $3,149,000 at September 30, 2000, and $2,413,000 for 1999. Generally, title to the player stations transfers to the lessee at the end of the lease period. Revenue from the equipment sales pursuant to revenue sharing is recorded as revenue as it is earned because the Company generally must continue to operate the electronic player station network in order to realize the sales proceeds. There can be no assurance that the Company will realize the entire amount of $3,149,000 at September 30, 2000, because customers could elect to remove the player stations prior to their being fully paid for or because the economic performance of the player stations at a particular location is not sufficient to amortize the principal of the revenue sharing obligation.

The cost and net book value at September 30, 2000, and 1999 of electronic player station lease equipment amounted to $2,665,000 and $1,036,000 and $4,774,998 and $1,320,260, respectively. Electronic player station lease equipment is depreciated over a three year period unless the rate of payments being received in relation to total payments indicates transfer of title will occur to the lessee on a more rapid rate.

11. CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash in bank deposit accounts which at times may exceed the federal depository insurance limits. As of the years ending September 30, 2000 and 1999, the Company had concentrations of cash in one bank totaling approximately $1,394,000 and $935,000 respectively. The Company has not experienced any losses on such accounts in the past.

Accounts receivable represent short-term credit granted to customers for which collateral is generally not required. Substantially all of the Company's accounts receivable are from Native American tribes or their gaming enterprises.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Additionally, a large percentage of these tribes have their reservations and gaming operations in the state of Oklahoma. Despite the industry and geographic concentrations related to the Company's customers, due to the historical experience of the Company on receivable collections, management considers credit risk limited with respect to accounts receivable. At September 30, 2000, accounts receivable from one tribe accounted for approximately 23% of total accounts receivable; the same tribe accounted for approximately 22% of total trade accounts receivable in 1999.

Approximately 48%, 45% and 48% of gaming revenues during the years ended September 30, 2000, 1999 and 1998, respectively, were derived from halls operated by four tribes. In 2000, two tribes accounted for approximately 21% and 11% of gaming revenues. Two tribes accounted for approximately 19% and 12% of gaming revenues in 1999, and two tribes each accounted for approximately 17% of gaming revenues in 1998. No other tribe accounted for more than 10% of the Company's total gaming revenues in any of these years.

Notes receivable consist of financial instruments issued by customers for the purchase of EPS. Substantially all of the Company's notes receivable are from Native American tribes or their gaming enterprises, as discussed above. All of the Company's notes receivable are collateralized by the related EPS.

12. SUBSEQUENT EVENTS

In December 2000, the Company agreed with GameBay to extend the payment date of the $400,000 note due the Company in December 2000 until December 2002. In connection with the grant of the extension, the Company received warrants to purchase 75,000 shares of GameBay common stock at $5.00 per share. The warrants expire in December 2010.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
               SUPPLEMENTAL CONSOLIDATED QUARTERLY FINANCIAL DATA

                                                          YEAR ENDED SEPTEMBER 30, 2000
                                 --------------------------------------------------------------------------------
                                                                  QUARTERS ENDED
                                 --------------------------------------------------------------------------------
                                 DECEMBER 31,       MARCH 31,        JUNE 30,       SEPTEMBER 30,        TOTAL
                                     1999             2000             2000             2000             YEAR
                                 ------------     ------------     ------------     ------------     ------------
Net sales                        $ 19,522,000     $ 23,262,000     $ 26,097,000     $ 27,928,000     $ 96,809,000
Gross profit                          207,000        1,221,000        1,516,000        1,775,000        4,719,000
Income from operations                564,000          760,000        1,319,000        1,566,000        4,209,000
Net income                            323,000          505,000          832,000        1,119,000        2,779,000
Net income per
   diluted common share                   .04              .08              .14              .20              .46
Weighted average shares
   outstanding, diluted             8,785,896        6,089,223        6,101,856        6,319,923        6,093,108

                                                          YEAR ENDED SEPTEMBER 30, 1999
                                 --------------------------------------------------------------------------------
                                                                  QUARTERS ENDED
                                 --------------------------------------------------------------------------------
                                 DECEMBER 31,       MARCH 31,        JUNE 30,       SEPTEMBER 30,        TOTAL
                                     1998             1999             1999             1999             YEAR
                                 ------------     ------------     ------------     ------------     ------------
Net sales                        $ 20,752,000     $ 22,606,000     $ 23,159,000     $ 22,339,000     $ 88,856,000
Gross profit (loss)                    19,000          275,000        1,085,000       (5,087,000)      (3,708,000)
Income (loss) from operations           2,000          361,000        1,062,000       (5,216,000)      (3,791,000)
Net income (loss)                       1,000          217,000          637,000       (3,360,000)      (2,505,000)
Net income (loss) per
   diluted common share                   .00              .03              .10             (.61)            (.48)
Weighted average shares
   outstanding, diluted             5,455,239        6,361,915        6,475,647        5,454,322        5,454,322

Note: The above quarterly financial data may not total to the annual amounts because of rounding.

*In December 1999, the Company settled a $3.1 million verdict against the Company in a lawsuit as further described in Note 8. The loss resulting from this lawsuit settlement was accrued by the Company during the fourth quarter of FY 1999. Total NGI judgment and related fees recorded in the fourth quarter were $3,828,000. In addition, during the fourth quarter of FY 1999, the Company recorded inventory and property and equipment adjustments totaling approximately $475,000 and $325,000, respectively, to reserve for obsolescence and as a result of NIGC regulatory changes. In addition, $435,000 of additional depreciation was recorded in the fourth quarter due to the rapid write-off of leased Class III EPS as a result of the unusually short pay-back time of these leased units. Finally, accrued vacation increased in the fourth quarter by approximately $108,000, as the Company agreed to pay an amount that was greater than the Company's vacation policy upon which prior quarterly accruals during 1999 had been based.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

INVENTORY RESERVES

                                BALANCE AT                                                    BALANCE AT
                            BEGINNING OF PERIOD       ADDITIONS           DEDUCTIONS         END OF PERIOD
                            -------------------     ------------         ------------        -------------

FY 2000                        $    860,000         $    175,000         $     59,000         $    984,000
FY 1999                        $     39,000         $    821,000         $         --         $    860,000
FY 1998                        $      8,000         $     31,000         $         --         $     39,000

RESERVE FOR DOUBTFUL ACCOUNTS

                                BALANCE AT                                                    BALANCE AT
                            BEGINNING OF PERIOD       ADDITIONS           DEDUCTIONS         END OF PERIOD
                            -------------------     ------------         ------------        -------------

FY 2000                        $    527,000         $    850,000         $    982,000         $    395,000
FY 1999                        $    181,000         $    441,000         $     95,000         $    527,000
FY 1998                        $    123,000         $    131,000         $     73,000         $    181,000

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

3.1               Amended and Restated Articles of Incorporation(3)

3.2               Bylaws(1)

10.1              Form of Integrated Gaming Services Agreement(1)

10.2              Contingent Grand Prize Risk Assumption Agreement dated October
                  1, 1995, between the Company and SCA Promotions, Inc.(2)

10.3              Form of 1992-3 Warrant Certificate Issued by the Company(1)

10.4              Form of 1995 Warrant Certificate Issued by the Company(1)

10.5 Registration Rights Agreement dated January 23, 1995 between the Company and holders of certain Warrants(1)

10.6 Registration Rights Agreement dated January 23, 1995 between the Company and holders of certain Warrants(1)

10.7 Registration Rights Agreement among the Company and holders of certain Warrants(2)

10.8              1994 Employee Stock Option Plan(1)

10.9              1994 Director Stock Option Plan(1)

10.10             1996 Stock Incentive Plan, as amended(7)

10.11             President's Plan(6)

10.12             1998 Senior Executive Stock Option Plan(7)

10.13             Form of Class A Warrant(4)

10.14             Form of Class B Warrant(4)

10.15 Warrant Agreement dated November 12, 1996 between the Company and Corporate Stock Transfer, as Warrant Agent(4)

10.16             Amendment to Warrant Agreement, dated July 18, 1997(4)

10.17             Consulting Agreement, dated April 15, 1998, between the
                  Company and Larry D. Montgomery(6)

10.18             Amendment to Consulting Agreement dated August 31, 1998(6)

10.19             Shareholder Rights Plan(5)

10.20             2000 Stock Option Plan(7)

21.1              Subsidiaries of Registrant(8)

23.1              Consent of BDO Seidman, LLP(8)

23.2              Consent of PricewaterhouseCoopers LLP(8)

24.1              Power of Attorney (included on page 37)(8)

27.1              Financial Data Schedule(8)

----------

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

(4) Incorporated by reference to the Company's registration statement File No. 333-30721.

(5) Incorporated by reference to the Company's registration statement on Form 8-A, filed with the Commission on October 23, 1998.

(6) Indicates incorporated by reference to the Company's Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1998.

(7) Incorporated by reference to the Company's Registration Statement on Form S-8, filed with the Commission on December 1, 2000.

(8) Filed herewith.