Form 10-Q
period 2000-12-31
MULTIMEDIA GAMES INC
filed 2001-02-09
CIK 896400

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended: DECEMBER 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

               For the transition period from ________ to ________

                         COMMISSION FILE NUMBER: 0-28318

                             MULTIMEDIA GAMES, INC.
             (Exact Name of Registrant as Specified in its Charter)

           TEXAS                                              74-2611034
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




Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

As of December 31, 2000 there were 5,436,800 shares of the Company's Common Stock, par value $.01, outstanding.

                                    FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Consolidated Balance Sheets
(As of December 31, 2000 and September 30, 2000).................................................................3

Consolidated Statements of Income
(For the three months ended December 31, 2000 and 1999)..........................................................4

Statements of Cash Flows
(For the three months ended December 31, 2000 and 1999)..........................................................5

Notes to Unaudited Consolidated Financial Statements.............................................................6

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations..................9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.............................................13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings......................................................................................14

                                     PART I
                              FINANCIAL INFORMATION

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 2000 AND SEPTEMBER 30, 2000


                                                                        DECEMBER 31,       SEPTEMBER 30,
                                                                            2000               2000
                                                                       ---------------    ---------------
                                           ASSETS                        (Unaudited)         (Audited)

CURRENT ASSETS:
   Cash                                                                $     3,403,000    $     1,315,000
   Accounts receivable:
     Trade                                                                   2,499,000          2,793,000
     Game reserve                                                                   --            171,000
     Other                                                                     407,000            596,000
   Allowance for doubtful accounts                                            (312,000)          (395,000)
   Inventory                                                                 2,705,000          2,282,000
   Prepaid expenses                                                            644,000            654,000
   Notes receivable                                                             20,000          2,230,000
   Deferred tax asset                                                          743,000          1,237,000
                                                                       ---------------    ---------------
         TOTAL CURRENT ASSETS                                               10,109,000         10,883,000
                                                                       ---------------    ---------------

Restricted cash and long-term investments                                    1,844,000          1,834,000
Notes receivable - related parties                                             400,000            400,000
Inventory, non-current                                                         799,000            978,000
Property and equipment, net                                                 12,857,000         14,026,000
Other assets                                                                   306,000            281,000
Goodwill, net                                                                  383,000            390,000
                                                                       ---------------    ---------------
         TOTAL ASSETS                                                  $    26,698,000    $    28,792,000
                                                                       ===============    ===============

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Note payable                                                        $     4,178,000    $     5,727,000
   Current portion of long-term debt                                           784,000            745,000
   Accounts payable and accrued expenses                                     4,048,000          4,211,000
   Federal income tax payable                                                1,219,000            694,000
   Halls' share of surplus                                                      20,000                 --
   Prize fulfillment fees payable                                              127,000             93,000
                                                                       ---------------    ---------------
         TOTAL CURRENT LIABILITIES                                          10,376,000         11,470,000
                                                                       ---------------    ---------------

Long-term debt, less current portion                                         1,205,000          1,414,000
Deferred revenue                                                               400,000            400,000
Other long-term liabilities                                                  1,597,000          1,598,000
Deferred tax liability                                                         100,000            864,000
Commitments and contingencies (Note 2)
Stockholders' equity:
   Preferred stock, Series A, $.01 par value, 2,000,000 shares
     authorized, 90,789 shares issued and outstanding                            1,000              1,000
   Common stock, $.01 par value, 25,000,000 shares authorized
     5,669,549 and 5,663,499 shares issued, and
     5,436,800 and 5,502,250 shares outstanding, respectively                   57,000             57,000
   Additional paid-in capital                                               13,574,000         13,551,000
   Stockholders' notes receivable                                             (782,000)          (780,000)
Treasury stock, 232,749 and 161,249 shares at cost                            (967,000)          (580,000)
Retained earnings                                                            1,137,000            797,000
                                                                       ---------------    ---------------
         Total stockholders' equity                                         13,020,000         13,046,000
                                                                       ---------------    ---------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    26,698,000    $    28,792,000
                                                                       ===============    ===============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999



                                                       2000           1999
                                                  ------------    ------------
REVENUES:                                          (Unaudited)     (Unaudited)

   Gaming revenue                                 $ 20,008,000    $ 18,620,000
   Electronic player station sales                      13,000              --
   Electronic player station lease revenue             812,000         793,000
   Other                                               773,000         109,000
                                                  ------------    ------------
         TOTAL REVENUES                             21,606,000      19,522,000
                                                  ------------    ------------

OPERATING COSTS AND EXPENSES:
   Bingo prizes and related costs                    1,115,000       1,837,000
   Allotments to hall operators                     13,452,000      12,036,000
   Cost of electronic player stations sold               7,000              --
   Salaries and wages                                1,399,000       1,193,000
   Selling, general and administrative expenses      2,575,000       2,181,000
   NGI judgment and related fees                            --           1,000
   Amortization and depreciation                     2,331,000       2,067,000
                                                  ------------    ------------
         TOTAL OPERATING COSTS AND EXPENSES         20,879,000      19,315,000
                                                  ------------    ------------
Operating income                                       727,000         207,000
Interest income                                         35,000          37,000
Software licensing fee                                      --         600,000
Interest expense                                      (176,000)       (217,000)
Equity in loss of unconsolidated subsidiary                 --         (63,000)
                                                  ------------    ------------
Income before income taxes                             586,000         564,000
Income tax expense                                     222,000         241,000
                                                  ------------    ------------
         NET INCOME                               $    364,000    $    323,000
                                                  ============    ============

Basic earnings per share                          $        .06    $        .05
                                                  ============    ============

Diluted earnings per share                        $        .06    $        .05
                                                  ============    ============



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999


                                                                 2000             1999
                                                             ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                         (Unaudited)     (Unaudited)

Net income                                                   $    364,000    $    323,000
Adjustments to reconcile net income to cash
   provided by operating activities:
   Amortization and depreciation                                2,331,000       2,067,000
   Payment on NGI lawsuit settlement                                   --        (800,000)
   Deferred taxes                                                (327,000)        241,000
   Equity in loss of unconsolidated subsidiary                         --         (63,000)
   (Increase) decrease in:
     Accounts receivable                                          571,000       1,072,000
     Notes receivable                                           2,210,000              --
     Notes receivable - related party                                  --        (400,000)
     Inventory                                                    488,000         (24,000)
     Prepaid expenses                                              36,000        (277,000)
     Other assets                                                 (50,000)        163,000
     Accounts payable and accrued expenses                       (114,000)     (1,243,000)
     Federal income tax payable                                   550,000              --
     Prize fulfillment fees payable                                34,000           5,000
                                                             ------------    ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                       6,093,000       1,064,000
                                                             ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment                       (1,884,000)       (987,000)
   Increase in restricted cash and long-term investments
     and other long-term liabilities                              (10,000)         81,000
                                                             ------------    ------------
NET CASH USED IN INVESTING ACTIVITIES                          (1,784,000)       (906,000)
                                                             ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from common stock
     including collection of shareholders' notes                   21,000         (21,000)
   Proceeds from (repayments on) note payable, net             (1,549,000)          9,000
   Principal payments of debt                                     (31,000)        (60,000)
   Payment on NGI lawsuit settlement                             (140,000)             --
   Payment of preferred stock dividends                           (25,000)        (25,000)
   Purchase of treasury stock                                    (387,000)             --
                                                             ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                          (2,111,000)        (97,000)
                                                             ------------    ------------
Net increase in cash                                            2,088,000          61,000
Cash, beginning of period                                       1,315,000      1,295,0000
                                                             ------------    ------------
Cash, end of period                                          $  3,403,000    $  1,356,000
                                                             ============    ============
SUPPLEMENTAL CASH FLOW DATA:
   Interest paid                                             $    179,000    $    142,000
                                                             ============    ============
   Federal income tax paid                                             --              --
                                                             ============    ============
NON-CASH TRANSACTIONS:
Transfer of inventory to property and equipment              $    773,000    $         --
                                                             ============    ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes contained within the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

The financial statements included herein as of December 31, 2000 and for each of the three months ended December 31, 2000 and 1999, have been prepared by the Company without an audit, pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the three months ended December 31, 2000 are not necessarily indicative of the results which will be realized for the year ending September 30, 2001.

Reclassifications - Certain balances on the September 30, 2000 balance sheet have been reclassified to the December 31, 2000 presentation.

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

Income Per Common Share - Income per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("FAS 128"). Presented below is the computation of basic and diluted earnings per share.

                           FOR THE THREE MONTHS ENDED
                                DECEMBER 31, 2000


                                                                          PER SHARE
                                                INCOME        SHARES       AMOUNT
                                              ----------    ----------   ----------

Net Income, as reported                       $  364,000
Less: preferred stock dividends                  (25,000)           --           --
                                              ----------    ----------   ----------
Basic EPS:
Income available to common shareholders       $  339,000     5,479,888   $      .06
                                              ----------    ----------   ----------
Effect of Dilutive Securities:
  Options                                             --       536,415           --
  Warrants                                            --        16,160           --
  Convertible preferred stock                     25,000       435,195           --
                                              ----------    ----------   ----------
Diluted EPS:
Income available to common shareholders
plus assumed conversions                      $  364,000     6,467,658   $      .06
                                              ==========    ==========   ==========

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

                           FOR THE THREE MONTHS ENDED
                                DECEMBER 31, 1999


                                                  INCOME        SHARES        AMOUNT
                                                ----------    ----------   ----------

Net Income, as reported                         $  323,000
Less: preferred stock dividends                    (25,000)           --           --
                                                ----------    ----------   ----------
Basic EPS:
Income available to common shareholders         $  298,000     5,505,020   $      .05
                                                ----------    ----------   ----------
Effect of Dilutive Securities:
  Options                                               --        39,905           --
  Warrants                                              --            --           --
  Convertible preferred stock                       25,000       435,195           --
                                                ----------    ----------   ----------
Diluted EPS:
Income available to common shareholders
plus assumed conversions                        $  323,000     5,980,120   $      .05
                                                ==========    ==========   ==========

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

The government appealed both decisions to the applicable Federal Circuit Court of Appeals. On August 29, 2000, the Ninth Circuit Court of Appeals affirmed the decision of the California District Court and held that MegaMania was legal Class II gaming and that the EPS used to play the games were legal technological aids to the play of the game and were not illegal "gambling devices." On October 31, 2000, the Tenth Circuit Court similarly affirmed the decision of the Oklahoma District Court. The government's time to appeal the decisions of the Ninth and Tenth Circuits to the U.S. Supreme Court has expired with no appeal taken.

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

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS


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

Network Gaming Litigation Settlement

In December 1999, the Company entered into an agreement with Network Gaming International Corporation ("NGI") that settled a $3.1 million verdict against the Company for breach of contract that had been awarded in November 1999 by a jury in the Federal District Court for the Northern District of Oklahoma. Pursuant to the settlement, the Company paid $800,000 to NGI in December 1999, and has agreed to pay NGI an additional $2.275 million in cash over three years. In addition, the Company delivered 125,000 shares of its Common Stock to NGI in December 1999. In accordance with the agreement, the Company paid $140,000 to NGI during the quarter ended December 31, 2000. All payments to NGI under the agreement are secured by a lien on the Company's assets that is junior and subordinate to the lien of the Company's senior bank lender. If the Company defaults on its payment obligation to NGI, NGI has reserved the right to pursue collection of its total judgment, plus interest and attorney's fees, aggregating $3.5 million, less any amounts previously paid by the Company.

WMS Gaming

In December 1999, the Company entered into a license agreement with WMS(R) Gaming Inc. (WMS) to use the trademarks, logos and other audiovisual aids and graphics used by WMS in its highly successful Class III gaming devices. This agreement will expire on December 31, 2001. As of the end of the first quarter of fiscal 2001, the Company is in compliance with all provisions of the agreement. The Company's contract with WMS Gaming, Inc. requires the purchase of a minimum number of units over specified periods. The Company's business generally, its cash flow and its reputation could be materially impaired in the event that it is required to pay liquidated damages under this contract.

3.  RELATED PARTY TRANSACTIONS

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

On November 9, 2000, the Company entered into a consulting agreement with Marty Keane, a Director of the Company, for a period of one year. Mr. Keane is compensated by the Company at the rate of $57,500 per year. The consulting agreement is automatically renewable on a year-to-year basis unless either party gives notice of termination at least 90 days prior to the expiration of the then term of the agreement.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

4.  EQUITY INVESTMENT

In December 1999, the Company's wholly-owned subsidiary, GameBay.com, (GameBay) issued 71% of its equity securities to a group of investors for $6.5 million. In connection with that transaction, the Company granted GameBay a license to use the Company's intellectual property for Internet non-gaming purposes. In consideration of the license grant, the Company received a one-time fee of $1.0 million, of which $400,000 was scheduled for payment in December 2000. The Company is also entitled to a royalty of 5% of GameBay's gross revenue. The Company has deferred recognition of the $400,000 GameBay note receivable into income until payment is received. The Company has not received any royalty payments to date. In December 2000, the Company and GameBay mutually agreed to extend the due date of the $400,000 payment until December 2002, and to defer the payment of interest for one year. In consideration for the payment extension and interest payment deferral, GameBay granted the Company ten-year warrants to purchase 100,000 shares of GameBay common stock at $5.00 per share. Mr. Graves, a Director of the Company and its Chief Executive Officer, is a Director of GameBay. Mr. Kaplan, who was elected as a Director of the Company in November 2000, is also a Director of GameBay.

Gregory N. Stern, a former Director of the Company who resigned in June 1999, was involved with establishing GameBay while he was a Director of the Company. In connection with his resignation, the Company agreed to pay Mr. Stern 2% of whatever interest the Company retained or received in GameBay, including 2% of the 490,000 shares of GameBay common stock held by the Company and 2% of any royalties received by the Company from GameBay pursuant to a license to use the Company's intellectual property. No amounts have become payable to Mr. Stern during the quarter ended December 31, 2000.

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

Prior to fiscal 2000, virtually all of the Company's games and equipment were designed and operated to meet the requirements for Class II gaming as defined in the Indian Gaming Regulatory Act of 1988, as amended ("IGRA"). IGRA defines Class II gaming as bingo, pull-tabs, lotto, punch boards, tip jars, instant bingo and other games similar to bingo if those games are played at the same location where bingo is being played. Class II games are regulated by the tribes without interference from the states. All other common gambling games are Class III and involve state regulation. In late fiscal 1999, the Company began to design, develop and market Class III games and equipment in the state of Washington. As of December 31, 2000, there were 5,184 EPS in operation at 81 independently owned Indian gaming facilities located in six states, of which 1,308 EPS were Class III located in eight gaming halls in the state of Washington. This compares to 4,374 EPS that were in operation at December 31, 1999, of which 556 EPS were Class III located in four gaming halls in the state of Washington and 3,818 were Class II located at 76 bingo halls in eight states and the District of Columbia. Also as of December 31, 2000, the Company's live TV bingo game show, MegaBingo, was being delivered to 18 independently owned Indian bingo halls located in six states, a decrease of 21 bingo halls compared to December 31, 1999.

During fiscal 1999, the Company formed GameBay.com, Inc. as a wholly-owned subsidiary to pursue the development of non-gambling activities on the Internet using interactive bingo games as a platform to derive advertising and product

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

sale revenues. In December 1999, GameBay.com entered into a licensing agreement with MGAM to use all of MGAM's intellectual property for non-gambling Internet applications for a one-time fee of $1.0 million, of which $400,000 was scheduled for payment in December 2000. The Company was also granted a perpetual royalty of 5% of GameBay's gross revenue. The Company has deferred recognition of the $400,000 GameBay note receivable into income until payment is received. In connection with the license grant, GameBay issued 71% of its shares of common stock (including preferred stock convertible into common stock) in a private placement to a group of investors for $6.5 million. In December 2000, the Company and GameBay mutually agreed to extend the due date of the $400,000 payment until December 2002, and to defer the payment of interest for one year. In consideration for the payment extension and interest payment deferral, GameBay granted the Company ten-year warrants to purchase 100,000 shares of GameBay common stock at $5.00 per share.

MegaBingo,(R) MegaMania,(R) and MegaNanza(TM) are trademarks and tradenames of the Company, and all references herein are deemed to include the applicable tradename or trademark designation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

NET INCOME was $364,000 for the first quarter of fiscal 2001 compared to $323,000 for the first quarter of fiscal 2000. Company operations resulted in pretax earnings of $586,000 for the three months ended December 31, 2000, an increase of $22,000 from the 1999 pretax earnings of $564,000. The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) amounted to $3,058,000 for the first fiscal quarter, up 9% from the 2000 EBITDA of $2,811,000.

REVENUES totaled $21,606,000 for the first quarter of fiscal 2001, compared to $19,522,000 for the first quarter of fiscal 2000, an increase of $2,084,000, or 11%. The Company's interactive games generated revenues of $18,943,000 for the three months ended December 31, 2000, including $521,000 from Class III gaming, as compared to $16,550,000 in the first quarter of fiscal 2000, including $287,000 from Class III gaming, an increase of 14%. For the three months ended December 31, 2000, TV bingo game show revenues of $1,065,000 declined $1,005,000, or 49% from 1999's $2,070,000. This reflected the continuation of the trend experienced during fiscal 2000 of player headcounts declining at most bingo facilities across the country. In addition, the reduction in the number of halls participating in MegaBingo during fiscal 2000 and fiscal 2001 also affected first quarter performance.

Hall participation in MegaBingo, the oldest game in the Company's product line, has declined for a number of reasons. The game has changed little since it began play in 1988, and has accordingly waned in popularity. Also, some halls have reduced their paper bingo operations to pursue the more lucrative Class II interactive or Class III markets. Other tribal customers who have a sufficient number of traditional bingo players have elected to conduct their own high-stakes bingo games. In an effort to improve the profitability of its MegaBingo product line, the Company reduced the number of weekly satellite broadcasts. This measure allowed the Company to improve MegaBingo's profitability by concentrating on nights with relatively strong sales. MegaBingo is currently undergoing a revision. The Company is not able to predict what effect, if any, this will have on future revenues; however, the Company does not expect this revision to have a material adverse affect on the Company's financial statements for the year ended September 30, 2001.

Electronic player station and equipment sales for the first fiscal quarter of 2001 were $13,000 compared to zero over the same period of fiscal 2000.

Lease revenues from EPS leased to Native American Tribes increased from $793,000 in the first quarter of fiscal 2000 to $812,000, or 2%, in 2001.

Other revenues increased from $109,000 for the quarter ended December 31, 1999 to $773,000 for the same period in fiscal 2001. Fee income, which related to the Company's Class III operations and to equipment servicing, increased $376,000 and $288,000 in fiscal years 2001 and 2000, respectively.

BINGO PRIZES AND RELATED COSTS amounted to $1,116,000 for the three months ended December 31, 2000, compared to $1,837,000 for the three months ended December 31, 1999, a decrease of $722,000, or 39%. This decrease is primarily related to the decrease in MegaBingo revenues, but is less than proportional to the decline in TV Bingo game show

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

revenue due to the fixed level of costs required to produce the TV Bingo game shows. Interactive gaming revenues are recorded net of prize costs; therefore, those prizes are not reflected in bingo prizes and related costs.

ALLOTMENTS TO HALL OPERATORS consist of the bingo halls' share of the interactive gaming revenues after prizes and allocable prize costs. Allotments to hall operators increased $1,416,000, or 12%, to $13,452,000 for the three months ended December 31, 2000, compared to $12,036,000 for the three months ended December 31, 1999. Hall commissions related to TV Bingo game shows declined as a result of the decrease in the play of MegaBingo.

COST OF ELECTRONIC PLAYER STATIONS SOLD was $7,000 for the three months ended December 31, 2000, compared to zero for the quarter ended December 31, 1999.

SALARIES AND WAGES amounted to $1,399,000 for the three months ended December 31, 2000, compared to $1,193,000 for the three months ended December 31, 1999, an increase of $206,000, or 17%. The increase relates primarily to the severance paid to 30 individuals in December 2000, as a result of the Company streamlining operations.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $394,000 or 18% to $2,575,000 for the three months ended December 31, 2000, compared to $2,181,000 for the three months ended December 31, 1999. In the quarter ending December 31, 2000, advertising and promotions increased $169,000, or 143% over the first quarter of fiscal 2000, due in part to an October 2000 trade show, the release of a new game, and Class III promotions. Legal and professional fees increased $134,000, or 56%, primarily from legal research on the development of new product lines. For the first fiscal quarter of 2001, rent increased $125,000, or 44%, because of additional office space acquired in Austin and the addition of a warehouse in Washington. Also, problems with the satellite transmitter for the TV Bingo game required renting satellite trucks. These increases in SG&A expenses were offset in part by a decrease in telecommunications costs. These costs amounted to $225,000 for the first quarter of fiscal 2001, compared to $426,000 in the first quarter of fiscal 2000, down 47% primarily as a result of the renegotiation of some telecommunication contracts.

AMORTIZATION AND DEPRECIATION increased $264,000, or 13%, to $2,331,000 for the three months ended December 31, 2000, compared to $2,067,000 for the same period in fiscal 2000. This increase in depreciation is a result of the Company making $1.0 million in capital additions during the first quarter of fiscal 2001.

SOFTWARE LICENSING FEES totaled $600,000 for the first fiscal quarter of 2000. No such fees were recognized during the same period in fiscal 2001. The Company granted an exclusive right to its intellectual property for non-gambling sweepstakes purposes to GameBay.com. In consideration of the license grant, the Company received a one-time fee of $1.0 million, of which $600,000 was received in cash in December 1999, with the remaining $400,000 due in December 2002. The Company has deferred recognition of the $400,000 GameBay.com note receivable into income until payment is received.

INTEREST INCOME decreased slightly from $37,000 in the quarter ended December 31, 1999 to $35,000, or 5%, for the same quarter of fiscal 2001.

INTEREST EXPENSE amounted to $176,000 for the three months ended December 31, 2000, compared to $217,000 for the three months ended December 31, 1999, a decrease of $41,000, or 19%. This decrease resulted from a lower outstanding balance on the working capital line of credit over the first quarter of fiscal 2001 compared to the same quarter of fiscal 2000.

EQUITY IN LOSS OF UNCONSOLIDATED SUBSIDIARY. As a result of GameBay.com's issuance of 71% of its shares of common stock to an investor group, the Company is recording the investment using the equity method and recognizing its pro rata share of GameBay.com's estimated net loss since December 1999. The Company did not recognize any loss on an unconsolidated subsidiary for the quarter ended December 31, 2000, due to the net book value of the Company's investment in GameBay.com being reduced to zero by September 30, 2000. The equity in loss of unconsolidated subsidiary for the quarter ended December 31, 1999 was $62,600.

INCOME TAX amounted to $222,000 for the three months ended December 31, 2000, compared to $241,000 for the three months ended December 31, 1999, a decrease of approximately $19,000. This decrease is the result of a lower number of non-deductible expenses for the quarter ended December 31, 2000 than in 1999.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had unrestricted cash of $3.4 million, a $2.1 increase from December 31, 1999. During the quarters ended December 31, 2000 and 1999, $6.1 million and $1.1 million, respectively, of cash was provided by operations. The Company used $1.9 million and $0.9 million, respectively, in investing activities in 2000 and 1999, almost entirely for additions to fixed assets, consisting primarily of software development for interactive gaming, and hardware for interactive gaming player stations and game operation. The Company used $2.1 million in cash from financing activities in 2000 for the repayment of borrowings under its bank line of credit facility entered into during 1999 as well as for the Company's treasury stock acquisition program. Negative working capital, which includes $4.2 million of borrowings outstanding under the line of credit, amounted to $267,000 at December 31, 2000, compared to $2.9 million at December 31, 1999. This improvement in working capital resulted from the repayment of nearly $4.0 million on the Company's line of credit.

During the quarter ended December 31, 2000, the Company incurred legal and professional fees and expenses of approximately $373,000, an increase of $133,000 when compared to the quarter ended December 31, 1999. Most of the increase resulted from legal research on the development of new product lines, including MegaNanza, which was introduced at the end of the first quarter. Legal fees and expenses related to MegaMania as well other litigation are not expected to approach the levels of fiscal 2000. However, this expectation could change depending upon a number of factors, including those described under "Item 1. Business - Risk Factors - The Company Operates in an Uncertain Legal and Regulatory Environment," contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Also during the quarter ended December 31, 2000, the Company collected nearly $2.0 million in notes receivable, which resulted from sales transactions occurring in fiscal 2000.

On July 29, 1999, the Company entered into a revolving credit facility with Coast Business Credit, a Division of Southern Pacific Bank, located in Los Angeles, California. Pursuant to the credit facility, the Company may borrow up to $10 million, or such lesser amount as is permitted under various borrowing base formulas. As of December 31, 2000, under the most restrictive of the borrowing base formulas, there was $8.7 million of borrowings available to the Company, of which $4.2 million had been borrowed and was outstanding. The credit facility expires in July 2002 and is secured by all assets of the Company and the personal guarantee of $1.5 million from the Company's Chairman and CEO. Borrowings under the facility bear interest, payable monthly, at a rate equal to the greater of 9%, or 1.75% above the prime rate from time to time in effect. All of the Company's revenues are deposited into a "blocked" account controlled by the Bank and disbursements from the "blocked" account may be made only with the approval of the Bank. In December 1999, the credit facility was amended in connection with obtaining Coast's consent to the terms of the settlement of the NGI litigation (see Note 2 of Notes to Consolidated Financial Statements). The amendment waived any defaults that may have resulted from the settlement, increased the early termination fee payable by the Company in the event the Company prepays the credit facility prior to its maturity in July 2002, and required the Company to pay a $100,000 fee to Coast in consideration for the amendment.

Effective April 2000, the Board of Directors authorized the Company to repurchase up to 300,000 shares of its common stock, subject to the approval of the Company's lender. The timing and total number of shares repurchased will depend on prevailing market conditions and other investment opportunities. During the first quarter of fiscal 2001, the Company repurchased 71,500 shares of its common stock at an average cost of $5.47 per share. On December 31, 2000, the Company's common stock traded at $5.125 on a volume of 28,700 shares. The Company purchased 127,250 shares of its common stock during fiscal 2000, at an average cost of $4.00 per share.

With the approval of the Company's senior lender, on September 14, 2000, the Company executed a promissory note with Wells Fargo Bank Texas, N.A., located in Austin, Texas, for the purchase of 16 minivans for use by the service technicians. The original amount of the note was $275,000, and the balance accrues interest at the National Association Base Rate plus 1%, resulting in an initial rate of 10.5%. Payments are due monthly beginning October 14, 2000, with a final payment due September 14, 2002. There is no penalty for early payment of the note. The note is collateralized by the 16 vehicles purchased with the loan proceeds, and the personal guarantees of the Company's Chairman and CEO and the Company's President and COO.

The Company believes that its current operations can be sustained with cash from operations.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

CONTINGENCIES

For information regarding contingencies, see "PART II - Item 1. Legal Proceedings."

INFLATION AND OTHER COST FACTORS

The Company's operations have not been, nor are they expected to be, materially affected by inflation. However, the Company's operational expansion is affected by the cost of hardware components, which are not considered to be inflation sensitive, but rather, sensitive to changes in technology and competition in the hardware markets. In addition, the Company expects it will continue to incur increased legal and other similar costs associated with regulatory compliance requirements and the uncertainties present in the operating environment in which the Company conducts its business.

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

FUTURE EXPECTATIONS AND FORWARD-LOOKING STATEMENTS

This Quarterly Report and the information incorporated herein by reference contains various "forward-looking statements" within the meaning of Federal and state securities laws, including those identified or predicated by the words "believes," anticipates," "expects," "plans," or similar expressions. Such statements are subject to a number of uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the uncertainties inherent to the outcome of any litigation of the type described in this quarterly report under "PART II - Item 1. Legal Proceedings," as well as those other factors as described under "Item 1. Business - Risk Factors," contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, which are incorporated herein by this reference. Given these uncertainties, readers of this Quarterly Report are cautioned not to place undue reliance upon such statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the effects of short-term interest rates under the Company's line of credit, which the Company does not consider material, the Company is not subject to any other interest rate, exchange rate, or commodity price risks.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

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

The government appealed both decisions to the applicable Federal Circuit Court of Appeals. On August 29, 2000, the Ninth Circuit Court of Appeals affirmed the decision of the California District Court and held that MegaMania was legal Class II gaming and that the EPS used to play the games were legal technological aids to the play of the game and were not illegal "gambling devices." On October 31, 2000, the Tenth Circuit Court similarly affirmed the decision of the Oklahoma District Court. The government's time to appeal the decisions of the Ninth and Tenth Circuits to the U.S. Supreme Court has expired with no appeal taken.

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

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

Network Gaming Litigation Settlement

In December 1999, the Company entered into an agreement with Network Gaming International Corporation ("NGI") that settled a $3.1 million verdict against the Company for breach of contract that had been awarded in November 1999 by a jury in the Federal District Court for the Northern District of Oklahoma. Pursuant to the settlement, the Company paid $800,000 to NGI in December 1999, and has agreed to pay NGI an additional $2.275 million in cash over three years. In addition, the Company delivered 125,000 shares of its Common Stock to NGI in December 1999. In accordance with the agreement, the Company paid $140,000 to NGI during the quarter December 31, 2000. All payments to NGI under the agreement are secured by a lien on the Company's assets that is junior and subordinate to the lien of the Company's senior bank lender. If the Company defaults on its payment obligation to NGI, NGI has reserved the right to pursue collection of its total judgment, plus interest and attorney's fees, aggregating $3.5 million, less any amounts previously paid by the Company.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated February 8, 2001                          Multimedia Games, Inc.



                                                By: /s/ Frank W. Rehanek, Jr.
                                                   -----------------------------
                                                   Frank W. Rehanek, Jr.
                                                   Chief Financial and Principal
                                                   Accounting Officer