Form 10-Q
period 2001-03-31
MULTIMEDIA GAMES INC
filed 2001-05-09
CIK 896400

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO
                                          -----------    ------------

                         COMMISSION FILE NUMBER: 0-28318

                             MULTIMEDIA GAMES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                   TEXAS                                          74-2611034
(State or Other Jurisdiction of Incorporation)       (IRS Employer Identification Number)

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

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes  X   No
                                     ---     ---

As of March 31, 2001 there were 5,262,748 shares of the Company's Common Stock, par value $.01, outstanding.

                                    FORM 10-Q

                                      INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets
(As of March 31, 2001 (unaudited) and September 30, 2000).........................................................3

Unaudited Consolidated Statements of Income
(For the Three months ended March 31, 2001 and 2000)..............................................................4

Unaudited Consolidated Statements of Income
(For the Six months ended March 31, 2001 and 2000)................................................................5

Unaudited Consolidated Statements of Cash Flows
(For the Six months ended March 31, 2001 and 2000)................................................................6

Notes to Unaudited Consolidated Financial Statements..............................................................7

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations...................11

Item 3. Quantitative and Qualitative Disclosures about Market Risk...............................................17

PART II. OTHER INFORMATION

Item 1. Legal Proceedings........................................................................................18

                                     PART I
                              FINANCIAL INFORMATION

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND SEPTEMBER 30, 2000

                                                                       MARCH 31,       SEPTEMBER 30,
                                                                         2001              2000
                                                                     ------------      -------------
                                              ASSETS                  (Unaudited)        (Audited)
CURRENT ASSETS:
     Cash and cash equivalents                                       $  2,393,000      $  1,315,000
     Accounts receivable:
       Trade                                                            2,342,000         2,793,000
       Game reserve                                                            --           171,000
       Other                                                              147,000           596,000
     Allowance for doubtful accounts                                     (287,000)         (395,000)
     Inventory                                                          3,536,000         2,282,000
     Prepaid expenses                                                     880,000           654,000
     Notes receivable                                                     207,000         2,230,000
     Deferred tax asset                                                   960,000         1,237,000
                                                                     ------------      ------------
         TOTAL CURRENT ASSETS                                          10,178,000        10,883,000
                                                                     ------------      ------------
Restricted cash and long-term investments                               1,847,000         1,834,000
Notes receivable - related parties                                             --           400,000
Inventory, non-current                                                    427,000           978,000
Property and equipment, net                                            13,350,000        14,026,000
Other assets                                                              249,000           281,000
Goodwill, net                                                             376,000           390,000
                                                                     ------------      ------------
         TOTAL ASSETS                                                $ 26,427,000      $ 28,792,000
                                                                     ============      ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable                                                    $  4,501,000      $  5,727,000
     Current portion of long-term debt                                    700,000           745,000
     Accounts payable and accrued expenses                              4,966,000         4,211,000
     Federal income tax payable                                           675,000           694,000
     Hall's share of surplus                                              360,000                --
     Prize fulfillment fees payable                                        62,000            93,000
                                                                     ------------      ------------
         TOTAL CURRENT LIABILITIES                                     11,264,000        11,470,000
                                                                     ------------      ------------
Long-term debt, less current portion                                      895,000         1,414,000
Deferred revenue                                                               --           400,000
Other long-term liabilities                                             1,597,000         1,598,000
Deferred tax liability                                                         --           864,000
Commitments and contingencies (Notes 2 and 3)
Stockholders' equity:
     Preferred stock, Series A, $.01 par value, 2,000,000 shares
       authorized, 90,789 shares issued and outstanding                     1,000             1,000
     Common stock, $.01 par value, 25,000,000 shares authorized
       5,716,249 and 5,663,499 shares issued, and
       5,262,748 and 5,502,250 shares outstanding;                         57,000            57,000
     Additional paid-in capital                                        13,714,000        13,551,000
     Stockholders' notes receivable                                      (784,000)         (780,000)
Treasury stock, 453,501 and 161,249 shares at cost                     (2,374,000)         (580,000)
Retained Earnings                                                       2,057,000           797,000
                                                                     ------------      ------------
         Total stockholders' equity                                    12,671,000        13,046,000
                                                                     ------------      ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 26,427,000      $ 28,792,000
                                                                     ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                          2001              2000
                                                      ------------      ------------
REVENUES:                                              (unaudited)       (unaudited)
     Gaming revenue                                   $ 25,310,000      $ 22,584,000
     Electronic player station sales                            --           145,000
     Electronic player station lease revenue               881,000           390,000
     Class III back-office fees                            455,000           139,000
     Other                                                 338,000             4,000
                                                      ------------      ------------
         TOTAL REVENUES                                 26,984,000        23,262,000
     Bingo prizes and related costs                        374,000         1,608,000
     Allotments to hall operators                       17,628,000        14,867,000
                                                      ------------      ------------
         NET REVENUES                                    8,982,000         6,787,000
                                                      ------------      ------------
OPERATING COSTS AND EXPENSES:
     Cost of electronic player stations sold                    --            69,000
     Salaries and wages                                  1,314,000         1,238,000
     Selling, general and administrative expenses        3,715,000         2,497,000
     NGI judgment and related fees                              --             2,000
     Amortization and depreciation                       2,278,000         1,760,000
                                                      ------------      ------------
         TOTAL OPERATING COSTS AND EXPENSES              7,307,000         5,566,000
                                                      ------------      ------------
         OPERATING INCOME                                1,675,000         1,221,000
Interest income                                             22,000            31,000
Interest expense                                          (156,000)         (223,000)
Equity in loss of unconsolidated subsidiary                     --          (269,000)
                                                      ------------      ------------
Income before income taxes                               1,541,000           760,000
Income tax expense                                         596,000           255,000
                                                      ------------      ------------
         NET INCOME                                   $    945,000      $    505,000
                                                      ============      ============

Basic earnings per share                              $        .17      $        .08
                                                      ============      ============

Diluted earnings per share                            $        .15      $        .08
                                                      ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000

                                                          2001              2000
                                                      ------------      ------------
REVENUES:                                              (unaudited)       (unaudited)
     Gaming revenue                                   $ 45,317,000      $ 41,204,000
     Electronic player station sales                        13,000           144,000
     Electronic player station lease revenue             1,694,000         1,183,000
     Class III back office fees                            851,000           233,000
     Other                                                 716,000            20,000
                                                      ------------      ------------
         TOTAL REVENUES                                 48,591,000        42,784,000
     Bingo prizes and related costs                      1,489,000         3,445,000
     Allotments to hall operators                       31,079,000        26,903,000
                                                      ------------      ------------
         NET REVENUES                                   16,023,000        12,436,000
                                                      ------------      ------------
OPERATING COSTS AND EXPENSES:
     Cost of electronic player stations sold                 8,000            69,000
     Salaries and wages                                  2,713,000         2,431,000
     Selling, general and administrative expenses        6,291,000         4,678,000
     NGI judgment and related fees                              --             3,000
     Amortization and depreciation                       4,609,000         3,828,000
                                                      ------------      ------------
         TOTAL OPERATING COSTS AND EXPENSES             13,621,000        11,009,000
                                                      ------------      ------------
         OPERATING INCOME                                2,402,000         1,427,000
Interest income                                             57,000            68,000
Software licensing fee                                          --           600,000
Interest expense                                          (332,000)         (439,000)
Equity in loss of unconsolidated subsidiary                     --          (332,000)
                                                      ------------      ------------
Income before income taxes                               2,127,000         1,324,000
Income tax expense                                         818,000           496,000
                                                      ------------      ------------
         NET INCOME                                   $  1,309,000      $    828,000
                                                      ============      ============

Basic earnings per share                              $        .23      $        .14
                                                      ============      ============

Diluted earnings per share                            $        .20      $        .14
                                                      ============      ============

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000

                                                                             2001             2000
                                                                          -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                     (Unaudited)      (Unaudited)
Net income                                                                $ 1,309,000      $   828,000
Adjustments to reconcile net income to cash
   provided by operating activities:
     Amortization and depreciation                                          4,609,000        3,828,000
     Deferred taxes                                                          (587,000)          80,000
     Gain/Loss on disposal of property and equipment                           (1,000)          75,000
     Equity in loss of unconsolidated subsidiary                                   --          332,000
     (Increase) decrease in:
       Accounts receivable                                                    963,000          748,000
       Inventory                                                             (703,000)         189,000
       Prepaid expenses                                                      (226,000)         (46,000)
       Other assets                                                            32,000               --
       Accounts payable and accrued expenses                                  755,000       (1,088,000)
       Payment on NGI lawsuit settlement                                           --         (800,000)
       Federal income tax payable                                             (19,000)              --
       Hall's share of surplus                                                360,000          821,000
       Prize fulfillment fees payable                                         (31,000)         (28,000)
                                                                          -----------      -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                          6,461,000        4,939,000
                                                                          -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                 (3,918,000)      (2,371,000)
     Increase (decrease) in restricted cash and long-term investments
       and other long-term liabilities                                        (13,000)          31,000
                                                                          -----------      -----------
         NET CASH USED IN INVESTING ACTIVITIES                             (3,931,000)      (2,340,000)
                                                                          -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from common stock,
       including collection of shareholders' notes                            159,000               --
     Repayments on note payable, net                                       (1,226,000)      (1,927,000)
     Principal payments of debt                                              (274,000)         (77,000)
     Collection of notes receivable                                         2,023,000               --
     Payment on NGI lawsuit settlement                                       (290,000)        (125,000)
     Payment of preferred stock dividends                                     (50,000)         (75,000)
     Purchase of treasury stock                                            (1,794,000)              --
                                                                          -----------      -----------
         NET CASH USED IN FINANCING ACTIVITIES                             (1,452,000)      (2,204,000)
                                                                          -----------      -----------
Net increase in cash                                                        1,078,000          395,000
Cash, beginning of period                                                   1,315,000        1,295,000
                                                                          -----------      -----------
Cash, end of period                                                       $ 2,393,000      $ 1,690,000
                                                                          ===========      ===========
SUPPLEMENTAL CASH FLOW DATA:
Interest paid                                                             $   359,000      $   358,000
                                                                          ===========      ===========
Federal income tax paid                                                   $ 1,110,000      $    75,000
                                                                          ===========      ===========
NON-CASH TRANSACTIONS:
Transfer of inventory to property and equipment                           $ 2,766,000      $ 1,120,000
                                                                          ===========      ===========
Offset a note receivable against related deferred revenue                 $   400,000      $        --
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

The financial statements included herein as of March 31, 2001, and for each of the three and six month periods ended March 31, 2001 and 2000 have been prepared by the Company, without an audit, pursuant to generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the three and six months ended March 31, 2001 are not necessarily indicative of the results which will be realized for the year ending September 30, 2001. The September 30, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

Reclassifications - Certain balances on the September 30, 2000 balance sheet have been reclassified to the March 31, 2001 presentation.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts and inventory obsolescence, asset lives of equipment, and deferred tax assets. Actual results may differ from these estimates in the near term.

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

                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2001

                                                                       PER SHARE
                                             INCOME         SHARES      AMOUNT
                                            ---------      ---------   ---------

Net Income, as reported                     $ 945,000
Less: preferred stock dividends               (25,000)            --       --
                                            ---------      ---------     ----
Basic EPS:
Income available to common shareholders     $ 920,000      5,345,737     $.17
                                            ---------      ---------     ----

Effect of Dilutive Securities:
     Options                                       --        664,566       --
     Warrants                                      --         20,852       --
     Convertible preferred stock               25,000        435,195       --
                                            ---------      ---------     ----

Diluted EPS:
Income available to common shareholders
plus assumed conversions                    $ 945,000      6,466,350     $.15
                                            =========      =========     ====

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2000

                                                                       PER SHARE
                                              INCOME         SHARES      AMOUNT
                                             ---------      ---------  ---------

Net Income, as reported                      $ 505,000
Less: preferred stock dividends                (50,000)            --       --
                                             ---------      ---------     ----
Basic EPS:
Income available to common shareholders      $ 455,000      5,619,150     $.08
                                             ---------      ---------     ----

Effect of Dilutive Securities:
     Options                                        --         34,878       --
     Warrants                                       --             --       --
     Convertible preferred stock                50,000        435,195       --
                                             ---------      ---------     ----

Diluted EPS:
Income available to common shareholders
plus assumed conversions                     $ 505,000      6,089,223     $.08
                                             =========      =========     ====

                            FOR THE SIX MONTHS ENDED
                                 MARCH 31, 2001

                                                                           PER SHARE
                                               INCOME           SHARES       AMOUNT
                                             -----------      -----------  ---------

Net Income, as reported                      $ 1,309,000
Less: preferred stock dividends                  (50,000)              --       --
                                             -----------      -----------     ----
Basic EPS:
Income available to common shareholders      $ 1,259,000        5,423,367     $.23
                                             -----------      -----------     ----

Effect of Dilutive Securities:
     Options                                          --          602,420       --
     Warrants                                         --           18,647       --
     Convertible preferred stock                  50,000          435,195       --
                                             -----------      -----------     ----

Diluted EPS:
Income available to common shareholders
plus assumed conversions                     $ 1,309,000        6,479,629     $.20
                                             ===========        =========     ====

                            FOR THE SIX MONTHS ENDED
                                 MARCH 31, 2000

                                                                       PER SHARE
                                              INCOME         SHARES      AMOUNT
                                             ---------      ---------  ---------

Net Income as reported                       $ 828,000
Less: preferred stock dividends                (75,000)            --       --
                                             ---------      ---------     ----
Basic EPS:
Income available to common shareholders      $ 753,000      5,561,773     $.14
                                             ---------      ---------     ----

Effect of Dilutive Securities:
     Options                                        --         33,594       --
     Warrants                                       --             --       --
     Convertible preferred stock                75,000        435,195       --
                                             ---------      ---------     ----

Diluted EPS:
Income available to common shareholders
plus assumed conversions                     $ 828,000      6,030,562     $.14
                                             =========      =========     ====

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

2.   COMMITMENTS AND CONTINGENCIES

MegaMania Litigation. The Company has designed and operated its interactive Class II bingo games and related equipment so as to meet the requirements of Class II gaming under IGRA. Class II gaming is defined by IGRA as including "the game of chance commonly known as bingo (whether or not electronic, computer or other technological aids are used in connection therewith)..." However, the definition of Class II gaming excludes so-called "gambling devices" which are defined as "electronic or electromechanical facsimiles of any game of chance or slot machines of any kind." Generally speaking, IGRA allows Class II gaming to be conducted on Native American lands if the state in which that land is located permits such gaming for any purpose by any person. Class III gaming, on the other hand, which includes gaming such as video casino games, slot machines, most table games (e.g., blackjack and craps) , most lottery games and keno, may only be conducted on Native American land pursuant to an agreement between the tribe and the state in which the tribe is located. The Class III games and equipment sold and operated by the Company in the state of Washington is pursuant to an agreement between that state and local Native American tribes.

In the past few years the federal government has challenged the Class II status of the Company's interactive bingo game, MegaMania, in two separate civil forfeiture actions filed in Federal Court. While the Company has successfully defended the Class II status of MegaMania in both of these proceedings, no assurances can be given that there will be no other challenges made to the legality of the Company's interactive bingo activities or that if made, the Company will be successful on the merits. While the Company will continue to attempt to design and operate its Class II games in accordance with IGRA, the regulations and opinions of the NIGC, and the guidance provided in the recent MegaMania Federal Court decisions, there is no assurance that the Company will always be successful in doing so.

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

Network Gaming Litigation Settlement

In December 1999, the Company entered into an agreement with Network Gaming International Corporation ("NGI") that settled a $3.1 million verdict against the Company for breach of contract that had been awarded in November 1999 by a jury in the Federal District Court for the Northern District of Oklahoma. Pursuant to the settlement, the Company paid $800,000 to NGI in December 1999, and has agreed to pay NGI an additional $2.275 million in cash over three years. In addition, the Company delivered 125,000 shares of its Common Stock to NGI in December 1999. In accordance with the agreement, the Company paid $290,000 to NGI during the six months ended March 31, 2001. All payments to NGI under the agreement are secured by a lien on the Company's assets that is junior and subordinate to the lien of the Company's senior bank lender. If the Company defaults on its payment obligation to NGI, NGI has reserved the right to pursue collection of its total judgment, plus interest and attorney's fees, aggregating $3.5 million, less any amounts previously paid by the Company.

WMS Gaming

In December 1999, the Company entered into a license agreement with WMS(R) Gaming Inc. (WMS) to use the trademarks, logos and other audiovisual aids and graphics used by WMS in its highly successful Class III gaming devices. This agreement will expire on December 31, 2001. As of the end of the second quarter of fiscal 2001, the Company is in compliance with all provisions of the agreement. The Company's contract with WMS Gaming, Inc. requires the purchase of a minimum number of units over specified periods. The Company's business generally, its cash flow and its reputation could be materially impaired in the event that it is required to pay liquidated damages under this contract.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

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

4.   EQUITY INVESTMENT

In December 1999, the Company's wholly-owned subsidiary, GameBay.com, (GameBay) issued 71% of its equity securities to a group of investors for $6.5 million. In connection with that transaction, the Company granted GameBay a license to use the Company's intellectual property for Internet non-gaming purposes. In consideration of the license grant, the Company received a one-time fee of $1.0 million, of which $400,000 was scheduled for payment in December 2000. The Company is also entitled to a royalty of 5% of GameBay's gross revenue. The Company has deferred recognition of the $400,000 GameBay note receivable into income until payment is received. The Company has not received any royalty payments to date. As of September 30, 2000, the Company's investment has been reduced to zero. In December 2000, the Company and GameBay mutually agreed to extend the due date of the $400,000 payment until December 2002, and to defer the payment of interest for one year. In consideration for the payment extension and interest payment deferral, GameBay granted the Company ten-year warrants to purchase 100,000 shares of GameBay common stock at $5.00 per share. Mr. Graves, a Director of the Company and its Chief Executive Officer, is a Director of GameBay. Mr. Kaplan, who was elected as a Director of the Company in November 2000, is also a Director of GameBay. During the second quarter ended March 31, 2001, management of the Company determined that ultimate collection of the $400,000 note receivable was doubtful, and accordingly, the note was offset against the related deferred revenue on the accompanying balance sheet at March 31, 2001.

Gregory N. Stern, a former Director of the Company who resigned in June 1999, was involved with establishing GameBay while he was a Director of the Company. In connection with his resignation, the Company agreed to pay Mr. Stern 2% of whatever interest the Company retained or received in GameBay, including 2% of the 490,000 shares of GameBay common stock held by the Company and 2% of any royalties received by the Company from GameBay pursuant to a license to use the Company's intellectual property. No amounts have become payable to Mr. Stern during the six months ended March 31, 2001.

5.   SUBSEQUENT EVENTS

At their March 23, 2001 meeting, the Company's board of directors approved a plan to repurchase an additional 300,000 shares of MGAM common stock and up to 500,000 Class A or B warrants, subject to bank approval. Management is hopeful that such approval will be obtained. The timing and number of shares repurchased will depend on prevailing market conditions and other investment opportunities. The Company recently completed the repurchase of 300,000 shares of common stock, which the board approved in April of 2000. The Company used $1.5 million beginning in May 2000 to acquire treasury stock at an average price of $5.03 per share.

On April 19, 2001 the Company entered into a license agreement with Alliance Gaming Corporation for the distribution of devices in Washington State from Alliance's Bally Gaming and Systems Unit (Bally). The agreement gives the Company distribution rights for Bally gaming products in the Washington State Class III tribal casino market. The term of the agreement will be 36 months from the receipt of regulatory approval. The Company does not foresee any difficulties in obtaining such regulatory approval. Bally Gaming will receive a royalty and a guarantee that the Company will purchase a minimum number of gaming devices over the term of the contract.

                    MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                       CONSOLIDATED FINANCIAL STATEMENTS

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

Prior to fiscal 2000, virtually all of the Company's games and equipment were designed and operated to meet the requirements for Class II gaming as defined in the Indian Gaming Regulatory Act of 1988, as amended ("IGRA"). IGRA defines Class II gaming as bingo, pull-tabs, lotto, punch boards, tip jars, instant bingo and other games similar to bingo if those games are played at the same location where bingo is being played. Class II games are regulated by the tribes without interference from the states. All other common gambling games are Class III and involve state regulation. In late fiscal 1999, the Company began to design, develop and market Class III games and equipment in the state of Washington. As of March 31, 2001, there were 5,252 EPS in operation at 79 independently owned Indian gaming facilities located in six states, of which 1,318 EPS were Class III located in eight gaming halls in the state of Washington. This compares to 4,406 EPS that were in operation at March 31, 2000, of which 602 EPS were Class III located in five gaming halls in the state of Washington and 3,804 were Class II located at 42 bingo halls in nine states and the District of Columbia. Also as of March 31, 2001, the Company's live TV bingo game show, MegaBingo, was being delivered to 11 independently owned Indian bingo halls located in six states, a decrease of 31 bingo halls compared to March 31, 2000.

During fiscal 1999, the Company formed GameBay.com, Inc. as a wholly-owned subsidiary to pursue the development of non-gambling activities on the Internet using interactive bingo games as a platform to derive advertising and product sale revenues. In December 1999, GameBay.com entered into a licensing agreement with MGAM to use all of MGAM's intellectual property for non-gambling Internet applications for a one-time fee of $1.0 million, of which $400,000 was scheduled for payment in December 2000. The Company was also granted a perpetual royalty of 5% of GameBay's gross revenue. The Company has deferred recognition of the $400,000 GameBay note receivable into income until payment is received. In connection with the license grant, GameBay issued 71% of its shares of common stock (including preferred stock convertible into common stock) in a private placement to a group of investors for $6.5 million. In December 2000, the Company and GameBay mutually agreed to extend the due date of the $400,000 payment until December 2002, and to defer the payment of interest for one year. In consideration for the payment extension and interest payment deferral, GameBay granted the Company ten-year warrants to purchase 100,000 shares of GameBay common stock at $5.00 per share. Due to the downturn in the advertising-driven internet revenue business, GameBay has suspended operations and is considering the pursuit of other business models.

MegaBingo,(R) MegaMania,(R) and MegaNanza(TM) are trademarks and tradenames of the Company, and all references herein are deemed to include the applicable tradename or trademark designation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

NET INCOME was $945,000 for the second quarter of fiscal 2001, compared to $505,000 for the second quarter of fiscal 2000, an increase of $440,000, or 87%. Company operations resulted in income before taxes of $1,541,000 for the three months ended March 31, 2001, an increase of $781,000, or 103% from 2000's $760,000. The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) amounted to $3,953,000 for the second fiscal quarter, up

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

$1,241,000, or 46% from 2000's $2,712,000. EBITDA should not be considered in isolation, as a substitute for net income as a measure of the Company's operating results, to measure cash flows from operating activities (determined in accordance with generally accepted accounting principles) or as a measure of liquidity. Not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth herein may not be comparable to EBITDA reported by other companies. At March 31, 2001, there were 5,252 (1,318 Class III) EPS in operation, compared to 5,184 (1,308 Class III) at December 31, 2000, and 4,406 (602 Class III) at March 31, 2000. The amount of depreciation and amortization recorded for the second quarter of fiscal 2001 increased $518,000 or 29% over the second quarter of fiscal 2000.

REVENUES totaled $26,984,000 for the second quarter of fiscal 2001, compared to $23,262,000 for the second quarter of fiscal 2000, an increase of $3,722,000 or 16%. The Company's Class II electronic games generated revenues of $24,349,000 for the three months ended March 31, 2001, as compared to $20,211,000 in the second quarter of fiscal 2000, an increase of $4,138,000, or 20%. Revenues for the quarter ended March 31, 2001 increased primarily due to $4,233,000 in revenues from MegaNanza, introduced January 2001, and from the improvement in performance of the Company's other Class II games. Class III revenues increased $200,000, or 44%, from $452,000 for the quarter ended March 31, 2000 to $652,000 for the same period in 2001. For the three months ended March 31, 2001, TV bingo game show revenues of $309,000 declined $1,610,000, or 84% from 2000's $1,919,000. This reflected the continuation of the trend experienced during fiscal 2000 of player headcounts declining at most bingo facilities across the country. In addition, a reduction in the number of halls participating in MegaBingo during fiscal 2000 also affected second quarter performance.

Hall participation in MegaBingo has declined for a number of reasons. Some halls have reduced their paper bingo operations to pursue the more lucrative Class II interactive or Class III markets. Finally, some customers who have a sufficient number of traditional bingo players have elected to conduct their own high-stakes bingo games.

During the second half of the year the Company will unveil its revised MegaBingo game. The game is addressing several of the deficiencies customers have noted about the present MegaBingo format. The revised game will play in half the time of its predecessor, allowing hall operators more flexibility in bingo session scheduling. The game will have features designed to increase the excitement of the game for the players, including new bonus rounds and jackpot games. The game will also incorporate a new tournament of champions in which bonus-round winners will compete for a guaranteed $1 million grand prize, paid in the form of a 20-year annuity or the present value of its cash equivalent. The Company is not able to predict what effect, if any, this will have on future revenues; however, the Company does not expect this revision to have a material adverse affect on the Company's financial statements for the year ended September 30, 2001.

SALES OF EPS were $145,000 for 23 EPS units sold in the second quarter of fiscal 2000, compared to zero for the quarter ended March 31, 2001.

LEASE REVENUES from EPS leased to Native American Tribes increased from $390,000 in the second quarter of fiscal 2000 to $881,000 in 2001, a 126% increase. Class III lease revenue accounts for $401,000,or 81% of the increase.

CLASS III BACK OFFICE FEES amounted to $455,000 for the three months ended March 31, 2001, an increase of $316,000 or 227% over the same period in fiscal 2000.

OTHER REVENUES increased to $338,000 in the second quarter of fiscal 2001, an increase of $334,000 compared to the second quarter of fiscal 2000. Fee income, which related to the Company's Class III operations and to equipment servicing, accounted for the increase.

BINGO PRIZES AND RELATED COSTS amounted to $374,000 for the three months ended March 31, 2001, compared to $1,608,000 for the three months ended March 31, 2000, a decrease of $1,234,000, or 77%. This decrease is due to a shift in emphasis to the more profitable interactive Class II games. Interactive gaming revenues, are recorded net of prize costs; therefore, those prizes are not reflected in the above amount.

ALLOTMENTS TO HALL OPERATORS consist of the bingo halls' share of the interactive gaming and TV game show revenues after prizes and allocable prize costs. Allotments to hall operators increased $2,761,000, or 19%, to $17,628,000 for the three months ended March 31, 2001, compared to $14,867,000 for the three months ended March 31, 2000. The increase is due to the introduction of MegaNanza in January 2001, and from the improvement in performance of the Company's other Class II games.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

NET REVENUES for the second quarter of fiscal 2001 were $8,982,000, an increase of $2,195,000 or 32% over $6,787,000 for the same quarter of 2000.

COST OF SALES OF EPS was $69,000 for the three months ended March 31, 2000, compared to zero for the quarter ended March 31, 2001.

SALARIES AND WAGES amounted to $1,314,000 for the three months ended March 31, 2001, compared to $1,238,000 for the three months ended March 31, 2000, an increase of $76,000, or 6%.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $1,218,000 or 49% to $3,715,000 for the three months ended March 31, 2001, compared to $2,497,000 for the three months ended March 31, 2000. In the quarter ending March 31, 2001, miscellaneous expenses increased $784,000 due to fees related to Class III gaming. Employee benefits increased $211,000, or 84%, because of increases in health and life insurance premiums, and performance-based incentives corresponding to improvements in corporate profitability. Advertising and promotions increased $193,000, or 154%, due to Class III promotions, users' conferences and a trade show. Legal and professional expenses increased $160,000, or 49%, primarily from legal research on the development of new product lines. Consulting and contract labor increased $88,000, or 27%, due to the development of new games and systems. These increases were partially offset by decreases in telecommunication costs and bad debt expense. Telecommunication costs for the second fiscal quarter of 2001 decreased $122,000 from the same period of 2000, primarily from the renegotiation of some telecommunication contracts. Bad debt expense decreased $108,000 due to the Company improving collection efforts, thus decreasing the age of receivables.

AMORTIZATION AND DEPRECIATION increased $518,000, or 29%, to $2,278,000 for the three months ended March 31, 2001, compared to $1,760,000 for the same period in 2000. The increase in depreciation is principally a result of the Company making $2.7 million in capital additions during the second fiscal quarter of 2001.

INTEREST INCOME amounted to $22,000 for the quarter ended March 31, 2001, compared to $31,000 for the three months ended March 31, 2000, a decrease of $8,000, or 28%.

INTEREST EXPENSE amounted to $156,000 for the three months ended March 31, 2001, compared to $223,000 for the three months ended March 31, 2000, a decrease of $67,000, or 30%. This decrease resulted from a lower outstanding balance on the working capital line of credit over the second quarter of fiscal 2001 compared to the same quarter of fiscal 2000.

EQUITY IN LOSS OF UNCONSOLIDATED SUBSIDIARY. As a result of GameBay.com's issuance of 71% of its shares of common stock to an investor group, the Company is recording the investment using the equity method and recognizing its pro rata share of GameBay.com's estimated net loss since December 1999. The Company did not recognize any loss on an unconsolidated subsidiary for the quarter ended March 31, 2001, due to the net book value of the Company's investment in GameBay.com being reduced to zero by September 30, 2000. The equity in loss of unconsolidated subsidiary for the quarter ended March 31, 2000 was $269,000.

INCOME TAX EXPENSE amounted to $596,000 for the three months ended March 31, 2001, compared to $255,000 for the three months ended March 31, 2000, an increase of approximately $341,000, or 134%. This increase is the result of higher pretax income on effective federal and state tax rates totaling approximately 38%.

SIX MONTHS ENDED MARCH 31, 2001 AND 2000

NET INCOME was $1,309,000 for the first six months of fiscal 2001, compared to $828,000 for the six months ended March 31, 2000, an increase of $481,000 or 58%. The Company's earnings before interest, taxes, depreciation and amortization (EBITDA) amounted to $7,011,000 for the first six months, up $1,488,000, or 27% from 2000's $5,523,000. For the first six months of fiscal 2001, legal and professional fees, a component of Selling, General, and Administrative expenses (SG&A), increased $291,000, or 27% over the first six months of fiscal 2000. The amount of depreciation and amortization recorded for the first six months of fiscal 2001 increased $781,000, or 20% over the first

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

six months of fiscal 2000. At March 31, 2001, there were 5,252 (1,318 Class III) EPS in operation, as compared to 5,268 (1,282 Class III) at September 30, 2000, and 4,406 (602 Class III) at March 31, 2000.

REVENUES totaled $48,591,000 for the first six months of fiscal 2001, compared to $42,784,000 for the first six months of fiscal 2000, an increase of $5,807,000, or 14%. The Company's Class II electronic games generated revenues of $42,771,000 for the six months ended March 31, 2001, as compared to $36,476,000 in the first six months of fiscal 2000, an increase of $6,295,000, or 17%. Revenues for the six months ended March 31, 2001 increased primarily due to the $4,283,000 in revenues from MegaNanza, introduced in January 2001, and from the improvement in performance in the Company's other Class II games. Class III revenues increased $433,000, or 59%, from $740,000 for the six months ended March 31, 2001 to $1,173,000 for the same period of 2001. For the six months ended March 31, 2001, TV bingo game show revenues of $1,373,000 declined $2,615,000, or 66% from 2000's $3,988,000. This reflected the continuation of the trend experienced during fiscal 2000 of player headcounts declining at most bingo facilities across the country. In addition, the reduction in the number of halls participating in MegaBingo during fiscal 2000 also affected second quarter performance.

Hall participation in MegaBingo has declined for a number of reasons. Some halls have reduced their paper bingo operations to pursue the more lucrative Class II interactive or Class III markets. Finally, some customers who have a sufficient number of traditional bingo players have elected to conduct their own high-stakes bingo games.

During the second half of the year the Company will unveil its revised MegaBingo game. The game will address several of the deficiencies customers have noted about the present MegaBingo format. The revised game will play in half the time of its predecessor, allowing hall operators more flexibility in bingo session scheduling. The game will have features designed to increase the excitement of the game for the players, including new bonus rounds and jackpot games. The game will also incorporate a new tournament of champions in which bonus round winners will compete for a guaranteed $1 million grand prize paid in the form of a 20-year annuity or the present value of its cash equivalent. The Company is not able to predict what effect, if any, this will have on future revenues; however, the Company does not expect this revision to have a material adverse affect on the Company's financial statements for the year ended September 30, 2001.

SALES OF EPS UNITS for the first six months of fiscal 2001 were $13,000, compared to $144,000 for the same period in fiscal 2000.

LEASE REVENUES from EPS leased to Native American Tribes increased from $1,183,000 in the first six months of fiscal 2000 to $1,694,000 in 2001, an increase of $511,000, or 43%. Class III lease revenue accounts for $399,000 of the increase.

CLASS III BACK-OFFICE FEES amounted to $851,000 for the first six months of fiscal 2001, an increase of $618,000, or 266% over the same period in fiscal 2000.

OTHER REVENUES increased to $716,000 in the first six months of fiscal 2001, an increase of $696,000 compared to the first six months of fiscal 2000. Fee income, which related to the Company's Class III operations and to equipment servicing, accounted for the increase.

BINGO PRIZES AND RELATED COSTS amounted to $1,489,000 for the six months ended March 31, 2001, compared to $3,445,000 for the six months ended March 31, 2000, a decrease of $1,956,000, or 57%. This decrease is due to a shift in emphasis to the more profitable interactive Class II games. Interactive gaming revenues, are recorded net of prize costs; therefore, those prizes are not reflected in the above amount.

ALLOTMENTS TO HALL OPERATORS consist of the bingo halls' share of the interactive gaming and TV game show revenues after prizes and allocable prize costs. Allotments to hall operators increased $4,176,000, or 16%, to $31,079,000 for the six months ended March 31, 2001, compared to $26,903,000 for the six months ended March 31, 2000. The increase is due to the introduction of MegaNanza in January 2001, and improvement in performance of the Company's other Class II games.

NET REVENUES for the six months ended March 31, 2001 were $16,023,000, an increase of $3,587,000 or 29% over fiscal 2000's $12,436,000.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

COST OF ELECTRONIC PLAYER STATIONS SOLD decreased $61,000 for the six months ended March 31, 2001, because of fewer EPS sales during the current period.

SALARIES AND WAGES amounted to $2,713,000 for the six months ended March 31, 2001, compared to $2,431,000 for the six months ended March 31, 2000, an increase of $282,000, or 12%. This increase partially relates to the severance paid to 30 individuals as a result of the Company automating certain operations which was completed in December 2000. Operating costs, including payroll expenses and employee benefits (a component of Selling, General, and Administrative expenses) related to Class II gaming have decreased since the automation. In addition, personnel have been hired to address the Company's interactive gaming network needs, such as installation, training and maintenance, software development, and the pursuit of new business, including the Class III video lottery business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $1,613,000 or 34% to $6,291,000 for the six months ended March 31, 2001, compared to $4,678,000 for the six months ended March 31, 2000. In the six month period ending March 31, 2001, miscellaneous expenses increased $894,000 due to fees related to Class III gaming. Advertising and promotions increased $362,000, or 149%, due to Class III promotions, user's conferences, trade shows, and the introduction of a new game. Legal and professional increased $294,000, or 52%, primarily from legal research on the development of new product lines. Employee benefits increased $198,000, or 38%, because of increases in health and life insurance premiums, and performance-based incentives corresponding to improvements in corporate profitability. Consulting and contract labor increased $129,000, or 24%, due to the development of new games and systems. Rent increased $125,000, or 22%, because of additional office space acquired in Austin and the addition of a warehouse in Washington. Also, problems with the satellite transmitter for the TV Bingo game required renting satellite trucks during the first quarter of fiscal 2001. These increases were partially offset by decreases in telecommunication costs and bad debt expense. Telecommunication costs for the second fiscal quarter of 2001 decreased $323,000 from the same period of 2000, primarily from the renegotiation of some telecommunication contracts. Bad debt expense decreased $194,000 due to the Company improving collection efforts, thus decreasing the age of receivables.

AMORTIZATION AND DEPRECIATION increased $781,000 or 20%, to $4,609,000 for the six months ended March 31, 2001, compared to $3,828,000 for the same period in 2000. The increase in depreciation is a result of the Company making $3.8 million in capital additions in the first six months of fiscal 2001.

SOFTWARE LICENSING FEES totaled $600,000 for the first six months of 2000. No such fees were recognized during the first six months of 2001. The Company granted an exclusive right to its intellectual property for non-gambling sweepstakes purposes to GameBay.com. In consideration of the license grant, the Company received a one-time fee of $1.0 million, of which $600,000 was received in cash in December 1999, with the remaining $400,000 due in December 2002. The Company has deferred recognition of the $400,000 GameBay.com note receivable into income until payment is received. During the second quarter of 2001, management of the Company determined that ultimate collection of the $400,000 note receivable was doubtful, and accordingly the note was offset against the related deferred revenue on the accompanying balance sheet at March 31, 2001.

INTEREST INCOME amounted to $57,000 for the six months ended March 31, 2001, compared to $68,000 for the six months ended March 31, 2000, a decrease of $11,000, or 16%.

INTEREST EXPENSE amounted to $332,000 for the six months ended March 31, 2001, compared to $439,000 for the six months ended March 31, 2000, a decrease of $107,000, or 24%. The decrease resulted from a lower outstanding balance on the working capital line of credit over the first six months of fiscal 2001 compared to the first six months of fiscal 2000.

EQUITY IN LOSS OF UNCONSOLIDATED SUBSIDIARY As a result of GameBay's issuance of 71% of its shares of common stock to an investor group, the Company is recording the investment using the equity method and is recognizing its pro rata share of GameBay's estimated net loss since December 1999. The Company did not recognize any loss on an unconsolidated subsidiary for the six months ended March 31, 2001, due to the net book value of the Company's investment in GameBay.com being reduced to zero by September 30, 2000. The equity in loss of unconsolidated subsidiary for the six months ended March 31, 2000 was $332,000.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAX EXPENSE amounted to $818,000 for the six months ended March 31, 2001, compared to $496,000 for the six months ended March 31, 2000, an increase of approximately $322,000, or 65%. This increase is the result of higher pretax income on effective federal and state tax rates totaling approximately 38%.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had unrestricted cash of $2.4 million, a $700,000 increase from March 31, 2000. During the six months ended March 31, 2001 and 2000, $6.5 million and $4.9 million, respectively, of cash was provided by operations. Nearly $600,000 of the cash provided by operations was attributable to the collection of Class III accounts receivable outstanding at September 30, 2000. The Company used $3.9 million and $2.3 million, respectively, in investing activities in 2001 and 2000, almost entirely for additions to fixed assets, consisting primarily of software development for interactive gaming, and hardware for interactive gaming player stations and game operation. The Company used $1.5 million in cash from financing activities in 2001 for the repayment of borrowings under its bank line of credit facility entered into during 1999, as well as for the Company's treasury stock acquisition program. Negative working capital, which includes $4.5 million of borrowings outstanding under the line of credit, amounted to $1.1 million at March 31, 2001, compared to $587,000 at September 30, 2000. The Company paid $290,000 to NGI during the first six months of fiscal 2001, as required under the settlement agreement

During the six months ended March 31, 2001, the Company incurred legal and professional fees and expenses of approximately $856,000, an increase of $294,000 when compared to the six months ended March 31, 2000. Most of the increase resulted from legal research for the development of new product lines, including MegaNanza, which was introduced at the end of the first quarter. Legal fees and expenses related to MegaMania as well other litigation are not expected to reach the levels of fiscal 2000, as described in "Item 1. Legal Proceedings" included in this document. However, this expectation could change depending upon a number of factors, including those described under "Item 1. Business - Risk Factors - The Company Operates in an Uncertain Legal and Regulatory Environment," contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Also during the six months ended March 31, 2001, the Company collected nearly $2.4 million in notes receivable, which resulted from sales transactions occurring in fiscal 2000.

On July 29, 1999, the Company entered into a revolving credit facility with Coast Business Credit, a Division of Southern Pacific Bank, located in Los Angeles, California. Pursuant to the credit facility, the Company may borrow up to $10 million, or such lesser amount as is permitted under various borrowing base formulas. As of March 31, 2001, under the most restrictive of the borrowing base formulas, there was $7.6 million of borrowings available to the Company, of which $4.5 million had been borrowed and was outstanding. The credit facility expires in July 2002 and is secured by all assets of the Company and the personal guarantee of $1.5 million from the Company's Chairman and CEO. Borrowings under the facility bear interest, payable monthly, at a rate equal to the greater of 9%, or 1.75% above the prime rate from time to time in effect. All of the Company's revenues are deposited into a "blocked" account controlled by the bank and disbursements from the "blocked" account may be made only with the approval of the bank. In December 1999, the credit facility was amended in connection with obtaining Coast's consent to the terms of the settlement of the NGI litigation (see Note 2 of Notes to Unaudited Consolidated Financial Statements). The amendment waived any defaults that may have resulted from the settlement, increased the early termination fee payable by the Company in the event the Company prepays the credit facility prior to its maturity in July 2002, and required the Company to pay a $100,000 fee to Coast in consideration for the amendment.

Effective April 2000, the Board of Directors authorized the Company to repurchase up to 300,000 shares of its common stock, with the approval of the Company's lender. The Company purchased 127,250 shares of its common stock during fiscal 2000, at an average cost of $4.00 per share. During the first six months of fiscal 2001, the Company repurchased 291,252 shares of its common stock, at an average cost of $6.16 per share. At their March 2001 meeting, the Company's Board of Directors approved a plan to repurchase an additional 300,000 shares of MGAM common stock and up to 500,000 Class A or B warrants, subject to bank approval. The Company is hopeful that such approval will be obtained. The timing and number of shares repurchased will depend on prevailing market conditions and other investment opportunities. To date, no repurchases of warrants have been made under this plan. On March 30, 2001, the Company's common stock traded at $8.50 on a volume of 103,700 shares.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

With the approval of the Company's senior lender, on September 14, 2000, the Company executed a promissory note for the purchase of 16 minivans for use by the service technicians. The original amount of the note was $275,000, and the balance accrues interest at the National Association Base Rate plus 1%, resulting in an initial rate of 10.5%. Payments are due monthly beginning October 14, 2000, with a final payment due September 14, 2002. The note is collateralized by the 16 vehicles purchased with the loan proceeds, and the personal guarantees of the Company's Chairman and CEO and the Company's President and COO. In order to reduce the overall level of corporate debt the Company repaid the note in March 2001.

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

SEASONALITY

The Company's operations are affected by seasonal factors as follows. The first fiscal quarter (October through December) is the Company's slowest quarter because consumers' discretionary spending is traditionally directed toward holiday activities. After the holiday season, sales build steadily during the second fiscal quarter, taking into account the negative impacts of winter weather. During the third fiscal quarter, sales increase at a greater rate due to the warmer weather and the passing of the April 15 tax deadline. The last fiscal quarter (July through September) is traditionally the Company's best quarter due the continuation of warm weather and the advent of vacation season.

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

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company has designed and operated its interactive Class II bingo games and related equipment so as to meet the requirements of Class II gaming under IGRA. Class II gaming is defined by IGRA as including "the game of chance commonly known as bingo (whether or not electronic, computer or other technological aids are used in connection therewith)..." However, the definition of Class II gaming excludes so-called "gambling devices" which are defined as "electronic or electromechanical facsimiles of any game of chance or slot machines of any kind." Generally speaking, IGRA allows Class II gaming to be conducted on Native American lands if the state in which that land is located permits such gaming for any purpose by any person. Class III gaming, on the other hand, which includes gaming such as video casino games, slot machines, most table games (e.g., blackjack and craps) , most lottery games and keno, may only be conducted on Native American land pursuant to an agreement between the tribe and the state in which the tribe is located. The Class III games and equipment sold and operated by the Company in the state of Washington is pursuant to an agreement between that state and local Native American tribes.

In the past few years the federal government has challenged the Class II status of the Company's interactive bingo game, MegaMania, in two separate civil forfeiture actions filed in Federal Court. While the Company has successfully defended the Class II status of MegaMania in both of these proceedings, no assurances can be given that there will be no other challenges made to the legality of the Company's interactive bingo activities or that if made, the Company will be successful on the merits. While the Company will continue to attempt to design and operate its Class II games in accordance with IGRA, the regulations and opinions of the NIGC, and the guidance provided in the recent MegaMania Federal Court decisions, there is no assurance that the Company will always be successful in doing so.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) No exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b) A report on Form 8-K was filed by the Company on January 16, 2001 reporting a presentation to analysts and investors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 9, 2001           Multimedia Games, Inc.


                            By: /s/ Frank W. Rehanek, Jr.
                                ------------------------------------------------
                                Frank W. Rehanek, Jr.
                                Chief Financial and Principal Accounting Officer