Form 10-Q
period 2001-06-30
MULTIMEDIA GAMES INC
filed 2001-08-07
CIK 896400

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended: JUNE 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                 Yes  X  No
                                     ---    ---

As of June 30, 2001 there were 6,050,664 shares of the Company's Common Stock, par value $.01, outstanding.

                                    FORM 10-Q

                                      INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Consolidated Balance Sheets
(As of June 30, 2001 (unaudited) and September 30, 2000).............................................................3

Unaudited Consolidated Statements of Income
(For the three months ended June 30, 2001 and 2000)..................................................................4

Unaudited Consolidated Statements of Income
(For the nine months ended June 30, 2001 and 2000)...................................................................5

Unaudited Consolidated Statements of Cash Flows
(For the nine months ended June 30, 2001 and 2000)...................................................................6

Notes to Unaudited Consolidated Financial Statements.................................................................7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS...............................................................11

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..................................................17

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...........................................................................................18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........................................................18

                                     PART I
                              FINANCIAL INFORMATION
                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2001 AND SEPTEMBER 30, 2000

                                                                           JUNE 30,           SEPTEMBER 30,
                                  ASSETS                                     2001                 2000
                                                                          ------------        -------------
CURRENT ASSETS:                                                           (Unaudited)           (Audited)
     Cash and cash equivalents                                            $  2,535,000        $  1,315,000
     Accounts receivable:
       Trade                                                                 3,043,000           2,793,000
       Game reserve                                                            538,000             171,000
       Other                                                                   598,000             596,000
     Allowance for doubtful accounts                                          (294,000)           (395,000)
     Inventory                                                               5,243,000           2,282,000
     Prepaid expenses                                                        2,545,000             654,000
     Notes receivable                                                           74,000           2,230,000
     Deferred tax asset                                                        795,000           1,237,000
                                                                          ------------        ------------
         TOTAL CURRENT ASSETS                                               15,077,000          10,883,000

Restricted cash and long-term investments                                    1,847,000           1,834,000
Notes receivable - non-current                                                 300,000                  --
Notes receivable - related parties                                                  --             400,000
Inventory, non-current                                                         490,000             978,000
Property and equipment, net                                                 16,978,000          14,026,000
Long-term deferred tax asset                                                   450,000                  --
Other assets                                                                   309,000             281,000
Goodwill, net                                                                  369,000             390,000
                                                                          ------------        ------------
         TOTAL ASSETS                                                     $ 35,820,000        $ 28,792,000
                                                                          ============        ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Note payable                                                         $  4,784,000        $  5,727,000
     Current portion of long-term debt                                         770,000             745,000
     Accounts payable and accrued expenses                                   8,730,000           4,211,000
     Federal income tax payable                                                116,000             694,000
     Prize fulfillment fees payable                                             51,000              93,000
                                                                          ------------        ------------
         TOTAL CURRENT LIABILITIES                                          14,451,000          11,470,000

Long-term debt, less current portion                                           675,000           1,414,000
Deferred revenue                                                                    --             400,000
Other long-term liabilities                                                  2,098,000           1,598,000
Deferred tax liability                                                              --             864,000
Commitments and contingencies (Notes 2 and 3) Stockholders' equity:
     Preferred stock, Series A, $.01 par value, 2,000,000 shares
       authorized, 89,348 and 90,789 shares issued and outstanding               1,000               1,000
     Common stock, $.01 par value, 25,000,000 shares authorized
       6,504,490 and 5,663,499 shares issued, and
       6,050,664 and 5,502,250 shares outstanding;                              65,000              57,000
     Additional paid-in capital                                             18,804,000          13,551,000
     Stockholders' notes receivable                                         (1,884,000)           (780,000)
Treasury stock, 453,826 and 161,249 shares at cost                          (2,377,000)           (580,000)
Retained earnings                                                            3,987,000             797,000
                                                                          ------------        ------------
         Total stockholders' equity                                         18,596,000          13,046,000
                                                                          ------------        ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 35,820,000        $ 28,792,000
                                                                          ============        ============

         The accompanying notes are an integral part of the consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                           2001                 2000
                                                        ------------        ------------
REVENUES:                                                (Unaudited)         (Unaudited)
     Gaming revenue                                     $ 33,494,000        $ 24,245,000
     Electronic player station sales                         199,000           1,196,000
     Electronic player station lease revenue                 617,000             482,000
     Class III back-office fees                              567,000             162,000
     Class III licensing fees                                412,000                  --
     Other                                                   150,000              12,000
                                                        ------------        ------------
         TOTAL REVENUES                                   35,439,000          26,097,000

     Bingo prizes and related costs                          426,000           1,662,000
     Allotments to hall operators                         23,180,000          15,977,000
                                                        ------------        ------------
         NET REVENUES                                     11,833,000           8,458,000

OPERATING COSTS AND EXPENSES:
     Cost of electronic player stations sold                 106,000             701,000
     Salaries and wages                                    1,595,000           1,106,000
     Selling, general and administrative expenses          3,894,000           2,914,000
     NGI judgment and related fees                                --               1,000
     Amortization and depreciation                         2,685,000           2,220,000
                                                        ------------        ------------
         TOTAL OPERATING COSTS AND EXPENSES                8,280,000           6,942,000
                                                        ------------        ------------
         OPERATING INCOME                                  3,553,000           1,516,000

Interest income                                               25,000              27,000
Interest expense                                            (198,000)           (206,000)
Equity in loss of unconsolidated subsidiary                       --             (18,000)
                                                        ------------        ------------
Income before income taxes                                 3,380,000           1,319,000
Income tax expense                                         1,425,000             487,000
                                                        ------------        ------------
        NET INCOME                                      $  1,955,000        $    832,000
                                                        ============        ============
Basic earnings per share                                $        .34        $        .14
                                                        ============        ============
Diluted earnings per share                              $        .24        $        .14
                                                        ============        ============

         The accompanying notes are an integral part of the consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                           2001                 2000
                                                        ------------        ------------
REVENUES:                                               (Unaudited)          (Unaudited)
     Gaming revenue                                     $ 78,811,000        $ 65,449,000
     Electronic player station sales                         213,000           1,340,000
     Electronic player station lease revenue               2,311,000           1,665,000
     Class III back-office fees                            1,418,000             395,000
     Class III licensing fees                                612,000                  --
     Other                                                   665,000              32,000
                                                        ------------        ------------
         TOTAL REVENUES                                   84,030,000          68,881,000

     Bingo prizes and related costs                        1,914,000           5,107,000
     Allotments to hall operators                         54,260,000          42,880,000
                                                        ------------        ------------
         NET REVENUES                                     27,856,000          20,894,000

OPERATING COSTS AND EXPENSES:
     Cost of electronic player stations sold                 114,000             770,000
     Salaries and wages                                    4,308,000           3,537,000
     Selling, general and administrative expenses         10,185,000           7,592,000
     NGI judgment and related fees                                --               3,000
     Amortization and depreciation                         7,294,000           6,048,000
                                                        ------------        ------------
         TOTAL OPERATING COSTS AND EXPENSES               21,901,000          17,950,000
                                                        ------------        ------------
         OPERATING INCOME                                  5,955,000           2,944,000

Interest income                                               82,000              94,000
Software licensing fee                                            --             600,000
Interest expense                                            (530,000)           (645,000)
Equity in loss of unconsolidated subsidiary                       --            (350,000)
                                                        ------------        ------------
Income before income taxes                                 5,507,000           2,643,000
Income tax expense                                         2,243,000             983,000
                                                        ------------        ------------
        NET INCOME                                      $  3,264,000        $  1,660,000
                                                        ============        ============
Basic earnings per share                                $        .58        $        .28
                                                        ============        ============
Diluted earnings per share                              $        .47        $        .27
                                                        ============        ============

         The accompanying notes are an integral part of the consolidated financial statements.

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000

                                                                                 2001               2000
                                                                              -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                         (Unaudited)        (Unaudited)

Net income                                                                    $ 3,264,000        $ 1,660,000
Adjustments to reconcile net income to cash
   provided by operating activities:
     Amortization and depreciation                                              7,294,000          6,048,000
     Tax benefit of stock options exercised                                     1,609,000                 --
     Deferred taxes                                                              (872,000)          (318,000)
     Loss on disposal of property and equipment                                     1,000            130,000
     Equity in loss of unconsolidated subsidiary                                       --            350,000
     (Increase) decrease in:
       Accounts receivable                                                       (353,000)          (128,000)
       Inventory                                                               (4,429,000)           329,000
       Prepaid expenses                                                        (1,891,000)          (115,000)
       Other assets                                                               (28,000)                --
       Accounts payable and accrued expenses                                    4,519,000            902,000
       Payment on NGI lawsuit settlement                                               --           (800,000)
       Other long-term liabilities                                                500,000                 --
       Halls' share of surplus                                                   (367,000)            18,000
       Federal income tax payable                                              (2,187,000)                --
       Prize fulfillment fees payable                                             (42,000)             4,000
       Notes receivable                                                         1,856,000            (45,000)
                                                                              -----------        -----------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                              8,874,000          8,035,000
                                                                              -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property and equipment                                     (8,310,000)        (5,721,000)
     Proceeds from sale of property and equipment                                  40,000                 --
       Increase (decrease) in restricted cash and long-term investments           (13,000)            31,000
                                                                              -----------        -----------
         NET CASH USED IN INVESTING ACTIVITIES                                 (8,283,000)        (5,690,000)
                                                                              -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options, warrants,
       and related tax benefit                                                  5,261,000                 --
     Repayments on note payable, net                                             (943,000)        (1,955,000)
     Principal payments on debt                                                  (274,000)                --
     Increase in stockholders' notes receivable                                (1,104,000)                --
     Payment on NGI lawsuit settlement                                           (440,000)          (250,000)
     Payment of preferred stock dividends                                         (74,000)          (100,000)
     Purchase of treasury stock                                                (1,797,000)          (224,000)
                                                                              -----------        -----------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      629,000         (2,529,000)
                                                                              -----------        -----------
Net increase (decrease) in cash                                                 1,220,000           (184,000)
Cash and cash equivalents, beginning of period                                  1,315,000          1,295,000
                                                                              -----------        -----------
Cash and cash equivalents, end of period                                      $ 2,535,000        $ 1,111,000
                                                                              ===========        ===========
SUPPLEMENTAL CASH FLOW DATA:
Interest paid                                                                 $   440,000        $   568,000
                                                                              ===========        ===========
Federal income tax paid                                                       $ 1,710,000        $   275,000
                                                                              ===========        ===========
NON-CASH TRANSACTIONS:
Transfer of inventory to property and equipment                               $ 1,956,000        $        --
                                                                              ===========        ===========
Offset a note receivable against related deferred revenue                     $   400,000        $        --
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

The financial statements included herein as of June 30, 2001 and for each of the three and nine month periods ended June 30, 2001 and 2000 have been prepared by the Company without an audit, pursuant to generally accepted accounting principles, and the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the consolidated financial position, results of operations, and cash flows for the periods. Operating results for the three and nine month periods ended June 30, 2001 are not necessarily indicative of the results which will be realized for the year ending September 30, 2001. The September 30, 2000 balance sheet was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

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

                           FOR THE THREE MONTHS ENDED
                                  JUNE 30, 2001

                                                                                   PER SHARE
                                                INCOME             SHARES            AMOUNT
                                              -----------        -----------       -----------

Net income, as reported                       $ 1,955,000
Less: preferred stock dividends                   (25,000)                --                --
                                              -----------        -----------       -----------
Basic EPS:
Income available to common stockholders         1,930,000          5,653,593       $       .34
                                              -----------        -----------       -----------
Effect of Dilutive Securities:
     Options                                           --          1,109,379
     Warrants                                          --          1,032,886
     Convertible preferred stock                   25,000            431,551
                                              -----------        -----------       -----------

Diluted EPS:
Income available to common stockholders
   plus assumed conversions                   $ 1,955,000          8,227,409       $       .24
                                              ===========        ===========       ===========

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

                           FOR THE THREE MONTHS ENDED
                                  JUNE 30, 2000

                                                                                   PER SHARE
                                                INCOME             SHARES            AMOUNT
                                              -----------        -----------       -----------

Net Income, as reported                       $   832,000
Less: preferred stock dividends                   (25,000)                --                --
                                              -----------        -----------       -----------
Basic EPS:
Income available to common stockholders           807,000          5,599,547       $       .14
                                              -----------        -----------       -----------
Effect of Dilutive Securities:
     Options                                           --             67,114                --
     Warrants                                          --                 --                --
     Convertible preferred stock                   25,000            435,195                --
                                              -----------        -----------       -----------

Diluted EPS:
Income available to common stockholders
   plus assumed conversions                   $   832,000          6,101,856       $       .14
                                              ===========        ===========       ===========

                            FOR THE NINE MONTHS ENDED
                                  JUNE 30, 2001

                                                                                   PER SHARE
                                                INCOME             SHARES            AMOUNT
                                              -----------        -----------       -----------

Net Income as reported                        $ 3,264,000
Less: preferred stock dividends                   (75,000)                --                --
                                              -----------        -----------       -----------
Basic EPS:
Income available to common stockholders         3,189,000          5,500,130       $       .58
                                              -----------        -----------       -----------
Effect of Dilutive Securities:
     Options                                           --            728,121                --
     Warrants                                          --            356,633                --
     Convertible preferred stock                   75,000            433,980                --
                                              -----------        -----------       -----------

Diluted EPS:
Income available to common stockholders
   plus assumed conversions                   $ 3,264,000          7,018,864       $       .47
                                              ===========        ===========       ===========

                            FOR THE NINE MONTHS ENDED
                                  JUNE 30, 2000

                                                                                   PER SHARE
                                                INCOME             SHARES            AMOUNT
                                              -----------        -----------       -----------

Net Income as reported                        $ 1,660,000
Less: preferred stock dividends                  (100,000)                --                --
                                              -----------        -----------       -----------
Basic EPS:
Income available to common stockholders         1,560,000          5,574,318       $       .28
                                              -----------        -----------       -----------
Effect of Dilutive Securities:
     Options                                           --             44,428                --
     Warrants                                          --                 --                --
     Convertible preferred stock                  100,000            435,195                --
                                              -----------        -----------       -----------

Diluted EPS:
Income available to common stockholders
   plus assumed conversions                   $ 1,660,000          6,053,941       $       .27
                                              ===========        ===========       ===========

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

2.  COMMITMENTS AND CONTINGENCIES

Uncertain Regulatory Environment. Virtually all of the Company's business relates to gaming activities on Native American lands. The operation of gaming on Native American lands is subject to the Indian Gaming Regulatory Act of 1986, as amended ("IGRA"). The purpose of IGRA is to provide a statutory basis for the operation of gaming by Native American tribes as a means of promoting tribal economic development, self sufficiency, and strong tribal governments; to provide a statutory basis for the regulation of gaming by a Native American tribe adequate to shield it from organized crime and other corrupting influences, and to ensure both that the tribe is the primary beneficiary of the gaming operations, and that gaming is conducted fairly and honestly by both operators and players. In addition, IGRA created the National Indian Gaming Commission ("NIGC") to act as an independent federal regulatory authority for gaming on Native American lands, to establish federal standards for gaming on these lands, to protect such gaming as a means of generating tribal revenue, and to enforce certain aspects of IGRA. Fundamental issues relating to the jurisdiction and authority of the NIGC, other federal agencies and tribal governments remain unresolved.

Several important questions under IGRA, such as what constitutes the game of bingo and whether the Company's electronic player stations ("EPS") are legal technological aids to the play of bingo, appear to have been resolved and clarified in the Company's favor in four recent federal court decisions in litigation initiated against the Company by the Department of Justice. This litigation challenged the legality of the Company's MegaMania game and the EPS used in the play of that game. Prior to the litigation, the Company had received and relied upon opinions and determinations by the NIGC that MegaMania was legal Class II gaming, as defined under IGRA. The Company faces continued uncertainty as to whether it can obtain opinions and determinations from the NIGC on the legality of its other games, whether the NIGC has the authority to issue binding opinions and determinations, and whether the Company can rely upon those opinions and determinations. As a result of these and other factors, the Company and its tribal customers may be required to seek judicial remedies to protect games which the tribes have determined to be legal, and may face other actions initiated by the Department of Justice in the future.

In January 2001, the Company introduced a new Class II game called MegaNanza that to date is very popular with customers. The NIGC is reviewing whether or not it believes MegaNanza is Class II bingo. If the NIGC determines that MegaNanza is not Class II, the Company intends to meet with the NIGC to see if there are changes that can be made to the game that will make it acceptable to both the Company and the NIGC. If no agreement is reached, it may be necessary to seek judicial remedies. Any litigation would be time consuming and expensive and would divert management's attention from other business. The Company cannot predict with any certainty what the outcome of any litigation would be. Even if the NIGC decides in the Company's favor, the possibility exists that the Department of Justice could pursue its own independent action against the Company.

There also can be no assurance that the NIGC, either on its own initiative or as the result of pressure from or cooperation with other agencies such as the Department of Justice, will not enact new regulations or reinterpret existing regulations in a manner that would have a material and adverse effect upon the Company. There can also be no assurance that IGRA or other federal laws will not be amended, or new legislation or regulations enacted, so as to limit the authority of tribes to self-regulate Class II gaming, or to change the definition of Class II gaming in a manner adverse to the Company's business. These uncertainties create serious barriers of entry for potential competitors, and if such uncertainties are removed, the Company could see increased pressure on recurring revenue pricing and new game sales opportunities.

License Agreement. In December 1999, the Company entered into a license agreement with a third party to use certain of the party's trademarks, logos and other audiovisual aids and graphics in the Washington State Class III market. This agreement will expire on September 12, 2002. As of the end of the third quarter of fiscal 2001, the Company is in compliance with all provisions of the agreement. The Company's contract requires it to purchase a minimum number of licenses to operate games over specified periods.

Internet Proxy Play. In May, 2001, the Company entered into an agreement with the Lac Vieux Desert Chippewa Tribe of Michigan (the "Tribe") to provide it with a system and with support services to allow the Tribe or others to play bingo via the Internet on behalf of players who are not present at the bingo hall. There exists uncertainty as to whether Internet bingo may ultimately be determined to be legal under federal law and whether the regulatory agencies overseeing the Company's present gaming licenses may demand that the Company not provide

                     MULTIMEDIA GAMES, INC. AND SUBSIDIARIES
                               NOTES TO UNAUDITED
                        CONSOLIDATED FINANCIAL STATEMENTS

its system or services or receive compensation for its system. Consequently, the Company may never receive any revenue from this activity. The Company has not received any such revenue to date and has expensed all costs related to the activity.

Stock Repurchase. Effective April 2000, the Board of Directors authorized the Company to repurchase up to 300,000 shares of its common stock, with the approval of the Company's lender. The Company repurchased 127,250 shares of its common stock during fiscal 2000, at an average cost of $4.00 per share. During the first nine months of fiscal 2001, the Company repurchased 292,577 shares of its common stock, at an average cost of $6.14 per share. In March 2001, the Board of Directors approved a plan to repurchase an additional 300,000 shares of common stock, and up to 500,000 Class A or B warrants. The timing and number of shares repurchased will depend on prevailing market conditions and other investment opportunities. To date, no repurchases of warrants have been made under this plan.

Redemption of Class A and Class B Warrants. On June 27, 2001, the Company announced that it will redeem, at $0.10 per warrant, all of its publicly traded Class A warrants and Class B warrants that remain unexercised at the close of business on August 10, 2001. There were 1,191,633 Class A and 433,310 Class B warrants outstanding at June 30, 2001. Each warrant represents the right to purchase one share of the Company's common stock at $8.00 per share.

On June 30, 2001, the closing price of the Company's common stock was $22.20 per share on a volume of 304,400 shares.

3.   RELATED PARTY TRANSACTIONS

On May 31, 2001, the Company amended its consulting agreement with Larry Montgomery, a Director of the Company, to compensate him at the rate of $3,000 per month through April 30, 2002. The Company also agreed to pay all premiums on life, health and disability insurance for Mr. Montgomery and his family through December 31, 2002.

On August 16, 2000, the Company entered into a four-year consulting agreement with John Winkelman, a Director of the Company, to consult with the Company regarding California Native American gaming opportunities and other matters. Mr. Winkelman is compensated by the Company at the rate of $60,000 per year under this agreement.

On November 9, 2000, the Company entered into a consulting agreement with Marty Keane, a Director of the Company, for a period of one year. Mr. Keane is compensated by the Company under this agreement at the rate of $57,500 per year. The consulting agreement is automatically renewable on a year-to-year basis unless either party gives notice of termination at least 90 days prior to the expiration of the then term of the agreement.

4.   EQUITY INVESTMENT

In December 1999, the Company's wholly-owned subsidiary, GameBay.com, ("GameBay") issued 71% of its equity securities to a group of investors for $6.5 million. In connection with that transaction, the Company granted GameBay a license to use the Company's intellectual property for Internet non-gaming purposes. In consideration of the license grant, the Company received a one-time fee of $1.0 million, of which $400,000 was scheduled for payment in December 2000. The Company is also entitled to a royalty of 5% of GameBay's gross revenue. The Company had deferred recognition of the $400,000 GameBay note receivable into income until payment was received. The Company has not received any royalty payments to date. As of September 30, 2000, the Company's investment has been reduced to zero. During the quarter ended March 31, 2001, management of the Company determined that ultimate collection of the $400,000 note receivable was doubtful, and accordingly, the note was offset against the related deferred revenue. Due to the downturn in the advertising-driven Internet business, GameBay has suspended operations and is considering the pursuit of other business models. Gordon T. Graves, a Director of the Company and its Chief Executive Officer, is a Director of GameBay. Laurence E. Kaplan, a former Director of the Company, is also a Director of GameBay. Mr. Kaplan resigned as a director of the Company on May 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company is a technology supplier to the gaming industry. The Company designs and develops interactive Class II and Class III games and related EPS and equipment that are marketed to Native American bingo and gaming halls located throughout the United States. The Company operates its games on behalf of its tribal customers through a multi-path communications network called "Betnet." The Betnet network interconnects EPS located within a hall or in multiple halls, thereby enabling players to simultaneously participate in the same game and to compete against one another to win common pooled prizes. Betnet is a multichannel network that uses different combinations of frame relay intranets, satellite, telephone, Internet, and local area networks for different applications. All of the Company's Class III gaming is currently conducted in Native American gaming halls located in the state of Washington. The Company offers Class II and Class III game themes that have been designed and developed by the Company, and Class III game themes that have been licensed from WMS(R) Gaming Inc. and Bally Gaming Inc., a subsidiary of Alliance Gaming Corporation. The Company also produces high-stakes television bingo game shows that are televised live to multiple participating Native American bingo halls linked via Betnet's closed circuit satellite and broadband telephone communications channels.

Prior to fiscal 2000, virtually all of the Company's games and equipment were designed and operated to meet the requirements for Class II gaming as defined in IGRA (see Note 2 of Notes to Unaudited Consolidated Financial Statements). IGRA defines Class II gaming as bingo, pull-tabs, lotto, punch boards, tip jars, instant bingo and other games similar to bingo if those games are played at the same location where bingo is being played. Class II games are regulated by the tribes without interference from the states. All other common gambling games are Class III and involve state regulation. In late fiscal 1999, the Company began to design, develop and market Class III games and equipment in the state of Washington. At June 30, 2001, there were 5,804 EPS in operation, of which 4,423 were Class II located at 83 independently owned Native American gaming facilities in seven states, and 1,381 EPS were Class III located in eight gaming halls in the state of Washington. This compares to 4,873 EPS that were in operation at June 30, 2000, of which 3,864 were Class II located at 81 bingo halls in seven states and the District of Columbia and 1,009 EPS were Class III located in eight gaming halls in the state of Washington. Also at June 30, 2001, the Company's live television bingo game show, MegaBingo, was being delivered to ten independently owned Native American bingo halls located in four states and the District of Columbia, a decrease of 32 bingo halls compared to June 30, 2000.

In January 2001, the Company introduced MegaNanza, its new generation of interactive Class II gaming. MegaNanza was developed based upon the guidance provided in recent court rulings, including the four federal court decisions upholding the Class II status of the Company's MegaMania game. For the nine months ended June 30, 2001, MegaNanza has generated approximately $19.2 million of gaming revenues, and as of that date 1,241 of the EPS in operation were offering that game.

MegaBingo,(R) MegaMania,(R) and MegaNanza(TM) are trademarks and tradenames of the Company, and all references herein are deemed to include the applicable tradename or trademark designation.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 AND 2000

NET INCOME was $1,955,000 for the third quarter of fiscal 2001, compared to $832,000 for the third quarter of fiscal 2000, an increase of $1,123,000, or 135%. Company operations resulted in income before taxes of $3,380,000 for the three months ended June 30, 2001, an increase of $2,061,000, or 156%, from 2000's $1,319,000. The Company's earnings before interest, taxes, depreciation and amortization ("EBITDA") amounted to $6,238,000 for the third fiscal quarter of 2001, up $2,520,000, or 68%, from 2000's $3,718,000. EBITDA should not be considered in isolation, as a substitute for net income as a measure of the Company's operating results, to measure cash flows from operating activities, (determined in accordance with generally accepted accounting principles) or as a measure of liquidity. Not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth herein may not be comparable to EBITDA reported by other companies. At June 30, 2001, there were 5,804 EPS in operation (including 1,381 Class III), as compared to 5,268 (including 1,282 Class III) at September 30, 2000, and 4,873 (including 1,009 Class III) at June 30, 2000. The amount of depreciation and amortization recorded for the third quarter of fiscal 2001 increased $465,000, or 21%, over the third quarter of fiscal 2000.

REVENUES totaled $35,439,000 for the third quarter of fiscal 2001, compared to $26,097,000 for the third quarter of 2000, an increase of $9,342,000, or 36%. The Company's Class II electronic games generated revenues of $32,311,000 for the three months ended June 30, 2001, as compared to $21,784,000 in the third quarter of fiscal 2000, an increase of $10,527,000, or 48%. Revenues for the quarter ended June 30, 2001 increased primarily due to $14,890,000 in revenues from MegaNanza, introduced in January 2001. Class III revenues increased $255,000, or 47%, from $548,000 for the quarter ended June 30, 2000 to $803,000 for the same period in 2001. For the three months ended June 30, 2001, MegaBingo television game show revenues of $380,000 declined $1,533,000, or 80%, from 2000's $1,913,000.

Hall participation in MegaBingo has declined for a number of reasons. Some halls have reduced their paper bingo operations to pursue the more lucrative Class II interactive or Class III games, as defined by IGRA. Other customers with a sufficient number of traditional bingo players have elected to conduct their own high-stakes bingo games. In order to minimize losses from MegaBingo while the game was being revised, the Company reduced the frequency of game play from twice daily to only four times per week, effective November 14, 2000.

During the last quarter of fiscal 2001, the Company expects to introduce a revised MegaBingo game that is intended to appeal to customer preferences. The Company does not expect this revision to have a material adverse effect on the Company's financial statements for the year ended September 30, 2001.

SALES of $199,000 for 24 EPS and other equipment were recorded in the third quarter of fiscal 2001, in comparison to $1,196,000 for 149 EPS units sold in the third quarter of fiscal 2000, reflecting a trend in customer preference toward renting rather than purchasing EPS.

LEASE REVENUES from EPS leased to Native American tribes increased from $482,000 in the third quarter of fiscal 2000 to $617,000 in 2001, a 28% increase. Class III lease revenue accounted for $245,000, or 181%, of the increase, due to the greater number of EPS on lease purchase for the third quarter of 2001 compared to 2000.

CLASS III BACK-OFFICE FEES amounted to $567,000 for the three months ended June 30, 2001, an increase of $405,000, or 250%, over the same period in fiscal 2000. Back-office fees as well as other Class III revenues have increased due to a greater number of EPS in place, and growth in Washington State's Class III market as a whole. Also, the introduction of more exciting games in September 2000 has increased the revenue per machine.

CLASS III LICENSING FEES amounted to $412,000 for the quarter ended June 30, 2001; no such fees were recorded during the same period in 2000.

OTHER REVENUES, which consist of equipment servicing and maintenance fees, were $150,000 in the third quarter of fiscal 2001, an increase of $138,000 compared to $12,000 for the third quarter of fiscal 2000.

BINGO PRIZES AND RELATED COSTS amounted to $426,000 for the three months ended June 30, 2001, compared to $1,662,000 for the three months ended June 30, 2000, a decrease of $1,236,000, or 74%. This decrease is due to a shift in emphasis to the more profitable interactive Class II games and the reduction in the number of MegaBingo games played per week. Interactive gaming revenues are recorded net of prize costs; therefore, those prizes are not reflected in the above amount.

ALLOTMENTS TO HALL OPERATORS consists of the bingo halls' share of the interactive gaming and television game show revenues after prizes and allocable prize costs. Allotments to hall operators increased $7,203,000, or 45%, to $23,180,000 for the three months ended June 30, 2001, compared to $15,977,000 for the three months ended June 30, 2000. The increase is due to the introduction of MegaNanza in January 2001.

NET REVENUES, which is the result after bingo prizes and related costs and allotments to hall operators are deducted from revenue, were $11,833,000 for the third quarter of fiscal 2001, an increase of $3,375,000, or 40%, over $8,458,000 for the same quarter of 2000.

COST OF ELECTRONIC PLAYER STATIONS SOLD decreased $595,000, or 85%, for the three months ended June 30, 2001, because fewer EPS units were sold during the current period.

SALARIES AND WAGES amounted to $1,595,000 for the three months ended June 30, 2001, compared to $1,106,000 for the three months ended June 30, 2000, an increase of $489,000, or 44%. This increase partially relates to personnel hired to address the Company's interactive gaming network needs, such as installation, training, maintenance, software development, and the pursuit of new business, including the Class III video lottery business. Approximately $404,000, or 82%, of the increase relates to the development, upgrading, and maintenance of software and systems.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $980,000 or 34%, to $3,894,000 for the three months ended June 30, 2001, compared to $2,914,000 for the three months ended June 30, 2000. In the quarter ending

June 30, 2001, software expenses increased $303,000 due to licensing fees related to Class III gaming. Employee benefits increased $489,000, or 219%, primarily due to performance-based incentives covering substantially all employees, corresponding to improvements in corporate profitability, and an increase in health and life insurance premiums due to a greater number of employees. Consulting and contract labor increased $314,000, or 120%, due primarily to the development, upgrading, and maintenance of games and systems. Advertising and promotions increased $229,000, or 105%, comprising $168,000 for Class II promotions and $61,000 for trade-show related expenses. These increases were partially offset by decreases in bad debt expense and telecommunications costs. Bad debt expense decreased $84,000, or 74%, due to the Company improving collection efforts, thus decreasing the age of receivables. Telecommunications costs for the third fiscal quarter of 2001 decreased $113,000, or 31%, from the same period of 2000, primarily from the renegotiation of some telecommunications contracts.

AMORTIZATION AND DEPRECIATION increased $465,000, or 21%, to $2,685,000 for the three months ended June 30, 2001, compared to $2,220,000 for the same period in 2000. The increase in depreciation is principally a result of the Company making $6.5 million in capital additions, of which $85,000 relates to salaries and consulting fees for software and system development during the third fiscal quarter of 2001. The amount of depreciation related to EPS placed in service prior to fiscal 2001 was $1.2 million for the third fiscal quarter, and $356,000 was for EPS placed in service in fiscal 2001.

INTEREST INCOME amounted to $25,000 for the three months ended June 30, 2001, compared to $27,000 for the three months ended June 30, 2000, a decrease of $2,000, or 7%.

INTEREST EXPENSE amounted to $198,000 for the three months ended June 30, 2001, compared to $206,000 for the three months ended June 30, 2000, a decrease of $8,000, or 4%. This decrease resulted from a lower outstanding balance on the working capital line of credit over the third quarter of fiscal 2001, compared to the same quarter of fiscal 2000. This decrease was partially offset by interest accrued on possible tax assessments made by the Internal Revenue Service ("IRS") for the tax years 1997 through 1999.

INCOME TAX EXPENSE amounted to $1,425,000 for the three months ended June 30, 2001, compared to $487,000 for the three months ended June 30, 2000, an increase of approximately $938,000, or 193%.

NINE MONTHS ENDED JUNE 30, 2001 AND 2000

NET INCOME was $3,264,000 for the first nine months of fiscal 2001, compared to $1,660,000 for the nine months ended June 30, 2000, an increase of $1,604,000, or 97%. Company operations resulted in income before taxes of $5,507,000 for the nine months ended June 30, 2001, an increase of $2,864,000, or 108%, from 2000's $2,643,000. EBITDA amounted to $13,249,000 for the first nine months of 2001, up $4,007,000, or 43%, from 2000's $9,242,000. EBITDA should not be considered in isolation, as a substitute for net income as a measure of the Company's operating results, to measure cash flows from operating activities, (determined in accordance with generally accepted accounting principles) or as a measure of liquidity. Not all companies calculate EBITDA using the same methods; therefore, the EBITDA figures set forth herein may not be comparable to EBITDA reported by other companies. At June 30, 2001, there were 5,804 (1,381 Class III) EPS in operation, as compared to 5,268 (1,282 Class III) at September 30, 2000, and 4,873 (1,009 Class III) at June 30, 2000. The amount of depreciation and amortization recorded for the first nine months of fiscal 2001 increased $1,246,000, or 21%, over the first nine months of fiscal 2000.

REVENUES totaled $84,030,000 for the first nine months of fiscal 2001, compared to $68,881,000 for the first nine months of 2000, an increase of $15,149,000, or 22%. The Company's Class II electronic games generated revenues of $75,082,000 for the nine months ended June 30, 2001, as compared to $58,259,000 in the first nine months of fiscal 2000, an increase of $16,823,000, or 29%. Revenues through the nine months ended June 30, 2001 increased primarily due to $19,173,000 in revenues from MegaNanza, introduced in January 2001. Class III revenues increased $688,000, or 53%, from $1,288,000 for the first nine months of fiscal year 2000 to $1,976,000 for the same period in 2001. For the nine months ended June 30, 2001, MegaBingo television game show revenues of $1,753,000 declined $4,149,000, or 70%, from 2000's $5,902,000.

Hall participation in MegaBingo has declined for a number of reasons. Some halls have reduced their paper bingo operations to pursue the more lucrative Class II interactive or Class III games, as defined by IGRA. Other customers with a sufficient number of traditional bingo players have elected to conduct their own high-stakes bingo games. In order to minimize losses from MegaBingo while the game was being revised, the Company reduced the frequency of game play from twice daily to only four times per week, effective November 14, 2000.

During the last quarter of fiscal 2001, the Company expects to introduce a revised MegaBingo game that is intended to appeal to customer preferences. The Company does not expect this revision to have a material adverse effect on the Company's financial statements for the year ended September 30, 2001.

SALES of $213,000 for EPS and other equipment were recorded in the first nine months of fiscal 2001, in comparison to $1,340,000 for EPS units sold in the first nine months of fiscal 2000, reflecting a trend in customer preference toward renting rather than purchasing EPS.

LEASE REVENUES from EPS leased to Native American tribes increased from $1,665,000 in the first nine months of fiscal 2000 to $2,311,000 in 2001, an increase of $646,000, or 39%. Class III lease revenue accounted for $644,000, or 99%, of the increase, due to the greater number of EPS on lease purchase for the first nine months of 2001 compared to 2000.

CLASS III BACK-OFFICE FEES amounted to $1,418,000 for the first nine months of fiscal 2001, an increase of $1,023,000, or 259%, over the same period in fiscal 2000. Back-office fees as well as other Class III revenues have increased due to a greater number of EPS in place, and growth in Washington State's Class III market as a whole. Also, the introduction of more exciting games in September 2000 has increased the revenue per machine.

CLASS III LICENSING FEES amounted to $612,000 for the first nine months of fiscal 2001; no such fees were recorded during the same period of 2000.

OTHER REVENUES, which consist of equipment servicing and maintenance fees, were $665,000 in the first nine months of fiscal 2001, an increase of $633,000 compared to $32,000 for the first nine months of fiscal 2000.

BINGO PRIZES AND RELATED COSTS amounted to $1,914,000 for the nine months ended June 30, 2001, compared to $5,107,000 for the nine months ended June 30, 2000, a decrease of $3,193,000, or 63%. This decrease is due to a shift in emphasis to the more profitable interactive Class II games and the reduction in the number of MegaBingo games played per week. Interactive gaming revenues are recorded net of prize costs; therefore, those prizes are not reflected in the above amount.

ALLOTMENTS TO HALL OPERATORS consists of the bingo halls' share of the interactive gaming and television game show revenues after prizes and allocable prize costs. Allotments to hall operators increased $11,380,000, or 27%, to $54,260,000 for the nine months ended June 30, 2001, compared to $42,880,000 for the nine months ended June 30, 2000. The increase is due primarily to the introduction of MegaNanza in January 2001.

NET REVENUES for the nine months ended June 30, 2001 were $27,856,000, an increase of $6,962,000, or 33%, over fiscal 2000's $20,894,000.

COST OF ELECTRONIC PLAYER STATIONS SOLD decreased $656,000 for the nine months ended June 30, 2001, because fewer EPS units were sold during the current period.

SALARIES AND WAGES amounted to $4,308,000 for the nine months ended June 30, 2001, compared to $3,537,000 for the nine months ended June 30, 2000, an increase of $771,000, or 22%. This increase partially relates to the severance paid to 30 individuals as a result of the Company automating certain operations, which was completed in December 2000. Operating costs, including payroll expenses and employee benefits (a component of Selling, General, and Administrative expenses) related to Class II gaming have decreased since the automation. In addition, personnel have been hired to address the Company's interactive gaming network needs, such as installation, training, maintenance, software development, and the pursuit of new business, including the Class III video lottery business. Approximately $645,000, or 83%, of the increase relates to the development, upgrading, and maintenance of software and systems.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES increased $2,593,000, or 34%, to $10,185,000 for the nine months ended June 30, 2001, compared to $7,592,000 for the nine months ended June 30, 2000. In the nine month period ending June 30, 2001, software expenses increased $1,188,000 due to fees related to Class III gaming, including $500,000 relating to penalties for estimated shortfalls in minimum purchases of licenses required under a contract. Advertising and promotions increased $591,000, or 128%, due primarily to increases of $238,000 for trade shows and users' conferences, $199,000 for Class II promotions, and $99,000 for Class III promotions. Employee benefits increased $687,000, or 92%, primarily due to performance-based incentives covering substantially all employees, corresponding to improvements in corporate profitability, and an increase in health and life insurance premiums due to a greater number of employees. Consulting and contract labor increased $443,000, or 55%, due to the development, upgrading and maintenance of games and systems. These increases were partially offset by decreases in telecommunications costs and bad debt expense. Bad debt expense decreased $178,000, or 78%, due to the Company improving collection efforts, thus decreasing the age of receivables. Telecommunications costs for the first nine months of 2001 decreased $436,000, or 38%, from the same period of 2000, primarily from the renegotiation of some telecommunications contracts.

AMORTIZATION AND DEPRECIATION increased $1,246,000, or 21%, to $7,294,000 for the nine months ended June 30, 2001, compared to $6,048,000 for the same period in 2000. The increase in depreciation is a result of the Company making $10.3 million in capital additions, of which $366,000 relates to salaries and consulting fees for software and system development in the first nine months of fiscal 2001. The amount of depreciation related to EPS placed in service prior to fiscal 2001 was $3.9 million for the nine months ended June 30, 2001, and $601,000 was for EPS placed in service during fiscal 2001.

INTEREST INCOME amounted to $82,000 for the nine months ended June 30, 2001, compared to $94,000 for the nine months ended June 30, 2000, a decrease of $12,000, or 13%.

SOFTWARE LICENSING FEES totaled $600,000 for the first nine months of fiscal 2000. No such fees were recognized during the first nine months of 2001. The Company granted an exclusive right to its intellectual property for non-gambling sweepstakes purposes to GameBay in December 1999. In consideration of the license grant, the Company received a one-time fee of $600,000 in cash, and a note for $400,000 due in December 2002. The Company deferred recognition of the $400,000 GameBay note receivable into income until payment is received. During the second quarter of 2001, management of the Company determined that ultimate collection of the $400,000 note receivable was doubtful, and accordingly the note was offset against the related deferred revenue.

INTEREST EXPENSE amounted to $530,000 for the nine months ended June 30, 2001, compared to $645,000 for the nine months ended June 30, 2000, a decrease of $115,000, or 18%. The decrease resulted from a lower outstanding balance on the working capital line of credit over the first nine months of fiscal 2001, compared to the first nine months of fiscal 2000. This decrease was partially offset by interest accrued on possible additional income tax assessments made by the IRS for the tax years 1997 through 1999.

EQUITY IN LOSS OF UNCONSOLIDATED SUBSIDIARY As a result of GameBay's issuance of 71% of its shares of common stock to an investor group, the Company is recording the investment using the equity method and is recognizing its pro rata share of GameBay's estimated net loss since December 1999. The Company did not recognize any loss on an unconsolidated subsidiary for the nine months ended June 30, 2001, due to the net book value of the Company's investment in GameBay being reduced to zero by September 30, 2000. The equity in loss of unconsolidated subsidiary was $350,000 for the nine months ended June 30, 2000.

INCOME TAX EXPENSE amounted to $2,243,000 for the nine months ended June 30, 2001, compared to $983,000 for the nine months ended June 30, 2000, an increase of approximately $1,260,000, or 128%.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, the Company had unrestricted cash of $2.5 million, a $1.4 million increase from June 30, 2000. During the nine months ended June 30, 2001 and 2000, $8.9 million and $8.0 million, respectively, of net cash was provided by operations. Nearly $600,000 of the cash provided by operations was attributable to the collection of Class III accounts receivable outstanding at September 30, 2000. The Company used $8.3 million and $5.7 million, respectively, in investing activities in 2001 and 2000, almost entirely for additions to fixed assets, consisting primarily of software development for interactive gaming, and hardware for interactive gaming player stations and game operation. The Company received $629,000 in net cash from financing activities in 2001 for the repayment of borrowings under its bank line of credit facility entered into during 1999, as well as for the Company's treasury stock acquisition program. The Company collected $1.4 million from the exercise of 179,800 warrants during the quarter ended June 30, 2001. The Company has also collected $2.3 million from the exercise of options for the nine months ended June 30, 2001. At June 30, 2001, the Company had approximately 1.6 million options outstanding, with exercise prices ranging from $2.50 to $7.1875 per share. Of the options outstanding, approximately 361,000 were exercisable at June 30, 2001. In addition, during the quarter ended June 30, 2001, the Company recognized a $1.6 million federal income tax benefit relating to qualified and non-qualified incentive stock options. Accordingly, the benefit was recorded as additional paid-in capital. This credit relates to certain incentive stock options which were exercised and sold within one year, and to certain non-qualified options and incentive stock options exceeding the IRS's $100,000 annual vesting limitation. There were approximately 1.9 million Class A and B warrants outstanding at June 30, 2001. Working capital, which includes $4.8 million of borrowings outstanding under the line of credit, amounted to $626,000 at June 30, 2001, compared to negative working capital of $587,000 at September 30, 2000. The Company paid $440,000 to Network Gaming, Inc. ("NGI") during the first nine months of fiscal 2001, as required under a litigation settlement agreement arising from a judgment against the Company.

During the nine months ended June 30, 2001, the Company incurred legal and professional fees and expenses of $1.2 million, an increase of $200,000 when compared to the nine months ended June 30, 2000. Most of the increase resulted from legal research for the development of new product lines, including MegaNanza, which was introduced at the end of the first quarter. Legal fees and expenses related to litigation are not expected to reach the levels of fiscal 2000. However, this expectation could change depending upon a number of factors, including those described under "Item 1. Business - Risk Factors - The Company Operates in an Uncertain Legal and Regulatory Environment," contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000. Also during the nine months ended June 30, 2001, the Company collected nearly $1.9 million in notes receivable, which resulted from sales transactions occurring in fiscal 2000.

On July 29, 1999, the Company entered into a revolving credit facility with Coast Business Credit, a Division of Southern Pacific Bank, located in Los Angeles, California. Pursuant to the credit facility, the Company may borrow up to $10 million, or such lesser amount as is permitted under various borrowing base formulas. As of June 30, 2001, under the most restrictive of the borrowing base formulas, there were $5.5 million of borrowings available to the Company, of which $4.8 million had been borrowed and was outstanding. The credit facility expires in July 2002 and is secured by all assets of the Company and the personal guarantee of $1.5 million from the Company's Chairman and CEO. Borrowings under the facility bear interest, payable monthly, at a rate equal to the greater of 9%, or 1.75% above the prime rate from time to time in effect. All of the Company's revenues are deposited into a "blocked" account controlled by the bank and disbursements from the "blocked" account may be made only with the approval of the bank. In December 1999, the credit facility was amended in connection with obtaining Coast's consent to the terms of the settlement of the NGI litigation. The amendment waived any defaults that may have resulted from the settlement, increased the early termination fee payable by the Company in the event the Company prepays the credit facility prior to its maturity in July 2002, and required the Company to pay a $100,000 fee to Coast in consideration for the amendment.

Effective April 2000, the Board of Directors authorized the Company to repurchase up to 300,000 shares of its common stock, with the approval of the Company's lender. The Company purchased 127,250 shares of its common stock during fiscal 2000, at an average cost of $4.00 per share. During the first nine months of fiscal 2001, the Company repurchased 292,577 shares of its common stock, at an average cost of $6.14 per share. At their March 2001 meeting, the Company's Board of Directors approved a plan to repurchase an additional 300,000 shares of the Company's common stock, and up to 500,000 Class A or B warrants. The timing and number of shares repurchased will depend on prevailing market conditions and other investment opportunities. To date, no repurchases of warrants have been made under this plan. On June 30, 2001, the Company's common stock traded at $22.20 on a volume of 304,400 shares.

On April 12, 2001, the Company's President and COO exercised his option to purchase 285,000 shares of common stock. This purchase was made by way of a promissory note issued to the Company, as permitted by the President's Stock Option Plan of 1998.

On June 27, 2001, the Company announced it will redeem, at $0.10 per warrant, all of its publicly traded Class A warrants and Class B warrants that remain unexercised at the close of business on August 10, 2001. There were 1,191,633 Class A and 433,310 Class B warrants outstanding at June 30, 2001. Each warrant entitles the holder to purchase one share of common stock at $8.00 per share. If all warrants are exercised prior to the redemption date, the Company will receive nearly $13.0 million.

CONTINGENCIES

For information regarding contingencies, see "Note 2 of Notes to Unaudited Consolidated Financial Statements," and "PART II - Item 1. Legal Proceedings."

INFLATION AND OTHER COST FACTORS

The Company's operations have not been, nor are they expected to be, materially affected by inflation. However, the Company's operational expansion is affected by the cost of hardware components, which are not considered to be inflation sensitive, but rather, sensitive to changes in technology and competition in the hardware markets. In addition, the Company expects it will continue to incur legal and other similar costs associated with regulatory compliance requirements and the uncertainties present in the operating environment in which the Company conducts its business.

SEASONALITY

The Company's operations are affected by seasonal factors as follows. The first fiscal quarter (October through December) is the Company's weakest quarter because consumers' discretionary spending is traditionally directed toward holiday activities. After the holiday season, sales build steadily during the second fiscal quarter, taking into account the negative impacts of winter weather. During the third fiscal quarter, sales increase at a greater rate due to the warmer weather and the passing of the April 15 tax deadline. The last fiscal quarter (July through September) is traditionally the Company's best quarter, due to the continuation of warm weather and the advent of vacation season. With the introduction of the new MegaNanza game themes, there has been a reduction in the seasonal impact on the Company's business, primarily due to the game's broader appeal to customer preferences.

FUTURE EXPECTATIONS AND FORWARD-LOOKING STATEMENTS

This Quarterly Report and the information incorporated herein by reference contains various "forward-looking statements" within the meaning of federal and state securities laws, including those identified by or predicated on the words "believes," "anticipates," "expects," "plans," or similar expressions. Such statements are subject to a number of uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, those factors described under "Item 1. Business - Risk Factors," contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2000, which are incorporated herein by this reference. In addition to these factors, the Company may incur significant liability for damages to its Class III Video Lottery customers if the Company fails to meet the demanding installation, performance and maintenance requirements for its Class III products. Moreover, a significant number of patents, copyrights and trademarks exist in the more mature Class III business space and there is the risk that the Company may infringe, or have it alleged that it is infringing, upon the proprietary rights of others. As a result, the Company could incur substantial costs and the diversion of management resources in defense of any claims relating to the proprietary rights of others, which could have a material adverse effect upon the Company's business and results of operations. Given these uncertainties, readers of this Quarterly Report are cautioned not to place undue reliance upon such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the effects of short-term interest rates under the Company's line of credit, which the Company does not consider material, the Company is not subject to any other interest rate, exchange rate, or commodity price risks.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is subject to litigation incident to the normal conduct of its business, none of which is believed to be material. The Company operates in an uncertain legal and regulatory environment and the possibility exists that the Company could be involved in litigation in the future. See Note 2 of Notes to Unaudited Consolidated Financial Statements included herein, and Item 1. Business - Risk Factors, contained in the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 30, 2001, the Company held its 2001 Annual Stockholder Meeting. The meeting involved the election of eight nominees to be Directors, and the following persons were elected, constituting all of the members of the Company's Board of Directors: Gordon T. Graves, Larry D. Montgomery, Martin A. Keane, Thomas W. Sarnoff, Ali P. Alizadeh, Lawrence E. Kaplan, John M. Winkelman, and Clifton E. Lind.

A separate tabulation with respect to each nominee is as follows:

                                  FOR                      AGAINST                   ABSTAIN

Gordon T. Graves               4,535,622                      0                       1,000
Larry D. Montgomery            4,535,622                      0                       1,000
Martin A. Keane                4,535,622                      0                       1,000
Thomas W. Sarnoff              4,535,622                      0                       1,000
Ali P. Alizadeh                4,535,622                      0                       1,000
Lawrence E. Kaplan             4,535,622                      0                       1,000
John M. Winkelman              4,535,622                      0                       1,000
Clifton E. Lind                4,535,622                      0                       1,000

A proposal to ratify and approve the appointment of BDO Seidman LLP as the Company's independent auditors was also voted upon at the meeting and received the requisite number of votes necessary to pass, as follows:

                                  FOR                      AGAINST                   ABSTAIN

                               4,531,222                     300                      5,100

In addition to the above, a proposal to ratify and approve the 2000 Stock Option Plan was voted upon at the meeting and received the requisite number of votes necessary to pass, as follows:

                                  FOR                      AGAINST                   ABSTAIN

                               1,159,551                   45,861                    61,925

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Two reports on Form 8-K were filed by the Company on May 7, 2001 and June 26, 2001, reporting presentations to analysts and investors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 7, 2001        Multimedia Games, Inc.
                            By: /s/ Frank W. Rehanek, Jr.
                                ------------------------------------------------
                                Frank W. Rehanek, Jr.
                                Chief Financial and Principal Accounting Officer