Form 10-K405
period 2001-09-30
MULTIMEDIA GAMES INC
filed 2001-12-21
CIK 896400

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
               FOR ANNUAL REPORTS AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 2001

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the transition period from         to
                                              -------    ---------

                         COMMISSION FILE NUMBER 0-28318

                             MULTIMEDIA GAMES, INC.
             (Exact Name of Registrant as Specified in Its Charter)

                    TEXAS                                    74-2611034
       (State or Other Jurisdiction of                    (I.R.S. Employer
       Incorporation or Organization)                  Identification Number)

      8900 SHOAL CREEK BLVD., SUITE 300
                AUSTIN, TEXAS                                   78757
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the issuer as of December 5, 2001 was $245,268,000.

The number of shares outstanding of the issuer's common stock as of December 5, 2001, was 8,088,281.

Documents incorporated by reference: NONE

                                     PART I

ITEM 1.  BUSINESS

GENERAL

We are a technology supplier to the gaming industry. We design and develop interactive Class II and Class III games and related electronic player stations ("EPS") and equipment that are marketed to Native American bingo and gaming halls located throughout the United States. We operate our games on behalf of our tribal customers through a telecommunications network called "Betnet." Our Betnet network interconnects EPS located within a gaming hall and in multiple gaming halls, thereby enabling players to simultaneously participate in the same game and to compete against one another to win common pooled prizes. All of our Class III gaming is currently conducted in Native American gaming halls located in the state of Washington. We offer Class II and Class III game themes that we have designed and developed as well as Class III game themes that have been licensed by us from others. We also produce high-stakes bingo game shows that are televised live to multiple participating Native American bingo halls linked via Betnet.

All of our Class II games and equipment are designed and operated to meet the requirements for Class II gaming as defined in the Indian Gaming Regulatory Act of 1988 ("IGRA"). In January 2001, we introduced MegaNanza, our new generation of interactive Class II gaming. MegaNanza was developed based upon guidance provided in recent court rulings, including four federal court decisions upholding the Class II status of our MegaMania game. As of September 30, 2001, we had 6,451 EPS in operation, of which 4,945 were Class II units, including 1,966 MegaNanza units, located at 82 independently owned Native American gaming facilities in seven states and one charity bingo hall in the District of Columbia. The remaining 1,506 were Class III units located in nine gaming halls in the state of Washington. This compares to 5,268 EPS in operation at September 30, 2000, of which 3,986 were Class II located at 81 bingo halls in seven states and charity bingo halls in the District of Columbia, and 1,282 were Class III located in eight gaming halls in the state of Washington. Also as of September 30, 2001, our live television bingo game show, MegaBingo, was being delivered to nine independently owned Native American bingo halls located in five states and the District of Columbia, a decrease of 21 bingo halls compared to September 30, 2000.

Multimedia Games, Inc. was incorporated under the laws of the State of Texas on August 30, 1991. Unless the context otherwise requires, the terms "Company," "MGAM," "we," "us," and "our" include Multimedia Games, Inc., and its subsidiaries - TV Games, Inc., MegaBingo, Inc., Multimedia Creative Services, Inc., and American Gaming Network L.L.C. Our executive offices are located at 8900 Shoal Creek Blvd., Suite 300, Austin, Texas, 78757, and our telephone number is (512) 371-7100.

RISK FACTORS

The following risk factors should be carefully considered in connection with the other information and financial statements contained in this Report on Form 10-K, including Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations." If any of these risks actually occur, our business, financial condition and results of operations could be seriously and materially harmed and the trading price of our common stock could decline.

WE OPERATE IN AN UNCERTAIN LEGAL AND REGULATORY ENVIRONMENT.

NATIVE AMERICAN GAMING. Virtually all of our business relates to gaming activities on Native American lands. The operation of gaming on Native American lands is subject to IGRA. IGRA also created the National Indian Gaming Commission ("NIGC") to establish federal standards for gaming on Native American lands, to protect Indian gaming as a means of generating tribal revenue, and to enforce certain aspects of IGRA.

Fundamental issues relating to the scope and intent of IGRA and the jurisdiction and authority of the NIGC and other federal agencies and tribal governments remain unresolved and ambiguous. As a result, we may be subject to litigation and enforcement actions by these agencies which could adversely affect our ability to market additional EPS and the level of revenues generated from our games. This litigation could also be costly and time consuming to litigate. Moreover, the Department of Justice continues to broadly assert that any electronic or mechanical device used in gaming, such as the EPS used to play our Class II games, are illegal and in violation of the Johnson Act. While this assertion has been rejected by those courts to have considered it to date, it appears to reflect the position of the Department of Justice and only heightens the threat of enforcement action by that agency. There also can be no assurance that courts reconsidering or considering this assertion for the first time may not adopt it as law, thereby creating a conflict among jurisdictions to be resolved by a higher court or by newly enacted law.

This regulatory uncertainty also increases our cost of doing business. We incur significant time and expense on new game development without any assurance that the NIGC or other federal, state and local agencies or tribal governments will agree that our game meets the requirements of Class II gaming. We also incur significant time and expense in communicating and dealing with the multitude of federal, state, local and tribal agencies claiming to have jurisdiction over aspects of Native American gaming.

Several important legal issues, such as what constitutes the game of bingo and whether our EPS are legal technological aids to the play of bingo, so far have been resolved and clarified in our favor in recent decisions by four federal courts. Those decisions arose from litigation initiated against us by the Department of Justice that challenged the legality of our MegaMania game and the EPS used by us in the play of that game. Prior to the litigation, we had received and relied upon opinions and determinations by the NIGC that MegaMania was legal Class II gaming. Notwithstanding these favorable NIGC determinations, the Department of Justice initiated its own action against us that shut our business down for a short period of time and was very costly and time consuming to litigate. Had we lost the litigation, our ability to use our EPS and our revenues from one of our most popular Class II games would have been threatened. In addition, the general breadth of scope of the definition of bingo would have been considerably narrowed, which could have adversely affected our ability to compete and the level of revenues generated by our Class II games.

We face continued uncertainty as to whether we can obtain or rely upon NIGC opinions and determinations on the legality of our activities. In November 2000, the NIGC published proposed rules that would formalize a procedure whereby the NIGC would make determinations on the Class II status of games before those games could be introduced into the market. This would change the current practice of the NIGC, in which determinations on the classification of games are made on an ad hoc basis and typically only after those games have been introduced into the market. Several Native American tribes have questioned the authority of the NIGC under IGRA to make determinations on the classification of games as being contrary to the power of tribes to self-regulate Class II gaming. Regardless of whether we obtain opinions and determinations from the NIGC or tribal agencies, we face the continued threat of actions initiated by the Department of Justice.

In January 2001, we introduced a new Class II game called MegaNanza. For our fiscal year ended September 30, 2001, MegaNanza generated $47,534,000, or 36%, of our total revenues. Prior to introducing MegaNanza into each new tribal market, we sought and obtained a determination by the appropriate tribal authority that MegaNanza was a legal Class II game. We also submitted MegaNanza to the NIGC, seeking its opinion on whether MegaNanza is Class II bingo. If the NIGC determines that MegaNanza is not Class II, we intend to meet with the NIGC to see if there are changes that can be made to the game that will make it acceptable both to us and the NIGC. If no agreement is reached, it may be necessary to seek judicial remedies. Any litigation would be time consuming and expensive and would divert management's attention from other business. Moreover, we cannot predict with any certainty what the outcome of any litigation would be. Even if the NIGC agrees that MegaNanza is Class II gaming, the possibility exists that the Department of Justice could pursue its own independent action against us.

These legal and regulatory uncertainties also raise the threat of enforcement actions by state regulatory agencies. While IGRA was intended to preempt state and local regulation of Class I and Class II gaming, many states are taking an increasingly active role in attempting to regulate Native American gaming by making their own independent judgment of whether an activity is Class II or Class III. In some instances, this independent judgment has been contrary to a determination by the NIGC. In other instances, this independent judgment is exercised only in the absence of an NIGC determination to the contrary, which to date is true in most cases since games are usually introduced into the market prior to any determination of legality by the NIGC.

OTHER GAMING ACTIVITIES. We have plans to extend our games and technology into segments of the gaming industry other than Native American gaming, principally the charity bingo market and the extension of Class II and III gaming into horse racing tracks and other similar state-licensed wagering facilities. None of these activities is currently subject to a nationwide regulatory system such as IGRA, so regulation would be on a state-by-state basis. In addition, federal laws relating to gaming, such as the Johnson Act, which regulates slot machines and similar gambling devices, could also be applicable. We believe our experience with Class III gaming in the state of Washington and with state and local regulatory agencies in our Class II gaming will benefit us in extending into these new markets. Nevertheless, we expect to encounter legal and regulatory uncertainties similar to those we face in our Native American gaming business. There is no assurance that we will ever enter into other segments of the gaming industry or that, if we do, we will be successful in doing so.

CHANGES IN LAW AND REGULATIONS. There also can be no assurance that the NIGC, either on its own initiative or as the result of pressure from or cooperation with other agencies such as the Department of Justice, will not enact new regulations or reinterpret existing regulations in a manner that would have a material and adverse effect upon us. There can also be no assurance that IGRA or other federal laws will not be amended, or new legislation or regulations enacted, so as to limit the authority of tribes to self-regulate Class II gaming or to change the definition of Class II gaming in a manner adverse to our business.

COMPETITION COULD ERODE OUR REVENUES AND PROFIT MARGINS.

We compete with other vendors of Class II and Class III games, systems and equipment. We compete primarily on the basis of the amount of profit generated for our tribal customers from our gaming products in relation to gaming products offered by other vendors. While the price charged to our tribal customers for our products is a factor that affects profit, we believe a more important factor is the appeal of our products to end users. This appeal directly affects the level of play by end users, which in turn affects the amount of profit generated for our tribal customers. Whether our products appeal to end users is dependant upon a number of factors, principally including the success of our game design and development effort. We also compete with other vendors on the basis of the quality and reliability of the products and services provided to our tribal customers, such as installation and maintenance, upgrading of new games and equipment, and back-office support in gathering and reporting information on gaming activities.

Class II gaming also competes with Class III gaming. Given the limitations placed on Class II gaming, it is uncertain whether we can successfully compete in gaming facilities where casino games, slot machines and other forms of Class III gaming are permitted. Finally, gaming generally competes with other forms of entertainment.

In our Class II gaming activities, we have competed with vendors of mostly similar or smaller size. Class III vendors, many of whom have significantly greater financial and human resources than our own, have for the most part ignored the Class II market. We believe this is primarily due to two factors. First, the opportunities in the Class II market are smaller and fewer in relation to the Class III market. Second, the legal and regulatory uncertainties in the Class II market have been a barrier to entry for Class III vendors. Virtually all Class III vendors are licensed in more lucrative Class III jurisdictions and face risk of loss of those licenses if found to have conducted illegal gaming activities in Class II jurisdictions. As the Class II market expands, and the legal and regulatory uncertainties are resolved, we could see increased competition and its resulting pressure on our revenues, profit margins and new sales opportunities.

TO REMAIN COMPETITIVE, WE MUST CONTINUE TO DEVELOP NEW GAME THEMES AND SYSTEMS THAT APPEAL TO CONSUMERS.

An important factor in our future success will be our ability to continuously develop new game themes and systems that appeal to the tastes of consumers and to introduce those game themes and systems in a timely manner. Successful product development and introduction depends upon a number of factors, including the identification of game themes expected to appeal to consumer preferences, and the timely completion of design and testing. Importantly, any new or modified gaming products that are intended for the Class II market will be designed and operated to meet the requirements of Class II gaming. As a result of the uncertain legal and regulatory environment in which we operate, and other factors, there can be no assurance that we will continue to develop and introduce new game themes and systems in a timely manner that will achieve commercial success.

WE ARE DEPENDANT UPON A FEW CUSTOMERS.

For the year ended September 30, 2001, two tribes in Oklahoma accounted for approximately 28% and 14% of our gaming revenues. In fiscal 2000, these same two tribes accounted for approximately 21% and 11% of our gaming revenues. In fiscal 1999, two tribes in Oklahoma accounted for approximately 19% and 12% of total gaming revenues. No other tribe accounted for more than 10% of our gaming revenues in any of these years. While we believe that our relationship with all of our tribal customers is good, the loss of either of these tribes would have a material and adverse effect upon our financial condition and results of operations.

On September 30, 2001, one tribe in Oklahoma accounted for approximately 27% of total accounts receivable; the same tribe accounted for approximately 23% of total accounts receivable in 2000.

This concentration of business with a few customers has the usual risks associated with the lack of diversity in a broad customer base. In addition, the concentration of these customers in Oklahoma has the additional risk that local economic changes may adversely affect our customers, and therefore our business, more suddenly and disproportionately to national trends.

WE MAY INCUR PRIZE PAYOUTS IN EXCESS OF GAME REVENUES.

The prizes awarded under our games are based upon attaining an assumed level of gross game receipts and statistical assumptions as to the frequency of winners. With respect to our interactive gaming activities, we may experience on any day or over short periods of time a "game deficit" where the total aggregate amount of prizes paid exceeds aggregate game revenues. In these instances, we essentially act as a "bank" to most of our tribal customers, who will receive their share of gross game revenues based upon an assumed level rather than the actual level of prize payouts. However, over any statistically relevant period of time, we do not experience any "game deficits" and are able to replenish any amounts "banked" for our tribal customers. No assurances can be given that we will not miscalculate our statistical assumptions or for other reasons experience abnormally high rates of jackpot prize wins which may materially and adversely affect our cash flow on a temporary or long-term basis and which, under certain circumstances, could materially and adversely affect our earnings and financial condition.

With respect to our television bingo game shows, we self-insure against smaller prizes and obtain insurance through a third party for larger jackpots. A portion of the prize risk is also shared with participating bingo halls through funds reserved from bingo card sale receipts and deposited into a prize allocation account. Since the prizes awarded in our television bingo game shows can be large, e.g., one million dollars, we could be adversely affected if our third party insurance provider for some reason fails or refuses to pay. We have never experienced a situation where the insurance provider has failed or refused to pay or where we have lacked sufficient funds to meet prize payouts. However, there can be no assurance that the insurance provider will continue to fulfill its prize obligations in the future.

WE HAVE OUTSTANDING A SIGNIFICANT NUMBER OF OPTIONS AND WARRANTS THAT COULD DILUTE EXISTING STOCKHOLDERS AND COULD ADVERSELY AFFECT OUR REPORTED EARNINGS PER SHARE.

As of September 30, 2001, there were outstanding options and warrants to purchase an aggregate of 2,271,844 shares of our common stock at exercise prices ranging from $2.50 to $11.30 per share. Of these outstanding options and warrants, 587,182 are immediately exercisable and the remainder become exercisable in substantially equal annual increments over the next four years. In addition to these options and warrants, our shares of Series A Preferred Stock are immediately convertible into 27,265 shares of our common stock. To the extent that these options, warrants and shares of Series A Preferred Stock are exercised or converted, dilution to our stockholders will occur. Moreover, the terms upon which we could obtain additional equity capital may be adversely affected by the existence of these options and warrants for two reasons:

     o The options and warrants can be expected to be exercised only at a time when the market price of our common stock is above the exercise price of the options and warrants and therefore we could, in all likelihood, have been able to obtain any needed capital on terms more favorable to us than the exercise terms provided in these securities; and

     o The exercise or conversion of the options and warrants and Series A Preferred Stock can be expected to occur only in connection with the sale in the public market of the underlying common stock, which could have the effect of depressing the market price of our common stock.

Whether or not these options and warrants are exercised, our future reported earnings on a per share basis could be adversely affected. Basic earnings per share are reported using the weighted average number of shares outstanding during the reporting period. Diluted earnings per share are calculated using the weighted average number of shares outstanding determined by the treasury method of accounting. The treasury method formula is a complex one that assumes a calculated number of options and warrants will be exercised based upon a number of other assumptions that includes the exercise price of the options and warrants in relation to the average market price of our common stock. Currently, the market price of our common stock exceeds the exercise price of all of our options and warrants. If this condition continues, we expect a number of these options and warrants will be exercised, which will increase our weighted average number of shares outstanding. Even if not exercised, our future reported earnings per share on a diluted basis will likely assume that a large number of our options and warrants were exercised. In either case, the greater number of shares of common stock outstanding or assumed to be outstanding will reduce our reported earnings on a per-share basis from the amount that would have been reported had the shares not been issued or were not assumed to be issued.

WE DO NOT EXPECT TO PAY ANY CASH DIVIDENDS.

We have never declared or paid any cash dividends on our common stock. We intend to retain our earnings to finance the growth and development of our business and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

OUR FINANCIAL RESULTS MAY FLUCTUATE, WHICH COULD AFFECT OUR STOCK PRICE.

Our operating results can vary significantly from period to period due to a number of factors including:

     o a decline in gaming revenues due to a legal challenge to one or more of our popular Class II games;

     o   increased competition from existing and new competitors;

     o our failure to introduce new games and systems that appeal to consumers;

     o relatively long sales cycles for our products, beginning with game design and ending with the introduction of the game into gaming facilities;

     o the timing and amount of our expenditures for research, development, sales and marketing;

     o the unpredictable timing and amount of expenditures by tribal customers; and

     o our dependence on a small number of major customers in the state of Oklahoma

These factors may make it difficult to forecast revenues and expenditures over extended periods. Consequently, our operating results for any period could be below the expectations of securities analysts and investors. This in turn could lead to sudden and sometimes dramatic declines in the market price of our common stock.

WE MAY NOT BE SUCCESSFUL IN PROTECTING OUR PROPRIETARY RIGHTS OR AVOIDING CLAIMS THAT WE INFRINGE UPON THE PROPRIETARY RIGHTS OF OTHERS.

We principally rely upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect our proprietary rights and technology. These laws and contractual provisions provide only limited protection, and we rely more upon proprietary know-how and continuing technological innovation to develop and maintain our competitive position. Insofar as we rely on trade secrets, unpatented know-how and innovation, there is no assurance that others will not independently develop similar technology or that secrecy will not be breached. The issuance of a patent does not necessarily mean that our technology does not infringe upon the intellectual property rights of others. Accordingly, there can be no assurance we will not be subject to infringement claims from other parties. Problems with patents or other rights could potentially increase the cost of our products or delay or preclude new product development and commercialization. If infringement claims against us are valid, we may seek licenses that might not be available on acceptable terms or at all. Litigation could be costly and time-consuming, but may be necessary to protect our proprietary rights or to defend against infringement claims. We could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others.

MOST OF OUR CUSTOMER CONTRACTS ARE SHORT TERM.

Most of our contracts with our tribal customers are on a year-to-year basis, with separate contracts for each bingo hall operated by that tribe. There is no uniform or predominant expiration date for our contracts. Accordingly, at any point in time, a significant portion of our business is subject to non-renewal.

THIS ANNUAL REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT MAY PROVE
INACCURATE.

This Annual Report on Form 10-K contains various "forward-looking statements" within the meaning of federal and state securities laws, including those identified or predicated by the words "believes," "anticipates," "likely," "expects," "plans," or similar expressions. Such statements are subject to a number of uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, those described under "Risk Factors." Given these uncertainties, investors are cautioned not to place undue reliance upon such statements.

PRODUCTS AND SERVICES

GENERAL. We design and develop our own interactive high-speed Class II bingo games and Class III video lottery games. The game design process involves matching game features to the perceived gaming and entertainment preferences of the target consumer group and includes statistical and mathematical modeling, graphics design, software programming and test feedback. We also design and assemble the EPS used as technological aids to the play of our interactive bingo games and our Class III games. The EPS used in our Class II games are essentially smart computer terminals that allow players to select and play bingo cards by touching the EPS screen. The EPS are interconnected through a common carrier communications network, which is the backbone of our Betnet network. This interconnection allows players within the same bingo hall or from other bingo halls to compete against each other in a live bingo game to win a common pooled prize in accordance with the requirements of Class II gaming. The EPS used in our Class III gaming are similar in design and purpose to the Class II EPS, but are interconnected via an intra-gaming-hall network and are also distinguished by the sounds, graphics and motion displayed on the EPS for the customer's entertainment. We also produce high-stakes television bingo game shows that are televised live to multiple participating Native American bingo halls linked via closed-circuit satellite and broadband telephone communications networks.

In connection with all of these activities, we provide our tribal customers with virtually all of the "back-office" record keeping systems necessary to account for revenues and prize payouts. Our systems enable us to track game revenues and payouts for every bingo hall and every individual EPS, to prepare reports based on the information gathered, and to disseminate the reports to our tribal customers.

We recently introduced a Players Passport Club that operates similar to an airline "frequent-flyer" program. Players voluntarily join and earn points based upon their level of play which can be redeemed for prizes, discounts and other promotional items. The Players Passport Club also allows us to track the playing preferences of individual players, thereby gaining potentially valuable design insight into game features that appeal to players.

INTERACTIVE BINGO GAMES. Our current offering of high-speed interactive Class II bingo games consists of our new-generation games, which include MegaNanza and its related family of games - the Fruit Cocktail series, Glory 7's, Rainbow 7's, and Bad Monkey - and our Legacy series of games, which includes MegaMania, Flash 21 Bingo, Big Cash Bingo, Countdown Bingo, and People's Choice. All of these interactive games are variations of bingo and are played in fundamentally the same way. To begin play, a player first opens an account with a cashier at the bingo hall and is issued either a printed receipt showing the amount deposited and a personal identification number ("PIN"), or a temporary Players Club Card which encodes the PIN on a magnetic strip. If using a printed receipt, players then use the EPS touch screen to input their PIN and activate the EPS to join a game. If using a Players Club Card, a player inserts the plastic card into a slot on the front of the EPS that reads the encoded PIN. Winnings and losses are recorded to each player's account and a positive balance in a player's account can be redeemed from the cashier at any time. Players may replenish their account by making additional deposits with the cashier or by inserting money in the EPS' bill acceptor. Play commences once the minimum number of players or bingo cards required for a particular game have logged onto the game. A random number generator is used to produce in sequence the numbers drawn for each game. These numbers are transmitted via Betnet, and appear simultaneously on all interconnected EPS participating in the game. Players are able to daub their cards and declare a winning bingo by interacting with the EPS touch screen or pressing a mechanical button.

The factors that distinguish one game from another are the minimum number of players or bingo cards required to commence a game, the predetermined patterns required in order to win prizes and the size and frequency of prizes. Each game is also accompanied by its own unique graphics and sound.

ELECTRONIC CLASS II PLAYER STATIONS. We currently offer a variety of Class II EPS models. Each player station has a screen that displays the bingo cards being played and the bingo numbers drawn. The display can take many forms, including graphics that simulate spinning reels similar to video slot machines. The screen also serves as a touch pad that allows players to make game decisions, such as choosing to play or drop cards and declaring a winning bingo. The EPS house computer terminal equipment that allows players to communicate with the Betnet network. EPS vary according to height, width and depth (to accommodate, in part, the differing space needs of bingo hall customers), screen size and other features affecting appearance and the visual appeal to players.

CLASS III GAMING. We design, manufacture, install and maintain Class III electronic video gaming systems and games. These systems and games are presently marketed to Native American gaming facilities in the state of Washington under the terms of a compact between the tribes and the state. The compact requires that the system be a cashless electronic scratch lottery system that displays the results to players on electronic video player terminals. Our system consists of all the software and hardware necessary for operation. The hardware includes multiple back office servers that manufacture sets of electronic lottery tickets and distributes them on demand to players sitting at terminals networked throughout the casino. Replicas of scratch tickets are shown on the player terminals, and then the results of the wager are displayed in a variety of graphical game formats that entertain the player with motion and sound before revealing the value of the purchased ticket. The Class III video player terminals are available in a variety of freestanding and bar-top insert styles having a look and feel consistent with traditional video slot machines.

Our back-office system consists of a database server that archives details of ticket manufacture, distribution and sales, as well as player information used by the casinos for marketing and player tracking and a management terminal that can monitor game system operation and generate system reports. The Washington compact requires a "cashless" system. Players establish an account with the cashier in the casino and receive a player's card encoded with the player's account number and PIN. The player can then use the card to buy an electronic ticket at a video player terminal, add money to the account at a point of sale terminal, or cash out the account.

TRADEMARKS AND TRADENAMES. The trademarks and tradenames used by us in our Class II and Class III games include: Betner(TM), Players Passport(TM), MegaBingo(R), MegaCash(TM), MegaMania(R), FlashCash(TM), Big Cash Bingo(TM), Flash 21 Bingo(TM), Spin & Shout(TM), Freedom 7's(TM), Red Hot Diamonds(TM), Fruit Cocktail(TM), Fruit Cocktail Deluxe(TM), Diamond Cherry Bell Magic(TM), Spinning Cherries Royale(TM), Meltdown(TM), Keno Madness(TM), High Noon Poker(TM), Diamond Crown Jewels(TM), Wild Spinner(TM) and Vortex(TM). All references herein to those trademarks and tradenames are deemed to include the applicable tradename or trademark designation. Reel Em In(R), Filthy Rich(TM), Boom!(TM), and Jackpot Party(TM) are trademarks of WMS(R) Gaming Inc., ("WMS") and all references herein are deemed to include the applicable tradename or trademark designation.

TELEVISION BINGO GAME SHOWS. MegaBingo is a bingo game and associated television show we produce and telecast live to television monitors at participating bingo halls by means of a closed-circuit, television satellite and broadband telephone communications network. Our broadcast studio, which is currently located at a host Native American bingo hall, houses the equipment used to produce and televise the ball drawings and verify winning cards. A MegaBingo game is of approximately 12 minutes in duration and represents only a limited percentage of the total number of paper bingo games conducted by each participating bingo hall operator during any given bingo session. MegaBingo affords the opportunity for a winning player to win a jackpot prize of up to $1 million (paid $100,000 in cash and the remainder in the form of a 24-year annuity) by having a winning bingo within a specified number of ball draws and spinning the MegaBingo wheel. MegaBingo also carries lesser consolation prizes for players having a winning bingo after more than a specified number of ball draws. Prizes also vary depending upon the price paid by a player for a card (e.g.,$2, $3 or $6 per card).

Our revenues from televised bingo game shows have been declining over the past several years, and in the past two years we have lost money from this operation. MegaBingo is a paper bingo game and is the oldest game in our product line. Hall participation in MegaBingo has declined for a number of reasons. The game has changed little since it began play in 1988 and has waned in popularity as new and more exciting interactive games have been introduced. Some halls have reduced or eliminated their paper bingo operations to pursue more lucrative electronic Class II or Class III gaming, which typically produces greater revenues per square foot of dedicated floor space as compared to paper bingo. Other tribal customers that have a sufficient number of traditional bingo players have elected to conduct their own high-stakes bingo games rather than play MegaBingo. While not quantifiable, we nevertheless believe this product line is a positive contributor to our business since the game shows are well publicized and attract players to bingo halls.

In support of our live broadcasts, we utilize, among other things, television production equipment, satellite transmission and reception equipment, computer hardware and software, conference calling equipment and custom ticket stocks typically imprinted with serial numbers and the game's logo. We have contracted with a vendor for the satellite time necessary to transmit the games. With the exception of the computer software, which is custom developed by us or on our behalf, all other gaming equipment and supplies required for the operation of our telecast games are typically available off the shelf from a number of vendors. Our central game computers and communications equipment are located at our offices in Tulsa, Oklahoma.

GAMING CONTRACTS. Virtually all of our revenues are derived through contracts with Native American tribes. Our Class II contracts typically run from year to year although they can be terminated earlier under certain specified conditions. Each contract typically identifies the games, equipment and services to be provided by us and the terms of payment. In general, we and the tribe share in the "hold," or profit generated from the play of the game, in percentages that vary depending upon levels of profitability. Certain tribes purchase EPS outright from us, while others purchase EPS on an installment basis out of a dedicated percentage of revenues generated by the EPS. In some instances, we have leased EPS to tribes at rentals based upon a percentage of the "hold." Our Class III contracts are substantially similar to our Class II agreements; however, we receive a much smaller revenue sharing percentage than from Class II games.

PRIZE FULFILLMENT

INTERACTIVE GAMES. The prizes awarded under our interactive electronic bingo games are based upon attaining an assumed level of gross game receipts, and on statistical assumptions as to the frequency of winners. We may experience on any day or over short periods of time a "game deficit" where the total aggregate amount of prizes paid exceed aggregate game revenues. In these instances, we essentially act as a "bank" to our tribal customers who continue to receive their share of gross game revenues based upon an assumed rather than the actual level of prize payouts. However, over any statistically relevant period of time, we do not experience any "game deficits," and are able to replenish any amounts "banked" for our tribal customers.

TELEVISION BINGO GAME SHOWS. The prizes awarded in our televised bingo game shows assume a certain minimum level of gross game receipts, with game prizes averaged over long periods of time expected to be less than reserves maintained for prize payouts. The terms of our agreements with the various hall operators that conduct MegaBingo provide for a prize reserve account where a fixed percentage of gross game receipts from MegaBingo are deposited from which prizes, prize fulfillment fees, insurance payments and bank fees are paid. In order to reduce the need for prize reserve account funds and to further reduce exposure to game deficits during periods of abnormally high rates of jackpot prize wins, we have a Risk Assumption Agreement with SCA Promotions, Inc. ("SCA"), a firm that specializes in prize fulfillment services, to pay jackpot prizes won during the term of the agreement.

For an administrative fee (based on a fixed percentage of gross game sales receipts) and prize fulfillment fees (based on a varying percentage of gross game sales receipts) paid to SCA with funds from the prize reserve account, we receive an amount equal to the present value of jackpot prize payments less a deductible of $13,000. We also advance the first $37,000 of SCA's liability for each prize pay-off, which is subsequently deducted from fees due SCA. These prize fulfillment funds are then utilized to satisfy the obligation to jackpot prize winners through a lump-sum cash payment or the purchase of an annuity.

SCA may cease its prize fulfillment responsibilities if its total cumulative prize payouts exceed its fees earned under the contract by $2,500,000. SCA is required at all times to maintain not less than $500,000 of prize fulfillment resources in the form of a performance bond or other mutually acceptable escrow arrangement. The Risk Assumption Agreement expires on December 31, 2001, but is expected to be renewed prior to its expiration.

MARKETING, ADVERTISING AND PROMOTION

We arrange national and local news coverage of our games, and provide press releases to local newspapers regarding recent jackpot wins. We also arrange advertising for the introduction of new games into existing network halls and for new halls added to the network. In addition, we use a variety of focused advertising and promotion, including direct mailings in localities near network halls, discount coupons for new players, the purchase of advertising space in specialized bingo newsletters, the Players Passport(TM) Club and other promotions unique to each hall. Our games typically are prominently featured in participating halls' program materials, such as calendars and flyers, and on outdoor billboards near certain participating halls.

INTELLECTUAL PROPERTY

We principally rely upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect our proprietary rights and technology. Since these laws and contractual provisions provide only limited protection, we rely more upon proprietary know-how and continuing technological innovation to develop and maintain our competitive position. Insofar as we rely on trade secrets, unpatented know-how, and innovation, there is no assurance that others will not independently develop similar technology or that secrecy will not be breached.

COMPETITION

We compete with other vendors of Class II and Class III games and equipment. We compete primarily on the basis of the amount of profit generated for our tribal customers from our gaming products in relation to gaming products offered by other vendors. While the price charged to our tribal customers for our products is a factor that affects profit, we believe a more important factor is the appeal of our products to end users, which directly affects the level of play by end users, and which in turn affects the amount of profit generated for our tribal customers. The appeal of our products to end users is dependant upon a number of factors, principally including the success of our game design and development effort. We also compete with other vendors on the basis of the quality and reliability of the products and services provided to our tribal customers, such as installation and maintenance, upgrading of new games and equipment and back office support in gathering and reporting information on gaming activities.

Class II gaming also competes with virtually all other forms of gaming, including lotto, table games, sports betting and pari-mutuel wagering. The intensity of this competition depends upon several factors, including the nature and accessibility of the gaming activity and the demographics of the player population. Given the limitations placed on Class II gaming, it is uncertain whether we can successfully compete in gaming facilities where casino games, slot machines and other forms of Class III gaming are permitted. Many of the companies engaged in other forms of gaming activities have substantially greater financial and personnel resources than we do.

We also compete with other bingo operations conducted both on and off Native American lands. This includes bingo conducted with the use of electronic aids such as card minders that provide interactivity and enable players to play multiple numbers of bingo cards simultaneously.

EMPLOYEES

As of September 30, 2001, we had 187 full-time and part-time employees, including 42 engaged in field operations, 32 in game design, 20 in computer operations relating to bingo activities, 13 in accounting functions, 42 in the design and assembly of EPS, 12 in sales and marketing activities, 10 in other general administrative and executive functions and 16 full-time and part-time bingo hall employees. We do not have a collective bargaining agreement with any of our employees. We believe our relationship with our current employees is good.

GOVERNMENTAL REGULATION

NATIVE AMERICAN GAMING. The operation of gaming on Native American lands is subject to IGRA, which created the NIGC to promulgate regulations to enforce certain aspects of IGRA.

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

IGRA provides that Native American tribes may engage in Class II gaming, if

     o the state in which the Native American reservation is located permits such gaming for any purpose by any person;

     o the gaming is not otherwise specifically prohibited on the Native American reservation by federal law;

     o the gaming is conducted in accordance with a tribal ordinance which has been approved by the NIGC, and

     o several other requirements are met, including the requirement that the Native American tribe have the sole proprietary interest and responsibility for the conduct of gaming, and that primary management officials and key employees be licensed by the tribe.

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

IGRA also regulates the terms of gaming management contracts with Native Americans which must be approved by the NIGC before taking effect. The NIGC has determined that the agreements pursuant to which we provide our Class II games, equipment and services are service agreements and not management contracts, thereby allowing us to obtain terms that might otherwise not be permitted had the contracts been determined to be management contracts. There is no assurance however, that further review of these agreements by the NIGC or alternative interpretations of applicable laws and regulations will not require substantial modifications to our agreements in a manner that could materially and adversely affect our business.

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

The Johnson Act defines an illegal gambling device as a "machine or mechanical device" designed "primarily" for gambling and that, when operated, delivers money to a player "as the result of the application of an element of chance." Courts that have considered the scope of the Johnson Act in relation to IGRA have generally determined that the Johnson Act does not prohibit the use of electronic and technological aids to bingo that operate to broaden the participation of players to play against one another rather than against a machine. In the four federal courts that have specifically addressed the question of the EPS used by us in the play of our games, all four courts have held that our EPS are legal technological aids to the game of bingo, and therefore outside the scope of the Johnson Act.

Notwithstanding the decisions of courts to the contrary, the Department of Justice continues to broadly assert that any electronic or mechanical device used in gaming, such as the EPS used to play our Class II games, is illegal and in violation of the Johnson Act. There can be no assurance that courts reconsidering or considering this assertion for the first time may not adopt it as law.

Class III video lottery games in the state of Washington are permitted and provided pursuant to a compact between the state of Washington and Washington Native American tribes.

OTHER. Existing federal and state regulations may also impose civil and criminal sanctions for various activities prohibited in connection with gaming operations including false statements on applications and failure or refusal to obtain necessary licenses described in the regulations.

ITEM 2.  PROPERTIES

We do not own any real property. As of September 30, 2001, we lease the following properties:

                                       SQUARE FEET      MONTHLY RENT   EXPIRATION DATE
                                       -----------      ------------   ---------------
AUSTIN, TEXAS
       Corporate Offices                 14,000          $10,500            July 2004
       Assembly Facilities               22,440           10,322            July 2004

TULSA, OKLAHOMA
       Operations and Sales Offices       9,440           $7,868        February 2002
       Warehouse                          4,000            1,150       Month to month

DALLAS, TEXAS
       Computer Programming Offices       1,656           $2,070       November, 2002

KENT, WASHINGTON
       Warehouse                          4,000           $2,260            June 2002

The aggregate annual rentals under these leases are approximately $400,000. We believe that these leases will be renewed as they expire or that alternative properties can be leased on acceptable terms.

ITEM 3.  LITIGATION

In addition to the threat of litigation relating to the Class II or Class III status of our games and equipment, we are the subject of various pending and threatened claims arising out of the ordinary course of business. We believe that any liability resulting from these claims will not have a material adverse effect on our results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently listed on the NASDAQ National Market System under the symbol MGAM. Prior to September 27, 2001, we were listed on the Nasdaq SmallCap market under the same symbol. The following table sets forth the range of the quarterly high and low bid prices for the last two fiscal years, as reported in the Wall Street Journal.

FISCAL QUARTER                   HIGH             LOW
--------------                 --------         --------
First Quarter 2000             $  4.406         $  2.031
Second Quarter 2000               4.875            2.156
Third Quarter 2000                4.453            2.625
Fourth Quarter 2000               6.406            3.250
First Quarter 2001                6.750            4.000
Second Quarter 2001               8.594            3.750
Third Quarter 2001               22.700            8.040
Fourth Quarter 2001              23.100           11.300

There were approximately 110 stockholders of record of our common stock on December 5, 2001, including shares held in street name by Cede & Co. We believe that the shares held in street name are held for more than 2,500 beneficial owners.

We have never declared or paid any cash dividends on our common stock. We intend to retain our earnings to finance growth and development, and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

The following table presents selected financial information as of the end of and for each of the five years in the period ended September 30, 2001, which has been derived from our audited Financial Statements. The selected financial data should be read in conjunction with our Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this Annual Report.

                                     2001           2000            1999            1998           1997
                                 ------------   ------------    ------------    ------------   ------------
INCOME STATEMENT DATA:
Revenues                         $131,812,000   $ 96,809,000    $ 88,856,000    $ 70,537,000   $ 39,052,000
Operating income (loss)            11,623,000      4,719,000      (3,708,000)      3,545,000        997,000
Net income (loss)                   6,672,000      2,779,000      (2,505,000)      2,215,000      1,311,000
Earnings (loss) per share:
   Basic                                 1.07           0.48           (0.48)           0.40           0.29
   Diluted                               0.86           0.46           (0.48)           0.35           0.23
BALANCE SHEET DATA:
Working capital (deficit)        $  4,211,000   $   (587,000)   $ (4,709,000)   $  4,808,000   $  3,846,000
Total assets                       44,667,000     28,792,000      28,880,000      19,725,000     15,400,000
Long-term liabilities               2,000,000      3,876,000       3,701,000       1,960,000      2,278,000
Stockholders' equity               32,368,000     13,046,000      10,502,000      12,677,000     10,277,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS OVERVIEW

We are a technology supplier to the gaming industry. We design and develop interactive Class II and Class III games and related electronic player stations ("EPS") and equipment that are marketed to Native American bingo and gaming halls located throughout the United States. We operate our games on behalf of our tribal customers through a telecommunications network called "Betnet." Our Betnet network interconnects EPS located within a gaming hall and in multiple gaming halls, thereby enabling players to simultaneously participate in the same game and to compete against one another to win common pooled prizes. All of our Class III gaming is currently conducted in Native American gaming halls located in the state of Washington. We offer Class II and Class III game themes that have been designed and developed by us as well as Class III game themes that have been licensed by us from others. We also produce high-stakes bingo game shows that are televised live to multiple participating Native American bingo halls linked via Betnet.

All of our Class II games and equipment are designed and operated to meet the requirements for Class II gaming as defined in the Indian Gaming Regulatory Act of 1988 ("IGRA"). In January 2001, we introduced MegaNanza, our new generation of interactive Class II gaming. MegaNanza was developed based upon guidance provided in recent court rulings, including four federal court decisions upholding the Class II status of our MegaMania game. As of September 30, 2001, we had 6,451 EPS in operation, of which 4,945 were Class II units, including 1,966 MegaNanza units, located at 82 independently owned Native American gaming facilities in seven states and one charity bingo hall in the District of Columbia. The remaining 1,506 were Class III units located in nine gaming halls in the state of Washington. This compares to 5,268 EPS in operation at September 30, 2000, of which 3,986 were Class II located at 81 bingo halls in seven states and charity bingo halls in the District of Columbia, and 1,282 were Class III located in eight gaming halls in the state of Washington. Also as of September 30, 2001, our live television bingo game show, MegaBingo, was being delivered to nine independently owned Native American bingo halls located in five states and the District of Columbia, a decrease of 21 bingo halls compared to September 30, 2000.

RESULTS OF OPERATIONS

The following is an analysis of our gaming revenues and direct gaming expenses for the years ended September 30, 2001, 2000 and 1999:

                                              2001            2000            1999
                                          ------------    ------------    ------------
CLASS II ELECTRONIC GAMING:
Gaming Revenue, Net of Prizes(1)          $118,996,000    $ 79,194,000    $ 73,109,000
Allotments to Hall Operators               (85,316,000)    (56,983,000)    (54,120,000)
                                          ------------    ------------    ------------
NET INTERACTIVE GAMING PROFIT             $ 33,680,000    $ 22,211,000    $ 18,989,000
                                          ============    ============    ============
Television Bingo Game Shows:(2)
Gross Revenues                            $  2,169,000    $  7,549,000    $  9,467,000
Bingo Prizes and Related Costs              (2,391,000)     (6,696,000)     (7,602,000)
Allotments to Hall Operators                  (339,000)     (1,165,000)     (1,425,000)
                                          ------------    ------------    ------------
NET TELEVISION BINGO PROFIT (LOSS)        $   (561,000)   $   (312,000)   $    440,000
                                          ============    ============    ============

----------
(1) Electronic Gaming revenues are reported net of prizes for financial statement presentation purposes.

(2) Gaming revenues from television bingo game shows are reported prior to netting prizes for financial statement presentation purposes.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included under Item 8. Financial Statements and Supplementary Data.

FISCAL 2001 COMPARED TO FISCAL 2000

REVENUES - Total revenues for 2001 were $131.8 million, compared to $96.8 million in 2000, a 36% increase. This is primarily the result of the increase in revenues generated by Class II electronic gaming, which were $119.0 million for 2001, compared to $79.2 million in 2000, a 50% increase. The increase in Class II gaming revenues was primarily the result of the introduction of MegaNanza in January 2001. For 2001, MegaNanza generated revenues of $47.5 million, based on an average of 876 EPS in daily operation during the year. During 2001, we had an average of 3,432 Class II Legacy EPS in daily operation, an 11% decrease from 3,869 in 2000. Total revenues from Class III games increased to $2.6 million for 2001, compared to $1.8 million in 2000, an increase of 44%. This increase resulted from an increase in the number of EPS in service from 1,282 units in 2000, to 1,506 units in 2001, an increase of 17%. Television bingo game show revenues for 2001 decreased $5.4 million, or 71%, from 2000. This decrease was the result of a significant reduction from the prior year in the number of halls participating in MegaBingo. We have made significant revisions to the MegaBingo game which were introduced in November 2001 in an effort to increase the game's popularity, but we are not able to predict what effect, if any, this will have on future revenues.

Revenue from sales of EPS decreased by $2.3 million, or 66%, going from $3.5 million in 2000 to $1.2 million in 2001. This reflects a trend in customer preference toward renting rather than purchasing EPS.

Lease revenues from EPS leased to Native American tribes decreased slightly, from $3.3 million in 2000 to $2.9 million in 2001, or 12%. The decrease is due to a high number of lease payoffs in the first quarter of 2001 and the fact that the majority of subsequent EPS placements have been on rental contracts. In 2001, $1.6 million of lease revenue came from the lease of Class III video lottery equipment, as compared to $1.7 million for 2000.

Class III back-office fees were $2.0 million in 2001, compared to $706,000 in 2000, a 183% increase. Class II licensing fees were $950,000 in 2001 and $720,000 in 2000, a 32% increase. Class III revenues have increased due to a greater number of EPS in place, and growth in Washington State's Class III market as a whole.

OTHER REVENUE, which consists primarily of service and maintenance fees, increased from $32,000 in 2000 to $985,000 in 2001. The increase is related to the greater number of EPS in place and the growth in revenue from Class III games with themes licensed by us from others.

BINGO PRIZES AND RELATED COSTS - Bingo prizes and related costs decreased $4.3 million, or 64%, during 2001 as compared to 2000. The decrease is due to a shift in emphasis to the more profitable interactive Class II games and the reduction in the popularity of MegaBingo games. Interactive gaming revenues are recorded net of prize costs; therefore, these prize costs are not reflected in bingo prizes and related costs.

ALLOTMENTS TO HALL OPERATORS - Allotments to hall operators consist of the halls' share of the gaming income after prizes and allocable prize costs. Allotments to hall operators increased 47% to $85.7 million in 2001, as compared to $58.1 million in 2000. Virtually all of the increase is attributable to the increase in hall commissions related to Class II electronic gaming and is commensurate with the overall increase in Class II electronic gaming revenue. Hall commissions related to television bingo game shows decreased $826,000 from 2000, caused primarily by the decrease in MegaBingo revenues discussed above.

COST OF ELECTRONIC PLAYER STATIONS SOLD - Cost of EPS sold was $557,000 in 2001 as compared to $2.0 million in 2000, a decrease of $1.4 million. The decrease is due to a fewer number of EPS being sold in 2001. The gross margin on EPS sales was $632,000 in 2001 and $1.6 million in 2000.

SALARIES AND WAGES - Salaries and wages increased $1.3 million, or 28%, during 2001 as compared to 2000. The increase related to additional personnel hired to address our Class II electronic gaming network needs and the pursuit of new business, including the Class III video lottery business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses increased $3.9 million, or 34%, during 2001 as compared to 2000. During 2001, software expenses increased $1.2 million, or 216%, due to licensing fees related to Class III gaming, including $500,000 relating to penalties for estimated shortfalls in minimum software purchase requirements under a contract. Employee benefits increased $1.1 million, or 84%, primarily due to performance-based incentives covering substantially all employees, and corresponding to improvements in corporate profitability, and an increase in health and life insurance premiums due to a greater number of employees. Advertising and promotions increased $642,000, or 77%, including $539,000 for Class II promotions and $429,000 for trade-show related expenses. Legal and professional fees increased $646,000, or 48%, primarily due to research into new products and markets. Consulting and contract labor increased $468,000, or 36%, due to the development, upgrade and maintenance of games and systems. These increases were partially offset by a $217,000, or 67%, decrease in bad debt expense, and a $365,000, or 27%, decrease in telecommunications costs. The decrease in telecommunications costs was the result of the favorable renegotiation of contracts.

AMORTIZATION AND DEPRECIATION - Amortization and depreciation increased $1.1 million, or 12%, during 2001 as compared to 2000, primarily as a result of depreciation on a greater number of EPS in service during 2001. The increase in depreciation is a result of our making $15.9 million in capital additions during 2001, of which $1.2 million relates to salaries and consulting fees for capitalized software and system development in 2001. The amount of depreciation in 2001 that related to EPS placed in service prior to 2001 was $5.0 million, and for EPS placed in service during 2001 was $1.3 million.

SOFTWARE LICENSING FEES - Software licensing fees were $600,000 in 2000. There were no software licensing fees recognized in 2001. During 2000, we granted an exclusive license to use our intellectual property for non-gambling sweepstakes purposes to GameBay.com, ("GameBay") in which we held a 29% interest. In return, we received a one-time fee of $1.0 million, of which $600,000 was received in cash in December 1999 and the balance was evidenced by a note for $400,000 due in December 2002. We elected at the time to defer any recognition of the $400,000 note receivable into income until payment was actually received. During the second quarter of 2001, we determined that ultimate collection of the $400,000 note receivable was doubtful, and accordingly the note was offset against the related deferred revenue.

INTEREST INCOME - Interest income increased from $118,000 in 2000 to $139,000 in 2001, an increase of $21,000, or 18%.

INTEREST EXPENSE was $699,000 during September 30, 2001, compared to $878,000 in 2000, a decrease of $179,000, or 20%. The decrease resulted from a lower outstanding balance during 2001 on our working capital line of credit. The decrease was partially offset by interest paid on additional income tax assessments made by the IRS for the tax years 1997 through 1999.

EQUITY IN LOSS OF UNCONSOLIDATED SUBSIDIARY was zero in 2001 compared to $350,000 in 2000. We are recording our 29% investment in GameBay using the equity method and have recognized our pro rata share of GameBay's estimated net loss since December 1999. We did not recognize any loss on GameBay for 2001 because we had reduced the net book value of our investment in GameBay to zero by September 30, 2000.

INCOME TAX expense increased to $4.4 million for 2001, compared to an income tax expense of $1.4 million in 2000. The 2001 income tax expense represents an effective tax rate of 40% (34% in 2000) which includes both federal and state taxes, on income before income taxes of $11.1 million.

FISCAL 2000 COMPARED TO FISCAL 1999

REVENUES - Total revenues for 2000 were $96.8 million as compared to $88.9 million in 1999, a 9% increase. This is primarily a result of the increase in gaming revenues from interactive games, which generated revenues of $79.2 million during 2000 as compared to $73.1 million in 1999, an 8% increase. The increase in interactive gaming revenues for 2000 primarily resulted from newly installed EPS and games. We had an average of 3,870 Class II EPS in daily operation during 2000, compared to an average of 3,600 during 1999. Class III revenues were $1.8 million, an increase of $1.6 million over 1999. The number of Class III EPS increased from 520 at September 30, 1999 to 1,282 at September 30, 2000. Television bingo game show revenues decreased $1.9 million, or 20%, in 2000 as compared to 1999, primarily due to fewer persons playing MegaBingo across the country and to one bingo hall electing not to continue playing MegaBingo during 2000.

Revenue from sales of EPS increased by $1.9 million, going from $1.6 million in 1999 to $3.5 million in 2000. The increase was primarily due to a full year of Class III equipment sales. In 1999, we had just entered the Class III market and had only four months of equipment sales.

Lease revenues from EPS leased to Native American tribes decreased from $3.5 million in 1999 to $3.3 million in 2000, or 6%. The decrease is due to a high number of lease payoffs in the first quarter of fiscal 2000 and the fact that the majority of subsequent EPS placements have been on rental contracts. In 2000, $1.7 million of lease revenue came from the lease of Class III video lottery equipment, as compared to $673,000 for 1999.

Class III back-office fees increased $631,000 to $706,000 in 2000. Class III licensing fees were $720,000 in 2000, and no such fees were recorded in 1999.

Other revenue decreased from $837,000 in 1999 to $32,000 in 2000, primarily as a result of our discontinuation of simulcasting services to Native American off-track betting facilities in February 1999.

BINGO PRIZES AND RELATED COSTS - Bingo prizes and related costs decreased $906,000, or 12%, during 2000 as compared to 1999. The decrease is commensurate with the decrease in television bingo game show revenues discussed above. Interactive gaming revenues are recorded net of prize costs; therefore, these prize costs are not reflected in bingo prizes and related costs.

ALLOTMENTS TO HALL OPERATORS - Allotments to hall operators consist of the halls' share of the gaming income after prizes and allocable prize costs. Allotments to hall operators increased 5% to $58.1 million in 2000, compared to $55.5 million in 1999. The primary reason for the increase is hall commissions related to interactive gaming, where the allotment to hall operators increased 5%, from $54.1 million in 1999 to $57.0 million in 2000, which is commensurate with the overall increase in interactive gaming revenue. Hall commissions related to television bingo game shows decreased $260,000 from 1999, caused primarily by the decrease in MegaBingo revenues discussed above.

COST OF ELECTRONIC PLAYER STATIONS SOLD - Cost of EPS sold increased by $1.0 million in 2000, from $1.0 million in 1999. The increase was due to the increased number of Class III EPS sold in 2000. The gross margin on EPS sales was $1.6 million in 2000 and $661,000 in 1999.

SALARIES AND WAGES - Salaries and wages decreased $16,000 during 2000 compared to 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES - Selling, general and administrative expenses decreased $1.5 million, or 12%, during 2000 as compared to 1999. Approximately $758,000, or 49%, of the decrease was related to repairs and maintenance performed in 1999 on our larger and older fleet of EPS used in our interactive gaming activities. This included the cost of new EPS replacement glass for new games and an adjustment of the repair inventory pool. Legal and professional expenses, excluding the Network Gaming, Inc. ("NGI") lawsuit legal fees which are classified separately in our statement of operations, decreased $633,000, or 32%, from 1999. The decrease is due to reduced legal and professional fees relating to the MegaMania litigation and other legal and regulatory matters. Telecommunication costs decreased $323,000, or 19%, due in large part to the renegotiation of some telecommunications contracts. Other taxes increased $272,000 primarily as a result of an increase in accrued property taxes. Travel costs decreased $306,000, or 24%, primarily because once adequate local personnel were hired, travel decreased to Washington State to inaugurate Class III activities. Rental costs increased $126,000 because of additional office space acquired in Austin and the addition of a warehouse in Washington. Also, problems with the satellite transmitter for MegaBingo required renting satellite trucks during the last quarter of 2000. Employee benefits increased $126,000 due to the accrual of year-end employee bonuses, as we had a more profitable year in 2000. Bad debt expense decreased $115,000 in 2000, primarily due to the write-off of receivables from our simulcasting customers, which was reserved for in 1999. Contract labor increased by approximately $128,000 due to the increased utilization of contract employees primarily in programming for our Class III operations.

NGI JUDGMENT AND RELATED EXPENSES - Settlement, legal, and other costs related to the NGI litigation and the resulting judgment against us decreased from $4.5 million in 1999 to $3,000 in 2000.

AMORTIZATION AND DEPRECIATION - Amortization and depreciation increased $2.8 million, or 46%, during 2000 as compared to 1999, primarily as a result of depreciation on a greater number of EPS in service during 2000. The increase is also the result of a $523,000 increase in depreciation on a greater average number of EPS under lease in 2000, amortization of EPS and software programming costs capitalized during 1999 and 2000 (approximately $536,000 of the increase), and the rapid write-off (approximately $530,000 of the increase) of leased Class III EPS as the result of these leased units' shorter pay back time (about 6-8 months for Class III equipment). We made $8.5 million in capital additions during 2000.

SOFTWARE LICENSING FEES - Software licensing fees totaled $600,000 for 2000 compared to zero in 1999. During 2000, we granted an exclusive license to use our intellectual property for non-gambling sweepstakes purposes to GameBay, in which we held a 29% interest. In return, we received a one-time fee of $1.0 million, of which $600,000 was received in cash in December 1999 and the balance was evidenced by a note for $400,000 due in December 2002. We elected to defer any recognition of the $400,000 note receivable into income until payment was actually received.

INTEREST INCOME - Interest income decreased from $192,000 in 1999 to $118,000 in 2000, a decrease of $74,000, or 39%. This resulted from a correction in 1999 of interest accrued on stockholder notes.

INTEREST EXPENSE amounted to $878,000 for 2000, compared to $275,000 for 1999, an increase of $603,000 or 219%. This increase resulted from an entire year of interest on our working capital line of credit put in place during the third quarter of 1999.

EQUITY IN LOSS OF UNCONSOLIDATED SUBSIDIARY amounted to $350,000 for 2000. We record our investment in GameBay using the equity method and have recognized our pro rata share of GameBay's estimated net loss since December 1999. At September 30, 2000, the net book value of our investment in GameBay had been reduced to zero.

INCOME TAX expense increased to $1.4 million in 2000 at an effective rate of 34%, from a tax benefit of $1.3 million in 1999. The 1999 income tax benefit represents an effective tax rate of 34% on pretax loss of $3.8 million.

FUTURE EXPECTATIONS AND FORWARD-LOOKING STATEMENTS

This Annual Report and any information incorporated herein by reference contains various "forward-looking statements" within the meaning of federal and state securities laws, including those identified or predicated by the words "believes," "anticipates," "expects," "likely," "plans," or similar expressions. Such statements are subject to a number of uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, those described under "Item 1. Business - Risk Factors." Given these uncertainties, readers of this Annual Report are cautioned not to place undue reliance upon such statements.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had unrestricted cash and cash equivalents of $4.9 million compared to $1.3 million at September 30, 2000. Our working capital for 2001 increased to $4.2 million compared to a deficit of $587,000 for 2000.

During 2001, we generated cash from operations of $14.7 million compared to $12.9 million during 2000. This increase was primarily the result of an increase in revenues from $96.8 million in 2000 to $131.8 million in 2001. Accounts payable increased by $2.2 million in 2001, due primarily to the increase in inventories associated with our MegaNanza product line, launched in January 2001.

Cash used in investing activities increased from $8.6 million in 2000 to $16.0 million in 2001. This increase was the result of acquisitions of property and equipment of $15.9 million, consisting primarily of software development for interactive gaming and hardware for interactive electronic player stations and game operations.

Cash provided by operating activities for 2001 was $4.8 million compared to a use of cash of $4.3 million in 2000. During 2001, we collected $16.1 million from the exercise of warrants and options. In addition, we had a $1.9 million reduction in our federal tax liability due to a tax benefit from certain incentive stock options which were exercised and sold within one year, and to certain non-qualified stock options exceeding the IRS' $100,000 annual vesting limitation. These increases were offset in part by the purchase of treasury stock for $5.3 million, and the repayment of all of our outstanding notes payable and long-term debt, totaling $7.9 million.

The Board of Directors authorized us to repurchase 300,000 shares of our common stock, effective April 2000, and an additional 1,000,000 shares of our common stock, effective September 2001. The timing and total number of shares repurchased will depend upon prevailing market conditions and other investment opportunities. During 2001 and 2000, we repurchased 554,577 and 127,250 shares of our common stock at an average cost of $9.47 and $4.00, respectively. On September 28, 2001, the closing price of our common stock was $15.90.

On July 29, 1999, we entered into a revolving credit facility with Coast Business Credit, a Division of Southern Pacific Bank, located in Los Angeles, California. Pursuant to the credit facility, we could borrow up to $10 million. As of September 30, 2000, $5.7 million had been borrowed and was outstanding. The credit facility was scheduled to expire in July 2002 and was secured by all of our assets and the personal guarantee of $1.5 million from our Chairman and CEO. The Credit Facility was paid in full during September 2001.

Effective September 28, 2001, we entered into a new credit facility (the "New Credit Facility"). Under the New Credit Facility, we may borrow up to $14.0 million. The New Credit Facility is collateralized by our cash and cash equivalents. Interest at prime is payable monthly, with all principal and interest due September 27, 2002. As of September 30, 2001, there were no borrowings under the New Credit Facility.

We paid $1.9 million to NGI during 2001 in full payment of a litigation settlement agreement dated December 1999.

At September 30, 2001, we had approximately 2.3 million options and warrants outstanding, with exercise prices ranging from $2.50 to $11.30 per share. Of the options and warrants outstanding, approximately 587,000 were exercisable at September 30, 2001.

During 2001, we incurred legal and professional fees and expenses of $2.0 million, an increase of $643,000 when compared to 2000. Most of the increase resulted from legal research for the development of new product lines, including MegaNanza. Also during 2001, we collected nearly $2.0 million in notes receivable, which resulted primarily from sales transactions occurring in 2000.

We believe that our current operations can be sustained with cash from operations.

CONTINGENCIES

For information regarding contingencies, see "Item 3. Litigation."

INFLATION AND OTHER COST FACTORS

Our operations have not been, nor are they expected to be, materially affected by inflation. However, our operational expansion is affected by the cost of hardware components, which are not considered to be inflation sensitive but rather sensitive to changes in technology and competition in the hardware markets. In addition, we expect to continue to incur increased legal and other similar costs associated with compliance with regulatory requirements and the uncertainties present in the operating environment in which do business. Legal fees and expenses we may incur in 2002 related to litigation are not expected to reach the levels of 2000. However, this expectation could change depending upon a number of factors, including those described under "Item 1. Business - Risk Factors - We Operate in an Uncertain Legal and Regulatory Environment."

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires us to recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that we no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires us to identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. SFAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

Our one previous business combination was accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill was $363,000. Amortization expense during the year ended September 30, 2001 was $27,000. Currently, we do not expect that the adoption of SFAS 141 and SFAS 142 will have a material impact on our financial position and results of operations.

In June, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," is applicable to all companies. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. While we are not yet required to adopt SFAS No. 143, we do not believe the adoption will have a material effect on our financial condition or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" and amends ARB No. 51, "Consolidated Financial Statements," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim financials within those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 are generally to be applied prospectively. As of the date of this filing, we are still assessing the requirements of SFAS No. 144 and have not determined the impact the adoption will have on our financial condition or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not subject to any interest rate, exchange rate or commodity price risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements filed in this Annual Report on Form 10-K are listed in the Index to Financial Statements appearing in Part IV, Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our accountants on accounting or financial disclosure issues.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

As of September 30, 2001, our executive officers and directors, and their respective ages and positions with us were as follows:

NAME                              AGE                             POSITION
----                              ---                             --------
Gordon T. Graves                  64        Chairman of the Board, Chief Executive Officer and Director
Clifton E. Lind                   55        President, Chief Operating Officer and Director
Gordon T. Sjodin                  60        Executive Vice President
Robert F. Lannert                 46        Vice President
Gary L. Loebig                    53        Vice President
Thomas G. Le Gassick              35        Vice President
Craig S. Nouis                    39        Vice President and Chief Financial Officer
Frank W. Rehanek                  40        Vice President of Finance
Larry D. Montgomery               63        Vice Chairman of the Board and Director
Thomas W. Sarnoff                 73        Director
Ali P. Alizadeh                   38        Director
John M. Winkelman                 55        Director
Martin A. Keane                   65        Director

----------

GORDON T. GRAVES has been our Chairman of the Board and a director since our inception, and has been our Chief Executive Officer since September 1994. Since December 1993 and from 1989 to 1990, Mr. Graves has been the President of Graves Management, Inc., a management consulting and investment company. From 1992 through December 1993, Mr. Graves was president and Chief Executive Officer of Arrowsmith Technologies, Inc. ("Arrowsmith"), a computer systems company. From 1991 to 1993, Mr. Graves was employed by KDT Industries, Inc., a high-tech manufacturing and services company and an affiliate of Arrowsmith, as, successively, Vice President of Corporate Development and President. From 1987 to 1989, Mr. Graves was the Chairman of the Board of Directors of Gamma International Ltd. (currently American Gaming and Entertainment, Ltd., ("AGE")), a company co-founded by him.

CLIFTON E. LIND has been our President and Chief Operating Officer since June 1998, and a director since May 31, 2000. From January 1997 until joining us as President, Mr. Lind was President of Celmark, Inc., an Austin, Texas based company owned by Mr. Lind. Celmark, Inc. provided financial consulting services to us as well as management and financial consulting services to start-up companies. From 1991 to 1993, Mr. Lind was the Executive Vice President, Chief Operating Officer and Chief Financial Officer of KDT Industries, where he worked with Mr. Graves. From 1994 until January 1997, Mr. Lind was the President and Chief Executive Officer of KDT Industries.

GORDON T. SJODIN has been our Executive Vice President since May 31, 2000. Mr. Sjodin first joined us in April 1994 as Vice President - Sales of our wholly-owned subsidiary MegaBingo, Inc. and served in that position until September 1994. From September 1994 until December 1998 he was one of our Vice Presidents. In December 1998, Mr. Sjodin was appointed President of MegaBingo, Inc. and served in that capacity until May 31, 2000.

ROBERT F. LANNERT has been our Vice President of computer and data processing operations since August 1997. Mr. Lannert has been employed by us since June 1996, and was supervisor of computer and data processing operations until being elected Vice President. From 1988 until August 1995, Mr. Lannert was Director of Data Processing for Debartolo Racing at Remington Park in Oklahoma City, and from August 1995 until joining us Mr. Lannert was Vice President of Operations for Spector Entertainment Group.

GARY L. LOEBIG has been our Vice President for new market development since joining us in December 1998. From 1984 until joining us in December 1998, Mr. Loebig was employed by Stuart Entertainment, dba Bingo King, Omaha, Nebraska, a publicly traded company engaged in the manufacture and sale of bingo cards and related equipment and products. With Bingo King, Mr. Loebig served in various capacities, beginning as general sales manager and last serving as Senior Vice President - Market and Product Development.

THOMAS G. LE GASSICK has been our Vice President of sales since March 1999. From 1995 until joining us, Mr. Le Gassick was Vice President of Sales at Western Gift Distributors, a manufacturer and distributor of bingo products to charity and Native American gaming operations. From 1987 to 1995, Mr. Le Gassick was an Executive Vice President at PM Bingo and Promotions, where he provided financial and game development support and designed numerous gaming-related products for the industry's leading manufacturers, including Bingo King, Trade Products, Inc., Ace Novelty, International Gameco, and American Games, Inc.

CRAIG S. NOUIS joined us as Vice President and Chief Financial Officer in August 2001. From January 2001 until August 2001, Mr. Nouis served as an independent contractor to us and others providing financial and accounting services. For more than five years prior to that, Mr. Nouis was employed by BDO Seidman, LLP, an international accounting firm, last serving as audit partner.

FRANK W. REHANEK, JR. has been our Vice President of Finance since August 2001. From September 1999 until August 2001, Mr. Rehanek was our Chief Financial Officer. Mr. Rehanek joined us in February 1997 as Corporate Controller and served in that capacity until September 1999. For more than two years prior to that, Mr. Rehanek was Controller of the Oklahoma Corporate Credit Union.

LARRY D. MONTGOMERY has been a director of ours since November 1992. From November 1992 until December 1997, Mr. Montgomery was our President, and from November 1992 through September 1994 he was our Chief Executive Officer. Since December 1997, Mr. Montgomery has been a private consultant to us and other gaming companies, specializing in regulatory affairs. During that time, Mr. Montgomery has also sought new business opportunities in the domestic and international gaming markets for us and other companies with which he is affiliated.

ALI P. ALIZADEH has been a director of ours since August 1999. Since May 1999, Mr. Alizadeh has been a Senior Vice President in the Corporate Finance Department of the investment banking firm of Jefferies & Company, Inc. From June 1997 until May 1999, Mr. Alizadeh was employed by Dain Rauscher, an investment banking firm, as Managing Director. For more that four years prior to that he was employed by Miller & Schroeder, an investment banking firm, as Vice President.

THOMAS W. SARNOFF has been a director of ours since December 1997. Mr.
Sarnoff was employed by the National Broadcasting Company, Inc. ("NBC") for over 25 years, holding positions that included Vice President, Production and Business Affairs, Executive Vice President of West Coast activities, and last serving as President of NBC Entertainment Corporation from 1969 to 1977. After retiring from NBC in 1977, Mr. Sarnoff has been engaged in the production of television and film entertainment, primarily through Sarnoff Entertainment Corporation, which was formed in 1981. Mr. Sarnoff serves on many civic and charitable organizations and is currently the President and a member of the Board of Directors of the Academy of Television Arts & Sciences Foundation.

JOHN M. WINKELMAN has been a director of ours since August 2000. From 1999 to 2000, Mr. Winkelman was the Chief Executive Officer of Viejas Casino and Turf Club, a casino owned and operated by the Viejas Tribe located in San Diego County, California. From 1989 to 1999, Mr. Winkelman was the Economic Development Advisor to the Viejas Tribal Council. He has worked exclusively with Native American enterprises for the past 20 years, with a primary focus on tribal gaming and related economic development. Previously, he was the attorney of record for the Viejas Band of Kumeyaay Indians in litigation involving California tribal gaming rights.

MARTIN A. KEANE has been a director of ours since November 2000. Since 1986 through the present, Dr. Keane has been an independent engineering management consultant specializing in data processing systems for gaming and marketing applications. From 1976 to 1986, he was a Vice President with Bally Manufacturing Corp., where he served as Corporate Director of Technology from 1980 to 1986. Before that, he was at the General Motors Research Lab in Detroit, where he supervised a small group of Ph.D. mathematicians working on management science and operations research problems. Dr. Keane holds nine patents for high-tech gaming devices and other applications. We have no rights under any patents held by Dr. Keane.

All directors hold office until the next annual meeting of stockholders or until their successors are elected and qualified. Officers are appointed by the Board of Directors and serve at the discretion of the Board.

No family relationship exists between any of the directors or executive officers of the Company.

MEETINGS OF BOARD OF DIRECTORS

During the fiscal year ended September 30, 2001, the Board of Directors held 11 meetings. During that period no Director attended fewer than 75% of the aggregate of (i) the total number of meetings of the Board of Directors held during the period for which he was a director, and (ii) the total number of meetings held by all Committees of the Board of Directors during the period that he served on such Committees.

BOARD COMMITTEE MEETINGS AND MEMBERSHIP

We have an Audit Committee of the Board of Directors whose members were, during the fiscal year ended September 30, 2001, Messrs. Alizadeh, Keane and Winkelman. Each member of the Audit Committee has been determined by the Board of Directors to be "independent" as defined in the regulations of the Nasdaq National Market System. We also have a Compensation Committee whose members are Messrs. Alizadeh, Graves and Sarnoff.

The Audit Committee meets with management and with our independent accountants to determine the adequacy of our internal controls and other financial matters. The Compensation Committee reviews general policy matters relating to compensation and benefits of our employees and officers. During fiscal 2001, the Audit Committee held five meetings, and the Compensation Committee held two meetings.

REPORT OF THE COMPENSATION COMMITTEE

OVERVIEW AND PHILOSOPHY. The Compensation Committee (the "Committee") of our Board of Directors regularly reviews all executive officer pay plans and develops recommendations for stock option grants for approval by the Board of Directors. These include the following major compensation elements: base salaries, annual cash incentives, stock options and various benefit plans.

The Committee is composed of Mr. Sarnoff and Mr. Alizadeh, both of whom are "independent" directors, and Mr. Graves, our CEO. It is the Committee's objective that executive compensation be directly related to the achievement of our planned business goals and to enhancement in corporate and share values.

The Committee recognizes that the industry sector in which we operate is both highly competitive and is challenged by significant legal and regulatory uncertainty, with the result that there is substantial demand for qualified, experienced executive personnel. The Committee considers it crucial that we be assured of retaining and rewarding our top caliber executives who are essential to the attainment of our ambitious long-term goals.

For these reasons, the Committee believes our executive compensation arrangements must remain competitive with those offered by other companies of similar size, scope, performance levels and complexity of operations.

CASH COMPENSATION. The Committee believes that annual cash compensation should be paid commensurate with attained performance. For these reasons, our executive cash compensation consists of "fixed" base compensation (salary) and variable incentive compensation (annual bonus). Base salaries for executive officers are established considering a number of factors, including the executive's individual performance and measurable contribution to our success, and pay levels of similar positions with comparable companies in the industry. The Committee supports our compensation philosophy of moderate fixed compensation for elements such as base salary. Base salary decisions are made as part of our structured annual review process.

STOCK OPTIONS. The Committee recommends executive stock options under our stock option plans to foster executive officer ownership and to provide direct linkage with stockholder interests. When recommending the grant of stock options, the Committee considers the number and terms of options previously granted, industry practices, the optionee's level of responsibility, and assumed potential stock value in the future. The exercise prices of stock options granted to executive officers are equal to the market value of the stock on the date of grant. Therefore, stock options are intended to provide an incentive to executives to maximize our profitability which ordinarily, over time, should be reflected in the price of our stock.

BENEFITS. We provide benefits to the named executive officers that are generally available to all of our employees. For fiscal year 2001, the amount of executive level benefits and prerequisites, as determined in accordance with the rules of the Securities and Exchange Commission relating to executive compensation, did not exceed 10% of total salary and bonus for any executive officer.

CHIEF EXECUTIVE OFFICER PERFORMANCE AND COMPENSATION. In setting Mr. Graves' base salary for fiscal 2001, the Committee took note of our rapid growth in revenue and earnings in fiscal 2001. Mr. Graves' compensation for fiscal 2001 was $298,621, which reflects an August 2001 increase in his base salary to an annual rate of $350,000. Mr. Graves participates to a limited extent in the Committee's deliberations on his compensation. His participation generally consists of answering questions from the Committee regarding his goals and objectives for the year and his observations on the peer group to which his compensation is compared. However, Mr. Graves is not present during that portion of the Committee's meeting where his performance is evaluated and his compensation determined.

It is the opinion of the Committee that these compensation policies and structures provide the necessary discipline to properly align our corporate economic performance and the interest of our stockholders with progressive and competitive executive compensation practices in an equitable manner.

THE COMPENSATION COMMITTEE:

Ali P. Alizadeh
Thomas W. Sarnoff
Gordon T. Graves

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS.

Mr. Graves is the Chairman of the Board and Chief Executive Officer of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE. The following table sets forth certain information concerning the annual compensation for our chief executive officer and for each of our four next most highly compensated executive officers earning more than $100,000 for the fiscal year ended September 30, 2001 (the "named executive officers"):
                           SUMMARY COMPENSATION TABLE

                                          COMPENSATION            ANNUAL          LONG-TERM
                                       -------------------       OPTIONS/        COMPENSATION
FINANCIAL POSITION              YEAR    SALARY     BONUS      WARRANTS (#)(1)     AWARDS (2)
                                ----   --------   --------    ---------------    ------------
Gordon T. Graves                2001   $223,621   $ 75,000            110,000    $      4,800
Chairman and CEO                2000    178,700         --                  0           5,879
                                1999    142,009         --                 (3)          3,514

Clifton E. Lind                 2001    201,539     60,000            210,000           5,572
President and COO               2000    187,683         --             20,000           9,937
                                1999    180,163         --                 (3)          3,628

Gary L. Loebig                  2001    145,000     20,000             90,000           5,200
Senior Vice President           2000    168,259      5,000             35,000           8,176
                                1999     94,778         --             50,000           1,846

Gordon T. Sjodin                2001    120,360     10,000             10,000           5,214
Executive Vice President        2000    125,677         --                  0           5,027
                                1999    120,522         --             10,000           4,073

Robert F. Lannert               2001    105,000     15,000             65,000           5,492
Vice President                  2000    109,516     10,000                  0           4,073
                                1999     95,179         --                100           7,970

----------

(1) Consists of shares of common stock underlying options granted pursuant to our Stock Option Plans. (See "Stock Option Plans" below).

(2) Consists of contributions we made on behalf of the named executive officers to our 401(k) plan.

(3) Does not include shares of common stock underlying warrants issued to a partnership that purchased EPS from us, in which Messrs. Graves and Lind each owned a 6.36% interest.

OPTION/WARRANT GRANT TABLE. The following table sets forth certain information regarding options and warrants we granted to the named executive officers during the fiscal year ended September 30, 2001. In calculating potential realized value, it is assumed that options are exercised on the day prior to their expiration date using the treasury stock method, where the exercise price of the option is subtracted from the potential market price at the 5% and 10% appreciation rates.

                    OPTION/WARRANT GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS

                     NUMBER OF     % OF TOTAL                                      POTENTIAL REALIZED VALUE
                    SECURITIES      OPTIONS/                                          AT ASSUMED ANNUAL
                    UNDERLYING      WARRANTS                                            RATE OF STOCK
                     OPTIONS/      GRANTED TO   PER-SHARE                             PRICE APPRECIATION
                     WARRANTS     EMPLOYEES IN  EXERCISE    VESTING    EXPIRATION       FOR OPTION TERM
NAME                GRANTED (#)    FISCAL YEAR   PRICE($)   PERIOD        DATE         5%           10%
----                -----------   ------------  ---------   -------    ----------  -----------  -----------
Gordon T. Graves        110,000         9          (1)        (1)          (1)     $ 2,017,000  $ 3,705,000
Clifton E. Lind         210,000        17          (2)        (2)          (2)       3,477,000    6,699,000
Gary L. Loebig           90,000         7          (3)       4 yrs         (3)       1,479,000    2,859,000
Gordon T. Sjodin         10,000         1         7.1875     4 yrs      3/21/2011      187,000      341,000
Robert F. Lannert        65,000         5          (4)       4 yrs         (4)       1,114,000    2,110,000

----------
(1) 100,000 options were granted at $7.1875 per share, expiring March 21, 2011, and 10,000 options were granted at $11.30 per share, expiring September 21, 2011. The $7.1875 options vest over four years and the $11.30 options vest over one year.

(2) 100,000 options were granted at $7.1875 per share and expiring March 21, 2011, and 110,000 options were granted at $11.30 per share and expiring September 21, 2011. The $7.1875 options and 100,000 of the $11.30 options vest over four years; 10,000 of the $11.30 options vest over one year.

(3) 40,000 options were granted at $7.1875 per share and expiring March 21, 2011, and 50,000 options were granted at $11.30 per share and expiring September 21, 2011.

(4) 40,000 options were granted at $7.1875 per share and expiring March 21, 2011, and 25,000 options were granted at $11.30 per share and expiring September 21, 2011.

AGGREGATE OPTION/WARRANT EXERCISES AND YEAR-END OPTION TABLE. The following table sets forth certain information regarding the exercise of stock options and warrants during the fiscal year ended September 30, 2001, and the unexercised stock options and warrants held as of September 30, 2001, by the named executive officers.

                          NO. OF                     NO. OF SECURITIES           VALUE OF UNEXERCISED
                          SHARES                   UNDERLYING UNEXERCISED      IN-THE-MONEY OPTIONS AT
                         ACQUIRED     VALUE          OPTIONS AT FY-END                 FY-END(1)
                           UPON      REALIZED    --------------------------   --------------------------
NAME                     EXERCISE       $        EXERCISABLE  UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
----                     --------   ----------   -----------  -------------   -----------  -------------
Gordon T. Graves(2)            --           --            --        110,000   $        --  $     971,000
Clifton E. Lind(2)        285,000    1,410,750        73,000        210,000       899,000      1,377,000
Gary L. Loebig             25,000      467,250         8,750        141,250       113,000      1,219,000
Gordon T. Sjodin               --           --        63,325         16,275       824,000        163,000
Robert F. Lannert          20,000      317,800         5,075         66,275        65,000        479,000

----------
(1) Market value of the underlying common stock at fiscal year end ($15.90 per share), minus the exercise price.

(2) Does not include shares of common stock underlying warrants held by Messrs. Graves and Lind that were initially issued to partnerships in connection with the purchase of EPS from us in which Messrs. Graves and Lind held interests.

STOCK OPTION PLANS

1994 EMPLOYEE AND DIRECTOR STOCK OPTION PLANS

In November 1994, our stockholders approved the 1994 Employee Stock Option Plan (the "1994 Plan") and the 1994 Director Stock Option Plan (the "Director Plan"), under which options to purchase an aggregate of 360,000 shares and 60,000 shares, respectively, of common stock were reserved for issuance. As of September 30, 2001, options to purchase 52,000 shares of common stock were outstanding under the 1994 Plan at exercise prices ranging from $2.50 per share to $4.00 per share. There were no options outstanding under the Director Plan. After the adoption of our 1996 Stock Incentive Plan, no new options were granted under the 1994 Plan or the Director Plan.

1996 INCENTIVE STOCK PLAN

In August 1996, the Board of Directors adopted our 1996 Incentive Stock Plan, which was amended effective March 1, 1999, (the "1996 Plan") pursuant to which 795,127 shares of common stock or common stock equivalents were reserved for issuance.

The 1996 Plan is administered by our Board of Directors. The Board of Directors has the authority, subject to the terms of the 1996 Plan, to determine when and to whom to make grants under the 1996 Plan, the number of shares to be covered by the grants, the types and terms of "Awards" to be granted under the 1996 Plan (which are stock-based incentives and may include incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares and deferred stock purchases), the exercise or purchase price of the shares of common stock and common stock equivalents subject to the Awards, and to prescribe, amend and rescind rules and regulations relating to the 1996 Plan.

As of September 30, 2001, options to purchase 382,572 shares of common stock were outstanding under the 1996 Plan, at exercise prices ranging from $3.00 to $7.1875 per share.

PRESIDENT'S STOCK OPTION PLAN

In connection with the employment of Clifton E. Lind as our President in June 1998, we established the President's Stock Option Plan, pursuant to which we granted Mr. Lind options to purchase 338,000 shares of common stock at $3.81 per share. This Plan was approved by our stockholders on May 11, 1999. In April 2001, Mr. Lind exercised options for 285,000 shares which he still holds. As of September 30, 2001, there remain outstanding under the Plan options to purchase 53,000 shares.

1998 SENIOR EXECUTIVE STOCK OPTION PLAN

In connection with the employment of Gary L. Loebig as our Vice President for New Market Development in November, 1998, we established the 1998 Senior Executive Stock Option Plan, pursuant to which we granted Mr. Loebig options to purchase 50,000 shares of common stock at $3.81 per share. Our stockholders approved the Plan on May 11, 1999. During fiscal 2001, Mr. Loebig exercised options for 25,000 shares; options to purchase an additional 25,000 shares remain outstanding at September 30, 2001.

2000 STOCK OPTION PLAN

In February 2000, our Board of Directors adopted the 2000 Stock Option Plan, as later amended, pursuant to which options to purchase 367,500 shares of common stock were reserved for issuance. Options granted under the Plan may be either incentive stock options or non-qualified stock options. The 2000 Stock Option Plan is also administered by our Board of Directors. As of September 30, 2001, all of the options available under the 2000 Stock Option Plan had been granted and were outstanding at an exercise price of $7.1875 per share.

2001 STOCK OPTION PLAN

In September 2001, our Board of Directors adopted the 2001 Stock Option Plan pursuant to which options to purchase 700,000 shares of common stock were reserved for issuance. Options granted under the Plan may be either incentive stock options or non-qualified stock options. The 2001 Stock Option Plan is also administered by our Board of Directors. As of September 30, 2001, there were outstanding under this Plan options to purchase 512,250 shares of common stock at an exercise price of $11.30 per share.

In addition to options granted under our stock option plans, from time to time we also make option grants to newly-hired employees as an inducement to provide services to us. During the year ended September 30, 2001, we granted a total of approximately 411,000 options on an ad hoc basis at a market price ranging from $3.00 to $4.25 per share.

DIRECTOR COMPENSATION PLAN

On September 21, 2001, we adopted a plan to compensate the members of our Board of Directors for their services as directors, including serving on committees of the Board. Prior to that time we had compensated our directors by the grant of stock options on an ad hoc basis and did not provide any cash compensation. Under the Director Compensation Plan, each of our directors, including directors who are also regular full-time employees, will receive $18,000 per year. In addition, each director will receive $500 for each Board meeting attended in person, $250 for each Board meeting attended by telephone, $250 for each committee meeting attended in person and $150 for each committee meeting attended by telephone. On an annual basis, each sitting director will receive an option grant for

10,000 shares of common stock that will vest after one year. Newly elected or appointed directors will receive an initial grant for 20,000 shares that will vest over two years.

STOCK PRICE PERFORMANCE GRAPH

The following graph compares on a cumulative basis since September 30, 1996, the percentage change in the total stockholder return on our common stock, with (a) the total return on the Nasdaq Composite Index, which is being used as the required broad entity market index, and (b) the total return for a selected peer group index (the "Peer Group"). The Peer Group consists of Mikohn Gaming, Littlefield Corp., Shuffle Master Inc., and Interlott Technologies. The graph assumes (i) investment of $100 on September 30, 1996 in our common stock, the Nasdaq Composite Index and the common stock of the Peer Group, and (ii) the reinvestment of all dividends.

                                                 NASDAQ
DATE                             MGAM          PEER GROUP        COMPOSITE INDEX
----                           --------        ----------        ---------------
September 30, 1996               100.00            100.00            100.00
September 30, 1997               232.61            179.13            137.39
September 30, 1998                46.19             82.62            138.06
September 30, 1999                57.62             59.98            223.83
September 30, 2000               107.61            128.97            299.35
September 30, 2001               276.52            118.95            122.16

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of September 30, 2001, with respect to the number of shares of common stock owned by (i) each person known to us to own beneficially more than 5% of the outstanding shares of common stock, (ii) each of our directors, (iii) each of our named executive officers, and (iv) all of our directors and executive officers as a group:

                                         NUMBER OF SHARES                  PERCENT
BENEFICIAL OWNER                        BENEFICIALLY OWNED                 OWNED(1)
----------------                        ------------------                 --------
Gordon T. Graves                              847,222(2)                      10.67
8900 Shoal Creek Blvd., Ste. 300
Austin, Texas 78757

Eagle Asset Management, Inc.                  618,555(3)                       7.79
880 Carillon Parkway
St. Petersburg, Florida 33716

Clifton E. Lind                               397,717(4)                       5.01
8900 Shoal Creek Blvd., Ste. 300
Austin, Texas 78757

Larry D. Montgomery                             5,625(5)                       (13)

Gordon T. Sjodin                               85,618(6)                       1.07

Thomas W. Sarnoff                               8,750(7)                       (13)

John Winkelman                                 57,700(8)                       (13)

Martin Keane                                    5,000(9)                       (13)

Gary L. Loebig                                 21,250(10)                      (13)

Robert F. Lannert                              10,075(11)                      (13)

All executive officers and directors
as a group (9 persons)                      1,438,957(12)                     18.12


-----------
(1) Based upon 7,939,866 shares of common stock outstanding. There are also 9,203 shares of Series A Preferred Stock outstanding that are convertible into an aggregate of 27,265 shares of common stock. Mr. Sjodin owns 1,272 shares of Series A Preferred Stock, or 14.5% of the total number of shares of that class.
(2) Consists of (i) 455,075 shares owned of record by Mr. Graves, (ii) 369,818 shares owned of record by Graves Properties, Ltd., a limited partnership controlled by Mr. Graves, (iii) 2,700 shares owned by Graves Management, Inc. Defined Benefit Trust (Graves Management, Inc. is a corporation controlled by Mr. Graves), and (iv) 19,629 shares issuable upon the exercise of warrants held by Graves Properties, Ltd. that are currently exercisable. Does not include an aggregate of 90,600 shares as to which Mr. Graves disclaims beneficial ownership, consisting of: (i) 44,100 shares owned of record by Cynthia Graves, Mr. Graves' wife, and
       (ii) 46,500 shares beneficially owned by the Gordon Graves Grandchildren Trust.
(3) As reported on Schedule 13G filed with the Securities and Exchange Commission on June 4, 2001.
(4) Consists of (i) 305,088 shares owned of record by Mr. Lind, (ii) 73,000 shares issuable upon the exercise of options that are currently exercisable and (iii) 19,629 shares that are issuable upon the exercise of warrants that are currently exercisable.
(5) Consists of 5,625 shares issuable upon the exercise of options that are exercisable within the next 60 days.
(6) Consists of (i) 13,433 shares owned of record by Mr. Sjodin, (ii) 65,825 shares issuable upon the exercise of stock options that are currently exercisable (63,325 shares) or are exercisable within the next 60 days (2,500 shares), and (iii) 6,360 shares issuable upon conversion of the Series A Preferred Stock.
(7) Consists of shares issuable upon the exercise of stock options that are currently exercisable.
(8) Consists of (i) 22,700 shares owned of record by Mr. Winkelman, and (ii) 35,000 shares issuable upon the exercise of options that are currently exercisable (30,000) or are exercisable within the next 60 days (5,000).
(9)    Owned of record.
(10) Consists of 21,250 shares issuable upon the exercise of options that are currently exercisable (8,750) or are exercisable within the next 60 days (12,500).
(11) Consists of (i) 5,000 shares owned of record by Mr. Lannert, and (ii) 5,075 shares issuable upon the exercise of options that are currently exercisable.
(12) Consists of (i) 1,178,814 shares owned of record, (ii) 217,050 shares issuable upon the exercise of stock options that are currently exercisable (191,425 shares) or are exercisable within the next 60 days (25,625 shares), (iii) 6,360 shares issuable upon conversion of Series A Preferred Stock, and (iv) 39,258 shares issuable upon the exercise of warrants that are currently exercisable.
(13)   Less than 1%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

GAMEBAY.COM

In December 1999, our wholly-owned subsidiary, GameBay.com, issued 71% of its equity securities to a group of investors for $6.5 million. In connection with that transaction, we granted GameBay a license to use our intellectual property for Internet non-gaming purposes. In consideration of the license grant, we received a one-time fee of $1.0 million, of which $400,000 was evidenced by a note due in December 2000. We are also entitled to a royalty of 5% of GameBay's gross revenue. We had deferred recognition of the $400,000 GameBay note receivable into income until payment was received. We have not received any royalty payments to date. As of September 30, 2000, our investment has been reduced to zero. During the quarter ended March 31, 2001, we determined that ultimate collection of the $400,000 note receivable was doubtful, and accordingly, the note was offset against the related deferred revenue. Due to the downturn in the advertising-driven Internet business, GameBay has suspended operations and is considering the pursuit of other business models. Gordon T. Graves, one of our Directors and our Chief Executive Officer, is a Director of GameBay. Laurence E. Kaplan, who was elected as one of our Directors in November 2000, and resigned as a director in May, 2001, is also a Director of GameBay.

INDEBTEDNESS OF CERTAIN OFFICERS AND DIRECTORS

As of September 30, 2001, we had the following notes receivable for stock purchases from certain officers and directors.

                            OUTSTANDING                OUTSTANDING
                         SEPTEMBER 30, 2001         SEPTEMBER 30, 2000       INTEREST RATE       DUE DATE
                         ------------------         ------------------       -------------       --------
Gordon Graves                $   648,000               $    651,000                6%            Feb 2002
Larry Montgomery                 136,000                    129,000                6%            Apr 2002
Clifton Lind                   1,112,000                         --                6%            Apr 2004
                             -----------               ------------
                             $ 1,896,000               $    780,000
                             ===========               ============

On April 12, 2001, Clifton Lind, our President and COO, exercised his option to purchase 285,000 shares of our common stock. This purchase was made by way of a recourse promissory note issued to us, as permitted by the President's Stock Option Plan of 1998. The note is fully recourse to Mr. Lind's other personal assets.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

THE FOLLOWING REPORTS AND FINANCIAL STATEMENTS ARE INCLUDED IN PART II, ITEM 7 - FINANCIAL STATEMENTS:

Independent Certified Public Accountants' Report.................................................................30
Consolidated Balance Sheets, as of September 30, 2000 and 2001...................................................31
Consolidated Statements of Operations, Years Ended September 30, 2001, 2000 and 1999.............................32
Consolidated Statements of Changes in Stockholders' Equity,
   Years Ended September 30, 2001, 2000 and 1999.................................................................33
Consolidated Statements of Cash Flows, Years Ended September 30, 2001, 2000 and 1999.............................34
Notes to Consolidated Financial Statements.......................................................................36
Schedule II Valuation and Qualifying Accounts....................................................................52

(a)    THE FOLLOWING EXHIBITS ARE FILED AS PART OF THIS ANNUAL REPORT:

EXHIBIT NO.                                        TITLE                                                    LOCATION
-----------                                        -----                                                    --------
3.1               Amended and Restated Articles of Incorporation................................................(3)
3.2               Bylaws........................................................................................(1)
10.1              Form of Integrated Gaming Services Agreement..................................................(1)
10.2              Contingent Grand Prize Risk Assumption Agreement dated October 1, 1995, between the Company and SCA Promotions, Inc...................................................(2)
10.3              1994 Employee Stock Option Plan...............................................................(1)
10.4              1994 Director Stock Option Plan...............................................................(1)
10.5              1996 Stock Incentive Plan, as amended.........................................................(6)
10.6              President's Plan..............................................................................(5)
10.7              1998 Senior Executive Stock Option Plan.......................................................(6)
10.8              2000 Stock Option Plan........................................................................(6)
10.9              2001 Stock Option Plan........................................................................(7)
10.10             Stockholder Rights Plan.......................................................................(4)
10.11             Special Services Contract executed August 14, 2000 with John Winkelman........................(8)
10.12             Consulting Agreement dated November 9, 2000 with Martin Keane.................................(8)
21.1              Subsidiaries of Registrant....................................................................(7)
23.1              Consent of BDO Seidman, LLP...................................................................(7)
24.1              Power of Attorney (Included on page 29).......................................................(7)

----------

(1) Indicates incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1994.
(2) Indicates incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1996.
(3) Indicates incorporated by reference to our Form 10-QSB filed with the Commission for the quarter ended March 31, 1997.
(4) Incorporated by reference to our registration statement on Form 8-A, filed with the Commission on October 23, 1998.
(5) Indicates incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1998.
(6) Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on December 1, 2000.
(7)    Filed herewith
(8) Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-30721).

(b)    REPORTS ON FORM 8-K.

On July 16, 2001 the Company filed a Report on Form 8-K to file as an Exhibit the text of a telephone conference with investors.

                                POWER OF ATTORNEY

Know all men by these presents, that each person whose signature appears below constitutes and appoints Clifton E. Lind and Craig S. Nouis, and each of them singly, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities (including his or her capacity as a director or officer of Multimedia Games, Inc.) to sign any and all amendments (including post-effective amendments) to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                               MULTIMEDIA GAMES, INC.

                                               By:  /s/ Craig S. Nouis
                                                   ----------------------------
                                                        Craig S. Nouis
                                                        Chief Financial Officer
Dated: December 21, 2001

In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

   /s/     GORDON T. GRAVES            Chairman of the Board                    December 21, 2001
----------------------------------       Chief Executive Officer and Director
           Gordon T. Graves

   /s/      CLIFTON E. LIND            President, Chief Operations Officer      December 21, 2001
----------------------------------       and Director
            Clifton E. Lind

   /s/      CRAIG S. NOUIS             Chief Financial Officer                  December 21, 2001
----------------------------------
            Craig S. Nouis

   /s/    LARRY D. MONTGOMERY          Vice Chairman of the Board               December 21, 2001
----------------------------------       and Director
          Larry D. Montgomery

   /s/     THOMAS W. SARNOFF           Director                                 December 21, 2001
----------------------------------
           Thomas W. Sarnoff

   /s/      ALI P. ALIZADEH            Director                                 December 21, 2001
----------------------------------
            Ali P. Alizadeh

   /s/     JOHN M. WINKELMAN           Director                                 December 21, 2001
----------------------------------
           John M. Winkelman

   /s/      MARTIN A. KEANE            Director                                 December 21, 2001
----------------------------------
            Martin A. Keane

      SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT
          TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

The Registrant has not sent to its security holders any annual report covering the Registrant's last fiscal year, or any proxy statement, form of proxy or other proxy soliciting material with respect to any annual or meeting of security holders. In connection with our year 2002 annual meeting of stockholders, we anticipate sending our fiscal 2001 annual report and proxy materials to security holders.

                INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders
Multimedia Games, Inc.

We have audited the accompanying consolidated balance sheets of Multimedia Games, Inc. as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multimedia Games, Inc. at September 30, 2001 and 2000, and the results of its operations and its cash flows for the each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


BDO Seidman, LLP


Houston, Texas
November 16, 2001

                             MULTIMEDIA GAMES, INC.

                           CONSOLIDATED BALANCE SHEETS
                        AS OF SEPTEMBER 30, 2001 AND 2000


                                                             ASSETS
                                                                                          2001            2000
                                                                                      ------------    ------------
CURRENT ASSETS:
     Cash and cash equivalents                                                        $  4,868,000    $  1,315,000
     Accounts Receivable:
         Trade                                                                           3,794,000       2,793,000
         Game reserve                                                                       81,000         171,000
         Other                                                                             123,000         596,000
     Allowance for doubtful accounts                                                      (343,000)       (395,000)
     Inventory                                                                           2,634,000       2,282,000
     Prepaid expenses                                                                    1,877,000         654,000
     Notes receivable                                                                      711,000       2,230,000
     Notes receivable - related parties                                                         --         400,000
     Deferred taxes                                                                        765,000       1,237,000
                                                                                      ------------    ------------
              TOTAL CURRENT ASSETS                                                      14,510,000      11,283,000

Restricted cash and long-term investments                                                1,764,000       1,834,000
Inventory - non-current                                                                  4,096,000         978,000
Property and equipment, net                                                             21,664,000      14,026,000
Deferred taxes                                                                           1,895,000              --
Other assets                                                                               375,000         281,000
Goodwill, net                                                                              363,000         390,000
                                                                                      ------------    ------------
              TOTAL ASSETS                                                            $ 44,667,000    $ 28,792,000
                                                                                      ============    ============

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Notes payable                                                                    $         --    $  5,727,000
     Current portion of long-term debt                                                          --         745,000
     Accounts payable and accrued expenses                                               7,673,000       3,722,000
     Federal income tax payable                                                          1,150,000         694,000
     State income tax payable                                                            1,377,000         489,000
     Prize fulfillment fees payable                                                         99,000          93,000
     Deferred revenue                                                                           --         400,000
                                                                                      ------------    ------------
              TOTAL CURRENT LIABILITIES                                                 10,299,000      11,870,000
Long-term debt, less current portion                                                            --       1,414,000
Other long-term liabilities                                                              2,000,000       1,598,000
Deferred taxes                                                                                  --         864,000
                                                                                      ------------    ------------
              TOTAL LIABILITIES                                                         12,299,000      15,746,000
                                                                                      ------------    ------------
Commitments and contingencies (Notes 5 and 6)
Stockholders' equity:
     Preferred stock, Series A, $.01 par value, 2,000,000 shares                                --           1,000
       authorized, 9,203 and 90,789 shares issued and outstanding, respectively
     Common stock, $.01 par value, 25,000,000 shares authorized, 8,655,692 and              87,000          57,000
       5,663,499 shares issued and 7,939,866 and 5,502,250 shares outstanding, respectively
     Additional paid-in capital                                                         32,629,000      13,551,000
     Stockholders' notes receivable                                                     (1,896,000)       (780,000)
     Treasury stock, 715,826 and 161,249 shares at cost                                 (5,830,000)       (580,000)
     Retained earnings                                                                   7,378,000         797,000
                                                                                      ------------    ------------
              TOTAL STOCKHOLDERS' EQUITY                                                32,368,000      13,046,000
                                                                                      ------------    ------------
              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 44,667,000    $ 28,792,000
                                                                                      ============    ============

                 The accompanying notes are an integral part of
                      the consolidated financial statements

                             MULTIMEDIA GAMES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                                                              2001              2000              1999
                                                         --------------    --------------    --------------
REVENUES:
     Gaming revenue - Class II                           $  121,165,000    $   86,743,000    $   82,576,000
     Gaming revenue - Class III                               2,640,000         1,810,000           220,000
     Electronic player station sales                          1,189,000         3,535,000         1,642,000
     Electronic player station lease revenue                  2,854,000         3,263,000         3,506,000
     Class III back-office fees                               2,029,000           706,000            75,000
     Class III licensing fees                                   950,000           720,000                --
     Other                                                      985,000            32,000           837,000
                                                         --------------    --------------    --------------
              TOTAL REVENUES                                131,812,000        96,809,000        88,856,000

     Bingo prizes and related costs                           2,391,000         6,696,000         7,602,000
     Allotments to hall operators                            85,655,000        58,148,000        55,545,000
                                                         --------------    --------------    --------------
              NET REVENUES                                   43,766,000        31,965,000        25,709,000
                                                         --------------    --------------    --------------

OPERATING COSTS AND EXPENSES:
     Cost of electronic player stations sold                    557,000         1,981,000           981,000
     Salaries and wages                                       6,176,000         4,834,000         4,850,000
     Selling, general and administrative expenses            15,325,000        11,455,000        12,981,000
     NGI judgment and related fees                                   --             3,000         4,461,000
     Amortization and depreciation                           10,085,000         8,973,000         6,144,000
                                                         --------------    --------------    --------------
              TOTAL OPERATING COSTS AND EXPENSES             32,143,000        27,246,000        29,417,000
                                                         --------------    --------------    --------------
              OPERATING INCOME (LOSS)                        11,623,000         4,719,000        (3,708,000)

Software licensing fee                                               --           600,000                --
Interest income                                                 139,000           118,000           192,000
Interest expense                                               (699,000)         (878,000)         (275,000)
Equity in loss of unconsolidated subsidiary                          --          (350,000)               --
                                                         --------------    --------------    --------------
Income (loss) before income taxes                            11,063,000         4,209,000        (3,791,000)
Income tax expense (benefit)                                  4,391,000         1,430,000        (1,286,000)
                                                         --------------    --------------    --------------
              NET INCOME (LOSS)                          $    6,672,000    $    2,779,000    $   (2,505,000)
                                                         ==============    ==============    ==============

Basic earnings (loss) per share                          $         1.07    $         0.48    $        (0.48)
                                                         ==============    ==============    ==============

Diluted earnings (loss) per share                        $         0.86    $         0.46    $        (0.48)
                                                         ==============    ==============    ==============

                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             MULTIMEDIA GAMES, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999

                                                PREFERRED STOCK             COMMON STOCK
                                             --------------------    -------------------------
                                             NUMBER                    NUMBER                     ADDITIONAL    STOCKHOLDERS'
                                               OF                        OF                         PAID-IN         NOTES
                                             SHARES      AMOUNT        SHARES        AMOUNT         CAPITAL      RECEIVABLE
                                             -------    ---------    ----------   ------------   -------------  -------------
Balance, September 30, 1998                   90,789    $   1,000     5,439,824   $     54,000   $  12,803,000  $    (817,000)
Exercise of stock options                         --           --        88,325          1,000         246,000             --
Value of warrants associated with
   related party equipment purchases              --           --            --             --         112,000             --
GameBay Directors' options                        --           --            --             --          12,000             --
Stockholders' notes for stock purchase            --           --            --             --              --         59,000
Preferred stock dividends
   ($1.10 per preferred share)                    --           --            --             --              --             --
Net loss                                          --           --            --             --              --             --
                                             -------    ---------    ----------   ------------   -------------  -------------
Balance, September 30, 1999                   90,789        1,000     5,528,149         55,000      13,173,000       (758,000)
Exercise of stock options                         --           --        10,350          2,000         345,000             --
Stock issued in connection to
   NGI settlement                                 --           --       125,000             --              --             --
Stockholders' notes for
   stock purchase, net                            --           --            --             --              --        (22,000)
Purchase of treasury stock                        --           --            --             --              --             --
Preferred stock dividends
   ($1.10 per preferred share)                    --           --            --             --              --             --
Value of options and warrants
   associated with consulting services            --           --            --             --          33,000             --
Net income                                        --           --            --             --              --             --
                                             -------    ---------    ----------   ------------   -------------  -------------
Balance, September 30, 2000                   90,789        1,000     5,663,499         57,000      13,551,000       (780,000)
Exercise of stock options                         --           --       732,588          7,000       2,611,000             --
Exercise of stock warrants                        --           --     1,851,675         19,000      14,475,000             --
Conversion of preferred stock                (81,586)      (1,000)      407,930          4,000          (3,000)            --
Stockholders' notes for
   stock purchase, net                            --           --            --             --              --     (1,116,000)
Purchase of treasury stock                        --           --            --             --              --             --
Tax benefit of stock options exercised            --           --            --             --       1,995,000             --
Preferred stock dividends
   ($1.10 per preferred share)                    --           --            --             --              --             --
Net income
                                             -------    ---------    ----------   ------------   -------------  -------------
Balance, September 30, 2001                    9,203    $      --     8,655,692   $     87,000   $  32,629,000  $  (1,896,000)
                                             =======    =========    ==========   ============   =============  =============

                                                   TREASURY STOCK
                                              -------------------------
                                               NUMBER                        RETAINED          TOTAL
                                                 OF                          EARNINGS      STOCKHOLDERS'
                                               SHARES        AMOUNT         (DEFICIT)         EQUITY
                                              ---------   -------------    ------------    -------------
Balance, September 30, 1998                      33,999   $     (87,000)   $    723,000    $  12,677,000
Exercise of stock options                            --              --              --          247,000
Value of warrants associated with
   related party equipment purchases                 --              --              --          112,000
GameBay Directors' options                           --              --              --           12,000
Stockholders' notes for stock purchase               --              --              --           59,000
Preferred stock dividends
   ($1.10 per preferred share)                       --              --        (100,000)        (100,000)
Net loss                                             --              --      (2,505,000)      (2,505,000)
                                              ---------   -------------    ------------    -------------
Balance, September 30, 1999                      33,999         (87,000)     (1,882,000)      10,502,000
Exercise of stock options                            --              --              --          347,000
Stock issued in connection to
   NGI settlement                                    --              --              --               --
Stockholders' notes for
   stock purchase, net                               --              --              --          (22,000)
Purchase of treasury stock                      127,250        (493,000)             --         (493,000)
Preferred stock dividends
   ($1.10 per preferred share)                       --              --        (100,000)        (100,000)
Value of options and warrants
   associated with consulting services               --              --              --           33,000
Net income                                           --                       2,779,000        2,779,000
                                              ---------   -------------    ------------    -------------
Balance, September 30, 2000                     161,249        (580,000)        797,000       13,046,000
Exercise of stock options                            --              --              --        2,618,000
Exercise of stock warrants                           --              --              --       14,494,000
Conversion of preferred stock                        --              --              --               --
Stockholders' notes for
   stock purchase, net                                               --              --       (1,116,000)
Purchase of treasury stock                      554,577      (5,250,000)             --       (5,250,000)
Tax benefit of stock options exercised               --              --              --        1,995,000
Preferred stock dividends
   ($1.10 per preferred share)                       --              --         (91,000)         (91,000)
Net income                                                                    6,672,000        6,672,000
                                              ---------   -------------    ------------    -------------
Balance, September 30, 2001                     715,826   $  (5,830,000)   $  7,378,000    $  32,368,000
                                              =========   =============    ============    =============


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             MULTIMEDIA GAMES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

                                                                        2001            2000            1999
                                                                    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                   $  6,672,000    $  2,779,000    $ (2,505,000)
Adjustments to reconcile net income (loss) to cash
   provided by operating activities:
     Amortization and depreciation                                    10,085,000       8,973,000       6,144,000
     Write off of GameBay assets                                              --         350,000              --
     Non-employee stock option compensation                                   --          33,000              --
     Tax benefit of stock options exercised                            1,995,000              --              --
     Deferred taxes                                                   (2,287,000)        506,000        (648,000)
     Equity in loss of unconsolidated subsidiary                              --         350,000              --
     (Increase) decrease in:
       Accounts receivable                                              (490,000)       (783,000)        260,000
       Inventory                                                      (5,426,000)      2,209,000      (1,887,000)
       Prepaid expenses                                               (1,223,000)        (95,000)          9,000
       Other assets                                                      102,000        (319,000)       (210,000)
       Accounts payable and accrued expenses                           3,951,000       1,737,000      (1,064,000)
       Payment on NGI lawsuit settlement                                      --              --       3,388,000
       Other long-term liabilities                                       500,000              --              --
       Federal and state income tax payable                             (651,000)       (993,000)        829,000
       Prize fulfillment fees payable                                      6,000         (79,000)       (124,000)
       Notes receivable                                                1,519,000      (1,740,000)        293,000
       Notes receivable - related party                                       --              --         235,000
                                                                    ------------    ------------    ------------
         NET CASH PROVIDED BY OPERATING ACTIVITIES                    14,753,000      12,928,000       4,720,000
                                                                    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, equipment, and patents                 (15,936,000)     (8,664,000)    (12,569,000)
     Increase (decrease) in restricted cash and long-term
       investments and other long-term liabilities                       (28,000)         24,000         (52,000)
                                                                    ------------    ------------    ------------
         NET CASH USED IN INVESTING ACTIVITIES                       (15,964,000)     (8,640,000)    (12,621,000)
                                                                    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options, warrants,
         and related tax benefit                                      18,020,000          33,000         306,000
     Proceeds from (repayments on) note payable, net                  (5,727,000)     (2,411,000)      9,432,000
     Principal payments of debt                                         (274,000)        (85,000)     (2,360,000)
     Payments on NGI lawsuit settlement                               (1,885,000)     (1,190,000)             --
     Stockholder notes receivable                                        (29,000)        (22,000)         12,000
     Payment of preferred stock dividends                                (91,000)       (100,000)        (75,000)
     Purchase of treasury stock                                       (5,250,000)       (493,000)             --
                                                                    ------------    ------------    ------------
         NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           4,764,000      (4,268,000)      7,315,000
                                                                    ------------    ------------    ------------

Net increase (decrease) in cash and cash equivalents                   3,553,000          20,000        (586,000)
Cash and cash equivalents, beginning of year                           1,315,000       1,295,000       1,881,000
                                                                    ------------    ------------    ------------
Cash and cash equivalents, end of year                              $  4,868,000    $  1,315,000    $  1,295,000
                                                                    ============    ============    ============
SUPPLEMENTAL CASH FLOW DATA:
     Interest paid                                                  $    783,000    $    864,000    $    275,000
                                                                    ============    ============    ============
     Federal income tax paid                                        $  2,981,000    $    448,000    $    290,000
                                                                    ============    ============    ============

                             MULTIMEDIA GAMES, INC.

              FOR THE YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999

NON-CASH TRANSACTIONS:
     Acquisition of fixed assets with
       Notes receivable                                             $         --   $         --   $    992,000
       Debt                                                                   --             --        211,000
       Warrants                                                               --             --        112,000
     Transfer of inventory to property and equipment                   1,956,000      1,047,000             --
     Deferred revenue from note receivable                                    --        400,000             --
     Offset a note receivable against related deferred revenue           400,000             --             --
     Issuance of note receivable to officer for common stock           1,087,000             --             --
     Conversion of preferred stock to common stock                         4,000             --             --
     Payment of debt with common stock                                        --        312,500             --


                 The accompanying notes are an integral part of
                     the consolidated financial statements.

                             MULTIMEDIA GAMES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OPERATIONS - The Company is a technology supplier to the gaming industry. The Company designs and develops interactive Class II and Class III games and related electronic player stations and equipment that are marketed to Native American bingo and gaming halls located throughout the United States. The Company operates its games on behalf of its tribal customers through a multi-path telecommunications network called "Betnet." The Betnet network interconnects electronic player stations located within a hall and in multiple bingo halls, thereby enabling players to simultaneously participate in the same game and to compete against one another to win common pooled prizes. The Company offers Class II and Class III game themes that have been designed and developed by the Company as well as game themes that have been licensed by the it from others. The Company also produces high-stakes television bingo game shows that are televised live to multiple participating Native American bingo halls linked via Betnet.

CONSOLIDATION PRINCIPLES - The financial statements include the activities of Multimedia Games, Inc. and its four wholly-owned subsidiaries: MegaBingo, Inc. ("MBI"), Multimedia Creative Services, Inc., TV Games, Inc., and American Gaming Network L.L.C. GameBay.com, Inc. was a wholly-owned subsidiary until December 1999, when 71% of its capital stock was sold to third parties. GameBay.com, Inc. is treated as an equity investment. GameBay has discontinued its operations and the Company has reduced its investment in GameBay to zero.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments (i.e., investments which, when purchased, have remaining maturities of three months or less) to be cash equivalents.

PREPAID EXPENSES - At September 30, 2001, the Company's prepaid expenses include $1.2 million of prepaid license fees acquired under a contract. The balance of other prepaid expenses at September 30, 2001 and 2000 was $675,000 and $654,000 respectively.

RESTRICTED CASH AND LONG-TERM INVESTMENTS - Restricted cash and long-term investments include $270,000 and $250,000, as of September 30, 2001 and 2000, respectively, held in reserve for MegaBingo prizes under the provisions of the Company's Integrated Services Agreements with its tribal customers, and $1.5 million and $1.6 million, as of September 30, 2001 and 2000, respectively, representing the present value of investments held by the Company's prize fulfillment firm related to outstanding jackpot prize winner annuities.

INVENTORY - CURRENT - The Company's current inventory consists primarily of computer equipment components for electronic player stations and completed electronic player station units expected to be sold within the Company's fiscal year. Such inventory is carried at the lower of cost (first-in, first-out) or market. As of September 30, 2001 and 2000, the Company's current inventory consisted of the following:

              INVENTORY                       2001                 2000
              ---------                    -----------         -----------
              Finished Units               $ 1,219,000         $ 1,059,000
              Used Components                  714,000           1,203,000
              New Components                 1,122,000           1,004,000
              Obsolescence Reserve            (421,000)           (984,000)
                                           -----------         -----------
                  NET INVENTORY            $ 2,634,000         $ 2,282,000
                                           ===========         ===========

INVENTORY - NON-CURRENT - The Company's non-current inventory consists of completed electronic player station units expected to be leased to hall operators under operating leases. Accordingly, such leased units are transferred from inventory to the Company's property and equipment upon consummation of such leases. The balance of the Company's non-current inventory at September 30, 2001 and 2000 was $4,096,000 and $978,000, respectively. Such inventory is carried at the lower of cost (first-in, first-out) or market. The Company annually evaluates the obsolescence of its inventory and updates the reserve as necessary. Non-current inventory also consists of both new and used components, stated at net carrying value. At September 30, 2001, the Company recorded a reserve of $652,000.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. The cost of property and equipment is depreciated over their estimated useful lives generally using the straight-line method. Equipment under leases which could convey ownership to the lessee at the end of the lease term is depreciated over the shorter of the lease term or three years. Substantially all of the Company's property and equipment is depreciated over two to five years. Sales and retirements of depreciable property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in operations.

                             MULTIMEDIA GAMES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Under the provisions of the Integrated Services Agreements with the tribes, any MegaBingo satellite dishes and monitoring equipment purchased by the Company and placed at the hall locations revert to the ownership of the tribe at the end of the agreement. Accordingly, such equipment is depreciated over the shorter of the term of the agreement or three years. This provision does not apply to electronic player stations and related equipment, except for electronic player stations purchased by the tribe.

Internally developed gaming software is stated at cost, and its cost is depreciated over its estimate useful life, generally using the straight-line method. Substantially all of the Company's internally developed software is depreciated over 18 months to five years. Game software development costs are capitalized when the project is under development and are depreciated once the software is placed into service. Any subsequent software maintenance costs are expensed as incurred. Software development projects which are discontinued are expensed as such determination is made.

GOODWILL - The amount paid for the assets of MegaBingo plus the liabilities assumed in excess of the fair value of the identifiable assets purchased has been recorded as goodwill. The Company amortizes goodwill over 20 years using the straight-line method. Goodwill is reported net of accumulated amortization in the accompanying financial statements. Accumulated amortization amounted to $184,000 and $157,000 at September 30, 2001 and 2000, respectively.

Management reviews long-lived assets and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets which considers the discounted future net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. This analysis of the long-lived assets at September 30, 2001 indicated there was no impairment to these assets' carrying values.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES - Included in the Company's accounts payable and accrued expenses at September 30, 2001 and 2000, were $1.7 million and $645,000, respectively, of accrued bonus and salaries. At September 30, 2001, the balance of amounts accrued for customer marketing and promotional activity as well as equipment servicing and maintenance totaled $1.3 million.

OTHER LONG-TERM LIABILITIES - Other long-term liabilities at September 30, 2001 and 2000 include $36,000 and $43,000, respectively, of long-term prizes payable on the Company's MegaBingo game. Other long-term liabilities also include $500,000 relating to penalties for estimated shortfalls in minimum software purchase requirements under a contract. As of September 30, 2001 and 2000, the present value of investments held by the Company's prize fulfillment firm related to outstanding jackpot prize winner annuities amounted to $1.5 million and $ 1.6 million, respectively.

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

ACCOUNTING ESTIMATES - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts and inventory obsolescence, asset lives of equipment, deferred tax assets, and the provision for and disclosure of litigation and loss contingencies. Actual results may differ from these estimates in the near term.

                             MULTIMEDIA GAMES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

INCOME (LOSS) PER COMMON SHARE - Income (loss) per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("FAS 128"). Presented below is a reconciliation of net income (loss) available to common stockholders and the differences between actual weighted average shares outstanding, which are used in computing basic earnings (loss) per share and diluted weighted average shares, which are used in computing diluted earnings per share. Diluted earnings (loss) per share for 1999 do not include the dilutive effect of 471,293 options, 21,807 warrants and 435,195 shares of convertible Preferred Stock in 1999, because to do so would have been anti-dilutive.

                                                                        FOR THE YEAR ENDED
                                                                        SEPTEMBER 30, 2001
                                                             ---------------------------------------
                                                                                           PER SHARE
BASIC EARNINGS PER SHARE:                                      INCOME          SHARES        AMOUNT
                                                             -----------     -----------   ---------
Net income                                                   $ 6,672,000
Less: preferred stock dividends                                  (91,000)
                                                             -----------
Income available to common stockholders                        6,581,000       6,145,695   $    1.07
                                                                                           =========
DILUTED EARNINGS PER SHARE:
     Effect of Dilutive Securities:
Options                                                                         830,198
Warrants                                                                        391,087
Convertible preferred stock                                                     366,071
Income available to common stockholders                           91,000
                                                             -----------     ----------    ---------
       plus assumed conversions                              $ 6,672,000      7,733,051    $    0.86
                                                             ===========     ==========    =========

                                                                        FOR THE YEAR ENDED
                                                                        SEPTEMBER 30, 2000
                                                             ---------------------------------------
                                                                                           PER SHARE
BASIC EARNINGS PER SHARE:                                      INCOME          SHARES        AMOUNT
                                                             -----------     -----------   ---------
Net income                                                   $ 2,779,000
Less: preferred stock dividends                                 (100,000)
                                                             -----------
Income available to common stockholders                      $ 2,679,000       5,562,250   $    0.48
                                                                                           =========
DILUTED EARNINGS PER SHARE:
     Effect of Dilutive Securities:
Options                                                                           95,663
Convertible preferred stock                                      100,000         435,195
Income available to common stockholders
                                                             -----------     -----------   ---------
       plus assumed conversions                              $ 2,779,000       6,093,108   $    0.46
                                                             ===========     ===========   =========

                                                                         FOR THE YEAR ENDED
                                                                         SEPTEMBER 30, 1999
                                                              ---------------------------------------
                                                                                            PER SHARE
BASIC AND DILUTED LOSS PER SHARE:                                LOSS           SHARES        AMOUNT
                                                              -----------     -----------   ---------
Net loss                                                      $(2,505,000)
Less: preferred stock dividends:                                 (100,000)
                                                              -----------
Loss available to common stockholders                         $(2,605,000)      5,454,322   $   (0.48)
                                                              ===========     ===========   =========
     Effect of potentially Dilutive Securities not included:
Options                                                                           471,293
Warrants                                                                           21,807
Convertible preferred stock                                                       435,195
                                                                              -----------
                                                                                6,382,617
                                                                              ===========

                             MULTIMEDIA GAMES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


REVENUE RECOGNITION - Revenues from the operation of the television bingo game shows are recognized as the gaming session for which the cards were purchased occurs. Interactive gaming revenues are recorded net of prizes awarded. Revenues from television bingo game shows are recorded on a gross basis and prizes are not netted.

Class III gaming revenue and back-office fees are based on a percentage of revenue generated by the EPS, and are recognized as the revenues are generated by the EPS.

Lease revenues from electronic player stations are generally based on a percentage of revenue generated by the player stations, and are recognized as the revenues are generated by the player stations.

Revenues from the sale of electronic player stations and Class III licenses are recorded when the player stations are delivered to the purchaser and the licenses installed.

INTEGRATED SERVICES AGREEMENTS; INTERACTIVE GAMING AGREEMENTS - Most of the Company's agreements with its tribal customers to provide products and services are on a year to year basis with separate contracts for each bingo hall operated by that tribe. There is no uniform or predominant expiration date for these agreements.

STOCK-BASED COMPENSATION - The Company applies Accounting Principles Board Opinion No. 25 ("APB 25") in accounting for its stock option plans rather than the alternative fair value accounting provided under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Under APB 25, no compensation expense is recognized for grants of options to common law employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company's grants in 2001, 2000 and 1999, no compensation expense has been recognized. Pro forma information regarding net income (loss) and earnings
(loss) per share under the alternative fair value accounting is required by SFAS
123. (See Note 5 of Notes to Consolidated Financial Statements.)

RECLASSIFICATION - Certain reclassifications were made to the 2000 and 1999 accounts to conform to the 2001 financial statement presentation. These reclassifications did not have an impact on previously reported results.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS
142). SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS 141.

SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142, which is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption, and to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142.

The Company's previous business combination was accounted for using the purchase method. As of September 30, 2001, the net carrying amount of goodwill is $363,000. Amortization expense during the year ended September 30, 2001 was $27,000. Currently, the Company does not expect that the adoption of SFAS 141 and SFAS 142 to have a material impact on its financial position and results of operations.

In June, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which amends SFAS No. 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies," is applicable to all companies. SFAS No. 143, which is effective for fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/ or the normal operation of a long-

                             MULTIMEDIA GAMES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. While the Company is not yet required to adopt SFAS No. 143, it does not believe the adoption will have a material effect on the financial condition or results of operations of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." SFAS No. 144, which supercedes SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of," and amends ARB No. 51, "Consolidated Financial Statements," addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim financials within those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 are generally to be applied prospectively. As of the date of this filing, the Company is still assessing the requirements of SFAS No. 144 and has not determined the impact the adoption will have on the Company's financial condition or results of operations.

2.  PROPERTY AND EQUIPMENT

At September 30, 2001 and 2000, the Company's property and equipment consisted of the following:

                                                         2001            2000
                                                     ------------    ------------
Gaming and satellite equipment                       $ 37,421,000    $ 23,065,000
Software costs                                          7,088,000       5,879,000
Other                                                   1,895,000         704,000
                                                     ------------    ------------
       Total property and equipment                    46,404,000      29,648,000
Less accumulated depreciation and amortization        (24,740,000)    (15,622,000)
                                                     ------------    ------------
PROPERTY AND EQUIPMENT, NET                          $ 21,664,000    $ 14,026,000
                                                     ============    ============

3.  LONG-TERM DEBT

On July 29, 1999, the Company entered into a revolving credit facility ("Credit Facility"), pursuant to which the Company could borrow up to $10 million. The Credit Facility was scheduled to expire in July 2002 and was secured by all assets of the Company and the personal guarantee of $1.5 million from the Company's Chairman and CEO. Borrowings under the Credit Facility bore interest, payable monthly, at a rate equal to the greater of 9% or 1.75% above the prime rate. The Credit Facility was paid in full during September 2001, and replaced with a new line of credit discussed below. As of September 30, 2000, the Company's outstanding borrowings were $5,727,000.

Effective September 28, 2001, the Company entered into a new credit facility (the "New Credit Facility") with another lender, under which the Company may borrow up to $14.0 million. The New Credit Facility is collateralized by the Company's cash and cash equivalents. Interest at prime is payable monthly, with all principal and interest due September 27, 2002. As of September 30, 2001, there were no borrowings under the New Credit Facility.

As of September 30, 2000, the Company had a note payable to NGI totaling $1,885,000 that related to a judgment settled in 1999. The note was paid in full during August 2001.

                             MULTIMEDIA GAMES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of September 30, 2000, the Company had a note payable to a financial institution totaling $274,000. This note bore interest at 10.5%, and was collateralized by Company vehicles. This note was paid in full during 2001.

4.  INCOME TAXES

The provision for income tax expense (benefit) consisted of the following for the years ended September 30, 2001, 2000 and 1999:

                                                     2001            2000           1999
                                                 ------------    ------------   ------------
CURRENT:
     Federal                                     $  5,804,000    $    694,000   $   (300,000)
     State                                            874,000         229,000        (26,000)
DEFERRED                                           (2,287,000)        507,000       (960,000)
                                                 ------------    ------------   ------------
         Net income tax expense (benefit)        $  4,391,000    $  1,430,000   $ (1,286,000)
                                                 ============    ============   ============

A reconciliation of the expected income tax expense (benefit) based upon the federal statutory rate of 34% and the taxes reflected in tax expense is as follows for the years ended September 30, 2001, 2000 and 1999:

                                                         2001            2000            1999
                                                     ------------    ------------    ------------
Expected federal income tax expense (benefit)        $  3,761,000    $  1,431,000    $ (1,289,000)
State income tax expense (benefit),
     net of federal benefit                               577,000         151,000        (151,000)
Nondeductible expenses                                     86,000         186,000          32,000
1997 federal tax penalty                                       --              --          51,000
Prior years' tax credit utilized in 2000                       --        (277,000)             --
Other                                                     (33,000)        (61,000)         71,000
                                                     ------------    ------------    ------------
         Net income tax expense (benefit)            $  4,391,000    $  1,430,000    $ (1,286,000)
                                                     ============    ============    ============

Differences between the book value and the tax basis of the Company's assets and liabilities result in deferred tax assets and liabilities as follows:

                                                                   2001            2000
                                                               ------------    ------------
Deferred tax asset - current:
     Accounts receivable allowance                             $    124,000    $    134,000
     Inventory obsolescence reserve                                 386,000         292,000
     Accrued liabilities                                            255,000         170,000
     Lawsuit settlement                                                  --         641,000
                                                               ------------    ------------
         Net current deferred tax asset                        $    765,000    $  1,237,000
                                                               ============    ============

Deferred tax asset (liability) - noncurrent:
     Game reserve                                              $   (411,000)   $    (65,000)
     Property and equipment                                       2,306,000        (799,000)
                                                               ------------    ------------
         Net non-current deferred tax asset (liability)        $  1,895,000    $   (864,000)
                                                               ============    ============

For 2001, the Company recorded a $1,995,000 reduction of its federal income tax liability, with an offsetting credit to additional paid-in capital resulting from tax benefits to the Company. It related to non-qualified options exercised and to employees exercising incentive stock options and selling the Common Stock within a one-year period.

5.  STOCKHOLDERS' EQUITY

SERIES A PREFERRED STOCK

During fiscal 1995, the Company amended its articles of incorporation to provide for the issuance of up to 2,000,000 shares of Preferred Stock in such series and with such rights and preferences as may be approved by the Board of Directors. In January 1995, the Board of Directors approved a Series A Preferred Stock which is cumulative, voting and convertible, and sold 134,318 shares of such stock for $1,343,318. The Series A Preferred Stock is subject to redemption at the election of the Company for $10 per share.

During the year ended September 30, 2001, 81,586 Series A Preferred Shares were converted into 407,930 shares of the Company's Common Stock. As of September 30, 2001, there were 9,203 Series A Preferred Shares outstanding that are convertible into 27,265 shares of the Company's Common Stock.

                             MULTIMEDIA GAMES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The Series A Preferred Stock has a liquidation preference over the Company's Common Stock equal to $10.00 per share of Series A Preferred Stock, or $92,000 in the aggregate at September 30, 2001. The holders of the Series A Preferred Stock are entitled to a cumulative preferred dividend, payable quarterly, at the rate of $1.10 per share per annum. In the event the Company remains in arrears for more than two quarters, holders of the Series A Preferred Stock voting as a class are entitled to elect a majority of the Company's Board of Directors.

COMMON STOCK

At September 30, 2000, the Company had outstanding 1,792,143 Class A and Class B warrants. During the year ended September 30, 2001, substantially all of the Class A and Class B warrants were exercised at $8.00 per share, resulting in total proceeds to the Company of approximately $14.3 million. The remaining unexercised warrants were redeemed at $0.10 per warrant in August 2001. Also during the year ended September 30, 2001, the Company issued 792,120 shares of Common Stock upon the exercise of options and warrants at exercise prices ranging from $2.00 to $9.44 per share.

TREASURY STOCK

The Board of Directors authorized the Company to repurchase 300,000 shares of its Common Stock, effective April 2000, and an additional 1,000,000 shares of its Common Stock, effective September 2001. The timing and total number of shares repurchased was dependant upon prevailing market conditions and other investment opportunities. During fiscal 2001 and 2000, the Company repurchased 554,577 and 127,250 shares of its Common Stock at an average cost of $9.47 and $4.00, respectively.

INDEBTEDNESS OF CERTAIN OFFICERS AND DIRECTORS

As of September 30, 2001, the Company had the following notes receivable from certain officers and directors.

                            OUTSTANDING                OUTSTANDING
                         SEPTEMBER 30, 2001         SEPTEMBER 30, 2000      INTEREST RATE      DUE DATE
                         ------------------         ------------------      -------------      --------
Gordon Graves                $   648,000               $   651,000               6%            Feb 2002
Larry Montgomery                 136,000                   129,000               6%            Apr 2002
Clifton Lind                   1,112,000                        --               6%            Apr 2004
                             -----------               -----------
                             $ 1,896,000               $   780,000
                             ===========               ===========

On April 12, 2001, Clifton Lind, the Company's President and COO, exercised his option to purchase 285,000 shares of the Company's Common Stock. This purchase was made by way of a recourse promissory note issued to the Company, as permitted by the President's Stock Option Plan of 1998. The note is fully recourse to Mr. Lind's other personal assets.

COMMON STOCK WARRANTS AND OPTIONS

In connection with past financing arrangements and as compensation for consulting and professional services, the Company has issued warrants and options to purchase its Common Stock. The following tables summarize such warrant and option activity for 2001, 2000 and 1999:

2001 ACTIVITY:

                                NUMBER OF                                     NUMBER OF
   EXERCISE                 WARRANTS/ OPTIONS                             WARRANTS/ OPTIONS
    PRICE                      OUTSTANDING                 EXERCISED         OUTSTANDING       EXERCISABLE
     PER      EXPIRATION        OCTOBER 1,                 EXPIRED/         SEPTEMBER 30,     SEPTEMBER 30,
    SHARE        DATE              2000         GRANTED    CANCELED             2001              2001
   --------   ----------    -----------------   -------   -----------     -----------------   -------------
   $   8.00     Aug 2001        1,792,143            --    (1,792,143)              --                   --
   $   3.81     Jun 2002           50,000            --            --           50,000               50,000
   $   9.44     Mar 2003           20,000            --        (3,193)          16,807               16,807
   $   7.00     Jun 2003          262,500            --       (72,100)         190,400              190,400
   $   5.50     Feb 2007          100,000            --       (21,000)          79,000               79,000
   $  11.30    Sept 2011               --        10,000            --           10,000                   --
                               ----------       -------   -----------         --------        -------------
                                2,224,643        10,000    (1,888,436)         346,207              336,207
                               ==========       =======   ============        ========        =============

                             MULTIMEDIA GAMES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

2000 ACTIVITY:

                                NUMBER OF                                  NUMBER OF
   EXERCISE                 WARRANTS/ OPTIONS                          WARRANTS/ OPTIONS
    PRICE                      OUTSTANDING                EXERCISED       OUTSTANDING       EXERCISABLE
     PER      EXPIRATION        OCTOBER 1,                EXPIRED/       SEPTEMBER 30,     SEPTEMBER 30,
    SHARE        DATE              2000         GRANTED   CANCELED           2000              2000
   --------   ----------    -----------------   -------   --------     -----------------   -------------
   $   4.00    Jul  2000           18,750            --    (18,750)               --                  --
   $   8.00    Aug  2001        1,792,143            --         --         1,792,143           1,792,143
   $   3.81    Jun  2002           50,000            --         --            50,000              50,000
   $   3.81   Sept  2002           50,000            --    (50,000)               --                  --
   $   9.44    Mar  2003           20,000            --         --            20,000              20,000
   $   7.00    Jun  2003          262,500            --         --           262,500             262,500
   $   5.50    Feb  2007          100,000            --         --           100,000              75,000
                                ----------       -------   --------        ---------        ------------
                                2,293,393             --    (68,750)       2,224,643           2,199,643
                                ==========       =======   ========        =========        ============

1999 ACTIVITY:

                                NUMBER OF                                    NUMBER OF
   EXERCISE                 WARRANTS/ OPTIONS                            WARRANTS/ OPTIONS
    PRICE                      OUTSTANDING                 EXERCISED        OUTSTANDING       EXERCISABLE
     PER      EXPIRATION        OCTOBER 1,                 EXPIRED/        SEPTEMBER 30,     SEPTEMBER 30,
    SHARE        DATE              2000         GRANTED    CANCELED            1999              1999
   --------   ----------    -----------------  --------    ---------     -----------------   -------------
   $   4.00     Jul 2000           18,750            --           --            18,750              18,750
   $   8.00     Aug 2001        1,792,143            --           --         1,792,143           1,792,143
   $   5.50     Feb 2007          100,000            --           --           100,000              50,000
   $   9.44     Mar 2003           20,000            --           --            20,000              20,000
   $   7.00     Jan 2003          262,500            --           --           262,500             262,500
   $  11.00     May 2002           50,000            --      (50,000)               --                  --
   $  13.38    Sept 2002           50,000            --      (50,000)               --                  --
   $   3.81     May 2002               --        50,000           --            50,000              50,000
   $   3.81    Sept 2002               --        50,000           --            50,000              50,000
                               ----------      --------    ---------        ----------       -------------
                                2,293,393       100,000     (100,000)        2,293,393           2,243,393
                               ==========      ========    =========        ==========       =============

STOCK OPTION PLANS

1994 EMPLOYEE AND DIRECTOR STOCK OPTION PLANS

In November 1994, the stockholders of the Company approved the 1994 Employee Stock Option Plan (the "1994 Plan") and the 1994 Director Stock Option Plan (the "Director Plan"), under which options to purchase an aggregate of 360,000 shares and 60,000 shares, respectively, of Common Stock were reserved for issuance. At September 30, 2001, options to purchase 52,000 shares of Common Stock were outstanding under the 1994 Plan at exercise prices ranging from $2.50 per share to $4.00 per share, and there were no options outstanding under the Director Plan. After the adoption of the Company's 1996 Stock Incentive Plan, no new options were granted under the 1994 Plan or the Director Plan.

1996 INCENTIVE STOCK PLAN

In August 1996, the Board of Directors adopted the Company's 1996 Incentive Stock Plan, which was amended effective March 1, 1999, (the "1996 Plan") pursuant to which 795,127 shares of Common Stock or Common Stock equivalents were reserved for issuance.

The 1996 Plan is administered by the Company's Board of Directors. The Board of Directors has the authority, subject to the terms of the 1996 Plan, to determine when and to whom to make grants under the 1996 Plan, the number of shares to be covered by the grants, the types and terms of "Awards" to be granted under the 1996 Plan (which are stock-based incentives and may include incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares and deferred stock purchases), the exercise or purchase price of the shares of Common Stock and Common Stock equivalents subject to the Awards, and to prescribe, amend and rescind rules and regulations relating to the 1996 Plan.

                             MULTIMEDIA GAMES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

As of September 30, 2001, options to purchase 382,512 shares of Common Stock were outstanding under the 1996 Plan, at exercise prices ranging from $3.00 to $7.1875 per share.

PRESIDENT'S STOCK OPTION PLAN

In connection with the employment of Clifton E. Lind as the Company's President in June 1998, the Company established the President's Stock Option Plan, pursuant to which it granted Mr. Lind options to purchase 338,000 shares of Common Stock at $3.81 per share. This Plan was approved by the Company's stockholders on May 11, 1999. In April 2001, Mr. Lind exercised options for 285,000 shares which he still holds. As of September 30, 2001, there remain outstanding under the Plan options to purchase 53,000 shares.

1998 SENIOR EXECUTIVE STOCK OPTION PLAN

In connection with the employment of Gary L. Loebig as the Company's Vice President - Sales in November, 1998, the Company established the 1998 Senior Executive Stock Option Plan, pursuant to which it granted Mr. Loebig options to purchase 50,000 shares of Common Stock at $3.81 per share. This Plan was approved by the Company's stockholders on May 11, 1999. During fiscal 2001, Mr. Loebig exercised options for 25,000 shares; options to purchase an additional 25,000 shares remain outstanding at September 30, 2001.

2000 STOCK OPTION PLAN

In February 2000, the Company's Board of Directors adopted the 2000 Stock Option Plan, as later amended, pursuant to which options to purchase 367,500 shares of Common Stock were reserved for issuance. Options granted under the Plan may be either incentive stock options or non-qualified stock options. The 2000 Stock Option Plan is also administered by the Company's Board of Directors. As of September 30, 2001, all of the options available under the 2000 Stock Option Plan had been granted and were outstanding at an exercise price of $7.1875 per share.

2001 STOCK OPTION PLAN

In September 2001, the Company's Board of Directors adopted the 2001 Stock Option Plan pursuant to which options to purchase 700,000 shares of Common Stock were reserved for issuance. Options granted under the Plan may be either incentive stock options or non-qualified stock options. The 2001 Stock Option Plan is also administered by the Company's Board of Directors. As of September 30, 2001, there were outstanding under this Plan options to purchase 512,250 shares of Common Stock at an exercise price of $11.30 per share.

In addition to options granted under its stock option plans, the Company from time to time makes option grants to newly-hired employees or independent contractors as an inducement to provide services to the Company. During the year ended September 30, 2001, the Company granted a total of approximately 411,000 options on an ad hoc basis at a market price ranging from $3.00 to $4.25 per share.

DIRECTOR COMPENSATION PLAN

On September 21, 2001, the Company adopted a plan to compensate the members of its Board of Directors for their services as directors, including serving on committees of the Board. Prior to that time the Company had compensated its directors by the grant of stock options on an ad hoc basis and did not provide any cash compensation. Under the Director Compensation Plan, each of the Company's directors, including directors who are also regular full-time employees, will receive $18,000 per year. In addition, each director will receive $500 for each Board meeting attended in person, $250 for each Board meeting attended by telephone, $250 for each committee meeting attended in person and $150 for each committee meeting attended by telephone. On an annual basis, each sitting director will receive an option grant for 10,000 shares of Common Stock that will vest over one year. Newly elected or appointed directors will receive an initial grant for 20,000 shares that will vest over two years.

                             MULTIMEDIA GAMES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

The activity relating to stock option issuances under the above plans are as follows for each of the three years ending September 30, 2001, 2000 and 1999:

2001 ACTIVITY:

                                 NUMBER OF                              NUMBER OF
   EXERCISE                       OPTIONS                                OPTIONS
    PRICE                       OUTSTANDING               EXERCISED/    OUTSTANDING     EXERCISABLE
     PER           EXPIRATION    OCTOBER 1,                EXPIRED/    SEPTEMBER 30,   SEPTEMBER 30,
    SHARE             DATE          2000      GRANTED      CANCELED        2001            2001
   --------        ----------   -----------  ----------   ----------   -------------   -------------
   $   2.50           2004          110,000          --      (65,000)       45,000        45,000
       2.00-2.75      2005           11,525          --      (11,525)           --            --
       2.50           2006           22,500          --      (20,000)        2,500         2,500
       3.813          2002           77,000          --      (77,000)           --            --
       3.813          2006           45,750          --      (33,975)       11,775        11,775
       3.813          2007          229,750          --     (189,250)       40,500        40,500
       3.813          2008          333,100          --     (169,988)      163,112        52,825
       3.813          2009           86,000          --      (10,500)       75,500        32,500
       3.813          2010           12,500          --           --        12,500            --
       3.00-3.20      2010          480,000          --     (131,500)      348,500        46,250
       4.00           2006           10,500          --       (6,000)        4,500         7,125
       4.25           2010           50,000          --           --        50,000        12,500
       6.875          2009           10,000          --      (10,000)           --            --
       7.188          2011               --     659,500           --       659,500            --
      11.30           2011               --     512,250           --       512,250            --
                                -----------  ----------   ----------    ----------      --------
                                  1,478,625   1,171,750     (724,738)    1,925,637       250,975
                                ===========  ==========   ==========    ==========      ========

2000 ACTIVITY:

                                 NUMBER OF                              NUMBER OF
   EXERCISE                       OPTIONS                                OPTIONS
    PRICE                       OUTSTANDING               EXERCISED/    OUTSTANDING     EXERCISABLE
     PER           EXPIRATION    OCTOBER 1,                EXPIRED/    SEPTEMBER 30,   SEPTEMBER 30,
    SHARE             DATE          2000      GRANTED      CANCELED        2000            2000
   --------        ----------   -----------  ----------   ----------   -------------   -------------
   $   2.50           2004          110,000          --           --       110,000        110,000
       2.00-2.75      2005           11,525          --           --        11,525         11,525
       2.50           2006           22,500          --           --        22,500         22,500
       3.813          2002           77,000          --           --        77,000         77,000
       3.813          2006           75,500          --      (29,750)       45,750         26,875
       3.813          2007          233,250          --       (3,500)      229,750        113,125
       3.813          2008          383,000          --      (49,900)      333,100         48,350
       3.813          2009           36,000      50,000           --        86,000         11,000
       3.813          2010               --      12,500           --        12,500             --
       3.00-3.20      2010               --     480,000           --       480,000             --
       4.00           2006           11,500          --       (1,000)       10,500          4,500
       4.250          2010               --      50,000           --        50,000             --
       6.875          2009           10,000          --           --        10,000          2,500
                                -----------  ----------   ----------    ----------       --------
                                    970,275     592,500      (84,150)    1,478,625        427,375
                                ===========  ==========   ==========    ==========       ========

                             MULTIMEDIA GAMES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


1999 ACTIVITY:

                                 NUMBER OF                              NUMBER OF
   EXERCISE                       OPTIONS                                OPTIONS
    PRICE                       OUTSTANDING               EXERCISED/    OUTSTANDING     EXERCISABLE
     PER           EXPIRATION    OCTOBER 1,                EXPIRED/    SEPTEMBER 30,   SEPTEMBER 30,
    SHARE             DATE          2000      GRANTED      CANCELED        1999            1999
   --------        ----------   -----------  ----------   ----------   -------------   -------------
   $   2.50           2004          150,000          --      (40,000)      110,000        110,000
       2.00-2.75      2005           35,500          --      (23,975)       11,525         11,525
       2.50           2006           22,500          --           --        22,500         15,000
       3.813          2002           77,000          --           --        77,000         77,000
       3.813          2006           89,950          --      (14,450)       75,500         52,550
       3.813          2007          283,750          --      (50,500)      233,250         91,500
       3.813          2008          381,150      70,000      (68,150)      383,000         28,000
       3.813          2009           36,000          --           --        36,000             --
       3.813          2008               --     135,000     (135,000)           --             --
       4.00           2006           14,000          --       (2,500)       11,500          8,625
       6.875          2009               --      10,000           --        10,000             --
                                -----------  ----------   ----------    ----------       --------
                                  1,089,850     215,000     (334,575)      970,275        394,200
                                ===========  ==========   ==========    ==========       ========

The Company expects to continue to issue stock options to new employees as they are hired and to current employees as incentives from time to time.

The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized in fiscal 2001, 2000 and 1999 associated with the granting of employee stock options. Pro forma information regarding net income (loss) and earnings (loss) per share under the alternative fair value accounting is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995, under the fair value method of that statement. The fair value of options granted in fiscal years 2001, 2000 and 1999 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

                                   2001            2000            1999
                                ----------      -----------     ----------
Weighted average Life             6 years         5 years        3.5 years
Risk-free interest rate            6.5%            6.50%           5.70%
Expected volatility                74%              63%             73%
Expected dividend yield            None            None            None

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee stock options granted during 2001, 2000 and 1999 was $5.97, $2.28, and $1.81 per share, respectively. The estimated fair value of options granted during 2001, 2000 and 1999 under the Company's stock option plans totaled $7,557,000, $1,253,000, and $644,000 respectively.

                             MULTIMEDIA GAMES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information is as follows:

                                                     2001          2000           1999
                                                 ------------  ------------   ------------
Net income (loss):
     As reported                                 $  6,672,000  $  2,779,000   $ (2,505,000)
     Pro forma                                      6,067,000     2,545,000     (2,795,000)
Basic earnings (loss) per common share:
     As reported                                 $       1.07  $       0.48   $      (0.48)
     Pro forma                                   $       0.99  $       0.44   $      (0.53)
Diluted earnings (loss) per common share:
     As reported                                 $       0.86  $       0.46   $      (0.48)
     Pro forma                                   $       0.78  $       0.42   $      (0.53)

The above SFAS No. 123 pro forma disclosures are not necessarily representative of the effect SFAS No. 123 will have on the pro forma disclosure of future years.

During 1994, the Company established an employee savings plan pursuant to
Section 401(K) of the Internal Revenue Code. The plan provides for the employees to make tax deferred deposits into the plan to the extent of 15% of their annual base compensation, with a maximum of $10,500 in 2001. The Company matches the first 3% of employees' contributions completely, and matches half of the next 2%. Such Company contributions amounted to $146,000, $135,000, and $96,000 for the years ended September 30, 2001, 2000 and 1999, respectively.

6.  COMMITMENTS AND CONTINGENCIES

        NATIVE AMERICAN GAMING. Virtually all of the Company's business relates to gaming activities on Native American lands. The operation of gaming on Native American lands is subject to the Indian Gaming Regulatory Act of 1988 ("IGRA"). IGRA also created the National Indian Gaming Commission ("NIGC") to establish federal standards for gaming on Native American lands, to protect Indian gaming as a means of generating tribal revenue, and to enforce certain aspects of IGRA.

Fundamental issues relating to the scope and intent of IGRA and the jurisdiction and authority of the NIGC and other federal agencies and tribal governments remain unresolved and ambiguous. As a result, the Company may be subject to litigation and enforcement actions by these agencies which could adversely affect its ability to market additional electronic player stations, and the level of revenues generated from its games. This litigation could also be costly and time consuming. Moreover, the Department of Justice continues to broadly assert that any electronic or mechanical device used in gaming, such as the electronic player stations used to play the Company's Class II games, are illegal and in violation of the Johnson Act. While this argument has been rejected by those courts to have considered it to date, it appears to reflect the position of the Department of Justice and only heightens the threat of enforcement action by that agency. There also can be no assurance that courts reconsidering or considering the argument for the first time may not adopt that argument as law, thereby creating a conflict among jurisdictions to be resolved by a higher court or by newly enacted law.

This regulatory uncertainty increases the Company's cost of doing business. The Company incurs significant time and expense on new game development without any assurance that the NIGC or other federal, state and local agencies or tribal governments will agree that its games meet the requirements of Class II gaming. The Company also incurs significant time and expense in communicating and dealing with the multitude of federal, state, local and tribal agencies claiming to have jurisdiction over aspects of Native American gaming.

Several important legal issues, such as what constitutes the game of bingo and whether the Company's electronic player stations are legal technological aids to the play of bingo, so far have been resolved and clarified in its favor in recent decisions by four federal courts. Those decisions arose from litigation initiated against the Company by the Department of Justice that challenged the legality of the Company's MegaMania game and the electronic player stations used by it in the play of that game. Prior to the litigation, the Company had received and relied upon opinions and determinations by the NIGC that MegaMania was legal Class II gaming. Notwithstanding these favorable NIGC determinations, the Department of Justice initiated its own action against the Company that shut its business down for a short period of time and was very costly and time consuming to litigate. Had the Company lost the litigation, its ability to use its electronic player stations and its revenues from one of its most popular Class II games would have been threatened. In addition, the general breadth of scope of the definition of bingo would have

                             MULTIMEDIA GAMES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

been considerably narrowed which could have adversely affected the Company's ability to compete and the level of revenues generated by its Class II games.

The Company faces continued uncertainty as to whether it can obtain or rely upon NIGC opinions and determinations on the legality of its activities. In November 2000, the NIGC published proposed rules that would formalize a procedure whereby the NIGC would make determinations on the Class II status of games before those games could be introduced into the market. This would change the current practice of the NIGC in which determinations on the classification of games are made on an ad hoc basis, and typically only after those games have been introduced into the market. Several Native American tribes have questioned the authority of the NIGC under IGRA to make determinations on the classification of games as being contrary to the power of tribes to self-regulate Class II gaming. Regardless of whether the Company obtains opinions and determinations from the NIGC or tribal agencies, it faces the continued threat of actions initiated by the Department of Justice.

In January 2001, the Company introduced a new Class II game called MegaNanza. For the fiscal year ended September 30, 2001, MegaNanza generated $47.5 million, or 36%, of the Company's total revenues. Prior to introducing MegaNanza into each new tribal market, the Company sought and obtained a determination by the appropriate tribal authority that MegaNanza was a legal Class II game. The Company also submitted MegaNanza to the NIGC, seeking its opinion on whether MegaNanza is Class II bingo. If the NIGC determines that MegaNanza is not Class II, the Company intends to meet with the NIGC to see if there are changes that can be made to the game that will make it acceptable both to the Company and the NIGC. If no agreement is reached, it may be necessary for the Company to seek judicial remedies. Any litigation would be time consuming and expensive and would divert management's attention from other business. Moreover, the Company cannot predict with any certainty what the outcome of any litigation would be. Even if the NIGC agrees that MegaNanza is Class II gaming, the possibility exists that the Department of Justice could pursue its own independent action against the Company.

These legal and regulatory uncertainties also raises the threat of enforcement actions by state regulatory agencies. While IGRA was intended to preempt state and local regulation of Class I and Class II gaming, many states are taking an increasingly active role in attempting to regulate Native American gaming by making their own independent judgment of whether an activity is Class II or Class III. In some instances, this independent judgment has been contrary to a determination by the NIGC. In other instances, this independent judgment is exercised only in the absence of an NIGC determination to the contrary, which to date is true in most cases since games are usually introduced into the market prior to any determination of legality by the NIGC.

OTHER GAMING ACTIVITIES. The Company has plans to extend its games and technology into segments of the gaming industry other than Native American gaming, principally the charity bingo market and the extension of Class II and III gaming into horse racing tracks and other similar wagering facilities licensed by states. None of these activities is currently subject to a nationwide regulatory system such as IGRA, so regulation would be on a state by state basis. In addition, federal laws relating to gaming, such as the Johnson Act, which regulates slot machines and similar gambling devices, could also be applicable. The Company believes its experience with Class III gaming in the state of Washington and with state and local regulatory agencies in its Class II gaming will benefit it in extending into these new markets. Nevertheless, the Company expects to encounter similar legal and regulatory uncertainties faced by it in the Native American gaming business. There is no assurance that the Company will ever enter into other segments of the gaming industry or that, if it does, it will be successful in doing so.

CHANGES IN LAW AND REGULATIONS. There also can be no assurance that the NIGC, either on its own initiative or as the result of pressure from or cooperation with other agencies such as the Department of Justice, will not enact new regulations or reinterpret existing regulations in a manner that would have a material and adverse effect upon the Company. There can also be no assurance that IGRA or other federal laws will not be amended, or new legislation or regulations enacted, so as to limit the authority of tribes to self-regulate Class II gaming or to change the definition of Class II gaming in a manner adverse to the Company's business.

LITIGATION SETTLEMENT

In December 1999, the Company entered into an agreement with Network Gaming International Corporation ("NGI") that settled a $3.1 million verdict against the Company for breach of contract that had been awarded in November 1999 by a jury in the Federal District Court for the Northern District of Oklahoma. Pursuant to the settlement, the Company paid $800,000 to NGI in December 1999, and agreed to pay NGI an additional $2.275 million in cash over three years. In addition, the Company delivered 125,000 shares of its Common Stock to NGI. As of September 30, 2001 the settlement of the lawsuit was paid in full.

                             MULTIMEDIA GAMES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

PRIZE FULFILLMENT FIRM

In order to reduce the need for prize reserve account funds and to further reduce exposure to game deficits during periods of abnormally high rates of jackpot prize wins, the Company has engaged a firm specializing in prize fulfillment services to pay jackpot prizes won during the term of a prize fulfillment agreement. The prize fulfillment agreement specifies a maximum cumulative liability over the term of the contract, in exchange for fees based on gross game receipts. Prize fulfillment premiums amounted to $398,000, $1,464,000, and $1,264,000 for the years ended September 30, 2001, 2000 and
1999, respectively. The insurance company is required at all times to maintain not less than $500,000 of prize fulfillment resources in the form of a performance bond or other mutually acceptable escrow agreement. The current arrangements with such firm expire on December 31, 2001, but have an automatic 30 day extension period during which the Company expects to negotiate a one year extension to the agreement.

Under the terms of the prize fulfillment agreement, the Company is responsible for a deductible of $13,000 per occurrence. Prize winners have the election of accepting a lump-sum cash payment or the purchase of an annuity. In those cases where the prize winner accepts a lump-sum cash payment, the payment is made by the prize fulfillment firm, less the Company's deductible. In those cases where the prize winner elects an annuity, the obligation has historically been insured by the prize fulfillment firm purchasing annuity contracts from insurance companies. Contingent liability under purchased annuity contracts entered into prior to April 15, 1994 by an assignor of such contracts to the Company, which provide for various insurance companies to make payments directly to prize winners over a specified period of time, amounts to approximately $1,000,000 as of September 30, 2001. The outstanding amounts include annuity contracts, which were purchased from an insurance carrier that is currently under an Order of Rehabilitation to the Michigan State Commissioner of Insurance. Under this Order, payments under all such contracts will continue until ordered otherwise by the state of Michigan. It is unknown at this time as to whether further court actions will result in reductions in amounts owed under these annuity contracts. There can be no assurance that this or any other insurance company responsible for outstanding annuities will continue to fulfill all their obligations under the annuity contracts.

The Company is not responsible for any obligations to prize winners prior to April 15, 1994, whether in lieu of annuities or in respect of shortfalls on annuities or otherwise. Further, the Company is not responsible for prize annuities awarded during the period April 15, 1994 through December 22, 1994, except as to the obligation to discharge obligations of the MegaBingo operations with the assets of the MegaBingo operation and under the indemnification provisions of a service agreement with the predecessor to the MegaBingo business.

The present value at September 30, 2001 and 2000 of the prize annuities awarded from to December 23, 1994 through September 30, 2001 was approximately $1,464,000 and $1,554,000 respectively, which has been reflected as restricted investments and other long-term liabilities in the accompanying balance sheets.

LICENSE AGREEMENTS

In December 1999, the Company entered into a license agreement with WMS to use certain of WMS' trademarks, logos and other audiovisual aids and graphics in the Washington State Class III market. This agreement will expire on September 12, 2002. As of the end of fiscal 2001, the Company is in compliance with all provisions of the agreement. The Company's contract requires it to purchase a minimum number of licenses to operate games over specified periods.

In April 2001, the Company entered into a license agreement with Bally Gaming, Inc., a subsidiary of Alliance Gaming Corporation ("Bally") to use certain of Bally's trademarks, logos and other audiovisual aids and graphics in the Washington State Class III market. The Company's contract requires it to purchase a minimum number of licenses to operate games over specified periods. During September 2001, Bally extended the license agreement to provide the Company access to Bally's catalog of game themes for use in Class II bingo games. This extension also requires the Company to purchase a minimum number of Class II licenses over a specified period. As of the end of fiscal 2001, the Company is in compliance with all provisions of the agreement.

OPERATING LEASES

The Company leases its corporate offices, warehouses and certain office equipment under non-cancelable operating leases. Future minimum rentals by fiscal year under these arrangements are as follows:

                    2002............................ $   373,000
                    2003............................     268,000
                    2004............................     207,000
                                                     -----------
                                                     $   848,000
                                                     ===========

Rental expense during 2001, 2000 and 1999 amounted to $551,000, $316,000, and $249,000, respectively.

                             MULTIMEDIA GAMES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


7.  RELATED PARTY TRANSACTIONS

On October 1, 1998, the Company exercised its option to acquire 356 electronic player stations and related equipment for $1,448,000 from Equipment Purchasing LLC ("EP LLC"), a limited liability company owned by an affiliate of Gordon T. Graves, the Chairman and Chief Executive Officer of the Company.

In December 1999, the Company's wholly-owned subsidiary, GameBay.com Inc., issued 71% of its equity securities to a group of investors for $6.5 million. In connection with that transaction, the Company granted GameBay a license to use the Company's intellectual property for Internet non-gaming purposes. In consideration of the license grant, the Company received a one-time fee of $1.0 million, of which $400,000 was evidenced by a note due in December 2000. The Company is also entitled to a royalty of 5% of GameBay's gross revenue. The Company had deferred recognition of the $400,000 GameBay note receivable into income until payment was received. The Company has not received any royalty payments to date. As of September 30, 2000, the Company's investment has been reduced to zero. During the quarter ended March 31, 2001, the Company determined that ultimate collection of the $400,000 note receivable was doubtful, and accordingly, the note was offset against the related deferred revenue. Due to the downturn in the advertising-driven Internet business, GameBay has suspended operations and is considering the pursuit of other business models. Gordon T. Graves is a director of GameBay. Laurence E. Kaplan, who was elected a director of the Company in November 2000, and resigned as a director in May, 2001, is also a director of GameBay.

8.  ELECTRONIC PLAYER STATION LEASES

The Company sells its electronic player stations to its customers for cash or through revenue sharing arrangements. Under the revenue sharing arrangements, a portion of the revenue from the electronic player stations is paid to the Company until the sales price of the unit, plus interest, is recovered. Approximately $2,854,000 was received under such provisions during 2001, $3,263,000 in 2000, and $3,506,000 in 1999. Outstanding principal under equipment sales pursuant to such revenue sharing arrangements amounted to $1,628,000 at September 30, 2001, and $3,149,000 for 2000. Generally, title to the electronic player stations transfers to the lessee at the end of the lease period. Revenue from the equipment sales pursuant to revenue sharing is recorded as revenue as it is earned because the Company generally must continue to operate the electronic player station network in order to realize the sales proceeds. There can be no assurance that the Company will realize the entire amount of $1,628,000 at September 30, 2001, because customers could elect to remove the electronic player stations prior to their being fully paid for or because the economic performance of the electronic player stations at a particular location is not sufficient to amortize the principal of the revenue sharing obligation.

The cost and net book value at September 30, 2001 and 2000 of electronic player station lease equipment amounted to $3,148,000 and $1,333,000 and $2,665,000 and $1,036,000, respectively. Electronic player station lease equipment is depreciated over a three year period unless the rate of payments being received in relation to total payments indicates transfer of title will occur to the lessee on a more rapid rate.

9.  CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash in bank deposit accounts which at times may exceed the federal depository insurance limits. As of the years ending September 30, 2001 and 2000, the Company had concentrations of cash in two banks totaling approximately $4,768,000 and $1,394,000 respectively. The Company has not experienced any losses on such accounts in the past.

Accounts receivable represent short-term credit granted to customers for which collateral is generally not required. Substantially all of the Company's accounts receivable are from Native American tribes or their gaming enterprises.

In addition, a large percentage of these tribes have their reservations and gaming operations in the state of Oklahoma. Despite the industry and geographic concentrations related to the Company's customers, due to the historical experience of the Company on receivable collections, management considers credit risk limited with respect to accounts receivable. At September 30, 2001, accounts receivable from one tribe accounted for approximately 27% of total trade accounts receivable; the same tribe accounted for approximately 23% of total trade accounts receivable in 2000.

For the year ended September 30, 2001, two tribes in Oklahoma accounted for approximately 28% and 14% of the Company's gaming revenues. In fiscal 2000, these same two tribes accounted for approximately 21% and 11% of

                             MULTIMEDIA GAMES, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


the Company's gaming revenues. In fiscal 1999, two tribes in Oklahoma accounted for approximately 19% and 12% of total gaming revenues. No other tribe accounted for more than 10% of the Company's gaming revenues in any of these years. While the Company believes that its relationship with all of its tribal customers is good, the loss of any of these tribes would have a material and adverse effect upon its financial condition and results of operations.

Notes receivable consist of financial instruments issued by customers for the purchase of electronic player stations. Substantially all of the Company's notes receivable are from Native American tribes or their gaming enterprises, as discussed above. All of the Company's notes receivable are collateralized by the related electronic player stations.

10. SUPPLEMENTAL CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                            YEAR ENDED SEPTEMBER 30, 2001
                                    -------------------------------------------------------------------------
                                                                   QUARTERS ENDED
                                    -------------------------------------------------------------------------
                                    DECEMBER 31,    MARCH 31,       JUNE 30,     SEPTEMBER 30,      TOTAL
                                        2000           2001           2001           2001            YEAR
                                    ------------   ------------   ------------   -------------   ------------
Total revenues                      $ 21,606,000   $ 26,984,000   $ 35,439,000   $  47,783,000   $131,812,000
Operating income                         727,000      1,675,000      3,553,000       5,668,000     11,623,000
Income before taxes                      586,000      1,541,000      3,380,000       5,556,000     11,063,000
Net income                               364,000        945,000      1,955,000       3,407,000      6,672,000
Earnings per share - diluted                0.06           0.15           0.24            0.36           0.86
Weighted average shares
   outstanding, diluted                6,467,658      6,466,350      8,227,409       9,541,536      7,733,000

                                                            YEAR ENDED SEPTEMBER 30, 2000
                                    -------------------------------------------------------------------------
                                                                   QUARTERS ENDED
                                    -------------------------------------------------------------------------
                                    DECEMBER 31,    MARCH 31,       JUNE 30,     SEPTEMBER 30,      TOTAL
                                        1999           2000           2000           2000            YEAR
                                    ------------   ------------   ------------   -------------   ------------

Total revenues                      $ 19,522,000   $ 23,262,000   $ 26,097,000   $  27,928,000   $ 96,809,000
Operating income                         207,000      1,221,000      1,516,000       1,775,000      4,719,000
Income before taxes                      564,000        760,000      1,319,000       1,566,000      4,209,000
Net income                               323,000        505,000        832,000       1,119,000      2,779,000
Earnings per share - diluted                0.04           0.08           0.14            0.20           0.46
Weighted average shares
   outstanding, diluted                8,785,896      6,089,223      6,101,856       6,319,923      6,093,108

Note: The above quarterly financial data may not total to the annual amounts because of rounding.

                             MULTIMEDIA GAMES, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


INVENTORY RESERVES

                           BALANCE AT                                                    BALANCE AT
                       BEGINNING OF PERIOD        ADDITIONS          DEDUCTIONS         END OF PERIOD
                       -------------------        ---------          ----------         -------------
FY 2001                   $   984,000             $  89,000          $       --          $ 1,073,000
FY 2000                       860,000               175,000              51,000              984,000
FY 1999                        39,000               821,000                  --              860,000

RESERVE FOR DOUBTFUL ACCOUNTS

                           BALANCE AT                                                    BALANCE AT
                       BEGINNING OF PERIOD        ADDITIONS          DEDUCTIONS         END OF PERIOD
                       -------------------        ---------          ----------         -------------
FY 2001                   $   395,000             $ 111,000          $  163,000          $   343,000
FY 2000                       527,000               850,000             982,000              395,000
FY 1999                       181,000               441,000              95,000              527,000

                                  EXHIBIT INDEX

EXHIBIT NO.                                       TITLE                                                   LOCATION
-----------                                       ------                                                  --------
3.1               Amended and Restated Articles of Incorporation................................................(3)
3.2               Bylaws........................................................................................(1)
10.1              Form of Integrated Gaming Services Agreement..................................................(1)
10.2              Contingent Grand Prize Risk Assumption Agreement dated October 1, 1995, between the Company and SCA Promotions, Inc...................................................(2)
10.3              1994 Employee Stock Option Plan...............................................................(1)
10.4              1994 Director Stock Option Plan...............................................................(1)
10.5              1996 Stock Incentive Plan, as amended.........................................................(6)
10.6              President's Plan..............................................................................(5)
10.7              1998 Senior Executive Stock Option Plan.......................................................(6)
10.8              2000 Stock Option Plan........................................................................(6)
10.9              2001 Stock Option Plan........................................................................(7)
10.10             Stockholder Rights Plan.......................................................................(4)
10.11             Special Services Contract executed August 14, 2000 with John Winkelman........................(8)
10.12             Consulting Agreement dated November 9, 2000 with Martin Keane.................................(8)
21.1              Subsidiaries of Registrant....................................................................(7)
23.1              Consent of BDO Seidman, LLP...................................................................(7)
24.1              Power of Attorney (Included on page 29).......................................................(7)

----------

(1) Indicates incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1994.
(2) Indicates incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1996.
(3) Indicates incorporated by reference to our Form 10-QSB filed with the Commission for the quarter ended March 31, 1997.
(4) Incorporated by reference to our registration statement on Form 8-A, filed with the Commission on October 23, 1998.
(5) Indicates incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1998.
(6) Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on December 1, 2000.
(7)    Filed herewith
(8) Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-30721).