Form 10-Q
period 2001-12-31
MULTIMEDIA GAMES INC
filed 2002-02-13
CIK 896400

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

                 |X| Quarterly Report Under Section 13 Or 15 (d)
                     Of The Securities Exchange Act Of 1934

                For the quarterly period ended: December 31, 2001

             |_| Transition Report Pursuant To Section 13 Or 15 (d)
                     Of The Securities Exchange Act Of 1934

                 For the transition period from ______ to ______

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

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

As of December 31, 2001, there were 8,128,675 shares of the Company's Common Stock, par value $0.01, outstanding (12,193,013 shares outstanding after giving effect to a three-for-two stock split paid on February 11, 2002).

                                    FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
(As of December 31, 2001 (unaudited) and September 30, 2001 (audited)) ..........3

Unaudited Condensed Consolidated Statements of Income
(For the three months ended December 31, 2001 and 2000) .........................4

Unaudited Condensed Consolidated Statements of Cash Flows
(For the three months ended December 31, 2001 and 2000) .........................5

Notes to Unaudited Consolidated Financial Statements ............................6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations .......................9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk ............13

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings .....................................................14

Item 5.  Other Information .....................................................15

Item 6.  Exhibits and Reports on Form 8-K ......................................15

                                     PART I
                             FINANCIAL INFORMATION

                             MULTIMEDIA GAMES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 As of December 31, 2001 and September 30, 2001

                                                                          December 31,          September 30,
                                                                               2001                  2001
                                                                          ------------          -------------
                            ASSETS                                        (Unaudited)             (Audited)
CURRENT ASSETS:
   Cash and cash equivalents                                              $  6,809,000          $   4,868,000
   Accounts receivable
     Trade                                                                   5,029,000              3,794,000
     Game reserve                                                                  ---                 81,000
     Other                                                                      84,000                123,000
   Allowance for doubtful accounts                                            (184,000)              (343,000)
   Inventory                                                                 2,491,000              2,634,000
   Prepaid expenses                                                          1,508,000              1,877,000
   Notes receivable                                                          1,010,000                711,000
   Deferred taxes                                                              398,000                765,000
                                                                          ------------          -------------
         Total current assets                                               17,145,000             14,510,000
Restricted cash and long-term investments                                    1,724,000              1,764,000
Inventory - non-current                                                      3,875,000              4,096,000
Property and equipment, net                                                 26,899,000             21,664,000
Deferred taxes                                                               2,248,000              1,895,000
Other assets                                                                 2,290,000                375,000
Goodwill, net                                                                  356,000                363,000
                                                                          ------------          -------------
         Total assets                                                     $ 54,537,000          $  44,667,000
                                                                          ============          =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                      $    123,000          $         ---
   Accounts payable and accrued expenses                                     9,739,000              7,673,000
   Federal income tax payable                                                  966,000              1,150,000
   State income tax payable                                                  1,866,000              1,377,000
   Halls' share of surplus                                                     381,000                    ---
   Prize fulfillment fees payable                                              110,000                 99,000
                                                                          ------------          -------------
         Total current liabilities                                          13,185,000             10,299,000
Long-term debt, less current portion                                           276,000                    ---
Other long-term liabilities                                                  1,457,000              2,000,000
                                                                          ------------          -------------
         Total liabilities                                                  14,918,000             12,299,000
                                                                          ------------          -------------
Commitments and contingencies (Note 2)
Stockholders' equity:
   Preferred stock, Series A, $0.01 par value, 2,000,000 shares
     authorized, 9,203 shares issued and outstanding                               ---                    ---
   Common stock, $0.01 par value, 25,000,000 shares authorized
   13,266,752 and 12,983,538 shares issued, and
   12,193,013 and 11,909,799 shares outstanding, respectively                  133,000                130,000
   Additional paid-in capital                                               34,986,000             32,586,000
   Stockholders' notes receivable                                           (1,796,000)            (1,896,000)
   Treasury stock 1,073,739 shares at cost                                  (5,830,000)            (5,830,000)
   Retained earnings                                                        12,126,000              7,378,000
                                                                          ------------          -------------
         Total stockholders' equity                                         39,619,000             32,368,000
                                                                          ------------          -------------
         Total liabilities and stockholders' equity                       $ 54,537,000          $  44,667,000
                                                                          ============          =============

                  The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                             MULTIMEDIA GAMES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
              For the Three Months Ended December 31, 2001 and 2000

                                                                               2001                   2000
                                                                         -----------------      ----------------
REVENUES:                                                                   (Unaudited)            (Unaudited)

   Gaming revenue - Class II                                             $      56,588,000      $     19,487,000
   Gaming revenue - Class III                                                    1,309,000               917,000
   Player station sale and lease revenue                                           470,000               825,000
   Other                                                                           524,000               377,000
                                                                          ----------------       ---------------
         Total revenues                                                         58,891,000            21,606,000
   Bingo prizes and related costs                                                 (470,000)           (1,115,000)
   Allotments to hall operators                                                (40,041,000)          (13,452,000)
                                                                         -----------------       ---------------
         Net revenues                                                           18,380,000             7,039,000
                                                                         -----------------       ---------------
OPERATING COSTS AND EXPENSES:
   Cost of electronic player stations sold                                         (68,000)               (7,000)
   Selling, general and administrative expenses                                 (7,366,000)           (3,974,000)
   Amortization and depreciation                                                (3,198,000)           (2,331,000)
                                                                         -----------------       ---------------
         Total operating costs and expenses                                    (10,632,000)           (6,312,000)
                                                                         -----------------       ---------------
         Operating income                                                        7,748,000               727,000
Interest income                                                                     64,000                35,000
Interest expense                                                                   (17,000)             (176,000)
                                                                          ----------------       ---------------
Income before income taxes                                                       7,795,000               586,000
Income tax expense                                                              (3,044,000)             (222,000)
                                                                          ----------------       ---------------
         Net income                                                       $      4,751,000       $       364,000
                                                                          ----------------       ---------------
Basic earnings per share                                                  $           0.39       $          0.04
                                                                          ================       ===============
Diluted earnings per share                                                $           0.33       $          0.04
                                                                          ================       ===============


                   The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                             MULTIMEDIA GAMES, INC.
                            STATEMENTS OF CASH FLOWS
              For the Three Months Ended December 31, 2001 and 2000

                Increase (Decrease) in Cash and Cash Equivalents

                                                                                2001                  2000
                                                                         -----------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                       (Unaudited)            (Unaudited)
Net income                                                               $       4,751,000     $          364,000
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
   Amortization and depreciation                                                 3,198,000              2,331,000
   Options issued to consultants                                                    18,000                    ---
   Provision for bad debts                                                         161,000                 43,000
   Inventory reserve                                                               107,000                 61,000
   Deferred taxes                                                                   14,000               (270,000)
   Tax benefit of stock options exercised                                        1,463,000                    ---
   (Increase) decrease in:
     Accounts receivable                                                        (1,054,000)               548,000
     Inventory                                                                  (1,313,000)            (1,078,000)
     Prepaid expenses                                                              369,000                 10,000
     Other assets                                                               (1,876,000)               (25,000)
     Federal and state income tax payable                                       (1,158,000)               550,000
     Prize fulfillment fees payable                                                 11,000                 34,000
     Notes receivable                                                             (299,000)             2,210,000
     Accounts payable and accrued expenses                                       1,566,000               (188,000)
                                                                         -----------------     ------------------
         Net cash provided by operating activities                               5,958,000              4,590,000
                                                                         -----------------     ------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment and patents                               (6,895,000)              (382,000)
Increase in restricted cash and long-term investments
   and other long-term liabilities                                                  (3,000)               (11,000)
                                                                         -----------------     ------------------
         Net cash used in investing activities                                  (6,898,000)              (393,000)
                                                                         -----------------     ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants,
   and related tax benefit                                                       2,385,000                 23,000
Proceeds from (repayments on) note payable, net                                    399,000             (1,549,000)
Principal payments of debt                                                             ---                (30,000)
Payment on NGI lawsuit settlement                                                      ---               (140,000)
Increase (decrease) in stockholders' note receivable                               100,000                 (2,000)
Preferred stock dividends                                                           (3,000)               (24,000)
Purchase of treasury stock                                                             ---               (387,000)
                                                                         -----------------     ------------------
         Net cash provided by (used in) financing activities                     2,881,000             (2,109,000)
                                                                         -----------------     ------------------
Net increase in cash and cash equivalents                                        1,941,000              2,088,000
Cash and cash equivalents, beginning of period                                   4,868,000              1,315,000
                                                                         -----------------     ------------------
Cash and cash equivalents, end of period                                 $       6,809,000     $        3,403,000
                                                                         =================     ==================
SUPPLEMENTAL CASH FLOW DATA:
Interest paid                                                            $          17,000     $          179,000
                                                                         =================     ==================
Federal income tax paid                                                  $       1,322,000     $              ---
                                                                         =================     ==================
NON-CASH TRANSACTIONS:
Transfer of inventory to property and equipment                          $       1,570,000     $          773,000
                                                                         =================     ==================

                   The accompanying notes are an integral part
              of the condensed consolidated financial statements.

                             MULTIMEDIA GAMES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements should be read in conjunction with the Company's consolidated financial statements and footnotes contained within the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

The financial statements included herein as of December 31, 2001 and for each of the three months ended December 31, 2001 and 2000 have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the three months ended December 31, 2001 are not necessarily indicative of the results which will be realized for the year ending September 30, 2002.

Reclassification - Certain reclassifications were made to the 2000 accounts to conform to the 2001 financial statement presentation. These reclassifications did not have an impact on previously reported results.

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

Stock Split - The Board of Directors authorized a three-for-two split, effective February 11, 2002, of the Company's common stock. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock split.

The total number of options and warrants that are exercisable into common stock has increased from 2,154,116 to 3,226,745 as a result of the stock split.

Income Per Common Share - Income per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("FAS 128"). Presented below is the computation of basic and diluted earnings per share.

                                                                            Three Months Ended December 31,
                                                                               2001                2000
                                                                       -------------------  -------------------
        Income available to common shareholders - basic                $         4,748,000  $           339,000
                                                                       ==================   ===================
        Income available to common shareholders - diluted              $         4,751,000  $           364,000
                                                                       ===================  ===================
        Weighted average common shares outstanding                              12,020,367            8,219,832
        Effect of dilutive securities:
           Options                                                               2,122,908              804,623
           Warrants                                                                276,486               24,240
           Convertible preferred stock                                              40,897              652,793
                                                                       -------------------  -------------------
        Weighted average common and potential shares outstanding                14,460,658            9,701,488
                                                                       ===================  ===================
        Basic earnings per share                                       $              0.39  $              0.04
                                                                       ===================  ===================
        Diluted earnings per share                                     $              0.33  $              0.04
                                                                       ===================  ===================





2.  COMMITMENTS AND CONTINGENCIES

Virtually all of the Company's business relates to gaming activities on Native American Lands. The operation of gaming on Native American Lands is subject to the Johnson Act and the Indian Gaming Regulatory Act of 1988 ("IGRA"), which created the National Indian Gaming Commission ("NIGC") to establish federal standards for gaming on Native American Lands. IGRA identifies three classes of gaming, each subject to specific degrees of regulation. The Johnson Act specifies what constitutes "illegal games" and "illegal equipment," which includes any

                             MULTIMEDIA GAMES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

"machine or mechanical device" designed "primarily" for gambling that, when operated, delivers money to a player "as the result of the application of an element of chance."

In addition to the statutory regime, all Native American tribes are required by IGRA to adopt ordinances to regulate gaming as a condition for their right to conduct gaming on tribal lands. Individual states are also becoming increasingly proactive in attempting to regulate Native American gaming conducted within their borders.

Some fundamental issues relating to the scope and intent of IGRA, the jurisdiction and authority of the NIGC, other federal agencies, state authorities and tribal governments and the regulation of gaming on Native American land remain unresolved and ambiguous. As a result, the legality of the Company's activities could be subject to regulatory challenges, litigation, and enforcement actions by multiple regulatory bodies. Any such action could be costly to defend and could divert management's time and attention away from the Company's operations.

The Department of Justice has asserted in the past and continues to assert that:

     . any electronic or mechanical device used in gaming, such as the player stations used to play the Company's Class II games, are illegal and in violation of the Johnson Act; and

     . the "spinning reel" design used as a graphic in many of the Company's Class II games is a facsimile of a slot machine and, therefore, cannot be used in a Class II game.

Substantially all of the Company's revenues are derived from player stations that could be subject to these challenges. If any such challenge is made against the Company it would divert management's time and attention away from operations and could materially and adversely affect the Company's ability to install and operate its games, and therefore to generate revenues.

There is no assurance that new laws and regulations will not be enacted or that existing laws and regulations will not be amended or reinterpreted in a manner adverse to the Company's business. Any regulatory change could materially and adversely affect the installation and use of existing and additional player stations, games, and systems, and the Company's ability to generate revenues from some or all of its Class II games. Regulatory uncertainty also increases the cost of doing business. The Company dedicates significant time to and incurs significant expense for new game development without any assurance that the NIGC or other federal, state and local agencies or tribal governments will agree that each of its games meet applicable regulatory requirements. The Company also devotes significant time and expense toward dealing with federal, state and tribal agencies having jurisdiction over Native American gaming, and in complying with the various regulatory regimes that govern its business.

In January 2001, the Company introduced a new Class II game called MegaNanza. MegaNanza generated approximately $47.5 million, or 36%, of the Company's total revenues for the fiscal year ended September 30, 2001 and approximately $42.3 million, or 72%, of the Company's total revenues for the quarter ended December 31, 2001. Prior to introducing MegaNanza into each new tribal market, the Company obtained a determination from the appropriate tribal authority that MegaNanza was a legal Class II game. There is no assurance that the Company will be able to obtain similar determinations from future customers or that the tribal authorities governing existing MegaNanza customers will not alter prior determinations in a manner adverse to the Company. In December 2000, the Company submitted MegaNanza to the NIGC to seek its opinion as to whether or not MegaNanza is a Class II bingo game. There is no assurance that the NIGC will determine that MegaNanza is a Class II game in its current form, or at all. Even if the NIGC agrees that MegaNanza is a Class II bingo game, the Department of Justice may pursue its own independent action against the Company and the Company may need to seek judicial remedies against the NIGC, the Department of Justice or both. Any litigation would be time consuming and expensive and would divert management's attention from the Company's business, and there is no assurance that the ultimate outcome would be in the Company's favor. A negative outcome to any such litigation would adversely affect the Company's ability to generate revenues from its Class II player stations.

License Agreements. In December 1999, the Company entered into a license agreement with WMS(R) Gaming, Inc. ("WMS") to use certain trademarks, logos and other audiovisual aids and graphics in the Washington State Class III market. This agreement will expire on September 12, 2002. As of the end of fiscal 2001, the Company is in compliance with all provisions of the agreement. The Company's contract requires it to purchase a minimum number of licenses to operate games over specified periods.

                             MULTIMEDIA GAMES, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the leading supplier of on-line systems and linked, interactive electronic games and player stations to the rapidly growing Native American gaming market. We design and develop networks, software and content that provide our customers with a comprehensive gaming system. Historically, we have focused our efforts on Class II gaming systems and Class III video lottery terminals used primarily by Native American tribes.

Recent revenue growth has been driven primarily by our technological innovations and the increase in the installed base of our player stations. Our technology platform enables us to regularly launch new games that provide end users with greater levels of entertainment. We believe that this leads to a greater number of end users, and to higher end-user spending rates. Prior to May 1996, we produced and televised MegaBingo a live paper bingo game featuring a live bingo ball draw, to multiple bingo halls throughout the United States. MegaBingo enabled players in participating halls to compete with players in other halls in a single live bingo game to win a large jackpot prize. In May 1996, we introduced our Class II Legacy platform and the first in a series of high-speed interactive bingo games played on player stations linked with one another via a nationwide, on-line telecommunications network. In January 2001, we introduced our Class II New Generation platform, which plays faster than our Legacy platform and has generated increased revenues for us and our customers. In June 1999, we installed Class III video lottery terminals in the state of Washington, which currently is the only state where such terminals are permitted by tribal-state compact.

Our New Generation platform operates at considerably faster speeds than our Legacy platform, generally resulting in end users playing a greater number of games on our New Generation platform than they otherwise could on our Legacy platform in the same period of time. Because the new generation games have a faster speed of play and higher payout ratios, we believe that end users derive a higher level of satisfaction from playing these games. We believe that this enhanced satisfaction results in end users playing games on our New Generation platform for longer periods of time than they would play on our Legacy platform, resulting in a higher hold per day per player station on our New Generation player stations. We also continue to receive lease payments from the sale of Class II player stations under lease-purchase arrangements. Under the lease-purchase arrangements, we receive a series of lease payments based on a percentage of the customer's revenue generated from the leased player station, at the end of which arrangement we transfer ownership of the player station to the customer. Because of the pace at which we introduce new technology into our games and systems, our Class II customers generally prefer to rent our player stations under participation arrangements rather than to incur capital costs that may be lost to obsolescence.

We derive our Class II gaming revenues primarily from participation arrangements with our customers. Under these arrangements, we retain ownership of player stations installed at our customers' bingo halls and receive revenue based on a percentage of the hold per day generated by each player station. We report the hold per day as gaming revenue, and it represents the total amount wagered by end users on a given player station less the total amount of prizes paid to the end users. The payments made to the halls for their share of the hold per day are recorded in our results of operations as "allotments to hall operators," which are deducted from our total revenues to arrive at our net revenues. Our reporting of revenues from our television bingo game show, MegaBingo, which accounts for the balance of our Class II gaming revenues, differs from this model. Revenues from MegaBingo are recorded by us prior to the payment of prizes to the end user and prior to an allotment to hall operators of their share of MegaBingo revenues.

The majority of our Class III video lottery systems are sold for an up-front purchase price. In addition, we also receive back-office fees based on a share of the hold per day. Back-office fees comprise those payments made by our customers for the service and maintenance of the back-office server installed in each hall to run our Class III games, and the related player tracking systems. For those video lottery terminals sold to our customers, the revenue share of the hold per day is considerably smaller than the share we receive from Class II player stations being rented. Accordingly, a greater portion of our Class III revenues are derived from player terminal sales when compared to our Class II revenues.


We also enter into either participation or lease-purchase arrangements for our Class III video lottery systems that are similar to those for our Class II systems; we retain ownership of the player station and receive a revenue share based on the hold per day generated by each player station. Under the lease-purchase arrangements, we also receive a series of lease payments based on the customer's revenue generated from the leased player station, at the end of which we transfer ownership of the player station to the customer. In addition, under our Class III lease-purchase arrangements, we receive a back-office fee based on a share of the hold per day.

We also have license agreements with WMS and Bally to use certain trademarks, logos and graphics in connection with our Class III games. We in turn resell these licenses to our customers in connection with our placement of applicable player stations. Revenues from these license fees are included in other income in our results of operations. We also have a similar license agreement with Bally in our Class II market, but we do not sell our Class II licenses since we only place these games with customers on a rental basis.

Besides bingo prizes and related costs and allotments to hall operators, the next largest cost directly related to our Class II and Class III gaming revenue is amortization and depreciation. As indicated, we own most of our Class II player stations and in general, depreciate the cost of these player stations over two to five years. We also capitalize certain costs related to the design and development of our gaming products and systems which we amortize generally over eighteen months to five years. Our cost related to player stations sold is the smallest component of our costs related to our total revenues and is commensurate with the contribution made by sales of player stations to our total revenues.

RESULTS OF OPERATIONS

The following table outlines our installed base for the three months ended December 31, 2001 and 2000:

                                                   Three Months Ended
                                                      December 31,
                                           --------------------------------
                                                 2001            2000
                                           ---------------  ---------------
Average Installed Base
  Class II
     New-Generation Platform                         2,595              ---
     Legacy Platform                                 3,017            3,920
  Class III                                          1,554            1,308
Installed End of Period:
  Class II
     New-Generation Platform                         2,933              ---
     Legacy Platform                                 2,891            3,876
  Class III                                          1,630            1,308

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

Total revenues increased 173% to $58.9 million in the three months ended December 31, 2001, from $21.6 million in the same period in 2000. This increase was primarily the result of the introduction of MegaNanza in January 2001. For the three months ended December 31, 2001, MegaNanza generated revenues of $42.3 million, based on an average of 2,595 electronic player stations in daily operation during the three months. For the three months ended December 31, 2001, we had an average of 3,017 Class II Legacy player stations in daily operation, a 23% decrease from 3,920 in the same period of 2000. This decrease was primarily the result of the replacement of many of our Legacy player stations with our more profitable MegaNanza and other New Generation player stations. Total revenues from Class III games increased 42% to $1.3 million for the three months ended December 31, 2001, from $917,000 for the same period in 2000. Class III back-office fees increased 62% to $643,000 in the three months ended December 31, 2001 from $396,000 in the same period of 2000. This increase resulted from an 19% increase in the average number of Class III video lottery systems in service to 1,554 units for the three months ended December 31, 2001, from 1,308 units in the same period in 2000. Television bingo game show revenues decreased 70% to $325,000 in the three months ended December 31, 2001, from $1.1 million in the same period of 2000. This decrease was the result of a reduction from the prior year in both the number of halls participating in MegaBingo and the number of sessions played per week, as end-users have migrated to our faster Class II and Class III systems.

Player station sale and lease revenue decreased by 43% to $470,000 for the three months ended December 31, 2001 from $825,000 in same period of 2000. This decrease was primarily the result of a decrease in the number of Class III player stations sold in 2001 and a shift in preference of our Class II customers to renting our player stations under participation arrangements.

Other revenue, which consisted primarily of service and maintenance fees and licensing fees, increased 39% to $524,000 for the three months ended December 31, 2001 from $377,000 in the same period of 2000. This increase was related to a greater number of player stations in place and the corresponding growth in revenue from Class III licensing fees.

Bingo prizes and related costs decreased 57% to $470,000 for the three months ended December 31, 2001 from $1.1 million in the same period of 2000. This decrease was caused primarily by the decrease in MegaBingo revenues discussed above.

Allotments to hall operators increased 196% to $40.0 million for the three months ended December 31, 2001 from $13.5 million in the same period of 2000. This increase was attributable to the increase in hall commissions related to our Class II gaming and is commensurate with the overall increase in our Class II gaming revenue. Hall commissions related to television bingo game shows decreased 44% to $92,000 for the three months ended December 31, 2001 to $163,000 in the same period of 2000. This decrease was caused primarily by the decrease in MegaBingo revenues discussed above.

Cost of player stations sold increased 871% to $68,000 for the three months ended December 31, 2001 from $7,000 in the same period of 2000. This increase was commensurate with the overall increase in our player stations sold.

Selling, general and administrative expenses increased 85% to $7.4 million for the three months ended December 31, 2001 from $4.0 million in the same period of 2000. Software expenses increased as a result of increased Class III video lottery systems placement in the first quarter of 2002 compared to the same quarter in 2001. Salaries and wages increased primarily as a result of additional personnel hired to address our Class II electronic gaming network needs and the pursuit of new business, including the Class III video lottery business. Employee benefits increased as a result of performance-based incentives covering substantially all employees and an increase in health and life insurance premiums due to a greater number of employees. Advertising and promotions expenses increased primarily as a result of our enhanced effort to advertise and promote certain games in 2001, which included hiring a marketing director and creating a marketing department. Legal and professional fees increased primarily as a result of increased legal and professional services for research into new products and markets. Consulting and contract labor increased primarily due to our increased emphasis on the development, upgrade and maintenance of games and systems.

Amortization and depreciation expense increased 39% to $3.2 million for the three months ended December 31, 2001 from $2.3 million for the same period of 2000, primarily as a result of depreciation on a greater number of player stations in service.

Interest income increased 83% to $64,000 for the three months ended December 31, 2001 from $35,000 in the same period of 2000. The increase in interest income was primarily the result of stockholder notes receivable increasing 130% to $1.8 million as of December 31, 2001 from $782,000 as of December 31, 2000.

Interest expense decreased 90% to $17,000 for the three months ended December 31, 2001 from $176,000 in the same period of 2000. This decrease related to the decrease in our outstanding debt, primarily from the payment of the remaining balance on our existing credit facility in September 2001.

Income tax expense increased 1,264% to $3.0 million for the three months ended December 31, 2001, from $222,000 in the same period of 2000. This represented an effective tax rate of 39% and 38% for the three months ended December 31, 2001 and 2000, respectively.

The trademarks and tradenames used by us in our Class II and Class III games include: Betnet(TM), Players Passport(TM), MegaBingo(R), MegaCash(TM), MegaMania(R), FlashCash(TM), Big Cash Bingo(TM), Flash 21 Bingo(TM), Spin & Shout(TM), Freedom 7's(TM), Red Hot Diamonds(TM), Fruit Cocktail(TM), Fruit Cocktail Deluxe(TM), Diamond Cherry Bell Magic(TM), Spinning Cherries Royale(TM), Meltdown(TM), Keno Madness(TM), High Noon Poker(TM), Diamond Crown Jewels(TM), Wild Spinner(TM) and Vortex(TM). All references herein to those trademarks and tradenames are deemed to include the applicable tradename or trademark designation.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2001, we had unrestricted cash and cash equivalents of $6.8 million, compared to $4.9 million at September 30, 2001. Our working capital at December 31, 2001 was $4.0 million, compared to $4.2 million at September 30, 2001.

As of December 31, 2001, total contractual cash obligations were as follows:

                                                    Less Than
                                    Total             1 Year          1-3 Years
                                -------------    --------------    -------------
            Long-term debt(1)   $     399,000    $      123,000    $     276,000
            Operating leases(2)       848,000           373,000          475,000
                                -------------    --------------    -------------
                 Total          $   1,247,000    $      496,000    $     751,000
                                =============    ==============    =============

            (1) Long-term debt represents a three-year auto-purchase loan that has an annual interest rate of 8% and matures in December 2004.

            (2) Operating leases for our facilities and office equipment that expire at various times throughout 2004

Cash provided by operating activities was $6.0 million for the three months ended December 31, 2001, compared to $4.6 million for the same period in 2000. This increase was the result of improved operations for 2001, partially offset by an increase in accounts receivable and inventory, and a decrease in accounts payable and accrued expenses.

Cash used in investing operations was $6.9 million for the three months ended December 31, 2001, compared to $393,000 for the same period in 2000. The increase was the result of an increase in the acquisition of property and equipment to $6.9 million for the quarter ended December 31, 2001, compared to $382,000 for the same quarter in 2000.

Cash provided by financing activities was $2.9 million for the three months ended December 31, 2001 compared to cash used in financing activities of $2.1 million for the same period in 2000. For the three months ended December 31, 2001, we received proceeds from the exercise of stock options and warrants and the related tax benefit totaling $2.4 million. The cash flow used in financing activities for the three months ended December 31, 2000 related primarily to the repayment of debt totaling $1.7 million and the purchase of treasury stock totaling $387,000.

Our Board of Directors authorized us to repurchase 450,000 shares of our common stock, effective April 2000, and an additional 1,500,000 shares of our common stock, effective September 2001. The timing and total number of shares repurchased will depend on prevailing market conditions and other investment opportunities. During fiscal 2000 and 2001, we repurchased 190,875 and 831,866 shares of our common stock at an average cost of $2.67 and $6.31, respectively. No shares were repurchased by us during the quarter ended December 31, 2001.

On July 29, 1999, we entered into a $10 million revolving credit facility with Coast Business Credit, a division of Southern Pacific Bank. The credit facility was paid in full and terminated September 28, 2001.

Effective September 28, 2001, we entered into a new revolving credit facility with Washington Mutual Bank, FA. Under this credit agreement, we may borrow up to $14.0 million, subject to the condition that we maintain an equivalent amount of cash and cash equivalents on hand to collateralize any borrowings. Interest at prime is payable monthly on this credit agreement, with all principal and interest due on September 27, 2002. To date, there have been no borrowings under this credit agreement, and the agreement was terminated effective February 2002. We are evaluating opportunities to secure additional borrowing capacity under new facilities. There can be no assurance that we will enter into any such facility.

We have not filed state tax returns for the states of California and Oklahoma for the tax years 1995 through 2001. For 1995 through 1997, we do not expect to owe taxes, as we had net operating losses during those years. For the tax years 1998 through 2001, we have accrued $1.9 million for the estimated state tax liability, including interest at an assumed rate of 10%. While we have not been assessed the taxes from these two states, we are in the process of completing the state tax returns, and will pay all taxes due during 2002. We believe that the penalties for the failure to timely file will be waived, therefore, we have not accrued such amounts. However, there can be no assurance that the amount of actual state tax liability will be equal to or less than the amount we have accrued, or that the penalties will be waived.

At December 31, 2001, we had approximately 3.2 million options and warrants outstanding, with exercise prices ranging from $1.67 to $10.67 per share. Of the options and warrants outstanding, approximately 677,000 were exercisable at December 31, 2001.

Our projected capital expenditures for the next year will consist primarily of player stations that are placed with our Class II customers under rental agreements. The total capital expenditures will depend upon the number of player stations that we are able to place in service during the year. Additional capital expenditures may be required for player stations if we are successful in introducing our games to new markets such as the charity market. In addition to manufacturing our own player stations, we also purchase player stations and licenses from Bally and WMS.

We believe that our current operations can be sustained with cash from operations. There can be no assurance, however, that our business will continue to generate cash flow at current levels. Our performance and financial results are, to a certain extent, subject to general conditions in or affecting the Native American gaming industry and to general economic, political, financial, competitive, and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to make necessary capital expenditures and to make discretionary investments in the future.

CONTINGENCIES

For information regarding contingencies, see "PART II - Item 1. Legal Proceedings."

INFLATION AND OTHER COST FACTORS

Our operations have not been, nor are they expected to be, materially affected by inflation. However, our operational expansion is affected by the cost of hardware components, which are not considered to be inflation sensitive, but rather, sensitive to changes in technology and competition in the hardware markets. In addition, we expect to continue to incur increased legal and other similar costs associated with regulatory compliance requirements and the uncertainties present in the operating environment in which we conduct our business.

SEASONALITY

We believe our operations are not materially affected by seasonal factors, although we have experienced fluctuations in our revenues from period to period. After the holiday season, our revenues generally build steadily, with our last fiscal quarter (July through September) traditionally being our strongest quarter.

FUTURE EXPECTATIONS AND FORWARD-LOOKING STATEMENTS

This Quarterly Report and the information incorporated herein by reference contains various "forward-looking statements" within the meaning of Federal and state securities laws, including those identified or predicated by the words "believes," anticipates," "expects," "plans," or similar expressions. Such statements are subject to a number of uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the uncertainties inherent to the outcome of any litigation of the type described in this quarterly report under "PART II - Item 1. Legal Proceedings," as well as those other factors as described under "Item 1. Business - Risk Factors," contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2001, which are incorporated herein by this reference. Given these uncertainties, readers of this Quarterly Report are cautioned not to place undue reliance upon such statements.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the effects of short-term interest rates under our line of credit, which we do not consider material, we are not subject to any other interest rate, exchange rate, or commodity price risks.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Virtually all of our business relates to gaming activities on Native American Lands. The operation of gaming on Native American Lands is subject to the Johnson Act and IGRA, which created the NIGC to establish federal standards for gaming on Native American Lands. IGRA identifies three classes of gaming each subject to specific degrees of regulation. The Johnson Act specifies what constitutes "illegal games" and "illegal equipment," which includes any "machine or mechanical device" designed "primarily" for gambling that, when operated, delivers money to a player "as the result of the application of an element of chance."

In addition to the statutory regime, all Native American tribes are required by IGRA to adopt ordinances to regulate gaming as a condition to their right to conduct gaming on tribal lands. Individual states are also becoming increasingly proactive in attempting to regulate Native American gaming conducted within their borders.

Some fundamental issues relating to the scope and intent of IGRA, the jurisdiction and authority of the NIGC, other federal agencies, state authorities and tribal governments and the regulation of gaming on Native American land remain unresolved and ambiguous. As a result, the legality of our activities could be subject to regulatory challenges, litigation, and enforcement actions by multiple regulatory bodies. Any such action could be costly to defend and could divert management's time and attention away from our operations.

The Department of Justice has asserted in the past and continues to assert that:

     . any electronic or mechanical device used in gaming, such as the player stations used to play our Class II games, are illegal and in violation of the Johnson Act; and

     . the "spinning reel" design used as a graphic in many of our Class II games is a facsimile of a slot machine and, therefore, cannot be used in a Class II game.

Substantially all our revenues are derived from player stations that could be subject to these challenges. If any such challenge is made against us it would divert management's time and attention away from our operations and could materially adversely affect our ability to install and operate our games, and therefore to generate revenues.

We cannot assure you that new laws and regulations relating to our business will not be enacted or that existing laws and regulations will not be amended or reinterpreted in a manner adverse to our business. Any regulatory change could materially and adversely affect the installation and use of existing and additional player stations, games, and systems and our ability to generate revenues from some or all of our Class II games. Regulatory uncertainty also increases our cost of doing business. We dedicate significant time and incur significant expense on new game development without any assurance that the NIGC or other federal, state and local agencies or tribal governments will agree that each of our games meet applicable regulatory requirements. We also devote significant time and expense toward dealing with federal, state and tribal agencies having jurisdiction over Native American gaming and in complying with the various regulatory regimes that govern our business.

In January 2001, we introduced a new Class II game called MegaNanza. MegaNanza generated approximately $47.5 million, or 36%, of our total revenues for fiscal year ended September 30, 2001 and approximately $42.3 million, or 72%, of our total revenues for the quarter ended December 31, 2001. Prior to introducing MegaNanza into each new tribal market in which we operate, we obtained a determination from the appropriate tribal authority that MegaNanza was a legal Class II game. We cannot assure you that we will be able to obtain similar determinations from future customers or that the tribal authorities governing existing MegaNanza customers will not alter prior determinations in a manner adverse to us. In December 2000, we submitted MegaNanza to the NIGC to seek its opinion as to whether or not MegaNanza is a Class II bingo game. We cannot assure you that the NIGC will determine that MegaNanza is a Class II game in its current form, or at all. Even if the NIGC agrees that MegaNanza is a Class II bingo game, the Department of Justice may pursue its own independent action against us and we may need to seek judicial remedies against the NIGC, the Department of Justice or both. Any litigation would be time consuming and expensive and would divert management's attention from our business, and we cannot assure you that the ultimate outcome would be in our favor. A negative outcome to any such litigation would adversely affect our ability to generate revenues from our Class II player stations.

In addition to the threat of litigation relating to the Class II or Class III status of our games and player stations, we are the subject of various pending and threatened claims arising out of the ordinary course of business. We believe that any liability resulting from these claims will not have a material adverse effect on our results of operations or financial condition.

ITEM 5.   OTHER INFORMATION

In January 2002, we announced a three-for-two split of our common stock that was paid in the form of a stock dividend on February 11, 2002. The effect of the stock split was to increase our total number of shares of common stock outstanding on an as-adjusted basis as of December 31, 2002 to 12,193,013 shares, which does not include 3,240,226 shares reserved for issuance upon the exercise or conversion of options, warrants and Series A preferred stock outstanding at December 31, 2002. Since December 31, 2001, all of our Series A preferred stock has been converted into 40,898 shares of our common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(b)  No reports on Form 8-K were filed during the period.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated February 13, 2002                 Multimedia Games, Inc.



                                        By:     /s/ Craig S. Nouis
                                           ------------------------------------
                                           Craig S. Nouis
                                           Chief Financial and Principal
                                             Accounting Officer