Form 10-Q
period 2002-03-31
MULTIMEDIA GAMES INC
filed 2002-05-13
CIK 896400

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

[X] Quarterly Report under Section 13 or 15(D) of the Securities Exchange Act of
    1934

                 For the Quarterly Period Ended: March 31, 2002

[_] Transition Report Pursuant to Section 13 or 15(D) of the Securities Exchange
    Act of 1934

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

As of March 31, 2002 there were 12,551,927 shares of the Company's Common Stock, par value $.01, outstanding.

                                    FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION
------------------------------
Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
(As of March 31, 2002 (unaudited) and September 30, 2001 (audited)) ...........................................   3

Unaudited Condensed Consolidated Statements of Income
(For the three months ended March 31, 2002 and 2001) ..........................................................   4

Unaudited Condensed Consolidated Statements of Income
(For the six months ended March 31, 2002 and 2001) ............................................................   5

Unaudited Condensed Consolidated Statements of Cash Flows
(For the six months ended March 31, 2002 and 2001) ............................................................   6

Notes to Unaudited Consolidated Financial Statements ..........................................................   7

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations ................  11

Item 3. Quantitative and Qualitative Disclosures about Market Risk ............................................  16

PART II. OTHER INFORMATION
--------------------------
Item 1.  Legal Proceedings ....................................................................................  17

Item 6.  Exhibits and Reports on Form 8-K .....................................................................  18

                                     PART I
                             FINANCIAL INFORMATION

                             MULTIMEDIA GAMES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   As of March 31, 2002 and September 30, 2001

                                                                       March 31,     September 30,
                                                                         2002            2001
                                                                    --------------  ---------------
                                               ASSETS                (Unaudited)        (Audited)
CURRENT ASSETS:
   Cash and cash equivalents                                       $   17,479,000  $    4,868,000
   Accounts receivable
     Trade                                                              5,702,000       3,794,000
     Game reserve                                                             ---          81,000
     Other                                                                429,000         123,000
   Allowance for doubtful accounts                                       (301,000)       (343,000)
   Inventory                                                            1,324,000       2,634,000
   Prepaid expenses                                                     1,635,000       1,877,000
   Notes receivable                                                       608,000         711,000
   Deferred taxes                                                         517,000         765,000
                                                                    -------------   -------------
         Total current assets                                          27,393,000      14,510,000
Restricted cash and long-term investments                               1,409,000       1,764,000
Inventory - non-current                                                 5,071,000       4,096,000
Property and equipment, net                                            29,400,000      21,664,000
Deferred taxes                                                          2,743,000       1,895,000
Other assets                                                            1,938,000         375,000
Goodwill, net                                                             349,000         363,000
                                                                    -------------   -------------
         Total assets                                              $   68,303,000  $   44,667,000
                                                                    =============   =============
                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                               $      136,000  $           --
   Accounts payable and accrued expenses                               11,645,000       7,673,000
   Federal income tax payable                                           2,728,000       1,150,000
   State income tax payable                                             2,624,000       1,377,000
   Halls' share of surplus                                                719,000             ---
   Prize fulfillment fees payable                                          29,000          99,000
                                                                    -------------   -------------
         Total current liabilities                                     17,881,000      10,299,000
Long-term debt, less current portion                                      228,000             ---
Other long-term liabilities                                             1,416,000       2,000,000
                                                                    -------------   -------------
         Total liabilities                                             19,525,000      12,299,000
                                                                    -------------   -------------
Commitments and contingencies (Note 2)
Stockholders' equity:
   Preferred stock, Series A, $0.01 par value, 2,000,000 shares
     authorized, none and 9,203 shares issued and outstanding                  --              --
   Common stock, $0.01 par value, 25,000,000 shares authorized
   13,626,272 and 12,983,538 shares issued, and
   12,551,927 and 11,909,799 shares outstanding, respectively             136,000         130,000
   Additional paid-in capital                                          37,644,000      32,586,000
   Stockholders' notes receivable                                      (2,169,000)     (1,896,000)
   Treasury stock, 1,074,345 and 1,073,739 shares
      at cost, respectively                                            (5,847,000)     (5,830,000)
   Retained earnings                                                   19,014,000       7,378,000
                                                                    -------------   -------------
         Total stockholders' equity                                    48,778,000      32,368,000
                                                                    -------------   -------------
         Total liabilities and stockholders' equity                $   68,303,000  $   44,667,000
                                                                    =============   =============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                             MULTIMEDIA GAMES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               For the Three Months Ended March 31, 2002 and 2001

                                                                2002                2001
                                                          ----------------    ---------------
REVENUES:                                                    (Unaudited)        (Unaudited)
   Gaming revenue - Class II                              $     71,037,000    $    24,658,000
   Gaming revenue - Class III                                    1,479,000          1,107,000
   Player station sale and lease revenue                         3,069,000          1,007,000
   Other                                                           367,000            212,000
                                                          ----------------    ---------------
         Total revenues                                         75,952,000         26,984,000
   Bingo prizes and related costs                                 (262,000)          (374,000)
   Allotments to hall operators                                (50,385,000)       (17,628,000)
                                                          ----------------    ---------------
         Net revenues                                           25,305,000          8,982,000
                                                          ----------------    ---------------
OPERATING COSTS AND EXPENSES:
   Cost of electronic player stations sold                       2,497,000            721,000
   Selling, general and administrative expenses                  8,034,000          4,308,000
   Amortization and depreciation                                 3,613,000          2,278,000
                                                          ----------------    ---------------
         Total operating costs and expenses                     14,144,000          7,307,000
                                                          ----------------    ---------------
         Operating income                                       11,161,000          1,675,000
Interest income                                                     48,000             22,000
Interest expense                                                   (11,000)          (156,000)
                                                          ----------------    ---------------
Income before income taxes                                      11,198,000          1,541,000
Income tax expense                                              (4,309,000)          (596,000)
                                                          ----------------    ---------------
         Net income                                       $      6,889,000    $       945,000
                                                          ----------------    ---------------

Basic earnings per share                                  $           0.56    $          0.11
                                                          ================    ===============

Diluted earnings per share                                $           0.47    $          0.10
                                                          ================    ===============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                             MULTIMEDIA GAMES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                For the Six Months Ended March 31, 2002 and 2001

                                                                2002                2001
                                                          ----------------    ---------------
REVENUES:                                                   (Unaudited)         (Unaudited)
   Gaming revenue - Class II                              $    127,625,000    $    44,145,000
   Gaming revenue - Class III                                    2,789,000          2,024,000
   Player station sale and lease revenue                         3,777,000          1,907,000
   Other                                                           652,000            515,000
                                                          ----------------    ---------------
         Total revenues                                        134,843,000         48,591,000
   Bingo prizes and related costs                                 (732,000)        (1,489,000)
   Allotments to hall operators                                (90,426,000)       (31,079,000)
                                                          ----------------    ---------------
         Net revenues                                           43,685,000         16,023,000
                                                          ----------------    ---------------
OPERATING COSTS AND EXPENSES:
   Cost of electronic player stations sold                       2,814,000            910,000
   Selling, general and administrative expenses                 15,151,000          8,102,000
   Amortization and depreciation                                 6,811,000          4,609,000
                                                          ----------------    ---------------
         Total operating costs and expenses                     24,776,000         13,621,000
                                                          ----------------    ---------------
         Operating income                                       18,909,000          2,402,000
Interest income                                                    112,000             57,000
Interest expense                                                   (28,000)          (332,000)
                                                          ----------------    ---------------
Income before income taxes                                      18,993,000          2,127,000
Income tax expense                                              (7,353,000)          (818,000)
                                                          ----------------    ---------------
         Net income                                       $     11,640,000    $     1,309,000
                                                          ----------------    ---------------
Basic earnings per share                                  $           0.95    $          0.15
                                                          ================    ===============
Diluted earnings per share                                $           0.80    $          0.13
                                                          ================    ===============

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                             MULTIMEDIA GAMES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended March 31, 2002 and 2001

                                                                                  2002                    2001
                                                                              ------------            ------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                          (Unaudited)             (Unaudited)
Net income                                                                    $ 11,640,000            $  1,309,000
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
 Amortization and depreciation                                                   6,811,000               4,609,000
 Options issued to consultants                                                      36,000                     ---
 Provision for bad debts                                                           296,000                  20,000
 Loss on disposal of property and equipment                                            ---                  (1,000)
 Inventory reserve                                                                 219,000                 121,000
 Deferred taxes                                                                   (600,000)               (587,000)
 Tax benefit of stock options exercised                                          2,867,000                     ---
 (Increase) decrease in:
   Accounts receivable                                                          (2,552,000)                651,000
   Inventory                                                                    (2,576,000)             (2,068,000)
   Prepaid expenses                                                                242,000                (226,000)
   Other assets                                                                 (1,469,000)                 32,000
   Federal and state income tax payable                                            (42,000)                (19,000)
   Prize fulfillment fees payable                                                  (70,000)                (31,000)
   Notes receivable                                                                103,000               2,023,000
   Accounts payable and accrued expenses                                         3,472,000                 755,000
   Halls' share of surplus                                                         800,000                 531,000
                                                                              ------------            ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       19,177,000               7,119,000
                                                                              ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of property and equipment and patents                             (11,935,000)             (2,553,000)
 Restricted cash and long-term investments
   and other long-term liabilities                                                 271,000                 (13,000)
                                                                              ------------            ------------
NET CASH USED IN INVESTING ACTIVITIES                                          (11,664,000)             (2,566,000)
                                                                              ------------            ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options, warrants,
   and related tax benefit                                                       5,028,000                 163,000
 Proceeds from (repayments on) note payable, net                                   399,000              (1,226,000)
 Principal payments of debt                                                        (35,000)               (274,000)
 Payment on NGI lawsuit settlement                                                     ---                (290,000)
 Decrease in stockholders' notes receivable                                       (273,000)                 (4,000)
 Preferred stock dividends                                                          (4,000)                (50,000)
 Purchase of treasury stock                                                        (17,000)             (1,794,000)
                                                                              ------------            ------------
NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES                                                         5,098,000              (3,475,000)
                                                                              ------------            ------------
Net increase in cash and cash equivalents                                       12,611,000               1,078,000
Cash and cash equivalents, beginning of period                                   4,868,000               1,315,000
                                                                              ------------            ------------
Cash and cash equivalents, end of period                                      $ 17,479,000            $  2,393,000
                                                                              ============            ============
SUPPLEMENTAL CASH FLOW DATA:
  Interest paid                                                               $     28,000            $    359,000
                                                                              ============            ============
  Federal income tax paid                                                     $  2,261,000            $  1,110,000
                                                                              ============            ============
NON-CASH TRANSACTIONS:
  Transfer of inventory to property and equipment                             $  2,692,000            $  1,365,000
                                                                              ============            ============

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

The financial statements included herein as of March 31, 2002 and for each of the three and six months ended March 31, 2002 and 2001 have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States of America, and the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the three and six months ended March 31, 2002 are not necessarily indicative of the results which will be realized for the year ending September 30, 2002.

Reclassification - Certain reclassifications were made to the prior period financial statements to conform to the current period financial statement presentation. These reclassifications did not have an impact on previously reported financial position or results of operations.

Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts and inventory obsolescence, asset lives of equipment, deferred tax assets, and the provision for and disclosure of litigation and loss contingencies. Actual results may differ materially from these estimates in the near term.

Stock Split - On January 24, 2002, the Board of Directors authorized a three-for-two split of the Company's common stock, paid in the form of a stock dividend on February 11, 2002. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock split.

Income Per Common Share - Income per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 ("FAS 128"). Presented below is the computation of basic and diluted earnings per share also presented in the accompanying statements of income.

                                                                 Three Months Ended
                                                                      March 31,
                                                                2002            2001
                                                           --------------  --------------
     Income available to common shareholders - basic       $    6,888,000  $      920,000
                                                           ==============  ==============
     Income available to common shareholders - diluted     $    6,889,000  $      945,000
                                                           ==============  ==============
     Weighted average common shares outstanding                12,355,374       8,018,606
     Effect of dilutive securities:
        Options                                                 2,119,911         996,849
        Warrants                                                  226,315          31,278
        Convertible preferred stock                                 5,383         652,792
                                                           --------------  --------------
     Weighted average common and potential shares
     outstanding                                               14,706,983       9,699,525
                                                           ==============  ==============

     Basic earnings per share                              $         0.56  $         0.11
                                                           ==============  ==============
     Diluted earnings per share                            $         0.47  $         0.10
                                                           ==============  ==============

                             MULTIMEDIA GAMES, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

                                                                 Six Months Ended
                                                                     March 31,
                                                               2002            2001
                                                          --------------  --------------
     Income available to common shareholders - basic      $   11,636,000  $    1,259,000
                                                          ==============  ==============
     Income available to common shareholders - diluted    $   11,640,000  $    1,309,000
                                                          ==============  ==============
     Weighted average common shares outstanding               12,186,329       8,135,051
     Effect of dilutive securities:
        Options                                                2,121,409         903,630
        Warrants                                                 251,401          27,971
        Convertible preferred stock                               23,140         652,792
                                                          --------------  --------------
     Weighted average common and potential shares
     outstanding                                              14,582,279       9,719,444
                                                          ==============  ==============

     Basic earnings per share                             $         0.95  $         0.15
                                                          ==============  ==============
     Diluted earnings per share                           $         0.80  $         0.13
                                                          ==============  ==============

2. COMMITMENTS AND CONTINGENCIES

Virtually all of the Company's business relates to gaming activities on Native American lands. These activities are subject to the Johnson Act and the Indian Gaming Regulatory Act ("IGRA") which created the National Indian Gaming Commission ("NIGC") to establish federal standards for gaming on Native American lands. IGRA identifies three classes of gaming which are each subject to specific degrees of regulation. The Johnson Act defines "illegal games" and "illegal equipment," which include any "machine or mechanical device" designed "primarily" for gambling that, when operated, delivers money to a player "as the result of the application of an element of chance."

In addition to these federal statutes, all Native American tribes are required by IGRA to adopt ordinances to regulate gaming as a condition of their right to conduct gaming on Native American lands. These ordinances often include the establishment of gaming commissions that make their own judgment about whether an activity is Class II or Class III gaming. Generally, this independent judgment has been exercised for games introduced into the market prior to any determination of legality by the NIGC. Historically, when the NIGC has determined that an activity is Class III gaming after it has been introduced, tribes have either been unwilling to continue the activity or game, or have litigated the matter in federal court.

Individual states are also becoming increasingly proactive in attempting to regulate Native American gaming conducted within their borders. State agencies often make their own assessment of whether an activity is Class II or Class III gaming, independent of the NIGC, IGRA, and federal and Native American governments.

Some fundamental issues relating to the scope and intent of IGRA, the jurisdiction and authority of the NIGC, other federal agencies, state authorities and Native American governments, and the regulation of gaming on Native American lands remain unresolved and ambiguous. As a result, the legality of our activities could be subject to regulatory challenges, litigation, and enforcement actions by multiple regulatory bodies. Any such action could materially and adversely affect the Company's ability to install and operate its player stations and games, could be costly to defend and could divert management's time and attention away from operations.

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

Substantially all of the Company's revenues are derived from the operation of player stations that could be subject to these challenges. If any such challenge is made against the Company, it would divert management's time and attention away from operations and could materially and adversely affect the Company's ability to install and operate its games. A successful challenge to the Class II status of the Company's MegaNanza game could materially and adversely affect the Company's business.

                             MULTIMEDIA GAMES, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

There is no assurance that new laws and regulations relating to the Company's business will not be enacted or that existing laws and regulations will not be amended or reinterpreted in a manner adverse to the Company's business. Any regulatory change could materially and adversely affect the installation and use of existing and additional player stations, games and systems, and the Company's ability to generate revenues from some or all of its Class II games. Regulatory uncertainty also increases the Company's cost of doing business. The Company dedicates significant time and incurs significant expense for new game development without any assurance that the NIGC or other federal, state and local agencies or Native American governments will agree that each game meets applicable regulatory requirements. The Company also devotes significant time and expense to dealing with federal, state and Native American agencies having jurisdiction over Native American gaming, and in complying with the various regulatory regimes that govern its business.

In January 2001, the Company introduced a new Class II game called MegaNanza. MegaNanza generated approximately $98.3 million, or 73%, of total revenues for the six months ended March 31, 2002. Prior to introducing MegaNanza into each new Native American market in which the Company operates, the Company obtained a determination from each appropriate Native American authority that MegaNanza was a legal Class II bingo game. There is no assurance that the Company will be able to obtain similar determinations from future customers or that the Native American authorities governing existing MegaNanza customers will not alter prior determinations in a manner adverse to the Company. Even if the NIGC agrees that MegaNanza is a Class II bingo game, the Department of Justice may pursue its own independent action against the Company, and the Company may need to seek judicial remedies against the NIGC, the Department of Justice or both. Any litigation would be time consuming and expensive and would divert management's attention from operations, and there is no assurance that the ultimate outcome would be in the Company's favor. A negative outcome to any such litigation would adversely affect the Company's ability to generate revenues from its New-Generation platform Class II player stations.

On March 22, 2002, the NIGC published proposed rules that, if adopted, would change the definitions of technological aids and of electronic or electromechanical facsimiles used in Class II gaming. The release contains no explanation by the NIGC of the purpose or effect of the proposed changes. If adopted in their current form, the proposed definitions could result in the failure of certain of the Company's games, including its popular MegaNanza game, to qualify as a Class II game. In that case, the Company may have to challenge the proposed regulations in court, where a favorable outcome cannot be predicted. In the event the proposed regulations are adopted and enforced as written, the Company could be forced to substantially modify the design and play of its current offering of Class II games. Any litigation would be time consuming and expensive. Also, if the Company were required to modify its current offering of Class II games, there is no assurance that our modified games could be operated at speeds materially comparable to the speeds at which its current offering of Class II games can be played, or that any modified games would appeal to the gaming and entertainment preferences of end users.

The comment period on the proposed rules has been extended through May 12, 2002. The Company cannot predict whether the proposed rules will be adopted in their current form, or as modified, or at all.

On April 15, 2002, the Company received an advisory opinion from the Deputy General Counsel of the NIGC, stating that MegaNanza was a Class III game as defined by the IGRA. The advisory opinion was in response to a request made by the Company more than a year ago seeking a determination by the NIGC that MegaNanza is a Class II game. Advisory opinions rendered by the Deputy General Counsel are not the final decisions of the NIGC and are not binding upon the Chairman of the NIGC or upon the NIGC itself.

The Company cannot predict whether a majority of the NIGC commissioners will agree with the advisory opinion, if they will be open to discussion on the subject, or if the Chairman of the NIGC will exercise his statutory right to take enforcement actions against tribes that continue to operate MegaNanza. The gaming commissions of the Company's Class II customers previously independently determined that MegaNanza and the Company's other New-Generation games are Class II games. The Company cannot predict whether the advisory opinion will cause any of these customers to change their independent determinations. The Company expects that some customers will seek to deploy the Company's newer Class II gaming systems, and others will challenge the advisory opinion through the regulatory resolution process, and in court, if necessary.

The Company regularly faces legal uncertainties in Class II gaming, and believes that it will be able to respond to the extent necessary, to any changes in laws and regulations and to the needs of its customers by rapidly adopting, developing and deploying new products.

                             MULTIMEDIA GAMES, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

On April 18, 2002, the Company filed a lawsuit in the United States District Court for the Northern District of Oklahoma, Tulsa, Oklahoma, against the NIGC seeking a judicial declaration that two versions of MegaNanza are Class II games. A successful challenge to the Class II status of the MegaNanza game could materially and adversely affect the Company's business. Even if successful, litigation can be time-consuming, costly and distract management's attention. In addition, these or other regulatory developments or any regulatory enforcement actions could disrupt the Company's or its customers' business operations, impair the Company's operating results, or cause a decline in the Company's customers' purchases of its products.

License Agreements. In December 1999, the Company entered into a license agreement with WMS(R) Gaming, Inc. ("WMS") to use certain trademarks, logos and other audiovisual aids and graphics in the Washington State Class III market. The Company's contract requires it to purchase a minimum number of licenses to operate games over specified periods. This agreement will expire on September 12, 2002. As of March 3l 2002, the Company is in compliance with all provisions of the agreement.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Overview

We are the leading supplier of online systems and linked, interactive electronic games and player stations to the rapidly growing Native American gaming market. We design and develop networks, software and content that provide our customers with a comprehensive gaming system. Historically, we have focused our efforts on Class II gaming systems and Class III video lottery systems used primarily by Native American tribes.

Our recent revenue growth has been driven primarily by our technological innovation and the increase in the installed base of our player stations. Our gaming platforms enable us to regularly launch new games that we believe provide end users with greater levels of entertainment. We believe that this leads to a greater number of end users and to increased end-user spending rates. Since our inception, we have produced MegaBingo, a live paper bingo game featuring a live bingo ball draw that we televise to multiple bingo halls throughout the United States. MegaBingo enables players in participating halls to compete with players in other halls in a single live bingo game to win a large jackpot prize. In May 1996, we introduced our Class II Legacy platform together with MegaMania, the first in a series of high-speed, interactive bingo games played on player stations linked with one another via nationwide, online telecommunications network. In January 2001, we introduced our Class II MegaNanza game, which plays faster than our Legacy games and has generated increased revenues for our customers and for us. In June 1999, we first installed Class III video lottery systems in the State of Washington, which currently is the only state where Class III video lottery systems are permitted by Native American-state compact.

Our New-Generation platform operates at considerably faster speeds than our Legacy platform, generally resulting in end users playing a greater number of games on our New-Generation platform than they otherwise could have on our Legacy platform in the same amount of time. As a result of the faster speed of play and higher payout ratios, we believe that end users derive a higher level of satisfaction from playing our New-Generation platform games. We believe that this enhanced satisfaction results in end users playing games on our New-Generation platform for longer periods of time than they would have played on our Legacy platform, resulting in a higher hold per day per player station on our New-Generation platform player stations.

We derive our Class II gaming revenues primarily from participation arrangements with our customers. Under these arrangements, we retain ownership of player stations installed at our customers' bingo halls and receive revenue based on a percentage of the hold per day generated by each player station. The hold per day is reported by us as gaming revenue and represents the total amount wagered by end users on a given player station less the total amount of prizes paid to end users. Payments made to the halls for their share of the hold per day are recorded in our results of operations as "Allotments to Hall Operators," and are deducted from our total revenues to arrive at our net revenues. A comparatively small and declining share of our Class II gaming revenue is from the sale of Class II player stations under lease-purchase arrangements. Under these arrangements, we receive a series of lease payments based on a percentage of a customer's revenue generated from the leased player station. At the end of the lease period, we transfer ownership of the player station to the customer. Due to the pace at which we introduce new technology into our games and systems, we believe our Class II customers generally prefer to rent our player stations under participation arrangements rather than to incur capital costs that may be lost to obsolescence. Our reporting of revenues from our television bingo game show, MegaBingo, which accounts for the balance of our Class II gaming revenues, differs from this model. Revenues from MegaBingo are recorded by us prior to the payment of prizes to end users and prior to an allotment to the hall operator of its share of MegaBingo revenues.

The majority of our Class III video lottery systems are sold for an up-front purchase price. In addition, we also receive back-office fees based on a share of the hold per day. Back-office fees cover our service and maintenance of the back-office server installed in each hall to run our Class III games and the related player tracking systems. For those video lottery systems sold to our customers, the back-office fees are considerably smaller than the revenue share we receive from Class II player stations being rented under participation agreements. Accordingly, we derive our revenues from Class III gaming to a greater extent from the sale of player stations as compared to the Class II market. We also enter into either participation or lease-purchase arrangements for our Class III video lottery systems that are similar to those for our Class II systems.

Our sales of Class III video lottery systems peaked in 2000, as initial sales were made pursuant to newly adopted Native American-state compacts with the State of Washington which limited the number of installed Class III video lottery systems permitted on Native American land. We anticipate that the sale of Class III video lottery systems will increase in 2002, as the compact limit on the number of Class III video lottery systems has increased and new Native American gaming facilities are under construction.

We have license agreements with WMS Gaming Inc. and Bally Gaming Inc. to use certain trademarks, logos and graphics in connection with our Class III games. We, in turn, resell these licenses to our customers in connection with the installation of our Class III video lottery terminals using these licenses. Revenues from these license fees are included in other revenues in our results of operations. We also have a similar license agreement for the Class II market with Bally Gaming Inc. We do not resell Class II licenses, as we only install our Class II games and player stations with our customers on a participation arrangement basis.

In addition to bingo prizes and related costs and allotments to hall operators, our next largest expense directly related to our Class II and Class III gaming revenue is amortization and depreciation. Most of our Class II player stations are owned by us and we depreciate the cost of these player stations generally over two to five years. We also capitalize certain costs related to the design and development of our gaming products and systems, which we amortize generally over eighteen months to five years. Our cost of player stations sold is the smallest component of our expenses as a percentage of our total revenues, and is commensurate with the contribution made by sales of player stations to our total revenues.

RESULTS OF OPERATIONS

The following table outlines our installed player station base as of March 31:

                                                   2002         2001
                                                ----------   ----------
               Installed End of Period:
                 Class II
                    New-Generation Platform         3,775          456
                    Legacy Platform                 2,674        3,478
                                                  -------      -------
                      Total Class II                6,449        3,934
                 Class III                          1,873        1,318

Three Months Ended March 31, 2002 and 2001

Total revenues increased 181% to $76.0 million in the three months ended March 31, 2002, from $27.0 million in the same period in 2001. This increase was primarily the result of more MegaNanza EPS in place during the second quarter of fiscal 2002 compared to the same quarter of fiscal 2001. For the three months ended March 31, 2002, MegaNanza generated revenues of $56.0 million, based on an average of 3,490 electronic player stations in daily operation during the three months. For the three months ended March 31, 2002, we had an average of 2,724 Class II Legacy player stations in daily operation, a 25% decrease from 3,615 in the same period of 2001. This decrease was primarily the result of the replacement of many of our Legacy player stations with our more profitable MegaNanza and other New Generation player stations. Total revenues from Class III games increased 36% to $1.5 million for the three months ended March 31, 2002, from $1.1 million for the same period in 2001. Class III back-office fees increased 53% to $697,000 in the three months ended March 31, 2002 from $456,000 in the same period of 2001. This increase resulted from a 40% increase in the average number of Class III video lottery systems in service to 1,855 units for the three months ended March 31, 2002, from 1,318 units in the same period in 2001. Television bingo game show revenues increased 11% to $344,000 in the three months ended March 31, 2002, from $309,000 in the same period of 2001. This increase was the result of a greater number of halls participating in MegaBingo due to the roll out of the revised game format introduced in November 2001.

Player station sale and license revenue increased by 210% to $3.1 million for the three months ended March 31, 2002 from $1.0 million in same period of 2001. This increase was primarily the result of the sale of Class III player stations during the current quarter and corresponding growth in revenue from Class III licensing fees.

Other revenue, which consisted primarily of service and maintenance fees, increased 73% to $367,000 for the three months ended March 31, 2002, from $212,000 in the same period of 2001. This increase was related to a greater number of player stations in place.

Bingo prizes and related costs decreased 30% to $262,000 for the three months ended March 31, 2002 from $374,000 in the same period of 2001. This decrease was caused primarily by lower insurance costs due to the changes in game format.

Allotments to hall operators increased 186% to $50.4 million for the three months ended March 31, 2002, from $17.6 million in the same period of 2001. This increase was attributable to the increase in hall commissions related to our Class II gaming, and is commensurate with the overall increase in our Class II gaming revenue.

Cost of sales increased to $2.5 million for the three months ended March 31, 2f002 from $721,000 in the same period of 2001. This increase was commensurate with the overall increase in our player stations and licenses sold.

Selling, general and administrative expenses increased 86% to $8.0 million for the three months ended March 31, 2002 from $4.3 million in the same period of 2001. Salaries and wages increased primarily as a result of additional personnel hired to address our Class II electronic gaming network needs and the pursuit of new business, including the Class III video lottery business. Employee benefits increased as a result of performance-based incentives covering substantially all employees, and an increase in health and life insurance premiums due to a greater number of employees. Advertising and promotions expenses increased primarily as a result of our enhanced effort to advertise and promote certain games in 2002. Legal and professional fees increased primarily as a result of increased legal and professional services for research into new products and markets. Consulting and contract labor increased primarily due to our increased emphasis on the development, upgrade and maintenance of games and systems.

Amortization and depreciation expense increased 57% to $3.6 million for the three months ended March 31, 2002 from $2.3 million for the same period of 2001, primarily as a result of depreciation on a greater number of player stations in service.

Interest income increased 118% to $48,000 for the three months ended March 31, 2002 from $22,000 in the same period of 2001. The increase in interest income was primarily the result of stockholder notes receivable increasing 181% to $2.2 million as of March 31, 2002 from $784,000 as of March 31, 2001.

Interest expense decreased 93% to $11,000 for the three months ended March 31, 2002 from $156,000 in the same period of 2001. This decrease related to the decrease in our outstanding debt, primarily from the payment of the remaining balance on our existing credit facility in September 2001.

Income tax expense increased 621% to $4.3 million for the three months ended March 31, 2002, from $596,000 in the same period of 2001. This represented an effective tax rate of 39% for each of the three months ended March 31, 2002 and 2001.

Six Months Ended March 31, 2002 and 2001

Total revenues increased 171% to $134.8 million in the six months ended March 31, 2002, from $48.6 million in the same period in 2001. This increase was primarily the result of the introduction of MegaNanza in January 2001. For the six months ended March 31, 2002, MegaNanza generated revenues of $98.4 million, based on an average of 3,038 electronic player stations in daily operation during the six months. For the six months ended March 31, 2002, we had an average of 2,872 Class II Legacy player stations in daily operation, a 24% decrease from 3,769 in the same period of 2001. This decrease was primarily the result of the replacement of many of our Legacy player stations with our more profitable MegaNanza and other New Generation player stations. Total revenues from Class III games increased 40% to $2.8 million for the six months ended March 31, 2002, from $2.0 million for the same period in 2001. Class III back-office fees increased 53% to $1.3 million in the six months ended March 31, 2002 from $851,000 in the same period of 2001. This increase resulted from a 30% increase in the average number of Class III video lottery systems in service to 1,703 units for the six months ended March 31, 2002, from 1,313 units in the same period in 2001. Television bingo game show revenues decreased 52% to $669,000 in the six months ended March 31, 2002, from $1.4 million in the same period of 2001. This decrease was the result of a reduction from the prior year in both the number of halls participating in MegaBingo and the number of sessions played per week, as end users have migrated to our faster Class II and Class III systems.

Player station sale and license revenue increased by 100% to $3.8 million for the six months ended March 31, 2002 from $1.9 million in the same period of 2001. This increase was primarily the result of increased Class III player station and license placement in the second quarter of fiscal 2002.

Other revenue, which consisted primarily of service and maintenance fees, increased 27% to $652,000 for the six months ended March 31, 2002 from $515,000 in the same period of 2001. This increase was related to a greater number of player stations in place.

Bingo prizes and related costs decreased 51% to $732,000 for the six months ended March 31, 2002 from $1.5 million in the same period of 2001. This decrease was caused primarily by the decrease in MegaBingo revenues discussed above.

Allotments to hall operators increased 191% to $90.4 million for the six months ended March 31, 2002 from $31.1 million in the same period on 2001. This increase was attributable to the increase in hall commissions related to our Class II gaming activities and is commensurate with the overall increase in our Class II gaming revenue.

Cost of sales increased 208% to $2.8 million for the six months ended March 31, 2002 from $910,000 in the same period of 2001. This increase was commensurate with the overall increase in our player stations and licenses sold.

Selling, general and administrative expenses increased 88% to $15.2 million for the six months ended March 31, 2002 from $8.1 million in the same period of 2001. Software expenses increased as a result of more Class III video lottery systems being placed in the six months ended March 31, 2002 than in the same period in 2001. Salaries and wages increased primarily as a result of additional personnel hired to address our Class II electronic gaming network needs and the pursuit of new business, including the Class III video lottery business. Employee benefits increased as a result of performance-based incentives covering substantially all employees and an increase in health and life insurance premiums due to a greater number of employees. Advertising and promotions expenses increased primarily as a result of our enhanced effort to advertise and promote certain games in 2002. Legal and professional fees increased primarily as a result of increased legal and professional services for research into new products and markets. Consulting and contract labor increased primarily due to our increased emphasis on the development, upgrade and maintenance of games and systems.

Amortization and depreciation expense increased 48% to $6.8 million for the six months ended March 31, 2002 from $4.6 million for the same period of 2001, primarily as a result of depreciation on a greater number of player stations in service.

Interest income increased 97% to $112,000 for the six months ended March 31, 2002 from $57,000 in the same period of 2001. The increase in interest income was primarily the result of stockholder notes receivable increasing 181% to $2.2 million as of March 31, 2002 from $784,000 as of March 31, 2001.

Interest expense decreased 92% to $28,000 for the six months ended March 31, 2002 from $332,000 in the same period of 2001. This decrease related to the decrease in our outstanding debt, primarily from the payment of the remaining balance on our existing credit facility in September 2001.

Income tax expense increased 805% to $7.4 million for the six months ended March 31, 2002, from $818,000 in the same period of 2001. This represented an effective tax rate of 39% and 38% for the six months ended March 31, 2002 and 2001, respectively.

The trademarks and tradenames used by us in our Class II and Class III games include: Betnet(TM), Players Passport(TM), MegaBingo(R), MegaCash(R), MegaMania(R), FlashCash(R), Big Cash Bingo(R), Flash 21 Bingo(R), Spin & Shout(R), Freedom 7's(R), Red Hot Diamonds(R), Fruit Cocktail(R), Fruit Cocktail Deluxe(R), Diamond Cherry Bell Magic(R), Spinning Cherries Royale(R), Meltdown(R), Keno Madness(R), High Noon Poker(R), Diamond Crown Jewels(R), Wild Spinner(R) and Vortex(R). All references herein to those trademarks and tradenames are deemed to include the applicable tradename or trademark designation.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, we had unrestricted cash and cash equivalents of $17.5 million, compared to $2.4 million at March 31, 2001. Our working capital at March 31, 2002 was $9.5 million, compared to a deficit of $1.1 million at March 31, 2001.

As of March 31, 2002, total contractual cash obligations were as follows:

                                              Less Than     One to Four
                                               One Year        Years           Total
                                            -------------  -------------   -------------
               Long-term debt/(1)/          $     364,000  $     136,000   $     228,000
               Operating leases/(2)/            1,064,000        465,000         599,000
               Purchase Commitments             5,989,000      3,927,000       2,062,000
                                            -------------  -------------   -------------
                      Total                 $   7,417,000  $   4,528,000   $   2,889,000
                                            =============  =============   =============

               (1) Long-term debt represents a three-year auto-purchase loan that has an annual interest rate of 8% and matures in December 2004.

               (2) Operating leases for our facilities and office equipment that expire at various times throughout 2004

Cash flow provided by operating activities was $19.2 million for the six months ended March 31, 2002, compared to $7.1 million for the same period in 2001. This increase was the result of improved operations for 2002, partially offset by an increase in accounts receivable and inventory, and a decrease in accounts payable and accrued expenses.

Cash used in investing operations was $11.7 million for the six months ended March 31, 2002, compared to $2.6 million for the same period in 2001. The increase was the result of an increase in the acquisition of property and equipment to $11.9 million for the six months ended March 31, 2002, compared to $2.6 million for the six months ended March 31, 2001.

Cash provided by financing activities was $5.1 million for the six months ended March 31, 2002 compared to cash used in financing activities of $3.5 million for the same period in 2001. For the six months ended March 31, 2002, we received proceeds from the exercise of stock options and warrants and the related tax benefit totaling $5.0 million. The cash flow used in financing activities for the six months ended March 31, 2001 related primarily to the repayment of debt totaling $1.8 million, and the purchase of treasury stock totaling $1.8 million.

Our Board of Directors authorized us to repurchase 450,000 shares of our common stock, effective April 2000, and an additional 1,500,000 shares of our common stock, effective September 2001. The timing and total number of shares repurchased will depend on prevailing market conditions and other investment opportunities. During fiscal 2000 and 2001, we repurchased 190,875 and 831,866 shares of our common stock at an average cost of $2.67 and $6.31, respectively. No shares were repurchased by us during the quarter ended March 31, 2002, when, we had approximately 3.3 million options and warrants outstanding, with exercise prices ranging from $1.67 to $24.01 per share. Of the options and warrants outstanding, approximately 850,000 were exercisable at March 31, 2002.

On July 29, 1999, we entered into a $10 million revolving credit facility with Coast Business Credit, a division of Southern Pacific Bank. The credit facility was paid in full and terminated September 28, 2001.

Effective September 28, 2001, we entered into a new revolving credit facility with Washington Mutual Bank, FA. Under this credit agreement, we may borrow up to $14.0 million, subject to the condition that we maintain an equivalent amount of cash and cash equivalents on hand to collateralize any borrowings. On March 31, 2002, we terminated this credit facility without ever having incurred any borrowing, and we currently do not have a borrowing facility with any lender. We are evaluating opportunities to secure borrowing capacity under new facilities, but there can be no assurance that we will enter into any such facility.

We have not filed state income tax returns for the states of California and Oklahoma for the tax years 1995 through 2001. For 1995 through 1997, we do not expect to owe taxes, as we had net operating losses during those years. For the tax years 1998 through March 31, 2002, we have accrued $2.6 million in estimated state tax liability, including interest at an assumed rate of 10%, but excluding provision for penalties. While we have not been assessed the taxes from these two states, we are in the process of completing the state income tax returns, and will pay all taxes due during upon the completion and filing of such returns. However, there can be no assurance that the amount of actual state income tax liability will be not greater than the amount we have accrued.

Our projected capital expenditures for the next year will consist primarily of player stations that are placed with our Class II customers under rental arrangements, and may include substantial capital expenditures in connection with potential acquisitions and gaming facility development. In pursuing our acquisition strategy and our strategy to partner with our customers and prospective customers in the development of gaming facilities that will house our player stations, we may make expenditures that could significantly affect our cash flow and liquidity, and use a significant portion of both our cash flow from operations and any proceeds we receive from any debt or equity financing we undertake. Our total capital expenditures will depend upon the number of player stations that we are able to place in service during the year. Additional capital expenditures will be required for player stations if we are successful in introducing our games into new markets, such as the charity bingo market. In addition to manufacturing our own player stations, we also purchase player stations and licenses from Bally Gaming Inc. and WMS Gaming Inc.

We believe that our current operations can be sustained with cash from operations. There can be no assurance, however, that our business will continue to generate cash flow at current levels. Our performance and financial results are, to a certain extent, subject to general conditions in or affecting the Native American gaming industry and to general economic, political, financial, competitive, legislative and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to make necessary capital expenditures and to make discretionary investments in the future.

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

CONTINGENCIES

For information regarding contingencies, see "PART II - Item 1. Legal Proceedings."

INFLATION AND OTHER COST FACTORS

Our operations have not been, nor are they expected to be, materially affected by inflation. However, our operational expansion is affected by the cost of hardware components, which are not considered to be inflation sensitive, but rather, sensitive to changes in technology and competition in the hardware markets. In addition, we expect to continue to incur increased legal and other similar costs associated with regulatory compliance requirements and the uncertainties present in the operating environment in which we do business.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not subject to any interest rate, exchange rate, or commodity price risks.

                                     PART II
                                OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Virtually all of our business relates to gaming activities on Native American lands. These activities are subject to the Johnson Act and the Indian Gaming Regulatory Act ("IGRA") which created the National Indian Gaming Commission ("NIGC") to establish federal standards for gaming on Native American lands. IGRA identifies three classes of gaming which are each subject to specific degrees of regulation. The Johnson Act defines "illegal games" and "illegal equipment," which include any "machine or mechanical device" designed "primarily" for gambling that, when operated, delivers money to a player "as the result of the application of an element of chance."

In addition to these federal statutes, all Native American tribes are required by the IGRA to adopt ordinances to regulate gaming as a condition of their right to conduct gaming on Native American lands. These ordinances often include the establishment of gaming commissions that make their own judgment about whether an activity is Class II or Class III gaming. Generally, this independent judgment has been exercised for games introduced into the market prior to any determination of legality by the NIGC. Historically, when the NIGC has determined that an activity is Class III gaming after it has been introduced, tribes have either been unwilling to continue the activity or game, or have litigated the matter in federal court.

Individual states are also becoming increasingly proactive in attempting to regulate Native American gaming conducted within their borders. State agencies often make their own assessment of whether an activity is Class II or Class III gaming independent of the NIGC, IGRA and federal and Native American governments.

Some fundamental issues relating to the scope and intent of IGRA, the jurisdiction and authority of the NIGC, other federal agencies, state authorities and Native American governments, and the regulation of gaming on Native American lands remain unresolved and ambiguous. As a result, the legality of our activities could be subject to regulatory challenges, litigation, and enforcement actions by multiple regulatory bodies. Any such action could materially and adversely affect our ability to install and operate our player stations and games, could be costly to defend and could divert management's time and attention away from our operations.

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

Substantially all of our revenues are derived from the operation of player stations that could be subject to these challenges. If any such challenge is made against us it would divert our management's time and attention away from our operations and could materially and adversely affect our ability to install and operate our games. A successful challenge to the Class II status of our MegaNanza game could materially and adversely affect our business.

We cannot assure you that new laws and regulations relating to our business will not be enacted or that existing laws and regulations will not be amended or reinterpreted in a manner adverse to our business. Any regulatory change could materially and adversely affect the installation and use of existing and additional player stations, games and systems and our ability to generate revenues from some or all of our Class II games. Regulatory uncertainty also increases our cost of doing business. We dedicate significant time and incur significant expense for new game development without any assurance that the NIGC or other federal, state and local agencies or Native American governments will agree that each of our games meets applicable regulatory requirements. We also devote significant time and expense to dealing with federal, state and Native American agencies having jurisdiction over Native American gaming, and in complying with the various regulatory regimes that govern our business.

In January 2001, we introduced a new Class II game called MegaNanza. Prior to introducing MegaNanza into each new Native American market in which we operate, we obtained a determination from each appropriate Native American authority that MegaNanza was a legal Class II bingo game. We cannot assure you that we will be able to obtain similar determinations from future customers or that the Native American authorities governing existing MegaNanza customers will not alter prior determinations in a manner adverse to us. Even if the NIGC agrees that MegaNanza is a Class II bingo game, the Department of Justice may pursue its own independent action against us, and we may need to seek judicial remedies against the NIGC, the Department of Justice or both. Any litigation would be time consuming and expensive, and would divert management's attention from our operations, and we cannot assure you that the ultimate outcome would be in our favor. A negative outcome to any such litigation would adversely affect our ability to generate revenues from our New-Generation platform Class II player stations.

On March 22, 2002, the NIGC published proposed rules that, if adopted, would change the definitions of technological aids and of electronic or electromechanical facsimiles used in Class II gaming. The release contains no explanation by the NIGC of the purpose or effect of the proposed changes. If adopted in their current form, the proposed definitions could result in the failure of certain of our games, including our popular MegaNanza game, to qualify as a Class II game. In that case, we may have to challenge the proposed regulations in court, where a favorable outcome cannot be predicted. In the event the proposed regulations are adopted and enforced as written, we could be forced to substantially modify the design and play of our current offering of Class II games. Any litigation would be time consuming and expensive. Also, if we were required to modify our current offering of Class II games, we cannot assure you that our modified games could be operated at speeds materially comparable to the speeds at which our current offering of Class II games can be played or that any modified games would appeal to the gaming and entertainment preferences of end users.

The comment period on the proposed rules has been extended through May 12, 2002. We cannot predict whether the proposed rules will be adopted in their current form, or as modified, or at all.

On April 15, 2002, we received an advisory opinion from the Deputy General Counsel of the NIGC, stating that MegaNanza was a Class III game as defined by the IGRA. The advisory opinion was in response to a request we made more than a year ago seeking a determination by the NIGC that MegaNanza is a Class II game. Advisory opinions rendered by the Deputy General Counsel are not the final decisions of the NIGC and are not binding upon the Chairman of the NIGC or upon the NIGC itself.

We cannot predict whether a majority of the NIGC commissioners will agree with the advisory opinion, if they will be open to discussion on the subject, or if the Chairman of the NIGC will exercise his statutory right to take enforcement actions against tribes that continue to operate MegaNanza. The gaming commissions of our Class II customers previously independently determined that MegaNanza and our other New-Generation games are Class II games. We cannot predict whether the advisory opinion will cause any of these customers to change their independent determinations. We expect that some customers will seek to deploy our newer Class II gaming systems, and others will challenge the advisory opinion through the regulatory resolution process, and in court, if necessary.

We regularly face legal uncertainties in Class II gaming, and believe that we will be able to respond to the extent necessary, to any changes in laws and regulations and to the needs of our customers by rapidly adopting, developing and deploying new products.

On April 18, 2002, we filed a lawsuit in the United States District Court for the Northern District of Oklahoma, Tulsa, Oklahoma, against the NIGC seeking a judicial declaration that two versions of MegaNanza are Class II games. A successful challenge to the Class II status of our MegaNanza game could materially and adversely affect our business. Even if successful, litigation can be time-consuming, costly and distract management's attention. In addition, these or other regulatory developments or any regulatory enforcement actions could disrupt our or our customers' business operations, impair our operating results, or cause a decline in our customers' purchase of our products.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  No exhibits are filed as part of this Quarterly Report on Form 10-Q.

(b) A report on Form 8-K was filed by the Company on March 11, 2002, reporting a presentation to analysts and investors.

     A report of Form 8-K was filed by the Company on April 11, 2002, reporting on the receipt of an advisory opinion from the NIGC.

     A report of Form 8-K was filed by the Company on April 23, 2002, reporting a presentation to analysts and investors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 13, 2002                        Multimedia Games, Inc.


                                          By: /s/ Craig S. Nouis .
                                             ---------------------
                                             Craig S. Nouis
                                             Chief Financial and Principal
                                             Accounting Officer