Form 10-Q
period 2002-06-30
MULTIMEDIA GAMES INC
filed 2002-08-14
CIK 896400

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-Q

 [X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended: June 30, 2002

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

           For the transition period from ___________ to ____________

                         Commission File Number: 0-28318

                             MULTIMEDIA GAMES, INC.
             (Exact Name of Registrant as Specified in its Charter)

                 TEXAS                                     74-2611034
    (State or Other Jurisdiction of               (IRS Employer Identification
             Incorporation)                                 Number)

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

Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes X   No __

As of June 30, 2002 there were 12,817,413 shares of the Company's Common Stock, par value $.01, outstanding.

                                    FORM 10-Q

                                      INDEX

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
 (As of June 30, 2002 (unaudited) and September 30, 2001 (audited)).............................................3

Unaudited Condensed Consolidated Statements of Income
 (For the three months ended June 30, 2002 and 2001)............................................................4

Unaudited Condensed Consolidated Statements of Income
 (For the nine months ended June 30, 2002 and 2001).............................................................5

Unaudited Condensed Consolidated Statements of Cash Flows
 (For the nine months ended June 30, 2002 and 2001).............................................................6

Notes to Unaudited Consolidated Financial Statements............................................................7

Item 2.  Management's Discussion and Analysis of Financial Conditions and Results of Operations................12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk............................................27

PART II. OTHER INFORMATION
--------------------------

Item 1.  Legal Proceedings.....................................................................................28

Item 4.  Submission of Matters to a Vote of Security Holders...................................................29

Item 6.  Exhibits and Reports on Form 8-K......................................................................29

                                     PART I
                              FINANCIAL INFORMATION

                             MULTIMEDIA GAMES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2002 AND SEPTEMBER 30, 2001

                                                                              JUNE 30,           SEPTEMBER 30,
                                                                               2002                 2001
                                                                        ------------------    ------------------
                                                                           (Unaudited)            (Audited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                            $       19,593,000    $        4,868,000
   Accounts receivable
     Trade                                                                       4,471,000             3,794,000
     Game reserve                                                                       --                81,000
     Other                                                                         494,000               123,000
   Allowance for doubtful accounts                                                (620,000)             (343,000)
   Inventory                                                                     1,409,000             2,634,000
   Prepaid expenses                                                              2,798,000             1,877,000
   Notes receivable                                                                974,000               711,000
   Deferred taxes                                                                  627,000               765,000
                                                                        ------------------    ------------------
         Total current assets                                                   29,746,000            14,510,000
Restricted cash and long-term investments                                        1,393,000             1,764,000
Inventory - non-current                                                          5,636,000             4,096,000
Property and equipment, net                                                     37,797,000            21,664,000
Deferred taxes                                                                     313,000             1,895,000
Other assets                                                                       549,000               375,000
Goodwill, net                                                                      342,000               363,000
                                                                        ------------------    ------------------
         Total assets                                                   $       75,776,000    $       44,667,000
                                                                        ==================    ==================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                                    $          277,000    $               --
   Accounts payable and accrued expenses                                        12,525,000             7,673,000
   Federal income tax payable                                                           --             1,150,000
   State income tax payable                                                      2,025,000             1,377,000
   Halls' share of surplus                                                         765,000                    --
   Prize fulfillment fees payable                                                   20,000                99,000
                                                                        ------------------    ------------------
         Total current liabilities                                              15,612,000            10,299,000
Long-term debt, less current portion                                               372,000                    --
Other long-term liabilities                                                      1,398,000             2,000,000
                                                                        ------------------    ------------------
         Total liabilities                                                      17,382,000            12,299,000
                                                                        ------------------    ------------------
Commitments and contingencies (Note 2)
Stockholders' equity:
   Preferred stock, Series A, $0.01 par value, 2,000,000 shares authorized, none and 9,203 shares issued and outstanding,
    respectively                                                                        --                    --
   Common stock, $0.01 par value, 25,000,000 shares authorized
    13,891,758 and 12,983,538 shares issued, and
    12,817,413 and 11,909,799 shares outstanding, respectively                     139,000               130,000
   Additional paid-in capital                                                   40,434,000            32,586,000
   Stockholders' notes receivable                                               (2,190,000)           (1,896,000)
   Treasury stock, 1,074,345 and 1,073,739 shares
    at cost, respectively                                                       (5,847,000)           (5,830,000)
   Retained earnings                                                            25,858,000             7,378,000
                                                                        ------------------    ------------------
         Total stockholders' equity                                             58,394,000            32,368,000
                                                                        ------------------    ------------------
         Total liabilities and stockholders' equity                     $       75,776,000    $       44,667,000
                                                                        ==================    ==================

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                             MULTIMEDIA GAMES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE THREE MONTHS ENDED JUNE, 2002 AND 2001

                                                                              2002                   2001
                                                                         -----------------      ----------------
                                                                            (Unaudited)            (Unaudited)
REVENUES:
   Gaming revenue - Class II                                             $      74,048,000      $     32,692,000
   Gaming revenue - Class III                                                    1,630,000             1,369,000
   Player station sale and lease revenue                                         2,546,000             1,228,000
   Other                                                                           396,000               150,000
                                                                         -----------------      ----------------
         Total revenues                                                         78,620,000            35,439,000
   Bingo prizes and related costs                                                 (395,000)             (426,000)
   Allotments to hall operators                                                (52,366,000)          (23,180,000)
                                                                         -----------------      ----------------
         Net revenues                                                           25,859,000            11,833,000
                                                                         -----------------      ----------------
OPERATING COSTS AND EXPENSES:
   Cost of electronic player stations sold                                       1,334,000               592,000
   Selling, general and administrative expenses                                  8,809,000             5,003,000
   Write off of offering costs                                                     780,000                    --
   Amortization and depreciation                                                 3,622,000             2,685,000
                                                                         -----------------      ----------------
         Total operating costs and expenses                                     14,545,000             8,280,000
                                                                         -----------------      ----------------
         Operating income                                                       11,314,000             3,553,000
Interest income                                                                     76,000                25,000
Interest expense                                                                   (10,000)             (198,000)
                                                                         -----------------      ----------------
Income before income taxes                                                      11,380,000             3,380,000
Income tax expense                                                              (4,537,000)           (1,425,000)
                                                                         -----------------      ----------------
         Net income                                                      $       6,843,000      $      1,955,000
                                                                         -----------------      ----------------
Basic earnings per share                                                 $            0.54      $           0.23
                                                                         =================      ================
Diluted earnings per share                                               $            0.47      $           0.16
                                                                         =================      ================

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                             MULTIMEDIA GAMES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                              2002                   2001
                                                                         -----------------      ----------------
                                                                            (Unaudited)           (Unaudited)
REVENUES:
   Gaming revenue - Class II                                             $     201,672,000      $     76,836,000
   Gaming revenue - Class III                                                    4,419,000             3,393,000
   Player station sale and lease revenue                                         6,324,000             3,135,000
   Other                                                                         1,049,000               666,000
                                                                         -----------------      ----------------
         Total revenues                                                        213,464,000            84,030,000
   Bingo prizes and related costs                                               (1,127,000)           (1,914,000)
   Allotments to hall operators                                               (142,792,000)          (54,260,000)
                                                                         -----------------      ----------------
         Net revenues                                                           69,545,000            27,856,000
                                                                         -----------------      ----------------
OPERATING COSTS AND EXPENSES:
   Cost of electronic player stations sold                                       4,149,000             1,502,000
   Selling, general and administrative expenses                                 23,960,000            13,105,000
   Write off of offering costs                                                     780,000                   ---
   Amortization and depreciation                                                10,433,000             7,294,000
                                                                         -----------------      ----------------
         Total operating costs and expenses                                     39,322,000            21,901,000
                                                                         -----------------      ----------------
         Operating income                                                       30,223,000             5,955,000
Interest income                                                                    189,000                82,000
Interest expense                                                                   (38,000)             (530,000)
                                                                         -----------------      ----------------
Income before income taxes                                                      30,374,000             5,507,000
Income tax expense                                                             (11,890,000)           (2,243,000)
                                                                         -----------------      ----------------
         Net income                                                      $      18,484,000      $      3,264,000
                                                                         -----------------      ----------------
Basic earnings per share                                                 $            1.50      $           0.39
                                                                         =================      ================
Diluted earnings per share                                               $            1.27      $           0.31
                                                                         =================      ================

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                             MULTIMEDIA GAMES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                               2002                   2001
                                                                         -----------------      ----------------
                                                                           (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $      18,484,000      $      3,264,000
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
   Amortization and depreciation                                                10,433,000             7,294,000
   Options issued to consultants                                                    54,000                    --
   Provision for bad debts                                                         616,000                50,000
   Loss on disposal of property and equipment                                           --                 1,000
   Inventory reserve                                                               325,000               180,000
   Deferred taxes                                                                1,720,000              (872,000)
   Tax benefit of stock options exercised                                        4,692,000             1,609,000
   (Increase) decrease in:
     Accounts receivable                                                        (1,387,000)             (403,000)
     Inventory                                                                  (4,390,000)           (4,609,000)
     Prepaid expenses                                                             (921,000)           (1,891,000)
     Other assets                                                                  (30,000)              (28,000)
     Federal and state income tax payable                                       (5,194,000)           (2,187,000)
     Other long-term liabilities                                                        --               500,000
     Prize fulfillment fees payable                                                (79,000)              (42,000)
     Notes receivable                                                             (263,000)            1,856,000
     Accounts payable and accrued expenses                                       4,352,000             4,519,000
     Halls' share of surplus                                                       846,000             (367,000)
                                                                         -----------------      ----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                       29,258,000             8,874,000
                                                                         -----------------      ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property and equipment and patents                           (22,939,000)           (8,310,000)
   Proceeds from sale of property and equipment                                         --                40,000
   Restricted cash and long-term investments
    and other long-term liabilities                                                269,000               (13,000)
                                                                         -----------------      ----------------
NET CASH USED IN INVESTING ACTIVITIES                                          (22,670,000)           (8,283,000)
                                                                         -----------------      ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options, warrants,
    and related tax benefit                                                      7,803,000             5,261,000
   Proceeds from (repayments on) note payable, net                                 649,000              (943,000)
   Principal payments of debt                                                           --              (274,000)
   Payment on NGI lawsuit settlement                                                    --              (440,000)
   Increase in stockholders' notes receivable                                     (294,000)           (1,104,000)
   Preferred stock dividends                                                        (4,000)              (74,000)
   Purchase of treasury stock                                                      (17,000)           (1,797,000)
                                                                         -----------------      ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        8,137,000               629,000
                                                                         -----------------      ----------------
Net increase in cash and cash equivalents                                       14,725,000             1,220,000
Cash and cash equivalents, beginning of period                                   4,868,000             1,315,000
                                                                         -----------------      ----------------
Cash and cash equivalents, end of period                                 $      19,593,000      $      2,535,000
                                                                         =================      ================
SUPPLEMENTAL CASH FLOW DATA:
   Interest paid                                                         $          38,000      $        440,000
                                                                         =================      ================
   Federal income tax paid                                               $       5,359,000      $      1,710,000
                                                                         =================      ================
NON-CASH TRANSACTIONS:
   Transfer of inventory to property and equipment                       $       3,750,000      $      1,956,000
                                                                         =================      ================
   Offset a note receivable against related deferred revenue             $              --      $        400,000
                                                                         =================      ================

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

The financial statements included herein as of June 30, 2002, and for each of the three and nine months ended June 30, 2002 and 2001 have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States of America, and the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the three and nine months ended June 30, 2002 are not necessarily indicative of the results which will be realized for the year ending September 30, 2002.

Revenue Recognition. The Company derives its Class II gaming revenues primarily from participation arrangements with its customers. Under these arrangements, the Company retains ownership of player stations installed at customers' bingo halls and receives revenue based on a percentage of the hold per day generated by each player station. The hold per day is reported by the Company as gaming revenue and represents the total amount wagered by end users on its player stations less the total amount of prizes paid to end users. Payments made to the halls for their share of the hold per day are recorded in the Company's results of operations as "Allotments to Hall Operators" and are deducted from the Company's total revenues to arrive at its net revenues. A comparatively small and declining share of the Company's Class II gaming revenue is from the sale of Class II player stations under lease-purchase arrangements. Under lease-purchase arrangements, the Company receives a series of lease payments based on a percentage of a customer's revenue generated from the leased player station. At the end of the lease period, the Company transfers ownership of the player station to the customer.

The majority of the Company's Class III video lottery systems are sold for an up-front purchase price. In addition, the Company also receives back-office fees based on a share of the hold per day. Back-office fees cover service and maintenance of the back-office server installed in each hall to run the Company's Class III games and the related player tracking systems. For those video lottery systems sold to customers, the back-office fees are considerably smaller than the revenue share received from Class II player stations being rented under participation agreements, and generally only cover the Company's operating costs. Accordingly, the Company derives revenues from Class III gaming to a greater extent from the sale of player stations as compared to the Class II market. The Company also enters into either participation or lease-purchase arrangements for its Class III systems that are similar to those for its Class II systems.

Inventory. The Company's current inventory consists primarily of completed player station units and computer equipment components for Class III electronic player stations expected to be sold within the next year. Non-current inventory comprises both completed Class II player stations, and new and refurbished computer equipment components for Class II player stations the Company expects to lease to hall operators under operating leases. Accordingly, the Company transfers these leased units from inventory to property and equipment upon consummation of the leases. Inventory is carried at the lower of cost (first-in, first-out) or market. The Company annually evaluates its inventory's obsolescence and update the reserve as necessary.

Property and Equipment. Property and equipment are stated at cost. The cost of property and equipment is depreciated over their estimated useful lives generally using the straight-line method. Equipment under leases which could convey ownership to the lessee at the end of the lease term is depreciated over the shorter of the lease term or three years. Substantially all of the Company's property and equipment is depreciated over two to five years. Sales and retirements of depreciable property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in operations.

The Company's agreements with the tribes provide that ownership of any MegaBingo satellite dishes and monitoring equipment purchased by the Company and placed at the hall locations revert to the ownership of the tribe at the end of the agreement. Accordingly, such equipment is depreciated over the shorter of the term of the agreement or three years. This provision does not apply to electronic player stations and related equipment, except for electronic player stations purchased by the tribe.

                             MULTIMEDIA GAMES, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Internally developed gaming software is stated at cost, and its cost is depreciated over its estimated useful life, generally using the straight-line method. Substantially all of the Company's internally developed software is depreciated over 18 months to five years. Game software development costs are capitalized while the project is under development and are depreciated once the software is placed into service. Any subsequent software maintenance costs are expensed as incurred. Software development projects which are discontinued are expensed as such determination is made.

Management reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment is measured by the amount by which the carrying amount of the assets exceeds their fair value, considering the discounted future net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal.

Reclassifications. Certain reclassifications were made to the prior period financial statements to conform to the current period financial statement presentation. These reclassifications did not have a significant impact on previously reported financial position or results of operations.

Accounting Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts and inventory obsolescence, asset lives of equipment, deferred tax assets, and the provision for and disclosure of litigation and loss contingencies. Actual results may differ materially from these estimates in the near term.

Stock Split. On January 24, 2002, the Board of Directors authorized a three-for-two split of the Company's common stock, paid in the form of a stock dividend on February 11, 2002. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock split.

Income Per Common Share. Income per common share is computed in accordance with Statement of Financial Accounting Standards No. 128 (FAS 128). Presented below is the computation of basic and diluted earnings per share also presented in the accompanying statements of income.

                                                                          THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                       2002                  2001
                                                               -------------------  -------------------
Income available to common shareholders - basic                $         6,843,000  $         1,930,000
                                                               ===================  ===================
Income available to common shareholders - diluted              $         6,843,000  $         1,955,000
                                                               ===================  ===================
Weighted average common shares outstanding                              12,669,643            8,480,390
Effect of dilutive securities:
   Options                                                               1,787,471            1,664,068
   Warrants                                                                143,262            1,549,329
   Convertible preferred stock                                                  --              647,326
                                                               -------------------  -------------------
Weighted average common and potential shares outstanding                14,600,376           12,341,113
                                                               ===================  ===================
Basic earnings per share                                       $              0.54  $              0.23
                                                               ===================  ===================
Diluted earnings per share                                     $              0.47  $              0.16
                                                               ===================  ===================

                             MULTIMEDIA GAMES, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                                          NINE MONTHS ENDED
                                                                               JUNE 30,
                                                                       2002                 2001
                                                               -------------------  -------------------
Income available to common shareholders - basic                $        18,480,000  $         3,190,000
                                                               ===================  ===================
Income available to common shareholders - diluted              $        18,484,000  $         3,264,000
                                                               ===================  ===================
Weighted average common shares outstanding                              12,348,204            8,250,195
Effect of dilutive securities:
   Options                                                               2,010,097            1,092,181
   Warrants                                                                215,354              534,950
   Convertible preferred stock                                              15,427              650,970
                                                               -------------------  -------------------
Weighted average common and potential shares outstanding                14,589,082           10,528,296
                                                               ===================  ===================
Basic earnings per share                                       $              1.50  $              0.39
                                                               ===================  ===================
Diluted earnings per share                                     $              1.27  $              0.31
                                                               ===================  ===================

Stock-Based Compensation. The Company applies Accounting Principles Board Opinion, or APB, No. 25 in accounting for its stock option plans, rather than the alternative fair value accounting provided under SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, no compensation expense is recognized for grants of options to common law employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company's grants in 2001 and 2000, no compensation expense has been recognized.

2.  COMMITMENTS AND CONTINGENCIES

Indian Gaming. Virtually all of the Company's business relates to gaming activities on Native American lands. These activities are subject to the Johnson Act and to the Indian Gaming Regulatory Act (IGRA) which created the National Indian Gaming Commission (NIGC). IGRA identifies three classes of gaming, which are each subject to varying degrees of regulation by federal, state and tribal gaming authorities. Most of the Company's revenues are derived from Class II gaming, which includes bingo and games similar to bingo, and which under IGRA are regulated by the NIGC and Native American gaming authorities, and are not regulated by states. All other common gambling games, including slot machines, most table games and video lottery terminals, are Class III gaming and may be played only pursuant to a compact between a Native American tribe and the state in which that tribe is located. The Johnson Act defines "illegal games" and "illegal equipment," which include any "machine or mechanical device" designed "primarily" for gambling that, when operated, delivers money to a player "as the result of the application of an element of chance." In recently adopted regulations, however, the NIGC has determined that electronic or electromechanical devices that serve to broaden player participation in the game of bingo and games similar to bingo by allowing multiple players to play with or against one another rather than with or against a machine are not Johnson Act devices.

IGRA requires all Native American tribes to adopt ordinances regulating gaming conducted on their lands. These ordinances often include establishing gaming commissions that make their own judgments about whether an activity is Class II or Class III gaming. While IGRA is intended to preempt state regulation of Class II gaming, individual states are becoming increasingly proactive in attempting to regulate Native American gaming conducted within their borders. This includes states' making their own assessment of whether an activity is Class II or Class III gaming, attempting to influence Class II gaming, and including Class II gaming devices in the total when considering limits on the number of Class III devices allowed. This will likely lead to litigation and other conflicts between tribes and states.

Some fundamental issues relating to the scope and intent of IGRA, the jurisdiction and authority of the NIGC, other federal agencies, state authorities and Native American governments, and the regulation of gaming on Native American lands remain unresolved and ambiguous. As a result, the legality of the Company's activities can be subject to regulatory challenges, litigation, and enforcement actions by multiple regulatory bodies. Any such action could materially and adversely affect the Company's ability to install and operate its player stations and games, could be costly to defend and could divert management's time and attention away from operations.

While the Company treats all regulatory issues with importance, there are two regulatory issues that are viewed as most critical and to which the Company devotes the greatest amount of human and financial resources. One is the "game classification" issue, i.e., whether a gaming activity is Class II gaming and therefore subject only to self regulation by tribal gaming authorities and to the rules and regulations under IGRA, or whether it is Class III gaming, which can be legally conducted only pursuant to a compact between the tribe and the state in which the tribe is located. The second is whether the player stations used in the play of the Company's games are "technological aids" to the play of Class II gaming, and therefore legal under IGRA, or whether the player stations are illegal Johnson Act devices or illegal electronic facsimiles of Johnson Act devices.

                             MULTIMEDIA GAMES, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

In January 2001, the Company introduced a new Class II game called MegaNanza. MegaNanza generated approximately $47.5 million, or 36%, of total revenues for the Company's fiscal year ended September 30, 2001, and approximately $158.8 million, or 74%, of total revenues for the nine months ended June 30, 2002. On April 15, 2002, the Company received an advisory opinion from the Deputy General Counsel of the NIGC stating that MegaNanza and its related family of games were Class III games as defined by IGRA. The advisory opinion relied heavily upon two factors in reaching its conclusion. First, that the ball draw for each MegaNanza bingo game occurred prior to, rather than after, the sale of bingo cards to players and, second, upon proposed rules published by the NIGC on March 22, 2002 that would have changed the definitions of legally permissible technological aids and illegal electronic facsimiles used in the play of Class II gaming in a manner adverse to the Company's method of operating its games.

On April 18, 2002, the Company filed a lawsuit in the United States District Court for the Northern District of Oklahoma against the NIGC seeking a judicial declaration that the MegaNanza family of games are Class II games. These games operate in what is called "nonstandard sequence," meaning that the ball draw occurs before bingo cards are sold to players. On June 14, 2002, the NIGC, represented by and acting through the Department of Justice (DOJ) filed a motion to dismiss the case, claiming the Court lacked jurisdiction on various procedural grounds. On July 11, 2002, the Company responded to the DOJ's motion to dismiss. The Court has yet to rule on the DOJ's motion.

On June 17, 2002, the NIGC adopted final rules on the definitions of legally permissible technological aids and illegal electronic facsimiles used in the play of Class II gaming. This action was based on a two-to-one vote of the Commission, with the NIGC Chairman in the minority. These new rules differed significantly from the rules initially proposed by the NIGC on March 22, 2002, which had been major concepts relied upon by the Deputy General Counsel of the NIGC in her April 15, 2002 advisory opinion finding MegaNanza to be Class III gaming. The final rules are believed by the Company to support its current method of game operation, including the MegaNanza family of games. Nevertheless, under the rules of IGRA that grant the Chairman exclusive authority to bring enforcement actions against tribes believed by the Chairman to be conducting illegal gaming, on June 17, 2002, the NIGC Chairman issued a Notice of Violation
(NOV) to the Company's largest customer, threatening the tribe with significant fines and penalties unless it immediately ceased the play of MegaNanza.

In view of the threat raised by the NOV, the Company's largest customer immediately ceased play of MegaNanza and, together with two of the Company's other major tribal customers, sought to join in the Company's pending action against the NIGC. Along with the Company, the tribes further sought an injunction against the NIGC from pursuing the existing NOV or taking any other enforcement actions against these tribes or any other Native American customers of the Company. On June 24, 2002, the Court granted the relief requested by the Company and enjoined the NIGC "from issuing or further pursuing any notices of violation, penalties, or closure orders with respect to the MegaNanza family of games." The injunction will remain in effect until further order of the Court.

The Company cannot predict what the outcome of the pending litigation against the NIGC will be, including whether the Court will grant the NIGC's pending motion to dismiss for lack of jurisdiction. A successful challenge to the Class II status of the MegaNanza game could materially and adversely affect the Company's business. Even if the Company is successful on the merits, litigation is time-consuming, very costly and distracts management's attention away from operations.

There is no assurance that new laws and regulations relating to the Company's business will not be enacted or that existing laws and regulations will not be amended or reinterpreted in a manner adverse to the Company's business. Any regulatory change could materially and adversely affect the installation and use of existing and additional player stations, games and systems, and the Company's ability to generate revenues from some or all of its Class II games. Regulatory uncertainty also increases the Company's cost of doing business. The Company dedicates significant time and incurs significant expense for new game development without any assurance that the NIGC or other federal, state and local agencies or Native American governments will agree that new or enhanced games meet applicable regulatory requirements. The Company also devotes significant time and expense to dealing with federal, state and tribal agencies having jurisdiction over Native American gaming, and in complying with the various regulatory regimes that govern its business.

Other Litigation. On June 11, 2002, the Company was named a defendant in a complaint filed in the Los Angeles County Superior Court alleging breach of contract by the Company. The complaint alleges that in July 1995, the plaintiff acquired the perpetual right to purchase at any time in the future 28,125 shares of MGAM common stock at $2.64 per share. The warrant certificate issued to the plaintiff at the time of purchase expressly stated that the plaintiff's

                             MULTIMEDIA GAMES, INC.
       NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

right to purchase common stock expired on July 31, 1998. On that date, the market price of the Company's common stock was less than $2.64 per share and the plaintiff's warrant was not exercised. Plaintiff alleges that representations made to plaintiff at the time of purchase caused him to believe that there was no expiration date to the warrants, and seeks damages in an amount equal to the profit plaintiff could have realized by exercising the warrants and selling the common stock at the highest sale price during the period from February 16, 2002 (the date plaintiff first demanded that the Company honor the plaintiff's request to exercise the warrants) and the date the case comes to trial. In July 2002, the Company answered the complaint and denied any liability. The case is in a very preliminary stage and no discovery has been taken. The Company intends to vigorously defend the case and expects the cost of its defense to be expensive. The Company cannot predict what the outcome of the case will be.

On June 22, 2002, the Company was named a defendant in a complaint filed by the Oneida Indian Nation in the United States District Court for the Western District of Washington alleging patent infringement by the Company. The plaintiff alleges infringement of two patents, both entitled "Cashless Computerized Video Game System and Method," and seeks damages in an unspecified amount and an injunction against the Company for any future infringement. The Company intends to vigorously defend the case and expects the cost of its defense to be expensive. The Company cannot predict what the outcome of the case will be.

Lease Commitment. On July 15, 2002, the Company entered into a 5-year lease agreement for its new corporate offices in Austin, Texas. Under this operating lease, annual payments will range from $500,000 to $620,000.

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

We derive our Class II gaming revenues primarily from participation arrangements with our customers. Under these arrangements, we retain ownership of player stations installed at our customers' bingo halls and receive revenue based on a percentage of the hold per day generated by each player station. The hold per day is reported by us as gaming revenue and represents the total amount wagered by end users on a given player station less the total amount of prizes paid to end users. Payments made to the halls for their share of the hold per day are recorded in our results of operations as "Allotments to Hall Operators," and are deducted from our total revenues to arrive at our net revenues. A comparatively small and declining share of our Class II gaming revenue is from the sale of Class II player stations under lease-purchase arrangements. Under these arrangements, we receive a series of lease payments based on a percentage of a customer's revenue generated from the leased player station. At the end of the lease period, we transfer ownership of the player station to the customer. Due to the pace at which we introduce new technology into our games and systems, we believe our Class II customers generally prefer to rent our player stations under participation arrangements rather than to incur capital costs that may be lost to obsolescence. Our reporting of revenues from our television bingo game show, MegaBingo, which accounts for the balance of our Class II gaming revenues, differs from this model. We record revenues from MegaBingo prior to the payment of prizes to end users and prior to an allotment to the hall operator of its share of MegaBingo revenues.

Our recent revenue growth has been driven primarily by our technological innovations and the increase in the installed base of our player stations. Our gaming platforms enable us to regularly launch new games that we believe provide end users with greater levels of entertainment. We believe that this leads to a greater number of end users and to increased end-user spending rates. Our New-Generation gaming platform operates at considerably faster speeds than our Legacy platform, generally resulting in end users playing a greater number of games on our New-Generation platform than they otherwise could have on our Legacy gaming platform in the same amount of time. As a result of the faster speed of play and higher payout ratios, we believe that end users derive a higher level of satisfaction from playing our New-Generation platform games. We believe that this enhanced satisfaction results in end users playing games for longer periods of time than they would have played on our Legacy platform, resulting in a higher hold per day on our New-Generation platform player stations.

Since our inception, we have produced MegaBingo, a live paper bingo game featuring a live bingo ball draw that we televise to multiple bingo halls throughout the United States. MegaBingo enables players in participating halls to compete with players in other halls in a single live bingo game to win a large jackpot prize. During the nine months ended June 30, 2002, MegaBingo revenues were $962,000, and represent a declining percentage of our revenues. In May 1996, we introduced our Class II MegaMania game, the first in a series of high-speed, interactive bingo games based on our Legacy platform and played on player stations linked with one another via a nationwide, online telecommunications network. In January 2001, we introduced our Class II MegaNanza game, based on our New-Generation platform, which plays faster than our Legacy games and has generated increased revenues for us and our customers. In June, 2002, we introduced Reel Time Bingo, a New-Generation-based high-speed standard sequence bingo game, in which the cards are purchased before the balls are drawn. In June 1999, we first installed Class III video lottery systems in the state of Washington, which currently is one of the states where Class III video lottery systems are permitted by Native American-state compact.

The majority of our Class III video lottery systems are sold for an up-front purchase price. In addition, we also receive back-office fees based on a share of the hold per day. Back-office fees cover our service and maintenance of the back-office server installed in each hall to run our Class III games and the related player tracking systems. For those video lottery systems sold to our customers, the back-office fees are considerably smaller than the revenue share we receive from Class II player stations being rented under participation agreements, and generally only cover our operating costs. Accordingly, we derive our revenues from Class III gaming to a greater extent from the sale of player stations as compared to the Class II market. We also enter into either participation or lease-purchase arrangements for our Class III video lottery systems that are similar to those for our Class II systems.

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

In addition to bingo prizes and related costs and allotments to hall operators, our next largest expense directly related to our Class II and Class III gaming revenue is amortization and depreciation. We own approximately 83% of our Class II player stations and we generally depreciate the cost of these player stations over three years. With certain Class III customers, we sell player stations under lease purchase agreements, and depreciate these player stations over the term of the lease, which is generally one to three years. We also capitalize certain costs related to the design and development of our gaming products and systems. We generally amortize internally developed games over an eighteen month period, and gaming platforms over a three-year period. During the nine months ended June 30, 2002, we capitalized $720,000 of internal software costs. Our cost of player stations sold is the smallest component of our expenses as a percentage of our total revenues, and is commensurate with the contribution made by player station sales to our total revenues.

RECENT DEVELOPMENTS

On March 22, 2002, the NIGC proposed rules that, if adopted, could have resulted in a finding that MegaNanza was a Class III game. Based in part on these proposed rules, the Deputy General Counsel of the NIGC issued an advisory opinion on April 15, 2002 with a finding that MegaNanza was a Class III game. On June 17, 2002, the NIGC adopted final rules on the definitions of legally permissible technological aids and illegal electronic facsimiles used in the play of Class II gaming. We believe that MegaNanza is a Class II game, particularly in light of the final rules, and we do not believe MegaNanza is being played in any casino under the jurisdiction of a tribal gaming commissioner currently maintaining a determination that MegaNanza is a Class III game. However, on June 17, 2002, the NIGC issued a notice of violation to our largest customer based on its use of MegaNanza, threatening the tribe with fines and penalties unless it immediately ceased play of the game.

These actions by the NIGC have adversely affected our operating results. Despite a preliminary injunction issued on June 24, 2002 by the court in our litigation with the NIGC, our largest customer nevertheless asked us to replace our MegaNanza games with Reel Time Bingo, our second game introduced on our New Generation platform. Ultimately, our customer removed 450 of our MegaNanza player stations; of these, approximately 100 stations were already scheduled for removal as part of our ongoing program of changing the mix of player stations and games at customer facilities in order to attain an optimum overall return. However, the remaining player stations were located in a major metropolitan area, and were among the machines generating our highest hold per day.

To date, we have realized a lower hold per player station on our Reel Time Bingo games than we have historically realized with MegaNanza. We believe this is a result of technical and operational challenges we face as we introduce new machines. In particular, we believe that our holds on Reel Time Bingo will improve as players gain familiarity with the game, more player stations are added to the network, and we make minor technical improvements based upon our experience operating the game. Nevertheless, during the quarter ended June 30, 2002, we experienced a loss of revenue resulting from the difference between the holds experienced with Reel Time Bingo and holds we would have realized had we been able to continue operating our MegaNanza games with our largest customer, and resulting from start-up operational and technical difficulties we experienced as we switched from one game to the other. We also experienced increased costs associated with increasing the presence of our customer service personnel at our customers' gaming facilities during the transition, and with changing game-specific glass and other player station graphics.

RESULTS OF OPERATIONS

NUMBER OF INSTALLED PLAYER STATIONS

The following table outlines our installed player station base as of June 30:

                                                 2002           2001
                                           --------------  --------------
      INSTALLED END OF PERIOD:
        Class II
           New-Generation Platform                  4,603           1,164
           Legacy Platform                          2,472           3,259
                                           --------------  --------------
             Total Class II                         7,075           4,423
                                           ==============  ==============
        Class III                                   2,093           1,381
                                           ==============  ==============

THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Total revenues increased 122% to $78.6 million in the three months ended June 30, 2002, from $35.4 million in the same period of 2001. This increase primarily resulted from more MegaNanza electronic player stations being in place during the second quarter of fiscal 2002 compared to the same quarter of fiscal 2001. For the three months ended June 30, 2002, New-Generation games generated revenues of $60.4 million, based on an average of 4,197 electronic player stations in daily operation during the period. For the three months ended June 30, 2002, we had an average of 2,531 Class II Legacy player stations in daily operation, a 25% decrease from 3,364 in the same period of 2001. This decrease was primarily the result of the replacement of many of our Legacy player stations with our more profitable New-Generation player stations. Total revenues from Class III games increased 19% to $1.6 million for the three months ended June 30, 2002, from $1.4 million for the same period in 2001. This primarily resulted from an increase in the number of Class III player stations installed, from 1,381 as of June 30, 2001, to 2,093 as of June 30, 2002.

Player station sale and lease revenue increased by 107% to $2.5 million for the three months ended June 30, 2002 from $1.2 million in same period of 2001. This increase was primarily the result of the sale of Class III player stations during the current quarter and corresponding growth in revenue from Class III licensing fees.

Other revenue, which consisted primarily of service and maintenance fees, increased 164% to $396,000 for the three months ended June 30, 2002, from $150,000 in the same period of 2001. This increase was related to a greater number of player stations in place.

Bingo prizes and related costs decreased 7% to $395,000 for the three months ended June 30, 2002 from $426,000 in the same period of 2001. This decrease was caused primarily by lower insurance costs due to the changes in game format.

Allotments to hall operators increased 126% to $52.4 million for the three months ended June 30, 2002, from $23.2 million in the same period of 2001. This increase was attributable to the increase in hall commissions related to our Class II gaming, and is commensurate with the overall increase in our Class II gaming revenue.

Cost of sales increased to $1.3 million for the three months ended June 30, 2002 from $592,000 in the same period of 2001. This increase was commensurate with the overall increase in our player stations and licenses sold.

Selling, general and administrative expenses increased 76% to $8.8 million for the three months ended June 30, 2002 from $5.0 million in the same period of 2001. This increase is commensurate with the overall increase in revenues. Salaries and wages increased primarily as a result of additional personnel hired to address our Class II electronic gaming network needs and the pursuit of new business, including the Class III video lottery business. Employee benefits increased as a result of accrued performance-based incentives to be paid as year-end bonuses to officers and employees, and an increase in health and life insurance premiums due to a greater number of employees. Legal and professional fees increased primarily as a result of the need for increased legal and professional services related to the NIGC litigation.

Write off of offering costs related to the abandoned public offering amounted to $780,000 for the three months ended June 30, 2002. No such fees were recorded in the prior fiscal year.

Amortization and depreciation expense increased 33% to $3.6 million for the three months ended June 30, 2002, from $2.7 million for the same period of 2001, primarily as a result of depreciation on a greater number of player stations in service. Amortization and depreciation for 2001 was comparably higher because it included a greater number of Class III player stations under lease-purchase agreements. We depreciate these over their shorter lease-purchase term of six to eighteen months, rather than the three-year schedule on which we depreciate Class II player stations rented to our customers.

Interest income increased 204% to $76,000 for the three months ended June 30, 2002, from $25,000 in the same period of 2001. The interest income increase was primarily the result of greater cash balances compared to the same quarter of the last fiscal year.

Interest expense decreased 95% to $10,000 for the three months ended June 30, 2002, from $198,000 in the same period of 2001. This decrease related to the decrease in our outstanding debt, primarily from the payment of the remaining balance on our existing credit facility in September 2001.

Income tax expense increased 218% to $4.5 million for the three months ended June 30, 2002, from $1.4 million in the same period of 2001. This represented an effective tax rate of 40% and 42%, respectively, for each of the three months ended June 30, 2002 and 2001.

NINE MONTHS ENDED JUNE 30, 2002 AND 2001

Total revenues increased 154% to $213.5 million in the nine months ended June 30, 2002, from $84.0 million in the same period in 2001. This increase was primarily the result of the introduction of MegaNanza in January 2001. For the nine months ended June 30, 2002, New-Generation games generated revenues of $158.8 million, based on an average of 3,426 electronic player stations in daily operation during the period. For the nine months ended June 30, 2002, we had an average of 2,758 Class II Legacy player stations in daily operation, a 24% decrease from 3,634 in the same period of 2001. This decrease was primarily the result of the replacement of many of our Legacy player stations with our more profitable New Generation player stations. Total revenues from Class III games increased 30% to $4.4 million for the nine months ended June 30, 2002, from $3.4 million for the same period in 2001. This primarily resulted from an increase in the number of Class III player stations installed, from 1,381 as of June 30, 2001, to 2,093 as of June 30, 2002.

Player station sale and lease revenue increased by 102% to $6.3 million for the nine months ended June 30, 2002, from $3.1 million for the same period of 2001. This increase was primarily the result of increased Class III player station and license placement in the third quarter of fiscal 2002.

Other revenue, which consisted primarily of service and maintenance fees, increased 58% to $1.0 million for the nine months ended June 30, 2002, from $666,000 in the same period of 2001. This increase was related to a greater number of player stations in place.

Bingo prizes and related costs decreased 41% to $1.1 million for the nine months ended June 30, 2002, from $1.9 million in the same period of 2001. This decrease was caused primarily by the decrease in MegaBingo revenues discussed above.

Allotments to hall operators increased 163% to $142.8 million for the nine months ended June 30, 2002, from $54.3 million in the same period in 2001. This increase was attributable to the increase in hall commissions related to our Class II gaming activities and is commensurate with the overall increase in our Class II gaming revenue.

Cost of sales increased 176% to $4.1 million for the nine months ended June 30, 2002, from $1.5 million in the same period of 2001. This increase was commensurate with the overall increase in our player stations and licenses sold.

Selling, general and administrative expenses increased 82% to $24.0 million for the nine months ended June 30, 2002, from $13.1 million in the same period of 2001. Salaries and wages increased primarily as a result of additional personnel hired to address our Class II electronic gaming network needs and the pursuit of new business, including the Class III video lottery business. Employee benefits increased as a result of accrued performance-based incentives covering substantially all employees, and an increase in health and life insurance premiums due to a greater number of employees. Advertising and promotions expenses increased primarily as a result of our enhanced effort to advertise and promote certain games in 2002. Legal and professional fees increased primarily as a result of increased legal and professional services related to the NIGC litigation. Consulting and contract labor increased primarily due to our increased emphasis on the development, upgrade and maintenance of games and systems.

Write off of offering costs related to the abandoned public offering amounted to $780,000 for the nine months ended June 30, 2002. No such fees were recorded in the prior fiscal year.

Amortization and depreciation expense increased 43% to $10.4 million for the nine months ended June 30, 2002, from $7.3 million for the same period of 2001, primarily as a result of depreciation on a greater number of player stations in service. Amortization and depreciation for 2001 was comparably higher because it included a greater number of Class III player stations under lease-purchase agreements. We depreciate these over their shorter lease-purchase term of six to eighteen months, rather than the three-year schedule on which we depreciate Class II player stations rented to our customers.

Interest income increased 130% to $189,000 for the nine months ended June 30, 2002, from $82,000 in the same period of 2001. The interest income increase was primarily the result of greater cash balances during this fiscal year.

Interest expense decreased 93% to $38,000 for the nine months ended June 30, 2002, from $530,000 in the same period of 2001. This decrease related to the decrease in our outstanding debt, primarily from the payment of the remaining balance on our existing credit facility in September 2001.

Income tax expense increased 430% to $11.9 million for the nine months ended June 30, 2002, from $2.2 million in the same period of 2001. This represented an effective tax rate of 39% and 41% for the nine months ended June 30, 2002 and 2001, respectively.

The trademarks and tradenames used by us include: Betnet(TM), MegaBingo(R), MegaMania(R), MegaNanza(TM), and Reel Time Bingo(TM). All references herein to those trademarks and tradenames are deemed to include the applicable tradename or trademark designation.

CRITICAL ACCOUNTING POLICIES

We prepare our condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. There can be no assurance that actual results will not differ from those estimates. We believe the following represent our most critical accounting policies:

Revenue Recognition. We derive our Class II gaming revenues primarily from participation arrangements with our customers. Under these arrangements, we retain ownership of player stations installed at our customers' bingo halls and receive revenue based on a percentage of the hold per day generated by each player station. We report the hold per day as gaming revenue. The hold represents the total amount wagered by end users on our player stations less the total amount of prizes paid to end users. Payments made to the halls for their share of the hold per day are recorded in our results of operations as "Allotments to Hall Operators," and are deducted from our total revenues to arrive at our net revenues. A comparatively small and declining share of our Class II gaming revenue is from the sale of Class II player stations under lease-purchase arrangements. Under our lease-purchase arrangements, we receive a series of lease payments based on a percentage of a customer's revenue generated from the leased player station. At the end of the lease period we transfer ownership of the player station to the customer.

The majority of our Class III video lottery systems to date have been sold for an up-front purchase price. In addition, we also receive back-office fees based on a share of the hold per day. Back-office fees cover our service and maintenance of the back-office server installed in each hall to run our Class III games and the related player tracking systems. For those video lottery systems sold to our customers, the back-office fees are considerably smaller than the revenue share we receive from Class II player stations being rented under participation agreements, and generally only cover our operating costs. Accordingly, we derive our revenues from Class III gaming to a greater extent from the sale of player stations as compared to the Class II market. We also enter into either participation or lease-purchase arrangements for our Class III video lottery systems that are similar to those for our Class II systems.

Inventory. Our current inventory consists primarily of completed player station units and computer equipment components for Class III electronic player stations we expect to sell within the next year. Our non-current inventory comprises both completed Class II player stations, and new and refurbished computer equipment components for Class II player stations we expect to lease to hall operators under operating leases. Accordingly, we transfer these leased units from inventory to our property and equipment upon consummation of the leases. Inventory is carried at the lower of cost (first-in, first-out) or market. We annually evaluate our inventory's obsolescence and update the reserve as necessary.

Property and Equipment. We state property and equipment at cost. The cost of property and equipment is depreciated over their estimated useful lives generally using the straight-line method. Equipment under leases which could convey ownership to the lessee at the end of the lease term is depreciated over the shorter of the lease term or three years. Substantially all of our property and equipment is depreciated over two to five years. Sales and retirements of depreciable property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in operations.

Our agreements with the tribes provide that ownership of any MegaBingo satellite dishes or other monitoring equipment we purchased and placed at the hall locations reverts to the tribe at the end of the agreement. We depreciate this equipment over the shorter of the term of the agreement or three years. Generally, these provisions do not apply to electronic player stations and related equipment, except for player stations purchased by the tribe.

We state internally developed gaming software at cost, and we depreciate its cost over its estimated useful life, generally using the straight-line method. We depreciate substantially all of our internally developed software over 18 months to five years. We capitalize game software development costs when the project is under development, and depreciate the software once in service. We expense any subsequent software maintenance costs as incurred. Software development projects which are discontinued are expensed as such determination is made.

We review our review our property and equipment for impairment whenever events or changes in circumstances indicate we may not recover the carrying amount of an asset. We measure recoverability of assets to be held and used by comparing the carrying amount of an asset to future net cash flows expected to be generated by the asset. If we determine an asset to be impaired, we measure the impairment as the amount by which the carrying amount of the assets exceeds their fair value, considering the discounted future net cash flows. We report assets to be disposed of at the lower of the carrying amount or the fair value less costs of disposal.

Stock-based Compensation. We apply Accounting Principles Board Opinion, or APB, No. 25 in accounting for our stock option plans, rather than the alternative fair value accounting provided under SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB 25, no compensation expense is recognized for grants of options to common law employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on our grants in 2001 and 2000, no compensation expense has been recognized.

ACCOUNTING PRONOUNCEMENTS ISSUED BUT NOT YET ADOPTED

Statement of Financial Accounting Statements, or SFAS, No. 142 requires, among other things, that we no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires us to identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS 142. We are required to apply SFAS 142 in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS 142. Currently, we do not expect that adopting SFAS 142 will have a material impact on our financial position and results of operations.

In August 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 provides accounting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. Adoption of this standard will not have any immediate effect on our consolidated financial statements. We will apply this guidance prospectively.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force, or EITF, Issue No. 94-3. We will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company's commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, we had unrestricted cash and cash equivalents of $19.6 million, compared to $4.9 million at September 30, 2001. Our working capital at June 30, 2002 was $14.1 million, compared to $4.2 million at September 30, 2001.

As of June 30, 2002, total contractual cash obligations were as follows:

                                   LESS THAN   ONE TO FOUR
                                   ONE YEAR       YEARS        TOTAL
                                  -----------  -----------  -----------
          Long-term debt/(1)/     $   278,000  $   372,000  $   650,000
          Operating leases/(2)/       472,000      486,000      958,000
          Purchase Commitments        250,000           --      250,000
                                  -----------  -----------  -----------
               Total              $ 1,000,000  $   858,000  $ 1,858,000
                                  ===========  ===========  ===========
               /(1)/ Long-term  debt  represents  a  three-year  auto-
                     purchase loan that has an annual interest rate of 8% and matures in June 2005.

               /(2)/ Operating leases for our facilities and office
                     equipment that expire at various times throughout
                     2004.

                     On July 15, 2002, the Company entered into a 5-year lease agreement for its new corporate offices in Austin, Texas. Under this operating lease, annual payments will range from $500,000, to $620,000.

Cash flow provided by operating activities was $29.3 million for the nine months ended June 30, 2002, compared to $8.9 million for the same period in 2001. This increase was primarily the result of improved operations for 2002, partially offset by an increase in accounts receivable and inventory.

Cash used in investing activities was $22.7 million for the nine months ended June 30, 2002, compared to $8.3 million for the same period in 2001. The increase resulted from an increase in the acquisition of property and equipment to $22.9 million for the nine months ended June 30, 2002, compared to $8.3 million for the same period in 2001. During the nine months ended June 30, 2002, we spent $20.5 million for player stations. We also spent $2.4 million to acquire an airplane, which we believe will provide a significant competitive advantage and enable us to more rapidly respond to sales opportunities and support issues throughout our customer base, much of which is located in areas that are difficult to reach in a timely manner with standard commercial flights. We do not believe ongoing expenses associated with the aircraft will be material.

Cash provided by financing activities was $8.1 million for the nine months ended June 30, 2002, compared to $629,000 for the same period in 2001. For the nine months ended June 30, 2002, we received proceeds from the exercise of stock options and warrants and the related tax benefit totaling $7.8 million. The cash flow provided by financing activities for the nine months ended June 30, 2001 related primarily to proceeds from the exercise of stock options and warrants and the related tax benefit totaling $5.3 million, partially offset by repayment of debt, increase in stockholders' notes receivable, and the purchase of treasury stock.

Our Board of Directors authorized us to repurchase 450,000 shares of our common stock, effective April 2000, and an additional 1,500,000 shares of our common stock, effective September 2001. The timing and total number of shares repurchased will depend on prevailing market conditions and other investment opportunities. During fiscal 2000 and 2001, we repurchased 190,875 and 831,866 shares of our common stock at an average cost of $2.67 and $6.31, respectively. No shares were repurchased by us during the quarter ended June 30, 2002, when we had approximately 3.0 million options and warrants outstanding, with exercise prices ranging from $1.33 to $30.95 per share. Of the options and warrants outstanding, approximately 740,000 were exercisable at June 30, 2002.

Our projected capital expenditures for the next year will be used primarily for player stations to be placed under rental arrangements with our Class II customers, and may include substantial capital expenditures in connection with potential acquisitions and gaming facility development. In pursuing these opportunities, we may make expenditures that could significantly affect our cash flow and liquidity, and use a significant portion of both our cash flow from operations and any proceeds we receive from any debt or equity financing we undertake. Our total capital expenditures will depend upon the number of player stations that we are able to place in service during the year. Additional capital expenditures will be required for player stations if we are successful in introducing our games into new markets such as the charity bingo market. In addition to manufacturing our own player stations, we also purchase player stations and licenses from Bally Gaming Inc. and WMS Gaming Inc.

In May 2002, the New York Lottery notified us that it had selected us as the winning vendor in a competitive procurement to provide the central system for video lottery games to be operated at New York state racetracks. The award is currently being appealed by certain competitors, and our entering into a definitive agreement with the state of New York for this project is subject to and contingent upon final negotiation of terms and final approval by New York state officials. If we do enter into a definitive agreement with the state of New York, we believe that it will be necessary to spend at least $10 million in the following six months to develop, produce and implement the system.

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

SEASONALITY

We believe our operations are not materially affected by seasonal factors, although we have experienced fluctuations in our revenues from period to period. After the holiday season, our revenues generally build steadily, with our last fiscal quarter, ending September 30, traditionally being our strongest.

CONTINGENCIES

For information regarding contingencies, see "PART I - Item 1. Financial Statements - Commitments and Contingencies, " and "PART II - Item 1. Legal Proceedings."

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

FUTURE EXPECTATIONS AND FORWARD-LOOKING STATEMENTS

This Quarterly Report and the information incorporated herein by reference contains various "forward-looking statements" within the meaning of federal and state securities laws, including those identified or predicated by the words "believes," anticipates," "expects," "plans," or similar expressions. Such statements are subject to a number of uncertainties and risks that could cause the actual results to differ materially from those projected. These risks are described throughout this Quarterly Report on Form 10-Q, which you should read carefully, and include, but are not limited to, the uncertainties inherent to the outcome of any litigation of the type described in this quarterly report under "PART II - Item 1. Legal Proceedings," as well as those other factors as described under "PART I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Risk Factors." Given these uncertainties, readers of this Quarterly Report are cautioned not to place undue reliance upon such statements.

CERTAIN RISK FACTORS

The following risk factors could materially and adversely affect our operating results and could cause actual events to differ materially from those predicted in any forward-looking statements related to our business.

We face legal and regulatory uncertainties that threaten our ability to conduct our business, increase our cost of doing business and divert substantial management time away from our operations.

Virtually all of our business relates to gaming activities on Native American lands. These activities are subject to the Johnson Act and IGRA, which created the NIGC. IGRA identifies three classes of gaming which are each subject to specific degrees of regulation. The Johnson Act defines "illegal games" and "illegal equipment," which include any

"machine or mechanical device" designed "primarily" for gambling that, when operated, delivers money to a player "as the result of the application of an element of chance."

All Native American tribes are required by IGRA to adopt ordinances to regulate gaming as a condition of their right to conduct gaming on Native American lands. These ordinances often include the establishment of gaming commissions that make their own judgment about whether an activity is Class II or Class III gaming. Generally, this independent judgment has been exercised for games introduced into the market prior to any determination of legality by the NIGC. Historically, when the NIGC has determined that an activity is Class III gaming after it has been introduced, tribes have either been unwilling to continue the activity or game or have litigated the matter in federal court.

Individual states are also becoming increasingly proactive in attempting to regulate Native American gaming conducted within their borders. State agencies often make their own assessment of whether an activity is Class II or Class III gaming independent of the NIGC, IGRA, and federal and Native American governments.

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

We cannot assure you that new laws and regulations relating to our business will not be enacted or that existing laws and regulations will not be amended or reinterpreted in a manner adverse to our business. Any regulatory change could materially and adversely affect the installation and use of existing and additional player stations, games and systems and our ability to generate revenues from some or all of our Class II games. Regulatory uncertainty also increases our cost of doing business. We dedicate significant time and incur significant expense on new game development without any assurance that the NIGC or other federal, state and local agencies or Native American governments will agree that each of our games meets applicable regulatory requirements. We also devote significant time and expense in dealing with federal, state and Native American agencies having jurisdiction over Native American gaming and in complying with the various regulatory regimes that govern our business.

If the NIGC continues to assert that the MegaNanza family of games are Class III games, we could be required to replace those games and our business could be adversely affected.

In January 2001, we introduced the first of a family of new Class II games called MegaNanza65. The MegaNanza family of games generates a significant portion of our revenues and earnings.

On April 15, 2002, we received an advisory opinion from the Deputy General Counsel of the NIGC, stating that MegaNanza and its related family of games were Class III games as defined by IGRA. The advisory opinion relied heavily upon two factors in reaching its conclusion. First, that the ball draw for each MegaNanza bingo game occurred prior to, rather than after, the sale of bingo cards to players and, second, upon proposed rules published by the NIGC on March 22, 2002 that would have changed the definitions of legally permissible technological aids and illegal electronic facsimiles used in the play of Class II gaming in a manner adverse to our method of operating our games.

On April 18, 2002, we filed a lawsuit in the United States District Court for the Northern District of Oklahoma against the NIGC seeking a judicial declaration that two versions of MegaNanza are Class II games. Both versions operate in what is called "nonstandard sequence," meaning that the ball draw occurs before bingo cards are sold to players. On June 14, 2002, the NIGC, represented by and acting through the Department of Justice, or DOJ, filed a motion to dismiss the case, claiming the Court lacked jurisdiction on various procedural grounds. On July 11, 2002, we responded to the DOJ's motion to dismiss. The Court has yet to rule on the DOJ's motion.

On June 17, 2002, the NIGC adopted final rules on the definitions of legally permissible technological aids and illegal electronic facsimiles used in the play of Class II gaming. This action was based on a two-to-one vote of the Commission, with the NIGC Chairman in the minority. These new rules differed significantly from the rules initially proposed by the NIGC on March 22, 2002 and that had been relied upon by the Deputy General Counsel of the NIGC in her April 15, 2002, advisory opinion finding MegaNanza to be Class III gaming. We believe the final rules support our current method of game operation, including the MegaNanza family of games. Nevertheless, under the rules of IGRA that grant the Chairman exclusive authority to bring enforcement actions against tribes believed by the Chairman to be conducting illegal gaming, on June 17, 2002, the Chairman issued a Notice of Violation, or NOV, to our largest customer, threatening the tribe with significant fines and penalties unless it immediately ceased the play of MegaNanza.

In view of the threat raised by the NOV, our largest customer immediately ceased play of MegaNanza and, together with two of our other major tribal customers, sought to join us in our pending action against the NIGC. We and the tribes further sought an injunction against the NIGC from pursuing the existing NOV or taking any other enforcement actions against these tribes or any of our other Native American customers. On June 24, 2002, the Court granted the relief we requested and enjoined the NIGC "from issuing or further pursuing any notices of violation, penalties, or closure orders with respect to the MegaNanza family of games." The injunction will remain in effect until further order of the Court.

We cannot predict what the outcome of the pending litigation against the NIGC will be, including whether the Court will grant the NIGC's pending motion to dismiss for lack of jurisdiction. A successful challenge to the Class II status of the MegaNanza game could materially and adversely affect our business. Even if we are successful on the merits, litigation is time-consuming, very costly and distracts management's attention away from operations.

There is no assurance that new laws and regulations relating to our business will not be enacted or that existing laws and regulations will not be amended or reinterpreted in a manner adverse to our business. Any regulatory change could materially and adversely affect the installation and use of existing and additional player stations, games and systems, and our ability to generate revenues from some or all of our Class II games. Regulatory uncertainty also increases our cost of doing business. We dedicate significant time and incur significant expense for new game development without any assurance that the NIGC or other federal, state and local agencies or Native American governments will agree that new or enhanced games meet applicable regulatory requirements. We also devote significant time and expense to dealing with federal, state and tribal agencies having jurisdiction over Native American gaming, and in complying with the various regulatory regimes that govern our business.

Our business is subject to various licensing regimes imposed by gaming regulatory authorities.

We have obtained all state licenses, lottery board licenses, Native American gaming commission licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our gaming activities. These include a license from the State of Washington to sell Class III video lottery systems, licenses from the lottery boards of the State of Texas and the District of Columbia and licenses from all applicable Native American gaming commissions. We cannot assure you that new licenses, permits and approvals that may be required in the future will be granted to us. The suspension, revocation, non-renewal or limitation of any of our licenses would have a material adverse effect on our business, financial condition and results of operations.

We are dependant upon a few customers who are based in Oklahoma.

For the year ended September 30, 2001, the Chickasaw Nation of Oklahoma and the Cherokee Nation of Oklahoma accounted for approximately 28% and 14% of our gaming revenues, respectively.

The significant concentration of our customers in Oklahoma means that:

  . local economic changes may adversely affect our customers, and therefore our business, more suddenly and disproportionately than would changes in national economic conditions; and

  . our business would be materially and adversely affected if Oklahoma were to adopt Class III gaming by compacts with our Oklahoma customers.

The loss of any of these tribes as our customers would have a material and adverse effect upon our financial condition and results of operations. We do not operate under a written agreement with the Chickasaw Nation of Oklahoma. See "Risk Factors - We do not rely upon the term of our customer contracts to retain the business of our customers."

Our future performance will depend on our ability to introduce new games and enhancements that are widely accepted and played.

Our recent revenue growth has been driven primarily by our technological innovations and the increased number and use of our installed base of player stations. Our New-Generation gaming platform allows us to produce games that play faster than our Legacy games and generate increased revenues for our customers and for us. In January 2001, we introduced MegaNanza, our first game based on the New-Generation platform. In June 2002, we introduced Reel Time Bingo, a high-speed standard sequence bingo game.

Our future performance will depend on our ability to successfully and cost-effectively develop and introduce new and enhanced games that will be widely accepted both by our tribal customers and their end users. Our New-Generation platform enables us to more effectively launch new games that we believe are more entertaining for end users, thus providing us and our customers with greater revenues.

However, we may experience delays in game development in the future, or we may not be successful in developing, introducing and marketing new games or game enhancements on a timely and cost effective basis. In addition, our new games may be subject to challenge by the NIGC or the DOJ based on the IGRA, the Johnson Act or some other regulatory scheme. If we are unable, for technological or other reasons, to develop and introduce new games or enhancements of existing products in a timely manner in response to changing regulatory, legal or market conditions or customer requirements, or if new products or new versions of existing products do not achieve market acceptance, our business would be seriously harmed.

Our expansion into non-Indian gaming activities will present new challenges and risks that could adversely affect our business or results of operations.

Our growth strategy includes selling our games and technology into segments of the gaming industry other than Native American gaming, principally the charity bingo market and new Class III video lottery jurisdictions. In May 2002, the New York Lottery notified us that it had selected us as the winning vendor in a competitive procurement to provide the central system for video lottery games to be operated at New York state racetracks.

We do not believe that these activities are currently subject to a nationwide regulatory system such as the one created by the Indian Gaming Regulatory Act, and regulation is on a state-by-state basis. In addition, federal laws relating to gaming, such as the Johnson Act, which regulates slot machines and similar gambling devices, would also apply to new video lottery jurisdictions absent authorized state law exemptions. If we were to expand into these new markets, we would expect to encounter legal and regulatory uncertainties similar to those we face in our Native American gaming business. Successful growth in accordance with this strategy may require us to make certain changes to our games to ensure that they comply with applicable regulatory regimes and may require us to obtain additional licenses. Importantly, in certain jurisdictions and for certain venues our ability to enter these markets will depend on changes to existing laws and regulatory regimes. These changes are subject to a great degree of uncertainty and may never be achieved. We cannot assure you that we will be successful in entering into other segments of the gaming industry.

Generally, our selling games and technology into new segments involves a number of uncertainties, including:

  . whether our resources and expertise will enable us to effectively operate and grow in such new markets;
  . whether our internal processes and controls are mature enough to function effectively within these segments;
  . whether we have enough experience to accurately predict revenues and expenses in these new segments; and
  . whether entering such segments will divert management attention and resources from our traditional business.

If we are unable to effectively develop and operate within these segments, then entering into these new segments could have a material adverse effect on our business, operating results and financial condition. Moreover, we may not be able to obtain the anticipated or desired benefits of such new lines of business.

We compete for both customers and end users with other vendors of Class II and Class III games. We also compete for end users with other forms of entertainment. To remain competitive, we must continue to develop new game themes and systems that appeal to end users.

We compete with other Class II vendors for customers, primarily on the basis of the amount of profit our gaming products generate for our customers in relation to gaming products offered by other vendors. We believe that the most important factor influencing our customers' product selection is the appeal of those products to end users. This appeal has a direct effect on the volume of play by end users, and drives the amount of revenues generated for and by our customers. Our ability to remain competitive depends primarily on our ability to continuously develop new game themes and systems that appeal to end users and to introduce those game themes and systems in a timely manner. In addition, our new or modified gaming products that are intended for the Class II market must be designed and operated to meet the requirements of Class II gaming. We cannot assure you that we will continue to develop and introduce appealing new game themes and systems that meet the requirements of Class II gaming in a timely manner, or at all. In addition, there can be no assurance that others will not independently develop games similar to our Class II games.

If the Class II market expands and the legal and regulatory uncertainties regarding Class II gaming are resolved, we could see increased competition in the Class II market from Class III vendors, many of whom have significantly greater financial resources than we do. Increased competition could have a materially adverse affect on our ability to sell our products, generate revenue and maintain our profit margins.

Given the limitations placed on Class II gaming, we may not be able to successfully compete in gaming jurisdictions and facilities where slot machines, table games and other forms of Class III gaming are permitted. Furthermore, increases in the popularity of, and competition from, an expansion of Class III gaming or Internet and other account wagering gaming services, which allow end users to wager on a wide variety of sporting events and to play traditional casino games from home, could have a material adverse effect on our business, financial condition, operating results and prospects.

Changes in regulation or regulatory interpretations could require us to modify the terms of our contracts with customers.

The NIGC has considered the provisions of the agreements under which we provide our Class II games, equipment and services and has determined that these agreements are "service contracts" and are not "management contracts." Management contracts are subject to additional regulatory requirements and oversight. Our contracts could be subject to further review at any time. Any further review of these agreements by the NIGC could require substantial modification to our agreements and result in their redesignation as management contracts, which could materially and adversely affect the terms on which we conduct our business.

We may seek to expand our business through acquisitions or by jointly developing or expanding gaming and related facilities with our customers. We have limited experience with these activities and may not realize a satisfactory return, if any, on our investment, and we could lose some or all of our investment.

If appropriate opportunities present themselves, we may acquire other complementary businesses, technologies, services or products. We are exploring the possibility of the joint development of gaming and related facilities on Native American land where we can install our games and player stations. We also may seek to enter into strategic relationships and provide financing and development services for new or expanded gaming and related facilities for our customers. We currently have no binding agreements to acquire any third party or to provide any financing to our customers for the development or expansion of their facilities. We cannot assure you that the anticipated benefits of any acquisition, strategic relationship or financing would be realized. We may not be able to complete or integrate future acquisitions successfully.

In connection with one or more of those transactions, we may:

  .   issue additional equity securities which would dilute stockholders;
  .   extend secured and unsecured credit which may not be repaid;
  .   incur debt on terms unfavorable to us or that we are unable to repay;
  .   incur contingent liabilities;
  .   integrate additional employees and fixed assets that we must maintain; and
  .   incur amortization expenses related to goodwill and other intangible assets.

We have limited experience in these types of activities. Accordingly, an acquisition or a strategic relationship, development effort or financing may result in unforeseen operating difficulties, financial risks or required expenditures that could adversely affect our liquidity. It may also divert the time and distract the attention of our management that would otherwise be available for ongoing development of our business. If we provide financing or development services to our customers, we may not realize a satisfactory return, if any, on our investment and we could lose some or all of our investment.

We may not be successful in protecting our intellectual property rights or avoiding claims that we are infringing upon the intellectual property rights of others.

We rely upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect our proprietary rights and technology, but these laws and contractual provisions provide only limited protection. We rely to a greater extent upon proprietary know-how and continuing technological innovation to maintain our competitive position. Insofar as we rely on trade secrets, unpatented know-how and innovation, there is no assurance that others will not independently develop similar technology or that secrecy will not be breached. The issuance of a patent does not necessarily mean that our technology does not infringe upon the intellectual property rights of others. Accordingly, we cannot assure you that we will not be subject to infringement claims from other parties. Problems with patents or other rights could increase the cost of our products or delay or preclude new product development and commercialization. If infringement claims against us are valid, we may seek licenses that might not be available to us on acceptable terms or at all. Litigation could be costly and time-consuming, but may be necessary to protect our proprietary rights or to defend against infringement claims. We could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others or in asserting claims against others.

We rely on software licensed from third parties and technology provided by third-party vendors, the loss of which could increase our costs and delay software shipments. We also rely on technology provided by third-party vendors which, if disrupted, could suspend play at some of our player stations.

We integrate various third-party software products as components of our software. Our business would be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our software to function with alternate third-party software or develop these components ourselves, which would result in increased costs and could result in delays in our software shipments. Furthermore, we might be forced to limit the features available in our current or future software offerings.

We also rely on the technology of third-party vendors, such as telecommunication providers, to operate our "Betnet" network. A serious or sustained disruption to the provisions of these services could result in some of our player stations being non-operational for the duration of the disruption, which would adversely affect our ability to generate revenue from those player stations.

We do not rely upon the term of our customer contracts to retain the business of our customers.

Our contracts with our customers are on a year-to-year or multi-year basis and we have no written contract with our largest customer, the Chickasaw Nation of Oklahoma. We do not rely upon the stated term of our customer contracts to retain the business of our customers. We rely instead upon providing competitively superior player stations, games and systems to give our customers the incentive to continue to do business with us. At any point in time, a significant portion of our business is subject to non-renewal, which could materially and adversely affect our earnings and financial condition.

If our key personnel leave us, our business will be significantly adversely affected.

We depend on the continued performance of the members of our senior management team and our technology team. Gordon T. Graves, our Chairman and Chief Executive Officer, has extensive experience in the Native American gaming business and has contributed significantly to the growth of our business. If we lose the services of Mr. Graves, Clifton E. Lind, our President and Chief Operating Officer, or any of our other senior officers or our directors or any member of our technology team, and cannot find suitable replacements for such persons in a timely manner, it could have a material adverse effect on our business.

Enforcement of remedies or contracts against Native American tribes could be difficult.

Governing and Native American Law. Federally recognized Native American tribes are independent governments, subordinate to the United States, with sovereign powers, except as those powers may have been limited by treaty or by the United States Congress. Native American power to enact their own laws to regulate gaming is an exercise of Native American sovereignty, as recognized by IGRA. Native American tribes maintain their own governmental systems and often their own judicial systems. Native American tribes have the right to tax persons and enterprises conducting business on Native American lands, and also have the right to require licenses and to impose other forms of regulation and regulatory fees on persons and businesses operating on their lands.

Native American tribes, as sovereign nations, are generally subject only to federal regulation. Although Congress may regulate Native American tribes, states do not have the authority to regulate Native American tribes unless such authority has been specifically granted by Congress. State laws generally do not directly apply to Native American tribes and activities taking place on Native American lands, unless the tribe has a specific agreement or compact with the state or federal government allowing for the application of state law. In the absence of a conflicting federal or properly authorized state law, Native American law governs.

Our contracts with Native American customers provide that the law of the state in which a tribe is located will be the governing law of those contracts. We cannot assure you, however, that these choice of law clauses are enforceable.

Sovereign Immunity; Applicable Courts. Native American tribes generally enjoy sovereign immunity from suit similar to that of the states and the United States. In order to sue a Native American tribe (or an agency or instrumentality of a Native American tribe), the Native American tribe must have effectively waived its sovereign immunity with respect to the matter in dispute.

Our contracts with Native American customers include a limited waiver of each tribe's sovereign immunity and provide that any dispute regarding interpretation, performance or enforcement shall be submitted to, and resolved by, arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and that any award, determination, order or relief resulting from such arbitration is binding and may be entered in any court having jurisdiction. In the event that such waiver of sovereign immunity is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a tribe. These rights and remedies include, but are not limited to, our right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract.

If a Native American tribe has effectively waived its sovereign immunity, there exists an issue as to the forum in which a lawsuit can be brought against the tribe. Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native Americans. Federal courts may have jurisdiction if a federal question is raised by the suit, which is unlikely in a typical contract dispute. Diversity of citizenship, another common basis for federal court jurisdiction, is not generally present in a suit against a tribe because a Native American tribe is not considered a citizen of any state. Accordingly, in most commercial disputes with tribes, the jurisdiction of the federal courts, which are courts of limited jurisdiction, may be difficult or impossible to obtain. There can be no assurance that we could effectively enforce any arbitration decision.

The National Gambling Impact Study Commission's recommendations may adversely affect the gaming industry and our operations.

The National Gambling Impact Study Commission was established by the United States Congress to conduct a comprehensive study of the social and economic impact of gaming in the United States. On April 28, 1999, the National Gambling Impact Study Commission voted to recommend that the expansion of gaming be curtailed. In June 1999, the National Gambling Impact Study Commission issued a final report of its findings and conclusions, together with recommendations for legislative and administrative actions. Highlights of some of those recommendations include:

  .   legal gaming should be restricted to those at least 21 years of age;

  .   betting on college and amateur sports should be banned;

  . the introduction of casino-style gaming at pari-mutuel racing facilities for the primary purpose of saving pari-mutuel facilities that otherwise may not be financially viable, for the purpose of competing with other forms of gaming should be prohibited;

  .   internet gaming should be banned in the United States;

  . the types of gaming activities allowed by Native American tribes within a given state should be consistent with the gaming activities allowed to other persons in that state; and

  . state, local and Native American governments should recognize that casino gaming provides economic development, particularly for economically depressed areas, as opposed to stand-alone slot machines (e.g., in convenience stores), Internet gaming and lotteries, which do not provide the same economic development.

Any regulation of the gaming industry which may result from the National Gambling Impact Study Commission's report may have an adverse effect on the gaming industry and on our financial condition and results of operations.

We may incur prize payouts in excess of game revenues.

Our contracts with our Native American customers relating to our Legacy platform games provide that our customers receive, on a daily basis, an agreed percentage of gross gaming revenues based upon an assumed level of prize payouts, rather than the actual level of prize payouts. This can result in our paying our customers amounts greater than our customers' percentage share of the actual hold per day. In addition, because the prizes awarded in our games are based upon assumptions as to the number of players in each game and statistical assumptions as to the frequency of winners, we may experience on any day, or over short periods of time, a "game deficit" where the total aggregate amount of prizes paid exceeds aggregate game revenues. If we have to make any excess payments to customers or experience a game deficit over any statistically relevant period of time, we are contractually entitled to adjust the rates of prize payout to end users in order to recover any deficit. We cannot assure you that, in the future, we will not miscalculate our statistical assumptions or for other reasons experience abnormally high rates of jackpot prize wins which may materially and adversely affect our cash flow on a temporary or long-term basis and which could materially and adversely affect our earnings and financial condition.

Any disruption in our network or telecommunications services could affect our ability to operate our games, which would result in reduced revenues and customer down time.

If we lose the services of one or more of our telecommunications provider for any reason, we could experience disruption in our network availability and our games may experience down time as a result. This disruption to our business could result in a decrease in our revenue from the loss of play.

Our network is susceptible to outages due to fire, floods, power loss, break-ins and similar events. We have multiple site back-up for our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results and financial condition.

Adverse weather conditions in the areas in which we operate could have a material adverse effect on our results of operations and financial condition.

Adverse weather conditions, particularly flooding, heavy snowfall and other extreme weather conditions, often deter our end users from traveling or make it difficult for them to frequent the sites where our games are installed. If any of the sites where our games are installed were to experience prolonged adverse weather conditions, or if the sites in Oklahoma where a significant number of our games are installed were to simultaneously experience adverse weather conditions, our results of operations and financial condition would be materially adversely affected.

Worsening economic conditions may adversely affect our business.

The demand for entertainment and leisure activities tends to be highly sensitive to consumers' disposable incomes, and thus a decline in general economic conditions may lead to our end users having less discretionary income with which to wager. This could cause a reduction in our revenues and have a material adverse effect on our operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not subject to any interest rate, exchange rate, or commodity price risks.

                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 2001, we introduced a new Class II game called MegaNanza. MegaNanza generated approximately $47.5 million, or 36%, of total revenues for our fiscal year ended September 30, 2001, and approximately $158.8 million, or 74%, of total revenues for the nine months ended June 30, 2002. On April 15, 2002, we received an advisory opinion from the Deputy General Counsel of the NIGC stating that MegaNanza and its related family of games were Class III games as defined by IGRA. The advisory opinion relied heavily upon two factors in reaching its conclusion. First, that the ball draw for each MegaNanza bingo game occurred prior to, rather than after, the sale of bingo cards to players and, second, upon proposed rules published by the NIGC on March 22, 2002 that would have changed the definitions of legally permissible technological aids and illegal electronic facsimiles used in the play of Class II gaming in a manner adverse to us and to the method of operating our games.

On April 18, 2002, we filed a lawsuit in the United States District Court for the Northern District of Oklahoma against the NIGC seeking a judicial declaration that two versions of MegaNanza are Class II games. Both versions operate in what is called "nonstandard sequence," meaning that the ball draw occurs before bingo cards are sold to players. On June 14, 2002, the NIGC, represented by and acting through the DOJ, filed a motion to dismiss the case, claiming the Court lacked jurisdiction on various procedural grounds. On July 11, 2002, we responded to the DOJ's motion to dismiss. The Court has yet to rule on the DOJ's motion.

On June 17, 2002, the NIGC adopted final rules on the definitions of legally permissible technological aids and illegal electronic facsimiles used in the play of Class II gaming. This action was based on a two-to-one vote of the commission, with the NIGC Chairman in the minority. These new rules differed significantly from the rules initially proposed by the NIGC on March 22, 2002 and that had been relied upon by the Deputy General Counsel of the NIGC in her April 15, 2002, advisory opinion finding MegaNanza to be Class III gaming. We believe the final rules support our current method of game operation, including the MegaNanza family of games. Nevertheless, under the rules of IGRA that grant the Chairman exclusive authority to bring enforcement actions against tribes believed by the Chairman to be conducting illegal gaming, on June 17, 2002, the Chairman issued an NOV to our largest customer, threatening the tribe with significant fines and penalties unless it immediately ceased the play of MegaNanza.

In view of the threat raised by the NOV, our largest customer immediately ceased play of MegaNanza, and together with two other major tribal customers, sought to join in with us in our pending action against the NIGC. Along with us, the tribes further sought an injunction against the NIGC from pursuing the existing NOV or taking any other enforcement actions against these tribes or any other of our Native American customers. On June 24, 2002, the Court granted the relief requested by us and enjoined the NIGC "from issuing or further pursuing any notices of violation, penalties, or closure orders with respect to the MegaNanza family of games." The injunction will remain in effect until further order of the Court.

We cannot predict what the outcome of the pending litigation against the NIGC will be, including whether the Court will grant the NIGC's pending motion to dismiss for lack of jurisdiction. A successful challenge to the Class II status of the MegaNanza game could materially and adversely affect our business. Even if we are successful on the merits, litigation is time-consuming, very costly and distracts management's attention away from operations.

There is no assurance that new laws and regulations relating to our business will not be enacted or that existing laws and regulations will not be amended or reinterpreted in a manner adverse to our business. Any regulatory change could materially and adversely affect the installation and use of existing and additional player stations, games and systems, and our ability to generate revenues from some or all of our Class II games. Regulatory uncertainty also increases our cost of doing business. We dedicate significant time and incurs significant expense for new game development without any assurance that the NIGC or other federal, state and local agencies or Native American governments will agree that new or enhanced games meet applicable regulatory requirements. We also devote significant time and expense to dealing with federal, state and tribal agencies having jurisdiction over Native American gaming, and in complying with the various regulatory regimes that govern our business.

Other Litigation. On June 11, 2002, we were named a defendant in a complaint filed in the Los Angeles County Superior Court alleging breach of contract. The complaint alleges that in July 1995, the plaintiff acquired the perpetual right to purchase at any time in the future 28,125 shares of our common stock at $2.64 per share. The warrant certificate issued to the plaintiff at the time of purchase expressly stated that the plaintiff's right to purchase common stock expired on July 31, 1998, on which date, the market price of our common stock was less than $2.64 per share and the plaintiff's warrant was not exercised. Plaintiff alleges that representations made to plaintiff at the time of purchase caused him to believe that there was no expiration date to the warrants, and seeks damages in an amount equal to the profit plaintiff could have realized by exercising the warrants and selling the common stock at the highest sale price during the period from February 16, 2002 (the date plaintiff first demanded that we honor the plaintiff's request to exercise the warrants) and the date the case comes to trial. In July 2002, we answered the complaint and denied any liability. The case is in a very preliminary stage and no discovery has been taken. We intend to vigorously defend the case and expect the cost of our defense to be expensive. We cannot predict what the outcome of the case will be.

On June 22, 2002, we were named a defendant in a complaint filed by the Oneida Indian Nation in the United States District Court for the Western District of Washington alleging patent infringement. The plaintiff alleges infringement of two patents, both entitled "Cashless Computerized Video Game System and Method," and seeks damages in an unspecified amount and an injunction against us for any future infringement. We intend to vigorously defend the case and expect the cost of our defense to be expensive. We cannot predict what the outcome of the case will be.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 29, 2002, we held our 2002 Annual Stockholder Meeting. The meeting involved the election of eight nominees to be Directors, and the following persons were elected, constituting all of the members of our Board of Directors:
Gordon T. Graves, Martin A. Keane, Thomas W. Sarnoff, John M. Winkelman, and Clifton E. Lind.

A separate tabulation with respect to each nominee is as follows:

                               FOR       AGAINST      ABSTAIN
         Gordon T. Graves   10,922,748      0         166,616
         Martin A. Keane    10,454,264      0         166,616
         Thomas W. Sarnoff  10,454,264      0         166,616
         John M. Winkelman  10,454,264      0         166,616
         Clifton E. Lind    10,454,264      0         166,616

A proposal to ratify and approve the appointment of BDO Seidman LLP as our independent auditors was also voted upon at the meeting and received the requisite number of votes necessary to pass, as follows:

                                FOR      AGAINST      ABSTAIN
                            10,768,889   305,160       15,315

In addition to the above, a proposal to ratify and approve the 2001 Stock Option Plan was voted upon at the meeting and received the requisite number of votes necessary to pass, as follows:

                                FOR       AGAINST     ABSTAIN
                             3,557,672   2,033,921     20,276

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Two exhibits are filed as part of this Quarterly Report on Form 10-Q:

     Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  We filed a report on Form 8-K on May 30, 2002, reporting remarks by Gordon
     T. Graves when addressing the annual shareholders' meeting on May 29, 2002.

(c) We filed a report on Form 8-K on April 22, 2002, reporting a presentation to security analysts and investors.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated August 14, 2002             Multimedia Games, Inc.

                                  By: /s/  Craig S. Nouis .
                                     ---------------------
                                      Craig S. Nouis
                                      Chief Financial and Principal Accounting
                                      Officer