Form 10-K
period 2002-09-30
MULTIMEDIA GAMES INC
filed 2002-12-20
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2002

☒	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 0-28318

Multimedia Games, Inc.
(Exact name of registrant as specified in its charter)

Texas	74-2611034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

206 Wild Basin Road, Building B., Fourth Floor
Austin, Texas	78746
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 334-7500

Securities Registered Under Section 12(b) of the Exchange Act:    None

Securities Registered Under Section 12(g) of the Exchange Act:    Common Stock, $0.01 par value

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K    ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 17, 2002 was approximately $290.8 million, based upon the last sales price reported for such date on the Nasdaq National Market System. For purposes of this disclosure, shares of common stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of December 17, 2002, the Registrant had 12,927,733 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2003 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Form 10-K.

Document	Form 10-K Reference
Portions of the Proxy Statement for the Registrant’s 2003 Annual Meeting of Shareholders	Items 10, 11, 12 and 13 of Part III

This Annual Report on Form 10-K contains forward-looking statements reflecting our current forecast of certain aspects of our future. It is based on current information that we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward-looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, customer and strategic relationships with third parties, and strategy. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate” or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements, due to risks and uncertainties associated with our business. These risks are described throughout this Annual Report on Form 10-K, which you should read carefully. We would particularly refer you to the section under the heading “Risk Factors” for an extended discussion of the risks confronting our business. The forward-looking statements in this Annual Report on Form 10-K should be considered in the context of these risk factors.

PART I

ITEM 1.    Business

General

We are the leading supplier to the rapidly growing Native American gaming market of both interactive electronic games and the electronic player stations, or EPS, on which our games are played. The Native American gaming market is a highly fragmented segment of the overall gaming industry in the United States. There are over 550 federally recognized Native American tribes operating over 300 Class II and Class III gaming facilities throughout the United States, with the majority of tribes operating only one facility.

Native American gaming is governed by the Indian Gaming Regulatory Act of 1988, or IGRA, which also established the National Indian Gaming Commission, or NIGC, with certain regulatory powers over Indian gaming. IGRA classifies games that may be played on Native American lands into three categories. Class I gaming includes traditional Native American social and ceremonial games. Class II gaming includes bingo and, if played at the same location where bingo is offered, pull-tabs and other games similar to bingo. Class III gaming includes all other forms of gaming that are not included in either Class I or Class II, including slot machines and most table games. Class I gaming is regulated solely at the Native American tribe level. Class II gaming is regulated at the Native American tribe level with oversight by the NIGC. Class III gaming is governed by compacts that may be negotiated between individual states and individual Native American tribes. We believe that all of our Class II and Class III games, EPS and systems are designed and operated to meet the requirements of IGRA or the appropriate Native American-state compacts.

We deliver our Class II games to our customers through a telecommunications network we call Betnet, which links EPS located both within and among Class II gaming facilities, enabling players to compete against one another in the same game to win pooled prizes. We design and develop software, content, networks, and systems that provide our customers with comprehensive gaming systems. We have focused our development and marketing efforts on Class II gaming systems and Class III video lottery systems for use by Native American tribes throughout the U.S.

We currently offer our Class II customers two gaming platforms on which to operate our games, our Legacy platform and our New Generation platform. In Class II gaming markets, we currently provide EPS to our customers at no initial charge and receive a percentage of the revenue, net of prizes, generated by each player station, known as the “hold.” As of September 30, 2002, we had 7,636 Class II EPS installed in 91 Native American gaming facilities in 10 states, an increase of 54% from 4,945 installed EPS as of September 30, 2001.

We offer intra-hall linked Class III video lottery systems to Native American customers in the state of Washington, currently the only jurisdiction where Class III video lottery machines are permitted by Native American-state compacts. The majority of our Class III terminals are sold for an up-front purchase price, and we also receive back-office fees based on a percentage of the hold per day generated by each terminal. In addition, we also offer Class III video lottery terminals under both rental and lease-purchase programs. As of September 30, 2002 we had 2,139 linked Class III video lottery terminals installed, an increase of 42% from 1,506 installed Class II video lottery terminals as of September 30, 2001. Our Class III video lottery terminals are located in 12 gaming facilities in the state of Washington.

Multimedia Games, Inc. was incorporated under the laws of the state of Texas on August 30, 1991. Unless the context otherwise requires, the terms “Company,” “MGAM,” “we,” “us,” and “our” include Multimedia Games, Inc., and its subsidiaries—TV Games, Inc., MegaBingo, Inc., Multimedia Creative Services, Inc., and MGAM Systems, Inc. Our executive offices are located at 206 Wild Basin Rd. Bldg. B, Fourth Floor, Austin, Texas, 78746, and our telephone number is (512) 334-7500.

Our Strategy

Our strategy is to leverage our position as the leading supplier of Class II online systems and linked, interactive electronic games and EPS to the rapidly growing Native American gaming market to increase our revenues and expand our business. Our strategies include the following:

Expand our Class II installed base with new and existing Native American customers and enhance our customer relationships and market position through joint development efforts. We seek to continue our growth by broadening our customer base and expanding our installed base of linked Class II EPS in existing gaming facilities. We are also exploring the joint development of gaming facilities with new and existing Native American customers where we can install our player stations and games. We believe we will be able to grow our installed base of EPS and our market share and strengthen our relationships with existing and prospective customers, by developing jointly with our customers new gaming facilities and expanding existing facilities.

Exploit potential expansion of new video lottery jurisdictions. We currently provide video lottery technologies to the state of Washington. In addition, there are ongoing legislative initiatives in a number of other states that, if successful, would permit the play of video lottery games in those states. New York recently adopted legislation authorizing the placement of video lottery terminals at New York State racetracks. The New York Lottery conducted a competitive procurement process in which we participated against several competitors. In May 2002, the New York Lottery notified us that we were selected as the winning vendor to provide the central operating system for its video lottery system. We believe we were selected over our competition primarily on the basis of the technological superiority of our proposal, as well as price and other factors. On December 17, 2002, we signed and delivered a definitive agreement to provide the central system, which agreement remains subject to various levels of approval by New York State officials. We believe that we will be able to exploit future growth in the video lottery market by leveraging our experience in the states of Washington and New York, our leadership in technologically advanced game design, and our ability to rapidly adapt game technology to satisfy emerging regulatory requirements.

Expand into the charity bingo market. There are ongoing legislative initiatives in a number of jurisdictions that if successful, we believe would allow the use of our technology in charity bingo establishments in those jurisdictions. If any of these initiatives were to be successful, we believe that we would be able to leverage our existing Class II systems, infrastructure and regulatory expertise to expand into this market. The technological flexibility of our gaming systems allows us to effectively place EPS in multiple geographic locations and to provide a satisfying entertainment and gaming experience to the end user.

Develop new products and markets for interactive gaming. We seek to leverage our strength and leadership in linked, interactive gaming, both within and between facilities, to develop new products and systems, and expand into new markets, including new distribution channels for legalized interactive and Internet-based games. Changes in state or federal law will be required to legalize these markets. States that conduct state sponsored paper-based lottery systems could benefit in using electronic systems that could broaden participation, reduce costs, provide better information and improve security. States that already have relaxed the regulation of games that are based predominately upon skill, rather than chance (for example, poker and fantasy sports), may more readily allow these competitions among players at locations remote from one another using linked, online systems. We believe our experience in providing entertaining gaming to end users within the limits placed upon us by applicable law and regulation and the power of our linked network and online systems can be applied to develop, distribute and market new gaming products in new channels of distribution.

Our Competitive Strengths

We intend to execute this strategy by leveraging our competitive strengths, which include:

Superior technology, products, systems and services. Our technology-driven approach to our business has yielded what we believe are the most flexible and innovative gaming platforms in the Native American gaming industry. Our gaming platforms enable us to regularly launch new games which we believe appeal to the entertainment and gaming preferences of our end users. Our standard product offerings also include richly featured back-office systems, cashless payment systems and player tracking systems.

We continually upgrade our existing hardware, communication network, and systems and application software to incorporate state-of-the-art technology. We regularly upgrade the hardware contained in the EPS located at our customers’ facilities so that the player stations can use our most current technology, and we can enhance the gaming and entertainment experience of our end users by more rapidly processing the games, graphics and sounds made available through our network.

Talented technology team. We have invested heavily in the development and recruitment of what we believe is one of the most talented technology teams in the Native American gaming market. Since introducing the first ever high-speed, interactive linked bingo game on our Legacy platform in May 1996, we have introduced three new gaming systems with over 14 game themes. In January 2001, we introduced our MegaNanza game engine, played on our New Generation platform, which permits the play of a significantly greater number of games per minute than does our Legacy platform. In June 2002, we introduced Reel Time Bingo to replace MegaNanza for those customers requesting it (see “Business—Risk Factors—If the NIGC is successful in its pending assertion that the MegaNanza family of games are Class III games, we could be required to replace those games, and our business could be adversely affected.”)

Our technology team also developed the first Class II cashless pay-for-play system operated over a wide-area network, and the first central video lottery system able to support the hardware of multiple vendors. We were also the first Class II vendor able to offer three-dimensional animation on EPS.

Extensive and flexible content library. We currently have 36 games in our library that have been developed by us, and 12 games offered through third-party license agreements. Through these license agreements, we have access to a significant number of additional game themes with proven acceptance in a variety of gaming jurisdictions, and which may be used in both Class II and Class III markets.

Our license agreements with WMS Gaming Inc., or WMS, Bally Gaming Inc., or Bally, and Mikohn Gaming Corporation, or Mikohn, allow us to use some of their most popular game themes, which have player-tested acceptance in Class III gaming markets. Our technology team, flexible gaming platforms and game library enables us to adapt these game themes to the Class II and Class III gaming markets, and to quickly respond to changing end-user preferences and to changes in the requirements of applicable regulatory agencies.

Ongoing revenue from existing installed base. We derive most of our revenues from participation arrangements with our customers, through which we receive a percentage of the hold per day generated by each of our EPS. Our interests are closely aligned with the interests of our customers, as a substantial portion of our revenues is dependent on the revenues they generate.

Experienced management team with proven track record. Our senior management team comprises experienced industry veterans with an average tenure in the gaming industry of more than 14 years.

Risk Factors

The following risk factors should be carefully considered in connection with the other information and financial statements contained in this Annual Report, including Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of these risks actually occur, our business, financial condition and results of operations could be seriously and materially harmed and the trading price of our common stock could decline.

We face legal and regulatory uncertainties that threaten our ability to conduct our business, increase our cost of doing business and divert substantial management time away from our operations.

Virtually all of our business relates to gaming activities on Native American lands. These activities are subject to federal regulation under the Johnson Act, IGRA, the rules and regulations adopted by gaming commissions established by Native American tribes to regulate gaming, and by state and local authorities to the extent the gaming activities constitute Class III gaming.

The Johnson Act broadly defines “illegal games” and “illegal equipment” to include any “machine or mechanical device” designed “primarily” for gambling, that, when operated, delivers money to a player “as the result of the application of an element of chance.” Trying to accommodate this broad definition of “illegal games” and “illegal equipment” with the provisions of IGRA that are expressly intended to encourage the legal use by tribes of Class II “technological aids” and equipment has created a continuing source of friction between regulatory authorities and vendors of Class II games and EPS. Effective June 17, 2002, the NIGC adopted final rules defining the terms “electronic, computer or other technological aids,” “electronic or electromechanical facsimile” and “games similar to bingo” as used in IGRA, (see “Business-Governmental Regulation.”) which may over time provide guidance and greater clarity in this area. To date, there have been no decisions, interpretive opinions or other guidance issued under these new rules, and we are not able to predict what effect, if any, these new rules will have on our business.

All Native American tribes are required by IGRA to adopt ordinances to regulate gaming as a condition of their right to conduct gaming on Native American lands. These ordinances often include the establishment of gaming commissions that make their own judgment about whether an activity is Class II or Class III gaming. Generally, this independent judgment has been exercised for games introduced into the market prior to any determination of legality by the NIGC. Historically, when the NIGC has determined that an activity is Class III gaming after it has been introduced, tribes have either been unwilling to continue the activity or have litigated the matter in federal court.

Individual states are also becoming increasingly proactive in attempting to regulate Native American gaming conducted within their borders. State agencies often make their own assessment of whether an activity is Class II or Class III gaming independent of the NIGC, IGRA, and federal and Native American governments.

Some fundamental issues relating to the scope and intent of IGRA, the jurisdiction and authority of the NIGC, other federal agencies, state authorities and Native American governments, and the regulation of gaming on Native American lands remain unresolved and ambiguous. As a result, the legality of our activities could be subject to regulatory challenges, litigation, and enforcement actions by multiple regulatory bodies. Any such action could materially and adversely affect our ability to install and operate our games and EPS, could be costly to defend and could divert management’s time and attention away from our operations.

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

If the NIGC is successful in its pending assertion that MegaNanza and its family of games are Class III games, we could be required to replace those games, and our business could be adversely affected.

On April 15, 2002, we received an Advisory Opinion from the Deputy General Counsel of the NIGC, stating that MegaNanza and its related family of games were Class III games as defined by IGRA. The Advisory Opinion relied heavily upon two factors in reaching its conclusion. First, that the ball draw for each MegaNanza bingo game occurred prior to, rather than after, the sale of bingo cards to players and, second, upon proposed rules published by the NIGC on March 22, 2002 that would have changed the definitions of legally permissible technological aids and illegal electronic facsimiles used in the play of Class II gaming in a manner adverse to our method of operating our games. We first introduced MegaNanza in January 2001, and by the quarter ended March 31, 2002, MegaNanza accounted for approximately 73% of our total revenues and was our most successful game.

On April 18, 2002, we filed a lawsuit in the United States District Court for the Northern District of Oklahoma against the NIGC seeking a judicial declaration that two versions of MegaNanza are Class II games. Both versions operate in what is called “nonstandard sequence,” meaning that the ball draw occurs before bingo cards are sold to players. On June 14, 2002, the NIGC, represented by and acting through the Department of Justice, or DOJ, filed a motion to dismiss the case, claiming the Court lacked jurisdiction on various procedural grounds.

On June 17, 2002, the NIGC adopted final rules on the definitions of legally permissible technological aids and illegal electronic facsimiles used in the play of Class II gaming. This action was based on a two-to-one vote of the Commission, with the NIGC Chairman in the minority. These new rules differed significantly from the rules initially proposed by the NIGC on March 22, 2002, which the Deputy General Counsel of the NIGC had relied upon in her April 15, 2002 Advisory Opinion finding MegaNanza to be Class III gaming. We believe the final rules support our current method of game operation, including the MegaNanza family of games. Nevertheless, under the rules of IGRA that grant the NIGC Chairman exclusive authority to bring enforcement actions against tribes believed by the Chairman to be conducting illegal gaming, on June 17, 2002, the Chairman issued a Notice of Violation, or NOV, to our largest customer, threatening the tribe with significant fines and penalties unless it immediately ceased the play of MegaNanza.

In view of the threat raised by the NOV, our largest customer immediately ceased play of MegaNanza and, together with two of our other major tribal customers, sought to join us in our pending action against the NIGC. We and the tribes further sought an immediate injunction against the NIGC from pursuing the existing NOV or taking any other enforcement actions against these tribes or any of our other Native American customers. On June 24, 2002, the Court granted the relief we requested and enjoined the NIGC “from issuing or further pursuing any notices of violation, penalties, or closure orders with respect to the MegaNanza family of games.”

On September 10, 2002, the Court granted the DOJ’s motion to dismiss our case for lack of jurisdiction. As a consequence of the dismissal, the previous injunction granted by the Court was dissolved, and the NIGC was no longer enjoined from issuing additional NOVs. However, the term of the NIGC Chairman who had originally issued the NOV to our largest customer had expired, so, under the terms of IGRA, the NIGC, in the absence of a Chairman, had no one with the authority to issue an NOV. No additional NOVs have been issued through the date of filing of this Annual Report.

A new NIGC Chairman began his term on November 29, 2002. We cannot predict what actions, if any, this new Chairman will take with respect to MegaNanza, including whether or not the new Chairman will issue additional NOVs. Our major customer that received the NOV is currently appealing the issuance of the NOV before the NIGC under an appeal process established under IGRA. If the NIGC continues to prosecute its case against MegaNanza and is ultimately successful in having MegaNanza found to be a Class III game, our customers would likely discontinue the play of MegaNanza and seek alternative games and systems from us or our competitors.

On May 31, 2002, prior to the NOV issuance, we had 4,028 MegaNanza and no Reel Time Bingo EPS in operation. As of September 30, 2002, we had 3,962 MegaNanza and 1,276 Reel Time Bingo EPS in operation. Reel Time Bingo is a “standard sequence” bingo game, meaning that the ball draw occurs after the bingo cards are sold. We expect to eventually replace MegaNanza with Reel Time Bingo and other successor games, but if MegaNanza is discontinued before we are able to do so, we could experience a loss of revenues and market share, and our business could be adversely affected.

Our future performance will depend on our ability to introduce new games and enhancements that are widely accepted and played.

Our revenue growth has been driven primarily by our technological innovations and the increased number and use of our installed base of EPS. Our New Generation gaming platform allows us to produce games that play faster than our Legacy games and generate increased revenues for our customers and for us. In January 2001, we introduced MegaNanza, our first game based on the New Generation platform. In June 2002, we introduced our second game based on the New Generation platform, Reel Time Bingo, a high-speed “standard sequence” bingo game.

Our future performance will depend on our ability to successfully and cost-effectively develop and introduce new and enhanced games that will be widely accepted both by our tribal customers and their end users. Our New Generation platform enables us to more effectively launch new games that we believe are more entertaining for end users, thus providing us and our customers with greater revenues.

However, we may experience delays in game development in the future, or we may not be successful in developing, introducing and marketing new games or game enhancements on a timely and cost effective basis. In addition, our new games may be subject to challenge by the NIGC or the DOJ based on IGRA, the Johnson Act or some other regulatory mandate. If we are unable, for technological or other reasons, to develop and introduce new games or enhancements of existing products in a timely manner in response to changing regulatory, legal or market conditions or customer requirements, or if new products or new versions of existing products do not achieve market acceptance, our business would be seriously harmed.

Our business is subject to various licensing regimes imposed by gaming regulatory authorities.

We have obtained all state licenses, lottery board licenses, Native American gaming commission licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our gaming activities. These include a license from the state of Washington to sell Class III video lottery systems, licenses from the lottery boards of the states of Texas, Colorado and Mississippi, and the District of Columbia, and licenses from all applicable Native American gaming commissions. We cannot assure you that new licenses, permits and approvals that may be required in the future will be granted to us. The suspension, revocation, non-renewal or limitation of any of our licenses would have a material adverse effect on our business, financial condition and results of operations.

We are dependant upon a few customers who are based in Oklahoma.

For the year ended September 30, 2002, three tribes in Oklahoma accounted for approximately 20%, 18% and 11% of our gaming revenues.

The significant concentration of our customers in Oklahoma means that:

■	local economic changes may adversely affect our customers, and therefore our business, more suddenly and disproportionately than would changes in national economic conditions; and

■	our business would be materially and adversely affected if Oklahoma were to adopt Class III gaming by compacts with our Oklahoma customers.

The loss of any of these tribes as our customers would have a material and adverse effect upon our financial condition and results of operations. See “Risk Factors—We do not rely upon the term of our customer contracts to retain the business of our customers.”

Our expansion into non-Native-American gaming activities will present new challenges and risks that could adversely affect our business or results of operations.

Our growth strategy includes selling our games and technology into segments of the gaming industry other than Native American gaming, principally the charity bingo market and new jurisdictions authorizing video lottery terminals. In May 2002, the New York Lottery notified us that we had been selected as the winning vendor in a competitive procurement to provide the central system for video lottery games to be operated at New York State racetracks.

We do not believe that these activities are currently subject to a nationwide regulatory system such as the one created by IGRA, and regulation is on a state-by-state basis. In addition, federal laws relating to gaming, such as the Johnson Act, which regulates slot machines and similar gambling devices, would also apply to new video lottery jurisdictions absent authorized state law exemptions. If we were to expand into these new markets, we would expect to encounter legal and regulatory uncertainties similar to those we face in our Native American gaming business. Successful growth in accordance with this strategy may require us to make certain changes to our games to ensure that they comply with applicable regulatory regimes and may require us to obtain additional licenses. Importantly, in certain jurisdictions and for certain venues, our ability to enter these markets will depend on effecting changes to existing laws and regulatory regimes. The ability to effect these changes is subject to a great degree of uncertainty and may never be achieved. We cannot assure you that we will be successful in entering into other segments of the gaming industry.

Generally, our selling games and technology into new market segments involves a number of uncertainties, including:

■	whether our resources and expertise will enable us to effectively operate and grow in such new markets;
■	whether our internal processes and controls continue to function effectively within these new segments;
■	whether we have enough experience to accurately predict revenues and expenses in these new segments; and
■	whether entering such segments will divert management attention and resources from our traditional business.

If we are unable to effectively develop and operate within these segments, then entering into these new segments could have a material adverse effect on our business, operating results and financial condition. Moreover, we may not be able to obtain the anticipated or desired benefits of such new lines of business.

We compete for customers and end users with other vendors of Class II and Class III games. We also compete for end users with other forms of entertainment. To remain competitive, we must continue to develop new game themes and systems that appeal to end users.

We compete with other Class II vendors for customers, primarily on the basis of the amount of profit our gaming products generate for our customers in relation to gaming products offered by other vendors. We believe that the most important factor influencing our customers’ product selection is the appeal of those products to end users. This appeal has a direct effect on the volume of play by end users, and drives the amount of revenues generated for and by our customers. Our ability to remain competitive depends primarily on our ability to continuously develop new game themes and systems that appeal to end users and to introduce those game themes and systems in a timely manner. In addition, our new or modified gaming products that are intended for the Class II market must be designed and operated to meet the requirements of Class II gaming. We cannot assure you that we will continue to develop and introduce appealing new game themes and systems that meet the emerging requirements of Class II gaming in a timely manner, or at all. In addition, there can be no assurance that others will not independently develop games similar to our Class II games.

As the Class II market expands and the legal and regulatory uncertainties regarding Class II gaming are resolved, we expect to see increased competition in the Class II market, including competition from Class III vendors, many of whom have significantly greater financial resources than we do. Increased competition could have a materially adverse affect on our ability to sell our products, generate revenue and maintain our profit margins. If our competitors seek to compete with us by allocating a greater share of gambling proceeds to the hall operators, then we may be forced to do the same, which could result in lower net revenues from our EPS.

Given the limitations placed on Class II gaming, we may not be able to successfully compete in gaming jurisdictions and facilities where slot machines, table games and other forms of Class III gaming are permitted. Furthermore, increases in the popularity of, and competition from, an expansion of Class III gaming or Internet and other account wagering gaming services, which allow end users to wager on a wide variety of sporting events and to play traditional casino games from home, could have a material adverse effect on our business, financial condition and operating results.

Changes in regulation or regulatory interpretations could require us to modify the terms of our contracts with customers.

The NIGC has considered the provisions of the agreements under which we provide our Class II games, equipment and services and has determined that these agreements are “service contracts” and are not “management contracts.” Management contracts are subject to additional regulatory requirements and oversight. Our contracts could be subject to further review at any time. Any further review of these agreements by the NIGC could require substantial modification to our agreements and result in their redesignation as management contracts, which could materially and adversely affect the terms on which we conduct our business.

We may seek to expand our business through acquisitions or by jointly developing or expanding gaming and related facilities with our customers. We have limited experience with these activities and may not realize a satisfactory return, if any, on our investment, and we could lose some or all of our investment.

If appropriate opportunities present themselves, we may acquire other complementary businesses, technologies, services or products. We are exploring the possibility of the joint development of gaming and related facilities on Native American land where we can install our games and EPS. We also may seek to enter into strategic relationships and provide financing and development services for new or expanded gaming and related facilities for our customers. We currently have no binding agreements to acquire any third party or to provide any financing to our customers for the development or expansion of their facilities. We cannot assure you that the anticipated benefits of any acquisition, strategic relationship or financing would be realized. We may not be able to complete or integrate future acquisitions successfully.

In connection with one or more of those transactions, we may:

■	issue additional equity securities which would dilute stockholders;
■	extend secured and unsecured credit which may not be repaid;
■	incur debt on terms unfavorable to us or that we are unable to repay;

■	incur contingent liabilities; and
■	integrate additional employees and fixed assets that we must maintain.

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

We rely upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect our proprietary rights and technology, but these laws and contractual provisions provide only limited protection. We rely to a greater extent upon proprietary know-how and continuing technological innovation to maintain our competitive position. Insofar as we rely on trade secrets, unpatented know-how and innovation, there is no assurance that others will not independently develop similar technology or that secrecy will not be breached. The issuance of a patent does not necessarily mean that our technology does not infringe upon the intellectual property rights of others. Accordingly, we cannot assure you that we will not be subject to infringement claims from other parties. Problems with patents or other rights could increase the cost of our products or delay or preclude new product development and commercialization. If infringement claims against us are valid, we may seek licenses that might not be available to us on acceptable terms or at all. Litigation could be costly and time consuming, but may be necessary to protect our proprietary rights or to defend against infringement claims. We could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others or in asserting claims against others.

We rely on software licensed from third parties and technology provided by third-party vendors, the loss of which could increase our costs and delay software shipments. We also rely on technology provided by third-party vendors which, if disrupted, could suspend play on some of our EPS.

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

We also rely on the technology of third-party vendors, such as telecommunication providers, to operate Betnet. A serious or sustained disruption to the provisions of these services could result in some of our EPS being non-operational for the duration of the disruption, which would adversely affect our ability to generate revenue from those player stations.

We do not rely upon the term of our customer contracts to retain the business of our customers.

Our contracts with our customers are on a year-to-year or multi-year basis and we have no written contract with our largest customer. We do not rely upon the stated term of our customer contracts to retain the business of our customers. We rely instead upon providing competitively superior EPS, games and systems to give our customers the incentive to continue to do business with us. At any point in time, a significant portion of our business is subject to non-renewal, which could materially and adversely affect our earnings and financial condition.

If our key personnel leave us, our business will be significantly adversely affected.

We depend on the continued performance of the members of our senior management team and our technology team. Gordon T. Graves, our Founder, Chairman and Chief Executive Officer, announced his intention to step down as our Chief Executive Officer at the conclusion of our next annual meeting of shareholders, scheduled for February, 2003. Mr. Graves intends to remain our Chairman and will participate in all meetings of the Executive Committee of our officers. Clifton E. Lind, currently our President and Chief Operating Officer, will also become our Chief Executive Officer. If we were to lose the services of any of our senior officers or our directors or any member of our technology team, and cannot find suitable replacements for such persons in a timely manner, it could have a material adverse effect on our business.

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

Our contracts with Native American customers include a limited waiver of each tribe’s sovereign immunity and provide that any dispute regarding interpretation, performance or enforcement shall be submitted to, and resolved by, arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and that any award, determination, order or relief resulting from such arbitration is binding and may be entered in any court having jurisdiction. In the event that such waiver of sovereign immunity is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a tribe. These rights and remedies include, but are not limited to, our right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract.

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

Our contracts with our Native American customers relating to our Legacy and New Generation platform games provide that our customers receive, on a daily basis, an agreed percentage of gross gaming revenues based upon an assumed level of prize payouts, rather than the actual level of prize payouts. This can result in our paying our customers amounts greater than our customers’ percentage share of the actual hold per day. In addition, because the prizes awarded in our games are based upon assumptions as to the number of players in each game and statistical assumptions as to the frequency of winners, we may experience on any day, or over short periods of time, a “game deficit” where the total aggregate amount of prizes paid exceeds aggregate game revenues. If we have to make any excess payments to customers or experience a game deficit over any statistically relevant period of time, we are contractually entitled to adjust the rates of prize payout to end users in order to recover any deficit. We cannot assure you that, in the future, we will not miscalculate our statistical assumptions or for other reasons experience abnormally high rates of jackpot prize wins which may materially and adversely affect our cash flow on a temporary or long-term basis and which could materially and adversely affect our earnings and financial condition.

Any disruption in our network or telecommunications services could affect our ability to operate our games, which would result in reduced revenues and customer down time.

If we lose the services of one or more of our telecommunications providers for any reason, we could experience disruption in our network availability and our games may experience down time as a result. This disruption to our business could result in a decrease in our revenue from the loss of play.

Our network is susceptible to outages due to fire, floods, power loss, break-ins, cyber attacks and similar events. We have multiple site back-up for our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could have a material adverse effect on our business, operating results and financial condition.

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

The demand for entertainment and leisure activities tends to be highly sensitive to consumers’ disposable incomes, and thus a decline in general economic conditions may lead to our end users having less discretionary income with which to wager. This could cause a reduction in our revenues and have a material adverse effect on our operating results.

Our Products and Services

Class II Games and Systems. We provide the Class II Native American gaming market with linked, interactive electronic games and related online systems and player stations. These games, systems and EPS include:

■	flexible gaming platforms that enable us to operate and regularly launch new game engines;

■	flexible game engines that enable us to display the same underlying bingo game in a variety of ways;

■	high-speed, interactive Class II bingo games designed and developed by us that are intended to provide our end users with an entertaining gaming experience;

■
EPS that are linked via Betnet, thereby enabling us to rapidly communicate our games to end users, broaden end-user participation in the same game throughout the country and monitor the performance of our network in real time; and

■	information services that allow our customers to monitor their gaming activities and to improve service to our end users.

To keep our product offerings fresh and take advantage of advances in technology that improve the quality of our systems and the level of revenues generated, we regularly introduce new high-speed, interactive Class II bingo games into the market.

Since our inception, we have produced MegaBingo, a live, 12-minute paper bingo game featuring a live bingo ball draw. MegaBingo is televised two to three times per week to multiple bingo halls throughout the U.S. The game enables players to simultaneously view the live bingo ball draw on television monitors located in the bingo hall and compete with players in other halls in the same live bingo game to win a large jackpot prize.

In May 1996, we introduced our Legacy platform and its related family of game engines with the launch of MegaMania, the first high-speed, interactive bingo game played on EPS linked with one another via nationwide, online telecommunications network. When first introduced, a game of MegaMania was approximately two to three minutes in duration. We used rotating shifts of teams of employees, working twenty-four hours per day, to manually draw bingo ball numbers from a bingo ball blower. These numbers were keyed into the network to appear simultaneously on player station monitors linked to the network and logged onto that game. Today, a game of MegaMania is approximately one minute in duration, and we use an electronic random number generator to key bingo numbers into the network. This method has added to the speed and reliability of the game, improved security and significantly reduced overhead.

In January 2001, we introduced our New Generation platform and its related family of game engines with the launch of MegaNanza, which has significantly increased our revenues. Several games of MegaNanza can be played in the same amount of time as one game on our Legacy platform. We believe the faster pace permitted by our New Generation platform enhances the entertainment and gaming experience of our end users, resulting in an overall increase in the number of end users playing our games and in a higher spending rate per end user.

In June 2002, we introduced Reel Time Bingo, a standard sequence bingo game played on our New Generation platform. Over time, we intend to replace MegaNanza with Reel Time Bingo and successor EPS in response to competitive and regulatory pressures, and to take advantage of improved technologies.

Our current offering of high-speed, interactive Class II bingo games consists of:

■	our Legacy platform of games, which includes MegaMania, Flash 21 Bingo, Big Cash Bingo and People’s Choice; and

■	our New Generation platform of games, which presently comprises MegaNanza, Reel Time Bingo, and their related family of games.

We currently offer MegaBingo as part of our Class II product offering, although its contribution to revenues has significantly decreased as customers have migrated to the high-speed, interactive market, which produces significantly greater revenue per square foot of gaming hall floor space than MegaBingo and other forms of paper bingo. We may discontinue providing MegaBingo in fiscal year 2003 to focus more resources on our other strategic initiatives. MegaMania continues to be popular with some end users who, we believe, enjoy paper bingo and therefore prefer the paper-bingo-like graphics and pace that MegaMania offers.

We currently offer a variety of Class II EPS models within each of our gaming platforms. Each EPS has a screen that at all times displays the bingo cards being played and the bingo numbers drawn. Depending upon the end user’s entertainment preference, an additional display can be selected that minimizes the size of the bingo card display and shows other graphics that can take many forms, including graphics that simulate spinning reels similar to video slot machines. Some of our EPS also use displays adapted from game themes we license from WMS and Bally. The screen also serves as a touch pad that allows end users to make game decisions, such as choosing to play or drop bingo cards, and declaring a winning bingo. The EPS house computer terminal equipment that allows end users to communicate with Betnet. EPS vary according to height, width and depth (to accommodate, in part, the differing space needs of our bingo hall customers), screen size and other features affecting appearance and the visual appeal to end users.

Our Class II games are linked via Betnet, which provides several important benefits to us, our customers and our end users:

■	A larger numbers of end users can compete in a single game, which increases the size of the prize “pool;”

■
Class II gaming requires there to be more than one end user participating in a game, and Betnet enables end users to link with each other more quickly, thereby increasing the number of games that can be played at any time;

■	we are able to introduce technological enhancements via Betnet without the need for location-by-location down time, thereby eliminating lost revenues to our customers;

■	we are able to monitor network performance in real time which allows us to quickly identify and respond to network problems and avoid significant down time; and

■
since the frequency of prizes and its related effect upon the popularity of a game depends in part on the total number of end users participating in the same game, we are able to launch new games broadly, thereby enhancing the chance that the new game will become popular with end users.

In addition, our back-office system provides information services to our customers, who are able to monitor all aspects of their gaming activities by player station, by game and by bingo hall. Our back-office system includes a database server that archives details of distribution and sales, as well as end-user information used by the gaming facilities for marketing and player tracking, and a management terminal that can monitor game system operation and generate system reports. Our player tracking system allows us to track the playing preferences of those individual end users who have elected to participate in our player tracking program, thereby gaining potentially valuable design insight into game features that appeal to end users. It also serves as a marketing tool for our customers, who are made aware, in real time, of end users playing in their facility.

We continuously monitor Betnet from a central location in our Austin, Texas headquarters, which enables us to identify network distribution problems as well as to gather valuable insights into the playing habits of end users that are then utilized in our game design efforts.

Class III Games and Systems. We sell or lease linked Class III video lottery systems to Native American customers in the state of Washington, and receive back-office fees based on a share of the hold per day generated by the player stations. Class III video lottery gaming in the state of Washington is allowed pursuant to a compact between the state and certain Native American tribes in that state. The compacts contain the specifications for permissible video lottery systems including:

■	only those video lottery terminals within the same gaming facility may be linked with one another; and

■	the system must be “cashless.”

An end user who wishes to play our Class III video lottery terminals in the state of Washington must open an account with the cashier in the facility and receive a card encoded with an account number and a personal identification number. The end user can then use the card to buy an electronic ticket at a video player terminal, add money to the account at a point of sale terminal, or cash out the account.

Electronic replicas of scratch tickets are shown on the video lottery terminals, with the results of the wager displayed in a variety of graphical game formats that entertain the end user with motion and sound before revealing the value of the scratch ticket. We have license agreements with WMS and Bally that allow us to use several of their popular game themes in the state of Washington. Our Class III video player terminals are available in a variety of freestanding and bar-top styles having a look and feel that is consistent with traditional video slot machines.

Our Class III systems in the state of Washington comprise all the software and hardware necessary for operation, and are designed to be readily adaptable to the video lottery requirements of jurisdictions outside that state. Our hardware includes multiple servers that generate sets of electronic lottery tickets and distribute them on demand to end users sitting at terminals networked throughout a casino. As with our Class II gaming systems, our Class III back-office system allows us to maintain details of ticket manufacture, distribution and sales, end-user information and the ability to monitor game system operation and generate system reports.

New York Video Lottery Project. New York recently adopted legislation authorizing the placement of video lottery terminals at New York State racetracks. The New York Lottery conducted a competitive procurement process in which we participated against several competitors. In May 2002, the New York Lottery notified us that we had been selected as the winning vendor to provide the central operating system for its video lottery system. We believe we were selected over our competition primarily on the basis of the technological superiority of our proposal, as well as price and other factors. On December 17, 2002, we executed a definitive agreement to provide the central system, which agreement remains subject to various levels of approval by New York State officials before it becomes effective.

Gaming Contracts

Virtually all of our Class II and Class III gaming revenues are derived through contracts with our Native American customers. We do not have a written contract with our largest customer. Our contracts typically run from year to year or over multiple years, and can be terminated earlier under certain specified conditions. The contracts specify the quantity and type of EPS to be installed and the terms of the rental or participation arrangement. There is also a limited waiver of sovereign immunity by each tribe that typically provides for the arbitration of any dispute under the contract, and the right to enforce any decision of the arbitrator by application to a federal or state court having jurisdiction. Under these contracts, we are also granted the right to enter the land of the Native American tribe for the purpose of removing our property under certain circumstances. See “Risk Factors—Enforcement of remedies or contracts against Native American tribes could be difficult.”

The terms of our agreements with the various hall operators that conduct MegaBingo provide for a prize reserve account where a fixed percentage of gross game receipts from MegaBingo are deposited into an account from which prizes are paid. End users are not permitted to play for the jackpot prize until sufficient funds are in the prize reserve account to purchase an annuity for the prize or to pay the present value of the prize.

Marketing, Advertising and Promotion

We try to arrange national and local news coverage of our games, and provide press releases to local newspapers regarding recent jackpot wins. We also arrange advertising for the introduction of new games into existing network halls and for new halls added to the network. In addition, we use a variety of focused advertising and promotion methods, including direct mailings in localities near network halls, discount coupons for new players, advertising in specialized bingo newsletters, the Players Passport club, and other promotions unique to each hall. Our games typically are prominently featured in participating halls’ program materials, such as calendars and flyers, and on outdoor billboards near certain participating halls.

While we consult with our customers on advertising and promotion, we pay most of the costs. We have agreed with substantially all of our customers to set aside approximately 0.5% of the gross daily revenue of our Legacy and 0.5% of the daily hold of our New Generation games, in part to pay these costs and the costs of incrementally new advertising and promotion.

Intellectual Property

We rely to a limited extent upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect our proprietary rights and technology. Since these laws and contractual provisions provide only limited protection, we rely more upon proprietary know-how and continuing technological innovation to develop and maintain our competitive position. Insofar as we rely on trade secrets, unpatented know-how, and innovation, there is no assurance that others will not independently develop similar technology or that secrecy will not be breached.

Patents, Trademarks and Tradenames. We have three patents issued and ten patents pending in the U.S. Our trademarks and tradenames include: Betnet™, Players Passport™, MegaBingo®, MegaMania®, FlashCash®, Big Cash Bingo®, Flash 21 Bingo®, and Peoples’ Choice®. All references herein to those trademarks and tradenames are deemed to include the applicable tradename or trademark designation. See “Risk Factors—We may not be successful in protecting our intellectual property rights or avoiding claims that we infringe upon the intellectual property rights of others.”

Licenses

We are licensed by the state of Washington to conduct Class III gaming in that state, and we are licensed by the states of Texas, Colorado, and Mississippi, and the District of Columbia as a manufacturer of charitable gaming equipment. For Class II gaming, we are licensed by all of the relevant Native American gaming commissions that grant licenses pursuant to their gaming ordinances. We have sought and obtained determinations that our New Generation games are Class II gaming from each tribe’s gaming commission prior to the installation of the games in their facilities.

Competition

We currently compete in the Native American Class II and Class III gaming markets.

In the Class II market, our existing installed base of linked EPS accounts for a significant portion of the installed base of all linked EPS in that market. Linked EPS in turn account for the great majority of all EPS in the Class II market. With our three largest customers, our linked EPS constitute a significant portion of all EPS of any kind in their facilities. We compete in Native American Class II gaming markets with companies that are generally smaller than us. The Miami Business Development Authority, a subsidiary of the Miami Tribe of Oklahoma, is our only competitor that offers linked Class II games and EPS. After our own linked games and EPS, pull-tab dispensers are the next largest category of EPS in the Class II gaming market. In this market, we also compete with vendors of paper bingo and card minders.

In the Native American Class III gaming market in the state of Washington, we compete primarily against a privately owned company that has the majority of the Class III video lottery market in the state of Washington.

Employees

At September 30, 2002, we had 279 full-time and part-time employees, including 60 engaged in field operations, 101 in game design, 17 in computer operations relating to bingo activities, 18 in accounting functions, 29 in the design and assembly of EPS, 37 in sales and marketing activities, and 17 in other general administrative and executive functions. We do not have a collective bargaining agreement with any of our employees. We believe our relationship with our current employees is good.

Governmental Regulation

General. We are subject to federal, state and Native American laws and regulations that affect both our general commercial relationships with our Native American customers as well as the products and services we provide them. The following is only a summary of those laws and regulations and not a complete recitation of all applicable law.

Native American Gaming. The operation of gaming on Native American lands is subject to IGRA, which created the NIGC to promulgate regulations to enforce certain aspects of IGRA.

IGRA classifies games that may be played on Native American land into three categories. Class I gaming includes traditional Native American social and ceremonial games and is regulated only by the tribes. Class II gaming includes bingo and, if played at the same location where bingo is played, pull-tabs, lotto, punch boards, tip jars, instant bingo, certain card games played under limited circumstances, and other games similar to bingo. Class III gaming consists of all forms of gaming that are not Class I or Class II, such as video casino games, slot machines, most table games and keno.

IGRA provides that Native American tribes may engage in Class II gaming, if:

■	the state in which the Native American reservation is located permits such gaming for any purpose by any person;

■	the gaming is not otherwise specifically prohibited on the Native American reservation by federal law;

■	the gaming is conducted in accordance with a Native American ordinance which has been approved by the NIGC; and

■
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

IGRA also regulates the terms of gaming management contracts with Native Americans, which must be approved by the NIGC before taking effect. The NIGC has determined that the agreements pursuant to which we provide our Class II games, equipment and services are “service agreements” and not “management contracts,” thereby allowing us to obtain terms that might otherwise not be permitted. Under existing regulations, management contracts can have a maximum term of seven years, and limit the amount payable to the manager to 30% of the net revenue from the related gaming activity. However, the NIGC, on occasion, has required that both a shorter term and a reduced percentage of the net revenue be accepted by a manager as a condition of its approval of a management contract. There is no assurance that further review of our agreements by the NIGC or alternative interpretations of applicable laws and regulations will not require substantial modifications to our agreements in a manner that could materially and adversely affect our business. See “Risk Factors—Changes in regulation or regulatory interpretations could require us to modify the terms of our contracts with customers.”

Johnson Act. Class II gaming is defined by IGRA as including “the game of chance commonly known as bingo (whether or not electronic, computer or other technological aids are used in connection therewith).” However, the definition of Class II gaming expressly excludes “electronic or electromechanical facsimiles of any game of chance or slot machines of any kind.” Prior to June 17, 2002, regulations adopted by the NIGC defined “electronic or electromechanical facsimiles of any game of chance or slot machines of any kind” as being equivalent to “gambling devices” as defined and prohibited by the Johnson Act.

The Johnson Act defines an illegal gambling device as any “machine or mechanical device” designed “primarily” for gambling and that, when operated, delivers money to a player “as the result of the application of an element of chance.” Courts that have considered the scope of the Johnson Act in relation to IGRA have generally determined that the Johnson Act does not prohibit the use of electronic and technological aids to bingo that operate to broaden the participation of players to play against one another rather than against a machine. In the four federal courts that have specifically addressed the question of the EPS used by us in the play of our games, all four courts have held that our EPS are legal technological aids to the game of bingo, and therefore outside the scope of the Johnson Act.

On June 17, 2002, the NIGC adopted new regulations defining the terms “electronic, computer or other technological aids” that can legally be used in Class II gaming, and of “electronic or electromechanical facsimiles of a game of chance” that may not be legally used in Class II gaming. The NIGC essentially did away with using the Johnson Act definition of “gambling device” as the method of identifying “electronic or electromechanical facsimiles,” and relied instead upon existing court cases which have identified legal technological aids as those that broaden the participation levels of players in the same game, facilitate communication between and among gaming facilities and allow players to play a game with or against other players rather than with or against a machine.

These new NIGC regulations are not binding upon the DOJ, the agency charged with enforcing the Johnson Act. The DOJ has asserted in the past and continues to assert that:

■	any electronic or mechanical device used in gaming, such as the EPS used to play our Class II games, are illegal “gambling devices,” and in violation of the Johnson Act; and

■
the “spinning reel” design used as a graphic in many of our Class II games is a facsimile of a slot machine, and therefore cannot be used in a Class II game. See “Risk Factors—We face legal and regulatory uncertainties that threaten our ability to conduct our business, increase our cost of doing business and divert substantial management time away from our operations.”

Class III video lottery games in the state of Washington are permitted and provided pursuant to a compact between the state of Washington and certain Native American tribes in that state.

Native American Regulation of Gaming. IGRA requires that Native American tribes adopt and submit for NIGC approval gaming ordinances that regulate the conduct of gaming by the tribe. While these ordinances vary from tribe to tribe, they commonly provide for the following:

■	Native American ownership of the gaming operation;

■	use of gaming net revenues for Native American government, economic development or related purposes;

■	independent audits, including specific audits of all contracts for amounts greater than $25,000;

■	Native American background investigations and licenses;

■	adequate safeguards for the environment and the public health and safety; and

■	dispute resolution procedures.

MegaMania Litigation. In late 1997, we became subject to litigation initiated against us by the DOJ that challenged the legality of our MegaMania game and the EPS used by us in the play of that game. This litigation was resolved in our favor in decisions by two federal district courts and two federal courts of appeal. We believe the decisions clarified several important legal issues, such as what constitutes the game of bingo and whether our EPS are legal technological aids to the play of bingo; these decisions were in part used by the NIGC in adopting its June 17, 2002 regulations.

Prior to the MegaMania litigation, we had received and relied upon opinions and determinations by the NIGC that MegaMania was legal Class II gaming. Notwithstanding these favorable NIGC determinations, the DOJ initiated its own action against us that shut our business down for a short period of time and was very costly and time consuming to litigate. We face continued uncertainty as to whether we can obtain or rely upon NIGC opinions and determinations on the legality of our activities. Regardless of whether we obtain opinions and determinations from the NIGC or Native American agencies, we face the continued threat of actions initiated by the DOJ. See “Risk Factors—We face legal and regulatory uncertainties that threaten our ability to conduct our business, increase our cost of doing business and divert substantial management time away from our operations.”

MegaNanza Litigation. We are also subject to a pending legal challenge to our MegaNanza bingo game. See “Item 3. Litigation.”

Other. Existing federal and state regulations may also impose civil and criminal sanctions for various activities prohibited in connection with gaming operations, including false statements on applications and failure or refusal to obtain necessary licenses described in the regulations.

ITEM 2.    Properties

We do not own any real property. As of September 30, 2002, we lease the following properties:

	Square Feet	Monthly Rent	Expiration Date
Austin, Texas
Corporate Offices	31,022	$41,363	July 2007
Assembly Facilities	30,540	14,048	July 2004
Tulsa, Oklahoma
Operations and Sales Offices	7,445	8,376	February 2005
Warehouse	12,000	3,500	August, 2003
Dallas, Texas
Computer Programming Offices	5,010	8,350	February 2008
Kent, Washington
Warehouse	9,453	4,000	July 2005

The aggregate annual rentals under these leases are approximately $955,000. We believe that these leases will be renewed as they expire or that alternative properties can be leased on acceptable terms. During July 2002, management initiated a plan to relocate the Corporate Offices in Austin, Texas as a result of our continued growth and planned expansion. Not included in the above schedule is our existing Corporate Office lease, which continues through July 2004, with a monthly rent of $11,550.

ITEM 3.    Litigation

MegaNanza Litigation. On April 18, 2002, we filed a lawsuit in the United States District Court for the Northern District of Oklahoma against the NIGC seeking a judicial declaration that two versions of our MegaNanza family of games are Class II games. Both versions operate in what is called “nonstandard sequence,” meaning that the ball draw occurs before bingo cards are sold to players. On June 14, 2002, the NIGC, represented by and acting through the DOJ, filed a motion to dismiss the case, claiming the Court lacked jurisdiction on various procedural grounds. After the NIGC Commissioner issued an NOV to our largest customer on June 17, 2002, the case was expanded to include the issuance of a temporary restraining order against the NIGC from taking any enforcement actions against any of our customers for playing MegaNanza.

On September 10, 2002, the Court granted the motion of the DOJ to dismiss our case for lack of jurisdiction. As a consequence of the dismissal, the temporary restraining order was dissolved and the NIGC was no longer prohibited from issuing additional NOVs or from taking further enforcement actions. However, by September 10, the term of the NIGC Chairman who had issued the NOV to our largest customer had expired, and no Commissioner had taken his place. So, under the terms of IGRA, the NIGC, in the absence of a Chairman, had no one with the authority to issue a NOV. No new NOVs have been issued through the date of filing of this Annual Report.

We have filed an appeal with the Tenth Circuit seeking a reversal of the District Court’s ruling to dismiss our action against the NIGC. No action has been taken on our appeal to date, and we are not able to predict what the outcome of the appeal will be. Our major customer that received the NOV is currently appealing the issuance of the NOV before the NIGC under an appeal process established by rules and regulations under IGRA. We cannot predict what the outcome of this appeal process will be or what further action, if any, may be taken by the customer or the NIGC once the appeal process is completed. If MegaNanza is ultimately determined to be a Class III game, our customers would likely discontinue the play of MegaNanza and seek alternative games and systems from us or our competitors.

Oneida Litigation. On June 27, 2002, the Oneida Indian Nation filed a complaint against us in the United States District Court for the Western District of Washington alleging infringement by us of two patents owned by the Oneida Nation. Discovery is at a very early stage and we are not able to predict what the outcome of the litigation will be.

Other Litigation. In addition to the threat of litigation relating to the Class II or Class III status of our games and equipment, we are the subject of various pending and threatened claims arising out of the ordinary course of business. We believe that any liability resulting from these claims will not have a material adverse effect on our financial condition or results of operations.

ITEM 4.    Submission of Matters to a Vote of Securities Holders

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is currently listed on the NASDAQ National Market System under the symbol MGAM. Prior to September 27, 2001, we were listed on the Nasdaq SmallCap market under the same symbol. The following table sets forth the range of the quarterly high and low bid prices for the last two fiscal years, as reported in the Wall Street Journal.

Fiscal Quarter	High	Low
First Quarter 2001	$4.50	$2.67
Second Quarter 2001	5.73	2.50
Third Quarter 2001	15.17	5.36
Fourth Quarter 2001	15.40	7.53
First Quarter 2002	26.66	9.67
Second Quarter 2002	37.05	20.30
Third Quarter 2002	35.58	18.55
Fourth Quarter 2002	24.65	14.80

There were approximately 74 holders of record of our common stock on December 17, 2002, including shares held in street name by Cede & Co. We believe that the shares held in street name are held for more than 5,500 beneficial owners.

We have never declared or paid any cash dividends on our common stock. We intend to retain our earnings to finance growth and development, and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,471,767	5.64	1,057,412
Equity compensation plans not approved by security holders	696,500	15.57	—

Total	3,168,267	7.83	1,057,412

ITEM 6.    Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this Annual Report.

	Years Ended September 30,
	2002	2001	2000	1999	1998
	(In thousands, except per share amounts)
Income Statement Data:
Revenues	$291,010	$131,812	$96,809	$88,856	$70,537
Operating income (loss)	40,406	11,623	4,719	(3,708)	3,545
Net income (loss)	25,265	6,672	2,779	(2,505)	2,215
Earnings (loss) per share:
Basic	2.02	0.71	0.32	(0.32)	0.27
Diluted	1.74	0.57	0.30	(0.32)	0.23
Balance Sheet Data:
Working capital (deficit)	11,477	3,476	(587)	(4,709)	4,808
Total assets	86,190	44,667	28,792	28,880	19,725
Long-term obligations	1,754	2,000	3,012	3,701	1,960
Stockholders’ equity	65,512	32,368	13,046	10,502	12,677

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We derive our Class II gaming revenues primarily from participation arrangements with our customers. Under these arrangements, we retain ownership of EPS installed at our customers’ bingo halls and receive revenue based on a percentage of the hold per day generated by each EPS. The hold per day is reported by us as gaming revenue and represents the total amount wagered by end users on our EPS less the total amount of prizes paid to end users. Payments made to the halls for their share of the hold per day are recorded in our results of operations as “Allotments to Hall Operators,” and are deducted from our total revenues to arrive at our net revenues. As competition for Class II gaming revenues increases, our competitors may offer to allocate a greater share of the hold per day to the hall operators. If this happens, we may need to reduce our share of the hold per day to effectively compete, which would result in lower revenues from our EPS.

A comparatively small and declining share of our Class II gaming revenue is from the sale of Class II EPS under lease-purchase arrangements. Under these arrangements, we receive a series of lease payments based on a percentage of a customer’s revenue generated from the leased EPS. At the end of the lease period, we transfer ownership of the EPS to the customer. Due to the pace at which we introduce new technology into our games and systems, we believe our Class II customers generally prefer to rent our EPS under participation arrangements rather than to incur the capital cost of purchasing an EPS that may rapidly be lost to obsolescence. Our reporting of revenues from our television bingo game show, MegaBingo, which accounts for the balance of our Class II gaming revenues, differs from this model. We record revenues from MegaBingo prior to the payment of prizes to end users and prior to an allotment to the hall operator of its share of MegaBingo revenues.

Our recent revenue growth has been driven primarily by our technological innovations and the increase in the installed base of our EPS. Our gaming platforms enable us to regularly launch new games that we believe provide end users with greater levels of entertainment. We believe that this leads to a greater number of end users and to increased end-user spending rates. Our New Generation gaming platform operates at considerably faster speeds than our Legacy platform, generally resulting in end users playing a greater number of games on our New Generation platform than they otherwise could have on our Legacy gaming platform in the same amount of time. As a result of the faster speed of play and higher payout ratios, we believe that end users derive a higher level of satisfaction from playing our New Generation platform games. We believe that this enhanced satisfaction results in end users playing games for longer periods of time than they would have played on our Legacy platform, resulting in a higher hold per day on our New Generation platform EPS.

Since our inception, we have produced MegaBingo, a live paper bingo game featuring a live bingo ball draw that we televise to multiple bingo halls throughout the U.S. MegaBingo enables players in participating halls to compete with players in other halls in a single live bingo game to win a large jackpot prize. For the year ended September 30, 2002, MegaBingo revenues were $1.3 million, and represent a declining percentage of our total revenues. We may discontinue the MegaBingo business altogether during fiscal year 2003.

In May 1996, we introduced our Class II MegaMania game, the first in a series of high-speed, interactive bingo games based on our Legacy platform and played on EPS linked with one another via a nationwide, online telecommunications network. In January 2001, we introduced our Class II MegaNanza game, based on our New Generation platform, which plays faster than our Legacy games and has generated increased revenues for us and our customers. In June, 2002, we introduced Reel Time Bingo, a New-Generation-based high-speed standard sequence bingo game, in which the cards are purchased before the balls are drawn. Over time, we intend to replace MegaNanza with Reel Time Bingo and successor player stations in response to competitive and regulatory pressures, and to take advantage of improved technologies.

The majority of our Class III video lottery systems are sold for an up-front purchase price. In addition, we also receive back-office fees based on a share of the hold per day. Back-office fees cover our service and maintenance of the back-office server installed in each hall to run our Class III games and the related player tracking systems. For those video lottery systems sold to our customers, the back-office fees are considerably smaller than the revenue share we receive from Class II EPS being rented under participation agreements, and generally only cover our operating costs. Accordingly, we derive our revenues from Class III gaming to a greater extent from the sale of player stations as compared to the Class II market. We also enter into either participation or lease-purchase arrangements for our Class III video lottery systems that are similar to those for our Class II systems.

In June 1999, we first installed Class III video lottery terminals in the state of Washington, which was the first state where Class III video lottery systems were permitted by Native American-state compact. Our sales of Class III video lottery terminals peaked in 2000, as initial sales were made pursuant to newly adopted Native American-state compacts with the state of Washington which limited the number of installed Class III video lottery terminals permitted on Native American land. During 2002, we had an average of 1,905 Class III video lottery terminals in service, compared to 1,379 units in 2001.

We have license agreements with WMS and Bally to use certain trademarks, logos and graphics in connection with our Class III games. We, in turn, resell these licenses to our customers in connection with the installation of our Class III video lottery terminals using these licenses. Revenues from these license fees are included in other revenues in our results of operations. We also have a similar license agreement for the Class II market with Bally, WMS, and Mikohn. We do not resell Class II licenses, as we generally install our Class II games and EPS with our customers on a participation arrangement basis.

In addition to bingo prizes and related costs and allotments to hall operators, our next largest expense directly related to our Class II and Class III gaming revenue is amortization and depreciation. We own approximately 83% of our Class II EPS and we generally depreciate the cost of these EPS over three years. With certain Class III customers, we sell EPS under lease purchase agreements, and depreciate these EPS over the term of the lease, which is generally one to three years. We also capitalize certain costs related to the design and development of our gaming products and systems. We generally amortize internally developed games over an eighteen month period, and gaming platforms over a three-year period. During the year ended September 30, 2002, we capitalized $925,000 of internal software costs. Our cost of EPS sold is the smallest component of our expenses as a percentage of our total revenues, and is commensurate with the contribution made by EPS sales to our total revenues.

Recent Developments.

During the last half of fiscal 2002, we faced several legal, regulatory and market challenges to MegaNanza, our most popular Class II game, which accounted for approximately 73% of our total revenues for the most recent fiscal year. On April 15, 2002, we received an Advisory Opinion from the Deputy General Counsel of the NIGC, stating that MegaNanza and its related family of games were Class III games as defined by IGRA.

By April 18, 2002, we filed a lawsuit in the United States District Court for the Northern District of Oklahoma against the NIGC, seeking a judicial declaration that two versions of our MegaNanza family of games are Class II games. Both versions operate in the same way as MegaNanza, in what is called “nonstandard sequence,” meaning that the ball draw occurs before bingo cards are sold to players. On June 14, 2002, the NIGC and the DOJ filed a motion to dismiss the case, claiming the Court lacked jurisdiction on various procedural grounds. After the NIGC Commissioner issued an NOV to our largest customer on June 17, 2002 for playing MegaNanza, the case was expanded to include the issuance of a temporary restraining order against the NIGC from taking any enforcement actions against any of our customers for playing MegaNanza.

As a result of the issuance of the NOV, our largest MegaNanza customer and certain other customers discontinued playing MegaNanza and requested that we install Reel Time Bingo, a Class II bingo game operated on our New Generation platform and played in “standard sequence,” meaning that the ball draw occurs after the bingo cards are sold.

On September 10, 2002, the Court granted the DOJ’s motion to dismiss our case for lack of jurisdiction. As a consequence of the dismissal, the temporary restraining order was dissolved and the NIGC was no longer prohibited from issuing additional NOVs or from taking further enforcement actions. However, by September 10, the term of the NIGC Chairman who had issued the NOV to our largest customer had expired, and no Commissioner had taken his place. So, under the terms of IGRA, the NIGC, in the absence of a Chairman, had no one with the authority to issue a NOV. No new NOVs have been issued through the date of filing of this Annual Report.

We have filed an appeal with the Tenth Circuit seeking a reversal of the District Court’s ruling to dismiss our action against the NIGC. No action has been taken on our appeal to date and we are not able to predict what the outcome of the appeal will be. Our major customer that received the NOV is currently appealing the issuance of the NOV before the NIGC under an appeal process established by rules and regulations under IGRA. We cannot predict what the outcome of this appeal process will be or what further action, if any, may be taken by the customer or the NIGC once the appeal process is completed. If MegaNanza is ultimately determined to be a Class III game, our customers would likely discontinue the play of MegaNanza and seek alternative games and systems from us or our competitors.

Results of Operations

The following table sets forth our installed base of EPS for the years ended September 30, 2002, 2001 and 2000.

	Years Ended September 30,
	2002	2001	2000
Installed EPS base end of period:
Class II
New Generation platform	5,238	1,966	—
Legacy platform	2,398	2,979	3,986

Total Class II EPS	7,636	4,945	3,986

Class III	2,139	1,506	1,282

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included under Item 8. Financial Statements and Supplementary Data.

Fiscal 2002 Compared to Fiscal 2001

Total revenues for 2002 were $291.0 million, compared to $131.8 million in 2001, a 121% increase. This is primarily the result of the increase in revenues generated by Class II electronic gaming, which were $276.9 million for 2002, compared to $121.2 million in 2001, a 128% increase. The increase in Class II gaming revenues was primarily the result of a full year of revenues from New Generation platform games. MegaNanza, the first New Generation game, was introduced in January 2001, followed by Reel Time Bingo in June 2002. For 2002, New Generation games generated revenues of $221.3 million, based on an average of 3,824 EPS in daily operation during 2002, compared to revenues of $47.5 million on an average of 876 EPS in daily operation for 2001. During 2002, we had an average of 2,662 Class II Legacy EPS in daily operation, a 22% decrease from 3,432 in 2001. This decrease resulted primarily from the replacement of many of our Legacy platform EPS with our more profitable New Generation platform EPS. Total revenues from Class III games increased to $5.6 million for 2002, compared to $4.7 million in 2001, an increase of 19%. This increase resulted from a 39% increase in the average number of Class III video lottery terminals in service during 2002, to 1,905 units from 1,379 units in 2001. Television bingo game show revenues for 2002 decreased $882,000, or 41%, from 2001. This decrease was the result of a continued reduction from the prior year in the number of halls participating in MegaBingo, as end users have migrated to our faster Class II systems.

Player station sale and lease revenue increased by $2.3 million, or 46%, to $7.3 million in 2002 from $5.0 million in 2001. The increase is primarily due to the purchase of equipment and software licenses related to the addition of Class III customers in fiscal 2002.

Other revenue, which consists primarily of service and maintenance fees, increased 22% to $1.2 million in 2002 from $985,000 in 2001. The increase is related to the larger installed base of EPS.

Bingo prizes and related costs decreased 38% to $1.5 million in 2002 from $2.4 million in 2001. The decrease was caused primarily by the decrease in MegaBingo revenues discussed above.

Allotments to hall operators increased 129% to $196.2 million in 2002 from $85.7 million in 2001. Virtually all of this increase was attributable to the increase in hall commissions related to Class II interactive gaming and is commensurate with the overall increase in Class II interactive gaming revenue.

Cost of electronic player stations sold increased 70% to $4.4 million in 2002 from $2.6 million in 2001. The increase relates to additional sales of equipment and software licenses in 2002 as compared to 2001. Also, the margin on sales decreased due to increased cabinet costs on some units, and the revamping of ancillary equipment.

Selling, general and administrative expenses increased 76% to $34.3 million in 2002 from $19.5 million in 2001. Salaries and wages increased due to additional personnel hired to address our Class II electronic gaming network needs and the pursuit of new business. At September 30, 2002, we employed 279 full-time and part-time employees, compared to 187 at September 30, 2001. Employee benefits increased primarily due to an increase in performance-based incentives covering substantially all employees and an increase in health and life insurance premiums due to a greater number of employees. Advertising and promotions expenses increased due to an effort to increase our presence at trade shows. Legal and professional fees increased primarily due to regulatory challenges of MegaNanza, and the write-off of offering costs totaling $780,000. These offering costs were incurred in connection with our attempt to raise additional equity capital, which efforts ceased due to negative market conditions. Consulting and contract labor increase due to increased development, upgrade and maintenance of games and systems by outside contractors. Shipping costs increased due to sending parts out to halls for a larger number of installed EPS. The increases were partially offset by the reduction of satellite rent related to the TV game show. The TV game show was revised the first quarter of fiscal 2002 and no longer required the rental of satellite time.

Amortization and depreciation expense increased 42% to $14.3 million in 2002 from $10.1 million in 2001 primarily as a result of depreciation on a greater number of EPS in service during 2002. The amount of depreciation expense in 2002 that related to installed EPS was $10.4 million, and $6.3 million for 2001.

Interest income increased 144% to $339,000 in 2002, from $139,000 in 2001. The increase was primarily the result of higher interest-earning cash balances during 2002.

Interest expense decreased 86% to $96,000 for 2002 from $699,000 for 2001. The reduction of our outstanding debt, primarily from the payment of the remaining balance on a credit facility in September 2001, decreased the interest expense for this fiscal year.

Income tax expense increased to $15.4 million for 2002, compared to an income tax expense of $4.4 million in 2001. The 2002 and 2001 income tax expense represents an effective tax rate of 38% and 40%, respectively, which includes both federal and state taxes. Taxes for 2002 include a benefit of $550,000 relating to a reduction of prior-year accrued state taxes resulting from the actual state liability being less than the estimated liability.

Fiscal 2001 Compared to Fiscal 2000

Total revenues increased 36% in 2001 to $131.8 million from $96.8 million in 2000. This increase was primarily the result of the introduction of MegaNanza in January 2001. For 2001, MegaNanza generated revenues of $47.5 million, based on an average of 876 EPS in daily operation during the year. The average number of Class II Legacy EPS in daily operation decreased 11% to 3,432 in 2001 from 3,869 in 2000. This decrease resulted primarily from the replacement of many Legacy platform EPS with our more profitable New Generation platform EPS. Total revenues from Class III games increased 88% in 2001 to $4.7 million from $2.5 million in 2000. Class III back-office fees increased 183% to $2.0 million in 2001 from $706,000 in 2000. These increases resulted from a 60% increase in the average number of Class III video lottery terminals in service to 1,379 units during 2001 from 863 units during 2000. Television bingo game show revenues decreased 71% to $2.2 million in 2001 from $7.5 million in 2000. This decrease was the result of a significant reduction from the prior year in the number of halls participating in MegaBingo, as end users have migrated to our faster Class II systems.

Player station sale and lease revenue decreased by 33% to $5.0 million in 2001 from $7.5 million in 2000. This decrease was primarily the result of a decrease in the number of Class III EPS sold in 2001 and a shift in preference of our Class II customers to rent our Class II EPS under participation arrangements.

Other revenue, which consisted primarily of service and maintenance fees, increased to $985,000 in 2001 from $32,000 in 2000. This increase was related to the larger installed base of EPS.

Bingo prizes and related costs decreased 64% to $2.4 million in 2001 from $6.7 million in 2000. The decrease was caused primarily by the decrease in MegaBingo revenues discussed above.

Allotments to hall operators increased 48% to $85.7 million in 2001 from $58.1 million in 2000. Virtually all of this increase was attributable to the increase in hall commissions related to Class II interactive gaming and is commensurate with the overall increase in Class II interactive gaming revenue.

Cost of electronic player stations sold was $2.6 million for both 2001 and 2000.

Selling, general and administrative expenses increased 24% to $19.5 million in 2001 from $15.7 million in 2000. Salaries and wages increased due to additional personnel hired to address our Class II electronic gaming network needs and the pursuit of new business, including the Class III video lottery business. Employee benefits increased primarily due to an increase in performance-based incentives covering substantially all employees and an increase in health and life insurance premiums due to a greater number of employees. Advertising and promotions expenses increased due to an enhanced effort by us to advertise and promote certain games in 2001, which included hiring a marketing director and creating a marketing department. Legal and professional fees increased primarily due to our increased research with respect to new products and markets. Consulting and contract labor increased due to the increased development, upgrade and maintenance of games and systems by outside contractors. These increases were partially offset by a decrease in bad debt expense in 2001 and a decrease in telecommunications costs as a result of our favorable renegotiation of contracts.

Amortization and depreciation expense increased 12% to $10.1 million in 2001 from $9.0 million in 2000 primarily as a result of depreciation on a greater number of EPS in service during 2001. The amount of depreciation expense in 2001 that related to EPS installed was $6.3 million, and $6.9 million for 2000.

No software licensing fees were recognized in 2001, compared with $600,000 in 2000. During 2000, we granted an exclusive license to use our intellectual property for non-gambling Internet sweepstakes purposes to GameBay.com, in which we hold a 29% interest. In return, we received a one-time fee of $1.0 million, of which $600,000 was received in cash in December 1999 and the balance was evidenced by a note for $400,000 due in December 2002. We elected, at the time, to defer any recognition of the $400,000 note receivable into income until payment was actually received. During the second quarter of 2001, we determined that the ultimate collection of the $400,000 note receivable was doubtful and accordingly the note was offset against the related deferred revenue. We did not recognize any loss on GameBay.com for 2001 because we had reduced the net book value of our investment in GameBay.com to zero by September 30, 2000.

Interest income increased 18% to $139,000 in 2001 from $118,000 in 2000. The increase in interest income was primarily the result of a 144% increase in stockholder notes receivable to $1.9 million in 2001 from $780,000 in 2000.

Interest expense decreased 20% to $699,000 in 2001 from $878,000 in 2000. This decrease resulted from a lower outstanding balance on our working capital line of credit during 2001. This decrease was partially offset by $177,000 in interest paid on additional income tax assessments made by the Internal Revenue Service for our 1999, 1998 and 1997 tax years.

Equity in loss of unconsolidated subsidiary was zero in 2001 compared to $350,000 in 2000. We recorded our 29% investment in GameBay.com using the equity method and have recognized our pro rata share of GameBay.com’s estimated net loss since December 1999. We did not recognize any loss on GameBay.com for 2001 because we had reduced the net book value of our investment in GameBay.com to zero by September 30, 2000.

Income tax expense increased 214% to $4.4 million in 2001 from $1.4 million in 2000. Our 2001 income tax expense represents an effective tax rate of 40%, as compared to 34% in 2000. The effective tax rate for 2000 was lower than the effective tax rate for 2001 as a result of prior year tax credits in the amount of $277,000 that we utilized during 2000.

Recent Accounting Pronouncements Issued

In June 2001, the Financial Accounting Standards Board, or FASB, finalized Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that we recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that we reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

SFAS No. 142 requires, among other things, that we no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires us to identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No 142. We are required to apply SFAS No. 142 in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. Currently, we do not expect that adopting SFAS Nos. 141 and 142 will have a material impact on our financial position and results of operations.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 provides accounting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the Statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. We do not expect the adoption of this Statement will have a material impact on our financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of,” and amends ARB No. 51, “Consolidated Financial Statements,” addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim financials within those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 are generally to be applied prospectively. We do not expect the adoption of this Statement will have a material impact on our financial position and results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The Statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. We do not expect the adoption of this Statement will have a material impact on our financial position and results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force, or EITF, Issue No. 94-3. This Statement is effective for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.

Liquidity and Capital Resources

At September 30, 2002, we had unrestricted cash and cash equivalents of $15.2 million compared to $4.9 million at September 30, 2001. Our working capital for 2002 increased to $11.5 million compared to $3.5 million for 2001.

As of September 30, 2002, our total contractual cash obligations were as follows:

	Less than One Year	One to Four Years	Total
	(In thousands)
Long-term debt(1)	$245	$369	$614
Operating Leases(2)	1,021	2,648	3,669
Purchase Commitments(3)	4,512	1,875	6,387

Total	$5,778	$4,892	$10,670

(1)	Represents various three year loans at an overall annual interest rate of 6% for the purchase of automobiles.
(2)	Operating leases for our facilities and office equipment that expire at various times through 2007.
(3)	Commitments to purchase EPS and licenses.

During 2002, we generated cash from operations of $32.0 million compared to $14.8 million during 2001. This increase was primarily the result of an increase in net income to $25.3 million in 2002 from $6.7 million in 2001. Accounts payable and accrued expenses increased by $6.8 million in 2002, due primarily to a $18.9 million increase in inventories.

Cash used in investing activities increased to $30.2 million in 2002 from $16.0 million in 2001. This increase was the result of acquisitions of property and equipment of $25.8 million, including $23.5 million in EPS. The balance of the increase resulted from capitalized gaming software development, game operations hardware, and purchase of a corporate aircraft.

Cash provided by financing activities for 2002 was $8.6 million compared to $4.8 million in 2001. During 2002, we collected $8.0 million from the exercise of warrants and options and the related tax benefit compared to $18.0 million in 2001. During 2001, we used $5.3 million and $5.7 million to repurchase shares of our common stock and pay down our credit facility.

Our Board of Directors authorized us to repurchase 450,000 shares of our common stock, effective April 2000, and an additional 1,500,000 shares of our common stock, effective September 2001. The timing and total number of shares repurchased will depend upon prevailing market conditions and other investment opportunities. During fiscal 2002, we repurchased 606 shares of our Common Stock at an average cost of $28.33. During fiscal 2001 and 2000, we repurchased 831,865 and 190,875 shares of our common stock at an average cost of $6.31 and $2.58, respectively. At September 30, 2002, we had approximately 3.2 million options and warrants outstanding, with exercise prices ranging from $1.33 to $30.95 per share. Of the options and warrants outstanding, approximately 836,000 were exercisable at September 30, 2002.

Our projected capital expenditures for the next year will consist primarily of EPS that are placed with our Class II customers under rental arrangements, and may include substantial capital expenditures in connection with potential acquisitions and gaming facility development. In pursuing our acquisition strategy and our strategy to partner with our customers and prospective customers in the development of gaming facilities that will house our EPS, we may make expenditures that could significantly impact our cash flow and liquidity and use a significant portion of both our cash flow from operations and any proceeds we receive from any debt or equity financing we undertake. Our total capital expenditures will depend upon the number of EPS that we are able to place in service during the year. Additional capital expenditures will be required for EPS if we are successful in introducing our games into new markets, such as the charity bingo market. In addition to manufacturing our own EPS, we also purchase player stations and licenses from Bally and WMS, and licenses from Mikohn.

In May 2002, the New York Lottery notified us that it had selected us as the winning vendor in a competitive procurement to provide the central system for video lottery games to be operated at New York State racetracks. On December 17, 2002, we executed a definitive agreement to provide the central system, and submitted it to the New

York lottery. The agreement remains subject to approval by various New York agencies and officials before it becomes effective. Once the definitive agreement becomes effective, we believe that it will be necessary to spend at least $14.5 million in the following six months to develop, produce and implement the system.

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

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. There can be no assurance that actual results will not differ from those estimates. We believe the following represent our most critical accounting policies:

Revenue Recognition. We derive our Class II gaming revenues primarily from participation arrangements with our customers. Under these arrangements, we retain ownership of EPS installed at our customers’ bingo halls and receive revenue based on a percentage of the hold per day generated by each EPS. We report the hold per day as gaming revenue. The hold represents the total amount wagered by end users on our EPS less the total amount of prizes paid to end users. Payments made to the halls for their share of the hold per day are recorded in our results of operations as “Allotments to Hall Operators,” and are deducted from our total revenues to arrive at our net revenues. A comparatively small and declining share of our Class II gaming revenue is from the sale of Class II EPS under lease-purchase arrangements. Under our lease-purchase arrangements, we receive a series of lease payments based on a percentage of a customer’s revenue generated from the leased EPS. At the end of the lease period we transfer EPS ownership to the customer.

The majority of our Class III video lottery systems to date have been sold for an up-front purchase price. In addition, we also receive back-office fees based on a share of the hold per day. Back-office fees cover our service and maintenance of the back-office server installed in each hall to run our Class III games and the related player tracking systems. For those video lottery systems sold to our customers, the back-office fees are considerably smaller than the revenue share we receive from Class II EPS being rented under participation agreements, and generally only cover our operating costs. Accordingly, we derive our revenues from Class III gaming to a greater extent from the sale of EPS as compared to the Class II market. We also enter into either participation or lease-purchase arrangements for our Class III video lottery systems that are similar to those for our Class II systems.

Inventory. Our current inventory consists primarily of completed EPS units and computer equipment components for Class III EPS we expect to sell within the next year. Our non-current inventory comprises both completed Class II EPS, and new and refurbished computer equipment components for Class II EPS we expect to place under revenue sharing agreements. Accordingly, we transfer these leased units from inventory to our property and equipment upon consummation of the leases. Inventory is carried at the lower of cost (first-in, first-out) or market. We annually evaluate our inventory’s obsolescence and update the reserve as necessary.

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

Our agreements with the tribes provide that ownership of any MegaBingo satellite dishes or other monitoring equipment we purchased and placed at the hall locations reverts to the tribe at the end of the agreement. We depreciate this equipment over the shorter of the term of the agreement or three years. Generally, these provisions do not apply to electronic player stations and related equipment, except for EPS purchased by the tribe.

We state internally developed gaming software at cost, and we depreciate its cost over its estimated useful life, generally using the straight-line method. We depreciate substantially all of our internally developed software over 18 months to five years. We capitalize game software development costs when the project is under development, and depreciate the software once in service. We expense any subsequent software maintenance costs as incurred. Software development projects that are discontinued are expensed as such determination is made.

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

Stock-Based Compensation. We apply Accounting Principles Board Opinion, or APB, No. 25 in accounting for our stock option plans, rather than the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB 25, no compensation expense is recognized for grants of options to common law employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on our grants to employees in 2002 and 2001, no compensation expense has been recognized.

Contingencies

For information regarding contingencies, see “Note 6 of Notes to Consolidated Financial Statements.”

Inflation and Other Cost Factors

Our operations have not been, nor are they expected to be, materially affected by inflation. However, our operational expansion is affected by the cost of hardware components, which is not considered to be inflation sensitive, but rather sensitive to changes in technology and competition in the hardware markets. In addition, we expect to continue to incur increased legal and other similar costs associated with compliance with regulatory requirements and the uncertainties present in the operating environment in which we do business. However, this expectation could change depending upon a number of factors, including those described under “Item 1. Business—Risk Factors”

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

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

PART III

Certain information required by Part III is omitted from this Form 10-K because we will file a definitive Proxy Statement pursuant to Regulation 14A, or Proxy Statement, not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10.    Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the Proxy Statement under the headings “Proposal 1—Election of Directors,” and “Executive Compensation—Executive Officers” and “Compliance with Section 16(a) of the Exchange Act of 1934.”

ITEM 11.    Executive Compensation

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation.”

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Principal Stockholders.”

ITEM 13.    Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation – Certain Transactions with Management.”

ITEM 14.    Controls and Procedures

We maintain controls and other procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In response to recent legislation, we implemented changes to our disclosure controls and procedures, primarily to formalize and document procedures already in place and to establish a disclosure committee consisting of some of our officers and other management.

Within the 90-day period prior to our filing of this report, and under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

We do not expect that our disclosure controls and procedures or our other internal controls can prevent all error and all fraud or that our evaluation of these controls and procedures can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. The benefits of controls and procedures must be considered relative to their costs, and the design of any system of controls is based in part upon assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls and procedures may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these and other inherent limitations in controls and procedures, misstatements or omissions due to error or fraud may occur and not be detected.

Subsequent to the date of our evaluation described above, we have not made any significant changes, including corrective actions with regard to significant deficiencies or material weaknesses, in our internal controls or in other factors that could significantly affect these controls.

ITEM 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.    The following documents are filed as part of this Report:

1.	Financial Statements

2.	Exhibits—See Exhibit Index

b.    Reports On Form 8-K

We filed four (4) reports on Form 8-K during the fiscal year ended September 30, 2002, on the following dates:

1.	Form 8-K, filed March 11, 2002

2.	Form 8-K, filed April 18, 2002

3.	Form 8-K, filed April 23, 2002

4.	Form 8-K, filed May 30, 2002

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders
Multimedia Games, Inc.

We have audited the accompanying consolidated balance sheets of Multimedia Games, Inc. as of September 30, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2002. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multimedia Games, Inc. at September 30, 2002 and 2001, and the results of its operations and its cash flows for the each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Houston, Texas
November 8, 2002

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS
As of September 30, 2002 and 2001
(In thousands, except shares and per-share amounts)

	2002	2001
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,247	$4,868
Accounts receivable	5,697	3,998
Allowance for doubtful accounts receivable	(428)	(343)
Inventory, net	4,303	2,634
Prepaid expenses and other assets	1,418	1,142
Notes receivable, net	3,115	711
Deferred taxes	797	765

Total current assets	30,149	13,775
Restricted cash and long-term investments	1,493	1,764
Inventory, net—non-current	10,328	4,096
Property and equipment, net	40,137	21,664
Deferred taxes	—	1,895
Other assets	4,083	1,473

Total assets	$86,190	$44,667

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$245	$—
Accounts payable and accrued expenses	14,480	7,673
Federal and state income tax payable	1,181	2,527
Halls’ share of surplus	793	—
Prize fulfillment fees payable	44	99
Deferred revenue	1,929	—

Total current liabilities	18,672	10,299
Long-term debt, less current portion	369	—
Other long-term liabilities	1,385	2,000
Deferred taxes	252	—

Total liabilities	20,678	12,299

Commitments and contingencies (Notes 5 and 6)
Stockholders’ equity:
Preferred stock, Series A, $0.01 par value, 2,000,000 shares authorized, none and 9,203 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized 13,963,489 and 12,983,538 shares issued, and 12,889,144 and 11,909,799 shares outstanding, respectively	140	130
Additional paid-in capital	40,996	32,586
Stockholders’ notes receivable	(2,417)	(1,896)
Treasury stock, 1,074,345 and 1,073,739 shares at cost, respectively	(5,847)	(5,830)
Retained earnings	32,640	7,378

Total stockholders’ equity	65,512	32,368

Total liabilities and stockholders’ equity	$86,190	$44,667

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended September 30, 2002, 2001 and 2000
(In thousands, except per-share amounts)
	2002	2001	2000
REVENUES:
Gaming revenue—Class II	$276,898	$121,165	$86,744
Gaming revenue—Class III	5,642	4,670	2,517
Player station sale and lease revenue	7,319	4,992	7,516
Other	1,151	985	32

Total revenues	291,010	131,812	96,809
Allotments to hall operators	196,216	85,655	58,148
Bingo prizes and related costs	1,452	2,391	6,696

Net revenues	93,342	43,766	31,965

OPERATING COSTS AND EXPENSES:
Cost of electronic player stations sold	4,379	2,550	2,564
Selling, general and administrative expenses	34,253	19,508	15,709
Amortization and depreciation	14,304	10,085	8,973

Total operating costs and expenses	52,936	32,143	27,246

Operating income	40,406	11,623	4,719
OTHER INCOME (EXPENSE):
Software license fee	—	—	600
Interest income	339	139	118
Interest expense	(96)	(699)	(878)
Equity in loss of unconsolidated subsidiary	—	—	(350)

Income before income taxes	40,649	11,063	4,209

Income tax expense	15,384	4,391	1,430

Net income	$25,265	$6,672	$2,779

Basic earnings per share	$2.02	$0.71	$0.32

Diluted earnings per share	$1.74	$0.57	$0.30

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Years Ended September 30, 2002, 2001, and 2000
(In thousands, except shares and per-share amounts)

	Preferred Stock		Common Stock				Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Stockholders’ Notes Receivable	Number of Shares	Amount	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balance, September 30, 1999	90,789	$1	8,292,224	$83	$13,145	$(758)	50,999	$(87)	$(1,882)	$10,502
Exercise of stock options	—	—	15,525	2	345	—	—	—	—	347
Stock issued in connection with NGI settlement	—	—	187,500	—	—	—	—	—	—	—
Stockholders’ notes for stock purchase, net	—	—	—	—	—	(22)	—	—	—	(22)
Purchase of treasury stock	—	—	—	—	—	—	190,875	(493)	—	(493)
Preferred stock dividends ($1.10 per preferred share)	—	—	—	—	—	—	—	—	(100)	(100)
Value of options and warrants associated with consulting services	—	—	—	—	33	—	—	—	—	33
Net income	—	—	—	—	—	—	—	—	2,779	2,779

Balance, September 30, 2000	90,789	1	8,495,249	85	13,523	(780)	241,874	(580)	797	13,046
Exercise of stock options	—	—	1,098,882	11	2,607	—	—	—	—	2,618
Exercise of stock warrants	—	—	2,777,512	28	14,466	—	—	—	—	14,494
Conversion of preferred stock	(81,586)	(1)	611,895	6	(5)	—	—	—	—	—
Stockholders’ notes for stock purchase, net	—	—	—	—	—	(1,116)	—	—	—	(1,116)
Purchase of treasury stock	—	—	—	—	—	—	831,865	(5,250)	—	(5,250)
Tax benefit of stock options exercised	—	—	—	—	1,995	—	—	—	—	1,995
Preferred stock dividends ($1.10 per preferred share)	—	—	—	—	—	—	—	—	(91)	(91)
Net income	—	—	—	—	—	—	—	—	6,672	6,672

Balance, September 30, 2001	9,203	—	12,983,538	130	32,586	(1,896)	1,073,739	(5,830)	7,378	32,368
Exercise of stock options	—	—	629,430	7	2,020	—	—	—	—	2,027
Exercise of stock warrants	—	—	309,623	3	1,310	—	—	—	—	1,313
Conversion of preferred stock	(9,203)	—	40,898	—	—	—	—	—	—	—
Stockholders’ notes for stock purchase, net	—	—	—	—	—	(521)	—	—	—	(521)
Purchase of treasury stock	—	—	—	—	—	—	606	(17)	—	(17)
Tax benefit of stock options exercised	—	—	—	—	4,829	—	—	—	—	4,829
Preferred stock dividends	—	—	—	—	—	—	—	—	(3)	(3)
Value of options associated with consulting services	—	—	—	—	251	—	—	—	—	251
Net income	—	—	—	—	—	—	—	—	25,265	25,265

Balance, September 30, 2002	—	$—	13,963,489	$140	$40,996	$(2,417)	1,074,345	$(5,847)	$32,640	$65,512

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2002, 2001 and 2000
Increase (Decrease) in Cash and Cash Equivalents
(In thousands)
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,265	$6,672	$2,779
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Amortization and depreciation	14,304	10,085	8,973
Options issued to consultants	251	—	33
Provision for doubtful accounts	875	111	323
Write off of GameBay assets	—	—	350
Loss on disposal of equipment	267	—	—
Provision for obsolete inventory	494	89	175
Equity in loss of unconsolidated subsidiary	—	—	350
Deferred taxes	2,115	(2,287)	506
Tax benefit of stock options exercised	4,829	1,995	—
(Increase) decrease in:
Accounts receivable	(2,570)	(691)	(1,656)
Inventory	(12,145)	(5,515)	2,034
Prepaid expenses and other assets	(2,471)	(1,121)	(414)
Federal and state income tax payable	(6,175)	(651)	(993)
Other long-term liabilities	—	500	—
Prize fulfillment fees payable	(55)	6	(79)
Notes receivable	(632)	1,519	(1,740)
Accounts payable and accrued expenses	6,807	3,951	1,737
Halls’ share of surplus	874	90	550

NET CASH PROVIDED BY OPERATING ACTIVITIES	32,033	14,753	12,928

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and patents	(29,552)	(15,936)	(8,664)
Restricted cash and long-term investments and other long-term liabilities	(344)	(28)	24
Increase in stockholders’ notes receivable, net	(321)	(29)	(22)

NET CASH USED IN INVESTING ACTIVITIES	(30,217)	(15,993)	(8,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants, and related tax benefit	7,969	18,020	33
Proceeds from (repayments on) note payable, net	757	(5,727)	(2,411)
Principal payments of debt	(143)	(274)	(85)
Payment on NGI lawsuit settlement	—	(1,885)	(1,190)
Preferred stock dividends	(3)	(91)	(100)
Purchase of treasury stock	(17)	(5,250)	(493)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	8,563	4,793	(4,246)

Net increase in cash and cash equivalents	10,379	3,553	20
Cash and cash equivalents, beginning of period	4,868	1,315	1,295

Cash and cash equivalents, end of period	$15,247	$4,868	$1,315

SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$96	$783	$864

Federal income tax paid	$8,261	$2,981	$448

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
For the Years Ended September 30, 2002, 2001 and 2000
(In thousands)
	2002	2001	2000
NON-CASH TRANSACTIONS:
Transfer of inventory to property and equipment	$3,750	$1,956	$1,047
Deferred revenue from notes receivable	—	—	400
Offset a note receivable against related deferred revenue	—	400	—
Conversion of preferred stock to common stock	—	4	—
Payment of debt with common stock	—	—	313
Issuance of note receivable to officer for common stock	200	1,087	—
Issuance of note receivable for deferred revenue	1,929	—	—

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Operations — The Company is a technology supplier to the gaming industry. The Company designs and develops interactive Class II and Class III games and related electronic player stations, or EPS, and equipment that are marketed to Native American bingo and gaming halls located throughout the U.S., primarily in Oklahoma. Class II EPS are typically provided to customers under revenue sharing arrangements, while Class III EPS are sold for an up-front purchase price. The Company operates its games on behalf of its tribal customers through Betnet, a multi-path telecommunications network. Betnet interconnects EPS located within a hall and in multiple bingo halls, thereby enabling players to simultaneously participate in the same game and to compete against one another to win common pooled prizes. The Company offers Class II and Class III game themes that have been designed and developed by the Company as well as game themes it has licensed from others.

Consolidation Principles — The Company’s financial statements include the activities of Multimedia Games, Inc. and its four wholly-owned subsidiaries: TV Games, Inc., MegaBingo, Inc., American Gaming Network, L.L.C., MGAM Systems, Inc., and Multimedia Creative Services, Inc. GameBay.com, Inc. was a wholly-owned subsidiary until December 1999, when 71% of its capital stock was sold to third parties. GameBay.com, Inc. was treated as an equity investment until March 31, 2001, when GameBay discontinued its operations and the Company reduced its investment in GameBay to zero.

Cash and Cash Equivalents — The Company considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Restricted Cash and Long-Term Investments — Restricted cash and long-term investments include $270,000 at September 30, 2001, held in reserve for MegaBingo prizes under the provisions of the Company’s Integrated Services Agreements, or IGSAs, with its tribal customers. The MegaBingo game was revised in fiscal 2002, and the Company’s IGSA was amended so that a prize reserve was not required. At September 30, 2002 and 2001, the present value of investments held by the Company’s prize fulfillment firm related to outstanding jackpot prize winner annuities was $1.4 million and $1.5 million respectively.

Inventory — Current — The Company’s current inventory consists primarily of computer equipment components for EPS, and completed electronic player station units expected to be sold within the Company’s next fiscal year. Such inventory is carried at the lower of cost (first-in, first-out) or market. At September 30, 2002 and 2001, the Company’s current inventory consisted of the following:

Inventory	2002	2001
	(In thousands)
Finished units	$2,349	$1,219
New components	1,756	1,122
Used components	659	714
Obsolescence reserve	(461)	(421)

Net current inventory	$4,303	$2,634

Inventory — Non-Current — The Company’s non-current inventory consists of completed EPS units expected to be placed under revenue sharing agreements. Accordingly, such units are transferred from inventory to the Company’s property and equipment upon consummation of such agreements. Such inventory is carried at the lower of cost (first in, first out) or market. The Company annually evaluates the obsolescence of its inventory and updates the reserve as necessary. Non-current inventory also consists of both new and used components, stated at net carrying value. At September 30, 2002 and 2001, the Company’s non-current inventory consisted of the following:

Inventory	2002	2001
	(In thousands)
Finished units	$5,637	$1,895
New components	1,582	1,110
Used components	4,214	1,744
Obsolescence reserve	(1,105)	(653)

Net non-current inventory	$10,328	$4,096

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment—Property and equipment are stated at cost. The cost of property and equipment is depreciated over their estimated useful lives, generally using the straight-line method for financial reporting and accelerated methods for tax reporting purposes. Equipment under leases which could convey ownership to the lessee at the end of the lease term is depreciated over the shorter of the lease term or three years. Substantially all of the Company’s property and equipment is depreciated over two to five years. Sales and retirements of depreciable property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in operations.

Internally developed gaming software is stated at cost, and its cost is depreciated over its estimate useful life, generally using the straight-line method. Substantially all of the Company’s internally developed software is amortized over periods ranging from 18 months to five years. Game software development costs are capitalized once technological feasibility has been established, and are amortized once the software is placed into service. Any subsequent software maintenance costs are expensed as incurred. Software development projects that are discontinued are expensed when such determination is made.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, which considers the discounted future net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. This analysis of the long-lived assets at September 30, 2002 indicated there was no material impairment to these assets’ carrying values.

Accounts Payable and Accrued Expenses — Included in the Company’s accounts payable and accrued expenses at September 30, 2002 and 2001, were $4.9 million and $1.7 million, respectively, of accrued bonuses and salaries. At September 30, 2002, and 2001, the balance of amounts accrued for customer marketing and promotional activity, as well as equipment servicing and maintenance, totaled $646,000 and $1.3 million, respectively.

Deferred Revenue — Deferred revenue represents sales of EPS to be delivered to customers in the future.

Other Long-Term Liabilities — Other long-term liabilities at September 30, 2002 and 2001 include $23,000 and $36,000, respectively, of long-term prizes payable on the Company’s MegaBingo game. At September 30, 2002 and 2001, the present value of investments held by the Company’s prize fulfillment firm related to outstanding jackpot prize winner annuities amounted to $1.4 million and $1.5 million, respectively.

Income Taxes — The Company applies the provisions of Statement of Financial Accounting Standards, or SFAS, No. 109 “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax liabilities or assets arise from differences between the tax basis of assets or liabilities and their basis for financial reporting, and are subject to tests of recoverability in the case of deferred tax assets. The amount of deferred tax liabilities or assets is calculated by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. A valuation allowance is provided for deferred tax assets to the extent realization is not judged to be more likely than not.

Stock Split — On January 24, 2002, the Board of Directors authorized a three-for-two split of the Company’s common stock, paid in the form of a stock dividend on February 11, 2002. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the split.

Treasury Stock — The Company utilizes the cost method for accounting for its treasury stock acquisitions and dispositions.

Accounting Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts and inventory obsolescence, asset lives of equipment, deferred tax assets, and the provision for and disclosure of litigation and loss contingencies. Actual results may differ from these estimates in the near term.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Game Reserve — Prizes awarded under the Company’s interactive games are based upon attaining an assumed level of gross game receipts and statistical assumptions as to the frequency of winners. A surplus exists when game receipts exceed prize payouts, and a deficit exists when prize payouts exceed game receipts. Over any statistically relevant period of time, no material surplus or deficit is created.

Income per Common Share — Income per common share is computed in accordance with SFAS No. 128, “Earnings per Share.” Presented below is a reconciliation of net income available to common stockholders and the differences between actual weighted average shares outstanding, which are used in computing basic earnings per share and diluted weighted average shares, which are used in computing diluted earnings per share.

	For the Year Ended September 30, 2002
	(In thousands, except shares and per-share amounts)
BASIC EARNINGS PER SHARE:	Income	Shares	Per Share Amount
Net income	$25,265
Less: preferred stock dividends	(3)

Income available to common stockholders	25,262	12,481,159	$2.02

DILUTED EARNINGS PER SHARE:
Effect of Dilutive Securities:
Options		1,888,131
Warrants		178,336
Convertible preferred stock	3	11,570

Income available to common stockholders plus assumed conversions	$25,265	14,559,196	$1.74

At September 30, 2002, options to purchase 399,500 shares of Common Stock at exercise prices ranging from $20.30 to $30.95 per share were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

	For the Year Ended September 30, 2001
	(In thousands, except shares and per-share amounts)
BASIC EARNINGS PER SHARE:	Income	Shares	Per Share Amount
Net income	$6,672
Less: preferred stock dividends	(91)

Income available to common stockholders	6,581	9,218,543	$0.71

DILUTED EARNINGS PER SHARE:
Effect of Dilutive Securities:
Options		1,245,297
Warrants		586,631
Convertible preferred stock	91	549,107

Income available to common stockholders plus assumed conversions	$6,672	11,599,578	$0.57

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the Year Ended September 30, 2000
	(In thousands, except shares and per-share amounts)
BASIC EARNINGS PER SHARE:	Income	Shares	Per Share Amount
Net income	$2,779
Less: preferred stock dividends	(100)

Income available to common stockholders	2,679	8,343,375	$0.32

DILUTED EARNINGS PER SHARE:
Effect of Dilutive Securities:
Options		143,495
Warrants		—
Convertible preferred stock	100	652,793

Income available to common stockholders plus assumed conversions	$2,779	9,139,663	$0.30

Revenue Recognition — Revenues from the operation of the television bingo game shows are recognized as the gaming session for which the cards were purchased occurs. Interactive gaming revenues are recorded net of prizes awarded. Revenues from television bingo game shows are recorded on a gross basis and prizes are not netted.

Class III gaming revenue and back-office fees are based on a percentage of revenue generated by the EPS, and are recognized as the revenues are generated by the EPS.

Lease revenues from EPS are generally based on a percentage of revenue generated by the EPS, and are recognized as the revenues are generated by the EPS.

Revenues from the sale of EPS and Class III licenses are recorded when the EPS are delivered to the purchaser and the licenses installed.

Integrated Services Agreements; Interactive Gaming Agreements — Most of the Company’s agreements with its tribal customers to provide products and services are on a year to year basis with separate contracts for each bingo hall operated by that tribe. There is no uniform or predominant expiration date for these agreements.

Stock-Based Compensation — The Company applies Accounting Principles Board Opinion No. 25, or APB 25, in accounting for its stock option plans rather than the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB 25, no compensation expense is recognized for grants of options to common law employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company’s grants in 2002, 2001, and 2000, no compensation expense has been recognized. Pro forma information regarding net income and basic and diluted earnings per share under the alternative fair value accounting is required by SFAS No. 123. (See Note 5 of Notes to Consolidated Financial Statements.)

Reclassification — Certain reclassifications were made to the 2001 accounts to conform to the 2002 financial statement presentation. These reclassifications did not have an impact on previously reported results of operations.

Recently Issued Accounting Pronouncements — In June 2001, the Financial Accounting Standards Board, or FASB, finalized SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS No. 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. SFAS No. 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of SFAS No. 142, that the Company reclassify the carrying amounts of intangible assets and goodwill based on the criteria in SFAS No. 141.

SFAS No. 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets and cease amortization of intangible assets with an indefinite useful life. An intangible

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142, which is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption, and to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142.

In August 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which is applicable to all companies. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, and addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/ or the normal operation of a long-lived asset, except for certain obligations of lessees. As used in SFAS No. 143, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of,” and amends ARB No. 51, “Consolidated Financial Statements,” addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim financials within those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 are generally to be applied prospectively.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS No. 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The Statement also contains other nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force, or EITF, Issue No. 94-3. This Statement is effective for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.

The Company does not expect the adoption of any recently-issued accounting pronouncements to have a material impact on its financial position and results of operations.

2.    Property and Equipment

At September 30, 2002 and 2001, the Company’s property and equipment consisted of the following:

	2002	2001
	(In thousands)
Gaming and satellite equipment	$63,649	$37,421
Software costs	7,829	7,088
Other	3,139	1,895

Total property and equipment	74,617	46,404
Less accumulated depreciation and amortization	(34,480)	(24,740)

Property and equipment, net	$40,137	$21,664

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Long-Term Debt

As of September 30, 2002, the Company had notes payable to a financial institution totaling $614,000. The average interest rate on these notes is 6%, and the notes are collateralized by Company vehicles. The current and non-current portions of these notes are $245,000 and $369,000, respectively.

4.    Income Taxes

The provision for income tax expense consisted of the following for the years ended September 30, 2002, 2001 and 2000:

	2002	2001	2000
	(In thousands)
CURRENT:
Federal	$11,809	$5,804	$694
State	1,460	874	230
DEFERRED	2,115	(2,287)	506

Income tax expense	$15,384	$4,391	$1,430

A reconciliation of the expected income tax expense based upon the federal statutory rate and the taxes reflected in tax expense is as follows for the years ended September 30, 2002, 2001 and 2000:

	2002	2001	2000
	(In thousands)
Expected federal income tax expense	$14,227	$3,761	$1,431
State income tax expense, net of federal benefit	949	577	151
Nondeductible expenses	35	86	186
Prior years’ tax credit utilized in 2000	—	—	(277)
Other	173	(33)	(61)

Income tax expense	$15,384	$4,391	$1,430

Differences between the book value and the tax basis of the Company’s assets and liabilities at September 30, 2002 and 2001 result in deferred tax assets and liabilities as follows:

	2002	2001
	(In thousands)
Deferred tax asset—current:
Allowance for doubtful accounts	$222	$124
Inventory obsolescence reserve	605	386
Accrued liabilities	211	255
Other	200	—
Game reserve	(441)	—

Current deferred tax asset, net	$797	$765

Deferred tax asset (liability)—noncurrent:
Property and equipment	(252)	2,306
Game reserve	—	(411)

Non-current deferred tax asset (liability), net	$(252)	$1,895

For 2002 and 2001, the Company recorded a $4.8 million and $2.0 million reduction of its federal and state income tax liability, with an offsetting credit to additional paid-in capital resulting from the benefits of stock options. Such benefits relate to non-qualified stock options exercised and to employees exercising incentive stock options and selling the Common Stock within a one-year period.

5.    Stockholders’ Equity

Series A Preferred Stock

During fiscal 1995, the Company amended its articles of incorporation to provide for the issuance of up to 2,000,000 shares of Preferred Stock in such series and with such rights and preferences as may be approved by the Board of Directors. In January 1995, the Board of Directors approved a Series A Preferred Stock which is cumulative, voting

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and convertible, and sold 134,318 shares of such stock for $1,343,318. The Series A Preferred Stock is subject to redemption at the election of the Company for $10 per share.

During the year ended September 30, 2002, 9,203 Series A Preferred Shares were converted into 40,898 shares of the Company’s Common Stock. During the year ended September 30, 2001, 81,586 Series A preferred shares were converted into 611,895 shares of the Company’s Common Stock. As of September 30, 2002, there were no shares of Series A Preferred Stock outstanding.

Common Stock

At September 30, 2000, the Company had outstanding 2,688,215 Class A and Class B warrants. During the year ended September 30, 2001, substantially all of the Class A and Class B warrants were exercised at $5.33 per share, resulting in total proceeds to the Company of approximately $14.3 million. The remaining unexercised warrants were redeemed at $0.07 per warrant in August 2001. Also during the year ended September 30, 2001, the Company issued 1,188,179 shares of Common Stock upon the exercise of options and warrants at exercise prices ranging from $1.33 to $6.29 per share.

During the year ended September 30, 2002, the Company issued 939,053 shares of Common Stock upon the exercise of options and warrants at exercise prices ranging from $1.67 to $10.17 per share

Treasury Stock

The Board of Directors authorized the Company to repurchase 450,000 shares of its Common Stock, effective April 2000, and an additional 1,500,000 shares of its Common Stock, effective September 2001. The timing and total number of shares repurchased was dependant upon prevailing market conditions and other investment opportunities. During fiscal 2002 and 2001, the Company repurchased 606 and 831,865 shares of its Common Stock at an average cost of $28.05 and $6.31, respectively.

Indebtedness of Certain Officers and Directors

At September 30, 2002 and 2001, the Company had the following notes receivable from certain officers and directors.

	Outstanding September 30, 2002	Outstanding September 30, 2001	Interest Rate	Due Date
	(In thousands)
Gordon Graves	$647	$648	6%	February 2003
Clifton Lind	1,752	1,112	6%	*
Other	18	136	6%	Various

	$2,417	$1,896

*$365,650	is due in April 2003, $1.2 million is due in April 2004, and $202,400 is due in April 2005.

On April 12, 2001, Clifton Lind, the Company’s President and COO, exercised his option to purchase 427,500 shares of the Company’s Common Stock. This purchase was made by way of a recourse promissory note issued to the Company, as permitted by the President’s Stock Option Plan of 1998. The note is fully recourse to Mr. Lind’s other personal assets.

On April 17, 2002, Mr. Lind exercised additional options to purchase 60,216 shares of Common Stock at an aggregate purchase price of $199,908. This purchase was also made by way of a recourse note issued to the Company as permitted by the President’s Stock Option Plan of 1998, and is also fully recourse to Mr. Lind’s other personal assets. In March 2002, the Company loaned Mr. Lind $355,000 to fund his income taxes on the April 12, 2001 option exercise. This loan is also evidenced by a fully recourse note of Mr. Lind.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Stock Warrants and Options

In connection with past financing arrangements and as compensation for consulting and professional services, the Company has issued warrants and options to purchase its Common Stock. The following tables summarize such warrant and option activity for 2002, 2001 and 2000:

2002 Activity:

Exercise price per Share	Expiration Date	No. of Warrants/Options Outstanding October 1, 2001	Granted	Exercised/ Expired/ Canceled	No. of Warrants/Options Outstanding September 30, 2002	Exercisable September 30, 2002
$2.54	June 2002	75,000	—	(75,000)	—	—
3.67	Feb 2007	118,500	—	(75,000)	43,500	43,500
4.67	June 2003	285,600	—	(205,975)	79,625	79,625
6.29	Mar 2003	25,211	—	(15,975)	9,236	9,236
7.53	Sept 2011	15,000	—	—	15,000	3,750
9.67	Oct 2011	—	45,000	—	45,000	—
16.55	Sept 2012	—	10,000	—	10,000	—

		519,311	55,000	(371,950)	202,361	136,111

2001 Activity:

Exercise price per Share	Expiration Date	No. of Warrants/Options Outstanding October 1, 2000	Granted	Exercised/ Expired/ Canceled	No. of Warrants/Options Outstanding September 30, 2001	Exercisable September 30, 2001
$5.33	Aug 2001	2,688,215	—	(2,688,215)	—	—
2.54	Jun 2002	75,000	—	—	75,000	75,000
6.29	Mar 2003	30,000	—	(4,789)	25,211	25,211
4.67	Jun 2003	393,750	—	(108,150)	285,600	285,600
3.67	Feb 2007	150,000	—	(31,500)	118,500	118,500
7.53	Sept 2011	—	15,000	—	15,000	—

		3,336,965	15,000	(2,832,654)	519,311	504,311

2000 Activity:

Exercise price per Share	Expiration Date	No. of Warrants/Options Outstanding October 1, 1999	Granted	Exercised/ Expired/ Canceled	No. of Warrants/Options Outstanding September 30, 2000	Exercisable September 30, 2000
$2.67	Jul 2000	28,125	—	(28,125)	—	—
5.33	Aug 2001	2,688,215	—	—	2,688,215	2,688,215
2.54	Jun 2002	75,000	—	—	75,000	75,000
2.54	Sep 2002	75,000	—	(75,000)	—	—
6.29	Mar 2003	30,000	—	—	30,000	30,000
4.67	Jun 2003	393,750	—	—	393,750	393,750
3.67	Feb 2007	150,000	—	—	150,000	112,500

		3,440,090	—	(103,125)	3,336,965	3,299,465

Stock Option Plans

1994 Employee and Director Stock Option Plans

In November 1994, the stockholders of the Company approved the 1994 Employee Stock Option Plan (the “1994 Plan”) and the 1994 Director Stock Option Plan (the “Director Plan”), under which options to purchase an aggregate of 540,000 shares and 60,000 shares, respectively, of Common Stock were reserved for issuance. At September 30, 2002, options to purchase 9,250 shares of Common Stock were outstanding under the 1994 Plan at exercise prices ranging from $1.33 per share to $2.67 per share, and there were no options outstanding under the Director Plan. After the adoption of the Company’s 1996 Stock Incentive Plan, no new options were granted under the 1994 Plan or the Director Plan.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1996 Incentive Stock Plan

In August 1996, the Board of Directors adopted the Company’s 1996 Incentive Stock Plan, which was amended effective March 1, 1999, (the “1996 Plan”) pursuant to which 1,192,691 shares of Common Stock or Common Stock equivalents were reserved for issuance.

The 1996 Plan is administered by the Company’s Board of Directors. The Board of Directors has the authority, subject to the terms of the 1996 Plan, to determine when and to whom to make grants under the 1996 Plan, the number of shares to be covered by the grants, the types and terms of “Awards” to be granted under the 1996 Plan (which are stock-based incentives and may include incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares and deferred stock purchases), the exercise or purchase price of the shares of Common Stock and Common Stock equivalents subject to the Awards, and to prescribe, amend and rescind rules and regulations relating to the 1996 Plan.

At September 30, 2002, options to purchase 440,356 shares of Common Stock were outstanding under the 1996 Plan, at exercise prices ranging from $2.00 to $4.79 per share.

President’s Stock Option Plan

In connection with the employment of Clifton E. Lind as the Company’s President in June 1998, the Company established the President’s Stock Option Plan, pursuant to which it granted Mr. Lind options to purchase 507,000 shares of Common Stock at $2.54 per share. This Plan was approved by the Company’s stockholders on May 11, 1999. In April 2002, Mr. Lind exercised options for 39,344 shares. At September 30, 2002, there remain outstanding under the Plan options to purchase 40,155 shares.

1998 Senior Executive Stock Option Plan

In connection with the employment of Gary L. Loebig as the Company’s Vice President—Sales in November, 1998, the Company established the 1998 Senior Executive Stock Option Plan, pursuant to which it granted Mr. Loebig options to purchase 75,000 shares of Common Stock at $2.54 per share. This Plan was approved by the Company’s stockholders on May 11, 1999. During fiscal 2002, Mr. Loebig did not exercise any options. Options to purchase an additional 37,500 shares remain outstanding at September 30, 2002.

2000 Stock Option Plan

In February 2000, the Company’s Board of Directors adopted the 2000 Stock Option Plan, as later amended, pursuant to which options to purchase 1,463,250 shares of Common Stock were reserved for issuance. Options granted under the Plan may be either incentive stock options or non-qualified stock options. The 2000 Stock Option Plan is also administered by the Company’s Board of Directors. At September 30, 2002, there remained outstanding under the plan options to purchase 1,035,520 shares, at exercise prices ranging from $2.00 to $4.79 per share.

2001 Stock Option Plan

In September 2001, the Company’s Board of Directors adopted the 2001 Stock Option Plan pursuant to which options to purchase 1,750,000 shares of Common Stock were reserved for issuance. Options granted under the Plan may be either incentive stock options or non-qualified stock options. The 2001 Stock Option Plan is also administered by the Company’s Board of Directors. At September 30, 2002, there were outstanding under this Plan options to purchase 820,125 shares of Common Stock at exercise prices ranging from $7.53 to $16.55 per share.

Ad Hoc Plan

In addition to options granted under its stock option plans, the Company from time to time makes option grants to newly-hired employees or independent contractors as an inducement to provide services to the Company. During the year ended September 30, 2002, the Company granted a total of approximately 80,000 options on an ad hoc basis at market prices ranging from $14.80 to $30.95 per share. At September 30, 2002, there were outstanding under this plan options to purchase 696,500 shares of Common Stock at exercise prices ranging from $2.54 to $30.95 per share.

Director Compensation Plan

On October 1, 2002, the Company adopted a plan to compensate the members of its Board of Directors for their services as directors, including serving on committees of the Board. Under the Director Compensation Plan, each of

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company’s directors, including directors who are also regular full-time employees, will receive $20,000 per year. In addition, each director will receive $500 for each Board meeting attended in person, $250 for each Board meeting attended by telephone, $400 for each committee meeting attended in person and $200 for each committee meeting attended by telephone. The Chairman of the Audit Committee will also receive $5,000 per year. In no event will any director receive more than $60,000 in combined fees during any fiscal year. On an annual basis, each sitting director will receive an option grant for 20,000 shares of Common Stock that will vest over a four-year period. Directors on the Audit Committee receive an additional option grant for 10,000 shares of Common Stock that will vest over a four-year period.

The activity relating to stock option issuances under the above plans are as follows for each of the three years ending September 30, 2002, 2001 and 2000:

2002 Activity:

Exercise price per Share	Expiration Date	No. of Options Outstanding October 1, 2001	Granted	Exercised/ Expired/ Canceled	No. of Options Outstanding September 30, 2002	Exercisable September 30, 2002
$1.33	2005	4,500	—	(2,000)	2,500	2,500
1.67	2004-2006	71,250	—	(71,250)	—	—
2.00	2008-2010	494,624	—	(138,428)	356,196	88,452
2.13	2010	30,000	—	—	30,000	30,000
2.54	2006-2010	464,859	—	(191,196)	273,662	157,339
2.67	2006	6,750	—	—	6,750	6,750
2.83	2010	75,000	—	—	75,000	37,500
3.21	2008	7,500	—	(3,750)	3,750	—
4.58	2009	11,250	—	(11,250)	—	—
4.79	2011	1,020,751	—	(159,329)	861,422	133,565
7.53	2011	752,625	—	(15,000)	737,625	240,660
10.17	2011	—	15,000	(7,500)	7,500	3,750
14.80	2012	—	35,000	—	35,000	—
16.55	2012	—	157,500	—	157,500	—
16.56	2012	—	7,500	—	7,500	—
18.35	2012	—	12,000	—	12,000	—
20.30	2011-2012	—	300,000	—	300,000	—
20.94	2012	—	17,000	—	17,000	—
21.00	2012	—	15,000	—	15,000	—
24.01	2012	—	37,500	—	37,500	—
26.55	2012	—	10,000		10,000	—
30.95	2012	—	20,000	—	20,000	—

		2,939,109	626,500	(599,703)	2,965,906	700,516

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2001 Activity

Exercise price per Share	Expiration Date	No. of Options Outstanding October 1, 2000	Granted	Exercised/ Expired/ Canceled	No. of Options Outstanding September 30, 2001	Exercisable September 30, 2001
$1.33	2005	17,287	—	(12,787)	4,500	—
1.67	2004-2006	198,750	—	(127,500)	71,250	71,250
2.00	2008-2010	690,000	—	(195,376)	494,624	39,375
2.13	2010	30,000	—	—	30,000	30,000
2.54	2006-2010	1,176,150	—	(711,291)	464,859	206,401
2.67	2006	15,750	—	(9,000)	6,750	10,688
2.83	2010	75,000	—	—	75,000	18,750
3.21	2008	—	7,500	(3,750)	7,500	—
4.58	2009	15,000	—	—	11,250	—
4.79	2011	—	1,020,751	—	1,020,751	—
7.53	2011	—	752,625	—	752,625	—

		2,217,937	1,780,876	(1,059,704)	2,939,109	376,464

2000 Activity:

Exercise price per Share	Expiration Date	No. of Options Outstanding October 1, 1999	Granted	Exercised/ Expired/ Canceled	No. of Options Outstanding September 30, 2000	Exercisable September 30, 2000
$1.33	2005	17,287	—	—	17,287	17,287
1.67	2004-2006	198,750	—	—	198,750	198,750
2.00	2008-2010	—	690,000	—	690,000	—
2.13	2010	—	30,000	—	30,000	—
2.54	2006-2010	1,207,125	93,750	(124,725)	1,176,150	414,526
2.67	2006	17,250	—	(1,500)	15,750	6,750
2.83	2010	—	75,000	—	75,000	—
4.58	2009	15,000	—	—	15,000	3,750

		1,455,412	888,750	(126,225)	2,217,937	641,063

The Company expects to continue to issue stock options to new employees as they are hired and to current employees as incentives from time to time.

The Company has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized in fiscal 2002, 2001 and 2000 associated with the granting of employee stock options. Pro forma information regarding net income and earnings per share under the alternative fair value accounting is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995, under the fair value method of that Statement. The fair value of options granted in fiscal years 2002, 2001 and 2000 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2002	2001	2000
Weighted average life	5 years	6 years	5 years
Risk-free interest rate	6.5%	6.5%	6.5%
Expected volatility	99%	74%	63%
Expected dividend yield	None	None	None

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee stock options granted during 2002, 2001 and 2000 was $15.04, $3.98, and $1.52 per share, respectively. The estimated fair value of options granted during 2002, 2001 and 2000 under the Company’s stock option plans totaled approximately $9.4 million, $7.6 million, and $1.3 million, respectively.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows:

	2002	2001	2000
	(In thousands, except per-share amounts)
Net income:
As reported	$25,265	$6,672	$2,779
Pro forma	23,204	6,067	2,545
Basic earnings per common share:
As reported	$2.02	$0.71	$0.32
Pro forma	$1.86	$0.66	$0.31
Diluted earnings per common share:
As reported	$1.74	$0.57	$0.30
Pro forma	$1.59	$0.52	$0.28

The above SFAS No. 123 pro forma disclosures are not necessarily representative of the effect SFAS No. 123 will have on the pro forma disclosure of future years.

During 1994, the Company established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan provides for the employees to make tax deferred deposits into the plan to the extent of 15% of their annual base compensation, with a maximum of $11,000 in 2002. The Company matches the first 3% of employees’ contributions completely, and matches half of the next 2%. Such Company contributions amounted to $275,000, $146,000, and $135,000 for the years ended September 30, 2002, 2001, and 2000, respectively.

6.    Commitments and Contingencies

General. The Company is subject to federal, state and Native American laws and regulations that affect both its general commercial relationships with its Native American customers as well as the products and services provided to them. The following is only a summary of those laws and regulations and not a complete recitation of all applicable law.

Native American Gaming. The operation of gaming on Native American lands is subject to the Indian Gaming Regulatory Act, or IGRA, which created the National Indian Gaming Commission, or NIGC, to promulgate regulations to enforce certain aspects of IGRA.

IGRA classifies games that may be played on Native American land into three categories. Class I gaming includes traditional Native American social and ceremonial games and is regulated only by the tribes. Class II gaming includes bingo and, if played at the same location where bingo is played, pull-tabs, lotto, punch boards, tip jars, instant bingo, certain card games played under limited circumstances, and other games similar to bingo. Class III gaming consists of all forms of gaming that are not Class I or Class II, such as video casino games, slot machines, most table games and keno.

IGRA provides that Native American tribes may engage in Class II gaming, if

■	the state in which the Native American reservation is located permits such gaming for any purpose by any person;

■	the gaming is not otherwise specifically prohibited on the Native American reservation by federal law;

■	the gaming is conducted in accordance with a Native American ordinance which has been approved by the NIGC; and

■
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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

IGRA also regulates the terms of gaming management contracts with Native Americans, which must be approved by the NIGC before taking effect. The NIGC has determined that the agreements pursuant to which the Company provides its Class II games, equipment and services are “service agreements” and not “management contracts,” thereby allowing the Company to obtain terms that might otherwise not be permitted. Under existing regulations, management contracts can have a maximum term of seven years, and limit the amount payable to the manager to 30% of the net revenue from the related gaming activity. However, the NIGC, on occasion, required that both a shorter term and a reduced percentage of the net revenue be accepted by a manager as a condition of its approval of a management contract. There is no assurance that further review of the Company’s agreements by the NIGC or alternative interpretations of applicable laws and regulations will not require substantial modifications to those agreements in a manner that could materially and adversely affect the Company’s business. See “Risk Factors—Changes in regulation or regulatory interpretations could require us to modify the terms of our contracts with customers.”

Johnson Act. Class II gaming is defined by IGRA as including “the game of chance commonly known as bingo (whether or not electronic, computer or other technological aids are used in connection therewith).” However, the definition of Class II gaming expressly excludes “electronic or electromechanical facsimiles of any game of chance or slot machines of any kind.” Prior to June 17, 2002, regulations adopted by the NIGC defined “electronic or electromechanical facsimiles of any game of chance or slot machines of any kind” as being equivalent to “gambling devices” as defined and prohibited by the Johnson Act.

The Johnson Act defines an illegal gambling device as any “machine or mechanical device” designed “primarily” for gambling and that, when operated, delivers money to a player “as the result of the application of an element of chance.” Courts that have considered the scope of the Johnson Act in relation to IGRA have generally determined that the Johnson Act does not prohibit the use of electronic and technological aids to bingo that operate to broaden the participation of players to play against one another rather than against a machine. In the four federal courts that have specifically addressed the question of the EPS used by the Company in the play of its games, all four courts have held that the Company’s EPS are legal technological aids to the game of bingo, and therefore outside the scope of the Johnson Act.

On June 17, 2002, the NIGC adopted new regulations defining the terms “electronic, computer or other technological aids” that can legally be used in Class II gaming, and of “electronic or electromechanical facsimiles of a game of chance” that may not be legally used in Class II gaming. The NIGC essentially did away with using the Johnson Act definition of “gambling device” as the method of identifying “electronic or electromechanical facsimiles” and relied instead upon existing court cases which have identified legal technological aids as those that broaden the participation levels of players in the same game, facilitate communication between and among gaming facilities and allow players to play a game with or against other players rather than with or against a machine.

These new NIGC regulations are not binding upon the Department of Justice, or DOJ, which is the agency charged with enforcing the Johnson Act. The DOJ has asserted in the past and continues to assert that:

■	any electronic or mechanical device used in gaming, such as the EPS used to play the Company’s Class II games, are illegal “gambling devices” and in violation of the Johnson Act; and

■	the “spinning reel” design used as a graphic in many of the Company’s Class II games is a facsimile of a slot machine, and therefore cannot be used in a Class II game.

Class III video lottery games in the state of Washington are permitted and provided pursuant to a compact between the state of Washington and certain Native American tribes in that state.

Native American Regulation of Gaming. IGRA requires that Native American tribes adopt and submit for NIGC approval gaming ordinances that regulate the conduct of gaming by the tribe. While these ordinances vary from tribe to tribe, they commonly provide for the following:

■	Native American ownership of the gaming operation;
■	use of gaming net revenues for Native American government, economic development or related purposes;
■	independent audits, including specific audits of all contracts for amounts greater than $25,000;
■	Native American background investigations and licenses;
■	adequate safeguards for the environment and the public health and safety; and
■	dispute resolution procedures.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MegaMania Litigation. In late 1997, the Company became subject to litigation initiated against the Company by the DOJ that challenged the legality of the MegaMania game and the EPS used in the play of that game. This litigation was resolved in the Company’s favor in decisions by two federal district courts and two federal courts of appeal. The Company believes the decisions clarified several important legal issues, such as what constitutes the game of bingo and whether the Company’s EPS are legal technological aids to the play of bingo, and were in part used by the NIGC in adopting its June 17, 2002 regulations.

Prior to the MegaMania litigation, the Company had received and relied upon opinions and determinations by the NIGC that MegaMania was legal Class II gaming. Notwithstanding these favorable NIGC determinations, the DOJ initiated its own action against the Company that shut the Company’s business down for a short period of time and was very costly and time consuming to litigate. The Company faces continued uncertainty as to whether it can obtain or rely upon NIGC opinions and determinations on the legality of its activities. Regardless of whether the Company can obtain opinions and determinations from the NIGC or Native American agencies, it faces the continued threat of actions initiated by the DOJ.

MegaNanza Litigation. On April 18, 2002, the Company filed a lawsuit in the United States District Court for the Northern District of Oklahoma against the NIGC seeking a judicial declaration that two versions of the Company’s MegaNanza family of games are Class II games. Both versions operate in what is called “nonstandard sequence,” meaning that the ball draw occurs before bingo cards are sold to players. On June 14, 2002, the NIGC, represented by and acting through the DOJ, filed a motion to dismiss the case, claiming the Court lacked jurisdiction on various procedural grounds. After the NIGC Commissioner issued a Notice of Violation, or NOV, to the Company’s largest customer on June 17, 2002, the case was expanded to include the issuance of a temporary restraining order against the NIGC from taking any enforcement actions against any of the Company’s customers for playing MegaNanza.

On September 10, 2002, the Court granted the DOJ’s motion to dismiss the case for lack of jurisdiction. As a consequence of the dismissal, the temporary restraining order was dissolved and the NIGC was no longer prohibited from issuing additional NOVs or from taking further enforcement actions. However, by September 10, the term of the NIGC Chairman that had issued the NOV to the Company’s largest customer had expired and no Commissioner had taken his place. So, under the terms of IGRA, the NIGC, in the absence of a Chairman, had no one with the authority to issue a NOV. No new NOVs have been issued through the date of filing of this Annual Report.

The Company has filed an appeal with the Tenth Circuit seeking a reversal of the District Court’s ruling to dismiss its action against the NIGC. No action has been taken on the appeal to date, and the Company is not able to predict what the outcome of the appeal will be. The Company’s major customer that received the NOV is currently appealing the issuance of the NOV before the NIGC under an appeal process established by rules and regulations under IGRA. The Company cannot predict what the outcome of this appeal process will be or what further action, if any, may be taken by the customer or the NIGC once the appeal process is completed. If MegaNanza is ultimately determined to be a Class III game, the Company’s customers would likely discontinue the play of MegaNanza and seek alternative games and systems from the Company or its competitors. During fiscal 2002, MegaNanza accounted for approximately 73% of our total revenues.

Oneida Litigation. On June 27, 2002, the Oneida Indian Nation filed a complaint against the Company in the United States District Court for the Western District of Washington alleging infringement by the Company of two patents owned by the Oneida Nation. Discovery is at a very early stage and the Company is not able to predict what the outcome of the litigation will be.

Other Litigation. In addition to the threat of litigation relating to the Class II or Class III status of the Company’s games and equipment, the Company is the subject of various pending and threatened claims arising out of the ordinary course of business. The Company believes that any liability resulting from these claims will not have a material adverse effect on its results of operations or financial condition.

Other. Existing federal and state regulations may also impose civil and criminal sanctions for various activities prohibited in connection with gaming operations, including false statements on applications and failure or refusal to obtain necessary licenses described in the regulations.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prize Fulfillment Firm

In order to reduce the need for prize reserve account funds and to further reduce exposure to game deficits during periods of abnormally high rates of jackpot prize wins, the Company has engaged a firm specializing in prize fulfillment services to pay jackpot prizes won during the term of a prize fulfillment agreement. The prize fulfillment agreement specifies a maximum cumulative liability over the term of the contract, in exchange for fees based on gross game receipts. Prize fulfillment premiums amounted to $122,000, $398,000, and $1.5 million for the years ended September 30, 2002, 2001 and 2000, respectively. The insurance company is required at all times to maintain not less than $500,000 of prize fulfillment resources in the form of a performance bond or other mutually acceptable escrow agreement. The current arrangements with such firm expire on December 31, 2002, but have an automatic 30-day extension period during which the Company expects to negotiate a one-year extension to the agreement.

Under the terms of the prize fulfillment agreement, the Company is responsible for a deductible of $13,000 per occurrence. Prize winners have the election of accepting a lump-sum cash payment or the purchase of an annuity. In those cases where the prize winner accepts a lump-sum cash payment, the payment is made by the prize fulfillment firm, less the Company’s deductible. In those cases where the prize winner elects an annuity, the obligation has historically been insured by the prize fulfillment firm purchasing annuity contracts from insurance companies. Contingent liability under purchased annuity contracts entered into prior to April 15, 1994 by an assignor of such contracts to the Company provide for various insurance companies to make payments directly to prize winners over a specified period of time. The outstanding amounts include annuity contracts, which were purchased from an insurance carrier that is currently under an Order of Rehabilitation to the Michigan State Commissioner of Insurance. Under this Order, payments under all such contracts will continue until ordered otherwise by the state of Michigan. It is unknown at this time as to whether further court actions will result in reductions in amounts owed under these annuity contracts. There can be no assurance that this or any other insurance company responsible for outstanding annuities will continue to fulfill all their obligations under the annuity contracts.

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

The present value at September 30, 2002 and 2001 of the prize annuities awarded from to December 23, 1994 through September 30, 2002 was approximately $1.4 million and $1.5 million respectively, which has been reflected as restricted investments and other long-term liabilities in the accompanying balance sheets.

License Agreements

In December 1999, the Company entered into a license agreement with WMS Gaming Inc., or WMS, to use certain of WMS’ trademarks, logos and other audiovisual aids and graphics in the Washington State Class III market. In September 2002, this license agreement was extended so that the Company could provide these game themes to its Class II markets. This agreement will expire during 2007. The Company’s contract requires it to purchase a minimum number of licenses to operate games over specified periods. As of the end of fiscal 2002, the Company is in compliance with all provisions of the agreement.

In April 2001, the Company entered into a license agreement with Bally Gaming, Inc., a subsidiary of Alliance Gaming Corporation, to use certain of Bally’s trademarks, logos and other audiovisual aids and graphics in the Washington State Class III market. The Company’s contract requires it to purchase a minimum number of licenses to operate games over specified periods. During September 2001, Bally extended the license agreement to provide the Company access to Bally’s catalog of game themes for use in Class II bingo games. This extension also requires the Company to purchase a minimum number of Class II licenses over a specified period. As of the end of fiscal 2002, the Company is in compliance with all provisions of the agreement.

In May, 2002, the Company entered into a license agreement with Mikohn Gaming Corporation, or Mikohn, to use certain of Mikohn’s trademarks, logos, and other audiovisual aids and graphics in the Company’s Class II markets. As of September 30, 2002, the Company is in compliance with all of the provisions of the contract.

At September 30, 2002 the Company had firm commitments to purchase EPS and licenses totaling $3.9 million and $2.5 million, respectively, payable over the next two years.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

New York Lottery

In May 2002, the New York Lottery notified the Company that it had been selected as the winning vendor in a competitive procurement to provide the central system for video lottery games to be operated at New York State racetracks. Subsequent to year end, the Company executed a definitive agreement to provide the central system, and submitted it to the New York lottery. The agreement remains subject to approval by various New York agencies and officials before it becomes effective. Once the definitive agreement becomes effective, the Company believes that it will be necessary to spend at least $14.5 million in the following six months to develop, produce and implement the system.

Operating Leases

The Company leases its corporate offices, warehouses and certain office equipment under non-cancelable operating leases. Future minimum rentals by fiscal year under these arrangements are as follows:

Year	Amount
(In thousands)
2003	$1,021
2004	914
2005	647
2006	596
2007	491

$3,669

Rental expense during 2002, 2001 and 2000 amounted to $736,000, $551,000, and $316,000, respectively.

7.    Related Party Transactions

In December 1999, the Company’s wholly-owned subsidiary, GameBay.com Inc., issued 71% of its equity securities to a group of investors for $6.5 million. In connection with that transaction, the Company granted GameBay a license to use the Company’s intellectual property for Internet non-gaming purposes. In consideration of the license grant, the Company received a one-time fee of $1.0 million, of which $400,000 was evidenced by a note due in December 2000. The Company is also entitled to a royalty of 5% of GameBay’s gross revenue. The Company had deferred recognition of the $400,000 GameBay note receivable into income until payment was received. The Company has not received any royalty payments to date. During the quarter ended March 31, 2001, the Company determined that ultimate collection of the $400,000 note receivable was doubtful, and accordingly, the note was offset against the related deferred revenue. In 2000, the Company recorded $350,000 of Equity in Loss of Unconsolidated Subsidiary using the equity method to recognize its pro-rata share of GameBay’s estimated net loss since December 1999. The net book value of the Company’s investment in GameBay.com was reduced to zero by September 30, 2000. Due to the downturn in the advertising-driven Internet business, GameBay has suspended operations and is considering the pursuit of other business models. Gordon T. Graves was a director of GameBay.

8.    Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which at times may exceed the federal depository insurance limits. At September 30, 2002 and 2001, the Company had concentrations of cash in two banks totaling approximately $14.5 million and $4.8 million, respectively. The Company has not experienced any losses on such accounts in the past.

Accounts receivable represent short-term credit granted to customers for which collateral is generally not required. Substantially all of the Company’s accounts receivable are from Native American tribes or their gaming enterprises.

In addition, a large percentage of these tribes have their reservations and gaming operations in the state of Oklahoma. Despite the industry and geographic concentrations related to the Company’s customers, due to the historical experience of the Company on receivable collections, management considers credit risk limited with respect to accounts receivable. At September 30, 2002, accounts receivable from one tribe accounted for approximately 25% of total trade accounts receivable; the same tribe accounted for approximately 27% of total trade accounts receivable in 2001.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For the year ended September 30, 2002, three tribes in Oklahoma accounted for approximately 20%, 18% and 11% of the Company’s gaming revenues. In fiscal 2001, two of these same tribes accounted for approximately 28% and 14% of the Company’s gaming revenues. In fiscal 2000, two tribes in Oklahoma accounted for approximately 21% and 11% of total gaming revenues. No other tribe accounted for more than 10% of the Company’s gaming revenues in any of these years. While the Company believes that its relationship with all of its tribal customers is good, the loss of any of these tribes would have a material and adverse effect upon its financial condition and results of operations.

Notes receivable consist of financial instruments issued by customers for the purchase of EPS. Substantially all of the Company’s notes receivable are from Native American tribes or their gaming enterprises, as discussed above. All of the Company’s notes receivable are collateralized by the related EPS.

9.    Supplemental Consolidated Quarterly Financial Data (Unaudited)

	Year Ended September 30, 2002
	Quarters Ended
	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002	Total Year
	(In thousands, except shares and per-share amounts)
Total revenues	$58,891	$75,952	$78,620	$77,547	$291,010
Operating income	7,748	11,161	11,314	10,183	40,406
Income before taxes	7,795	11,198	11,380	10,276	40,649
Net income	4,751	6,889	6,843	6,782	25,265
Diluted earnings per share	0.33	0.47	0.47	0.47	1.74
Weighted average shares outstanding, diluted	14,460,658	14,706,983	14,600,376	14,471,239	14,559,196

	Year Ended September 30, 2001
	Quarters Ended
	December 31, 2000	March 31, 2001	June 30, 2001	September 30, 2001	Total Year
	(In thousands, except shares and per-share amounts)
Total revenues	$21,606	$26,984	$35,439	$47,783	$131,812
Operating income	727	1,675	3,553	5,668	11,623
Income before taxes	586	1,541	3,380	5,556	11,063
Net income	364	945	1,955	3,407	6,672
Diluted earnings per share	0.04	0.10	0.16	0.24	0.57
Weighted average shares outstanding, diluted	9,701,488	9,699,525	12,341,114	14,312,304	11,599,578

Note: The above quarterly financial data may not total to the annual amounts because of rounding.

MULTIMEDIA GAMES, INC.

Schedule II – Valuation and Qualifying Accounts

Inventory Reserves

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(In thousands)
FY 2002	$1,073	$494	$—	$1,567
FY 2001	984	89	—	1,073
FY 2000	860	175	51	984

Reserve for Doubtful Accounts

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(In thousands)
FY 2002	$343	$875	$642	$576*
FY 2001	395	111	163	343
FY 2000	527	323	455	395

*Includes	$148 of allowance for notes receivable for doubtful accounts.

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
Craig S. Nouis Chief Financial Officer

Dated: December 20, 2002

In accordance with the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

/s/ GORDON T. GRAVES Gordon T. Graves	Chairman of the Board, Chief Executive Officer and Director	December 20, 2002

/s/ CLIFTON E. LIND Clifton E. Lind	President, Chief Operations Officer and Director	December 20, 2002

/s/ CRAIG S. NOUIS	Chief Financial Officer	December 20, 2002
Craig S. Nouis

/s/ THOMAS W. SARNOFF	Director	December 20, 2002
Thomas W. Sarnoff

/s/ ROBERT D. REPASS	Director	December 20, 2002
Robert D. Repass

/s/ JOHN M. WINKELMAN	Director	December 20, 2002
John M. Winkelman

/s/ MARTIN A. KEANE	Director	December 20, 2002
Martin A. Keane

CERTIFICATIONS

I, Gordon T. Graves, certify that:

1.	I have reviewed this annual report on Form 10-K of Multimedia Games, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 20, 2002

By:	/s/ GORDON T. GRAVES
Gordon T. Graves Chairman of the Board and Chief Executive Officer

I, Craig S. Nouis, certify that:

1.	I have reviewed this annual report on Form 10-K of Multimedia Games, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 20, 2002

By:	/s/ Craig S. Nouis
Craig S. Nouis Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION

3.1	Amended and Restated Articles of Incorporation	(3)

3.2	Bylaws	(1)

10.1	Form of Integrated Gaming Services Agreement	(1)

10.2	Contingent Grand Prize Risk Assumption Agreement dated October 1, 1995, between the Company and SCA Promotions, Inc.	(2)

10.3	1994 Employee Stock Option Plan	(1)

10.4	1994 Director Stock Option Plan	(1)

10.5	1996 Stock Incentive Plan, as amended	(6)

10.6	President’s Plan	(5)

10.7	1998 Senior Executive Stock Option Plan	(6)

10.8	2000 Stock Option Plan	(6)

10.9	2001 Stock Option Plan	(7)

10.10	Stockholder Rights Plan	(4)

10.11	Special Services Contract executed August 14, 2000 with John Winkelman	(8)

10.12	Consulting Agreement dated November 9, 2000 with Martin Keane	(8)

21.1	Subsidiaries of Registrant	(9)

23.1	Consent of BDO Seidman, LLP	(9)

24.1	Power of Attorney (included on page 55)	(9)

99.1	Certificate Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer	(9)

99.2	Certificate Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer	(9)

(1)	Indicates incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1994.

(2)	Indicates incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1996.

(3)	Indicates incorporated by reference to our Form 10-QSB filed with the Commission for the quarter ended March 31, 1997.

(4)	Incorporated by reference to our Registration Statement on Form 8-A, filed with the Commission on October 23, 1998.

(5)	Indicates incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1998.

(6)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on December 1, 2000.

(7)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on October 18, 2001
(File No. 333-100611).

(8)	Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-30721).

(9)	Filed herewith.