Form 10-Q
period 2002-12-31
MULTIMEDIA GAMES INC
filed 2003-02-14
CIK 896400

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-28318

Multimedia Games, Inc.

(Exact Name of Registrant as Specified in its Charter)

Texas	74-2611034
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

206 Wild Basin, Building B, Fourth Floor

Austin, Texas 78746

(Address of Principal Executive Offices)

(512) 334-7500

(Registrant’s Telephone Number, Including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

        Indicate by check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

        As of December 31, 2002, there were 12,930,223 shares of the Company’s Common Stock, par value $0.01, outstanding.

FORM 10-Q

PART I

FINANCIAL INFORMATION

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2002 and September 30, 2002

(In thousands, except shares and per-share amounts)

	December 31, 2002	September 30, 2002
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,131	$15,247
Accounts receivable	8,978	5,697
Allowance for doubtful accounts receivable	(636)	(428)
Inventory, net	3,620	4,303
Prepaid expenses and other assets	1,559	1,418
Notes receivable, net	321	3,115
Deferred taxes	1,140	797

Total current assets	33,113	30,149
Restricted cash and long-term investments	1,337	1,493
Inventory – non-current	8,863	10,328
Property and equipment, net	46,264	40,137
Notes receivable, non-current	500	—
Other assets	4,658	4,083

Total assets	$94,735	$86,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$565	$245
Accounts payable and accrued expenses	12,559	14,480
Federal and state income tax payable	2,979	1,181
Halls’ share of surplus	113	793
Prize fulfillment fees payable	31	44
Deferred revenue	1,929	1,929

Total current liabilities	18,176	18,672
Long-term debt, less current portion	393	369
Other long-term liabilities	1,229	1,385
Deferred taxes	1,110	252

Total liabilities	20,908	20,678

Commitments and contingencies (Note 2)
Stockholders’ equity:
Preferred stock, Series A, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 14,004,568 and 13,963,489 shares issued, and 12,930,223 and 12,889,144 shares outstanding, respectively	140	140
Additional paid-in capital	41,882	40,996
Stockholders’ notes receivable	(2,438)	(2,417)
Treasury stock, 1,074,345 shares at cost	(5,847)	(5,847)
Retained earnings	40,090	32,640

Total stockholders’ equity	73,827	65,512

Total liabilities and stockholders’ equity	$94,735	$86,190

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended December 31, 2002 and 2001

(In thousands, except per-share amounts)

	2002	2001
	(Unaudited)	(Unaudited)
REVENUES:
Gaming revenue – Class II	$81,772	$56,588
Gaming revenue – Class III	1,017	1,309
Player station sale and lease revenue	643	709
Other	416	285

Total revenues	83,848	58,891
Allotments to hall operators	57,033	40,041
Bingo prizes and related costs	720	470

Net revenues	26,095	18,380

OPERATING COSTS AND EXPENSES:
Cost of electronic player stations sold	559	317
Selling, general and administrative expenses	9,060	7,117
Amortization and depreciation	4,429	3,198

Total operating costs and expenses	14,048	10,632

Operating income	12,047	7,748
OTHER INCOME (EXPENSE):
Interest income	110	64
Interest expense	(17)	(17)

Income before income taxes	12,140	7,795
Income tax expense	4,690	3,044

Net income	$7,450	$4,751

Basic earnings per share	$0.58	$0.39

Diluted earnings per share	$0.50	$0.33

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31, 2002 and 2001

Increase (Decrease) in Cash and Cash Equivalents

(In thousands)

	2002	2001
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,450	$4,751
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Amortization and depreciation	4,429	3,198
Options issued to consultants	85	18
Provision for doubtful accounts	200	161
Provision for obsolete inventory	125	107
Deferred taxes	515	14
Tax benefit of stock options exercised	575	1,463
(Increase) decrease in:
Accounts receivable	(3,273)	(1,516)
Inventory	(4,118)	(1,313)
Prepaid expenses and other assets	(777)	(1,507)
Federal and state income tax payable	1,223	(1,158)
Prize fulfillment fees payable	(13)	11
Notes receivable – current	2,951	(299)
Accounts payable and accrued expenses	(1,921)	1,566
Halls’ share of surplus	(680)	462

NET CASH PROVIDED BY OPERATING ACTIVITIES	6,771	5,958

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property and equipment and patents	(4,248)	(6,895)
Restricted cash and long-term investments and other long-term liabilities	—	(3)
Notes receivable – non-current	(500)	—
Stockholders’ notes receivable, net	(21)	100

NET CASH USED IN INVESTING ACTIVITIES	(4,769)	(6,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants, and related tax benefit	801	2,385
Proceeds from note payable, net	81	399
Preferred stock dividends	—	(3)

NET CASH PROVIDED BY FINANCING ACTIVITIES	882	2,781

Net increase in cash and cash equivalents	2,884	1,941
Cash and cash equivalents, beginning of period	15,247	4,868

Cash and cash equivalents, end of period	$18,131	$6,809

SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$17	$17

Federal income tax paid	$1,801	$1,322

NON-CASH TRANSACTIONS:
Transfer of inventory to property and equipment	$6,141	$1,570

Equipment acquired through capital lease	$263	$—

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes contained within the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

The financial statements included herein as of December 31, 2002, and for each of the three months ended December 31, 2002 and 2001 have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information presented reflects all adjustments consisting solely of normal adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the three months ended December 31, 2002 are not necessarily indicative of the results which will be realized for the year ending September 30, 2003.

The Company’s financial statements include the activities of Multimedia Games, Inc. and its wholly-owned subsidiaries: TV Games, Inc., MegaBingo, Inc., MGAM Systems, Inc., and Multimedia Creative Services, Inc.

Revenue Recognition. The Company derives its Class II gaming revenues primarily from participation arrangements with its customers. Under these arrangements, the Company retains ownership of the electronic player stations, or PS, installed at customers’ bingo halls, and receives revenue based on a percentage of the hold per day generated by each PS. The hold per day is reported by the Company as gaming revenue, and represents the total amount end users wager on each PS, less the total amount of prizes paid to end users. Amounts retained by the halls for their share of the hold per day are recorded in our results of operations as “Allotments to Hall Operators,” and are deducted from the Company’s total revenues to arrive at its net revenues.

The majority of the Company’s Class III video lottery systems to date have been sold to customers outright, for a one-time purchase price. Revenues from Class III PS and license sales are recognized when the units are delivered to the customer and the licensed games installed. The Company also enters into either participation arrangements, similar to those for our Class II systems, or lease-purchase arrangements for its Class III video lottery systems. Under lease-purchase arrangements, the Company receives a series of lease payments based on a percentage of a customer’s hold per day generated by the leased PS. At the end of the lease period, the Company transfers ownership of the PS to the customer.

The Company also receives back-office fees based on a share of the hold per day from both leased and sold PS. Back-office fees cover service and maintenance of the back-office server installed in each hall to run our Class III games, and the related software updates, as well as player tracking and casino management systems. For those video lottery systems sold to customers, the back-office fees are considerably smaller than the revenue share received from Class II PS being rented under participation arrangements. Accordingly, the Company derives its Class III gaming revenues to a greater extent from PS sales, when compared to participation arrangements in the Class II market.

Inventory – Current. The Company’s current inventory consists primarily of PS components and completed PS units expected to be sold within the Company’s next fiscal year. Such inventory is carried at the lower of cost (first-in, first-out) or market.

Inventory – Non-Current. The Company’s non-current inventory consists of completed PS units expected to be placed with customers under participation arrangements under which the Company retains title to the unit. As such units are placed with customers under participation arrangements, the units are transferred from inventory to the Company’s property and equipment upon consummation of such arrangements. Such inventory is carried at the lower of cost (first in, first out) or market. The Company evaluates the obsolescence of its inventory and updates the reserve as necessary. Non-current inventory also consists of both new and used components, stated at net carrying value.

Property and Equipment. Property and equipment are stated at cost. The cost of property and equipment is depreciated over their estimated useful lives, generally using the straight-line method for financial reporting, and accelerated methods for tax reporting purposes. PS placed with customers under lease arrangements where player station ownership is conveyed to the customer at the end of the lease term is depreciated over the shorter of the lease term or three years. Substantially all of the Company’s property and equipment is depreciated over two to five years. Sales and retirements of depreciable property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in operations.

MULTIMEDIA GAMES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Internally developed gaming software is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally developed games over an eighteen-month period, gaming platforms and engines over a three-year period, and our central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized once the software is placed into service. Any subsequent software maintenance costs are expensed as incurred. Discontinued software development projects are expensed when such determination is made.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, which considers the discounted future net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. This analysis of the long-lived assets at December 31, 2002 indicated there was no impairment of these assets’ carrying values.

MegaBingo Activities. During the quarter ended December 31, 2002, the Company approved a plan to exit its MegaBingo gaming activities. As part of the exit plan, championship game play was accelerated to April 2003, requiring the Company to fund an annuity for the $1.0 million prize to be awarded at the game. Under Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” approximately $300,000 related to the prize annuity was determined to be an “exit cost” and has been accrued as of December 31, 2002 and included in bingo prizes and related costs.

Reclassifications. Certain reclassifications were made to the prior period financial statements to conform to the current period financial statement presentation. These reclassifications did not have an impact on the Company’s previously reported financial position or results of operations.

Accounting Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for doubtful accounts and inventory obsolescence, asset lives of equipment, deferred tax assets, and the provision for and disclosure of litigation and loss contingencies. Actual results may differ from these estimates in the near term.

Treasury Stock. The Company utilizes the cost method for accounting for its treasury stock acquisitions and dispositions.

Income per Common Share. Income per common share is computed in accordance with Statement of Financial Accounting Standards, or SFAS, No. 128, “Earnings per Share.” Presented below is a reconciliation of net income available to common stockholders and the differences between actual weighted average shares outstanding, which are used in computing basic earnings per share, and diluted weighted average shares, which are used in computing diluted earnings per share.

	Three Months Ended December 31,
	2002	2001
	(In thousands, except shares and per-share amounts)
Income available to common stockholders – basic	$7,450	$4,748

Income available to common stockholders – diluted	$7,450	$4,751

Weighted average common shares outstanding	12,907,461	12,020,367
Effect of dilutive securities:
Options	1,845,367	2,122,908
Warrants	70,836	276,486
Convertible preferred stock	—	40,897

Weighted average common and potential shares outstanding	14,823,664	14,460,658

Basic earnings per share	$0.58	$0.39

Diluted earnings per share	$0.50	$0.33

MULTIMEDIA GAMES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2002, options to purchase 72,500 shares of Common Stock at exercise prices ranging from $24.01 to $30.95 per share were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

Stock-Based Compensation – The Company applies Accounting Principles Board Opinion, or APB, No. 25, in accounting for its stock option plans, rather than the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, no compensation expense is recognized for grants of options to common law employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company’s grants in 2002 and 2001, no compensation expense has been recognized.

2. COMMITMENTS AND CONTINGENCIES

General. The Company is subject to federal, state and Native American laws and regulations that affect both its general commercial relationships with its Native American customers as well as the products and services provided to them. The following is only a summary of the more material aspects of laws and regulations, and not a complete recitation of all applicable law.

Native American Gaming. Virtually all of the Company’s business relates to gaming activities on Native American lands. The operation of gaming on Native American lands is subject to the Indian Gaming Regulatory Act, or IGRA, which created the National Indian Gaming Commission, or NIGC, to promulgate regulations to enforce certain aspects of IGRA.

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

Because in almost every state, some form of Class II gaming is legal without any state regulations and only limited federal regulations, the Company has focused its efforts primarily on the Class II gaming market. During fiscal 2002, approximately 92% of the Company’s net revenues were derived from Class II gaming.

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

IGRA also regulates the terms of gaming management contracts with Native Americans, which must be approved by the NIGC before taking effect. The NIGC has determined that the agreements pursuant to which the Company provides its Class II games, equipment and services are “service agreements” and not “management contracts,” thereby allowing the Company to obtain terms that might otherwise not be permitted. Under existing regulations, management contracts can have a maximum term of seven years, and limit the amount payable to the manager to 30% of the net revenue from the related gaming activity. On occasion, however, the NIGC has required that both a shorter term and a reduced percentage of the net revenue be accepted by a manager as a condition of its approval of a management contract. There is no assurance that further review of the Company’s agreements by the NIGC or alternative interpretations of applicable laws and regulations will not require substantial modifications to those agreements in a manner that could materially and adversely affect the Company’s business. See “Certain Risk Factors – Changes in regulation or regulatory interpretations could require us to modify the terms of our contracts with customers.”

Johnson Act. Class II gaming is defined by IGRA as including “the game of chance commonly known as bingo (whether or not electronic, computer or other technological aids are used in connection therewith).” However, IGRA’s definition of

MULTIMEDIA GAMES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Class II gaming expressly excludes “electronic or electromechanical facsimiles of any game of chance or slot machines of any kind.” Prior to June 17, 2002, regulations adopted by the NIGC defined “electronic or electromechanical facsimiles of any game of chance or slot machines of any kind” as being equivalent to “gambling devices,” as defined and prohibited by the Johnson Act.

The Johnson Act defines an illegal gambling device as any “machine or mechanical device” designed “primarily” for gambling and that, when operated, delivers money to a player “as the result of the application of an element of chance.” Courts that have considered the scope of the Johnson Act in relation to IGRA have generally determined that the Johnson Act does not prohibit the use of electronic and technological aids to bingo that operate to broaden the participation of players to play against one another rather than against a machine. In the four federal courts that have specifically addressed the question of the electronic player stations used by the Company in the play of its games, all four courts have held that the Company’s PS are legal technological aids to the game of bingo, and therefore not in violation of the Johnson Act.

On June 17, 2002, the NIGC adopted new regulations defining the terms “electronic, computer or other technological aids” that can legally be used in Class II gaming, and of “electronic or electromechanical facsimiles of a game of chance” that may not be legally used in Class II gaming. The NIGC essentially did away with using the Johnson Act definition of “gambling device” as the method of determining what constituted an illegal “electronic or electromechanical facsimile” of a game of chance, and relied instead upon existing court cases which have identified legal technological aids as those that broaden the participation levels of players in the same game, facilitate communication between and among gaming facilities, and allow players to play a game with or against other players rather than with or against a machine.

These new NIGC regulations are not binding upon the Department of Justice, or DOJ, which is the agency charged with enforcing the Johnson Act. The DOJ has asserted in the past and continues to assert that:

■	any electronic or mechanical device used in gaming, such as the electronic player stations used to play the Company’s Class II games, are illegal “gambling devices” and in violation of the Johnson Act; and

■	the “spinning reel” design used as a graphic in many of the Company’s Class II games is a facsimile of a slot machine, and therefore cannot be used in a Class II game.

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

MegaNanza Litigation. On April 18, 2002, the Company filed a lawsuit against the NIGC in the United States District Court for the Northern District of Oklahoma, seeking a judicial declaration that two versions of the Company’s MegaNanza family of games are Class II games. Both versions operate in what is called “nonstandard sequence,” meaning that the ball draw occurs before bingo cards are sold to players. On June 14, 2002, the NIGC, represented by and acting through the DOJ, filed a motion to dismiss the case, claiming the Court lacked jurisdiction on various procedural grounds. After the NIGC Commissioner issued a Notice of Violation, or NOV, to the Company’s largest customer on June 17, 2002, the case was expanded to include the issuance of a temporary restraining order against the NIGC from taking any enforcement actions against any of the Company’s customers for playing MegaNanza.

As a result of the issuance of the NOV, the Company’s largest MegaNanza customer and certain other customers discontinued playing MegaNanza and requested that the Company install Reel Time Bingo, a Class II bingo game operated on the New Generation platform and played in “standard sequence,” meaning that the ball draw occurs after the bingo cards are sold.

MULTIMEDIA GAMES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On September 10, 2002, the Court granted the DOJ’s motion to dismiss the case for lack of jurisdiction. As a consequence of the dismissal, the temporary restraining order was dissolved and the NIGC was no longer prohibited from issuing additional NOVs or from taking further enforcement actions. However, by September 10, the term of the NIGC Chairman that had issued the NOV to the Company’s largest customer had expired, and under IGRA, only the Chairman of the NIGC has the authority to issue a NOV. In December 2002, a new Chairman, Mr. Phillip N. Hogen, was confirmed, and through the date of filing this Report, there have been no new NOVs issued to any tribes.

The Company has filed an appeal with the Tenth Circuit seeking a reversal of the District Court’s ruling to dismiss its action against the NIGC. No action has been taken on the appeal to date, and the Company is not able to predict what the outcome of the appeal will be. The Company’s major customer that received the NOV appealed the matter before the NIGC under an appeal process established by rules and regulations under IGRA. In January 2003, the customer and the NIGC reached a settlement. The customer continues to play Reel Time Bingo in lieu of MegaNanza.

Oneida Litigation.On June 27, 2002, the Oneida Indian Nation filed a complaint against the Company in the United States District Court for the Western District of Washington alleging infringement by the Company of two patents owned by the Oneida Nation relating to a cashless system. Discovery is at a very early stage and the Company is not able to predict what the outcome of the litigation will be.

New York Lottery. In May 2002, the New York Lottery notified the Company that it had been selected as the winning vendor to provide the central system for video lottery games to be operated at New York State racetracks. On December 17, 2002, the Company executed a definitive agreement to provide the central system, and submitted it to the New York lottery. The agreement remains subject to approval by various New York agencies and officials before it becomes effective. Once the definitive agreement becomes effective, the Company believes that it will be necessary to spend at least $14.5 million in the following six months to develop, produce and implement the system.

Equipment Lease Commitment. During January 2003, in conjunction with purchasing equipment for build-out of the Company’s central video lottery system related to the New York Lottery project, the Company secured $12.0 million in vendor based financing. The Company, at its option, may use the facility to fund equipment under either capital or operating leases, or a combination thereof.

Development Agreement. On January 16, 2003, the Company entered into a development agreement with one of its customers to provide up to $9.0 million towards the construction of a new gaming facility. We expect to advance amounts under this agreement ratably through May 2003, the facility’s expected completion date. In exchange for a certain amount of the funds advanced under the development agreement, the Company received a guarantee of floor space for its player stations. A portion of the hold per day generated by these PS will be used to repay the construction advance. Consequently, the payback period will be dependent on the hold per day.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are the leading supplier of online systems and linked, interactive electronic games and player stations, or PS, to the rapidly growing Native American gaming market. We design and develop networks, software and content that provide our customers with a comprehensive gaming system. Historically, we have focused our efforts on Class II gaming systems and Class III video lottery systems used primarily by Native American tribes.

We derive our Class II gaming revenues primarily from participation arrangements with our customers. Under these arrangements, we retain ownership of PS installed at our customers’ bingo halls and receive revenue based on a percentage of the hold per day generated by each PS. The hold per day is reported by us as gaming revenue and represents the total amount end users wager on each PS, less the total amount of prizes paid to end users. Amounts retained by the halls for their share of the hold per day are recorded in our results of operations as “Allotments to Hall Operators,” and are deducted from our total revenues to arrive at our net revenues.

As the rules and regulations governing Class II gaming are clarified, we anticipate competition for Class II gaming revenues will increase. As a result, we believe new competitors will enter the market, and that new and existing competitors may offer to allocate a greater share of the hold per day to the hall operators. In response to this increased competition, we anticipate our arrangements will become more complex as we negotiate alternative participation options. We expect to begin offering our customers alternative participation arrangements, and hope to compete more based on the library of game themes available for Reel Time Bingo. Accordingly, we believe hold per day will become less relevant than our net revenue; we also believe the quality of our player stations’ content and the amount of revenue retained by our customers from both our and our competitors’ player stations will determine the share of floor space allocated to each vendor.

Our recent revenue growth has been driven primarily by our technological innovations and the increase in our installed PS base. Our gaming platforms enable us to regularly launch new games that we believe provide end users with greater levels of entertainment. We believe that this leads to a greater number of end users and to increased end-user spending rates. Our New Generation gaming platform operates at considerably faster speeds than our Legacy platform, generally resulting in end users playing a greater number of games on our New Generation platform than they otherwise could have on our Legacy gaming platform in the same amount of time. As a result of the faster speed of play and higher payout ratios, we believe that end users derive a higher level of satisfaction from playing our New Generation platform games. We believe that this enhanced satisfaction results in end users playing games for longer periods of time than they would have played on our Legacy platform, resulting in a higher hold per day on our New Generation platform PS.

Since our inception, we have produced MegaBingo, a live paper bingo game featuring a live bingo ball draw that we televise to multiple bingo halls throughout the U.S. MegaBingo enables players in participating halls to compete with players in other halls in a single live bingo game to win a large jackpot prize. We continue to experience a decline in the revenue generated by MegaBingo as hall operators migrate to our faster Class II PS. As a result of the continued decline both in the number of participating halls and resulting revenue during the current quarter, we initiated a plan to discontinue the play of MegaBingo. We intend to continue play of MegaBingo through mid-February 2003, and will hold a championship game during April 2003 to conclude MegaBingo play. For the period ended December 31, 2002, MegaBingo revenues were $264,000.

In May 1996, we introduced our Class II MegaMania game, the first in a series of high-speed, interactive bingo games based on our Legacy platform and played on PS linked with one another via a nationwide, online telecommunications network. In January 2001, we introduced our Class II MegaNanza game, a New Generation “bonanza” game, which plays faster than our Legacy games and has generated increased revenues for us and our customers. In June, 2002, we introduced Reel Time Bingo, a New-Generation-based high-speed standard sequence bingo game, in which the cards are purchased before the balls are drawn. Over the next year, we intend to convert substantially all of our MegaNanza PS to Reel Time Bingo or another standard-sequence bingo game, both in response to regulatory initiatives and to take advantage of improved technologies. We believe the conversion can be accomplished relatively easily, as MegaNanza and Reel Time Bingo are game engines that operate on our New Generation platform. Accordingly, the software update can be initiated and controlled either from our network operations center or in the halls. We do, however, experience one-time costs associated with increasing the presence of our customer service personnel at our customers’ gaming facilities during the transition, and, with some player stations, changing game-specific glass and other PS graphics. For the quarter ended December 31, 2002, MegaNanza and Reel Time Bingo accounted for 58% and 26%, respectively, of our total revenues, compared to 64% and 16%, respectively, of our total revenues during the quarter ended September 30, 2002. We believe this trend will continue as we convert more MegaNanza games to Reel Time Bingo.

During our initial conversion from MegaNanza to Reel Time Bingo in June 2002, and the subsequent period of system optimization, we realized a lower hold per day on our Reel Time Bingo player stations than we had historically realized with MegaNanza. We believe this is a normal consequence of converting a highly popular game to a new one whose players lack familiarity with the game. Consequently, during the fiscal year ended September 30, 2002, our average hold per day for Reel Time Bingo was less than that of MegaNanza. During the quarter ended December 31, 2002, Reel Time Bingo holds per day have improved in relation to MegaNanza. We expect this trend to continue and that Reel Time Bingo’s hold per day will exceed that of MegaNanza. We believe this trend is the result of continued player familiarity, combined with the more extensive library of exclusive game themes available for Reel Time Bingo.

The majority of our Class III video lottery systems are sold to customers outright for a one-time purchase price. Revenues from Class III PS and license sales are recognized when the units are delivered to the customer and the licensed games installed. We also enter into either participation arrangements, similar to those for our Class II systems, or lease-purchase arrangements for our Class III video lottery systems. Under lease-purchase arrangements, we receive a series of lease payments based on a percentage of a customer’s hold per day generated from the leased PS. At the end of the lease period, we transfer ownership of the PS to the customer.

We also receive back-office fees based on a share of the hold per day from both leased and sold PS. Back-office fees cover our service and maintenance of the back-office server installed in each hall to run our Class III games and the related software updates, as well as player tracking and casino management systems. For those video lottery systems sold to our customers, the back-office fees are considerably smaller than the revenue share we receive from Class II PS being rented under participation agreements. Accordingly, we derive our Class III gaming revenues to a greater extent from player station sales, compared to participation arrangements in the Class II market.

In June 1999, we first installed Class III video lottery terminals in the state of Washington, which was the first state where Class III video lottery systems were permitted by Native American-state compact. Our sales of Class III video lottery terminals peaked in 2000, as initial sales were made pursuant to newly adopted Native American compacts with the state of Washington which limited the number of installed Class III video lottery terminals permitted on Native American land. During the period ending December 31, 2002, we had an average of 2,109 Class III video lottery terminals in service, compared to 1,554 units during the same period of 2001.

We have license agreements with WMS Gaming, Inc., or WMS, and Bally Gaming Inc., or Bally, to use certain trademarks, logos and graphics in connection with our Class III games. We, in turn, resell these licenses to our customers in connection with the installation of our Class III video lottery terminals using these licenses. Revenues from these license fees are included in player station sale and lease revenue in our results of operations. We also have a similar license agreement for the Class II market with Bally, WMS, and Mikohn Gaming Corporation. We do not resell Class II licenses, as we generally install our Class II games and PS with our customers on a participation arrangement basis.

In addition to bingo prizes and related costs and allotments to hall operators, our next largest expense directly related to our Class II and Class III gaming revenue is amortization and depreciation. We generally depreciate the cost of our Class II PS over three years. With certain Class III customers, we sell PS under lease purchase agreements, and depreciate these PS over the term of the lease, which is generally one to three years. We also capitalize certain costs related to the design and development of our gaming products and systems. We generally amortize internally developed games over an eighteen-month period, gaming platforms and engines over a three-year period, and our central management systems over a five-year period. During the period ending December 31, 2002, we capitalized $745,000 of costs related to the development of our gaming products and systems. Our cost of electronic player stations sold is the smallest component of our expenses as a percentage of our total revenues, and is commensurate with the contribution PS sales make to our total revenues.

Research and Development

Research and development costs consist primarily of salaries and benefits, consulting fees and an allocation of corporate facilities costs. Research and development activities primarily relate to the development of future gaming management systems, platforms and game themes, and enhancements to our existing product lines.

Research and development expenses increased by 86% to $2.6 million for the quarter, from $1.4 million for the comparable period in the prior fiscal year. This increase primarily resulted from an increased headcount in our development group as we have focused our internal efforts on the development of new gaming platforms and game themes. We expect our research and development expenses to grow over the upcoming periods as we continue to add development staff and focus on product development.

Trademarks

The trademarks and tradenames used by us include: Betnet™, MegaBingo®, MegaMania®, MegaNanza™, and Reel Time Bingo™. All references herein to those trademarks and tradenames are deemed to include the applicable tradename or trademark designation.

RECENT DEVELOPMENTS

On January 16, 2003, we entered into a development agreement with one of our customers to provide up to $9.0 million towards the construction of a new gaming facility. We expect to advance amounts under this agreement ratably through May 2003, the facility’s expected completion date. In exchange for a certain amount of the funds advanced under the development agreement, we received a guarantee of floor space for its player stations. A portion of the hold per day generated by these PS will be used to repay the construction advance. Consequently, the payback period will be dependent on the hold per day.

During January 2003, in anticipation of purchasing equipment for build-out of our central video lottery system related to the New York Lottery project, we secured $12.0 million in vendor based financing. At our option, we may use the facility to fund equipment under either capital or operating leases or a combination thereof.

RESULTS OF OPERATIONS

The following tables outline our end-of-period and average installed base for the three months ended December 31, 2002 and 2001:

	Three Months Ended December 31,
	2002	2001
End of period installed electronic player station base:
Class II
Reel Time Bingo	1,840	—
MegaNanza	4,161	2,933

New Generation Platform	6,001	2,933
Legacy Platform	2,216	2,891
Class III	2,109	1,630

	Three Months Ended December 31,
	2002	2001
Average installed electronic player station base:
Class II
Reel Time Bingo	1,684	—
MegaNanza	4,119	2,595

New Generation Platform	5,803	2,595
Legacy Platform	2,185	3,017
Class III	2,109	1,554

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Total revenues increased 42% to $83.8 million during the three months ended December 31, 2002, from $58.9 million in the same period in 2001. The increase relates to a higher average installed PS base for the quarter ended December 31, 2002 compared to the same quarter of fiscal 2002. For the three months ended December 31, 2002, New Generation games generated revenues of $70.4 million, based on an average of 5,803 PS in daily operation during the period. For the three months ended December 31, 2002, we had an average of 2,185 Class II Legacy PS in daily operation, a 28% decrease from 3,017 in the same period of 2001. This decrease was primarily the result of replacing many of our Legacy PS with our more profitable New Generation PS. Total revenues from Class III games decreased 22% to $1.0 million for the three months ended December 31, 2002, from $1.3 million for the same period in 2001. The decrease is due to a customer converting from equipment rental to purchase in the last quarter of fiscal 2002. Class III back-office fees increased 20% to $772,000 in the three months ended December 31, 2002, from $643,000 during the same period of

2001. This increase resulted from a 36% increase in the average number of Class III video lottery systems in service to 2,109 units for the three months ended December 31, 2002, from 1,554 units in the same period in 2001. Television bingo game show revenues decreased 19% to $264,000 in the three months ended December 31, 2002, from $325,000 in the same period of 2001. This decrease was the result of a continued reduction in the number of halls participating in MegaBingo, as end users have migrated to our faster Class II PS.

Player station sale and lease revenue decreased by 9% to $643,000 for the three months ended December 31, 2002 from $709,000 in same period of 2001. This decrease was primarily the result of a decrease in the number of Class III PS sold in 2002.

Other revenue, which consisted primarily of service and maintenance fees, increased 46% to $416,000 for the three months ended December 31, 2002 from $285,000 in the same period of 2001. This increase was related to a larger installed base of electronic player stations.

Bingo prizes and related costs increased 53% to $720,000 for the three months ended December 31, 2002, from $470,000 in the same period of 2001. This increase related to accruing the cost of the prize annuity to be awarded at the MegaBingo championship game.

Allotments to hall operators increased 42% to $57.0 million for the three months ended December 31, 2002, from $40.0 million in the same period of 2001. This increase was attributable to the increase in hall commissions related to our Class II gaming, and is commensurate with the overall increase in our Class II gaming revenue. Hall commissions related to television bingo game shows decreased 42% commensurate with the decline in related MegaBingo revenues discussed above.

Cost of player stations and licenses sold increased 76% to $559,000 for the three months ended December 31, 2002 from $317,000 in the same period of 2001.

Selling, general and administrative expenses increased 27% to $9.1 million for the three months ended December 31, 2002 from $7.1 million in the same period of 2001. Salaries and wages increased primarily as a result of additional personnel hired to address our Class II electronic gaming network needs and the pursuit of new business. Employee salaries and benefits increased as a result of performance-based incentives covering substantially all employees, and an increase in health and life insurance premiums due to a greater number of employees. Travel costs increased due to the greater number of employees and the pursuit of new business. Both insurance and property taxes increased due to the greater number of PS installed during the quarter ended December 31, 2002 compared to the same quarter in 2001. Legal and professional fees increased primarily as a result of increased legal and professional services for research into new products and markets. Rent expense increased due to additional warehouse and office space related to the growth in PS production and number of employees.

Amortization and depreciation expense increased 38% to $4.4 million for the three months ended December 31, 2002, from $3.2 million for the same period of 2001, primarily as a result of depreciation on a greater number of PS in service.

Interest income increased 72% to $110,000 for the three months ended December 31, 2002, from $64,000 in the same period of 2001. The increase was primarily the result of higher interest-earning cash balances during 2002.

Interest expense amounted to $17,000 for the quarters ending December 31, 2002 and 2001.

Income tax expense increased 54% to $4.7 million for the three months ended December 31, 2002, from $3.0 million in the same period of 2001. These figures represent effective tax rate of 39% for the three months ended December 31, 2002 and 2001.

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

Revenue Recognition. We derive our Class II gaming revenues primarily from participation arrangements with our customers. Under these arrangements, we retain ownership of PS installed at our customers’ bingo halls and receive revenue based on a percentage of the hold per day generated by each PS. We report the hold per day as gaming revenue. The hold represents the total amount end users wager on each PS, less the total amount of prizes paid to end users. Amounts retained by the halls for their share of the hold per day are recorded in our results of operations as “Allotments to Hall Operators,” and are deducted from our total revenues to arrive at our net revenues.

The majority of our Class III video lottery systems to date have been sold to customers outright for a one-time purchase price. Revenues from Class III and PS license sales are recognized when the units are delivered to the customer and the licensed games installed. We also enter into either participation arrangements, similar to those for our Class II systems, or lease-purchase arrangements for our Class III video lottery systems. Under lease-purchase arrangements, the Company receives a series of lease payments based on a percentage of a customer’s hold per day generated from the leased PS. At the end of the lease period, the Company transfers ownership of the PS to the customer.

We also receive back-office fees based on a share of the hold per day. Back-office fees cover our service and maintenance of the back-office server installed in each hall to run our Class III games and the related software updates, as well as player tracking and casino management systems. For those video lottery systems sold to our customers, the back-office fees are considerably smaller than the revenue share we receive from Class II PS being rented under participation arrangements. Accordingly, we derive our Class III gaming revenues to a greater extent from PS sales, when compared to participation arrangements in the Class II market.

Inventory. Our current inventory consists primarily of completed PS units and components for Class III PS we expect to sell within the next year. Our non-current inventory comprises both completed Class II PS, and new and refurbished components for Class II PS we expect to place under participation arrangements under which we retain title to the unit. As such units are placed with customers under participation arrangements, we transfer these units from inventory to our property and equipment upon consummation of such arrangements. Inventory is carried at the lower of cost (first-in, first-out) or market. We evaluate our inventory’s obsolescence and update the reserve as necessary.

Property and Equipment. We state property and equipment at cost. The cost of property and equipment is depreciated over their estimated useful lives generally using the straight-line method for financial reporting, and accelerated methods for tax reporting purposes. PS placed with customers under lease arrangements where PS ownership is conveyed to the customer at the end of the lease term is depreciated over the shorter of the lease term or three years. Substantially all of our property and equipment is depreciated over two to five years. Sales and retirements of depreciable property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in operations.

We state internally developed gaming software at cost, which we amortize over the estimated useful life of the software, generally using the straight-line method. We amortize internally developed games over an eighteen-month period, gaming platforms and engines over a three-year period, and our central management systems over a five-year period. We capitalize software development costs once technological feasibility has been established, and begin amortizing the software once in service. We expense any subsequent software maintenance costs as incurred. Software development projects that are discontinued are expensed as such determination is made.

We review our property and equipment for impairment whenever events or changes in circumstances indicate we may not recover the carrying amount of an asset. We measure recoverability of assets to be held and used by comparing the carrying amount of an asset to future cash flows expected to be generated by the asset. If we determine an asset to be impaired, we measure the impairment as the amount by which the carrying amount of the assets exceeds their fair value, considering the discounted future net cash flows. We report assets to be disposed of at the lower of the carrying amount or the fair value less costs of disposal.

Stock-Based Compensation. We apply Accounting Principles Board Opinion, or APB, No. 25 in accounting for our stock option plans, rather than the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, no compensation expense is recognized for grants of options to common law employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on our grants to employees in 2002 and 2001, no compensation expense has been recognized.

RECENT ACCOUNTING PRONOUNCEMENTS

In August 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.” SFAS No. 144, which supercedes SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of,” and amends ARB No. 51, “Consolidated Financial Statements,” addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim financials within those fiscal years, with early adoption encouraged. The provisions of SFAS No. 144 are generally to be applied prospectively. We do not expect the adoption of this Statement will have a material impact on our financial position and results of operations.

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

In November 2002, the FASB issued FASB Interpretation, or FIN, No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not expect the adoption of this Statement will have a material impact on our financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS No. 148 are effective for interim or annual periods beginning after December 15, 2002. We have not yet determined the impact of this Statement on our financial position and results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” (VIEs). FIN 46 establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. FIN 46 also requires disclosures about unconsolidated VIEs in which we have a significant variable interest. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003. We do not expect the adoption of this Statement will have a material impact on our financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, we had unrestricted cash and cash equivalents of $18.1 million, compared to $15.2 million at September 30, 2002. Our working capital at December 31, 2002 was $14.9 million, compared to $11.5 million at September 30, 2002.

As of December 31, 2002, our total contractual cash obligations were as follows:

	Less than One Year	One to Four Years	Total
	(In thousands)
Long-term debt (1)	$565	$393	$958
Operating leases (2)	1,271	2,575	3,846
Purchase commitments (3)	2,538	1,875	4,413
Gaming facility development arrangements (4)	9,000	—	9,000

Total	$13,374	$4,843	$18,217

(1)	Represents various three-year loans at an overall average annual interest rate of 6% for the purchase of automobiles.
(2)	Operating leases for our facilities and office equipment that expire at various times through 2007
(3)	Commitments to purchase PS and licenses
(4)	Represents commitments for payments toward development and construction of new gaming facilities.

During the three months ended December 31, 2002, we generated cash from operations of $6.8 million, compared to $6.0 million for the same period in 2001. This increase was primarily the result of an increase in net income to $7.5 million for the three months ended December 31, 2002, from $4.8 million for the same period of 2001, and proceeds of $2.9 million received in 2002 from the payment of notes receivable related to the sale of player stations to be delivered to customers in the future. This increase was offset by an increase in accounts receivable and inventory, and a decrease in accounts payable and accrued expenses.

Cash used in investing activities was $4.8 million for the three months ended December 31, 2002, compared to $6.9 million for the same period in 2001. The decrease was the result of a decrease in the acquisition of property and equipment to $4.2 million for the three months ended December 31, 2002, compared to $6.9 million for the same period of 2001. Property and equipment additions during the current period primarily included player stations, computer and network equipment, and portable buildings.

Cash provided by financing activities was $900,000 for the three months ended December 31, 2002, compared to $2.8 million for the same period in 2001. For the three months ended December 31, 2002, we received proceeds from the exercise of stock options and warrants and the related tax benefit totaling $801,000. The cash flow provided by financing activities for the three months ended December 31, 2001 related primarily to proceeds from notes payable totaling $399,000, and proceeds from the exercise of stock options and warrants and the related tax benefit totaling $2.4 million.

Our Board of Directors authorized us to repurchase 450,000 shares of our common stock, effective April 2000, and an additional 1,500,000 shares of our common stock, effective September 2001. The timing and total number of shares repurchased will depend upon prevailing market conditions and other investment opportunities. During fiscal 2002, we repurchased 606 shares of our Common Stock at an average cost of $28.33. During fiscal 2001 we repurchased 831,865 shares of our common stock at an average cost of $6.31. No shares were repurchased by us during the three months ended December 31, 2002. At December 31, 2002, we had approximately 3.6 million options and warrants outstanding, with exercise prices ranging from $1.33 to $30.95 per share. Of the options and warrants outstanding, approximately 874,000 were exercisable at December 31, 2002.

Our projected capital expenditures for the remainder of the year will consist of player stations that are placed with our Class II customers under participation arrangements and substantial capital outlays in connection with the development of new gaming facilities, and may include substantial capital expenditures in connection with potential acquisitions. In pursuing our acquisition strategy and our strategy to partner with current and prospective customers to develop gaming facilities that will house our PS, we may make expenditures that could significantly affect our cash flow and liquidity and use a significant portion of both our cash flow from operations and any proceeds we receive from debt or equity financing we might undertake. Our total capital expenditures will depend upon the number of PS that we are able to place in service during the year, and the number and size of gaming facilities we choose to develop. Additional capital expenditures will be required for PS if we are successful in introducing our games into new markets, such as the charity bingo market. In addition to manufacturing our own, we also purchase PS and licenses from Bally and WMS, and licenses from Mikohn.

In May 2002, the New York Lottery notified us that it had selected us as the winning vendor to provide the central system for video lottery games to be operated at New York State racetracks. On December 17, 2002, we executed a definitive agreement to provide the central system, and submitted it to the New York lottery. The agreement remains subject to approval by various New York agencies and officials before it becomes effective. Once the definitive agreement becomes effective, we believe that it will be necessary to spend at least $14.5 million in the following six months to develop, produce and implement the system. During January 2003, we secured $12.0 million in vendor-based financing to lease equipment for the New York Lottery project and the build-out of our central video lottery system.

In January 2003, we entered into a development agreement with one of our customers to provide up to $9.0 million toward the construction of a new gaming facility. We expect to advance amounts under this agreement ratably through May 2003, the facility’s expected completion date. In exchange for a certain amount of the funds advanced under the development agreement, the Company received a guarantee of floor space for its player stations. A portion of the hold per day generated by these PS will be used to repay the construction advance. Consequently, the payback period will be dependent on the hold per day.

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

SEASONALITY

We believe our operations are not materially affected by seasonal factors, although we have experienced fluctuations in our revenues from period to period. After the holiday season, (November through December) our revenues generally build steadily, with our last fiscal quarter (July through September) traditionally being our strongest quarter.

CONTINGENCIES

For information regarding contingencies, see “PART I – Item 1. Financial Statements – Commitments and Contingencies” and “PART II – Item 1. Legal Proceedings.”

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

FUTURE EXPECTATIONS AND FORWARD-LOOKING STATEMENTS

This Quarterly Report and the information incorporated herein by reference contains various “forward-looking statements” within the meaning of Federal and state securities laws, including those identified or predicated by the words “believes,” anticipates,” “expects,” “plans,” or similar expressions. Such statements are subject to a number of uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the uncertainties inherent to the outcome of any litigation of the type described in this quarterly report under “PART II – Item 1. Legal Proceedings,” as well as those other factors as described under “Item 1. Business – Risk Factors,” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, which are incorporated herein by this reference. Given these uncertainties, readers of this Quarterly Report are cautioned not to place undue reliance upon such statements.

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

The Johnson Act broadly defines “illegal games” and “illegal equipment” to include any “machine or mechanical device” designed “primarily” for gambling, that, when operated, delivers money to a player “as the result of the application of an element of chance.” Trying to accommodate this broad definition of “illegal games” and “illegal equipment” with the provisions of IGRA that are expressly intended to encourage the legal use by tribes of Class II “technological aids” and equipment has created a continuing source of friction between regulatory authorities and vendors of Class II games and electronic player stations. Effective June 17, 2002, the NIGC adopted final rules defining the terms “electronic, computer or other technological aids,” “electronic or electromechanical facsimile” and “games similar to bingo” as used in IGRA, which may over time provide guidance and greater clarity in this area. To date, there have been no decisions, interpretive opinions or other guidance issued under these new rules, and we are not able to predict what effect, if any, these new rules will have on our business.

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

Some fundamental issues relating to the scope and intent of IGRA, the jurisdiction and authority of the NIGC, other federal agencies, state authorities and Native American governments, and the regulation of gaming on Native American lands remain unresolved and ambiguous. As a result, the legality of our activities could be subject to regulatory challenges, litigation, and enforcement actions by multiple regulatory bodies. Any such action could materially and adversely affect our ability to install and operate our games and electronic player stations, could be costly to defend, and could divert management’s time and attention away from our operations.

We cannot assure you that new laws and regulations relating to our business will not be enacted or that existing laws and regulations will not be amended or reinterpreted in a manner adverse to our business. Any regulatory change could materially and adversely affect the installation and use of existing and additional PS, games and systems and our ability to generate revenues from some or all of our Class II games. Regulatory uncertainty also increases our cost of doing business. We dedicate significant time and incur significant expense on new game development without any assurance that the NIGC or other federal, state and local agencies or Native American governments will agree that each of our games meets applicable regulatory requirements. We also devote significant time and expense in dealing with federal, state and Native American agencies having jurisdiction over Native American gaming and in complying with the various regulatory regimes that govern our business.

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

On September 10, 2002, the Court granted the DOJ’s motion to dismiss our case for lack of jurisdiction. As a consequence of the dismissal, the previous injunction granted by the Court was dissolved, and the NIGC was no longer enjoined from issuing additional NOVs. However, the term of the NIGC Chairman who had originally issued the NOV to our largest customer had expired, and, under IGRA, the NIGC, in the absence of a Chairman, had no one with the authority to issue an NOV. No NOVs relating to MegaNanza or Reel Time Bingo have been issued since the first and only NOV was issued on June 17, 2002 against one tribe regarding MegaNanza.

A new NIGC Chairman was confirmed in December 2002. We cannot predict what actions, if any, this new Chairman will take with respect to MegaNanza, including whether or not the new Chairman will issue additional NOVs. Our major customer that received the NOV appealed the matter before the NIGC under an appeal process established by rules and regulations under IGRA. In January 2003, the customer and the NIGC reached a settlement. The customer continues to play Reel Time Bingo in lieu of MegaNanza. If the NIGC continues to prosecute its case against MegaNanza and is ultimately successful in having MegaNanza found to be a Class III game, our customers would likely discontinue the play of MegaNanza and seek alternative games and systems from us or our competitors.

The actions by the NIGC and the DOJ described in “PART II – Item 1. Legal Proceedings” under the caption “MegaNanza Litigation,” adversely affected our operating results during the fiscal year ended September 30, 2002, and to a lesser extent, our operating results during the quarter ended December 31, 2002.

On May 31, 2002, prior to the NOV issuance, we had 4,028 MegaNanza and no Reel Time Bingo units in operation. As of December 31, 2002, we had 4,161 MegaNanza and 1,840 Reel Time Bingo PS in operation. Reel Time Bingo is a “standard sequence” bingo game, meaning that the ball draw occurs after the bingo cards are sold. We expect to eventually replace MegaNanza with Reel Time Bingo and other successor games, but if MegaNanza is discontinued before we are able to do so as part of our planned conversion process, we could experience a loss of revenues and market share, and our business could be adversely affected.

Our future performance will depend on our ability to introduce new games and enhancements that are widely accepted and played.

Our revenue growth has been driven primarily by our technological innovations and the increased number and use of our installed PS base. Our New Generation gaming platform allows us to produce games that play faster than our Legacy games and generate increased revenues for us and for our customers. In January 2001, we introduced MegaNanza, our first game based on the New Generation platform. In June 2002, we introduced our second game based on the New Generation platform, Reel Time Bingo, a high-speed “standard sequence” bingo game.

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

The loss of any of these tribes as our customers would have a material and adverse effect upon our financial condition and results of operations. See “Certain Risk Factors – We do not rely upon the term of our customer contracts to retain the business of our customers.”

Our expansion into non-Native-American gaming activities will present new challenges and risks that could adversely affect our business or results of operations.

Our growth strategy includes selling our games and technology into segments of the gaming industry other than Native American gaming, principally the charity bingo market and new jurisdictions authorizing video lottery terminals. In May 2002, the New York Lottery notified us that we had been selected as the winning vendor to provide the central system for video lottery games to be operated at New York State racetracks.

These activities are not currently subject to a nationwide regulatory system such as the one created by IGRA to regulate Indian gaming, so regulation is on a state-by-state basis. In addition, federal laws relating to gaming, such as the Johnson Act, which regulates slot machines and similar gambling devices, would also apply to new video lottery jurisdictions absent authorized state law exemptions. If we were to expand into these new markets, we would expect to encounter legal and regulatory uncertainties similar to those we face in our Native American gaming business. Successful growth in accordance with this strategy may require us to make certain changes to our games to ensure that they comply with applicable regulatory regimes, and may require us to obtain additional licenses. Importantly, in certain jurisdictions and for certain venues, our ability to enter these markets will depend on effecting changes to existing laws and regulatory regimes. The ability to effect these changes is subject to a great degree of uncertainty and may never be achieved. We cannot assure you that we will be successful in entering into other segments of the gaming industry.

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

We compete with other Class II vendors for customers, primarily on the basis of the amount of profit our gaming products generate for our customers in relation to gaming products offered by other vendors. We believe that the most important factor influencing our customers’ product selection is the appeal of those products to end users. This appeal has a direct effect on the volume of play by end users, and drives the amount of revenues generated for and by our customers. Our ability to remain competitive depends primarily on our ability to continuously develop new game themes and systems that appeal to end users, and to introduce those game themes and systems in a timely manner. In addition, our new or modified gaming products that are intended for the Class II market must be designed and operated to meet Class II gaming requirements. We cannot assure you that we will continue to develop and introduce appealing new game themes and systems that meet the emerging requirements of Class II gaming in a timely manner, or at all. In addition, there can be no assurance that others will not independently develop games similar to our Class II games.

As the Class II market expands and the legal and regulatory uncertainties regarding Class II gaming are resolved, we expect to see increased competition in the Class II market, including competition from Class III vendors, many of whom have significantly greater financial resources than we do. Increased competition could have a materially adverse affect on our ability to sell our products, generate revenue and maintain our profit margins. If our competitors seek to compete with us by allocating a greater share of gambling proceeds to the hall operators, then we may be forced to do the same, which could result in lower net revenues from our player stations.

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

If appropriate opportunities present themselves, we may acquire other complementary businesses, technologies, services or products. We are exploring the possibility of the joint development of gaming and related facilities on Native American land where we can install our games and PS. In January 2003, we entered into one such agreement to jointly develop and provide financing to construct a new gaming facility. We also may seek to enter into strategic relationships and provide financing and development services for new or expanded gaming and related facilities for our customers. We cannot assure you that the anticipated benefits of any acquisition, strategic relationship or financing would be realized. We may not be able to complete or integrate future acquisitions successfully.

In connection with one or more of those transactions, we may:

■	issue additional equity securities which would dilute stockholders;
■	extend secured and unsecured credit which may not be repaid;
■	incur debt on terms unfavorable to us or that we are unable to repay;
■	incur contingent liabilities; and
■	integrate additional employees and fixed assets that we must maintain.

We have limited experience in these types of activities. Accordingly, an acquisition or a strategic relationship, development effort or financing may result in unforeseen operating difficulties, financial risks or required expenditures that could adversely affect our liquidity. It may also divert the time and attention of our management that would otherwise be available for ongoing development of our business. As a result of providing financing or development services to our customers, we may not realize a satisfactory return, if any, on our investment, and we could lose some or all of our investment.

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

We rely on software licensed from third parties and technology provided by third-party vendors, the loss of which could increase our costs and delay software shipments. We also rely on technology provided by third-party vendors which, if disrupted, could suspend play on some of our player stations.

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

We also rely on the technology of third-party vendors, such as telecommunication providers, to operate our multi-path telecommunications network, which we call Betnet. A serious or sustained disruption to the provisions of these services could result in some of our PS being non-operational for the duration of the disruption, which would adversely affect our ability to generate revenue from those PS.

We do not rely upon the term of our customer contracts to retain the business of our customers.

Our contracts with our customers are on a year-to-year or multi-year basis and we have no written contract with our largest customer. We do not rely upon the stated term of our customer contracts to retain the business of our customers. We rely instead upon providing competitively superior player stations, games and systems to give our customers the incentive to continue doing business with us. At any point in time, a significant portion of our business is subject to non-renewal, which could materially and adversely affect our earnings and financial condition.

If our key personnel leave us, our business will be significantly adversely affected.

We depend on the continued performance of the members of our senior management team and our technology team. Gordon T. Graves, our Founder, Chairman and Chief Executive Officer, announced his intention to step down as our Chief Executive Officer at the conclusion of our next annual meeting of shareholders, scheduled for February 18, 2003. Mr. Graves intends to remain our Chairman and will participate in all meetings of the Executive Committee of our officers. Clifton E. Lind, currently our President and Chief Operating Officer, will become our Chief Executive Officer. If we were to lose the services of any of our senior officers or our directors or any member of our technology team, and cannot find suitable replacements for such persons in a timely manner, it could have a material adverse effect on our business.

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

Our contracts with our Native American customers relating to our Legacy and New Generation platform games provide that our customers receive, on a daily basis, an agreed percentage of gross gaming revenues based upon an assumed level of prize payouts, rather than the actual level of prize payouts. This can result in our paying our customers amounts greater than our customers’ percentage share of the actual hold per day. In addition, because the prizes awarded in our games are based upon assumptions as to the number of players in each game and statistical assumptions as to the frequency of winners, we may experience on any day, or over short periods of time, a “game deficit,” where the total aggregate amount of prizes paid exceeds aggregate game revenues. If we have to make any excess payments to customers, or experience a game deficit over any statistically relevant period of time, we are contractually entitled to adjust the rates of prize payout to end users in order to recover any deficit. We cannot assure you that, in the future, we will not miscalculate our statistical assumptions or for other reasons experience abnormally high rates of jackpot prize wins which may materially and adversely affect our cash flow on a temporary or long-term basis, and which could materially and adversely affect our earnings and financial condition.

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

Adverse weather conditions, particularly flooding, heavy snowfall and other extreme weather conditions, often deter our end users from traveling or make it difficult for them to frequent the sites where our games are installed. If any of the those sites were to experience prolonged adverse weather conditions, or if the sites in Oklahoma where a significant number of our games are installed were to simultaneously experience adverse weather conditions, our results of operations and financial condition would be materially adversely affected.

Worsening economic conditions may adversely affect our business.

The demand for entertainment and leisure activities tends to be highly sensitive to consumers’ disposable incomes, and thus a decline in general economic conditions may lead to our end users’ having less discretionary income with which to wager. This could cause a reduction in our revenues and have a material adverse effect on our operating results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not subject to any interest rate, exchange rate, or commodity price risks.

ITEM 4. CONTROLS AND PROCEDURES

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

MegaMania Litigation. In late 1997, we became subject to litigation initiated against us by the DOJ that challenged the legality of our MegaMania game and the player stations we used in the play of that game. This litigation was resolved in our favor in decisions by two federal district courts and two federal courts of appeal. We believe the decisions clarified several important legal issues, such as what constitutes the game of bingo and whether our PS are legal technological aids to the play of bingo; these decisions were in part used by the NIGC in adopting its June 17, 2002 regulations.

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

MegaNanza Litigation. On April 18, 2002, we filed a lawsuit in the United States District Court for the Northern District of Oklahoma against the NIGC seeking a judicial declaration that two versions of our MegaNanza family of games are Class II games. Both versions operate in what is called “nonstandard sequence,” meaning that the ball draw occurs before bingo cards are sold to players. On June 14, 2002, the NIGC, represented by and acting through the DOJ, filed a motion to dismiss the case, claiming the Court lacked jurisdiction on various procedural grounds. After the NIGC Commissioner issued a Notice of Violation, or NOV, to our largest customer on June 17, 2002, the case was expanded to include the issuance of a temporary restraining order against the NIGC from taking any enforcement actions against any of our customers for playing MegaNanza.

As a result of the issuance of the NOV, our largest MegaNanza customer and certain other customers discontinued playing MegaNanza and requested that we install Reel Time Bingo, a Class II bingo game operated on our New Generation platform and played in “standard sequence,” meaning that the ball draw occurs after the bingo cards are sold.

On September 10, 2002, the Court granted the DOJ’s motion to dismiss the case for lack of jurisdiction. As a consequence of the dismissal, the temporary restraining order was dissolved and the NIGC was no longer prohibited from issuing additional NOVs or from taking further enforcement actions. However, by September 10, the term of the NIGC Chairman that had issued the NOV to our largest customer had expired, no Chairman had taken his place, and, under IGRA, the NIGC, in the absence of a Chairman, had no one with the authority to issue a NOV. In December 2002, a new Chairman, Mr. Phillip N. Hogen, was confirmed, and through the date of filing this Report, no new NOVs have been issued to any tribes.

We have filed an appeal with the Tenth Circuit seeking a reversal of the District Court’s ruling to dismiss its action against the NIGC. No action has been taken on the appeal to date, and we are not able to predict what the outcome of the appeal will be. Our major customer that received the NOV appealed the matter before the NIGC under an appeal process established by rules and regulations under IGRA. In January 2003, the customer and the NIGC reached a settlement. The customer continues to play Reel Time Bingo in lieu of MegaNanza. If MegaNanza is ultimately determined to be a Class III game, our customers would likely discontinue the play of MegaNanza and seek alternative games and systems from us or our competitors. During the three months ending December 31, 2002, MegaNanza accounted for approximately 58% of our total revenues.

Oneida Litigation.On June 27, 2002, the Oneida Indian Nation filed a complaint against us in the United States District Court for the Western District of Washington alleging infringement by us of two patents owned by the Oneida Nation relating to a cashless system. Discovery is at a very early stage and we are not able to predict what the outcome of the litigation will be.

There is no assurance that new laws and regulations relating to our business will not be enacted or that existing laws and regulations will not be amended or reinterpreted in a manner adverse to our business. Any regulatory change could materially and adversely affect the installation and use of existing and additional PS, games and systems, and our ability to generate revenues from some or all of our Class II games. Regulatory uncertainty also increases our cost of doing business. We dedicate significant time and incur significant expense for new game development without any assurance that the NIGC or other federal, state and local agencies or Native American governments will agree that new or enhanced games meet applicable regulatory requirements. We also devote significant time and expense to dealing with federal, state and tribal agencies having jurisdiction over Native American gaming, and in complying with the various regulatory regimes that govern our business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See Exhibit Index.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated February 14, 2003	Multimedia Games, Inc.

	By:	/s/ Craig S. Nouis
Craig S. Nouis Chief Financial and Principal Accounting Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Gordon T. Graves, Chief Executive Officer, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Multimedia Games, Inc.;

2.	Based on my knowledge, this Quarterly Report t does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Gordon T. Graves

Gordon T. Graves

Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig S. Nouis, Chief Financial Officer, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Multimedia Games, Inc.;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report t is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c)	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 14, 2003

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