Form 10-Q
period 2003-03-31
MULTIMEDIA GAMES INC
filed 2003-05-15
CIK 896400

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2003

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

As of March 31, 2003, there were 12,941,795 shares of the Company’s Common Stock, par value $0.01, outstanding.

FORM 10-Q

PART I

FINANCIAL INFORMATION

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS

As of March 31, 2003 and September 30, 2002

(In thousands, except share amounts)

	March 31, 2003	September 30, 2002
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,126	$15,247
Accounts receivable	5,880	5,697
Allowance for doubtful accounts receivable	(490)	(428)
Inventory, net	3,022	4,303
Prepaid expenses and other assets	1,629	1,418
Notes receivable, net	2,141	3,115
Deferred income taxes	1,281	797

Total current assets	38,589	30,149
Restricted cash and long-term investments	1,296	1,493
Inventory – non-current	12,088	10,328
Property and equipment, net	53,860	40,137
Notes receivable, non-current	500	—
Other assets	6,597	4,083

Total assets	$112,930	$86,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$1,570	$245
Accounts payable and accrued expenses	13,362	14,480
Federal and state income tax payable	5,229	1,181
Halls’ share of surplus	235	793
Prize fulfillment fees payable	6	44
Deferred revenue	1,929	1,929

Total current liabilities	22,331	18,672
Long-term debt and capital leases, less current portion	4,388	369
Other long-term liabilities	3,496	1,385
Deferred income taxes	588	252

Total liabilities	30,803	20,678

Commitments and contingencies (Note 2)
Stockholders’ equity:
Preferred stock, Series A, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 14,046,998 and 13,963,489 shares issued, and 12,941,795 and 12,889,144 shares outstanding, respectively	140	140
Additional paid-in capital	42,252	40,996
Stockholders’ notes receivable	(1,807)	(2,417)
Treasury stock, 1,105,203 and 1,074,345 shares at cost, respectively	(6,491)	(5,847)
Retained earnings	48,033	32,640

Total stockholders’ equity	82,127	65,512

Total liabilities and stockholders’ equity	$112,930	$86,190

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2003 and 2002

(In thousands, except shares and per-share amounts)

	2003	2002
	(Unaudited)	(Unaudited)
REVENUES:
Gaming revenue – Class II	$85,882	$71,037
Gaming revenue – Class III	1,047	1,479
Player station and license sale and lease revenue	2,491	3,069
Other	310	367

Total revenues	89,730	75,952
Allotments to hall operators	60,608	50,385
Bingo prizes and related costs	383	262

Net revenues	28,739	25,305

OPERATING COSTS AND EXPENSES:
Cost of player stations sold	836	2,497
Selling, general and administrative expenses	10,008	8,034
Amortization and depreciation	5,132	3,613

Total operating costs and expenses	15,976	14,144

Operating income	12,763	11,161

OTHER INCOME (EXPENSE):
Interest income	82	48
Interest expense	(41)	(11)

Income before income taxes	12,804	11,198
Income tax expense	4,861	4,309

Net income	$7,943	$6,889

Earnings per share:
Basic	$0.61	$0.56

Diluted	$0.56	$0.47

Shares used in per-share calculation:
Basic	12,922,606	12,355,374

Diluted	14,307,013	14,706,983

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Six Months Ended March 31, 2003 and 2002

(In thousands, except shares and per-share amounts)

	2003	2002
	(Unaudited)	(Unaudited)
REVENUES:
Gaming revenue – Class II	$167,654	$127,625
Gaming revenue – Class III	2,064	2,789
Player station and license sale and lease revenue	3,134	3,777
Other	726	652

Total revenues	173,578	134,843
Allotments to hall operators	117,641	90,426
Bingo prizes and related costs	1,103	732

Net revenues	54,834	43,685

OPERATING COSTS AND EXPENSES:
Cost of player stations sold	1,395	2,814
Selling, general and administrative expenses	19,068	15,151
Amortization and depreciation	9,561	6,811

Total operating costs and expenses	30,024	24,776

Operating income	24,810	18,909

OTHER INCOME (EXPENSE):
Interest income	192	112
Interest expense	(58)	(28)

Income before income taxes	24,944	18,993
Income tax expense	9,551	7,353

Net income	$15,393	$11,640

Earnings per share:
Basic	$1.19	$0.95

Diluted	$1.06	$0.80

Shares used in per-share calculation:
Basic	12,914,950	12,186,329

Diluted	14,565,256	14,582,279

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2003 and 2002

(In thousands)

	2003	2002
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,393	$11,640
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Amortization and depreciation	9,561	6,811
Write off of property and equipment	51	—
Options issued to consultants	93	36
Provision for (recovery of) doubtful accounts	(27)	296
Provision for obsolete inventory	274	219
Deferred income taxes	(148)	(600)
Tax benefit of stock options exercised	771	2,867
(Increase) decrease in:
Accounts receivable	(94)	(2,552)
Inventory	(11,447)	(2,576)
Prepaid expenses and other assets	(742)	(1,227)
Federal and state income tax payable	3,277	(42)
Prize fulfillment fees payable	(38)	(70)
Notes receivable – current	1,131	103
Accounts payable and accrued expenses	(1,118)	3,472
Halls’ share of surplus	(558)	800

NET CASH PROVIDED BY OPERATING ACTIVITIES	16,379	19,177

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and patents	(9,059)	(11,935)
Restricted cash and long-term investments and other long-term liabilities	261	271
Notes receivable – non-current	(500)	—
Stockholders’ notes receivable, net	(34)	(273)

NET CASH USED IN INVESTING ACTIVITIES	(9,332)	(11,937)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants, and related tax benefit	1,163	5,028
Principal payments of long-term debt and capital leases	(202)	(35)
Proceeds from long-term debt	1,871	399
Purchase of treasury stock	—	(17)
Preferred stock dividends	—	(4)

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,832	5,371

Net increase in cash and cash equivalents	9,879	12,611
Cash and cash equivalents, beginning of period	15,247	4,868

Cash and cash equivalents, end of period	$25,126	$17,479

SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$58	$28

Income taxes paid	$4,878	$2,261

NON-CASH TRANSACTIONS:
Transfer of inventory to property and equipment	$10,694	$2,692

Property and equipment acquired through:
Capital lease	$3,559	$—

Debt	$116	$—

Non-compete agreement included in other assets and other long-term liabilities	$2,047	$—

Collection of stockholders’ note receivable with the Company’s common stock	$644	$—

The accompanying notes are an integral part of the consolidated financial statements

MULTIMEDIA GAMES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes contained within the Company’s Annual Report on Form 10-K for the year ended September 30, 2002.

The consolidated financial statements included herein as of March 31, 2003, and for each of the three and six months ended March 31, 2003 and 2002 have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information presented reflects all adjustments consisting solely of normal adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for each of the periods. Operating results for the three and six months ended March 31, 2003 are not necessarily indicative of the results which will be realized for the year ending September 30, 2003.

The Company’s consolidated financial statements include the activities of Multimedia Games, Inc. and its wholly-owned subsidiaries: TV Games, Inc., MegaBingo, Inc., MGAM Systems, Inc., MGAM Services, LLC, and Multimedia Creative Services, Inc. (dissolved October 4, 2002). All significant intercompany transactions and balances have been eliminated.

Revenue Recognition. The Company derives its Class II gaming revenues primarily from participation arrangements with its customers. Under participation arrangements, the Company retains ownership of the electronic player stations installed at customers’ tribal gaming facilities, and receives revenue based on a percentage of the hold per day generated by each player station. The hold per day is reported by the Company as gaming revenue, and represents the total amount end users wager on each player station, less the total amount paid to end users as prizes. Amounts retained by the halls for their share of the hold per day are reported by the Company in its results of operations as “Allotments to hall operators,” and are deducted from the Company’s total revenues to arrive at its net revenues.

The majority of the Company’s Class III video lottery terminals, or VLTs, have been sold to customers outright, for a one-time purchase price, and are reported by the Company under “Player station and license sale and lease revenue.” Certain game themes used by the Company in the Class III market have been licensed from third parties and are resold to customers along with its Class III VLTs. Revenues from the sale of Class III VLTs and the sale of player station licenses are recognized when the units are delivered to the customer and the licensed games installed. For the remainder of its Class III VLTs, the Company enters into either participation arrangements similar to those for its Class II systems, or lease-purchase arrangements. Under lease-purchase arrangements, the Company receives a series of lease payments based on a percentage of a customer’s hold per day generated by the VLT. At the end of the lease period, the Company transfers ownership of the VLT to the customer.

The Company also receives back-office fees based on a share of the hold per day from both leased and sold Class III VLTs. Back-office fees cover service and maintenance of the back-office servers installed in each hall to run its Class III games, as well as the related software updates. For those VLTs sold to customers, the back-office fees are considerably smaller than the revenue share received from Class II player stations being rented under participation arrangements. Accordingly, the Company derives its Class III revenues to a greater extent from VLT sales, when compared to participation arrangements in the Class II market. Sales of Class III VLTs are usually clustered around the expansion of existing casinos or the opening of new casinos.

Inventory – Current. The Company’s current inventory consists primarily of completed Class III VLTs and components for Class III VLTs expected to be sold to customers within the Company’s next fiscal year.

Inventory – Non-Current. The Company’s non-current inventory consists of completed Class II player station units expected to be placed with customers under participation arrangements under which the Company retains title to the units. Units are transferred from non-current inventory to the Company’s property and equipment upon consummation of participation arrangements and as such units are placed with Class II customers. Non-current inventory also consists of both new and used components, stated at their net carrying value.

Property and Equipment. Property and equipment is stated at cost. The cost of property and equipment is depreciated over their estimated useful lives, generally using the straight-line method for financial reporting, and accelerated methods for tax reporting purposes. A substantial portion of the Company’s property and equipment is depreciated over two to seven years. Player stations placed with customers under lease arrangements where player station ownership is conveyed to the customer at the end of the lease term are depreciated over the shorter of the lease term or three years. Property and equipment includes a “pool” of rental player stations, i.e., the “rental pool.” Rental pool units have previously been in the

MULTIMEDIA GAMES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

field, but are currently back at the Company being refurbished and/or awaiting redeployment. Routine maintenance of property and equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated useful life of the component. Sales and retirements of depreciable property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property and equipment are reflected in the Company’s results of operations.

Internally developed gaming software is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally developed games and gaming engines over an eighteen-month period, gaming platforms over a three-year period, and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development projects are expensed when the determination to discontinue is made.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, which considers the discounted future net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. The analysis of long-lived assets at March 31, 2003 indicated there was no impairment of these assets’ carrying values.

Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts related to its accounts receivable and notes receivable that have been deemed to have a high risk of collectibility. Management reviews its accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration and credit worthiness when evaluating the adequacy of its allowance for doubtful accounts. The Company includes any receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts.

Inventory Reserves. Inventories are stated at the lower of cost (first in, first out) or market. Management regularly reviews its inventory quantities on hand and records reserves for excess and obsolete inventory based primarily on its estimated forecast of product demand and production and service requirements.

MegaBingo® Activities. During the quarter ended December 31, 2002, the Company approved a plan to exit its MegaBingo gaming activities. As part of the exit plan, the final championship game was accelerated to April 2003, requiring the Company to fund the present value of the $1.0 million award prize. Under Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” approximately $420,000 related to the prize was determined to be an “exit cost,” and was accrued during the six months ended March 31, 2003 and reported under “Bingo prizes and related costs.”

Reclassifications. Certain reclassifications were made to the prior period financial statements to conform to the current period financial statement presentation. Specifically, “Stockholders’ notes receivable, net” was reclassified from a financing activity to an investing activity in the consolidated statement of cash flows for the six months ended March 31, 2002. These reclassifications did not have an impact on the Company’s previously reported financial position or results of operations.

Accounting Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for doubtful accounts and inventory obsolescence, asset lives of equipment, deferred income taxes, and the provision for and disclosure of litigation and loss contingencies. Actual results may differ from these estimates in the near term.

Treasury Stock. The Company utilizes the cost method for accounting for its treasury stock acquisitions and dispositions.

MULTIMEDIA GAMES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Three Months Ended March 31,
	2003	2002
	(In thousands, except shares and per-share amounts)
Income available to common stockholders – basic	$7,943	$6,888

Income available to common stockholders – diluted	$7,943	$6,889

Weighted average common shares outstanding	12,922,606	12,355,374
Effect of dilutive securities:
Options	1,322,688	2,119,911
Warrants	61,719	226,315
Convertible preferred stock	—	5,383

Weighted average common and potential shares outstanding	14,307,013	14,706,983

Basic earnings per share	$0.61	$0.56

Diluted earnings per share	$0.56	$0.47

	Six Months Ended March 31,
	2003	2002
	(In thousands, except shares and per-share amounts)
Income available to common stockholders – basic	$15,393	$11,636

Income available to common stockholders – diluted	$15,393	$11,640

Weighted average common shares outstanding	12,914,950	12,186,329
Effect of dilutive securities:
Options	1,584,028	2,121,409
Warrants	66,278	251,401
Convertible preferred stock	—	23,140

Weighted average common and potential shares outstanding	14,565,256	14,582,279

Basic earnings per share	$1.19	$0.95

Diluted earnings per share	$1.06	$0.80

At March 31, 2003, options to purchase 124,500 shares of Common Stock at exercise prices ranging from $20.94 to $30.95 per share were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

Stock-Based Compensation. The Company applies Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option plans, rather than the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, no compensation expense is recognized for grants of options to common-law employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company’s grants in the three and six months ended March 31, 2003 and 2002, no compensation expense has been recognized.

MULTIMEDIA GAMES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma information regarding net income and earnings per share under the alternative fair value accounting is required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized to expense over the options’ vesting period. Had the Company determined compensation expense for stock option grants based on their estimated fair value on their grant date, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2003	2002	2003	2002
	(In thousands, except per-share amounts)
Net income:
As reported	$7,943	$6,889	$15,393	$11,640
Deduct: Total estimated stock-based employee compensation determined under fair value method for all awards, net of related tax benefit	(1,342)	(559)	(2,649)	(989)

Pro forma	$6,601	$6,330	$12,744	$10,651

Basic earnings per common share:
As reported	$0.61	$0.56	$1.19	$0.95

Pro forma	$0.51	$0.51	$0.99	$0.87

Diluted earnings per common share:
As reported	$0.56	$0.47	$1.06	$0.80

Pro forma	$0.46	$0.43	$0.87	$0.73

2. COMMITMENTS AND CONTINGENCIES

General. The Company is subject to federal, state and Native American laws and regulations that affect both its general commercial relationships with its Native American tribal customers as well as the products and services provided to them. The following is only a summary of the more material aspects of these laws and regulations, and is not a complete recitation of all applicable law.

Indian Gaming Regulatory Act. Virtually all of the Company’s business relates to gaming activities on Native American lands. The operation of gaming on Native American lands is subject to the Indian Gaming Regulatory Act of 1988, or IGRA, which created the National Indian Gaming Commission, or NIGC, to promulgate regulations to enforce certain aspects of IGRA.

IGRA classifies games that may be played on Native American land into three categories. Class I gaming includes traditional Native American social and ceremonial games and is regulated only by the tribes. Class II gaming includes bingo and, if played at the same location where bingo is played, pull-tabs, lotto, punch boards, tip jars, instant bingo, certain card games played under limited circumstances, and other games similar to bingo. Class III gaming consists of all forms of gaming that are not Class I or Class II, such as video lottery games, slot machines, most table games and keno.

IGRA allows Native American tribes to legally engage in Class II gaming on Native American lands in any state where the state permits such gaming by any person for any purpose. For example, if a state permits churches to hold charity bingo nights, then IGRA would allow Native American tribes to engage in bingo on Native American lands located in that state as a Class II gaming activity, free of any interference, regulation or taxation by that state. During the three months ended March 31, 2003, approximately 87% of the Company’s net revenues were derived from Class II gaming, and the balance was derived from Class III gaming.

IGRA also regulates the terms of gaming management contracts with Native Americans, which must be approved by the NIGC before taking effect. The NIGC has determined that the agreements pursuant to which the Company provides its Class II games, equipment and services are “service agreements” and not “management contracts,” thereby allowing the Company to obtain terms that might otherwise not be permitted. Under existing regulations, management contracts can have a maximum term of seven years, and limit the amount payable to the manager to 30% of the net revenue from the related gaming activity. On occasion, however, as a condition of its approval of a management contract, the NIGC has required that both a shorter term and a reduced percentage of the net revenue be accepted by a manager. There is no assurance that further review of the Company’s agreements by the NIGC or alternative interpretations of applicable laws

MULTIMEDIA GAMES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and regulations will not require substantial modifications to those agreements in a manner that could materially and adversely affect the Company’s business. See “Certain Risk Factors – Changes in regulation or regulatory interpretations could require us to modify the terms of our contracts with customers.”

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

Class II gaming is defined by IGRA as including “the game of chance commonly known as bingo (whether or not electronic, computer or other technological aids are used in connection therewith).” However, IGRA’s definition of Class II gaming expressly excludes “electronic or electromechanical facsimiles of any game of chance or slot machines of any kind.” Prior to June 17, 2002, regulations adopted by the NIGC defined “electronic or electromechanical facsimiles of any game of chance or slot machines of any kind” as being equivalent to “gambling devices,” as defined and prohibited by the Johnson Act.

On June 17, 2002, the NIGC adopted new regulations defining the terms “electronic, computer or other technological aids” that can legally be used in Class II gaming, and of “electronic or electromechanical facsimiles of a game of chance” that may not be legally used in Class II gaming. The NIGC essentially did away with using the Johnson Act definition of “gambling device” as the method of determining what constituted an illegal “electronic or electromechanical facsimile of a game of chance,” and relied instead upon existing court cases which have identified legal technological aids as those that broaden the participation levels of players in the same game, facilitate communication between and among gaming facilities, and allow players to play a game with or against other players rather than with or against a machine.

These new NIGC regulations are not binding upon the Department of Justice, or DOJ, which is the agency charged with enforcing the Johnson Act. The DOJ has asserted in the past and may continue to assert their position, either in future appeals of existing district and circuit court decisions or other case filings, that any electronic or mechanical device used in gaming, such as the electronic player stations used to play the Company’s Class II games, are illegal “gambling devices” and thus in violation of the Johnson Act.

However, in a recent decision of the United States Court of Appeals for the Tenth Circuit (Seneca-Cayuga Tribe of Oklahoma, et al. vs. National Indian Gaming Commission, et al., decided April 17, 2003), a federal court for the first time considered the applicability of the Johnson Act to Class II gaming in light of the June 17, 2002, NIGC regulations, and held that the Johnson Act did not prohibit the use of devices that constituted technological aids within the meaning of IGRA. In reaching its decision, the Tenth Circuit gave significant deference to the NIGC and its rule-making process that defined “technological aids.” Similar deference to the NIGC in adopting these new regulations was afforded by the United States Court of Appeals for the Eighth Circuit in a case decided in favor of the Santee Sioux Tribe of Nebraska in March, 2003. The Company cannot predict whether the decisions of the Eighth and Tenth Circuits will be followed as law by other courts absent an appeal to the Supreme Court that upholds the decision. However, should the case be followed by other courts, the threat of DOJ enforcement actions should be significantly reduced.

Two federal district courts and two circuit courts have specifically addressed the question of the electronic player stations used by the Company in the play of its games. Both district courts found that the Company’s player stations are legal technological aids to the game of bingo, and therefore not in violation of the Johnson Act. The DOJ appealed both district court cases, but the decisions of the lower courts were affirmed by the Courts of Appeals for the Ninth and Tenth Circuit.

Tribal-State Compacts. Video lottery terminals operated in conjunction with local central determinant systems are offered by the Company in the state of Washington pursuant to a compact between the state and certain Native American tribes in that state. These compacts are recognized by IGRA to permit Class III gaming, which would otherwise be illegal.

Native American Regulation of Gaming. IGRA requires that Native American tribes adopt and submit for NIGC approval gaming ordinances that regulate the conduct of gaming by the tribe. While these ordinances vary from tribe to tribe, they commonly provide for the following:

•	Native American ownership of the gaming operation;
•	establishment of an independent tribal gaming commission;

MULTIMEDIA GAMES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

•	use of gaming net revenues for Native American government, economic development, health, education, housing or related purposes;
•	independent audits, including specific audits of all contracts for amounts greater than $25,000;
•	Native American background investigations and licenses;
•	adequate safeguards for the environment and the public health and safety; and
•	dispute resolution procedures.

MegaNanza Litigation and Related NIGC Settlement Proceedings. On April 15, 2002, the Company received an Advisory Opinion from the Deputy General Counsel of the NIGC, stating that MegaNanza and its related family of games were Class III games as defined by IGRA. On April 18, 2002, the Company filed a lawsuit against the NIGC in the United States District Court for the Northern District of Oklahoma, seeking a judicial declaration that two versions of the Company’s MegaNanza family of games are Class II games. Both MegaNanza and the two versions of the MegaNanza family of games that were included in the Company’s lawsuit operate in what is called “nonstandard sequence,” meaning that the ball draw occurs before bingo cards are sold to players. On June 14, 2002, the NIGC, represented by and acting through the DOJ, filed a motion to dismiss the case, claiming the Court lacked jurisdiction on various procedural grounds. After the NIGC Commissioner issued a Notice of Violation, or NOV, to the Company’s largest customer on June 17, 2002, the court granted the Company’s motion seeking the issuance of a temporary restraining order against the NIGC from taking any enforcement actions against any of the Company’s customers for playing MegaNanza. As a result of the issuance of the NOV, the Company’s largest MegaNanza customer and certain other customers discontinued playing MegaNanza, and requested that the Company install Reel Time Bingo, a “standard sequence” bingo game, meaning that the ball draw occurs after the bingo cards are sold.

On September 10, 2002, the Court granted the motion by the DOJ to dismiss the Company’s action for lack of jurisdiction by the Court which did not address the Company’s substantive claim that MegaNanza was a legal Class II game. As a consequence of the dismissal, the temporary restraining order was dissolved and the NIGC was no longer prohibited from issuing additional NOVs or from taking further enforcement actions. The Company appealed the granting of the motion to dismiss to the United States Court of Appeals for the Tenth Circuit. Prior to the Tenth Circuit’s taking any action on the Company’s appeal, the Company and the NIGC entered into a Comprehensive Settlement Agreement that established a “fast-track” process for the NIGC to consider and issue its opinion on the classification of Reel Time Bingo and its related family of “standard-sequence” bingo games. The Company has already introduced one of these games, and intends to introduce others in the future to completely replace MegaNanza. In return for the “fast-track” process, the Company immediately dismissed with prejudice its pending appeal before the Tenth Circuit. The NIGC is expected to provide an opinion on Reel Time Bingo Version 2.0 in the near future.

New York Lottery. In May 2002, the New York Lottery notified the Company that it had been selected as the winning vendor to provide the central system for video lottery games to be operated at New York State racetracks. On December 17, 2002, the Company executed a definitive agreement to provide the central system, and submitted it to the New York lottery for its final approval. On April 10, 2003, a final approved and signed contract was obtained from the New York State Comptroller and Attorney General. During the quarter ended March 31, 2003, the Company utilized vendor financing to acquire $3.0 million of the anticipated $14.5 million in equipment and third-party software required to develop, produce, and implement the central system. During the six months ended March 31, 2003, the Company also capitalized $1.3 million related to the internal development of the central system, and expects to capitalize additional internal development costs in the future.

Equipment Lease Commitment. During January 2003, in conjunction with purchasing equipment for build-out of the Company’s central system related to the New York Lottery project, the Company secured $12.0 million in vendor-based financing, of which $3.0 million was drawn during the quarter ended March 31, 2003. The Company, at its option, may use the financing to fund equipment under either capital or operating leases, or a combination thereof.

Development Agreements. In its efforts to place additional Class II player stations at new and expanded locations of both new and existing customers during the three months ended March 31, 2003, the Company consummated three development agreements with one of its customers to provide up to $9.0 million, $3.5 million and $2.0 million towards the construction and/or expansion of three tribal gaming facilities. As of March 31, 2003, the Company had advanced $2.4 million under the $9.0 million agreement, and expects to advance the remaining $6.6 million in the quarter ended June 30, 2003. No advances were made during the quarter under the $3.5 million or $2.0 million agreements. The Company is in various stages of discussion with new and existing customers to provide funding for similar development opportunities. Under these development agreements, the Company provides financing in return for a percentage of the

MULTIMEDIA GAMES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

floor space in each tribal gaming facility, and a fixed percentage of the hold per day over the term of the agreement. The agreements typically provide for partial repayment of the construction advances to be paid out of the allocation to hall operators from the newly placed player stations. The remaining amounts advanced under the agreements are capitalized and depreciated by the Company over the remaining term of the agreement.

Employment Agreement. On March 26, 2003, as part of the CEO succession process, the Company entered into an employment agreement with Gordon Graves whereby Mr. Graves resigned as the Company’s CEO on February 18, 2003 (the effective date of the agreement). Under the terms of the agreement, Mr. Graves will serve as the Chairman of the Board of Directors and as a member of the Company’s Executive Committee through September 2003, and for 30-day successive periods thereafter, at the option of the Board. Mr. Graves receives a salary of $12,500 per month for his services rendered on the Company’s Executive Committee. If Mr. Graves is removed from or declines to serve on the Executive Committee but remains as Chairman of the Board, Mr. Graves shall be entitled to receive the same compensation paid to any other non-employee serving on the Board, but shall no longer be compensated as a member of the Executive Committee. So long as Mr. Graves is compensated for his membership on the Executive Committee, he is not separately compensated as a member of the Board.

Among other things, the employment agreement also contains a covenant not to compete by Mr. Graves, that begins on the effective date of the agreement and extends for a period of three years from the time Mr. Graves no longer serves as the Chairman of the Board nor on the Company’s Executive Committee. At the end of the three-year period, Mr. Graves, at his option, may continue not to compete against the Company. In consideration for his promise not to compete, Mr. Graves will receive $250,000 per annum, payable monthly, commencing in February, 2003 and ending upon Mr. Graves’ death or his decision to compete against the Company. As of March 31, 2003, the Company recorded a liability for approximately $2.0 million based on the present value of the estimated payments due Mr. Graves under the covenant not to compete during the actuarial life expectancy of Mr. Graves of 16 years. A corresponding intangible asset of approximately $2.0 million was recorded for the covenant not to compete, and is being amortized on a straight-line basis over 5 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are the leading supplier of online systems and linked, interactive electronic games and player stations to the rapidly growing Native American gaming market. We design and develop networks, software and content that provide our customers with comprehensive gaming systems. Historically, we have focused our efforts on Class II gaming systems and Class III video lottery systems used primarily by Native American tribes.

We derive the majority of our gaming revenues from the placement of Class II player stations under participation arrangements, and to a lesser degree from the placement of Class III video lottery terminals, or VLTs, under lease-purchase or participation arrangements, and the back-office fees generated by Class III video lottery systems. A significantly smaller portion of our revenues are generated from the sale of VLTs and game licenses in the Class III market.

Class II Market

We derive our Class II gaming revenues primarily from participation arrangements with our customers. Under participation arrangements, we retain ownership of the player stations installed at our customers’ tribal gaming facilities and receive revenue based on a percentage of the hold per day generated by each player station. The hold per day is reported by us as gaming revenue, and represents the total amount end users wager on each player station, less the total amount paid to end users as prizes. Amounts retained by the halls for their share of the hold per day are reported in our results of operations as “Allotments to hall operators,” and are deducted from our total revenues to arrive at our net revenues. We believe that net revenue and our net revenue per player station per day are the most important factors for evaluating our performance in the Class II market. Net revenue per player station per day represents total revenues less allotments to hall operators, divided by the average number of player stations and the number of days in the period.

Our recent revenue growth has been driven primarily by our technological innovations and the increase in our installed Class II player station base. Our gaming platforms enable us to rapidly launch new games with moderate cost, and we believe they provide end users with greater levels of entertainment. We believe that this leads to a greater number of end users and to increased end-user spending rates.

Our New Generation gaming platform operates at considerably faster speeds than our Legacy platform, generally resulting in end users playing a greater number of games on our New Generation platform than they otherwise could have on our Legacy gaming platform in the same amount of time. As a result of the faster speed of play and higher payout ratios, we believe that end users derive a higher level of satisfaction from playing our New Generation platform games. We believe that this enhanced satisfaction results in end users playing games for longer periods of time than they would have played on our Legacy platform, resulting in a higher net revenue per player station per day on our New Generation platform.

As the market grows, and the rules and regulations governing Class II gaming are clarified by court decisions and by improved rule-making procedures at the NIGC, we anticipate competition in the interactive electronic Class II gaming market. As a result, we believe new competitors with significant gaming experience and financial resources will enter the Class II market. We believe the increased competition will intensify pressure on our pricing model. In the future, gaming providers will compete on the basis of price as well as the entertainment value and technological superiority of their products. While we will continue to compete by regularly introducing new and faster games with technological enhancements that we believe will appeal to end users, we believe that net revenue retained by our customers from their installed base of player stations, i.e., producing the greatest amount of revenue for our customers in relation to the cost of the goods and services provided by us versus our competitors, will become a more significant factor, one that may require us to change the terms of our participation arrangements with customers. Consequently, we believe that a simple business model based upon the average hold per player station per day will become less relevant in predicting our performance as the totality and mix of our participation arrangements with customers become less standardized and more complex.

Since our inception, we produced MegaBingo, a live paper bingo game featuring a live bingo ball draw that was televised to multiple bingo halls throughout the U.S. MegaBingo enabled players in participating halls to compete with players in other halls in a single live bingo game to win a large jackpot prize. Since introducing our Legacy and New Generation gaming platforms, we experienced a decline in the revenue generated by MegaBingo, as hall operators migrated to our faster Class II player stations. As a result of the continued decline both in the number of participating halls and resulting revenue during the quarter ended December 31, 2002, we initiated a plan to discontinue the play of MegaBingo in mid-

February 2003, and held a championship game during April 2003 to conclude MegaBingo play. For the six months ended March 31, 2003, MegaBingo revenues were $392,000.

In May 1996, we introduced our Class II MegaMania game, the first in a series of high-speed, interactive bingo games based on our Legacy platform, and played on player stations linked with one another via a nationwide, online telecommunications network. In January 2001, we introduced our MegaNanza game, a New-Generation “bonanza” game, where the balls are drawn before the bingo cards are purchased, which plays faster than our Legacy games, and has generated increased revenues for us and our customers. In June 2002, we introduced Reel Time Bingo, a New-Generation-based high-speed “standard sequence” bingo game, in which the cards are purchased before the balls are drawn. We intend to convert substantially all of our remaining MegaNanza games to Reel Time Bingo or another “standard sequence” bingo game by the end of May 2003, both in response to the settlement agreement reached between us and the NIGC, and to take advantage of improved technologies. We believe the conversion can be accomplished relatively easily, as MegaNanza and Reel Time Bingo are game engines that operate on our New Generation platform, which, among other benefits, allows the conversion to be achieved by loading new software, either from our network operations center or at the customer’s gaming facility. We expect to effect most conversions by having our customer service personnel visit the customer’s gaming facility, as some conversions require changing game-specific glass and other player station graphics, and which will also enable us to upgrade the player station hardware to current standards. For the quarter ended March 31, 2003, MegaNanza and Reel Time Bingo accounted for 41% and 38%, respectively, of our total net revenues, compared to 58% and 26%, respectively, of our total net revenues during the quarter ended December 31, 2002. We believe this trend will continue as we convert the remaining MegaNanza games to Reel Time Bingo.

During our initial conversion from MegaNanza to Reel Time Bingo in June 2002, and the subsequent period of system optimization, we realized a lower net revenue per player station per day on our Reel Time Bingo player stations than we had historically realized with MegaNanza. We believe this is a normal consequence of converting a highly popular game to a new one, since end users require time to familiarize themselves with the new game. Consequently, during the fiscal year ended September 30, 2002, our average net revenue per player station per day for Reel Time Bingo was less than that of MegaNanza. During the six months ended March 31, 2003, Reel Time Bingo’s net revenue per player station per day improved in relation to MegaNanza. We believe this trend is the result of players learning how to play the game as well as the larger library of game themes available for Reel Time Bingo. We expect this trend to continue and that Reel Time Bingo’s net revenue per player station per day will meet or exceed that of MegaNanza.

For the quarter ended March 31, 2003, the net revenue per player station per day for Reel Time Bingo was approximately $40, compared to approximately $41 for MegaNanza. In addition to this being a normal consequence of any game conversion, we believe the lower net revenue per player station per day for Reel Time Bingo compared to MegaNanza was also affected by converting larger numbers of lower-performing MegaNanza player stations to Reel Time Bingo while retaining the higher-performing MegaNanza units in operation. On a casino-to-casino comparison, where MegaNanza player stations have been wholly converted to Reel Time Bingo, those units have generally performed better than or equal to the MegaNanza units replaced, following a period of familiarization with the new game.

Class III Market

The majority of our Class III VLTs have been sold to customers outright, for a one-time purchase price, and are reported in our results of operations as “Player station and license sale and lease revenue.” Certain game themes used by us in the Class III market have been licensed from third parties and are resold to customers along with our Class III VLTs. Revenues from the sale of Class III VLTs and the sale of player station licenses are recognized when the units are delivered to the customer and the licensed games installed. To a considerably lesser extent, we also enter into either participation arrangements or lease-purchase arrangements for our Class III VLTs similar to those used for our Class II player stations.

We also receive back-office fees based on a share of the hold per day from both leased and sold VLTs. Back-office fees cover our service and maintenance of the back-office servers installed in each hall to run our Class III games as well as the related software updates. For those VLTs sold to our customers, the back-office fees are considerably smaller than the revenue share we receive from Class II player stations being rented under participation agreements. Accordingly, we derive our Class III revenues to a greater extent from VLT sales, compared to the level of gaming revenues derived from participation arrangements in the Class II market.

In June 1999, we first installed Class III VLTs in the state of Washington, which was the first state where Class III video lottery systems were permitted by Native American-state compact. During 2000, we had significant sales of Class III VLTs as initial sales were made pursuant to newly adopted Native American compacts with the state of Washington which, by their terms, limited the number of installed Class III VLTs permitted on Native American land. As new casinos are introduced into the Washington market or existing casinos are expanded, and as the compact limitations on the number of installed VLTs are eased, we expect to see additional sales of Class III VLTs. During the quarter ending March 31, 2003, we had an average of 2,113 Class III VLTs in service, compared to 1,855 units during the same period of 2002.

License Agreements

We have license agreements with WMS® Gaming, Inc., or WMS, and Bally Gaming Inc., or Bally, to use certain trademarks, logos and graphics in connection with our Class III games. We, in turn, resell these licenses to our customers in connection with the installation of our Class III VLTs that use these licenses. Revenues from these license fees are reported in our results of operations under “Player station and license sale and lease revenue.” We also have a similar license agreement for the Class II market with Bally, WMS, and Mikohn Gaming Corporation. Because we generally install our Class II player stations and games with our customers under participation arrangements, thereby retaining ownership of the player stations, we do not resell licenses for use in the Class II market.

Research and Development

Research and development activities primarily relate to the development of new gaming systems, gaming engines, player tracking systems, casino data management systems, central video lottery systems, player station platforms and game themes, and enhancements to our existing product lines. Research and development costs consist primarily of salaries and benefits, consulting fees and an allocation of corporate facilities costs related to these activities.

Research and development expenses increased by 41% to $2.4 million for the three months ended March 31, 2003, from $1.7 million for the same period of 2002. For the six months ended March 31, 2003, research and development expenses increased by 61% to $5.0 million, from $3.1 million in the same period of 2002. The increase in research and development expense in both the three and six months was primarily driven by an increased headcount in our development group, and the resulting increase in corporate facilities allocation as we have focused our internal efforts on the development of new gaming products and systems for the Class II and Class III markets, as well as potential markets.

Capitalized Software

We capitalize certain costs related to the design and development of our gaming products and systems. We generally amortize internally developed games over an eighteen-month period, gaming platforms and engines over a three-year period, and our central management systems over a five-year period. During the quarter ending March 31, 2003, we capitalized $1.7 million of costs related to the development of our gaming products and systems.

Trademarks

Other registered trademarks and tradenames used by us include: Betnet™, MegaBingo®, MegaMania®, MegaNanza™, and Reel Time Bingo™. All references herein to those trademarks and tradenames are deemed to include the applicable tradename or trademark designation.

RESULTS OF OPERATIONS

The following tables outline our end-of-period and average installed base of player stations for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
End-of-period installed player station base:
Class II
Reel Time Bingo	5,478	—
MegaNanza	1,294	3,775

New Generation Platform	6,772	3,775
Legacy Platform	1,856	2,674
Class III	2,117	1,873

	Three Months Ended March 31,
	2003	2002
Average installed player station base:
Class II
Reel Time Bingo	3,039	—
MegaNanza	3,221	3,490

New Generation Platform	6,260	3,490
Legacy Platform	2,079	2,724
Class III	2,113	1,855

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Total revenues increased 18% to $89.7 million during the three months ended March 31, 2003, from $76.0 million in the same period in 2002 primarily as the result of a $14.8 million, or 21%, increase in Class II gaming revenue, partially offset by a decrease in Class III gaming revenue of $432,000 and a decrease in player station and license sale and lease revenue of $578,000. Specifically, for the three months ended March 31, 2003:

Gaming Revenue – Class II

•	New Generation games generated revenues of $75.4 million, compared to $56.0 million in the same period in 2002, or a 35% increase, based on an average of 6,260 and 3,490 player stations in daily operation during each of the respective periods.

•	There was an average of 2,079 Class II Legacy player stations in daily operation, a 24% decrease from 2,724 in the same period of 2002, since we experienced a higher-than-historical removal rate during the quarter as certain tribal gaming facilities replaced Legacy player stations with higher-performing units.

•	MegaBingo revenues decreased 63% to $128,000 from $344,000 in the same period of 2002. The decrease in MegaBingo revenues was the result of discontinuing game play during mid-February 2003 and holding the final MegaBingo championship game in April 2003.

Gaming Revenue – Class III

•	Total gaming revenues from Class III video lottery systems, which primarily consist of rental and back-office fees, decreased 29% to $1.0 million, from $1.5 million for the same period in 2002. The decrease in Class III gaming revenue was primarily due to a customer converting from equipment rental to purchase in the last quarter of fiscal 2002 and the resulting decrease in our Class III rental fees. The decrease in Class III rental fees was partially offset by a 23% increase in Class III back-office fees to $860,000 in the three months ended March 31, 2003, from $697,000 during the same period of 2002, resulting from a 14% increase in the average number of Class III VLTs in service to 2,113 units, from 1,855 units in the respective periods.

Player Station and License Sale and Lease Revenue

•	Player station and license sale and lease revenue decreased by 19% to $2.5 million from $3.1 million in the same period of 2002, as a result of a decrease in the number of third-party licenses sold to customers in the Class III market during the March 2003 quarter.

Allotments to hall operators increased 20% to $60.6 million for the three months ended March 31, 2003, from $50.4 million in the same period of 2002. The increase in allotments to hall operators was attributable to the increase in hall commissions related to our Class II gaming, and is commensurate with the overall increase in our Class II gaming revenue. Hall commissions related to MegaBingo decreased 83%, which relates to the decline in related MegaBingo revenues discussed above.

Bingo prizes and related costs increased 46% to $383,000 for the three months ended March 31, 2003, from $262,000 in the same period of 2002, resulting from accruing the cost of the prize awarded at the final MegaBingo championship game.

Cost of player stations and licenses sold decreased $1.7 million, or 67%, to $836,000 for the three months ended March 31, 2003 from $2.5 million in the same period of 2002. While sales of Class III VLTs and related components during the March 2003 quarter were comparable to those during the same period of 2002, approximately $1.6 million of current-quarter Class III VLT sales related to used equipment over three years old that was already fully depreciated, so no cost of sales was recorded.

Selling, general and administrative expenses increased 25% to $10.0 million for the three months ended March 31, 2003 from $8.0 million in the same period of 2002. Salaries and wages increased primarily as a result of additional personnel hired to address our electronic gaming network needs. Repairs and maintenance and insurance increased due to the greater number of player stations in the field during the quarter ended March 31, 2003 compared to the same quarter in 2002. Legal and professional fees increased primarily as a result of increased legal and professional services for research into new products and markets. Bad debt expense decreased as a result of the recovery of receivables previously reserved for in the allowance for doubtful accounts.

Amortization and depreciation expense increased 42% to $5.1 million for the three months ended March 31, 2003, from $3.6 million for the same period of 2002, primarily as a result of a 79% increase in the average installed base of New Generation player stations. The increase in player station depreciation on participation games during the March 2003 quarter was partially offset by accelerated depreciation on player stations under lease-purchase arrangements with customers having payment terms under one year during the same period in 2002.

Interest income increased 71% to $82,000 for the three months ended March 31, 2003, from $48,000 in the same period of 2002, primarily resulting from higher interest-bearing cash balances during 2003.

Interest expense amounted to $41,000 for the three months ended March 31, 2003, and $11,000 in the same period of 2002, increasing 273% as the result of an increase in long-term debt and capital leases compared to the same quarter in fiscal 2002.

Income tax expense increased 13% to $4.9 million for the three months ended March 31, 2003, from $4.3 million in the same period of 2002. The effective tax rate decreased to 38.0% for the three months ended March 31, 2003 from 38.5% in the same period of 2002, as a result of lower-than-expected blended state income tax rates.

Six Months Ended March 31, 2003 Compared to the Six Months Ended March 31, 2002

Total revenues increased 29% to $173.6 million during the six months ended March 31, 2003, from $134.8 million in the same period in 2002 primarily as the result of a $40.0 million, or 31% increase in Class II gaming revenue, partially offset by a decrease in Class III gaming revenue of $725,000, and a decrease in player station and license sale and lease revenue of $643,000. Specifically, for the six months ended March 31, 2003:

Gaming Revenue – Class II

•	New Generation games generated revenues of $145.8 million, compared to $98.4 million in the same period in 2002, a 48% increase, based on an average of 6,031 and 3,038 player stations in daily operation during each of the respective periods.

•	There was an average of 2,167 Class II Legacy player stations in daily operation, a 25% decrease from 2,872 in the same period of 2002, since we experienced a higher-than-historical removal rate during the current quarter as certain tribal gaming facilities replaced Legacy player stations with higher-performing units.

•	MegaBingo revenues decreased 41% to $392,000, from $669,000 in the same period of 2002. This decrease in MegaBingo revenues was the result of discontinuing game play during mid-February 2003 and holding the final MegaBingo championship game in April 2003.

Gaming Revenue – Class III

•	Total gaming revenues from Class III video lottery systems, which consists of rental and back-office fees, decreased 26% to $2.1 million, from $2.8 million for the same period in 2002. The decrease in Class III gaming revenue was primarily due to a customer converting from equipment rental to purchase in the last quarter of fiscal 2002 and the resulting decrease in our Class III rental fees. The decrease in Class III rental fees was partially offset by a 22% increase in Class III back-office fees to $1.6 million in the six months ended March 31, 2003, from $1.3 million during the same period of 2002, resulting from a 24% increase in the average number of Class III VLTs in service to 2,111 units, from 1,703 units in the respective periods.

Player Station and License Sale and Lease Revenue

•	Player station and license sale and lease revenue decreased by 17% to $3.1 million, from $3.8 million in the same period of 2002. The decrease in player station and license sale and lease revenue was the result of a decrease in the number of third-party licenses sold to customers in the Class III market, combined with a decrease in the number of Class III VLTs sold during the six months ended March 31, 2003, compared to the same period 2002.

Allotments to hall operators increased 30% to $117.6 million for the six months ended March 31, 2003, from $90.4 million in the same period of 2002. The increase in allotments to hall operators was attributable to the increase in hall commissions related to our Class II gaming, and is commensurate with the overall increase in our Class II gaming revenue. Hall commissions related to MegaBingo decreased 67%, which relates to the decline in related MegaBingo revenues discussed above.

Bingo prizes and related costs increased 51% to $1.1 million for the six months ended March 31, 2003, from $732,000 in the same period of 2002, resulting from accruing the cost of the prize awarded at the final MegaBingo championship game.

Cost of player stations and licenses sold decreased $1.4 million, or 50%, to $1.4 million for the six months ended March 31, 2003 from $2.8 million in the same period of 2002. The decrease in cost of player stations and licenses sold was the result of approximately $1.6 in Class III VLTs and related components sold in the current quarter related to used equipment over three years old that was fully depreciated, and therefore, no cost of sales was recorded.

Selling, general and administrative expenses increased 26% to $19.1 million for the six months ended March 31, 2003 from $15.2 million in the same period of 2002. Salaries and wages increased primarily as a result of additional personnel hired to address our electronic gaming network needs and the pursuit of new business. Travel costs increased due to the greater number of employees and the pursuit of new business. Repairs and maintenance and insurance increased due to the greater number of player stations in the field during the six months ended March 31, 2003 compared to the same period in 2002. Legal and professional fees increased primarily as a result of increased legal and professional services for research into new products and markets. Bad debt expense decreased as a result of the recovery of receivables previously reserved for in the allowance for doubtful accounts.

Amortization and depreciation expense increased 40% to $9.6 million for the six months ended March 31, 2003, from $6.8 million for the same period of 2002, primarily as a result of a 99% increase in the average installed base of New Generation player stations. The increase in player station depreciation on participation games during the six months ended March 31, 2003 was partially offset by accelerated depreciation on player stations under lease-purchase arrangements with customers having payment terms under one year during the same period in 2002.

Interest income increased 71% to $192,000 for the six months ended March 31, 2003, from $112,000 in the same period of 2002, primarily resulting from higher interest-bearing cash balances during 2003.

Interest expense amounted to $58,000 for the six months ended March 31, 2003, and $28,000 for the same period in 2002, increasing 107% as the result of an increase in long-term debt and capital leases, compared to the same period in fiscal 2002.

Income tax expense increased 30% to $9.6 million for the six months ended March 31, 2003, from $7.4 million in the same period of 2002. The effective tax rate decreased to 38.3% for the six months ended March 31, 2003 from 38.7% in the same period of 2002, as a result of lower-than-expected blended state income tax rates.

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

Revenue Recognition. We derive our Class II gaming revenues primarily from participation arrangements with our customers. Under participation arrangements, we retain ownership of player stations installed at our customers’ tribal gaming facilities and receive revenue based on a percentage of the hold per day generated by each player station. We report the hold per day as gaming revenue. The hold per day represents the total amount end users wager on each player station, less the total amount paid to end users for prizes. Amounts retained by the halls for their share of the hold per day are reported in our results of operations as “Allotments to hall operators,” and are deducted from our total revenues to arrive at our net revenues.

The majority of our Class III VLTs have been sold to customers outright, for a one-time purchase price, and are reported in our results of operations as “Player station and license sale and lease revenue.” Certain game themes used by us in the Class III market have been licensed from third parties and are resold to customers along with our Class III VLTs. Revenues from sales of Class III VLTs and the sale of player station licenses are recognized when the units are delivered to the customer and the licensed games installed. For the remainder of our Class III VLTs, we enter into either participation arrangements similar to those for our Class II player stations, or lease-purchase arrangements. Under lease-purchase arrangements, the Company receives a series of lease payments based on a percentage of a customer’s hold per day generated from the leased VLTs. At the end of the lease period, the Company transfers ownership of the VLTs to the customer.

In our Class III market, we also receive back-office fees based on a share of the hold per day. Back-office fees cover our service and maintenance of the back-office servers installed in each hall to run our Class III games, as well as the related software updates. For those Class III VLTs sold to our customers, the back-office fees are considerably smaller than the revenue share we receive from Class II player stations being rented under participation arrangements. Accordingly, we derive our Class III revenues to a greater extent from VLT sales when compared to participation arrangements in the Class II market.

Inventory. Our current inventory consists primarily of completed Class III VLTs and components for Class III VLTs we expect to sell to customers within the next year. Our non-current inventory comprises both completed Class II player stations, and new and refurbished components for Class II player stations we expect to place under participation arrangements under which we retain title to the unit. Class II units are transferred from non-current inventory to the Company’s property and equipment upon consummation of participation arrangements, and as such units are placed with customers.

Property and Equipment. We state property and equipment at cost. The cost of property and equipment is depreciated over their estimated useful lives generally using the straight-line method for financial reporting, and accelerated methods for tax reporting purposes. A substantial portion of our property and equipment is depreciated over two to seven years. Player stations placed with customers under lease arrangements where player station ownership is conveyed to the customer at the end of the lease term is depreciated over the shorter of the lease term or three years. Property and equipment includes a “pool” of rental player stations, i.e., the “rental pool.” Rental pool units have previously been in the field, but are currently back at our facility being refurbished and/or awaiting redeployment. Routine maintenance of property and equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated useful life of the component. Sales and retirements of depreciable property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in operations.

We state internally developed gaming software at cost, which we amortize over the estimated useful life of the software, generally using the straight-line method. We amortize internally developed games over an eighteen-month period, gaming platforms and engines over a three-year period, and our central management systems over a five-year period. We capitalize software development costs once technological feasibility has been established, and begin amortizing the software once in service. We expense any subsequent software maintenance costs, such as bug fixes and subsequent testing, as incurred. Software development projects that are discontinued are expensed at the time the determination to discontinue is made.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts related to our accounts receivable and notes receivable that have been deemed to have a high risk of collectibility. We review our accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We analyze historical collection trends and changes in our customer payment patterns, customer concentration and credit worthiness when evaluating the adequacy of our allowance for doubtful accounts. We include any receivable balances that are determined to be uncollectible, along with a general reserve, in our overall allowance for doubtful accounts.

Inventory Reserves. Inventories are stated at the lower of cost (first in, first out) or market. We regularly review our inventory quantities on hand and record reserves for excess and obsolete inventory based primarily on our estimated forecast of product demand and production and service requirements.

Stock-Based Compensation. We apply Accounting Principles Board Opinion, or APB, No. 25 in accounting for our stock option plans, rather than the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under APB No. 25, no compensation expense is recognized for grants of options to common-law employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company’s grants in the three and six months ended March 31, 2003 and 2002, no compensation expense has been recognized.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force, or EITF, Issue No. 94-3. This Statement is effective for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of this Statement did not have a material impact on our financial position and results of operations.

In November 2002, the FASB issued FASB Interpretation, or FIN, No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Statement did not have a material impact on our financial position and results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The disclosure provisions of SFAS No. 148 are effective for interim or annual periods beginning after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 in the quarter ending March 31, 2003, and such adoption did not have a material impact on our financial position and results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, we had unrestricted cash and cash equivalents of $25.1 million, compared to $15.2 million at September 30, 2002. Our working capital at March 31, 2003 was $16.3 million, compared to $11.5 million at September 30, 2002.

As of March 31, 2003, our total contractual cash obligations were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt(1)	$480	$666	$1,306	$—	$2,452
Capital leases(2)	1,090	2,416	—	—	3,506
Operating leases(3)	1,130	1,441	865	8	3,444
Purchase commitments(4)	563	1,875	—	—	2,438
Payments due under employment agreement(5)	58	135	163	1,687	2,043
Gaming facility development arrangements(6)	12,100	—	—	—	12,100

Total	$15,421	$6,553	$2,334	$1,695	$25,983

(1)	Consists of various three-year loans for the purchase of automobiles at an overall average annual interest rate of 6%, and a five-year loan related to financing our corporate aircraft at an annual interest rate of LIBOR plus 2.75%.
(2)	Consists of various three-year leases for machinery and equipment (primarily related to the NY Lottery) at an overall average annual interest rate of 7.5%.
(3)	Consists of operating leases for our facilities and office equipment that expire at various times through 2007.
(4)	Consists of commitments to purchase third-party licenses.
(5)	Represents the present value of the expected future payments, based on life expectancy tables, due to Gordon Graves for his non-compete agreement entered into under his Employment Agreement, filed herewith, and further discussed under “PART I – Item 1. Financial Statements – Commitments and Contingencies.”
(6)	Represents commitments for payments toward new development and construction and/or expansion of tribal gaming facilities.

During the six months ended March 31, 2003, we generated cash from operations of $16.4 million, compared to $19.2 million for the same period in 2002. This decrease was the result of an increase in cash used for purchases of inventory of $8.9 million and an increase in accounts payable and accrued expenses, partially offset by an increase in net income to $15.4 million for the six months ended March 31, 2003, from $11.6 million for the same period in 2002, and an increase in amortization and depreciation expense of $2.8 million.

Cash used in investing activities was $9.3 million for the six months ended March 31, 2003, compared to $11.9 million for the same period in 2002. The decrease was the result of a decrease in cash capital expenditures to $9.0 million for the six months ended March 31, 2003, compared to $11.9 million for the same period of 2002. During the six months ended March 31, 2003, cash capital expenditures consisted of $2.4 million related to construction costs incurred during the six months for a gaming facility on the Oklahoma-Texas border, $2.4 million related to internally developed software, $455,000 related to the purchase of portable buildings used for temporary expansion of gaming facilities, and the remaining $3.7 million related to corporate infrastructure and other asset purchases.

Cash provided by financing activities was $2.8 million for the six months ended March 31, 2003, compared to $5.4 million for the same period in 2002. For the six months ended March 31, 2003, we received proceeds from the exercise of stock options and warrants and the related tax benefit totaling $1.2 million, compared to $5.0 million during the same period in 2002. Cash flow provided by financing activities for the six months ended March 31, 2003 also included proceeds from long-term debt of $1.7 million related to financing our corporate aircraft.

Our Board of Directors authorized us to repurchase 450,000 shares of our common stock, effective April 2000, and an additional 1,500,000 shares of our common stock, effective September 2001. The timing and total number of shares repurchased will depend upon prevailing market conditions and other investment opportunities. During fiscal 2002, we repurchased 606 shares of our Common Stock at an average cost of $28.33. During fiscal 2001, we repurchased 831,865 shares of our Common Stock at an average cost of $6.31. During the six months ended March 31, 2003, we settled stockholders’ notes receivable in exchange for 30,858 shares of our Common Stock, at a price of $20.87 per share. At March 31, 2003, we had approximately 3.5 million options and warrants outstanding, with exercise prices ranging from $1.33 to $30.95 per share. Of the options and warrants outstanding, approximately 1.4 million were exercisable at March 31, 2003.

Our projected capital expenditures for the remainder of the year will consist of player stations that are placed with our Class II customers under participation arrangements, substantial capital outlays in connection with the joint development of new and expanded tribal gaming facilities and build-out of the central system for the New York Lottery project described in further detail below, and may include substantial capital expenditures in connection with potential acquisitions. In pursuing our acquisition strategy and our strategy to partner with current and prospective customers to jointly develop tribal gaming facilities that will house our player stations, we may make expenditures that could significantly affect our cash flow and liquidity, and use a significant portion of both our cash flow from operations and any proceeds we receive from debt or equity financing we might undertake. Our total capital expenditures will depend upon the number of player stations that we are able to place in service during the year, and the number and size of tribal gaming facilities we choose to develop. Additional capital expenditures will be required for player stations if we are successful in introducing our games into new markets, such as the charity bingo market. In addition to manufacturing our own, we also purchase player stations and licenses from Bally and WMS, and licenses from Mikohn.

In May 2002, the New York Lottery notified us that it had selected us as the winning vendor to provide the central system for video lottery games to be operated at New York State racetracks. On December 17, 2002, we executed a definitive agreement to provide the central system, and submitted it to the New York lottery. On April 10, 2003, a final approved and signed contract was obtained from the New York Sate Comptroller and Attorney General. During January 2003, we secured $12.0 million in vendor-based financing to lease equipment for the New York Lottery project and the build-out of the central system. During the quarter ended March 31, 2003, we had utilized vendor-based financing to acquire $3.0 million of the anticipated $14.5 million in equipment and third-party software required to develop, produce and implement the central system. During the six months ended March 31, 2003, we also capitalized $1.3 million related to the internal development of a central system, and expect to capitalize additional internal development costs in the future.

During the three months ended March 31, 2003, we consummated three development agreements with one of our customers to provide up to $9.0 million, $3.5 million and $2.0 million towards the construction and/or expansion of three tribal gaming facilities. Under the development agreements, a significant percentage of the floor space in each tribal gaming facility is dedicated for the exclusive placement of our player stations and the customer committed to paying us a fixed percentage of the hold per day from our newly placed player stations over the term of the agreement. The development agreements require a portion of the construction advances to be paid from the allocation to hall operators. The remaining amounts advanced under the agreements are capitalized and depreciated by us over the life of the agreement. As of March 31, 2003 we had advanced $2.4 million under the $9.0 million agreement and expect to advance the remaining $6.6 million during the quarter ended June 30, 2003. No advances were made during the quarter under the $3.5 million and $2.0 million agreements. We expect to advance a total of $5.5 million under the $3.5 million and $2.0 million agreements through January 31, 2004.

We believe that cash from operations can sustain our current operations, which could include a portion of the financing required from us in connection with development projects, depending upon the timing and mix of those projects. There can be no assurance, however, that our business will continue to generate cash flow at current levels. Our performance and financial results are, to a certain extent, subject to general conditions in or affecting the Native American gaming industry and to general economic, political, financial, competitive, and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to make necessary capital expenditures and to make discretionary investments in the future.

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

FUTURE EXPECTATIONS AND FORWARD-LOOKING STATEMENTS

This Quarterly Report and the information incorporated herein by reference contains various “forward-looking statements” within the meaning of federal and state securities laws, including those identified or predicated by the words “believes,” anticipates,” “expects,” “plans,” or similar expressions. Such statements are subject to a number of uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the uncertainties inherent to the outcome of any litigation of the type described in this quarterly report under “PART II – Item 1. Legal Proceedings,” as well as those other factors as described under “Item 1. Business – Risk Factors,” contained in our Annual Report on Form 10-K for the fiscal year ended September 30, 2002, and as described under “Risk Factors” in our Quarterly Reports on Form 10-Q that we file within 45 days of the end of our first three fiscal quarters in fiscal year 2003, which are incorporated herein by this reference. Given these uncertainties, readers of this Quarterly Report are cautioned not to place undue reliance upon such statements.

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

The Johnson Act broadly defines “illegal games” and “illegal equipment” to include any “machine or mechanical device” designed “primarily” for gambling, that, when operated, delivers money to a player “as the result of the application of an element of chance.” Trying to accommodate this broad definition of “illegal games” and “illegal equipment” with the provisions of IGRA that are expressly intended to encourage the legal use by tribes of Class II “technological aids” and equipment has created a continuing source of friction between regulatory authorities, vendors of Class II games and electronic player stations, and the Native American customers who use these Class II games and player stations at their gaming facilities. Effective June 17, 2002, the NIGC adopted final rules defining the terms “electronic, computer or other technological aids,” “electronic or electromechanical facsimile” and “games similar to bingo” as used in IGRA, which may over time provide guidance and greater clarity in this area.

In a recent decision of the United States Court of Appeals for the Tenth Circuit (Seneca-Cayuga Tribe of Oklahoma, et al. vs. National Indian Gaming Commission, et al., decided April 17, 2003), a federal court for the first time considered the applicability of the Johnson Act to Class II gaming in light of the June 17, 2002, NIGC regulations, and held that the Johnson Act did not prohibit the use of devices that constituted technological aids within the meaning of IGRA. In reaching its decision, the Tenth Circuit gave significant deference to the NIGC and its rule-making process that defined “technological aids.” Similar deference to the NIGC in adopting these new regulations was afforded by the United States Court of Appeals for the Eighth Circuit in a case decided in favor of the Santee Sioux Tribe of Nebraska in March, 2003. The Company cannot predict whether the decisions of the Eighth and Tenth Circuits will be followed as law by other courts absent an appeal to the Supreme Court that upholds the decision. However, should the case be followed by other courts, the threat of enforcement actions by the Department of Justice, or DOJ, should be significantly reduced.

All Native American tribes are required by IGRA to adopt ordinances to regulate gaming as a condition of their right to conduct gaming on Native American lands. These ordinances often include the establishment of gaming commissions that make their own judgment about whether an activity is Class II or Class III gaming. Generally, this independent judgment has been exercised for games introduced into the market, prior to any determination of legality by the NIGC. Historically, when the NIGC has determined that an activity is Class III gaming after it has been introduced, tribes have either been unwilling to continue the activity or have litigated the matter in federal court.

Notwithstanding the recent court decision of the Eighth and Tenth Circuits, and the new regulations adopted by the NIGC, we believe that the legality of our activities remains subject to regulatory challenges, litigation, and enforcement actions by multiple regulatory bodies. Any such action could materially and adversely affect our ability to install and operate our games and electronic player stations, could be costly to defend, and could divert management’s time and attention away from our operations. See “Certain Risk Factors – We are awaiting an opinion from the NIGC on Reel Time Bingo; if the NIGC rules that Reel Time Bingo is a Class III game, we may lose revenue in the Class II market.”

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

We are awaiting an opinion from the NIGC on Reel Time Bingo; if the NIGC rules that Reel Time Bingo is a Class III game, we may lose revenue in the Class II market.

On April 15, 2002, we received an Advisory Opinion from the Deputy General Counsel of the NIGC, stating that MegaNanza and its related family of games were Class III games as defined by IGRA. On April 18, 2002, we filed a lawsuit against the NIGC in the United States District Court for the Northern District of Oklahoma, seeking a judicial declaration that two versions of our MegaNanza family of games are Class II games. Both versions, as well as MegaNanza, operate in what is called “nonstandard sequence,” meaning that the ball draw occurs before bingo cards are sold to players. On June 14, 2002, the NIGC, represented by and acting through the DOJ, filed a motion to dismiss the case, claiming the Court lacked jurisdiction on various procedural grounds. After the NIGC Commissioner issued a Notice of Violation, or NOV, to our largest customer on June 17, 2002, the court granted our motion seeking the issuance of a temporary restraining order against the NIGC from taking any enforcement actions against any of our customers for playing MegaNanza.

As a result of the issuance of the NOV, our largest MegaNanza customer and certain other customers discontinued playing MegaNanza, and requested that the Company install Reel Time Bingo, a “standard sequence” bingo game, meaning that the ball draw occurs after the bingo cards are sold.

On September 10, 2002, the Court granted the motion by the DOJ to dismiss our action for lack of jurisdiction by the Court, which did not address the substantive merits of our claim that MegaNanza was a legal Class II game. As a consequence of the dismissal, the temporary restraining order was dissolved and the NIGC was no longer prohibited from issuing additional NOVs or from taking further enforcement actions. We appealed the granting of the motion to dismiss to the United States Court of Appeals for the Tenth Circuit. Prior to the Tenth Circuit’s taking any action on the our appeal, we entered into a Comprehensive Settlement Agreement with the NIGC that established a “fast-track” process for the NIGC to consider and issue its opinion on the classification of Reel Time Bingo and its related family of “standard sequence” bingo games We have already introduced one of these, and we intend to introduce others in the future that will completely replace MegaNanza. In return for the “fast-track” process, we immediately dismissed with prejudice our pending appeal before the Tenth Circuit. We anticipate receiving the opinion of the NIGC on Reel Time Bingo in the near future.

We cannot predict what the opinion of the NIGC will be, or what consequences, if any, it will have for our Class II gaming activities.

Our future performance will depend on our ability to introduce new games and enhancements that are widely accepted and played.

Our revenue growth has been driven primarily by our technological innovations and the increased size and use of our installed player station base. Our New Generation gaming platform allows us to produce games that play faster than our Legacy games and generate increased revenues for us and for our customers. In January 2001, we introduced MegaNanza, our first game based on the New Generation platform. In June 2002, we introduced our second game based on the New Generation platform, Reel Time Bingo, a high-speed “standard sequence” bingo game.

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

We are dependant upon a few customers who are based in Oklahoma.

For the year ended September 30, 2002, three tribes in Oklahoma accounted for approximately 20%, 18% and 11% of our gaming revenues.

The significant concentration of our customers in Oklahoma means that:

•	local economic changes may adversely affect our customers, and therefore our business, more suddenly and disproportionately than would changes in national economic conditions; and

•	our business would be materially and adversely affected if Oklahoma were to adopt Class III gaming by establishing compacts with our Oklahoma customers.

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

Our growth strategy includes selling our games and technology into segments of the gaming industry other than Native American gaming, principally the charity bingo market and new jurisdictions authorizing VLTs. In April 2003, we finalized and executed a contract with the New York Lottery to provide the central system for video lottery games to be operated at New York State racetracks.

These activities are not currently subject to a nationwide regulatory system such as the one created by IGRA to regulate Native American gaming, so regulation is on a state-by-state basis. In addition, federal laws relating to gaming, such as the Johnson Act, which regulates slot machines and similar gambling devices, would also apply to new video lottery jurisdictions absent authorized state law exemptions. If we were to expand into these new markets, we would expect to encounter legal and regulatory uncertainties similar to those we face in our Native American gaming business. Successful growth in accordance with this strategy may require us to make certain changes to our games to ensure that they comply with applicable regulatory regimes, and may require us to obtain additional licenses. Importantly, in certain jurisdictions and for certain venues, our ability to enter these markets will depend on effecting changes to existing laws and regulatory regimes. The ability to effect these changes is subject to a great degree of uncertainty and may never be achieved. We cannot assure you that we will be successful in entering into other segments of the gaming industry.

Generally, our selling games and technology into new market segments involves a number of uncertainties, including:

•	whether our resources and expertise will enable us to effectively operate and grow in such new markets;

•	whether our internal processes and controls continue to function effectively within these new segments;

•	whether we have enough experience to accurately predict revenues and expenses in these new segments; and

•	whether entering such segments will divert management attention and resources from our traditional business.

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

We compete with other Class II vendors for customers, primarily on the basis of the amount of profit our gaming products generate for our customers in relation to gaming products offered by other vendors. We believe that the most important factor influencing our customers’ product selection is the appeal of those products to end users. This appeal has a direct effect on the volume of play by end users, and drives the amount of revenues generated for and by our customers. Our ability to remain competitive depends primarily on our ability to continuously develop new game themes and systems that appeal to end users, and to introduce those game themes and systems in a timely manner. In addition, our new or modified gaming products intended for the Class II market must be designed and operated to meet Class II gaming requirements. We cannot assure you that we will continue to develop and introduce appealing new game themes and systems that meet the emerging requirements of Class II gaming in a timely manner, or at all. In addition, there can be no assurance that others will not independently develop games similar to our Class II games.

As the market grows, and the rules and regulations governing Class II gaming are clarified by court decisions and by improved rule-making procedures at the NIGC, we anticipate increased competition in the interactive electronic Class II gaming market. As a result, we believe new competitors with significant gaming experience and financial resources will enter the market. We believe the increased competition will intensify pressure on our pricing model. In the future, gaming providers will compete on the basis of price as well as the entertainment value and technological superiority of their products. While we will continue to compete by regularly introducing new and faster games with technological enhancements that we believe will appeal to end users, we believe that net revenue retained by our customers from their installed base of player stations, i.e., producing the greatest amount of revenue for our customers in relation to the cost of the goods and services provided by us versus our competitors, will become a more significant factor, one that may require us to change the terms of our participation arrangements with customers. Consequently, we believe that a simple business model based upon the average hold per player station per day will become less relevant in predicting our performance as the totality and mix of our participation arrangements with customers become less standardized and more complex.

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

The NIGC has considered the provisions of the agreements under which we provide our Class II games, equipment and services and has determined that these agreements are “service agreements” and are not “management contracts.” Management contracts are subject to additional regulatory requirements and oversight. Our contracts could be subject to further review at any time. Any further review of these agreements by the NIGC could require substantial modification to our agreements and result in their redesignation as management contracts, which could materially and adversely affect the terms on which we conduct our business.

We may seek to expand our business through acquisitions or by jointly developing or expanding gaming and related facilities with our customers. We have limited experience with these activities and may not realize a satisfactory return, if any, on our investment, and we could lose some or all of our investment.

If appropriate opportunities present themselves, we may acquire other complementary businesses, technologies, services or products. We are exploring the possibility of jointly developing gaming and related facilities on Native American land where we can install our games and player stations. During the quarter ended March 31, 2003, we entered into three such agreements to jointly develop and provide financing to construct and/or expand three tribal gaming facilities. We also may seek to enter into strategic relationships and provide financing and development services for new or expanded gaming and related facilities for our customers. We cannot assure you that the anticipated benefits of any acquisition, strategic relationship or financing would be realized. We may not be able to complete or integrate future acquisitions successfully.

In connection with one or more of those transactions, we may:

•	issue additional equity securities which would dilute existing stockholders;

•	extend secured and unsecured credit which may not be repaid;

•	incur debt on terms unfavorable to us or that we are unable to repay;
•	incur contingent liabilities; and
•	integrate additional employees and fixed assets that we must maintain.

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

We also rely on the technology of third-party vendors, such as telecommunication providers, to operate our multi-path telecommunications network, which we call Betnet. A serious or sustained disruption of the provision of these services could result in some of our player stations being non-operational for the duration of the disruption, which would adversely affect our ability to generate revenue from those player stations.

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

We depend on the continued performance of the members of our senior management team and our technology team. If we were to lose the services of any of our senior officers or our directors or any member of our technology team, and could not find suitable replacements for such persons in a timely manner, it could have a material adverse effect on our business.

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

Our contracts with Native American customers provide that the law of the state in which a tribe is located will be the governing law of those contracts. We cannot assure you, however, that these choice-of-law clauses are enforceable.

Sovereign Immunity; Applicable Courts. Native American tribes generally enjoy sovereign immunity from suit similar to that of the individual states and the United States. In order to sue a Native American tribe (or an agency or instrumentality of a Native American tribe), the tribe must have effectively waived its sovereign immunity with respect to the matter in dispute.

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

If a Native American tribe has effectively waived its sovereign immunity, there exists an issue as to the forum in which a lawsuit can be brought against the tribe. Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native Americans. Federal courts may have jurisdiction if a federal question is raised by the suit, which is unlikely in a typical contract dispute. Diversity of citizenship, another common basis for federal court jurisdiction, is not generally present in a suit against a tribe, because a Native American tribe is not considered a citizen of any state. Accordingly, in most commercial disputes with tribes, the jurisdiction of the federal courts, which are courts of limited jurisdiction, may be difficult or impossible to obtain. There can be no assurance that we could effectively enforce any arbitration decision.

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

Our network is susceptible to outages due to fire, floods, power loss, break-ins, cyber attacks and similar events. We have multiple site back-up for our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems in any such event could have a material adverse effect on our business, operating results and financial condition.

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

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Oneida Litigation. On June 27, 2002, the Oneida Indian Nation filed a complaint against the Company in the United States District Court for the Western District of Washington alleging infringement by the Company of two patents owned by the Oneida Nation relating to a cashless system. On April 23, 2003 the parties agreed to dismiss the case without prejudice and with a tolling agreement.

We are subject to litigation from time to time in the ordinary course of our business. See “PART I – Item 1. Financial Statements – Commitments and Contingencies.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 18, 2003, we held our 2003 Annual Stockholder Meeting. The meeting involved the election of six nominees to be Directors, and the following persons were elected, constituting all of the members of our Board of Directors: Gordon T. Graves, Martin A. Keane, Thomas W. Sarnoff, John M. Winkelman, Robert D. Repass, and Clifton E. Lind.

A separate tabulation with respect to each nominee is as follows:

	FOR	WITHHELD
Gordon T. Graves	10,631,710	941,665
Martin A. Keane	11,433,908	139,467
Thomas W. Sarnoff	11,353,958	219,417
John M. Winkelman	11,353,958	219,417
Robert D. Repass	11,353,958	219,417
Clifton E. Lind	10,635,264	938,111

A proposal to ratify the appointment of BDO Seidman, LLP as our independent auditors was also voted upon at the meeting and received the requisite number of votes necessary to pass, as follows:

FOR	AGAINST	ABSTAIN
10,649,300	470,150	3,925

In addition to the above, a proposal to ratify and approve the 2002 Stock Option Plan was voted upon at the meeting and received the requisite number of votes necessary to pass, as follows:

FOR	AGAINST	ABSTAIN
4,583,544	1,961,589	1,110,549

ITEM 5. OTHER INFORMATION

On March 26, 2003, the Company entered into an agreement with Mr. Graves providing for his ongoing participation in the Company as a member of its Executive Committee, and as Chairman of the Company’s Board of Directors. The agreement with Mr. Graves was negotiated by a Special Committee of the Board of Directors, comprising the four non-employee directors of the Company. None of the members of the Special Committee had any personal interest in Mr. Graves’ agreement. During the course of its deliberations, the Special Committee met regularly outside the presence of management over a period of six months, and relied on the advice and recommendations of several outside experts on matters ranging from the valuation and fairness of the non-compete payments to the human resources implications of various personnel alternatives. The Special Committee considered, among other things, the importance to the Company’s shareholders of effecting a smooth transition in the CEO role from Mr. Graves to Mr. Lind while ensuring Mr. Graves continued to provide the Company with the benefit of his experience and insight. The Special Committee also considered the value to the Company’s shareholders, in light of Mr. Graves’ extensive industry experience, of protecting the Company from any potential or actual competition from Mr. Graves.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See Exhibit Index.

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the period.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated May 15, 2003	Multimedia Games, Inc.

	By:	/s/ Craig S. Nouis
Craig S. Nouis Chief Financial and Principal Accounting Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Clifton E. Lind, Chief Executive Officer, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Multimedia Games, Inc.;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the consolidated financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

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

Date: May 15, 2003

/s/ Clifton E. Lind
Clifton E. Lind Chief Executive Officer

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Craig S. Nouis, Chief Financial Officer, certify that:

1.	I have reviewed this Quarterly Report on Form 10-Q of Multimedia Games, Inc.;

2.	Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3.	Based on my knowledge, the consolidated financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for the periods presented in this Quarterly Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ Craig S. Nouis
Craig S. Nouis Chief Financial Officer

EXHIBIT NO.	TITLE	LOCATION

3.1	Amended and Restated Articles of Incorporation	(3)

3.2	Bylaws	(1)

10.1	Form of Integrated Gaming Services Agreement	(1)

10.2	Contingent Grand Prize Risk Assumption Agreement dated October 1, 1995, between the Company and SCA Promotions, Inc.	(2)

10.3	1994 Employee Stock Option Plan	(1)

10.4	1994 Director Stock Option Plan	(1)

10.5	1996 Stock Incentive Plan, as amended	(6)

10.6	President’s Plan	(5)

10.7	1998 Senior Executive Stock Option Plan	(6)

10.8	2000 Stock Option Plan	(6)

10.9	2001 Stock Option Plan	(7)

10.10	Stockholder Rights Plan	(4)

10.11	Special Services Contract executed August 14, 2000 with John Winkelman	(8)

10.12	Consulting Agreement dated November 9, 2000 with Martin Keane	(8)

10.13	2002 Stock Option Plan	(9)

10.14	Employment Agreement executed March 26, 2003 between the Company and Gordon Graves	(9)

99.1	Certificate Pursuant to 18 U.S.C. Section 1350 of Chief Executive Officer	(9)

99.2	Certificate Pursuant to 18 U.S.C. Section 1350 of Chief Financial Officer	(9)

(1)	Indicates incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1994.

(2)	Indicates incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1996.

(3)	Indicates incorporated by reference to our Form 10-QSB filed with the Commission for the quarter ended March 31, 1997.

(4)	Incorporated by reference to our Registration Statement on Form 8-A, filed with the Commission on October 23, 1998.

(5)	Indicates incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1998.

(6)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on December 1, 2000.

(7)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on October 18, 2002 (File No. 333-100611).

(8)	Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-30721).

(9)	Filed herewith.