Form 10-Q
period 2003-06-30
MULTIMEDIA GAMES INC
filed 2003-08-14
CIK 896400

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2003

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

As of June 30, 2003, there were 13,125,467 shares of the Company’s Common Stock, par value $0.01, outstanding.

FORM 10-Q

PART I

FINANCIAL INFORMATION

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS

As of June 30, 2003 and September 30, 2002

(In thousands, except shares and per-share amounts)

	June 30, 2003	September 30, 2002
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash and cash equivalents	$19,021	$15,247
Accounts receivable	6,519	5,697
Allowance for doubtful accounts receivable	(538)	(428)
Inventory, net	874	4,303
Prepaid expenses and other assets	1,366	1,418
Notes receivable, net	10,912	3,115
Federal and state income tax receivable	1,250	—
Deferred income taxes	1,394	797

Total current assets	40,798	30,149
Restricted cash and long-term investments	1,287	1,493
Inventory – non-current	12,175	10,328
Property and equipment, net	61,090	40,137
Notes receivable – non-current	500	—
Other assets	7,841	4,083

Total assets	$123,691	$86,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$2,695	$245
Accounts payable and accrued expenses	15,880	14,480
Federal and state income tax payable	—	1,181
Halls’ share of surplus	—	793
Prize fulfillment fees payable	—	44
Deferred revenue	24	1,929

Total current liabilities	18,599	18,672
Long-term debt and capital leases, less current portion	6,463	369
Other long-term liabilities	3,399	1,385
Deferred income taxes	2,041	252

Total liabilities	30,502	20,678

Commitments and contingencies (Note 2)
Stockholders’ equity:
Preferred stock, Series A, $0.01 par value, 2,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized, 14,230,670 and 13,963,489 shares issued, and 13,125,467 and 12,889,144 shares outstanding, respectively	142	140
Additional paid-in capital	44,092	40,996
Stockholders’ notes receivable	(1,451)	(2,417)
Treasury stock, 1,105,203 and 1,074,345 shares at cost, respectively	(6,491)	(5,847)
Retained earnings	56,897	32,640

Total stockholders’ equity	93,189	65,512

Total liabilities and stockholders’ equity	$123,691	$86,190

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended June 30, 2003 and 2002

(In thousands, except shares and per-share amounts)

	2003	2002
REVENUES:	(Unaudited)	(Unaudited)
Gaming revenue – Class II	$82,055	$74,048
Gaming revenue – Class III	1,068	1,630
Player station and license sale and lease revenue	12,489	2,546
Other	384	396

Total revenues	95,996	78,620
Allotments to hall operators	58,004	52,366
Bingo prizes and related costs	68	395

Net revenues	37,924	25,859

OPERATING COSTS AND EXPENSES:
Cost of player stations and licenses sold	7,335	1,334
Selling, general and administrative expenses	10,599	9,589
Amortization and depreciation	5,512	3,622

Total operating costs and expenses	23,446	14,545

Operating income	14,478	11,314
OTHER INCOME (EXPENSE):
Interest income	71	76
Interest expense	(187)	(10)

Income before income taxes	14,362	11,380
Income tax expense	5,498	4,537

Net income	$8,864	$6,843

Earnings per share:
Basic	$0.68	$0.54

Diluted	$0.60	$0.47

Shares used in earnings per-share calculation:
Basic	12,999,419	12,669,643

Diluted	14,817,718	14,600,376

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Nine Months Ended June 30, 2003 and 2002

(In thousands, except shares and per-share amounts)

	2003	2002
REVENUES:	(Unaudited)	(Unaudited)
Gaming revenue – Class II	$249,709	$201,672
Gaming revenue – Class III	3,132	4,419
Player station and license sale and lease revenue	15,623	6,324
Other	1,110	1,049

Total revenues	269,574	213,464
Allotments to hall operators	175,645	142,792
Bingo prizes and related costs	1,171	1,127

Net revenues	92,758	69,545

OPERATING COSTS AND EXPENSES:
Cost of player stations and licenses sold	8,730	4,149
Selling, general and administrative expenses	29,667	24,740
Amortization and depreciation	15,073	10,433

Total operating costs and expenses	53,470	39,322

Operating income	39,288	30,223
OTHER INCOME (EXPENSE):
Interest income	263	189
Interest expense	(245)	(38)

Income before income taxes	39,306	30,374
Income tax expense	15,049	11,890

Net income	$24,257	$18,484

Earnings per share:
Basic	$1.87	$1.50

Diluted	$1.66	$1.27

Shares used in earnings per-share calculation:
Basic	12,941,280	12,348,204

Diluted	14,647,583	14,589,082

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended June 30, 2003 and 2002

(In thousands)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:	(Unaudited)	(Unaudited)
Net income	$24,257	$18,484
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Amortization and depreciation	15,073	10,433
Write off of property and equipment	51	—
Options issued to consultants	184	54
Provision for doubtful accounts	—	616
Provision for obsolete inventory	672	325
Deferred income taxes	1,192	1,720
Tax benefit of stock options exercised	1,519	4,692
(Increase) decrease in:
Accounts receivable	(509)	(1,387)
Inventory	(9,472)	(4,390)
Prepaid expenses and other assets	(46)	(951)
Federal and state income tax payable (receivable)	(3,950)	(5,194)
Prize fulfillment fees payable	(44)	(79)
Notes receivable – current	(4,614)	(263)
Accounts payable and accrued expenses	1,400	4,352
Halls’ share of surplus	(996)	846
Deferred revenue	(1,905)	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	22,812	29,258

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and patents	(20,992)	(22,939)
Development of tribal gaming facilities	(4,765)	—
Restricted cash and long-term investments and other long-term liabilities	173	269
Notes receivable – non-current	(500)	—
Stockholders’ notes receivable, net	322	(294)

NET CASH USED IN INVESTING ACTIVITIES	(25,762)	(22,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants, and related tax benefit	2,914	7,803
Principal payments of long-term debt and capital leases	(561)	—
Proceeds from long-term debt	4,371	649
Purchase of treasury stock	—	(17)
Preferred stock dividends	—	(4)

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,724	8,431

Net increase in cash and cash equivalents	3,774	14,725
Cash and cash equivalents, beginning of period	15,247	4,868

Cash and cash equivalents, end of period	$19,021	$19,593

The accompanying notes are an integral part of the consolidated financial statements

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

For the Nine Months Ended June 30, 2003 and 2002

(In thousands)

	2003	2002
	(Unaudited)	(Unaudited)
SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$245	$38

Income taxes paid	$14,785	$5,359

NON-CASH TRANSACTIONS:
Transfer of inventory to property and equipment	$10,382	$3,750

Property and equipment acquired through:
Capital lease	$3,074	$—

Long-term debt	$1,660	$—

Non-compete agreement included in other assets and other long-term liabilities	$2,047	$—

Collection of stockholders’ note receivable with the Company’s common stock	$644	$—

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

The consolidated financial statements included herein as of June 30, 2003, and for each of the three and nine months ended June 30, 2003 and 2002 have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The information presented reflects all adjustments consisting solely of normal adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for each of the periods. Operating results for the three and nine months ended June 30, 2003 are not necessarily indicative of the results which will be realized for the year ending September 30, 2003.

The Company’s consolidated financial statements include the activities of Multimedia Games, Inc. and its wholly-owned subsidiaries: MegaBingo, Inc., MGAM Systems, Inc., MGAM Services, LLC, TV Games, Inc. (dissolved April 10, 2003) and Multimedia Creative Services, Inc. (dissolved October 4, 2002). All significant intercompany transactions and balances have been eliminated.

Revenue Recognition. The Company derives its Class II gaming revenues primarily from participation arrangements with its customers. Under participation arrangements, the Company retains ownership of the electronic player stations installed at customers’ tribal gaming facilities, and receives revenue based on a percentage of the hold per day generated by each player station. The network-wide hold is reported by the Company as gaming revenue, and represents the total amount end users wager, less the total amount paid to end users for prizes. The amounts retained by the halls for their share of the hold are reported by the Company in its results of operations as “allotments to hall operators,” and are deducted from the Company’s total revenues to arrive at its net revenues.

The majority of the Company’s Class III video lottery terminals, or VLTs, have been sold to customers outright for a one-time purchase price, and are reported by the Company under “player station and license sale and lease revenue.” Certain game themes used by the Company in the Class III market have been licensed from third parties and are resold to customers along with its Class III VLTs. Revenues from the sale of Class III VLTs and the sale of player station licenses are recognized when the units are delivered to the customer and the licensed games installed. For the remainder of its Class III VLTs, the Company enters into either participation arrangements similar to those for its Class II systems, or lease-purchase arrangements. Under lease-purchase arrangements, the Company receives a series of lease payments based on a percentage of the customer’s hold per day generated by the VLT. At the end of the lease period, the Company transfers ownership of the VLT to the customer.

The Company also receives back-office fees based on a share of the hold per day from both leased and sold Class III VLTs. Back-office fees cover the service and maintenance costs for back-office servers installed in each hall to run its Class III games, as well as the cost of related software updates. For those VLTs sold to customers, the back-office fees are considerably smaller than the revenue share received from Class II player stations being rented under participation arrangements. Accordingly, the Company derives its Class III revenues to a greater extent from VLT sales, when compared to participation arrangements in the Class II market. Sales of Class III VLTs are usually clustered around the expansion of existing casinos or the opening of new casinos.

Inventory – Current. The Company’s current inventory consists primarily of completed Class III VLTs, and components for Class III VLTs expected to be sold to customers within the Company’s next fiscal year.

Inventory – Non-Current. The Company’s non-current inventory consists of completed Class II player station units expected to be placed with customers under participation arrangements under which the Company retains title to the units. Units are transferred from non-current inventory to the Company’s property and equipment upon consummation of participation agreements, and as such units are placed with Class II customers. Non-current inventory also consists of both new and used components, stated at their net carrying value.

Property and Equipment. Property and equipment is stated at cost. The cost of property and equipment is depreciated over their estimated useful lives, generally using the straight-line method for financial reporting, and accelerated methods

MULTIMEDIA GAMES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

for tax reporting purposes. A substantial portion of the Company’s property and equipment is depreciated over two to seven years. Player stations placed with customers under lease arrangements where player station ownership is conveyed to the customer at the end of the lease term are depreciated over the shorter of the lease term or three years. Property and equipment includes a “pool” of rental player stations, i.e., the “rental pool.” Rental pool units are those units which have previously been in the field, but are currently back at the Company being refurbished and/or awaiting redeployment. Routine maintenance of property and equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated useful life of the component. Sales and retirements of depreciable property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property and equipment are reflected in the Company’s results of operations.

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

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, which considers the discounted future net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. The analysis of long-lived assets at June 30, 2003 indicated there was no impairment of these assets’ carrying values.

Long-term debt and capital leases. At June 30, 2003 and September 30, 2002, the Company’s long-term debt and capital leases consisted of the following:

	June 30, 2003	September 30, 2002
	(In thousands)
Term loan facility	$2,500	$—
Capital leases	2,891	—
Long-term debt	3,767	614

Long-term debt and capital leases	9,158	614
Less current portion	2,695	245

Long-term debt and capital leases, less current portion	$6,463	$369

The Company’s debt structure consists of a Credit Facility which provides the Company with a $10.0 million term loan facility and a $5.0 million revolving credit facility used primarily for working capital needs, and capital leases and long-term debt used to finance property and equipment for the Company’s operations.

The term loan, which can be drawn under three tranches closing six months apart, all maturing in June 2006, and a revolving credit facility, which expires in June 2005, bear interest at a rate of Prime plus 1.25% (or 5.5% as of June 30, 2003) with a floor of 5.5%. The Credit Facility contains certain customary financial and operational covenants, and is collateralized by substantially all the Company’s assets. As of June 30, 2003, there were no borrowings outstanding under the revolving credit facility.

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

MULTIMEDIA GAMES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Inventory Reserves. Inventories are stated at the lower of cost (first in, first out) or market. Management regularly reviews its inventory quantities on hand and records reserves for excess and obsolete inventory based primarily on its estimated forecast of product demand and production and service requirements.

MegaBingo® Activities. During the quarter ended December 31, 2002, the Company approved a plan to exit its MegaBingo gaming activities. As part of the exit plan, the final championship game was accelerated to April 2003, requiring the Company to fund the present value of the $1.0 million award prize. Under Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” approximately $420,000 related to the prize was determined to be an “exit cost,” and was accrued during the nine months ended June 30, 2003, and reported under “bingo prizes and related costs.”

Reclassifications. Certain reclassifications were made to the prior period financial statements to conform to the current period financial statement presentation. Specifically, “stockholders’ notes receivable, net” was reclassified from a financing activity to an investing activity in the consolidated statement of cash flows for the nine months ended June 30, 2002, and “write off of offering costs” was reclassified to “selling, general and administrative expenses” for the three and nine months ended June 30, 2002. These reclassifications did not have an impact on the Company’s previously reported financial position or results of operations.

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

	Three Months Ended June 30,
	2003	2002
	(In thousands, except shares and per-share amounts)
Income available to common stockholders – basic	$8,864	$6,843

Income available to common stockholders – diluted	$8,864	$6,843

Weighted average common shares outstanding	12,999,419	12,669,643
Effect of dilutive securities:
Options	1,770,896	1,787,471
Warrants	47,403	143,262
Convertible preferred stock	—	—

Weighted average common and potential shares outstanding	14,817,718	14,600,376

Basic earnings per share	$0.68	$0.54

Diluted earnings per share	$0.60	$0.47

MULTIMEDIA GAMES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine months Ended June 30,
	2003	2002
	(In thousands, except shares and per-share amounts)
Income available to common stockholders – basic	$24,257	$18,480

Income available to common stockholders – diluted	$24,257	$18,484

Weighted average common shares outstanding	12,941,280	12,348,204
Effect of dilutive securities:
Options	1,646,317	2,010,097
Warrants	59,986	215,354
Convertible preferred stock	—	15,427

Weighted average common and potential shares outstanding	14,647,583	14,589,082

Basic earnings per share	$1.87	$1.50

Diluted earnings per share	$1.66	$1.27

For the three and nine months ended June 30, 2003, options to purchase 112,500 shares of Common Stock at exercise prices ranging from $23.58 to $30.95 per share were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

Stock-Based Compensation. The Company applies Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option plans, rather than the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB No. 25, no compensation expense is recognized for grants of options to common-law employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company’s grants in the three and nine months ended June 30, 2003 and 2002, no compensation expense has been recognized.

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

	Three Months Ended June 30,		Nine months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per-share amounts)
Net income:
As reported	$8,864	$6,843	$24,257	$18,484
Deduct: Total estimated stock-based employee compensation determined under fair value method for all awards, net of related tax benefit	(824)	(612)	(3,473)	(1,601)

Pro forma	$8,040	$6,231	$20,784	$16,883

Basic earnings per share:
As reported	$0.68	$0.54	$1.87	$1.50

Pro forma	$0.62	$0.49	$1.61	$1.37

Diluted earnings per share:
As reported	$0.60	$0.47	$1.66	$1.27

Pro forma	$0.54	$0.43	$1.42	$1.16

MULTIMEDIA GAMES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

IGRA classifies games that may be played on Native American land into three categories: Class I gaming includes traditional Native American social and ceremonial games and is regulated only by the tribes. Class II gaming includes bingo and, if played at the same location where bingo is played, pull-tabs, lotto, punch boards, tip jars, instant bingo, certain card games played under limited circumstances, and other games similar to bingo. And Class III gaming consists of all forms of gaming that are not Class I or Class II, such as video lottery games, slot machines, most table games and keno.

IGRA allows Native American tribes to legally engage in Class II gaming on Native American lands in any state where the state permits such gaming by any person for any purpose. For example, if a state permits churches to hold charity bingo nights, then IGRA would allow Native American tribes to engage in bingo on Native American lands located in that state as a Class II gaming activity, free of any interference, regulation, or taxation by that state. During the three months ended June 30, 2003, approximately 63% of the Company’s net revenues were derived from Class II gaming, and most of the balance was derived from the sale of VLTs and related licenses in the Class III gaming market.

IGRA also regulates the terms of gaming management contracts with Native Americans, which must be approved by the NIGC before taking effect. The NIGC has determined that the agreements pursuant to which the Company provides its Class II games, equipment and services are “service agreements” and not “management contracts,” thereby allowing the Company to obtain terms that might otherwise not be permitted. Under existing regulations, management contracts can have a maximum term of seven years, and limit the amount payable to the manager to 30% of the net revenue from the related gaming activity. On occasion, however, as a condition of its approval of a management contract, the NIGC has required that both a shorter term and a reduced percentage of the net revenue be accepted by a manager. There is no assurance that further review of the Company’s agreements by the NIGC, or alternative interpretations of applicable laws and regulations will not require substantial modifications to those agreements in a manner that could materially and adversely affect the Company’s business. See “Certain Risk Factors – Changes in regulation or regulatory interpretations could require us to modify the terms of our contracts with customers.”

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

On June 17, 2002, the NIGC published new regulations, effective July 16, 2002, defining the terms “electronic, computer or other technological aids” that can legally be used in Class II gaming, and “electronic or electromechanical facsimiles of a game of chance” that may not be legally used in Class II gaming. The NIGC essentially did away with using the Johnson Act definition of “gambling device” as the method of determining what constituted an illegal “electronic or electromechanical facsimile of a game of chance,” and relied instead upon existing court cases which have identified legal technological aids as those that broaden the participation levels of players in the same game, facilitate

MULTIMEDIA GAMES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

communication between and among gaming facilities, and allow players to play a game with or against other players rather than with or against a machine.

These new NIGC regulations are not binding upon the Department of Justice, or DOJ, which is the agency charged with enforcing the Johnson Act. The DOJ has asserted in the past and may continue to assert their position, either in future appeals of existing district and circuit court decisions or other case filings, that any electronic or mechanical device used in gaming, such as the electronic player stations used to play the Company’s Class II games, are illegal “gambling devices,” and thus in violation of the Johnson Act.

However, in a recent decision of the United States Court of Appeals for the Tenth Circuit (Seneca-Cayuga Tribe of Oklahoma, et al. vs. National Indian Gaming Commission, et al., decided April 17, 2003), a federal court for the first time considered the applicability of the Johnson Act to Class II gaming in light of the June 17, 2002, NIGC regulations, and held that the Johnson Act did not prohibit the use of devices that constituted technological aids within the meaning of IGRA. In reaching its decision, the Tenth Circuit gave significant deference to the NIGC and its rule-making process that defined “technological aids.” Similar deference to the NIGC in adopting these new regulations was afforded by the United States Court of Appeals for the Eighth Circuit in a case decided in favor of the Santee Sioux Tribe of Nebraska in March, 2003. The Company cannot predict whether the decisions of the Eighth and Tenth Circuits will be followed as law by other courts, absent an appeal to the Supreme Court that upholds the decision. However, should the case be followed by other courts, the threat of DOJ enforcement actions should be significantly reduced.

Two federal district courts and two circuit courts have specifically addressed the question of the electronic player stations used by the Company in the play of its games. Both district courts found that the Company’s player stations are legal technological aids to the game of bingo, and therefore not in violation of the Johnson Act. The DOJ appealed both district court cases, but the decisions of the lower courts were affirmed by the Courts of Appeals for the Ninth and Tenth Circuits.

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

MegaNanza Litigation and Related NIGC Settlement Proceedings. On April 15, 2002, the Company received an Advisory Opinion from the Deputy General Counsel of the NIGC, stating that MegaNanza and its related family of games were Class III games as defined by IGRA. On April 18, 2002, the Company filed a lawsuit against the NIGC in the United States District Court for the Northern District of Oklahoma, seeking a judicial declaration that the Company’s MegaNanza family of games are Class II games. MegaNanza operates in what is called “nonstandard sequence,” or in a “bonanza-bingo” style, meaning that the ball draw occurs before bingo cards are sold to players. On June 14, 2002, the NIGC, represented by and acting through the DOJ, filed a motion to dismiss the case, claiming the Court lacked jurisdiction on various procedural grounds. After the NIGC Commissioner issued a Notice of Violation, or NOV, to the Company’s largest customer on June 17, 2002, the court granted the Company’s motion seeking the issuance of a temporary restraining order against the NIGC from taking any enforcement actions against any of the Company’s customers for playing MegaNanza. Notwithstanding the existence of the temporary restraining order against the NIGC, as a result of the issuance of the NOV, the Company’s largest MegaNanza customer and certain other customers discontinued playing MegaNanza, and requested that the Company install Reel Time Bingo, a “standard sequence” bingo game, meaning that the ball draw occurs after the bingo cards are sold.

MULTIMEDIA GAMES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On September 10, 2002, the Court granted the motion by the DOJ to dismiss the Company’s action for lack of jurisdiction by the Court, but did not address the Company’s substantive claim that MegaNanza was a legal Class II game. As a consequence of the dismissal, the temporary restraining order was dissolved, and the NIGC was no longer prohibited from issuing additional NOVs or from taking further enforcement actions. The Company appealed the granting of the motion to dismiss to the United States Court of Appeals for the Tenth Circuit. Prior to the Tenth Circuit’s taking any action on the Company’s appeal, the Company and the NIGC entered into a Settlement Agreement that established a “fast-track” process for the NIGC to consider and issue its opinion on the classification of a version of Reel Time Bingo. The Company has already introduced one of these versions, and intends to introduce others in the future to completely replace MegaNanza. In return for the fast-track process, the Company immediately dismissed with prejudice its pending appeal before the Tenth Circuit.

The Company and the NIGC, along with several of the Company’s tribal customers remain in discussions regarding the attributes of a version of Reel Time Bingo Version 2.0, or RTB 2, that the NIGC would require before it will issue its opinion on a version of RTB 2. The Company believes that several of the attributes of RTB 2 recently requested by the NIGC are not required by applicable law, NIGC regulations or case law, but rather represent preferences and, therefore, should not be germane to the classification of RTB. Indeed, several of the recently requested changes have been found by every federal district and appeals court to have considered the issue to be permissible attributes of Class II gaming. Despite these differences, the Company remains optimistic that it will ultimately receive a satisfactory opinion from the NIGC that a version of RTB 2 is a legal Class II game; however, no assurance to that effect can be given, due to the uncertainties inherent in dealing with any federal agency.

Once the NIGC opinion is issued, the Settlement Agreement stipulates that the NIGC is required to notify all Class II tribes of its position on electronic bonanza-bingo style games. The Company believes that once the competitive landscape is leveled, its technology and gaming development teams will continue to develop new and exciting games that are superior to those of the competition, enabling the Company to capture a meaningful portion of the entertainment dollars in the Class II market that are currently played on competitors’ bonanza-bingo style games.

Other Litigation. The Company is a defendant in a lawsuit filed in the Federal Court for the Western District of Oklahoma, alleging that the Company tortiously interfered with a contract between the plaintiff and a Native American tribe that granted the plaintiff the exclusive right to provide gaming machines to the tribe. In July 2003, the plaintiff stated its claim for damages in an amount ranging between $5.6 million and $13.2 million. The case was originally scheduled for a jury trial in August 2003, but at the plaintiff’s request, has been rescheduled for trial in September 2003. The Company believes the plaintiff’s cause of action is without merit and that the Company will prevail in the litigation. Accordingly, as of June 30, 2003, the Company had not recorded a provision for any losses that may result from the outcome of the trial; however, the Company can make no assurance as to the outcome, due to the uncertainties inherent in any jury trial.

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

During January 2003, in conjunction with purchasing equipment for build-out of the Company’s central system related to the New York Lottery project, the Company secured $12.0 million in vendor-based financing, of which $3.7 million was drawn during the nine months ended June 30, 2003. The Company, at its option, may use the financing to fund equipment through direct financing, under capital or operating leases, or a combination thereof.

As of June 30, 2003, the Company had acquired $3.3 million of the anticipated $15.8 million in equipment and third-party software required to develop, produce, and implement the central system. During the nine months ended June 30, 2003, the Company also capitalized $1.6 million related to the internal development of the central system, and expects to capitalize additional internal development costs in the future.

MULTIMEDIA GAMES, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Development Agreements. In its efforts to place additional Class II player stations with both new and existing customers, the Company enters into development agreements to provide financing for new tribal gaming facilities or for the expansion of existing facilities. In return, the Company receives a percentage of the floor space in the facility dedicated to exclusive placement of its player stations, and a fixed percentage of the hold per day from the player stations over the term of the agreement. The agreements typically provide for repayment by the customer of some or all of the construction advances. Amounts that are advanced in excess of those reimbursed by the customer for real property and land improvements are allocated to an intangible asset. Generally, the remaining amounts advanced relate to personal property owned by the Company and located at the tribal gaming facility. These assets are carried in the Company’s property and equipment.

As of June 30, 2003, the Company had entered into development agreements to provide up to a total of $15.7 million towards the construction and/or expansion of three tribal gaming facilities, and had advanced $9.3 million under these agreements. The Company is in various stages of discussion with new and existing customers to provide funding for similar development opportunities, and subsequent to June 30, 2003, entered into two additional agreements to provide up to $19.5 million towards the construction and/or expansion of two tribal gaming facilities.

Employment Agreement. On March 26, 2003, as part of the CEO succession process, the Company entered into an employment agreement with Gordon Graves whereby Mr. Graves resigned as the Company’s CEO on February 18, 2003 (the effective date of the agreement). Under the terms of the agreement, Mr. Graves will serve as the Chairman of the Board of Directors and as a member of the Company’s Executive Committee through September 2003, and for 30-day successive periods thereafter, at the option of the Board. Mr. Graves receives a salary of $12,500 per month for his services rendered on the Company’s Executive Committee. If Mr. Graves discontinues his services on the Executive Committee but remains as Chairman of the Board, Mr. Graves shall be entitled to receive the same compensation paid to any other non-employee serving on the Board, but shall no longer be compensated as a member of the Executive Committee. So long as Mr. Graves is compensated for his membership on the Executive Committee, he is not separately compensated as a member of the Board.

Among other things, the employment agreement also contains a covenant not to compete by Mr. Graves, that begins on the effective date of the agreement, and extends for a period of three years from the time Mr. Graves no longer serves as the Chairman of the Board nor on the Company’s Executive Committee. At the end of the three-year period, Mr. Graves, at his option, may continue not to compete against the Company. In consideration for his promise not to compete, Mr. Graves will receive $250,000 per annum, payable monthly, commencing in February 2003, and ending upon Mr. Graves’ death or his decision to compete against the Company. The Company recorded a liability for approximately $2.0 million based on the present value of the estimated payments due Mr. Graves under the covenant not to compete during the actuarial life expectancy of Mr. Graves of 16 years. A corresponding intangible asset of approximately $2.0 million was recorded for the covenant not to compete, and is being amortized on a straight-line basis over 5 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are the leading supplier of online systems and linked, interactive Class II electronic gaming systems and player stations to the rapidly growing Native American gaming market. We design and develop hardware, software, networks and content that provide our customers with comprehensive gaming systems. Historically, we have focused our efforts on Class II central determinant gaming systems and Class III central determinant video lottery systems used primarily by Native American tribes.

We derive the majority of our gaming revenues from the placement of Class II player stations under participation arrangements, and to a lesser degree from the placement of Class III video lottery terminals, or VLTs, under lease-purchase or participation arrangements, and the back-office fees generated by Class III video lottery systems. A significantly smaller portion of our revenues are generated from the sale of VLTs and game licenses in the Class III market, except for a relatively few periods during which market conditions (e.g., the opening of a new casino, or a change in the law that allows existing casinos to increase the number of VLTs permitted under prior law) result in a one-time spike in the numbers of VLTs sold during the period.

Class II Market

We derive our Class II gaming revenues primarily from participation arrangements with our customers. Under participation arrangements, we retain ownership of the player stations installed at our customers’ tribal gaming facilities, and receive revenue based on a percentage of the hold per day generated by each player station. The network-wide hold is reported by us as gaming revenue, and represents the total amount end users wager, less the total amount paid to end users for prizes. The amounts retained by the halls for their share of the hold are reported in our results of operations as “allotments to hall operators,” and are deducted from our total revenues to arrive at our net revenues. We believe that net revenue and our net revenue per player station per day are the most important factors for evaluating our performance in the Class II market. Net revenue per player station per day represents total revenues less allotments to hall operators, divided by the average number of player stations and the number of days in the period.

Our revenue growth has been driven primarily by our technological innovations, which have increased the net revenue per player station per day, and the increase in our installed Class II player station base. Our gaming platforms enable us to rapidly launch new games with moderate cost, which we believe also provide end users with greater levels of entertainment. We believe that this leads to a greater number of end users and to end users’ receiving more perceived value from their entertainment dollar.

Our New Generation gaming platform operates at a speed considerably faster than our Legacy gaming platform, generally resulting in end users playing a greater number of games on our New Generation platform than they otherwise could have on our Legacy gaming platform in the same amount of time. As a result of the faster speed of play and higher payout ratios, we believe that end users derive a higher level of satisfaction from playing our New Generation games. We believe that this enhanced satisfaction results in end users’ playing games for longer periods of time than they would have played on our Legacy platform, resulting in a higher net revenue per player station on our New Generation platform.

As the market grows, and if the rules and regulations governing Class II gaming are clarified by court decisions and by improved rule-making procedures, we believe new competitors with significant gaming experience and financial resources will enter the Class II market. We believe the increased competition will intensify pressure on our pricing model, with the result that gaming providers will compete on the basis of price as well as the entertainment value and technological superiority of their products. While we will continue to compete by regularly introducing new and more entertaining games with technological enhancements that we believe will appeal to end users, we believe that the level of net revenue retained by our customers from their installed base of player stations will become a more significant competitive factor, one that may require us to change the terms of our participation arrangements with customers. Consequently, we believe that a simple business model based upon the average hold per player station per day will become less relevant in predicting our performance, as the totality and the mix of our participation arrangements with customers become less standardized and more complex.

Since our inception, we produced MegaBingo, a live paper bingo game that originally featured a live bingo ball draw that was televised and transmitted to multiple bingo halls throughout the U.S. MegaBingo enabled players in participating halls to compete with players in other halls in a single live bingo game to win a large jackpot prize. Since introducing our Legacy and New Generation gaming platforms, we experienced a decline in the revenue generated by MegaBingo, as hall operators migrated to our Class II player stations, which many players found more entertaining. As a result of the continued decline both in the number of participating halls and in the resulting revenue during the quarter ended December 31, 2002, we initiated a plan to discontinue the play of MegaBingo in mid-February 2003, and held a championship game during April 2003 to conclude MegaBingo play. For the nine months ended June 30, 2003, MegaBingo revenues were $392,000.

In May 1996, we introduced our Class II MegaMania game, the first in a series of high-speed, interactive bingo games based on our Legacy gaming platform, that are played on player stations linked with one another via a nationwide, broadband telecommunications network. In January 2001, we introduced our MegaNanza game, a New-Generation “bonanza-style” bingo game, where the balls are drawn before the bingo cards are purchased. MegaNanza plays faster than our Legacy games, and has generated increased revenues for us and our customers. In June 2002, we introduced Reel Time Bingo, a New-Generation-based high-speed “standard sequence” bingo game, in which the cards are purchased before the balls are drawn. We intend to convert substantially all of our remaining MegaNanza games to some version of Reel Time Bingo or another standard sequence bingo game, both in response to the settlement agreement reached between us and the NIGC, and to take advantage of improved technologies. We believe the conversion can be accomplished relatively easily, as MegaNanza and Reel Time Bingo are game engines that operate on our New Generation gaming platform, which, among other benefits, allows the conversion to be achieved by loading new software, either from our network operations center or at the customer’s gaming facility. We expect to effect most conversions by having our field technicians or customer service personnel visit the customer’s gaming facilities, as some game conversions require changing game-specific glass and other player station graphics. For the quarter ended June 30, 2003, MegaNanza and Reel Time Bingo accounted for 18% and 70%, respectively, of our Class II gaming revenues, compared to 45% and 43%, respectively, of our Class II gaming revenues during the quarter ended March 31, 2003. We believe this trend will continue as we convert the remaining MegaNanza games to Reel Time Bingo.

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

For the quarter ended June 30, 2003, the net revenue per player station per day for Reel Time Bingo was approximately $32, compared to approximately $44 for MegaNanza. We converted 396 MegaNanza units to Reel Time Bingo during the quarter, and as of June 30, 2003, 883 MegaNanza player stations, representing 9.6% of our total installed base of Class II player stations, remained in five facilities with higher holds than the historical network average for MegaNanza. We believe the net revenue per player station per day for Reel Time Bingo was affected by converting larger numbers of lower-performing MegaNanza player stations to Reel Time Bingo, while retaining the higher-performing MegaNanza units in operation. On a casino-to-casino comparison, where MegaNanza player stations have been wholly converted to Reel Time Bingo, and prior to recent changes in the competitive environment, those units have generally performed equal to or better than the MegaNanza units replaced, following a player familiarization period.

Class III Market

The majority of our Class III VLTs have been sold to customers outright, for a one-time purchase price, and are reported in our results of operations as “player station and license sale and lease revenue.” Certain game themes used by us in the Class III market have been licensed from third parties and are resold to customers along with our Class III VLTs. Revenues from the sale of Class III VLTs and the sale of player station licenses are recognized when the units are delivered to the customer, and the licensed games installed. To a considerably lesser extent, we also enter into either participation arrangements or lease-purchase arrangements for our Class III VLTs similar to those used for our Class II player stations.

We also receive back-office fees based on a share of the hold per day from both leased and sold VLTs. Back-office fees cover the service and maintenance costs for back-office servers installed in each hall to run our Class III games, as well as the cost of related software updates. For those VLTs sold to our customers, the back-office fees are considerably smaller than the revenue share we receive from Class II player stations being rented under participation agreements. Accordingly, we derive our Class III revenues to a greater extent from VLT sales, compared to the level of gaming revenues derived from participation arrangements in the Class II market.

In June 1999, we first installed Class III VLTs in the state of Washington, which was the first state where Class III video lottery systems were permitted by Native American-state compact. During 2000, we had significant sales of Class III VLTs, as initial sales were made pursuant to newly adopted Native American compacts with the state of Washington which, by their terms, limited the number of installed Class III VLTs permitted on Native American land. As new casinos are introduced into the Washington market or existing casinos are expanded, and as the compact limitations on the number of installed VLTs are eased, we have experienced brief periods during which the number of VLTs sold has spiked, thereby resulting in anomalies when comparing one period to another. We expect these same conditions will result in additional sales of Class III VLTs in the future. During the quarter ended June 30, 2003, we sold a record 1,062 VLTs, primarily resulting from two customers opening new casinos, and a lease-purchase customer converting to purchase. For the nine months ending June 30, 2003, we had an average of 2,156 Class III VLTs in service, compared to 1,803 units during the same period of 2002.

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

Research and Development

Research and development activities primarily relate to the development of new gaming systems, gaming engines, player tracking systems, casino data management systems, central video lottery systems, player station platforms and game content, and enhancements to our existing product lines. Research and development costs consist primarily of salaries and benefits, consulting fees, and an allocation of corporate facilities costs related to these activities. Once the technological feasibility of a project has been established, the project is transferred from research to development, and capitalization begins.

Research and development expenses increased by 66% to $2.5 million for the three months ended June 30, 2003, from $1.5 million for the same period of 2002. For the nine months ended June 30, 2003, research and development expenses increased by 62% to $7.5 million, from $4.6 million in the same period of 2002. The increase in research and development expense in both the three and nine months was primarily driven by an increased headcount in our development group, and the resulting increase in corporate facilities allocation as we have focused our internal efforts on the development of new gaming products and systems for the Class II and Class III markets, as well as potential markets.

Capitalized Software

We capitalize certain costs related to the design and development of our gaming products and systems. We generally amortize internally developed games over an eighteen-month period, gaming platforms and engines over a three-year period, and our central management systems over a five-year period. During the quarter ending June 30, 2003, we capitalized $1.0 million of costs related to the development of our gaming products and systems.

Trademarks

Other registered trademarks and tradenames used by us include: Betnet™, MegaBingo®, MegaMania®, MegaNanza™, and Reel Time Bingo™. All references herein to those trademarks and tradenames are deemed to include the applicable tradename or trademark designation.

RESULTS OF OPERATIONS

The following tables outline our end-of-period and average installed base of player stations for the three months ended June 30, 2003 and 2002:

	Three Months Ended June 30,
	2003	2002
End-of-period installed player station base:
Class II
Reel Time Bingo	6,686	1,024
MegaNanza	883	3,579

New Generation Platform	7,569	4,603
Legacy Platform	1,675	2,472
Class III	2,455	2,093

	Three Months Ended June 30,
	2003	2002
Average installed player station base:
Class II
Reel Time Bingo	5,840	337
MegaNanza	1,112	3,860

New Generation Platform	6,952	4,197
Legacy Platform	1,731	2,531
Class III	2,244	2,084

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Total revenues increased 22% to $96.0 million during the three months ended June 30, 2003, from $78.6 million in the same period in 2002, primarily as the result of an $8.0 million, or 11%, increase in Class II gaming revenue, and a $9.9 million, or 391% increase in player station and license sale and lease revenue. Partially offsetting these increases were a decrease in Class III gaming revenue of $562,000, and a decrease in MegaBingo revenue of $294,000. Specifically, for the three months ended June 30, 2003:

Gaming Revenue – Class II

•	New Generation games generated revenues of $72.3 million, compared to $60.4 million in the same period in 2002, or a 20% increase, based on an average of 6,952 and 4,197 player stations in daily operation during each of the respective periods.

•	There was an average of 1,731 Class II Legacy player stations in daily operation, a 32% decrease from 2,531 in the same period of 2002, as certain tribal gaming facilities replaced Legacy player stations with higher-performing units.

•	MegaBingo revenues decreased to zero from $294,000 in the same period of 2002. The decrease in MegaBingo revenues was the result of discontinuing game play during mid-February 2003 and holding the final MegaBingo championship game in April 2003.

Gaming Revenue – Class III

•	Total gaming revenues from Class III video lottery systems, which primarily consist of rental and back-office fees, decreased 35% to $1.1 million, from $1.6 million for the same period in 2002. The decrease in Class III gaming revenue was primarily due to a customer converting from equipment rental to purchase in the last quarter of fiscal 2002, and the resulting decrease in our Class III rental fees. The decrease in Class III rental fees was partially offset by a 25% increase in Class III back-office fees to $928,000 in the three months ended June 30, 2003, from $745,000 during the same period of 2002, resulting from a 8% increase in the average number of Class III VLTs in service to 2,244 units, from 2,084 units in the prior period.

Player Station and License Sale and Lease Revenue

•	Player station and license sale and lease revenue increased by 391% to $12.5 million, from $2.5 million in the same period of 2002. Two customers opened new facilities, and a lease-purchase customer converted to a purchase during the quarter, resulting in the sale of 1,062 Class III player stations.

Allotments to hall operators increased 11% to $58.0 million for the three months ended June 30, 2003, from $52.4 million in the same period of 2002. The increase in allotments to hall operators was attributable to the increase in hall commissions related to our Class II gaming, and is commensurate with the overall increase in our Class II gaming revenue. MegaBingo hall commissions decreased to zero, which relates to the decline in related MegaBingo revenues discussed above.

Bingo prizes and related costs decreased 83% to $68,000 for the three months ended June 30, 2003, from $395,000 in the same period of 2002. The costs during the current quarter relate to the final MegaBingo championship game held in April 2003.

Cost of player stations and licenses sold increased $6.0 million, or 450%, to $7.3 million for the three months ended June 30, 2003, from $1.3 million in the same period of 2002. The increase is due to the increase in related revenue discussed above.

Selling, general and administrative expenses increased 11% to $10.6 million for the three months ended June 30, 2003, from $9.6 million in the same period of 2002. Salaries and wages and employee benefits increased primarily as a result of additional personnel hired to address our gaming network and development needs. The need for additional office space, due to a greater number of employees, increased rent expense. Travel costs increased due to the greater number of employees and the pursuit of new business. Legal and professional fees increased primarily as a result of increased legal and professional services for research into new products and markets. Repairs and maintenance and insurance increased due to the greater number of player stations in the field during the quarter ended June 30, 2003, compared to the same quarter in 2002. During the quarter ending June 30, 2002, offering costs of $780,000 related to an abandoned public offering were written off.

Amortization and depreciation expense increased 52% to $5.5 million for the three months ended June 30, 2003, from $3.6 million for the same period of 2002, primarily as a result of a 66% increase in the average installed base of New Generation player stations. The increase in player station depreciation on participation games during the June 2003 quarter was partially offset by accelerated depreciation on player stations under lease-purchase arrangements with customers having payment terms under one year during the same period in 2002.

Interest income decreased 6% to $71,000 for the three months ended June 30, 2003, from $76,000 in the same period of 2002.

Interest expense amounted to $187,000 for the three months ended June 30, 2003, and $10,000 in the same period of 2002, as the result of an increase in long-term debt and capital leases compared to the same quarter in fiscal 2002.

Income tax expense increased 21% to $5.5 million for the three months ended June 30, 2003, from $4.5 million in the same period of 2002, due to higher taxable income. The effective tax rate decreased to 38.3% for the three months ended June 30, 2003, from 39.9% in the same period of 2002, as a result of lower-than-expected blended state income tax rates.

Nine Months Ended June 30, 2003 Compared to the Nine Months Ended June 30, 2002

Total revenues increased 26% to $269.6 million during the nine months ended June 30, 2003, from $213.5 million in the same period in 2002, primarily as the result of a $48.0 million, or 24% increase in Class II gaming revenue, and a $9.2 million, or 147% increase in player station and license sale and lease revenue. Partially offsetting these increases were a decrease in Class III gaming revenue of $1.3 million, and a decrease in MegaBingo revenue of $571,000. Specifically, for the nine months ended June 30, 2003:

Gaming Revenue – Class II

•	New Generation games generated revenues of $218.1 million, compared to $158.8 million in the same period in 2002, a 37% increase, based on an average of 6,341 and 3,426 player stations in daily operation during each of the respective periods.

•	There was an average of 2,068 Class II Legacy player stations in daily operation, a 25% decrease from 2,758 in the same period of 2002, since we experienced a higher-than-historical removal rate during the current period as certain tribal gaming facilities replaced Legacy player stations with higher-performing units.

•	MegaBingo revenues decreased 59% to $392,000, from $963,000 in the same period of 2002. This decrease in MegaBingo revenues was the result of discontinuing game play during mid-February 2003 and holding the final MegaBingo championship game in April 2003.

Gaming Revenue – Class III

•	Total gaming revenues from Class III video lottery systems, which consist of rental and back-office fees, decreased 29% to $3.1 million, from $4.4 million for the same period in 2002. The decrease in Class III gaming revenue was primarily due to a customer converting from equipment rental to purchase in the last quarter of fiscal 2002, and the resulting decrease in our Class III rental fees. The decrease in Class III rental fees was partially offset by a 23% increase in Class III back-office fees to $2.6 million in the nine months ended June 30, 2003, from $2.1 million during the same period of 2002, resulting from a 20% increase in the average number of Class III VLTs in service to 2,156 units, from 1,803 units in the prior period.

Player Station and License Sale and Lease Revenue

•	Player station and license sale and lease revenue increased by 147% to $15.6 million, from $6.3 million in the same period of 2002. Two customers opened new facilities, and a lease-purchase customer converted to a purchase during the quarter, resulting in the sale of 1,062 player stations.

Allotments to hall operators increased 23% to $175.6 million for the nine months ended June 30, 2003, from $142.8 million in the same period of 2002. The increase in allotments to hall operators was attributable to the increase in hall commissions related to our Class II gaming, and is commensurate with the overall increase in our Class II gaming revenue. Hall commissions related to MegaBingo decreased 80%, which relates to the decline in related MegaBingo revenues discussed above.

Bingo prizes and related costs increased 4% to $1.2 million for the nine months ended June 30, 2003, from $1.1 million in the same period of 2002, resulting from the costs associated with the final MegaBingo championship game.

Cost of player stations and licenses sold increased $4.6 million, or 110%, to $8.7 million for the nine months ended June 30, 2003, from $4.1 million in the same period of 2002. The increase is due to the increase in related revenue discussed above.

Selling, general and administrative expenses increased 20% to $29.7 million for the nine months ended June 30, 2003, from $24.7 million in the same period of 2002. Salaries and wages and employee benefits increased primarily as a result of additional personnel hired to address our gaming network and development needs and the pursuit of new business. The need for additional office space, due to a greater number of employees, increased rent expense. Travel costs increased due to the greater number of employees and the pursuit of new business. Legal and professional fees increased primarily as a result of increased legal and professional services for research into new products and markets. Repairs and maintenance and insurance increased due to the greater number of player stations in the field during the nine months ended June 30, 2003, compared to the same period in 2002. During fiscal 2002, offering costs of $780,000 related to an abandoned public offering were written off.

Amortization and depreciation expense increased 45% to $15.1 million for the nine months ended June 30, 2003, from $10.4 million for the same period of 2002, primarily as a result of an 85% increase in the average installed base of New Generation player stations. The increase in player station depreciation on participation games during the nine months ended June 30, 2003 was partially offset by accelerated depreciation on player stations under lease-purchase arrangements with customers having payment terms under one year during the same period in 2002.

Interest income increased 39% to $263,000 for the nine months ended June 30, 2003, from $189,000 in the same period of 2002, primarily resulting from higher interest-bearing cash balances during 2003.

Interest expense amounted to $245,000 for the nine months ended June 30, 2003, and $38,000 for the same period in 2002, increasing as the result of an increase in long-term debt and capital leases, compared to the same period in fiscal 2002.

Income tax expense increased 27% to $15.0 million for the nine months ended June 30, 2003, from $11.9 million in the same period of 2002, due to higher taxable income. The effective tax rate decreased to 38.3% for the nine months ended June 30, 2003, from 39.2% in the same period of 2002, as a result of lower-than-expected blended state income tax rates.

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

Revenue Recognition. We derive our Class II gaming revenues primarily from participation arrangements with our customers. Under participation arrangements, we retain ownership of player stations installed at our customers’ tribal gaming facilities, and receive revenue based on a percentage of the hold per day generated by each player station. We report the network-wide hold as gaming revenue. The hold represents the total amount end users wager, less the total amount paid to end users for prizes. Amounts retained by the halls for their share of the hold are reported in our results of operations as “allotments to hall operators,” and are deducted from our total revenues to arrive at our net revenues.

The majority of our Class III VLTs have been sold to customers outright, for a one-time purchase price, and are reported in our results of operations as “player station and license sale and lease revenue.” Certain game themes used by us in the Class III market have been licensed from third parties and are resold to customers along with our Class III VLTs. Revenues from sales of Class III VLTs and the sale of player station licenses are recognized when the units are delivered to the customer and the licensed games installed. For the remainder of our Class III VLTs, we enter into either participation arrangements similar to those for our Class II player stations, or lease-purchase arrangements. Under lease-purchase arrangements, we receive a series of lease payments based on a percentage of the customer’s hold per day generated from the leased VLTs. At the end of the lease period, we transfer ownership of the VLTs to the customer.

In our Class III market, we also receive back-office fees based on a share of the hold per day. Back-office fees cover the service and maintenance costs for our back-office servers installed in each hall to run our Class III games, as well as the related cost of software updates. For those Class III VLTs sold to our customers, the back-office fees are considerably smaller than the revenue share we receive from Class II player stations being rented under participation arrangements. Accordingly, we derive our Class III revenues to a greater extent from VLT sales when compared to participation arrangements in the Class II market.

Inventory. Our current inventory consists primarily of completed Class III VLTs, and components for Class III VLTs we expect to sell to customers within the next year. Our non-current inventory comprises both completed Class II player stations, and new and refurbished components for Class II player stations we expect to place under participation arrangements under which we retain title to the unit. Class II units are transferred from non-current inventory to property and equipment upon consummation of participation arrangements, and as such units are placed with customers.

Property and Equipment. We state property and equipment at cost. The cost of property and equipment is depreciated over their estimated useful lives generally using the straight-line method for financial reporting, and accelerated methods for tax reporting purposes. A substantial portion of our property and equipment is depreciated over two to seven years. Player stations placed with customers under lease arrangements where player station ownership is conveyed to the customer at the end of the lease term is depreciated over the shorter of the lease term or three years. Property and equipment includes a “pool” of rental player stations, i.e., the “rental pool.” Rental pool units are those which have previously been in the field, but are currently back at our facility being refurbished and/or awaiting redeployment. Routine maintenance of property and equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated useful life of the component. Sales and retirements of depreciable property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in operations.

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

Stock-Based Compensation. We apply Accounting Principles Board Opinion, or APB, No. 25 in accounting for our stock option plans, rather than the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under APB No. 25, no compensation expense is recognized for grants of options to common-law employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on our grants during the three and nine months ended June 30, 2003 and 2002, no compensation expense has been recognized.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not expect the adoption of this Statement will have a material impact on our financial position and results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as temporary equity. SFAS No. 150 will be effective for financial instruments entered into or modified after May 31, 2003, and otherwise shall be effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement did not have a material impact on our financial position and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, we had unrestricted cash and cash equivalents of $19.0 million, compared to $15.2 million at September 30, 2002. Our working capital at June 30, 2003 was $22.2 million, compared to $11.5 million at September 30, 2002.

As of June 30, 2003, our total contractual cash obligations were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt(1)	$1,737	$3,285	$1,245	$—	$6,267
Capital leases(2)	958	1,933	—	—	2,891
Operating leases(3)	1,399	2,003	1,943	668	6,013
Purchase commitments(4)	2,925	1,875	—	—	4,800
Payments due under employment agreement(5)	250	500	500	2,645	3,895
Gaming facility development arrangements(6)	6,400	—	—	—	6,400

Total	$13,669	$9,596	$3,688	$3,313	$30,266

(1)	Consists of various three to five year loans for the purchase of automobiles and property and equipment at an overall average annual interest rate of 8.0%, and a five-year loan related to financing our corporate aircraft at an annual interest rate of LIBOR plus 2.75%.
(2)	Consists of various three-year capital leases for property and equipment at an overall average annual interest rate of 8.4%.
(3)	Consists of operating leases for our facilities and office equipment that expire at various times through 2007.
(4)	Consists of commitments to purchase player stations and third-party licenses.
(5)	Represents the present value of the expected future payments due, based on life expectancy tables, to Gordon Graves for his non-compete agreement entered into under his Employment Agreement, further discussed under “PART I – Item 1. Financial Statements – Commitments and Contingencies.”
(6)	Represents commitments for payments toward development and construction and/or expansion of tribal gaming facilities.

During the nine months ended June 30, 2003, we generated cash from operations of $22.8 million, compared to $29.3 million for the same period in 2002. This decrease was primarily the result of an increase in cash used for purchases of inventory of $5.1 million and an increase in notes receivable of $4.4 million, partially offset by an increase in net income to $24.3 million for the nine months ended June 30, 2003, from $18.5 million for the same period in 2002, and an increase in amortization and depreciation expense of $4.6 million.

Cash used in investing activities was $25.8 million for the nine months ended June 30, 2003, compared to $23.0 million for the same period in 2002. The increase was the result of an increase in amounts advanced for real property and land improvements related to the development of tribal gaming facilities of $4.8 million, offset by a decrease in cash capital expenditures to $21.0 million for the nine months ended June 30, 2003, compared to $23.0 million during the for the same period of 2002. During the nine months ended June 30, 2003, cash capital expenditures consisted of $8.9 million related to the placement of player stations and related gaming equipment, $4.7 million related to costs incurred during the nine months for tribal gaming facilities, $3.4 million related to internally developed software, $869,000 related to the purchase of portable buildings used for temporary expansion of gaming facilities, and the remaining $3.1 million related to corporate infrastructure and other asset purchases.

Cash provided by financing activities was $6.7 million for the nine months ended June 30, 2003, compared to $8.4 million for the same period in 2002. For the nine months ended June 30, 2003, we received proceeds from the exercise of stock options and warrants and the related tax benefit totaling $2.9 million, compared to $7.8 million during the same period in 2002. Cash flow provided by financing activities for the nine months ended June 30, 2003 also included proceeds from long-term debt of $2.5 million drawn on the term loans under the Credit Facility and $1.7 million related to financing our corporate aircraft.

Capital Resources

Our projected capital expenditures for the remainder of the year will consist of player stations and related gaming equipment that are placed with our Class II customers under participation arrangements, substantial capital outlays in connection with the joint development of new and expanded tribal gaming facilities, for the build-out of the central system for the New York Lottery project described in further detail below, and may include substantial capital expenditures in connection with potential acquisitions. In pursuing our acquisition strategy and our strategy to partner with current and prospective customers to jointly develop tribal gaming facilities that will house our player stations, we may make expenditures that could significantly affect our cash flow and liquidity, and use a significant portion of both our cash flow from operations and any proceeds we receive from debt or equity financing we might undertake. Our total capital expenditures will depend upon the number of player stations that we are able to place in service during the year, and the number and size of tribal gaming facilities we choose to develop. Additional capital expenditures will be required for player stations if we are successful in introducing our games into new markets, such as the charity bingo market. In addition to manufacturing our own, we also purchase player stations from Bally and WMS, and licenses from Bally, WMS and Mikohn.

In May 2002, the New York Lottery notified us that it had selected us as the winning vendor to provide the central system for video lottery games to be operated at certain New York State racetracks. On December 17, 2002, we executed a definitive agreement to provide the central system, and submitted it to the New York Lottery. On April 10, 2003, a final approved and signed contract was obtained from the New York State Comptroller and Attorney General. During January 2003, we secured $12.0 million in vendor-based financing to lease equipment for the New York Lottery project and the build-out of the central system. As of June 30, 2003, we had acquired $3.3 million of the anticipated $15.8 million in equipment and third-party software required to develop, produce and implement the central system. During the nine months ended June 30, 2003, we also capitalized $1.6 million related to the internal development of a central system, and expect to capitalize additional internal development costs in the future.

During the nine months ended June 30, 2003, we entered into three development agreements (further described under “PART I – Item 1. Financial Statements – Commitments and Contingencies”) with our customers to provide up to $15.7 million towards the construction of a new tribal gaming facility and the expansion of two facilities. The development agreements typically require that some or all of the construction advances be repaid to us. As of June 30, 2003, we had advanced a total of $9.3 million under such agreements, and expect to advance the remaining $6.4 million over the next twelve months.

We believe that our existing unrestricted cash and cash equivalents and cash from operations can sustain our current operations, which could include a portion of the financing required from us in connection with development projects, depending upon the timing and mix of those projects. In addition, we maintain a $15 million Credit Facility (further described under “PART I – Item 1. Financial Statements – Significant Accounting Policies”) with Comerica Bank, subject to certain availability calculations, to provide access to funds that might be required for working capital needs resulting from the timing of our development activities and player station placements. There can be no assurance, however, that our business will continue to generate cash flow at current levels. Our performance and financial results are, to a certain extent, subject to general conditions in or affecting the Native American gaming industry, and to general economic, political, financial, competitive, and regulatory factors beyond our control. There can be no assurance that sufficient funds will be available to enable us to make necessary capital expenditures and to make discretionary investments in the future.

Stock Repurchase Authorizations

Our Board of Directors authorized us to repurchase 450,000 shares of our common stock, effective April 2000, and an additional 1,500,000 shares of our common stock, effective September 2001. The timing and total number of shares repurchased will depend upon prevailing market conditions and other investment opportunities. During fiscal 2002, we repurchased 606 shares of our Common Stock at an average cost of $28.33. During fiscal 2001, we repurchased 831,865 shares of our Common Stock at an average cost of $6.31. During the nine months ended June 30, 2003, we settled stockholders’ notes receivable in exchange for 30,858 shares of our Common Stock, at a price of $20.87 per share. At June 30, 2003, we had approximately 3.4 million options outstanding, with exercise prices ranging from $1.33 to $30.95 per share. Of the options outstanding, approximately 1.3 million were exercisable at June 30, 2003.

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

The Johnson Act broadly defines “illegal games” and “illegal equipment” to include any “machine or mechanical device” designed “primarily” for gambling, that, when operated, delivers money to a player “as the result of the application of an element of chance.” Trying to accommodate this broad definition of “illegal games” and “illegal equipment” within the provisions of IGRA that are expressly intended to encourage the legal use by tribes of Class II “electronic, computer, or other technological aids” has created a continuing source of friction between regulatory authorities, vendors of Class II games and electronic player stations, and the Native American customers who use these Class II games and player stations at their gaming facilities. On June 17, 2002, the NIGC published final rules, effective July 16, 2002, defining the terms “electronic, computer or other technological aids,” “electronic or electromechanical facsimile,” and “games similar to bingo” as used in IGRA, which may over time provide guidance and greater clarity in this area.

In a recent decision of the United States Court of Appeals for the Tenth Circuit (Seneca-Cayuga Tribe of Oklahoma, et al. vs. National Indian Gaming Commission, et al., decided April 17, 2003), a federal court for the first time considered the applicability of the Johnson Act to Class II gaming in light of the June 17, 2002, NIGC regulations, and held that the Johnson Act did not prohibit the use of devices that constituted technological aids within the meaning of IGRA. In reaching its decision, the Tenth Circuit gave significant deference to the NIGC and its rule-making process that defined “technological aids.” Similar deference to the NIGC in adopting these new regulations was afforded by the United States Court of Appeals for the Eighth Circuit in a case decided in favor of the Santee Sioux Tribe of Nebraska in March, 2003. We cannot predict whether the decisions of the Eighth and Tenth Circuits will be followed as law by other courts, absent an appeal to the Supreme Court that upholds either decision. However, should the case be followed by other courts, the threat of enforcement actions by the Department of Justice, or DOJ, should be significantly reduced.

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

Notwithstanding the recent decisions of the Eighth and Tenth Circuits and the new regulations adopted by the NIGC, we believe that the legality of our activities remains subject to regulatory challenges, litigation, and enforcement actions by multiple regulatory bodies. Any such action could materially and adversely affect our ability to install and operate our games and electronic player stations, could be costly to defend, and could divert management’s time and attention away from our operations. See “Certain Risk Factors – We are awaiting an opinion from the NIGC on Reel Time Bingo; if the NIGC rules that Reel Time Bingo is a Class III game, or imposes requirements as a condition to issuing a favorable Class II opinion that render our games less enjoyable than other competing sources of gaming or entertainment, we may lose revenue in the Class II market.”

We cannot assure you that new laws and regulations relating to our business will not be enacted, or that existing laws and regulations will not be amended or reinterpreted in a manner adverse to our business. Any regulatory change could materially and adversely affect the installation and use of existing and additional player stations, games and systems, and our ability to generate revenues from some or all of our Class II games. Regulatory uncertainty also increases our cost of doing business. We dedicate significant time and incur significant expense on new game development without any assurance that the NIGC or other federal, state and local agencies or Native American governments will agree that each of our games meets applicable regulatory requirements. We also devote significant time and expense in dealing with federal, state and Native American agencies having jurisdiction over Native American gaming, and in complying with the various regulatory regimes that govern our business.

We are awaiting an opinion from the NIGC on Reel Time Bingo; if the NIGC rules that Reel Time Bingo is a Class III game, or imposes requirements as a condition to issuing a favorable Class II opinion that render our games less enjoyable than other competing sources of gaming or entertainment, we may lose revenue in the Class II market.

On April 15, 2002, we received an Advisory Opinion from the Deputy General Counsel of the NIGC, stating that MegaNanza and its related family of games were Class III games as defined by IGRA. On April 18, 2002, we filed a lawsuit against the NIGC in the United States District Court for the Northern District of Oklahoma, seeking a judicial declaration that our MegaNanza family of games are Class II games. MegaNanza operates in what is called “nonstandard sequence,” or in a “bonanza-bingo” style, meaning that the ball draw occurs before bingo cards are sold to players. On June 14, 2002, the NIGC, represented by and acting through the DOJ, filed a motion to dismiss the case, claiming the Court lacked jurisdiction on various procedural grounds. After the NIGC Commissioner issued a Notice of Violation, or NOV, to our largest MegaNanza customer on June 17, 2002, the court granted our motion seeking the issuance of a temporary restraining order against the NIGC from taking any enforcement actions against any of our customers for playing MegaNanza.

Notwithstanding the existence of the temporary restraining order against the NIGC, as a result of the issuance of the NOV, our largest MegaNanza customer and certain other customers discontinued playing MegaNanza, and requested that we install Reel Time Bingo, a “standard sequence” bingo game, meaning that the ball draw occurs after the bingo cards are sold.

On September 10, 2002, the Court granted the motion by the DOJ to dismiss our action for lack of jurisdiction by the Court, which did not address the substantive merits of our claim that MegaNanza was a legal Class II game. As a consequence of the dismissal, the temporary restraining order was dissolved, and the NIGC was no longer prohibited from issuing additional NOVs or from taking further enforcement actions. We appealed the granting of the motion to dismiss to the United States Court of Appeals for the Tenth Circuit. Prior to the Tenth Circuit’s taking any action on the our appeal, we entered into a Settlement Agreement with the NIGC that established a “fast-track” process for the NIGC to consider and issue its opinion on the classification of a version of Reel Time Bingo. We have already introduced one of these versions, and we intend to introduce others in the future that will completely replace MegaNanza. In return for the fast-track process, we immediately dismissed with prejudice our pending appeal before the Tenth Circuit.

We, along with several of our tribal customers remain in discussions with the NIGC regarding the attributes of a version of RTB 2 that the NIGC would require before it will issue its opinion on a version of RTB 2. We believe that several of the attributes of RTB 2 recently requested by the NIGC are not required by applicable law, NIGC regulations or case law, but rather represent preferences and, therefore, should not be germane to the classification of RTB 2. Indeed, several of the recently requested changes have been found by every federal district and appeals court to have considered the issue as being permissible attributes of Class II gaming. Despite these differences, we remain optimistic that we will ultimately receive a satisfactory opinion from the NIGC that a version of RTB 2 is a legal Class II game; however, no assurance to that effect can be given due to the uncertainties inherent in dealing with any federal agency.

Once the NIGC opinion is issued, the Settlement Agreement stipulates the NIGC is required to notify all Class II tribes of its position on electronic bonanza-bingo style games. We believe that once the competitive landscape is leveled, that our technology and gaming development teams will continue to develop new and exciting games that are superior to those of the competition, and that we will capture a meaningful portion of the entertainment dollars in the Class II market that are currently played on competitors’ bonanza-bingo style games.

We cannot predict what the opinion of the NIGC will be, or what enforcement actions, if any, the NIGC will take against bonanza-bingo style games or other non-Class II games offered by our competitors.

Our future performance will depend on our ability to introduce new games and enhancements that are widely accepted and played.

Our revenue growth has been driven primarily by our technological innovations and the increased size and use of our installed player station base. Our New Generation gaming platform allows us to produce games that play faster than our Legacy games and generate increased revenues for us and for our customers. In January 2001, we introduced MegaNanza, our first game based on the New Generation platform. In June 2002, we introduced our second game based on the New Generation platform, Reel Time Bingo, a high-speed standard sequence bingo game.

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

However, we may experience delays in game development in the future, or we may not be successful in developing, introducing and marketing new games or game enhancements on a timely and cost effective basis. In addition, our new games may be subject to challenge by the NIGC, the DOJ, or some other regulatory or law enforcement agency based on IGRA, the Johnson Act or some other regulatory mandate. If we are unable, for technological or other reasons, to develop and introduce new games or enhancements of existing products in a timely manner in response to changing regulatory, legal or market conditions or customer requirements, or if new products or new versions of existing products do not achieve market acceptance, or if uneven NIGC enforcement policies cause us to continue facing competition from bonanza-bingo style games or other non-Class II games offered by our competitors, our business would be seriously harmed.

We are dependant upon a few customers who are based in Oklahoma.

For the nine months ended June 30, 2003, two tribes in Oklahoma accounted for approximately 22% and 18% of our gaming revenues.

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

We compete for customers and end users with other vendors of Class II and Class III games. We also compete for end users with other forms of entertainment. To remain competitive, the NIGC must even-handededly enforce its own rules and regulations, and we must continue to develop new game themes and systems that appeal to end users.

We compete with other Class II vendors for customers, primarily on the basis of the amount of profit our gaming products generate for our customers in relation to gaming products offered by other vendors. We believe that the most important factor influencing our customers’ product selection is the appeal of those products to end users. This appeal has a direct effect on the volume of play by end users, and drives the amount of revenues generated for and by our customers. Our ability to remain competitive depends primarily on our ability to continuously develop new game themes and systems that appeal to end users, and to introduce those game themes and systems in a timely manner. In addition, our new or modified gaming products intended for the Class II market must be designed and operated to meet Class II gaming requirements that are evenly enforced against all Class II vendors. We cannot assure you that we will continue to develop and introduce appealing new game themes and systems that meet the emerging requirements of Class II gaming in a timely manner, or at all. In addition, there can be no assurance that others will not independently develop games similar to our Class II games, or that competitors will not introduce non-Class II games that unfairly compete in the Class II market.

As the market grows, and the rules and regulations governing Class II gaming are clarified by court decisions and by improved rule-making and enforcement procedures at the NIGC, we anticipate increased competition in the interactive electronic Class II gaming market. As a result, we believe new competitors with significant gaming experience and financial resources will enter the market. We believe the increased competition will intensify pressure on our pricing model. In the future, gaming providers will compete on the basis of price as well as the entertainment value and technological superiority of their products. While we will continue to compete by regularly introducing new and faster games with technological enhancements that we believe will appeal to end users, we believe that the net revenue retained by our customers from their installed base of player stations will become a more significant factor, one that may require us to change the terms of our participation arrangements with customers. Consequently, we believe that a simple business model based upon the average hold per player station per day will become less relevant in predicting our performance, as the totality and the mix of our participation arrangements with customers become less standardized and more complex.

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

We are seeking to expand our business by jointly developing or expanding gaming and related facilities with our customers. We have limited experience with these activities and may not realize a satisfactory return, if any, on our investment, and we could lose some or all of our investment.

We are jointly developing gaming and related facilities on Native American land where we can install our games and player stations. During the nine months ended June 30, 2003, we entered into three such agreements to jointly develop and provide financing to construct and/or expand three tribal gaming facilities. We also may seek to enter into strategic relationships and provide financing and development services for new or expanded gaming and related facilities for our customers. We cannot assure you that the anticipated benefits of any strategic relationship or financing will be realized.

In connection with one or more of those transactions, we may:

•	Issue additional equity securities which would dilute existing stockholders;
•	Extend secured and unsecured credit which may not be repaid;
•	Incur debt on terms unfavorable to us or that we are unable to repay; and
•	Incur contingent liabilities.

We have limited experience in these types of activities. Accordingly, a strategic relationship, development effort or financing may result in unforeseen operating difficulties, financial risks or required expenditures that could adversely affect our liquidity. It may also divert the time and attention of our management that would otherwise be available for ongoing development of our business. As a result of providing financing or development services to our customers, we may not realize a satisfactory return, if any, on our investment, and we could lose some or all of our investment. See “Part I – Item 1. Financial Statements – Commitments and Contingencies – Development Agreement.”

We believe diversification from Native American gaming activities is critical to our growth strategy. Our expansion into non-Native-American gaming activities will present new challenges and risks that could adversely affect our business or results of operations.

Our growth strategy includes selling our games and technology into segments of the gaming industry other than Native American gaming, principally the charity bingo market and new jurisdictions authorizing VLTs. In April 2003, we finalized and executed a contract with the New York Lottery to provide the central system for video lottery games to be operated at New York State “racinos.”

These activities are not currently subject to a nationwide regulatory system such as the one created by IGRA to regulate Native American gaming, so regulation is on a state-by-state basis. In addition, federal laws relating to gaming, such as the Johnson Act, which regulates slot machines and similar gambling devices, would also apply to new video lottery jurisdictions, absent authorized state law exemptions. If we were to expand into these new markets, we would expect to encounter legal and regulatory uncertainties similar to those we face in our Native American gaming business. Successful growth in accordance with this strategy may require us to make certain changes to our games to ensure that they comply with applicable regulatory regimes, and may require us to obtain additional licenses. Importantly, in certain jurisdictions and for certain venues, our ability to enter these markets will depend on effecting changes to existing laws and regulatory regimes. The ability to effect these changes is subject to a great degree of uncertainty and may never be achieved. We cannot assure you that we will be successful in entering into other segments of the gaming industry.

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

If we are unable to effectively develop and operate within these segments, then entering into these new segments could have a material adverse effect on our business, operating results and financial condition. Moreover, if we are unsuccessful in our attempt to diversify to new lines of business, or if a specific project such as the New York Lottery racino project generates significantly less revenue than anticipated, our ability to grow and diversify our revenue streams may be impaired.

We may not be successful in protecting our intellectual property rights or avoiding claims that we are infringing upon the intellectual property rights of others.

We rely upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect our proprietary rights and technology, but these laws and contractual provisions provide only limited protection. We rely to a greater extent upon proprietary know-how and continuing technological innovation to maintain our competitive position. Insofar as we rely on trade secrets, unpatented know-how and innovation, there is no assurance that others will not independently develop similar technology or that secrecy will not be breached. The issuance of a patent does not necessarily mean that our technology does not infringe upon the intellectual property rights of others. Accordingly, we cannot assure you that we will not be subject to infringement claims from other parties. Problems with patents or other rights could increase the cost of our products, or delay or preclude new product development and commercialization. If infringement claims against us are valid, we may seek licenses that might not be available to us on acceptable terms or at all. Litigation could be costly and time consuming, but may be necessary to protect our proprietary rights or to defend against infringement claims. We could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others or in asserting claims against others.

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

Our contracts with our customers are on a year-to-year or multi-year basis, and we have no written contract with our largest customer. We do not rely upon the stated term of our customer contracts to retain the business of our customers. We rely instead upon providing competitively superior player stations, games and systems to give our customers the incentive to continue doing business with us. At any point in time, a significant portion of our business is subject to non-renewal, which could materially and adversely affect our earnings and financial condition.

Changes in regulation or regulatory interpretations could require us to modify the terms of our contracts with customers.

The NIGC has considered the provisions of the agreements under which we provide our Class II games, equipment and services, and has determined that these agreements are “service agreements” and are not “management contracts.” Management contracts are subject to additional regulatory requirements and oversight. Our contracts could be subject to further review at any time. Any further review of these agreements by the NIGC could require substantial modification to our agreements and result in their redesignation as management contracts, which could materially and adversely affect the terms on which we conduct our business.

If our key personnel leave us, our business will be significantly adversely affected.

We depend on the continued performance of the members of our senior management team and our technology team. If we were to lose the services of any of our senior officers, our directors or any member of our technology team, and could not find suitable replacements for such persons in a timely manner, it could have a material adverse effect on our business.

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

Our network is susceptible to outages due to fire, floods, power loss, break-ins, cyber attacks and similar events. We have multiple site back-up for our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses and break-ins; similar disruptions from unauthorized tampering with our computer systems in any such event could have a material adverse effect on our business, operating results and financial condition.

Adverse weather conditions in the areas in which we operate could have a material adverse effect on our results of operations and financial condition.

Adverse weather conditions, particularly flooding, tornadoes, heavy snowfall and other extreme weather conditions often deter our end users from traveling or make it difficult for them to frequent the sites where our games are installed. If any of the those sites were to experience prolonged adverse weather conditions, or if the sites in Oklahoma where a significant number of our games are installed were to simultaneously experience adverse weather conditions, our results of operations and financial condition would be materially adversely affected.

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

Oneida Litigation. On June 27, 2002, the Oneida Indian Nation filed a complaint against us in the United States District Court for the Western District of Washington alleging our infringement of two patents owned by the Oneida Nation relating to a cashless system. On April 23, 2003, the parties agreed to dismiss the case without prejudice and with a tolling agreement.

Other Litigation. We are a defendant in a lawsuit filed in the Federal Court for the Western District of Oklahoma alleging that we tortiously interfered with a contract between the plaintiff and a Native American tribe that granted the plaintiff the exclusive right to provide gaming machines to the tribe. In July 2003, the plaintiff stated its claim for damages in an amount ranging between $5.6 million and $13.2 million. The case was originally scheduled for a jury trial in August 2003, but at the plaintiff’s request has been rescheduled for trial in September 2003. We believe that the plaintiff’s cause of action is without merit and that we will prevail in the litigation. Accordingly, as of June 30, 2003, we have not recorded a provision for any losses that may result from the outcome of the trial; however, we can make no assurance as to the outcome, due to the inherent uncertainties in any jury trial.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See Exhibit Index.

(b)	Reports on Form 8-K

On April 29, 2003 we filed a Report on Form 8-K announcing the issuance of an earnings release for the three and six months ended March 31, 2003.

On August 5, 2003 we filed a Report on Form 8-K announcing the issuance of an earnings release for the three and nine months ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multimedia Games, Inc.

Dated August 14, 2003	By:	/s/ Craig S. Nouis
Craig S. Nouis Chief Financial and Principal Accounting Officer

EXHIBIT NO.	TITLE	LOCATION
3.1	Amended and Restated Articles of Incorporation	(3)
3.2	Bylaws	(1)
10.1	Form of Integrated Gaming Services Agreement	(1)
10.2	Contingent Grand Prize Risk Assumption Agreement dated October 1, 1995, between the Company and SCA Promotions, Inc.	(2)
10.3	1994 Employee Stock Option Plan	(1)
10.4	1994 Director Stock Option Plan	(1)
10.5	1996 Stock Incentive Plan, as amended	(6)
10.6	President’s Plan	(5)
10.7	1998 Senior Executive Stock Option Plan	(6)
10.8	2000 Stock Option Plan	(6)
10.9	2001 Stock Option Plan	(7)
10.10	Stockholder Rights Plan	(4)
10.11	Special Services Contract executed August 14, 2000 with John Winkelman	(8)
10.12	Consulting Agreement dated November 9, 2000 with Martin Keane	(8)
10.13	2002 Stock Option Plan	(9)
10.14	Employment Agreement executed March 26, 2003 between the Company and Gordon Graves	(9)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	(10)

31.2	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	(10)

32.1	Certification Pursuant To U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002.	(10)

(1)	Indicates incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1994.

(2)	Indicates incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1996.

(3)	Indicates incorporated by reference to our Form 10-QSB filed with the Commission for the quarter ended March 31, 1997.

(4)	Incorporated by reference to our Registration Statement on Form 8-A, filed with the Commission on October 23, 1998.

(5)	Indicates incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1998.

(6)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on December 1, 2000.

(7)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on October 18, 2002 (File No. 333-100611).

(8)	Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-30721).

(9)	Indicates incorporated by reference to our Form 10-Q filed with the Commission for the quarter ended March 31, 2003.

(10)	Filed herewith.