Form 10-K
period 2003-09-30
MULTIMEDIA GAMES INC
filed 2003-12-29
CIK 896400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-28318

Multimedia Games, Inc.

(Exact name of registrant as specified in its charter)

Texas	74-2611034
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

206 Wild Basin Road, Building B, Fourth Floor Austin, Texas	78746
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (512) 334-7500

Registrant’s website: www.multimediagames.com

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.01 par value

Preferred Share Purchase Rights

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 18, 2003 was approximately $465 million, based upon the last sales price reported for such date on the Nasdaq National Market System. For purposes of this disclosure, shares of common stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of December 18, 2003, the Registrant had 13,424,616 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2004 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Document	Form 10-K Reference
Portions of the Definitive Proxy Statement for the Registrant’s 2004 Annual Meeting of Shareholders	Items 10, 11, 12, 13 and 14 of Part III

This Annual Report on Form 10-K contains forward-looking statements reflecting our current forecast of certain aspects of our future. It is based on current information that we have assessed but which by its nature is dynamic and subject to rapid, and even abrupt changes. Forward-looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, customer and strategic relationships with third parties, our strategy, legal and regulatory uncertainties, including outcomes of pending or new litigation by the Department of Justice, the effects of such outcomes upon our business, changes in existing laws and regulations or in the interpretation of such laws and regulations, the effects of competition in the Class II market by games that we believe are non-Class II games, and the effect of uneven enforcement policies by the National Indian Gaming Commission in challenging such non-Class II games. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate,” or other words that convey uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements, due to risks and uncertainties associated with our business. These risks are described throughout this Annual Report on Form 10-K, which you should read carefully. We particularly refer you to the section under the heading “Risk Factors” for an extended discussion of certain of the risks confronting our business. The forward-looking statements in this Annual Report on Form 10-K should be considered in the context of these risk factors.

PART I

ITEM 1. Business

General

We are the leading supplier of Class II interactive electronic gaming systems, game content and player stations to the rapidly growing Native American gaming market. We design and develop hardware, software networks and content that provide our customers with a comprehensive gaming system. Historically, we have focused our efforts on Class II gaming systems and Class III video lottery systems used primarily by Native American tribes. We have also contracted to supply the central operating system for the state of New York’s video lottery system which will be played at eight race tracks throughout the state.

The Native American gaming market is a highly fragmented segment of the overall gaming industry in the United States. Though not all of the over 550 federally recognized Native American tribes offer gaming, there are over 300 Class II and Class III gaming facilities throughout the United States, with the majority of tribes operating only one facility.

Native American gaming is governed by the Indian Gaming Regulatory Act of 1988, or IGRA, which also established the National Indian Gaming Commission, or NIGC, with certain regulatory powers over Native American gaming. IGRA classifies games that may be played on Native American lands into three categories, each of which is subject to different regulations as follows:

Class I Gaming. Class I gaming includes traditional Native American social and ceremonial games. Class I gaming is regulated exclusively at the Native American tribe level.

Class II Gaming. Class II gaming includes bingo and, if played at the same location where bingo is offered, pull-tabs and other games similar to bingo. Class II gaming is regulated by the individual Native American tribes, with NIGC having oversight of the tribal regulatory process. States that allow bingo and games similar to bingo to be conducted by any other entity or for any other purposes, such as bingo at charities or schools, may not regulate Class II gaming, and therefore receive no tax revenues from income the tribes derive from Class II gaming.

Class III Gaming. Class III gaming includes all other forms of gaming that are not included in either Class I or Class II, including slot machines and most table games. Class III gaming is governed by compacts that must be negotiated between individual states and individual Native American tribes. The compacts typically include provisions entitling the state to receive taxes at an agreed-upon rate from the income a tribe derives from Class III gaming activities.

We believe that all of our Class II games, electronic player stations, and gaming systems are designed and operated to meet the requirements of Class II gaming as defined by IGRA, and that all of our Class III games, Video Lottery Terminals, or VLTs, and gaming systems meet the requirements of the appropriate Native American-state compacts. For a more in-depth discussion of these regulations, see the section under the heading “Governmental Regulation.”

We deliver our Class II games to our Native American customers nationwide through a broadband telecommunications network, which links player stations located both within and among Class II gaming facilities, enabling players to compete against one another in the same game to win pooled prizes. We design and develop hardware, software, networks and content that provide our Native American customers with comprehensive gaming systems. To date, we have primarily focused our development and marketing efforts on Class II gaming systems for use by Native American tribes throughout the U.S., and Class III video lottery systems for use by Native American tribes under compact with the state of Washington.

We currently offer our Class II customers two gaming systems, our Legacy system and our New Generation system. In our Class II gaming markets, we typically provide player stations to our customers on a participation basis, and receive revenue based on a percentage of the hold per day generated by each player station. As of September 30, 2003, we had 10,259 Class II player stations installed in 87 Native American gaming facilities in 12 states, an increase of approximately 34% from the 7,636 player stations installed as of September 30, 2002.

We offer intra-hall linked Class III video lottery systems and terminals, or VLTs, to Native American customers in Washington State. The majority of our Class III VLTs are sold for an up-front purchase price, and we also receive back-office fees based on a percentage of the hold per day generated by each terminal. In addition, we offer Class III VLTs under both rental and lease-purchase programs. As of September 30, 2003, we had 2,851 linked Class III VLTs installed, an increase of approximately 33% from the 2,139 Class III VLTs installed as of September 30, 2002. As of September 30, 2003, our Class III VLTs are located in 11 gaming facilities in Washington State.

The following table sets forth our end-of-period installed player station base by quarter and by product line for each of the four most recent fiscal quarters:

Quarter Ended	Reel Time Bingo	MegaNanza		Legacy	Total Class II Units	Total Class III Units
9/30/2003	8,473	288	*	1,498	10,259	2,851
6/30/2003	6,686	883		1,675	9,244	2,455
3/31/2003	5,478	1,294		1,856	8,628	2,117
12/31/2002	1,840	4,161		2,216	8,217	2,109

*	On October 28, 2003, we filed an 8-K indicating that play on the remaining MegaNanza units was discontinued. All of those units were converted to Reel Time Bingo units.

Through the Investor Relations link on our website, www.multimediagames.com, we make available free of charge, as soon as reasonably practicable after such information has been filed with the SEC, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act.

Multimedia Games, Inc. was incorporated in Texas on August 30, 1991. Unless the context otherwise requires, the terms “Company,” “MGAM,” “we,” “us,” and “our” include Multimedia Games, Inc., and its subsidiaries – MegaBingo, Inc., MGAM Systems, Inc, and Multimedia Services, LLC. Our executive offices are located at 206 Wild Basin Rd. Bldg. B, Fourth Floor, Austin, Texas, 78746, and our telephone number is (512) 334-7500.

Our Strategy

Our strategy is to leverage our position as a supplier of Class II online systems and linked, interactive electronic games and player stations and to place additional units in the rapidly growing Native American gaming market and thereby increase our revenues and expand our business in the Class II and Class III markets. In addition, we plan to use our expertise and technology to develop new products and expand into new markets for interactive gaming. Our strategies include the following:

Expand our Class II installed base with new and existing Native American customers, and enhance our customer relationships and market position through joint development efforts. We seek to continue our growth in our customer base and to place units with new customers to expand our installed base of linked Class II player stations through joint development agreements. Pursuant to these agreements, we advance funds for the construction of new tribal gaming facilities or for the expansion of existing facilities. These agreements provide for repayment of some or all of the amounts advanced. In return, we receive a percentage of the floor space and a fixed percentage of the hold per day from the player stations at the gaming facility. To date, we have completed one facility under one such development agreement, and have signed agreements for seven additional facilities in Oklahoma for an aggregate outstanding commitment to advance approximately $37.3 million.

Exploit potential expansion of new video lottery jurisdictions. We currently provide video lottery technologies to Native American tribes in the state of Washington. There are also ongoing legislative initiatives in a number of other states that, if successful, would permit the play of video lottery games in those states. New York adopted legislation authorizing the placement of VLTs at New York State racetracks. In May 2002, the New York Lottery notified us that we had been selected as the winning vendor to provide the central operating system for its video lottery system. We believe we were selected over our competition primarily on the basis of our proposal’s technological superiority, as well as price and other factors. As a result, we anticipate that we will be able to achieve future growth in the video lottery market by leveraging our experience in the states of Washington and New York, our leadership in technologically advanced game and system design, and our ability to rapidly adapt our game and system technology to satisfy emerging regulatory requirements.

Expand into the charity bingo market. There are ongoing legislative initiatives in a number of jurisdictions that, if successful, we believe would allow the use of our technology in charity bingo establishments in those jurisdictions. In November 2003, voters in Macon County, Alabama approved a constitutional amendment authorizing the operation of bingo games by non-profit organizations for charitable, educational and other lawful purposes. As a result, we installed our first charity-related player stations in Alabama in December 2003. If similar initiatives are successful in other markets, we believe we will be able to leverage our existing Class II systems, infrastructure and regulatory expertise to expand into these markets as well.

Develop new products and markets for interactive gaming. We have significant strength and leadership in developing interactive games that are linked both within and among gaming facilities. We seek to leverage our expertise in order to develop new products and systems and expand into new markets, including new distribution channels for legalized interactive games. Changes in state or federal law will be required to legalize these markets. States that conduct state-sponsored paper-based lotteries could benefit from using electronic systems that we believe would broaden participation, reduce costs, provide better and more useful information to lottery system managers, and improve the integrity and security of the overall system. States that already have relaxed the regulation of games that are based predominately upon skill, rather than chance (for example, poker and fantasy sports), may more readily allow these competitions among players at locations remote from one another using linked, online systems. We believe our experience in providing entertaining gaming to end users within the limits placed upon us by applicable laws and regulations, and the power of our linked network and online systems can be applied to develop, distribute and market new gaming products in new channels of distribution.

Our Competitive Strengths

We intend to execute our strategy by leveraging our competitive strengths, which include:

Superior technology, products, systems and services. Our technology-driven approach to our business has yielded what we believe are the most flexible and innovative gaming systems in the Native American gaming industry. Our gaming systems enable us to regularly launch new games that we believe appeal to the entertainment and gaming preferences of our end users. Our standard product offerings also include richly featured back-office systems, cashless payment systems and player tracking systems.

The technological flexibility of our gaming systems allows us to place player stations in multiple geographic locations, add new locations to the network without disrupting play on the network, and to provide a satisfying entertainment and gaming experience to the end user.

We continually upgrade our existing hardware, communication network, and systems and application software to incorporate state-of-the-art technology. We systematically upgrade the components contained in the player stations located at our customers’ facilities so that the player stations can use our most up-to-date technology, and so we can enhance the gaming and entertainment experience of our end users by offering games that play at high speed and use the new technology to offer advanced graphics and sounds throughout our network.

Extensive and flexible content library. We currently offer our own proprietary game themes in our Class II and Class III libraries and game themes developed through third-party license agreements. These games are offered in a variety of pay tables and currency denominations. Through these agreements, we have access to a significant number of additional game themes with proven acceptance in a variety of gaming jurisdictions, and which we may use in both our Class II and Class III markets.

Our license agreements with WMS Gaming Inc., or WMS, Bally Gaming Inc., or Bally, and Mikohn Gaming Corporation, or Mikohn, allow us to use some of their most popular game themes, which have player-tested acceptance in other gaming markets. Our flexible gaming systems and extensive game libraries, and our team of technology specialists enable us to adapt these game themes to the Class II and Class III gaming markets, and to quickly respond to changing end-user preferences and to changes in the requirements of applicable regulatory agencies.

Ongoing revenue from existing installed base. We derive most of our revenues from participation arrangements with our customers, through which we receive a percentage of the hold per day generated by each of our player stations. Therefore, our interests are closely aligned with the interests of our customers, as a substantial portion of our revenues is dependent on the revenues they generate.

Our Products and Services

Class II Games and Systems. We provide the Class II Native American gaming market with linked, interactive electronic games and related online systems and player stations. These games, systems and player stations include:

•	Flexible gaming systems that enable us to regularly launch new game engines;

•	Flexible gaming systems that enable us to operate games efficiently;

•	Flexible game engines that enable us to display the same underlying bingo game utilizes various game themes;

•	High-speed, interactive Class II bingo games and game themes we designed and developed that provide our end users with an entertaining gaming experience;

•	Player stations linked via a nationwide, broadband telecommunications network, thereby enabling us to rapidly build quorums and broaden participation in games run throughout the country and monitor the performance of our network in real time; and

•	Information services that allow our customers to monitor their gaming activities and to improve service to end users.

To take advantage of advances in technology that increase the capability of our systems, improve the end-user experience, broaden participation in the games and thereby increase revenues, we regularly introduce new high-speed, interactive Class II bingo games. Our historical growth in revenue is the result of the increase in our installed base of player stations and the technological advances we have developed and implemented. These advances have enabled us to dramatically increase the frequency and the number of games played on our system over any given period of time.

From 1989 through April, 2003, MegaBingo, Inc., our subsidiary produced MegaBingo, a live bingo game that was broadcast via satellite into participating halls and utilize a live ball draw. MegaBingo was televised a couple of times per week at multiple bingo halls throughout the U.S. The game enabled players to simultaneously view the live ball draw on television monitors located in the hall, and compete with players in other halls in the same live game to win a large jackpot prize.

In May 1996, we introduced our Legacy gaming system and its related family of game engines with the launch of MegaMania, the first online, interactive bingo game played on player stations linked with one another via nationwide, broadband telecommunications network. When first introduced, a game of MegaMania took approximately two minutes to play. We used rotating shifts of teams of employees, working twenty-four hours per day, seven days a week, to manually draw bingo ball numbers from a bingo ball blower. The drawn numbers were then keyed into the network to appear simultaneously on multiple player station monitors linked to the network and logged onto that game. Today, a game of MegaMania takes about one minute to play. In place of a bingo ball blower, we now use an electronic ball draw that randomly determines bingo numbers, which are instantly communicated over the network to player stations. This new method has significantly increased the speed and reliability of the game, improved security and significantly reduced overhead.

In January 2001, we introduced our New Generation gaming system and its related family of game engines with the launch of MegaNanza, a “bonanza-style” bingo game where the bingo numbers are drawn before the bingo cards are purchased. We believe the faster pace facilitated by our New Generation gaming system enhances the entertainment and gaming experience of our end users, resulting in an overall increase in the number of end users playing our games, and in a higher spending rate per end user.

In June 2002, we introduced Reel Time Bingo, a high-speed, “standard-sequence” bingo game, in which the cards are purchased before the balls are drawn, played on our New Generation platform. As of October 27, 2003, we had converted all of our MegaNanza games to some version of Reel Time Bingo, both in response to the settlement agreement reached between us and the NIGC, and to take advantage of improved technologies.

In November 2003, we introduced and began deploying our Gen4 gaming system, which will enable us to produce games with bonus rounds and wide-area progressives, provide more end-user enjoyment, and also provide better networking capabilities among gaming systems.

We currently offer a variety of Class II player station models within each of our gaming platforms. Each player station has a screen that always displays the bingo cards being played and the bingo numbers drawn. Depending upon the end user’s entertainment preference, an additional display can be selected that minimizes the size of the bingo card display and shows other graphics that can take many forms, including graphics that simulate spinning reels similar to video slot machines. Some of our player stations also use displays adapted from game themes we license from WMS, Bally and Mikohn. The screen also serves as a touch pad that allows end users to make game decisions, such as choosing to play or drop bingo cards, and declaring a winning bingo. Player stations vary according to height, width and depth (to accommodate, in part, the differing space needs of our bingo hall customers), screen size and other features affecting appearance and the visual appeal to end users.

Our Class II games are linked via nationwide, broadband telecommunications network, which provides several important benefits to us, our customers and our end users:

•	A large number of potential players are available to rapidly build quorums for individual games.

•	For certain game designs, larger numbers of end users can compete in a single game, which increases the size of the prize “pool.”

•	Class II gaming requires there to be more than one end user participating in a game. Our network enables end users to link with each other more quickly, thereby increasing the number of games played during a given period.

•	We are able to introduce technological enhancements via our network without the need for location-by-location down time, thereby avoiding lost revenues for our customers.

•	We are able to monitor network performance in real time, which allows us to quickly identify and respond to network problems and avoid significant down time.

•	With our ability to launch new games broadly over a large number of player stations, the chance that any new game will become popular with end users is increased, since the frequency of prizes and its related effect upon the popularity of a game depend in part on the total number of end users participating in the same game.

In addition, our back-office system provides information services to our customers, who are able to monitor all aspects of their gaming activities by player station, by game and by gaming facility. Our back-office system includes a database server that archives details of distribution and sales, as well as end-user information used by the gaming facilities for marketing and player tracking, and a management terminal that can monitor game system operation and generate system reports. Our player tracking system allows us to track the playing preferences of those individual end users who have elected to participate in our player tracking program, thereby gaining potentially valuable design insight into game features that appeal to end users. It also serves as a marketing tool for our customers, who are made aware, in real time, of end users playing in their facility.

We continuously monitor our network from a central location in our Austin, Texas headquarters, which enables us to identify network distribution problems as well as to gather valuable insights into the playing habits and preferences of end users that are then utilized in our game design efforts.

Class III Games and Systems. We sell or lease linked Class III video lottery terminals, or VLTs, to Native American customers in the state of Washington, and receive back-office fees based on a share of the hold per day generated by the player stations. Class III video lottery gaming in the state of Washington is allowed pursuant to a compact between the state and certain Native American tribes in that state. The compacts contain the specifications for permissible video lottery systems in the state, including:

•	Only those VLTs within the same gaming facility may be linked with one another; and

•	The system must be “cashless”; and

•	All system components and software and the implementation of each game must be approved by an independent gaming laboratory as well as by the gaming laboratory operated by Washington State.

An end user who wishes to play our Class III VLTs in the state of Washington must open an account with the cashier in the facility and receive a card encoded with an account number and a personal identification number. The end user can then use the card to buy an electronic ticket at a VLT, add money to the account at a point of sale terminal, or cash out the account.

Electronic replicas of scratch tickets are shown on the VLTs, with the results of the wager displayed in a variety of graphical game formats that entertain the end user with motion and sound before revealing the value of the scratch ticket. We have license agreements with WMS and Bally that allow us to use several of their popular game themes in the state of Washington. Our Class III VLTs are available in a variety of freestanding and bar-top styles having a look and feel that is consistent with traditional video slot machines.

Our Class III systems in Washington State comprise all the software and hardware necessary for operation, and are designed to be readily adaptable to the video lottery requirements of jurisdictions outside that state. Our hardware includes multiple servers that generate sets of electronic lottery tickets, and distribute them on demand to end users sitting at terminals networked throughout a casino. As with our Class II gaming systems, our Class III back-office system allows us to maintain details of ticket manufacture, distribution and sales, and end-user information, and monitor game system operation and generate system reports.

Video Lottery Central Systems. New York recently adopted legislation authorizing the placement of video lottery terminals, or VLTs, at certain New York State racetracks. On April 10, 2003, we received final approval of our video lottery central system contract from the offices of the New York State Comptroller and Attorney General. We believe we were selected over our competition primarily on the basis of the technological superiority of our proposal, as well as price and other factors. Our central system encompasses all software, hardware and networks required to provide outcomes and accounting for video lottery gaming. This central system will be the platform managing VLTs provided by vendors including Bally, International Game Technology, Sierra Design Group, and Spielo Gaming International. We believe that we will be able to achieve future growth in the video lottery market by leveraging our experience in the states of Washington and New York, our leadership in technologically advanced game and system design, and our ability to rapidly adapt game and system technology to satisfy emerging regulatory requirements.

Gaming Contracts

Virtually all of our Class II and Class III gaming revenues are derived through contracts with our Native American customers. Our contracts typically run over multiple years, and can be terminated earlier under certain specified conditions. The contracts specify the quantity and type of player stations to be installed and the terms of the rental or participation arrangement. There is also a limited waiver of sovereign immunity by each tribe that typically provides for the arbitration of any dispute under the contract, and the right to enforce any decision of the arbitrator by application to a federal or state court having jurisdiction. Under these contracts, we are also granted the right to enter the land of the Native American tribe for the purpose of removing our property under certain circumstances. See “Risk Factors – We do not rely upon the term of our customer contracts to retain the business of our customers,” and “ – Enforcement of remedies or contracts against Native American tribes could be difficult.”

As we seek to continue the growth in our customer base and to expand our installed base of linked Class II player stations, a key element of our strategy has become entering into joint development agreements with various Native American tribes to help fund new tribal gaming facilities. Pursuant to these agreements, we advance funds to the tribes for the construction of new tribal gaming facilities or for the expansion of existing facilities. These agreements provide for repayment by the customer of some or all of the amounts advanced. In return, we receive a percentage of the floor space and a fixed percentage of the hold per day for a number of years from the player stations at the gaming facility.

Marketing, Advertising and Promotion

We try to arrange national and local news coverage, and provide press releases to local newspapers regarding recent jackpot wins. We also arrange advertising for the introduction of new games into existing network halls and for new halls added to the network. In addition, we use a variety of focused advertising and promotion methods, including direct mailings in localities near network halls, discount coupons for new players, advertising in specialized bingo newsletters, the Players Passport club, and other promotions unique to each hall. Our games typically are prominently featured in participating halls’ program materials, such as calendars and flyers, and on outdoor billboards near certain participating halls.

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

Patents, Trademarks and Tradenames. We have patents issued and patents pending in the U.S. We also have patents pending overseas corresponding to some of our U.S. patents and pending U.S. patent applications. Our trademarks and tradenames include: Players Passport®, Reel Time Bingo™, MegaNanza® MegaBingo®, and MegaMania®. All references herein to those trademarks and tradenames are deemed to include the applicable tradename or trademark designation. See “Risk Factors – We may not be successful in protecting our intellectual property rights, or avoiding claims that we are infringing upon the intellectual property rights of others.”

Licenses

We are licensed by the state of Washington to conduct Class III gaming in that state, and we are licensed by the states of Texas, Louisiana, and Mississippi, and the District of Columbia as a manufacturer of charitable gaming equipment. For Class II gaming, we are licensed by all of the relevant Native American gaming commissions that grant licenses pursuant to their gaming ordinances. We have sought and obtained determinations that our New Generation games are Class II gaming from each tribe’s gaming commission prior to the installation of the games in their facilities.

Competition

In the Class II market, our existing installed base of linked player stations accounts for a significant portion of the installed base of all linked player stations in that market. Linked player stations in turn account for the great majority of all player stations in the Class II market. With our three largest customers, our linked player stations constitute a significant portion of all player stations of any kind in their facilities. We currently compete in Native American Class II gaming markets with companies that are generally smaller than we are. In this market, we also compete with vendors of paper bingo and card minders.

We compete with other Class II vendors for customers, primarily on the basis of the amount of profit our gaming products generate for our customers in relation to other vendors’ gaming products. We believe that the most important factor influencing our customers’ product selection is the appeal of those products to end users. This appeal has a direct effect on the volume of play by end users, and drives the amount of revenue generated for and by our customers. Our ability to remain competitive depends primarily on our ability to continuously develop new game themes and systems that appeal to end users, and to introduce those game themes and systems in a timely manner. See “Risk Factors – Our future performance will depend on our ability to develop and introduce new games and enhancements to existing games that are widely accepted and played.” We may not be able to continue to develop and introduce appealing new game themes and systems that meet the emerging requirements of Class II gaming in a timely manner, or at all. In addition, others may independently develop games similar to our Class II games, and competitors may introduce non-Class II games that unfairly compete in the Class II market due to uneven regulatory enforcement policies.

We believe continued developments in the Class II market that alleviate or clarify the legal and regulatory uncertainties of that market will result in increased competition in the interactive electronic Class II gaming market, including the entrance of new competitors with significant gaming experience and financial resources. We believe the increased competition will intensify pressure on our pricing model. In the future, gaming providers will compete on the basis of price as well as the entertainment value and technological superiority of their products. While we will continue to compete by regularly introducing new and faster games, with technological enhancements that we believe will appeal to end users, we believe that the net revenue retained by our customers from their installed base of player stations will become a more significant factor, one that may require us to change the terms of our participation arrangements with customers to remain competitive.

Employees

At September 30, 2003, we had 336 full-time and part-time employees, including 72 engaged in field operations, 116 in system and game development, 7 in network operations, 67 in the design, quality control, and assembly of player stations, 29 in sales and marketing activities, 8 dedicated to the New York lottery project, 19 in accounting functions, and 18 in other general administrative and executive functions. We do not have a collective bargaining agreement with any of our employees. We believe our relationship with our current employees is good.

Governmental Regulation

General. We are subject to federal, state and Native American laws and regulations that affect both our general commercial relationships with our Native American tribal customers as well as the products and services provided to them. The following is only a summary of the more material aspects of these laws and regulations, and is not a complete recitation of all applicable law.

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

IGRA also regulates the terms of gaming management contracts with Native Americans, which must be approved by the NIGC before taking effect. The NIGC has determined that the agreements pursuant to which we provide our Class II games, equipment and services are “service agreements” and not “management contracts,” thereby allowing us to obtain terms that might otherwise not be permitted. Under existing regulations, management contracts can have a maximum term of seven years, and limit the amount payable to the manager to 30% of the net revenue from the related gaming activity. On occasion, however, as a condition of its approval of a management contract, the NIGC has required that both a shorter term and a reduced percentage of the net revenue be accepted by a manager. Our contracts could be subject to further review at any time. Any further review of these agreements by the NIGC, or alternative interpretations of applicable laws and regulations could require substantial modifications to those agreements or result in their redesignation as “management contracts,” which could materially and adversely affect the terms on which we conduct business. See “Risk Factors – Changes in regulation or regulatory interpretations could require us to modify the terms of our contracts with customers.”

Johnson Act. The Johnson Act broadly defines an illegal gambling device as any “machine or mechanical device” designed and manufactured “primarily” for use in connection with gambling and that, when operated, delivers money or other property to a player “as the result of the application of an element of chance.” Courts that have considered the scope of the Johnson Act in relation to IGRA have generally determined that the Johnson Act does not prohibit the use of electronic and technological aids to bingo that operate to broaden the participation of players to play against one another rather than against a machine.

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

On June 17, 2002, the NIGC published new regulations, effective July 16, 2002, defining the terms “electronic, computer or other technological aids” that can legally be used in Class II gaming, and “electronic or electromechanical facsimiles of a game of chance” that may not be legally used in Class II gaming. The NIGC essentially did away with using the Johnson Act definition of “gambling device” as the method of determining what constituted an illegal “electronic or electromechanical facsimile of a game of chance,” and relied instead upon existing court cases which have held that legal technological aids permitted by IGRA are aids that broaden the participation levels of players in the same game, facilitate communication between and among gaming facilities, and allow players to play a game with or against other players rather than with or against a machine. Under these court decisions, any devices that accomplish these objectives are not “gambling devices” prohibited by the Johnson Act.

These new NIGC regulations are not binding upon the DOJ, which is the federal agency charged with enforcing the Johnson Act. The DOJ has asserted in the past and, as described below, continues to assert their position, that any electronic or mechanical device used in gaming, such as the electronic player stations used to play our Class II games, are illegal “gambling devices,” and thus in violation of the Johnson Act.

In a recent decision of the United States Court of Appeals for the Tenth Circuit (Seneca-Cayuga Tribe of Oklahoma, et al. vs. National Indian Gaming Commission, et al., decided April 17, 2003), a federal circuit court considered the applicability of the Johnson Act to Class II gaming. The opinion of the court was in line with several previous court opinions (including the Ninth and Tenth Circuit opinions on our MegaMania games) that found that the Johnson Act did not prohibit the use of technological aids to Class II gaming on Native American land. The court also noted that their opinion was in line with the new NIGC regulations. In another recent decision from the United States Court of Appeals for the Eighth Circuit (United States of America vs. Santee Sioux Tribe of Nebraska, decided March 20, 2003), a circuit court found for the first time that the Johnson Act does apply to Class II technological aids, although the court also found that the pull tab player stations at issue in that case were not Johnson Act devices. That court also went on to cite the fact that the NIGC has adopted new regulations and that those regulations would permit Class II technological aids under IGRA.

On November 21, 2003, the DOJ filed a Petition for a Writ of Certiorari in the Supreme Court seeking review of the two U.S. Circuit Court cases that examined whether the Johnson Act prohibits Native American tribes from offering certain types of electronic gaming devices. Specifically, the DOJ seeks review of United States of America v. Santee Sioux Tribe of Nebraska, a federally recognized Indian Tribe, on Petition for a Writ of Certiorari to the United States Court of Appeals for the Eighth Circuit, and John D. Ashcroft, Attorney General, et al., v. Seneca-Cayuga Tribe of Oklahoma, et al. on Petition for a Writ of Certiorari to the United States Court of Appeals for the Tenth Circuit. In the petitions, the DOJ asserts that the Johnson Act prohibits Native American tribes from operating certain electronic gambling devices without a compact with the appropriate state.

We are not a party to these actions, and we will likely have only limited information about the proceedings at the Supreme Court prior to their completion. We cannot predict whether the Supreme Court will grant certiorari in these cases or, if certiorari is granted, how the Supreme Court will rule. Accordingly, we do not intend to speculate about the potential outcomes in these matters.

Although the machines we offer are not the subject of either lawsuit, the DOJ’s arguments and reasoning would appear to encompass the machines we offer for the Class II market. As a result, if the U.S. Supreme Court were to grant certiorari and adopt the arguments advanced by the DOJ, the play of most of our current products without a compact would likely be prohibited by the Johnson Act. This result would almost certainly have a significant, material adverse impact on our business and operating results. Alternatively, a decision by the Supreme Court that rejected the DOJ’s arguments and instead affirmed the right of the tribes to offer games and player stations such as those manufactured and sold by us as legal “electronic aids” to bingo for the Class II market could remove significant legal uncertainty in our principal market. A favorable result could form the basis for expansion of market opportunities, and further innovation in the Class II market. However, it could also result in increased competition from vendors in the Class III market who we believe have avoided entry into the Class II market due to the legal uncertainties described above.

The DOJ petitions currently before the Supreme Court may affect our business prior to their resolution. In particular, it is possible that the continued uncertainty in the Class II gaming market may deter or delay the entrance of new competitors into our markets. Conversely, our tribal customers may face increased pressure to seek a compact with the states in which they operate. In the event one or more of our tribal customers entered into a state compact enabling the tribe to offer Class III games, demand for our Class II games could decline dramatically. However, it is difficult to predict whether these or other effects will actually occur or, should they occur, what impact they will have on our business. We intend to continue to disclose any material effects we experience as a result of the actions of the DOJ or other regulatory developments.

Tribal-State Compacts. Video lottery terminals operated in conjunction with local central determinant systems are offered by us in Washington State pursuant to a compact between the state and certain Native American tribes in that state. These compacts are recognized by IGRA to permit Class III gaming, which would otherwise be illegal.

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

RISK FACTORS

The following risk factors should be carefully considered in connection with the other information and financial statements contained in this Annual Report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of these risks actually occur, our business, financial condition and results of operations could be seriously and materially harmed, and the trading price of our common stock could decline.

We face legal and regulatory uncertainties that threaten our ability to conduct our business and to effectively compete in the Class II market, increase our cost of doing business and divert substantial management time away from our operations.

Historically, we have derived most of our revenue from Class II gaming activities conducted on Native American lands. These activities are subject to federal regulation under the Johnson Act, IGRA, the rules and regulations adopted by both the NIGC and the separate gaming commissions established by each Native American tribe to regulate gaming. These gaming activities are also subject to regulation by state and local authorities, to the extent such gaming activities constitute, or are perceived to constitute, Class III gaming. Class III is illegal in most states and may only be conducted by a tribe pursuant to a compact between a tribe and the state in which the tribe is located.

The Johnson Act broadly defines “gambling devices” to include any “machine or mechanical device” designed and manufactured “primarily” for use in connection with gambling, and that, when operated, delivers money or other property to a player “as the result of the application of an element of chance.” A government agency or court that literally applied this definition and did not give effect to subsequent congressional legislation, or certain regulatory interpretations or judicial decisions could determine that the manufacture and use of our electronic player stations, and perhaps, other key components of our Class II gaming systems that rely to some extent upon electronic equipment to run a game, are illegal. Our tribal customers could be subject to significant fines and penalties if it is ultimately determined they are offering an illegal game, and an adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for our business, operating results and prospects.

The market for electronic Class II player stations and systems, from which we derive the substantial majority of our revenue, is subject to continuing ambiguity due to the difficulty of reconciling the Johnson Act’s broad definition of “gambling devices” with the provisions of IGRA that expressly make legal the play of bingo and the use by tribes of “electronic, computer, or other technological aids” in the play of bingo. Issues surrounding the classification of our games as Class II games that may generally be offered by our tribal customers without a state compact, or Class III games that can only be offered by the tribes pursuant to such a compact, have in the past affected, and continue to affect, our business. Government enforcement or regulatory action or judicial decisions, or the prospects or rumors thereof, have in the past and will continue to effect our business, operating results and prospects. The trading price of our common stock has in the past and may in the future be subject to significant fluctuations based upon market perceptions of the legal status of our products.

We also face risks from a lack of regulatory or judicial enforcement action. In particular, our competitors may offer games that do not comply with published regulatory restrictions on Class II games, and thereby offer faster play than, or features not available in, our products. To the extent the tribes are permitted to offer these games rather than ours, our market share, revenue and operating results may suffer.

In addition to federal regulation, all Native American tribes are required by IGRA to adopt ordinances to regulate gaming as a condition of their right to conduct gaming on Native American lands. These ordinances often include the establishment of tribal gaming commissions that make their own judgment about whether an activity is Class II or Class III gaming. It is our policy not to introduce a new game in a customer’s gaming facility unless the tribe’s gaming commission has made its own independent determination that the game is Class II gaming. Adverse regulatory decisions by tribal gaming commissions could adversely affect our business.

It is possible that new laws and regulations relating to our business may be enacted, and that existing laws and regulations could be amended or reinterpreted in a manner adverse to our business. Any regulatory change could materially and adversely affect the installation and use of existing and additional player stations, games and systems, and our ability to generate revenues from some or all of our Class II games.

In addition to the risks described above, regulatory uncertainty increases our cost of doing business. We dedicate significant time and incur significant expense on new game development without any assurance that the NIGC, the DOJ or other federal, state and local agencies or Native American gaming commissions will agree that our games meet applicable regulatory requirements. We also devote significant time and expense to dealing with federal, state and Native American agencies having jurisdiction over Native American gaming, and in complying with the various regulatory regimes that govern our business. In addition, we are constantly monitoring new and proposed laws and regulations, or changes to such laws and regulations, and in assessing the possible impact upon us, our customers and our markets.

The U.S. Department of Justice has recently sought review by the U.S. Supreme Court of two U.S. circuit court cases involving issues that fundamentally involve the legality of the substantial majority of our products.

On November 21, 2003, the DOJ filed a Petition for a Writ of Certiorari in the United States Supreme Court seeking review of two U.S. Circuit Court cases that examined whether the Johnson Act prohibits Native American tribes from offering certain types of electronic gaming devices. In the petitions, the DOJ asserts that the Johnson Act prohibits Native American tribes from operating certain electronic gambling devices without a compact with the appropriate state.

We are not a party to these actions, and we will likely have only limited information about the proceedings at the Supreme Court prior to their completion. We cannot predict whether the Supreme Court will grant certiorari in these cases or, if certiorari is granted, how the Supreme Court will rule.

Although our machines are not the subject of either lawsuit, the DOJ’s arguments and reasoning would appear to encompass the machines we offer for the Class II market. As a result, if the U.S. Supreme Court were to grant certiorari and adopt the arguments advanced by the DOJ, the play of most of the our current products without a compact would likely be prohibited by the Johnson Act. This result would almost certainly have a significant, material adverse impact on our business and operating results. Alternatively, a decision by the Supreme Court that rejected the DOJ’s arguments and instead affirmed the right of the tribes to offer games and player stations such as those manufactured and sold by us as legal “electronic aids” to bingo for the Class II market could remove significant legal uncertainty in our principal market. A favorable result could form the basis for expansion of Class II market opportunities and further innovation in the Class II market. However, it could also result in increased competition from vendors in the Class III market who we believe have avoided entry into the Class II market due to the legal uncertainties described above.

The DOJ proceedings currently before the Supreme Court may affect our business prior to their resolution. In particular, it is possible that the continued uncertainty in the Class II gaming market may deter or delay the entrance of new competitors into our markets. Conversely, our tribal customers may face increased pressure to seek a compact with the states in which they operate. In the event one or more of our tribal customers entered into a state compact enabling the tribe to offer Class III games, demand for our Class II games could decline precipitously. Finally, speculation as to the outcome of these matters may lead to increased volatility or a general decline in the price of our common stock. See “Risk Factors – If states enter into compacts with our existing Class II customers to allow Class III gaming, our results of operations could be materially harmed.”

Our future performance will depend on our ability to develop and introduce new games and enhancements to existing games that are widely accepted and played.

Our revenue growth has been driven primarily by technological innovations to our gaming systems, and the increased size and use of our installed base of player stations. Our New Generation gaming system has allowed us to produce games that not only play faster than our Legacy games, but also provide enhanced entertainment to end users through improved graphics and sounds. This, in turn, has enabled us to generate increased revenues for us and for our customers. In January 2001, we introduced MegaNanza, our first game based on the New Generation system. In June 2002, we introduced Reel Time Bingo, a high-speed, standard-sequence bingo game, as a substitute for MegaNanza. As of October 27, 2003, we had converted all of our MegaNanza games to some version of Reel Time Bingo, both in response to the settlement agreement reached between us and the NIGC, and to take advantage of improved technologies. In November 2003, we introduced and began deploying our Gen4 gaming system, which will enable us to produce games with bonus rounds and wide area progressives, provide more end-user enjoyment and also provide better networking capabilities among gaming systems.

Our future performance will depend primarily on our ability to successfully and cost-effectively develop and introduce new and enhanced games that will be widely accepted both by our tribal customers and their end users. We believe our business requires us to continually offer games and technology that offer faster and more entertaining play than those offered by our competitors. However, consumer preferences can be difficult to predict, and we may offer new games or technologies that do not achieve market acceptance. In addition, we may experience delays in game development in the future, or we may not be successful in developing, introducing and marketing new games or game enhancements on a timely and cost effective basis. Furthermore, our new games may be subject to challenge by the NIGC, the DOJ, or some other regulatory or law enforcement agency based on IGRA, the Johnson Act or some other regulatory mandate.

If we are unable, for technological, marketing or other reasons, to develop and introduce new games or enhancements of existing products in a timely manner in response to changing regulatory, legal or market conditions or customer requirements, or if new products or new versions of existing products do not achieve market acceptance, or if uneven NIGC enforcement policies cause us to continue facing competition from bonanza-bingo style games or other non-Class II games offered by some competitors in the Class II market, our business could be materially and adversely affected.

We are dependent upon a few customers who are based in Oklahoma.

For the year ended September 30, 2003, two tribes in Oklahoma accounted for approximately 25% and 18% of our net gaming revenues. Approximately 79% of our net revenues from the same fiscal year were from Native American tribes located in Oklahoma. The significant concentration of our customers in Oklahoma means that local economic changes may adversely affect our customers, and therefore our business, disproportionately to changes in national economic conditions, including more sudden adverse economic declines or slower economic recovery from prior declines. The loss of any of our Oklahoma tribes as customers would have a material and adverse effect upon our financial condition and results of operations.

If states enter into compacts with our existing Class II customers to allow Class III gaming, our results of operations could be materially harmed.

The substantial majority of our revenue is generated from the placement of Class II gaming systems and player stations with tribal customers who are not parties to any state compact that would permit them to offer Class III games. We do not currently generate a material amount of revenue from our Class III operations. If any of our

Class II tribal customers were to enter compacts with the states in which they operate allowing them to offer Class III games, we believe the number of game machine placements by us in those customers’ facilities would decline significantly and our operating results would be materially adversely affected. These adverse affects would be particularly acute in a state such as Oklahoma, where we have a concentration of customers, and where there have been numerous recent attempts to establish compacts.

We believe the establishment of a state compact depends on a number of political, social and economic factors which are inherently difficult to ascertain. Accordingly, although we attempt to monitor closely state legislative developments that could affect our business, we may not be able to timely predict when, or if a compact could be entered into by one or more of our tribal customers. Moreover, our business requires that we provide support for the economic interests of our tribal customers and we may therefore be restricted from taking political action or positions in opposition to the adoption of a compact.

We are seeking to expand our business by loaning money to new and existing customers to develop gaming facilities, and we are jointly developing or expanding gaming and related facilities with some of these customers. We have limited experience with these activities and may not realize a satisfactory return, if any, on our investment, and we could lose some or all of our investment.

To date we have entered into eight development agreements to jointly develop and provide financing to construct tribal gaming facilities, one of which was completed in July 2003. Under our development agreements, we secure a long-term revenue share percentage and a guaranteed percentage of the tribal gaming facilities’ available floor space in exchange for development and construction funding. In connection with these advances, we could face liquidity pressure or a complete loss of our investment if a tribe does not timely pay any amounts owed to us from such funding. In addition, future NIGC decisions could affect our ability to place our games with tribes, including the Lytton Rancheria tribe described below.

In October 2003, we provided a bridge loan to the Lytton Rancheria of California, or Lytton Rancheria, a federally recognized Native American tribe, which the tribe used to facilitate the transfer of land in San Pablo, California to the United States in trust for Lytton Rancheria. The bridge loan plus interest at prime plus 2% will be repaid in accordance with the loan terms based upon certain triggering events, the tribe’s ability to secure alternative funding or upon maturity in December 2004. Our loan to the Lytton Rancheria tribe is different from our development agreements in that there is no assurance that the Lytton Rancheria tribe will either develop a tribal gaming facility or enter into an equipment leasing agreement with us if they do pursue gaming opportunities on the acquired land. The loan is secured by certain of the tribe’s personal property, as well as the net cash flow from the existing card room that is currently in operation at the acquired site.

We may continue to seek to enter into strategic relationships and provide financing and development services for new or expanded gaming and related facilities for our customers. However, we may not realize the anticipated benefits of any strategic relationship or financing. In connection with one or more of those transactions, we may issue additional equity securities which would dilute existing stockholders; extend secured and unsecured credit which may not be repaid; incur debt on terms unfavorable to us or that we are unable to repay; and incur contingent liabilities.

We have limited experience in these types of activities. Our development effort or financing activities may result in unforeseen operating difficulties, financial risks or required expenditures that could adversely affect our liquidity. It may also divert the time and attention of our management that would otherwise be available for ongoing development of our business. As a result of providing financing or development services to our customers, we may not realize a satisfactory return, if any, on our investment, and we could lose some or all of our investment.

We believe diversification from Native American gaming activities is critical to our growth strategy. Our expansion into non-Native American gaming activities will present new challenges and risks that could adversely affect our business or results of operations.

Our growth strategy includes selling our games and technology into segments of the gaming industry other than Native American gaming, principally the charity bingo market and new jurisdictions authorizing VLTs. In April 2003, we finalized and executed a contract with the New York Lottery to provide the central system for video lottery games to be operated at New York State “racinos.”

These and other non-Native American gaming opportunities are not currently subject to a nationwide regulatory system such as the one created by IGRA to regulate Native American gaming, so regulation is on a state-by-state basis. In addition, federal laws relating to gaming, such as the Johnson Act, which regulates slot machines and similar gambling devices, would also apply to new video lottery jurisdictions, absent authorized state law exemptions. If we were to expand into these new markets, we would expect to encounter legal and regulatory uncertainties similar to those we face in our Native American gaming business. Successful growth in accordance with this strategy may require us to make certain changes to our games to ensure that they comply with applicable regulatory regimes, and may require us to obtain additional licenses. Importantly, in certain jurisdictions and for certain venues, our ability to enter these markets will depend on effecting changes to existing laws and regulatory regimes. The ability to effect these changes is subject to a great degree of uncertainty and may never be achieved. We may not be successful in entering into other segments of the gaming industry.

Generally, our selling of games and technology into new market segments involves a number of uncertainties, including:

•	Whether our resources and expertise will enable us to effectively operate and grow in such new markets;

•	Whether our internal processes and controls continue to function effectively within these new segments;

•	Whether we have enough experience to accurately predict revenues and expenses in these new segments; and

•	Whether the diversion of management attention and resources from our traditional business caused by entering such segments will have harmful effects on our traditional business.

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

We compete with other Class II vendors for customers, primarily on the basis of the amount of profit our gaming products generate for our customers in relation to other vendors’ gaming products. We believe that the most important factor influencing our customers’ product selection is the appeal of those products to end users. This appeal has a direct effect on the volume of play by end users, and drives the amount of revenues generated for and by our customers. Our ability to remain competitive depends primarily on our ability to continuously develop new game themes and systems that appeal to end users, and to introduce those game themes and systems in a timely manner (see “Risk Factors – Our future performance will depend on our ability to develop and introduce new games and enhancements to existing games that are widely accepted and played”). We may not be able to continue to develop and introduce appealing new game themes and systems that meet the emerging requirements of Class II gaming in a timely manner, or at all. In addition, others may independently develop games similar to our Class II games, and competitors may introduce non-Class II games that unfairly compete in the Class II market due to uneven regulatory enforcement policies.

We believe continued developments in the Class II market that alleviate or clarify the legal and regulatory uncertainties of that market will result in increased competition in the interactive electronic Class II gaming market, including the entrance of new competitors with significant gaming experience and financial resources. Specifically, three of the largest manufacturers of gaming equipment have expressed an interest in the Class II market. We believe the increased competition will intensify pressure on our pricing model. In the future, gaming providers will compete on the basis of price as well as the entertainment value and technological superiority of their products. While we will continue to compete by regularly introducing new and faster games, with technological enhancements that we believe will appeal to end users, we believe that the net revenue retained by our customers from their installed base of player stations will become a more significant factor, one that may require us to change the terms of our participation arrangements with customers to remain competitive. Consequently, we believe that a simple business model based upon a relationship between the average hold per player station per day and the installed base of player stations will become less relevant in predicting our performance, as the totality and the mix of our participation arrangements with customers become less standardized and more complex.

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

Our business requires us to obtain and maintain various licenses, permits and approvals from state governments and other entities that regulate our business.

We have obtained all state licenses, lottery board licenses, Native American gaming commission licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our gaming activities. These include a license from the state of Washington to sell Class III video lottery systems, licenses from the lottery boards of the states of Texas, Louisiana and Mississippi, and the District of Columbia, and licenses from all applicable Native American gaming commissions. We may require new licenses, permits and approvals in the future, and such licenses, permits or approvals may not be granted to us. The suspension, revocation, non-renewal or limitation of any of our licenses would have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in protecting our intellectual property rights, or avoiding claims that we are infringing upon the intellectual property rights of others.

We rely upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect our proprietary rights and technology, but these laws and contractual provisions provide only limited protection. We rely to a greater extent upon proprietary know-how and continuing technological innovation to maintain our competitive position. Insofar as we rely on trade secrets, unpatented know-how and innovation, others may be able to independently develop similar technology or our secrecy could be breached. The issuance of a patent to us does not necessarily mean that our technology does not infringe upon the intellectual property rights of others. As the Class II market grows and we enter into new markets by leveraging our existing technology, it becomes more and more likely that we will become subject to infringement claims from other parties. Problems with patents or other rights could increase the cost of our products, or delay or preclude new product development and commercialization. If infringement claims against us are valid, we may seek licenses that might not be available to us on acceptable terms or at all. Litigation would be costly and time consuming, but may become necessary to protect our proprietary rights or to defend against infringement claims. We could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others or in asserting claims against others.

We rely on software licensed from third parties and technology provided by third-party vendors, the loss of which could increase our costs and delay deployment of our gaming systems and player stations. We also rely on technology provided by third-party vendors which, if disrupted, could suspend play on some of our player stations.

We integrate various third-party software products as components of our software. Our business would be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our software to function with alternate third-party software or develop these components ourselves, which would result in increased costs and could result in delays in our deployment or our gaming systems and player stations. Furthermore, we might be forced to limit the features available in our current or future software offerings.

We also rely on the technology of third-party vendors, such as telecommunication providers, to operate our nationwide, broadband telecommunications network. A serious or sustained disruption of the provision of these services could result in some of our player stations being non-operational for the duration of the disruption, which would adversely affect our ability to generate revenue from those player stations.

We do not rely upon the term of our customer contracts to retain the business of our customers.

Our contracts with our customers are on a year-to-year or multi-year basis. Except for customers with whom we have entered into development agreements, we do not rely upon the stated term of our customer contracts to retain the business of our customers, as often non-contractual considerations unique to doing business in the Native American market override strict adherence to contractual provisions. We rely instead upon providing competitively superior player stations, games and systems to give our customers the incentive to continue doing business with us. At any point in time, a significant portion of our business is subject to non-renewal, and, if not renewed, would materially and adversely affect our earnings and financial condition.

Changes in regulation or regulatory interpretations could require us to modify the terms of our contracts with customers.

The NIGC has considered the provisions of the agreements under which we provide our Class II games, equipment and services, and has determined that these agreements are “service agreements” and are not “management contracts.” Management contracts are subject to additional regulatory requirements and oversight, including pre-approval by the NIGC that could result in delays in providing our products and services to customers and divert customers to our competitors. Our contracts could be subject to further review at any time. Any further review of these agreements by the NIGC could require substantial modification to our agreements or result in their redesignation as management contracts, either of which could materially and adversely affect the terms on which we conduct our business.

If our key personnel leave us, our business will be materially adversely affected.

We depend on the continued performance of the members of our senior management team and our technology team. If we were to lose the services of any of our senior officers, directors or any member of our technology team, and could not find suitable replacements for such persons in a timely manner, it could have a material adverse effect on our business.

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

Native American tribes, as sovereign nations, are generally subject only to federal regulation. Although Congress may regulate Native American tribes, states do not have the authority to regulate Native American tribes unless such authority has been specifically granted by Congress. In the absence of a specific grant of authority by Congress, states may regulate activities taking place on Native American lands only if the tribe has a specific agreement or compact with the state. In the absence of a conflicting federal or properly authorized state law, Native American law governs.

Our contracts with Native American customers provide that the law of the state in which a tribe is located will be the governing law of those contracts. However, these choice-of-law clauses may not be enforceable.

Sovereign Immunity; Applicable Courts. Native American tribes generally enjoy sovereign immunity from suit similar to that of the individual states and the United States. In order to sue a Native American tribe (or an agency or instrumentality of a Native American tribe), the tribe must have effectively waived its sovereign immunity with respect to the matter in dispute.

Our contracts with Native American customers include a limited waiver of each tribe’s sovereign immunity and generally provide that any dispute regarding interpretation, performance or enforcement shall be submitted to, and resolved by, arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and that any award, determination, order or relief resulting from such arbitration is binding and may be entered in any court having jurisdiction. In the event that such waiver of sovereign immunity is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a tribe. These rights and remedies include, but are not limited to, our right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract.

If a Native American tribe has effectively waived its sovereign immunity, there exists an issue as to the forum in which a lawsuit can be brought against the tribe. Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native Americans. In addition, contractual provisions that purport to grant jurisdiction to a federal court are not effective. Federal courts may have jurisdiction if a federal question is raised by the suit, which is unlikely in a typical contract dispute. Diversity of citizenship, another common basis for federal court jurisdiction, is not generally present in a suit against a tribe, because a Native American tribe is not considered a citizen of any state. Accordingly, in most commercial disputes with tribes, the jurisdiction of the federal courts may be difficult or impossible to obtain. We may be unable to enforce any arbitration decision effectively.

We may incur prize payouts in excess of game revenues.

Certain of our contracts with our Native American customers relating to our Legacy system games provide that our customers receive, on a daily basis, an agreed percentage of gross gaming revenues based upon an assumed level of prize payouts, rather than the actual level of prize payouts. This can result in us paying our customers amounts greater than our customers’ percentage share of the actual hold per day. In addition, because the prizes awarded in our games are based upon assumptions as to the number of players in each game and statistical assumptions as to the frequency of winners, we may experience on any day, or over short periods of time, a “game deficit” where the total aggregate amount of prizes paid exceeds aggregate game revenues. If we have to make any excess payments to customers or experience a game deficit over any statistically relevant period of time, we are contractually entitled to adjust the rates of prize payout to end users in order to recover any deficit. In the future, we may miscalculate our statistical assumptions or, for other reasons, we may experience abnormally high rates of jackpot prize wins which could materially and adversely affect our cash flow on a temporary or long-term basis and which could materially and adversely affect our earnings and financial condition.

Any disruption in our network or telecommunications services, or adverse weather conditions in the areas in which we operate could affect our ability to operate our games, which would result in reduced revenues and customer down time.

Our network is susceptible to outages due to fire, floods, power loss, break-ins, cyberattacks and similar events. We have multiple site back-up for our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses and break-ins; similar disruptions from unauthorized tampering with our computer systems in any such event could have a material adverse effect on our business, operating results and financial condition.

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

ITEM 2. Properties

We do not own any real property. As of September 30, 2003, we lease the following properties:

	Square Feet	Monthly Rent	Expiration Date
Austin, Texas
Corporate Offices	31,022	$64,140	July 2007
Assembly Facilities	30,540	17,774	July 2004
Tulsa, Oklahoma
Operations and Sales Offices	7,445	8,376	February 2005
Warehouse	12,000	3,750	August 2004
Dallas, Texas
Computer Programming Offices	5,010	8,350	February 2008
Kent, Washington
Warehouse	9,453	4,000	July 2005

The aggregate annual rentals under these operating leases are approximately $1.3 million. We believe that these leases will be renewed as they expire, or that alternative properties can be leased on acceptable terms. During July 2002, management initiated a plan to relocate our Corporate Offices in Austin, Texas as a result of our continued growth and planned expansion. Not included in the above schedule is our former Corporate Office lease, which continues through July 2004, with a monthly rent of $11,550.

ITEM 3. Litigation

First American Decision. We were a defendant in a lawsuit filed in the Federal Court for the Western District of Oklahoma, alleging that we had tortiously interfered with a contract between the plaintiff and a Native American tribe that granted the plaintiff the exclusive right to provide gaming machines to the tribe. In July 2003, the plaintiff stated its claim for damages in an amount ranging between $5.6 million and $13.2 million. On September 12, 2003, a jury rendered a verdict in our favor on all counts in the complaint. The plaintiff has filed an appeal with the Tenth Circuit Court of Appeals. We are not able to make any prediction on the outcome of this appeal given the inherent uncertainties in any litigation.

MegaNanza Litigation and Related NIGC Settlement Proceedings. On April 15, 2002, we received an Advisory Opinion from the Deputy General Counsel of the NIGC, stating that MegaNanza and its related family of games were Class III games as defined by IGRA. On April 18, 2002, we filed a lawsuit against the NIGC in the United States District Court for the Northern District of Oklahoma, seeking a judicial declaration that our MegaNanza family of games are Class II games. On June 14, 2002, the NIGC, represented by and acting through the DOJ, filed a motion to dismiss the case, claiming the Court lacked jurisdiction on various procedural grounds. After the NIGC Commissioner issued a Notice of Violation, or NOV, to our largest customer on June 17, 2002, the court granted us a motion seeking the issuance of a temporary restraining order against the NIGC from taking any enforcement actions against any of our customers for playing MegaNanza. Notwithstanding the existence of the temporary restraining order against the NIGC, as a result of the issuance of the NOV, our largest MegaNanza customer and certain other customers discontinued playing MegaNanza, and requested that we install Reel Time Bingo in place of existing MegaNanza units.

On September 10, 2002, the Court granted the motion by the DOJ to dismiss our action for lack of jurisdiction by the Court, but did not address our substantive claim that MegaNanza was a legal Class II game. As a consequence of the dismissal, the temporary restraining order was dissolved, and the NIGC was no longer prohibited from issuing additional NOVs or from taking further enforcement actions. We appealed the granting of the motion to dismiss to the United States Court of Appeals for the Tenth Circuit. Prior to the Tenth Circuit’s taking any action on our appeal, we entered into a Settlement Agreement with the NIGC that established a “fast-track” process for the NIGC to consider and issue its opinion on the classification of a version of Reel Time Bingo. In return for the fast-track process, we immediately dismissed with prejudice our pending appeal before the Tenth Circuit.

Pursuant to the terms of the Settlement Agreement, we began and maintained an ongoing dialogue with NIGC, which resulted in us making several changes that are reflected in the final version of Reel Time Bingo Version 1.2A. The principal changes are as follows:

•	For game winners, Reel Time Bingo Version 1.2A requires three touches or “daubs” rather than the two touches in earlier versions;

•	For non-winners, Reel Time Bingo Version 1.2A requires three touches as opposed to either one or two touches, depending on how a tribe had configured earlier versions of the game; and

•	Reel Time Bingo Version 1.2A requires all players to remain in a game until it is confirmed that an apparent winner of the game-ending pattern has claimed the prize.

In Reel Time Bingo Versions 1.1 and 1.2 all players not achieving the game-ending prize were permitted to move on to another game before the apparent winner had daubed to claim the prize.

The Settlement Agreement also stipulates that once the NIGC opinion is issued, the NIGC is required to notify all Class II tribes of its position on electronic bonanza-bingo style games, such as MegaNanza. An Advisory Opinion was issued by the NIGC to us on September 23, 2003, stating that Version 1.2A of our Reel Time Bingo game was a legal Class II bingo game. However, this opinion is not binding on the DOJ. See “Item 1. Business – Governmental Regulation,” and “– Risk Factors – The U.S. Department of Justice has recently sought review by the U.S. Supreme Court of two U.S. circuit court cases involving issues that fundamentally involve the legality of the substantial majority of our products.”

As of October 27, 2003, we had converted all our MegaNanza games to some version of Reel Time Bingo.

Other Litigation. In addition to the threat of litigation relating to the Class II or Class III status of our games and equipment, we are the subject of various pending and threatened claims arising out of the ordinary course of business. We believe that any liability resulting from these various other claims will not have a material adverse effect on our financial condition or results of operations.

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

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is currently listed on the NASDAQ National Market under the symbol MGAM. Prior to September 27, 2001, we were listed on the NASDAQ SmallCap Market under the same symbol. The following table sets forth the range of the quarterly high and low bid prices for the last two fiscal years, as reported in the Wall Street Journal.

Fiscal Quarter	High	Low
First Quarter 2002	$26.66	$9.67
Second Quarter 2002	37.05	20.30
Third Quarter 2002	35.58	18.55
Fourth Quarter 2002	24.65	14.80

First Quarter 2003	29.50	18.56
Second Quarter 2003	28.40	15.37
Third Quarter 2003	27.35	17.77
Fourth Quarter 2003	37.41	21.65

There were approximately 70 holders of record of our common stock on December 18, 2003, including shares held in street name by Cede & Co. We believe that the shares held in street name are held for more than 4,200 beneficial owners.

We have never declared or paid any cash dividends on our common stock. We intend to retain our earnings to finance growth and development, and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Equity Compensation Plan Information

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants, and rights(#)	Weighted-average exercise price of outstanding options, warrants, and rights($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)(#)
Equity compensation plans approved by security holders	2,924,567	$10.73	935,849
Equity compensation plans not approved by security holders	667,500	15.39	—

Total	3,592,067	$11.60	935,849

(1)	Stock Plans are discussed in further detailed under “PART IV – Item 15. Financial Statements – Note 6 Stockholders’ Equity.”

ITEM 6. Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this Annual Report.

	Years Ended September 30,
	2003	2002	2001	2000	1999
	(In thousands, except per-share amounts)
Income Statement Data:
Revenues	$368,766	$291,010	$131,812	$96,809	$88,856
Operating income (loss)	50,731	40,406	11,623	4,719	(3,708)
Net income (loss)	31,655	25,265	6,672	2,779	(2,505)
Earnings (loss) per share:
Basic	2.44	2.02	0.71	0.32	(0.32)
Diluted	2.15	1.74	0.57	0.30	(0.32)
Balance Sheet Data:
Working capital (deficit)	18,504	11,477	3,476	(587)	(4,709)
Total assets	143,730	86,190	44,667	28,792	28,880
Long-term obligations	12,795	1,754	2,000	3,012	3,701
Stockholders’ equity	102,112	65,512	32,368	13,046	10,502

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

We are the leading supplier of interactive electronic games and the player stations on which our games are played to the rapidly growing Native American gaming market. We design and develop hardware, software networks and content that provide our customers with a comprehensive gaming system. Historically, we have focused our efforts on Class II gaming systems and Class III video lottery systems used primarily by Native American tribes. We have also contracted to supply the central operating system for the state of New York’s video lottery system.

We derive the majority of our gaming revenues from the placement of Class II player stations under participation arrangements, and to a lesser degree from the placement of Class III video lottery terminals, or VLTs, under lease-purchase or participation arrangements, and the back-office fees generated by Class III video lottery systems. A significantly smaller portion of our revenues is generated from the sale of VLTs and game licenses in the Class III market, except for a relatively few periods during which market conditions result in a temporary increase in the numbers of VLTs sold during the period (e.g., the opening of a new casino, or a change in the law that allows existing casinos to increase the number of VLTs permitted under prior law).

Class II Market

We derive our Class II gaming revenues primarily from participation arrangements with our customers. Under participation arrangements, we retain ownership of the player stations installed at our customers’ tribal gaming facilities, and receive revenue based on a percentage of the hold per day generated by each player station. The network-wide hold is reported by us as gaming revenue, and represents the total amount end users wager, less the total amount paid to end users for prizes. The amounts retained by the halls for their share of the hold are reported in our results of operations as “allotments to hall operators,” and are deducted from our total revenues to arrive at our net revenues. We believe that net revenue and our net revenue per player station per day are the most important factors for evaluating our performance in the Class II market. Net revenue per player station per day represents total gaming revenues less allotments to hall operators, divided by the average number of player stations and the number of days in the period.

Our historical growth in revenue is a reflection of the increase in our installed base of player stations and the technological advances we have developed and implemented. These advances have enabled us to dramatically increase the frequency and the number of games played on our system over any given period of time. Our gaming systems enable us to rapidly launch new games with moderate cost, which we believe provide end users with greater levels of entertainment. We believe that this leads to a greater number of end users and end users’ receiving more perceived value from their entertainment dollar.

Our New Generation gaming system operates at a speed considerably faster than our Legacy system, generally resulting in end users playing a greater number of games on our New Generation system than they otherwise could have on our Legacy gaming system in the same amount of time. As a result of the faster speed of play and higher payout ratios, we believe that end users derive a higher level of satisfaction from playing our New Generation games. We believe that this enhanced satisfaction results in end users playing games for longer periods of time than they would have played on our Legacy system, resulting in higher net revenue per player station on our New Generation system. In November 2003, we introduced and began deploying our Gen4 gaming system, which will enable us to produce games with bonus rounds and wide-area progressives, provide more end-user enjoyment and also provide better networking capabilities among gaming systems.

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

Since our inception, we produced MegaBingo, a live paper bingo game that originally featured a live bingo ball draw that was televised and transmitted to multiple bingo halls throughout the U.S. MegaBingo enabled players in participating halls to compete with players in other halls in a single live bingo game to win a large jackpot prize. Since introducing our Legacy and New Generation gaming systems, we experienced a decline in the revenue generated by MegaBingo, as hall operators migrated to our Class II player stations, which many players found more entertaining. As a result of the continued decline both in the number of participating halls and in the resulting revenue during the quarter ended December 31, 2002, we initiated a plan to discontinue the play of MegaBingo and held a championship game during April 2003 to conclude MegaBingo play. For the year ended September 30, 2003, MegaBingo revenues were $392,000.

In May 1996, we introduced our Class II MegaMania game, the first in a series of high-speed, interactive bingo games based on our Legacy gaming system that are played on player stations linked with one another via nationwide, broadband telecommunications network. In January 2001, we introduced our MegaNanza game, a New-Generation “bonanza-style” bingo game, where the balls are drawn before the bingo cards are purchased. MegaNanza plays faster than our Legacy games, and generates increased revenues for us and our customers. In June, 2002, we introduced Reel Time Bingo, a New-Generation-based, high-speed, “standard-sequence” bingo game, in which the cards are purchased before the balls are drawn. As of October 27, 2003 we had converted all of our MegaNanza games to some version of Reel Time Bingo both in response to our settlement agreement with the NIGC, and to take advantage of improved technologies. The conversion was accomplished relatively easily, as MegaNanza and Reel Time Bingo are both game engines that operate on our New Generation gaming system, which, among other benefits, allows the conversion to be achieved by loading new software, either from our network operations center or at the customer’s gaming facility.

For the year ended September 30, 2003, the net revenue per player station per day for Reel Time Bingo was approximately $35, compared to approximately $40 for MegaNanza. As of September 30, 2003, 288 MegaNanza player stations, representing 2.8% of our total installed base of Class II player stations, remained in two facilities with higher holds than the historical network average for MegaNanza. The remaining 288 MegaNanza units were converted to Reel Time Bingo in October 2003. On a casino-to-casino comparison, where MegaNanza player stations have been wholly converted to Reel Time Bingo, and prior to recent changes in the competitive environment, the Reel Time Bingo units have generally performed equal to or better than the MegaNanza units replaced, following a player familiarization period.

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

In June 1999, we installed our first Class III VLTs in the state of Washington, which was the first state where Class III video lottery systems were permitted by Native American-state compact. During 2000, we had significant sales of Class III VLTs, as initial sales were made pursuant to newly adopted Native American compacts with the state of Washington which, by their terms, limited the number of installed Class III VLTs permitted on Native American land. As new casinos are introduced into the Washington market or existing casinos are expanded, and as the compact limitations on the number of installed VLTs are eased, we have experienced brief periods during which there was a temporary increase in the number of VLTs sold, thereby resulting in anomalies when comparing one period to another. We believe similar occurrences may result in fluctuations in our sales of Class III VLTs in the future. During 2003, we had an average of 2,315 Class III VLTs in service, compared to 1,905 units during the same period of 2002.

Joint Development Agreements

As we seek to continue the growth in our customer base and to expand our installed base of linked Class II player stations, a key element of our strategy has become entering into joint development agreements with various Native American tribes to help fund new tribal gaming facilities. Pursuant to these agreements, we advance funds to the tribes for the construction of new tribal gaming facilities or for the expansion of existing facilities. These agreements provide for repayment by the customer of some or all of the amounts advanced.

Amounts that are advanced in excess of those reimbursed by such tribes for real property and land improvements are allocated to an intangible asset and amortized over the life of the contract. Amounts advanced that relate to personal property owned by us and located at the tribal gaming facility are carried in our property and equipment and depreciated over the shorter of the estimated useful life of the asset or the life of the contract.

In return, we receive a percentage of the floor space and a fixed percentage of the hold per day from the player stations at the gaming facility. To date, we have completed one facility under one such development agreement, for $10 million, and have signed agreements for seven additional facilities in Oklahoma for an aggregate outstanding commitment to advance approximately $37.3 million.

We are in various stages of discussion with new and existing tribal customers to provide funding for similar development opportunities. However, we may not be successful in entering into any additional agreements.

License Agreements

We have license agreements with WMS® Gaming, Inc., or WMS, and Bally Gaming Inc., or Bally, to use certain trademarks, logos and graphics in connection with our Class III games. We, in turn, resell these licenses to our customers in connection with the installation of our Class III VLTs that use these licenses. Revenues from these license fees are reported in our results of operations under “player station and license sale and lease revenue.” We also have a similar license agreement for the Class II market with Bally, WMS, and Mikohn Gaming Corporation. Because we generally install our Class II player stations and games with our customers on a participation arrangement basis, thereby retaining ownership of the player stations, we do not resell licenses for use in the Class II market.

Recent Developments

DOJ Action. On November 21, 2003, the DOJ filed a Petition for a Writ of Certiorari in the Supreme Court seeking review of two U.S. Circuit Court cases that examined whether the Johnson Act prohibits Native American tribes from offering certain types of electronic gaming devices. Specifically, the DOJ seeks review of United States of America v. Santee Sioux Tribe of Nebraska, a federally recognized Indian Tribe, on Petition for a Writ of Certiorari to the United States Court of Appeals for the Tenth Circuit, and John D. Ashcroft, Attorney General, et al., v. Seneca-Cayuga Tribe of Oklahoma, et al. on Petition for a Writ of Certiorari to the United States Court of Appeals for the Eighth Circuit. In the petitions, the DOJ asserts that the Johnson Act prohibits Native American tribes from operating certain electronic gambling devices without a compact with the appropriate state.

We are not a party to these actions, and we will likely have only limited information about the proceedings at the Supreme Court prior to their completion. We cannot predict whether the Supreme Court will grant certiorari in these cases or, if certiorari is granted, how the Supreme Court will rule. Accordingly, we do not intend to speculate about the potential outcomes in these matters.

Although our machines are not the subject of either lawsuit, the DOJ’s arguments and reasoning would appear to encompass the machines we offer for the Class II market. As a result, if the U.S. Supreme Court were to grant certiorari and accept the arguments advanced by the DOJ, the play of most of our current products without a compact would likely be prohibited by the Johnson Act. This result would almost certainly have a significant, material adverse impact on our business and operating results. Alternatively, a decision by the Supreme Court that rejected the DOJ’s arguments and instead affirmed the right of the tribes to offer games and player stations such as those manufactured and sold by us as legal “electronic aids” to bingo for the Class II market could remove significant legal uncertainty in our principal market. A favorable result could form the basis for expansion of market opportunities, and further innovation in the Class II market. However, it could also result in increased competition from vendors in the Class III market who we believe have avoided entry into the Class II market due to the legal uncertainties described above.

The DOJ petitions currently before the Supreme Court may affect our business prior to their resolution. In particular, it is possible that the continued uncertainty in the Class II gaming market may deter or delay the entrance of new competitors into our markets. Also, our tribal customers may face increased pressure to seek a compact with the states in which they operate. In the event one or more of our tribal customers entered into a state compact enabling the tribe to offer Class III games, demand for our Class II games could decline precipitously. Finally, speculation as to the outcome of these matters may lead to increased volatility or a general decline in the price of our common stock. However, it is difficult to predict whether these or other effects will actually occur or, should they occur, what impact they will have on our business. We intend to continue to disclose any material effects we experience as a result of the actions of the DOJ or other regulatory developments.

Lytton Rancheria Loan. In October 2003, we provided a bridge loan to the Lytton Rancheria of California, or Lytton Rancheria, a federally recognized Native American tribe, which the tribe used to facilitate the transfer of land in San Pablo, California to the United States in trust for Lytton Rancheria. The bridge loan plus interest at prime plus 2% will be repaid in accordance with the loan terms based upon certain triggering events, the tribe’s ability to secure alternative funding or upon maturity in December 2004. Our loan to the Lytton Rancheria tribe is different from our development agreements in that there is no assurance that the Lytton Rancheria tribe will either develop a tribal gaming facility or enter into an equipment leasing agreement with us if they do pursue gaming opportunities on the acquired land. The loan is secured by certain of the tribe’s personal property, as well as the net cash flow from the existing card room that is currently in operation at the acquired site.

Results of Operations

The following tables sets forth our end-of-period and average installed base of player stations for the years ended September 30, 2003, 2002 and 2001.

	Years Ended September 30,
	2003	2002	2001
End-of-period installed player station base:
Class II
Reel Time Bingo	8,473	1,276	—
MegaNanza	288	3,962	1,966

New Generation platform	8,761	5,238	1,966
Legacy platform	1,498	2,398	2,979
Class III	2,851	2,139	1,506

	Years Ended September 30,
	2003	2002	2001
Average installed player station base:
Class II
Reel Time Bingo	4,573	380	—
MegaNanza	2,277	3,444	876

New Generation platform	6,850	3,824	876
Legacy platform	1,966	2,662	3,432
Class III	2,315	1,905	1,379

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included under Item 8. Financial Statements and Supplementary Data.

Fiscal 2003 Compared to Fiscal 2002

Total revenues for 2003 were $368.8 million, compared to $291.0 million in 2002, a 27% increase. This was primarily the result of the increase in revenues generated by Class II electronic gaming, which were $346.4 million for 2003, compared to $276.9 million in 2002, a 25% increase. The increase in Class II gaming revenues was primarily the result of a 36% increase in the average number of player stations in daily operation during 2003. Partially offsetting this increase were decreases in Class III gaming revenue of $1.3 million, or 23%, and in MegaBingo revenue of $895,000, or 70%.

Gaming Revenue – Class II

•	For 2003, New Generation games generated revenues of $305.4 million, based on an average of 6,850 player stations in daily operation during 2003, compared to revenues of $221.3 million, on an average of 3,824 player stations in daily operation for 2002.

•	During 2003, we had an average of 1,966 Class II Legacy player stations in daily operation, a 26% decrease from 2,662 in 2002. This decrease resulted primarily from the replacement of many of our Legacy player stations with our more profitable New Generation player stations.

•	Television bingo game show revenues for 2003 decreased $895,000, or 70%, from 2002. The decrease in MegaBingo revenues was the result of discontinuing game play and holding the final MegaBingo championship game in April 2003.

Gaming Revenue – Class III

•	Total revenues from Class III gaming decreased to $4.4 million for 2003, compared to $5.6 million in 2002, a decrease of 23%. This decrease in Class III gaming was primarily due to a customer converting from equipment lease to purchase in the last quarter of fiscal 2002, and the resulting decrease of approximately $2.0 million, or 72%, in our Class III rental fees. The decrease was partially offset by a $711,000, or 25%, increase in Class III back-office fees to $3.6 million from $2.9 million, resulting from a 22% increase in the average number of Class III video lottery terminals in service during 2003 to 2,315 units, from 1,905 units in 2002.

Player Station and License Sale and Lease Revenue

•	Player station and license sale and lease revenue increased by $9.0 million, or 123%, to $16.3 million in 2003, from $7.3 million in 2002. The increase is primarily due to the purchase of equipment and software licenses related to two customers’ opening new facilities, and an equipment lease customer converting to a purchase during the current fiscal year.

Allotments to hall operators increased 24% to $244.1 million in 2003, from $196.2 million in 2002. Virtually all of this increase was attributable to the increase in hall commissions related to Class II gaming, and is commensurate with the overall increase in Class II gaming revenue.

Bingo prizes and related costs decreased 19% to $1.2 million in 2003, from $1.5 million in 2002. The decrease relates to the discontinuation of MegaBingo play during fiscal 2003.

Cost of electronic player stations sold increased 109% to $9.2 million in 2003, from $4.4 million in 2002. The increase is due to the increased number of Class III player stations sold during the period as discussed above.

Selling, general and administrative expenses increased 22% to $41.9 million in 2003, from $34.3 million in 2002. Salaries and wages increased approximately $3.0 million due to additional personnel hired to address our gaming network and development needs and the pursuit of new business. At September 30, 2003, we employed 336 full-time and part-time employees, compared to 279 at September 30, 2002. The need for additional office space, due to a greater number of employees, increased rent expense by approximately $521,000. Travel costs increased approximately $766,000 due to the greater number of employees and the pursuit of new business. Legal, professional and lobbying fees increased approximately $473,000 primarily as a result of increased legal and professional services for research into new products and markets. Repairs and maintenance and insurance increased approximately $3.0 million due to the greater number of player stations in the field. During fiscal 2002, costs of $780,000 related to an abandoned public offering were written off.

Amortization and depreciation expense increased 52% to $21.7 million in 2003, from $14.3 million in 2002, primarily as a result of a 79% increase in the average installed base of New Generation player stations. The increase in player station depreciation on participation games in 2003 was partially offset by a decrease in accelerated depreciation on player stations resulting from lease-purchase arrangements with customers having payment terms under three years as certain units were converted from lease-purchase to purchase.

Interest income decreased 3% to $328,000 in 2003, from $339,000 in 2002. The decrease was the result of the payoff of certain notes receivable in fiscal 2003.

Interest expense amounted to $309,000 for 2003 and $96,000 for 2002, due to an increase in long-term debt and capital leases in 2003. As we continue to fund our capital commitments pursuant to our joint development agreements and otherwise, we will likely be required to borrow more money under our credit facility. As a result, our interest expense will likely increase for fiscal 2004.

Income tax expense increased to $19.1 million for 2003, compared to an income tax expense of $15.4 million in 2002. The 2003 and 2002 income tax expense represents an effective tax rate of 38%, which includes both federal and state taxes.

Fiscal 2002 Compared to Fiscal 2001

Total revenues for 2002 were $291.0 million, compared to $131.8 million in 2001, a 121% increase. This was primarily the result of the increase in revenues generated by Class II electronic gaming, which were $276.9 million for 2002, compared to $121.2 million in 2001, a 128% increase. The increase in Class II gaming revenues was primarily the result of a full year of revenues from New Generation games. MegaNanza, the first New Generation game, was introduced in January 2001, followed by Reel Time Bingo in June 2002.

Gaming Revenue – Class II

•	For 2002, New Generation games generated revenues of $221.3 million, based on an average of 3,824 player stations in daily operation during 2002, compared to revenues of $47.5 million on an average of 876 player stations in daily operation for 2001.

•	During 2002, we had an average of 2,662 Class II Legacy player stations in daily operation, a 22% decrease from 3,432 in 2001. This decrease resulted primarily from the replacement of many of our Legacy platform player stations with our more profitable New Generation platform player stations.

•	Television bingo game show revenues for 2002 decreased $882,000, or 41%, from 2001. This decrease was the result of a continued reduction from the prior year in the number of halls participating in MegaBingo, as customers and end users migrated to our faster Class II systems.

Gaming Revenue – Class III

•	Total revenues from Class III gaming increased to $5.6 million for 2002, compared to $4.7 million in 2001, an increase of 21%. This increase resulted from a 38% increase in the average number of Class III video lottery terminals in service during 2002, to 1,905 units from 1,379 units in 2001.

Player Station and License Sale and Lease Revenue

•	Player station and license sale and lease revenue increased by $2.3 million, or 47%, to $7.3 million in 2002 from $5.0 million in 2001. The increase is primarily due to the sale of equipment and software licenses related to the addition of Class III customers in fiscal 2002.

Allotments to hall operators increased 129% to $196.2 million in 2002 from $85.7 million in 2001. Virtually all of this increase was attributable to the increase in hall commissions related to Class II gaming and is commensurate with the overall increase in Class II gaming revenue.

Bingo prizes and related costs decreased 39% to $1.5 million in 2002 from $2.4 million in 2001. The decrease was caused primarily by the decrease in MegaBingo revenues discussed above.

Cost of electronic player stations sold increased 72% to $4.4 million in 2002 from $2.6 million in 2001. The increase relates to additional sales of equipment and software licenses in 2002 as compared to 2001. Also, the margin on sales decreased due to increased cabinet costs on some units, and the revamping of ancillary equipment.

Selling, general and administrative expenses increased 76% to $34.3 million in 2002 from $19.5 million in 2001. Salaries and wages increased approximately $7.5 million due to additional personnel hired to address our Class II electronic gaming network needs and the pursuit of new business. At September 30, 2002, we employed 279 full-time and part-time employees, compared to 187 at September 30, 2001. Advertising and promotions expenses increased approximately $625,000 due to an effort to increase our presence at trade shows. Legal, professional and lobbying fees increased approximately $2.5 million primarily due to regulatory challenges to MegaNanza, and the write-off of offering costs totaling $780,000. These offering costs were incurred in connection with our attempt to raise additional equity capital, which efforts ceased due to negative market conditions. Consulting and contract labor increased approximately $926,000 due to increased development, upgrade and maintenance of games and systems by outside contractors. Shipping costs increased approximately $437,000 due to sending parts out to halls for a larger number of installed player stations. The increases were partially offset by the reduction of satellite and equipment rent of approximately $693,000 related to the TV game show. The TV game show was revised the first quarter of fiscal 2002 and no longer required the rental of satellite time.

Amortization and depreciation expense increased 42% to $14.3 million in 2002 from $10.1 million in 2001 primarily as a result a substantial increase in the average installed base of New Generation player stations. The increase in player station depreciation from New Generation games was partially offset by a decrease in the average installed base of Legacy games we own.

Interest income increased 144% to $339,000 in 2002, from $139,000 in 2001. The increase was primarily the result of higher interest-earning cash balances during 2002.

Interest expense amounted to $96,000 for 2002 and $699,000 for 2001. The reduction of our outstanding debt, primarily from the payment of the remaining balance on a credit facility in September 2001, decreased the interest expense for this fiscal year.

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

Recent Accounting Pronouncements Issued

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

In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 were applied to revenue arrangements entered into after July 1, 2003. The adoption of this Statement did not have a material impact on our financial position and results of operations.

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

Liquidity and Capital Resources

At September 30, 2003, we had unrestricted cash and cash equivalents of $26.3 million, compared to $15.2 million at September 30, 2002. Our working capital for 2003 increased to $18.5 million compared to $11.5 million for 2002.

As of September 30, 2003, our total contractual cash obligations were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt(1)	$2,415	$4,222	$1,220	$—	$7,857
Capital leases(2)	2,477	4,442	—	—	6,919
Operating leases(3)	1,322	1,979	1,939	501	5,741
Purchase commitments(4)	1,375	625	—	—	2,000
Payments due under employment agreement(5)	250	500	500	2,583	3,833
Lytton Rancheria loan(6)	23,000	—	—	—	23,000
Gaming facility joint development agreements(7)	37,255	—	—	—	37,255

Total	$68,094	$11,768	$3,659	$3,084	$86,605

(1)	Consists of various three to five year loans for the purchase of automobiles and property and equipment at an overall average annual interest rate of 7.48%, a five-year loan related to financing our corporate aircraft at an annual interest rate of LIBOR plus 2.75%, and amounts borrowed under our Credit Facility at annual interest rate of Prime plus 1.25%.
(2)	Consists of various three-year capital leases for property and equipment at an overall average annual interest rate of 7.44%.
(3)	Consists of operating leases for our facilities and office equipment that expire at various times through 2008.
(4)	Consists of commitments to purchase third-party licenses.
(5)	Represents the expected future payments due, based on life expectancy tables, to Gordon Graves for his non-compete agreement entered into under his Employment Agreement, further discussed under “PART IV – Item 15. Financial Statements – Note 7 Commitments and Contingencies.”
(6)	Represents commitment for bridge loan to Lytton Rancheria, further discussed under “PART IV – Item 15. Financial Statements – Note 9 Subsequent Event.”
(7)	Represents commitments for payments toward development and construction and/or expansion of tribal gaming facilities.

During fiscal 2003, we generated cash from operations of $45.5 million, compared to $32.0 million during 2002. This increase was primarily the result of an increase in net income to $31.7 million in 2003, from $25.3 million in 2002 combined with an increase in amortization and depreciation of $7.4 million.

Cash used in investing activities increased to $42.0 million in 2003, from $30.2 million in 2002. The increase resulted from an increase in cash capital expenditures of $11.2 million, to $40.8 million in 2003, from $29.6 million in 2002 combined with net amounts advanced under development agreements of $1.1 million in 2003 compared to no advances in 2002. During the year ended September 30, 2003, cash capital expenditures consisted of:

	Cash Capital Expenses	Financed Capital Expenses	Non Cash Transfer of Inventory	Total Additions to PPE
Player station and gaming equipment	$25,754	$2,157	$10,382	$38,293
Equipment and third-party software for NY Lottery	191	6,593	—	6,784
Tribal gaming facilities and portable buildings	7,197	—	—	7,197
Internally developed software	4,817	—	—	4,817
Other	2,860	64	—	2,924

Total	$40,819	$8,814	$10,382	$60,015

Cash provided by financing activities for 2003 was $7.6 million, compared to $8.6 million in 2002. During 2003, we collected $4.3 million from the exercise of warrants and options and the related tax benefit, compared to $8.0 million in 2002. Cash flow provided by financing activities for the year ended September 30, 2003 also included proceeds from long-term debt of $2.5 million drawn on the term loans under our credit facility described below, and $1.7 million related to financing our corporate aircraft.

Our projected capital expenditures for the next year will consist of player stations and related gaming equipment that are placed with our Class II customers under participation arrangements, substantial capital outlays in connection with the joint development of new and expanded tribal gaming facilities, for the build-out of the central system for the New York Lottery project described in further detail below, and may include substantial capital expenditures in connection with potential acquisitions. In our strategy to partner with current and prospective customers to jointly develop tribal gaming facilities that will house our player stations and in pursuing any potential acquisitions, we may make expenditures that could significantly affect our cash flow and liquidity, and use a significant portion of both our cash flow from operations and any proceeds we receive from debt or equity financing we might undertake. Our total capital expenditures will depend upon the number of player stations that we are able to place in service during the year, and the number and size of tribal gaming facilities we choose to develop. Additional capital expenditures will be required for player stations if we are successful in introducing our games into new markets, such as the charity bingo market. In addition to manufacturing our own, we also purchase player stations from Bally and WMS, and licenses from Bally, WMS and Mikohn.

In May 2002, the New York Lottery notified us that it had selected us as the winning vendor to provide the central system for video lottery games to be operated at certain New York State racetracks. In December 2002, we executed a definitive agreement to provide the central system, and submitted it to the New York Lottery. In April 2003, a final approved and signed contract was obtained from the New York State Comptroller and Attorney General. During January 2003, we secured $12.0 million in vendor-based financing to lease equipment for the New York Lottery project and the build-out of the central system. As of September 30, 2003, we had acquired $8.1 million of the anticipated $15.8 million in equipment and third-party software required to develop, produce and implement the central system.

To date we entered into eight development agreements (further described under “PART IV – Item 15. Financial Statements – Note 1 Summary of Significant Accounting Policies”) with our customers to provide up to $47.3 million towards the construction of tribal gaming facilities. The development agreements typically require that some or all of the construction advances be repaid to us. As of September 30, 2003, we had advanced a total of $10.0 million under such agreements, and expect to advance the remaining $37.3 million over the next twelve months.

Our debt structure consists of a credit facility which provides us with a $10.0 million term loan facility and a $5.0 million revolving credit line. The term loan can be drawn under three tranches based upon our unfinanced capital expenditures, beginning in June 2003 and closing six months apart. The term loan matures in June 2006, bears interest at a rate of prime plus 1.25%, which was 5.5% as of September 30, 2003, and has a floor of 5.5%. At September 30, 2003, we had closed the first tranche of the term loan. The revolver provides us with up to $5.0 million for working capital needs, which is limited by a borrowing base comprised of certain of our accounts receivable and inventory, bears interest at a rate of prime plus 1.25% and has a commitment fee based on the daily average unborrowed balance. The revolver matures in June 2005. As of September 30, 2003, the borrowing base provided for $5.0 million in availability; however, there were no borrowings outstanding under the Revolver.

The credit facility contains customary financial and operational covenants, and is collateralized by substantially all our assets. We were in compliance with these covenants as of September 30, 2003.

We believe that our existing cash and cash equivalents, cash provided from our operations and amounts available under our credit facility can sustain our current operations, which could include a portion of the financing required from us in connection with our joint development agreements, depending upon the timing and mix of those projects. However, our performance and financial results are, to a certain extent, subject to general conditions in or affecting the Native American gaming industry, and to general economic, political, financial, competitive and regulatory factors beyond our control. If our business does not continue to generate cash flow at current levels, or if the level of funding required in connection with our joint development agreements is greater or proceeds at a pace faster than anticipated, we may need to raise additional financing. In order to meet these potential additional capital requirements, we are currently in the process of negotiating an increase in the available credit under our existing credit facility. However, we may not be successful in obtaining such additional credit from our current lender. Other sources of such additional financing might include additional bank debt or the public or private sale of equity or debt securities. However, sufficient funds may not be available, on terms acceptable to us or at all, from these sources or any others to enable us to make necessary capital expenditures and to make discretionary investments in the future.

Stock Repurchase Authorizations

Our board of directors authorized us to repurchase 450,000 shares of our common stock, effective April 2000, and an additional 1,500,000 shares of our common stock, effective September 2001. The timing and total number of shares repurchased will depend upon prevailing market conditions and other investment opportunities. During fiscal 2002 and 2001, we repurchased 606 and 831,865 shares of our common stock at an average cost of $28.33 and $6.31, respectively. No shares were repurchased during fiscal 2003. During fiscal 2003, we settled a stockholder’s notes receivable in exchange for 30,858 shares of our common stock, at their fair market value of $20.87 per share at the time of the exchange.

At September 30, 2003, we had approximately 3.6 million options outstanding, with exercise prices ranging from $1.33 to $33.63 per share. At September 30, 2003, approximately 1.4 million of the outstanding options were exercisable.

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

Stock-Based Compensation. We apply Accounting Principles Board Opinion, or APB, No. 25 in accounting for our stock option plans, rather than the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under APB No. 25, no compensation expense is recognized for grants of options to common-law employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on our grants to employees in 2003, 2002 and 2001, no compensation expense has been recognized.

Contingencies

For information regarding contingencies, see “PART IV – Item 15. Financial Statements – Note 7 Commitments and Contingencies.”

Inflation and Other Cost Factors

Our operations have not been, nor are they expected to be, materially affected by inflation. However, our operational expansion is affected by the cost of hardware components, which is not considered to be inflation sensitive, but rather sensitive to changes in technology and competition in the hardware markets. In addition, we expect to continue to incur increased legal and other similar costs associated with compliance with regulatory requirements and the uncertainties present in the operating environment in which we do business. However, this expectation could change depending upon a number of factors, including those described under “Item 1. Business – Risk Factors”

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks in the ordinary course of business, primarily associated with interest rate fluctuations.

In June 2003, we entered into a credit facility to provide us with additional liquidity to meet our short-term financing needs as further described under “PART III – ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “PART IV – Item 15. Financial Statements – Note 3 Long-Term Debt.” Pursuant to the credit facility, we may borrow up to a total of $15 million under a $10 million term loan and a $5 million revolving line of credit. The entire credit facility bears an adjustable interest at a rate of prime plus 1.25%.

In connection with the joint development agreements we enter into with many of our Native American tribal customers, we are required to advance funds to the tribes for the construction and development of tribal gaming facilities, some of which are required to be repaid. It is anticipated that some of these receivables will have fixed interest rates. However, our bridge loan to the Lytton Rancheria tribe of up to $23 million, bears an interest rate of prime plus 2.00%.

As a result of our adjustable interest rate notes payable and fixed interest rate notes receivable described above, we are subject market risk with respect to interest rate fluctuations. Any material increase in prevailing interest rates could cause us to incur significantly higher interest expense.

ITEM 8. Financial Statements and Supplementary Data

The financial statements filed in this Annual Report on Form 10-K are listed in the Index to Financial Statements appearing in Part IV, Item 15.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no disagreements with our accountants on accounting or financial disclosure issues.

ITEM 9A. Controls and Procedures

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

As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

ITEM 10. Directors and Executive Officers of the Registrant

The information required by this Item is incorporated by reference to the Proxy Statement under the headings “Proposal One – Election of Directors,” and “Information Regarding Executive Officer Compensation – Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

ITEM 11. Executive Compensation

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Information Regarding Executive Officer Compensation.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions.”

ITEM 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Corporate Governance – Committees of the Board of Directors – The Audit Committee.”

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

Schedule II Valuation and Qualifying Accounts	59

(3)	Exhibits – See Exhibit Index

(b)	Reports On Form 8-K

We filed five reports on Form 8-K during the fiscal year ended September 30, 2003, on the following dates:

1.	Form 8-K, filed April 29, 2003, Items 9 and 12.

2.	Form 8-K, filed August 5, 2003, Item 7.

3.	Form 8-K, filed September 12, 2003, Item 9.

4.	Form 8-K, filed September 25, 2003, Items 5 and 7.

5.	Form 8-K, filed September 29, 2003, Item 9.

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders

Multimedia Games, Inc.

We have audited the accompanying consolidated balance sheets of Multimedia Games, Inc. as of September 30, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2003. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multimedia Games, Inc. at September 30, 2003 and 2002, and the results of its operations and its cash flows for the each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

BDO Seidman, LLP

Houston, Texas

November 7, 2003

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS

As of September 30, 2003 and 2002

(In thousands, except shares and per-share amounts)

	2003	2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,319	$15,247
Accounts receivable	6,387	5,697
Allowance for doubtful accounts receivable	(521)	(428)
Inventory, net	2,446	4,303
Prepaid expenses and other assets	1,811	1,418
Notes receivable, net	3,659	3,115
Federal and state income tax receivable	1,539	—
Deferred income taxes	1,584	797

Total current assets	43,224	30,149
Restricted cash and long-term investments	1,380	1,493
Inventory, net – non-current	11,742	10,328
Property and equipment, net	78,524	40,137
Notes receivable – non-current	500	—
Other assets	8,360	4,083

Total assets	$143,730	$86,190

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$4,558	$245
Accounts payable and accrued expenses	20,138	14,480
Federal and state income tax payable	—	1,181
Halls’ share of surplus	—	793
Prize fulfillment fees payable	—	44
Deferred revenue	24	1,929

Total current liabilities	24,720	18,672
Long-term debt and capital leases, less current portion	9,402	369
Other long-term liabilities	3,393	1,385
Deferred income taxes	4,103	252

Total liabilities	41,618	20,678

Commitments and contingencies (Notes 3, 4, 6 and 7)
Stockholders’ equity:
Preferred stock,
Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding;	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 25,000,000 shares authorized 14,347,014 and 13,963,489 shares issued, and 13,241,811 and 12,889,144 shares outstanding, respectively	143	140
Additional paid-in capital	45,631	40,996
Stockholders’ notes receivable	(1,466)	(2,417)
Treasury stock, 1,105,203 and 1,074,345 shares at cost, respectively	(6,491)	(5,847)
Retained earnings	64,295	32,640

Total stockholders’ equity	102,112	65,512

Total liabilities and stockholders’ equity	$143,730	$86,190

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended September 30, 2003, 2002 and 2001

(In thousands, except per-share amounts)

	2003	2002	2001
REVENUES:

Gaming revenue – Class II	$346,385	$276,898	$121,165
Gaming revenue – Class III	4,365	5,642	4,670
Player station and license sale and lease revenue	16,322	7,319	4,992
Other	1,694	1,151	985

Total revenues	368,766	291,010	131,812
Allotments to hall operators	244,093	196,216	85,655
Bingo prizes and related costs	1,175	1,452	2,391

Net revenues	123,498	93,342	43,766

OPERATING COSTS AND EXPENSES:
Cost of player stations and licenses sold	9,161	4,379	2,550
Selling, general and administrative expenses	41,916	34,253	19,508
Amortization and depreciation	21,690	14,304	10,085

Total operating costs and expenses	72,767	52,936	32,143

Operating income	50,731	40,406	11,623

OTHER INCOME (EXPENSE):
Interest income	328	339	139
Interest expense	(309)	(96)	(699)

Income before income taxes	50,750	40,649	11,063
Income tax expense	19,095	15,384	4,391

Net income	$31,655	$25,265	$6,672

Basic earnings per share	$2.44	$2.02	$0.71

Diluted earnings per share	$2.15	$1.74	$0.57

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2003, 2002, and 2001

(In thousands, except shares and per-share amounts)

	Preferred Stock		Common Stock				Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Stockholders’ Notes Receivable	Number of Shares	Amount	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balance, September 30, 2000	90,789	$1	8,495,249	$85	$13,523	$(780)	241,874	$(580)	$797	$13,046
Exercise of stock options	—	—	1,098,882	11	2,607	—	—	—	—	2,618
Exercise of stock warrants	—	—	2,777,512	28	14,466	—	—	—	—	14,494
Conversion of preferred stock	(81,586)	(1)	611,895	6	(5)	—	—	—	—	—
Stockholders’ notes for stock purchase, net	—	—	—	—	—	(1,116)	—	—	—	(1,116)
Purchase of treasury stock	—	—	—	—	—	—	831,865	(5,250)	—	(5,250)
Tax benefit of stock options exercised	—	—	—	—	1,995	—	—	—	—	1,995
Preferred stock dividends ($1.10 per preferred share)	—	—	—	—	—	—	—	—	(91)	(91)
Net income	—	—	—	—	—	—	—	—	6,672	6,672

Balance, September 30, 2000	9,203	—	12,983,538	130	32,586	(1,896)	1,073,739	(5,830)	7,378	32,368
Exercise of stock options	—	—	629,430	7	2,020	—	—	—	—	2,027
Exercise of stock warrants	—	—	309,623	3	1,310	—	—	—	—	1,313
Conversion of preferred stock	(9,203)	—	40,898	—	—	—	—	—	—	—
Stockholders’ notes for stock purchase, net	—	—	—	—	—	(521)	—	—	—	(521)
Purchase of treasury stock	—	—	—	—	—	—	606	(17)	—	(17)
Tax benefit of stock options exercised	—	—	—	—	4,829	—	—	—	—	4,829
Preferred stock dividends ($1.10 per preferred share)	—	—	—	—	—	—	—	—	(3)	(3)
Value of options associated with consulting services	—	—	—	—	251	—	—	—	—	251
Net income	—	—	—	—	—	—	—	—	25,265	25,265

Balance, September 30, 2002	—	—	13,963,489	140	40,996	(2,417)	1,074,345	(5,847)	32,640	65,512
Exercise of stock options	—	—	308,891	3	1,731	—	—	—	—	1,734
Exercise of stock warrants	—	—	74,634	—	357	—	—	—	—	357
Stockholders’ notes for stock purchase, net	—	—	—	—	—	307	—	—	—	307
Collection of stockholders’ notes for common stock	—	—	—	—	—	644	30,858	(644)	—	—
Tax benefit of stock options exercised	—	—	—	—	2,220	—	—	—	—	2,220
Value of options associated with consulting services	—	—	—	—	327	—	—	—	—	327
Net income	—	—	—	—	—	—	—	—	31,655	31,655

Balance, September 30, 2003	—	$—	14,347,014	$143	$45,631	$(1,466)	1,105,203	$(6,491)	$64,295	$102,112

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2003, 2002 and 2001

Increase (Decrease) in Cash and Cash Equivalents

(In thousands)

	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,655	$25,265	$6,672
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Amortization and depreciation	21,690	14,304	10,085
Loss on disposal of equipment	51	267	—
Options issued to consultants	327	251	—
Provision for doubtful accounts	91	875	111
Provision for obsolete inventory	735	494	89
Deferred income taxes	3,064	2,115	(2,287)
Tax benefit of stock options exercised	2,220	4,829	1,995
(Increase) decrease in:
Accounts receivable	(521)	(2,570)	(691)
Inventory	(10,674)	(12,145)	(5,515)
Prepaid expenses and other assets	(589)	(2,471)	(1,121)
Federal and state income tax payable (receivable)	(4,940)	(6,175)	(651)
Other long-term liabilities	—	—	500
Prize fulfillment fees payable	(44)	(55)	6
Notes receivable – current	(335)	(632)	1,519
Accounts payable and accrued expenses	5,658	6,807	3,951
Halls’ share of surplus	(960)	874	90
Deferred revenue	(1,905)	—	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	45,523	32,033	14,753

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and patents	(40,819)	(29,552)	(15,936)
Advances under development agreements	(5,844)	—	—
Repayments under development agreements	4,774
Restricted cash and long-term investments and other long-term liabilities	74	(344)	(28)
Notes receivable – non-current	(500)	—	—
Stockholders’ notes receivable, net	307	(321)	(29)

NET CASH USED IN INVESTING ACTIVITIES	(42,008)	(30,217)	(15,993)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants, and related tax benefit	4,311	7,969	18,020
Principal payments of long-term debt and capital leases	(1,125)	(143)	(274)
Proceeds from (repayments on) note payable, net	—	757	(5,727)
Proceeds from long-term debt	4,371	—	—
Payment on NGI lawsuit settlement	—	—	(1,885)
Purchase of treasury stock	—	(17)	(5,250)
Preferred stock dividends	—	(3)	(91)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,557	8,563	4,793

Net increase in cash and cash equivalents	11,072	10,379	3,553
Cash and cash equivalents, beginning of period	15,247	4,868	1,315

Cash and cash equivalents, end of period	$26,319	$15,247	$4,868

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

For the Years Ended September 30, 2003, 2002 and 2001

(In thousands)

	2003	2002	2001
SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$435	$96	$783

Income tax paid	$16,546	$8,261	$2,981

NON-CASH TRANSACTIONS:
Transfer of inventory to property and equipment	$10,382	$3,750	$1,956
Property and equipment and other assets acquired through:
Capital lease	6,490	—	—
Long-term debt	3,610	—	—
Non-compete agreement included in other assets and other long-term liabilities	2,047	—	—
Collection of stockholders’ note receivable with the Company’s common stock	644	—	—
Conversion of preferred stock to common stock	—	—	4
Issuance of note receivable to officer for common stock	—	200	1,087
Offset of note receivable against related deferred revenue	—	—	400
Issuance of note receivable for deferred revenue	—	1,929	—

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Operations – The Company is a technology supplier to the gaming industry. The Company designs and develops interactive Class II and Class III electronic gaming systems and related player stations and equipment that are marketed to Native American tribal gaming facilities located throughout the U.S., primarily in Oklahoma. Class II player stations are typically provided to customers under revenue sharing arrangements, while Class III player stations are typically sold for an up-front purchase price. The Company operates its games on behalf of its tribal customers through a nationwide, broadband telecommunications network. The player stations are typically interconnected within a gaming facility and across multiple facilities, thereby enabling players to simultaneously participate in the same game and to compete against one another to win common pooled prizes. The Company offers Class II and Class III game themes that have been designed and developed by the Company as well as game themes it has licensed from others.

Consolidation Principles – The Company’s financial statements include the activities of Multimedia Games, Inc. and its wholly-owned subsidiaries: MegaBingo, Inc., MGAM Systems, Inc., MGAM Services, LLC, TV Games, Inc. (dissolved April 10, 2003), Multimedia Creative Services, Inc (dissolved October 4, 2002), and American Gaming Network, LLC (dissolved July 11, 2002).

Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts and inventory obsolescence, asset lives of equipment, deferred tax assets, and the provision for and disclosure of litigation and loss contingencies. Actual results may differ from these estimates in the near term.

MegaBingo Activities – During the quarter ended December 31, 2002, the Company approved a plan to exit its MegaBingo gaming activities. As part of the exit plan, the final championship game was accelerated to April 2003, requiring the Company to fund the present value of the $1.0 million award prize. Under Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” approximately $420,000 related to the prize was determined to be an “exit cost,” and was accrued and paid during the year ended September 30, 2003, and reported under “bingo prizes and related costs.”

Revenue Recognition – The Company derives its Class II gaming revenues primarily from participation arrangements with its customers. Under participation arrangements, the Company retains ownership of the electronic player stations installed at customers’ tribal gaming facilities, and receives revenue based on a percentage of the hold per day generated by each player station. The network-wide hold is reported by the Company as gaming revenue, and represents the total amount end users wager, less the total amount paid to end users for prizes. The amounts retained by the halls for their share of the hold are reported by the Company in its results of operations as “allotments to hall operators,” and are deducted from the Company’s total revenues to arrive at its net revenues.

The majority of the Company’s Class III video lottery terminals, or VLTs, have been sold to customers outright for a one-time purchase price, and are reported by the Company under “player station and license sale and lease revenue.” Certain game themes used by the Company in the Class III market have been licensed from third parties and are resold to customers along with its Class III VLTs. Revenues from the sale of Class III VLTs and the sale of player station licenses are recognized when the units are delivered to the customer and the licensed games installed. For the remainder of its Class III VLTs, the Company enters into either participation arrangements similar to those for its Class II systems, or lease-purchase arrangements. Under lease-purchase arrangements, the Company receives a series of lease payments based on a percentage of the hold per day generated by the VLT. At the end of the lease period, the Company transfers ownership of the VLT to the customer.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Game Reserve – Prizes awarded under certain of the Company’s interactive games are based upon attaining an assumed level of gross game receipts, and statistical assumptions as to the frequency of winners. A surplus exists when game receipts exceed prize payouts, and a deficit exists when prize payouts exceed game receipts. Over any statistically relevant period of time, no material surplus or deficit is created.

Cash and Cash Equivalents – The Company considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Restricted Cash and Long-Term Investments – Restricted cash and long-term investments at September 30, 2003 and 2002 include $1.2 million and $1.4 million, respectively, representing, the present value of investments held by the Company’s prize fulfillment firm related to outstanding MegaBingo jackpot prizes.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts related to its accounts receivable and notes receivable that have been deemed to have a high risk of collectibility. Management reviews its accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration and credit worthiness when evaluating the adequacy of its allowance for doubtful accounts. The Company includes any receivable balances that are determined to be uncollectible, along with a general reserve, in its overall allowance for doubtful accounts. Based on the information available, management believes the allowance for doubtful accounts is adequate; however actual write-offs might exceed the recorded allowance.

Inventory – Current – The Company’s current inventory consists primarily of completed Class III VLTs and computer equipment components for Class III VLTs, and completed player station units expected to be sold within the Company’s next fiscal year. At September 30, 2003 and 2002, the Company’s current inventory consisted of the following:

	2003	2002
	(In thousands)
Finished units	$—	$2,349
New components	2,122	1,756
Used components	712	659
Obsolescence reserve	(388)	(461)

Net current inventory	$2,446	$4,303

Inventory – Non-Current – The Company’s non-current inventory consists of completed Class II player station units expected to be placed with customers under participation arrangements under which the Company retains title to the units. Such units are transferred from inventory to the Company’s property and equipment upon consummation of such agreements, and as such units are placed with customers. Non-current inventory also consists of both new and used components, stated at net carrying value. At September 30, 2003 and 2002, the Company’s non-current inventory consisted of the following:

	2003	2002
	(In thousands)
Finished units	$176	$5,637
New components	10,063	1,582
Used components	3,416	4,214
Obsolescence reserve	(1,913)	(1,105)

Net current inventory	$11,742	$10,328

Inventory Reserves – Inventories are stated at the lower of cost (first in, first out) or market. Management regularly reviews its inventory quantities on hand and records reserves for excess and obsolete inventory, based primarily on its estimated forecast of product demand and production and service requirements.

Development Agreements – In its efforts to place additional Class II player stations with both new and existing customers, the Company enters into development agreements to provide financing for new tribal gaming facilities or for the expansion of existing facilities. In return, the Company receives a percentage of the floor space in the facility dedicated to exclusive placement of its player stations, and a fixed percentage of the hold per day from the player stations over the term of the agreement. The agreements typically provide for repayment by the customer of some or all of the advances. Amounts that are advanced in excess of those reimbursed by the customer for real property and land improvements are allocated to an intangible asset and amortized over the life of the contract. Amounts

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

advanced that relate to personal property owned by the Company and located at the tribal gaming facility are carried in the Company’s property and equipment and depreciated over the shorter of the estimated useful life of the asset or the life of the contract.

Property and Equipment – Property and equipment is stated at cost. The cost of property and equipment is depreciated over their estimated useful lives, generally using the straight-line method for financial reporting, and accelerated methods for tax reporting purposes. Substantially all of the Company’s property and equipment is depreciated over two to seven years. Player stations placed with customers under lease arrangements where player station ownership is conveyed to the customer at the end of the lease term are depreciated over the shorter of the lease term or three years. Property and equipment includes a “pool” of rental player stations, i.e., the “rental pool.” Rental pool units are those units which have previously been in the field, but are currently back at the Company being refurbished and/or awaiting redeployment. Routine maintenance of property and equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated useful life of the component. Sales and retirements of depreciable property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in the Company’s results of operations.

Internally developed gaming software is stated at cost, which is amortized over the estimate useful life of the software, generally using the straight-line method. The Company amortizes internally developed games and gaming engines over an eighteen-month period, gaming platforms over a three-year period, and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development projects are expensed when the determination to discontinue is made.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets, which considers the discounted future net cash flows. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. This analysis of the long-lived assets at September 30, 2003 indicated there was no impairment to these assets’ carrying values.

Lease Property and Equipment – Leased property and equipment under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The cost of leased property and equipment is amortized using the straight-line method over the shorter of the related lease terms or the estimated useful lives of the assets.

Accounts Payable and Accrued Expenses – At September 30, 2003 and 2002 the Company’s accounts payable and accrued expenses consisted of the following:

	2003	2002
	(In thousands)
Trade accounts payable and accrued expenses	$14,655	$7,066
Accrued bonus and salaries	3,946	4,894
Other	1,537	2,520

Accounts payable and accrued expenses	$20,138	$14,480

Deferred Revenue – Deferred revenue represents sales of Class III VLTs and related licenses to be delivered to customers in the future.

Other Long-Term Liabilities – Other long term liabilities at September 30, 2003 and 2002 include the present value of investments held by the Company’s prize fulfillment firm related to outstanding MegaBingo jackpot prize winner annuities amounted to $1.2 million and $1.4 million, respectively. At September 30, 2003 other long term liabilities also included $2.0 million representing the present value of estimated payments due Gordon Graves under his covenant not to compete (See Note 7).

Fair value of financial instruments – The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. The carrying amounts at September 30, 2003 and 2002 for the Company’s financial instruments, which include accounts and notes receivable, accounts payable, and long-term debt, approximate fair value.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Taxes – The Company applies the provisions of Statement of Financial Accounting Standards, or SFAS, No. 109 “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax liabilities or assets arise from differences between the tax basis of assets or liabilities and their basis for financial reporting, and are subject to tests of recoverability in the case of deferred tax assets. The amount of deferred tax liabilities or assets is calculated by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. A valuation allowance is provided for deferred tax assets to the extent realization is not judged to be more likely than not.

Stock Split – On January 24, 2002, the Board of Directors authorized a three-for-two split of the Company’s Common Stock, paid in the form of a stock dividend on February 11, 2002. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the split.

Treasury Stock – The Company utilizes the cost method for accounting for its treasury stock acquisitions and dispositions.

Income per Common Share – Income per common share is computed in accordance with SFAS No. 128, “Earnings per Share.” Presented below is a reconciliation of net income available to common stockholders and the differences between actual weighted average shares outstanding, which are used in computing basic earnings per share, and diluted weighted average shares, which are used in computing diluted earnings per share.

	For the Year Ended September 30, 2003
	(In thousands, except shares and per-share amounts)
	Income	Shares	Per-Share Amount
BASIC EARNINGS PER SHARE:
Net income	$31,655
Less: preferred stock dividends	—

Income available to common stockholders	31,655	12,996,335	$2.44

DILUTED EARNINGS PER SHARE:
Effect of Dilutive Securities:
Options		1,666,988
Warrants		44,989
Convertible preferred stock	—	—

Income available to common stockholders plus assumed conversions	$31,655	14,708,312	$2.15

At September 30, 2003, options to purchase 182,000 shares of Common Stock at exercise prices ranging from $27.51 to $33.63 per share were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

	For the Year Ended September 30, 2002
	(In thousands, except shares and per-share amounts)
	Income	Shares	Per Share Amount
BASIC EARNINGS PER SHARE:
Net income	$25,265
Less: preferred stock dividends	(3)

Income available to common stockholders	25,262	12,481,159	$2.02

DILUTED EARNINGS PER SHARE:
Effect of Dilutive Securities:
Options		1,888,131
Warrants		178,336
Convertible preferred stock	3	11,570

Income available to common stockholders plus assumed conversions	$25,265	14,559,196	$1.74

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2002, options to purchase 399,500 shares of Common Stock at exercise prices ranging from $20.30 to $30.95 per share were outstanding, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common shares.

	For the Year Ended September 30, 2001
	(In thousands, except shares and per-share amounts)
	Income	Shares	Per Share Amount
BASIC EARNINGS PER SHARE:
Net income	$6,672
Less: preferred stock dividends	(91)

Income available to common stockholders	6,581	9,218,543	$0.71

DILUTED EARNINGS PER SHARE:
Effect of Dilutive Securities:
Options		1,245,297
Warrants		586,631
Convertible preferred stock	91	549,107

Income available to common stockholders plus assumed conversions	$6,672	11,599,578	$0.57

Stock-Based Compensation – The Company applies Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option plans rather than the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB 25, no compensation expense is recognized for grants of options to common law employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company’s grants in 2003, 2002, and 2001, no compensation expense has been recognized.

Pro forma information regarding net income and earnings per share under the alternative fair value accounting is required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995, under the fair value method of that Statement. The fair value of options granted in fiscal years 2003, 2002 and 2001 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	2003	2002	2001
Weighted average life	5 years	5 years	6 years
Risk-free interest rate	3.5%	6.5%	6.5%
Expected volatility	74%	99%	74%
Expected dividend yield	None	None	None

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

The weighted average estimated fair value of employee stock options granted during 2003, 2002 and 2001 was $13.56, $15.04, and $3.98 per share, respectively. The estimated fair value of options granted during 2003, 2002 and 2001 under the Company’s stock option plans totaled approximately $11.5 million, $9.4 million, and $7.6 million, respectively.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows:

	2003	2002	2001
	(In thousands, except per-share amounts)
Net income:
As reported	$31,655	$25,265	$6,672
Add: Stock-based employee compensation expense included in reported net income, net of related tax effect	196	151	—
Deduct: Total estimated stock-based employee compensation determined under fair value method for all awards, net of related tax benefit	(4,367)	(2,061)	(605)

Pro forma	$27,484	$23,355	$6,067

Basic earnings per common share:
As reported	$2.44	$2.02	$0.71
Pro forma	$2.11	$1.87	$0.66
Diluted earnings per common share:
As reported	$2.15	$1.74	$0.57
Pro forma	$1.87	$1.60	$0.52

The above SFAS No. 123, as amended by SFAS No. 148, pro forma disclosures are not necessarily representative of the effect SFAS No. 123 will have on the pro forma disclosure of future years.

Recently Issued Accounting Pronouncements – In June 2002, the Financial Accounting Standards Board, or FASB, issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force, or EITF, Issue No. 94-3. This Statement is effective for restructuring activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value.

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

In November 2002, the Emerging Issues Task Force, or EITF, reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 were applied to revenue arrangements entered into after July 1, 2003.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

2. Property and Equipment

At September 30, 2003 and 2002, the Company’s property and equipment consisted of the following:

	2003	2002
	(In thousands)
Gaming equipment	$105,538	$61,771
Software costs	13,974	7,829
Tribal gaming facilities and portable buildings	8,965	1,878
Other	3,891	3,139

Total property and equipment	132,368	74,617
Less accumulated depreciation and amortization	(53,844)	(34,480)

Property and equipment, net	$78,524	$40,137

3. Credit Facility and Long-Term Debt

At September 30, 2003 and 2002, the Company’s Credit Facility, long-term debt and capital leases consisted of the following:

	2003	2002
	(In thousands)
Term Loan facility	$2,361	$—
Other Long-term debt	5,496	614
Capital lease obligations (See Note 4)	6,103	—

Long-term debt and capital leases	13,960	614
Less current portion	4,558	245

Long-term debt and capital leases, less current portion	$9,402	$369

The Company’s debt structure consists of a Credit Facility which provides the Company with a $10.0 million term loan facility (the “Term Loan”) and a $5.0 million revolving credit line (the “Revolver”).The Term Loan, which can be drawn under three tranches based upon the Company’s unfinanced capital expenditures, beginning in June 2003 and closing six months apart, matures in June 2006, and bears interest at a rate of Prime plus 1.25% (or 5.5% as of September 30, 2003) with a floor of 5.5%. At September 30, 2003 the Company has closed the first tranche of the Term Loan. The Revolver provides the Company with up to $5.0 million for working capital needs, which is limited

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

by a borrowing base comprised of certain of the Company’s accounts receivable and inventory, bears interest at a rate of Prime plus 1.25% and has a commitment fee based on the daily average unborrowed balance. The Revolver matures in June 2005. As of September 30, 2003, the borrowing base provided for $5.0 million in availability; however, there were no borrowings outstanding under the Revolver.

The Credit Facility contains certain customary financial and operational covenants, and is collateralized by substantially all the Company’s assets. The Company was in compliance with these covenants as of September 30, 2003.

Other long-term debt at September 30, 2003 represents a five-year loan related to financing our corporate aircraft and various three to five-year loans for the purchase of automobiles and property and equipment.

A schedule for each of the fiscal years ending after September 30, 2003 representing the maturities of long-term debt maturities, excluding capital lease obligations (See Note 4), are as follows:

Year	Amount
(In thousands)
2004	$2,415
2005	2,271
2006	1,951
2007	145
2008	1,075

Total	$7,857

4. Leases

The Company leases its corporate offices, warehouses and certain office equipment under non-cancelable operating leases. In addition, the Company leases certain equipment used in its operations under capital lease arrangements.

A schedule, for each of the five fiscal years ending after September 30, 2003, of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments as of September 30, 2003, and future minimum rental payments required under non-cancelable operating leases, follows:

Year	Capital	Operating
	(In thousands)
2004	$2,477	$1,322
2005	2,474	1,007
2006	1,968	972
2007	—	976
2008	—	963
Thereafter	—	501

Total Minimum Lease Payments	$6,919	$5,741

Less amount representing interest	(816)

Present value of net minimum lease payments	6,103
Less current maturities	2,143

Total long-term obligations under capital leases	$3,960

Rental expense during 2003, 2002 and 2001 amounted to $1,255,000, $736,000, and $551,000, respectively.

5. Income Taxes

The provision for income tax expense consisted of the following for the years ended September 30, 2003, 2002 and 2001:

	2003	2002	2001
	(In thousands)
CURRENT:
Federal	$13,761	$11,809	$5,804
State	2,270	1,460	874
DEFERRED	3,064	2,115	(2,287)

Income tax expense	$19,095	$15,384	$4,391

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A reconciliation of the expected income tax expense based upon the federal statutory rate and the taxes reflected in tax expense is as follows for the years ended September 30, 2003, 2002 and 2001:

	2003	2002	2001
	(In thousands)
Federal income tax expense at statutory rate	$17,763	$14,227	$3,761
State income tax expense, net of federal benefit	1,649	949	577
Nondeductible expenses	53	35	86
Other	(370)	173	(33)

Income tax expense	$19,095	$15,384	$4,391

Differences between the book value and the tax basis of the Company’s assets and liabilities at September 30, 2003 and 2002 result in deferred tax assets and liabilities as follows:

	2003	2002
	(In thousands)
Deferred tax asset – current:
Allowance for doubtful accounts	$243	$222
Inventory obsolescence reserve	887	605
Accrued liabilities	280	211
Game reserve	—	(441)
Other	174	200

Current deferred tax asset, net	$1,584	$797

Noncurrent deferred tax liability:
Property and equipment	$(4,103)	$(252)

For 2003 and 2002, the Company recorded a $2.2 million and $4.8 million reduction of its federal and state income tax liability, with an offsetting credit to additional paid-in capital resulting from the benefits of stock options. Such benefits relate to non-qualified stock options exercised and to employees exercising incentive stock options and selling the Common Stock within a one-year period, resulting in a disqualifying disposition of an incentive stock option.

6. Stockholders’ Equity

Preferred Stock

During fiscal 1995, the Company amended its articles of incorporation to provide for the issuance of up to 2,000,000 shares of Preferred Stock in such series and with such rights and preferences as may be approved by the Board of Directors. In January 1995, the Board of Directors approved a Series A Preferred Stock, which is cumulative, voting and convertible. In October 1998 the Board of Directors approved a Series B Junior Participating Preferred Stock, which is cumulative and voting. As of September 30, 2003, there were no shares of Series A Preferred Stock or Series B Junior Participating Preferred Stock outstanding.

Treasury Stock

The Board of Directors authorized the Company to repurchase 450,000 shares of its Common Stock, effective April 2000, and an additional 1,500,000 shares of its Common Stock, effective September 2001. The timing and total number of shares repurchased was dependent upon prevailing market conditions and other investment opportunities. During fiscal 2002, the Company repurchased 606 shares of its Common Stock at an average cost of $28.05. No shares were repurchased during fiscal 2003. During fiscal 2003, the Company settled a stockholder’s notes receivable in exchange for 30,858 shares of its Common Stock, at a fair market value of $20.87 per share.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Indebtedness of Certain Officers and Directors

At September 30, 2003 and 2002, the Company had the following notes receivable from certain officers and directors.

	Outstanding September 30, 2003	Outstanding September 30, 2002	Interest Rate	Due Date
	(In thousands)
Gordon Graves	$—	$647	6%	Settled
Clifton Lind	1,466	1,752	6%	*
Other	—	18	6%	Settled

	$1,466	$2,417

*	$1,255,000 is due in April 2004, and $211,000 is due in April 2005.

On April 12, 2001, Clifton E. Lind, the Company’s President and CEO, exercised his option to purchase 427,500 shares of the Company’s Common Stock. This purchase was made by way of a recourse promissory note issued to the Company, as permitted by the President’s Stock Option Plan of 1998. The note is fully recourse to Mr. Lind’s other personal assets and bears interest at a rate of 6%.

In March 2002, the Company loaned Mr. Lind $355,000 to fund his income tax liability related to the April 12, 2001 option exercise. In April 2003, this advance was repaid in full.

On April 17, 2002, Mr. Lind exercised additional options to purchase 60,216 shares of Common Stock at an aggregate purchase price of $199,908. This purchase was also made by way of a recourse note issued to the Company as permitted by the President’s Stock Option Plan of 1998, and is also fully recourse to Mr. Lind’s other personal assets and bears interest at a rate of 6%.

During February 2003, Gordon T. Graves, the Company’s former CEO, surrendered 30,858 shares of Common Stock at a fair market value of $20.87 per share to settle his outstanding note in the amount of approximately $644,000.

Common Stock Warrants and Options

In connection with past financing arrangements and as compensation for consulting and professional services, the Company has issued warrants and options to purchase its Common Stock. The following tables summarize such warrant and option activity for 2003, 2002 and 2001:

2003 Activity:

Exercise price per Share	Expiration Date	No. of Warrants/ Options Outstanding October 1, 2002	Granted	Exercised/ Expired/ Canceled	No. of Options Outstanding September 30, 2003	Exercisable September 30, 2003
$ 3.67	Feb 2007	43,500	—	—	43,500	43,500
4.67	June 2003	79,625	—	(79,625)	—	—
6.29	Mar 2003	9,236	—	(9,236)	—	—
7.53	Sept 2011	15,000	—	—	15,000	7,500
9.67	Oct 2011	45,000	—	(7,500)	37,500	3,750
16.55	Sept 2012	10,000	—	(10,000)	—	—

		202,361	—	(106,361)	96,000	54,750

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2002 Activity:

Exercise price per Share	Expiration Date	No. of Warrants/ Options Outstanding October 1, 2001	Granted	Exercised/ Expired/ Canceled	No. of Warrants/ Options Outstanding September 30, 2002	Exercisable September 30, 2002
$ 2.54	June 2002	75,000	—	(75,000)	—	—
3.67	Feb 2007	118,500	—	(75,000)	43,500	43,500
4.67	June 2003	285,600	—	(205,975)	79,625	79,625
6.29	Mar 2003	25,211	—	(15,975)	9,236	9,236
7.53	Sept 2011	15,000	—	—	15,000	3,750
9.67	Oct 2011	—	45,000	—	45,000	—
16.55	Sept 2012	—	10,000	—	10,000	—

		519,311	55,000	(371,950)	202,361	136,111

2001 Activity:

Exercise price per Share	Expiration Date	No. of Warrants/ Options Outstanding October 1, 2000	Granted	Exercised/ Expired/ Canceled	No. of Warrants/ Options Outstanding September 30, 2001	Exercisable September 30, 2001
$ 5.33	Aug 2001	2,688,215	—	(2,688,215)	—	—
2.54	Jun 2002	75,000	—	—	75,000	75,000
6.29	Mar 2003	30,000	—	(4,789)	25,211	25,211
4.67	Jun 2003	393,750	—	(108,150)	285,600	285,600
3.67	Feb 2007	150,000	—	(31,500)	118,500	118,500
7.53	Sept 2011	—	15,000	—	15,000	—

		3,336,965	15,000	(2,832,654)	519,311	504,311

Stock Option Plans

1994 Employee and Director Stock Option Plans

In November 1994, the stockholders of the Company approved the 1994 Employee Stock Option Plan (the “1994 Plan”) and the 1994 Director Stock Option Plan (the “Director Plan”), under which options to purchase an aggregate of 540,000 shares and 60,000 shares, respectively, of Common Stock were reserved for issuance. At September 30, 2003, options to purchase 9,250 shares of Common Stock were outstanding under the 1994 Plan at exercise prices ranging from $1.33 per share to $2.67 per share, and there were no options outstanding under the Director Plan. After the adoption of the Company’s 1996 Stock Incentive Plan, no new options were granted under the 1994 Plan or the Director Plan.

1996 Incentive Stock Plan

In August 1996, the Board of Directors adopted the Company’s 1996 Incentive Stock Plan, which was amended effective March 1, 1999 (the “1996 Plan”), pursuant to which 1,192,691 shares of Common Stock or Common Stock equivalents were reserved for issuance.

The 1996 Plan is administered by the Company’s Board of Directors. The Board of Directors has the authority, subject to the terms of the 1996 Plan, to determine when and to whom to make grants under the 1996 Plan, the number of shares to be covered by the grants, the types and terms of awards to be granted under the 1996 Plan (which are stock-based incentives and may include incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock, performance shares and deferred stock purchases), the exercise or purchase price of the shares of Common Stock and Common Stock equivalents subject to the awards, and to prescribe, amend and rescind rules and regulations relating to the 1996 Plan.

At September 30, 2003, options to purchase 319,259 shares of Common Stock were outstanding under the 1996 Plan, at exercise prices ranging from $2.00 to $18.56 per share.

President’s Stock Option Plan

In connection with the employment of Clifton E. Lind as the Company’s President in June 1998, the Company established the President’s Stock Option Plan, pursuant to which it granted Mr. Lind options to purchase 507,000 shares of Common Stock at $2.54 per share. This Plan was approved by the Company’s stockholders on May 11, 1999. At September 30, 2003, there remain outstanding under the Plan options to purchase 40,155 shares. No shares remain reserved under the President’s Stock Option Plan for future grants.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

1998 Senior Executive Stock Option Plan

In connection with the employment of Gary L. Loebig as the Company’s Vice President – Sales in November, 1998, the Company established the 1998 Senior Executive Stock Option Plan, pursuant to which it granted Mr. Loebig options to purchase 75,000 shares of Common Stock at $2.54 per share. This Plan was approved by the Company’s stockholders on May 11, 1999. Options to purchase an additional 37,500 shares remain outstanding at September 30, 2003. No shares remain reserved under the 1998 Senior Executive Stock Option Plan for future grant.

2000 Stock Option Plan

In February 2000, the Company’s Board of Directors adopted the 2000 Stock Option Plan, as later amended, pursuant to which options to purchase 1,463,250 shares of Common Stock were reserved for issuance. Options granted under the Plan may be either incentive stock options or non-qualified stock options. The 2000 Stock Option Plan is also administered by the Company’s Board of Directors. At September 30, 2003, there remained outstanding under the plan options to purchase 1,079,626 shares, at exercise prices ranging from $2.00 to $27.51 per share.

2001 Stock Option Plan

In September 2001, the Company’s Board of Directors adopted the 2001 Stock Option Plan pursuant to which options to purchase 1,750,000 shares of Common Stock were reserved for issuance. Options granted under the Plan may be either incentive stock options or non-qualified stock options. The 2001 Stock Option Plan is also administered by the Company’s Board of Directors. At September 30, 2003, there were outstanding under this Plan options to purchase 1,236,277 shares of Common Stock at exercise prices ranging from $4.79 to $33.63 per share.

2002 Stock Option Plan

In December 2002, the Company’s Board of Directors adopted the 2002 Stock Option Plan, pursuant to which options to purchase 700,000 shares of Common Stock were reserved for issuance. This Plan was approved by the Company’s stockholders on February 18, 2003. Options granted under the Plan may be either incentive stock options or non-qualified stock options. The 2002 Stock Option Plan is also administered by the Company’s Board of Directors. At September 30, 2003, there were outstanding under this Plan options to purchase 202,500 shares of Common Stock at exercise prices ranging from $18.41 to $29.08 per share.

Ad Hoc Plan

In addition to options granted under its stock option plans, the Company from time to time makes option grants to newly-hired employees or independent contractors as an inducement to provide services to the Company. Options granted under the Plan are non-qualified stock options. At September 30, 2003, there were outstanding under this plan options to purchase 667,500 shares of Common Stock at exercise prices ranging from $2.54 to $30.95 per share.

Director Compensation Plan

On October 1, 2002, the Company adopted a plan to compensate the members of its Board of Directors for their services as directors, including serving on committees of the Board. Under the Director Compensation Plan, each of the Company’s directors, including directors who are also regular full-time employees, will receive $20,000 per year. In addition, each director will receive $500 for each Board meeting attended in person, $250 for each Board meeting attended by telephone, $400 for each committee meeting attended in person and $200 for each committee meeting attended by telephone. The members of the Audit Committee will also receive an additional $15,000 per year for serving on the Audit Committee, except for the Chairman of the Audit Committee, who will receive $20,000 per year for serving on the Audit Committee as its Chairman. In no event will any director receive more than $60,000 in combined fees during any fiscal year. In general, each sitting director will receive an option grant on an annual basis for 20,000 shares of Common Stock that will vest over a six month period. However, pursuant to his employment agreement described below, Mr. Graves has agreed not to receive such annual option grant for so long as he serves on our Executive Committee. Directors on the Audit Committee receive an additional option grant for 10,000 shares of Common Stock that will vest over a six month period.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The activity relating to stock option issuances under the above plans are as follows for each of the three years ending September 30, 2003, 2002 and 2001:

2003 Activity:

Exercise price per Share	Expiration Date	No. of Options Outstanding October 1, 2002	Granted	Exercised/ Expired/ Canceled	No. of Options Outstanding September 30, 2003	Exercisable September 30, 2003
$ 1.33	2005	2,500	—	—	2,500	2,500
2.00	2008-2010	356,196	—	(81,751)	274,445	142,636
2.13	2010	30,000	—	(5,000)	25,000	25,000
2.54	2006-2010	273,662	—	(53,196)	220,466	188,592
2.67	2006	6,750	—	—	6,750	6,750
2.83	2010	75,000	—	—	75,000	56,250
3.21	2008	3,750	—	(3,750)	—	—
4.79	2011	861,422	—	(84,043)	777,379	293,103
7.53	2011	737,625	—	(46,348)	691,277	362,220
10.17	2011	7,500	—	(7,500)	—	—
14.80	2012	35,000	—	—	35,000	16,250
16.55	2012	157,500	—	(625)	156,875	155,000
16.56	2012	7,500	—	(1,875)	5,625	—
18.35	2012	12,000	—	(1,000)	11,000	11,000
18.41	2013	—	25,000	—	25,000	—
18.56	2013	—	445,000	(10,000)	435,000	—
20.22	2013	—	20,000	—	20,000	—
20.30	2011-2012	300,000	—	(16,750)	283,250	58,250
20.94	2012	17,000	—	—	17,000	4,250
21.00	2012	15,000	—	—	15,000	3,750
22.51	2013	—	12,500	—	12,500	—
22.80	2013	—	7,500	—	7,500	—
23.58	2013	—	20,000	—	20,000	—
23.93	2013	—	20,000	—	20,000	—
24.01	2012	37,500	—	—	37,500	9,375
25.08	2013	—	47,500	—	47,500	—
25.18	2012	—	5,000	—	5,000	—
25.55	2013	—	20,000	—	20,000	—
26.19	2013	—	57,500	—	57,500	—
26.55	2012	10,000	—	—	10,000	2,500
27.51	2013	—	7,000	—	7,000	—
29.08	2003	—	5,000	—	5,000	—
30.95	2012	20,000	—	(5,000)	15,000	—
33.63	2003	—	155,000	—	155,000	—

		2,965,905	847,000	(316,838)	3,496,067	1,337,426

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2002 Activity:

Exercise price per Share	Expiration Date	No. of Options Outstanding October 1, 2001	Granted	Exercised/ Expired/ Canceled	No. of Options Outstanding September 30, 2002	Exercisable September 30, 2002
$ 1.33	2005	4,500	—	(2,000)	2,500	2,500
1.67	2004-2006	71,250	—	(71,250)	—	—
2.00	2008-2010	494,624	—	(138,428)	356,196	88,452
2.13	2010	30,000	—	—	30,000	30,000
2.54	2006-2010	464,859	—	(191,196)	273,662	157,339
2.67	2006	6,750	—	—	6,750	6,750
2.83	2010	75,000	—	—	75,000	37,500
3.21	2008	7,500	—	(3,750)	3,750	—
4.58	2009	11,250	—	(11,250)	—	—
4.79	2011	1,020,751	—	(159,329)	861,422	133,565
7.53	2011	752,625	—	(15,000)	737,625	240,660
10.17	2011	—	15,000	(7,500)	7,500	3,750
14.80	2012	—	35,000	—	35,000	—
16.55	2012	—	157,500	—	157,500	—
16.56	2012	—	7,500	—	7,500	—
18.35	2012	—	12,000	—	12,000	—
20.30	2011-2012	—	300,000	—	300,000	—
20.94	2012	—	17,000	—	17,000	—
21.00	2012	—	15,000	—	15,000	—
24.01	2012	—	37,500	—	37,500	—
26.55	2012	—	10,000		10,000	—
30.95	2012	—	20,000	—	20,000	—

		2,939,109	626,500	(599,703)	2,965,905	700,516

2001 Activity

Exercise price per Share	Expiration Date	No. of Options Outstanding October 1, 2000	Granted	Exercised/ Expired/ Canceled	No. of Options Outstanding September 30, 2001	Exercisable September 30, 2001
$ 1.33	2005	17,287	—	(12,787)	4,500	—
1.67	2004-2006	198,750	—	(127,500)	71,250	71,250
2.00	2008-2010	690,000	—	(195,376)	494,624	39,375
2.13	2010	30,000	—	—	30,000	30,000
2.54	2006-2010	1,176,150	—	(711,291)	464,859	206,401
2.67	2006	15,750	—	(9,000)	6,750	10,688
2.83	2010	75,000	—	—	75,000	18,750
3.21	2008	—	7,500	(3,750)	7,500	—
4.58	2009	15,000	—	—	11,250	—
4.79	2011	—	1,020,751	—	1,020,751	—
7.53	2011	—	752,625	—	752,625	—

		2,217,937	1,780,876	(1,059,704)	2,939,109	376,464

The Company expects to continue to issue stock options to new employees as they are hired, and to current employees as incentives from time to time.

The Company has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its employee stock options rather than the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized in fiscal 2003, 2002 and 2001 associated with the granting of employee stock options.

During 1994, the Company established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan provides for the employees to make tax deferred deposits into the plan to the extent of 15% of their annual base compensation, with a maximum of $12,000 in 2003. The Company matches the first 3% of employees’ contributions completely, and matches half of the next 2%. Such Company contributions amounted to $439,000, $275,000, and $146,000 for the years ended September 30, 2003, 2002, and 2001, respectively.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. Commitments and Contingencies

Litigation.

General. The Company is subject to federal, state and Native American laws and regulations that affect both its general commercial relationships with its Native American tribal customers as well as the products and services provided to them. The following is only a summary of the more material aspects of these laws and regulations, and is not a complete recitation of all applicable law.

DOJ Action. On November 21, 2003, the DOJ filed a Petition for a Writ of Certiorari in the Supreme Court seeking review of the two U.S. Circuit Court cases that examined whether the Johnson Act prohibits Native American tribes from offering certain types of electronic gaming devices. Specifically, the DOJ seeks review of United States of America v. Santee Sioux Tribe of Nebraska, a federally recognized Indian Tribe, on Petition for a Writ of Certiorari to the United States Court of Appeals for the Tenth Circuit, and John D. Ashcroft, Attorney General, et al., v. Seneca-Cayuga Tribe of Oklahoma, et al. on Petition for a Writ of Certiorari to the United States Court of Appeals for the Eighth Circuit. In the petitions, the DOJ asserts that the Johnson Act prohibits Native American tribes from operating certain electronic gambling devices without a compact with the appropriate state.

The Company is not a party to these actions, and will likely have only limited information about the proceedings at the Supreme Court prior to their completion. Although the machines offered by the Company are not the subject of either lawsuit, the DOJ’s arguments and reasoning would appear to encompass the machines the Company offers for the Class II market. As a result, if the U.S. Supreme Court were to grant certiorari and adopt the arguments advanced by the DOJ, the play of most of the Company’s current products without a compact would likely be prohibited by the Johnson Act. This result would almost certainly have a significant, material adverse impact on the Company’s business and operating results. Alternatively, a decision by the Supreme Court that rejected the DOJ’s arguments and instead affirmed the right of the tribes to offer games and player stations such as those manufactured and sold by the Company as legal “electronic aids” to bingo for the Class II market could remove significant legal uncertainty in the Company’s principal market. A favorable result could form the basis for expansion of market opportunities, and further innovation in the Class II market. However, it could also result in increased competition from vendors in the Class III market who the Company believes have avoided entry into the Class II market due to the legal uncertainties described above.

The DOJ petitions currently before the Supreme Court may affect the Company’s business prior to their resolution. In particular, it is possible that the continued uncertainty in the Class II gaming market may deter or delay the entrance of new competitors into the Class II market. Conversely, the Company’s tribal customers may face increased pressure to seek a compact with the states in which they operate. In the event one or more of the Company’s tribal customers entered into a state compact enabling the tribe to offer Class III games, demand for the Company’s Class II games could decline dramatically. However, it is difficult to predict whether these or other effects will actually occur or, should they occur, what impact they will have on the Company’s business.

Oneida Litigation. On June 27, 2002, the Oneida Indian Nation filed a complaint against the Company in the United States District Court for the Western District of Washington alleging infringement by the Company of two patents owned by the Oneida Nation relating to a cashless system. On April 23, 2003 the parties agreed to dismiss the case without prejudice and with a tolling agreement

First American Decision. The Company was a defendant in a lawsuit filed in the Federal Court for the Western District of Oklahoma, alleging that it had tortiously interfered with a contract between the plaintiff and a Native American tribe that granted the plaintiff the exclusive right to provide gaming machines to the tribe. On September 12, 2003, a jury rendered a verdict in favor of the Company on all counts in the complaint. The plaintiff has filed an appeal with the Tenth Circuit Court of Appeals. The Company is not able to make any prediction on the outcome of this appeal given the inherent uncertainties in any litigation.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Development Agreements.

The Company had entered into eight development agreements to provide up to a total of $47.3 million towards the construction of tribal gaming facilities, and had advanced $10.0 million under these agreements. The Company is in various stages of discussion with new and existing customers to provide funding for similar development opportunities.

Employment Agreement.

On March 26, 2003, as part of the CEO succession process, the Company entered into an employment agreement with Gordon Graves whereby Mr. Graves resigned as the CEO of the Company on February 18, 2003 (the effective date of the agreement). Under the terms of this agreement, Mr. Graves was to serve as the Chairman of the Board of Directors and as a member of the Executive Committee through September 2003, and for 30-day successive periods thereafter, at the option of the Board of Directors. Mr. Graves resigned as Chairman on December 9, 2003, and resigned as an employee on December 18, 2003. Pursuant to the agreement, Mr. Graves had received a salary of $12,500 per month for his services as an employee until November 22, 2003. Mr. Graves still serves on the Executive Committee and remains a member of the Board of Directors.

Among other things, the employment agreement also contains a covenant not to compete by Mr. Graves, beginning on the effective date of the agreement, and extending for a period of three years from the time Mr. Graves is no longer affiliated with the Company, through his service as a member of the Board or on the Company’s Executive Committee or otherwise. At the end of the three-year period, Mr. Graves, at his option, may continue not to compete against the Company. In consideration for his promise not to compete, Mr. Graves will receive $250,000 per annum, payable monthly, commencing in February 2003, and ending upon Mr. Graves’ death or his decision to compete against the Company. The Company recorded a liability for approximately $2.0 million based on the present value of the estimated payments due Mr. Graves under the covenant not to compete during Mr. Graves’ actuarial life expectancy of 16 years. A corresponding intangible asset of approximately $2.0 million was recorded for the covenant not to compete, and is being amortized on a straight-line basis over 5 years.

License Agreements

In December 1999, the Company entered into a license agreement with WMS Gaming Inc., or WMS, to use certain of WMS’ trademarks, logos and other audiovisual aids and graphics in the Washington State Class III market. In September 2002, this license agreement was extended so that the Company could provide these game themes to its Class II markets. This agreement will expire during 2007. The Company’s contract requires it to purchase a minimum number of licenses to operate games over specified periods. As of the end of fiscal 2003, the Company is in compliance with all provisions of the agreement.

In April 2001, the Company entered into a license agreement with Bally Gaming, Inc., a subsidiary of Alliance Gaming Corporation, to use certain of Bally’s trademarks, logos and other audiovisual aids and graphics in the Washington State Class III market. The Company’s contract requires it to purchase a minimum number of licenses to operate games over specified periods. During September 2001, Bally extended the license agreement to provide the Company access to Bally’s catalog of game themes for use in Class II bingo games. This extension also requires the Company to purchase a minimum number of Class II licenses over a specified period. As of the end of fiscal 2003, the Company is in compliance with all provisions of the agreement.

In May 2002, the Company entered into a license agreement with Mikohn Gaming Corporation, or Mikohn, to use certain of Mikohn’s trademarks, logos, and other audiovisual aids and graphics in the Company’s Class II markets. As of September 30, 2003, the Company is in compliance with all of the provisions of the contract.

At September 30, 2003, the Company had firm commitments to purchase licenses totaling $2.0 million, payable over the next two years.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which at times may exceed the federal depository insurance limits. At September 30, 2003 and 2002, the Company had concentrations of cash in two banks totaling approximately $25.6 million and $14.5 million, respectively. The Company has not experienced any losses on such accounts in the past.

Accounts receivable represent short-term credit granted to customers for which collateral is generally not required. Substantially all of the Company’s accounts receivable are from Native American tribes or their gaming enterprises.

In addition, a large percentage of these tribes have their reservations and gaming operations in the state of Oklahoma. Despite the industry and geographic concentrations related to the Company’s customers, due to the historical experience of the Company on receivable collections, management considers credit risk limited with respect to accounts receivable. At September 30, 2003 and 2002, the following concentrations existed in the Company’s account receivable:

	2003	2002
Tribe A	30%	23%
Tribe B	11%	26%

For the year ended September 30, 2003, 2002 and 2001, the following tribes accounted for more than 10% of the Company’s net gaming revenues:

	2003	2002	2001
Tribe A	25%	18%	17%
Tribe B	18%	16%	15%
Tribe C	10%	—	—

Approximately 79% of the Company’s net gaming revenues for the year ended September 30, 2003 were from tribes located in Oklahoma.

While the Company believes that its relationship with all of its tribal customers is good, the loss of any of these tribes would have a material and adverse effect upon its financial condition and results of operations.

Notes receivable consist of financial instruments issued by customers for the purchase of player stations and licenses, generally at prevailing interest rates. Substantially all of the Company’s notes receivable are from Native American tribes or their gaming enterprises, as discussed above. All of the Company’s notes receivable are collateralized by the related equipment sold, although the value of such equipment, if reposed, may be less than the note receivable outstanding.

9. Subsequent Event

On October 9, 2003, the Company entered into an agreement with Sonoma County, California-based Lytton Rancheria of California, a federally recognized Native American tribe, providing the tribe availability under a bridge loan of $23 million. The Company advanced the tribe approximately $21 million on the same day, which the tribe used to facilitate the transfer of land in San Pablo, California to the United States in trust for Lytton Rancheria of California. The bridge loan plus interest at prime plus 2% will be repaid in accordance with the loan terms based upon certain triggering events, the tribe’s ability to secure alternative funding or upon maturity in December 2004. The loan is secured by certain of the tribe’s personal property, as well as the net cash flow from the existing card room that is currently in operation at the acquired site.

Subsequent to year end the Company received a commitment letter from its bank to provide up to an additional $10.0 million under a Term Loan under the Credit Facility.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Supplemental Consolidated Quarterly Financial Data (Unaudited)

	Year Ended September 30, 2003
	Quarters Ended
	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003
	(In thousands, except shares and per-share amounts)
Total revenues	$83,848	$89,730	$95,996	$99,192
Operating income	12,047	12,763	14,478	11,443
Income before taxes	12,140	12,804	14,362	11,444
Net income	7,450	7,943	8,864	7,398
Diluted earnings per share	0.50	0.56	0.60	0.50
Weighted average shares outstanding, diluted	14,823,664	14,307,013	14,817,718	14,888,703

	Year Ended September 30, 2002
	Quarters Ended
	December 31, 2001	March 31, 2002	June 30, 2002	September 30, 2002
	(In thousands, except shares and per-share amounts)
Total revenues	$58,891	$75,952	$78,620	$77,547
Operating income	7,748	11,161	11,314	10,183
Income before taxes	7,795	11,198	11,380	10,276
Net income	4,751	6,889	6,843	6,782
Diluted earnings per share	0.33	0.47	0.47	0.47
Weighted average shares outstanding, diluted	14,460,658	14,706,983	14,600,376	14,471,239

MULTIMEDIA GAMES, INC.

Schedule II – Valuation and Qualifying Accounts

Inventory Reserves

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(In thousands)
FY 2003	$1,567	$735	$—	$2,302
FY 2002	1,073	494	—	1,567
FY 2001	984	89	—	1,073

Reserve for Doubtful Accounts

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(In thousands)
FY 2003	$576	$91	$31	$636	*
FY 2002	343	875	642	576	*
FY 2001	395	111	163	343

*	Includes $115,000 and $148,000 of allowance for notes receivable for doubtful accounts as of 2003 and 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTIMEDIA GAMES, INC.

By:	/s/ CRAIG S. NOUIS
Craig S. Nouis
Chief Financial Officer

Dated: December 29, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ CLIFTON E. LIND Clifton E. Lind	Chief Executive Officer and Director (Principal Executive Officer)	December 29, 2003

/s/ CRAIG S. NOUIS Craig S. Nouis	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 29, 2003

/s/ THOMAS W. SARNOFF Thomas W. Sarnoff	Interim Chairman of the Board and Director	December 29, 2003

/s/ GORDON T. GRAVES	Director	December 29, 2003
Gordon T. Graves

/s/ MARTIN A. KEANE	Director	December 29, 2003
Martin A. Keane

/s/ ROBERT D. REPASS	Director	December 29, 2003
Robert D. Repass

/s/ JOHN M. WINKELMAN	Director	December 29, 2003
John M. Winkelman

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION
3.1	Amended and Restated Articles of Incorporation	(3)

3.2	Amended and Restated Bylaws	(11)

10.1	Form of Integrated Gaming Services Agreement	(1)

10.2	Contingent Grand Prize Risk Assumption Agreement dated October 1, 1995, between the Company and SCA Promotions, Inc.	(2)

10.3	1994 Employee Stock Option Plan	(1)

10.4	1994 Director Stock Option Plan	(1)

10.5	1996 Stock Incentive Plan, as amended	(6)

10.6	President’s Plan	(5)

10.7	1998 Senior Executive Stock Option Plan	(6)

10.8	2000 Stock Option Plan	(6)

10.9	2001 Stock Option Plan	(7)

10.10	Stockholder Rights Plan	(4)

10.11	Special Services Contract executed August 14, 2000 with John Winkelman	(8)

10.12	Consulting Agreement dated November 9, 2000 with Martin Keane	(8)

10.13	2002 Stock Option Plan	(9)

10.14	Employment Agreement executed March 26, 2003 between the Company and Gordon Graves	(9)

10.15	2003 Outside Director Stock Option Plan	(10)

21.1	Subsidiaries of Registrant	(11)

23.1	Consent of BDO Seidman, LLP	(11)

31.1	Certification of the Chief Executive Officer, pursuant to Section 13(a) – 14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	(11)

31.2	Certification of the Chief Financial Officer, pursuant to Section 13(a) – 14(a) of the Securities Exchange Act of 1934 (Section 302 of the Sarbanes-Oxley Act of 2002)	(11)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)	(11)

(1)	Indicates incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1994.
(2)	Indicates incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1996.
(3)	Indicates incorporated by reference to our Form 10-QSB filed with the Commission for the quarter ended March 31, 1997.
(4)	Incorporated by reference to our Registration Statement on Form 8-A, filed with the Commission on October 23, 1998.
(5)	Indicates incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1998.
(6)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on December 1, 2000.
(7)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on October 18, 2001 (File No. 333-100611).
(8)	Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-30721).
(9)	Indicates incorporated by reference to our Form 10-Q filed with the Commission for the quarter ended March 31, 2003.
(10)	Incorporated by reference to our Preliminary Proxy Statement on Schedule 14A filed with the Commission on December 22, 2003.
(11)	Filed herewith.