Form 10-Q
period 2003-12-31
MULTIMEDIA GAMES INC
filed 2004-02-17
CIK 896400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of February 6, 2004, there were 27,190,074 shares of the Registrant’s common stock, par value $0.01 per share, outstanding, as adjusted for the split described in this Quarterly Report.

FORM 10-Q

On February 2, 2004, the board declared a two-for-one split of our common stock, to be paid in the form of a stock dividend to our stockholders of record as of February 16, 2004. All references in this Quarterly Report to the number of shares and per-share amounts have been adjusted to reflect the split, except for the stockholder vote numbers in Part II – Item 4. Submission of Matters to a Vote of Security Holders.

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2003 and September 30, 2003

(In thousands, except shares and per-share amounts)

	December 31, 2003	September 30, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,371	$26,319
Accounts receivable	8,789	6,387
Allowance for doubtful accounts receivable	(526)	(521)
Inventory, net	1,226	2,446
Prepaid expenses and other	1,494	1,811
Notes receivable, net	23,487	3,659
Federal and state income tax receivable	1,101	1,539
Deferred income taxes	1,607	1,584

Total current assets	43,549	43,224
Restricted cash and long-term investments	1,339	1,380
Inventory, net – non-current	16,927	11,742
Property and equipment, net	81,630	78,524
Notes receivable – non-current	1,091	500
Other assets	12,859	8,360

Total assets	$157,395	$143,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$8,641	$4,558
Accounts payable and accrued expenses	10,704	20,138
Deferred revenue	375	24

Total current liabilities	19,720	24,720
Long-term debt and capital leases, less current portion	15,552	9,402
Other long-term liabilities	3,161	3,393
Deferred income taxes	4,711	4,103

Total liabilities	43,144	41,618

Commitments and contingencies (Note 2)
Stockholders’ equity:
Preferred stock:
Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding;	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized 29,237,786 and 28,694,028 shares issued, and 27,004,834 and 26,483,622 shares outstanding, respectively	292	287
Additional paid-in capital	50,845	45,487
Stockholders’ notes receivable	(1,488)	(1,466)
Treasury stock, 2,232,952 and 2,210,406 shares at cost, respectively	(6,963)	(6,491)
Retained earnings	71,565	64,295

Total stockholders’ equity	114,251	102,112

Total liabilities and stockholders’ equity	$157,395	$143,730

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended December 31, 2003 and 2002

(In thousands, except per-share amounts)

(Unaudited)

	2003	2002
REVENUES:
Gaming revenue – Class II	$99,885	$81,772
Gaming revenue – All other	2,172	1,017
Player terminal and license sale and lease revenue	3,377	643
Other	422	416

Total revenues	105,856	83,848

Allotments to facility operators	71,401	57,033
Bingo prizes and related costs	—	720

Net revenues	34,455	26,095

OPERATING COSTS AND EXPENSES:
Cost of player terminals and licenses sold	1,936	559
Selling, general and administrative expenses	13,364	9,060
Amortization and depreciation	7,604	4,429

Total operating costs and expenses	22,904	14,048

Operating income	11,551	12,047

OTHER INCOME (EXPENSE):
Interest income	363	110
Interest expense	(223)	(17)

Income before income taxes	11,691	12,140
Income tax expense	4,421	4,690

Net income	$7,270	$7,450

Basic earnings per share	$0.27	$0.29

Diluted earnings per share	$0.24	$0.25

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31, 2003 and 2002

Increase (Decrease) in Cash and Cash Equivalents

(In thousands)

(Unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,270	$7,450
Adjustments to reconcile net income to cash and cash equivalents provided by (used in) operating activities:
Amortization and depreciation	7,604	4,429
Options issued to consultants	93	85
Provision for (recovery of) doubtful accounts	(21)	200
Provision for obsolete inventory	248	125
Deferred income taxes	585	515
Tax benefit of stock options exercised	3,369	575
Accrued interest on notes receivable	(279)	—
(Increase) decrease in:
Accounts receivable	(2,376)	(3,273)
Inventory	(8,415)	(4,118)
Prepaid expenses and other	(1,418)	(777)
Federal and state income tax receivable	(2,931)	1,223
Other long-term liabilities	(191)	—
Prize fulfillment fees payable	—	(13)
Notes receivable – current	887	2,951
Accounts payable and accrued expenses	(9,434)	(2,601)
Deferred revenue	351	—

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(4,658)	6,771

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and patents	(2,758)	(4,248)
Advances under development agreements	(3,474)	—
Repayments under development agreements	133	—
Notes receivable, net	(20,574)	(500)
Stockholders’ notes receivable, net	(22)	(21)

NET CASH USED IN INVESTING ACTIVITIES	(26,695)	(4,769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants, and related tax benefit	4,798	801
Principal payments of long-term debt and capital leases	(1,101)	(71)
Proceeds from long-term debt	7,708	152

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,405	882

Net increase (decrease) in cash and cash equivalents	(19,948)	2,884

Cash and cash equivalents, beginning of period	26,319	15,247

Cash and cash equivalents, end of period	$6,371	$18,131

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

For the Three Months Ended December 31, 2003 and 2002

(In thousands)

(Unaudited)

	2003	2002
SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$317	$17

Income tax paid	$29	$1,801

NON-CASH TRANSACTIONS:
Transfer of inventory to property and equipment	$4,202	$6,141
Property and equipment and other assets acquired through:
Capital lease	2,922	263
Long-term debt	704	—
Receipt of Company’s common stock as consideration for employee stock option exercise	472	—

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes contained within the Company’s Annual Report on Form 10-K for the year ended September 30, 2003.

The financial statements included herein as of December 31, 2003, and for each of the three months ended December 31, 2003 and 2002 have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the U.S. and the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The information presented reflects all adjustments consisting solely of normal adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the three months ended December 31, 2003 are not necessarily indicative of the results which will be realized for the year ending September 30, 2004.

Operations. The Company is a technology supplier to the gaming industry. The Company designs and develops interactive, electronic gaming systems that are marketed primarily to Native American and charity and commercial bingo gaming facilities located throughout the U.S. The Company’s gaming systems are typically provided to customers under revenue sharing arrangements except for video lottery terminals in the Class III market in Washington State, which are typically sold for an up-front purchase price. The Company provides Class II gaming to its tribal customers through a nationwide, broadband telecommunications network. Player terminals in the Class II Native American gaming market are typically interconnected within a gaming facility and across multiple facilities, thereby enabling players to simultaneously participate in the same game and to compete against one another to win common pooled prizes. The Company offers content for its gaming systems that have been designed and developed by the Company as well as game themes it has licensed from others.

Consolidation Principles. The Company’s financial statements include the activities of Multimedia Games, Inc. and its wholly-owned subsidiaries: MegaBingo, Inc., MGAM Systems, Inc., MGAM Services, LLC, TV Games, Inc. (dissolved April 10, 2003), Multimedia Creative Services, Inc (dissolved October 4, 2002).

Accounting Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts and inventory obsolescence, asset lives of equipment, deferred taxes, and the provision for and disclosure of litigation and loss contingencies. Actual results may differ from these estimates in the near term.

MegaBingo Activities. During the quarter ended December 31, 2002, the Company approved a plan to exit its MegaBingo gaming activities. As part of the exit plan, the final championship game was accelerated to April 2003, requiring the Company to accrue the present value of the $1.0 million award prize. Under Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring),” approximately $300,000 related to the prize was determined to be an “exit cost,” was accrued during the three months ended December 31, 2002, and reported under “bingo prizes and related costs.”

Revenue Recognition. The Company derives its gaming revenues primarily from participation arrangements with its Native American customers and charity and commercial bingo customers. Under these arrangements, the Company retains ownership of the player terminals and Point-of-Sale terminals, or POSTs, and back-office equipment, collectively referred to as gaming systems, installed at customer gaming facilities, and receives revenue based on a percentage of the hold per day generated by each gaming system. The network-wide hold of all of these gaming systems is reported by the Company as gaming revenue, and represents the total amount end users wager, less the total amount paid to end users for prizes. The amounts retained by the gaming facilities for their share of the hold are reported by the Company in its results of operations as “allotments to facility operators,” and are deducted from the Company’s total revenues to arrive at its net revenues.

The Company also generates gaming revenues from back-office fees based on a share of the hold per day from both leased and sold Class III video lottery terminals, or VLTs, in Washington State. Back-office fees cover the service and

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

maintenance costs for back-office servers installed in each gaming facility to run its Class III games, as well as the cost of related software updates. These back-office fees are reported in our results of operations as “Gaming revenue – All other.” For those VLTs sold to our customers, the back-office fees are based on a considerably smaller percentage of the hold per day than the revenue share we receive from terminals being rented under participation agreements. Accordingly, we derive our Class III revenues to a greater extent from VLT sales than from participation-based back-office fees. Sales of Class III VLTs are usually clustered around the expansion of existing casinos, the opening of new casinos or changes in the law that permit a greater number of VLTs than previously allowed.

The majority of the Company’s Class III VLTs in Washington State have been sold to customers outright for a one-time purchase price, and are reported by the Company under “player terminal and license sale and lease revenue.” Certain game themes used by the Company in the Class III market have been licensed from third parties and the licenses are resold to customers along with its Class III VLTs. Revenues from the sale of Class III VLTs and the sale of player terminal licenses are recognized when the units are delivered to the customer and the licensed games installed, respectively, provided the four basic revenue criteria have been met: a) persuasive evidence of an arrangement exists; b) delivery has occurred and services have been rendered; c) the seller’s price is fixed or determinable; and d) collectibility is reasonably assured. For the remainder of its Class III VLTs, the Company enters into either participation arrangements or lease-purchase arrangements. Under lease-purchase arrangements, the Company receives a series of lease payments based on a percentage of the hold per day generated by the VLT. At the end of the lease period, the Company transfers VLT ownership to the customer.

Cash and Cash Equivalents. The Company considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts related to its accounts receivable and notes receivable that have been deemed to have a high risk of collectibility. Management reviews its accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and credit worthiness when evaluating the adequacy of its allowance for doubtful accounts. In its overall allowance for doubtful accounts, the Company includes any receivable balances that are determined to be uncollectible. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs might exceed the recorded allowance.

Inventory – Current. The Company’s current inventory consists primarily of completed Class III VLTs and related component parts, back-office computer equipment for Class III VLTs, and completed player terminals expected to be sold within the Company’s next fiscal year.

Inventory – Non-Current. The Company’s non-current inventory consists of completed player terminals and POSTs and related back-office computer equipment expected to be placed with customers under participation arrangements under which the Company retains title to the gaming systems. Such systems are transferred from inventory to the Company’s property and equipment upon consummation of such agreements, and as such systems are placed with customers. Non-current inventory also consists of both new and used components, stated at net realizable value.

Inventory Reserves. Inventories are stated at the lower of cost (first in, first out) or market. Management regularly reviews its inventory quantities on hand and records reserves for excess and obsolete inventory, based primarily on its estimated forecast of production and service requirements and product demand.

Development Agreements. In its efforts to place additional player terminals with both new and existing customers primarily in Oklahoma, the Company enters into development agreements to provide financing for new tribal gaming facilities, or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to exclusive placement of the Company’s player terminals, and the Company receives a fixed percentage of those player terminals’ hold per day over the term of the agreement. Certain of the agreements contain performance standards for its player terminals that could allow the facility to reduce a portion of the Company’s guaranteed floor space. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the hold to be used for repayment of some or all of the advances. Amounts advanced in excess of those reimbursed by the customer for real property and land improvements are allocated to an other asset and amortized over the life of the contract. Amounts related to personal property owned by the Company and located at the tribal gaming facility are carried in the Company’s property and equipment and depreciated over the estimated useful life of the related asset.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

At December 31, 2003 and September 30, 2003 the following amounts related to development agreements were recorded in the following balance sheet captions:

	December 31, 2003	September 30, 2003
	(In thousands)
Included in:
Notes receivable	$1,091	$638
Property and equipment	5,129	4,918
Other assets	3,846	994

Notes Receivable. At December 31, 2003 and September 30, 2003, the Company’s notes receivable consisted of the following:

	December 31, 2003	September 30, 2003
	(In thousands)
Notes receivable from development agreements	$1,091	$638
Notes receivable from equipment sales	2,724	3,636
Loans to tribes	20,853	—
Allowance for notes receivable	(90)	(115)

Notes receivable, net	24,578	4,159
Less current portion	23,487	3,659

Notes receivable – non-current	$1,091	$500

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.

Notes receivable from equipment sales consist of financial instruments issued by customers for the purchase of player terminals and licenses, generally at prevailing interest rates. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the value of such equipment, if reposed, may be less than the note receivable outstanding.

Loans to tribes primarily consists of amounts advanced under a loan agreement entered into with the Lytton Rancheria of California, or Lytton Rancheria, a federally recognized Native American tribe, which the tribe used to facilitate the transfer of land in San Pablo, California to the United States in trust for Lytton Rancheria. In December 2003, based upon certain triggering events in the loan agreement, the bridge loan converted to a term loan that matures in December 2004. As a result of the conversion, interest-only payments at Prime plus 2% began in January 2004. Minimum principal payments begin in April 2004, and the remaining unpaid principal and interest is due in a balloon payment in December 2004. The loan is secured by certain of the tribe’s personal property, as well as the net cash flow from the existing card room that is currently in operation at the acquired site.

Property and Equipment. Property and equipment is stated at cost. The cost of property and equipment is depreciated over their estimated useful lives, generally using the straight-line method for financial reporting, and accelerated methods for tax reporting purposes. Substantially all of the Company’s property and equipment is depreciated over two to seven years. Player terminals placed with customers under lease arrangements where player terminal ownership is conveyed to the customer at the end of the lease term are depreciated over the shorter of the lease term or three years. Property and equipment includes a “pool” of rental terminals, i.e., the “rental pool.” Rental pool units are those units which have previously been in the field, but are currently back at the Company being refurbished and/or awaiting redeployment. Routine maintenance of property and equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated useful life of the component. Sales and retirements of depreciable property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in the Company’s results of operations.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Internally developed gaming software is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally developed games and gaming engines over an eighteen-month period, gaming systems over a three-year period, and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. This analysis of the long-lived assets at December 31, 2003 indicated there was no impairment to these assets’ carrying values.

Leased Property and Equipment. Property and equipment under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The cost of leased property and equipment is amortized using the Company’s normal depreciation policy described under property and equipment.

Credit Facility, Long- term Debt and Capital Leases. At December 31, 2003 and September 30, 2003, the Company’s Credit Facility, long-term debt and capital leases consisted of the following:

	December 31, 2003	September 30, 2003
	(In thousands)
Term loan facility	$9,861	$2,361
Other long-term debt	5,819	5,496
Capital lease obligations	8,513	6,103

Long-term debt and capital leases	24,193	13,960
Less current portion	8,641	4,558

Long-term debt and capital leases, less current portion	$15,552	$9,402

The Company’s debt structure consists of a Credit Facility which provides the Company with a $20.0 million term loan facility, or the Term Loan, and a $5.0 million revolving credit line, the Revolver. The Term Loan, which can be drawn under three tranches based upon the Company’s unfinanced capital expenditures beginning in June 2003 and closing six months apart, matures in June 2006, and bears interest at a rate of Prime plus 1.25%, with a floor of 5.5% (or 5.5% as of December 31, 2003). As of December 31, 2003, the Company had drawn $10.1 million under the first two tranches of the Term Loan. Equal installments of principal and interest are payable over the term of each tranche, 36, 30, and 24 months, respectively.

The Revolver provides the Company with up to $5.0 million for working capital needs, which is limited by a borrowing base comprising certain of the Company’s accounts receivable and inventory, bears interest at a rate of Prime plus 1.25%, and has a commitment fee based on the daily average unborrowed balance. The Revolver matures in June 2005. As of December 31, 2003, the borrowing base provided for $5.0 million in availability; however, there was no outstanding balance under the Revolver.

The Credit Facility contains certain customary financial and operational covenants, and is secured by substantially all the Company’s assets. The Company was in compliance with these covenants as of December 31, 2003.

Other long-term debt at December 31, 2003 represents a five-year loan related to financing our corporate aircraft and various three to five-year loans for the purchase of automobiles and property and equipment.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Capital lease obligations consist of various three-year noncancelable capital leases for certain equipment used in the Company’s operations.

Fair value of financial instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At December 31, 2003 and September 30, 2003, the carrying amounts for the Company’s financial instruments, which include accounts and notes receivable, accounts payable, and long-term debt and capital leases, approximate fair value.

Income Taxes. The Company applies the provisions of Statement of Financial Accounting Standards, or SFAS, No. 109 “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax liabilities or assets arise from differences between the tax bases of liabilities or assets and their bases for financial reporting, and are subject to tests of recoverability in the case of deferred tax assets. The amount of deferred tax liabilities or assets is calculated by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. A valuation allowance is provided for deferred tax assets to the extent realization is not judged to be more likely than not.

Treasury Stock. The Company utilizes the cost method for accounting for its treasury stock acquisitions and dispositions.

Stock Split. On February 2, 2004, the Board of Directors declared a two-for-one split of the Company’s common stock, to be paid in the form of a stock dividend to stockholders of record as of February 16, 2004. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the split.

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

	Three Months Ended December 31,
	2003	2002
	(In thousands, except shares and per-share amounts)
Income available to common stockholders – basic and diluted	$7,270	$7,450

Weighted average common shares outstanding	26,710,162	25,814,922
Effect of dilutive securities:
Options	3,777,190	3,690,734
Warrants	—	141,672

Weighted average common and potential shares outstanding	30,487,352	29,647,328

Basic earnings per share	$0.27	$0.29

Diluted earnings per share	$0.24	$0.25

At December 31, 2002, options to purchase 145,000 shares of Common Stock at exercise prices ranging from $12.01 to $15.48 per share were outstanding, but were not included in the computation of diluted earnings per share due to their antidilutive effect.

Stock-Based Compensation – The Company applies Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option plans, rather than the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB 25, no compensation expense is recognized for grants of options to common law employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company’s grants in the three months ended December 31, 2003 and 2002, no compensation expense has been recognized.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

	Three Months Ended December 31,
	2003	2002
	(In thousands, except per-share amounts)
Net income:
As reported	$7,270	$7,450
Deduct: Estimated stock-based employee compensation determined under fair value method for all awards, net of related tax benefit	(1,549)	(1,307)

Pro forma	$5,721	$6,143

Basic earnings per share:
As reported	$0.27	$0.29

Pro forma	$0.21	$0.24

Diluted earnings per share:
As reported	$0.24	$0.25

Pro forma	$0.19	$0.21

2. COMMITMENTS AND CONTINGENCIES

Litigation

General. The Company is subject to federal, state and Native American laws and regulations that affect both its general commercial relationships with its Native American tribal customers as well as the products and services provided to them. The following is only a summary of the more material aspects of these laws and regulations, and is not a complete recitation of all applicable law.

Indian Gaming Regulatory Act. Most of the Company’s business relates to gaming activities on Native American lands. The operation of gaming on Native American lands is subject to the Indian Gaming Regulatory Act of 1988, or IGRA, which created the National Indian Gaming Commission, or NIGC, to promulgate regulations to enforce certain aspects of IGRA.

IGRA classifies games that may be played on Native American land into three categories: Class I gaming includes traditional Native American social and ceremonial games, and is regulated only by the tribes. Class II gaming includes bingo and, if played at the same location where bingo is played, pull-tabs, lotto, punch boards, tip jars, instant bingo, certain card games played under limited circumstances, and other games similar to bingo. Class III gaming consists of all forms of gaming that are not Class I or Class II, such as video lottery games, slot machines, most table games and keno.

IGRA allows Native American tribes to legally engage in Class II gaming on Native American lands in any state where the state permits such gaming by any person for any purpose. For example, if a state permits churches to hold charity bingo nights, then IGRA would allow tribes to engage in bingo on Native American lands located in that state as a Class II gaming activity, free of any interference, regulation or taxation by that state.

IGRA also regulates the terms of gaming management contracts with Native Americans, which must be approved by the NIGC before taking effect. The NIGC has determined that the agreements pursuant to which the Company provides its Class II games, equipment and services are “service agreements” and not “management contracts,” thereby allowing the Company to obtain terms that might otherwise not be permitted. Under existing regulations, management contracts can have a maximum term of seven years, and limit the amount payable to the manager to 30% of the net revenue from the related gaming activity. On occasion, however, as a condition of its approval of a management contract, the NIGC has required that managers accept both a shorter term and a reduced percentage of the net revenue. The Company’s contracts

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

could be subject to further review at any time. Any further review of these agreements by the NIGC, or alternative interpretations of applicable laws and regulations could require substantial modifications to those agreements or result in their redesignation as “management contracts,” which could materially and adversely affect the terms on which we conduct business. See “Certain Risk Factors – Changes in regulation or regulatory interpretations could require us to modify the terms of our contracts with customers.”

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

These new NIGC regulations are not binding upon the DOJ, the federal agency charged with enforcing the Johnson Act. The DOJ has asserted in the past and, as described below, continues to assert their position that any electronic or mechanical devices used in gaming, such as the electronic player terminals used to play the Company’s Class II games, are illegal “gambling devices,” and thus in violation of the Johnson Act.

In a recent decision of the United States Court of Appeals for the Tenth Circuit (Seneca-Cayuga Tribe of Oklahoma, et al. vs. National Indian Gaming Commission, et al., decided April 17, 2003), a federal circuit court considered the Johnson Act’s applicability to Class II gaming. The opinion of the court was in line with several previous court opinions (including the Ninth and Tenth Circuit opinions on the Company’s MegaMania games) that found that the Johnson Act did not prohibit the use of technological aids to Class II gaming on Native American land. The court also noted that their opinion was in line with the new NIGC regulations. In another recent decision from the United States Court of Appeals for the Eighth Circuit (United States of America vs. Santee Sioux Tribe of Nebraska, decided March 20, 2003), a circuit court found for the first time that the Johnson Act does apply to Class II technological aids, although the court also found that the pull-tab player stations at issue in that case were not Johnson Act devices. That court also went on to cite the fact that the NIGC has adopted new regulations which would permit Class II technological aids under IGRA.

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

The Company is not a party to these actions, and will likely have only limited information about the proceedings at the Supreme Court prior to their completion. The Company cannot predict whether the Supreme Court will grant certiorari in these cases or, if certiorari is granted, how the Supreme Court will rule. Accordingly, the Company does not intend to speculate about the potential outcomes in these matters.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Although the machines the Company offers are not the subject of either lawsuit, the DOJ’s arguments and reasoning would appear to encompass the machines the Company offers for the Class II market. As a result, if the U.S. Supreme Court were to grant certiorari and adopt the arguments advanced by the DOJ, the play of most of the Company’s current products without a compact would likely be prohibited by the Johnson Act. This result would almost certainly have a significant, material adverse impact on the Company’s business and operating results. On the other hand, a Supreme Court decision rejecting the DOJ’s arguments and instead affirming the tribes’ right to offer games and player terminals such as those the Company manufactures and sells as legal “electronic aids” to bingo for the Class II market could remove significant legal uncertainty in the Company’s principal market. A favorable result could form the basis for expansion of market opportunities, and further innovation in the Class II market. However, it could also result in increased competition from vendors currently in the Class III market who the Company believes have avoided entry into the Class II market due to the legal uncertainties described above.

The DOJ petitions currently before the Supreme Court may affect the Company’s business prior to their resolution. In particular, it is possible that the absence of any decision by the Supreme Court may continue the uncertainty in the Class II gaming market and thereby deter or delay the entrance of new competitors into the Class II market. Conversely, the Company’s tribal customers may face increased pressure to seek a compact with the states in which they operate. In the event one or more of the Company’s tribal customers entered into a state compact enabling the tribe to offer Class III games, demand for the Company’s Class II games could decline dramatically. However, it is difficult to predict whether these or other effects will actually occur or, should they occur, what impact they will have on the Company’s business. The Company intends to continue to disclose any material effects it experiences as a result of DOJ actions or other regulatory developments.

Tribal-State Compacts. In Washington State, the Company offers video lottery terminals operated in conjunction with local central determinant systems, pursuant to a compact between the state and certain Native American tribes in that state. These compacts are recognized by IGRA to permit Class III gaming, which would otherwise be illegal.

Native American Regulation of Gaming. IGRA requires that Native American tribes adopt and submit for NIGC approval gaming ordinances that regulate tribes’ conduct of gaming. While these ordinances vary from tribe to tribe, they commonly provide for the following:

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

Other. Existing federal and state regulations may also impose civil and criminal sanctions for various activities prohibited in connection with gaming operations, including false statements on applications, and failure or refusal to obtain necessary licenses described in the regulations.

Development Agreements

To date, the Company has entered into eight development agreements to provide up to $50.3 million towards the construction of new gaming facilities, and had advanced $14.3 million under these agreements. In exchange for a certain amount of the funds advanced under the development agreement, the Company receives a guarantee of floor space for its player terminals. A portion of the hold per day generated by these player terminals will be used to repay the construction advance. Consequently, the payback period will be dependent on the hold per day. The Company is in various stages of discussion with new and existing customers to provide funding for similar opportunities under joint development agreements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the leading supplier of interactive, electronic gaming systems to the rapidly growing Native American gaming market and the emerging charity and commercial bingo market. We design and develop hardware, software, networks and content that provide our customers with a comprehensive gaming system. Historically, we have focused our efforts on Class II gaming systems and Class III video lottery systems used primarily by Native American tribes.

We derive the majority of our gaming revenues from the placement of player terminals and Point-of-Sale terminals, or POSTs, and back office equipment, collectively referred to as gaming systems, under participation arrangements, and to a lesser degree from the placement of video lottery terminals, or VLTs, in the Class III market in Washington State under lease-purchase or participation arrangements, and from the back-office fees generated by those video lottery systems. A significantly smaller portion of our revenues is generated from the sale of VLTs and game licenses in the Class III market in Washington State, except for a relatively few periods during which market conditions result in a temporary increase in the number of VLTs sold during the period (e.g., the opening of a new casino, or a change in the law that allows existing casinos to increase the number of VLTs permitted under prior law).

Native American Gaming Market

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

Native American gaming is governed by the Indian Gaming Regulatory Act of 1988, or IGRA, which also established the National Indian Gaming Commission, or NIGC, with certain regulatory powers over Native American gaming. IGRA classifies games that may be played on Native American lands into three categories, each of which is subject to different regulations as follows:

•	Class I Gaming. Class I gaming includes traditional Native American social and ceremonial games. Class I gaming is regulated exclusively at the Native American tribe level.

•	Class II Gaming. Class II gaming includes bingo and, if played at the same location where bingo is offered, pull-tabs and other games similar to bingo. Class II gaming is regulated by the individual Native American tribes, with NIGC having oversight of the tribal regulatory process. States that allow bingo and games similar to bingo to be conducted by any other entity or for any other purposes, such as bingo at charities or schools, may not regulate Class II gaming, and therefore receive no tax revenues from income the tribes derive from Class II gaming.

•	Class III Gaming. Class III gaming includes all other forms of gaming that are not included in either Class I or Class II, including slot machines and most table games. Class III gaming is governed by compacts that must be negotiated between individual states and individual Native American tribes. The compacts typically include provisions entitling the state to receive taxes at an agreed-upon rate from the income a tribe derives from Class III gaming activities.

Class II Market. We derive our Class II gaming revenues primarily from participation arrangements with our Native American customers. Under participation arrangements, we retain ownership of the player terminals installed at our customers’ tribal gaming facilities, and receive revenue based on a percentage of the hold per day generated by each gaming system. The network-wide hold of all of these gaming systems is reported by us as “Gaming revenue – Class II,” and represents the total amount end users wager, less the total amount paid to end users for prizes. The amounts retained by the facilities for their share of the hold are included in our results of operations as “Allotments to facility operators,” and are deducted from our total revenues to arrive at our net revenues. We believe that net revenue and our net revenue per player terminal per day are the most important factors in evaluating our Class II market performance. Net revenue per player terminal per day represents total gaming revenues less allotments to facility operators, divided by the average number of player terminals and the number of days in the period.

Our historical revenue growth is a reflection of the increase in our installed base of player terminals in the Class II market, and the technological advances we have developed and implemented. These advances have enabled us to dramatically increase the frequency and the number of games played on our system over any given period of time. Our gaming systems enable us to launch new games rapidly, with moderate cost, which we believe provide end users with greater levels of entertainment. We believe that this leads to a greater number of end users, and their receiving more perceived value from their entertainment dollar.

Our New Generation gaming system operates at a speed considerably faster than our Legacy system, generally resulting in end users playing a greater number of games on our New Generation system in the same amount of time. As a result of the faster speed of play and higher payout ratios, we believe that end users derive a higher level of satisfaction from playing our New Generation games. We believe that this enhanced satisfaction results in end users playing more games and for longer periods of time than on our Legacy system, resulting in higher net revenue per player terminal on our New Generation system. In November 2003, we introduced and began deploying our Gen4 back-office system, which enables us to produce games with bonus rounds and wide-area progressives, provides more end-user enjoyment and also provides better networking capabilities among gaming systems.

As the market grows, and if the rules and regulations governing Class II gaming are clarified by court decisions and by improved rule-making procedures, we believe new competitors with significant gaming experience and financial resources will enter the Class II market. We believe the increased competition will intensify pressure on our pricing model, with the result that gaming providers will compete on the basis of price as well as the entertainment value and technological superiority of their products. While we will continue to compete by regularly introducing new and more entertaining games with technological enhancements that we believe will appeal to end users, we believe that the level of net revenue retained by our customers from their installed base of player terminals will become a more significant competitive factor, one that may require us to change the terms of our participation arrangements with customers. Consequently, we believe that a simple business model based upon the average hold per player terminal per day will become less relevant in predicting our performance, as our participation arrangements with customers become less standardized and more complex.

In May 1996, we introduced our Class II MegaMania game, the first in a series of high-speed, interactive bingo games based on our Legacy gaming system, that are played on player terminals linked with one another via nationwide, broadband telecommunications network. In January 2001, we introduced our MegaNanza game, a New-Generation “bonanza-style” bingo game, in which the balls were drawn before the bingo cards were purchased. MegaNanza played faster than our Legacy games, and generated increased revenues for us and our customers. In June, 2002, we introduced Reel Time Bingo, a New-Generation-based, high-speed, “standard-sequence” bingo game, in which the cards are purchased before the balls are drawn. During October 2003, both in response to a settlement agreement with the NIGC regarding the continued play of MegaNanza, and to take advantage of improved technologies, we completed the conversion of our MegaNanza games to versions of Reel Time Bingo. The conversion was accomplished relatively easily, as MegaNanza and Reel Time Bingo both operate on our New Generation gaming system, which, among other benefits, allows the conversion to be achieved by loading new software, either from our network operations center or at the customer’s gaming facility.

Class III Market. The majority of our Class III VLTs in Washington State have been sold to customers outright, for a one-time purchase price, and are reported in our results of operations as “Player terminal and license sale and lease revenue.” Certain game themes we use in the Class III market have been licensed from third parties and are resold to customers along with our Class III VLTs. Revenues from the sale of Class III VLTs and the sale of terminal licenses are recognized when the units are delivered to the customer, and the licensed games installed, respectively. To a considerably lesser extent, we also enter into either participation arrangements or lease-purchase arrangements for our Class III VLTs, on terms similar to those used for our gaming systems in the Class II market.

We also receive back-office fees based on a share of the hold per day from both leased and sold VLTs in Washington State. Back-office fees cover the service and maintenance costs for back-office servers installed in each hall to run our Class III games, as well as the cost of related software updates. These back-office fees are reported in our results of operations as “Gaming revenue – All other.” For those VLTs sold to our customers, the back-office fees are based on a considerably smaller percentage of the hold per day than the revenue share we receive from terminals being rented under participation agreements. Accordingly, we derive our Class III revenues to a greater extent from VLT sales than from participation-based back-office fees.

In June 1999, we installed our first Class III VLTs in Washington State, which was the first state where Class III video lottery systems were permitted by Native American-state compact. During 2000, we had significant sales of Class III VLTs, as initial sales were made pursuant to newly adopted Native American compacts with Washington State, which specifically limited the number of installed Class III VLTs permitted on Native American land. As new casinos are introduced into the Washington market or existing casinos are expanded, and as the compact limitations on the number of installed VLTs are eased, we have experienced brief periods of temporary increases in the number of VLTs sold, thereby resulting in anomalies when one period is compared to another. We believe similar occurrences may result in fluctuations in our Class III VLT sales in the future.

The Indian Lottery Game Market. In December 2003, we installed the first POSTs for our new Tribal Instant Lottery Game, or TILG, in California. The new one-touch game is based on a simulated scratch-off lottery ticket, and employs our central determinant system technology. Similar to our arrangements with our tribal customers in the Class II market, the aggregate hold for the TILG is reported by us as part of “Gaming revenue – All other,” and represents the total amount purchasers wager, less the total amount paid to purchasers for prizes. The amounts retained by the facilities for their share of the hold are included in our results of operations as “Allotments to facility operators,” and are deducted from our total revenues to arrive at our net revenues.

Charity and Commercial Bingo Market

In December 2003, we installed our first electronic bingo player terminals for the charity market in Alabama. In November 2003, voters in Macon County approved a constitutional amendment authorizing the operation of bingo games by non-profit organizations for charitable, educational and other lawful purposes. The new electronic bingo player terminals run on our Gen4 back-office system. The aggregate hold from charity bingo reported by us as part of “Gaming revenue – All other,” and represents the total amount end users wager, less the total amount paid to end users for bingo prizes. The amounts retained by the facilities for their share of the hold are included in our results of operations as “Allotments to facility operators,” and are deducted from our total revenues to arrive at our net revenues.

State Video Lottery Market

We designed and developed a central determinant system for the emerging state video lottery market. Our central system encompasses all software, hardware and networks required to provide outcomes and accounting for video lottery gaming conducted at multiple locations. Beginning in January 2004, we began the first operation of our central determinant system for the video lottery terminal network that the New York Lottery operates at licensed New York State “racino” racetracks. Our central system is able to interface and manage VLTs provided by Bally, International Game Technology, Sierra Design Group, and Spielo Gaming International. As payment for providing and maintaining the central determinant system, we receive a small portion of the network-wide hold per day. Our portion of the revenue will be reported by us as part of “Gaming revenue – All other.” We believe that we will be able to achieve future growth in the video lottery market by leveraging our experience in the states of Washington and New York, our leadership in technologically advanced game and system design, and our ability to rapidly adapt game and system technology to satisfy emerging regulatory requirements.

Development Agreements

As we seek to continue the growth in our customer base and to expand our installed base of linked player terminals, a key element of our strategy has become entering into joint development agreements with various Native American tribes to help fund new or expand existing tribal gaming facilities. Pursuant to these agreements, we advance funds to the tribes for the construction of new tribal gaming facilities or for the expansion of existing facilities. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the hold to be used for repayment of some or all of the advances.

Amounts advanced that are in excess of those reimbursed by such tribes for real property and land improvements are allocated to an other asset and amortized over the life of the contract. Amounts advanced that relate to personal property owned by us and located at the tribal gaming facility are carried in our property and equipment and depreciated over the estimated useful life of the asset.

In return for the amounts advanced by us, a percentage of the gaming facility’s floor space is guaranteed for our player terminals, and we receive a fixed percentage of the hold per day from those units over the term of the agreement. Certain of the agreements contain performance standards for our player terminals that could allow the facility to reduce a portion of our guaranteed floor space. To date, we have completed one facility under one such development agreement, and have signed agreements for seven additional facilities in Oklahoma, for an aggregate commitment to advance approximately $50.3 million.

We are in various stages of discussion with new and existing tribal customers to provide funding for similar opportunities under additional joint development agreements.

License Agreements

We have license agreements with WMS® Gaming, Inc., or WMS, and Bally Gaming Inc., or Bally, to use certain trademarks, logos and graphics in our Class III games. We, in turn, resell these licenses to our customers in connection with the installation of our Class III VLTs that use these licenses. Revenues from these license fees are reported in our results of operations under “player terminal and license sale and lease revenue.” We also have a similar license agreement for the Class II market with Bally, WMS, and Mikohn Gaming Corporation. Because we generally install our Class II player terminals and games with our customers on a participation arrangement basis, thereby retaining ownership of the player terminals, we do not resell licenses for use in the Class II market.

Research and Development

Research and development activities primarily relate to the development of new gaming systems, gaming engines, player tracking systems, casino data management systems, central video lottery systems, gaming platforms and content, and enhancements to our existing product lines. Research and development costs consist primarily of salaries and benefits, consulting fees, and an allocation of corporate facilities costs related to these activities. Once the technological feasibility of a project has been established, the project is transferred from research to development, and capitalization begins.

Research and development expenses increased by 3.9% to $2.7 million for the quarter, from $2.6 million for the comparable period in the prior fiscal year. This increase primarily resulted from an increased headcount in our development group as we have focused our internal efforts on developing new gaming systems and game themes. We expect our research and development expenses to grow over the upcoming periods as we continue to focus on product development and add development staff.

Patents, Trademarks and Tradenames

We have patents issued and patents pending in the U.S. We also have patents pending overseas corresponding to some of our U.S. patents and pending U.S. patent applications. Our trademarks and tradenames include: Players Passport®, Reel Time Bingo™, MegaNanza®, MegaBingo®, and MegaMania®. All references herein to those trademarks and tradenames are deemed to include the applicable tradename or trademark designation. See “Risk Factors – We may not be successful in protecting our intellectual property rights, or avoiding claims that we are infringing upon the intellectual property rights of others.”

Recent Developments

DOJ Action. On November 21, 2003, the DOJ filed a Petition for a Writ of Certiorari in the Supreme Court seeking review of two U.S. circuit court cases that examined whether the Johnson Act prohibits Native American tribes from offering certain types of electronic gaming devices. Specifically, the DOJ seeks review of United States of America v. Santee Sioux Tribe of Nebraska, a federally recognized Indian Tribe, on Petition for a Writ of Certiorari to the United States Court of Appeals for the Eighth Circuit, and John D. Ashcroft, Attorney General, et al., v Seneca-Cayuga Tribe of Oklahoma, et al. on Petition for a Writ of Certiorari to the United States Court of Appeals for the Tenth Circuit. In the petitions, the DOJ asserts that the Johnson Act prohibits Native American tribes from operating certain electronic gambling devices without a compact with the appropriate state.

We are not a party to these actions, and we will likely have only limited information about the proceedings at the Supreme Court prior to their completion. We cannot predict whether the Supreme Court will grant certiorari in these cases or, if certiorari is granted, how the Supreme Court will rule. Accordingly, we do not intend to speculate about the potential outcomes in these matters.

Although our machines are not the subject of either lawsuit, the DOJ’s arguments and reasoning would appear to encompass the machines we offer for the Class II market. As a result, if the U.S. Supreme Court were to grant certiorari and accept the arguments advanced by the DOJ, the play of most of our current products without a compact would likely be prohibited by the Johnson Act. This result would almost certainly have a significant, material, adverse impact on our business and operating results. Alternatively, a decision by the Supreme Court that rejects the DOJ’s arguments and instead affirms the right of the tribes to offer games and player terminals such as those manufactured and sold by us as legal “electronic aids” to bingo for the Class II market could remove significant legal uncertainty in our principal market. A favorable result could form the basis for expansion of market opportunities, and further innovation in the Class II market. However, it could also result in increased competition from vendors currently in the Class III market who we believe have avoided entry into the Class II market due to the legal uncertainties described above.

The DOJ petitions currently before the Supreme Court may affect our business prior to their resolution. In particular, it is possible that the absence of any decision by the Supreme Court may continue the uncertainty in the Class II gaming market and thereby deter or delay the entrance of new competitors into the Class II market. Also, our tribal customers may face increased pressure to seek a compact with the states in which they operate. In the event one or more of our tribal customers entered into a state compact enabling the tribe to offer Class III games, demand for our Class II games could decline precipitously. Finally, speculation as to the outcome of these matters may lead to increased volatility or a general decline in the price of our common stock. However, it is difficult to predict whether these or other effects will actually occur or, should they occur, what impact they will have on our business. We intend to continue to disclose any material effects we experience as a result of the actions of the DOJ or other regulatory developments.

Lytton Rancheria Loan. In October 2003, we provided a bridge loan to the Lytton Rancheria of California, or Lytton Rancheria, a federally recognized Native American tribe, which the tribe used to facilitate the transfer of land in San Pablo, California to the United States in trust for Lytton Rancheria. In December 2003, based upon certain triggering events in the loan agreement, the bridge loan converted to a term loan that matures in December 2004. As a result of the conversion, interest-only payments at Prime plus 2% began in January 2004. Minimum principal payments begin in April 2004, and the remaining unpaid principal and interest is due in a balloon payment in December 2004. Our loan to the Lytton Rancheria tribe is different from our development agreements in that there is no assurance that the Lytton Rancheria tribe will either develop a tribal gaming facility or enter into an equipment leasing agreement with us if they do pursue gaming opportunities on the acquired land. The loan is secured by certain of the tribe’s personal property, as well as the net cash flow from the existing card room that is currently in operation at the acquired site.

RESULTS OF OPERATIONS

The following tables outline our end-of-period and average installed base of gaming terminals for the three months ended December 31, 2003 and 2002:

	Three Months Ended December 31,
	2003	2002

End of period installed gaming terminal base:
Class II player terminals
Reel Time Bingo	8,842	1,840
MegaNanza	—	4,161

New Generation system	8,842	6,001
Legacy system	1,290	2,216
Other player terminals and POSTs	589	—
Class III video lottery terminals	3,005	2,109

	Three Months Ended December 31,
	2003	2002
Average installed gaming terminal base:
Class II player terminals
Reel Time Bingo	8,752	1,684
MegaNanza	81	4,119

New Generation system	8,833	5,803
Legacy system	1,420	2,185
Other player terminals and POSTs	87	—
Class III video lottery terminals	2,923	2,109

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Total revenues for the first quarter of fiscal 2004 were $105.9 million, compared to $83.8 million for the same period in fiscal 2003, a 26% increase. This was primarily the result of an $18.1 million, or 22%, increase in Class II gaming revenues from $81.8 million in the three months ended December 31, 2002 to $99.9 million in the three months ended December 31, 2003. Specifically, in the Class II market, New Generation system revenues were $91.4 million for the quarter ended December 31, 2003, compared to $70.4 million in the quarter ended December 31, 2002, a 30% increase. Also contributing to our revenue growth were revenues generated by player terminal and license sales, which were

$3.4 million for the first quarter of fiscal 2004, compared to $643,000 in the same period of fiscal 2003. Specifically, for the three months ended December 31, 2003:

Gaming Revenue – Class II

•	New Generation games’ revenues increased 30%, based on an average of 8,833 and 5,803 player terminals in daily operation during each of the respective periods.

•	An average of 1,420 Legacy player terminals were in daily operation, a 35% decrease from 2,185 in the same period of fiscal 2003, as certain tribal gaming facilities continued to replace Legacy player terminals with higher-performing units.

•	There were no television bingo game show revenues during the first quarter of fiscal 2004 compared to $264,000 in the same period of fiscal 2003. The decrease in MegaBingo revenues was the result of discontinuing game play and holding the final MegaBingo championship game in April 2003.

Gaming Revenue – All Other

•	Class III rental and back office fees increased 16% to $1.2 million in the three months ended December 31, 2003, from $1.0 million during the same period of 2002.

•	Other recurring gaming revenue generated from the charity and commercial bingo market and TILG increased $991,000 for the quarter ended December 31, 2003, compared to no revenues in same quarter of 2002. The increase relates to our expansion into the charity bingo market and the launch of TILG late in the first quarter of fiscal 2004.

Player Terminal and License Sale and Lease Revenue

•	Player terminal and license sale and lease revenue increased to $3.4 million, from $643,000 in the same period of 2002. During the quarter ended December 31, 2002, miscellaneous equipment sales totaled $25,000. In the same quarter of the current fiscal year, 239 video lottery terminals were sold, resulting in player terminal sales and miscellaneous equipment sales revenue of $2.7 million. The introduction of progressive game themes in late September 2003, and the sales of video lottery terminals in the current quarter increased license sales and revenue from $618,000 in fiscal 2003, to $645,000 in fiscal 2004.

Other revenue, which consisted primarily of service and maintenance fees, increased 1% to $422,000 for the three months ended December 31, 2003, from $416,000 in the same period of 2002.

Allotments to facility operators increased 25% to $71.4 million for the three months ended December 31, 2003, from $57.0 million in the same period of 2002. Virtually all of this increase was attributable to the increase in commissions related to gaming revenues and are commensurate with the overall increase in gaming revenue.

Bingo prizes and related costs decreased to zero for the three months ended December 31, 2003, from $720,000 in the same period of 2002. The decrease was caused by the MegaBingo game being discontinued during fiscal 2003.

Cost of player terminal and licenses sold increased to $1.9 million for the three months ended December 31, 2003, from $559,000 in the same period of 2002. The increase relates to additional sales of equipment and license during the first quarter 2004, compared to the same period in 2003. The margin in the current quarter compared to the same quarter of fiscal 2003 increased due to the higher margin experienced from the sale of video lottery terminals.

Selling, general and administrative expenses increased 48% to $13.4 million for the three months ended December 31, 2003, from $9.1 million in the same period of 2002. Salaries and wages increased approximately $1.7 million, due to additional personnel hired to address our gaming network and development needs and the pursuit of new business. At December 31, 2003, we employed 368 full-time and part-time employees, compared to 281 at December 31, 2002. The need for additional office space, due to a greater number of employees, increased rent expense by approximately $98,000. Travel costs increased approximately $323,000, due to the greater number of employees, the pursuit of new business, and the temporary assignment of employees to New York. Legal, professional and lobbying fees increased approximately $346,000, primarily as a result of increased legal and professional services for research into new products and markets. Repairs and maintenance, insurance, and property taxes increased approximately $1.3 million, due to the greater number of player terminals in the field.

Amortization and depreciation expense increased 72% to $7.6 million for the three months ended December 31, 2003, from $4.4 million for the same period of 2002, primarily as a result of a 29.4% increase in the average installed base of terminals under participation arrangements.

Interest income increased to $363,000 for the three months ended December 31, 2003, from $110,000 in the same period of 2002. The increase was primarily related to interest accrued on the advances made under the Lytton Rancheria loan.

Interest expense amounted to $223,000 for the first fiscal quarter of 2004 and $17,000 for the same quarter of fiscal 2003, due to an increase in long-term debt and capital leases in 2003. As we continue to fund our capital commitments pursuant to our development agreements and otherwise, we will likely be required to borrow more money under our credit facility. As a result, our interest expense will likely continue to increase during fiscal 2004.

Income tax expense decreased to $4.4 million for the three months ended December 31, 2003, from $4.7 million in the same period of 2002. These figures represent effective tax rates of 38% and 39% for the three months ended December 31, 2003 and 2002. The decrease in the effective rate was primarily the result of a lower overall estimated state tax rate used for fiscal 2004 compared to fiscal 2003.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. There can be no assurance that actual results will not differ from those estimates. We believe the following represent our most critical accounting policies:

Revenue Recognition. We derive our gaming revenues primarily from participation arrangements with our customers. Under participation arrangements, we retain ownership of the gaming systems installed at our customer gaming facilities, and receive revenue based on a percentage of the hold per day generated by each gaming system. We report the network-wide hold of all of these gaming systems as gaming revenue. The hold represents the total amount end users wager, less the total amount paid to end users for prizes. Amounts retained by the gaming facilities for their share of the hold are reported in our results of operations as “allotments to facility operators,” and are deducted from our total revenues to arrive at our net revenues.

The majority of our Class III VLTs in Washington State have been sold to customers outright, for a one-time purchase price, and are reported in our results of operations as “player terminal and license sale and lease revenue.” Certain game themes we use in the Class III market have been licensed from third parties and the licenses are resold to customers along with our Class III VLTs. Revenues from the sale of Class III VLTs and the sale of player terminal licenses are recognized when the units are delivered to the customer and the licensed games installed, respectively, provided the four basic revenue criteria have been met: a) persuasive evidence of an arrangement exists; b) delivery has occurred and services have been rendered; c) the seller’s price is fixed or determinable; and d) collectibility is reasonably assured. For the remainder of our Class III VLTs, we either enter into participation arrangements or into lease-purchase arrangements. Under lease-purchase arrangements, we receive a series of lease payments based on a percentage of the customer’s hold per day generated from the leased VLTs. At the end of the lease period, we transfer VLT ownership to the customer.

In the Class III market, we also receive back-office fees based on a share of the hold per day from both leased and sold Class III VLTs. Back-office fees cover the service and maintenance costs for the back-office servers we install in each hall to run our Class III games, as well as the related cost of software updates. These back-office fees are reported in our results of operations as “Gaming revenue – All other.” For those VLTs sold to our customers, the back-office fees are based on a considerably smaller percentage of the hold per day than the revenue share we receive from terminals being rented under participation arrangements. Accordingly, we derive our Class III revenues to a greater extent from VLT sales than from participation-based back-office fees.

Property and Equipment. We state property and equipment at cost. The cost of property and equipment is depreciated over their estimated useful lives generally using the straight-line method for financial reporting, and accelerated methods for tax reporting purposes. A substantial portion of our property and equipment is depreciated over two to seven years. Player terminals placed with customers under lease arrangements where player terminal ownership is conveyed to the customer at the end of the lease term is depreciated over the shorter of the lease term or three years. Property and equipment includes a “pool” of rental terminals, i.e., the “rental pool.” Rental pool units are those which have previously been in the field, but are currently back at our facility being refurbished and/or awaiting redeployment. Routine maintenance of property and equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated useful life of the component. Sales and retirements of depreciable property and equipment are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in operations.

We state internally developed gaming software at cost, which we amortize over the estimated useful life of the software, generally using the straight-line method. We amortize internally developed games over an eighteen-month period, gaming systems and engines over a three-year period, and our central management systems over a five-year period. We capitalize software development costs once technological feasibility has been established, and begin amortizing the software once in service. We expense any subsequent software maintenance costs, such as bug fixes and subsequent testing, as incurred. Software development projects that are discontinued are expensed at the time the determination to discontinue is made.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts related to our accounts receivable and notes receivable that have been deemed to have a high risk of collectibility. We review our accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We analyze historical collection trends, and changes in our customers’ payment patterns, customer concentration, and credit worthiness when evaluating the adequacy of our allowance for doubtful accounts. We include any receivable balances that are determined to be uncollectible in our overall allowance for doubtful accounts.

Inventory Reserves. Inventories are stated at the lower of cost (first in, first out) or market. We regularly review our inventory quantities on hand and record reserves for excess and obsolete inventory based primarily on our estimated forecast of product demand and production and service requirements.

Stock-Based Compensation. We apply Accounting Principles Board Opinion, or APB, No. 25 in accounting for our stock option plans, rather than the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under APB No. 25, no compensation expense is recognized for grants of options to common-law employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on our grants to employees in the three months ended December 31, 2003 and 2002, no compensation expense has been recognized.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, we had unrestricted cash and cash equivalents of $6.4 million, compared to $26.3 million at September 30, 2003. Our working capital at December 31, 2003 was $23.8 million, compared to $18.5 million at September 30, 2003.

As of December 31, 2003, our total contractual cash obligations were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt(1)	$5,481	$9,014	$1,185	$—	$15,680
Capital leases(2)	3,813	6,523	—	—	10,336
Operating leases(3)	1,240	1,964	1,937	251	5,392
Purchase commitments(4)	1,375	288	—	—	1,663
Payments due under employment agreement(5)	250	500	500	2,521	3,771
Lytton Rancheria loan(6)	2,676	—	—	—	2,676
Gaming facility joint development agreements(7)	36,016	—	—	—	36,016

Total	$50,851	$18,289	$3,622	$2,772	$75.534

(1)	Consists of various three to five year loans for the purchase of automobiles and property and equipment at an overall average annual interest rate of 7.48%, a five-year loan related to financing our corporate aircraft at an annual interest rate of LIBOR plus 2.75%, and amounts borrowed under our credit facility at annual interest rate of Prime plus 1.25% with a floor of 5.5%.
(2)	Consists of various three-year capital leases for property and equipment at an overall average annual interest rate of 7.44%.
(3)	Consists of operating leases for our facilities and office equipment that expire at various times through 2009.
(4)	Consists of commitments to purchase third-party licenses.
(5)	Represents the expected future payments due, based on life expectancy tables, to Gordon Graves for his non-compete agreement entered into under his Employment Agreement.
(6)	Represents commitment for bridge loan to Lytton Rancheria, further discussed under “PART I – Item 1. Financial Statements – Significant Accounting Policies.”
(7)	Represents commitments for payments toward development and construction and/or expansion of tribal gaming facilities. For purposes of this table, cash obligations under development agreements are considered payable over the next twelve months, although the actual timing of the payments may extend beyond twelve months depending on the number and schedule of development projects ongoing at any given time.

During the quarter ended December 31, 2003, we used $4.7 million in cash in our operations, compared to generating $6.8 million in cash from operations during the same period of 2002. This $11.5 million decrease in cash from operations was primarily the result of using cash to pay down accounts payable and accrued expenses of $9.4 million and obtain inventory of $8.4 million, offset by an increase in amortization and depreciation of $3.2 million.

Cash used in investing activities increased to $26.7 million in the quarter ended December 31,2003, from $4.8 million in the same period of 2002. The increase resulted from the advances of approximately $21.0 million to the Lytton Rancheria under the bridge loan, offset by a $1.4 million decrease in cash capital expenditures, to $2.8 million in the first quarter of fiscal 2004, from $4.2 million in the first quarter of fiscal 2003. This amount combined with net amounts advanced under development agreements of $3.3 million in the first quarter of fiscal 2004, compared to no advances in the first quarter of fiscal 2003. During the quarter ended December 31, 2003, additions to property and equipment consisted of:

	Cash Capital Expenses	Financed Capital Expenses	Non Cash Transfer of Inventory	Total Additions to PPE
Player terminal and gaming equipment	$314	$2,434	$4,202	$6,950
Equipment and third-party software for NY Lottery	571	1,192	—	1,763
Tribal gaming facilities and portable buildings	344	—	—	344
Internally developed software	720	—	—	720
Other	809	—	—	809

Total	$2,758	$3,626	$4,202	$10,586

Cash provided by financing activities for the quarter ended December 31, 2003 was $11.4 million, compared to $882,000 in the same period of 2002. During the first quarter of fiscal 2004, we collected $4.8 million from the exercise of warrants and options and the related tax benefit, compared to $801,000 in the same period of fiscal 2003. Cash flow provided by financing activities for the three months ended December 31, 2003 also included proceeds from long-term debt of $7.7 million, drawn on the term loans under our credit facility described below.

Our projected capital expenditures for the next year will consist of player terminals and POSTs and related gaming equipment placed with customers under participation arrangements, and will include substantial capital outlays in connection with the joint development of new and expanded tribal gaming facilities, for the build-out of the central system for the New York Lottery project described in further detail below, and may include substantial capital expenditures in connection with potential acquisitions. In our strategy to partner with current and prospective customers to jointly develop tribal gaming facilities that will house our player terminals and in pursuing any potential acquisitions, we may make expenditures that could significantly affect our cash flow and liquidity, and use a significant portion of both our cash flow from operations and any proceeds we receive from debt or equity financing we might undertake. Our total capital expenditures will depend upon the number of player terminals that we are able to place in service during the year, and the number and size of tribal gaming facilities we choose to develop. Additional capital expenditures will be required for player terminals if we are successful in introducing our games into new markets, such as the charity bingo market. In addition to manufacturing our own, we also purchase player terminals from Bally and WMS, and licenses from Bally, WMS and Mikohn.

In May 2002, the New York Lottery notified us that it had selected us as the winning vendor to provide the central system for video lottery games to be operated at certain New York State racetracks. In December 2002, we executed a definitive agreement to provide the central system, and submitted it to the New York Lottery. In April 2003, a final approved and signed contract was obtained from the New York State Comptroller and Attorney General. During January 2003, we secured $12.0 million in vendor-based financing to lease equipment for the New York Lottery project and the build-out of the central system. As of December 31, 2003, we had acquired $10.7 million of the anticipated $15.8 million in equipment and third-party software required to develop, produce and implement the central system.

To date, we have entered into eight development agreements (further described under “PART I – Item 1. Financial Statements –Summary of Significant Accounting Policies”) with our customers to provide up to $50.3 million towards the construction of tribal gaming facilities. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the hold to be used for repayment of some or all of the advances. As of December 31, 2003, we had advanced a total of $14.3 million under such agreements, and expect to advance the remaining $36.0 million over the next twelve to eighteen months.

Our debt structure consists of a credit facility which provides us with a $20.0 million term loan facility, or Term Loan, and a $5.0 million revolving credit line, or Revolver. The Term Loan can be drawn under three tranches based upon our unfinanced capital expenditures, beginning in June 2003 and closing six months apart. The Term Loan matures in June 2006, bears interest at a rate of Prime plus 1.25%, which was 5.5% as of December 31, 2003, and has a floor of 5.5%. At December 31, 2003, we had drawn $10.1 million under the first two tranches of the Term Loan. The Revolver provides us with up to $5.0 million for working capital needs, which is limited by a borrowing base comprising certain of our accounts receivable and inventory, bears interest at a rate of Prime plus 1.25%, and has a commitment fee based on the daily average unborrowed balance. The Revolver matures in June 2005. As of December 31, 2003, the borrowing base provided for $5.0 million in availability; however, there was no outstanding balance under the Revolver.

The credit facility contains customary financial and operational covenants, and is collateralized by substantially all our assets. We were in compliance with these covenants as of December 31, 2003.

We believe that our existing cash and cash equivalents, cash provided from our operations and amounts available under our credit facility can sustain our current operations, which could include a portion of the financing required from us in connection with our joint development agreements, dependent upon the number and schedule of development projects ongoing at any given time. However, our performance and financial results are, to a certain extent, subject to general conditions in or affecting the Native American gaming industry, and to general economic, political, financial, competitive and regulatory factors beyond our control. If our business does not continue to generate cash flow at current levels, or if the level of funding required in connection with our joint development agreements is greater or proceeds at a pace faster than anticipated, we may need to raise additional financing. We may also need additional financing as a result of entering into new joint development agreements. In order to meet these potential additional capital requirements, we recently negotiated an increase in the available credit under our existing credit facility. However, this additional credit from our current lender may not be sufficient. Other sources of such additional financing might include additional bank debt or the public or private sale of equity or debt securities. However, sufficient funds may not be available, on terms acceptable to us or at all, from these sources or any others to enable us to make necessary capital expenditures and to make discretionary investments in the future.

Stock Repurchase Authorizations

Our board of directors authorized us to repurchase 900,000 shares of our common stock, effective April 2000, and an additional 3,000,000 shares of our common stock, effective September 2001. The timing and total number of shares repurchased will depend upon prevailing market conditions and other investment opportunities. During fiscal 2002 and 2001, we repurchased 1,212 and 1,663,730 shares of our common stock at an average cost of $14.17 and $3.16, respectively. No shares were repurchased during fiscal 2003. During fiscal 2003, we settled a stockholder’s notes receivable in exchange for 61,716 shares of our common stock, at their fair market value of $10.44 per share at the time of the exchange. During the quarter ended December 31, 2003, we received 22,546 shares of our common stock at a fair market value of $20.95 in consideration for stock options exercised by an employee.

At December 31, 2003, we had approximately 6.6 million options outstanding, with exercise prices ranging from $0.67 to $18.71 per share. At December 31, 2003, approximately 2.5 million of the outstanding options were exercisable.

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

FUTURE EXPECTATIONS AND FORWARD-LOOKING STATEMENTS

This Quarterly Report and the information incorporated herein by reference contains various “forward-looking statements” within the meaning of federal and state securities laws, including those identified or predicated by the words “believes,” anticipates,” “expects,” “plans,” or similar expressions. Such statements are subject to a number of uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the uncertainties inherent to the outcome of any litigation of the type described in this Quarterly Report under “PART II – Item 1. Legal Proceedings,” trends and other expectations described in “PART I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those other factors as described under Certain Risk Factors set forth below. Given these uncertainties, readers of this Quarterly Report are cautioned not to place undue reliance upon such statements.

CERTAIN RISK FACTORS

The following risk factors could materially and adversely affect our operating results and could cause actual events to differ materially from those predicted in any forward-looking statements related to our business.

We face legal and regulatory uncertainties that threaten our ability to conduct our business and to effectively compete in our Native American gaming markets, increase our cost of doing business and divert substantial management time away from our operations.

Historically, we have derived most of our revenue from Class II gaming activities conducted on Native American lands. These activities are subject to federal regulation under the Johnson Act, IGRA, and under the rules and regulations adopted by both the NIGC and the gaming commissions each Native American tribe establishes to regulate gaming. These gaming activities are also subject to regulation by state and local authorities, to the extent such gaming activities constitute, or are perceived to constitute, Class III gaming. Class III gaming is illegal in most states, and may only be conducted by a tribe pursuant to a compact between a tribe and the state in which the tribe is located. The Class III video lottery systems we offer, such as the VLTs operating in Washington State are subject to regulation by authorities in that state and to the terms of the compacts between the tribes offering such games and Washington State.

The Johnson Act broadly defines “gambling devices” to include any “machine or mechanical device” designed and manufactured “primarily” for use in connection with gambling, and that, when operated, delivers money or other property to a player “as the result of the application of an element of chance.” A government agency or court that literally applied this definition and did not give effect to subsequent congressional legislation, or to certain regulatory interpretations or judicial decisions could determine that the manufacture and use of our electronic player terminals, and perhaps other key components of our Class II gaming systems that rely to some extent upon electronic equipment to run a game, are illegal. Our tribal customers could be subject to significant fines and penalties if it is ultimately determined they are offering an illegal game, and an adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for our business, operating results and prospects.

The market for electronic Class II player terminals and systems, from which we derive the substantial majority of our revenue, is subject to continuing ambiguity due to the difficulty of reconciling the Johnson Act’s broad definition of “gambling devices” with the provisions of IGRA that expressly make legal the play of bingo and tribes’ use of “electronic, computer, or other technological aids” in the play of bingo. Issues surrounding the classification of our games as Class II games that may generally be offered by our tribal customers without a state compact, or as Class III games that can only be offered by the tribes pursuant to such a compact, have affected our business in the past, and continue to do so. Government enforcement, regulatory action, judicial decisions, or the prospects or rumors thereof have in the past and will continue to affect our business, operating results and prospects. The trading price of our common stock has been in the past and may in the future be subject to significant fluctuations based upon market perceptions of the legal status of our products.

In addition to federal regulation, all Native American tribes are required by IGRA to adopt ordinances regulating gaming as a condition of their right to conduct gaming on Native American lands. These ordinances often include the establishment of tribal gaming commissions that make their own judgment about whether an activity is Class II or Class III gaming. It is our policy not to introduce a new game in a customer’s gaming facility unless the tribe’s gaming commission has made its own independent determination that the game is Class II gaming. Adverse regulatory decisions by tribal gaming commissions could adversely affect our business.

We also face risks from a lack of regulatory or judicial enforcement action. In particular, our competitors may offer games that do not comply with published regulatory restrictions on Class II games, and thereby offer faster play than, or features not available in, our products. To the extent enforcement agencies such as the DOJ or NIGC permit tribes to offer these games rather than ours, our market share, revenue and operating results may suffer.

It is possible that new laws and regulations relating to our business may be enacted, and that existing laws and regulations could be amended or reinterpreted in a manner adverse to our business. Any regulatory change could materially and adversely affect the installation and use of existing and additional player terminals, games and systems, and our ability to generate revenues from some or all of our Class II games.

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

Although our machines are not the subject of either lawsuit, the DOJ’s arguments and reasoning would appear to encompass the machines we offer for the Class II market. As a result, if the U.S. Supreme Court were to grant certiorari and adopt the arguments advanced by the DOJ, the play of most of the our current products without a compact would likely be prohibited by the Johnson Act. This result would almost certainly have a significant, material, adverse impact on our business and operating results. On the other hand, a decision by the Supreme Court that rejects the DOJ’s arguments and instead affirms the right of the tribes to offer games and player terminals such as those we manufacture and sell as legal “electronic aids” to bingo for the Class II market could remove significant legal uncertainty in our principal market. A favorable result could form the basis for expansion of Class II market opportunities and further innovation in the Class II market. However, it could also result in increased competition from vendors currently in the Class III market who we believe have avoided entry into the Class II market due to the legal uncertainties described above.

The DOJ proceedings currently before the Supreme Court may affect our business prior to their resolution. In particular, it is possible that the absence of any decision by the Supreme Court may continue the uncertainty in the Class II gaming market and thereby deter or delay the entrance of new competitors into the Class II market. Conversely, our tribal customers may face increased pressure to seek a compact with the states in which they operate. In the event one or more of our tribal customers entered into a state compact enabling the tribe to offer Class III games, demand for our Class II games could decline precipitously. Finally, speculation as to the outcome of these matters may lead to increased volatility or a general decline in the price of our common stock. See “Risk Factors – If states enter into compacts with our existing Class II customers to allow Class III gaming, our results of operations could be materially harmed.”

Our future performance will depend on our ability to develop and introduce new games and enhancements to existing games that are widely accepted and played.

Our historical revenue growth has been driven primarily by technological innovations to our gaming systems, and the increased size and use of our installed base of player terminals in the Class II market. Our future performance will depend primarily on our ability to successfully and cost-effectively enter new gaming markets and develop and introduce new and enhanced game content and systems that will be widely accepted both by our tribal customers and their end users. We believe our business requires us to continually offer games and technology that offer faster and more entertaining play than those our competitors offer. However, consumer preferences can be difficult to predict, and we may offer new games or technologies that do not achieve market acceptance. In addition, we may experience future delays in game development, or we may not be successful in developing, introducing, and marketing new games or game enhancements on a timely and cost-effective basis. Furthermore, our new games may be subject to challenge by the NIGC, the DOJ, or some other regulatory or law enforcement agencies applicable to that particular game.

If we are unable, for technological, marketing or other reasons, to develop and introduce new games or enhancements of existing products in a timely manner in response to changing regulatory, legal or market conditions or customer requirements, or, if new products or new versions of existing products do not achieve market acceptance, or, if uneven enforcement policies cause us to continue facing competition from non-compliant games offered by some competitors, our business could be materially and adversely affected.

We are dependent upon a few customers who are based in Oklahoma.

For the quarter ended December 31, 2003, two tribes in Oklahoma accounted for approximately 35% and 13% of our net gaming revenues. Approximately 75% of our net revenues for the quarter ended December 31, 2003 were from Native American tribes located in Oklahoma. The significant concentration of our customers in Oklahoma means that local economic changes may adversely affect our customers, and therefore our business, disproportionately to changes in national economic conditions, including more sudden adverse economic declines or slower economic recovery from prior declines. The loss of any of our Oklahoma tribes as customers would have a material and adverse effect upon our financial condition and results of operations.

If states enter into compacts with our existing Native American customers to allow Class III gaming, our results of operations could be materially harmed.

The substantial majority of our revenue is generated from the placement of Class II gaming systems with tribal customers who are not parties to any state compact that would permit them to offer Class III games. If any of our Class II tribal customers were to enter compacts with the states in which they operate allowing the tribes to offer Class III games, we believe the number of game machine placements by us in those customers’ facilities would decline significantly, and our operating results would be materially adversely affected. These adverse effects would be particularly acute in a state such as Oklahoma, where we have a concentration of customers, and where there have been numerous recent attempts to establish compacts.

We believe the establishment of a state compact depends on a number of political, social, and economic factors which are inherently difficult to ascertain. Accordingly, although we attempt to monitor closely state legislative developments that could affect our business, we may not be able to timely predict when, or if a compact could be entered into by one or more of our tribal customers. Moreover, our business requires that we provide support for the economic interests of our tribal customers, and we may therefore be restricted from taking political action or positions in opposition to the adoption of a compact.

We are seeking to expand our business by loaning money to new and existing Native American customers to develop or expand gaming facilities, and we are jointly developing or expanding gaming and related facilities with some of these customers. We have limited experience with these activities and may not realize a satisfactory return, if any, on our investment, and we could lose some or all of our investment.

To date, we have entered into eight development agreements to jointly develop and provide financing to construct tribal gaming facilities, one of which was completed in July 2003. Under our development agreements, we secure a long-term revenue share percentage and a guaranteed percentage of the tribal gaming facilities’ available floor space in exchange for development and construction funding. Certain of the agreements contain performance standards for its player terminals that could allow the facility to reduce a portion of our guaranteed floor space. In connection with these advances, we could face liquidity pressure or a complete loss of our investment if a tribe does not timely pay any amounts owed to us from such funding. In addition, future NIGC decisions could affect our ability to place our games with these tribes.

In October 2003, we provided a bridge loan to the Lytton Rancheria of California, or Lytton Rancheria, a federally recognized Native American tribe, which the tribe used to facilitate the transfer of land in San Pablo, California to the United States in trust for Lytton Rancheria. In December 2003, based upon certain triggering events in the loan agreement, the bridge loan converted to a term loan that matures in December 2004. As a result of the conversion, interest only payments at Prime plus 2% began in January 2004. Minimum principal payments begin in April 2004 and the remaining unpaid principal and interest is due in a balloon payment in December 2004. Our loan to the Lytton Rancheria tribe is different from our development agreements, in that there is no assurance that the Lytton Rancheria tribe will either develop a tribal gaming facility or enter into an equipment leasing agreement with us if they do pursue gaming opportunities on the acquired land. The loan is secured by certain of the tribe’s personal property, as well as the net cash flow from the existing card room that is currently in operation at the acquired site. If the Lytton Rancheria tribe is unsuccessful in developing a tribal gaming facility or fails to develop or obtain an alternative source of funding, we may not be able to recover any amount loaned to them. In addition, our security interest may be inadequate or difficult to enforce. See risk factor entitled “Enforcement or remedies or contracts against Native American tribes could be difficult.”

We may continue to seek to enter into strategic relationships and provide financing and development services for new or expanded gaming and related facilities for our customers. However, we may not realize the anticipated benefits of any strategic relationship or financing. In connection with one or more of those transactions to obtain the necessary development funds, we may issue additional equity securities which would dilute existing stockholders; extend secured and unsecured credit to potential or existing tribal customers which may not be repaid; incur debt on terms unfavorable to us or that we are unable to repay; and incur contingent liabilities.

We have limited experience in these types of activities. Our development effort or financing activities may result in unforeseen operating difficulties, financial risks or required expenditures that could adversely affect our liquidity. It may also divert the time and attention of our management that would otherwise be available for ongoing development of our business. As a result of providing financing or development services to our customers, we may incur liquidity pressure and we may not realize a satisfactory return, if any, on our investment, and we could lose some or all of our investment.

We believe diversification from Native American gaming activities is critical to our growth strategy. Our expansion into non-Native American gaming activities will present new challenges and risks that could adversely affect our business or results of operations.

Our growth strategy includes selling our games and technology into segments of the gaming industry other than Native American gaming, principally the charity and commercial bingo markets and new jurisdictions authorizing video lottery systems.

These and other non-Native American gaming opportunities are not currently subject to a nationwide regulatory system such as the one created by IGRA to regulate Native American gaming, so regulation is on a state-by-state, and sometimes local county basis. In addition, federal laws relating to gaming, such as the Johnson Act, which regulates slot machines and similar gambling devices, would also apply to new video lottery jurisdictions, absent authorized state law exemptions. As we expand into these new markets, we would expect to encounter legal and regulatory uncertainties similar to those we face in our Native American gaming business. Successful growth in accordance with this strategy may require us to make certain changes to our gaming systems to ensure that they comply with applicable regulatory regimes, and may require us to obtain additional licenses. Importantly, in certain jurisdictions and for certain venues, our ability to enter these markets will depend on effecting changes to existing laws and regulatory regimes. The ability to effect these changes is subject to a great degree of uncertainty and may never be achieved. We may not be successful in entering into other segments of the gaming industry.

Generally, our selling of games and technology into new market segments involves a number of uncertainties, including:

•	Whether our resources and expertise will enable us to effectively operate and grow in such new markets;

•	Whether our internal processes and controls will continue to function effectively within these new segments;

•	Whether we have enough experience to accurately predict revenues and expenses in these new segments; and

•	Whether the diversion of management attention and resources from our traditional business caused by entering into new market segments will have harmful effects on our traditional business.

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

We compete for customers and end users with other vendors of gaming systems and player terminals. We also compete for end users with other forms of entertainment.

We compete with other vendors for customers, primarily on the basis of the amount of profit our gaming products generate for our customers in relation to other vendors’ gaming products. We believe that the most important factor influencing our customers’ product selection is the appeal of those products to end users. This appeal has a direct effect on the volume of play by end users, and drives the amount of revenues generated for and by our customers. Our ability to remain competitive depends primarily on our ability to continuously develop new game themes and systems that appeal to end users, and to introduce those game themes and systems in a timely manner (see “Certain Risk Factors – Our future performance will depend on our ability to develop and introduce new games and enhancements to existing games that are widely accepted and played”). We may not be able to continue to develop and introduce appealing new game themes and systems that meet the emerging requirements in a timely manner, or at all. In addition, others may independently develop games similar to our games, and competitors may introduce non-compliant games that unfairly compete in certain markets due to uneven regulatory enforcement policies.

We believe continued developments in the Class II market that alleviate or clarify the legal and regulatory uncertainties of that market will result in increased competition in the interactive electronic Class II gaming market, including the entrance of new competitors with significant gaming experience and financial resources. Specifically, three of the largest manufacturers of gaming equipment have expressed an interest in the Class II market. We believe the increased competition will intensify pressure on our pricing model. In the future, gaming providers will compete on the basis of price as well as the entertainment value and technological superiority of their products. While we will continue to compete by regularly introducing new and faster games, with technological enhancements that we believe will appeal to end users, we believe that the net revenue our customers retain from their installed base of player terminals will become a more significant factor, one that may require us to change the terms of our participation arrangements with customers to remain competitive. Consequently, we believe that a simple business model based upon a relationship between the average hold per player terminal per day and the installed base of player terminals will become less relevant in predicting our performance, as the totality and the mix of our participation arrangements with customers become less standardized and more complex.

Given the limitations placed on Class II gaming, we may not be able to successfully compete in gaming jurisdictions and facilities where slot machines, table games and other forms of Class III gaming are permitted. Furthermore, increases in the popularity of and competition from an expansion of Class III gaming, or Internet and other account wagering gaming services, which allow end users to wager on a wide variety of sporting events and to play traditional casino games from home, could have a material adverse effect on our business, financial condition and operating results.

Our business requires us to obtain and maintain various licenses, permits and approvals from state governments and other entities that regulate our business.

We have obtained all state licenses, lottery board licenses, Native American gaming commission licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our gaming activities. These include a license from Washington State to sell Class III video lottery systems, licenses from the lottery boards of Texas, Louisiana, Mississippi, New York and the District of Columbia, and licenses from all applicable Native American gaming commissions. We may require new licenses, permits and approvals in the future, and such licenses, permits or approvals may not be granted to us. The suspension, revocation, non-renewal or limitation of any of our licenses would have a material adverse effect on our business, financial condition and results of operations.

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

We rely on software licensed from third parties and technology provided by third-party vendors, the loss of which could increase our costs and delay deployment of our gaming systems and player terminals. We also rely on technology provided by third-party vendors which, if disrupted, could suspend play on some of our player terminals.

We integrate various third-party software products as components of our software. Our business would be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our software to function with alternate third-party software or develop these components ourselves, which would result in increased costs and could result in delays in our deployment of our gaming systems and player terminals. Furthermore, we might be forced to limit the features available in our current or future software offerings.

We also rely on the technology of third-party vendors, such as telecommunication providers, to operate our nationwide, broadband telecommunications network. A serious or sustained disruption of the provision of these services could result in some of our player terminals being non-operational for the duration of the disruption, which would adversely affect our ability to generate revenue from those player terminals.

We do not rely upon the term of our customer contracts to retain the business of our customers.

Our contracts with our customers are on a year-to-year or multi-year basis. Except for customers with whom we have entered into development agreements, we do not rely upon the stated term of our customer contracts to retain the business of our customers, as often non-contractual considerations unique to doing business in the Native American market override strict adherence to contractual provisions. We rely instead upon providing competitively superior player terminals, games and systems to give our customers the incentive to continue doing business with us. At any point in time, a significant portion of our business is subject to non-renewal, and, if not renewed, would materially and adversely affect our earnings and financial condition.

Changes in regulation or regulatory interpretations could require us to modify the terms of our contracts with customers.

The NIGC has considered the provisions of the agreements under which we provide our Class II games, equipment and services to our Native American customers, and has determined that these agreements are “service agreements” and are not “management contracts.” Management contracts are subject to additional regulatory requirements and oversight, including pre-approval by the NIGC that could result in delays in providing our products and services to customers and divert customers to our competitors. Our contracts could be subject to further review at any time. Any further review of these agreements by the NIGC could require substantial modification to our agreements, or result in their redesignation as management contracts, either of which could materially and adversely affect the terms on which we conduct our business.

If our key personnel leave us, our business could be materially adversely affected.

We depend on the continued performance of the members of our senior management team and our technology team. If we were to lose the services of any of our senior officers, directors, or any member of our technology team, and could not find suitable replacements for such persons in a timely manner, it could have a material adverse effect on our business.

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

Our business prospects and future success rely heavily upon the integration of our employees and executives and the security of our gaming systems.

The integrity and security of our gaming systems is critical to its ability to attract customers and players. We strive to set exacting standards of personal integrity for our employees and system security for the gaming systems that we provide to our customers, and our reputation in this regard is an important factor in our business dealings with our current and potential customers. For this reason, an allegation or a finding of improper conduct on our part of one or more of our employees that is attributable to us, or an actual or alleged system security defect or failure attributable to us, could have a material adverse effect upon our business, financial condition, results and prospects, including our ability to retain existing contracts or obtain new or renewal contracts.

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

In addition, our agreement with the New York State Division of the Lottery permits termination of the contracts at any time for failure by us or our system to perform properly. We were also required to post a performance bond to secure our performance under such contract. Failure to perform under this or similar contracts could result in substantial monetary damages, as well as contact termination.

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

In June 2003, we entered into a credit facility to provide us with additional liquidity to meet our short-term financing needs as further described under “PART I – Item 1. Financial Statements – Significant Accounting Policies – Credit Facility, Long-term Debt and Capital Leases.” Pursuant to the credit facility, we may borrow up to a total of $25 million under a $20 million term loan and a $5 million revolving line of credit. The entire credit facility bears an adjustable interest at a rate of Prime plus 1.25% with a floor of 5.5%.

In connection with the joint development agreements we enter into with many of our Native American tribal customers, we are required to advance funds to the tribes for the construction and development of tribal gaming facilities, some of which are required to be repaid. It is anticipated that some of these receivables will have fixed interest rates. However, our loan to the Lytton Rancheria tribe of up to $23 million bears an interest rate of Prime plus 2.00%.

As a result of our adjustable interest rate notes payable and fixed interest rate notes receivable described above, we are subject market risk with respect to interest rate fluctuations. Any material increase in prevailing interest rates could cause us to incur significantly higher interest expense.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives.

There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

As part of a continuing effort to improve our business processes we are evaluating our internal controls and may update certain controls to accommodate any modifications to our business processes or accounting procedures.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, as well as litigation to which we are not a party that may establish laws that affect our business. See “PART I – Item 1. Financial Statements – Commitments and Contingencies.”

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On February 2, 2004, the board declared a two-for-one split of our common stock, to be paid in the form of a stock dividend to our stockholders of record as of February 16, 2004. The dividend will be paid on February 27, 2004.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 2, 2004, we held our 2004 Annual Stockholder Meeting. The meeting involved the election of six nominees to be Directors, and the following persons were elected, constituting all of the members of our Board of Directors: Gordon T. Graves, Martin A. Keane, Thomas W. Sarnoff, John M. Winkelman, Robert D. Repass, and Clifton E. Lind.

A separate tabulation with respect to each nominee is as follows:

	FOR	WITHHELD
Gordon T. Graves	9,076,610	2,539,777
Martin A. Keane	8,501,972	3,114,415
Thomas W. Sarnoff	10,795,382	821,005
John M. Winkelman	10,822,332	794,055
Robert D. Repass	10,822,332	794,055
Clifton E. Lind	9,457,569	2,158,818

A proposal to ratify and approve an amendment to the articles of incorporation to increase the number of authorized shares of common stock was also voted upon at the meeting and received the requisite number of votes necessary to pass, as follows:

FOR	AGAINST	ABSTAIN
9,889,191	1,652,638	9,558

In addition to the above, a proposal to ratify and approve the 2003 Outside Directors Stock Option Plan was voted upon at the meeting and received the requisite number of votes necessary to pass, as follows:

FOR	AGAINST	ABSTAIN
5,084,940	4,044,119	473,317

Finally, a proposal to ratify the appointment of BDO Seidman, LLP as our independent auditors was voted upon at the meeting and received the requisite number of votes necessary to pass, as follows:

FOR	AGAINST	ABSTAIN
11,154,249	439,058	23,080

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See Exhibit Index.

(b)	Reports on Form 8-K

During the quarter ended December 31, 2003, we filed the following reports on Form 8-K:

Date 8-K Filed:	Item(s) Reported
October 14, 2003	Items 5 and 7
October 23, 2003	Item 9
October 28, 2003	Items 7 and 9
December 2, 2003	Items 7, 9 and 12
December 10, 2003	Items 7 and 9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2004	Multimedia Games, Inc.

	By:	/s/ Craig S. Nouis†
Craig S. Nouis
Chief Financial Officer

†	Mr. Nouis is signing as an authorized officer and as our principal financial officer and chief accounting officer.

EXHIBIT NO.	TITLE	LOCATION
3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Amendment to Articles of Incorporation	(*)
3.3	Amended and Restated Bylaws	(2)
10.1	Form of Integrated Gaming Services Agreement	(3)
10.2	1994 Employee Stock Option Plan	(3)
10.3	1994 Director Stock Option Plan	(3)
10.4	1996 Stock Incentive Plan, as amended	(4)
10.5	1998 President’s Plan	(5)
10.6	1998 Senior Executive Stock Option Plan	(5)
10.7	2000 Stock Option Plan	(5)
10.8	2001 Stock Option Plan	(6)
10.9	Stockholder Rights Plan	(7)
10.9	2002 Stock Option Plan	(8)
10.10	Employment Agreement executed March 26, 2003 between the Company and Gordon Graves	(8)
10.11	2003 Outside Directors Stock Option Plan	(9)
10.12	Loan and Security Agreement between the Company and Comerica Bank	(*)
10.13	First Amendment to Loan and Security Agreement between the Company and Comerica Bank	(*)
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)
31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)
32.1	Certification Pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes Oxley Act of 2002	(*)

(1)	Indicates incorporated by reference to our Form 10-QSB filed with the Commission for the quarter ended March 31, 1997.
(2)	Indicates incorporated by reference to our Form 10-K filed with the Commission for the fiscal year ended September 30, 2003.
(3)	Indicates incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1994.
(4)	Indicates incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1996.
(5)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on December 1, 2000.
(6)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on October 18, 2002 (File No. 333-100611).
(7)	Incorporated by reference to our Registration Statement on Form 8-A, filed with the Commission on October 23, 1998.
(8)	Indicates incorporated by reference to our Form 10-Q filed with the Commission for the quarter ended March 31, 2003.
(9)	Incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed with the Commission on January 6, 2004.
(*)	Filed herewith.