Form 10-Q
period 2004-03-31
MULTIMEDIA GAMES INC
filed 2004-05-17
CIK 896400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2004

☐	Transition Report Pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 001-14551

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)    Yes  ☒    No  ☐

As of May 12, 2004, there were 27,891,634 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

FORM 10-Q

PART I

FINANCIAL INFORMATION

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS

As of March 31, 2004 and September 30, 2003

(In thousands, except shares and per-share amounts)

	March 31, 2004	September 30, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$36,634	$26,319
Accounts receivable	10,950	6,387
Allowance for doubtful accounts receivable	(516)	(521)
Inventory, net	2,113	2,446
Prepaid expenses and other	2,112	1,811
Notes receivable, net	2,900	3,659
Federal and state income tax receivable	1,190	1,539
Deferred income taxes	2,033	1,584

Total current assets	57,416	43,224

Restricted cash and long-term investments	1,297	1,380
Inventory, net – non-current	15,197	11,742
Property and equipment, net	89,693	78,524
Notes receivable – non-current	4,537	500
Other assets	19,266	8,360

Total assets	$187,406	$143,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$9,293	$4,558
Accounts payable and accrued expenses	21,535	20,138
Deferred revenue	429	24

Total current liabilities	31,257	24,720
Long-term debt and capital leases, less current portion	14,687	9,402
Other long-term liabilities	4,731	3,393
Deferred income taxes	5,183	4,103

Total liabilities	55,858	41,618

Commitments and contingencies (Note 2)
Stockholders’ equity:
Preferred stock:
Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized 29,997,154 and 28,694,028 shares issued, and 27,699,006 and 26,483,622 shares outstanding, respectively	300	287
Additional paid-in capital	59,745	45,487
Stockholders’ notes receivable	—	(1,466)
Treasury stock, 2,298,148 and 2,210,406 shares at cost, respectively	(8,562)	(6,491)
Retained earnings	80,065	64,295

Total stockholders’ equity	131,548	102,112

Total liabilities and stockholders’ equity	$187,406	$143,730

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2004 and 2003

(In thousands, except per-share amounts)

(Unaudited)

	2004	2003
REVENUES:
Gaming revenue – Class II	$105,266	$85,882
Gaming revenue – All other	17,655	1,047
Player terminal and license sale and lease revenue	3,011	2,491
Other	421	310

Total revenues	126,353	89,730
Allotments to facility operators	86,753	60,608
Bingo prizes and related costs	—	383

Net revenues	39,600	28,739

OPERATING COSTS AND EXPENSES:
Cost of player terminals and licenses sold	2,163	836
Selling, general and administrative expenses	15,480	10,008
Amortization and depreciation	8,276	5,132

Total operating costs and expenses	25,919	15,976

Operating income	13,681	12,763

OTHER INCOME (EXPENSE):
Interest income	365	82
Interest expense	(415)	(41)

Income before income taxes	13,631	12,804
Income tax expense	5,131	4,861

Net income	$8,500	$7,943

Basic earnings per share	$0.31	$0.31

Diluted earnings per share	$0.28	$0.28

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Six Months Ended March 31, 2004 and 2003

(In thousands, except per-share amounts)

(Unaudited)

	2004	2003
REVENUES:
Gaming revenue – Class II	$205,151	$167,654
Gaming revenue – All other	19,827	2,064
Player terminal and license sale and lease revenue	6,388	3,134
Other	843	726

Total revenues	232,209	173,578
Allotments to facility operators	158,154	117,641
Bingo prizes and related costs	—	1,103

Net revenues	74,055	54,834

OPERATING COSTS AND EXPENSES:
Cost of player terminals and licenses sold	4,099	1,395
Selling, general and administrative expenses	28,844	19,068
Amortization and depreciation	15,880	9,561

Total operating costs and expenses	48,823	30,024

Operating income	25,232	24,810

OTHER INCOME (EXPENSE):
Interest income	728	192
Interest expense	(638)	(58)

Income before income taxes	25,322	24,944
Income tax expense	9,552	9,551

Net income	$15,770	$15,393

Basic earnings per share	$0.58	$0.60

Diluted earnings per share	$0.51	$0.53

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

(In thousands)

(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,770	$15,393
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Amortization and depreciation	15,880	9,561
Loss on disposal of equipment	—	51
Options issued to consultants	232	93
Recovery of doubtful accounts	(53)	(27)
Provision for obsolete inventory	525	274
Deferred income taxes	631	(148)
Accrued interest on notes receivable	(604)	—
(Increase) decrease in:
Accounts receivable	(4,682)	(94)
Inventory	(15,282)	(11,447)
Prepaid expenses and other assets	(8,295)	(742)
Federal and state income tax receivable	349	4,048
Other long-term liabilities	1,421	—
Notes receivable – current	(506)	1,131
Accounts payable and accrued expenses	1,564	(1,714)
Deferred revenue	405	—

NET CASH PROVIDED BY OPERATING ACTIVITIES	7,355	16,379

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and patents	(9,813)	(9,059)
Restricted cash and long-term investments and other long-term liabilities	(37)	261
Advances under development agreements	(6,130)	—
Repayments under development agreements	203	—
Advances on notes receivable	(20,574)	(500)
Repayments of notes receivable	21,107	—
Stockholders’ notes receivable, net	—	(34)

NET CASH USED IN INVESTING ACTIVITIES	(15,244)	(9,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants, and related tax benefit	13,567	1,163
Principal payments of long-term debt and capital leases	(3,071)	(202)
Proceeds from long-term debt	7,708	1,871

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,204	2,832

Net increase in cash and cash equivalents	10,315	9,879
Cash and cash equivalents, beginning of period	26,319	15,247

Cash and cash equivalents, end of period	$36,634	$25,126

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

For the Six Months Ended March 31, 2004 and 2003

(In thousands)

(Unaudited)

	2004	2003
SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$638	$58

Income tax paid	$32	$4,878

NON-CASH TRANSACTIONS:
Transfer of inventory to property and equipment	$11,635	$10,694
Property and equipment and other assets acquired through:
Capital lease	4,516	3,559
Long-term debt	867	116
Receipt of Company’s common stock for repayment of stockholders’ note receivable	1,599	644
Receipt of Company’s common stock as consideration for employee stock option exercise	472	—
Non-compete agreement included in other assets and other long-term liabilities	—	2,047

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

The financial statements included herein as of March 31, 2004, and for each of the three and six months ended March 31, 2004 and 2003 have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the U.S. and the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The information presented reflects all adjustments consisting solely of normal adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the three and six months ended March 31, 2004 are not necessarily indicative of the results which will be realized for the year ending September 30, 2004.

Operations. The Company is a technology supplier to the gaming industry. The Company designs and develops interactive, electronic gaming systems that are marketed primarily to Native American and charity and commercial bingo gaming facilities and to state lottery commissions located throughout the U.S. The Company’s gaming systems are typically provided to customers under revenue sharing arrangements, except for video lottery terminals in the Class III market in Washington State, which are typically sold for an up-front purchase price. The Company provides Class II gaming to its tribal customers through a nationwide, broadband telecommunications network. Player terminals in the Class II gaming market are typically interconnected within a gaming facility and across multiple facilities, thereby enabling players to simultaneously participate in the same game and to compete against one another to win common pooled prizes. In the charity bingo market, player terminals are typically only interconnected within the gaming facility where the player terminals are located. The Company provides a central determinant system for use by state lottery commissions. The Company places Point-of-Sale terminals, or POSTs, in conjunction with its Tribal Instant Lottery Game, or TILG, in the Class III market which is supported by similar central determinant system technology used in the state lottery market. The Company offers content for its gaming systems that has been designed and developed by the Company, as well as game themes it has licensed from others.

Consolidation Principles. The Company’s financial statements include the activities of Multimedia Games, Inc. and its wholly-owned subsidiaries: MegaBingo, Inc., MGAM Systems, Inc., MGAM Services, LLC, TV Games, Inc. (dissolved April 10, 2003), and Multimedia Creative Services, Inc (dissolved October 4, 2002). Intercompany balances and transactions have been eliminated.

Accounting Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts and inventory obsolescence, asset lives of equipment, deferred taxes, and the provision for and disclosure of litigation and loss contingencies. Actual results may differ from these estimates in the near and long term.

Revenue Recognition. The Company derives its gaming revenues primarily from participation arrangements with its Native American customers and charity bingo customers. Participation revenue generated from the Company’s Class II customers is reported in its results of operations as “Gaming revenue – Class II,” while revenue from charity customers and the Company’s TILG product are included in “Gaming revenue – All other.” Under these arrangements, the Company retains ownership of the player terminals and POSTs, and back-office equipment, which are collectively referred to as gaming systems, installed at customer gaming facilities, and receives revenue based on a percentage of the hold per day generated by each gaming system. The network-wide hold of all of these gaming systems is reported by the Company as gaming revenue, and represents the total amount end users wager, less the total amount paid to end users for prizes. The amounts retained by the tribal and charity gaming facilities for their share of the hold are reported by the Company in its results of operations as a part of “Allotments to facility operators,” and are deducted from the Company’s total revenues to arrive at its net revenues.

The Company generates gaming revenues from the state video lottery market by providing the central determinant system for video lottery terminal networks. In return for providing the system, the Company receives a small portion of the network-wide hold, which is reported in its financial results of operations as a part of “Gaming revenue – All other.”

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company also generates gaming revenues from back-office fees based on a share of the hold per day from both leased and sold Class III video lottery terminals, or VLTs, in Washington State. Back-office fees cover the service and maintenance costs for back-office servers installed in each gaming facility to run its Class III games, as well as the cost of related software updates. These back-office fees are reported in its results of operations as a part of “Gaming revenue – All other.” For those VLTs sold to its customers, the back-office fees are based on a considerably smaller percentage of the hold per day than the revenue share received from terminals being rented under participation agreements. Accordingly, the Company derives its Class III revenues to a greater extent from VLT sales than from participation-based back-office fees. Sales of Class III VLTs are usually clustered around the expansion of existing casinos, the opening of new casinos or changes in applicable law that permit customers to operate a greater number of VLTs than previously allowed.

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

Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts related to its accounts receivable and notes receivable that have been deemed to have a high risk of collectibility. Management reviews its accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and creditworthiness when evaluating the adequacy of its allowance for doubtful accounts. In its overall allowance for doubtful accounts, the Company includes any receivable balances that are determined to be uncollectible. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs might exceed the recorded allowance.

Inventory – Current. The Company’s current inventory consists primarily of completed Class III VLTs, related component parts and back-office computer equipment for Class III VLTs, as well as completed player terminals expected to be sold within the Company’s next fiscal year.

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

Development Agreements. The Company enters into development agreements to provide financing for new tribal gaming facilities, or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to exclusive placement of the Company’s player terminals, and the Company receives a fixed percentage of those player terminals’ hold per day over the term of the agreement. Certain of the agreements contain performance standards for its player terminals that could allow the facility to reduce a portion of the Company’s guaranteed floor space. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the hold to be used for repayment of some or all of the advances. Amounts advanced in excess of those reimbursed by the customer for real property and land improvements are allocated to an other asset and amortized over the life of the contract. Amounts

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

related to personal property owned by the Company and located at the tribal gaming facility are carried in the Company’s property and equipment and depreciated over the estimated useful life of the related asset. For further discussion regarding the Company’s development agreements, see “Part 1 – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Risk Factors.”

At March 31, 2004, and September 30, 2003, the following amounts related to development agreements were recorded in the following balance sheet captions:

	March 31, 2004	September 30, 2003
	(In thousands)
Included in:
Notes receivable	$3,461	$638
Property and equipment	6,120	4,918
Other assets	4,051	994

Notes Receivable. At March 31, 2004 and September 30, 2003, the Company’s notes receivable consisted of the following:

	March 31, 2004	September 30, 2003
	(In thousands)
Notes receivable from development agreements	$3,461	$638
Notes receivable from equipment sales	4,037	3,636
Allowance for notes receivable	(61)	(115)

Notes receivable, net	7,437	4,159
Less current portion	2,900	3,659

Notes receivable – non-current	$4,537	$500

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.

Notes receivable from equipment sales consist of financial instruments issued by customers for the purchase of player terminals and licenses, and generally bear interest at prevailing interest rates. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the note receivable outstanding.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. This analysis of the long-lived assets at March 31, 2004 indicated there was no impairment to these assets’ carrying values.

Leased Property and Equipment. Property and equipment under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The cost of leased property and equipment is amortized using the Company’s normal depreciation policy described under property and equipment.

Credit Facility, Long-term Debt and Capital Leases. At March 31, 2004 and September 30, 2003, the Company’s Credit Facility, long-term debt and capital leases consisted of the following:

	March 31, 2004	September 30, 2003
	(In thousands)
Term loan facility	$9,139	$2,361
Other long-term debt	5,541	5,496
Capital lease obligations	9,300	6,103

Long-term debt and capital leases	23,980	13,960
Less current portion	9,293	4,558

Long-term debt and capital leases, less current portion	$14,687	$9,402

The Company’s debt structure consists of a Credit Facility which provides the Company with a $20.0 million term loan facility, or Term Loan, and a $5.0 million revolving credit line, or the Revolver. The Term Loan can be drawn under three tranches based upon the Company’s unfinanced capital expenditures beginning in June 2003 and closing six months apart, matures in June 2006, and bears interest at a rate of Prime plus 1.25%, with a floor of 5.5%, (or 5.5% as of March 31, 2004.) As of March 31, 2004, the Company had drawn $10.1 million under the first two tranches of the Term Loan. Equal installments of principal and interest are payable over the term of each tranch, which are 36, 30 and 24 months, respectively.

The Revolver provides the Company with up to $5.0 million for working capital needs, which is limited by a borrowing base comprised of certain of the Company’s accounts receivable and inventory. The Revolver bears interest at a rate of Prime plus 1.25% and has a commitment fee based on the daily average of the unborrowed commitment. The Revolver matures in June 2005. As of March 31, 2004, the borrowing base provided for $5.0 million in availability which was reduced to $4.0 million to reflect outstanding letters of credit; however, there were no outstanding borrowings under the Revolver.

The Credit Facility contains certain customary financial and operational covenants, and is secured by substantially all the Company’s assets. The Company was in compliance with these covenants as of March 31, 2004.

Other long-term debt at March 31, 2004 consists of a five-year loan related to financing our corporate aircraft and various three to five-year loans for the purchase of automobiles and property and equipment.

Capital lease obligations consist of various three-year noncancelable capital leases for certain equipment used in the Company’s operations.

Fair Value of Financial Instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At March 31, 2004 and September 30, 2003, the carrying amounts for the Company’s financial instruments, which include accounts and notes receivable, accounts payable, and long-term debt and capital leases, approximate fair value.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Earnings per Common Share. Earnings per common share is computed in accordance with SFAS No. 128, “Earnings per Share.” Presented below is a reconciliation of net income available to common stockholders and the differences between weighted average common shares outstanding, which are used in computing basic earnings per share, and weighted average common and potential shares outstanding, which are used in computing diluted earnings per share.

	Three Months Ended March 31,
	2004	2003
	(In thousands, except shares and per-share amounts)
Income available to common stockholders – basic and diluted	$8,500	$7,943

Weighted average common shares outstanding	27,282,294	25,845,212
Effect of dilutive securities:
Options	3,557,652	2,645,376
Warrants	—	123,438

Weighted average common and potential shares outstanding	30,839,946	28,614,026

Basic earnings per share	$0.31	$0.31

Diluted earnings per share	$0.28	$0.28

	Six Months Ended March 31,
	2004	2003
	(In thousands, except shares and per-share amounts)
Income available to common stockholders – basic and diluted	$15,770	$15,393

Weighted average common shares outstanding	26,994,664	25,829,900
Effect of dilutive securities:
Options	3,667,422	3,168,056
Warrants	—	132,556

Weighted average common and potential shares outstanding	30,662,086	29,130,512

Basic earnings per share	$0.58	$0.60

Diluted earnings per share	$0.51	$0.53

At March 31, 2004 and 2003, options to purchase zero and 249,000 shares, respectively, of Common Stock at exercise prices ranging from $10.47 to $15.47 per share were outstanding, but were not included in the computation of diluted earnings per share due to their antidilutive effect.

Stock-Based Compensation. The Company applies Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option plans, rather than the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB 25, no compensation expense is recognized for grants of options to common law employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company’s grants in the three and six months ended March 31, 2004 and 2003, no compensation expense has been recognized.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
	(In thousands, except per-share amounts)
Net income:
As reported	$8,500	$7,943	$15,770	$15,393
Deduct: Estimated stock-based employee compensation determined under fair value method for all awards, net of related tax benefit	(1,549)	(1,342)	(3,088)	(2,649)

Pro forma	$6,951	$6,601	$12,682	$12,744

Basic earnings per share:
As reported	$0.31	$0.31	$0.58	$0.60

Pro forma	$0.25	$0.26	$0.47	$0.49

Diluted earnings per share:
As reported	$0.28	$0.28	$0.51	$0.53

Pro forma	$0.23	$0.23	$0.41	$0.44

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

IGRA also regulates the terms of gaming management contracts with Native Americans, which must be approved by the NIGC before taking effect. Generally, the NIGC has determined that the agreements pursuant to which the Company

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

provides its Class II games, equipment and services are “service agreements” and not “management contracts,” thereby allowing the Company to obtain terms that might otherwise not be permitted. Under existing regulations, management contracts can have a maximum term of seven years, and limit the amount payable to the manager to 30% of the net revenue from the related gaming activity. On occasion, however, as a condition of its approval of a management contract, the NIGC has required that managers accept both a shorter term and a reduced percentage of the net revenue.

On April 23, 2004 the Company reported that the acting General Counsel of the NIGC had issued a letter to the Company and one of its tribal customers opining that the Company’s development agreement regarding the WinStar Casino in Thackerville, Oklahoma constitutes a “management contract.” The authority of the NIGC to review and approve gaming related contracts is limited to management contracts and related collateral agreements. According to the acting General Counsel, the performance of any planning, organizing, directing, coordinating or controlling with respect to any part of a gaming operation constitutes management for purposes of determining whether an agreement for any of these activities is a management contract. The Company has expressed its disagreement with the acting General Counsel’s interpretation, and its belief that her view of management is broader than was intended by Congress. The Company also believes the acting General Counsel’s opinion may be based in part on collateral agreements that it provided to the NIGC in error and are not presently in effect. The Company is currently engaged in discussions with the NIGC related to this matter. If the development agreement is finally determined to be a management contract, there could be material adverse consequences to the Company. In that event, the Company may be required to modify the terms of such agreements. Such modification may adversely affect the terms on which the Company conducts business and significantly impact its financial condition and results of operations from this agreement and from other development agreements that may be similarly interpreted by the NIGC.

The Company’s contracts could be subject to further review at any time. Any further review of these agreements by the NIGC, or alternative interpretations of applicable laws and regulations could require substantial modifications to those agreements or result in their redesignation as “management contracts,” which could materially and adversely affect the terms on which the Company conducts business.

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

Class II gaming is defined by IGRA as including “the game of chance commonly known as bingo (whether or not electronic, computer or other technological aids are used in connection therewith.)” However, IGRA’s definition of Class II gaming expressly excludes “electronic or electromechanical facsimiles of any game of chance or slot machines of any kind.” Prior to June 17, 2002, regulations adopted by the NIGC defined “electronic or electromechanical facsimiles of any game of chance or slot machines of any kind” as being equivalent to “gambling devices,” as defined and prohibited by the Johnson Act.

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

These new NIGC regulations are not binding upon the DOJ, the federal agency charged with enforcing the Johnson Act. The DOJ has asserted in the past and, as described below, may continue to assert their position that any electronic or mechanical devices used in gaming, such as the electronic player terminals used to play the Company’s Class II games, are illegal “gambling devices,” and thus in violation of the Johnson Act.

In a decision of the United States Court of Appeals for the Tenth Circuit (Seneca-Cayuga Tribe of Oklahoma, et al. vs. National Indian Gaming Commission, et al., decided April 17, 2003), a federal circuit court considered the Johnson

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Act’s applicability to Class II gaming. The opinion of the court was in line with several previous court opinions (including the Ninth and Tenth Circuit opinions on the Company’s MegaMania games) that found that the Johnson Act did not prohibit the use of technological aids to Class II gaming on Native American land. The court also noted that its opinion was in line with the new NIGC regulations. In another decision from the United States Court of Appeals for the Eighth Circuit (United States of America vs. Santee Sioux Tribe of Nebraska, decided March 20, 2003), a circuit court found for the first time that the Johnson Act does apply to Class II technological aids, although the court also found that the pull-tab player terminals at issue in that case were not Johnson Act devices. That court also went on to cite the fact that the NIGC has adopted new regulations which would permit Class II technological aids under IGRA.

On November 21, 2003, the DOJ filed a Petition for a Writ of Certiorari in the Supreme Court seeking review of the two U.S. Circuit Court cases that examined whether the Johnson Act prohibits Native American tribes from offering certain types of electronic gaming devices. Specifically, the DOJ sought review of United States of America v. Santee Sioux Tribe of Nebraska, a federally recognized Indian Tribe, on Petition for a Writ of Certiorari to the United States Court of Appeals for the Eighth Circuit, and John D. Ashcroft, Attorney General, et al., v. Seneca-Cayuga Tribe of Oklahoma, et al. on Petition for a Writ of Certiorari to the United States Court of Appeals for the Tenth Circuit. In the petitions, the DOJ asserted that the Johnson Act prohibits Native American tribes from operating certain electronic gambling devices without a compact with the appropriate state.

On February 27, 2004, the Supreme Court declined to grant the DOJ’s Petitions for Writs of Certiorari. Although the Company’s machines were not the subject of the lawsuits, the DOJ’s arguments and reasoning appeared to encompass the machines offered by the Company for the Class II market. Since the Supreme Court declined to accept these cases for review, the lower courts decisions affirming the right of the tribes to offer games such as those manufactured and sold by the Company as legal “electronic aids” to bingo for the Class II market will continue to stand. The Company believes that for the immediate future, significant legal uncertainty has been eliminated concerning the Company’s ability to continue to offer Class II games played with the assistance of technological aids in its principal market. However, the elimination of this legal uncertainty could also result in increased competition from vendors currently in the Class III market who the Company believes have avoided entry into the Class II market due to the legal uncertainties described above.

Tribal-State Compacts.

Oklahoma. In February 2004, legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities in the state was approved in Oklahoma. The Bill was scheduled to become effective 90 days after the end of the current legislative session, which is set to expire at the end of May 2004. However, in May 2004, the Bill was repealed by the Oklahoma Legislature and substitute legislation was passed by both the Oklahoma Senate and House that requires a statewide referendum in November 2004. Certain groups opposed to the legislation have vowed to both fight the new bills and to attempt to delay the enactment of the new legislation. As a result, the Company is unable to determine when or if any new legislation authorizing certain forms of gaming at the Oklahoma racetracks and additional types of games at tribal gaming facilities will become effective.

The majority of the Company’s revenue is generated from the placement of Class II gaming systems with tribal customers who are not parties to any state compact that would permit them to offer Class III games. See “Part 1 – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Risk Factors.”

Washington. In Washington State, the Company offers video lottery terminals operated in conjunction with local central determinant systems, pursuant to compacts between the state and certain Native American tribes in that state. These compacts are recognized by IGRA to permit Class III gaming, which would otherwise be illegal.

Native American Regulation of Gaming. IGRA requires that Native American tribes adopt and submit for NIGC approval gaming ordinances that regulate tribes’ conduct of gaming. While these ordinances vary from tribe to tribe, they commonly provide for the following:

•	Native American ownership of the gaming operation;

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Development Agreements

To date, the Company has entered into eleven development agreements to provide up to $67.8 million towards the construction and/or remodel of gaming facilities, and had advanced $18.0 million under these agreements. In exchange for a certain amount of the funds advanced under the development agreement, the Company receives a guarantee of floor space for its player terminals. A portion of the hold per day generated by these player terminals is used to repay the construction advance. Consequently, the payback period is dependent on the hold per day generated by the Company’s player terminals located on the guaranteed floor space. The Company is in various stages of discussion with new and existing customers to provide funding for similar opportunities under joint development agreements. For further discussion regarding the Company’s development agreements, see “Part 1 – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Risk Factors.”

Off Balance Sheet Arrangements

As of March 31, 2004, the Company had $1.0 million in outstanding letters of credit issued under the Revolver to guarantee its performance under certain contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading supplier of interactive, electronic gaming systems to the rapidly growing Native American gaming market and to a lesser extent, to the emerging charity and commercial bingo market and state video lottery market. We design and develop hardware, software, networks and content that provide our customers with a comprehensive gaming system. Historically, we have focused our efforts on Class II gaming systems and Class III video lottery systems used primarily by Native American tribes.

We derive the majority of our gaming revenues from the placement of player terminals and Point-of-Sale terminals, or POSTs, and back office equipment, which we collectively refer to as gaming systems, under participation arrangements, and to a lesser degree from the placement of video lottery terminals, or VLTs, in the Class III market in Washington State under lease-purchase or participation arrangements, and from the back-office fees generated by those video lottery systems. We also generate gaming revenues in return for providing the central determinant system for a network of VLTs operated by the New York State Division of the Lottery. A significantly smaller portion of our revenues is generated from the sale of VLTs and game licenses in the Class III market in Washington State, except for a relatively few periods during which market conditions result in a temporary increase in the number of VLTs sold during the period (e.g., the opening of a new casino, or a change in the law that allows existing casinos to increase the number of VLTs permitted under prior law.)

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

Native American gaming is governed by the Indian Gaming Regulatory Act of 1988, or IGRA, which also established the National Indian Gaming Commission, or NIGC, with certain regulatory powers over Native American gaming. IGRA classifies games that may be played on Native American lands into three categories, each of which is subject to different regulations as follows:

•	Class I Gaming. Class I gaming includes traditional Native American social and ceremonial games. Class I gaming is regulated exclusively at the Native American tribe level.

•	Class II Gaming. Class II gaming includes bingo and, if played at the same location where bingo is offered, pull-tabs and other games similar to bingo. Class II gaming is regulated by the individual Native American tribes, with NIGC having oversight of the tribal regulatory process. States that allow bingo and games similar to bingo to be conducted by any other entity or for any other purposes, such as bingo at charities or schools, may not regulate Class II gaming, and therefore receive no tax revenues from income the tribes derive from Class II gaming.

•	Class III Gaming. Class III gaming includes all other forms of gaming that are not included in either Class I or Class II, including slot machines and most table games. Class III gaming may be conducted only pursuant to compacts negotiated between individual states and individual Native American tribes located within that state. The compacts typically include provisions entitling the state to receive taxes at an agreed-upon rate from the income a tribe derives from Class III gaming activities.

Class II Market. We derive our Class II gaming revenues primarily from participation arrangements with our Native American customers. Under participation arrangements, we retain ownership of the player terminals installed at our customers’ tribal gaming facilities, and receive revenue based on a percentage of the hold per day generated by each gaming system. The network-wide hold of all of these gaming systems is reported by us as “Gaming revenue – Class II,” and represents the total amount end users wager, less the total amount paid to end users for prizes. The amounts retained by the facilities for their share of the hold are included in our results of operations as part of “Allotments to facility operators,” and are deducted from our total revenues to arrive at our net revenues. We believe that net revenue and our net revenue per player terminal per day are the most important factors in evaluating our Class II market performance. Net revenue per player terminal per day represents total gaming revenues less allotments to facility operators, divided by the average number of player terminals and the number of days in the period.

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

As the market grows, and the rules and regulations governing Class II gaming are clarified by court decisions and by improved rule-making procedures, we believe new competitors with significant gaming experience and financial resources will enter the Class II market. New tribal-state compacts may also lead to increased competition from such competitors. We believe the increased competition will intensify pressure on our pricing model, with the result that gaming providers will compete on the basis of price as well as the entertainment value and technological superiority of their products. While we will continue to compete by regularly introducing new and more entertaining games with technological enhancements that we believe will appeal to end users, we believe that the level of net revenue retained by our customers from their installed base of player terminals will become a more significant competitive factor, one that may require us to change the terms of our participation arrangements with customers. Consequently, we believe that a simple business model based upon the average hold per player terminal per day will become less relevant in predicting our performance, as our participation arrangements with customers become less standardized and more complex.

In May 1996, we introduced our Class II MegaMania game, the first in a series of high-speed, interactive bingo games based on our Legacy gaming system, that are played on player terminals linked with one another via nationwide, broadband telecommunications network. In January 2001, we introduced our MegaNanza game, a New-Generation “bonanza-style” bingo game, in which the balls were drawn before the bingo cards were purchased. MegaNanza played faster than our Legacy games, and generated increased revenues for us and our customers. In June 2002, we introduced Reel Time Bingo, a New-Generation-based, high-speed, “standard-sequence” bingo game, in which the cards are purchased before the balls are drawn. During October 2003, both in response to a settlement agreement with the NIGC regarding the continued play of MegaNanza, and to take advantage of improved technologies, we completed the conversion of our MegaNanza games to versions of Reel Time Bingo. The conversion was accomplished relatively smoothly, as MegaNanza and Reel Time Bingo both operate on our New Generation gaming system, which, among other benefits, allows game conversion to be achieved by loading new software, either from our network operations center or at the customer’s gaming facility.

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

We also receive back-office fees based on a share of the hold per day from both leased and sold VLTs in Washington State. Back-office fees cover the service and maintenance costs for back-office servers installed in each hall to run our Class III games, as well as the cost of related software updates. These back-office fees are reported in our results of operations as part of “Gaming revenue – All other.” For those VLTs sold to our customers, the back-office fees are based on a considerably smaller percentage of the hold per day than the revenue share we receive from terminals being rented under participation agreements. Accordingly, we derive our Class III revenues to a greater extent from VLT sales than from participation-based back-office fees.

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

In December 2003, we installed the first POSTs for our new Tribal Instant Lottery Game, or TILG, in California. The new one-touch game is based on a simulated scratch-off lottery ticket, and employs our central determinant system technology. Similar to our arrangements with our tribal customers in the Class II market, the aggregate hold for the TILG is reported by us as part of “Gaming revenue – All other,” and represents the total amount end users wager, less the total amount paid to end users for prizes. The amounts retained by the facilities for their share of the hold are included in our results of operations as part of “Allotments to facility operators,” and are deducted from our total revenues to arrive at our net revenues.

Charity and Commercial Bingo Market

In December 2003, we installed our first electronic bingo player terminals for the charity market in Alabama. In November 2003, voters in Macon County approved a constitutional amendment authorizing the operation of bingo games by non-profit organizations for charitable, educational and other lawful purposes. The new electronic bingo player terminals run on our Gen4 back-office system. The aggregate hold from charity bingo is reported by us as part of “Gaming revenue – All other,” and represents the total amount end users wager, less the total amount paid to end users for bingo prizes. The amounts retained by the facilities for their share of the hold are included in our results of operations as part of “Allotments to facility operators,” and are deducted from our total revenues to arrive at our net revenues.

State Video Lottery Market

We designed and developed a central determinant system for the emerging state video lottery market. Our central system encompasses all software, hardware and networks required to provide outcomes and accounting for video lottery gaming conducted at multiple locations. Beginning in January 2004, we began the first operation of our central determinant system for the video lottery terminal network that the New York Lottery operates at licensed New York State “racino” racetracks. Our central system is able to interface and manage VLTs provided by Bally Gaming Inc., International Game Technology, Sierra Design Group, and Spielo Gaming International. As payment for providing and maintaining the central determinant system, we receive a small portion of the network-wide hold per day. Our portion of the revenue is reported by us as part of “Gaming revenue – All other.” We believe that we will be able to achieve future growth in the state video lottery market by leveraging our experience in the states of Washington and New York, our leadership in technologically advanced game and system design, and our ability to rapidly adapt game and system technology to satisfy emerging regulatory requirements.

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

In return for the amounts advanced by us, a percentage of the gaming facility’s floor space is guaranteed for our player terminals, and we receive a fixed percentage of the hold per day from those units over the term of the agreement. Certain of the agreements contain performance standards for our player terminals that could allow the facility to reduce a portion of our dedicated floor space. To date, we have signed agreements for eleven such agreements, for an aggregate commitment to advance approximately $67.8 million.

We are in various stages of discussion with new and existing tribal customers to provide funding for similar opportunities under additional joint development agreements. For further discussion regarding our development agreements, see “Part 1 – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Risk Factors.”

License Agreements

We have license agreements with WMS® Gaming, Inc., or WMS, and Bally Gaming Inc., or Bally, to use certain trademarks, logos and graphics in our Class III games. We, in turn, resell these licenses to our customers in connection with the installation of our Class III VLTs that use these licenses. Revenues from the sale of these licenses by us are reported in our results of operations under “Player terminal and license sale and lease revenue.” We also have a similar license agreement for the Class II market with Bally, WMS, and Mikohn Gaming Corporation. Because we generally install our Class II player terminals and games with our customers on a participation arrangement basis, thereby retaining ownership of the player terminals, we do not resell licenses for use in the Class II market.

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

Research and development expenses increased by 24.8% to $3.1 million for the three months ended March 31, 2004, from $2.5 million for the comparable period in the prior fiscal year. For the six months ended March 31, 2004, research and development expenses increased by 14.8% to $5.8 million, from $5.0 million for the same period of 2003. This increase primarily resulted from an increased headcount in our development group as we have focused our internal efforts on developing new gaming systems and game themes. We expect our research and development expenses to grow over the upcoming periods as we continue to focus on product development and add development staff.

Patents, Trademarks and Tradenames

We have patents issued and patents pending in the U.S. We also have patents pending overseas corresponding to some of our U.S. patents and pending U.S. patent applications. Our trademarks and tradenames include: Players Passport®, Reel Time Bingo™, MegaNanza®, MegaBingo®, and MegaMania®. All references herein to those trademarks and tradenames are deemed to include the applicable tradename or trademark designation. See “Certain Risk Factors – We may not be successful in protecting our intellectual property rights, or avoiding claims that we are infringing upon the intellectual property rights of others.”

Recent Developments

DOJ Action. On November 21, 2003, the DOJ filed a Petition for a Writ of Certiorari in the Supreme Court seeking review of two U.S. circuit court cases that examined whether the Johnson Act prohibits Native American tribes from offering certain types of electronic gaming devices. Specifically, the DOJ sought review of United States of America v. Santee Sioux Tribe of Nebraska, a federally recognized Indian Tribe, on Petition for a Writ of Certiorari to the United States Court of Appeals for the Eighth Circuit, and John D. Ashcroft, Attorney General, et al., v Seneca-Cayuga Tribe of Oklahoma, et al. on Petition for a Writ of Certiorari to the United States Court of Appeals for the Tenth Circuit. In the petitions, the DOJ asserted that the Johnson Act prohibits Native American tribes from operating certain electronic gambling devices without a compact with the appropriate state.

On February 27, 2004, the Supreme Court declined to grant the DOJ’s Petitions for Writs of Certiorari. Although our machines were not the subject of the lawsuits, the DOJ’s arguments and reasoning appeared to encompass the machines we offer for the Class II market. Since the Supreme Court has declined to accept these cases for review, the lower courts decisions affirming the right of the tribes to offer games such as those we manufacture and sell as legal “electronic aids” to bingo for the Class II market will continue to stand. We believe that for the immediate future, significant legal uncertainty has been eliminated concerning our ability to continue to offer Class II games played with the assistance of technological aids in our principal market. However, the elimination of this legal uncertainty could also result in increased competition from vendors currently in the Class III market who we believe have avoided entry into the Class II market due to the legal uncertainties described above.

Oklahoma Tribal-State Compact. In February 2004, legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities in the state was approved in Oklahoma. The Bill was scheduled to become effective 90 days after the end of the current legislative session, which is set to expire at the end of May 2004. However, in May 2004, the Bill was repealed by the Oklahoma Legislature and substitute legislation was passed that requires a statewide referendum in November 2004. Certain groups opposed to the legislation have vowed to both fight the new bills and to attempt to delay the enactment of the new legislation. As a result, we are unable to determine when or if any new legislation authorizing certain forms of gaming at Oklahoma racetracks and additional types of games at tribal gaming facilities will become effective.

The majority of our revenue is generated from the placement of Class II gaming systems with tribal customers who are currently not parties to any state compact that would permit them to offer Class III games. Although the proposed Oklahoma compact specifically excludes “slot machines,” the new legislation will permit tribes in Oklahoma who enter into a compact with the state to offer games other than the Class II games we have historically offered in that state including video poker and certain table games. Although we believe the new legislation will enable us to offer a broader range of games to our tribal customers in Oklahoma, we also expect the new legislation will bring intensified competition into the Oklahoma market, including new competition from credible gaming industry participants that to date have only had a limited presence in that market. In addition, we may experience an extended period of uncertainty relative to enforcement of existing restrictions on non-Class II devices, which could force us to continue to compete against games that regulators do not feel are Class II. As a result of this increased competition in Oklahoma, we may experience pressure on our pricing model. New opportunities in the Oklahoma market resulting from the recent legislation may not develop as we anticipate, or may take longer to develop than we expected.

NIGC. On April 23, 2004 we reported that the acting General Counsel of the NIGC had issued a letter to us and one of our tribal customers opining that our development agreement regarding the WinStar Casino in Thackerville, Oklahoma constitutes a “management contract.” The authority of the NIGC to review and approve gaming related contracts is limited to management contracts and related collateral agreements. According to the acting General Counsel, the performance of any planning, organizing, directing, coordinating or controlling with respect to any part of a gaming operation constitutes management for purposes of determining whether an agreement for any of these activities is a management contract. We have expressed our disagreement with the acting General Counsel’s interpretation, and our belief that her view of management is broader than was intended by Congress. We also believe the acting General Counsel’s opinion may be based in part on collateral agreements that we provided to the NIGC in error and are not presently in effect. We are currently engaged in discussions with the NIGC related to this matter. If the development agreement is finally determined to be a management contract, there could be material adverse consequences to us. In that event, we may be required to modify the terms of such agreements. Such modification may adversely affect the terms on which we conduct business and significantly impact our financial condition and results of operations from this agreement and from other development agreements that may be similarly interpreted by the NIGC.

Lytton Rancheria Loan. In October 2003, we provided a bridge loan to the Lytton Rancheria of California, or Lytton Rancheria, a federally recognized Native American tribe, which the tribe used to facilitate the transfer of land in San Pablo, California to the United States in trust for Lytton Rancheria. In December 2003, based upon certain triggering events in the loan agreement, the bridge loan converted to a term loan. As a result of the conversion, Lytton Rancheria began to make interest-only payments at Prime plus 2% in January 2004. The loan was paid in full in March 2004.

RESULTS OF OPERATIONS

The following tables outline our end-of-period and average installed base of gaming terminals for the three and six months ended March 31, 2004 and 2003:

	Period Ended March 31,
	2004	2003
End-of-period installed Gaming terminal base:
Class II player terminals
Reel Time Bingo	8,862	5,478
MegaNanza	—	1,294

New Generation system	8,862	6,772
Legacy system	1,171	1,856
Other player terminals and POSTs	1,573	—
Class III video lottery terminals	3,074	2,117

	Three Months Ended March 31,		Six Months Ended March 31,
	2004	2003	2004	2003
Average installed gaming terminal base:
Class II player terminals
Reel Time Bingo	8,712	3,039	8,732	2,348
MegaNanza	—	3,221	41	3,683

New Generation system	8,712	6,260	8,773	6,031
Legacy system	1,220	2,079	1,321	2,167
Other player terminals and POSTs	1,058	—	569	—
Class III video lottery terminals	3,027	2,113	2,974	2,111

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Total revenues for the three months ended March 31, 2004 were $126.4 million, compared to $89.7 million for the same period in fiscal 2003, a 41% increase. This was primarily due to an increase in Class II gaming revenues, our entry into the charitable bingo market and the introduction of our Tribal Instant Lottery Game, or TILG, as described below.

Gaming Revenue – Class II

•	Class II gaming revenues increased by $19.4 million, or 23%, from $85.9 million in the three months ended March 31, 2003 to $105.3 million in the three months ended March 31, 2004, due primarily to an increase in the number of installed New Generation games.

•	New Generation system revenues, which include Reel Time Bingo and MegaNanza games, were $97.1 million for the quarter ended March 31, 2004, compared to $75.4 million in the quarter ended March 31, 2003, a 29% increase, based primarily on an increase in the average number of player terminals in daily operation during each of the respective periods from 6,260 to 8,712.

•	An average of 1,220 Legacy player terminals were in daily operation, a 41% decrease from 2,079 in the same period of fiscal 2003, as tribal gaming facilities continued to replace Legacy player terminals with higher-performing units.

•	There were no television bingo game show revenues during the second quarter of fiscal 2004, compared to $128,000 in the same period of fiscal 2003. The decrease in MegaBingo revenues was the result of discontinuing game play and holding the final MegaBingo championship game in April 2003.

Gaming Revenue – All Other

•	Class III rental and back office fees increased 39% to $1.5 million in the three months ended March 31, 2004, from $1.0 million during the same period of 2003.

•	Other recurring gaming revenue generated from the charity bingo market, TILG and the central determinant system for the New York Lottery increased to $16.2 million for the quarter ended March 31, 2004, compared to no revenues in same quarter of 2003. The increase relates to our expansion into the charity bingo market and the launches of TILG and the New York lottery system late in the first quarter of fiscal 2004.

Player Terminal and License Sale and Lease Revenue

•	Player terminal and license sale and lease revenue increased to $3.0 million, from $2.5 million in the same period of 2003. During the quarter ended March 31 2003, miscellaneous equipment sales totaled $2.1 million. In the same quarter of the current fiscal year, 218 video lottery terminals were sold, resulting in player terminal sales and miscellaneous equipment sales revenue of $2.2 million. The introduction of progressive game themes in late September 2003, and the sales of video lottery terminals in the current quarter increased license sales and revenue from $392,000 in fiscal 2003, to $776,000 in fiscal 2004.

Other revenue, which consisted primarily of service and maintenance fees, increased 36% to $421,000 for the three months ended March 31, 2004, from $310,000 in the same period of 2003.

Allotments to facility operators increased 43% to $86.8 million for the three months ended March 31, 2004, from $60.6 million in the same period of 2003. Virtually all of this increase was attributable to the increase in commissions related to gaming revenues and is commensurate with the overall increase in gaming revenue.

Bingo prizes and related costs decreased to zero for the three months ended March 31, 2004, from $383,000 in the same period of 2003. The decrease was caused by the MegaBingo game being discontinued during fiscal 2003.

Cost of player terminal and licenses sold increased to $2.2 million for the three months ended March 31, 2004, from $836,000 in the same period of 2003. The increase relates to additional sales of equipment and licenses during the second quarter of 2004, compared to the same period in 2003. The decrease in margin in the current quarter compared to the same quarter of fiscal 2003 was primarily due to the sale of $1.6 million of fully depreciated Class III VLTs which, therefore, had no related cost of sales.

Selling, general and administrative expenses increased 55% to $15.5 million for the three months ended March 31, 2004, from $10.0 million in the same period of 2003 which was primarily the result of the increase in our personnel and increased business activity. Salaries, wages and employee benefits increased approximately $2.4 million, due to additional personnel hired to address our gaming network and development needs and the pursuit of new business. At March 31, 2004, we employed 379 full-time and part-time employees, compared to 305 at March 31, 2003. Travel costs increased approximately $460,000, due to the greater number of employees, the pursuit of new business, and the temporary assignment of employees to New York. Advertising and promotions costs increased $549,000 as the result of our entrance into new markets. Legal, professional and lobbying fees increased approximately $609,000, primarily as a result of increased legal and professional services related to our research of new products and entry into new markets.

Amortization and depreciation expense increased 61% to $8.3 million for the three months ended March 31, 2004, from $5.1 million for the same period of 2003, primarily as a result of a 32% increase in the average installed base of terminals under participation arrangements.

Interest income increased to $365,000 for the three months ended March 31, 2004, from $82,000 in the same period of 2003. The increase was primarily related to interest accrued on the advances made under the Lytton Rancheria loan.

Interest expense amounted to $415,000 for the second fiscal quarter of 2004 and $41,000 for the same quarter of fiscal 2003, due to an increase in long-term debt and capital leases in fiscal 2004. As we continue to fund our capital commitments pursuant to our development agreements and otherwise, we will likely be required to borrow more money under our credit facility. As a result, our interest expense will likely continue to increase in the future.

Income tax expense increased to $5.1 million for the three months ended March 31, 2004, from $4.9 million in the same period of 2003. These figures represent effective tax rates of 37.6% and 38.0% for the three months ended March 31, 2004 and 2003. The decrease in the effective rate was primarily the result of a lower overall estimated state tax rate used for fiscal 2004 compared to fiscal 2003.

Six Months Ended March 31, 2004 Compared to Six Months Ended March 31, 2003

Total revenues for the six months ended March 31, 2004 were $232.2 million, compared to $173.6 million for the same period in fiscal 2003, a 34% increase. This was primarily due to an increase in Class II gaming revenues and our entry into the charitable bingo market and the introduction of TILG, as described below.

Gaming Revenue – Class II

•	Class II gaming revenues increased by $37.5 million, or 22%, from $167.7 million in the six months ended March 31, 2003 to $205.2 million in the six months ended March 31, 2004, due primarily to an increase in the number of installed New Generation games.

•	New Generation system revenues were $188.4 million for the six months ended March 31, 2004, compared to $145.8 million in the same period of fiscal 2003, a 29% increase based primarily on an increase in the average number of player terminals in daily operation during each of the respective periods from 6,031 to 8,773.

•	An average of 1,321 Legacy player terminals were in daily operation, a 39% decrease from 2,167 in the same period of fiscal 2003, as tribal gaming facilities continued to replace Legacy player terminals with higher-performing units.

•	There were no television bingo game show revenues during the six months ended March 31, 2004, compared to $392,000 in the same period of fiscal 2003. The decrease in MegaBingo revenues was the result of discontinuing game play and holding the final MegaBingo championship game in April 2003.

Gaming Revenue – All Other

•	Class III rental and back office fees increased 28% to $2.6 million in the six months ended March 31, 2004, from $2.1 million during the same period of 2003.

•	Other recurring gaming revenue generated from the charity bingo market, TILG and the central determinant system for the New York Lottery increased $17.2 million for the six months ended March 31, 2004, compared to no revenues in same period of 2003. The increase relates to our expansion into the charity bingo market and the launches of TILG and the New York lottery system late in the first quarter of fiscal 2004.

Player Terminal and License Sale and Lease Revenue

•	Player terminal and license sale and lease revenue increased to $6.4 million, from $3.1 million in the same period of 2003. During the six months ended March 31, 2003, miscellaneous equipment sales totaled $2.2 million. In the same period of the current fiscal year, 457 video lottery terminals were sold, resulting in player terminal sales and miscellaneous equipment sales revenue of $5.0 million. The introduction of progressive game themes in late September 2003, and the sales of video lottery terminals in the current quarter increased license sales and revenue from $933,000 in fiscal 2003, to $1.4 million in fiscal 2004.

Other revenue, which consisted primarily of service and maintenance fees, increased 16% to $843,000 for the six months ended March 31, 2004, from $726,000 in the same period of 2003.

Allotments to facility operators increased 34% to $158.2 million for the six months ended March 31, 2004, from $117.6 million in the same period of 2003. Virtually all of this increase was attributable to the increase in commissions related to gaming revenues and is commensurate with the overall increase in gaming revenue.

Bingo prizes and related costs decreased to zero for the six months ended March 31, 2004, from $1.1 million in the same period of 2003. The decrease was caused by the MegaBingo game being discontinued during fiscal 2003.

Cost of player terminal and licenses sold increased to $4.1 million for the six months ended March 31, 2004, from $1.4 million in the same period of 2003. The increase relates to additional sales of equipment and licenses during the six months ended 2004, compared to the same period in 2003. The decrease in margin in the current quarter compared to the same quarter of fiscal 2003 was primarily due to the sale of $1.6 million of fully depreciated Class III VLTs which, therefore, had no related cost of sales.

Selling, general and administrative expenses increased 51% to $28.8 million for the six months ended March 31, 2004, from $19.1 million in the same period of 2003, which was primarily the result of the increase in our personnel and increased business activity. Salaries, wages and employee benefits increased approximately $6.7 million, due to additional personnel hired to address our gaming network and development needs and the pursuit of new business. At

March 31, 2004, we employed 379 full-time and part-time employees, compared to 305 at March 31, 2003. Travel costs increased approximately $784,000, due to the greater number of employees, the pursuit of new business, and the temporary assignment of employees to New York. Advertising and promotions costs increased $821,000 as the result of our entrance into new markets. Legal, professional and lobbying fees increased approximately $956,000, primarily as a result of increased legal and professional services related to our research of new products and entry into new markets.

Amortization and depreciation expense increased 66% to $15.9 million for the six months ended March 31, 2004, from $9.6 million for the same period of 2003, primarily as a result of a 30% increase in the average installed base of terminals under participation arrangements.

Interest income increased to $728,000 for the six months ended March 31, 2004, from $192,000 in the same period of 2003. The increase was primarily related to interest accrued on the advances made under the Lytton Rancheria loan.

Interest expense amounted to $638,000 for the six months ended March 31, 2004 and $58,000 for the same period of fiscal 2003, due to an increase in long-term debt and capital leases in fiscal 2004. As we continue to fund our capital commitments pursuant to our development agreements and otherwise, we will likely be required to borrow more money under our credit facility. As a result, our interest expense will likely continue to increase in the future.

Income tax for the six months ended March 31, 2004 and 2003 was $9.6 million. These figures represent effective tax rates of 37.7% and 38.3% for the six months ended March 31, 2004 and 2003. The decrease in the effective rate was primarily the result of a lower overall estimated state tax rate used for fiscal 2004 compared to fiscal 2003.

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

Revenue Recognition. We derive our gaming revenues primarily from participation arrangements with our customers. Under participation arrangements, we retain ownership of the gaming systems installed at our customer gaming facilities, and receive revenue based on a percentage of the hold per day generated by each gaming system. We report the network-wide hold of all of these gaming systems as gaming revenue. Participation revenue generated from our Class II customers is reported in our results of operations as “Gaming revenue – Class II” while revenue from charity customers and our TILG product are included in “Gaming revenue – All other.” The hold represents the total amount end users wager, less the total amount paid to end users for prizes. Amounts retained by tribal and charity gaming facilities for their share of the hold are reported in our results of operations as a part of “Allotments to facility operators,” and are deducted from our total revenues to arrive at our net revenues.

The Company generates gaming revenues from the state video lottery market by providing the central determinant system for the video lottery terminal network. In return for providing the system, the Company receives a small portion of the network-wide hold which is reported in our financial results of operations as a part of “Gaming revenue – All other.”

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

In the Class III market, we also receive back-office fees based on a share of the hold per day from both leased and sold Class III VLTs. Back-office fees cover the service and maintenance costs for the back-office servers we install in each facility to run our Class III games, as well as the related cost of software updates. These back-office fees are reported in our results of operations as “Gaming revenue – All other.” For those VLTs sold to our customers, the back-office fees are based on a considerably smaller percentage of the hold per day than the revenue share we receive from terminals being rented under participation arrangements. Accordingly, we derive our Class III revenues to a greater extent from VLT sales than from participation-based back-office fees.

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

We review our property and equipment for impairment whenever events or changes in circumstances indicate we may not recover the carrying amount of an asset. We measure recoverability of assets to be held and used by comparing the carrying amount of an asset to future cash flows expected to be generated by the asset. If we determine an asset to be impaired, we measure the impairment as the amount by which the carrying amount of the assets exceeds their fair value, considering the discounted future net cash flows. We report assets to be disposed of at the lower of the carrying amount or the fair value, less costs of disposal.

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

Stock-Based Compensation. We apply Accounting Principles Board Opinion, or APB, No. 25 in accounting for our stock option plans, rather than the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under APB No. 25, no compensation expense is recognized for grants of options to common-law employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on our grants to employees in the three and six months ended March 31, 2004 and 2003, no compensation expense has been recognized.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2004, we had unrestricted cash and cash equivalents of $36.6 million, compared to $26.3 million at September 30, 2003. Our working capital at March 31, 2004 was $26.2 million, compared to $18.5 million at September 30, 2003.

As of March 31, 2004, our total contractual cash obligations were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt(1)	$5,786	$7,748	$1,146	$—	$14,680
Capital leases(2)	4,103	6,216	—	—	10,319
Operating leases(3)	1,311	2,500	2,555	514	6,880
Purchase commitments(4)	1,967	—	—	—	1,967
Payments due under employment agreement(5)	250	500	500	2,458	3,708
Gaming facility joint development agreements(6)	49,812	—	—	—	49,812

Total	$63,229	$16,964	$4,201	$2,972	$87,366

(1)	Consists of various three to five year loans for the purchase of automobiles and property and equipment at an overall average annual interest rate of 8.31%, a five-year loan related to financing our corporate aircraft at an annual interest rate of LIBOR plus 2.75%, and amounts borrowed under our credit facility at annual interest rate of Prime plus 1.25% with a floor of 5.5%.
(2)	Consists of various three-year capital leases for property and equipment at an overall average annual interest rate of 7.82%.
(3)	Consists of operating leases for our facilities and office equipment that expire at various times through 2009.
(4)	Consists of commitments to purchase third-party licenses and player terminals.
(5)	Represents the expected future payments due, based on life expectancy tables, to Gordon Graves for his non-compete agreement entered into under his Employment Agreement.
(6)	Represents commitments for payments toward development and construction and/or expansion of tribal gaming facilities. For purposes of this table, cash obligations under development agreements are considered payable over the next twelve months, although the actual timing of the payments may extend beyond twelve months, depending on the number and schedule of development projects ongoing at any given time.

During the six months ended March 31, 2004, we generated $7.4 million in cash from our operations, compared to $16.4 million during the same period of 2003. This $9.0 million decrease in cash generated from operations over the prior period was primarily the result of the payment timing related to purchases of inventory and state and federal income taxes, as well as the timing of accounts receivable collections offset by an increase in depreciation and amortization.

Cash used in investing activities increased to $15.2 million in the six months ended March 31, 2004, from $9.3 million in the same period of 2003. The increase resulted from a $754,000 increase in cash capital expenditures, to $9.8 million for the six months ended March 31, 2004, from $9.1 million in the same period of fiscal 2003. This amount combined with net amounts advanced under development agreements of $5.9 million in the first and second quarter of fiscal 2004, compared to no advances in the first and second quarter of fiscal 2003 accounted for the overall increase. During the six months ended March 31, 2004, additions to property and equipment consisted of:

	Cash Capital Expenses	Financed Capital Expenses	Non Cash Transfer of Inventory	Total Additions to PPE
Player terminal and gaming equipment	$4,088	$3,326	$11,635	$19,049
Equipment and third-party software for NY Lottery	1,713	2,057	—	3,770
Tribal gaming facilities and portable buildings	1,776	—	—	1,776
Internally developed software	1,221	—	—	1,221
Other	1,015	—	—	1,015

Total	$9,813	$5,383	$11,635	$26,831

Cash provided by financing activities for the six months ended March 31, 2004 was $18.2 million, compared to $2.8 million in the same period of 2003. For the six months ended March 31, 2004, we collected $13.6 million from the exercise of warrants and options and the related tax benefit, compared to $1.2 million in the same period of fiscal 2003. Cash flow provided by financing activities for the six months ended March 31, 2004 also included proceeds from long-term debt of $7.7 million, drawn on the term loans under our credit facility described below.

Our projected capital expenditures for the next year will consist of player terminals and POSTs and related gaming equipment placed with customers under participation arrangements, and will include substantial capital outlays in connection with the joint development of new and expanded tribal gaming facilities, for the build-out of the central system at certain racetracks for the New York Lottery project described in further detail below, and may include substantial capital expenditures in connection with potential acquisitions. In our strategy to partner with current and prospective customers to jointly develop tribal gaming facilities that will house our player terminals, and in pursuing any potential acquisitions, we may make expenditures that could significantly affect our cash flow and liquidity, and use a significant portion of both our cash flow from operations and any proceeds we receive from debt or equity financing we might undertake. Our total capital expenditures will depend upon the number of player terminals that we are able to place in service during the year, and the number and size of tribal gaming facilities we choose to develop. Additional capital expenditures will be required for player terminals if we are successful in introducing our games into new markets such as the charity bingo market. In addition to manufacturing our own, we also purchase player terminals from Bally and WMS, and licenses from Bally, WMS and Mikohn.

In May 2002, the New York Lottery notified us that it had selected us as the winning vendor to provide the central system for video lottery games to be operated at certain New York State racetracks. In December 2002, we executed a definitive agreement to provide the central system, and submitted it to the New York Lottery. In April 2003, a final approved and signed contract was obtained from the New York State Comptroller and Attorney General. During January 2003, we secured $12.0 million in vendor-based financing to lease equipment for the New York Lottery project and the build-out of the central system. As of March 31, 2004, we had acquired $11.8 million of the anticipated $18.5 million in equipment and third-party software required to develop, produce and implement the central system.

To date, we have entered into eleven development agreements (further described under “PART I – Item 1. Financial Statements – Summary of Significant Accounting Policies”) with our customers to provide up to $67.8 million towards the construction of tribal gaming facilities. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the hold to be used for repayment of some or all of the advances. As of March 31, 2004, we had advanced a total of $18.0 million under such agreements, and expect to advance the remaining $49.8 million over the next twelve to eighteen months.

Our debt structure consists of a credit facility which provides us with a $20.0 million term loan facility, or Term Loan, and a $5.0 million revolving credit line, or the Revolver. The Term Loan can be drawn under three tranches based upon our unfinanced capital expenditures, beginning in June 2003 and closing six months apart. The Term Loan matures in June 2006, bears interest at a rate of Prime plus 1.25%, which was 5.5% as of March 31, 2004, and has a floor of 5.5%. At March 31, 2004, we had drawn $10.1 million under the first two tranches of the Term Loan. The Revolver provides us with up to $5.0 million for working capital needs, which is limited by a borrowing base comprised of certain of our accounts receivable and inventory, and bears interest at a rate of Prime plus 1.25%, and has a commitment fee based on the daily average of the unborrowed commitment. The Revolver matures in June 2005. As of March 31, 2004, the borrowing base provided for $5.0 million in availability; however, there were no outstanding borrowings under the Revolver. In addition, $1.0 million of the $5.0 million available under the Revolver has been reserved for a letter of credit in connection with our New York Lottery operations.

The credit facility contains customary financial and operational covenants, and is collateralized by substantially all our assets. We were in compliance with these covenants as of March 31, 2004.

We believe that our existing cash and cash equivalents, cash provided from our operations and amounts available under our credit facility can sustain our current operations, which could include a portion of the financing required from us in connection with our joint development agreements, dependent upon the number and schedule of development projects ongoing at any given time. However, our performance and financial results are, to a certain extent, subject to general conditions in or affecting the Native American gaming industry, and to general economic, political, financial, competitive and regulatory factors beyond our control. If our business does not continue to generate cash flow at current levels, or if the level of funding required in connection with our joint development agreements is greater or proceeds at a pace faster than anticipated, we may need to raise additional financing. We may also need additional financing as a result of entering into new joint development agreements. In order to meet these potential additional capital requirements, we recently negotiated an increase in the available credit under our existing credit facility. However, this additional credit from our current lender may not be sufficient. Other sources of such additional financing might include additional bank debt or the public or private sale of equity or debt securities. However, sufficient funds may not be available on terms acceptable to us or at all, from these sources or any others to enable us to make necessary capital expenditures and to make discretionary investments in the future.

Stock Repurchase Authorizations

Our board of directors authorized us to repurchase 900,000 shares of our common stock, effective April 2000, and an additional 3,000,000 shares of our common stock, effective September 2001. The timing and total number of shares repurchased will depend upon prevailing market conditions and other investment opportunities. During fiscal 2002 and 2001, we repurchased 1,212 and 1,663,730 shares of our common stock at an average cost of $14.17 and $3.16, respectively. No shares were repurchased on the open market during fiscal 2003. During fiscal 2003, we settled a stockholder’s notes receivable in exchange for 61,716 shares of our common stock, at their fair market value of $10.44 per share at the time of the exchange. During the six months ended March 31, 2004, we received 22,546 shares of our common stock at a fair market value of $20.95 per share in consideration for stock options exercised by an employee, and we settled a stockholder’s notes receivable in exchange for 65,196 shares of our common stock at a fair market value of $24.52 per share.

At March 31, 2004, we had approximately 5.8 million options outstanding, with exercise prices ranging from $0.67 to $19.93 per share. At March 31, 2004, approximately 3.0 million of the outstanding options were exercisable.

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

FUTURE EXPECTATIONS AND FORWARD-LOOKING STATEMENTS

This Quarterly Report and the information incorporated herein by reference contains various “forward-looking statements” within the meaning of federal and state securities laws, including those identified or predicated by the words “believes,” “anticipates,” “expects,” “plans,” or similar expressions with forward – looking connotation. Such statements are subject to a number of risks and uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the uncertainties inherent to the outcome of any litigation of the type described in this Quarterly Report under “PART II – Item 1. Legal Proceedings,” trends and other expectations described in “PART I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” risk factors disclosed in our earnings and other press releases issued to the public from time to time as well as those other factors as described under Certain Risk Factors set forth below. Given these uncertainties, readers of this Quarterly Report are cautioned not to place undue reliance upon such statements.

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

Historically, we have derived most of our revenue from Class II gaming activities conducted on Native American lands. These activities are subject to federal regulation under the Johnson Act, IGRA, and under the rules and regulations adopted by both the NIGC and the gaming commissions each Native American tribe establishes to regulate gaming. These gaming activities are also subject to regulation by state and local authorities, to the extent such gaming activities constitute, or are perceived to constitute, Class III gaming. Class III gaming is illegal in most states, and may only be conducted by a tribe pursuant to a compact between a tribe and the state in which the tribe is located. The Class III video lottery systems we offer, such as the VLTs operating in Washington State, are subject to regulation by authorities in that state and to the terms of the compacts between the tribes offering such games and Washington State. In addition, gaming activities under the new tribal-state compact in Oklahoma, when effective, will be subject to the terms of compacts between such tribes and the state of Oklahoma.

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

If we are unable, for technological, marketing or other reasons, to develop and introduce new games or enhancements of existing products in a timely manner in response to changing regulatory, legal or market conditions or customer requirements, or if new products or new versions of existing products do not achieve market acceptance, or if uneven enforcement policies cause us to continue facing competition from non-compliant games offered by some competitors, our business could be materially and adversely affected.

We are dependent upon a few customers who are based in Oklahoma.

For the six months ended March 31, 2004, two tribes in Oklahoma accounted for approximately 34% and 12% of our net gaming revenues. Approximately 70% of our net revenues for the six months ended March 31, 2004 were from Native American tribes located in Oklahoma. The significant concentration of our customers in Oklahoma means that local economic changes may adversely affect our customers, and therefore our business, disproportionately to changes in national economic conditions, including more sudden adverse economic declines or slower economic recovery from prior declines. The loss of any of our Oklahoma tribes as customers would have a material and adverse effect upon our financial condition and results of operations. In addition, the pending legislation allowing tribal-state compacts in Oklahoma could result in increased competition from other vendors, who we believe have avoided entry into the Class II market due to its uncertain and ambiguous legal environment. The new legislation allows for other types of gaming, both at tribal gaming facilities and at Oklahoma’s racetracks. The loss of significant market share to these new gaming opportunities or our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.

If states enter into compacts with our existing Native American customers to allow Class III gaming, our results of operations could be materially harmed.

The majority of our revenue is generated from the placement of Class II gaming systems with tribal customers who are not parties to any state compact that would permit them to offer Class III games. If any of our Class II tribal customers were to enter compacts with the states in which they operate, allowing the tribes to offer Class III games, we believe the number of game machine placements by us in those customers’ facilities would decline significantly, and our operating results would be materially adversely affected.

In February 2004, the legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities in the state was approved in Oklahoma. The Bill was scheduled to become effective 90 days after the end of the current legislative session, which is set to expire at the end of May 2004. However, in May 2004, the Bill was repealed by the Oklahoma Legislature and substitute legislation was passed by both the Oklahoma Senate and House that requires a statewide referendum in November 2004. Certain groups opposed to the legislation have vowed to both fight the new bill and attempt to delay enactment of the new legislation. As a result, we are unable to determine when or if any new legislation authorizing certain forms of gaming at Oklahoma racetracks and additional types of games at tribal gaming facilities will become effective.

The majority of our revenue is generated from the placement of Class II gaming systems with tribal customers who are not currently parties to any state compact that would permit them to offer Class III games. Although the proposed Oklahoma compact specifically excludes “slot machines,” the new legislation will permit tribes in Oklahoma who enter into a compact with the state to offer games other than the Class II games we have historically offered in that state, including video poker and certain table games. Although we believe the new legislation will enable us to offer a broader range of games to our tribal customers in Oklahoma, we also expect the new legislation will bring intensified competition into the Oklahoma market, including new competition from credible gaming industry participants that to date have only had a limited presence in that market. In addition, we may experience an extended period of uncertainty relative to enforcement of existing restrictions on non-Class II devices, which could force us to continue to compete against games that regulators do not feel are Class II. As a result of this increased competition in Oklahoma, we may experience pressure on our pricing model. New opportunities in the Oklahoma market resulting from the recent legislation may not develop as we anticipate, or may take longer to develop than we expected.

We believe the establishment of a state compact depends on a number of political, social, and economic factors which are inherently difficult to ascertain. Accordingly, although we attempt to monitor closely state legislative developments that could affect our business, we may not be able to timely predict when or if a compact could be entered into by one or more of our tribal customers. Moreover, our business requires that we provide support for the economic interests of our tribal customers, and we may therefore be restricted from taking political action or positions in opposition to the adoption of a compact.

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

To date, we have entered into eleven development agreements to jointly develop and provide financing to construct tribal gaming facilities, one of which was completed in July 2003. Under our development agreements, we secure a long-term revenue share percentage and a guaranteed percentage of the tribal gaming facilities’ available floor space in exchange for development and construction funding. Certain of the agreements contain performance standards for our player terminals that could allow the facility to reduce a portion of our guaranteed floor space. In connection with these advances, we could face liquidity pressure or a complete loss of our investment if a tribe does not timely pay any amounts owed to us from such funding. In addition, future NIGC decisions could affect our ability to place our games with these tribes (see “Enforcement of remedies or contracts against Native American tribes could be difficult – Certain Risk Factors.”) In addition, the NIGC has recently expressed its view that our development agreement related to the WinStar Casino in Thackerville, Oklahoma, is a “management contract” subject to NIGC regulation, which presents additional risks for our business. See “Changes in regulation or regulatory interpretations could require us to modify the terms of our contracts with customers – Certain Risk Factors.”

We may continue to seek to enter into strategic relationships and provide financing and development services for new or expanded gaming and related facilities for our customers. However, we may not realize the anticipated benefits of any strategic relationship or financing. In connection with one or more of these transactions, and to obtain the necessary development funds, we may issue additional equity securities which would dilute existing stockholders, extend secured and unsecured credit to potential or existing tribal customers which may not be repaid, incur debt on terms unfavorable to us or that we are unable to repay, and incur contingent liabilities.

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

As we expand into new markets, we would expect to encounter business, legal and regulatory uncertainties similar to those we face in our Native American gaming business. Successful growth in accordance with this strategy may require us to make certain changes to our gaming systems to ensure that they comply with applicable regulatory regimes, and may require us to obtain additional licenses. Importantly, in certain jurisdictions and for certain venues, our ability to enter these markets will depend on effecting changes to existing laws and regulatory regimes. The ability to effect these changes is subject to a great degree of uncertainty and may never be achieved. We may not be successful in entering into other segments of the gaming industry.

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

We compete with other vendors for customers, primarily on the basis of the amount of profit our gaming products generate for our customers in relation to other vendors’ gaming products. We believe that the most important factor influencing our customers’ product selection is the appeal of those products to end users. This appeal has a direct effect on the volume of play by end users, and drives the amount of revenues generated for and by our customers. Our ability to remain competitive depends primarily on our ability to continuously develop new game themes and systems that appeal to end users, and to introduce those game themes and systems in a timely manner (see “Our future performance will depend on our ability to develop and introduce new games and enhancements to existing games that are widely accepted and played – Certain Risk Factors.”) We may not be able to continue to develop and introduce appealing new game themes and systems that meet the emerging requirements in a timely manner, or at all. In addition, others may independently develop games similar to our games, and competitors may introduce non-compliant games that unfairly compete in certain markets due to uneven regulatory enforcement policies.

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

We have obtained all state licenses, lottery board licenses, Native American gaming commission licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our gaming activities. These include a license from Washington State to sell Class III video lottery systems, and licenses from the lottery boards of Texas, Louisiana, Mississippi, New York and the District of Columbia. The Louisiana Department of Revenue as well as the Mississippi Gaming Commission have also issued licenses to the Company and licenses from all applicable Native American gaming commissions. We may require new licenses, permits and approvals in the future, and such licenses, permits or approvals may not be granted to us. The suspension, revocation, non-renewal or limitation of any of our licenses would have a material adverse effect on our business, financial condition and results of operations.

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

We rely on software licensed from third parties, and technology provided by third-party vendors, the loss of which could increase our costs and delay deployment of our gaming systems and player terminals. We also rely on technology provided by third-party vendors which, if disrupted, could suspend play on some of our player terminals.

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

Except as described below, the NIGC has considered the provisions of the agreements under which we provide our Class II games, equipment and services to our Native American customers, and has determined that these agreements are “service agreements” and are not “management contracts.” Management contracts are subject to additional regulatory requirements and oversight, including pre-approval by the NIGC that could result in delays in providing our products and services to customers and divert customers to our competitors.

On April 23, 2004, we reported that the acting General Counsel of the NIGC had issued a letter to us and one of our tribal customers opining that our development agreement regarding the WinStar Casino in Thackerville, Oklahoma constitutes a “management contract.” The authority of the NIGC to review and approve gaming related contracts is limited to management contracts and related collateral agreements. According to the acting General Counsel, the performance of any planning, organizing, directing, coordinating or controlling with respect to any part of a gaming operation constitutes management for purposes of determining whether an agreement for any of these activities is a management contract. We have expressed our disagreement with the acting General Counsel’s interpretation, and our belief that her view of management is broader than was intended by Congress. We also believe the acting General

Counsel’s opinion may be based in part on collateral agreements that we provided to the NIGC in error and are not presently in effect. We are currently engaged in discussions with the NIGC related to this matter. If the development agreement is finally determined to be a management contract, there could be material adverse consequences to us. In that event, we may be required to modify the terms of such agreements. Such modification may adversely affect the terms on which we conduct business and significantly impact our financial condition and results of operations from this agreement and from other development agreements that may be similarly interpreted by the NIGC.

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

Governing and Native American Law. Federally recognized Native American tribes are independent governments, subordinate to the United States, with sovereign powers, except as those powers may have been limited by treaty or by the United States Congress. Native Americans’ power to enact their own laws to regulate gaming is an exercise of Native American sovereignty, as recognized by IGRA. Native American tribes maintain their own governmental systems and often their own judicial systems. Native American tribes have the right to tax persons and enterprises conducting business on Native American lands, and also have the right to require licenses and to impose other forms of regulation and regulatory fees on persons and businesses operating on their lands.

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

In June 2003, we entered into a credit facility to provide us with additional liquidity to meet our short-term financing needs, as further described under “PART I – Item 1. Financial Statements – Significant Accounting Policies – Credit Facility, Long-term Debt and Capital Leases.” Pursuant to the credit facility, we may borrow up to a total of $25 million under a $20 million term loan and a $5 million revolving line of credit. The entire credit facility bears an adjustable interest at a rate of Prime plus 1.25% with a floor of 5.5%.

In connection with the joint development agreements we enter into with many of our Native American tribal customers, we are required to advance funds to the tribes for the construction and development of tribal gaming facilities, some of which are required to be repaid. It is anticipated that some of these receivables will have fixed interest rates.

As a result of our adjustable interest rate notes payable and fixed interest rate notes receivable described above, we are subject to market risk with respect to interest rate fluctuations. Any material increase in prevailing interest rates could cause us to incur significantly higher interest expense, without a corresponding increase in interest income.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Summary of Stock Repurchases

(Unaudited)

	Total Number of Shares Purchased	Average Price Paid per Share
January 1, 2004 to January 31, 2004	—	—
February 1, 2004 to February 29, 2004	—	—
March 1, 2004 to March 31, 2004
From employees[1]	65,196	$24.52

Total	65,196	$24.52

1)	Repurchase from employee represents shares received for settlement of shareholder note receivable.

For a description of our authorized stock repurchase plans, see “PART 1 – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 2, 2004, we held our 2004 Annual Stockholder Meeting. For a description of the matters acted upon and votes received, see “Part II – Item 4. Submission of Matters to a Vote of Security Holders” in our Form 10-Q for the quarter ended December 31, 2003, which was filed with the SEC on February 17, 2004.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See Exhibit Index.

(b)	Reports on Form 8-K

During the quarter ended March 31, 2004, we filed the following reports on Form 8-K:

Date 8-K Filed	Item(s) Reported
January 22, 2004	Item 9

January 29, 2004	Items 7 and 9

January 30, 2004	Items 7 and 12

February 10, 2004	Items 7 and 9

March 1, 2004	Item 9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 17, 2004	Multimedia Games, Inc.

	By:	/s/ Craig S. Nouis†
Craig S. Nouis
Chief Financial Officer

†	Mr. Nouis is signing as an authorized officer and as our principal financial officer and chief accounting officer.

EXHIBIT NO.	TITLE	LOCATION
3.1	Amended and Restated Articles of Incorporation	(1)

3.2	Amendment to Articles of Incorporation	(10)

3.3	Amended and Restated Bylaws	(2)

10.1	Form of Integrated Gaming Services Agreement	(3)

10.2	1994 Employee Stock Option Plan	(3)

10.3	1994 Director Stock Option Plan	(3)

10.4	1996 Stock Incentive Plan, as amended	(4)

10.5	1998 President’s Plan	(5)

10.6	1998 Senior Executive Stock Option Plan	(5)

10.7	2000 Stock Option Plan	(5)

10.8	2001 Stock Option Plan	(6)

10.9	Stockholder Rights Plan	(7)

10.9	2002 Stock Option Plan	(8)

10.10	Employment Agreement executed March 26, 2003 between the Company and Gordon Graves	(8)

10.11	2003 Outside Directors Stock Option Plan	(9)

10.12	Loan and Security Agreement between the Company and Comerica Bank	(10)

10.13	First Amendment to Loan and Security Agreement between the Company and Comerica Bank	(10)

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	( *)

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	( *)

32.1	Certification Pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes Oxley Act of 2002	( *)

(1)	Indicates incorporated by reference to our Form 10-QSB filed with the Commission for the quarter ended March 31, 1997.
(2)	Indicates incorporated by reference to our Form 10-K filed with the Commission for the fiscal year ended September 30, 2003.
(3)	Indicates incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1994.
(4)	Indicates incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1996.
(5)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on December 1, 2000.
(6)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on October 18, 2002 (File No. 333-100611.)
(7)	Incorporated by reference to our Registration Statement on Form 8-A, filed with the Commission on October 23, 1998.
(8)	Incorporated by reference to our Form 10-Q filed with the Commission for the quarter ended March 31, 2003.
(9)	Incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed with the Commission on January 6, 2004.
(10)	Incorporated by reference to our Form 10-Q filed with the Commission for the quarter ended December 31, 2003.
(*)	Filed herewith.