Form 10-Q
period 2004-06-30
MULTIMEDIA GAMES INC
filed 2004-08-16
CIK 896400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of The Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.): Yes ☒ No ☐

As of August 11, 2004, there were 30,438,031 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 2. FINANCIAL STATEMENTS

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS

As of June 30, 2004 and September 30, 2003

(In thousands, except shares and per-share amounts)

	June 30, 2004	September 30, 2003
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,648	$26,319
Accounts receivable	9,890	6,387
Allowance for doubtful accounts receivable	(591)	(521)
Inventory, net	4,125	2,446
Prepaid expenses and other	2,783	1,811
Notes receivable, net	1,939	3,659
Federal and state income tax receivable	2,718	1,539
Deferred income taxes	1,827	1,584

Total current assets	52,339	43,224
Restricted cash and long-term investments	1,216	1,380
Inventory, net – non-current	23,118	11,742
Property and equipment, net	103,229	78,524
Notes receivable – non-current	7,155	500
Other assets	19,105	8,360

Total assets	$206,162	$143,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$9,633	$4,558
Accounts payable and accrued expenses	25,603	20,138
Deferred revenue	244	24

Total current liabilities	35,480	24,720
Long-term debt and capital leases, less current portion	13,114	9,402
Other long-term liabilities	4,206	3,393
Deferred income taxes	7,314	4,103

Total liabilities	60,114	41,618

Commitments and contingencies (Note 2)
Stockholders’ equity:
Preferred stock:
Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized 30,382,438 and 28,694,028 shares issued, and 28,084,290 and 26,483,622 shares outstanding, respectively	304	287
Additional paid-in capital	64,405	45,487
Stockholders’ notes receivable	—	(1,466)
Treasury stock, 2,298,148 and 2,210,406 shares at cost, respectively	(8,562)	(6,491)
Retained earnings	89,901	64,295

Total stockholders’ equity	146,048	102,112

Total liabilities and stockholders’ equity	$206,162	$143,730

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended June 30, 2004 and 2003

(In thousands, except per-share amounts)

(Unaudited)

	2004	2003
REVENUES:
Gaming revenue – Class II	$97,692	$82,055
Gaming revenue – All other	24,267	1,068
Player terminal and license sale and lease revenue	805	12,489
Other	740	384

Total revenues	123,504	95,996
Allotments to facility operators	86,584	58,004
Bingo prizes and related costs	—	68

Net revenues	36,920	37,924

OPERATING COSTS AND EXPENSES:
Cost of player terminals and licenses sold	967	7,335
Selling, general and administrative expenses	12,951	10,599
Amortization and depreciation	9,464	5,512

Total operating costs and expenses	23,382	23,446

Operating income	13,538	14,478
OTHER INCOME (EXPENSE):
Interest income	178	71
Interest expense	(429)	(187)

Income before income taxes	13,287	14,362
Income tax expense	3,451	5,498

Net income	$9,836	$8,864

Basic earnings per share	$0.35	$0.34

Diluted earnings per share	$0.32	$0.30

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Nine months Ended June 30, 2004 and 2003

(In thousands, except per-share amounts)

(Unaudited)

	2004	2003
REVENUES:
Gaming revenue – Class II	$302,843	$249,709
Gaming revenue – All other	44,094	3,132
Player terminal and license sale and lease revenue	7,193	15,623
Other	1,583	1,110

Total revenues	355,713	269,574
Allotments to facility operators	244,738	175,645
Bingo prizes and related costs	—	1,171

Net revenues	110,975	92,758

OPERATING COSTS AND EXPENSES:
Cost of player terminals and licenses sold	5,066	8,730
Selling, general and administrative expenses	41,795	29,667
Amortization and depreciation	25,344	15,073

Total operating costs and expenses	72,205	53,470

Operating income	38,770	39,288
OTHER INCOME (EXPENSE):
Interest income	906	263
Interest expense	(1,067)	(245)

Income before income taxes	38,609	39,306
Income tax expense	13,003	15,049

Net income	$25,606	$24,257

Basic earnings per share	$0.94	$0.94

Diluted earnings per share	$0.83	$0.83

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine months Ended June 30, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

(In thousands)

(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,606	$24,257
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Amortization and depreciation	25,344	15,073
Accretion of contract rights	36	—
Accrued interest on notes receivable	(682)	—
Deferred income taxes	2,968	1,192
Loss on disposal of equipment	—	51
Options issued to consultants	383	184
Provision for obsolete inventory	826	672
Recovery of doubtful accounts	(17)	—
(Increase) decrease in:
Accounts receivable	(3,583)	(509)
Inventory	(25,525)	(9,472)
Prepaid expenses and other assets	(8,978)	(46)
Federal and state income tax receivable	(1,179)	(2,431)
Other long-term liabilities	977	—
Notes receivable – current	1,410	(4,614)
Accounts payable and accrued expenses	5,632	360
Deferred revenue	220	(1,905)

NET CASH PROVIDED BY OPERATING ACTIVITIES	23,438	22,812

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and patents	(31,467)	(20,992)
Restricted cash and long-term investments and other long-term liabilities	(37)	173
Advances under development agreements	(10,182)	(4,765)
Repayments under development agreements	760	—
Advances on notes receivable	(20,574)	(500)
Repayments of notes receivable	21,107	—
Stockholders’ notes receivable, net	—	322

NET CASH USED IN INVESTING ACTIVITIES	(40,393)	(25,762)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants, and related tax benefit	18,080	2,914
Principal payments of long-term debt and capital leases	(5,504)	(561)
Proceeds from long-term debt	7,708	4,371

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,284	6,724

Net increase in cash and cash equivalents	3,329	3,774
Cash and cash equivalents, beginning of period	26,319	15,247

Cash and cash equivalents, end of period	$29,648	$19,021

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

For the Nine months Ended June 30, 2004 and 2003

(In thousands)

(Unaudited)

	2004	2003
SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$1,066	$245

Income tax paid	$418	$14,785

NON-CASH TRANSACTIONS:
Transfer of inventory to property and equipment	$11,644	$10,382
Property and equipment and other assets acquired through:
Capital lease	5,280	3,074
Long-term debt	1,303	1,660
Receipt of Company’s common stock for repayment of stockholders’ note receivable	1,599	644
Receipt of Company’s common stock as consideration for employee stock option exercise	472	—
Non-compete agreement included in other assets and other long-term liabilities	—	2,047

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

The financial statements included herein as of June 30, 2004, and for each of the three and nine months ended June 30, 2004 and 2003 have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the U.S. and the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The information presented reflects all adjustments consisting solely of normal adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the three and nine months ended June 30, 2004 are not necessarily indicative of the results which will be realized for the year ending September 30, 2004.

Operations. The Company is a technology supplier to the gaming industry. The Company designs and develops interactive, electronic gaming systems that are marketed primarily to Native American, charity and commercial bingo gaming facilities, and to state lottery commissions located throughout the U.S. The Company’s gaming systems are typically provided to customers under revenue sharing arrangements, except for video lottery terminals in the Class III market in Washington State, which are typically sold for an up-front purchase price. The Company provides Class II gaming to its tribal customers through a nationwide, broadband telecommunications network. Player terminals in the Class II gaming market are typically interconnected within a gaming facility and across multiple facilities, thereby enabling players to simultaneously participate in the same game and to compete against one another to win common pooled prizes. In the charity bingo market, player terminals are typically only interconnected within the gaming facility where the player terminals are located. The Company provides a central determinant system for use by state lottery commissions. The Company places Point-of-Sale terminals, or POSTs, in conjunction with its Tribal Instant Lottery Game, or TILG, in the Class III market, which is supported by central determinant system technology similar to that used in the state lottery market. The Company offers content for its gaming systems that has been designed and developed by the Company, as well as game themes it has licensed from others.

Consolidation Principles. The Company’s financial statements include the activities of Multimedia Games, Inc. and its wholly-owned subsidiaries: MegaBingo, Inc., MGAM Systems, Inc., MGAM Services, LLC, TV Games, Inc. (dissolved April 10, 2003), and Multimedia Creative Services, Inc. (dissolved October 4, 2002). Intercompany balances and transactions have been eliminated.

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

Revenue Recognition. The Company derives its gaming revenues primarily from participation arrangements with its Native American customers and charity bingo customers. Participation revenue generated from the Company’s Class II customers is reported in its results of operations as “Gaming revenue – Class II,” while revenue from charity customers and the Company’s TILG product are included in “Gaming revenue – All other.” Under these arrangements, the Company retains ownership of the player terminals, POSTs and back-office equipment, which are collectively referred to as gaming systems, installed at customer gaming facilities, and receives revenue based on a percentage of the hold per day generated by each gaming system. The network-wide hold of all of these gaming systems is reported by the Company as gaming revenue, and represents the total amount end users wager, less the total amount paid to end users for prizes. The amounts retained by the tribal and charity gaming facilities for their share of the hold are reported by the Company in its results of operations as a part of “Allotments to facility operators,” and are deducted from the Company’s total revenues to arrive at its net revenues.

The Company generates gaming revenues from the state video lottery market by providing the central determinant system for video lottery terminal networks. In return for providing the system, the Company receives a small portion

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

The majority of the Company’s Class III VLTs in Washington State have been sold to customers outright for a one-time purchase price, and are reported by the Company under “Player terminal and license sale and lease revenue.” Certain game themes used by the Company in the Class III market have been licensed from third parties and are generally resold to customers along with the Class III VLTs. Revenues from the sale of Class III VLTs and the sale of player terminal licenses are recognized provided the four basic revenue criteria have been met: a) persuasive evidence of an arrangement exists; b) delivery has occurred and services have been rendered; c) the seller’s price is fixed or determinable; and d) collectibility is reasonably assured. For the remainder of its Class III VLTs, the Company enters into either participation arrangements or lease-purchase arrangements. Under lease-purchase arrangements, the Company receives a series of lease payments based on a percentage of the hold per day generated by the VLT. At the end of the lease period, the Company transfers VLT ownership to the customer.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

At June 30, 2004, and September 30, 2003, the following amounts related to development agreements were recorded in the following balance sheet captions:

	June 30, 2004	September 30, 2003
	(In thousands)
Included in:
Notes receivable	$6,995	$638
Property and equipment	14,827	4,918
Other assets	5,611	994

Notes Receivable. At June 30, 2004 and September 30, 2003, the Company’s notes receivable consisted of the following:

	June 30, 2004	September 30, 2003
	(In thousands)
Notes receivable from development agreements	$6,995	$638
Notes receivable from equipment sales	2,120	3,636
Allowance for notes receivable	(21)	(115)

Notes receivable, net	9,094	4,159
Less current portion	1,939	3,659

Notes receivable – non-current	$7,155	$500

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. An analysis of the long-lived assets at June 30, 2004 indicated there was no impairment to these assets’ carrying values.

Leased Property and Equipment. Property and equipment under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The cost of leased property and equipment is amortized using the Company’s normal depreciation policy, described under “Property and Equipment.”

Credit Facility, Long-term Debt and Capital Leases. At June 30, 2004 and September 30, 2003, the Company’s Credit Facility, long-term debt and capital leases consisted of the following:

	June 30, 2004	September 30, 2003
	(In thousands)
Term loan facility	$8,160	$2,361
Other long-term debt	5,375	5,496
Capital lease obligations	9,212	6,103

Long-term debt and capital leases	22,747	13,960
Less current portion	9,633	4,558

Long-term debt and capital leases, less current portion	$13,114	$9,402

The Company’s debt structure consists of a Credit Facility, which provides the Company with a $20.0 million term loan facility, or Term Loan, and a $5.0 million revolving credit line, or the Revolver. The Term Loan can be drawn under three tranches, based upon the Company’s unfinanced capital expenditures, beginning in June 2003 and closing six months apart. The Term Loan matures in June 2006, and bears interest at a rate of Prime plus 1.25%, with a floor of 5.5%, (or 5.75% as of June 30, 2004.) As of June 30, 2004, the Company had drawn $10.2 million under the first two tranches of the Term Loan. Equal installments of principal and interest are payable over the term of each tranch, which are 36, 30 and 24 months, respectively.

The Revolver provides the Company with up to $5.0 million for working capital needs, which is limited by a borrowing base comprised of certain of the Company’s accounts receivable and inventory. The Revolver bears interest at a rate of Prime plus 1.25% and has a commitment fee based on the daily average of the unborrowed commitment. The Revolver matures in June 2005. As of June 30, 2004, the borrowing base provided for $5.0 million in availability, which was reduced to $4.0 million to reflect outstanding letters of credit; however, there were no outstanding borrowings under the Revolver.

The Credit Facility contains certain customary financial and operational covenants, and is secured by substantially all the Company’s assets. The Company was in compliance with these covenants as of June 30, 2004.

Other long-term debt at June 30, 2004 consists of a five-year loan related to financing our corporate aircraft and various three to five-year loans for the purchase of automobiles and property and equipment.

Capital lease obligations consist of various three-year noncancelable capital leases for certain equipment used in the Company’s operations.

Fair Value of Financial Instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At June 30, 2004 and September 30, 2003, the carrying amounts for the Company’s financial instruments, which

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

include accounts and notes receivable, accounts payable, and long-term debt and capital leases, approximate fair value.

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

	Three Months Ended June 30,
	2004	2003
	(In thousands, except shares and per-share amounts)
Income available to common stockholders – basic and diluted	$9,836	$8,864

Weighted average common shares outstanding	27,872,523	25,998,838
Effect of dilutive securities:
Options	3,063,153	3,541,792
Warrants	—	94,806

Weighted average common and potential shares outstanding	30,935,676	29,635,436

Basic earnings per share	$0.35	$0.34

Diluted earnings per share	$0.32	$0.30

	Nine months Ended June 30,
	2004	2003
	(In thousands, except shares and per-share amounts)
Income available to common stockholders – basic and diluted	$25,606	$24,257

Weighted average common shares outstanding	27,286,216	25,882,560
Effect of dilutive securities:
Options	3,465,999	3,292,634
Warrants	—	119,972

Weighted average common and potential shares outstanding	30,752,215	29,295,166

Basic earnings per share	$0.94	$0.94

Diluted earnings per share	$0.83	$0.83

At June 30, 2003, options to purchase 225,000 shares of Common Stock at exercise prices ranging from $11.79 to $15.47 per share were outstanding, but were not included in the computation of diluted earnings per share due to their antidilutive effect. No options were excluded from the computation of diluted earnings per share at June 30, 2004.

Stock-Based Compensation. The Company applies Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option plans, rather than the alternative fair

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB 25, no compensation expense is recognized for grants of options to common law employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company’s grants in the three and nine months ended June 30, 2004 and 2003, no compensation expense has been recognized.

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

	Three Months Ended June 30,		Nine months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per-share amounts)
Net income:
As reported	$9,836	$8,864	$25,606	$24,257
Deduct: Estimated stock-based employee compensation determined under fair value method for all awards, net of related tax benefit	(815)	(824)	(3,993)	(3,473)

Pro forma	$9,021	$8,040	$21,613	$20,784

Basic earnings per share:
As reported	$0.35	$0.34	$0.94	$0.94

Pro forma	$0.32	$0.31	$0.79	$0.80

Diluted earnings per share:
As reported	$0.32	$0.30	$0.83	$0.83

Pro forma	$0.29	$0.27	$0.70	$0.71

2.	COMMITMENTS AND CONTINGENCIES

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

On April 23, 2004 the Company reported that the acting General Counsel of the NIGC had issued a letter to the Company and one of its tribal customers opining that the Company’s development agreement regarding the WinStar Casino in Thackerville, Oklahoma constitutes a “management contract.” The authority of the NIGC to review and approve gaming related contracts is limited to management contracts and related collateral agreements. According to the acting General Counsel, the performance of any planning, organizing, directing, coordinating or controlling with respect to any part of a gaming operation constitutes “management” for purposes of determining whether an agreement for any of these activities is a management contract. The Company has expressed its disagreement with the acting General Counsel’s interpretation, and its belief that her view of “management” is broader than was intended by Congress. The Company also believes that the acting General Counsel’s opinion may be based in part on collateral agreements that it provided to the NIGC in error and that are not presently in effect. The Company, along with certain tribal customers, has submitted additional information and documents related to the development agreements for review by the NIGC. If certain of the Company’s development agreements are finally determined to be management contracts, there could be material adverse consequences to the Company. In that event, the Company may be required to modify the terms of such agreements. Such modification may adversely affect the terms on which the Company conducts business and significantly impact its financial condition and results of operations from such agreement and from other development agreements that may be similarly interpreted by the NIGC.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Tribal-State Compacts.

Oklahoma. In February 2004, legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities in the state, or the Bill, was approved in Oklahoma. The Bill was originally scheduled to become effective 90 days after the end of the current legislative session, which expired at the end of May 2004. However, in May 2004, the Bill was repealed by the Oklahoma Legislature, and substitute legislation was passed by both the Oklahoma Senate and House that requires a statewide referendum in November 2004. Certain groups opposed to the legislation have vowed both to fight the new bills and to attempt to delay the enactment of the new legislation. As a result, the Company is unable to determine when or if any new legislation authorizing certain forms of gaming at the Oklahoma racetracks and additional types of games at tribal gaming facilities will become effective.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Development Agreements

To date, the Company has entered into development agreements to provide up to $98.1 million towards the construction and/or remodel of eleven gaming facilities, and had advanced $29.2 million under these agreements. In exchange for a certain amount of the funds advanced under the development agreement, the Company receives a guarantee of floor space for its player terminals. A portion of the hold per day generated by these player terminals is used to repay the construction advance. Consequently, the payback period is dependent on the hold per day generated by the Company’s player terminals located on the guaranteed floor space. The Company is in various stages of discussion with new and existing customers to provide funding for similar opportunities under joint development agreements. For further discussion regarding the Company’s development agreements, see “Part 1 – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Risk Factors.”

Off Balance Sheet Arrangements

As of June 30, 2004, the Company had $1.0 million in outstanding letters of credit issued under the Revolver to guarantee its performance under certain contracts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading supplier of interactive, electronic gaming systems to the rapidly growing Native American gaming market and to the charity and commercial bingo and state video lottery markets. We design and develop hardware, software, networks and content that provide our customers with a comprehensive gaming system. Historically, we have focused our efforts on Class II gaming systems and Class III video lottery systems used primarily by Native American tribes.

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

Native American gaming is governed by the Indian Gaming Regulatory Act of 1988, or IGRA, which also established the National Indian Gaming Commission, or NIGC, with certain regulatory powers over Native American gaming. IGRA classifies games that may be played on Native American lands into three categories, each of which is subject to different regulations as follows:

•	Class I Gaming. Class I gaming includes traditional Native American social and ceremonial games. Class I gaming is regulated exclusively at the Native American tribe level.

•	Class II Gaming. Class II gaming includes bingo and, if played at the same location where bingo is offered, pull-tabs and other games similar to bingo. Class II gaming is regulated by the individual Native American tribes, with NIGC having oversight of the tribal regulatory process. States that allow bingo and games similar to bingo to be conducted by any other entity or for any other purposes, such as at charities or schools, may not regulate Class II gaming, and therefore receive no tax revenues from income the tribes derive from Class II gaming.

•	Class III Gaming. Class III gaming includes all other forms of gaming that are not included in either Class I or Class II, including slot machines and most table games. Class III gaming may be conducted only pursuant to compacts negotiated between individual states and individual Native American tribes located within that state. The compacts typically include provisions entitling the state to receive taxes at an agreed-upon rate from the income a tribe derives from Class III gaming activities.

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

As the market grows, and the rules and regulations governing Class II gaming are clarified by court decisions and by improved rule-making procedures, we believe new competitors with significant gaming experience and financial resources will enter the Class II market. New tribal-state compacts may also lead to increased competition from such competitors. In addition, we are experiencing an extended period of uncertainty relative to enforcement of existing restrictions on non-Class II devices, which is forcing us to continue to compete against games that do not appear to comply with published regulatory restrictions on Class II games. As a result of this increased competition in Oklahoma, we have and may continue to experience pressure on our pricing model with the result that gaming providers are competing on the basis of price as well as the entertainment value and technological superiority of their products. While we will continue to compete by regularly introducing new and more entertaining games with technological enhancements that we believe will appeal to end users, we believe that the level of net revenue retained by our customers from their installed base of player terminals will become a more significant competitive factor, one that may require us to change the terms of our participation arrangements with customers. Consequently, we believe that a simple business model based upon the average hold per player terminal per day will become less relevant in predicting our performance, as our participation arrangements with customers become less standardized and more complex.

In May 1996, we introduced our Class II MegaMania game, the first in a series of high-speed, interactive bingo games that are based on our Legacy gaming system, and played on player terminals linked with one another via nationwide, broadband telecommunications network. In January 2001, we introduced our MegaNanza game, a New-Generation “bonanza-style” bingo game, in which the balls were drawn before the bingo cards were purchased. MegaNanza played faster than our Legacy games, and generated increased revenues for us and our customers. In June 2002, we introduced Reel Time Bingo, a New-Generation-based, high-speed, “standard-sequence” bingo game, in which the cards are purchased before the balls are drawn. During October 2003, both in response to a settlement agreement with the NIGC regarding the continued play of MegaNanza, and to take advantage of improved technologies, we completed the conversion of our MegaNanza games to versions of Reel Time Bingo. The conversion was accomplished relatively smoothly, as MegaNanza and Reel Time Bingo both operate on our New Generation gaming system, which, among other benefits, allows game conversion to be achieved by loading new software, either from our network operations center or at the customer’s gaming facility.

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

State Video Lottery Market

We designed and developed a central determinant system for the emerging state video lottery market. Our central system encompasses all software, hardware and networks required to provide outcomes and accounting for video lottery gaming conducted at multiple locations. Beginning in January 2004, we began the first operation of our central determinant system for the video lottery terminal network that the New York Lottery operates at licensed New York State “racino” racetracks. Our central system is able to interface with and manage VLTs provided by Bally Gaming Inc., International Game Technology, Sierra Design Group, and Spielo Gaming International. As payment for providing and maintaining the central determinant system, we receive a small portion of the network-wide hold per day. Our portion of the revenue is reported by us as part of “Gaming revenue – All other.” We believe that we will be able to achieve future growth in the state video lottery market by leveraging our experience in the states of Washington and New York, our leadership in technologically advanced game and system design, and our ability to rapidly adapt game and system technology to satisfy emerging regulatory requirements.

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

In return for the amounts advanced by us, a percentage of the gaming facility’s floor space is guaranteed for our player terminals, and we receive a fixed percentage of the hold per day from those units over the term of the agreement. Certain of the agreements contain performance standards for our player terminals that could allow the facility to reduce a portion of our dedicated floor space. To date, we have signed agreements for eleven such facilities, for an aggregate commitment to advance approximately $98.1 million.

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

Research and development expenses increased by 28.6% to $3.2 million for the three months ended June 30, 2004, from $2.5 million for the comparable period in the prior fiscal year. For the nine months ended June 30, 2004, research and development expenses increased by 19.3% to $8.9 million, from $7.5 million for the same period of 2003. This increase primarily resulted from an increased headcount in our development group as we have focused our internal efforts on developing new gaming systems and game themes. We expect our research and development expenses to grow over the upcoming periods as we continue focusing on product development and adding development staff.

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

Oklahoma Tribal-State Compact. In February 2004, legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities in the state, or the Bill, was approved in Oklahoma. The Bill was originally scheduled to become effective 90 days after the end of the current legislative session, which expired at the end of May 2004. However, in May 2004, the Bill was repealed by the Oklahoma Legislature and substitute legislation was passed that requires a statewide referendum in November 2004. Certain groups opposed to the legislation have vowed to both fight the new bills and to attempt to delay the enactment of the new legislation. As a result, we are unable to determine when or if any new legislation authorizing certain forms of gaming at Oklahoma racetracks and additional types of games at tribal gaming facilities will become effective.

The majority of our revenue is generated from the placement of Class II gaming systems with tribal customers who are currently not parties to any state compact that would permit them to offer Class III games. Although the proposed Oklahoma compact specifically excludes “slot machines,” the new legislation will permit tribes in Oklahoma, who enter into a compact with the state, to offer games other than the Class II games that we have historically offered in that state, including video poker and certain table games. Although we believe the new legislation will enable us to offer a broader range of games to our tribal customers in Oklahoma, we also expect the new legislation will bring intensified competition into the Oklahoma market, including new competition from credible gaming industry participants that to date have only had a limited presence in that market. In addition, we are experiencing an extended period of uncertainty relative to enforcement of existing restrictions on non-Class II devices, which is forcing us to continue to compete against games that do not appear to comply with published regulatory restrictions on Class II games. As a result of this increased competition in Oklahoma, we have and may continue to experience pressure on our pricing model. New opportunities in the Oklahoma market resulting from the recent legislation may not develop as we anticipate, or may take longer to develop than we expected.

NIGC. On April 23, 2004 we reported that the acting General Counsel of the NIGC had issued a letter to us and one of our tribal customers opining that our development agreement regarding the WinStar Casino in Thackerville, Oklahoma constitutes a “management contract.” The authority of the NIGC to review and approve gaming related contracts is limited to management contracts and related collateral agreements. According to the acting General Counsel, the performance of any planning, organizing, directing, coordinating or controlling with respect to any part of a gaming operation constitutes “management” for purposes of determining whether an agreement for any of these activities is a management contract. We have expressed our disagreement with the acting General Counsel’s interpretation, and our belief that her view of management is broader than was intended by Congress. We also believe that the acting General Counsel’s opinion may be based, in part, on collateral agreements that we provided to the NIGC in error and that are not presently in effect. We, along with certain tribal customers, have submitted additional information and documents related to our development agreements for review by the NIGC. If certain of our development agreements are finally determined to be management contracts, there could be material adverse consequences to us. In that event, we may be required to modify the terms of such agreements. Such modification may adversely affect the terms on which we conduct business and significantly impact our financial condition and results of operations from such agreement and from other development agreements that may be similarly interpreted by the NIGC.

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

RESULTS OF OPERATIONS

The following tables outline our end-of-period and average installed base of gaming terminals for the three and nine months ended June 30, 2004 and 2003:

	Period Ended June 30,
	2004	2003
End-of-period installed Gaming terminal base:
Class II player terminals
Reel Time Bingo	8,686	6,686
MegaNanza	—	883

New Generation system	8,686	7,569
Legacy system	1,009	1,675
Other player terminals and POSTs	1,996	—
Class III video lottery terminals	3,180	2,455

	Three Months Ended June 30,		Nine Months Ended June 30,
	2004	2003	2004	2003
Average installed gaming terminal base:
Class II player terminals
Reel Time Bingo	8,793	5,840	8,752	3,505
MegaNanza	—	1,112	27	2,836

New Generation system	8,793	6,952	8,779	6,341
Legacy system	1,124	1,731	1,255	2,068
Other player terminals and POSTs	1,639	—	923	—
Class III video lottery terminals	3,162	2,244	3,037	2,156

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Total revenues for the three months ended June 30, 2004 were $123.5 million, compared to $96.0 million for the same period in fiscal 2003, a 29% increase. This was primarily due to an increase in Class II gaming revenues, our entry into the charitable bingo market and the introduction of our Tribal Instant Lottery Game, or TILG, as described below.

Gaming Revenue – Class II

•	Class II gaming revenues increased by $15.6 million, or 19%, from $82.1 million in the three months ended June 30, 2003 to $97.7 million in the three months ended June 30, 2004, due primarily to an increase in the number of installed New Generation games.

•	New Generation system revenues, which include Reel Time Bingo and MegaNanza games, were $90.4 million for the quarter ended June 30, 2004, compared to $72.3 million in the quarter ended June 30, 2003, a 25% increase. This was based primarily on an increase in the average number of player terminals in daily operation during each of the respective periods from 6,952 to 8,793.

•	An average of 1,124 Legacy player terminals were in daily operation, a 35% decrease from 1,731 in the same period of fiscal 2003, as tribal gaming facilities continued to replace Legacy player terminals with higher-performing units.

Gaming Revenue – All Other

•	Class III rental and back office fees increased 10% to $1.2 million in the three months ended June 30, 2004, from $1.1 million during the same period of 2003.

•	Other recurring gaming revenue generated from the charity bingo market, TILG and the central determinant system for the New York Lottery increased to $23.1 million for the quarter ended June 30, 2004, compared to no revenues in same quarter of 2003. The increase relates to our expansion into the charity bingo market and the launches of TILG and the New York lottery system late in the first quarter of fiscal 2004.

Player Terminal and License Sale and Lease Revenue

•

Player terminal and license sale and lease revenue decreased to $805,000, from $12.5 million in the same period of 2003. During the quarter ended June 30, 2003, two customers opened new facilities, and a lease-purchase customer converted to a purchase, resulting in the sale of 1,062 video lottery terminals. In the same quarter of the current fiscal year 30 video lottery terminals were sold, resulting in player terminal sales and miscellaneous equipment sales revenue of $158,000. The lower number of video lottery terminals sold in the current quarter resulted in a decrease in license sales from $2.5 million in fiscal 2003 to $488,000 in fiscal 2004.

Other revenue, which consisted primarily of service and maintenance fees, increased 93% to $740,000 for the three months ended June 30, 2004, from $384,000 in the same period of 2003. The increase is due to the collection of modular rent beginning May 2004, and service contract income related to video lottery terminals beginning August 2003.

Allotments to facility operators increased 49% to $86.6 million for the three months ended June 30, 2004, from $58.0 million in the same period of 2003. Virtually all of this increase was attributable to the increase in commissions related to gaming revenues and is commensurate with the overall increase in gaming revenue.

Bingo prizes and related costs decreased to zero for the three months ended June 30, 2004, from $68,000 in the same period of 2003. The decrease was caused by the MegaBingo game being discontinued during fiscal 2003.

Cost of player terminal and licenses sold decreased to $967,000 for the three months ended June 30, 2004, from $7.3 million in the same period of 2003. The decrease relates to reduced sales of equipment and licenses during the third quarter of 2004, compared to the same period in 2003.

Selling, general and administrative expenses increased 22% to $13.0 million for the three months ended June 30, 2004, from $10.6 million in the same period of 2003, primarily resulting from the increase in personnel hired to address our gaming network and development needs, and the increased business activity resulting from our entrance into new markets. Third quarter 2004 selling, general and administrative expenses benefited from a reduction of the fiscal 2004 incentive accrual and the resulting reversal of $1.4 million in compensation from the first six months of the fiscal year. Salaries, wages and employee benefits increased approximately $1.7 million, due to additional personnel hired to address our gaming network and development needs and the pursuit of new business. At June 30, 2004, we employed 414 full-time and part-time employees, compared to 316 at June 30, 2003. Travel costs increased approximately $183,000, due to the greater number of employees, the pursuit of new business, and the temporary assignment of employees to New York. Advertising and promotions costs increased $196,000 as the result of our entrance into new markets. Legal, professional and lobbying fees increased approximately $229,000, primarily as a result of increased legal and professional services related to our research of new products and entry into new markets.

Amortization and depreciation expense increased 72% to $9.5 million for the three months ended June 30, 2004, from $5.5 million for the same period of 2003, primarily as a result of a 33% increase in the average installed base of terminals under participation arrangements.

Interest income increased to $178,000 for the three months ended June 30, 2004, from $71,000 in the same period of 2003. The increase was primarily related to interest accrued on notes receivable and the higher cash balances.

Interest expense increased to $429,000 for the third fiscal quarter of 2004, from $187,000 for the same quarter of fiscal 2003, due to an increase in long-term debt and capital leases in fiscal 2004. As we continue to fund our capital commitments pursuant to our development agreements and otherwise, we will likely be required to borrow more money under our credit facility. As a result, our interest expense will likely continue to increase in the future.

Income tax expense decreased to $3.5 million for the three months ended June 30, 2004, from $5.5 million in the same period of 2003. These figures represent effective tax rates of 26.0% and 38.3% for the three months ended June 30, 2004 and 2003. Income tax expense for the June 30, 2004 quarter includes a benefit of approximately $1.7 million relating to an over-accrual from prior years’ state and federal income tax provision, which resulted in a lower-than-expected effective rate.

Nine Months Ended June 30, 2004 Compared to Nine Months Ended June 30, 2003

Total revenues for the nine months ended June 30, 2004 were $355.7 million, compared to $269.6 million for the same period in fiscal 2003, a 32% increase. This was primarily due to an increase in Class II gaming revenues and our entry into the charitable bingo market and the introduction of TILG, as described below.

Gaming Revenue – Class II

•	Class II gaming revenues increased by $53.2 million, or 21%, from $249.7 million in the nine months ended June 30, 2003 to $302.9 million in the nine months ended June 30, 2004, due primarily to an increase in the number of installed New Generation games.

•	New Generation system revenues were $278.9 million for the nine months ended June 30, 2004, compared to $218.1 million in the same period of fiscal 2003, a 28% increase based primarily on an increase in the average number of player terminals in daily operation during each of the respective periods from 6,341 to 8,779.

•	An average of 1,255 Legacy player terminals were in daily operation, a 39% decrease from 2,068 in the same period of fiscal 2003, as tribal gaming facilities continued to replace Legacy player terminals with higher-performing units.

•	There were no television bingo game show revenues during the nine months ended June 30, 2004, compared to $392,000 in the same period of fiscal 2003. The decrease in MegaBingo revenues was the result of discontinuing game play and holding the final MegaBingo championship game in April 2003.

Gaming Revenue – All Other

•	Class III rental and back office fees increased 22% to $3.8 million in the nine months ended June 30, 2004, from $3.1 million during the same period of 2003.

•	Other recurring gaming revenue generated from the charity bingo market, TILG and the central determinant system for the New York Lottery increased to $40.3 million for the nine months ended June 30, 2004, compared to no revenues in same period of 2003. The increase relates to our expansion into the charity bingo market and the launches of TILG and the New York lottery system late in the first quarter of fiscal 2004.

Player Terminal and License Sale and Lease Revenue

•	Player terminal and license sale and lease revenue decreased to $7.2 million, from $15.6 million in the same period of 2003. During the nine months ended June 30, 2003, equipment sales totaled $11.9 million. In the same period of the current fiscal year, 487 video lottery terminals were sold, resulting in player terminal sales and miscellaneous equipment sales revenue of $4.8 million. License sales decreased from $3.4 million in fiscal 2003, to $1.9 million in fiscal 2004. In the third quarter of 2003, two customers opened new facilities, and a lease-purchase customer converted to a purchase, resulting in the sale of licenses and 1,062 video lottery terminals.

Other revenue, which consisted primarily of service and maintenance fees, increased 43% to $1.6 million for the nine months ended June 30, 2004, from $1.1 million in the same period of 2003.

Allotments to facility operators increased 39% to $244.7 million for the nine months ended June 30, 2004, from $175.6 million in the same period of 2003. Virtually all of this increase was attributable to the increase in commissions related to gaming revenues and is commensurate with the overall increase in gaming revenue.

Bingo prizes and related costs decreased to zero for the nine months ended June 30, 2004, from $1.2 million in the same period of 2003. The decrease was caused by the MegaBingo game being discontinued during fiscal 2003.

Cost of player terminal and licenses sold decreased to $5.1 million for the nine months ended June 30, 2004, from $8.7 million in the same period of 2003. The decrease relates to reduced sales of equipment and licenses during the nine months of 2004, compared to the same period in 2003.

Selling, general and administrative expenses increased 41% to $41.8 million for the nine months ended June 30, 2004, from $29.7 million in the same period of 2003, which was primarily the result of the increase in personnel hired to address our gaming network and development needs and increased business activity resulting from our entrance into new markets. During the third quarter of fiscal 2004, selling, general and administrative expenses benefited from a reduction of the fiscal 2004 incentive accrual and the resulting reversal of $1.4 million in compensation from the first six months of the fiscal year. Salaries, wages and employee benefits increased approximately $5.6 million, due to additional personnel hired to address our gaming network and development needs and the pursuit of new business. At June 30, 2004, we employed 414 full-time and part-time employees, compared to 316 at June 30, 2003. The increased number of player stations in the field has increased repairs and maintenance, shipping and inventory costs by $2.2 million. Travel costs increased approximately $966,000, due to the greater number of employees, the pursuit of new business and the temporary assignment of employees to New York. Advertising and promotions costs increased $1.0 million as the result of our entrance into new markets. Legal, professional and lobbying fees increased approximately $1.2 million, primarily as a result of increased legal and professional services related to our research of new products and entry into new markets.

Amortization and depreciation expense increased 68% to $25.3 million for the nine months ended June 30, 2004, from $15.1 million for the same period of 2003, primarily as a result of a 30% increase in the average installed base of terminals under participation arrangements.

Interest income increased to $906,000 for the nine months ended June 30, 2004, from $263,000 in the same period of 2003. The increase was primarily related to interest accrued on the advances made under the Lytton Rancheria loan.

Interest expense increased to $1.1 million for the nine months ended June 30, 2004, from $245,000 for the same period of fiscal 2003, due to an increase in long-term debt and capital leases in fiscal 2004. As we continue to fund our capital commitments pursuant to our development agreements and otherwise, we will likely be required to borrow more money under our credit facility. As a result, our interest expense will likely continue to increase in the future.

Income tax expense decreased to $13.0 million for the nine months ended June 30, 2004, from $15.0 million in the same period of 2003. These figures represent effective tax rates of 33.7% and 38.3% for the nine months ended June 30, 2004 and 2003, respectively. Income tax expense for the nine months ended June 30, 2004 includes a benefit of approximately $1.7 million relating to an over-accrual from prior years’ state and federal income tax provision.

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

Revenue Recognition. We derive our gaming revenues primarily from participation arrangements with our customers. Under participation arrangements, we retain ownership of the gaming systems installed at our customer gaming facilities, and receive revenue based on a percentage of the hold per day generated by each gaming system. We report the network-wide hold of all of these gaming systems as gaming revenue. Participation revenue generated from our Class II customers is reported in our results of operations as “Gaming revenue – Class II,” while revenue from charity customers and our TILG product are included in “Gaming revenue – All other.” The hold represents the total amount end users wager, less the total amount paid to end users for prizes. Amounts retained by tribal and charity gaming facilities for their share of the hold are reported in our results of operations as a part of “Allotments to facility operators,” and are deducted from our total revenues to arrive at our net revenues.

We generate gaming revenues from the state video lottery market by providing the central determinant system for the video lottery terminal network. In return for providing the system, we receive a small portion of the network-wide hold which is reported in our financial results of operations as a part of “Gaming revenue – All other.”

The majority of our Class III VLTs in Washington State have been sold to customers outright, for a one-time purchase price, and are reported in our results of operations as “Player terminal and license sale and lease revenue.” Certain game themes we use in the Class III market have been licensed from third parties and the licenses are resold to customers along with our Class III VLTs. Revenues from the sale of Class III VLTs and the sale of player terminal licenses are recognized provided the four basic revenue criteria have been met: a) persuasive evidence of an arrangement exists; b) delivery has occurred and services have been rendered; c) the seller’s price is fixed or determinable; and d) collectibility is reasonably assured. For the remainder of our Class III VLTs, we either enter into participation arrangements or into lease-purchase arrangements. Under lease-purchase arrangements, we receive a series of lease payments based on a percentage of the customer’s hold per day generated from the leased VLTs. At the end of the lease period, we transfer VLT ownership to the customer.

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

Stock-Based Compensation. We apply Accounting Principles Board Opinion, or APB, No. 25 in accounting for our stock option plans, rather than the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under APB No. 25, no compensation expense is recognized for grants of options to common-law employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on our grants to employees in the three and nine months ended June 30, 2004 and 2003, no compensation expense has been recognized.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, we had unrestricted cash and cash equivalents of $29.6 million, compared to $26.3 million at September 30, 2003. Our working capital at June 30, 2004 was $16.9 million, compared to $18.5 million at September 30, 2003.

As of June 30, 2004, our total contractual cash obligations were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt(1)	$5,823	$6,601	$1,111	$—	$13,535
Capital leases(2)	4,374	5,754	—	—	10,128
Operating leases(3)	1,333	2,627	2,471	441	6,872
Purchase commitments(4)	6,700	10,500	—	—	17,200
Payments due under employment agreement(5)	250	500	500	2,396	3,646
Gaming facility joint development agreements(6)	68,933	—	—	—	68,933

Total	$87,413	$36,482	$4,082	$2,837	$120,314

(1)	Consists of various three to five year loans for the purchase of automobiles and property and equipment at an overall average annual interest rate of 8.11%, a five-year loan related to financing our corporate aircraft at an annual interest rate of LIBOR plus 2.75%, and amounts borrowed under our credit facility at an annual interest rate of Prime plus 1.25% with a floor of 5.5%.

(2)	Consists of various three-year capital leases for property and equipment at an overall average annual interest rate of 7.82%.

(3)	Consists of operating leases for our facilities and office equipment that expire at various times through 2009.

(4)	Consists of commitments to purchase third-party licenses and player terminals.

(5)	Represents the expected future payments due, based on life expectancy tables, to Gordon Graves for his non-compete agreement entered into under his Employment Agreement.

(6)	Represents commitments for payments toward development and construction and/or expansion of tribal gaming facilities. For purposes of this table, cash obligations under development agreements are considered payable over the next twelve months, although the actual timing of the payments may extend beyond twelve months, depending on the number and schedule of development projects ongoing at any given time.

During the nine months ended June 30, 2004, we generated $23.4 million in cash from our operations, compared to $22.8 million during the same period of 2003. This $626,000 increase in cash generated from operations over the prior period was primarily the result of the payment timing related to purchases of inventory and accounts payable, as well as the timing of accounts receivable collections.

Cash used in investing activities increased to $40.4 million in the nine months ended June 30, 2004, from $25.8 million in the same period of 2003. The increase resulted from a $10.5 million increase in cash capital expenditures, to $31.5 million for the nine months ended June 30, 2004, from $21.0 million in the same period of fiscal 2003. This amount, combined with net amounts of $9.4 million, advanced under development agreements in the first, second and third quarter of fiscal 2004, compared to $4.8 million advanced in the first, second and third quarter of fiscal 2003, accounted for the overall increase. During the nine months ended June 30, 2004, additions to property and equipment consisted of:

	Cash Capital Expenses	Financed Capital Expenses	Non Cash Transfer of Inventory	Total Additions to PPE
Player terminal and gaming equipment	$18,806	$3,326	$11,644	$33,776
Equipment and third-party software for NY Lottery	1,754	2,929	—	4,683
Tribal gaming facilities and portable buildings	7,895	—	—	7,895
Internally developed software	1,843	—	—	1,843
Other	1,169	328	—	1,497

Total	$31,467	$6,583	$11,644	$49,694

Cash provided by financing activities for the nine months ended June 30, 2004 was $20.3 million, compared to $6.7 million in the same period of 2003. For the nine months ended June 30, 2004, we collected $18.1 million from the exercise of warrants and options and the related tax benefit, compared to $2.9 million in the same period of fiscal 2003. Cash flow provided by financing activities for the nine months ended June 30, 2004 also included proceeds from long-term debt of $7.7 million, drawn on the term loans under our credit facility described below.

Our projected capital expenditures for the next year will consist of player terminals and POSTs and related gaming equipment placed with customers under participation arrangements, and will include substantial capital outlays in connection with the joint development of new and expanded tribal gaming facilities, for the build-out of the central system at certain racetracks for the New York Lottery project described in further detail below, and may include substantial capital expenditures in connection with potential acquisitions. In our strategy to partner with current and prospective customers to jointly develop tribal gaming facilities that will house our player terminals, and in pursuing any potential acquisitions, we may make expenditures that could significantly affect our cash flow and liquidity, and use a significant portion of both our cash flow from operations and any proceeds we receive from debt or equity financing we might undertake. Our total capital expenditures will depend upon the number of player terminals that we are able to place in service during the year, and the number and size of tribal gaming facilities we choose to develop. Additional capital expenditures will be required for player terminals if we are successful in introducing our games into new markets. In addition to manufacturing our own, we also purchase player terminals from Bally and WMS, and licenses from Bally, WMS and Mikohn.

In May 2002, the New York Lottery notified us that it had selected us as the winning vendor to provide the central system for video lottery games to be operated at certain New York State racetracks. In December 2002, we executed a definitive agreement to provide the central system, and submitted it to the New York Lottery. In April 2003, a final approved and signed contract was obtained from the New York State Comptroller and Attorney General. During January 2003, we secured $12.0 million in vendor-based financing to lease equipment for the New York Lottery project and the build-out of the central system. As of June 30, 2004, we had acquired $12.5 million of the anticipated $18.5 million in equipment and third-party software required to develop, produce and implement the central system.

To date, we have entered into development agreements (further described under “PART I – Item 1. Financial Statements – Summary of Significant Accounting Policies”) with our customers to provide up to $98.1 million towards the construction and or remodel of eleven tribal gaming facilities. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the hold to be used for repayment of some or all of the advances. As of June 30, 2004, we had advanced a total of $29.2 million under such agreements, and expect to advance the remaining $68.9 million over the next twelve to eighteen months.

Our debt structure consists of a credit facility, which provides us with a $20.0 million term loan facility, or Term Loan, and a $5.0 million revolving credit line, or the Revolver. The Term Loan can be drawn under three tranches based upon our unfinanced capital expenditures, beginning in June 2003 and closing six months apart. The Term Loan matures in June 2006, bears interest at a rate of Prime plus 1.25%, which was 5.75% as of June 30, 2004, and has a floor of 5.5%. At June 30, 2004, we had drawn $10.2 million under the first two tranches of the Term Loan. The Revolver provides us with up to $5.0 million for working capital needs, which is limited by a borrowing base comprised of certain of our accounts receivable and inventory, and bears interest at a rate of Prime plus 1.25%, and has a commitment fee based on the daily average of the unborrowed commitment. The Revolver matures in June 2005. As of June 30, 2004, the borrowing base provided for $5.0 million in availability; however, there were no outstanding borrowings under the Revolver. In addition, $1.0 million of the $5.0 million available under the Revolver has been reserved for a letter of credit in connection with our New York Lottery operations.

The credit facility contains customary financial and operational covenants, and is collateralized by substantially all our assets. We were in compliance with these covenants as of June 30, 2004.

We believe that our existing cash and cash equivalents, cash provided from our operations and amounts available under our credit facility can sustain our current operations, which could include a portion of the financing required from us in connection with our joint development agreements, dependent upon the number and schedule of development projects ongoing at any given time. However, our performance and financial results are, to a certain extent, subject to general conditions in or affecting the Native American gaming industry, and to general economic, political, financial, competitive and regulatory factors beyond our control. If our business does not continue to generate cash flow at current levels, or if the level of funding required in connection with our joint development agreements is greater or proceeds at a pace faster than anticipated, we may need to raise additional financing. We may also need additional financing as a result of entering into new joint development agreements. In order to meet these potential additional capital requirements, we negotiated an increase in the available credit under our existing credit facility. However, this additional credit from our current lender may not be sufficient. Other sources of such additional financing might include additional bank debt or the public or private sale of equity or debt securities. However, sufficient funds may not be available on terms acceptable to us or at all, from these sources or any others to enable us to make necessary capital expenditures and to make discretionary investments in the future.

Stock Repurchase Authorizations

Our board of directors authorized us to repurchase 900,000 shares of our common stock, effective April 2000, and an additional 3,000,000 shares of our common stock, effective September 2001. The timing and total number of shares repurchased will depend upon prevailing market conditions and other investment opportunities. During fiscal 2002 and 2001, we repurchased 1,212 and 1,663,730 shares of our common stock at an average cost of $14.17 and $3.16, respectively. No shares were repurchased on the open market during fiscal 2003. During fiscal 2003, we settled a stockholder’s notes receivable in exchange for 61,716 shares of our common stock, at their fair market value of $10.44 per share at the time of the exchange. During the nine months ended June 30, 2004, we received 22,546 shares of our common stock at a fair market value of $20.95 per share in consideration for stock options exercised by an employee, and we settled a stockholder’s notes receivable in exchange for 65,196 shares of our common stock at a fair market value of $24.52 per share.

At June 30, 2004, we had approximately 5.3 million options outstanding, with exercise prices ranging from $0.67 to $21.53 per share. At June 30, 2004, approximately 2.7 million of the outstanding options were exercisable.

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

FUTURE EXPECTATIONS AND FORWARD-LOOKING STATEMENTS

This Quarterly Report and the information incorporated herein by reference contains various “forward-looking statements” within the meaning of federal and state securities laws, including those identified or predicated by the words “believes,” “anticipates,” “expects,” “plans,” or similar expressions with forward – looking connotation. Such statements are subject to a number of risks and uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the uncertainties inherent to the outcome of any litigation of the type described in this Quarterly Report under “PART II–Item 1. Legal Proceedings,” trends and other expectations described in “PART I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” risk factors disclosed in our earnings and other press releases issued to the public from time to time as well as those other factors as described under “Certain Risk Factors” set forth below. Given these uncertainties, readers of this Quarterly Report are cautioned not to place undue reliance upon such statements.

CERTAIN RISK FACTORS

The following risk factors could materially and adversely affect our operating results and could cause actual events to differ materially from those predicted in any forward-looking statements related to our business.

We face legal and regulatory uncertainties that threaten our ability to conduct our business and to effectively compete in our Native American gaming markets, that increase our cost of doing business and that divert substantial management time away from our operations.

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

The Johnson Act broadly defines “gambling devices” to include any “machine or mechanical device” designed and manufactured “primarily” for use in connection with gambling, and that, when operated, delivers money or other property to a player “as the result of the application of an element of chance.” A government agency or court that literally applied this definition and did not give effect to subsequent congressional legislation, or to certain regulatory interpretations or judicial decisions, could determine that the manufacture and use of our electronic player terminals, and perhaps other key components of our Class II gaming systems that rely to some extent upon electronic equipment to run a game, are illegal. Our tribal customers could be subject to significant fines and penalties if it is ultimately determined they are offering an illegal game, and an adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for our business, operating results and prospects.

The market for electronic Class II player terminals and systems, from which we derive the substantial majority of our revenue, is subject to continuing ambiguity due to the difficulty of reconciling the Johnson Act’s broad definition of “gambling devices” with the provisions of IGRA that expressly make legal the play of bingo and tribes’ use of “electronic, computer, or other technological aids” in the play of bingo. Issues surrounding the classification of our games as Class II games that may generally be offered by our tribal customers without a state compact, or as Class III games that can only be offered by the tribes pursuant to such a compact, have affected our business in the past, and continue to do so. Government enforcement, regulatory action, judicial decisions, or the prospects or rumors thereof have in the past and will continue to affect our business, operating results and prospects. Although some of our games have been reviewed and approved as legal, Class II, games by the NIGC, we have placed and continue to derive revenue from a significant number of player terminals that have not been so approved. Our business and operating results would likely be adversely affected, at least in the short term, by any significant regulatory enforcement action involving our games. The trading price of our common stock has in the past and may in the future be subject to significant fluctuations based upon market perceptions of the legal status of our products.

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

We also face risks from a lack of regulatory or judicial enforcement action. In particular, we believe we have lost market share to competitors who offer games that do not appear to comply with published regulatory restrictions on Class II games, and thereby offer faster play than, or features not available in our products. To the extent enforcement agencies such as the DOJ or NIGC permit tribes to offer these games, rather than ours, our market share, revenue and operating results may suffer.

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

In addition to the risks described above, regulatory uncertainty increases our cost of doing business. We dedicate significant time and incur significant expense on new game development without any assurance that the NIGC, the DOJ or other federal, state or local agencies or Native American gaming commissions will agree that our games meet applicable regulatory requirements. We also devote significant time and expense to dealing with federal, state and Native American agencies having jurisdiction over Native American gaming, and in complying with the various regulatory regimes that govern our business. In addition, we are constantly monitoring new and proposed laws and regulations, or changes to such laws and regulations, and in assessing the possible impact upon us, our customers and our markets.

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

For the nine months ended June 30, 2004, two tribes in Oklahoma accounted for approximately 34% and 12% of our net gaming revenues. Approximately 69% of our net gaming revenues for the nine months ended June 30, 2004 were from Native American tribes located in Oklahoma. The significant concentration of our customers in Oklahoma means that local economic changes may adversely affect our customers, and therefore our business, disproportionately to changes in national economic conditions, including more sudden adverse economic declines or slower economic recovery from prior declines. The loss of any of our Oklahoma tribes as customers would have a material and adverse effect upon our financial condition and results of operations. In addition, the pending legislation allowing tribal-state compacts in Oklahoma could result in increased competition from other vendors, who we believe have avoided entry into the Class II market due to its uncertain and ambiguous legal environment. The new legislation allows for other types of gaming, both at tribal gaming facilities and at Oklahoma’s racetracks. The loss of significant market share to these new gaming opportunities or our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.

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

In February 2004, legislation authorizing certain forms of gaming at racetracks and additional types of games at tribal gaming facilities in the state, or the Bill, was approved in Oklahoma. The Bill was originally scheduled to become effective 90 days after the end of the current legislative session, which expired at the end of May 2004. However, in May 2004, the Bill was repealed by the Oklahoma Legislature and substitute legislation was passed by both the Oklahoma Senate and House that requires a statewide referendum in November 2004. Certain groups opposed to the legislation have vowed both to fight the new bills and to attempt to delay enactment of the new legislation. As a result, we are unable to determine when or if any new legislation authorizing certain forms of gaming at Oklahoma racetracks and additional types of games at tribal gaming facilities will become effective.

The majority of our revenue is generated from the placement of Class II gaming systems with tribal customers who are not currently parties to any state compact that would permit them to offer Class III games. Although the proposed Oklahoma compact specifically excludes “slot machines,” the new legislation will permit tribes in

Oklahoma who enter into a compact with the state to offer games other than the Class II games we have historically offered in that state, including video poker and certain table games. Although we believe the new legislation will enable us to offer a broader range of games to our tribal customers in Oklahoma, we also expect the new legislation will bring intensified competition into the Oklahoma market, including new competition from credible gaming industry participants that to date have only had a limited presence in that market. In addition, we are experiencing an extended period of uncertainty relative to enforcement of existing restrictions on non-Class II devices, which is forcing us to continue to compete against games that do not appear to comply with published regulatory restrictions on Class II games. As a result of this increased competition in Oklahoma, we have and may continue to experience pressure on our pricing model. New opportunities in the Oklahoma market resulting from the recent legislation may not develop as we anticipate, or may take longer to develop than we expected. Further, we may offer games similar to those games that do not appear to comply with published regulatory restrictions on Class II games in an effort to compete on an equal footing. These games may be the subject of enforcement actions against us.

We believe the establishment of a state compact depends on a number of political, social, and economic factors which are inherently difficult to ascertain. Accordingly, although we attempt to closely monitor state legislative developments that could affect our business, we may not be able to timely predict when or if a compact could be entered into by one or more of our tribal customers. Moreover, our business requires that we provide support for the economic interests of our tribal customers, and we may therefore be restricted from taking political action or positions in opposition to the adoption of a compact.

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

To date, we have entered into development agreements to jointly develop and provide financing to construct and or remodel eleven tribal gaming facilities. Under our development agreements, we secure a long-term revenue share percentage and a guaranteed percentage of the tribal gaming facilities’ available floor space in exchange for development and construction funding. Certain of the agreements contain performance standards for our player terminals that could allow the facility to reduce a portion of our guaranteed floor space. In connection with these advances, we could face liquidity pressure or a complete loss of our investment if a tribe does not timely pay any amounts owed to us from such funding. In addition, future NIGC decisions could affect our ability to place our games with these tribes. See “Certain Risk Factors – Enforcement of remedies or contracts against Native American tribes could be difficult.” In addition, the NIGC has recently expressed its view that our development agreement related to the WinStar Casino in Thackerville, Oklahoma, is a “management contract” subject to NIGC regulation, which presents additional risks for our business. See “Certain Risk Factors – Changes in regulation or regulatory interpretations could require us to modify the terms of our contracts with customers.”

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

Our growth strategy includes selling our games and technology into segments of the gaming industry other than Native American gaming, principally the charity and commercial bingo markets and new jurisdictions authorizing video lottery systems. These and other non-Native American gaming opportunities are not currently subject to a nationwide regulatory system such as the one created by IGRA to regulate Native American gaming, so regulation is on a state-by-state, and sometimes a county-by-county basis. In addition, federal laws relating to gaming, such as the Johnson Act, which regulates slot machines and similar gambling devices, would also apply to new video lottery jurisdictions, absent authorized state law exemptions.

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

Generally, our selling of games and technology into new market segments involves a number of uncertainties, including:

•	Whether our resources and expertise will enable us to effectively operate and grow in such new markets;

•	Whether our internal processes and controls will continue to function effectively within these new segments;

•	Whether we have enough experience to accurately predict revenues and expenses in these new segments; and

•	Whether the diversion of management attention and resources from our traditional business, caused by entering into new market segments, will have harmful effects on our traditional business.

We believe transactions with existing and future customers may be more complex than transactions entered into currently. As a result, we may enter into more complicated business and contractual relationships with customers which, in turn, can engender increased complexity in the related financial accounting. As a result, the timing of actual revenue recognition may differ from our forecast.

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

We compete with other vendors for customers, primarily on the basis of the amount of profit our gaming products generate for our customers in relation to other vendors’ gaming products. We believe that the most important factor influencing our customers’ product selection is the appeal of those products to end users. This appeal has a direct effect on the volume of play by end users, and drives the amount of revenues generated for and by our customers. Our ability to remain competitive depends primarily on our ability to continuously develop new game themes and systems that appeal to end users, and to introduce those game themes and systems in a timely manner. See “Certain Risk Factors – Our future performance will depend on our ability to develop and introduce new games and enhancements to existing games that are widely accepted and played.” We may not be able to continue to develop and introduce appealing new game themes and systems that meet the emerging requirements in a timely manner, or at all. In addition, others may independently develop games similar to our games, and competitors may introduce non-compliant games that unfairly compete in certain markets due to uneven regulatory enforcement policies.

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

We have obtained all state licenses, lottery board licenses, Native American gaming commission licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our gaming activities. These include a license from Washington State to sell Class III video lottery systems, and licenses from the lottery boards of Texas, Louisiana, Mississippi, New York and the District of Columbia. The Louisiana Department of Revenue as well as the Mississippi Gaming Commission have also issued licenses to us and licenses from all applicable Native American gaming commissions. We may require new licenses, permits and approvals in the future, and such licenses, permits or approvals may not be granted to us. The suspension, revocation, non-renewal or limitation of any of our licenses would have a material adverse effect on our business, financial condition and results of operations.

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

Except as described below, the NIGC has considered the provisions of the agreements under which we provide our Class II games, equipment and services to our Native American customers, and has determined that these agreements are “service agreements” and are not “management contracts.” Management contracts are subject to additional regulatory requirements and oversight, including pre-approval by the NIGC, that could result in delays in providing our products and services to customers, as well as divert customers to our competitors.

On April 23, 2004, we reported that the acting General Counsel of the NIGC had issued a letter to us and one of our tribal customers opining that our development agreement regarding the WinStar Casino in Thackerville, Oklahoma constitutes a “management contract.” The authority of the NIGC to review and approve gaming related contracts is limited to management contracts and related collateral agreements. According to the acting General Counsel, the performance of any planning, organizing, directing, coordinating or controlling with respect to any part of a gaming operation constitutes “management” for purposes of determining whether an agreement for any of these activities is a management contract. We have expressed our disagreement with the acting General Counsel’s interpretation, and our belief that her view of “management” is broader than was intended by Congress. We also believe that the acting General Counsel’s opinion may be based in part on collateral agreements that we provided to the NIGC in error and that are not presently in effect. We, along with certain tribal customers, have submitted additional information and documents related to the development agreements for review by the NIGC. If certain of our development agreements are finally determined to be management contracts, there could be material adverse consequences to us. In that event, we may be required to modify the terms of such agreements. Such modification may adversely affect the terms on which we conduct business and significantly impact our financial condition and results of operations from this agreement and from other development agreements that may be similarly interpreted by the NIGC.

Our contracts could be subject to further review at any time. Any further review of these agreements by the NIGC could require substantial modification to our agreements, or result in their redesignation as “management contracts,” either of which could materially and adversely affect the terms on which we conduct our business.

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

Our business prospects and future success rely heavily upon the integrity of our employees and executives and the security of our gaming systems.

The integrity and security of our gaming systems is critical to its ability to attract customers and players. We strive to set exacting standards of personal integrity for our employees and system security for the gaming systems that we provide to our customers. Our reputation in this regard is an important factor in our business dealings with our current and potential customers. For this reason, an allegation or a finding of improper conduct on our part of one or more of our employees that is attributable to us, or an actual or alleged system security defect or failure attributable to us, could have a material adverse effect upon our business, financial condition, results and prospects, including our ability to retain existing contracts or obtain new or renewal contracts.

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

In addition, our agreement with the New York State Division of the Lottery permits termination of the contract at any time for failure by us or our system to perform properly. We were also required to post a performance bond to secure our performance under such contract. Failure to perform under this or similar contracts could result in substantial monetary damages, as well as contract termination.

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

In June 2003, we entered into a credit facility to provide us with additional liquidity to meet our short-term financing needs, as further described under “PART I – Item 1. Financial Statements – Significant Accounting Policies – Credit Facility, Long-term Debt and Capital Leases.” Pursuant to the credit facility, we may borrow up to a total of $25 million under a $20 million term loan and a $5 million revolving line of credit. The entire credit facility bears an adjustable interest rate of Prime plus 1.25% with a floor of 5.5%.

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

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in reaching a reasonable level of assurance of achieving management’s desired controls and procedures objectives.

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

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

See Exhibit Index.

(b)	Reports on Form 8-K

During the quarter ended June 30, 2004, we filed the following reports on Form 8-K:

Date 8-K Filed	Item(s) Reported
April 1, 2004	Item 9

May 3, 2004	Items 7 and 12

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2004	Multimedia Games, Inc.

	By:	/s/ CRAIG S. NOUIS†
Craig S. Nouis Chief Financial Officer

†	Mr. Nouis is signing as an authorized officer and as our principal financial officer and chief accounting officer.

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION

3.1	Amended and Restated Articles of Incorporation	(1)

3.2	Amendment to Articles of Incorporation	(10)

3.3	Amended and Restated Bylaws	(2)

10.1	Form of Integrated Gaming Services Agreement	(3)

10.2	1994 Employee Stock Option Plan	(3)

10.3	1994 Director Stock Option Plan	(3)

10.4	1996 Stock Incentive Plan, as amended	(4)

10.5	1998 President’s Plan	(5)

10.6	1998 Senior Executive Stock Option Plan	(5)

10.7	2000 Stock Option Plan	(5)

10.8	2001 Stock Option Plan	(6)

10.9	Stockholder Rights Plan	(7)

10.9	2002 Stock Option Plan	(8)

10.10	Employment Agreement executed March 26, 2003 between the Company and Gordon Graves	(8)

10.11	2003 Outside Directors Stock Option Plan	(9)

10.12	Loan and Security Agreement between the Company and Comerica Bank	(10)

10.13	First Amendment to Loan and Security Agreement between the Company and Comerica Bank	(10)

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)

31.2	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)

32.1	Certification Pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes Oxley Act of 2002	(*)

(1)	Indicates incorporated by reference to our Form 10-QSB filed with the Commission for the quarter ended March 31, 1997.

(2)	Indicates incorporated by reference to our Form 10-K filed with the Commission for the fiscal year ended September 30, 2003.

(3)	Indicates incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1994.

(4)	Indicates incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1996.

(5)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on December 1, 2000.

(6)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on October 18, 2002 (File No. 333-100611.)

(7)	Incorporated by reference to our Registration Statement on Form 8-A, filed with the Commission on October 23, 1998.

(8)	Incorporated by reference to our Form 10-Q filed with the Commission for the quarter ended March 31, 2003.

(9)	Incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed with the Commission on January 6, 2004.

(10)	Incorporated by reference to our Form 10-Q filed with the Commission for the quarter ended December 31, 2003.

(*)	Filed herewith.