Form 10-K/A
period 2004-09-30
MULTIMEDIA GAMES INC
filed 2005-01-26
CIK 896400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Multimedia Games, Inc. (“Multimedia”) is filing this Amendment No. 1 to its Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on December 14, 2004 (the “Original 10-K”), to: (i) include certain information regarding Multimedia’s EBITDA for twelve-month periods ended September 30, 2004, 2003, 2002, 2001 and 2000 at the end of the Section captioned “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation;” and (ii) correct minor typographical and grammatical errors throughout the filing. This Amendment No. 1 does not reflect any events occurring after the filing date of the Original 10-K, or otherwise modify or update any of the information contained therein.

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

We provide proprietary content that has been designed and developed by us for our gaming systems. We also market game themes we have licensed from others.

We market ancillary products such as back office systems, player tracking systems, slot accounting systems, slot management systems and slot monitoring systems to gaming operators, domestic and international lotteries and regulators. In addition, we market certain proprietary and nonproprietary hardware products that are used in conjunction with our systems.

Our gaming systems typically operate across proprietary local-area and wide-area broadband networks. We provide linked interactive Class II gaming to our tribal customers via nationwide, broadband telecommunications network. Player terminals in the Class II gaming market are typically interconnected within a gaming facility and to other facilities via fiber optic and telephonic networks, thereby enabling players to simultaneously participate in the same game and to compete against one another to win common pooled prizes. In the charity bingo market, player terminals are typically only interconnected within the gaming facility where the player terminals are located. With the exception of linked progressives, both Class III Native American casinos and traditional commercial casinos normally operate only intrafacility gaming.

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

We offer intrafacility linked Class III video lottery systems and POSTs to Native American customers in Washington State. The majority of our Class III POSTs are sold for an up-front purchase price, and we also receive back-office fees based on a percentage of the hold per day generated by each terminal. In addition, we offer Class III POSTs under both rental and lease-purchase programs. As of September 30, 2004, we had 3,583 Class III POSTs running on our central determinant system, an increase of approximately 26% from the 2,851 Class III POSTs installed as of September 30, 2003. As of September 30, 2004, our Class III POSTs were located in 13 gaming facilities in Washington State.

In December 2003, we installed the first POSTs for our new Tribal Instant Lottery Game, or TILG, in California. The new one-touch game is based on a simulated scratch-off lottery ticket, and employs our central determinant system technology.

Charity Gaming. We design, develop and in some cases may operate gaming systems for charity gaming. Charity bingo and other forms of charity gaming are operated by or for the benefit of nonprofit organizations for charitable, educational and other lawful purposes. This and other forms of non-Native American gaming are not currently subject to a federal regulatory system such as the one created by IGRA to regulate Native American gaming. Regulation of charity gaming is vested with each individual state, and in some states, regulatory authority is delegated to county or municipal governmental units. In addition, certain federal laws relating to gaming, such as the Johnson Act and the Wire Act, which regulate interstate gaming and the interstate transportation or illegal operation of slot machines and similar gambling devices, also apply to new video lottery jurisdictions, absent the passage of enabling legislation of constitutional amendments by a state.

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

Our Strategy

Our strategy is to leverage our position as a dominant supplier of central determinant driven, online gaming systems and an operator of linked, interactive electronic gaming systems and content to place systems and player terminals in the rapidly evolving and growing Native American, charity, video lottery and other domestic and international gaming markets. By doing so, we will increase our revenues, diversify our revenue sources, and expand the number of jurisdictions in which we conduct business. In addition, we plan to use our expertise and technology to develop new products and expand into other new markets for interactive gaming. Our strategies include the following:

Expand our installed base with new and existing customers, and enhance our customer relationships and market position through joint development efforts. We seek to continue our growth in our customer base and to place units with new customers to expand our installed base of linked terminals through development agreements. Pursuant to these agreements, we advance funds for the construction of new gaming facilities or for the expansion of existing facilities. These agreements provide for repayment of some or all of the amounts advanced. In return, we receive certain contractual commitments regarding the placement of player terminals at the gaming facility. As of September 30, 2004, five facilities covered under our development agreements were operating, and we had signed agreements which covered an additional six facilities for an aggregate outstanding commitment to advance approximately $42.5 million.

Exploit the potential expansion of additional domestic video lottery jurisdictions. We currently provide video lottery technologies to Native American tribes in the states of Washington and California. There are also ongoing legislative initiatives in a number of other states that, if successful, would permit the play of video lottery games in new jurisdictions. For example, New York adopted legislation authorizing the placement of POSTs at eight race tracks located in New York State. In May 2002, the New York Lottery notified us that we had been selected as the winning vendor to provide the central operating system for its video lottery system; currently, four of the eight tracks are in operation. We believe we were selected over our competition primarily on the basis of our system’s technological attributes, as well as its flexibility and cost effectiveness. As a result, we anticipate that we will be able to achieve future growth in the video lottery market by leveraging our experience in the states of Washington, California and New York, our leadership in technologically advanced game and system design, and our ability to rapidly adapt our game and system technology to satisfy emerging regulatory requirements.

Continue expansion in the charity gaming market. There are ongoing legislative initiatives in a number of jurisdictions that, if successful, we believe would allow the use of our technology in charity gaming facilities in those jurisdictions. We currently supply systems and/or player terminals to charity operators in Alabama and Louisiana that are authorized to conduct bingo games on behalf of certain nonprofit organizations. As of September 30, 2004, we had installed a total of 2,237 player terminals in the charity gaming market. If similar legislative initiatives are successful in other markets, we believe we will be able to expand into new and evolving markets by building upon our existing gaming system and bingo gaming technology, infrastructure, product base and regulatory expertise.

Develop new products for emerging international markets for charity and commercial interactive, player-against-player gaming. Bingo or similar forms of player-against-player gaming is authorized in more than 100 countries. In a number of these jurisdictions, government regulators and/or legislators are considering expanding the types and forms of authorized gaming. We plans to leverage our success as a system provider and operator of player-against-player gaming in Class II Native American and domestic charity gaming to enter these evolving international markets.

Develop new products for emerging markets for interactive and conventional gaming for commercial and Native American Class III Casinos. We plan to market a variety of new gaming platforms, new proprietary content, and new innovative gaming systems, as well as proprietary “stand-alone” gaming terminals to both the Native American Class III casino and the conventional casino markets.

Develop new system-based products for domestic and international operators and regulators of lotteries. As a result of the expansion of gaming, and as new forms of gaming are approved in new jurisdictions, regulators and governmental agencies are procuring new systems and tools to facilitate the control and/or monitoring of gaming operations. We plan to leverage our core systems, accounting, database, encrypted communication, interoperability, data center, network operation center and gaming system operations capabilities to develop proprietary products to facilitate the regulators’ performing their oversight responsibilities.

Our Competitive Strengths

We intend to execute our strategy by leveraging on our competitive strengths, which include:

•	Years of experience and success as a proven operator of mission-critical, high-availability, large-scale transactional processing gaming systems. We have been operating central determinant driven, cashless payment systems, player-against-player gaming systems since 1989. Utilizing data centers and network operation centers at multiple locations, we currently operate and/or support seven different gaming systems facilitating gaming operations at over a hundred different facilities. We believe that our long-term experience as an operator of various types of gaming systems is unmatched by any other service provider in the gaming industry, and plan to leverage this valuable experience to obtain new contracts to operate additional gaming systems in new jurisdictions.

•	Experience providing server-based central determinant games. Since our inception, we have focused on a type of gaming that has come to be known within the gaming industry as server-based central determinant gaming. Many industry-leading gaming companies have now recognized the power of this type of gaming system architecture, and many knowledgeable industry specialists believe that we are the technology leader in this form of gaming system architecture.

•	Leadership in network enabled gaming. We were one of the first operators of gaming systems to recognize the advantages of networked gaming and to embrace the use of both local area networks and wide area networks to enhance the entertainment value of the gaming experience. We currently operate the largest network of interfacility interactive central determinant gaming in North America. We believe that our experience in operating networked gaming will help us enter new markets in the future.

The technological flexibility of our gaming systems allows us to place player terminals, or POSTs, in multiple geographic locations, add new locations to our network without disrupting play on the network, and to provide a satisfying entertainment and gaming experience to the end user.

Superior technology, products, systems and services. Our technology-driven approach to our business has yielded what we believe are the most flexible and innovative gaming systems in the North American gaming industry. The advanced architecture of our gaming systems enable us to regularly launch new games that we believe appeal to the entertainment and gaming preferences of our end users. Our standard product offerings also include richly featured back-office systems, cashless payment systems, player tracking systems, accounting systems for gaming systems and slot/ video lottery floor management systems. We believe that our investment in and focus on the use of emerging technologies will help us procure additional non-commodity-priced business in the future.

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

Extensive and flexible content library. We currently offer our own proprietary game themes in our Class II and Class III libraries, and game themes developed through third-party license agreements. Through these agreements, we have access to a significant number of additional game themes with proven acceptance in a variety of gaming jurisdictions, and which we may use in both our Class II and Class III markets.

Our license agreements with WMS Gaming Inc., or WMS, Bally Gaming Inc., or Bally, Mikohn Gaming Corporation, or Mikohn, and Sigma Game Inc., or Sigma, allow us to use some of their most popular game themes, which have player-tested acceptance in other gaming markets. These games are offered in a variety of pay tables, prize distributions and currency denominations.

Utilizing our advanced game development tools and our software driven architecture, our team of game technology specialists can quickly and cost effectively adapt these game themes to the Class II, Class III, charity, video lottery and other gaming markets, and respond quickly to changing end-user preferences as well as changes in the requirements of applicable regulatory agencies.

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

Our Products and Services

Class II Games and Systems. We provide the Class II Native American gaming market with linked, interactive electronic games and related online systems and player terminals. These games, systems and player terminals include:

•	Flexible gaming systems that enable us to regularly launch new game engines;

•	Flexible gaming systems that enable us to operate games efficiently;

•	Flexible game engines that enable us to display the same underlying bingo game utilizing various game themes;

•	High-speed, interactive Class II bingo games and game themes we designed and developed that provide our end users with an entertaining gaming experience;

•	Player terminals linked via nationwide, broadband telecommunications network, thereby enabling us to rapidly build quorums and broaden participation in games run throughout the country, and monitor the performance of our network in real time;

•	Information services that allow our customers to monitor their gaming activities and to improve service to end users; and

•	Back-office, accounting and player tracking systems that help our customers optimize their earnings.

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

From 1989 through April 2003, we produced MegaBingo, a live bingo game that was broadcast via satellite into participating facilities, and utilized a live ball draw. MegaBingo was televised a couple of times per week at multiple bingo facilities throughout the U.S. The game enabled players to simultaneously view the live ball draw on television monitors located in the facility, and compete with players in other facilities in the same live game to win a large jackpot prize. We may resume play of a revised game that is similar in concept to MegaBingo.

In May 1996, we introduced our Legacy gaming system and its related family of game engines with the launch of MegaMania, the first online, interactive bingo game played on player terminals linked within a single facility; shortly thereafter, we began linking multiple facilities with one another via nationwide, broadband telecommunications network. When first introduced, a game of MegaMania took approximately two minutes to play. We used rotating shifts of teams of employees, working twenty-four hours per day, seven days a week, to manually draw bingo ball numbers from a bingo ball blower. The drawn numbers were then keyed into the network to appear simultaneously on multiple player terminals linked to the network and logged onto that game. Today, a game of MegaMania takes about one minute to play. In place of a bingo ball blower, we now use an electronic ball draw that randomly determines bingo numbers, which are instantly communicated over the network to player terminals. This new method has significantly increased the speed and reliability of the game, improved security, and significantly reduced overhead.

In January 2001, we introduced our New Generation gaming system and its related family of game engines with the launch of MegaNanza, a “bonanza-style” bingo game, where the bingo numbers are drawn before the bingo cards are purchased. We believe the faster pace facilitated by our New Generation gaming system enhances the entertainment and gaming experience of our end users, resulting in an overall increase in the number of end users playing our games.

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

We continually strive to improve the capabilities of our core gaming system. In November 2003, we introduced and began deploying our Gen4 gaming system, which enables us to operate games with complex bonus rounds, to operate real-time, interhall progressives and to provide better interoperability between gaming systems. Furthermore, our Gen4 gaming system allows us to operate multiple gaming engines within a single facility. This will be especially beneficial in certain Oklahoma facilities where the operators have decided to continue offering Class II games after they begin offering the new Class III games that are permitted under the compact.

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

We continuously monitor our network from our network operations center, headquartered in Austin, Texas, which enables us to identify disruptions or less-than-optimum network performance, as well as to gather valuable data regarding the playing habits and preferences of end users, and this data is then utilized in our game design efforts.

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

An end user who wishes to play our Class III POSTs in the state of Washington must open an account with the cashier in the facility and receive a card encoded with an account number and a personal identification number. The end user can then use the card to buy an electronic ticket at a POST, add money to the account at a point-of-sale terminal, or cash out the account.

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

In December 2003, we installed the first POSTs for our new Tribal Instant Lottery Game, or TILG, in California. The new one-touch game is based on a simulated scratch-off lottery ticket, and employs our central determinant system technology. Our customers in the state of California believe that the operation of the video lottery system is permitted under their compact; however, the Office of the Governor of the State of California has notified both the tribes and us that they do not believe that this system can be operated unless it is part of the 2,000 “device” limit outlined in the compact.

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

Research and development expenses increased by 35.1% to $3.4 million for the three months ended September 30, 2004, from $2.5 million for the comparable period in the prior fiscal year. For the year ended September 30, 2004, research and development expenses increased by 23.3% to $12.3 million, from $10.0 million for the same period of 2003. This increase primarily resulted from an increased headcount in our development group, as we have focused our internal efforts on developing new gaming systems and game themes. We expect our research and development expenses to grow over the upcoming periods as we continue focusing on product development and adding development staff.

Gaming Contracts

Generally, all of our Class II and Class III gaming revenues are derived through contracts with our Native American customers. Our contracts typically run over multiple years, and can be terminated earlier under certain specified conditions. The contracts specify the quantity and type of player terminals to be installed and the terms of the rental or participation arrangement. There is also a limited waiver of sovereign immunity by each tribe that typically provides for the arbitration of any dispute under the contract, and the right to enforce any decision of the arbitrator by application to a federal or state court having jurisdiction. Under these contracts, we are also granted the right to enter the land of the Native American tribe for the purpose of removing our property under certain circumstances. See “Risk Factors – We do not rely upon the term of our customer contracts to retain the business of our customers,” and “- Enforcement of remedies or contracts against Native American tribes could be difficult.” Furthermore, the National Indian Gaming commission has recently expressed concern that some of our “forms of contract” may violate the spirit of the “sole proprietary interest” concept that is required to be written into all tribal gaming regulations.

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

Licenses

We are licensed by the state of Washington to conduct Class III gaming in that state, and we are licensed by the states of Texas, Louisiana, and Mississippi as a manufacturer of charitable gaming equipment. For Class II gaming, we are licensed by all of the relevant Native American gaming commissions that grant licenses pursuant to their gaming ordinances. We have sought and obtained determinations that our New Generation games are Class II gaming from each tribe’s gaming commission prior to the installation of the games in their facilities. We are also licensed by the state of New York for the purpose of providing the central-determinant-driven video lottery system operated at certain racetracks.

Competition

We currently compete in Native American Class II gaming markets with companies that are both larger and smaller than we are. In this market, we also compete with vendors of paper and electronic pull tabs, paper bingo, and card minders. We compete with other Class II vendors for customers, primarily on the basis of the amount of profit our gaming products generate for our customers in relation to other vendors’ gaming products. We believe that the most important factor influencing our customers’ product selection is the appeal of those products to end users. This appeal has a direct effect on the volume of play by end users, and drives the amount of revenue generated for and by our customers. Our ability to remain competitive depends primarily on our ability to continuously develop new game themes and systems that appeal to end users, and to introduce those game themes and systems in a timely manner. See “Risk Factors – Our future performance will depend on our ability to develop and introduce new gaming systems and to enhance existing games that are widely accepted and played.” We may not be able to continue to develop and introduce appealing new game themes and systems that meet the emerging requirements of Class II gaming in a timely manner, or at all. In addition, others may independently develop games similar to our Class II games, and competitors may introduce non-Class II games that unfairly compete in the Class II market due to uneven regulatory enforcement policies.

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

On April 23, 2004, we reported that the Acting General Counsel of the NIGC had issued a letter to us and one of our tribal customers opining that the our development agreement regarding the WinStar Casino in Thackerville, Oklahoma constituted a “management contract.” The authority of the NIGC to review and approve gaming-related contracts is limited to management contracts and related collateral agreements. According to the Acting General Counsel, the performance of any planning, organizing, directing, coordinating or controlling with respect to any part of a gaming operation constitutes “management” for purposes of determining whether an agreement for any of these activities is a management contract. We have expressed our disagreement with this interpretation by the Acting General Counsel, and our belief that her view of “management” is broader than was intended by Congress. We also believe that the Acting General Counsel’s opinion may have been based in part on collateral agreements we provided to the NIGC in error and that are not presently in effect. We, along with certain tribal customers, submitted additional information and documents related to the development agreements for review by the NIGC.

On December 1, 2004, we received a series of letters from the NIGC expressing the Commission’s concern that certain of our agreements violate the requirements of IGRA and tribal gaming regulations, which state that the Native American tribes hold the “sole proprietary interest” in the tribes’ gaming operations. In particular, the NIGC is concerned that our development agreements, whereby we advance development funds to our tribal customers in exchange for allocated floor space and a share of gaming revenue, create a “proprietary interest” of ours in the tribes’ gaming operations. As a result of its concern, the NIGC has requested that we and our tribal customers provide a written justification for the percentage of shared revenue specified in the subject agreements, which in the view of the NIGC exceeds the level permissible under a management agreement. The NIGC has also asked that we and our tribal customers provide an explanation why our arrangements do not result in our holding a proprietary interest in our tribal customers’ gaming operations. In addition, on December 1, 2004, we received a letter from the NIGC expressing the Commission’s concern that an Integrated Electronic Gaming Services Agreement with one of our customers, dated January 2000 and covering one of our Legacy games, constituted a management agreement. According to the Acting General Counsel, the performance of any planning, organizing, directing, coordinating or controlling, with respect to any part of a gaming operation, constitutes “management” for purposes of determining whether an agreement is a management contract, which requires NIGC approval. We are currently preparing our response to the NIGC’s requests.

If certain of our development agreements are finally determined to be management contracts or to create a “proprietary” interest of ours in tribal gaming operations, there could be material adverse consequences to us. In that event, we may be required, among other things, to modify the terms of such agreements. Such modification may adversely affect the terms on which we conduct business, and significantly impact our financial condition and results of operations from such agreements and from other development agreements that may be similarly interpreted by the NIGC.

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

On February 27, 2004, the Supreme Court declined to grant the DOJ’s Petitions for Writs of Certiorari. Although our machines were not the subject of the lawsuits, the DOJ’s arguments and reasoning appeared to encompass the machines offered by us for the Class II market. Since the Supreme Court declined to accept these cases for review, the lower courts’ decisions affirming the right of the tribes to offer games such as those manufactured and sold by us as legal “electronic aids” to bingo for the Class II market will continue to stand. We believe that for the immediate future, significant legal uncertainty has been eliminated concerning our ability to continue to offer Class II games played with the assistance of technological aids in our principal market. However, the elimination of this legal uncertainty may have contributed to increased competition from vendors currently in the Class III market who we believe have avoided entry into the Class II market due to the legal uncertainties described above.

Game Classification Standards. The NIGC has expressed concern that accelerated changes in gaming technology threaten to obscure the statutory distinction between permissible Class II technologic aids and Class III electronic facsimiles and slot machines. As a result, earlier this year the NIGC began a process to develop regulations that the NIGC believes will result in “clear, precise, objective and verifiable standards” distinguishing technologic aids from electronic facsimiles and slot machines.

On March 30, 2004, the NIGC established a Tribal Advisory Committee made up of tribal gaming operators and regulators nominated by tribal leaders. The purpose of the committee is to solicit their input on the various working drafts of the Class II game classification standards prepared by NIGC staff.

On September 30, 2004, the NIGC released its third draft of the game classification standards on its website, and for the first time invited comment by all interested parties, including tribal leaders, gaming operators and regulators, states, gaming vendors and manufacturers, in order to help the NIGC formulate the standards. Public comments were due on November 12, 2004, but that date was later extended to November 29, 2004.

According to the Chairman of the NIGC, all received comments are to be shared and discussed with the Tribal Advisory Committee and NIGC staff in developing subsequent preliminary drafts and formulating the Class II technical classification standards and procedures for publication in the Federal Register as a proposed NIGC rule.

After the proposed rule is published in the Federal Register, there will be a 60-day review and comment period for all tribes, as well as gaming manufacturers, and suppliers, and other interested persons. The final NIGC rule will be formulated and published in the Federal Register, and take effect only after all submitted tribal and public comments on the proposed rule are considered by the NIGC and its Tribal Advisory Committee.

During the 60-day comment period on the proposed rule, the NIGC intends to conduct one or more public hearings to receive public comments from tribal leaders and representatives and other interested persons regarding the merits of the proposed Class II technical standards and procedures set forth in the proposed rule.

It is anticipated that the proposed rule will be prepared and published in the Federal Register on or about January 26, 2005. After completion of the 60-day comment period and all public hearing(s) on the proposed rule, the NIGC plans to consult further with the Tribal Advisory Committee and other tribal leaders to complete formulation of the final rule. Under the current NIGC timeline, the NIGC expects the final rule to be published in the Federal Register and take effect in late June 2005.

Tribal-State Compacts. Native American tribes cannot offer Class III gaming unless, among other things, they are parties to compacts with the states in which they operate. The tribal-state compacts typically include provisions entitling the state to receive revenues from the income a tribe derives from Class III gaming activities. Although compacts are intended to document the agreement between the state and a tribe relative to permitted Class III gaming operations, they are agreements, and can be subject to interpretive and other ambiguity and disputes. Currently, we operate in three states where compacts significantly affect our business: California, Oklahoma, and Washington.

•	California. In December 2003, we began to offer TILG POSTs to tribal customers in California who are parties to compacts with the state. In November 2004, two of our tribal customers opened expanded facilities which increased the number of TILG POSTs substantially. In part, these compacts permit each tribe to offer gaming facilities with up to 2,000 gambling devices, and separately, permit the play of any video lottery machine that the state of California could legally offer. The state and our tribal customers are currently involved in a dispute over our TILG games, wherein the state asserts, among other things, that the TILG POSTs should be counted for purposes of determining that the tribe is offering only 2,000 machines in its facility. As a result of this dispute, we may be required to modify or remove our machines from the tribal facilities, among other risks to our business.

In California, our TILG POSTs are the subject of a dispute between the state of California and our tribal customers, which may result in significant modification or discontinuation of the play of these games.

•	Oklahoma. In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. This legislation was subject to approval in a statewide referendum, which was subsequently obtained in the November 2004 elections. The Oklahoma gaming legislation will allow the tribes to sign a compact with the state of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic skill games and non-house-banked blackjack games. In addition, certain horse tracks in Oklahoma will be allowed to operate a limited number of instant and “bonanza–style” bingo games and skill games. Three tribes and the state must sign the compact and the Bureau of Indian Affairs must approve the compact before the compact becomes effective. The compact could be effective and the tribes could begin operating the compacted games as soon as December 2004. All vendors placing games under the compact will ultimately be required to be licensed by the state of Oklahoma.

We believe the recently adopted Oklahoma legislation significantly clarifies and expands the types of gaming permitted by Native America tribes in that state. We currently expect continued intensified competition from vendors currently operating in Oklahoma, as well as new market entrants. As a result, we anticipate further pressure on our market and revenue share percentages in Oklahoma. In addition, in the immediate future, we expect continued regulatory uncertainty in Oklahoma. In particular, although we and other vendors may not begin to offer games enabled by the new legislation until state and tribal regulations, rules and specifications adopted pursuant to that legislation become final, certain other vendors and tribes may begin to offer new games prior to that time. It is unclear what, if any, regulatory enforcement action could or would be taken against tribes and vendors offering games not authorized by existing law but permitted under the newly adopted but not yet effective legislation.

•	Washington. In Washington State, we offer video lottery POSTs operated in conjunction with local central determinant systems, pursuant to compacts between the state and certain Native American tribes in that state. These compacts are recognized by IGRA to permit Class III gaming, which would otherwise be illegal.

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

Pursuant to IGRA, our tribal customers have adopted regulations requiring the tribe to have the “sole proprietary interest” in its gaming activities. We and certain of our customers have recently received correspondence from the NIGC expressing concern that our agreements with these customers create a “proprietary interest” in the tribes’ gaming operations. We are preparing a response to the NIGC addressing this issue. See “Governmental Regulation — Federal Regulation – Indian Gaming Regulatory Act.”

Charity Gaming. Charity bingo facilities are generally operated by nonprofit organizations for charitable, educational and other lawful purposes. Charity bingo is not currently subject to a nationwide regulatory system such as the one created by IGRA to regulate Native American gaming, so regulation is on a state-by-state, and sometimes a county-by-county basis. We currently offer charity bingo gaming systems in the state of Alabama pursuant to state and county regulations. We also offer games to certain operators in Louisiana.

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

The market for electronic Class II player terminals and systems is subject to continuing ambiguity due to the difficulty of reconciling the Johnson Act’s broad definition of “gambling devices” with the provisions of IGRA that expressly make legal the play of bingo and tribes’ use of “electronic, computer, or other technological aids” in the play of bingo. Issues surrounding the classification of our games as Class II games that may generally be offered by our tribal customers without a state compact, or as Class III games that can only be offered by the tribes pursuant to such a compact, have affected our business in the past, and continue to do so. Government enforcement, regulatory action, judicial decisions, or the prospects or rumors thereof have in the past and will continue to affect our business, operating results and prospects. Although some of our games have been reviewed and approved as legal Class II games by the NIGC, we have placed and continue to derive revenue from a significant number of player terminals running games that have not been so approved. Our business and operating results would likely be adversely affected, at least in the short term, by any significant regulatory enforcement action involving our games. The trading price of our common stock has in the past and may in the future be subject to significant fluctuations based upon market perceptions of the legal status of our products.

Native American gaming activities involving our games and systems are also subject to regulation by state and local authorities, to the extent such gaming activities constitute, or are perceived to constitute, Class III gaming. Class III gaming is illegal in most states unless conducted by a tribe pursuant to a compact between a tribe and the state in which the tribe is located. The Class III video lottery systems we offer, such as the systems and POSTs operating in Washington State, are subject to regulation by authorities in that state and to the terms of the compacts between the tribes offering such games and Washington State. Gaming activities under the new tribal-state compact in Oklahoma, when effective, will be subject to the terms of compacts between such tribes and the state of Oklahoma. In addition, the state of California has recently notified us that the state has determined that our TILG units constitute Class III gaming devices that are not permitted by the compacts between the state and tribes. California also asserts we may be obligated to cooperate with the state in removing or otherwise stopping the play of these games in California tribal facilities. We are currently working with our tribal customers in California, and plan to communicate with California gaming authorities to attempt to resolve the current regulatory uncertainty in that state. Regulatory interpretations and enforcement actions by state regulators, including, without limitation, actions by California authorities regarding our TILG product, could have significant and immediate adverse impacts on our business and operating results.

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

We also face risks from a lack of regulatory or judicial enforcement action. In particular, we believe we have lost market share to competitors who offer games that do not appear to comply with published regulatory restrictions on Class II games, and thereby offer features not available in our products. As a consequence of recently adopted gaming legislation in Oklahoma, we believe vendors with whom we compete, and some tribes operating gaming facilities in Oklahoma may increase deployment of these games in advance of final regulations required under the new legislation. To the extent tribes offer these games rather than ours, our market share, revenue and operating results may suffer.

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

In addition to the risks described above, regulatory uncertainty increases our cost of doing business. We dedicate significant time and incur significant expense on new game development without any assurance that the NIGC, the DOJ or other federal, state or local agencies or Native American gaming commissions will agree that our games meet applicable regulatory requirements. We also regularly invest in the development of new games, which may become irrelevant or noncompetitive before they are deployed. We devote significant time and expense to dealing with federal, state and Native American agencies having jurisdiction over Native American gaming, and in complying with the various regulatory regimes that govern our business. In addition, we are constantly monitoring new and proposed laws and regulations, or changes to such laws and regulations, and assessing the possible impact upon us, our customers and our markets.

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

Our growth strategy includes selling and/or licensing our systems, games and technology into segments of the gaming industry other than Native American gaming, principally the charity and commercial bingo markets, and new jurisdictions authorizing video lottery systems. These and other non-Native American gaming opportunities are not currently subject to a nationwide regulatory system such as the one created by IGRA to regulate Native American gaming, so regulation is on a state-by-state, and sometimes a county-by-county basis. In addition, federal laws relating to gaming, such as the Johnson Act, which regulates slot machines and similar gambling devices, apply to new video lottery jurisdictions, absent authorized state law exemptions.

As we expand into new markets, we expect to encounter business, legal and regulatory uncertainties similar to those we face in our Native American gaming business. Our strategy is to attempt to be an early entrant into new and evolving markets where the legal and regulatory environment may not be well settled or well understood. As a result, we may encounter legal and regulatory challenges that are difficult or impossible to foresee and which could result in unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. For example, we face business and legal risks in connection with a charity gaming project, in part due to uncertainty related to the state authorization of charity gaming in that jurisdiction. In California, our TILG POSTs are the subject of a dispute between the state of California and our tribal customers, which may result in significant modification or discontinuation of the play of those games.

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

Our historical revenue growth has been driven primarily by technological innovations to our gaming systems, and the increased size and use of our installed base of player terminals in the Class II market. Our future performance will depend primarily on our ability to successfully and cost-effectively enter new gaming markets and develop and introduce new and enhanced gaming systems and content that will be widely accepted both by our customers and their end users. We believe our business requires us to continually offer games and technology that play quickly and provide more entertainment value than those our competitors offer. However, consumer preferences can be difficult to predict, and we may offer new games or technologies that do not achieve market acceptance. In addition, we may experience future delays in game development, or we may not be successful in developing, introducing, and marketing new games or game enhancements on a timely and cost-effective basis. Furthermore, our new games may be subject to challenge by the NIGC, the DOJ, or some other regulatory or law enforcement agencies applicable to that particular game.

If we are unable, for technological, regulatory, political, financial, marketing or other reasons, to develop and introduce new games or enhancements of existing products in a timely manner in response to changing regulatory, legal or market conditions or customer requirements, or if new products or new versions of existing products do not achieve market acceptance, or if uneven enforcement policies cause us to continue facing competition from noncompliant games offered by some competitors, our business could be materially and adversely affected.

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

In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. This legislation was subject to approval in a statewide referendum, which was subsequently obtained in the November 2004 elections. The Oklahoma gaming legislation will allow the tribes to sign a compact with the state of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic “bonanza-style” bingo games, electronic skill games and non-house-banked blackjack games. In addition, certain horse tracks in Oklahoma will be allowed to operate a limited number of instant and “bonanza–style” bingo games and skill games. Three tribes and the state must sign the compact and the Bureau of Indian Affairs must approve the compact before it becomes effective. The compact could be effective and the tribes could begin operating the compacted games as soon as December 2004. All vendors placing games under the compact will ultimately be required to be licensed by the state of Oklahoma.

The majority of our revenue is generated from the placement of Class II gaming systems with tribal customers who are not currently parties to any state compact that would permit them to offer Class III games. We believe the recently adopted Oklahoma legislation significantly clarifies and expands the types of gaming permitted by Native American tribes in that state. We also expect the new legislation will bring intensified competition into the Oklahoma market, including new competition from credible gaming industry participants that to date have only had a limited presence in that market. In addition, we are experiencing an extended period of uncertainty relative to enforcement of existing restrictions on non-Class II devices, which is forcing us to continue to compete against games that do not appear to comply with published regulatory restrictions on Class II games. As a result of this increased competition in Oklahoma, we have and may continue to experience pressure on our pricing model. New opportunities in the Oklahoma market resulting from the recent legislation may not develop as we anticipate, or may take longer to develop than we expected. Further, we may offer games similar to those games that do not appear to comply with published regulatory restrictions on Class II games in an effort to compete on an equal footing. These games may be the subject of enforcement actions against us.

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

We compete with other vendors for customers, primarily on the basis of the amount of profit our gaming products generate for our customers in relation to other vendors’ gaming products. We believe that the most important factor influencing our customers’ product selection is the appeal of those products to end users. This appeal has a direct effect on the volume of play by end users, and drives the amount of revenues generated for and by our customers. Our ability to remain competitive depends primarily on our ability to continuously develop new game themes and systems that appeal to end users, and to introduce those game themes and systems in a timely manner. See “Certain Risk Factors – Our future performance will depend on our ability to develop and introduce new games and enhancements to existing games that are widely accepted and played.” We may not be able to continue to develop and introduce appealing new game themes and systems that meet the emerging requirements in a timely manner, or at all. In addition, others may independently develop games similar to our games, and competitors may introduce noncompliant games that unfairly compete in certain markets due to uneven regulatory enforcement policies. In addition, we have lost certain end users based upon our decision not to place predrawn games in the field that would be covered under the Oklahoma compact, but in advance of the effective date of the compact. After we are able to place the compacted games, it may take some time, if at all, to regain the players that we previously lost.

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

We have obtained all state licenses, lottery board licenses, Native American gaming commission licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our gaming activities. These include a license from Washington State to sell Class III video lottery systems, and licenses from the lottery boards of Texas, Louisiana, Mississippi and New York. The Louisiana Department of Revenue as well as the Mississippi Gaming Commission have also issued licenses to us, and we have received licenses from all applicable Native American gaming commissions. We may require new licenses, permits and approvals in the future, and such licenses, permits or approvals may not be granted to us. The suspension, revocation, nonrenewal or limitation of any of our licenses would have a material adverse effect on our business, financial condition and results of operations.

We may not be successful in protecting our intellectual property rights, or avoiding claims that we are infringing upon the intellectual property rights of others.

We rely upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect our proprietary rights and technology, but these laws and contractual provisions provide only limited protection. We rely to a greater extent upon proprietary know-how and continuing technological innovation to maintain our competitive position. Insofar as we rely on trade secrets, unpatented know-how and innovation, others may be able to independently develop similar technology, or our secrecy could be breached. The issuance of a patent to us does not necessarily mean that our technology does not infringe upon the intellectual property rights of others. As the Class II market grows and we enter into new markets by leveraging our existing technology, it becomes more and more likely that we will become subject to infringement claims from other parties. Problems with patents or other rights could increase the cost of our products, or delay or preclude new product development and commercialization. If infringement claims against us are valid, we may seek licenses that might not be available to us on acceptable terms or at all. Litigation would be costly and time consuming, but may become necessary to protect our proprietary rights or to defend against infringement claims. We could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others, or in asserting claims against others.

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

Our contracts with our customers are on a year-to-year or multi-year basis. Except for customers with whom we have entered into development agreements, we do not rely upon the stated term of our customer contracts to retain the business of our customers, as often noncontractual considerations unique to doing business in the Native American market override strict adherence to contractual provisions. We rely instead upon providing competitively superior player terminals, games and systems to give our customers the incentive to continue doing business with us. At any point in time, a significant portion of our business is subject to nonrenewal, and, if not renewed, would materially and adversely affect our earnings and financial condition.

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

Except as described below, the NIGC has considered the provisions of the agreements under which we provide our Class II games, equipment and services to our Native American customers, and has determined that these agreements are “service agreements” and are not “management contracts.” Management contracts are subject to additional regulatory requirements and oversight, including preapproval by the NIGC that could result in delays in providing our products and services to customers, as well as divert customers to our competitors.

On April 23, 2004, we reported that the Acting General Counsel of the NIGC had issued a letter to us and one of our tribal customers opining that our development agreement regarding the WinStar Casino in Thackerville, Oklahoma constituted a “management contract.” The authority of the NIGC to review and approve gaming-related contracts is limited to management contracts and related collateral agreements. According to the Acting General Counsel, the performance of any planning, organizing, directing, coordinating or controlling with respect to any part of a gaming operation constitutes “management” for purposes of determining whether an agreement for any of these activities is a management contract. We have expressed our disagreement with this interpretation by the Acting General Counsel, and our belief that her view of “management” is broader than was intended by Congress. We also believe that the Acting General Counsel’s opinion may have been based in part on collateral agreements we provided to the NIGC in error and that are not presently in effect. We, along with certain tribal customers, submitted additional information and documents related to the development agreements for review by the NIGC.

On December 1, 2004 we received a series of letters from the NIGC expressing the Commission’s concern that certain of our agreements violate the requirements of IGRA and tribal gaming regulations, which state that the Native American tribes hold the “sole proprietary interest” in the tribes’ gaming operations. In particular, the NIGC is concerned that our development agreements, whereby we advance development funds to our tribal customers in exchange for allocated floor space and a share of gaming revenue, create a “proprietary interest” of ours in the tribes’ gaming operations. As a result of its concern, the NIGC has requested that we and our tribal customers provide a written justification for the percentage of shared revenue specified in the subject agreements, which in the view of the NIGC exceeds the level permissible under a management agreement. The NIGC has also asked that we and our tribal customers provide an explanation why our arrangements do not result in our holding a proprietary interest in our tribal customers’ gaming operations. In addition, on December 1, 2004, we received a letter from the NIGC expressing the Commission’s concern that an Integrated Electronic Gaming Services Agreement with one of our customers, dated January 2000 and covering one of our Legacy games, constituted a management agreement. According to the Acting General Counsel, the performance of any planning, organizing, directing, coordinating or controlling, with respect to any part of a gaming operation, constitutes “management” for purposes of determining whether an agreement is a management contract, which requires NIGC approval. We are currently preparing our response to the NIGC’s requests.

If certain of our development agreements are finally determined to be management contracts or to create a “proprietary” interest of ours in tribal gaming operations, there could be material adverse consequences to us. In that event, we may be required, among other things, to modify the terms of such agreements. Such modification may adversely affect the terms on which we conduct business, and significantly impact our financial condition and results of operations from such agreement and from other development agreements that may be similarly interpreted by the NIGC.

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

Our contracts with Native American customers include a limited waiver of each tribe’s sovereign immunity, and generally provide that any dispute regarding interpretation, performance or enforcement shall be submitted to, and resolved by, arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and that any award, determination, order or relief resulting from such arbitration is binding and may be entered in any court having jurisdiction. In the event that such waiver of sovereign immunity is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a tribe. These rights and remedies include, but are not limited to, our right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract.

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

Certain of our contracts with our Native American customers relating to our Legacy system games provide that our customers receive, on a daily basis, an agreed percentage of gross gaming revenues based upon an assumed level of prize payouts, rather than the actual level of prize payouts. This can result in our paying our customers amounts greater than our customers’ percentage share of the actual hold per day. In addition, because the prizes awarded in our games are based upon assumptions as to the number of players in each game and statistical assumptions as to the frequency of winners, we may experience on any day, or over short periods of time, a “game deficit,” where the total aggregate amount of prizes paid exceeds aggregate game revenues. If we have to make any excess payments to customers, or experience a game deficit over any statistically relevant period of time, we are contractually entitled to adjust the rates of prize payout to end users in order to recover any deficit. In the future, we may miscalculate our statistical assumptions or, for other reasons, we may experience abnormally high rates of jackpot prize wins, which could materially and adversely affect our cash flow on a temporary or long-term basis, and which could materially and adversely affect our earnings and financial condition.

Our business prospects and future success rely heavily upon the integrity of our employees and executives and the security of our gaming systems.

The integrity and security of our gaming systems is critical to its ability to attract customers and players. We strive to set exacting standards of personal integrity for our employees, and system security for the gaming systems that we provide to our customers. Our reputation in this regard is an important factor in our business dealings with our current and potential customers. For this reason, an allegation or a finding of improper conduct on our part of one or more of our employees that is attributable to us, or an actual or alleged system security defect or failure attributable to us could have a material adverse effect upon our business, financial condition, results and prospects, including our ability to retain existing contracts or obtain new or renewal contracts.

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

In addition, we enter into certain agreements that could require us to pay damages resulting from loss of revenues if our systems are not properly functioning, or as a result of a system malfunction or an inaccurate pay table.

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

ITEM 2. Properties

We do not own any real property. As of September 30, 2004, we are under contract for the following leases:

	Square Feet	Monthly Rent	Expiration Date
Austin, Texas
Corporate Offices	67,761	$89,273	July 2010
Assembly and Warehouse Facilities	30,500	10,980	June 2005
Tulsa, Oklahoma
Operations and Sales Offices	7,445	8,376	February 2005
Warehouse	77,000	12,835	May 2005
Plano, Texas
Technology Offices	5,010	8,350	March 2008
Kent, Washington
Warehouse	9,453	4,000	July 2005
Albany, New York
Office Space	2,708	2,935	December 2009
Schenectady, New York
System Operations	1,690	1,775	September 2009

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

Diamond Games. We are a defendant in a lawsuit filed in the State Court in Oklahoma City, Oklahoma, alleging four causes of action: 1) Deceptive Trade Practices, 2) Unfair Competition, 3) Wrongful Interference with Diamond Games, Inc.’s Business and 4) Restraint of Trade. All of the theories of recovery arise out of Oklahoma state law. The essence of the case alleges that we offered MegaNanza and Reel Time Bingo to tribes in Oklahoma even though they were both allegedly illegal Class III games, which had a severe negative impact on Diamond Games’ market for their legal pull-tab game, Lucky Tab II. Also, the case alleges that our development agreements unfairly interfere with their ability to successfully conduct their business. Diamond Games is seeking unspecified damages and injunctive relief; however, we believe the claims of Diamond Games are without merit and intend to defend the case vigorously.

International Game Co. International Gamco, Inc., or Gamco, claiming certain rights in United States Patent No. 5,324,035, or the ‘035 Patent, brought suit against us in the United States District Court for the Southern District of California, claiming that our central determinant system, as operated in the New York State Lottery, infringes the ‘035 Patent. We currently sublicense the right to practice the technology stated in the ‘035 Patent in Native American gaming jurisdictions in the United States, pursuant to an agreement between us and Bally. Bally obtained the right to sublicense those rights to us from Oasis Technologies, Inc., or Oasis, a previous owner of the ‘035 Patent.

In the event that we desire to expand our rights beyond Native American gaming, the agreement provides us the option: (1) to pursue legal remedies to establish our rights independent of the Patent; or (2) to negotiate directly and enter into a separate agreement with Oasis for such rights, paying either a one-time license fee per jurisdiction, or a unit fee per gaming machine. Gamco claims to have acquired ownership of Oasis’ rights to the ‘035 Patent.

Prior to deployment of our central determinant system in New York, we undertook an analysis of the patent issues to determine whether or not our central determinant system infringed the claims of the ‘035 Patent. We determined that it did not infringe. Although continuing to assert that it did not infringe, we offered to enter into a license agreement with Gamco, who refused the offer and filed its complaint seeking injunctive relief, unspecified damages, and attorneys’ fees. We intend to vigorously defend this matter. Given the inherent uncertainties in any litigation, we are unable to make any prediction as to the outcome.

MegaNanza Litigation and Related NIGC Settlement Proceedings. On April 15, 2002, we received an Advisory Opinion from the Deputy General Counsel of the NIGC, stating that MegaNanza and its related family of games were Class III games as defined by IGRA. On April 18, 2002, we filed a lawsuit against the NIGC in the United States District Court for the Northern District of Oklahoma, seeking a judicial declaration that our MegaNanza family of games are Class II games. On June 14, 2002, the NIGC, represented by and acting through the DOJ, filed a motion to dismiss the case, claiming the court lacked jurisdiction on various procedural grounds. After the NIGC Commissioner issued a Notice of Violation, or NOV, to our largest customer on June 17, 2002, the court granted us a motion seeking the issuance of a temporary restraining order against the NIGC from taking any enforcement actions against any of our customers for playing MegaNanza. Notwithstanding the existence of the temporary restraining order against the NIGC, as a result of the issuance of the NOV, our largest MegaNanza customer and certain other customers discontinued playing MegaNanza, and requested that we install Reel Time Bingo in place of existing MegaNanza units. As a result of a settlement agreement, we stopped offering MegaNanza during June 2003.

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

On February 27, 2004, the Supreme Court declined to grant the DOJ’s Petitions for Writs of Certiorari. Although our machines were not the subject of the lawsuits, the DOJ’s arguments and reasoning appeared to encompass the machines offered by us for the Class II market. Since the Supreme Court declined to accept these cases for review, the lower courts’ decisions affirming the right of the tribes to offer games such as those manufactured and sold by us as legal “electronic aids” to bingo for the Class II market will continue to stand. We believe that for the immediate future, significant legal uncertainty has been eliminated concerning our ability to continue to offer Class II games played with the assistance of technological aids in our principal market. However, the elimination of this legal uncertainty could also result in increased competition from vendors currently in the Class III market who we believe have avoided entry into the Class II market due to the legal uncertainties described above.

Development Agreements. On April 23, 2004 we reported that the Acting General Counsel of the NIGC had issued a letter to us and one of our tribal customers opining that our development agreement regarding the WinStar Casino in Thackerville, Oklahoma constitutes a “management contract.” The authority of the NIGC to review and approve gaming-related contracts is limited to management contracts and related collateral agreements. According to the Acting General Counsel, the performance of any planning, organizing, directing, coordinating or controlling with respect to any part of a gaming operation constitutes “management” for purposes of determining whether an agreement for any of these activities is a management contract. We have expressed our disagreement with the Acting General Counsel’s interpretation, and our belief that her view of “management” is broader than was intended by Congress. We also believe that the Acting General Counsel’s opinion may be based in part on collateral agreements that we provided to the NIGC in error and that are not presently in effect.

On December 1, 2004 we received a series of letters from the NIGC expressing the Commission’s concern that certain of our agreements violate the requirements of IGRA and tribal gaming regulations, which state that the Native American tribes hold the “sole proprietary interest” in the tribes’ gaming operations. In particular, the NIGC is concerned that our development agreements, whereby we advance development funds to our tribal customers in exchange for allocated floor space and a share of gaming revenue, create a “proprietary interest” of ours in the tribes’ gaming operations. As a result of its concern, the NIGC has requested that we and our tribal customers provide a written justification for the percentage of shared revenue specified in the subject agreements, which in the view of the NIGC exceeds the level permissible under a management agreement. The NIGC has also asked that we and our tribal customers provide an explanation why our arrangements do not result in our holding a proprietary interest in our tribal customers’ gaming operations. In addition, on December 1, 2004, we received a letter from the NIGC expressing the Commission’s concern that an Integrated Electronic Gaming Services Agreement with one of our customers, dated January 2000 and covering one of our Legacy games, constituted a management agreement. According to the Acting General Counsel, the performance of any planning, organizing, directing, coordinating or controlling, with respect to any part of a gaming operation, constitutes “management” for purposes of determining whether an agreement is a management contract, which requires NIGC approval. We are currently preparing our response to the NIGC’s requests.

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

Our contracts could be subject to further review at any time. Any further review of these agreements by the NIGC, or alternative interpretations of applicable laws and regulations could require substantial modifications to those agreements, or result in their redesignation as “management contracts,” which could materially and adversely affect the terms on which we conduct business.

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

We have never declared or paid any cash dividends on our common stock. We intend to retain our earnings to finance growth and development, and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of any dividends on the Common Stock would be at the sole discretion of our Board of Directors, subject to the terms of our bank credit facility, our financial condition, capital requirements, future prospects and other factors deemed relevant.

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

ITEM 6. Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this Annual Report. Basic and diluted earnings per share have been restated to reflect our two-for-one stock split in February 2004.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a supplier of complex, mission-critical systems to the gaming segment of the entertainment industry. We design and develop linked, interactive, electronic gaming systems and related products that provide our customers with a comprehensive gaming system, and are marketed primarily to operators of Native American, charity and commercial gaming facilities, and to operators and/or regulators of domestic and international lotteries. Historically, we have focused our development and marketing efforts on Class II gaming systems and Class III video lottery systems used primarily by Native American tribes. We have recently focused our marketing efforts on the emerging charity markets in the U.S., and on domestic and international lottery jurisdictions.

We derive the majority of our gaming revenues from the placement of player terminals, POSTs and back-office equipment, which we collectively refer to as gaming systems, under participation arrangements, and to a lesser degree from the placement of POSTs in the Class III market in Washington State under lease-purchase or participation arrangements, and from the back-office fees generated by those video lottery systems. We also generate gaming revenues in return for providing the central determinant system for a network of POSTs operated by the New York State Division of the Lottery. A significantly smaller portion of our revenues is generated from the sale of POSTs and game licenses in the Class III market in Washington State, except for a relatively few periods during which market conditions result in a temporary increase in the number of POSTs sold during the period (e.g., the opening of a new casino, or a change in the law that allows existing casinos to increase the number of POSTs permitted under prior law.)

Class II Market

We derive our Class II gaming revenues primarily from participation arrangements with our Native American customers. Under participation arrangements, we retain ownership of the player terminals and gaming equipment installed at our customers’ tribal gaming facilities, and receive revenue based on a percentage of the hold per day generated by each gaming system. Our portion of the hold per day is reported by us as “Gaming revenue – Class II and represents the total amount that end users wager, less the total amount paid to end users for prizes and the amounts retained by the facilities for their share of the hold. Our historical revenue growth is a reflection of the increase in our installed base of player terminals in the Class II market, and the technological advances we have developed and implemented.

Our New Generation gaming system operates at a speed considerably faster than our Legacy system, generally resulting in end users’ playing a greater number of games on our New Generation system in the same amount of time. As a result of the faster speed of play and higher payout ratios, we believe that end users derive a higher level of satisfaction from playing our New Generation games. We believe that this enhanced satisfaction results in end users’ playing more games and for longer periods of time than on our Legacy system, resulting in higher play on our

New Generation system. In November 2003, we introduced and began deploying our Gen4 back-office system, which enables us to produce games with bonus rounds and wide-area progressives, provides more end-user enjoyment and also provides better networking capabilities among gaming systems. Furthermore, our Gen4 gaming system allows us to operate multiple gaming engines within a single facility. This will be especially beneficial in certain Oklahoma facilities where the operators have decided to continue offering Class II games after they begin offering the new Class III games that are permitted under the compact.

As the market grows, and the rules and regulations governing Class II gaming are clarified by court decisions and by improved rule-making procedures, we believe new competitors with significant gaming experience and financial resources will enter the Class II market. New tribal-state compacts, such as the Oklahoma gaming legislation, may also lead to increased competition from such competitors. In addition, we are experiencing an extended period of uncertainty relative to enforcement of existing restrictions on non-Class II devices, which is forcing us to continue to compete against games that do not appear to comply with published regulatory restrictions on Class II games. As a result of this increased competition in Oklahoma, we have and may continue to experience pressure on our pricing model, with the result that gaming providers are competing on the basis of price as well as the entertainment value and technological superiority of their products. While we will continue to compete by regularly introducing new and more entertaining games with technological enhancements that we believe will appeal to end users, we believe that the level of net revenue retained by our customers from their installed base of player terminals will become a more significant competitive factor, one that may require us to change the terms of our participation arrangements with customers. Consequently, we believe that a simple business model based upon the average hold per player terminal per day will become less relevant in predicting our performance, as our participation arrangements with customers become less standardized and more complex.

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

Amounts advanced that are in excess of those to be reimbursed by such tribes for real property and land improvements are allocated to an “other asset” and amortized over the life of the contract. Amounts advanced that relate to personal property owned by us and located at the tribal gaming facility are carried in our property and equipment, and depreciated over the estimated useful life of the asset.

In return for the amounts advanced by us, a percentage of the gaming facility’s floor space is guaranteed for our player terminals, and we receive a fixed percentage of the hold per day from those units over the term of the agreement. Certain of the agreements contain performance standards for our player terminals that could allow the facility to reduce a portion of our dedicated floor space. To date, we have entered into eleven development agreements, for an aggregate commitment to advance approximately $92.2 million. As of September 30, 2004, we had advanced a total of $49.7 million under such agreements, and expect to advance the remaining $42.5 million over the next twelve months.

We are in various stages of discussion with new and existing tribal customers to provide funding for similar opportunities under additional development agreements. For further discussion regarding our development agreements, see “PART 1 – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Certain Risk Factors.”

Recent Developments

Oklahoma Tribal-State Compact. In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. This legislation was subject to approval in a statewide referendum, which was subsequently obtained in the November 2004 elections. The Oklahoma gaming legislation will allow the tribes to sign a compact with the state of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic “bonanza-style” bingo games, electronic skill games and non-house-banked blackjack games. In addition, certain horse tracks in Oklahoma will be allowed to operate a limited number of instant and “bonanza–style” bingo games and skill games. Three tribes and the state must sign the compact, and the Bureau of Indian Affairs must approve the compact before the compact becomes effective. The compact could be effective and the tribes could begin operating the compacted games as soon as December 2004. All vendors placing games under the compact will ultimately be required to be licensed by the state of Oklahoma.

We believe the recently adopted Oklahoma legislation significantly clarifies and expands the types of gaming permitted by Native America tribes in that state. We currently expect continued intensified competition from vendors currently operating in Oklahoma, as well as new market entrants. As a result, we anticipate further pressure on our market and revenue share percentages in Oklahoma. In addition, in the immediate future, we expect continued regulatory uncertainty in Oklahoma. In particular, although we and other vendors may not begin to offer games enabled by the new legislation until state and tribal regulations, rules, and specifications adopted pursuant to that legislation become final, certain other vendors and tribes may begin to offer new games prior to that time. It is unclear what, if any, regulatory enforcement action could or would be taken against tribes and vendors offering games not authorized by existing law but permitted under the newly adopted but not yet effective legislation.

NIGC. On April 23, 2004 we reported that the Acting General Counsel of the NIGC had issued a letter to us and one of our tribal customers opining that our development agreement regarding the WinStar Casino in Thackerville, Oklahoma constitutes a “management contract.” The authority of the NIGC to review and approve gaming-related contracts is limited to management contracts and related collateral agreements. According to the Acting General Counsel, the performance of any planning, organizing, directing, coordinating or controlling with respect to any part of a gaming operation constitutes “management” for purposes of determining whether an agreement for any of these activities is a management contract. We have expressed our disagreement with the Acting General Counsel’s interpretation, and our belief that her view of management is broader than was intended by Congress. We also believe that the Acting General Counsel’s opinion may be based in part on collateral agreements that we provided to the NIGC in error and that are not presently in effect. We, along with certain tribal customers, have submitted additional information and documents related to our development agreements for review by the NIGC. If certain of our development agreements are finally determined to be management contracts, there could be material adverse consequences to us. In that event, we may be required to modify the terms of such agreements. Such modification may adversely affect the terms on which we conduct business, and significantly impact our financial condition and results of operations from such agreements and from other development agreements that may be similarly interpreted by the NIGC.

On December 1, 2004 we received a series of letters from the NIGC expressing the Commission’s concern that certain of our agreements violate the requirements of IGRA and tribal gaming regulations that the Native American tribe hold the “sole proprietary interest” in the tribes’ gaming operations. In particular, the NIGC is concerned that our development agreements, whereby we advance development funds to our tribal customers in exchange for allocated floor space and a share of gaming revenue, create a “proprietary interest” of ours in the tribes’ gaming operations. As a result of its concern, the NIGC has requested that we and our tribal customers provide a written justification for the percentage of shared revenue specified in the subject agreements, which in the view of the NIGC exceeds the level permissible under a management agreement. The NIGC has also asked that we and our tribal customers provide an explanation why our arrangements do not result in our holding a proprietary interest in our tribal customers’ gaming operations. In addition, on December 1, 2004, we received a letter from the NIGC expressing the Commission’s concern that an Electronic Gaming Services Agreement dated January 2000 with one of our customers, covering one of our Legacy games, constituted a management agreement. According to the Acting General Counsel, the performance of any planning, organizing, directing, coordinating or controlling, with respect to any part of a gaming operation, constitutes “management” for purposes of determining whether an agreement is a management contract, which requires NIGC approval. We are currently preparing our response to the NIGC’s requests.

If certain of our development agreements are finally determined to be management contracts or to create a “proprietary interest” of ours in tribal gaming operations, there could be material adverse consequences to us. In that event, we may be required, among other things, to modify the terms of such agreements. Such modification may adversely affect the terms on which we conduct business and significantly impact our financial condition and results of operations from such agreements and from other development agreements that may be similarly interpreted by the NIGC.

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

Historically, we entered into certain agreements with our tribal customers that, among other things, guaranteed certain prize payouts based upon attaining an assumed level of gross game receipts, and statistical assumptions as to the frequency of winners, and required customers to deposit a fixed percentage of gross gaming receipts in a depository account controlled by us. The depository account was used by us to reimburse prizes, prize fulfillment fees, insurance payments and bank fees. In these instances, we were essentially acting as a “bank” by managing prizes across multiple facilities on our network of electronic player terminals. Based on our role as a “bank,” we historically considered our role more as a principal than an agent, and reported the hold per day generated from our player terminals as revenue, and deducted amounts paid to or retained by facilities as “Allotments to facility operators.”

The vast majority of these arrangements have gone away over the past few years, prompting us to evaluate our revenue presentation.

Our current gaming arrangements typically do not guarantee prize payout levels, and require that only our share of the hold per day be remitted to us. Management has determined the net amounts remitted by customers should be reported as revenue, and not presented on a gross basis. As a result, we have presented our 2004 revenues in accordance with this policy, and reclassified “Allotments to facility operators” for 2003 and 2002 to conform to the current year presentation.

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

Gaming Revenue – Class II

•	Class II gaming revenue increased by $17.3 million, or 17%, from $102.3 million in 2003 to $119.6 million in 2004, primarily due to the increase in the number of installed New Generation games. The increase in both revenue and the installed base was primarily attributable to placements of player terminals at facilities constructed or remodeled under development agreements.

•	For 2004, New Generation games generated revenues of $111.7 million, based on an average of 8,850 player terminals in daily operation during 2004, compared to revenues of $91.8 million, on an average of 6,850 player terminals in daily operation for 2003. As of September 30, 2004, we had placed approximately 2,500 incremental player terminals in facilities covered under our development agreements. As we continue to place terminals to meet peak demand at our customers’ facilities we expect revenues to increase disproportionately in comparison to our installed base of player terminals.

•	During 2004, we had an average of 1,168 Class II Legacy player terminals in daily operation, a 41% decrease from 1,966 in 2003. This decrease resulted primarily from the replacement of many of our Legacy player terminals with our more profitable New Generation player terminals. We believe the significant decreases in Class II Legacy player terminals experienced over the past two fiscal years has subsided as the remaining units represent a base of units facilities will retain.

•	Television bingo game show revenues for 2004 decreased $314,000, or 100%, from 2003. The decrease in MegaBingo revenues was the result of discontinuing game play and holding the final MegaBingo championship game in April 2003.

Gaming Revenue – All Other

•	Class III rental and back office fees increased to $5.0 million for 2004, compared to $4.4 million in 2003, an increase of 14%, resulting from a 35% increase in the average number of Class III video lottery terminals in service during 2004 to 3,119 units, from 2,315 units in 2003.

•	Other recurring gaming revenue generated from the central determinant system for the New York Lottery, from the charity bingo market and TILG increased to $15.6 million for the 2004 fiscal year. The increase relates to our expansion into the charity bingo market and the launches of TILG in the first quarter of fiscal 2004.

•	In December 2003, we began installing our first electronic player terminals in the Alabama charity market. In addition, during July 2004, we began installing terminals in Louisiana. As of September 30, 2004, we had an installed base of player terminals of 2,237 units compared to no units in the prior year.

•	In December 2003, we began installing the first POSTs for our C-TILG in California. As of September 30, 2004, we had an installed base of 516 units, compared to no units in the prior year.

•	We began generating revenues from the central determinant system for the New York Lottery in January 2004. Currently, four of the eight planned “racinos” are operating, with approximately 5,000 POSTs. To date, we have realized substantially less revenue than anticipated from our New York Lottery operations, in significant part due to delays in the opening of “racino” operations at several of the planned racetracks. We are nevertheless required to incur ongoing expenses associated with development and maintenance of the New York video lottery system, and we do not currently expect to have profitable operations there at least through 2005. Delays in the anticipated development of the New York video lottery system and other emerging market opportunities may continue to adversely impact our revenue and operating results.

Player Terminal and License Sale and Lease Revenue

•	Player terminal and license sale and lease revenue decreased by $4.8 million, or 29%, to $11.5 million in 2004, from $16.3 million in 2003. The decrease is primarily due to a reduction in the number of player terminals sold in 2004 compared to 2003 and the deferral of revenue from certain sales of player terminals and licenses occurring in the fourth quarter of fiscal 2004. One of these sales was deferred, as we were unable to establish fair market value in order to bifurcate the agreement under our revenue recognition policy, specifically for a beta version of our gaming system included in the sale. Revenue from this transaction will be recognized once the gaming system has been delivered in its final form. A second deferred sale will be recognized ratably utilizing the subscription method of accounting described below in our critical accounting policies, under our revenue recognition policy. In 2003, two customers opened facilities, increasing the number of player terminals sold to 1,390. In 2004, 804 player terminals were sold.

Bingo prizes and related costs decreased 100% to zero in 2004, from $1.2 million in 2003. The decrease relates to the discontinuation of MegaBingo play during fiscal 2003.

Cost of electronic player terminals sold decreased 23% to $6.6 million in 2004 from $8.5 million in 2003. The decrease is due to the decreased number of Class III player terminals sold during the period as discussed above.

Selling, general and administrative expenses increased 42% to $59.4 million in 2004, from $41.9 million in 2003, primarily resulting from the increase in personnel hired to address our gaming network and development needs, and the increased business activity from our entrance into new markets. Salaries, wages and employee benefits increased approximately $5.5 million, due to additional personnel hired to address our gaming network and development needs and the pursuit of new business. At September 30, 2004, we employed 444 full-time and part-time employees, compared to 336 at September 30, 2003. The increased number of player terminals in the field has increased repairs and maintenance, transportation and related costs by $4.0 million. Travel costs increased approximately $1.3 million, due to the greater number of employees, the pursuit of new business and the temporary assignment of employees related to the New York Lottery, the charitable bingo market, and TILG. Advertising and promotions costs increased $1.3 million, as a result of our entrance into new markets. Legal, professional and lobbying fees increased approximately $1.4 million, primarily as a result of increased legal and professional services related to our research of new products and entry into new markets.

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

Interest income increased 241% to $1.1 million in 2004, from $328,000 in 2003. The increase was primarily related to interest accrued on notes receivable, primarily related to our loan to Lytton Rancheria, and advances under our development agreements and the higher interest-earning cash balances.

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

Income tax expense decreased to $17.3 million for 2004, compared to an income tax expense of $19.1 million in 2003. These figures represent effective tax rates of 34.5% and 37.6% for fiscal 2004 and 2003. The fiscal 2004 tax provision was positively impacted primarily by certain one-time adjustments related to a favorable Internal Revenue Service examination, and a lower-than-expected actual state tax rate resulting from lower apportionment factors and the amount of federal taxable income apportioned to states with lower tax rates than anticipated previously in our estimated effective state tax rate. We expect our fiscal 2005 effective rate to be between 37% to 38%.

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

Cost of electronic player terminals sold increased 95% to $8.5 million in 2003 from $4.4 million in 2002. The increase is due to the increased number of Class III player terminals sold during the period, as discussed above.

Selling, general and administrative expenses increased 22% to $41.9 million in 2003, from $34.2 million in 2002. Salaries and wages increased approximately $2.9 million, due to additional personnel hired to address our gaming network and development needs and the pursuit of new business. At September 30, 2003, we employed 336 full-time and part-time employees, compared to 279 at September 30, 2002. The need for additional office space due to a greater number of employees increased rent expense by approximately $521,000. Travel costs increased approximately $766,000, due to the greater number of employees and the pursuit of new business. Legal, professional and lobbying fees increased approximately $473,000, primarily as a result of increased legal and professional services for research into new products and markets. Repairs and maintenance and insurance increased approximately $1.9 million, due to the greater number of player terminals in the field. During fiscal 2002, costs of $780,000 related to an abandoned public offering were written off.

Amortization and depreciation expense increased 56% to $22.3 million in 2003 from $14.3 million in 2002, primarily as a result a 79% increase in the average installed base of New Generation player terminals.

Interest income decreased 3% to $328,000 in 2003, from $339,000 in 2002. The decrease was the result of the payoff of certain notes receivable in fiscal 2003.

Interest expense amounted to $309,000 for 2003 and $96,000 for 2002, due to an increase in long-term debt and capital leases in 2003.

Income tax expense increased to $19.1 million for 2003, compared to an income tax expense of $15.4 million in 2002. These figures represent effective tax rates of 37.6% and 37.8% for fiscal 2003 and 2002.

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

In December 2003, the Financial Accounting Standards Board published FIN No. 46-R, “Consolidation of Variable Interest Entities (revised December 2003),” superseding FIN 46, and exempting certain entities from the provisions of FIN 46. Generally, application of FIN 46-R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and for other types of VIEs for periods ending after March 15, 2004.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4,” to amend the guidance in Accounting Research Bulletin, or ARB, No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement amends Paragraph 5 of ARB 43, Chapter 4, which previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges...” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed-production overheads to the costs of conversion be based on the normal capacity of the production facilities.

We do not expect the adoption of any recently-issued accounting pronouncements to have a material impact on our financial position and results of operations.

The FASB issued a proposed Statement entitled “Share-Based Payment—an amendment of FASB Statements No. 123 and 9” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for a) equity instruments of the enterprise or b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require instead that such transactions be accounted for using a fair-value-based method. This Statement is expected to be released late in calendar 2004. We have not yet completed our evaluation of the impact this Statement will have on our financial position and results of operations.

Liquidity and Capital Resources

At September 30, 2004, we had unrestricted cash and cash equivalents of $4.8 million, compared to $26.3 million at September 30, 2003. Our working capital for 2004 decreased to $249,000, compared to $18.2 million for 2003.

As of September 30, 2004, our total contractual cash obligations were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Long-term debt(1)	$5,829	$5,264	$1,086	$—	$12,179
Capital leases(2)	4,373	4,661	—	—	9,034
Operating leases(3)	1,566	2,669	2,906	1,217	8,358
Purchase commitments(4)	13,936	3,200	—	—	17,136
Payments due under employment agreement(5)	250	500	500	2,333	3,583
Gaming facility joint development agreements(6)	42,538	—	—	—	42,538

Total	$68,492	$16,294	$4,492	$3,550	$92,828

(1)	Consists of various three-to-five-year loans for the purchase of automobiles and property and equipment at an overall average annual interest rate of 7.48%, a five-year loan related to financing our corporate aircraft at an annual interest rate of LIBOR plus 2.75% (5.20% as of September 30, 2004), and amounts borrowed under our Credit Facility at annual interest rate of Prime plus 1.25% (5.75% as of September 30, 2004). Interest has been excluded from long-term debt in the table.
(2)	Consists of various three-year capital leases for property and equipment at an overall average annual interest rate of 7.82%.
(3)	Consists of operating leases for our facilities and office equipment that expire at various times through 2010.
(4)	Consists of commitments to purchase third-party licenses and player terminals.
(5)	Represents the expected future payments due, based on life expectancy tables, to Gordon Graves for his noncompete agreement entered into under his Employment Agreement, further discussed under “PART IV – Item 15. Financial Statements – Note 9. Commitments and Contingencies.”
(6)	Represents commitments for payments toward development and construction and/or expansion of tribal gaming facilities. For purposes of this table, cash obligations under development agreements are considered payable over the next twelve months, although the actual timing of payments may extend beyond twelve months, depending on the number and schedule of development projects ongoing at any given time.

During fiscal 2004, we generated cash from operations of $76.0 million, compared to $58.4 million during 2003. The increase of $17.6 million in cash generated from operations was the result of increased operating income, exclusive of amortization and depreciation, combined with timing differences related to income taxes, offset by an increase in accounts receivables of $4.5 million. This primarily resulted from our entrance into the charity market, certain player terminal and gaming equipment sold under trade credit terms, and an increase in notes receivable of $2.9 million. In addition, accounts payable increased $5.6 million as a result of an increase in accrued expenses related to development agreements during fiscal 2004.

Cash used in investing activities increased to $112.5 million in 2004, from $54.9 million in 2003. The increase resulted from an increase in cash capital expenditures of $22.3 million to $70.9 million in 2004, from $48.6 million in 2003, combined with net amounts advanced under development agreements of $34.4 million in 2004, compared to $1.1 million in 2003. Capital expenditures increased as a result of our continued investments in player terminals deployed under participation arrangements, an increase in our development agreement funding, and equipment costs related to the New York Lottery.

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

At September 30, 2004, our debt structure consisted of a credit facility, which provided us with a $20.0 million term loan facility and a $5.0 million revolving credit line (the “Revolver”). As of September 30, 2004, we had drawn $10.2 million under the term loan, and drew an additional $10 million under the term loan in October 2004. During November 2004, we amended our Revolver to allow for up to $15.0 million for working capital needs, removed the borrowing base limitation, and extended the maturity date to November 2006. The credit facility contains customary financial and operational covenants, and is collateralized by substantially all our assets. We were in compliance with these covenants as of September 30, 2004.

We believe that our existing cash and cash equivalents, cash provided from our operations, and amounts available under our credit facility can sustain our current operations, which will include a portion of the financing required from us in connection with our development agreements, depending upon the timing and mix of those projects. However, our performance and financial results are, to a certain extent, subject to general conditions in or affecting the Native American gaming industry, and to general economic, political, financial, competitive and regulatory factors beyond our control. If our business does not continue to generate cash flow at current levels, or if the level of funding required in connection with our joint development agreements is greater or proceeds at a pace faster than anticipated, we may need to raise additional financing. In order to meet these potential additional capital requirements, we are currently in the process of negotiating an increase in the available credit under our existing credit facility by approximately $35.0 million. However, we may not be successful in obtaining such additional credit from our current lender. Other sources of such additional financing might include additional bank debt or the public or private sale of equity or debt securities. However, sufficient funds may not be available, on terms acceptable to us or at all, from these sources or any others to enable us to make necessary capital expenditures and to make discretionary investments in the future.

Stock Repurchase Authorizations

Our board of directors authorized us to repurchase 900,000 shares of our common stock, effective April 2000, an additional 3,000,000 shares of our common stock effective September 2001, and an additional 748,690 shares of our common stock effective July 2004. The timing and total number of shares repurchased will depend upon prevailing market conditions and other investment opportunities. At September 30, 2004, there were approximately 2.3 million shares authorized for repurchase.

During fiscal 2004, we repurchased with cash 237,500 shares of our common stock at an average cost of $16.09. No shares were repurchased with cash during fiscal 2003.

During fiscal 2004, we received 22,546 shares of our common stock, at the fair market value of $20.95 per share at the time of the exchange, in consideration for stock options exercised by an employee, and we settled a stockholder’s notes receivable and other amounts owed in exchange for 65,196 shares of our common stock at their fair market value of $24.52 per share at the time of the exchange. During fiscal 2003, we settled a stockholder’s notes receivable in exchange for 61,716 shares of our common stock at their fair market value of $10.44 per share at the time of the exchange.

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

Revenue Recognition. Revenues from the sale or license of our gaming systems are generally accounted for under Statement of Position 97-2 “Software Revenue Recognition,” or SOP 97-2, or Emerging Issues Task Force, or EITF, Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21. In accordance with the provisions of SOP 97-2 and EITF 00-21, sales that are considered to contain “multiple deliverables” are bifurcated into accounting units based on their relative fair market value, provided each component is not essential to the function of the other. Revenue from these separate accounting units are then recognized when: a) persuasive evidence of an arrangement exists and the sales price is fixed and determinable; b) delivery has occurred and services have been rendered; and c) collectibility is reasonably assured. If vendor-specific objective evidence of fair value does not exist, the revenue is deferred until such time that all elements have been delivered or services have been performed. If any element is determined to be essential to the function of the other, revenues are generally recognized utilizing the subscription method of accounting over the term of the services that are rendered.

Revenue recognition for our gaming systems is complex and involves judgment in identifying “multiple deliverables,” since each system contract is generally unique, and both determines the interoperability of certain elements of our hardware and software, and assesses the creditworthiness of our customers. While we believe our assumptions are reasonable, these factors significantly influence our evaluation to recognize or defer revenue from each gaming system, and if different, could materially affect the timing of our revenues.

Property and Equipment and Leased Gaming Equipment. The cost of property and equipment and leased gaming equipment is depreciated over their estimated useful lives generally using the straight-line method for financial reporting, and accelerated methods for tax reporting purposes. A majority of our assets are susceptible to changes in technology and changes in the competitive marketplace influencing customer preferences, such as cabinet style or game titles. These factors could cause us to evaluate and change the estimated lives used to depreciate assets.

Furthermore, we review our property and equipment and leased gaming equipment for impairment whenever events or changes in circumstances, such as technological obsolescence or customer preferences, indicate we may not recover the carrying amount of an asset. We measure recoverability of assets to be held and used by comparing the carrying amount of an asset to future cash flows expected to be generated by the asset. While we believe that our estimates and assumptions used in evaluating the carrying amount of these assets are reasonable, different assumptions could materially affect either the carrying amount or the estimated useful lives of the assets.

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

We utilize the life of a contract to amortize the intangible assets associated with development agreements. We review the carrying value of these contract rights at least annually, or whenever changes in circumstances indicate the carrying value of these assets may not be recoverable. While we believe that our estimates and assumptions used in evaluating the carrying value of these assets are reasonable, different assumptions could materially affect either the carrying value or the estimated useful lives of the contract rights.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts related to our accounts receivable and notes receivable that have been deemed to have a high risk of collectibility. We review our accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We analyze historical collection trends and changes in our customers’ payment patterns, customer concentration and creditworthiness when evaluating the adequacy of our allowance for doubtful accounts. A large percentage of receivables are with Native American tribes that have their reservations and gaming operations in the state of Oklahoma, and we have concentrations of credit risk with several tribes. Despite the industry, geographic and customer concentrations related to our receivables, due to our historical experience on receivable collections, management considers credit risk to be minimal with respect to accounts receivable. We include any receivable balances that are determined to be uncollectible in our overall allowance for doubtful accounts. Changes in our assumptions or estimates reflecting the collectibility of certain accounts could materially affect our allowance for both trade and notes receivable.

At September 30, 2004 and 2003, our allowance for doubtful trade accounts and notes receivable was $608 and $636, respectively.

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

The accounting for income taxes involves significant judgments and estimates, and deals with complex tax regulations. The recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences, and the failure to fully realize such deferred tax assets could result in a higher tax provision in future periods.

At September 30, 2004 and 2003 our net deferred tax liability totaled $11.3 million and $2.5 million, respectively.

Inflation and Other Cost Factors

Our operations have not been, nor are they expected to be, materially affected by inflation. However, our operational expansion is affected by the cost of hardware components, which is not considered to be inflation sensitive, but rather, sensitive to changes in technology and competition in the hardware markets. In addition, we expect to continue to incur increased legal and other similar costs associated with compliance with regulatory requirements and the uncertainties present in the operating environment in which we do business. However, this expectation could change depending upon a number of factors, including those described under “Item 1. Business – Risk Factors.”

Reconciliation of U.S. GAAP Net income to EBITDA

EBITDA is defined as earnings before interest, taxes, depreciation and amortization. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles (“GAAP”), we believe the use of the non-GAAP financial measure EBITDA enhances an overall understanding of our past financial performance, and provides useful information to the investor because of its historical use by us as a performance measure, and the use of EBITDA by virtually all companies in the gaming equipment sector as a measure of performance. However, investors should not consider this measure in isolation or as a substitute for net income, operating income, or any other measure for determining our operating performance that is calculated in accordance with GAAP. In addition, because EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of EBITDA to the most comparable GAAP financial measure, net income, follows:

EBITDA Reconciliation

(In thousands)

	2004	2003	2002	2001	2000
Net income	$32,772	$31,655	$25,265	$6,672	$2,779
Add back:
Amortization and depreciation	37,255	22,286	14,304	10,085	8,973
Interest expense (income), net	374	(19)	(243)	560	760
Income tax expense	17,285	19,095	15,384	4,391	1,430

EBITDA	$87,686	$73,017	$54,710	$21,708	$13,942

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

We maintain controls and other procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In response to recent legislation, we implemented changes to our disclosure controls and procedures, primarily to formalize and document procedures already in place, and to establish a disclosure committee consisting of some of our officers and other management.

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

PART I0.V

ITEM 15. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

	(1)	Financial Statements

		Report of Independent Registered Public Accounting Firm	43
		Consolidated Balance Sheets, as of September 30, 2004 and 2003	44
		Consolidated Statements of Income, Years Ended September 30, 2004, 2003 and 2002	45
		Consolidated Statements of Changes in Stockholders’ Equity, Years Ended September 30, 2004, 2003 and 2002	46
		Consolidated Statements of Cash Flows, Years Ended September 30, 2004, 2003 and 2002	47
		Notes to Consolidated Financial Statements	49

	(2)	Financial Statement Schedule

		Schedule II Valuation and Qualifying Account	67

	(3)	Exhibits – See Exhibit Index

(b)	Reports on Form 8-K

	We filed two Reports on Form 8-K during the quarter ended September 30, 2004, on the following dates:

	1.	Form 8-K, filed August 5, 2004, Items 7 and 12.

	2.	Form 8-K, filed September 15, 2004, Item 1.01

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

BDO Seidman, LLP

Houston, Texas

November 16, 2004,

except Note 9,

which is as of December 1, 2004

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS

As of September 30, 2004 and 2003

(In thousands, except shares and per-share amounts)

	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,768	$26,319
Accounts receivable, net of allowance for doubtful accounts of $533 and $521, respectively	10,397	5,866
Inventory	930	2,122
Prepaid expenses and other	2,242	1,811
Notes receivable, net	12,299	3,659
Federal and state income tax receivable	5,044	1,539
Deferred income taxes	1,909	1,584

Total current assets	37,589	42,900
Restricted cash and long-term investments	1,216	1,380
Leased gaming equipment, net	40,652	32,403
Property and equipment, net	93,090	54,306
Notes receivable – noncurrent	20,588	500
Intangible assets, net	21,941	10,703
Other assets	2,331	1,538

Total assets	$217,407	$143,730

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$9,713	$4,558
Accounts payable and accrued expenses	25,780	20,138
Deferred revenue	1,847	24

Total current liabilities	37,340	24,720
Long-term debt and capital leases, less current portion	10,753	9,402
Other long-term liabilities	3,932	3,393
Deferred revenue – noncurrent	2,050	—
Deferred income taxes	13,185	4,103

Total liabilities	67,260	41,618

Commitments and contingencies (Notes 5, 6, 8 and 9)
Stockholders’ equity:
Preferred stock:
Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding;	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized 30,453,245 and 28,694,028 shares issued, and 27,917,597 and 26,483,622 shares outstanding, respectively	305	287
Additional paid-in capital	65,157	45,487
Stockholders’ notes receivable	—	(1,466)
Treasury stock, 2,535,648 and 2,210,406 shares at cost, respectively	(12,382)	(6,491)
Retained earnings	97,067	64,295

Total stockholders’ equity	150,147	102,112

Total liabilities and stockholders’ equity	$217,407	$143,730

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

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2004, 2003, and 2002

(In thousands, except shares and per-share amounts)

	Preferred Stock		Common Stock				Treasury Stock
	Number of Shares	Amount	Number of Shares	Amount	Additional Paid-in Capital	Stockholders’ Notes Receivable	Number of Shares	Amount	Retained Earnings	Total Stockholders’ Equity
Balance, September 30, 2001	9,203	$—	25,967,076	$260	$32,456	$(1,896)	2,147,478	$(5,830)	$7,378	$32,368
Exercise of stock options	—	—	1,258,860	13	2,014	—	—	—	—	2,027
Exercise of stock warrants	—	—	619,246	6	1,307	—	—	—	—	1,313
Conversion of preferred stock		—	81,796	—	—	—	—	—	—	—
Stockholders’ notes for stock purchase, net	—	—	—	—	—	(521)	—	—	—	(521)
Purchase of treasury stock	—	—	—	—	—	—	1,212	(17)	—	(17)
Tax benefit of stock options exercised	—	—	—	—	4,829	—	—	—	—	4,829
Preferred stock dividends ($1.10 per preferred share)	—	—	—	—	—	—	—	—	(3)	(3)
Value of options associated with consulting services	—	—	—	—	251	—	—	—	—	251
Net income	—	—	—	—	—	—	—	—	25,265	25,265

Balance, September 30, 2002	—	—	27,926,978	279	40,857	(2,417)	2,148,690	(5,847)	32,640	65,512
Exercise of stock options	—	—	617,782	6	1,728	—	—	—	—	1,734
Exercise of stock warrants	—	—	149,268	2	355	—	—	—	—	357
Stockholders’ notes for stock purchase, net	—	—	—	—	—	307	—	—	—	307
Retirement of stockholders’ notes for common stock	—	—	—	—	—	644	61,716	(644)	—	—
Tax benefit of stock options exercised	—	—	—	—	2,220	—	—	—	—	2,220
Value of options associated with consulting services	—	—	—	—	327	—	—	—	—	327
Net income	—	—	—	—	—	—	—	—	31,655	31,655

Balance, September 30, 2003	—	—	28,694,028	287	45,487	(1,466)	2,210,406	(6,491)	64,295	102,112
Exercise of stock options	—	—	1,759,217	18	7,984	—	—	—	—	8,002
Receipt of Company’s common stock as consideration for employee stock option exercise	—	—	—	—	—	—	22,546	(472)	—	(472)
Retirement of stockholders’ notes for common stock	—	—	—	—	—	1,466	65,196	(1,599)	—	(133)
Purchase of treasury stock	—	—	—	—	—	—	237,500	(3,820)	—	(3,820)
Tax benefit of stock options exercised	—	—	—	—	11,424	—	—	—	—	11,424
Value of options associated with consulting services	—	—	—	—	262	—	—	—	—	262
Net income	—	—	—	—	—	—	—	—	32,772	32,772

Balance, September 30, 2004	—	$—	30,453,245	$305	$65,157	$—	2,535,648	$(12,382)	$97,067	$150,147

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

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

For the Years Ended September 30, 2004, 2003 and 2002

(In thousands)

	2004	2003	2002
SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$1,453	$435	$96

Income tax paid	$608	$16,546	$8,261

NONCASH TRANSACTIONS:
Property and equipment and other assets acquired through:
Capital lease	5,280	6,490	—
Long-term debt	1,418	3,610	—
Issuance of note receivable sale of player terminals included in deferred revenue	3,375	—	1,929
Receipt of Company’s common stock for repayment of stockholders’ note receivable and other	1,599	644	—
Receipt of Company’s common stock as consideration for employee stock option exercise	472	—	—
Noncompete agreement included in intangible assets and other long-term liabilities	—	2,047	—
Issuance of note receivable to officer for common stock	—	—	200

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

Historically, the Company entered into certain agreements with its tribal customers that, among other things, guaranteed certain prize payouts based upon attaining an assumed level of gross game receipts, and statistical assumptions as to the frequency of winners, and required customers to deposit a fixed percentage of gross gaming receipts in a depository account controlled by us. The depository account was used by the Company to reimburse prizes, prize fulfillment fees, insurance payments and bank fees. In these instances, the Company was essentially acting as a “bank” by managing prizes across multiple facilities on its network of electronic player terminals. Based on the its role as a “bank,” the Company historically considered its role more as a principal than an agent, and reported the hold per day from its player terminals as revenue and deducted amounts paid to or retained by facilities as “Allotments to facility operators.”

The vast majority of these arrangements have gone away over the past few years, prompting the Company to evaluate its revenue presentation.

The Company’s current gaming arrangements typically do not guarantee prize payout levels and require that only its share of the hold per day be remitted to the Company. Management has determined the net amounts remitted by customers should be reported as revenue and not presented on a gross basis, as previously reported. As a result, the Company has presented its 2004 revenues in accordance with this policy and reclassified “Allotments to facility operators” for 2003 and 2002 to conform to the current year presentation.

Revenue Recognition – The Company derives its gaming revenues primarily from participation arrangements with its Native American customers and charity bingo customers. Participation revenue generated from the Company’s Class II customers is reported in its results of operations as “Gaming revenue – Class II,” while revenue from charity customers and the Company’s TILG product are included in “Gaming revenue – All other.” Under these arrangements, the Company retains ownership of the player terminals, POSTs and back-office equipment, which are

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collectively referred to as gaming systems, installed at customer gaming facilities, and receives revenue based on a percentage of the hold per day generated by each gaming system, which is generally considered both realizable and earned at the end of each gaming day. Certain of the Company’s arrangements require it to set aside a portion of the facilities’ hold per day to be used to fund facility-specific marketing, advertising, promotions, and service. These amounts are offset against revenue, and deferred in a liability account until expended.

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

Revenues from the sale of player terminals and player terminal licenses are accounted for under Statement of Position 97-2 “Software Revenue Recognition,” or SOP 97-2, and Emerging Issues Task Force, or EITF, Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21. In accordance with the provisions of SOP 97-2 and EITF 00-21, sales that are considered to contain “multiple deliverables” are bifurcated into accounting units based on their relative fair market value, provided each component is not essential to the function of the other. Revenue from these separate accounting units is then recognized when: a) persuasive evidence of an arrangement exists and the sales price is fixed and determinable; b) delivery has occurred and services have been rendered; and c) collectibility is reasonably assured. If vendor-specific objective evidence of fair value does not exist, the revenue is deferred until such time that all elements have been delivered or services have been performed. If any element is determined to be essential to the function of the other, revenues are generally recognized utilizing the subscription method of accounting over the term of the services rendered.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Development Agreements – The Company enters into development agreements to provide financing for new tribal gaming facilities, or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to exclusive placement of the Company’s player terminals, and the Company receives a fixed percentage of those player terminals’ hold per day over the term of the agreement. Certain of the agreements contain performance standards for its player terminals that could allow the facility to reduce a portion of the Company’s guaranteed floor space. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the hold to be used for repayment of some or all of the advances. Amounts advanced in excess of those reimbursed by the customer for real property and land improvements are allocated to intangible assets and amortized over the life of the contract. Amounts related to personal property owned by the Company and located at the tribal gaming facility are carried in the Company’s property and equipment, and depreciated over the estimated useful life of the related asset.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Revenue – Deferred revenue represents amounts from the sale of player terminals and related third-party licenses that have been billed, or for which notes receivable have been executed, but the transaction has not met the Company’s revenue recognition criteria. The cost of the related player terminals and licenses has been offset against deferred revenue. Amounts are classified between current and long-term liabilities, based upon the expected period in which the revenue will be recognized.

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

At September 30 2003, options to purchase 364,000 shares of Common Stock at exercise prices ranging from $13.76 to $16.82 per share were outstanding, but were not included in the computation of diluted earnings per share due to their antidilutive effect.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In December 2003, the Financial Accounting Standards Board published FIN No. 46-R, “Consolidation of Variable Interest Entities (revised December 2003),” superseding FIN 46, and exempting certain entities from the provisions of FIN 46. Generally, application of FIN 46-R is required in financial statements of public entities that have interests in structures commonly referred to as special-purpose entities for periods ending after December 15, 2003, and for other types of VIEs for periods ending after March 15, 2004.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs–an amendment of ARB No. 43, Chapter 4,” to amend the guidance in Accounting Research Bulletin, or ARB, No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement amends Paragraph 5 of ARB 43, Chapter 4, which previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2. Property and Equipment and Leased Gaming Equipment

At September 30, 2004 and 2003, the Company’s property and equipment and leased gaming equipment consisted of the following:

	2004	2003	Estimated Useful Lives
	(In thousands)
Deployed gaming equipment	$86,093	$44,686	3-5 years
Gaming equipment available for deployment	12,939	12,066
Software costs	4,017	3,049	3-5 years
Tribal gaming facilities and portable buildings	16,997	8,965	5-7 years
Other	5,614	4,050	3-10 years

Total property and equipment	125,660	72,816
Less accumulated depreciation	(32,570)	(18,510)

Total property and equipment, net	$93,090	$54,306

Leased gaming equipment	87,596	62,252	3 years
Less accumulated depreciation	(46,944)	(29,849)

Total leased gaming equipment, net	$40,652	$32,403

Leased gaming equipment includes player terminals under participation arrangements that are at customer facilities or in the rental pool.

3. Intangible Assets

At September 30, 2004 and 2003, the Company’s intangible assets consisted of the following:

	2004	2003	Estimated Useful Lives
	(In thousands)
Contract rights under development agreements	$11,812	$1,018	5-7 years
Internally developed gaming software	13,423	10,925	1-5 years
Noncompete agreement	2,053	2,053	16 years
Patents and trademarks	1,372	897	1-5 years
Other	2,023	2,047	3-5 years

Total intangible assets	30,683	16,940
Less accumulated amortization – internally developed gaming software	(7,055)	(5,484)
Less accumulated amortization – all other	(1,687)	(753)

Total Intangible assets, net	$21,941	$10,703

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements, described under “Development Agreements.”

Internally developed gaming software is accounted for under the provisions of statement of Financial Accounting Standards, or SFAS, No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketed” and is stated at cost, which is amortized over the estimate useful life of the software, generally using the straight-line method. The Company amortizes internally developed games and gaming engines over an eighteen-month period, gaming systems over a three-year period and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the year ended September 30, 2004, 2003 and 2002, amortization expense related to internally developed gaming software was $1,571,000, $928,000 and $1,112,000, respectively. During fiscal 2004, the Company wrote off $292,000 related to internally-developed gaming software.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An analysis of intangible assets at September 30, 2004 indicated there was no impairment to these assets’ carrying values.

4. Notes Receivable

At September 30, 2004 and 2003, the Company’s notes receivable consisted of the following:

	2004	2003
	(In thousands)
Notes receivable from development agreements	$22,836	$638
Notes receivable from equipment sales	9,040	3,636
Other notes receivable	1,086	—
Allowance for notes receivable	(75)	(115)

Notes receivable, net	32,887	4,159
Less current portion	12,299	3,659

Notes receivable – noncurrent	$20,588	$500

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements, and generally bear interest at prevailing interest rates. These notes are typically collateralized by all the personal property not owned by the Company and contained within the respective tribal gaming facility, although the value of such property, if repossessed, may be less than the note receivable outstanding. As of September 30, 2004, the average interest rate on notes receivable from development agreements was 5.75%, and the expected term of such notes ranged from one to three years; however, the timing of required payments may vary, as certain of the note repayment terms are based on the hold per day per player terminal retained by the facilities.

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

The Company’s debt structure consists of a Credit Facility which provides the Company with a $20.0 million term loan facility (the “Term Loan”), and a $5.0 million revolving credit line (the “Revolver”). The Term Loan can be drawn under three tranches, based upon the Company’s unfinanced capital expenditures, beginning in June 2003

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the last tranche closing in December 2004. The Term Loan matures in June 2006, and bears interest at a rate of Prime plus 1.25%, with a floor of 5.5% (or 5.75% as of September 30, 2004). At September 30, 2004, the Company had drawn $10.2 million under the first two tranches of the Term Loan. Equal installments of principal and interest are payable over the term of the first two tranches, which are 36 and 30 months, respectively. On the third tranche, installments based on a 24-month term are due beginning in February 2005, with a balloon payment due in June 2006. During October 2004, the Company drew $10 million under the third tranche.

The Revolver provides the Company with up to $5.0 million for working capital needs, which is limited by a borrowing base comprising certain of the Company’s accounts receivable, inventory, and property and equipment. The Revolver bears interest at a rate of Prime plus 1.25%, and has a commitment fee based on the daily average unborrowed commitment. The Revolver matures in June 2005. As of September 30, 2004, the borrowing base provided for $5.0 million in availability, which was reduced to $4.0 million to reflect outstanding letters of credit; however, there were no borrowings outstanding under the Revolver. During November 2004, the Company amended the Revolver to allow for up to $15.0 million for working capital needs, removed the borrowing base limitation and extended the maturity date to November 2006.

The Credit Facility contains certain customary financial and operational covenants, and is collateralized by substantially all the Company’s assets. The Company is in compliance with these covenants as of September 30, 2004.

Other long-term debt at September 30, 2004 represents a five-year loan related to financing the Company’s corporate aircraft, and various three-to five-year loans for the purchase of automobiles and property and equipment.

A schedule for each of the fiscal years ending after September 30, 2004, representing the maturities of long-term debt, excluding capital lease obligations (See Note 6.), are as follows:

Year	Amount
(In thousands)
2005	5,829
2006	4,971
2007	293
2008	1,081
2009	5

Total	$12,179

6. Leases

The Company leases its corporate offices, warehouses and certain office equipment under noncancelable operating leases. In addition, the Company leases certain equipment used in its operations under capital lease arrangements.

A schedule of future minimum lease payments under capital leases for each of the five fiscal years ending after September 30, 2004, together with the present value of the net minimum lease payments as of September 30, 2004, and future minimum rental payments required under noncancelable operating leases, follows:

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

For 2004, 2003 and 2002, the Company recorded reductions of $11.4 million, $2.2 million and $4.8 million, respectively, of its federal and state income tax liability, with an offsetting credit to additional paid-in capital resulting from the benefits of stock options. Such benefits relate to nonqualified stock options exercised, and to employees exercising incentive stock options and selling the Common Stock within a one-year period, resulting in a disqualifying disposition of an incentive stock option.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During fiscal 2004, the Company received 22,546 shares of its Common Stock at the fair market value of $20.95 per share at the time of the exchange, in consideration for stock options exercised by an employee, and the Company settled a stockholder’s notes receivable and additional amounts owed in exchange for 65,196 shares of its Common Stock at the fair market value of $24.52 per share at the time of the exchange. During fiscal 2003, the Company settled a stockholder’s notes receivable in exchange for 61,716 shares of its Common Stock at their fair market value of $10.44 per share at the time of the exchange.

Indebtedness of Certain Officers and Directors

At September 30, 2004 and 2003, the Company had the following notes receivable from certain officers and directors:

	Outstanding September 30, 2004	Outstanding September 30, 2003	Interest Rate	Due Date
	(In thousands)
Clifton Lind	$—	$1,466	6%	Settled

On April 12, 2001, Clifton E. Lind, the Company’s President and CEO, exercised his option to purchase 855,000 shares of the Company’s Common Stock. This purchase was made by way of a recourse promissory note issued to the Company, as permitted by the President’s Stock Option Plan of 1998. The note was fully recourse to Mr. Lind’s other personal assets and bore interest at a rate of 6%.

In March 2002, the Company loaned Mr. Lind $355,000 to fund his income tax liability related to the April 12, 2001 option exercise. In April 2003, this advance was repaid in full.

In April 17, 2002, Mr. Lind exercised additional options to purchase 120,432 shares of Common Stock at an aggregate purchase price of $199,908. This purchase was also made by way of a recourse note issued to the Company as permitted by the President’s Stock Option Plan of 1998, and was also fully recourse to Mr. Lind’s other personal assets and bore interest at a rate of 6%.

During March 2004, Mr. Lind surrendered 65,196 shares of Common Stock at the stated fair market value of $24.52 per share at the time of the exchange, to settle his outstanding note in the amount of approximately $1,466,000, and additional amounts owed totaling $133,000.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On October 1, 2004, the Company adopted a new plan to compensate the members of its Board of Directors for their services as directors, including serving on committees of the board. Under the Director Compensation Plan, each of the Company’s directors, including directors who are also regular full-time employees, will receive $37,500 per year, except for the Chairman of the Board, who will receive $75,000 per year. In addition, each director will receive $500 for each board meeting attended in person, $250 for each board meeting attended by telephone, $400 for each committee meeting attended in person and $200 for each committee meeting attended by telephone. The members of the Audit Committee will also receive an additional $15,000 per year for serving on the Audit Committee, except for the Chairman of the Audit Committee, who will receive $25,000 per year for serving on the Audit Committee as its Chairman. In general, each sitting director will receive an option grant on an annual basis for 10,000 shares of Common Stock that will vest over a four year period.

Common Stock Warrants and Options

In connection with past financing arrangements and as compensation for consulting and professional services, the Company has issued warrants and options to purchase its Common Stock.

Stock Option Plans

Nonqualified stock options have been granted to the Company’s directors under its nonemployee director stock plans. Nonqualified and incentive stock options have been granted to the Company’s officers and employees under its employee stock plans. Options granted to its officers and employees generally vest over four years and expire ten years from the date of grant. The Company expects to continue to issue stock options to new employees as they are hired, and to current employees as incentives from time to time.

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

The above table includes options issued to consultants of 52,500, 192,000, and 227,000 shares as of September 30, 2004, 2003 and 2002, respectively.

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

The Company has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, rather than the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized in fiscal 2004, 2003 and 2002 associated with the granting of employee stock options.

During 1994, the Company established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan provides for the employees to make tax deferred deposits into the plan to the extent of 15% of their annual base compensation, with a maximum of $13,000 in 2004. The Company matches the first 3% of employees’ contributions completely, and matches half of the next 2%. Such Company contributions amounted to $603,000, $439,000, and $275,000 for the years ended September 30, 2004, 2003, and 2002, respectively.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. Commitments and Contingencies

Litigation and Regulatory Proceedings

General. The Company is subject to federal, state and Native American laws and regulations that affect both its general commercial relationships with its Native American tribal customers as well as the products and services provided to them. The following is only a summary of the more material aspects of these laws and regulations, and is not a complete recitation of all applicable law.

Development Agreements. On April 23, 2004, the Company reported that the Acting General Counsel of the NIGC had issued a letter to the Company and one of its tribal customers opining that the Company’s development agreement regarding the WinStar Casino in Thackerville, Oklahoma constitutes a “management contract.” The authority of the NIGC to review and approve gaming related contracts is limited to management contracts and related collateral agreements. According to the Acting General Counsel, the performance of any planning, organizing, directing, coordinating or controlling with respect to any part of a gaming operation constitutes “management” for purposes of determining whether an agreement for any of these activities is a management contract. The Company has expressed its disagreement with the Acting General Counsel’s interpretation, and its belief that her view of “management” is broader than was intended by Congress. The Company also believes that the Acting General Counsel’s opinion may be based in part on collateral agreements that were provided to the NIGC in error and that are not presently in effect.

On December 1, 2004 the Company received a series of letters from the NIGC expressing the Commission’s concern that certain of the Company’s agreements violate the requirements of IGRA and tribal gaming regulations, which state that the Native American tribes hold the “sole proprietary interest” in the tribes’ gaming operations. In particular, the NIGC is concerned that the Company’s development agreements, whereby it advances development funds to its tribal customers in exchange for allocated floor space and a share of gaming revenue, create a “proprietary interest” of the Company’s in the tribes’ gaming operations. As a result of its concern, the NIGC has requested that the Company and its tribal customers provide a written justification for the percentage of shared revenue specified in the subject agreements, which in the view of the NIGC exceeds the level permissible under a management agreement. The NIGC has also asked that the Company and its tribal customers provide an explanation why these arrangements do not result in the Company holding a proprietary interest in its tribal customers’ gaming operations. In addition, on December 1, 2004, the Company received a letter from the NIGC expressing the Commission’s concern that an Integrated Electronic Gaming Services Agreement with one of the Company’s customers, dated January 2000 and covering one of its Legacy games, constituted a management agreement. According to the Acting General Counsel, the performance of any planning, organizing, directing, coordinating or controlling, with respect to any part of a gaming operation, constitutes “management” for purposes of determining whether an agreement is a management contract, which requires NIGC approval. The Company is currently preparing its response to the NIGC’s requests.

If certain of the Company’s development agreements are finally determined to be management contracts or to create a “proprietary interest” of the Company’s in tribal gaming operations, there could be material adverse consequences to the Company. In that event, the Company may be required, among other things, to modify the terms of such agreements. Such modification may adversely affect the terms on which the Company conducts business, and significantly impact its financial condition and results of operations from such agreement and from other development agreements that may be similarly interpreted by the NIGC.

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

Diamond Games. The Company is a defendant in a lawsuit filed in the State Court in Oklahoma City, Oklahoma alleging four causes of action: 1) Deceptive Trade Practices, 2) Unfair Competition, 3) Wrongful Interference with Diamond Games, Inc.’s Business and 4) Restraint of Trade. All of the theories of recovery arise out of Oklahoma state law. The essence of the case alleges that the Company offered MegaNanza and Reel Time Bingo to tribes in

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Oklahoma even though they were both allegedly illegal Class III games, which had a severe negative impact on Diamond Games’ market for their legal pull-tab game, Lucky Tab II. Also, the case alleges that the Company’s development agreements unfairly interfere with their ability to successfully conduct their business. Diamond Games is seeking unspecified damages and injunctive relief; however, the Company believes the claims of Diamond Games are without merit and intends to defend the case vigorously.

International Game Company. International Gamco, Inc., or Gamco, claiming certain rights in United States Patent No. 5,324,035, or the ‘035 Patent, brought suit against the Company in the United States District Court for the Southern District of California, claiming that the Company’s central determinant system, as operated in the New York State Lottery, infringes the ‘035 Patent. The Company currently sublicenses the right to practice the technology stated in the ‘035 Patent in Native American gaming jurisdictions in the United States, pursuant to an agreement between it and Bally Gaming, Inc. Bally obtained the right to sublicense those rights to the Company from Oasis Technologies, Inc., or Oasis, a previous owner of the ‘035 Patent.

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

Prior to deployment of its central determinant system in New York, the Company undertook an analysis of the patent issues to determine whether or not its central determinant system infringed the claims of the ‘035 Patent. The Company determined that it did not infringe. Although continuing to assert that it did not infringe, the Company offered to enter into a license agreement with Gamco, who refused the offer and filed its complaint seeking injunctive relief, unspecified damages, and attorneys’ fees. The Company intends to vigorously defend this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

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

Employment Agreements

Clifton Lind. On September 9, 2004, the Company entered into an Executive Employment Agreement, or the “Agreement,” with Clifton E. Lind to provide for Mr. Lind to continue as the Company’s President and Chief Executive Officer, and setting forth certain terms of Mr. Lind’s employment. The agreement provides that Mr. Lind will receive an annual base salary of $450,000, and will be eligible to receive incentive compensation on an annual basis as determined by the Compensation Committee of the Board of Directors, based upon a performance review of Mr. Lind performed by the compensation committee. The agreement also specifies that Mr. Lind will be eligible to receive all customary and usual fringe and other benefits generally available to the Company’s executive officers, in accordance with the terms and conditions of any applicable benefit plans, including group health, life and disability insurance and participation in the Company’s 401(k) plan.

In the event that Mr. Lind’s employment is terminated without cause or Mr. Lind terminates his employment for good reason (as defined in the Agreement), subject to Mr. Lind’s observance of the surviving terms of the

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Agreement and Mr. Lind’s execution of a full general release, Mr. Lind will receive a) his base salary for 18 months, in equal monthly installments, following the date of termination, b) one year of his projected incentive compensation, and c) full acceleration of the vesting of any unexercised or unvested stock options that he holds.

In the event that Mr. Lind voluntarily resigns as President and Chief Executive Officer, for any reason, Mr. Lind will receive his base salary for 18 months, in equal monthly installments following the date of termination, and one year of his projected incentive compensation.

Upon the termination of Mr. Lind’s employment for any reason, Mr. Lind will be prohibited from a) working for, providing assistance to, or investing in (subject to certain exceptions) any business that is competitive with that of the Company, for a period of 18 months, b) soliciting any of the Company’s customers or prospective customers, or disparaging the Company for a period of 12 months, c) soliciting any of the Company’s employees for a period of 18 months, and d) disclosing any of the Company’s confidential information.

Mr. Lind has been the Company’s Chief Executive Officer since February 2003. From June 1998 until February 2003, Mr. Lind served as the Company’s President and Chief Operating Officer. Mr. Lind has been a member of the Company’s board of directors since May 2000.

Gordon Graves. On March 26, 2003, as part of the CEO succession process, the Company entered into an employment agreement with Gordon Graves, whereby Mr. Graves resigned as the Company’s CEO on February 18, 2003 (the effective date of the agreement). Under the terms of the agreement, Mr. Graves was to serve as the Chairman of the Board of Directors and as a member of the Company’s Executive Committee through September 2003, and for 30-day successive periods thereafter, at the option of the Board. Mr. Graves resigned as Chairman on December 9, 2003, and resigned as an employee on December 18, 2003. Pursuant to the agreement, Mr. Graves received a salary of $12,500 per month for his services as an employee through November 22, 2003.

Among other things, the employment agreement also contains a covenant not to compete by Mr. Graves, beginning on the effective date of the agreement, and extending for a period of three years from the time Mr. Graves is no longer affiliated with the Company through his service as a member of the Board or on the Company’s Executive Committee or otherwise. At the end of the three-year period, Mr. Graves, at his option, may continue not to compete against the Company. In consideration for his promise not to compete, Mr. Graves will receive $250,000 per annum, payable monthly, commencing in February 2003, and ending upon Mr. Graves’ death or his decision to compete against the Company. The Company recorded a liability for approximately $2.0 million based on the present value of the estimated payments due Mr. Graves under the covenant not to compete during Mr. Graves’ actuarial life expectancy of 16 years. A corresponding intangible asset of approximately $2.0 million was recorded for the covenant not to compete, and is being amortized on a straight-line basis over five years.

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

In April 2001, the Company entered into a license agreement with Bally Gaming, Inc., a subsidiary of Alliance Gaming Corporation, to use certain of Bally’s trademarks, logos and other audiovisual aids and graphics in the Washington State Class III market. The Company’s contract requires it to purchase a minimum number of licenses to operate games over specified periods. During September 2001, Bally extended the license agreement to provide the Company access to Bally’s catalog of game themes for use in Class II bingo games. This extension also required the Company to purchase a minimum number of Class II licenses over a specified period. As of the end of fiscal 2004, the Company is in compliance with all provisions of the agreement.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Certain of the Company’s license agreements require it to pay royalty fees based on a fixed percentage of the hold per day generated by a player terminal.

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

Notes receivable consist of financial instruments issued by customers for the purchase of player terminals and licenses, and amounts generated from reimbursable amounts advanced under development agreements, generally at prevailing interest rates. Substantially all of the Company’s notes receivable are from Native American tribes or their gaming enterprises, as discussed above. At September 30, 2004, three tribes represented approximately 28%, 23% and 18% of the notes receivable. All of the Company’s notes receivable are collateralized by the related equipment sold, or, in the case of development agreements, the personal property not owned by the Company contained within the tribal gaming facility, although the value of such property or equipment, if repossessed, may be less than the note receivable outstanding.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
Dated: January 26, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ CLIFTON E. LIND Clifton E. Lind	Chief Executive Officer and Director (Principal Executive Officer)	January 26, 2005

/s/ CRAIG S. NOUIS Craig S. Nouis	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 26, 2005

/s/ THOMAS W. SARNOFF Thomas W. Sarnoff	Chairman of the Board and Director	January 26, 2005

/s/ ROBERT D. REPASS Robert D. Repass	Director	January 26, 2005

/s/ JOHN M. WINKELMAN John M. Winkelman	Director	January 26, 2005

/s/ MICHAEL J. MAPLES Michael J. Maples	Director	January 26, 2005

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION
3.1	Amended and Restated Articles of Incorporation	(3)

3.2	Amended and Restated Bylaws	(11)

10.1	Form of Integrated Gaming Services Agreement	(1)

10.2	1994 Employee Stock Option Plan	(1)

10.3	1994 Director Stock Option Plan	(1)

10.4	1996 Stock Incentive Plan, as amended	(6)

10.5	President’s Plan	(5)

10.6	1998 Senior Executive Stock Option Plan	(6)

10.7	2000 Stock Option Plan	(6)

10.8	2001 Stock Option Plan	(7)

10.9	Stockholder Rights Plan	(4)

10.10	2002 Stock Option Plan	(9)

10.11	Employment Agreement executed March 26, 2003 between the Company and Gordon Graves	(9)

10.12	2003 Outside Director Stock Option Plan	(10)

10.13	Loan and Security Agreement between the Company and Comerica Bank	(11)

10.14	First Amendment to Loan and Security Agreement between the Company and Comerica Bank	(11)

10.15	Employment Agreement executed September 9, 2004 between the Company and Clifton Lind	(12)

10.16	Form of Indemnity Agreement entered between the Company and each of the members of the Company’s Board of Directors	(12)

21.1	Subsidiaries of Registrant	(12)

23.1	Consent of BDO Seidman, LLP	(13)

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(13)

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(13)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002)	(13)

(1)	Indicates incorporated by reference to our Form 10-KSB filed with the SEC for the fiscal year ended September 30, 1994.
(2)	Indicates incorporated by reference to our Form 10-KSB filed with the SEC for the fiscal year ended September 30, 1996.
(3)	Indicates incorporated by reference to our Form 10-QSB filed with the SEC for the quarter ended March 31, 1997.
(4)	Incorporated by reference to our Registration Statement on Form 8-A, filed with the SEC on October 23, 1998.
(5)	Indicates incorporated by reference to our Form 10-KSB filed with the SEC for the fiscal year ended September 30, 1998.
(6)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on December 1, 2000.
(7)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on October 18, 2001 (File No. 333-100611).
(8)	Incorporated by reference to our Registration Statement on Form S-3 (File No. 333-30721).
(9)	Indicates incorporated by reference to our Form 10-Q filed with the SEC for the quarter ended March 31, 2003.
(10)	Incorporated by reference to our Preliminary Proxy Statement on Schedule 14A filed with the SEC on December 22, 2003.
(11)	Incorporated by reference to our Form 10-Q filed with the Commission for the quarter ended December 31, 2003.
(12)	Incorporated by reference to our Form 10-K filed with the Commission for the fiscal year ended September 30, 2004, as filed on December 14, 2004.
(13)	Filed herewith.