Form 10-Q
period 2004-12-31
MULTIMEDIA GAMES INC
filed 2005-02-09
CIK 896400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

As of February 3, 2005, there were 28,025,628 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FORM 10-Q

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2004 and September 30, 2004

(In thousands, except shares and per-share amounts)

	December 31, 2004	September 30, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,962	$4,768
Accounts receivable, net of allowance for doubtful accounts of $679 and $533, respectively	14,403	10,397
Inventory	731	930
Prepaid expenses and other	1,942	2,242
Notes receivable, net	8,602	12,299
Federal and state income tax receivable	3,310	5,044
Deferred income taxes	1,962	1,909

Total current assets	36,912	37,589
Restricted cash and long-term investments	1,182	1,216
Leased gaming equipment, net	48,401	40,652
Property and equipment, net	94,624	93,090
Notes receivable – non-current	22,911	20,588
Intangible assets, net	27,388	21,941
Other assets	4,620	2,331

Total assets	$236,038	$217,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$14,441	$9,713
Accounts payable and accrued expenses	19,351	25,780
Deferred revenue	2,205	1,847

Total current liabilities	35,997	37,340
Revolving line of credit	10,436	—
Long-term debt and capital leases, less current portion	14,050	10,753
Other long-term liabilities	3,619	3,932
Deferred revenue – non-current	1,481	2,050
Deferred income taxes	14,318	13,185

Total liabilities	79,901	67,260

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 30,554,129 and 30,453,245 shares issued, and 28,018,481 and 27,917,597 shares outstanding, respectively	306	305
Additional paid-in capital	66,123	65,157
Treasury stock, 2,535,648 shares at cost	(12,382)	(12,382)
Retained earnings	102,090	97,067

Total stockholders’ equity	156,137	150,147

Total liabilities and stockholders’ equity	$236,038	$217,407

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended December 31, 2004 and 2003

(In thousands, except per-share amounts)

(Unaudited)

	2004	2003
REVENUES:
Gaming revenue – Class II	$27,669	$29,247
Gaming revenue – All other	9,900	1,409
Player terminal and license sale and lease revenue	994	3,377
Other	603	422

Total revenues	39,166	34,455
OPERATING COSTS AND EXPENSES:
Cost of player terminals and licenses sold	841	1,688
Selling, general and administrative expenses	16,825	13,364
Amortization and depreciation	13,281	7,852

Total operating costs and expenses	30,947	22,904

Operating income	8,219	11,551

OTHER INCOME (EXPENSE):
Interest income	432	363
Interest expense	(554)	(223)

Income before income taxes	8,097	11,691
Income tax expense	3,074	4,421

Net income	$5,023	$7,270

Basic earnings per share	$0.18	$0.27

Diluted earnings per share	$0.17	$0.24

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three months Ended December 31, 2004 and 2003

Increase (Decrease) in Cash and Cash Equivalents

(In thousands)

(Unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,023	$7,270
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Amortization	811	459
Depreciation	12,470	7,393
Accretion of contract rights	326	—
Provision for inventory and long-lived assets	35	—
Deferred income taxes	1,080	585
Options issued to consultants	67	93
Provision for (Recovery of) doubtful accounts	96	(21)
(Increase) decrease in:
Accounts receivable	(4,102)	(2,376)
Inventory	199	1,015
Prepaid expenses and other	(336)	(420)
Federal and state income tax receivable	1,734	438
Other long-term liabilities	(279)	(191)
Notes receivable	1,871	608
Increase (decrease) in:
Accounts payable and accrued expenses	(6,429)	(9,434)
Deferred revenue	(211)	351

NET CASH PROVIDED BY OPERATING ACTIVITIES	12,355	5,770

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(23,370)	(11,376)
Acquisition of intangible assets	(837)	(1,810)
Advances under development agreements	(10,493)	(3,474)
Repayments under development agreements	4,588	133
Advances on notes receivable	—	(20,574)
Stockholders’ notes receivable, net	—	(22)

NET CASH USED IN INVESTING ACTIVITIES	(30,112)	(37,123)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants, and related tax benefit	900	4,798
Principal payments of long-term debt and capital leases	(2,385)	(1,101)
Proceeds from revolving line of credit	10,436	—
Proceeds from long-term debt	10,000	7,708

NET CASH PROVIDED BY FINANCING ACTIVITIES	18,951	11,405

Net increase (decrease) in cash and cash equivalents	1,194	(19,948)
Cash and cash equivalents, beginning of period	4,768	26,319

Cash and cash equivalents, end of period	$5,962	$6,371

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

For the Three months Ended December 31, 2004 and 2003

(In thousands)

(Unaudited)

	2004	2003
SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$462	$317

Income tax paid	$5	$29

NON-CASH TRANSACTIONS:
Property and equipment and other assets acquired through:
Capital lease	—	2,922
Long-term debt	410	704
Receipt of Company’s common stock as consideration for employee stock option exercise	—	472

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

The accompanying financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes contained within the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2004.

The financial statements included herein as of December 31, 2004, and for each of the three months ended December 31, 2004 and 2003 have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States of America, or U.S., and the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The information presented reflects all adjustments consisting solely of normal adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the three months ended December 31, 2004 are not necessarily indicative of the results which will be realized for the year ending September 30, 2005.

Operations. The Company is a technology supplier to the gaming industry. The Company designs and develops interactive electronic gaming systems that are marketed primarily to Native American, charity and commercial bingo gaming facilities, and to state lottery commissions located throughout the U.S. The Company’s gaming systems are typically provided to customers under revenue sharing arrangements, except for video lottery terminals in the Class III market in Washington State, which are typically sold for an up-front purchase price. The Company provides Class II gaming to its tribal customers through a nationwide, broadband telecommunications network. Player terminals in the Class II gaming market are typically interconnected within a gaming facility and across multiple facilities, thereby enabling players to simultaneously participate in the same game and to compete against one another to win common pooled prizes. In the charity bingo market, player terminals are typically only interconnected within the gaming facility where the player terminals are located. The Company provides a central determinant system for use by state lottery commissions. The Company places Point-of-Sale Terminals, or POSTs, in conjunction with its Tribal Instant Lottery Game, or TILG, in the Class III market; these are supported by central determinant system technology similar to that used in the state lottery market. The Company offers content for its gaming systems that has been designed and developed by the Company, as well as game themes it has licensed from others.

Consolidation Principles. The Company’s financial statements include the activities of Multimedia Games, Inc. and its wholly-owned subsidiaries: MegaBingo, Inc., MGAM Systems, Inc. and MGAM Services. Intercompany balances and transactions have been eliminated.

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

Reclassifications. Certain reclassifications were made to the prior period’s financial statements to conform to the current period financial statement presentation. These reclassifications did not have an impact on the Company’s previously reported net income.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company’s current gaming arrangements typically do not guarantee prize payout levels and require that only its share of the hold per day be remitted to the Company. Management has determined that the net amounts remitted by customers should be reported as revenue and not presented on a gross basis, as previously reported. As a result, the Company has presented its current period revenues in accordance with this policy and reclassified “Allotments to facility operators” for the quarter ended December 31, 2003 to conform to the current period presentation.

Revenue Recognition. The Company derives its gaming revenues primarily from participation arrangements with its Native American and charity bingo customers. Participation revenue generated from the Company’s Class II customers is reported in its results of operations as “Gaming revenue – Class II,” while revenues from charity customers and the Company’s TILG product are included in “Gaming revenue – All other.” Under these arrangements, the Company retains ownership of the player terminals, POSTs and back-office equipment, which are collectively referred to as gaming systems, installed at customer gaming facilities, and receives revenue based on a percentage of the hold per day generated by each gaming system, which is generally considered both realizable and earned at the end of each gaming day. Certain of the Company’s arrangements require it to set aside a portion of the facilities’ hold per day to be used to fund facility-specific marketing, advertising, promotions and service. These amounts are offset against revenue, and deferred in a liability account until expended.

The Company generates gaming revenues from the state video lottery market by providing the central determinant system for video lottery terminal networks. In return for providing the system, the Company receives a small portion of the network-wide hold, which is reported in its financial results of operations as a part of “Gaming revenue – All other.”

The Company also generates gaming revenues from back-office fees based on a share of the hold per day from both leased and sold Class III POSTs in Washington State. Back-office fees cover the service and maintenance costs for back-office servers installed in each gaming facility to run its Class III games, as well as the cost of related software updates. These back-office fees are reported in the Company’s results of operations as a part of “Gaming revenue – All other.” For those POSTs sold to customers, the back-office fees are based on a considerably smaller percentage of the hold per day than the revenue share received from terminals being rented under participation agreements. Accordingly, the Company derives its Class III revenues to a greater extent from POST sales than from participation-based back-office fees. Sales of Class III POSTs are usually clustered around the expansion of existing casinos, the opening of new casinos, or changes in applicable law that permit customers to operate a greater number of POSTs than previously allowed.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

accounts. In its overall allowance for doubtful accounts, the Company includes any receivable balances that are determined to be uncollectible. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs might exceed the recorded allowance.

Inventory. The Company’s inventory consists primarily of completed player terminals, related component parts and back-office computer equipment expected to be sold within the Company’s next fiscal year. Inventories are stated at the lower of cost (first in, first out) or market.

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

At December 31, 2004 and September 30, 2004, the following net amounts related to advances made under development agreements were recorded in the following balance sheet captions:

	December 31, 2004	September 30, 2004
	(In thousands)
Included in:
Notes receivable	$23,927	$22,836
Property and equipment, net of accumulated depreciation	13,680	10,343
Intangible assets – contract rights, net of accumulated amortization	17,078	11,812

Notes Receivable. At December 31, 2004 and September 30, 2004, the Company’s notes receivable consisted of the following:

	December 31, 2004	September 30, 2004
	(In thousands)
Notes receivable from development agreements	$23,927	$22,836
Notes receivable from equipment sales	6,551	9,040
Other notes receivable	1,035	1,086
Allowance for notes receivable	—	(75)

Notes receivable, net	31,513	32,887
Less current portion	8,602	12,299

Notes receivable – non-current	$22,911	$20,588

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements, and generally bear interest at prevailing interest rates. These notes are typically collateralized by all the personal property not owned by the Company and contained within the respective tribal gaming facility, although the value of such property, if repossessed, may be less than the note receivable outstanding. As of December 31, 2004, the average interest rate on notes receivable from development agreements was 4.89%, and the expected term of such notes ranged from one to three years; however, the timing of required payments may vary, as certain of the note repayment terms are based on the hold per day per player terminal retained by the facilities.

Notes receivable from equipment sales consist of financial instruments issued by customers for the purchase of player terminals and licenses, and generally bear interest at prevailing interest rates. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the note receivable outstanding. As of December 31, 2004, the average interest rate on notes receivable from equipment sales was 4.63%, and the term of such notes ranged from one to two years.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Property and Equipment and Leased Gaming Equipment. Property and equipment and leased gaming equipment is stated at cost. The cost of property and equipment and leased gaming equipment is depreciated over their estimated useful lives, generally using the straight-line method for financial reporting, and accelerated methods for tax reporting purposes. Player terminals placed with customers under participation arrangements are included in leased gaming equipment. Leased gaming equipment includes a “pool” of rental terminals, i.e., the “rental pool.” Rental pool units are those units that have previously been placed in the field under participation arrangements, but are currently back at the Company being refurbished and/or awaiting redeployment. Routine maintenance of property and equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated useful life of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in the Company’s results of operations.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. An analysis of the long-lived assets December 31, 2004 indicated there was no impairment to these assets’ carrying values.

Equipment under Capital Lease. Equipment under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The cost of leased property and equipment is amortized using the Company’s normal depreciation policy, described under “Property and Equipment and Leased Gaming Equipment.”

Credit Facility, Long-Term Debt and Capital Leases. At December 31, 2004 and September 30, 2004, the Company’s Credit Facility, long-term debt and capital leases consisted of the following:

	December 31, 2004	September 30, 2004
	(In thousands)
Revolving line of credit	$10,436	$—

Term Loan facility	$16,256	$7,181
Other long-term debt	4,891	4,998
Capital lease obligations	7,344	8,287

Long-term debt and capital leases	28,491	20,466
Less current portion	14,441	9,713

Long-term debt and capital leases, less current portion	$14,050	$10,753

The Company’s debt structure consists of a Credit Facility, which provides the Company with a $20.0 million term loan facility, or the Term Loan, and a $15.0 million revolving line of credit, or the Revolver. The Term Loan matures in June 2006, and bears interest at a rate of Prime plus 1.25%, with a floor of 5.5% (or 6.5% as of December 31, 2004). At December 31, 2004, the Company had drawn $20.2 million under the available tranches of the Term Loan. Equal installments of principal and interest are payable over the term of the first two tranches, which are 36 and 30 months, respectively. On the third tranche, installments based on a 24-month term are due beginning in February 2005, with a balloon payment due in June 2006.

The Revolver provides the Company with up to $15.0 million for working capital needs. The Revolver bears interest at a rate of Prime plus 1.25%, and has a commitment fee based on the daily average unborrowed commitment. The Revolver matures in November 2006. As of December 31, 2004, $10.4 million was outstanding under the Revolver, leaving $4.6 million available, which was reduced by $1.0 million reflecting outstanding letters of credit.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Credit Facility contains certain customary financial and operational covenants, and is collateralized by substantially all the Company’s assets. The Company is in compliance with these covenants as of December 31, 2004.

Other long-term debt at December 31, 2004 represents a five-year loan related to financing the Company’s corporate aircraft, and various three-to five-year loans for the purchase of automobiles and property and equipment.

Capital lease obligations consist of various three-year noncancelable capital leases for certain equipment used in the Company’s operations.

Fair Value of Financial Instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At December 31, 2004 and September 30, 2004, the carrying amounts for the Company’s financial instruments, which include accounts and notes receivable, accounts payable, and long-term debt and capital leases, approximate fair value.

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

	Three Months Ended December 31,
	2004	2003
	(In thousands, except shares and per-share amounts)
Income available to common stockholders – basic and diluted	$5,023	$7,270

Weighted average common shares outstanding	27,954,564	26,710,162
Effect of dilutive securities:
Options	2,307,330	3,777,190

Weighted average common and potential shares outstanding	30,261,894	30,487,352

Basic earnings per share	$0.18	$0.27

Diluted earnings per share	$0.17	$0.24

At December 31, 2004, options to purchase 419,500 shares of Common Stock at exercise prices ranging from $13.76 to $15.30 per share were outstanding, but were not included in the computation of diluted earnings per share due to their antidilutive effect.

Stock-Based Compensation. The Company applies Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” or APB 25, in accounting for its stock option plans, rather than the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB 25, no compensation expense is recognized for grants of options to common law employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company’s grants in the three months ended December 31, 2004 and 2003, no compensation expense has been recognized.

Pro forma information regarding net income and earnings per share under the alternative fair value accounting is required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” For purposes of pro forma disclosures, the estimated fair value of the options granted is amortized

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

to expense over the options’ vesting period. Had the Company determined compensation expense for stock option grants based on their estimated fair value on their grant date, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended December 31,
	2004	2003
	(In thousands, except per-share amounts)
Net income:
As reported	$5,023	$7,270
Deduct: Total estimated stock-based employee compensation determined under fair value method for all awards, net of related tax benefit	(858)	(1,549)

Pro forma	$4,165	$5,721

Basic earnings per common share:
As reported	$0.18	$0.27

Pro forma	$0.15	$0.21

Diluted earnings per common share:
As reported	$0.17	$0.24

Pro forma	$0.14	$0.19

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

Development Agreements. On April 23, 2004, the Company reported that the Acting General Counsel of the National Indian Gaming Commission, or NIGC, had issued a letter to the Company and one of its tribal customers opining that its development agreement regarding the WinStar Casino in Thackerville, Oklahoma constitutes a “management contract.” The authority of the NIGC to review and approve gaming related contracts is limited to management contracts and related collateral agreements. According to the Acting General Counsel, the performance of any planning, organizing, directing, coordinating or controlling with respect to any part of a gaming operation constitutes “management” for purposes of determining whether an agreement for any of these activities is a management contract. The Company has expressed its disagreement with the Acting General Counsel’s interpretation, and its belief that her view of “management” is broader than was intended by Congress. The Company also believes that the Acting General Counsel’s opinion may be based in part on collateral agreements that were provided to the NIGC in error and that are not presently in effect.

On December 1, 2004 the Company received a series of letters from the NIGC expressing the Commission’s concern that certain of its agreements violate the requirements of the Indian Gaming Regulatory Act of 1988, or IGRA, and tribal gaming regulations which state that the Native American tribes hold the “sole proprietary interest” in the tribe’s gaming operations. In particular, the NIGC is concerned that the Company’s development agreements, whereby it advances development funds to its tribal customers in exchange for allocated floor space and a share of gaming revenue, create a “proprietary interest” of the Company’s in the tribes’ gaming operations. As a result of its concern, the NIGC has requested that the Company and its tribal customers provide a written justification for the percentage of shared revenue specified in the subject agreements, which, in the view of the NIGC, exceeds the level permissible under a management agreement. The NIGC has also asked that the Company and its tribal customers provide an explanation why these arrangements do not result in the Company holding a proprietary interest in its tribal customers’ gaming operations. In addition, on December 1, 2004, the Company received a letter from the NIGC expressing the Commission’s concern that an Integrated Electronic Gaming Services Agreement, with one of the Company’s customers, dated January 2000, and covering one of its Legacy games, constituted a management agreement. According to the Acting General Counsel, the performance of any planning, organizing, directing, coordinating or controlling, with respect to any part of a gaming operation, constitutes “management” for purposes of determining whether an agreement is a management contract, which requires NIGC approval. The Company is currently preparing its response to the NIGC’s requests.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

If certain of the Company’s development agreements are finally determined to be management contracts or to create a “proprietary interest” of the Company’s in tribal gaming operations, there could be material adverse consequences to us. In that event, the Company may be required, among other things, to modify the terms of such agreements. Such modification may adversely affect the terms on which the Company conducts business, and significantly impact its financial condition and results of operations from such agreements and from other development agreements that may be similarly interpreted by the NIGC.

The Company’s contracts could be subject to further review at any time. Any further review of these agreements by the NIGC, or alternative interpretations of applicable laws and regulations could require substantial modifications to those agreements, or result in their designation as “management contracts,” which could materially and adversely affect the terms on which it conducts business.

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

Diamond Games. The Company is a defendant in a lawsuit filed in the State Court in Oklahoma City, Oklahoma alleging four causes of action: 1) Deceptive Trade Practices, 2) Unfair Competition; 3) Wrongful Interference with Diamond Games, Inc.’s Business; and 4) Restraint of Trade. All of the theories of recovery arise out of Oklahoma State law. The Company removed the case from the State Court to the United States District Court for the Western District of Oklahoma. Diamond Games has filed a motion to remand the case back to State Court. That motion is still pending. The essence of the case alleges that the Company offered MegaNanza® and Reel Time Bingo® to tribes in Oklahoma, even though they were both allegedly illegal Class III games which had a severe negative impact on Diamond Games’ market for their legal pull-tab game, Lucky Tab II. Also, the case alleges that the Company’s development agreements unfairly interfere with their ability to successfully conduct their business. Diamond Games is seeking unspecified damages and injunctive relief; however, the Company believes the claims of Diamond Games are without merit and intends to defend the case vigorously.

International Gamco, Inc. International Gamco, Inc., or Gamco, claiming certain rights in United States Patent No. 5,324,035, or the ‘035 Patent, brought suit against the Company in the United States District Court, for the Southern District of California, claiming that the Company’s central determinant system, as operated in the New York State Lottery, infringes the ‘035 Patent. The Company currently sublicenses the right to practice the technology stated in the ‘035 Patent in Native American gaming jurisdictions in the United States, pursuant to an agreement between it and Bally Gaming, Inc. Bally obtained the right to sublicense those rights to the Company from Oasis Technologies, Inc., or Oasis, a previous owner of the ‘035 Patent.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Development Agreements

As of December 31, 2004, the Company had entered into development agreements to provide up to $101.2 million towards the construction and/or remodel of tribal gaming facilities, and had advanced $63.3 million under these agreements. In exchange for a certain amount of the funds advanced under the development agreement, the Company receives a guarantee of floor space for its player terminals. A portion of the hold per day generated by these player terminals is used to repay the construction advance. Consequently, the payback period is dependent on the hold per day generated by the Company’s player terminals located on the guaranteed floor space. The Company is in various stages of discussion with new and existing customers to provide funding for similar opportunities under joint development agreements.

Off Balance Sheet Arrangements

As of December 31, 2004, the Company had $1.0 million in outstanding letters of credit issued under the Revolver to guarantee its performance under certain contracts.

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

We derive the majority of our gaming revenues from the placement of Point-of-Sale Terminals, or POSTs, and back office equipment, which we collectively refer to as gaming systems, under participation arrangements, and to a lesser degree from the placement of POSTs, in the Class III market in Washington State under lease-purchase or participation arrangements, and from the back-office fees generated by those video lottery systems. We also generate gaming revenues in return for providing the central determinant system for a network of POSTs operated by the New York State Division of the Lottery. A significantly smaller portion of our revenues is generated from the sale of POSTs and game licenses in the Class III market in Washington State, except for a relatively few periods during which market conditions result in a temporary increase in the number of POSTs sold during the period (e.g., the opening of a new casino, or a change in the law that allows existing casinos to increase the number of POSTs permitted under prior law).

Class II Market

We derive our Class II gaming revenues primarily from participation arrangements with our Native American customers. Under participation arrangements, we retain ownership of the player terminals and gaming equipment installed at our customers’ tribal gaming facilities, and receive revenue based on a percentage of the hold per day generated by each gaming system. Our portion of the hold per day is reported by us as “Gaming revenue – Class II,” and represents the total amount that end users wager, less the total amount paid to end users for prizes, and the amounts retained by the facilities for their share of the hold. Our historical revenue growth is a reflection of the increase in our installed base of player terminals in the Class II market, and the technological advances we have developed and implemented.

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

As the market grows, and the rules and regulations governing Class II gaming are clarified by court decisions and by improved rule-making procedures, we believe new competitors with significant gaming experience and financial resources will enter the Class II market. New tribal-state compacts, such as the Oklahoma gaming legislation, may also lead to increased competition from such competitors. In addition, we are experiencing an extended period of uncertainty relative to enforcement of existing restrictions on non-Class II devices, which is forcing us to continue to compete against games that do not appear to comply with published regulatory restrictions on Class II games. As a result of this increased competition in Oklahoma, we have and may continue to experience pressure on our pricing model, with the result that gaming providers are competing on the basis of price as well as the entertainment value and technological superiority of their products. While we will continue to compete by regularly introducing new and more entertaining games, with technological enhancements that we believe will appeal to end users, we believe that the level of net revenue retained by our customers from their installed base of player terminals will become a more significant competitive factor, one that may require us to change the terms of our participation arrangements with customers. Consequently, we believe that a simple business model based upon the average hold per player terminal per day will become less relevant in predicting our performance, as our participation arrangements with customers become less standardized and more complex.

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

In December 2003, we installed the first POSTs for our new Tribal Instant Lottery Game, or TILG, in California. The new one-touch game is based on a simulated scratch-off lottery ticket, and employs our central determinant system technology. During November 2004 we installed approximately 2,890 additional POSTs in California. These POSTs were removed subsequent to December 31, 2004 and a majority of the units were converted to a version of Reel Time Bingo that has been approved by the National Indian Gaming Commission, or NIGC.

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

In return for the amounts advanced by us, a percentage of the gaming facility’s floor space is guaranteed for our player terminals, and we receive a fixed percentage of the hold per day from those units over the term of the agreement. Certain of the agreements contain performance standards for our player terminals that could allow the facility to reduce a portion of our dedicated floor space. To date, we have entered into eleven development agreements for an aggregate commitment to advance approximately $101.2 million. As of December 31, 2004, we had advanced a total of $63.3 million under such agreements and expect to advance the remaining $37.9 million over the next twelve months.

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

Research and development expenses increased by 52% to $4.1 million for the three months ended December 31, 2004, from $2.7 million for the comparable period in the prior fiscal year. This increase primarily resulted from an increased headcount in our development group as we have focused our internal efforts on developing new gaming systems and game themes. We expect our research and development expenses to grow over the upcoming periods as we continue focusing on product development and adding development staff.

Recent Developments

Oklahoma Tribal-State Compact. In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. This legislation was subject to approval in a statewide referendum, which was subsequently obtained in the November 2004 elections. The Oklahoma gaming legislation allows the tribes to sign a compact with the State of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic “bonanza-style” bingo games, electronic skill games and non house-banked blackjack games. In addition, certain horse tracks in Oklahoma will be allowed to operate a limited number of instant and “bonanza–style” bingo games and electronic skill games. Four tribes and the state must sign the compact and the Bureau of Indian Affairs must approve it before it becomes effective. The compact could be effective and the tribes could begin operating the compacted games as soon as February 2005. All vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the State of Oklahoma. Pursuant to the compacts, vendors placing games at tribal facilities will have to be licensed by each tribe. All electronic games placed under the compact will have to be certified by independent testing laboratories to meet technical specifications. These are expected to be published by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities in February 2005.

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

The new legislation requires Oklahoma tribes to develop their own licensing procedures for their vendors. Our Oklahoma tribal customers are in the early stages of developing these procedures, and we currently have limited, if any, information regarding the ultimate process or expenses involved with securing licensure by the tribes. Moreover, tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within the tribe. Changes in tribal leadership or tribal political pressure can affect our relationships with our customers. As a result of these and other considerations, it remains difficult to forecast the short-term impact on our business from the recent Oklahoma gaming legislation.

NIGC. On April 23, 2004 we reported that the Acting General Counsel of the NIGC had issued a letter to us and one of our tribal customers opining that our development agreement regarding the WinStar Casino in Thackerville, Oklahoma constitutes a “management contract.” The authority of the NIGC to review and approve gaming-related contracts is limited to management contracts and related collateral agreements. According to the Acting General Counsel, the performance of any planning, organizing, directing, coordinating or controlling with respect to any part of a gaming operation constitutes “management” for purposes of determining whether an agreement for any of these activities is a management contract. We have expressed our disagreement with the Acting General Counsel’s interpretation, and our belief that her view of management is broader than was intended by Congress. We also believe that the Acting General Counsel’s opinion may be based, in part, on collateral agreements that we provided to the NIGC in error and that are not presently in effect. We, along with certain tribal customers, have submitted additional information and documents related to our development agreements for review by the NIGC. If certain of our development agreements are finally determined to be management contracts, there could be material adverse consequences for us. In that event, we may be required to modify the terms of such agreements. Such modification may adversely affect the terms on which we conduct business, and significantly impact our financial condition and results of operations from such agreements and from other development agreements that may be similarly interpreted by the NIGC.

On December 1, 2004, we received a series of letters from the NIGC expressing the Commission’s concern that certain of our agreements violate the requirements of the Indian Gaming Regulatory Act of 1988, or IGRA, and tribal gaming regulations that the Native American tribe hold the “sole proprietary interest” in the tribe’s gaming operations. In particular, the NIGC is concerned that our development agreements, whereby we advance development funds to our tribal customers in exchange for allocated floor space and a share of gaming revenue, create a “proprietary interest” of ours in the tribe’s gaming operations. As a result of its concern, the NIGC has requested that we and our tribal customers provide a written justification for the percentage of shared revenue specified in the subject agreements, which in the view of the NIGC exceeds the level permissible under a management agreement. The NIGC has also asked that we and our tribal customers provide an explanation why our arrangements do not result in our holding a proprietary interest in our tribal customers’ gaming operations. . In addition, on December 1, 2004, we received a letter from the NIGC expressing the Commission’s concern that an Integrated Electronic Gaming Services Agreement, with one of our customers, dated January 2000, and covering one of our Legacy games, constituted a management agreement. According to the Acting General Counsel, the performance of any planning, organizing, directing, coordinating or controlling, with respect to any part of a gaming operation, constitutes “management” for purposes of determining whether an agreement is a management contract, which requires NIGC approval. We are currently preparing our response to the NIGC’s requests.

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

RESULTS OF OPERATIONS

The following tables outline our end-of-period and average installed base of gaming terminals for the three months ended December 31, 2004 and 2003:

	Three Months Ended December 31,
	2004	2003
End-of-period installed Gaming terminal base:
Class II player terminals
Reel Time Bingo	9,857	8,842
MegaNanza	—	—

New Generation system	9,857	8,842
Legacy system	705	1,290
Other player terminals and POSTs(1)	5,617	589
Class III video lottery terminals	4,063	3,005

	Three Months Ended December 31,
	2004	2003
Average installed gaming terminal base:
Class II player terminals
Reel Time Bingo	10,061	8,752
MegaNanza	—	81

New Generation system	10,061	8,833
Legacy system	798	1,420
Other player terminals and POSTs	4,232	87
Class III video lottery terminals	3,704	2,923

(1)	Other player terminals and POSTs as of December 31, 2004 included 3,380 TILG units installed at two tribal customers’ casinos in California. As of the date of this filing, the TILG gaming system and POSTs are not currently running, and there are now approximately 2,500 Reel Time Bingo player terminals installed at the two California tribal customers’ casinos, with 900 of the original TILG units presently in storage.

Reclassification

Certain reclassifications were made to the prior period’s financial statements to conform to the current period financial statement presentation. These reclassifications did not have an impact on our previously reported net income.

Historically, we entered into certain agreements with our tribal customers that, among other things, guaranteed certain prize payouts based upon attaining an assumed level of gross game receipts, and statistical assumptions as to the frequency of winners, and required customers to deposit a fixed percentage of gross gaming receipts in a depository account we controlled. We used the depository account to reimburse prizes, prize fulfillment fees, insurance payments and bank fees. In these instances, we were essentially acting as a “bank” by managing prizes across multiple facilities on our network of electronic player terminals. Based on our role as a “bank,” we historically considered our role more as a principal than an agent, and reported the hold per day generated from our player terminals as revenue, and deducted amounts paid to or retained by facilities as “Allotments to facility operators.”

The vast majority of these arrangements have gone away over the past few years, prompting us to evaluate our revenue presentation.

Our current gaming arrangements typically do not guarantee prize payout levels, and require that only our share of the hold per day be remitted to us. Management has determined the net amounts remitted by customers should be reported as revenue, and not presented on a gross basis. As a result, we have presented our current period revenues in accordance with this policy, and reclassified “Allotments to facility operators” for the quarter ended December 31, 2003, to conform to the current period presentation.

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Total revenues for the first quarter of fiscal 2005 were $39.2 million, compared to $34.5 million for the same period in fiscal 2004, a 14% increase. The increase in revenues primarily resulted from an increase in the installed base of player terminals in the TILG and charity markets. This increase was offset by a decrease in player terminal and license sale and lease revenue, as the first-quarter 2004 results benefited from the sale of 239 player terminals, compared to the sale of 43 player terminals in the first quarter of 2005.

Gaming Revenue – Class II

•	Class II gaming revenues decreased by $1.5 million, or 5%, from $29.2 million in the three months ended December 31, 2003 to $27.7 million in the three months ended December 31, 2004, due primarily to a decrease in the hold per unit generated from our New Generation network.

•	New Generation system revenues, which include Reel Time Bingo and MegaNanza games, were $26.5 million for the quarter ended December 31, 2004, compared to $27.0 million in the quarter ended December 31, 2003, a 2% decrease. This was based primarily on a decrease in the hold per unit for the current quarter.

Gaming Revenue – All Other

•	Class III rental and back-office fees increased 13% to $1.3 million in the three months ended December 31, 2004, from $1.2 million during the same period of 2003.

•	Other recurring gaming revenue generated from the charity bingo market, TILG and to a lesser degree, the central determinant system for the New York Lottery, increased to $8.6 million for the quarter ended December 31, 2004, compared to $226,000 in same quarter of 2003. The increase relates to our expansion into the charity bingo market and the launches of TILG and the New York lottery system late in the first quarter of fiscal 2004.

•	In December 2003, we began installing our first electronic player terminals in the Alabama charity market. In addition, during July 2004 we began installing terminals in Louisiana. As of December 31, 2004, we had an installed player terminal base of 2,237 units, compared to 300 units in the prior year.

•	In December 2003, we began installing the first POSTs for our TILG in California. As of December 31, 2004, we had an installed base of 3,380 units, compared to 289 units in the prior year.

•	We began generating revenues from the central determinant system for the New York Lottery in January 2004. Currently, four of the eight planned “racinos” are operating with approximately 5,000 POSTs. To date, we have realized substantially less revenue than anticipated from our New York Lottery operations, in significant part due to delays in the opening of “racino” operations at several of the planned racetracks. We are nevertheless required to incur ongoing expenses associated with development and maintenance of the New York video lottery system, and we do not currently expect to have profitable operations there at least through 2005. Delays in the anticipated development of the New York video lottery system and other emerging market opportunities may continue to adversely impact our revenue and operating results.

Player Terminal and License Sale and Lease Revenue

•	Player terminal and license sale and lease revenue decreased to $994,000, from $3.4 million in the same period of 2003. During the first quarter of fiscal 2005, 43 video lottery terminals were sold, compared to 239 in the same quarter of fiscal 2004, resulting in $363,000 in player terminal revenue. Beginning the first quarter of fiscal 2005, player terminal revenue of $281,000 was recognized ratably, based on the contract term per our revenue recognition policy. The lower number of video lottery terminals sold in the current quarter resulted in a decrease in license sales from $617,000 in fiscal 2003 to $350,000 in fiscal 2004.

Other revenue, which consisted primarily of service and maintenance fees, increased 43% to $603,000 for the three months ended December 31, 2004, from $422,000 in the same period of 2003. The increase is due to the greater number of player terminals in service, and service contract income related to video lottery terminals beginning in August 2003.

Cost of player terminal and licenses sold decreased to $841,000 for the three months ended December 31, 2004, from $1.7 million in the same period of 2003. The decrease relates to reduced sales of equipment and licenses during the first quarter of 2005, compared to the same period in 2004.

Selling, general and administrative expenses increased 26% to $16.8 million for the three months ended December 31, 2004, from $13.4 million in the same period of 2003. The increase continues to reflect higher salaries and wages and the related employee benefits and taxes, which increased approximately $619,000 due to the additional personnel hired to develop our gaming systems and content and to monitor and develop proposals to address opportunities in both domestic and international markets. At December 31, 2004, we employed 460 full-time and part-time employees, compared to 368 at December 31, 2003. The increased number of player terminals in the field has increased repairs and maintenance, transportation and related costs by $687,000. Travel costs increased approximately $207,000, due to the greater number of employees, the pursuit of new business and the temporary assignment of employees related to the charitable bingo market, and TILG. Consulting and contract labor increased $1.2 million due to the large deployment in this quarter of player terminals in the California TILG market. Legal, professional and lobbying fees increased approximately $854,000, primarily as a result of increased legal and professional services related to our research of new products and entry into new markets.

Amortization and depreciation expense increased 69%, to $13.3 million for the three months ended December 31, 2004, from $7.9 million in 2003, primarily as a result of a 55% increase in the average installed base of terminals under participation arrangements. As we continue to place player terminals and equipment under participation arrangements, and continue to construct and/or remodel facilities under development agreements, we expect our levels of depreciation and amortization expense to increase.

Interest income increased to $432,000 for the three months ended December 31, 2004, from $363,000 in the same period of 2003, due to interest accrued on the higher balances of notes receivable.

Interest expense increased to $554,000 for the first fiscal quarter of 2005, from $223,000 for the same quarter of fiscal 2004, due primarily to an increase in amounts outstanding under our Credit Facility. As we continue to fund our capital commitments pursuant to our development agreements and otherwise, we will likely be required to borrow more money under our Credit Facility. As a result, our interest expense will likely continue to increase in the future.

Income tax expense decreased to $3.1 million for the three months ended December 31, 2004, from $4.4 million in the same period of 2003. These figures represent effective tax rates of 38.0% and 37.8% for the three months ended December 31, 2004 and 2003.

RECENT ACCOUNTING PRONOUNCEMENTS ISSUED

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment”. Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.

Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. We are currently evaluating the effect adoption of SFAS 123 (R) will have on our overall results of operations and financial position.

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

Revenue recognition for our gaming systems is complex and involves judgment in: a) identifying “multiple deliverables,” since each system contract is generally unique; b) determining the inter operability of certain elements of our hardware and software; and c) assessing the creditworthiness of our customers. While we believe our assumptions are reasonable, these factors significantly influence our evaluation to recognize or defer revenue from each gaming system, and if different, could materially affect the timing of our revenues.

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

Development Agreements. We enter into development agreements to provide financing for new tribal gaming facilities, or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to exclusive placement of our player terminals, and we receive a fixed percentage of those player terminals’ hold per day over the term of the agreement. Certain of the agreements contain performance standards for our player terminals that could allow the facility to reduce a portion of our guaranteed floor space. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the hold to be used for repayment of some or all of the advances. Amounts advanced in excess of those reimbursed by the customer for real property and land improvements are allocated to intangible assets and amortized over the life of the contract. Amounts related to personal property owned by us and located at the tribal gaming facility are carried in our property and equipment, and depreciated over the estimated useful life of the related asset or the contract life, whichever is shorter.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts related to our accounts receivable and notes receivable that have been deemed to have a high risk of collectibility. We review our accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We analyze historical collection trends and changes in our customers’ payment patterns, customer concentration and creditworthiness when evaluating the adequacy of our allowance for doubtful accounts. A large percentage of receivables are with Native American tribes that have their reservations and gaming operations in the state of Oklahoma, and we have concentrations of credit risk with several tribes. Despite the industry, geographic and customer concentrations related to our receivables, due to our historical experience on receivable collections, management considers credit risk is minimal with respect to accounts receivable. We include any receivable balances that are determined to be uncollectible in our overall allowance for doubtful accounts. Changes in our assumptions or estimates reflecting the collectibility of certain accounts could materially affect our allowance for both trade and notes receivable.

At December 31, 2004 and September 30, 2004, our allowance for doubtful trade accounts and notes receivable was $679,000 and $533,000 respectively.

Income taxes. We apply the provisions of SFAS No. 109 “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax liabilities or assets arise from differences between the tax basis of liabilities or assets and their basis for financial reporting, and are subject to tests of recoverability in the case of deferred tax assets. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of assets and liabilities, and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

The accounting for income taxes involves significant judgments and estimates, and deals with complex tax regulations. The recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences, and the failure to fully realize such deferred tax assets could result in a higher tax provision in future periods.

At December 31, 2004 and September 30, 2004 our net deferred tax liability totaled $12.4 million and $11.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, we had unrestricted cash and cash equivalents of $6.0 million, compared to $4.8 million at September 30, 2004. Our working capital at December 31, 2004 was $915,000, compared to $249,000 at September 30, 2004.

As of December 31, 2004, our total contractual cash obligations were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Revolving line of credit	$—	$10,436	$—	$—	$10,436
Long-term debt(1)	10,513	9,519	1,115	—	21,147
Capital leases(2)	4,349	3,592	—	—	7,941
Operating leases(3)	1,454	2,711	2,912	851	7,928
Purchase commitments(4)	10,224	—	—	—	10,224
Payments due under employment agreement(5)	250	500	500	2,271	3,521
Gaming facility joint development agreements(6)	37,925	—	—	—	37,925

Total	$64,715	$26,758	$4,527	$3,122	$99,122

(1)	Consists of various three-to five-year loans for the purchase of automobiles and property and equipment at an overall average annual interest rate of 6.89%, a five-year loan related to financing our corporate aircraft at an annual interest rate of LIBOR plus 2.75%, and amounts borrowed under our Credit Facility at an annual interest rate of Prime plus 1.25% with a floor of 5.5%.
(2)	Consists of various three-year capital leases for property and equipment at an overall average annual interest rate of 7.82%.
(3)	Consists of operating leases for our facilities and office equipment that expire at various times through 2010.
(4)	Consists of commitments to purchase third-party licenses and player terminals.
(5)	Represents the expected future payments due, based on life expectancy tables, to Gordon Graves for his non compete agreement entered into under his Employment Agreement.
(6)	Represents commitments for payments toward development and construction and/or expansion of tribal gaming facilities. For purposes of this table, cash obligations under development agreements are considered payable over the next twelve months, although the actual timing of the payments may extend beyond twelve months, depending on the number and schedule of development projects ongoing at any given time.

During the quarter ended December 31, 2004, we generated $12.4 million in cash from our operations, compared to $5.8 million during the same period of 2003. This $6.6 million increase in cash generated from operations over the prior period was primarily the result of the payment timing related to purchases of inventory and accounts payable, as well as the timing of accounts receivable collections.

Cash used in investing activities decreased to $30.1 million in the quarter ended December 31, 2004, from $37.1 million in the same period of 2003. The decrease resulted from a $12.0 million increase in cash capital expenditures, to $23.4 million for the three months ended December 31, 2004, from $11.4 million in the same period of fiscal 2003. This amount, combined with net amounts of $5.9 million, advanced under development agreements in the first quarter of fiscal 2005, compared to $3.3 million advanced in the first quarter of fiscal 2004, accounted for a majority of the decrease. During the quarter ended December 31, 2004, additions to property and equipment consisted of:

	Cash Capital Expenses	Financed Capital Expenses	Total Additions to PPE
Player terminal and gaming equipment	$18,822	$—	$18,822
Tribal gaming facilities and portable buildings	4,121	—	4,121
Vehicles	7	410	417
Other	420	—	420

Total	$23,370	$410	$23,780

Cash provided by financing activities for the quarter ended December 31, 2004 was $19.0 million, compared to $11.4 million in the same period of 2003. During the first quarter of fiscal 2005, we received $20.4 million from the proceeds of long-term debt, compared to $7.7 million in the same period of fiscal 2004.

Our projected capital expenditures for the next year will consist of player terminals, POSTs and related gaming equipment that are placed with our customers under participation arrangements, substantial capital outlays in connection with the joint development of new and expanded tribal gaming facilities, increased costs of maintaining and/or upgrading our rental pool of player terminals—specifically for ticket-in, ticket-out technology—and may include substantial capital expenditures in connection with potential acquisitions. In our strategy to partner with current and prospective customers to jointly develop tribal gaming facilities that will house our player terminals, and in pursuing any potential acquisitions, we may make expenditures that could significantly affect our cash flow and liquidity, and use a significant portion of both our cash flow from operations and any proceeds we receive from debt or equity financing we might undertake. Our total capital expenditures will depend upon the number of player terminals that we are able to place in service during the year, and the number and size of tribal gaming facilities we develop under existing or future agreements. Additional capital expenditures will be required for player terminals if we are successful in introducing our games into new markets, such as additional charity bingo markets. In addition to manufacturing our own, we also purchase player terminals from Bally Gaming Inc., or Bally and WMS Gaming Inc., or WMS, and licenses from Bally, WMS and Progressive Gaming International Corp. (formerly Mikohn Gaming Corp.)

To date, we have entered into eleven development agreements with our customers to provide up to $101.2 million towards the construction of tribal gaming facilities. The development agreements typically require that some or all of the construction advances be repaid to us. As of December 31, 2004, we had advanced a total of $63.3 million under such agreements, and expect to advance the remaining $37.9 million over the next twelve months.

At December 31, 2004, our debt structure consisted of a Credit Facility, which provided us with a $20.0 million term loan facility, or the Term Loan, and a $15.0 million revolving line of credit. As of December 31, 2004, we had drawn $20.2 million under the Term Loan and had $10.4 million outstanding under the revolving line of credit. The Credit Facility contains customary financial and operational covenants, and is collateralized by substantially all our assets. We were in compliance with these covenants as of December 31, 2004.

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

Stock Repurchase Authorizations

Our Board of Directors authorized us to repurchase 900,000 shares of our common stock, effective April 2000, an additional 3,000,000 shares of our common stock, effective September 2001, and an additional 748,690 shares of our common stock, effective July 2004,. The timing and total number of shares repurchased will depend upon prevailing market conditions and other investment opportunities. At December 31, 2004, there were approximately 2.3 million shares authorized for repurchase.

During fiscal 2004, we repurchased, with cash, 237,500 shares of our common stock at an average cost of $16.09. No shares were repurchased with cash during the first quarter of fiscal 2005.

During fiscal 2004, we received 22,546 shares of our common stock at the fair market value of $20.95 per share at the time of the exchange, in consideration for stock options exercised by an employee, and we settled a stockholder’s notes receivable and other amounts owed, in exchange for 65,196 shares of our common stock at their fair market value of $24.52 per share at the time of the exchange.

At December 31, 2004, we had approximately 5.2 million options outstanding, with exercise prices ranging from $0.67 to $21.53 per share. At December 31, 2004, approximately 3.3 million of the outstanding options were exercisable.

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

FUTURE EXPECTATIONS AND FORWARD-LOOKING STATEMENTS

This Quarterly Report and the information incorporated herein by reference contains various “forward-looking statements” within the meaning of federal and state securities laws, including those identified or predicated by the words “believes,” “anticipates,” “expects,” “plans,” or similar expressions with forward–looking connotation. Such statements are subject to a number of risks and uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the uncertainties inherent in the outcome of any litigation of the type described in this Quarterly Report under “PART II–Item 1. Legal Proceedings,” trends and other expectations described in “PART I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” risk factors disclosed in our earnings and other press releases issued to the public from time to time, as well as those other factors as described under “Certain Risk Factors” set forth below. Given these uncertainties, readers of this Quarterly Report are cautioned not to place undue reliance upon such statements.

CERTAIN RISK FACTORS

This Quarterly Report and the information incorporated herein by reference, contains various “forward-looking statements” within the meaning of federal and state securities laws, including those identified or predicated by the words “believes,” “anticipates,” “expects,” “plans,” or similar expressions with forward-looking connotation. Such statements are subject to a number of risks and uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the uncertainties inherent to the outcome of any litigation of the type described in this Quarterly Report under “PART II–Item 1. Legal Proceedings,” trends and other expectations described in “PART I–Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” risk factors disclosed in our earnings and other press releases issued to the public from time to time, as well as those other factors as described under “Certain Risk Factors” set forth below. Given these uncertainties, readers of this Quarterly Report are cautioned not to place undue reliance upon such statements.

We face legal and regulatory uncertainties that threaten our ability to conduct our business and to effectively compete in our Native American gaming markets, that increase our cost of doing business, and that divert substantial management time away from our operations.

Historically, we have derived most of our revenue from the placement of Class II player terminals and systems for gaming activities conducted on Native American lands. These activities are subject to federal regulation under the Johnson Act, IGRA, and under the rules and regulations adopted by both the NIGC and the gaming commissions that each Native American tribe establishes to regulate gaming. The Johnson Act broadly defines “gambling devices” to include any “machine or mechanical device” designed and manufactured “primarily” for use in connection with gambling, and that, when operated, delivers money or other property to a player “as the result of the application of an element of chance.” A government agency or court that literally applied this definition and did not give effect to subsequent congressional legislation or to certain regulatory interpretations or judicial decisions, could determine that the manufacture and use of our electronic player terminals, and perhaps other key components of our Class II gaming systems that rely to some extent upon electronic equipment to run a game, are illegal. Our tribal customers could be subject to significant fines and penalties if it is ultimately determined they are offering an illegal game, and an adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for our business, operating results and prospects.

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

Native American gaming activities involving our games and systems are also subject to regulation by state and local authorities, to the extent such gaming activities constitute, or are perceived to constitute, Class III gaming. Class III gaming is illegal in most states unless conducted by a tribe pursuant to a compact between a tribe and the state in which the tribe is located. The Class III video lottery systems we offer, such as the systems and POSTs operating in Washington State, are subject to regulation by authorities in that state and to the terms of the compacts between the tribes offering such games and Washington State. Gaming activities under the new tribal-state compact in Oklahoma, when effective, will be subject to the terms of compacts between such tribes and the State of Oklahoma. In addition, the State of California has recently notified us that the state has determined that our TILG units constitute Class III gaming devices that are not permitted by the compacts between tribes and the state. California also asserts we may be obligated to cooperate with the state in removing or otherwise stopping the play of these games in California tribal facilities. We are currently working with our tribal customers in California and plan to communicate with California gaming authorities to attempt to resolve the current regulatory uncertainty in that state. Regulatory interpretations and enforcement actions by state regulators, including without limitation, actions by California authorities regarding our TILG product, could have significant and immediate adverse impacts on our business and operating results.

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

In addition to the issues raised by the NIGC, we may face regulatory risks as a result of interpretations of other federal regulations, such as banking regulations, as applied to our gaming systems. We may be required to make changes to our games to comply with such regulations, with attendant costs and delays that could adversely affect our business.

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

In addition to the risks described above, regulatory uncertainty increases our cost of doing business. We dedicate significant time and incur significant expense on new game development without any assurance that the NIGC, the DOJ or other federal, state or local agencies or Native American gaming commissions will agree that our games meet applicable regulatory requirements. We also regularly invest in the development of new games, which may become irrelevant or non competitive before they are deployed. We devote significant time and expense to dealing with federal, state and Native American agencies having jurisdiction over Native American gaming, and in complying with the various regulatory regimes that govern our business. In addition, we are constantly monitoring new and proposed laws and regulations, or changes to such laws and regulations, and assessing the possible impact upon us, our customers and our markets.

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

Generally, our selling of systems, games and technology into new market segments involves a number of business uncertainties, including:

•	Whether our resources and expertise will enable us to effectively operate and grow in such new markets;

•	Whether our internal processes and controls will continue to function effectively within these new segments;

•	Whether we have enough experience to accurately predict revenues and expenses in these new segments;

•	Whether the diversion of management attention and resources from our traditional business, caused by entering into new market segments, will have harmful effects on our traditional business;

•	Whether we will be able to successfully compete against larger companies who dominate the markets that we are trying to enter; and

•	Whether we can timely perform under our agreements in these new markets.

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

Our historical revenue growth has been driven primarily by technological innovations to our gaming systems, and the increased size and use of our installed base of player terminals in the Class II market. Our future performance will depend primarily on our ability to successfully and cost-effectively enter new gaming markets, and develop and introduce new and enhanced gaming systems and content that will be widely accepted both by our customers and their end users. We believe our business requires us to continually offer games and technology that play quickly and provide more entertainment value than those our competitors offer. However, consumer preferences can be difficult to predict, and we may offer new games or technologies that do not achieve market acceptance. In addition, we may experience future delays in game development, or we may not be successful in developing, introducing, and marketing new games or game enhancements on a timely and cost-effective basis. Furthermore, our new games may be subject to challenge by the NIGC, the DOJ, or some other regulatory or law enforcement agencies applicable to that particular game.

If we are unable, for technological, regulatory, political, financial, marketing or other reasons, to develop and introduce new gaming systems and to enhance existing products in a timely manner in response to changing regulatory, legal or market conditions or customer requirements, or if new products or new versions of existing products do not achieve market acceptance, or if uneven enforcement policies cause us to continue facing competition from non compliant games offered by some competitors, our business could be materially and adversely affected.

We are dependent upon a few customers who are based in Oklahoma.

For the quarter ended December 31, 2004, one tribe in Oklahoma accounted for approximately 34% of our gaming revenues. Approximately 58% of our gaming revenues for the quarter ended December 31, 2004 were from Native American tribes located in Oklahoma. The significant concentration of our customers in Oklahoma means that local economic changes may adversely affect our customers, and therefore our business, disproportionately to changes in national economic conditions, including more sudden adverse economic declines or slower economic recovery from prior declines. The loss of any of our Oklahoma tribes as customers would have a material and adverse effect upon our financial condition and results of operations. In addition, the pending legislation allowing tribal-state compacts in Oklahoma could result in increased competition from other vendors, who we believe have avoided entry into the Class II market due to its uncertain and ambiguous legal environment. The new legislation allows for other types of gaming, both at tribal gaming facilities and at Oklahoma racetracks. The loss of significant market share to these new gaming opportunities or our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.

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

In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks and additional types of games at tribal gaming facilities pursuant to a tribal-state compact. This legislation was subject to approval in a statewide referendum, which was subsequently obtained in the November 2004 elections. The Oklahoma gaming legislation will allow the tribes to sign a compact with the State of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic “bonanza-style” bingo games, electronic skill games and non-house banked blackjack games. In addition, certain horse tracks in Oklahoma will be allowed to operate a limited number of instant and “bonanza–style” bingo games and electronic skill games. Four tribes and the state must sign the compact and the Bureau of Indian Affairs must approve the compact before the compact becomes effective. The compact could be effective and the tribes could begin operating the compacted games as soon as February 2005. All vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the State of Oklahoma. Pursuant to the compacts, vendors placing games at Tribal facilities will have to be licensed by each Tribe. All electronic games placed under the compact will have to be certified by independent testing laboratories to meet technical specifications that are expected to be published by the Oklahoma Horse Racing Commission and the individual Tribal Gaming Authorities in February 2005.

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

The new legislation requires Oklahoma tribes to develop their own licensing procedures for their vendors. Our Oklahoma tribal customers are in the early stages of developing these procedures, and we currently have limited, if any, information regarding the ultimate process or expenses involved with securing licensure by the tribes. Moreover, tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within the tribe. Changes in tribal leadership or tribal political pressure can affect our relationships with our customers. As a result of these and other considerations, it remains difficult to forecast the short-term impact on our business from the recent Oklahoma gaming legislation.

We believe the establishment of a state compact depends on a number of political, social, and economic factors which are inherently difficult to ascertain. Accordingly, although we attempt to closely monitor state legislative developments that could affect our business, we may not be able to timely predict when or if a compact could be entered into by one or more of our tribal customers.

We are seeking to expand our business by lending money to new and existing Native American customers to develop or expand gaming facilities, primarily in the state of Oklahoma, and we are jointly developing or expanding gaming and related facilities with some of these customers. We have limited experience with these activities and may not realize a satisfactory return, if any, on our investment, and we could lose some or all of our investment.

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

We compete with other vendors for customers, primarily on the basis of the amount of profit our gaming products generate for our customers in relation to other vendors’ gaming products. We believe that the most important factor influencing our customers’ product selection is the appeal of those products to end users. This appeal has a direct effect on the volume of play by end users, and drives the amount of revenues generated for and by our customers. Our ability to remain competitive depends primarily on our ability to continuously develop new game themes and systems that appeal to end users, and to introduce those game themes and systems in a timely manner. See “Certain Risk Factors – Our future performance will depend on our ability to develop and introduce new gaming systems and to enhance existing games that are widely accepted and played.” We may not be able to continue to develop and introduce appealing new game themes and systems that meet the emerging requirements in a timely manner, or at all. In addition, others may independently develop games similar to our games, and competitors may introduce non compliant games that unfairly compete in certain markets due to uneven regulatory enforcement policies. In addition, we have lost certain end users based upon our decision not to place pre drawn games in the field that would be covered under the Oklahoma compact, but in advance of the effective date of the compact. After we are able to place the compacted games, it may take some time, if at all, to regain the players that we previously lost.

We believe continued developments in the Class II market that alleviate or clarify the legal and regulatory uncertainties of that market will result in increased competition in the interactive electronic Class II gaming market, including the entrance of new competitors with significant gaming experience and financial resources. We also expect to face increased competition as we attempt to enter new markets and new geographical locations. Specifically, three of the largest manufacturers of gaming equipment have expressed an interest in the Class II market, and we are also increasingly competing against these vendors in our charity and lottery markets. In at least one instance, we have competed with a joint proposal of two of these significant vendors. We believe the increased competition will intensify pressure on our pricing model. In the future, gaming providers will compete on the basis of price as well as the entertainment value and technological superiority of their products. While we will continue to compete by regularly introducing new and faster games, with technological enhancements that we believe will appeal to end users, we believe that the net revenue our customers retain from their installed base of player terminals will become a more significant factor, one that may require us to change the terms of our participation arrangements with customers to remain competitive. Consequently, we believe that a simple business model based upon a relationship between the average hold per player terminal per day and the installed base of player terminals will become less relevant in predicting our performance, as the totality and the mix of our participation arrangements with customers become less standardized and more complex.

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

We have obtained all state licenses, lottery board licenses, Native American gaming commission licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our gaming activities. These include a license from Washington State to sell Class III video lottery systems, and licenses from the lottery boards of Texas, Louisiana, Mississippi and New York. The Louisiana Department of Revenue as well as the Mississippi Gaming Commission have also issued licenses to us, and we have received licenses from all applicable Native American gaming commissions. We may require new licenses, permits and approvals in the future, and such licenses, permits or approvals may not be granted to us. The suspension, revocation, non renewal or limitation of any of our licenses would have a material adverse effect on our business, financial condition and results of operations.

Our Oklahoma tribal customers are in the early stages of developing their own licensing procedures, under the new legislation, and we currently have limited, if any, information regarding the ultimate process or expenses involved with securing licensure by the tribes. Moreover, tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within the tribe.

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

We integrate various third-party software products as components of our software. Our business would be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our software to function with alternate third-party software, or develop these components ourselves, which would result in increased costs and could result in delays in our deployment of our gaming systems and player terminals. Furthermore, we might be forced to limit the features available in our current or future software offerings.

We rely on the content of certain software that we license from third-party vendors. The software could contain bugs that could have an impact on our business.

We also rely on the technology of third-party vendors, such as telecommunication providers, to operate our nationwide, broadband telecommunications network. A serious or sustained disruption of the provision of these services could result in some of our player terminals being non operational for the duration of the disruption, which would adversely affect our ability to generate revenue from those player terminals.

We do not rely upon the term of our customer contracts to retain the business of our customers.

Our contracts with our customers are on a year-to-year or multi-year basis. Except for customers with whom we have entered into development agreements, we do not rely upon the stated term of our customer contracts to retain the business of our customers, as often non-contractual considerations unique to doing business in the Native American market override strict adherence to contractual provisions. We rely instead upon providing competitively superior player terminals, games and systems to give our customers the incentive to continue doing business with us. At any point in time, a significant portion of our business is subject to non renewal, and, if not renewed, would materially and adversely affect our earnings and financial condition.

Changes in regulation or regulatory interpretations could require us to modify the terms of our contracts with customers.

The NIGC has recently determined that the Players Club/Players Account card system, employed by Native American gaming operations, using the gaming system we developed, is an “account access card” system as defined in the NIGC’s Minimum Internal Control Standards regulation, thereby triggering certain recordkeeping requirements. An “account access card” is defined as “an instrument to access customer accounts for wagering at a gaming machine. Account access cards are used in connection with a computerized database.”

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

Except as described below, the NIGC has considered the provisions of the agreements under which we provide our Class II games, equipment and services to our Native American customers, and has determined that these agreements are “service agreements” and are not “management contracts.” Management contracts are subject to additional regulatory requirements and oversight, including pre approval by the NIGC that could result in delays in providing our products and services to customers, as well as divert customers to our competitors.

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

On December 1, 2004, we received a series of letters from the NIGC expressing the Commission’s concern that certain of our agreements violate the requirements of IGRA and tribal gaming regulations, which state that the Native American tribes hold the “sole proprietary interest” in the tribe’s gaming operations. In particular, the NIGC is concerned that our development agreements, whereby we advance development funds to our tribal customers in exchange for allocated floor space and a share of gaming revenue, create a “proprietary interest” of ours in the tribe’s gaming operations. As a result of its concern, the NIGC has requested that we and our tribal customers provide a written justification for the percentage of shared revenue specified in the subject agreements, which in the view of the NIGC exceeds the level permissible under a management agreement. The NIGC has also asked that we and our tribal customers provide an explanation why our arrangements do not result in our holding a proprietary interest in our tribal customers’ gaming operations. In addition, on December 1, 2004, we received a letter from the NIGC expressing the Commission’s concern that an Integrated Electronic Gaming Services Agreement, with one of our customers, dated January 2000, and covering one of our Legacy games, constituted a management agreement. According to the Acting General Counsel, the performance of any planning, organizing, directing, coordinating or controlling, with respect to any part of a gaming operation, constitutes “management” for purposes of determining whether an agreement is a management contract, which requires NIGC approval. We are currently preparing our response to the NIGC’s requests.

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

Sovereign Immunity; Applicable Courts. Native American tribes generally enjoy sovereign immunity from suit similar to that of individual states and the United States. In order to sue a Native American tribe (or an agency or instrumentality of a Native American tribe), the tribe must have effectively waived its sovereign immunity with respect to the matter in dispute.

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

Certain of our contracts with our Native American customers relating to our Legacy system games provide that our customers receive, on a daily basis, an agreed percentage of gross gaming revenues based upon an assumed level of prize payouts, rather than the actual level of prize payouts. This can result in our paying our customers amounts greater than our customers’ percentage share of the actual hold per day. In addition, because the prizes awarded in our games are based upon assumptions as to the number of players in each game and statistical assumptions as to the frequency of winners, we may experience on any day, or over short periods of time, a “game deficit,” where the aggregate amount of prizes paid exceeds aggregate game revenues. If we have to make any excess payments to customers, or experience a game deficit over any statistically relevant period of time, we are contractually entitled to adjust the rates of prize payout to end users in order to recover any deficit. In the future, we may miscalculate our statistical assumptions or, for other reasons, we may experience abnormally high rates of jackpot prize wins, which could materially and adversely affect our cash flow on a temporary or long-term basis, and which could materially and adversely affect our earnings and financial condition.

Our business prospects and future success rely heavily upon the integrity of our employees and executives, and the security of our gaming systems.

The integrity and security of our gaming systems is critical to its ability to attract customers and players. We strive to set exacting standards of personal integrity for our employees and for system security involving the gaming systems that we provide to our customers. Our reputation in this regard is an important factor in our business dealings with our current and potential customers. For this reason, an allegation or a finding of improper conduct on our part of one or more of our employees that is attributable to us, or an actual or alleged system security defect or failure attributable to us could have a material adverse effect upon our business, financial condition, results and prospects, including our ability to retain existing contracts or obtain new or renewal contracts.

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

In June 2003, we entered into a Credit Facility to provide us with additional liquidity to meet our short-term financing needs, as further described under “PART I – Item 1. Financial Statements – Significant Accounting Policies – Credit Facility, Long-Term Debt and Capital Leases.” Pursuant to the Credit Facility, we may borrow up to a total of $35 million under a $20 million Term Loan and a $15 million revolving line of credit. The entire Credit Facility bears an adjustable interest rate of Prime plus 1.25%, with a floor of 5.5%.

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

We estimate that a hypothetical increase of 100 basis points in interest rates would increase our interest expense by approximately $298,000, based on our variable debt outstanding of $28.2 million, as of December 31, 2004. We do not currently manage this exposure with derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As of the end of the period covered by this report, and under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of these disclosure controls and procedures. Based on this evaluation and subject to the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

As part of a continuing effort to improve our business processes, we are evaluating our internal controls and may update certain controls to accommodate any modifications to our business processes or accounting procedures.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, as well as litigation to which we are not a party that may establish laws that affect our business. See “PART I – Item 1. Financial Statements – Commitments and Contingencies.”

ITEM 6. EXHIBITS

(a)	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2005	Multimedia Games, Inc.

	By:	/s/ Craig S. Nouis†
Craig S. Nouis
Chief Financial Officer

†	Mr. Nouis is signing as an authorized officer and as our Principal Financial Officer and Chief Accounting Officer.

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION
3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Amendment to Articles of Incorporation	(10)
3.3	Amended and Restated Bylaws	(2)
10.1	Form of Integrated Gaming Services Agreement	(3)
10.2	1994 Employee Stock Option Plan	(3)
10.3	1994 Director Stock Option Plan	(3)
10.4	1996 Stock Incentive Plan, as amended	(4)
10.5	President’s Plan	(5)
10.6	1998 Senior Executive Stock Option Plan	(5)
10.7	2000 Stock Option Plan	(5)
10.8	2001 Stock Option Plan	(6)
10.9	Stockholder Rights Plan	(7)
10.10	2002 Stock Option Plan	(8)
10.11	Employment Agreement executed March 26, 2003 between the Company and Gordon Graves	(8)
10.12	2003 Outside Directors Stock Option Plan	(9)
10.13	Loan and Security Agreement between the Company and Comerica Bank	(10)
10.14	First Amendment to Loan and Security Agreement between the Company and Comerica Bank	(10)
10.16	Employment Agreement executed September 9, 2004 between the Company and Clifton Lind	(11)
10.17	Form of Indemnity Agreement entered between the Company and each of the members of the Company’s Board of Directors	(11)
10.18	Ad Hoc Option Plan	(12)
31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(* )
31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(* )
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes Oxley Act of 2002	(* )

(1)	Incorporated by reference to our Form 10-QSB filed with the Commission for the quarter ended March 31, 1997.
(2)	Incorporated by reference to our Form 10-K filed with the Commission for the fiscal year ended September 30, 2003.
(3)	Incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1994.
(4)	Incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1996.
(5)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on December 1, 2000.
(6)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on October 18, 2002 (File No. 333-100611).
(7)	Incorporated by reference to our Registration Statement on Form 8-A, filed with the Commission on October 15, 1998.
(8)	Incorporated by reference to our Form 10-Q filed with the Commission for the quarter ended March 31, 2003.
(9)	Incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed with the Commission on January 6, 2004.
(10)	Incorporated by reference to our Form 10-Q filed with the Commission for the quarter ended December 31, 2003.
(11)	Incorporated by reference to our Form 10-K filed with the Commission for the fiscal year ended September 30, 2004.
(12)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on October 18, 2002 (File No. 333-100612).
(*)	Filed herewith.