Form 10-Q
period 2005-03-31
MULTIMEDIA GAMES INC
filed 2005-05-10
CIK 896400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

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

As of May 4, 2005, there were 27,422,118 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FORM 10-Q

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS

As of March 31, 2005 and September 30, 2004

(In thousands, except shares and per-share amounts)

	March 31, 2005	September 30, 2004
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,259	$4,768
Accounts receivable, net of allowance for doubtful accounts of $706 and $533, respectively	12,295	10,397
Inventory	731	930
Prepaid expenses and other	3,471	2,242
Notes receivable, net	6,957	12,299
Federal and state income tax receivable	580	5,044
Deferred income taxes	2,001	1,909

Total current assets	37,294	37,589
Restricted cash and long-term investments	1,137	1,216
Leased gaming equipment, net	47,150	40,652
Property and equipment, net	92,576	93,090
Notes receivable – noncurrent	21,752	20,588
Intangible assets, net	38,135	21,941
Other assets	1,836	2,331

Total assets	$239,880	$217,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$15,061	$9,713
Accounts payable and accrued expenses	26,304	25,780
Federal income tax payable	4,202	—
Deferred revenue	2,135	1,847

Total current liabilities	47,702	37,340
Revolving line of credit	7,600	—
Long-term debt and capital leases, less current portion	11,462	10,753
Other long-term liabilities	3,305	3,932
Deferred revenue – noncurrent	1,340	2,050
Deferred income taxes	10,900	13,185

Total liabilities	82,309	67,260

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 30,585,428 and 30,453,245 shares issued, and 27,608,994 and 27,917,597 shares outstanding, respectively	306	305
Additional paid-in capital	66,225	65,157
Treasury stock, 2,976,434 and 2,535,648 shares at cost	(16,262)	(12,382)
Retained earnings	107,302	97,067

Total stockholders’ equity	157,571	150,147

Total liabilities and stockholders’ equity	$239,880	$217,407

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2005 and 2004

(In thousands, except per-share amounts)

(Unaudited)

	2005	2004
Revenues:
Gaming revenue:
Class II	$31,222	$31,184
Charity	5,454	2,315
All other	2,121	2,669
Player terminal and license sale and lease revenue	811	3,011
Other	439	421

Total revenues	40,047	39,600

OPERATING COSTS AND EXPENSES:
Cost of player terminals and licenses sold	960	1,886
Selling, general and administrative expenses	15,606	15,480
Amortization and depreciation	14,763	8,553

Total operating costs and expenses	31,329	25,919

Operating income	8,718	13,681
OTHER INCOME (EXPENSE):
Interest income	350	365
Interest expense	(663)	(415)

Income before income taxes	8,405	13,631
Income tax expense	3,193	5,131

Net income	$5,212	$8,500

Basic earnings per share	$0.19	$0.31

Diluted earnings per share	$0.18	$0.28

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Six Months Ended March 31, 2005 and 2004

(In thousands, except per-share amounts)

(Unaudited)

	2005	2004
Revenues:
Gaming revenue:
Class II	$58,891	$60,431
Charity	10,054	2,445
All other	7,421	3,948
Player terminal and license sale and lease revenue	1,805	6,388
Other	1,042	843

Total revenues	79,213	74,055

OPERATING COSTS AND EXPENSES:
Cost of player terminals and licenses sold	1,801	3,574
Selling, general and administrative expenses	32,431	28,844
Amortization and depreciation	28,044	16,405

Total operating costs and expenses	62,276	48,823

Operating income	16,937	25,232
OTHER INCOME (EXPENSE):
Interest income	782	728
Interest expense	(1,217)	(638)

Income before income taxes	16,502	25,322
Income tax expense	6,267	9,552

Net income	$10,235	$15,770

Basic earnings per share	$0.37	$0.58

Diluted earnings per share	$0.34	$0.51

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2005 and 2004

Increase (Decrease) in Cash and Cash Equivalents

(In thousands)

(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,235	$15,770
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Amortization	1,930	995
Depreciation	26,114	15,410
Accretion of contract rights	801	—
Write off of long-lived assets	117	—
Provision for inventory and long-lived assets	35	—
Deferred income taxes	(2,377)	631
Options issued to consultants	81	232
Provision for (Recovery of) doubtful accounts	142	(53)
(Increase) decrease in:
Accounts receivable	(2,374)	(4,682)
Inventory	199	240
Prepaid expenses and other	(1,736)	(1,052)
Federal and state income tax payable/receivable	8,666	349
Notes receivable	3,732	(1,110)
Increase (decrease) in:
Accounts payable and accrued expenses	858	1,564
Deferred revenue	(422)	405
Other long-term liabilities	(548)	1,421

NET CASH PROVIDED BY OPERATING ACTIVITIES	45,453	30,120

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(30,243)	(31,378)
Acquisition of intangible assets	(6,859)	(1,200)
Advances under development agreements	(21,088)	(6,130)
Repayments under development agreements	9,448	203
Advances on notes receivable	—	(20,574)
Stockholders’ notes receivable, net	—	(37)
Repayments of notes receivable	—	21,107

NET CASH USED IN INVESTING ACTIVITIES	(48,742)	(38,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants, and related tax benefit	988	13,567
Principal payments of long-term debt and capital leases	(4,928)	(3,071)
Proceeds from revolving line of credit	13,636	—
Payments on revolving line of credit	(6,036)	—
Proceeds from long-term debt	10,000	7,708
Purchase of treasury stock	(3,880)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,780	18,204

Net increase in cash and cash equivalents	6,491	10,315
Cash and cash equivalents, beginning of period	4,768	26,319

Cash and cash equivalents, end of period	$11,259	$36,634

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

For the Six Months Ended March 31, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004
SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$1,116	$638

Income tax paid	$105	$32

NON-CASH TRANSACTIONS:
Property and equipment and other assets acquired through:
Capital lease	575	4,516
Long-term debt	410	867
Receipt of Company’s common stock for repayment of stockholders’ note receivable	—	1,599
Receipt of Company’s common stock as consideration for employee stock option exercise	—	472

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

The financial statements included herein as of March 31, 2005, and for each of the three and six months ended March 31, 2005 and 2004 have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States of America, or U.S., and the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The information presented reflects all adjustments consisting solely of normal adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the three and six months ended March 31, 2005 are not necessarily indicative of the results which will be realized for the year ending September 30, 2005.

Operations. The Company is a technology supplier to the gaming industry. The Company designs and develops interactive electronic gaming systems that are marketed primarily to Native American, charity and commercial bingo gaming facilities, and to state lottery commissions located throughout the U.S. The Company’s gaming systems are typically provided to customers under revenue sharing arrangements, except for video lottery terminals in the Class III market in Washington State, which are typically sold for an up-front purchase price. The Company provides Class II gaming to its tribal customers through a nationwide, broadband telecommunications network. Player terminals in the Class II gaming market are typically interconnected within a gaming facility and across multiple facilities, thereby enabling players to simultaneously participate in the same game and to compete against one another to win common pooled prizes. In the charity bingo market, player terminals are typically only interconnected within the gaming facility where the player terminals are located. The Company provides a central determinant system for use by state lottery commissions. The Company offers Point-of-Sale Terminals, or POSTs, in conjunction with its Tribal Instant Lottery Game, or TILG, in the Class III market; these are supported by central determinant system technology similar to that used in the state lottery market. The Company offers content for its gaming systems that has been designed and developed by the Company, as well as game themes it has licensed from others.

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

Historically, the Company entered into certain agreements with its tribal customers that, among other things, guaranteed certain prize payouts. These were based upon attaining an assumed level of gross game receipts and upon statistical assumptions as to the frequency of winners; the agreements required customers to deposit a fixed percentage of gross gaming receipts in a depository account controlled by us. The depository account was used by the Company to reimburse prizes, prize fulfillment fees, insurance payments and bank fees. In these instances, the Company was essentially acting as a “bank” by managing prizes across multiple facilities on its network of electronic player terminals. Based on the its role as a “bank,” the Company historically considered its role more as a principal than an agent, and reported the hold per day from its player terminals as revenue and deducted amounts paid to or retained by facilities as “Allotments to facility operators.”

The vast majority of these arrangements have gone away over the past few years, prompting the Company to evaluate its revenue presentation.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company’s current gaming arrangements typically do not guarantee prize payout levels and require that only its share of the hold per day be remitted to the Company. Management has determined that the net amounts remitted by customers should be reported as revenue and not presented on a gross basis, as previously reported. As a result, the Company has presented its current period revenues in accordance with this policy and reclassified “Allotments to facility operators” for the three and six months ended March 31, 2004 to conform to the current period presentation.

Revenue Recognition. The Company derives its gaming revenues primarily from participation arrangements with its Native American and charity bingo customers. Participation revenue generated from the Company’s Class II customers is reported in its results of operations as “Gaming revenue – Class II,” revenue from charity customers is included in “Gaming revenue – Charity,” and revenue from the Company’s TILG product is included in “Gaming revenue – All other.” Under these arrangements, the Company retains ownership of the player terminals, POSTs and back-office equipment (which are collectively referred to as gaming systems) installed at customer gaming facilities, and receives revenue based on a percentage of the hold per day generated by each gaming system. The hold is generally considered both realizable and earned at the end of each gaming day. Certain of the Company’s arrangements require it to set aside a portion of a facility’s hold per day to be used to fund facility-specific marketing, advertising, promotions and service. These amounts are offset against revenue, and deferred in a liability account until expended.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

At March 31, 2005 and September 30, 2004, the following net amounts related to advances made under development agreements were recorded in the following balance sheet captions:

	March 31, 2005	September 30, 2004
	(In thousands)
Included in:
Notes receivable	$23,217	$22,836
Property and equipment, net of accumulated depreciation	13,680	10,343
Intangible assets – contract rights, net of accumulated amortization	23,544	11,812

Notes Receivable. At March 31, 2005 and September 30, 2004, the Company’s notes receivable consisted of the following:

	March 31, 2005	September 30, 2004
	(In thousands)
Notes receivable from development agreements	$23,217	$22,836
Notes receivable from equipment sales	4,517	9,040
Other notes receivable	975	1,086
Allowance for notes receivable	—	(75)

Notes receivable, net	28,709	32,887
Less current portion	6,957	12,299

Notes receivable – non-current	$21,752	$20,588

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements, and generally bear interest at prevailing interest rates. These notes are typically collateralized by all the personal property not owned by the Company and contained within the respective tribal gaming facility, although the value of such property, if repossessed, may be less than the note receivable outstanding. As of March 31, 2005, the average interest rate on notes receivable from development agreements was 3.57%, and the expected term of such notes ranged from one to three years; however, the timing of required payments may vary, as certain of the note repayment terms are based on the hold per day per player terminal retained by the facilities.

Notes receivable from equipment sales consist of financial instruments issued by customers for the purchase of player terminals and licenses, and generally bear interest at prevailing interest rates. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the value of such

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

equipment, if repossessed, may be less than the note receivable outstanding. As of March 31, 2005, the average interest rate on notes receivable from equipment sales was 4.98%, and the term of such notes ranged from one to two years.

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

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed are reported at the lower of the carrying amount or the fair value less costs of disposal. An analysis of the long-lived assets at March 31, 2005 indicated there was no impairment to these assets’ carrying values.

Equipment under Capital Lease. Equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The cost of leased property and equipment is amortized using the Company’s normal depreciation policy, described under “Property and Equipment and Leased Gaming Equipment.”

Credit Facility, Long-Term Debt and Capital Leases. At March 31, 2005 and September 30, 2004, the Company’s Credit Facility, long-term debt and capital leases consisted of the following:

	March 31, 2005	September 30, 2004
	(In thousands)
Revolving line of credit	$7,600	$—

Term Loan facility	$15,222	$7,181
Other long-term debt	4,389	4,998
Capital lease obligations	6,912	8,287

Long-term debt and capital leases	26,523	20,466
Less current portion	15,061	9,713

Long-term debt and capital leases, less current portion	$11,462	$10,753

The Company’s debt structure consists of a Credit Facility, which provides the Company with a $20.0 million term loan facility, or the Term Loan, and a $15.0 million revolving line of credit, or the Revolver. The Term Loan matures in June 2006, and bears interest at a rate of Prime plus 1.25%, with a floor of 5.5% (or 7.0% as of March 31, 2005). As of March 31, 2005, the Company had drawn $20.2 million under the available tranches of the Term Loan. Equal installments of principal and interest are payable over the term of the first two tranches, which are 36 and 30 months, respectively. On the third tranche, installments based on a 24-month term are due beginning in February 2005, with a balloon payment due in June 2006.

The Revolver provides the Company with up to $15.0 million for working capital needs. The Revolver bears interest at a rate of Prime plus 1.25%, and has a commitment fee based on the daily average unborrowed commitment. The Revolver matures in November 2006. As of March 31, 2005, $7.6 million was outstanding under the Revolver, leaving $7.4 million available, which was reduced by $1.0 million, reflecting outstanding letters of credit.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Credit Facility contains certain customary financial and operational covenants, and is collateralized by substantially all the Company’s assets. The Company is in compliance with these covenants as of March 31, 2005.

Other long-term debt at March 31, 2005 represents a five-year loan related to financing the Company’s corporate aircraft, and various three-to five-year loans for the purchase of automobiles and property and equipment.

Capital lease obligations consist of various three-year noncancelable capital leases for certain equipment used in the Company’s operations.

Fair Value of Financial Instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At March 31, 2005 and September 30, 2004, the carrying amounts for the Company’s financial instruments, which include accounts and notes receivable, accounts payable, and long-term debt and capital leases, approximate fair value.

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

	Three Months Ended March 31,
	2005	2004
	(In thousands, except shares and per-share amounts)
Income available to common stockholders – basic and diluted	$5,212	$8,500

Weighted average common shares outstanding	27,917,833	27,282,294
Effect of dilutive securities:
Options	1,845,264	3,557,652

Weighted average common and potential shares outstanding	29,763,097	30,839,946

Basic earnings per share	$0.19	$0.31

Diluted earnings per share	$0.18	$0.28

	Six Months Ended March 31,
	2005	2004
	(In thousands, except shares and per-share amounts)
Income available to common stockholders – basic and diluted	$10,235	$15,770

Weighted average common shares outstanding	27,936,400	26,994,664
Effect of dilutive securities:
Options	2,076,297	3,667,422

Weighted average common and potential shares outstanding	30,012,697	30,662,086

Basic earnings per share	$0.37	$0.58

Diluted earnings per share	$0.34	$0.51

At March 31, 2005 and 2004, options to purchase 1.2 million and zero shares, respectively, of Common Stock at exercise prices ranging from $10.11 to $21.53 per share were outstanding, but were not included in the computation of diluted earnings per share due to their antidilutive effect.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Stock-Based Compensation. The Company applies Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” or APB 25, in accounting for its stock option plans, rather than the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB 25, no compensation expense is recognized for grants of options to common law employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company’s grants in the three and six months ended March 31, 2005 and 2004, no compensation expense has been recognized.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
	(In thousands, except per-share amounts)
Net income:
As reported	$5,212	$8,500	$10,235	$15,770
Deduct: Estimated stock-based employee compensation determined under fair value method for all awards, net of related tax benefit	(761)	(1,549)	(1,619)	(3,088)

Pro forma	$4,451	$6,951	$8,616	$12,682

Basic earnings per common share:
As reported	$0.19	$0.31	$0.37	$0.58

Pro forma	$0.16	$0.25	$0.31	$0.47

Diluted earnings per common share:
As reported	$0.18	$0.28	$0.34	$0.51

Pro forma	$0.15	$0.23	$0.29	$0.41

2.	COMMITMENTS AND CONTINGENCIES

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Diamond Games. The Company is a defendant in a lawsuit filed on November 16, 2004, in the State Court in Oklahoma City, Oklahoma alleging four causes of action: 1) Deceptive Trade Practices, 2) Unfair Competition; 3) Wrongful Interference with Diamond Games, Inc.’s Business; and 4) Restraint of Trade. All of the theories of recovery arise out of Oklahoma State law. The Company removed the case from the state court to the United States District Court for the Western District of Oklahoma. Diamond Games filed a motion and the case was remanded back to state court. The Company filed a motion to dismiss the case. The motion is still pending. The essence of the case alleges that the Company offered MegaNanza® and Reel Time Bingo® to tribes in Oklahoma, even though they were both allegedly illegal Class III games which had a severe negative impact on Diamond Games’ market for their legal pull-tab game, Lucky Tab II. Also, the case alleges that the Company’s development agreements unfairly interfere with their ability to successfully conduct their business. Diamond Games is seeking unspecified damages and injunctive relief; however, the Company believes the claims of Diamond Games are without merit and intends to defend the case vigorously.

International Gamco, Inc. International Gamco, Inc., or Gamco, claiming certain rights in United States Patent No. 5,324,035, or the ‘035 Patent, brought suit on May 25, 2004 against the Company in the United States District Court for the Southern District of California, claiming that the Company’s central determinant system, as operated in the New York State Lottery, infringes the ‘035 Patent. The Company currently sublicenses the right to practice the technology stated in the ‘035 Patent in Native American gaming jurisdictions in the United States, pursuant to an agreement between it and Bally Gaming, Inc. Bally obtained the right to sublicense those rights to the Company from Oasis Technologies, Inc., or Oasis, a previous owner of the ‘035 Patent.

In the event that the Company desires to expand its rights beyond Native American gaming, the agreement provides the Company the option: 1) to pursue legal remedies to establish its rights independent of the ‘035 Patent; or 2) to negotiate directly and enter into a separate agreement with Oasis for such rights, paying either a one-time license fee per jurisdiction or a unit fee per gaming machine. Gamco claims to have acquired ownership of Oasis’ rights to the ‘035 Patent.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Development Agreements

As of March 31, 2005, the Company had entered into development agreements to provide up to $114.2 million towards the construction and/or remodeling of tribal gaming facilities, and had advanced $72.6 million under these agreements. In exchange for a certain amount of the funds advanced under the development agreement, the Company receives a guarantee of floor space for its player terminals. A portion of the hold per day generated by these player terminals is used to repay the construction advance. Consequently, the payback period is dependent on the hold per day generated by the Company’s player terminals located on the guaranteed floor space. The Company is in various stages of discussion with new and existing customers to provide funding for similar opportunities under joint development agreements.

Off Balance Sheet Arrangements

As of March 31, 2005, the Company had $1.0 million in outstanding letters of credit issued under the Revolver to guarantee its performance under certain contracts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a supplier of complex, mission-critical systems to the gaming segment of the entertainment industry. We design and develop linked, interactive, electronic gaming systems and related products that provide our customers with a comprehensive gaming system. Our products are marketed primarily to operators of Native American, charity and commercial gaming facilities, and to operators and/or regulators of domestic and international lotteries. Historically, we have focused our development and marketing efforts on Class II gaming systems and Class III video lottery systems used primarily by Native American tribes. We have recently focused our marketing efforts on the emerging charity markets in the U.S. and on domestic and international lottery jurisdictions.

We derive the majority of our gaming revenues from the placement of Point-of-Sale Terminals, or POSTs, and back-office equipment, which we collectively refer to as gaming systems, under participation arrangements. To a lesser degree, we derive revenue from the placement of POSTs in the Washington State Class III market under lease-purchase or participation arrangements, and from the back-office fees generated by those video lottery systems. We also generate gaming revenues in return for providing the central determinant system for a network of POSTs operated by the New York State Division of the Lottery. A significantly smaller portion of our revenues is generated from the sale of POSTs and game licenses in the Class III market in Washington State, except for a relatively few periods during which market conditions result in a temporary increase in the number of POSTs sold during the period (e.g., the opening of a new casino, or a change in the law that allows existing casinos to increase the number of POSTs permitted under prior law).

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

As the market grows, and the rules and regulations governing Class II gaming are clarified by court decisions and by improved rule-making procedures, we believe new competitors with significant gaming experience and financial resources will enter the Class II market. New tribal-state compacts, such as the Oklahoma gaming legislation, may also lead to increased competition from such competitors. In addition, we are experiencing an extended period of uncertainty relative to enforcement of existing restrictions on non-Class II devices, which is forcing us to continue competing against games that do not appear to comply with published regulatory restrictions on Class II games. As a result of this increased competition in Oklahoma, we have and may continue to experience pressure on our pricing model, with the result that gaming providers are competing on the basis of price as well as the entertainment value and technological superiority of their products. While we will continue to compete by regularly introducing new and more entertaining games, with technological enhancements that we believe will appeal to end users, we believe that the level of net revenue retained by our customers from their installed base of player terminals will become a more significant competitive factor, one that may require us to change the terms of our participation arrangements with customers. Consequently, we believe that a simple business model based upon the average hold per player terminal per day will become less relevant in predicting our performance, as our participation arrangements with customers become less standardized and more complex.

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

In December 2003, we installed POSTs for our new Tribal Instant Lottery Game, or TILG, in California. TILG is a one-touch game based on a simulated scratch-off lottery ticket, and employs our central determinant system technology. In January 2005, we removed all of the deployed TILG POSTs and redeployed a significant number of these original placements as Reel Time Bingo.

Charity and Commercial Bingo Market

In December 2003, we began installing our first electronic bingo player terminals for the charity market in Alabama. In addition, during July 2004, we installed player terminals in the Louisiana charity market.

State Video Lottery Market

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

In return for the amounts advanced by us, a percentage of the gaming facility’s floor space is guaranteed for our player terminals, and we receive a fixed percentage of the hold per day from those units over the term of the agreement. Certain of the agreements contain performance standards for our player terminals that could allow the facility to reduce a portion of our dedicated floor space. To date, we have entered into development agreements for an aggregate commitment to advance approximately $114.2 million. As of March 31, 2005, we had advanced a total of $72.6 million under such agreements and expect to advance the remaining $41.6 million over the next twelve months.

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

Research and development expenses increased by 39.7% to $4.3 million for the three months ended March 31, 2005, from $3.1 million for the comparable period in the prior fiscal year. For the six months ended March 31, 2005, research and development expenses increased by 45.4% to $8.4 million from $5.8 million for the same period of 2004. This increase primarily resulted from an increased headcount in our development group as we have focused our internal efforts on developing new gaming systems and game themes. We expect our research and development expenses to grow over the upcoming periods as we continue focusing on product development and adding development staff.

Recent Developments

Oklahoma Tribal-State Compact. In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. This legislation was subject to approval in a statewide referendum, which was subsequently obtained in the November 2004 elections. The Oklahoma gaming legislation allows the tribes to sign a compact with the State of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic “bonanza-style” bingo games, electronic “amusement” games and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma will be allowed to operate a limited number of instant and “bonanza-style” bingo games and electronic “amusement” games. On March 30, 2005, our “bonanza-style” bingo games became the first such games played in the state. All vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the State of Oklahoma. Pursuant to the compacts, vendors placing games at tribal facilities will have to be licensed by each tribe. All electronic games placed under the compact will have to be certified by independent testing laboratories to meet technical specifications. These were published by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities in the first calendar quarter of 2005.

We believe the recently adopted Oklahoma legislation significantly clarifies and expands the types of gaming permitted by Native America tribes in that state. We currently expect continued intensified competition from vendors currently operating in Oklahoma, as well as new market entrants. As a result, we anticipate further pressure on our market and revenue share percentages in Oklahoma. In addition, in the immediate future, we expect continued regulatory uncertainty in Oklahoma. In particular, although we and other vendors have begun to offer games enabled by the new legislation, the compacted tribes’ regulatory processes and specifications timetable varies from tribe to tribe. Certain other vendors and tribes may begin to offer new games prior to the time that the state or individual tribes have the regulatory and licensing in place. It is unclear what, if any, regulatory enforcement action could or would be taken against tribes and vendors offering games not authorized by existing law but permitted under the newly adopted, but not yet effective, legislation.

The new legislation requires Oklahoma tribes to develop their own licensing procedures for their vendors. Some of our Oklahoma tribal customers have developed these procedures, and others are in the early stages of defining the procedures. For that reason, we believe that deployment of compact games in Oklahoma will proceed at an erratic pace over the next few months. Moreover, tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within the tribe. Changes in tribal leadership or tribal political pressure can affect our relationships with our customers. As a result of these and other considerations, it remains difficult to forecast the short-term impact on our business from the recent Oklahoma gaming legislation.

NIGC. On April 23, 2004, we reported that the Acting General Counsel of the National Indian Gaming Commission, or NIGC, had issued a letter to us and one of our tribal customers opining that our development agreement regarding the WinStar Casino in Thackerville, Oklahoma constitutes a “management contract.” The authority of the NIGC to review and approve gaming-related contracts is limited to management contracts and related collateral agreements. According to the Acting General Counsel, the performance of any planning, organizing, directing, coordinating or controlling with respect to any part of a gaming operation constitutes “management” for purposes of determining whether an agreement for any of these activities is a management contract. We have expressed our disagreement with the Acting General Counsel’s interpretation, and our belief that her view of management is broader than was intended by Congress. We also believe that the Acting General Counsel’s opinion may be based, in part, on collateral agreements that we provided to the NIGC in error and that are not presently in effect. We, along with certain tribal customers, have submitted additional information and documents related to our development agreements for review by the NIGC. If certain of our development agreements are finally determined to be management contracts, there could be material adverse consequences for us. In that event, we may be required to modify the terms of such agreements. Such modification may adversely affect the terms on which we conduct business, and significantly impact our financial condition and results of operations from such agreements and from other development agreements that may be similarly interpreted by the NIGC.

On December 1, 2004, we received a series of letters from the NIGC expressing the Commission’s concern that certain of our agreements violate the requirements of the Indian Gaming Regulatory Act of 1988, or IGRA, and tribal gaming regulations that the Native American tribe hold the “sole proprietary interest” in the tribe’s gaming operations. In particular, the NIGC is concerned that our development agreements, whereby we advance development funds to our tribal customers in exchange for allocated floor space and a share of gaming revenue, give us a “proprietary interest” in the tribe’s gaming operations. As a result of its concern, the NIGC has requested that we and our tribal customers provide a written justification for the percentage of shared revenue specified in the subject agreements, which in the view of the NIGC exceeds the level permissible under a management agreement, and is evidence of our proprietary interest. The NIGC has also asked that we and our tribal customers provide an explanation why our arrangements do not result in our holding a proprietary interest in our tribal customers’ gaming operations.

In addition, on December 1, 2004, we received a letter from the NIGC expressing the Commission’s concern that our January 2000 Integrated Electronic Gaming Services Agreement with one of our customers, covering one of our Legacy games, constituted a management agreement. According to the Acting General Counsel, the performance of any planning, organizing, directing, coordinating or controlling, with respect to any part of a gaming operation, constitutes “management” for purposes of determining whether an agreement is a management contract, which requires NIGC approval. We are currently preparing our response to the NIGC’s requests.

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

RESULTS OF OPERATIONS

The following tables outline our end-of-period and average installed base of gaming terminals for the three and six months ended March 31, 2005 and 2004:

	Period Ended March 31,
	2005	2004
End-of-period installed gaming terminal base:
Class II player terminals
Reel Time Bingo	10,704	8,862
MegaNanza	—	—

New Generation system	10,704	8,862
Legacy system	609	1,171
Oklahoma compacted games	68	—
Other player terminals and POSTs	2,437	1,573
Class III video lottery terminals	3,634	3,074

	Three Months Ended March 31,		Six Months Ended March 31,
	2005	2004	2005	2004
Average installed gaming terminal base:
Class II player terminals
Reel Time Bingo	11,016	8,712	10,533	8,732
MegaNanza	—	—	—	41

New Generation system	11,016	8,712	10,533	8,773
Legacy system	658	1,220	729	1,321
Oklahoma compacted games	2	—	1	—
Other player terminals and POSTs	2,420	1,058	3,336	569
Class III video lottery terminals	3,708	3,027	3,596	2,974

Reclassifications

Certain reclassifications were made to the prior period’s financial statements to conform to the current period financial statement presentation. These reclassifications did not have an impact on our previously reported net income.

Historically, we entered into certain agreements with our tribal customers that, among other things, guaranteed certain prize payouts. These were based upon attaining an assumed level of gross game receipts and upon statistical assumptions as to the frequency of winners; The agreements required customers to deposit a fixed percentage of gross gaming receipts in a depository account we controlled. We used the depository account to reimburse prizes, prize fulfillment fees, insurance payments and bank fees. In these instances, we were essentially acting as a “bank” by managing prizes across multiple facilities on our network of electronic player terminals. Based on our role as a “bank,” we historically considered our role more as a principal than an agent, and reported the hold per day generated from our player terminals as revenue, and deducted amounts paid to or retained by facilities as “Allotments to facility operators.”

The vast majority of these arrangements have gone away over the past few years, prompting us to evaluate our revenue presentation.

Our current gaming arrangements typically do not guarantee prize payout levels, and require that only our share of the hold per day be remitted to us. Management has determined the net amounts remitted by customers should be reported as revenue, and not presented on a gross basis. As a result, we have presented our current period revenues in accordance with this policy, and reclassified “Allotments to facility operators” for the three and six months ended March 31, 2004 to conform to the current period presentation.

Three Months Ended March 31, 2005, Compared to Three Months Ended March 31, 2004

Total revenues for the three months ended March 31, 2005 were $40.0 million, compared to $39.6 million for the same period in fiscal 2004. The increase in revenues primarily resulted from an increase in the installed base of player terminals in charity markets. This increase was offset by a decrease in player terminal and license sale and lease revenue, as the second-quarter 2004 results benefited from the sale of 218 player terminals, compared to no sales of player terminals in the second quarter of 2005.

Gaming Revenue – Class II

•	Class II gaming revenues were $31.2 million for both the three month periods ended March 31, 2004 and 2005.

•	Reel Time Bingo revenues were $30.2 million for the quarter ended March 31, 2005, compared to $29.1 million in the quarter ended March 31, 2004, a 4% increase. This increase was related to the greater average installed base of player terminals, and was partially offset by the lower average hold per day.

Gaming Revenue – Charity

•	Charity gaming revenues increased 136% to $5.5 million for the March 2005 quarter, compared to $2.3 million for the same quarter of 2004. The increase relates to the greater number of gaming terminals installed in the three months ended March 31, 2005, compared to the same period in 2004.

•	In December 2003, we began installing our first electronic player terminals in the Alabama charity market. In addition, during July 2004, we installed terminals in Louisiana. As of March 31, 2005, we had an installed player terminal base of 2,437 units, compared to 935 units in the prior year.

Gaming Revenue – All Other

•	Class III rental and back-office fees decreased 3% to $1.4 million in the three months ended March 31, 2005, from $1.5 million during the same period of 2004.

•	Other recurring gaming revenue generated from TILG, and to a lesser degree, from the central determinant system for the New York Lottery, decreased to $710,000 for the quarter ended March 31, 2005, compared to $1.2 million in same quarter of 2004. The decrease relates to the fiscal 2005 second-quarter conversion of TILG POSTs to Reel Time Bingo.

•	We began generating revenues from the central determinant system for the New York Lottery in January 2004. Currently, four of the eight planned “racinos” are operating with approximately 5,000 POSTs. To date, we have realized substantially less revenue than anticipated from our New York Lottery operations, in significant part due to delays in the opening of “racino” operations at several of the planned racetracks. We are nevertheless required to incur ongoing expenses associated with development and maintenance of the New York video lottery system, and we do not currently expect to have profitable operations there at least through 2005. Delays in the anticipated development of the New York video lottery system and other emerging market opportunities may continue to adversely impact our revenue and operating results.

Player Terminal and License Sale and Lease Revenue

•	Player terminal and license sale and lease revenue decreased to $811,000, from $3.0 million in the same period of 2004. During the quarter ended March 31, 2005, no video lottery terminals were sold, compared to 218 sold in the same quarter of fiscal 2004, resulting in $1.9 million in player terminal revenue. In the second quarter of fiscal 2005, player terminal revenue of $281,000 was recognized ratably, based on the contract term. The fewer number of video lottery terminals sold in the current quarter resulted in a decrease in license sales from $777,000 in the quarter ended March 31, 2004 to $523,000 in the quarter ended March 31, 2005.

Other revenue, which consisted primarily of service and maintenance fees, increased 4% to $439,000 for the three months ended March 31, 2005, from $421,000 in the same period of 2004. The increase is due to service contract income related to video lottery terminals beginning in August 2003.

Cost of player terminal and licenses sold decreased to $960,000 for the three months ended March 31, 2005, from $1.9 million in the same period of 2004. The decrease relates to reduced sales of equipment and licenses during the second quarter of 2005, compared to the same period in 2004.

Selling, general and administrative expenses increased to $15.6 million for the three months ended March 31, 2005, from $15.5 million in the same period of 2004. The increase continues to reflect higher salaries and wages and the related employee benefits and taxes, which increased approximately $174,000 due to the additional personnel hired to develop our gaming systems and content, and to monitor and develop proposals to address opportunities in both domestic and international markets. At March 31, 2005, we employed 447 full-time and part-time employees, compared to 379 at March 31, 2004. Consulting and contract labor increased $339,000, due to higher commissions in the California TILG market. Legal, professional and lobbying fees increased approximately $315,000, primarily as a result of increased legal and professional services related to our research of new products, entry into new markets and Sarbanes-Oxley compliance. Advertising and promotion expense decreased $757,000 due to the entrance into new markets early in fiscal 2004 and repairs and maintenance, transportation, and related cost decreased by $438,000, as installation costs related to large charity installations were included in the three months ended March 31, 2004.

Depreciation expense increased 70%, to $13.6 million for the three months ended March 31, 2005, from $8.0 million in 2004, primarily as a result of a 16.2% increase in the installed base of terminals under participation arrangements. Amortization expense increased to $1.1 million for the quarter ended March 2005, compared to $583,000 for the same quarter of 2004. The majority of the increase was related amortization of license agreements for gaming content.

Interest income decreased 4% to $350,000 for the three months ended March 31, 2005, from $365,000 in the same period of 2004, due to lower cash balances.

Interest expense increased 60% to $663,000 for the second fiscal quarter of 2005, from $415,000 for the same quarter of fiscal 2004, due primarily to an increase in amounts outstanding under our Credit Facility. As we continue to fund our capital commitments pursuant to our development agreements and otherwise, we will likely be required to borrow more money under our Credit Facility. As a result, our interest expense will likely continue to increase in the future.

Income tax expense decreased to $3.2 million for the three months ended March 31, 2005, from $5.1 million in the same period of 2004. These figures represent effective tax rates of 38.0% and 37.6% for the three months ended March 31, 2005 and 2004, respectively.

Six Months Ended March 31, 2005, Compared to Six Months Ended March 31, 2004

Total revenues for the six months ended March 31, 2005 were $79.2 million, compared to $74.1 million for the same period in fiscal 2004, a 7% increase. The increase in revenues primarily resulted from an increase in the installed base of player terminals in the TILG and charity markets. This increase was offset by a decrease in player terminal and license sale and lease revenue, since the six months ended March 31, 2004 results benefited from the sale of 457 player terminals, compared to the sale of 43 player terminals in the same period of 2005.

Gaming Revenue – Class II

•	Class II gaming revenues decreased by $1.5 million, or 3%, from $60.4 million in the six months ended March 31, 2004, to $58.9 million in the six months ended March 31, 2005, due primarily to a decrease in the average installed base of Legacy gaming terminals.

•	New Generation system revenues, which include Reel Time Bingo and MegaNanza games, were $56.4 million for the six months ended March 31, 2005, compared to $56.1 million in the same period of fiscal 2004. This increase was related to the greater average installed base of player terminals and was partially offset by the lower average hold per day.

Gaming Revenue – Charity

•	Charity gaming revenues increased 311% to $10.1 million for the six months ended March 31, 2005, compared to $2.4 million for the same period of 2004. The increase relates to the greater number of gaming terminals installed in the six months ended March 31, 2005 when compared to the same period of 2004.

•	In December 2003, we began installing our first electronic player terminals in the Alabama charity market. In addition, during July 2004 we began installing terminals in Louisiana. As of March 31, 2005, we had an installed player terminal base of 2,437 units, compared to 935 units in the prior year.

Gaming Revenue – All Other

•	Class III rental and back-office fees increased 4% to $2.7 million in the six months ended March 31, 2005, from $2.6 million during the same period of 2004.

•

Other recurring gaming revenue generated from TILG, and to a lesser degree, from the central determinant system for the New York Lottery, increased to $4.7 million for the six months ended March 31, 2005, compared to $1.3 million in same period of 2004. The increase relates to our launch of TILG and the New

York lottery system late in the first quarter of fiscal 2004. During the second quarter of 2005, TILG gaming terminals were converted to Reel Time Bingo.

•	We began generating revenues from the central determinant system for the New York Lottery in January 2004. Currently, four of the eight planned “racinos” are operating, with approximately 5,000 POSTs. To date, we have realized substantially less revenue than anticipated from our New York Lottery operations, in significant part due to delays in the opening of “racino” operations at several of the planned racetracks. We are nevertheless required to incur ongoing expenses associated with development and maintenance of the New York video lottery system, and we do not currently expect to have profitable operations there at least through 2005. Delays in the anticipated development of the New York video lottery system and other emerging market opportunities may continue to adversely impact our revenue and operating results.

Player Terminal and License Sale and Lease Revenue

•	Player terminal and license sale and lease revenue decreased to $1.8 million, from $6.4 million in the same period of 2004. During the six months ended March 31, 2005, 43 video lottery terminals were sold, compared to 457 in the same period of fiscal 2004, resulting in $370,000 and $4.7 million, respectively, in player terminal revenue. Player terminal revenue of $562,000 was recognized ratably in the six months ended March 31, 2005, based on the contract term. The fewer number of video lottery terminals sold in the current period resulted in a decrease in license sales from $1.4 million to $873,000 in the six months ended March 31, 2005.

Other revenue, which consisted primarily of service and maintenance fees, increased 24% to $1.0 million for the six months ended March 31, 2005, from $843,000 in the same period of 2004. The increase is due to the greater number of player terminals in service, and service contract income related to video lottery terminals, beginning in August 2003.

Cost of player terminal and licenses sold decreased to $1.8 million for the six months ended March 31, 2005, from $3.6 million in the same period of 2004. The decrease relates to reduced sales of equipment and licenses during the second quarter of 2005, compared to the same period in 2004.

Selling, general and administrative expenses increased 12% to $32.4 million for the six months ended March 31, 2005, from $28.8 million in the same period of 2004. The increase continues to reflect higher salaries and wages and the related employee benefits and taxes, which increased approximately $793,000, due to the additional personnel hired to develop our gaming systems and content, and to monitor and develop proposals to address opportunities in both domestic and international markets. At March 31, 2005, we employed 447 full-time and part-time employees, compared to 379 at March 31, 2004. The increased number of player terminals in the field has increased repairs and maintenance, transportation and related costs by $248,000. Consulting and contract labor increased $1.5 million, due to commissions and the large first-quarter deployment of player terminals in the California TILG market. Legal, professional and lobbying fees increased approximately $1.2 million, primarily as a result of increased legal and professional services related to our research of new products, entry into new markets and Sarbanes-Oxley compliance. Advertising and promotion decreased $1.1 million due to the entrance into new markets in early fiscal 2004.

Depreciation expense increased 70% to $26.1 million for the six months ended March 31, 2005, from $15.4 million in 2004, primarily as a result of a 16.2% increase in the installed base of terminals under participation arrangements. Amortization expense increased to $1.9 million for the quarter ended March 2005, compared to $995,000 for the same quarter of 2004. The majority of the increase was related to amortization of license agreements for gaming content.

Interest income increased 7% to $782,000 for the six months ended March 31, 2005, from $728,000 in the same period of 2004, due to interest accrued on the higher balances of notes receivable.

Interest expense increased 91% to $1.2 million for the six months ended March 31, 2005, from $638,000 for the same quarter of fiscal 2004, due primarily to an increase in amounts outstanding under our Credit Facility. As we continue to fund our capital commitments pursuant to our development agreements and otherwise, we will likely be required to borrow more money under our Credit Facility. As a result, our interest expense will likely continue to increase in the future.

Income tax expense decreased to $6.3 million for the six months ended March 31, 2005, from $9.6 million in the same period of 2004. These figures represent effective tax rates of 38% and 37.7% for the six months ended March 31, 2005 and 2004, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS ISSUE

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment.” Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.

Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a rule that amended the required application date of 123(R) from interim or annual reporting periods beginning after June 15, 2005, to the beginning of the entities next fiscal year. We are currently evaluating the effect adoption of SFAS 123 (R) will have on our overall results of operations and financial position.

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

Revenue recognition for our gaming systems is complex and involves judgment in: a) identifying “multiple deliverables,” since each system contract is generally unique; b) determining the interoperability of certain elements of our hardware and software; and c) assessing the creditworthiness of our customers. While we believe our assumptions are reasonable, these factors significantly influence our decision to recognize or defer revenue from each gaming system, and if different, could materially affect the timing of our revenues.

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

At March 31, 2005 and September 30, 2004, our allowance for doubtful trade accounts and notes receivable was $706,000 and $608,000 respectively.

Income taxes. We apply the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax liabilities or assets arise from differences between the tax basis of liabilities or assets and their basis for financial reporting, and are subject to tests of recoverability in the case of deferred tax assets. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of assets and liabilities, and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

The accounting for income taxes involves significant judgments and estimates, and deals with complex tax regulations. The recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences, so the failure to fully realize such deferred tax assets could result in a higher tax provision in future periods.

At March 31, 2005 and September 30, 2004 our net deferred tax liability totaled $8.9 million and $11.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, we had unrestricted cash and cash equivalents of $11.3 million, compared to $4.8 million at September 30, 2004. At March 31, 2005, we had a working capital deficit of $10.4 million, compared to working capital of $249,000 at September 30, 2004. The working capital deficit as of March 31, 2005 primarily resulted as federal taxes payable amounted to $4.2 million, and approximately $7.2 million included in accounts payable and accrued expenses related to third party licenses acquired under extended payment terms.

As of March 31, 2005, our total contractual cash obligations were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Revolving line of credit	$—	$7,600	$—	$—	$7,600
Long-term debt, excluding interest(1)	10,912	7,637	1,062	—	19,611
Capital leases(2)	4,527	2,892	—	—	7,419
Operating leases(3)	1,368	2,755	2,905	491	7,519
Purchase commitments(4)	7,490	—	—	—	7,490
Payments due under employment agreement(5)	250	500	500	2,146	3,396
Gaming facility joint development agreements(6)	41,540	—	—	—	41,540

Total	$66,087	$21,384	$4,467	$2,637	$94,575

(1)	Consists of various three-to five-year loans for the purchase of automobiles and property and equipment at an overall average annual interest rate of 6.79%, a five-year loan related to financing our corporate aircraft at an annual interest rate of LIBOR plus 2.75%, and amounts borrowed under our Credit Facility at an annual interest rate of Prime plus 1.25% with a floor of 5.5%.

(2)	Consists of various three-year capital leases for property and equipment at an overall average annual interest rate of 7.56%.

(3)	Consists of operating leases for our facilities and office equipment that expire at various times through 2010.

(4)	Consists of commitments to purchase third-party licenses and player terminals.

(5)	Represents the expected future payments due, based on life expectancy tables, to Gordon Graves for his noncompete agreement entered into under his Employment Agreement.

(6)	Represents commitments for payments toward development and construction and/or expansion of tribal gaming facilities. For purposes of this table, cash obligations under development agreements are considered payable over the next twelve months, although the actual timing of the payments may extend beyond twelve months, depending on the number and schedule of development projects ongoing at any given time.

During the six months ended March 31, 2005, we generated $45.5 million in cash from our operations, compared to $30.1 million during the same period of 2004. This $15.4 million increase in cash generated from operations over the prior period was primarily the result of the payment timing related to federal taxes and accounts payable, as well as the timing of accounts receivable collections.

Cash used in investing activities increased to $48.7 million in the six months ended March 31, 2005, from $38.0 million in the same period of 2004. The increase was primarily the result of a $5.7 million increase in net amounts advanced under development agreements. During the six months ended March 31, 2005, additions to property and equipment consisted of:

	Cash Capital Expenses	Financed Capital Expenses	Total Additions to P&E
Player terminal and gaming equipment	$18,632	$575	$19,207
Licenses	6,731	—	6,731
Tribal gaming facilities and portable buildings	4,065	—	4,065
Vehicles	7	410	417
Other	808	—	808

Total	$30,243	$985	$31,228

Cash provided by financing activities for the six months ended March 31, 2005 was $9.8 million, compared to $18.2 million in the same period of 2004. For the six months ended March 31, 2005, we received $10.0 million from the proceeds of long-term debt, compared to $7.7 million in the same period of fiscal 2004. Additionally, during the six months ended March 31, 2005, we drew a net $7.6 million under our revolving line of credit. Additionally, during the six months ended March 31, 2005, we repurchased 440,786 shares of treasury stock, for total cash consideration of $3.9 million, and we expect to continue repurchasing shares during the remainder of fiscal 2005, as discussed under Stock Repurchase Authorizations.

Our projected capital expenditures for the next year will consist of player terminals, POSTs and related gaming equipment that are placed with our customers under participation arrangements, substantial capital outlays in connection with the joint development of new and expanded tribal gaming facilities, increased costs of maintaining and/or upgrading our rental pool of player terminals—specifically for ticket-in, ticket-out technology—and may include substantial capital expenditures in connection with potential acquisitions. In our strategy to partner with current and prospective customers to jointly develop tribal gaming facilities that will house our player terminals, and in pursuing any potential acquisitions, we may make expenditures that could significantly affect our cash flow and liquidity, and use a significant portion of both our cash flow from operations and any proceeds we receive from debt or equity financing we might undertake. Our total capital expenditures will depend upon the number of player terminals that we are able to place in service during the year, and the number and size of tribal gaming facilities we develop under existing or future agreements. Additional capital expenditures will be required for player terminals if we are successful in introducing our games into new markets such as additional charity bingo markets. In addition to manufacturing our own, we also purchase player terminals from Bally Gaming Inc., or Bally, and WMS Gaming Inc., or WMS, and licenses from Bally, WMS, and Progressive Gaming International Corp. (formerly Mikohn Gaming Corp.)

To date, we have entered into development agreements with our customers to provide up to $114.2 million towards the construction of tribal gaming facilities. The development agreements typically require that some or all of the construction advances be repaid to us. As of March 31, 2005, we had advanced a total of $72.6 million under such agreements, and expect to advance the remaining $41.6 million over the next twelve months.

At March 31, 2005, our debt structure consisted of a Credit Facility, which provided us with a $20.0 million term loan facility, or the Term Loan, and a $15.0 million revolving line of credit. As of March 31, 2005, we had drawn $20.2 million under the Term Loan and had $7.6 million outstanding under the revolving line of credit. The Credit Facility contains customary financial and operational covenants, and is collateralized by substantially all our assets. We were in compliance with these covenants as of March 31, 2005.

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

Stock Repurchase Authorizations

Our Board of Directors authorized us to repurchase 900,000 shares of our common stock, effective April 2000, an additional 3,000,000 shares of our common stock, effective September 2001, and an additional 748,690 shares of our common stock, effective July 2004. The timing and total number of shares repurchased will depend upon prevailing market conditions and other investment opportunities. At March 31, 2005, there were approximately 1.8 million shares authorized for repurchase.

During fiscal 2004, we repurchased 237,500 shares of our common stock with cash, at an average cost of $16.09. During the six months ended March 31, 2005, 440,786 shares were repurchased at an average cost of $8.80.

During fiscal 2004, in consideration for stock options exercised by an employee, we received 22,546 shares of our common stock at the fair market value of $20.95 per share at the time of the exchange, and we settled a stockholder’s notes receivable and other amounts owed, in exchange for 65,196 shares of our common stock at their fair market value of $24.52 per share at the time of the exchange.

At March 31, 2005, we had approximately 5.9 million options outstanding, with exercise prices ranging from $1.00 to $21.53 per share. At March 31, 2005, approximately 3.8 million of the outstanding options were exercisable.

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

Historically, we have derived most of our revenue from the placement of Class II player terminals and systems for gaming activities conducted on Native American lands. These activities are subject to federal regulation under the Johnson Act, IGRA, and under the rules and regulations adopted by both the NIGC and the gaming commissions that each Native American tribe establishes to regulate gaming. The Johnson Act broadly defines “gambling devices” to include any “machine or mechanical device” designed and manufactured “primarily” for use in connection with gambling, and that, when operated, delivers money or other property to a player “as the result of the application of an element of chance.” A government agency or court that literally applied this definition, and did not give effect to subsequent congressional legislation or to certain regulatory interpretations or judicial decisions, could determine that the manufacture and use of our electronic player terminals, and perhaps other key components of our Class II gaming systems that rely to some extent upon electronic equipment to run a game, are illegal. Our tribal customers could be subject to significant fines and penalties if it is ultimately determined they are offering an illegal game, and an adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for our business, operating results and prospects.

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

Native American gaming activities involving our games and systems are also subject to regulation by state and local authorities, to the extent such gaming activities constitute, or are perceived to constitute, Class III gaming. Class III gaming is illegal in most states unless conducted by a tribe pursuant to a compact between a tribe and the state in which the tribe is located. The Class III video lottery systems we offer, such as the systems and POSTs operating in Washington State, are subject to regulation by authorities in that state and to the terms of the compacts between the tribes offering such games and Washington State. Gaming activities under the new tribal-state compact in Oklahoma, when effective, will be subject to the terms of the compact between such tribes and the State of Oklahoma. In addition, the State of California has recently notified us that the state has determined that our TILG units constitute Class III gaming devices that are not permitted by the compacts between tribes and the state. California also asserts we may be obligated to cooperate with the state in removing or otherwise stopping the play of these games in California tribal facilities. We are currently working with our tribal customers in California and plan to communicate with California gaming authorities to attempt to resolve the current regulatory uncertainty in that state. Regulatory interpretations and enforcement actions by state regulators, including without limitation, actions by California authorities regarding our TILG product, could have significant and immediate adverse impacts on our business and operating results.

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

We also face risks from a lack of regulatory or judicial enforcement action. In particular, we believe we have lost market share to competitors who offer games that do not appear to comply with published regulatory restrictions on Class II games, and thereby offer features not available in our products. As a consequence of recently adopted gaming legislation in Oklahoma, we believe vendors with whom we compete as well as some tribes operating gaming facilities in Oklahoma may increase deployment of these games in advance of final regulations required under the new legislation. To the extent tribes offer these games rather than ours, our market share, revenue and operating results may suffer.

The NIGC has recently determined that the Players Club/Players Account card system, employed by Native American gaming operations, using the gaming system that we developed, is an “account access card” system as defined in the NIGC’s Minimum Internal Control Standards regulation, thereby triggering certain recordkeeping requirements. An “account access card” is defined as “an instrument to access customer accounts for wagering at a gaming machine. Account access cards are used in connection with a computerized database.”

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

The manner in which certain of our Native American customers acquired land in trust after 1988, and have used such land for gaming purposes, may affect the legality of those gaming facilities. The Inspector General for the Department of the Interior recently testified before a Senate Committee that his office was in the process of completing an inquiry into techniques used by certain Tribes of acquiring land in trust for non-gaming purposes but subsequently opening a gaming facility on such trust land. Unless the land qualifies under one of the exceptions contained in the IGRA, thereby authorizing gaming to be conducted on such land, the land could lose its “Indian lands” status under IGRA.

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

We believe future transactions with existing and future customers may be more complex than transactions entered into currently. As a result, we may enter into more complicated business and contractual relationships with customers which, in turn, can engender increased complexity in the related financial accounting. Legal and regulatory uncertainty may also affect our ability to recognize revenue associated with a particular project, and therefore the timing and possibility of actual revenue recognition may differ from our forecast.

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

For the six months ended March 31, 2005, one tribe in Oklahoma accounted for approximately 35% of our gaming revenues. Approximately 57% of our gaming revenues for the six months ended March 31, 2005 were from Native American tribes located in Oklahoma. The significant concentration of our customers in Oklahoma means that local economic changes may adversely affect our customers, and therefore our business, disproportionately to changes in national economic conditions, including more sudden adverse economic declines or slower economic recovery from prior declines. The loss of any of our Oklahoma tribes as customers would have a material and adverse effect upon our financial condition and results of operations. In addition, the pending legislation allowing tribal-state compacts in Oklahoma could result in increased competition from other vendors, who we believe have avoided entry into the Class II market due to its uncertain and ambiguous legal environment. The new legislation allows for other types of gaming, both at tribal gaming facilities and at Oklahoma racetracks. The loss of significant market share to these new gaming opportunities or our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.

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

In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. This legislation was subject to approval in a statewide referendum, which was subsequently obtained in the November 2004 elections. The Oklahoma gaming legislation allows the tribes to sign a compact with the State of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic “bonanza-style” bingo games, electronic “amusement” games and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma will be allowed to operate a limited number of instant and “bonanza-style” bingo games and electronic “amusement” games. On March 30, 2005, our “bonanza-style” bingo games became the first such games played in the state. All vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the State of Oklahoma. Pursuant to the compacts, vendors placing games at tribal facilities will have to be licensed by each tribe. All electronic games placed under the compact will have to be certified by independent testing laboratories to meet technical specifications. These were published by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities in the first calendar quarter of 2005.

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

We enter into development agreements to jointly develop and provide financing to construct and/or remodel tribal gaming facilities primarily in the state of Oklahoma. Under our development agreements, we secure a long-term revenue share percentage and a guaranteed percentage of the tribal gaming facilities’ available floor space in exchange for development and construction funding. Certain of the agreements contain performance standards for our player terminals that could allow the facility to reduce a portion of our guaranteed floor space. In connection with these advances, we could face liquidity pressure or a complete loss of our investment if a tribe does not timely pay any amounts owed to us from such funding. In addition, future NIGC decisions could affect our ability to place our games with these tribes. See “Certain Risk Factors – Enforcement of remedies or contracts against Native American tribes could be difficult.” In addition, the NIGC has recently expressed its view that our development agreements violate the requirements of IGRA and tribal gaming regulations, which state that the Native American tribes must hold the “sole proprietary interest” in the tribes’ gaming operations, which presents additional risks for our business. See “Certain Risk Factors – Changes in regulation or regulatory interpretations could require us to modify the terms of our contracts with customers.”

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

We compete with other vendors for customers, primarily on the basis of the amount of profit our gaming products generate for our customers in relation to other vendors’ gaming products. We believe that the most important factor influencing our customers’ product selection is the appeal of those products to end users. This appeal has a direct effect on the volume of play by end users, and drives the amount of revenues generated for and by our customers. Our ability to remain competitive depends primarily on our ability to continuously develop new game themes and systems that appeal to end users, and to introduce those game themes and systems in a timely manner. See “Certain Risk Factors – Our future performance will depend on our ability to develop and introduce new gaming systems and to enhance existing games that are widely accepted and played.” We may not be able to continue to develop and introduce appealing new game themes and systems that meet the emerging requirements in a timely manner, or at all. In addition, others may independently develop games similar to our games, and competitors may introduce noncompliant games that unfairly compete in certain markets due to uneven regulatory enforcement policies. In addition, we have lost certain end users based upon our decision not to place pre-drawn games in the field that would be covered under the Oklahoma compact, but in advance of the effective date of the compact. After we are able to place the compacted games, it may take some time, if at all, to regain the players that we previously lost.

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

Our Oklahoma tribal customers are in the early stages of developing their own licensing procedures under the new legislation, and we currently have limited, if any, information regarding the ultimate process or expenses involved with securing licensure by the tribes. Moreover, tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within the tribe.

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

On December 1, 2004, we received a series of letters from the NIGC expressing the Commission’s concern that certain of our agreements violate the requirements of IGRA and tribal gaming regulations, which state that the Native American tribes hold the “sole proprietary interest” in the tribe’s gaming operations. In particular, the NIGC is concerned that our development agreements, whereby we advance development funds to our tribal customers in exchange for allocated floor space and a share of gaming revenue, create a “proprietary interest” of ours in the tribe’s gaming operations. As a result of its concern, the NIGC has requested that we and our tribal customers provide a written justification for the percentage of shared revenue specified in the subject agreements, which in the view of the NIGC exceeds the level permissible under a management agreement. The NIGC has also asked that we and our tribal customers provide an explanation why our arrangements do not result in our holding a proprietary interest in our tribal customers’ gaming operations. In addition, on December 1, 2004, we received a letter from the NIGC expressing the Commission’s concern that our January 2000 Integrated Electronic Gaming Services Agreement with one of our customers covering one of our Legacy games, constituted a management agreement. According to the Acting General Counsel, the performance of any planning, organizing, directing, coordinating or controlling, with respect to any part of a gaming operation, constitutes “management” for purposes of determining whether an agreement is a management contract, which requires NIGC approval. We are currently preparing our response to the NIGC’s requests.

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

We depend on the continued performance of the members of our senior management team and our technology team. If we were to lose the services of any of our senior officers, directors, or any key member of our technology team, and could not find suitable replacements for such persons in a timely manner, it could have a material adverse effect on our business.

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

As a result of our adjustable interest rate notes payable and fixed interest rate notes receivable described above, we are subject to market risk with respect to interest rate fluctuations. Any material increase in prevailing interest rates could cause us to incur significantly higher interest expense without a corresponding increase in interest income.

We estimate that a hypothetical increase of 100 basis points in interest rates would increase our interest expense by approximately $257,000 per annum, based on our variable debt outstanding of $24.3 million as of March 31, 2005. We do not currently manage this exposure with derivative financial instruments.

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

ITEM 2.	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Summary of Stock Repurchases

(Unaudited)

	Total Number of Shares Purchased	Average Price Paid per Share
January 1, 2005 to January 31, 2005	400	$8.86
February 1, 2005 to February 29, 2005	113,994	9.16
March 1, 2005 to March 31, 2005	326,392	$8.67

Total	440,786	$8.80

All shares detailed above were repurchased as part of publicly announced repurchase plans. For a description of our authorized stock repurchase plans, see “PART I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 2, 2005, we held our 2005 Annual Stockholder Meeting. The meeting involved the election of five nominees to be Directors, and the following persons were elected, constituting all of the members of our Board of Directors: Thomas W. Sarnoff, Michael Maples, John M. Winkelman, Robert D. Repass, and Clifton E. Lind.

A separate tabulation with respect to each nominee is as follows:

	FOR	WITHHELD
Thomas W. Sarnoff	25,393,563	588,569
Michael Maples	25,350,544	631,588
John M. Winkelman	25,400,413	581,719
Robert D. Repass	25,401,061	581,071
Clifton E. Lind	25,339,983	642,149

A proposal to ratify the appointment of BDO Seidman, LLP as our independent auditors was voted upon at the meeting and received the requisite number of votes necessary to pass, as follows:

FOR	AGAINST	ABSTAIN
25,540,312	366,128	75,692

ITEM 6.	EXHIBITS

(a)	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 10, 2005	Multimedia Games, Inc.

	By:	/s/ Craig S. Nouis†
Craig S. Nouis
Chief Financial Officer

†	Mr. Nouis is signing as an authorized officer and as our Principal Financial Officer and Chief Accounting Officer.

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION

3.1	Amended and Restated Articles of Incorporation	(1)

3.2	Amendment to Articles of Incorporation	(10)

3.3	Amended and Restated Bylaws	(2)

10.1	Form of Integrated Gaming Services Agreement	(3)

10.2	1994 Employee Stock Option Plan	(3)

10.3	1994 Director Stock Option Plan	(3)

10.4	1996 Stock Incentive Plan, as amended	(4)

10.5	President’s Plan	(5)

10.6	1998 Senior Executive Stock Option Plan	(5)

10.7	2000 Stock Option Plan	(5)

10.8	2001 Stock Option Plan	(6)

10.9	Stockholder Rights Plan	(7)

10.10	2002 Stock Option Plan	(8)

10.11	Employment Agreement executed March 26, 2003 between the Company and Gordon Graves	(8)

10.12	2003 Outside Directors’ Stock Option Plan	(9)

10.13	Loan and Security Agreement between the Company and Comerica Bank	(10)

10.14	First Amendment to Loan and Security Agreement between the Company and Comerica Bank	(10)

10.16	Employment Agreement executed September 9, 2004 between the Company and Clifton Lind	(11)

10.17	Form of Indemnity Agreement entered between the Company and each of the members of the Company’s Board of Directors	(11)

10.18	Ad Hoc Option Plan	(12)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(* )

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(* )

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes Oxley Act of 2002	(* )

(1)	Incorporated by reference to our Form 10-QSB filed with the Commission for the quarter ended March 31, 1997.

(2)	Incorporated by reference to our Form 10-K filed with the Commission for the fiscal year ended September 30, 2003.

(3)	Incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1994.

(4)	Incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1996.

(5)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on December 1, 2000.

(6)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on October 18, 2002 (File No. 333 - 100611).

(7)	Incorporated by reference to our Registration Statement on Form 8-A, filed with the Commission on October 15, 1998.

(8)	Incorporated by reference to our Form 10-Q filed with the Commission for the quarter ended March 31, 2003.

(9)	Incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed with the Commission on January 6, 2004.

(10)	Incorporated by reference to our Form 10-Q filed with the Commission for the quarter ended December 31, 2003.

(11)	Incorporated by reference to our Form 10-K filed with the Commission for the fiscal year ended September 30, 2004.

(12)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on October 18, 2002 (File No. 333 - 100612).

(*)	Filed herewith.