Form 10-Q
period 2005-06-30
MULTIMEDIA GAMES INC
filed 2005-08-09
CIK 896400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2005

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

Act):    Yes  ☒    No  ☐

As of August 3, 2005, there were 27,133,740 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FORM 10-Q

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS

As of June 30, 2005 and September 30, 2004

(In thousands, except shares and per-share amounts)

(Unaudited)

	June 30, 2005	September 30, 2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,894	$4,768
Accounts receivable, net of allowance for doubtful accounts of $204 and $533, respectively	10,652	10,397
Inventory	812	930
Deferred contract costs	6,029	—
Prepaid expenses and other	1,944	2,242
Notes receivable, net	5,506	12,299
Federal and state income tax receivable	35	5,044
Deferred income taxes	1,899	1,909

Total current assets	32,771	37,589
Restricted cash and long-term investments	1,068	1,216
Leased gaming equipment, net	41,954	40,652
Property and equipment, net	90,706	93,090
Notes receivable – noncurrent	29,287	20,588
Intangible assets, net	45,348	21,941
Other assets	3,317	2,331

Total assets	$244,451	$217,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$14,335	$9,713
Accounts payable and accrued expenses	26,929	25,780
Federal income tax payable	1,439	—
Deferred revenue	2,276	1,847

Total current liabilities	44,979	37,340
Revolving line of credit	20,970	—
Long-term debt and capital leases, less current portion	9,253	10,753
Other long-term liabilities	3,030	3,932
Deferred revenue – noncurrent	1,128	2,050
Deferred income taxes	7,816	13,185

Total liabilities	87,176	67,260

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 30,780,329 and 30,453,245 shares issued, and 27,154,690 and 27,917,597 shares outstanding, respectively	308	305
Additional paid-in capital	67,143	65,157
Treasury stock, 3,625,639 and 2,535,648 shares at cost	(22,028)	(12,382)
Retained earnings	111,852	97,067

Total stockholders’ equity	157,275	150,147

Total liabilities and stockholders’ equity	$244,451	$217,407

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended June 30, 2005 and 2004

(In thousands, except per-share amounts)

(Unaudited)

	2005	2004
Revenues:
Gaming revenue:
Class II	$28,191	$29,043
Charity	4,622	3,009
All other	2,814	3,323
Player terminal and license sale and lease revenue	957	805
Other	565	740

Total revenues	37,149	36,920

OPERATING COSTS AND EXPENSES:
Cost of player terminals and licenses sold	787	666
Selling, general and administrative expenses	14,104	12,951
Amortization and depreciation	14,576	9,765

Total operating costs and expenses	29,467	23,382

Operating income	7,682	13,538
OTHER INCOME (EXPENSE):
Interest income	608	178
Interest expense	(675)	(429)

Income before income taxes	7,615	13,287
Income tax expense	3,065	3,451

Net income	$4,550	$9,836

Basic earnings per share	$0.17	$0.35

Diluted earnings per share	$0.16	$0.32

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Nine Months Ended June 30, 2005 and 2004

(In thousands, except per-share amounts)

(Unaudited)

	2005	2004
Revenues:
Gaming revenue:
Class II	$87,082	$89,477
Charity	14,676	5,453
All other	10,235	7,269
Player terminal and license sale and lease revenue	2,762	7,193
Other	1,607	1,583

Total revenues	116,362	110,975

OPERATING COSTS AND EXPENSES:
Cost of player terminals and licenses sold	2,588	4,240
Selling, general and administrative expenses	46,535	41,795
Amortization and depreciation	42,620	26,170

Total operating costs and expenses	91,743	72,205

Operating income	24,619	38,770
OTHER INCOME (EXPENSE):
Interest income	1,390	906
Interest expense	(1,892)	(1,067)

Income before income taxes	24,117	38,609
Income tax expense	9,332	13,003

Net income	$14,785	$25,606

Basic earnings per share	$0.53	$0.94

Diluted earnings per share	$0.50	$0.83

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended June 30, 2005 and 2004

Increase (Decrease) in Cash and Cash Equivalents

(In thousands)

(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,785	$25,606
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Amortization	3,139	1,700
Depreciation	39,481	24,470
Accretion of contract rights	1,541	36
Write off of long-lived assets	217	—
Provision for inventory and long-lived assets	35	—
Deferred income taxes	(5,359)	2,968
Options issued to consultants	144	383
Recovery of doubtful accounts	(225)	(17)
(Increase) decrease in:
Accounts receivable	(269)	(3,583)
Inventory	118	(1,793)
Deferred contract costs	(6,029)	—
Prepaid expenses and other	(1,690)	(1,289)
Federal and state income tax payable/receivable	6,448	(1,179)
Notes receivable	5,798	728
Increase (decrease) in:
Accounts payable and accrued expenses	1,138	5,632
Deferred revenue	(493)	220
Other long-term liabilities	(504)	977

NET CASH PROVIDED BY OPERATING ACTIVITIES	58,275	54,859

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(36,509)	(59,288)
Acquisition of intangible assets	(7,990)	(3,600)
Advances under development agreements	(38,906)	(10,182)
Repayments under development agreements	10,985	760
Advances on notes receivable	—	(20,574)
Stockholders’ notes receivable, net	—	(37)
Repayments of notes receivable	—	21,107

NET CASH USED IN INVESTING ACTIVITIES	(72,420)	(71,814)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants, and related tax benefit	1,845	18,080
Proceeds from long-term debt	10,000	7,708
Principal payments of long-term debt and capital leases	(7,898)	(5,504)
Proceeds from revolving line of credit	36,606	—
Payments on revolving line of credit	(15,636)	—
Purchase of treasury stock	(9,646)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,271	20,284

Net increase in cash and cash equivalents	1,126	3,329
Cash and cash equivalents, beginning of period	4,768	26,319

Cash and cash equivalents, end of period	$5,894	$29,648

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

For the Nine Months Ended June 30, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004
SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$1,782	$1,066

Income tax paid	$8,183	$418

NON-CASH TRANSACTIONS:
Property and equipment and other assets acquired through:
Capital lease	575	5,280
Long-term debt	445	1,303
Receipt of Company’s common stock for repayment of stockholders’ note receivable	—	1,599
Receipt of Company’s common stock as consideration for employee stock option exercise	—	472

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

The financial statements included herein as of June 30, 2005, and for each of the three and nine months ended June 30, 2005 and 2004 have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States of America, or U.S., and the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The information presented reflects all adjustments consisting solely of normal adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the three and nine months ended June 30, 2005 are not necessarily indicative of the results which will be realized for the year ending September 30, 2005.

Operations. The Company is a technology supplier to the gaming industry; it designs and develops interactive electronic gaming systems that are marketed primarily to Native American, charity and commercial bingo gaming facilities, and to state lottery commissions located throughout the U.S. The Company’s gaming systems are typically provided to customers under revenue sharing arrangements, except for video lottery terminals in the Class III market in Washington State, which are typically sold for an up-front purchase price. The Company provides Class II gaming to its tribal customers through a nationwide, broadband telecommunications network. Player terminals in the Class II gaming market are typically interconnected within a gaming facility and across multiple facilities, thereby enabling players to simultaneously participate in the same game and to compete against one another to win common pooled prizes. In the charity bingo market, player terminals are typically only interconnected within the gaming facility where the player terminals are located. The Company provides a central determinant system for use by state lottery commissions. The Company offers Point-of-Sale Terminals, or POSTs, in conjunction with its Tribal Instant Lottery Game, or TILG, in the Class III market; these are supported by central determinant system technology similar to that used in the state lottery market. The Company offers content for its gaming systems that has been designed and developed by the Company, as well as game themes it has licensed from others.

Consolidation Principles. The Company’s financial statements include the activities of Multimedia Games, Inc. and its wholly-owned subsidiaries: MegaBingo, Inc., MGAM Systems, Inc. and MGAM Services, LLC. Intercompany balances and transactions have been eliminated.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company’s current gaming arrangements typically do not guarantee prize payout levels and require that only its share of the hold per day be remitted to the Company. Management has determined that the net amounts remitted by customers should be reported as revenue and not presented on a gross basis, as previously reported. As a result, the Company has presented its current period revenues in accordance with this policy and reclassified “Allotments to facility operators” for the three and nine months ended June 30, 2004 to conform to the current period presentation.

Revenue Recognition. The Company derives its gaming revenues primarily from participation arrangements with its Native American and charity bingo customers. Participation revenue generated from the Company’s Class II gaming systems is reported in its results of operations as “Gaming revenue – Class II,” while revenue generated from charity customers is included in “Gaming revenue – Charity,” and revenue from the Company’s TILG product and games played under the Oklahoma and Washington compacts is included in “Gaming revenue – All other.” Under these arrangements, the Company retains ownership of the player terminals, POSTs and back-office equipment (which are collectively referred to as gaming systems) installed at customer gaming facilities, and receives revenue based on a percentage of the hold per day generated by each gaming system. The hold is generally considered both realizable and earned at the end of each gaming day. Certain of the Company’s arrangements require it to set aside a portion of a facility’s hold per day to be used to fund facility-specific marketing, advertising, promotions and service. These amounts are offset against revenue, and deferred in a liability account until expended.

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

Revenues from the sale of player terminals, player terminal licenses and license of our gaming systems are accounted for under Staff Accounting Bulletin 104, “Revenue Recognition,” or SAB 104, Statement of Position 97-2 “Software Revenue Recognition,” or SOP 97-2, and Emerging Issues Task Force, or EITF, Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21. In accordance with the provisions of SAB 104, SOP 97-2 and EITF 00-21, sales that are considered to contain “multiple deliverables” are bifurcated into accounting units based on their relative fair market value, provided each component is not essential to the function of the other. Revenue from these separate accounting units is then recognized when: a) persuasive evidence of an arrangement exists and the sales price is fixed and determinable; b) delivery has occurred and services have been rendered; and c) collectibility is reasonably assured. If vendor-specific objective evidence of fair value does not exist, the revenue is deferred until such time that all elements have been delivered or services have been performed. If any element is determined to be essential to the function of the other, revenues are generally recognized utilizing the subscription method of accounting over the term of the services rendered.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Deferred Contract Costs. During Fiscal 2005, the Company entered into a contract with a customer, pursuant to which it will deliver a video lottery system and player terminals at a number of retail sites. Costs directly attributable to this contract, consisting principally of engineering, development, installation and hardware costs, are being deferred until the revenue is recognized.

Billings under the contract are tied to certain defined objectives. As of June 30, 2005, the Company had not billed any amounts under this contract.

Inventory. The Company’s inventory consists primarily of completed player terminals, related component parts and back-office computer equipment expected to be sold within the Company’s next fiscal year. Inventories are stated at the lower of cost (first in, first out) or market.

Development Agreements. The Company enters into development agreements to provide financing for new tribal gaming facilities, or for the expansion of existing facilities. In return, the customer commits to a fixed number of player terminal placements in the facility, and the Company receives a fixed percentage of those player terminals’ hold per day over the term of the agreement. Certain of the agreements contain performance standards for its player terminals that could allow the facility to reduce a portion of the Company’s player terminals. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the hold to be used for repayment of some or all of the advances. Amounts advanced in excess of those reimbursed by the customer for real property and land improvements are allocated to an other asset and amortized over the life of the contract. Amounts related to personal property owned by the Company and located at the tribal gaming facility are carried in the Company’s property and equipment, and depreciated over the estimated useful life of the related asset.

At June 30, 2005 and September 30, 2004, the following net amounts related to advances made under development agreements were recorded in the following balance sheet captions:

	June 30, 2005	September 30, 2004
	(In thousands)
Included in:
Notes receivable	$31,369	$22,836
Property and equipment, net of accumulated depreciation	12,761	10,343
Intangible assets – contract rights, net of accumulated amortization	30,936	11,812

Notes Receivable. At June 30, 2005 and September 30, 2004, the Company’s notes receivable consisted of the following:

	June 30, 2005	September 30, 2004
	(In thousands)
Notes receivable from development agreements	$31,369	$22,836
Notes receivable from equipment sales	2,502	9,040
Other notes receivable	922	1,086
Allowance for notes receivable	—	(75)

Notes receivable, net	34,793	32,887
Less current portion	5,506	12,299

Notes receivable – non-current	$29,287	$20,588

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements, and generally bear interest at prevailing interest rates. These notes are typically collateralized by all the personal property not owned by the Company and contained within the respective tribal gaming facility, although the value of such property, if repossessed, may be less than the note receivable

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

outstanding. As of June 30, 2005, the average interest rate on notes receivable from development agreements was 5.33%, and the expected term of such notes ranged from one to three years; however, the timing of required payments may vary, as certain of the note repayment terms are based on the hold per day per player terminal retained by the facilities.

Notes receivable from equipment sales consist of financial instruments issued by customers for the purchase of player terminals and licenses, and generally bear interest at prevailing interest rates. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the note receivable outstanding. As of June 30, 2005, the average interest rate on notes receivable from equipment sales was 7.03%, and the term of such notes ranged from one to two years.

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

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed are reported at the lower of the carrying amount or the fair value less costs of disposal. An analysis of the long-lived assets at June 30, 2005 indicated there was no impairment to these assets’ carrying values.

Equipment under Capital Lease. Equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The cost of leased property and equipment is amortized using the Company’s normal depreciation policy, described under “Property and Equipment and Leased Gaming Equipment.”

Credit Facility, Long-Term Debt and Capital Leases. At June 30, 2005 and September 30, 2004, the Company’s Credit Facility, long-term debt and capital leases consisted of the following:

	June 30, 2005	September 30, 2004
	(In thousands)
Revolving line of credit	$20,970	$—

Term Loan facility	$14,243	$7,181
Other long-term debt	3,805	4,998
Capital lease obligations	5,540	8,287

Long-term debt and capital leases	23,588	20,466
Less current portion	14,335	9,713

Long-term debt and capital leases, less current portion	$9,253	$10,753

The Company’s debt structure consists of a Credit Facility, which provides the Company with a $20.0 million term loan facility, or the Term Loan, a $15.0 million revolving line of credit, or the Revolver, and a $35.0 million reducing line of credit, or the Reducing Revolver. Two of the three tranches of the Term Loan mature in June 2006 and bear interest at a rate of Prime plus 1.25% (or 7.50% as of June 30, 2005). The third tranche of the Term Loan matures in June 2007 and bears interest at a rate of Prime plus 1.25%. As of June 30, 2005, the Company had drawn $20.2 million under the available tranches of the Term Loan. Equal installments of principal and interest are payable over the term of the first two tranches, which are 36 and 30 months, respectively. On the third tranche, installments based on a 24-month term are due beginning in July 2005, with a balloon payment due in June 2007.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Revolver provides the Company with up to $15.0 million for working capital needs. The Revolver bears interest at a rate of Prime plus 1.25%, and has a commitment fee based on the daily average unborrowed commitment. The Revolver matures in November 2006. As of June 30, 2005, $12.0 million was outstanding under the Revolver, leaving $3.0 million available, which was reduced by $1.0 million, reflecting outstanding letters of credit.

The Reducing Revolver provides the company with up to $35.0 million, which is advanceable based on the Company’s unfinanced capital expenditures. After the first 12 months, the availability under the Reducing Revolver is reduced quarterly, based on a 36-month straight-line amortization. The Reducing Revolver bears interest at a rate of Prime plus 1.25% and has a commitment fee based on the daily average unborrowed commitment. Interest payments are due monthly, and principal plus unpaid interest is due when the Reducing Revolver matures in June 2009. As of June 30, 2005, $9.0 million was outstanding under the Reducing Revolver, leaving $26.0 million available.

The Credit Facility contains certain customary financial and operational covenants, and is collateralized by substantially all the Company’s assets. The Company is in compliance with these covenants as of June 30, 2005.

Other long-term debt at June 30, 2005 consists of a five-year loan related to financing the Company’s corporate aircraft, and various three-to five-year loans for the purchase of automobiles and property and equipment.

Capital lease obligations consist of various three-year noncancelable capital leases for certain equipment used in the Company’s operations.

Fair Value of Financial Instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At June 30, 2005 and September 30, 2004, the carrying amounts for the Company’s financial instruments, which include accounts and notes receivable, accounts payable, and long-term debt and capital leases, approximate fair value.

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

	Three Months Ended June 30,
	2005	2004
	(In thousands, except shares and per-share amounts)
Income available to common stockholders – basic and diluted	$4,550	$9,836

Weighted average common shares outstanding	27,331,945	27,872,523
Effect of dilutive securities:
Options	1,811,533	3,063,153

Weighted average common and potential shares outstanding	29,143,478	30,935,676

Basic earnings per share	$0.17	$0.35

Diluted earnings per share	$0.16	$0.32

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

	Nine Months Ended June 30,
	2005	2004
	(In thousands, except shares and per-share amounts)
Income available to common stockholders – basic and diluted	$14,785	$25,606

Weighted average common shares outstanding	27,734,915	27,286,216
Effect of dilutive securities:
Options	1,988,042	3,465,999

Weighted average common and potential shares outstanding	29,722,957	30,752,215

Basic earnings per share	$0.53	$0.94

Diluted earnings per share	$0.50	$0.83

At June 30, 2005 and 2004, options to purchase 1,152,500 and 225,000 shares, respectively, of Common Stock at exercise prices ranging from $10.11 to $21.53 per share, and $11.79 to $15.47 per share, respectively, were outstanding, but were not included in the computation of diluted earnings per share due to their antidilutive effect.

Stock-Based Compensation. The Company applies Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” or APB 25, in accounting for its stock option plans, rather than the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB 25, no compensation expense is recognized for grants of options to common-law employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company’s grants in the three and nine months ended June 30, 2005 and 2004, no compensation expense has been recognized.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per-share amounts)
Net income:
As reported	$4,550	$9,836	$14,785	$25,606
Deduct: Estimated stock-based employee compensation determined under fair value method for all awards, net of related tax benefit	(718)	(815)	(2,337)	(3,993)

Pro forma	$3,832	$9,021	$12,448	$21,613

Basic earnings per common share:
As reported	$0.17	$0.35	$0.53	$0.94

Pro forma	$0.14	$0.32	$0.45	$0.79

Diluted earnings per common share:
As reported	$0.16	$0.32	$0.50	$0.83

Pro forma	$0.13	$0.29	$0.42	$0.70

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Prior to deployment of its central determinant system in New York, the Company undertook an analysis of the patent issues to determine whether or not its central determinant system infringed the claims of the ‘035 Patent. The Company determined that it did not infringe. Although continuing to assert that it did not infringe, the Company offered to enter into a license agreement with Gamco, who refused the offer and filed its complaint seeking injunctive relief, unspecified damages, and attorneys’ fees. The Company intends to vigorously defend this matter. The Court has announced that it will issue a show cause order requiring Gamco to show cause why the suit should not be dismissed due to Gamco’s lack of standing. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

Aristocrat Technologies, Inc. Aristocrat Technologies, Inc has sued the Company in Cause No. CV05-0679 FMC, in the United States District Court, Central District of California, alleging that the Company’s deployment of its networked central-determinant instant lottery game infringes U.S. Letters Patent No. 4,817,951, entitled “Player Operable Lottery Machine Having Display Means Displaying Combination of Game Result Indicia” (“the 951 Patent”). Aristocrat seeks an injunction, damages for infringement, and a trebling of damages for willful infringement. Preliminary research indicates that the Company does not infringe the 951 Patent. Aristocrat filed this suit on January 27, 2005, and served the Company on May 27, 2005. The Company has answered and intends to vigorously defend this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

HomeBingo Network, Inc. HomeBingo Network, Inc. has sued the Company and the gaming entity of the Miami Tribe of Oklahoma in Cause No. 05-CV-0608, in the United States District Court, Northern District of New York, alleging that the Company’s deployment of Reel Time Bingo and other bingo games infringes U.S. Letters Patent No. 6,186,892, entitled “Bingo Game for use on the Interactive Communication Network which Relies upon Probabilities for Winning”. HomeBingo seeks an injunction, damages in the amount of a reasonable royalty, and a trebling of damages for willful infringement. The Company received no demand or prior indication that this suit was going to be filed. The Company intends to vigorously defend this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

Other. Existing federal and state regulations may also impose civil and criminal sanctions for various activities prohibited in connection with gaming operations, including false statements on applications, and failure or refusal to obtain necessary licenses described in the regulations.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Development Agreements

As of June 30, 2005, the Company had entered into development agreements to provide up to $138.2 million towards the construction and/or remodeling of tribal gaming facilities, and had advanced $92.0 million under these agreements. In exchange for a certain amount of the funds advanced under the development agreement, the Company receives a fixed number of player terminal placements in the facility. A portion of the hold per day generated by these player terminals is used to repay the construction advance. Consequently, the payback period is dependent on the hold per day generated by the Company’s player terminals. The Company is in various stages of discussion with new and existing customers to provide funding for similar opportunities under joint development agreements.

Off Balance Sheet Arrangements

As of June 30, 2005, the Company had $1.0 million in outstanding letters of credit issued under the Revolver to guarantee its performance under certain contracts.

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

Our New Generation gaming system operates at a speed considerably faster than our Legacy system, generally resulting in end users playing a greater number of games on our New Generation system in the same amount of time. As a result of the faster speed of play and higher payout ratios, we believe that end users derive a higher level of satisfaction from playing our New Generation games. We believe that this enhanced satisfaction results in end users playing more games and for longer periods of time than on our Legacy system, resulting in higher play on our New Generation system. In November 2003, we introduced and began deploying our Gen4 back-office system, which enables us to produce games with bonus rounds and wide-area progressives, provides more end-user enjoyment and also provides better networking capabilities among gaming systems. Furthermore, our Gen4 gaming system allows us to operate multiple gaming engines within a single facility. This will be especially beneficial in certain Oklahoma facilities where the operators have decided to continue offering Class II games after they begin offering the new Class III games that are permitted under the tribal-state compact.

As the market grows, and the rules and regulations governing Class II gaming are clarified by court decisions and by improved rule-making procedures, we believe new competitors with significant gaming experience and financial resources will enter the Class II market. New tribal-state compacts, such as the Oklahoma gaming legislation, may also lead to increased competition from such competitors. In addition, we are experiencing an extended period of uncertainty relative to enforcement of existing restrictions on non-Class II devices, which is forcing us to continue competing against games that do not appear to comply with the published regulatory restrictions on Class II games. As a result of this increased competition in Oklahoma, we have and may continue to experience pressure on our pricing model, with the result that gaming providers are competing on the basis of price as well as the entertainment value and technological superiority of their products. While we will continue to compete by regularly introducing new and more entertaining games with technological enhancements that we believe will appeal to end users, we believe that the level of revenue retained by our customers from their installed base of player terminals will become a more significant competitive factor, one that may require us to change the terms of our participation arrangements with customers. Consequently, we believe that a simple business model based upon the average hold per player terminal per day will become less relevant in predicting our performance, as our participation arrangements with customers become less standardized and more complex.

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

In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. This legislation was subject to approval in a statewide referendum, which was subsequently obtained in the November 2004 elections. The Oklahoma gaming legislation allows the tribes to sign a compact with the State of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic “bonanza-style” bingo games, electronic “amusement” games and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma will be allowed to operate a limited number of instant and “bonanza-style” bingo games and electronic “amusement” games. On March 30, 2005, our “bonanza-style” bingo games became the first such games played in the state. As of June 30, we had placed more than 900 player terminals, to be operated under the compact, at ten facilities; approximately 750 were “bonanza-style” games, and the remainder were “amusement” games, including re-spin and poker titles.

Charity and Commercial Bingo Market

In December 2003, we began installing our first electronic bingo player terminals for the charity market in Alabama. In addition, during July 2004, we began installing player terminals in the Louisiana charity market.

State Video Lottery Market

In January 2004, we began the first operation of our central determinant system for the video lottery terminal network that the New York Lottery operates at licensed New York State “racino” racetracks. As payment for providing and maintaining the central determinant system, we receive a small portion of the network-wide hold per day.

Development Agreements

As we seek to continue the growth in our customer base and to expand our installed base of linked player terminals, a key element of our strategy has become entering into joint development agreements with various Native American tribes to help fund new or expand existing tribal gaming facilities. Pursuant to these agreements, we advance funds to the tribes for the construction of new tribal gaming facilities or for the expansion of existing facilities. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the hold to be used to repay some or all of the advances.

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

In return for the amounts advanced by us, we received a commitment for a fixed number of player terminal placements in the facility, and a fixed percentage of the hold per day from those units over the term of the agreement. Certain of the agreements contain performance standards for our player terminals that could allow the facility to reduce a portion of our player terminals. To date, we have entered into development agreements for an aggregate commitment to advance approximately $138.2 million. As of June 30, 2005, we had advanced a total of $92.0 million under such agreements and expect to advance the remaining $46.2 million over the next twelve months.

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

Research and development expenses increased by 38.1% to $4.4 million for the three months ended June 30, 2005, from $3.2 million for the comparable period in the prior fiscal year. For the nine months ended June 30, 2005, research and development expenses increased by 42.8% to $12.7 million from $8.9 million for the same period of 2004. This increase primarily resulted from an increased headcount in our development group as we have focused our internal efforts on developing new gaming systems and game themes. We expect our research and development expenses to grow over the upcoming periods as we continue focusing on product development and adding development staff.

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

We believe the recently adopted Oklahoma legislation significantly clarifies and expands the types of gaming permitted by Native America tribes in that state. We expect continued intensified competition from vendors currently operating in Oklahoma, as well as new market entrants. As a result, we anticipate further pressure on our market and revenue share percentages in Oklahoma. In addition, in the immediate future, we expect continued regulatory uncertainty in Oklahoma. In particular, although we and other vendors have begun to offer games enabled by the new legislation, the compacted tribes’ regulatory processes and specifications timetable varies from tribe to tribe. Certain other vendors and tribes may begin to offer new games prior to the time that the state or individual tribes have the regulatory and licensing in place. It is unclear what, if any, regulatory enforcement action could or would be taken against tribes and vendors offering games not authorized by existing law but permitted under the newly adopted, but not yet effective, legislation.

The new legislation requires Oklahoma tribes to develop their own licensing procedures for their vendors. Some of our Oklahoma tribal customers have developed these procedures, and others are in the process of defining the procedures. For that reason, deployment of games to be operated under the compact in Oklahoma is proceeding at an erratic pace and will continue to do so for many months. Moreover, tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within the tribe. Changes in tribal leadership or tribal political pressure can affect our relationships with our customers. As a result of these and other considerations, it remains difficult to forecast the short-term impact on our business from the recent Oklahoma gaming legislation.

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

Also, on December 1, 2004, we received a letter from the NIGC expressing the Commission’s concern that our January 2000 Integrated Electronic Gaming Services Agreement with one of our customers, covering one of our Legacy games, constituted a management agreement. According to the Acting General Counsel, the performance of any planning, organizing, directing, coordinating or controlling, with respect to any part of a gaming operation, constitutes “management” for purposes of determining whether an agreement is a management contract, which requires NIGC approval.

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

RESULTS OF OPERATIONS

The following tables outline our end-of-period and average installed base of gaming terminals for the three and nine months ended June 30, 2005 and 2004:

	As of June 30,
	2005	2004
End-of-period installed gaming terminal base:
Class II player terminals
Reel Time Bingo	9,157	8,686
MegaNanza	—	—

New Generation system	9,157	8,686
Legacy system	558	1,009
Oklahoma compacted games	938	—
Other player terminals and POSTs	2,628	1,996

	Three Months Ended June 30,		Nine Months Ended June 30,
	2005	2004	2005	2004
Average installed gaming terminal base:
Class II player terminals
Reel Time Bingo	9,905	8,793	9,730	8,752
MegaNanza	—	—	—	27

New Generation system	9,905	8,793	9,730	8,779
Legacy system	587	1,124	691	1,255
Oklahoma compacted games	531	—	222	—
Other player terminals and POSTs	2,518	1,639	3,760	923

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

Our current gaming arrangements typically do not guarantee prize payout levels, and require that only our share of the hold per day be remitted to us. Management has determined the net amounts remitted by customers should be reported as revenue, and not presented on a gross basis. As a result, we have presented our current period revenues in accordance with this policy, and reclassified “Allotments to facility operators” for the three and nine months ended June 30, 2004 to conform to the current period presentation.

Three Months Ended June 30, 2005, Compared to Three Months Ended June 30, 2004

Total revenues for the three months ended June 30, 2005 were $37.1 million compared to $36.9 million for the same period of 2004. The increase in revenues was primarily driven by an increase in the installed base of player terminals in the charity market, offset by a decrease in Class II and other gaming revenues.

Gaming Revenue – Class II

•	Class II gaming revenues decreased by $852,000, or 3%, from $29.0 million in the three months ended June 30, 2004, to $28.2 million in the three months ended June 30, 2005, due primarily to a decrease in the installed base of Legacy player terminals.

•	Reel Time Bingo revenues were $27.3 million for the quarter ended June 30, 2005, compared to $27.2 million in the quarter ended June 30, 2004. This slight increase in revenues resulted from a greater average installed base of player terminals, a portion of which were attributable to conversions from TILG, and was partially offset by the lower average hold per day experienced on the Reel Time Bingo network.

Gaming Revenue – Charity

•	Charity gaming revenues increased 54%, to $4.6 million for the June 2005 quarter, compared to $3.0 million for the same quarter of 2004. The increase relates to the greater number of player terminals installed in the three months ended June 30, 2005, compared to the same period in 2004.

•	As of June 30, 2005, we had an installed player terminal base of 2,628 units in the charity market, compared to 1,479 units in the prior year. The increase primarily relates to placements in Alabama.

Gaming Revenue – All Other

•	Class III rental and back-office fees increased 27%, to $1.5 million in the three months ended June 30, 2005, from $1.2 million during the same period of 2004.

•	Other recurring gaming revenue generated from TILG, and to a lesser degree, from the central determinant system for the New York Lottery, decreased to $565,000 for the quarter ended June 30, 2005, compared to $2.2 million in same quarter of 2004. The decrease relates to the fiscal 2005 second-quarter conversion of TILG POSTs to Reel Time Bingo.

•	We began generating revenues from the central determinant system for the New York Lottery in January 2004. Currently, five of the eight planned “racinos” are operating, with approximately 5,600 total POSTs. To date, we have realized substantially less revenue than anticipated from our New York Lottery operations, in significant part due to delays in the opening of planned “racino” operations at several racetracks. We are nevertheless required to incur ongoing expenses associated with development and maintenance of the New York video lottery system, and we do not currently expect to have profitable operations there at least through 2005. Delays in the anticipated development of the New York video lottery system and other emerging market opportunities may continue to adversely impact our revenue and operating results.

Player Terminal and License Sale and Lease Revenue

•	Player terminal and license sale and lease revenue increased to $957,000, from $805,000 in the same period of 2004. During the quarter ended June 30, 2005, eight video lottery terminals were sold, compared to 30 sold in the same quarter of fiscal 2004, resulting in $124,000 in player terminal revenue. In the third quarter of fiscal 2005, player terminal revenue of $281,000 was recognized ratably, based on the contract term. The release of a new type of game theme in the current quarter resulted in an increase in license sales, from $488,000 in the quarter ended June 30, 2004, to $552,000 in the quarter ended June 30, 2005.

Other revenue, which consisted primarily of service and maintenance fees, decreased 23%, to $565,000 for the three months ended June 30, 2005, from $740,000 in the same period of 2004. The decrease is due to the rental of temporary facilities during fiscal 2004, which have since been discontinued.

Cost of player terminal and licenses sold increased to $787,000 for the three months ended June 30, 2005, from $666,000 in the same period of 2004. The increase relates to increased sales of player terminals and ancillary equipment and licenses during the third quarter of 2005, compared to the same period in 2004.

Selling, general and administrative expenses increased to $14.1 million for the three months ended June 30, 2005, from $13.0 million in the same period of 2004. The increase continues to reflect higher salaries and wages and the related employee benefits and taxes, which increased approximately $2.3 million, due to the additional personnel hired to develop our gaming systems and content, and to monitor and develop proposals to address opportunities in both domestic and international markets. At June 30, 2005, we employed 451 full-time and part-time employees, compared to 414 at June 30, 2004. Consulting and contract labor decreased $368,000, due to decreased commissions in the California TILG market. Legal, professional and lobbying fees increased approximately $563,000, primarily as a result of increased legal and professional services related to our research of new products, entry into new markets and Sarbanes-Oxley consulting costs. Advertising and promotion expense decreased $408,000, due to the entrance into new markets early in fiscal 2004. Repairs and maintenance, transportation, and related cost decreased by $619,000, because installation costs related to large charity installations were included in the three months ended June 30, 2004. Bad debt expense decreased $394,000, as certain accounts receivable, previously reserved for, were recovered.

Depreciation expense increased 48%, to $13.4 million for the three months ended June 30, 2005, from $9.1 million in 2004, primarily as a result of a 10.7% increase in the installed base of terminals under participation arrangements. Amortization expense increased to $1.2 million for the quarter ended June 2005, compared to $706,000 for the same quarter of 2004. The majority of the increase was related to amortization of license agreements for gaming content and internally developed software.

Interest income increased to $608,000 for the three months ended June 30, 2005, from $178,000 in the same period of 2004, due to the higher balance of notes receivable bearing variable interest rates.

Interest expense increased 57%, to $675,000 for the third fiscal quarter of 2005, from $429,000 for the same quarter of fiscal 2004, due primarily to an increase in amounts outstanding under our Credit Facility. As we continue to fund our capital commitments pursuant to our development agreements and otherwise, we will likely be required to borrow more money under our Credit Facility. As a result, our interest expense will likely continue to increase in the future.

Income tax expense decreased to $3.0 million for the three months ended June 30, 2005, from $3.5 million in the same period of 2004. These figures represent effective tax rates of 40.2% and 26.0% for the three months ended June 30, 2005 and 2004, respectively. Income tax expense for the June 30, 2004 quarter includes a benefit of approximately $1.7 million, relating to an over-accrual from prior years’ state and federal income tax provision, which resulted in a lower-than-expected effective rate. The higher-than-expected effective rate in the June 30, 2005 quarter was the result of higher-than-normal non-deductible lobbying expenses.

Nine Months Ended June 30, 2005, Compared to Nine Months Ended June 30, 2004

Total revenues for the nine months ended June 30, 2005 were $116.4 million, compared to $111.0 million for the same period in fiscal 2004, a 5% increase. The increase in revenues primarily resulted from an increase in the installed base of player terminals in the charity market. This increase was offset by a decrease in player terminal and license sale and lease revenue, as the nine months ended June 30, 2004 results benefited from the sale of 487 player terminals, compared to the sale of 51 player terminals in the same period of 2005.

Gaming Revenue – Class II

•	Class II gaming revenues decreased by $2.4 million, or 3%, from $89.5 million in the nine months ended June 30, 2004, to $87.1 million in the nine months ended June 30, 2005, due primarily to a decrease in the average installed base of Legacy player terminals.

•	New Generation system revenues, which include Reel Time Bingo and MegaNanza games, were $83.7 million for the nine months ended June 30, 2005, compared to $83.3 million in the same period of fiscal 2004. This increase was related to the greater average installed base of player terminals and was partially offset by the lower average hold per day.

Gaming Revenue – Charity

•	Charity gaming revenues increased $9.2 million to $14.7 million for the nine months ended June 30, 2005, compared to $5.5 million for the same period of 2004. The increase relates to the greater number of player terminals installed in the nine months ended June 30, 2005 when compared to the same period of 2004.

Gaming Revenue – All Other

•	Class III rental and back-office fees increased 11% to $4.2 million, in the nine months ended June 30, 2005, from $3.8 million during the same period of 2004.

•	Other recurring gaming revenue generated from TILG, and to a lesser degree, from the central determinant system for the New York Lottery, increased to $5.2 million for the nine months ended June 30, 2005, compared to $3.5 million in same period of 2004. The increase relates to our launch of TILG and the New York lottery system late in the first quarter of fiscal 2004. During the second quarter of 2005, TILG POSTs were converted to Reel Time Bingo.

•	We began generating revenues from the central determinant system for the New York Lottery in January 2004. Currently, five of the eight planned “racinos” are operating, with approximately 5,600 total

POSTs. To date, we have realized substantially less revenue than anticipated from our New York Lottery operations, in significant part due to delays in the opening of planned “racino” operations at several racetracks. We are nevertheless required to incur ongoing expenses associated with development and maintenance of the New York video lottery system, and we do not currently expect to have profitable operations there at least through 2005. Delays in the anticipated development of the New York video lottery system and other emerging market opportunities may continue to adversely impact our revenue and operating results.

Player Terminal and License Sale and Lease Revenue

•	Player terminal and license sale and lease revenue decreased to $2.8 million, from $7.2 million in the same period of 2004. During the nine months ended June 30, 2005, 51 video lottery terminals were sold, compared to 487 in the same period of fiscal 2004, resulting in $494,000 and $4.8 million, respectively, in player terminal revenue. Player terminal revenue of $844,000 was recognized ratably in the nine months ended June 30, 2005, based on the contract term. The fewer number of video lottery terminals sold in the current period resulted in a decrease in license sales from $1.9 million to $1.4 million in the nine months ended June 30, 2005.

Other revenue, which consisted primarily of service and maintenance fees, remained relatively constant at $1.6 million. The slight increase was due to the greater number of player terminals in service, and service contract income related to video lottery terminals in the Sate of Washington.

Cost of player terminal and licenses sold decreased to $2.6 million for the nine months ended June 30, 2005, from $4.2 million in the same period of 2004. The decrease relates to reduced sales of player terminals and ancillary equipment and licenses during the third quarter of 2005, compared to the same period in 2004.

Selling, general and administrative expenses increased 11%, to $46.5 million for the nine months ended June 30, 2005, from $41.8 million in the same period of 2004. The increase continues to reflect higher salaries and wages and the related employee benefits and taxes, which increased approximately $3.1 million, due to the additional personnel hired to develop our gaming systems and content, and to monitor and develop proposals to address opportunities in both domestic and international markets. At June 30, 2005, we employed 451 full-time and part-time employees, compared to 414 at June 30, 2004. The decreased number of player terminal installations decreased repairs and maintenance, and transportation and related costs by $372,000. Consulting and contract labor increased $1.1 million, due to commissions and the large first-quarter deployment of player terminals in the California TILG market. Legal, professional and lobbying fees increased approximately $1.7 million, primarily as a result of increased legal and professional services related to our research of new products, entry into new markets and Sarbanes-Oxley consulting costs. Advertising and promotion decreased $1.5 million, due to the entrance into new markets in early fiscal 2004. Bad debt expense decreased $209,000, as certain accounts receivable, previously reserved for, were recovered.

Depreciation expense increased 61%, to $39.5 million for the nine months ended June 30, 2005, from $24.5 million in 2004, primarily as a result of a 10.7% increase in the installed base of terminals under participation arrangements. Amortization expense increased to $3.1 million for the quarter ended June 2005, compared to $1.7 million for the same quarter of 2004. The majority of the increase was related to amortization of license agreements for gaming content and internally developed software.

Interest income increased 54%, to $1.4 million for the nine months ended June 30, 2005, from $906,000 in the same period of 2004, due to the higher balance of notes receivable bearing variable interest rates.

Interest expense increased 77%, to $1.9 million for the nine months ended June 30, 2005, from $1.1 million for the same quarter of fiscal 2004, due primarily to an increase in amounts outstanding under our Credit Facility. As we continue to fund our capital commitments pursuant to our development agreements and otherwise, we will likely be required to borrow more money under our Credit Facility. As a result, our interest expense will likely continue to increase in the future.

Income tax expense decreased to $9.3 million for the nine months ended June 30, 2005, from $13.0 million in the same period of 2004. These figures represent effective tax rates of 38.7% and 33.7% for the nine months ended June 30, 2005 and 2004, respectively. Income tax expense for the nine months ended June 30, 2004, includes a benefit of approximately $1.7 million relating to an over-accrual from prior years’ state and federal income tax provision.

RECENT ACCOUNTING PRONOUNCEMENTS ISSUE

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 123 (revised 2004), “Share-Based Payment.” Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.

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

In March 2005, the FASB issued FASB Interpretation, or FIN, No. 47, “Accounting for Conditional Asset Retirement Obligations.” FIN No. 47 clarifies that the term “conditional asset retirement obligation” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation of an entity to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Such an obligation to perform the asset retirement activity is unconditional, even though uncertainty exists about the timing and/or method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN No. 47 is effective no later than the end of fiscal years ending after December 15, 2005. Retrospective application for interim financial information is permitted but is not required. We are currently assessing the effect adoption of FIN No. 47 will have on our overall results of operations and financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3,” which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles and also to changes required by an accounting pronouncement that does not contain specific transition provisions. SFAS NO. 154 carries forward without change the guidance contained in APB Opinion No. 20, Accounting Changes, for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will be adopting SFAS No. 154, effective January 1, 2006. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements.

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

Revenue Recognition. Revenues from the sale of player terminals, player terminal licenses and license of gaming systems are generally accounted for under Staff Accounting Bulletin 104, “Revenue Recognition,” or SAB 104, “Statement of Position 97-2 “Software Revenue Recognition,” or SOP 97-2, or Emerging Issues Task Force, or EITF, Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21. In accordance with the provisions of SAB 104, SOP 97-2 and EITF 00-21, sales that are considered to contain “multiple deliverables” are bifurcated into accounting units based on their relative fair market value, provided each component is not essential to the function of the other. Revenue from these separate accounting units is then recognized when: a) persuasive evidence of an arrangement exists and the sales price is fixed and determinable; b) delivery has occurred and services have been rendered; and

c) collectibility is reasonably assured. If vendor-specific objective evidence of fair value does not exist, the revenue is deferred until such time that all elements have been delivered or services have been performed. If any element is determined to be essential to the function of the other, revenues are generally recognized utilizing the subscription method of accounting over the term of the services that are rendered.

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

Development Agreements. We enter into development agreements to provide financing for new tribal gaming facilities, or for the expansion of existing facilities. In return, the customer commits to a fixed number of player terminal placements in the facility, and we receive a fixed percentage of those player terminals’ hold per day over the term of the agreement. Certain of the agreements contain performance standards for our player terminals that could allow the facility to reduce a portion of our player terminals. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the hold to be used for repayment of some or all of the advances. Amounts advanced in excess of those reimbursed by the customer for real property and land improvements are allocated to intangible assets and amortized over the life of the contract. Amounts related to personal property owned by us and located at the tribal gaming facility are carried in our property and equipment, and depreciated over the estimated useful life of the related asset or the contract life, whichever is shorter.

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

At June 30, 2005 and September 30, 2004, our allowance for doubtful trade accounts and notes receivable was $204,000 and $608,000 respectively.

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

At June 30, 2005 and September 30, 2004, our net deferred tax liability totaled $5.9 million and $11.3 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, we had unrestricted cash and cash equivalents of $5.9 million, compared to $4.8 million at September 30, 2004. At June 30, 2005, we had a working capital deficit of $12.2 million, compared to working capital of $249,000 at September 30, 2004. The working deficit as of June 30, 2005, was the result of our repurchases of treasury stock and our continued investment in development agreements. During the nine months ended June 30, 2005, we used $9.7 million to purchase treasury stock and advanced $27.9 million, net of amounts reimbursed, under development agreements.

As of June 30, 2005, our total contractual cash obligations were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Revolving line of credit	$—	$20,970	$—	$—	$20,970
Long-term debt, excluding interest (1)	10,619	6,360	1,069	—	18,048
Capital leases(2)	4,364	1,908	—	—	6,272
Operating leases(3)	1,527	2,787	2,914	123	7,351
Purchase commitments(4)	7,292	—	—	—	7,292
Payments due under employment agreement(5)	250	500	500	2,146	3,396
Gaming facility joint development agreements(6)	46,172	—	—	—	46,172

Total	$70,224	$32,525	$4,483	$2,269	$109,501

(1)	Consists of various three-to five-year loans for the purchase of automobiles and property and equipment at an overall average annual interest rate of 6.60%, a five-year loan related to financing our corporate aircraft at an annual interest rate of LIBOR plus 2.75%, and amounts borrowed under our Credit Facility at an annual interest rate of Prime plus 1.25%.
(2)	Consists of various three-year capital leases for property and equipment at an overall average annual interest rate of 7.52%.
(3)	Consists of operating leases for our facilities and office equipment that expire at various times through 2010.
(4)	Consists of commitments to purchase third-party licenses and player terminals.
(5)	Represents the expected future payments due, based on life expectancy tables, to Gordon Graves for his noncompete agreement entered into under his Employment Agreement.
(6)	Represents commitments for payments toward development and construction and/or expansion of tribal gaming facilities. For purposes of this table, cash obligations under development agreements are considered payable over the next twelve months, although the actual timing of the payments may extend beyond twelve months, depending on the number and schedule of development projects ongoing at any given time.

During the nine months ended June 30, 2005, we generated $58.3 million in cash from our operations, compared to $54.9 million during the same period of 2004. This $3.4 million increase in cash generated from operations over the prior period was primarily the result of the payment timing related to accounts payable, as well as the timing of accounts and notes receivable collections. Additionally, during the nine months ended June 30, 2005, we invested $6.0 million of cash generated from operations on the implementation of the video lottery system in Israel.

Cash used in investing activities increased to $72.4 million in the nine months ended June 30, 2005, from $71.8 million in the same period of 2004. The increase was primarily the result of a $28.7 million increase in net amounts advanced under development agreements, and was partially offset by a $22.8 million decrease in acquisitions of property and equipment. During the nine months ended June 30, 2005, additions to property and equipment consisted of:

	Cash Capital Expenses	Financed Capital Expenses	Total Additions to P&E
Player terminal and gaming equipment	$21,431	$575	$22,006
Licenses	9,148	—	9,148
Tribal gaming facilities and portable buildings	5,103	—	5,103
Vehicles	7	445	452
Other	820	—	820

Total	$36,509	$1,020	$37,529

Cash provided by financing activities for the nine months ended June 30, 2005 was $15.3 million, compared to $20.3 million in the same period of 2004. For the nine months ended June 30, 2005, we received $10.0 million from the proceeds of long-term debt, compared to $7.7 million in the same period of fiscal 2004. During the nine months ended June 30, 2005, we drew a net $21.0 million under our revolving and reducing revolving lines of credit. Additionally, during the nine months ended June 30, 2005, we repurchased 1,089,991 shares of treasury stock for a total cash consideration of $9.7 million, and we expect to continue repurchasing shares during the remainder of fiscal 2005, as discussed under Stock Repurchase Authorizations.

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

To date, we have entered into development agreements with our customers to provide up to $138.2 million towards the construction of tribal gaming facilities. The development agreements typically require that some or all of the construction advances be repaid to us. As of June 30, 2005, we had advanced a total of $92.0 million under such agreements, and expect to advance the remaining $46.2 million over the next twelve months.

At June 30, 2005, our debt structure consisted of a Credit Facility, which provided us with a $20.0 million term loan facility, or the Term Loan, a $15.0 million revolving line of credit, and a $35 million reducing revolver line of credit. As of June 30, 2005, we had drawn $20.2 million under the Term Loan and had $21.0 million outstanding under the revolving and reducing revolving lines of credit. The Credit Facility contains customary financial and operational covenants, and is collateralized by substantially all our assets. We were in compliance with these covenants as of June 30, 2005.

We believe that our existing cash and cash equivalents, cash provided from our operations, and amounts available under our Credit Facility can sustain our current operations, which will include a portion of the financing required from us in connection with our development agreements, depending upon the timing and mix of those projects. However, our performance and financial results are, to a certain extent, subject to general conditions in or affecting the Native American gaming industry, and to general economic, political, financial, competitive and regulatory factors beyond our control. If our business does not continue to generate cash flow at current levels, or if the level of funding required in connection with our joint development agreements is greater or proceeds at a pace faster than anticipated, we may need to raise additional financing. In order to meet these potential additional capital requirements, we recently negotiated a $35 million increase in the available credit under our existing credit facility. However, this additional credit from our current lender may not be sufficient. Other sources of such additional financing might include additional bank debt or the public or private sale of equity or debt securities. However, sufficient funds may not be available, on terms acceptable to us or at all, from these sources or any others to enable us to make necessary capital expenditures and to make discretionary investments in the future.

Stock Repurchase Authorizations

Our Board of Directors authorized us to repurchase 900,000 shares of our common stock, effective April 2000, an additional 3,000,000 shares of our common stock, effective September 2001, and an additional 748,690 shares of our common stock, effective July 2004. The timing and total number of shares repurchased will depend upon prevailing market conditions and other investment opportunities. At June 30, 2005, there were approximately 1.2 million shares authorized for repurchase.

During fiscal 2004, we repurchased 237,500 shares of our common stock with cash, at an average cost of $16.09. During the nine months ended June 30, 2005, 1,089,991 shares were repurchased at an average cost of $8.85.

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

At June 30, 2005, we had approximately 5.7 million options outstanding, with exercise prices ranging from $1.00 to $21.53 per share. At June 30, 2005, approximately 3.6 million of the outstanding options were exercisable.

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

Native American gaming activities involving our games and systems are also subject to regulation by state and local authorities, to the extent such gaming activities constitute, or are perceived to constitute, Class III gaming. Class III gaming is illegal in most states unless conducted by a tribe pursuant to a compact between a tribe and the state in which the tribe is located. The Class III video lottery systems we offer, such as the systems and POSTs operating in Washington State, are subject to regulation by authorities in that state and to the terms of the compacts between the tribes offering such games and the State of Washington. Gaming activities under the new tribal-state compact in Oklahoma will be subject to the terms of the compact between such tribes and the State of Oklahoma. Regulatory interpretations and enforcement actions by state regulators could have significant and immediate adverse impacts on our business and operating results.

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

The NIGC has recently determined that the Players Club / Players Account card system, employed by Native American gaming operations that use the gaming system that we developed, is an “account access card” system as defined in the NIGC’s Minimum Internal Control Standards regulation, thereby triggering certain recordkeeping requirements. An “account access card” is defined as “an instrument to access customer accounts for wagering at a gaming machine. Account access cards are used in connection with a computerized database.”

On July 8, 2005, the NIGC issued a Warning Notice to a tribe for, among other things, a violation of the recordkeeping requirements applicable to account access cards. According to the Proposed Notice of Violation, the cashiers were not obtaining signatures from the customers on our receipts when cashing out. The NIGC is also of the opinion that the Bank Secrecy Act recordkeeping requirements apply to account access cards.

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

The manner in which certain of our Native American customers acquired land in trust after 1988, and have used such land for gaming purposes, may affect the legality of those gaming facilities. The Inspector General for the Department of the Interior recently testified before a Senate committee that his office was in the process of completing an inquiry into techniques used by certain tribes of acquiring land in trust for non-gaming purposes but subsequently opening a gaming facility on such trust land. Recently, the Acting General Counsel for the NIGC testified before the Senate Indian Affairs Committee that, as a result of the Inspector General’s inquiry, the NIGC was conducting its own investigation into the practice of certain tribes conducting gaming on land originally acquired in trust for non-gaming purposes. Unless the land qualifies under one of the exceptions contained in the IGRA, thereby authorizing gaming to be conducted on such land, it could lose its “Indian lands” status under IGRA.

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

Beginning in January 2004, we began the first operation of our central determinant system for the video lottery terminal network that the New York Lottery operates at licensed New York State “racino” racetracks. As payment for providing and maintaining the central determinant system, we receive a small portion of the network-wide hold per day. To date, we have realized substantially less revenue than anticipated from our New York Lottery operations, in significant part due to delays in the opening of planned “racino” operations at several racetracks. We are nevertheless required to incur ongoing expenses associated with development and maintenance of the New York video lottery system, and we do not currently expect to have profitable operations there at least through 2005. Delays in the anticipated development of the New York video lottery system and other emerging market opportunities may continue to adversely affect our revenue and operating results.

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

For the nine months ended June 30, 2005, approximately 56% of our gaming revenues were from Native American tribes located in Oklahoma, and approximately 36% of our gaming revenues were from one tribe in that state. The significant concentration of our customers in Oklahoma means that local economic changes may adversely affect our customers, and therefore our business, disproportionately to changes in national economic conditions, including more sudden adverse economic declines or slower economic recovery from prior declines. The loss of any of our Oklahoma tribes as customers would have a material and adverse effect upon our financial condition and results of operations. In addition, the recent legislation allowing tribal-state compacts in Oklahoma could result in increased competition from other vendors, who we believe have avoided entry into the Class II market due to its uncertain and ambiguous legal environment. The new legislation allows for other types of gaming, both at tribal gaming facilities and at Oklahoma racetracks. The loss of significant market share to these new gaming opportunities or our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.

As states enter into compacts with our existing Native American customers to allow Class III gaming, our results of operations could be materially harmed.

As our Class II tribal customers enter into such compacts with the states in which they operate, allowing the tribes to offer Class III games, we believe the number of our game machine placements in those customers’ facilities could decline significantly, and our operating results could be materially adversely affected. As our tribal customers transition to gaming under compacts with the state, we believe there will be significant uncertainty in the market for our games that will make our business more difficult to manage or predict.

In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. This legislation was subject to approval in a statewide referendum, which was subsequently obtained in the November 2004 elections. The Oklahoma gaming legislation allows the tribes to sign a compact with the State of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic “bonanza-style” bingo games, electronic “amusement” games and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma will be allowed to operate a limited number of instant and “bonanza-style” bingo games and electronic “amusement” games. On March 30, 2005, our “bonanza-style” bingo games became the first such games played in the state. As of June 30, we had placed more than 900 player terminals, to be operated under the compact, at ten facilities; approximately 750 were “bonanza-style” games, and the remainder were “amusement” games, including re-spin and poker titles. All vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the State of Oklahoma. Pursuant to the compacts, vendors placing games at tribal facilities will have to be licensed by each tribe. All electronic games placed under the compact will have to be certified by independent testing laboratories to meet technical specifications. These were published by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities in the first calendar quarter of 2005.

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

The new legislation requires Oklahoma tribes to develop their own vendor licensing procedures. Some of our Oklahoma tribal customers have developed these procedures, and others are in the process of defining the procedures. For that reason, deployment of games to be operated under a compact in Oklahoma is proceeding at an erratic pace and will continue to do so for many months. Moreover, tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within the tribe. Changes in tribal leadership or tribal political pressure can affect our relationships with our customers. As a result of these and other considerations, it remains difficult to forecast the short-term impact on our business from the recent Oklahoma gaming legislation.

We believe the establishment of state compacts depends on a number of political, social, and economic factors which are inherently difficult to ascertain. Accordingly, although we attempt to closely monitor state legislative developments that could affect our business, we may not be able to timely predict when or if a compact could be entered into by one or more of our tribal customers.

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

We enter into development agreements to jointly develop and provide financing to construct and/or remodel tribal gaming facilities, primarily in the state of Oklahoma. Under our development agreements, we secure a long-term revenue share percentage and a fixed number of player terminal placements in the facility in exchange for development and construction funding. Certain of the agreements contain performance standards for our player terminals that could allow the facility to reduce a portion of our player terminals. In connection with these advances, we could face liquidity pressure or a complete loss of our investment if a tribe does not timely pay any amounts owed to us from such funding. In addition, future NIGC decisions could affect our ability to place our games with these tribes. See “Certain Risk Factors – Enforcement of remedies or contracts against Native American tribes could be difficult.” In addition, the NIGC has expressed its view that our development agreements violate the requirements of IGRA and tribal gaming regulations, which state that the Native American tribes must hold the “sole proprietary interest” in the tribes’ gaming operations, which presents additional risks for our business. See “Certain Risk Factors – Changes in regulation or regulatory interpretations could require us to modify the terms of our contracts with customers.”

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

Our development efforts or financing activities may result in unforeseen operating difficulties, financial risks or required expenditures that could adversely affect our liquidity. It may also divert the time and attention of our management that would otherwise be available for ongoing development of our business. As a result of providing financing or development services to our customers, we may incur liquidity pressure and we may not realize a satisfactory return, if any, on our investment, and we could lose some or all of our investment.

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

We also rely on the technology of third-party vendors, such as telecommunication providers, to operate our nationwide broadband telecommunications network. A serious or sustained disruption of the provision of these services could result in some of our player terminals being non-operational for the duration of the disruption, which would adversely affect our ability to generate revenue from those player terminals.

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

The NIGC has recently determined that the Players Club / Players Account card system, employed by Native American gaming operations that use the gaming system we developed, is an “account access card” system as defined in the NIGC’s Minimum Internal Control Standards regulation, thereby triggering certain recordkeeping requirements. An “account access card” is defined as “an instrument to access customer accounts for wagering at a gaming machine. Account access cards are used in connection with a computerized database.”

On July 8, 2004, the NIGC issued a Warning Notice of Violation to a tribe for, among other things, a violation of the recordkeeping requirements applicable to account access cards. According to the Proposed Notice of Violation, the cashiers were not obtaining signatures from the customers on our receipts when cashing out. The NIGC is also of the opinion that the Bank Secrecy Act recordkeeping requirements apply to account access cards.

We have been working with our legal counsel and tribal customers, exploring ways to modify the Players Club card system to eliminate the “account” aspect of the system, so that the card system operates like script or a bearer instrument.

Except as described below, the NIGC has considered the provisions of the agreements under which we provide our Class II games, equipment and services to our Native American customers, and has determined that these agreements are “service agreements” and are not “management contracts.” Management contracts are subject to additional regulatory requirements and oversight, including preapproval by the NIGC that could result in delays in providing our products and services to customers, as well as diverting customers to our competitors.

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

Sovereign Immunity; Applicable Courts.Native American tribes generally enjoy sovereign immunity from suit similar to that of individual states and the United States. In order to sue a Native American tribe (or an agency or instrumentality of a Native American tribe), the tribe must have effectively waived its sovereign immunity with respect to the matter in dispute.

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

Certain of our contracts with our Native American customers relating to our Legacy system games provide that our customers receive, on a daily basis, an agreed percentage of gross gaming revenues based upon an assumed level of prize payouts, rather than the actual level of prize payouts. This can result in our paying our customers amounts greater than our customers’ percentage share of the actual hold per day. In addition, because the prizes awarded in our games are based upon assumptions as to the number of players in each game and statistical assumptions as to the frequency of winners, we may experience on any day, or over short periods of time, a “game deficit,” where the aggregate amount of prizes paid exceeds aggregate game revenues. If we have to make any excess payments to customers, or experience a game deficit over any statistically relevant period of time, we are contractually entitled to adjust the rates of prize payout to end users in order to recover any deficit. In the future, we may miscalculate our statistical assumptions, or for other reasons, we may experience abnormally high rates of jackpot prize wins, which could materially and adversely affect our cash flow on a temporary or long-term basis, and which could materially and adversely affect our earnings and financial condition.

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

Adverse weather conditions, particularly flooding, tornadoes, heavy snowfall and other extreme weather conditions often deter our end users from traveling or make it difficult for them to frequent the sites where our games are installed. If any of those sites were to experience prolonged adverse weather conditions, or if the sites in Oklahoma where a significant number of our games are installed were to simultaneously experience adverse weather conditions, our results of operations and financial condition would be materially adversely affected.

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

In June 2003, we entered into a Credit Facility to provide us with additional liquidity to meet our short-term financing needs, as further described under “PART I – Item 1. Financial Statements – Significant Accounting Policies – Credit Facility, Long-Term Debt and Capital Leases.” Pursuant to the Credit Facility, we may borrow up to a total of $70 million under a $20 million Term Loan, a $15 million revolving line of credit, and a $35 million reducing revolving line of credit. The entire Credit Facility bears an adjustable interest rate of Prime plus 1.25%.

In connection with the joint development agreements we enter into with many of our Native American tribal customers, we are required to advance funds to the tribes for the construction and development of tribal gaming facilities, some of which are required to be repaid. It is anticipated that some of these receivables will have fixed interest rates.

As a result of our adjustable-interest-rate notes payable and fixed-interest-rate notes receivable described above, we are subject to market risk with respect to interest rate fluctuations. Any material increase in prevailing interest rates could cause us to incur significantly higher interest expense without a corresponding increase in interest income.

We estimate that a hypothetical increase of 100 basis points in interest rates would increase our interest expense by approximately $368,000 per annum, based on our variable debt outstanding of $36.6 million as of June 30, 2005. We do not currently manage this exposure with derivative financial instruments.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Summary of Stock Repurchases

(Unaudited)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
April 1, 2005 to April 30, 2005	277,205	$7.51	277,205	1,544,509
May 1, 2005 to May 31, 2005	263,500	9.49	263,500	1,281,009
June 1, 2005 to June 30, 2005	108,500	$10.89	108,500	1,172,509

Total	649,205	$8.88	649,205

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

Date: August 9, 2005	Multimedia Games, Inc.

	By:	/s/ Craig S. Nouis†
Craig S. Nouis
Chief Financial Officer

†	Mr. Nouis is signing as an authorized officer and as our Principal Financial Officer and Chief Accounting Officer.

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION
3.1	Amended and Restated Articles of Incorporation	(1)

3.2	Amendment to Articles of Incorporation	(10)

3.3	Amended and Restated Bylaws	(2)

10.1	Form of Integrated Gaming Services Agreement	(3)

10.2	1994 Employee Stock Option Plan	(3)

10.3	1994 Director Stock Option Plan	(3)

10.4	1996 Stock Incentive Plan, as amended	(4)

10.5	President’s Plan	(5)

10.6	1998 Senior Executive Stock Option Plan	(5)

10.7	2000 Stock Option Plan	(5)

10.8	2001 Stock Option Plan	(6)

10.9	Stockholder Rights Plan	(7)

10.10	2002 Stock Option Plan	(8)

10.11	Employment Agreement executed March 26, 2003 between the Company and Gordon Graves	(8)

10.12	2003 Outside Directors’ Stock Option Plan	(9)

10.13	Loan and Security Agreement between the Company and Comerica Bank	(10)

10.14	First Amendment to Loan and Security Agreement between the Company and Comerica Bank	(10)

10.15	Sixth Amendment to Loan and Security Agreement between the Company and Comerica Bank	(* )

10.16	Employment Agreement executed September 9, 2004 between the Company and Clifton Lind	(11)

10.17	Form of Indemnity Agreement entered between the Company and each of the members of the Company’s Board of Directors	(11)

10.18	Ad Hoc Option Plan	(12)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(* )

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(* )

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes Oxley Act of 2002	(* )

(1)	Incorporated by reference to our Form 10-QSB filed with the Commission for the quarter ended March 31, 1997.
(2)	Incorporated by reference to our Form 10-K filed with the Commission for the fiscal year ended September 30, 2003.
(3)	Incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1994.
(4)	Incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1996.
(5)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on December 1, 2000.
(6)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on October 18, 2002 (File No. 333 - 100611).
(7)	Incorporated by reference to our Registration Statement on Form 8-A, filed with the Commission on October 15, 1998.
(8)	Incorporated by reference to our Form 10-Q filed with the Commission for the quarter ended March 31, 2003.
(9)	Incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed with the Commission on January 6, 2004.
(10)	Incorporated by reference to our Form 10-Q filed with the Commission for the quarter ended December 31, 2003.
(11)	Incorporated by reference to our Form 10-K filed with the Commission for the fiscal year ended September 30, 2004.
(12)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on October 18, 2002 (File No. 333 - 100612).
(*)	Filed herewith.