Form 10-K
period 2005-09-30
MULTIMEDIA GAMES INC
filed 2005-12-14
CIK 896400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2005

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

Common Stock, $0.01 par value

Preferred Share Purchase Rights

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of December 7, 2005 was approximately $229.7 million based upon the last sales price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of common stock held by officers and directors of the Registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of December 7, 2005, the Registrant had 27,015,126 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Registrant’s 2005 Annual Meeting of Shareholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

Document	Form 10-K Reference
Portions of the Definitive Proxy Statement for the	Items 10, 11, 12, 13 and 14 of Part III
Registrant’s 2005 Annual Meeting of Shareholders

This Annual Report on Form 10-K contains forward-looking statements reflecting our current forecast of certain aspects of our future. It is based on current information that we have assessed but which by its nature is dynamic and subject to rapid, and even abrupt changes. Forward-looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, customer and strategic relationships with third parties, our strategy, legal and regulatory uncertainties, including outcomes of pending or new litigation by the Department of Justice, the effects of such outcomes upon our business, changes in existing laws and regulations or in the interpretation of such laws and regulations, the effects of competition in the Class II market from games that we believe are non-Class II games, and the effects of uneven enforcement policies by the National Indian Gaming Commission in challenging such non-Class II games. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate,” or other words that convey the uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements, due to risks and uncertainties associated with our business. These risks are described throughout this Annual Report on Form 10-K, which you should read carefully. We particularly refer you to the section under the heading “Risk Factors” for an extended discussion of certain of the risks confronting our business. The forward-looking statements in this Annual Report on Form 10-K should be considered in the context of these risk factors.

PART I

ITEM 1. Business

General

We are a leading supplier of interactive systems, electronic games, and gaming terminals for the Native American gaming market, as well as for the growing racetrack casino, charity and commercial bingo, and video lottery markets. We design and develop networks, software and content that provide our customers with, among other things, comprehensive gaming systems delivered through a telecommunications network that links our gaming terminals with one another, both within and among gaming facilities. Our ongoing development and marketing efforts focus on Class II and Class III gaming systems and products for use by Native American tribes throughout the United States, or U.S., video lottery systems and other products for domestic and international lotteries, and products for charity and commercial bingo opportunities.

The gaming industry is highly regulated and we may be affected by expected and/or unforeseen changes in dynamic political, regulatory, socioeconomic, competitive and technological environments.

We specialize in server-based gaming systems commonly known as central determinant systems. We provide these systems for use by Native American gaming operators in both Class II and Class III facilities, to operators of charity gaming facilities, and for use in domestic and international lottery jurisdictions. We also provide gaming terminals for central-determinant video lottery systems, and for bingo systems.

We provide proprietary content that has been designed and developed by us for our gaming systems. We also market game themes we have licensed from others.

We market gaming support products such as back-office systems, player tracking systems, slot accounting systems, slot management systems, and slot monitoring systems to gaming operators, and to domestic and international lotteries. In addition, we market certain proprietary and nonproprietary hardware products that are used in conjunction with our systems.

Our gaming systems typically operate across proprietary local-area and wide-area broadband networks. We provide linked interactive Class II gaming to our tribal customers via nationwide, broadband telecommunications network. Gaming terminals in the Class II market are typically interconnected within a gaming facility and to other facilities via fiber optic and telephonic networks, thereby enabling players to simultaneously participate in the same game and to compete against one another to win pooled prizes. In the charity bingo market, gaming terminals are typically only interconnected within the gaming facility where the terminals are located.

Our gaming systems are typically provided to customers under revenue-sharing arrangements, although sales models are common in some markets. For example, in the Native American Class III market in Washington State, gaming terminals and other products are typically sold for an up-front purchase price. Historically, we have focused our development and marketing efforts on Class II gaming systems for use by Native American tribes throughout the U.S., and Class III gaming systems for use by Native American tribes under compact with the states of Washington and Oklahoma. We have recently focused our marketing efforts on the emerging charity markets in the U.S., and on domestic and international video lottery markets.

We have recently installed our proprietary MGAMe system technology solution, which features a suite of tools that help operators manage their gaming facilities. The MGAMe system uses active player database management to analyze and optimize the effectiveness of slot floor placements, to manage marketing programs and to track and audit monetary transactions, thereby allowing the operator to configure the casino floor to optimize profitability. We now have components of the MGAMe system deployed in multiple gaming jurisdictions, including Native American Class II and Class III markets, the New York video lottery market, and the Alabama charity electronic bingo market.

Native American Gaming. Native American gaming is governed by the Indian Gaming Regulatory Act of 1988, or IGRA, which also established the National Indian Gaming Commission, or NIGC, and granted the NIGC regulatory powers over certain aspects of Native American gaming. IGRA classifies games that may be played on Native American lands into three categories, each of which is subject to different regulations, as follows:

•	Class I Gaming. Class I gaming includes traditional Native American social and ceremonial games. Class I gaming is regulated exclusively at the Native American tribal level.

•	Class II Gaming. Class II gaming includes bingo and, if played at the same location where bingo is offered, pull tabs and other games similar to bingo. Class II gaming is regulated by individual Native American tribes, with the NIGC having oversight of the tribal regulatory process. States that allow bingo and games similar to bingo to be conducted by any other entity or for any other purpose, such as bingo at charities or schools, may not regulate Class II gaming, and therefore receive no tax revenues from income the tribes derive from Class II gaming.

•	Class III Gaming. Class III gaming includes all other forms of gaming that are not included in either Class I or Class II, including slot machines and most table games. Class III gaming may be conducted only pursuant to contracts called “compacts,” that are negotiated between individual states and individual Native American tribes located within that state, and subsequently approved by the U.S. Bureau of Indian Affairs. The compacts typically include provisions entitling the state to receive revenues at mutually agreed rates from the income a tribe derives from Class III gaming activities.

We believe that all of our Class II games, electronic gaming terminals, and gaming systems are designed and operated to meet the requirements of Class II gaming as defined by IGRA, and that all of our Class III games and systems meet the requirements of the appropriate tribal/state compacts. For a more in-depth discussion of these regulations, see the section under the heading “Governmental Regulation.”

We currently offer our Class II customers two gaming systems, our Legacy system and our New Generation system. In our Class II gaming markets, we typically provide gaming equipment to our customers on a participation basis, and receive revenue based on a percentage of the hold per day generated by each gaming terminal. As of September 30, 2005, we had 9,650 Class II gaming terminals installed in 76 Native American gaming facilities in eight states.

In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. The Oklahoma gaming legislation allows the tribes to sign a compact with the State of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bingo games with predrawn numbers, or “bonanza-style” games, electronic skill games, or “amusement” games, and non-house-banked tournament card games. As of September 30, 2005, we had 1,076 games operating under the Oklahoma compact.

We offer intrafacility-linked Class III video lottery systems to Native American customers in Washington State. The majority of our Class III gaming equipment is sold for an up-front purchase price, and we also receive back-office fees based on a percentage of the hold per day generated by each terminal. In addition, we offer Class III gaming terminals under both rental and lease-purchase programs. As of September 30, 2005, our Class III gaming systems were located in 13 gaming facilities in Washington State.

In December 2003, we installed the first gaming terminals for our Tribal Instant Lottery Game, or TILG, in California. The new one-touch game was based on a simulated scratch-off lottery ticket, and employs our central determinant system technology. In January 2005, we converted all of the TILG games to a Class II gaming system.

Charity Gaming. We design, develop, and in some cases, may operate gaming systems for charity gaming enterprises. Charity bingo and other forms of charity gaming are operated by or for the benefit of nonprofit organizations, for charitable, educational and other lawful purposes. This and other forms of non-Native American gaming are not currently subject to a federal regulatory system such as the one created by IGRA to regulate Native American gaming. Regulation of charity gaming is vested with each individual state, and in some states, regulatory authority is delegated to county or municipal governmental units.

We provide linked interactive electronic bingo systems and gaming terminals to charitable bingo operations in Alabama. During January 2004, we began placing gaming terminals in Alabama, and as of September 30, 2005, we had 2,395 gaming terminals at three facilities.

Domestic and International Video Lottery Gaming. We designed and developed a central determinant system for the emerging state video lottery market. Our central determinant system includes all software, hardware and networks required to provide outcomes to, remotely manage, and to provide accounting reports for video lottery gaming conducted on gaming terminals at multiple locations. In January 2004, we began the first operation of our central determinant system for the video lottery network that the New York Lottery operates at licensed New York State racetrack casinos. Our central determinant system is able to interface with, provide outcomes to and manage gaming terminals provided by Alliance Gaming Inc., or Alliance, International Game Technology, or IGT, Sierra Design Group, or SDG, and Spielo Gaming International. As payment for providing and maintaining the central determinant system, we receive a small portion of the network-wide hold per day. We believe that we will be able to achieve future growth in the domestic and international video lottery market by leveraging our experience in the states of California, Washington and New York, our leadership in technologically advanced game and system design, and our ability to rapidly adapt game and system technology to satisfy emerging regulatory requirements.

We recently installed an Electronic Instant Lottery System, or EIL, for the Israel National Lottery. This gaming system, including central determinant system technology, management, test, monitoring, and accounting systems, on-site training, gaming themes, and delivery of an initial 500 EIL gaming terminals has been deployed at approximately 150 retail locations throughout Israel.

The following table sets forth our end-of-period installed gaming terminal base by quarter and by product line for each of the five most recent fiscal quarters:

Quarter Ended	Reel Time Bingo	Legacy	Total Class II Units	Oklahoma Compact Games (1)	Total Other Gaming Units (2)
9/30/2005	9,189	461	9,650	1,076	2,565
6/30/2005	9,157	558	9,715	938	2,628
3/31/2005	10,704	609	11,313	68	2,437
12/31/2004	9,857	705	10,562	—	5,617
9/30/2004	9,805	846	10,651	—	2,753

(1)	“Oklahoma Compact Games” represents installations of games pursuant to the approved gaming compact between Native American tribes, racetracks and the State of Oklahoma.
(2)	The reduction in “Total Other Gaming Units” beginning in the March 2005 quarter primarily reflects the January 2005 conversion of TILG terminals to Reel Time Bingo terminals.

Through the Investor Relations link on our website, www.multimediagames.com, we make available free of charge, as soon as reasonably practicable after such information has been filed with the SEC, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act. In addition to the information that is available on our website, you may read and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, which includes reports, proxy, and information statements, and other information regarding us and other issuers that file electronically with the SEC.

Multimedia Games, Inc. was incorporated in Texas on August 30, 1991. Unless the context otherwise requires, the terms “Company,” “MGAM,” “we,” “us,” and “our” include Multimedia Games, Inc., and its subsidiaries: MegaBingo, Inc., MGAM Systems, Inc., MGAM Services, LLC, and Innovative Sweepstakes Systems, Inc. Our executive offices are located at 206 Wild Basin Rd. Bldg. B, Fourth Floor, Austin, Texas, 78746, and our telephone number is (512) 334-7500.

Our Strategy

Our strategy is to leverage our position as a supplier of central determinant driven, online gaming systems and a provider of linked, interactive electronic gaming systems and content to place gaming systems and terminals in the rapidly evolving and growing Native American, charity, video lottery and other domestic and international gaming markets. By doing so, we will increase our revenues, diversify our revenue sources and expand the number of jurisdictions in which we conduct business. In addition, we plan to use our expertise and technology to develop new products and expand into other new markets for interactive gaming. Our strategies include the following:

Expand our installed base with new and existing customers, and enhance our customer relationships and market position through joint development efforts. We seek to use development agreements to continue expanding both our customer base and our installed base of gaming terminals. Pursuant to these agreements, we advance funds for the construction of new gaming facilities or for the expansion of existing facilities. These agreements provide for repayment of some or all of the amounts advanced. In return, we receive certain contractual commitments regarding the placement of gaming terminals at the gaming facility. To date, we have entered into development agreements to advance approximately $157.9 million. As of September 30, 2005, we had advanced a total of $106.9 million under such agreements, and expect to advance the remaining $51.0 million over the next twelve to twenty-four months.

Exploit the potential expansion of additional domestic video lottery jurisdictions. We currently provide video lottery technologies to Native American tribes in the state of Washington. There are also ongoing legislative initiatives in a number of other states that, if successful, would permit the play of video lottery games in new jurisdictions. For example, New York adopted legislation authorizing the placement of gaming terminals at nine racetracks located in New York State. In May 2002, the New York Lottery notified us that we had been selected as the winning vendor to provide the central operating system for its video lottery system; currently, five of the nine tracks are in operation. We believe we were selected over our competition primarily on the basis of our system’s technological attributes, as well as its flexibility and cost effectiveness. As a result, we anticipate that we will be able to achieve future growth in the video lottery market by leveraging our experience in the states of Washington, California and New York, our leadership in technologically advanced game and system design, and our ability to rapidly adapt our game and system technology to satisfy emerging regulatory requirements.

Continue expansion in the charity gaming market. There are ongoing legislative initiatives in a number of jurisdictions that, if successful, we believe would allow the use of our technology in charity gaming facilities in those jurisdictions. We currently supply systems and/or gaming terminals to charity operators in Alabama and Louisiana that are authorized to conduct bingo games on behalf of certain nonprofit organizations. As of September 30, 2005, we had installed a total of 2,565 gaming terminals in the charity gaming market. If similar legislative initiatives are successful in other markets, we believe we will be able to expand into new and evolving markets by building upon our existing gaming system and bingo gaming technology, infrastructure, product base and regulatory expertise.

Develop new products for emerging international markets for charity and commercial interactive, player-against-player gaming. Bingo or similar forms of player-against-player gaming is authorized in more than one hundred countries. In a number of these jurisdictions, government regulators and/or legislators are considering expanding the types and forms of authorized gaming. We plan to leverage our success as a system provider and operator of player-against-player gaming in Class II Native American and domestic charity gaming to enter these evolving international markets.

Develop new products for emerging interactive and conventional gaming markets for commercial and Native American Class III casinos. We plan to market a variety of new gaming platforms, new proprietary content, and new innovative gaming systems, as well as proprietary “stand-alone” gaming terminals to both the Native American Class III casino and the conventional casino markets.

Develop new system-based products for domestic and international operators and regulators of lotteries. As a result of gaming’s expansion, and as new forms of gaming are approved in new jurisdictions, regulators and governmental agencies are procuring new systems and tools to facilitate the control and/or monitoring of gaming operations. We plan to leverage our core systems, accounting, database, encrypted communication, interoperability, data center, network operation center and gaming system operations capabilities to develop proprietary products to facilitate the regulators’ performing their oversight responsibilities.

Our Competitive Strengths

We intend to execute our strategy by leveraging our competitive strengths, which include:

Years of experience and success as a proven operator of mission-critical, high-availability, large-scale transactional processing gaming systems. We have been operating central-determinant-driven systems, cashless payment systems, and player-against-player gaming systems since 1989. Utilizing data centers and network operation centers at multiple locations, we currently operate and/or support several different gaming systems that facilitate gaming operations at over a hundred different facilities. We believe that our long-term experience as an operator of various types of gaming systems is unmatched by any other service provider in the gaming industry, and plan to leverage this valuable experience to obtain new contracts to operate additional gaming systems in new jurisdictions.

Experience providing server-based central determinant games. Since our inception, we have focused on a type of gaming that has come to be known within the gaming industry as server-based central determinant gaming. Many industry-leading gaming companies have now recognized the power of this type of gaming system architecture, and we believe that we are a leader in this form of gaming system architecture.

Leadership in network-enabled gaming. We were one of the first gaming system operators to recognize the advantages of networked gaming and to embrace the use of both local-area networks and wide-area networks to enhance the entertainment value of the gaming experience. We currently operate the largest network of interfacility interactive central determinant gaming in North America. We believe that our experience in operating networked gaming will help us enter new markets in the future.

The technological flexibility of our gaming systems allows us to place gaming terminals in multiple geographic locations, add new locations to our network without disrupting play on the network, and to provide a satisfying entertainment and gaming experience to the end user.

Superior technology, products, systems and services. Our technology-driven approach to our business has yielded what we believe are the most flexible and innovative gaming systems in the North American gaming industry. The advanced architecture of our gaming systems enables us to regularly launch new games that we believe appeal to the entertainment and gaming preferences of our end users. Our standard product offerings also include richly featured back-office, cashless payment, player tracking, and accounting systems for both gaming systems and slot/ video lottery floor management systems. We believe that our investment in and focus on the use of emerging technologies will help us procure additional non-commodity-priced business in the future.

We continually upgrade our existing hardware, communication network infrastructure, and systems and application software to incorporate state-of-the-art architecture. We systematically upgrade the components contained in the gaming terminals located at our customers’ facilities so that the terminals can use our most up-to-date technology, and so we can enhance the gaming and entertainment experience of our end users by offering games that play at high speed and use the new technology to offer advanced graphics and sounds in all of the gaming markets that we serve.

Extensive and flexible content library. We currently offer our own proprietary game themes in our Class II, Class III and charity bingo libraries as well as game themes developed through third-party license agreements. Through these agreements, we have access to a significant number of additional game themes with proven acceptance in a variety of gaming jurisdictions, and which we may use in our Class II, Class III, charity bingo and certain other markets.

Our license agreements with WMS Gaming Inc., or WMS, Alliance, and Progressive Gaming International Corporation, or Progressive (formerly Mikohn Gaming Corporation), allow us to use some of their most popular game themes, which have player-tested acceptance in other gaming markets. These games are offered with a variety of pay tables, prize distributions and currency denominations.

Utilizing our advanced game development tools and our software-driven architecture, our team of game technology specialists can quickly and cost effectively adapt these game themes to the Class II, Class III, charity, video lottery and other gaming markets, and respond quickly to changing end-user preferences, as well as changes in the requirements of applicable regulatory agencies.

Advanced tools for the gaming operator. Our technology embraces the development of new tools to enable gaming operators to collect and mine data that will empower them to optimize their gaming facility earnings.

Ongoing revenue from existing installed base. We derive most of our revenues from participation arrangements with our customers, through which we receive a percentage of the hold per day generated by each of our gaming terminals. Therefore, our interests are closely aligned with the interests of our customers, since a substantial portion of our revenues is dependent on the revenues they generate.

Our Products and Services

Class II Games and Systems. We provide the Class II Native American gaming market with linked, interactive electronic games and related online systems and gaming terminals. These games, systems and gaming terminals include:

•	Flexible gaming systems that enable us to operate games efficiently and to regularly launch new game engines;

•	Flexible game engines that enable us to display the same underlying bingo game utilizing various game themes;

•	High-speed, interactive Class II bingo games and game themes we designed and developed that provide our end users with an entertaining gaming experience;

•	Gaming terminals linked via nationwide, broadband telecommunications network, thereby enabling us to rapidly build quorums and broaden participation in games run throughout the country, and monitor the performance of our network in real time;

•	Information services that allow our customers to monitor their gaming activities and to improve service to end users; and

•	Back-office, accounting and player tracking systems that help our customers optimize their earnings.

To take advantage of technological advances that increase the capability of our systems, improve the end-user experience, broaden participation in the games and thereby increase revenues, we regularly introduce new high-speed, interactive Class II bingo games.

In May 1996, we introduced our Legacy gaming system and its related family of game engines with the launch of MegaMania, the first online, interactive bingo game played on gaming terminals linked within a single facility; shortly thereafter, we began linking multiple facilities with one another via nationwide, broadband telecommunications network. When first introduced, a game of MegaMania took approximately two minutes to play. We used rotating shifts of teams of employees, working twenty-four hours per day, seven days a week, to manually draw bingo ball numbers from a bingo ball blower. The drawn numbers were then keyed into the network to appear simultaneously on multiple gaming terminals linked to the network and logged onto that game. Today, a game of MegaMania takes about one minute to play. In place of a bingo ball blower, we now use an electronic ball draw that randomly determines bingo numbers, which are instantly communicated over the network to gaming terminals. This new method has significantly increased the speed and reliability of the game, improved security, and significantly reduced overhead.

In January 2001, we introduced our New Generation gaming system and its related family of game engines with the launch of MegaNanza, a bonanza-style bingo game, where the bingo numbers are drawn before the bingo cards are purchased. We believe the faster pace facilitated by our New Generation gaming system enhances the entertainment and gaming experience of our end users, resulting in an overall increase in the number of end users playing our games.

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

We continually strive to improve the capabilities of our core gaming system. In November 2003, we introduced and began deploying our Gen4 gaming system, which enables us to operate games with complex bonus rounds, to operate real-time, interfacility progressives and to provide better interoperability between gaming systems. Furthermore, our Gen4 gaming system allows us to operate multiple gaming engines within a single facility. This will be especially beneficial in certain Oklahoma facilities where the operators have decided to continue offering

Class II games after they begin offering the new Class III games that are permitted under the tribal-state compact. In July 2005, we introduced and began deploying our Gen5 gaming system to our Class II customers. The Gen5 product features a more robust database for accounting, player tracking and database marketing, enhanced hardware and software redundancy, the ability to provide customers with currency accounting and player tracking support for third-party vendor games, and the ability to offer Class II and Class III games on a single integrated system.

We currently offer a variety of Class II gaming terminal models. Each Class II gaming terminal has a screen that always displays the bingo cards being played as well as a “flashboard” that displays bingo numbers that have been drawn. Depending upon the end user’s entertainment preference, an additional display can be selected that minimizes the size of the bingo card display and shows other graphics that can take many forms, including graphics that simulate spinning reels similar to slot machines or video lottery games. In addition to our proprietary titles, some of our gaming terminals also use displays adapted from game themes we license from WMS, Alliance, and Progressive. The screen also serves as a touch pad that allows end users to interactively communicate decisions that influence the play of the game. Such actions may include initiating play, dropping bingo cards from play, “daubing” or covering numbers drawn, claiming a prize or ending play. Gaming terminals vary according to height, width and depth (to accommodate, in part, the differing space needs of our customers’ facilities), screen size and other features affecting appearance and the visual appeal to end users.

Our Class II games are linked via nationwide, broadband telecommunications network, which provides several important benefits to us, our customers and our end users:

•	A large number of potential players are available to rapidly build quorums for individual games.

•	For certain game designs, larger numbers of end users can compete in a single game, which increases the size of the prize pool.

•	Class II gaming requires there to be more than one end user participating in a game. Our network enables end users to link with each other more quickly, thereby increasing the number of games played during a given period.

•	We are able to introduce technological enhancements via our network without the need for location-by-location down time, thereby avoiding lost revenues for our customers.

•	We are able to monitor network performance in real time, which allows us to quickly identify and respond to network problems and avoid significant down time.

•	With our ability to launch new games broadly over a large number of gaming terminals, the chance that any new game will become popular with end users is increased, since the frequency of prizes and its related effect upon the popularity of a game depends in part on the total number of end users participating in the same game.

In addition, our back-office system provides accounting, management and information services to our customers, who are able to monitor all aspects of their gaming activities by gaming terminal, by game and by gaming facility. Our back-office system normally includes a database server that archives details of distribution and sales, as well as end-user information used by the gaming facilities for marketing and player tracking, and a management terminal that can monitor game system operation and generate system reports. As part of the MGAMe system, we also offer a player tracking system that allows facilities to track the playing preferences of those individual end users who have elected to participate in their player tracking program; we thereby gain potentially valuable design insight into game features that appeal to end users. It also serves as a marketing tool for our customers, who are made aware, in real time, of end users playing in their facility.

We continuously monitor our network from our network operations center, headquartered in Austin, Texas, which enables us to identify disruptions or less-than-optimum network performance, as well as to gather valuable data regarding the playing habits and preferences of end users; this data is then utilized in our game design efforts.

Class III Games and Systems. We sell, rent or lease Class III gaming equipment to Native American customers in the state of Washington and receive a small back-office fee based on a share of the hold per day generated by the terminals. Class III video lottery gaming in the state of Washington is allowed pursuant to a compact between the state and certain Native American tribes in that state. The compacts contain the specifications for permissible video lottery systems in the state, including:

•	Only those gaming terminals within the same gaming facility may be linked with one another;

•	The system must be cashless; and

•	All system components and software, and the implementation of each game must be approved by an independent gaming laboratory as well as by the gaming laboratory operated by Washington State.

An end user who wishes to play our Class III games in the state of Washington must open an account with the cashier in the facility and receive a card encoded with an account number and a personal identification number. The end user can then use the card to buy an electronic ticket at a gaming terminal, add money to the account at a point-of-sale terminal, or cash out the account.

Electronic replicas of scratch tickets are shown on the gaming terminals, with the results of the wager displayed in a variety of graphical game formats that entertain the end user with motion and sound before revealing the value of the scratch ticket. We have license agreements with WMS and Alliance that allow us to use several of their popular game themes in the state of Washington. Our Class III gaming terminals are available in a variety of freestanding and bar-top styles having a look and feel that is consistent with traditional video slot machines.

Our Class III systems in Washington State comprise all the software and hardware necessary for operation, and are designed to be readily adaptable to the video lottery requirements of jurisdictions outside that state. Our hardware includes multiple servers that generate sets of electronic lottery tickets, and distribute them on demand to end users sitting at terminals networked throughout a casino. As with our Class II gaming systems, our Class III back-office system allows us to maintain end-user information, details of ticket manufacture, distribution and sales, and to monitor game system operation and generate system reports.

In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. This legislation was subject to approval in a statewide referendum, which was subsequently obtained in the November 2004 elections. The Oklahoma gaming legislation allows the tribes to sign a compact with the State of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma will be allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. All vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the State of Oklahoma. Pursuant to the compacts, vendors placing games at tribal facilities will have to be licensed by each tribe. All electronic games placed under the compact will have to be certified by independent testing laboratories to meet technical specifications. These were published by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities in the first calendar quarter of 2005.

In December 2003, we installed the first gaming terminals for our TILG in California. The new one-touch game was based on a simulated scratch-off lottery ticket, and employed our central determinant system technology. In January 2005, we removed all of the deployed TILG terminals and redeployed a significant number of these original placements as Reel Time Bingo.

Charity and Commercial Bingo Games and Systems. In December 2003, we began installing a high speed, standard bingo game for the charity market in Alabama and as of September 30, 2005, we had 2,395 gaming terminals installed in three facilities. Charity bingo and other forms of charity gaming are operated by or for the benefit of nonprofit organizations for charitable, educational and other lawful purposes. These games are typically only interconnected within the gaming facility where the terminals are located. Regulation of charity gaming is vested with each individual state, and in some states, regulatory authority is delegated to county or municipal governmental units. We typically place gaming terminals under participation arrangements in the charity market and receive a percentage of the hold per day generated by each of the gaming terminals. In addition, during July 2004, we began installing a limited number of charity gaming units in the state of Louisiana.

Video Lottery Central Systems. We designed and developed a central determinant system for the emerging domestic and international video lottery market. Our central system encompasses all software, hardware and networks required to provide outcomes and accounting for video lottery gaming conducted at multiple locations. Beginning in

January 2004, we began the first operation of our central determinant system for the video lottery terminal network that the New York Lottery operates at licensed New York State racetrack casinos. Our central system is able to interface with and manage gaming terminals provided by Alliance, International Game Technology, Sierra Design Group, and Spielo Gaming International. As payment for providing and maintaining the central determinant system, we receive a small portion of the network-wide hold per day. We believe that we will be able to achieve future growth in the domestic and international video lottery market by leveraging our experience in the states of California, Washington and New York, our leadership in technologically advanced game and system design, and our ability to rapidly adapt game and system technology to satisfy emerging regulatory requirements.

Research and Development

Our research and development activities primarily focus on the development of new gaming systems, gaming engines, player tracking systems, casino data management systems, central video lottery systems, gaming platforms and content, and enhancements to our existing product lines. We believe our investments in product development are necessary to deliver differentiated products and solutions to the marketplace. Research and development costs consist primarily of salaries and benefits, consulting fees, and an allocation of corporate facilities costs related to these activities. Once the technological feasibility of a project has been established, the software project is transferred from research to development, and capitalization begins.

Research and development expenses increased by 25.6% to $4.2 million for the three months ended September 30, 2005, from $3.4 million for the comparable period in the prior fiscal year. For the year ended September 30, 2005, research and development expenses increased by 39.6% to $17.2 million, from $12.3 million for the same period of 2004. This increase primarily resulted from an increased headcount in our development group, as we have focused our internal efforts on developing new gaming systems and game themes. We expect our research and development expenses to grow over the upcoming periods as we continue focusing on product development and adding development staff.

Gaming Contracts

All of our Class II and Class III gaming revenues are derived through contracts with our Native American customers. Our contracts typically run over multiple years, and can be terminated earlier under certain specified conditions. The contracts specify the quantity and type of gaming terminals to be installed, and the terms of the rental or participation arrangement. Generally, there is also a limited waiver of sovereign immunity by each tribe that typically provides for the arbitration of any dispute under the contract, and the right to enforce any decision of the arbitrator by application to a federal or state court having jurisdiction. Under these contracts, we are also granted the right under certain circumstances, to enter the land of the Native American tribe for the purpose of removing our property. See “Risk Factors – We do not rely upon the term of our customer contracts to retain the business of our customers,” and “– Enforcement of remedies or contracts against Native American tribes could be difficult.” Furthermore, the NIGC has recently expressed concern that some of our “forms of contract” may violate the spirit of the “sole proprietary interest” concept that is required to be written into all tribal gaming regulations.

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

Patents, Trademarks and Tradenames. We have patents issued and patents pending in the U.S. We also have patents pending overseas corresponding to some of our U.S. patents and pending U.S. patent applications. Our trademarks and tradenames include: Players Passport®, MGAMe™ System, Reel Time Bingo®, MegaNanza®, MegaBingo®, and MegaMania®. All references herein to those trademarks and tradenames are deemed to include the applicable tradename or trademark designation. See “Risk Factors – We may not be successful in protecting our intellectual property rights, or avoiding claims that we are infringing upon the intellectual property rights of others.”

Licenses

We are licensed by the state of Washington to conduct Class III gaming in that state, and we are licensed by the states of Texas, Louisiana, and Mississippi as a manufacturer of charitable gaming equipment. For Class II or Class III gaming, we are licensed by all of the relevant Native American gaming commissions that grant licenses pursuant to their gaming ordinances. We have sought and obtained determinations that our New Generation games are Class II gaming from each tribe’s gaming commission prior to the installation of the games in their facilities. We are also licensed by the state of New York for the purpose of providing the central-determinant-driven video lottery system operated at certain racetracks. In addition, we are licensed by the Iowa Lottery Commission.

Competition

We currently compete in Native American Class II gaming market with companies that are both larger and smaller than we are. In this market, we also compete with vendors of paper and electronic pull tabs, paper bingo, and card minders. We compete with other Class II vendors for customers, primarily on the basis of the amount of profit our gaming products generate for our customers in relation to other vendors’ gaming products. We believe that the most important factor influencing our customers’ product selection is the appeal of those products to end users. This appeal has a direct effect on the volume of play by end users, and drives the amount of revenue generated for and by our customers. Our ability to remain competitive depends primarily on our ability to continuously develop new game themes and systems that appeal to end users, and to introduce those game themes and systems in a timely manner. See “Risk Factors – Our future performance will depend on our ability to develop and introduce new gaming systems and to enhance existing games that are widely accepted and played.” We may not be able to continue to develop and introduce appealing new game themes and systems that meet the emerging requirements of Class II gaming in a timely manner, or at all. In addition, others may independently develop games similar to our Class II games, and competitors may introduce non-Class II games that unfairly compete in the Class II market due to uneven regulatory enforcement policies.

We believe continued developments in the Class II market that alleviate or clarify the legal and regulatory uncertainties of that market will result in increased competition in the interactive electronic Class II gaming market, including the entrance of new competitors with significant gaming experience and financial resources. We believe the increased competition has and may continue to intensify pressure on our pricing model. In the future, gaming providers will compete on the basis of price as well as the entertainment value and technological superiority of their products. While we will continue to compete by regularly introducing new and faster games with technological enhancements that we believe will appeal to end users, we believe that the net revenue retained by our customers from their installed base of gaming terminals will become a more significant factor, one that may require us to change the terms of our participation arrangements with customers to remain competitive.

Employees

At September 30, 2005, we had 462 full-time and part-time employees, including 161 engaged in field operations and business development, 229 in system and game development, 25 in sales and marketing activities, 21 in accounting functions, and 26 in other general administrative and executive functions. We do not have a collective bargaining agreement with any of our employees. We believe our relationship with our current employees is good.

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

Indian Gaming Regulatory Act. Most of our business relates to gaming activities on Native American lands. The operation of gaming on Native American lands is subject to IGRA, which created the NIGC, to promulgate regulations to enforce certain aspects of IGRA.

IGRA classifies games that may be played on Native American land into three categories: Class I gaming includes traditional Native American social and ceremonial games, and is regulated only by the tribes. Class II gaming includes bingo, and if played at the same location where bingo is played, pull tabs, lotto, punch boards, tip jars, instant bingo, certain card games played under limited circumstances, and other games similar to bingo. Class III gaming consists of all forms of gaming that are not Class I or Class II, such as video lottery games, slot machines, most table games and keno.

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

In April 2004, we received a letter from the NIGC advising us that our agreements with a certain customer may constitute a management contract requiring the approval of the Chairman of the NIGC. We have maintained that the agreement, relied on by the NIGC, was an old, outdated agreement that was not applicable to the customer’s gaming facility. The NIGC has taken no further action in this matter.

On November 30, 2004, we received letters from the Acting General Counsel of the NIGC advising us that our development agreements with certain other tribes may evince a proprietary interest by us in the tribes’ gaming activities in violation of IGRA, and the tribes’ gaming ordinances, based on the fee we receive under the agreement. The NIGC invited us and the tribes to submit any explanation or information that would establish that the agreement terms do not violate the requirement that the tribes maintain the sole proprietary interest in the gaming operation. The NIGC letters also advised that some of the agreements may also constitute management contracts, thereby requiring the approval of the Chairman of the NIGC.

We have responded to the NIGC, explaining why the agreements do not violate the sole proprietary interest prohibition of the IGRA or constitute management agreements. Furthermore, we will vigorously contest any action by the NIGC that would adversely affect our agreements with the tribes. To date, the NIGC has take no further action in this matter.

If certain of our development agreements are finally determined to be management contracts or to create a “proprietary” interest of ours in tribal gaming operations, there could be material adverse consequences to us. In that event, we may be required, among other things, to modify the terms of such agreements. Such modification may adversely affect the terms on which we conduct business, and have a significant impact on our financial condition and results of operations from such agreements and from other development agreements that may be similarly interpreted by the NIGC.

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

These new NIGC regulations are not binding upon the Department of Justice, or DOJ, which is the federal agency charged with enforcing the Johnson Act. The DOJ has asserted in the past and, as described below, continues to assert their position, that any electronic or mechanical device used in gaming, such as the electronic gaming terminals used to play our Class II games, are illegal “gambling devices,” and thus in violation of the Johnson Act.

In a decision of the United States Court of Appeals for the Tenth Circuit (Seneca-Cayuga Tribe of Oklahoma, et al. vs. National Indian Gaming Commission, et al., decided April 17, 2003), a federal circuit court considered the applicability of the Johnson Act to Class II gaming. The opinion of the court was in line with several previous court opinions (including the Ninth and Tenth Circuit opinions on our MegaMania games) that found that the Johnson Act did not prohibit the use of technological aids to Class II gaming on Native American land. The court also noted that their opinion was in line with the new NIGC regulations. In another recent decision from the United States Court of Appeals for the Eighth Circuit (United States of America vs. Santee Sioux Tribe of Nebraska, decided March 20, 2003), a circuit court found for the first time that the Johnson Act does apply to Class II technological aids, although the court also found that the pull-tab gaming terminals at issue in that case were not Johnson Act devices. That court also went on to cite the fact that the NIGC has adopted new regulations and that those regulations would permit Class II technological aids under IGRA.

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

On February 27, 2004, the Supreme Court declined to grant the DOJ’s Petitions for Writs of Certiorari. Although our machines were not the subject of the lawsuits, the DOJ’s arguments and reasoning appeared to encompass the machines offered by us for the Class II market. Since the Supreme Court declined to accept these cases for review, the lower courts’ decisions affirming the right of the tribes to offer games such as those manufactured and sold by us as legal “electronic aids” to bingo for the Class II market will continue to stand. Significant legal uncertainty has been eliminated concerning our ability to continue to offer Class II games played with the assistance of technological aids in our principal market. However, the elimination of this legal uncertainty may have contributed to increased competition from vendors currently in the Class III market who we believe had previously avoided entry into the Class II market due to the legal uncertainties described above.

Recently, the DOJ made available to the public proposed legislation the agency has drafted amending the Johnson Act. The proposed legislation, if enacted, could materially and adversely affect our Class II gaming market. The proposed legislation would classify electronic technological aids used by Native American tribes in Class II games, such as bingo, as gambling devices and would authorize the use of such Class II devices by Native American tribes only if such devices are certified by the NIGC as Class II technological aids. The proposed legislation establishes criteria that must be met in order for the NIGC to certify the gambling devices as a class II technological aid. The criteria would restrict the speed of the Class II games, as well as the depictions and graphics used in the games, thereby rendering the game potentially less appealing to customers.

Gambling Devices Act Amendments of 2005. As a result of opposition from the DOJ, the NIGC has abandoned its game classification standards rulemaking. The NIGC drafted proposed legislation that would amend the Johnson Act, and the DOJ recently made it available to the public. The proposed legislation, if enacted, could materially and adversely affect our Class II gaming market. The proposed legislation would classify electronic technologic aids used by Native American tribes in Class II games, such as bingo, as gambling devices, and would authorize the use of such Class II devices by Native American tribes only if such devices are certified by the NIGC as Class II technologic aids. The proposed legislation establishes criteria that must be met in order for the NIGC to certify the gambling devices as Class II technologic aids. The criteria would restrict the speed of the Class II game, as well as the types of depictions and graphics used in the game, thereby rendering the game potentially less appealing to customers. The proposed legislation has not been introduced in Congress. The DOJ has indicated that after further consultations with Native American tribes, it will seek to have the bill introduced in early 2006.

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

•	California. In December 2003, we began to offer TILG terminals to tribal customers in California who are parties to compacts with the state. In November 2004, two of our tribal customers opened expanded facilities which substantially increased the number of TILG terminals. In part, these compacts permit each tribe to offer gaming facilities with up to 2,000 gambling devices, and separately, permit the play of any video lottery machine that the State of California could legally offer. In January 2005, we removed all of the deployed TILG terminals and redeployed a significant number of these original placements as Reel Time Bingo.

•	Oklahoma. In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. This legislation was subject to approval in a statewide referendum, which was subsequently obtained in the November 2004 elections. The Oklahoma gaming legislation allows the tribes to sign a compact with the State of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma will be allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. All vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the State of Oklahoma. Pursuant to the compacts, vendors placing games at tribal facilities will have to be licensed by each tribe. All electronic games placed under the compact will have to be certified by independent testing laboratories to meet technical specifications. These were published by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities in the first calendar quarter of 2005.

We believe the recently adopted Oklahoma legislation significantly clarifies and expands the types of gaming permitted by Native America tribes in that state. We expect continued intensified competition from vendors currently operating in Oklahoma, as well as new competitors with significant gaming experience and financial resources. As the rules and regulations governing Class II gaming are clarified by court decisions and by new rule-making procedures, we anticipate more competition and further pressure on our market and revenue share percentages in Oklahoma. New tribal-state compacts, such as the Oklahoma gaming legislation passed by referendum in 2004, have also led to increased competition from such competitors. In addition, we continue to experience an extended period of uncertainty relative to enforcement of existing restrictions on non-Class II devices, which is forcing us to continue competing against games that do not appear to comply with the published regulatory restrictions on Class II games As a result of this increased competition in Oklahoma, we have and may continue to experience pressure on our pricing model, with the result that gaming providers are competing on the basis of price as well as the entertainment value and technological superiority of their products. While we will continue to compete by regularly introducing new and more entertaining games with technological enhancements that we believe will appeal to end users, we believe that the level of revenue retained by our customers from their installed base of gaming terminals will become a more significant competitive factor, one that may require us to change the terms of our participation arrangements with customers. Although we and other vendors have begun to offer games enabled by the new legislation, the compacted tribes’ regulatory processes and specifications timetable varies from tribe to tribe. Certain other vendors and tribes may begin to offer new games prior to the time that the state or individual tribes have the regulatory and licensing in place. It is unclear what, if any, regulatory enforcement action could or would be taken against tribes and vendors offering games not authorized by existing law but permitted under the newly adopted, but not yet effective, legislation.

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

•	Washington. In Washington State, we offer gaming terminals operated in conjunction with local central determinant systems, pursuant to compacts between the state and certain Native American tribes in that state. These compacts are recognized by IGRA to permit Class III gaming, which would otherwise be illegal.

Native American Regulation of Gaming. IGRA requires that Native American tribes adopt and submit for NIGC approval the ordinances that regulate tribes’ conduct of gaming. While these ordinances vary from tribe to tribe, they commonly provide for the following:

•	Native American ownership of the gaming operation;

•	Establishment of an independent tribal gaming commission;

•	Use of gaming net revenues for Native American government, economic development, health, education, housing or related purposes;

•	Independent audits, including specific audits of all contracts for amounts greater than $25,000;

•	Native American background investigations and licenses;

•	Adequate safeguards for the environment, public health and safety; and

•	Dispute resolution procedures.

Pursuant to IGRA, our tribal customers have adopted regulations requiring the tribe to have the “sole proprietary interest” in its gaming activities. We and certain of our customers have recently received correspondence from the NIGC expressing concern that our agreements with these customers create a “proprietary interest” in the tribes’ gaming operations. We are preparing a response to the NIGC addressing this issue. See “Governmental Regulation – Federal Regulation – Indian Gaming Regulatory Act.”

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

Historically, we have derived most of our revenue from the placement of Class II gaming terminals and systems for gaming activities conducted on Native American lands. These activities are subject to federal regulation under the Johnson Act, IGRA, and under the rules and regulations adopted by both the NIGC and the gaming commissions that each Native American tribe establishes to regulate gaming. The Johnson Act broadly defines “gambling devices” to include any “machine or mechanical device” designed and manufactured “primarily” for use in connection with gambling, and that, when operated, delivers money or other property to a player “as the result of the application of an element of chance.” A government agency or court that literally applied this definition, and did not give effect to subsequent congressional legislation or to certain regulatory interpretations or judicial decisions, could determine that the manufacture and use of our electronic gaming terminals, and perhaps other key components of our Class II gaming systems that rely to some extent upon electronic equipment to run a game, are illegal. Our tribal customers could be subject to significant fines and penalties if it is ultimately determined they are offering an illegal game, and an adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for our business, operating results and prospects.

The market for electronic Class II gaming terminals and systems is subject to continuing ambiguity due to the difficulty of reconciling the Johnson Act’s broad definition of “gambling devices” with the provisions of IGRA that expressly make legal the play of bingo and tribes’ use of “electronic, computer, or other technological aids” in the play of bingo. Issues surrounding the classification of our games as Class II games that may generally be offered by our tribal customers without a state compact, or as Class III games that can only be offered by the tribes pursuant to such a compact, have affected our business in the past, and continue to do so. Government enforcement, regulatory action, judicial decisions, or the prospects or rumors thereof have in the past and will continue to affect our business, operating results and prospects. Although some of our games have been reviewed and approved as legal Class II games by the NIGC, we have placed and continue to derive revenue from a significant number of gaming terminals running games that have not been so approved. Our business and operating results would likely be adversely affected, at least in the short term, by any significant regulatory enforcement action involving our games. The trading price of our common stock has in the past and may in the future be subject to significant fluctuations based upon market perceptions of the legal status of our products.

Native American gaming activities involving our games and systems are also subject to regulation by state and local authorities, to the extent such gaming activities constitute, or are perceived to constitute, Class III gaming. Class III gaming is illegal in most states unless conducted by a tribe pursuant to a compact between a tribe and the state in which the tribe is located. The Class III video lottery systems we offer, such as the systems and terminals operating in Washington State, are subject to regulation by authorities in that state and to the terms of the compacts between the tribes offering such games and the State of Washington. Gaming activities under the new tribal-state compact in Oklahoma will be subject to the terms of the compact between such tribes and the State of Oklahoma. Regulatory interpretations and enforcement actions by state regulators could have significant and immediate adverse impacts on our business and operating results.

In addition to federal, state and local regulation, all Native American tribes are required by IGRA to adopt ordinances regulating gaming as a condition of their right to conduct gaming on Native American lands. These ordinances often include the establishment of tribal gaming commissions that make their own judgment about whether an activity is Class II or Class III gaming. Normally, we will not introduce a new Class II game in a customer’s gaming facility unless the tribe’s gaming commission has made its own independent determination that the game is Class II gaming. Adverse regulatory decisions by tribal gaming commissions could adversely affect our business

We also face risks from a lack of regulatory or judicial enforcement action. In particular, we believe we have lost market share to competitors who offer games that do not appear to comply with published regulatory restrictions on

Class II games, and thereby offer features not available in our products. As a consequence of recently adopted gaming legislation in Oklahoma, we believe vendors with whom we compete, as well as some tribes operating gaming facilities in Oklahoma, may increase deployment of these games in advance of final regulations required under the new legislation. To the extent tribes offer these games rather than ours, our market share, revenue and operating results have suffered, and may continue to suffer.

It is possible that new laws and regulations relating to Native American gaming may be enacted, and that existing laws and regulations could be amended or reinterpreted in a manner adverse to our business. Any regulatory change could materially and adversely affect the installation and use of existing and additional gaming terminals, games and systems, and our ability to generate revenues from some or all of our Class II games.

In addition to the risks described above, regulatory uncertainty increases our cost of doing business. We dedicate significant time to and incur significant expense for new game development, without any assurance that the NIGC, the DOJ, or other federal, state or local agencies or Native American gaming commissions will agree that our games meet applicable regulatory requirements. We also regularly invest in the development of new games, which may become irrelevant or noncompetitive before they are deployed. We devote significant time and expense to dealing with federal, state and Native American agencies having jurisdiction over Native American gaming, and in complying with the various regulatory regimes that govern our business. In addition, we are constantly monitoring new and proposed laws and regulations, or changes to such laws and regulations, and assessing the possible impact upon us, our customers and our markets.

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

We currently face risks related to regulation of our magnetic stripe gaming card system.

The NIGC has recently determined that the magnetic stripe card system, employed by Native American gaming operations using the gaming system developed by us, is an “account access card” system as defined in the NIGC’s Minimum Internal Control Standards regulation, thereby triggering certain recordkeeping requirements. An “account access card” is defined as “an instrument to access customer accounts for wagering at a gaming machine. Account access cards are used in connection with a computerized database. Account access cards are not smart cards.”

On July 8, 2005, the NIGC issued a Warning Notice to certain tribes for, among other things, noncompliance with the recordkeeping requirements applicable to account access cards. According to the Warning Notice, the cashiers were not obtaining signatures from the customers on our receipts when cashing out. The NIGC is also of the opinion that the Bank Secrecy Act recordkeeping requirements apply to account access cards. The Minimum Internal Control Standards (25 C.F.R. § 542.3(c)(2)) require compliance with the Bank Secrecy Act. Because the Internal Revenue Service is conducting a Bank Secrecy Act audit at one of the tribal casinos, the NIGC has deferred a determination of whether the tribal gaming operations are in compliance with 25 C.F.R. § 542.3(c)(2), until the Internal Revenue Service audit is completed.

In addition to the issues raised by the NIGC, we may face regulatory risks as a result of interpretations of other federal regulations, such as banking regulations, as applied to our gaming systems. We may be required to make changes to our games to comply with such regulations, with attendant costs and delays that could adversely affect our business.

We continue to work with our legal counsel and tribal customers, exploring ways to modify the magnetic stripe card system to eliminate the “account” aspect of the system so that it operates like script or a bearer instrument.

We believe diversification from Native American gaming activities is critical to our growth strategy. Our expansion into non-Native American gaming activities will present new challenges and risks that could adversely affect our business or results of operations. Our new markets are also subject to extensive legal and regulatory uncertainties.

We face intensified competition in the Class II market that has historically provided the substantial majority of our revenue and earnings. Moreover, the apparent trend in regulatory developments suggests that Class II gaming may diminish as a percentage of overall gaming activity in the United States. We believe it is imperative that we successfully diversify our operations to include gaming opportunities in markets other than our historical Class II jurisdictions. If we are unable to effectively develop and operate within these new markets, then our business, operating results and financial condition would be impaired.

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

As we expand into new markets, we expect to encounter business, legal and regulatory uncertainties similar to those we face in our Native American gaming business. Our strategy is to attempt to be an early entrant into new and evolving markets where the legal and regulatory environment may not be well-settled or well-understood. As a result, we may encounter legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. For example, we face business and legal risks in connection with a charity gaming project, in part due to uncertainty related to the state authorization of charity gaming in that jurisdiction. Regulatory action against our customers or equipment in this or in other markets could result in machine seizures and significant revenue disruptions, among other adverse consequences.

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

Generally, our placement of systems, games and technology into new market segments involves a number of business uncertainties, including:

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

We have only recently begun to develop international business, and we currently expect to realize revenue from the sale of an Electronic Instant Lottery System to the Israel National Lottery in the first quarter of fiscal 2006. This transaction was not profitable, and may not lead to future, profitable, business. International transactions are subject to various risks, including:

•	Currency fluctuations;

•	Higher operating costs due to local laws or regulations;

•	Unexpected changes in regulatory requirements;

•	Costs and risks of localizing products for foreign countries;

•	Difficulties in staffing and managing geographically disparate operations;

•	Greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;

•	Challenges negotiating and enforcing contractual provisions;

•	Repatriation of earnings; and

•	Anti-American sentiment due to the war in Iraq and other American policies that may be unpopular in certain regions, particularly in the Middle East.

Beginning in January 2004, we began the first operation of our central determinant system for the video lottery terminal network that the New York Lottery operates at licensed New York State racetrack casinos. As payment for providing and maintaining the central determinant system, we receive a small portion of the network-wide hold per day. To date, we have realized substantially less revenue than anticipated from our New York Lottery operations, in significant part due to delays in the opening of planned operations at several racetrack casinos. We are nevertheless required to incur ongoing expenses associated with the development and maintenance of the New York video lottery system, and we do not currently expect to have profitable operations there until one or more of the larger racetrack casinos are opened. Delays in the anticipated development of the New York video lottery system and other emerging market opportunities may continue to adversely affect our revenue and operating results.

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

We provide linked interactive electronic bingo systems and gaming terminals to charitable bingo operations in Alabama. During January 2004, we began placing gaming terminals in Alabama, and as of September 30, 2005, we had 2,395 gaming terminals at three facilities. The Attorney General of Alabama has recently completed a review of the gaming within the state. He concluded that the games that we were operating in Alabama were a legal form of bingo. He also concluded that two of the facilities are operating under a valid constitutional amendment, authorizing the facilities the ability to play electronic bingo. The third facility is operating under a constitutional amendment that was flawed in its ratification. The Attorney General and his staff have indicated that they will file a declaratory judgment action, asking the courts to invalidate this amendment as improperly ratified.

Our future performance will depend on our ability to develop and introduce new gaming systems and to enhance existing games that are widely accepted and played.

Our future performance will depend primarily on our ability to successfully and cost-effectively enter new gaming markets, and develop and introduce new and enhanced gaming systems and content that will be widely accepted both by our customers and their end users. We believe our business requires us to continually offer games and technology that play quickly and provide more entertainment value than those our competitors offer. However, consumer preferences can be difficult to predict, and we may offer new games or technologies that do not achieve market acceptance. In addition, we may experience future delays in game development, or we may not be successful in developing, introducing, and marketing new games or game enhancements on a timely and cost-effective basis. We believe, for example, our recent operating results in the Alabama market have been due in part to the competitive position of our games and our need to continually offer new and compelling games in all our markets. Furthermore, our new games may be subject to challenge by the NIGC, the DOJ, or some other regulatory or law enforcement agencies applicable to that particular game.

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

For the years ended September 30, 2005 and 2004, approximately 57% and 68%, respectively, of our gaming revenues were from Native American tribes located in Oklahoma, and approximately 36% and 34%, respectively, of our gaming revenues were from one tribe in that state. The significant concentration of our customers in Oklahoma means that local economic changes may adversely affect our customers, and therefore our business, disproportionately to changes in national economic conditions, including more sudden adverse economic declines or slower economic recovery from prior declines. The loss of any of our Oklahoma tribes as customers would have a material and adverse effect upon our financial condition and results of operations. In addition, the recent legislation allowing tribal-state compacts in Oklahoma could result in increased competition from other vendors, who we believe have avoided entry into the Class II market due to its uncertain and ambiguous legal environment. The new legislation allows for other types of gaming, both at tribal gaming facilities and at Oklahoma racetracks. The loss of significant market share to these new gaming opportunities or our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.

As states enter into compacts with our existing Native American customers to allow Class III gaming, our results of operations could be materially harmed.

As our Class II tribal customers enter into such compacts with the states in which they operate, allowing the tribes to offer Class III games, we believe the number of our game machine placements in those customers’ facilities could decline significantly, and our operating results could be materially adversely affected. As our tribal customers make the transition to gaming under compacts with the state, we believe there will be significant uncertainty in the market for our games, that will make our business more difficult to manage or predict.

In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. This legislation was subject to approval in a statewide referendum, which was subsequently obtained in the November 2004 elections. The Oklahoma gaming legislation allows the tribes to sign a compact with the State of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma will be allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. On March 30, 2005, our bonanza-style bingo games became the first such games played in the state. As of September 30, we had placed more than 1,076 gaming terminals at thirteen facilities that are operating under the Oklahoma compact. All vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the State of Oklahoma. Pursuant to the compacts, vendors placing games at tribal facilities will have to be licensed by each tribe. All electronic games placed under the compact will have to be certified by independent testing laboratories to meet technical specifications. These were published by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities in the first calendar quarter of 2005.

We believe the recently adopted Oklahoma legislation significantly clarifies and expands the types of gaming permitted by Native America tribes in that state. We currently expect continued intensified competition from vendors currently operating in Oklahoma as well as from new market entrants. As a result, we anticipate further pressure on our market and revenue share percentages in Oklahoma. In addition, in the immediate future, we expect continued regulatory uncertainty in Oklahoma. In particular, although we and other vendors may not begin to offer games enabled by the new legislation until state and tribal regulations, rules and specifications adopted pursuant to that legislation become final, certain other vendors and tribes may begin to offer new games prior to that time. It is unclear what, if any, regulatory enforcement action could or would be taken against tribes and vendors offering games not authorized by existing law but permitted under the newly adopted, but not yet effective, legislation. New opportunities in the Oklahoma market resulting from the recent legislation may not develop as we anticipate, or may take longer to develop than we expected. Further, we may offer games similar to those games that do not appear to comply with published regulatory restrictions on Class II games, in an effort to compete on an equal footing. These games may be the subject of enforcement actions against us.

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

We are seeking to expand our business by lending money to new and existing customers to develop or expand gaming facilities, primarily in the state of Oklahoma, and we are jointly developing or expanding gaming and related facilities with some of these customers. We may not realize a satisfactory return, if any, on our investment, and we could lose some or all of our investment.

We enter into development agreements to jointly develop and provide financing to construct and/or remodel gaming facilities, primarily in the state of Oklahoma. Under our development agreements, we secure a long-term revenue share percentage and a fixed number of gaming terminal placements in the facility, in exchange for development and construction funding. Certain of the agreements contain performance standards for our gaming terminals that could allow the facility to reduce a portion of our gaming terminals. In connection with these advances, we could face liquidity pressure or a complete loss of our investment if a tribe does not timely pay any amounts owed to us from such funding. In addition, future NIGC decisions could affect our ability to place our games with these tribes. See “Certain Risk Factors – Enforcement of remedies or contracts against Native American tribes could be difficult.” In addition, the NIGC has expressed its view that our development agreements violate the requirements of IGRA and tribal gaming regulations, which state that the Native American tribes must hold the “sole proprietary interest” in the tribes’ gaming operations, which presents additional risks for our business. See “Certain Risk Factors – Changes in regulation or regulatory interpretations could require us to modify the terms of our contracts with customers.”

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

Our development efforts or financing activities may result in unforeseen operating difficulties, financial risks, or required expenditures that could adversely affect our liquidity. It may also divert the time and attention of our management that would otherwise be available for ongoing development of our business. As a result of providing financing or development services to our customers, we may incur liquidity pressure and we may not realize a satisfactory return, if any, on our investment, and we could lose some or all of our investment.

We compete for customers and end users with other vendors of gaming systems and gaming terminals. We also compete for end users with other forms of entertainment.

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

We believe continued developments in the Class II market that alleviate or clarify the legal and regulatory uncertainties of that market will result in increased competition in the interactive electronic Class II gaming market, including the entrance of new competitors with significant gaming experience and financial resources. We also expect to face increased competition as we attempt to enter new markets and new geographical locations. Specifically, three of the largest manufacturers of gaming equipment have entered or expressed an interest in the Class II market, and we are also increasingly competing against these vendors in our charity and lottery markets. In at least one instance, we have competed with a joint proposal of two of these significant vendors. We believe the increased competition will intensify pressure on our pricing model. In the future, gaming providers will compete on the basis of price as well as the entertainment value and technological superiority of their products. While we will continue to compete by regularly introducing new and faster games with technological enhancements that we believe will appeal to end users, we believe that the net revenue our customers retain from their installed base of gaming terminals will become a more significant factor, one that may require us to change the terms of our participation arrangements with customers to remain competitive. Consequently, we believe that a simple business model based upon a relationship between the average hold per gaming terminal per day and the installed base of gaming terminals will become less relevant in predicting our performance, as the totality and the mix of our participation arrangements with customers become less standardized and more complex.

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

We have obtained all state licenses, lottery board licenses, Native American gaming commission licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our gaming activities. These include a license from Washington State to sell Class III video lottery systems, and licenses from the lottery boards of

Texas, Iowa and New York. The Louisiana Department of Revenue as well as the Mississippi Gaming Commission have also issued licenses to us, and we have received licenses from all applicable Native American gaming commissions. We may require new licenses, permits and approvals in the future, and such licenses, permits or approvals may not be granted to us. The suspension, revocation, nonrenewal or limitation of any of our licenses would have a material adverse effect on our business, financial condition and results of operations.

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

We rely on software licensed from third parties, and technology provided by third-party vendors, the loss of which could increase our costs and delay deployment of our gaming systems and gaming terminals. We also rely on technology provided by third-party vendors which, if disrupted, could suspend play on some of our gaming terminals.

We integrate various third-party software products as components of our software. Our business would be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our software to function with alternate third-party software, or develop these components ourselves, which would result in increased costs and could result in delays in our deployment of our gaming systems and gaming terminals. Furthermore, we might be forced to limit the features available in our current or future software offerings.

We rely on the content of certain software that we license from third-party vendors. The software could contain bugs that could have an impact on our business.

We also rely on the technology of third-party vendors, such as telecommunication providers, to operate our nationwide broadband telecommunications network. A serious or sustained disruption of the provision of these services could result in some of our gaming terminals being non-operational for the duration of the disruption, which would adversely affect our ability to generate revenue from those gaming terminals.

We do not rely upon the term of our customer contracts to retain the business of our customers.

Our contracts with our customers are on a year-to-year or multi-year basis. Except for customers with whom we have entered into development agreements, we do not rely upon the stated term of our customer contracts to retain the business of our customers, as often noncontractual considerations unique to doing business in the Native American market override strict adherence to contractual provisions. We rely instead upon providing competitively superior gaming terminals, games and systems to give our customers the incentive to continue doing business with us. At any point in time, a significant portion of our business is subject to nonrenewal, and, if not renewed, would materially and adversely affect our earnings and financial condition.

Changes in regulation or regulatory interpretations could require us to modify the terms of our contracts with customers.

The NIGC has recently determined that the magnetic stripe card system, employed by Native American gaming operations using the gaming system developed by us, is an “account access card” system as defined in the NIGC’s Minimum Internal Control Standards regulation, thereby triggering certain recordkeeping requirements. An “account access card” is defined as “an instrument to access customer accounts for wagering at a gaming machine. Account access cards are used in connection with a computerized database. Account access cards are not smart cards.

On July 8, 2005, the NIGC issued a Warning Notice to certain tribes for, among other things, noncompliance with the recordkeeping requirements applicable to account access cards. According to the Warning Notice, the cashiers were not obtaining signatures from the customers on our receipts when cashing out. The NIGC is also of the opinion that the Bank Secrecy Act recordkeeping requirements apply to account access cards. The Minimum Internal Control Standards (25 C.F.R. § 542.3(c)(2)) require compliance with the Bank Secrecy Act. Because the Internal Revenue Service is conducting a Bank Secrecy Act audit at one of the tribal casinos, the NIGC has deferred a determination of whether the tribal gaming operations are in compliance with 25 C.F.R. § 542.3(c)(2), until the Internal Revenue Service audit is completed.

We continue to work with our legal counsel and tribal customers, exploring ways to modify the magnetic stripe card system to eliminate the “account” aspect of the system so that the card system operates like script or a bearer instrument.

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

In April 2004, we received a letter from the NIGC advising us that our agreements with a certain customer may constitute a management contract requiring the approval of the Chairman of the NIGC. We have maintained that the agreement, relied on by the NIGC, was an old, outdated agreement that was not applicable to the customer’s gaming facility. The NIGC has taken no further action in this matter.

On November 30, 2004, we received letters from the Acting General Counsel of the NIGC advising us that our development agreements with certain other tribes may evince a proprietary interest by us in the tribes’ gaming activities in violation of IGRA, and the tribes’ gaming ordinances, based on the fee we receive under the agreement. The NIGC invited us and the tribes to submit any explanation or information that would establish that the agreement terms do not violate the requirement that the tribes maintain the sole proprietary interest in the gaming operation. The NIGC letters also advised that some of the agreements may also constitute management contracts, thereby requiring the approval of the Chairman of the NIGC.

We have responded to the NIGC, explaining why the agreements do not violate the sole proprietary interest prohibition of the IGRA or constitute management agreements. Furthermore, we will vigorously contest any action by the NIGC that would adversely affect our agreements with the tribes. To date, the NIGC has take no further action in this matter.

If certain of our development agreements are finally determined to be management contracts or to create a “proprietary” interest of ours in tribal gaming operations, there could be material adverse consequences to us. In that event, we may be required, among other things, to modify the terms of such agreements. Such modification may adversely affect the terms on which we conduct business, and have significant impact our financial condition and results of operations from such agreements and from other development agreements that may be similarly interpreted by the NIGC.

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

Sovereign Immunity; Applicable Courts. Native American tribes generally enjoy sovereign immunity from suits similar to that of the individual states and the United States. In order to sue a Native American tribe (or an agency or instrumentality of a Native American tribe), the tribe must have effectively waived its sovereign immunity with respect to the matter in dispute.

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

The integrity and security of our gaming systems is critical to its ability to attract customers and players. We strive to set exacting standards of personal integrity for our employees and for system security involving the gaming systems that we provide to our customers. Our reputation in this regard is an important factor in our business dealings with our current and potential customers. For this reason, an allegation or a finding of improper conduct on our part or on the part of one or more of our employees that is attributable to us, or an actual or alleged system security defect or failure attributable to us could have a material adverse effect upon our business, financial condition, results and prospects, including our ability to retain existing contracts or obtain new or renewed contracts.

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

Adverse weather conditions, particularly flooding, tornadoes, heavy snowfall and other extreme weather conditions often deter our end users from traveling or make it difficult for them to frequent the sites where our games are installed. If any of those sites were to experience prolonged adverse weather conditions, or if the sites in Oklahoma, where a significant number of our games are installed, were to simultaneously experience adverse weather conditions, our results of operations and financial condition would be materially adversely affected.

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

The demand for entertainment and leisure activities tends to be highly sensitive to consumers’ disposable incomes, and thus a decline in general economic conditions or an increase in gasoline prices may lead to our end users’ having less discretionary income with which to wager. This could cause a reduction in our revenues and have a material adverse effect on our operating results.

ITEM 2. Properties

We do not own any real property. As of September 30, 2005, we are under contract for the following leases, and we believe the facilities are suitable to our business and adequate for our current and near-term needs:

	Square Feet	Monthly Rent	Expiration Date
Austin, Texas
Corporate Offices	67,761	$89,273	July 2010
Assembly and Warehouse Facilities	30,540	11,605	June 2006
Tulsa, Oklahoma
Operations and Sales Offices	8,898	3,105	February 2007
Warehouse	77,000	12,835	May 2006
Plano, Texas
Technology Offices	5,010	8,350	March 2008
Kent, Washington
Warehouse	9,453	5,583	July 2006
Albany, New York
Office Space	2,708	3,450	December 2009
Schenectady, New York
System Operations	1,690	1,775	September 2009

ITEM 3. Legal Proceedings

First American Kickapoo Operations. We are a defendant in a lawsuit filed in the Federal Court for the Western District of Oklahoma, alleging that we tortiously interfered with a contract between First American and a Native American tribe that had granted First American the exclusive right to provide gaming machines to the tribe. The trial court found, as a matter of law, that the contract between First American and the tribe was a “management contract” that had not been approved by the NIGC; was, therefore, void; and could not be the basis for a suit against us for tortious interference. First American proceeded against us, alleging tortious interference based on a “business relationship” rather than on an existing contract. On September 12, 2003, a jury rendered a verdict in favor of us on all counts in the complaint. First American filed an appeal with the Tenth Circuit Court of Appeals, challenging the trial court’s legal determination. On June 22, 2005, the Tenth Circuit, in affirming the trial court’s determination, stated as follows: “First American elected to execute a de facto management contract, without the fuss and bother of NIGC approval, and now wishes for us to assume the costs of First American’s decision. We conclude that under Oklahoma law, an unapproved management contract, being void, cannot be the basis for a suit against a third party for tortious interference.”

Diamond Games. We are a defendant, along with others, in a lawsuit filed on November 16, 2004, in the State Court in Oklahoma City, Oklahoma alleging five causes of action: 1) Deceptive Trade Practices, 2) Unfair Competition, 3) Wrongful Interference with Diamond Games, Inc.’s Business; 4) Malicious Wrong / Prima Facie Tort; and 5) Restraint of Trade. We filed a motion to dismiss the case, challenging subject matter jurisdiction of the Oklahoma state courts. The motion was denied. A motion to reconsider was likewise denied. Relief was sought from the Supreme Court of Oklahoma by an Application for a Writ of Prohibition. The application for a writ was denied on October 10, 2005. The case asserts that we offered allegedly illegal Class III games on the MegaNanza and Reel Time Bingo gaming systems to Native American Tribes in Oklahoma. Diamond Games claims that the offer of these games negatively impacted the market for its pull-tab game, Lucky Tab II. Diamond Games also alleges that our development agreements with Native American tribes unfairly interfere with the ability of Diamond Games to successfully conduct its business. Diamond Games is seeking unspecified damages and injunctive relief; however, we believe the claims of Diamond Games are without merit, and intend to defend the case vigorously. Our defense will include the continued challenge to the subject matter jurisdiction of the Oklahoma state courts over matters directly involving the self-governance of Native American tribes involved in Indian gaming, which has been recognized as a governmental enterprise. At the present time, the case is in the preliminary stages of discovery.

International Gamco. International Gamco, Inc., or Gamco, claiming certain rights in United States Patent No. 5,324,035, or the ‘035 Patent, brought suit on May 25, 2004 against us in the United States District Court for the Southern District of California. The suit claims that the central determinant system, as operated in the New York State Lottery, infringes the ‘035 Patent. Gamco claimed to have acquired ownership of the ‘035 Patent from Oasis Technologies, Inc., or Oasis, a previous owner of the ‘035 Patent. In February, 2003, Oasis assigned the ‘035 Patent to International Game Technology, or IGT. Gamco claimed to have received a license back from IGT for the New York State Lottery. The lawsuit claimed that we infringed the ‘035 Patent after the date on which Gamco assigned the ‘035 Patent to IGT.

Pursuant to an agreement between us and Alliance, we currently sublicense the right to practice the technology stated in the ‘035 Patent in Native American gaming jurisdictions in the United States. Alliance obtained from Oasis the right to sublicense those rights to MGAM. That sublicense remains in effect today and is not in issue. Under the sublicense from Alliance, in the event that we desire to expand our rights beyond Native American gaming jurisdictions, the agreement provides us the options: 1) to pursue legal remedies to establish our rights, independent of the ‘035 Patent; or 2) to negotiate directly and enter into a separate agreement with Oasis for such rights, paying either a one-time license fee per jurisdiction or a unit fee per gaming machine.

Prior to deployment of our central determinant system in New York, we undertook an analysis of the patent issues to determine whether or not our central determinant system infringed the claims of the ‘035 Patent. We determined that it did not infringe. Although continuing to assert noninfringement, we offered to enter into a license agreement with Gamco, who refused the offer and filed its complaint seeking injunctive relief, unspecified damages, and attorneys’ fees.

Upon our motion to dismiss, on September 27, 2005, the court dismissed the suit due to Gamco’s lack of standing. The court granted Gamco leave to file an amended complaint for infringement, if any, that might have occurred during the time Gamco owned the patent. Gamco amended its complaint on November 14, 2005, alleging that we “sold or offered to sell” master processing units as part of the service to be provided to the New York State Lottery. On December 7, 2005, we filed a motion to dismiss the amended complaint, asserting that no equipment, including any master processing units, were sold or offered for sale to the New York State Lottery, and that no alleged infringing equipment was used in the New York State Lottery during the time that Gamco owned the ‘035 Patent. To the extent an amended complaint may survive our motion to dismiss, we intend to vigorously defend the matter. Given the inherent uncertainties in any litigation, we are unable to make any prediction as to the outcome.

Aristocrat Technologies, Inc. On January 27, 2005, Aristocrat Technologies, Inc., filed suit in the United States District Court for the Central District of California, alleging that deployment of our networked central-determinant instant lottery system infringes U.S. Letters Patent No. 4,817,951, entitled “Player Operable Lottery Machine Having Display Means Displaying Combination of Game Result Indicia,” or the ‘951 Patent,. Aristocrat is seeking an injunction, damages, and a trebling of damages for willful infringement. Preliminary research indicates that we have not infringed the ‘951 Patent. A preliminary hearing on patent interpretation was held on December 9, 2005, and trial has been set for September 26, 2006. We intend to vigorously defend this matter. Given the inherent uncertainties in any litigation, we are unable to make any prediction as to the outcome.

HomeBingo Network, Inc. On May 16, 2005, HomeBingo Network, Inc., filed suit in the United States District Court for the Northern District of New York, against us and the gaming entity of the Miami Tribe of Oklahoma, alleging that deployment of Reel Time Bingo and other bingo games infringes U.S. Letters Patent No. 6,186,892, entitled “Bingo Game for Use on the Interactive Communication Network which Relies upon Probabilities for Winning.” HomeBingo seeks an injunction, damages in the amount of a reasonable royalty, and a trebling of damages for willful infringement. We received no demand or prior indication that this suit would be filed. The Miami Tribe of Oklahoma has been dismissed from the lawsuit on the basis of tribal immunity, and as such, a lack of jurisdiction. The litigation is in the discovery phase. We intend to vigorously defend this matter. Given the inherent uncertainties in any litigation, we are unable to make any prediction as to the outcome.

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

Recently, the DOJ made available to the public proposed legislation the agency has drafted amending the Johnson Act. The proposed legislation, if enacted, could materially and adversely affect our Class II gaming market. The proposed legislation would classify electronic technological aids used by Native American tribes in Class II games, such as bingo, as gambling devices and would authorize the use of such Class II devices by Native American tribes only if such devices are certified by the NIGC as Class II technological aids. The proposed legislation establishes criteria that must be met in order for the NIGC to certify the gambling devices as Class II technological aids. The criteria would restrict the speed of the Class II games, as well as the depictions and graphics used in the games, thereby rendering the game potentially less appealing to customers.

Development Agreements. In April 2004, we received a letter from the NIGC advising us that our agreements with a certain customer may constitute a management contract requiring the approval of the NIGC Chairman. We have maintained that the agreement relied on by the NIGC was an old, outdated agreement that was not applicable to the customer’s gaming facility. The NIGC has taken no further action in this matter.

On November 30, 2004, we received letters from the Acting General Counsel of the NIGC advising us that our development agreements with certain other tribes may evince a proprietary interest by us in the tribes’ gaming activities in violation of IGRA, and the tribes’ gaming ordinances, based on the fee we receive under the agreement. The NIGC invited us and the tribes to submit any explanation or information that would establish that the agreement terms do not violate the requirement that the tribes maintain the sole proprietary interest in the gaming operation. The NIGC letters also advised that some of the agreements may also constitute management contracts, thereby requiring the approval of the Chairman of the NIGC.

We have responded to the NIGC, explaining why the agreements do not violate the sole proprietary interest prohibition of the IGRA or constitute management agreements. Furthermore, we will vigorously contest any action by the NIGC that would adversely affect our agreements with the tribes. To date, the NIGC has take no further action in this matter.

If certain of our development agreements are finally determined to be management contracts or to create a “proprietary interest” of ours in tribal gaming operations, there could be material adverse consequences to us. In that event, we may be required, among other things, to modify the terms of such agreements. Such modification may adversely affect the terms on which we conduct business, and have a significant impact on our financial condition and results of operations from such agreement and from other development agreements that may be similarly interpreted by the NIGC.

Our contracts could be subject to further review at any time. Any further review of these agreements by the NIGC, or alternative interpretations of applicable laws and regulations could require substantial modifications to those agreements, or result in their designation as “management contracts,” which could materially and adversely affect the terms on which we conduct business.

Other Litigation. In addition to the threat of litigation relating to the Class II or Class III status of our games and equipment, we are the subject of various pending and threatened claims arising out of the ordinary course of business. We believe that any liability resulting from these various other claims will not have a material adverse effect on our results of operations or financial condition.

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

Fiscal Quarter	High	Low
First Quarter 2004	$22.42	$17.25
Second Quarter 2004	26.43	19.33
Third Quarter 2004	26.82	21.33
Fourth Quarter 2004	27.58	14.25

First Quarter 2005	$15.84	$11.98
Second Quarter 2005	15.00	7.51
Third Quarter 2005	11.98	6.71
Fourth Quarter 2005	12.80	9.36

There were approximately 67 holders of record of our common stock on December 7, 2005, including shares held in street name by Cede & Co. We believe that the shares held in street name are held for more than 5,300 beneficial owners.

We have never declared or paid any cash dividends on our common stock. We intend to retain our earnings to finance growth and development, and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of any dividends on the Common Stock would be at the sole discretion of our Board of Directors, subject to the terms of our Credit Facility, our financial condition, capital requirements, future prospects, and other factors deemed relevant.

Summary of Stock Repurchases

(Unaudited)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
July 1, 2005 to July 31, 2005	12,100	$10.70	12,100	1,160,409
August 1, 2005 to August 31, 2005	35,500	9.89	35,500	1,124,909
September 1, 2005 to September 30, 2005	79,000	$9.83	79,000	1,045,909

Total	126,600	$9.93	126,600

For a description of our authorized stock repurchase plans, see “PART II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Equity Compensation Plan Information

(Unaudited)

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)	Weighted-average exercise price of outstanding options, warrants, and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders	4,827,570	$6.68	2,113,716
Equity compensation plans not approved by security holders	881,000	6.74	—

Total	5,708,570	$6.69	2,113,716

(1)	Stock Plans are discussed in further detailed under “PART IV – Item 15. Financial Statements – Note 9. Stockholders’ Equity.”

ITEM 6. Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this Annual Report.

	Years Ended September 30,
	2005	2004	2003	2002	2001
	(In thousands, except per-share amounts)
Income Statement Data:
Revenues	$153,216	$153,675	$124,673	$94,794	$46,157
Operating income	29,822	50,431	50,731	40,406	11,623
Net income	17,643	32,772	31,655	25,265	6,672
Earnings per share:
Basic	0.64	1.19	1.22	1.01	0.37
Diluted	0.60	1.07	1.08	0.87	0.29
Balance Sheet Data:
Working capital (deficit)	$(19,401)	$249	$18,180	$11,477	$3,476
Total assets	254,692	217,407	143,730	86,190	44,667
Long-term obligations	37,317	14,685	12,795	1,754	2,000
Stockholders’ equity	158,917	150,147	102,112	65,512	32,368

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading supplier of interactive systems, electronic games, and gaming terminals for the Native American gaming market, as well as the growing racetrack casino, charity and commercial bingo and video lottery markets. We design and develop networks, software and content that provide our customers, among other things, comprehensive gaming systems delivered through a telecommunications network that links our gaming terminals with one another, both within and among gaming facilities. Our ongoing development and marketing efforts focus on Class II and Class III gaming systems and products for use by Native American tribes throughout the United States, video lottery systems and other products for domestic and international lotteries, and products for charity and commercial bingo opportunities.

We derive the majority of our gaming revenues from the placement of gaming terminals, gaming terminal content licenses, and back-office equipment, which we collectively refer to as gaming equipment, under participation arrangements. To a lesser degree, we derive revenue from the placement of gaming equipment in the Washington State Class III market under lease-purchase or participation arrangements, and from the back-office fees generated by those video lottery systems. We also generate gaming revenues in return for providing the central determinant system for a network of gaming terminals operated by the New York State Division of the Lottery. A significantly smaller portion of our revenues is generated from the sale of gaming equipment in the Class III market in Washington State, except for a relatively few periods during which market conditions result in a temporary increase in the number of gaming terminals sold during the period (e.g., the opening of a new casino, or a change in the law that allows existing casinos to increase the number of gaming terminals permitted under prior law).

Class II Market

We derive our Class II gaming revenues from participation arrangements with our Native American customers. Under participation arrangements, we retain ownership of the gaming equipment installed at our customers’ tribal gaming facilities, and receive revenue based on a percentage of the hold per day generated by each gaming system. Our portion of the hold per day is reported by us as “Gaming revenue – Class II” and represents the total amount that end users wager, less the total amount paid to end users for prizes, and the amounts retained by the facilities for their share of the hold.

Our New Generation gaming system operates at a speed considerably faster than our Legacy system, generally resulting in end users playing a greater number of games on our New Generation system in the same amount of time. As a result of the faster speed of play and higher payout ratios, we believe that end users derive a higher level of satisfaction from playing our New Generation games. We believe that this enhanced satisfaction results in end users playing more games and for longer periods of time than on our Legacy system, resulting in higher play on our New Generation system. In November 2003, we introduced and began deploying our Gen4 back-office system, which enables us to produce games with bonus rounds and wide-area progressives, provides more end-user enjoyment, and also provides better networking capabilities among gaming systems. Furthermore, our Gen4 gaming system allows us to operate multiple gaming engines within a single facility. This will be especially beneficial in certain Oklahoma facilities where the operators have decided to continue offering Class II games after they begin offering the new Class III games that are permitted under the tribal-state compact. In July 2005, we introduced and began deploying our Gen5 gaming system to our Class II markets. The Gen5 product features a more robust database for accounting, player tracking and database marketing, enhanced hardware and software redundancy, the ability to provide customers with currency accounting and player tracking support for third-party vendor games, and the ability to offer Class II and Class III compacted games on a single integrated system.

As the market has grown, we have seen new competitors with significant gaming experience and financial resources enter the Class II market. As the rules and regulations governing Class II gaming are clarified by court decisions and by new rule-making procedures, we expect there to be even more competition. New tribal-state compacts, such as the Oklahoma gaming legislation passed by referendum in 2004, has also led to increased competition from such competitors. In addition, we continue to experience an extended period of uncertainty relative to enforcement of existing restrictions on non-Class II devices, which is forcing us to continue competing against games that do not appear to comply with the published regulatory restrictions on Class II games. As a result of this increased competition in Oklahoma, and conversion to games played under the compact, we have and may continue to experience pressure on our pricing model and hold per day, with the result that gaming providers are competing on the basis of price as well as the entertainment value and technological superiority of their products. While we will continue to compete by regularly introducing new and more entertaining games with technological enhancements that we believe will appeal to end users, we believe that the level of revenue retained by our customers from their installed base of gaming terminals will become a more significant competitive factor, one that may require us to change the terms of our participation arrangements with customers. Consequently, we believe that a simple business model based upon the average hold per gaming terminal per day will become less relevant in predicting our performance, as our participation arrangements with customers become less standardized and more complex.

Class III Market

The majority of our Class III gaming equipment in Washington State have been sold to customers outright, for a one-time purchase price, and are reported in our results of operations as “Gaming equipment, system sale and lease revenue.” Certain game themes we use in the Class III market have been licensed from third parties and are resold to customers along with our Class III gaming terminals. Revenues from the sale of Class III gaming equipment are recognized when the units are delivered to the customer, and the licensed games installed. To a considerably lesser extent, we also enter into either participation arrangements or lease-purchase arrangements for our Class III gaming terminals, on terms similar to those used for our gaming terminals in the Class II market.

We also receive back-office fees based on a share of the hold per day from both leased and sold gaming equipment in Washington State. Back-office fees cover the service and maintenance costs for back-office servers installed in each facility to run our Class III games, as well as the cost of related software updates.

In December 2003, we installed the first gaming terminals for TILG in California. TILG is a one-touch game based on a simulated scratch-off lottery ticket, and employs our central determinant system technology. In January 2005, we removed all of the deployed TILG terminals, and redeployed a significant number of these original placements as Reel Time Bingo.

In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. This legislation was subject to approval in a statewide referendum, which was subsequently obtained in the November 2004 elections. The Oklahoma gaming legislation allows the tribes to sign a compact with the State of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma will be allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. On March 30, 2005, our bonanza-style bingo games became the first such games played in the state. As of September 30, we had placed more than 1,076 gaming terminals at thirteen facilities that are operating under the Oklahoma compact.

Charity and Commercial Bingo Market

In December 2003, we began installing a high speed, standard bingo game for the charity market in Alabama and as of September 30, 2005, we had 2,395 gaming terminals installed in three facilities. Charity bingo and other forms of charity gaming are operated by or for the benefit of nonprofit organizations for charitable, educational and other lawful purposes. These games are typically only interconnected within the gaming facility where the terminals are located. Regulation of charity gaming is vested with each individual state, and in some states, regulatory authority is delegated to county or municipal governmental units. We typically place gaming terminals under participation arrangements in the charity market and receive a percentage of the hold per day generated by each of the gaming terminals. In addition, during July 2004, we began installing a limited number of charity gaming units in the state of Louisiana

State Video Lottery Market

Beginning in January 2004, we began the first operation of our central determinant system for the video lottery terminal network that the New York Lottery operates at licensed New York State racetrack casinos. As payment for providing and maintaining the central determinant system, we receive a small portion of the network-wide hold per day.

Development Agreements

As we seek to continue the growth in our customer base and to expand our installed base of linked gaming terminals, a key element of our strategy has become entering into joint development agreements with various Native American tribes to help fund new or expand existing tribal gaming facilities. Pursuant to these agreements, we advance funds to the tribes for the construction of new tribal gaming facilities or for the expansion of existing facilities. The agreements typically provide that a portion of the amounts retained by the gaming facility for their share of the hold per day be used to repay some or all of the advances.

Amounts advanced that are in excess of those to be reimbursed by such tribes for real property and land improvements are allocated to an “other asset” and are generally amortized over the life of the contract. Amounts advanced that relate to personal property owned by us and located at the tribal gaming facility are carried in our “property and equipment,” and depreciated over the estimated useful life of the asset.

In return for the amounts advanced by us, we received a commitment for a fixed number of gaming terminal placements in the facility, and a fixed percentage of the hold per day from those units over the term of the agreement. Certain of the agreements contain performance standards for our gaming terminals that could allow the facility to reduce a portion of our gaming terminals. To date, we have entered into development agreements for an aggregate commitment to advance approximately $157.9 million. As of September 30, 2005, we had advanced a total of $106.9 million under such agreements and expect to advance the remaining $51.0 million over the next twelve to twenty-four months.

We are in various stages of discussion with new and existing tribal customers to provide funding for similar opportunities under additional development agreements. For further discussion regarding our development agreements, see “PART 1 – Item 1. Business – Risk Factors.”

Recent Developments

Recently, the DOJ made available to the public proposed legislation the agency has drafted amending the Johnson Act. The proposed legislation, if enacted, could materially and adversely affect our Class II gaming market. The proposed legislation would classify electronic technological aids used by Native American tribes in Class II games, such as bingo, as gambling devices, and would authorize the use of such Class II devices by Native American tribes only if such devices are certified by the NIGC as Class II technological aids. The proposed legislation establishes criteria that must be met in order for the NIGC to certify the gambling devices as a Class II technological aid. The criteria would restrict the speed of the Class II games, as well as the depictions and graphics used in the games, thereby rendering the game potentially less appealing to the customers.

Results of Operations

The following tables set forth our end-of-period and average installed base of gaming terminals for the years ended September 30, 2005, 2004 and 2003.

	At September 30,
	2005	2004	2003
End-of-period installed gaming terminal base:
Class II gaming terminals
Reel Time Bingo	9,189	9,805	8,473
MegaNanza	—	—	288

New Generation system	9,189	9,805	8,761
Legacy system	461	846	1,498
Oklahoma compacted games	1,076	—	—
Other gaming terminals	2,565	2,753	—

	Years Ended September 30,
	2005	2004	2003
Average installed gaming terminal base:
Class II gaming terminals
Reel Time Bingo	10,035	8,830	4,573
MegaNanza	—	20	2,277

New Generation system	10,035	8,850	6,850
Legacy system	638	1,168	1,966
Oklahoma compacted games	400	—	—
Other gaming terminals	2,942	1,292	—

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included under Item 15. Exhibits and Financial Statement Schedules.

Fiscal 2005 Compared to Fiscal 2004

Total revenues for 2005 were $153.2 million, compared to $153.7 million in 2004, a $459,000 decrease. The decrease primarily relates to reduction in gaming equipment and system sales of $7.2 million, and a decrease in Class II revenue of $5.8 million. Those decreases were partially offset by a $9.2 million increase in revenues generated by the charity market.

Gaming Revenue – Class II

•	Class II gaming revenue decreased by $5.8 million, or 5%, from $119.6 million in 2004 to $113.8 million in 2005.

•	Legacy revenue decreased $3.6 million, or 46%, to $4.2 million in 2005, from $7.8 million in 2004. The average installed base of Legacy gaming terminals decreased 45%, which was partially offset by an 8% increase in hold per day.

•	For 2005, New Generation system revenues, which include Reel Time Bingo and MegaNanza games, were $109.6 million, compared to $111.7 million in 2004, a $2.1 million, or 2% decrease. The average installed base of gaming terminals increased 13%, but was partially offset by a 7% lower average hold per day. During 2005, 1,147 Reel Time Bingo gaming terminals were converted to games played under the compact.

•	Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, increased $2.4 million to $2.5 million in 2005, compared to $53,000 for 2004, since several facilities covered under development agreements opened during fiscal 2005.

Gaming Revenue – Charity

•	Charity gaming revenues increased $9.2 million, to $18.8 million for 2005, compared to $9.6 million for the same period of 2004. The average installed gaming terminal base increased 178% in 2005 compared to 2004, but was partially offset by a 25% decrease in the average hold per day resulting from facilities increasing their install base to maximize earnings. In December 2003, we began installing our first electronic gaming terminals in the Alabama charity market. The greater average installed gaming terminal base increased primarily because these terminals were installed for the entire year. Two existing Alabama facilities also expanded in 2005. In addition, during July 2004, we began installing terminals in Louisiana.

Gaming Revenue – All Other

•	Class III rental and back-office fees increased 15%, to $5.8 million in 2005, from $5.0 million during the same period of 2004.

•	In March 2005, we began converting Reel Time Bingo gaming terminals to games that could be played under the Oklahoma compact. These games generated revenue of $2.5 million in 2005, compared to no revenue in 2004. At September 30, 2005, 1,076 gaming terminals were installed.

•	Other recurring gaming revenue generated from TILG, which was launched late in the first quarter of fiscal 2004, decreased to $3.8 million for 2005, compared to $5.0 million in same period of 2004. TILG revenue decreased due to the conversion of TILG terminals to Reel Time Bingo during the second quarter of 2005.

•	Revenues from the New York lottery system increased to $2.1 million in 2005 from $1.0 million in 2004. We began generating revenues from the central determinant system for the New York Lottery in January 2004. Currently, five of the nine planned racetrack casinos are operating, with approximately 5,600 total terminals. To date, we have realized substantially less revenue than anticipated from our New York Lottery operations, in significant part due to delays in the opening of planned operations at several racetrack casinos. We are nevertheless required to incur ongoing expenses associated with development and maintenance of the New York video lottery system, and we do not currently expect to have profitable operations there until one or more of the larger racetrack casinos open.

Gaming Equipment and System Sale and Lease Revenue and Cost of Sales

	2005		2004
Gaming equipment and system revenue	$2,124		$8,820
Cost of gaming equipment and systems sold	1,067		4,671

	1,057	50%	4,149	47%

License revenue	$2,207		2,538
Cost of licenses sold	1,179		1,017

	1,028	47%	1,521	60%

Lease Revenue	—		188

Cost of royalty fees	1,390		872

Gaming terminal and system revenue reflected the sale of 49 gaming terminals in 2005, compared to 804 gaming terminals in 2004, and both years included one system sale. The 2005 gaming equipment sale revenue and cost of sales includes revenues of $1.1 million and cost of sales of $368,000 related to a certain equipment sale being recognized ratably over the term of the agreement. The Fiscal 2005 cost of gaming equipment and systems sold includes $150,000 related to a loss recorded on the systems sale to the Israel National Lottery. Fiscal 2006 margins will be negatively impacted by the recognition of revenue and costs associated with this sale. The higher license sales in 2004 relate primarily to increased gaming equipment sales during that year. In 2004, licenses that had been partially depreciated were sold, increasing the margin in that year. Lease revenue decreased in 2005 compared to 2004, because there were no longer any customers on lease-purchase agreements. Royalty fees increased due to higher revenue on some licensed game themes in play, and to contractual minimum payments.

Selling, general and administrative expenses increased to $62.7 million in 2005, from $59.4 million in the same period of 2004. The increase continues to reflect higher salaries and wages and the related employee benefits and taxes, which increased approximately $3.7 million, due to the additional personnel hired to develop our gaming systems and content, and to monitor and develop proposals to address opportunities in both domestic and international markets. At September 30, 2005, we employed 462 full-time and part-time employees, compared to

444 at September 30, 2004. Legal, professional and lobbying fees increased approximately $2.8 million, primarily as a result of increased legal and professional services related to our research of new products, entry into new markets and external Sarbanes-Oxley compliance costs. Advertising and promotion expense decreased $2.0 million, due to our entrance into new markets early in fiscal 2004. Repairs and maintenance, transportation, and related costs decreased by $1.9 million, due to start-up expenses in fiscal 2004’s fourth quarter for the large charity installations made in the first quarter of fiscal 2005. Bad debt expense decreased $192,000, as certain accounts receivable, previously reserved for, were recovered. The fiscal 2005 reduction in travel costs of $514,000 was due to increased fiscal 2004 travel related to the entrance into new markets.

Effective September 30, 2005, we accelerated the vesting for certain out-of-the-money unvested stock options previously awarded to employees and directors under our stock option plans. We made the decision to immediately vest these options to avoid future compensation expense related to those options upon adoption of Financial Accounting Standards Board’s, or FASB’s issuance of Statement of Financial Accounting Standards, or SFAS No. 123 (Revised 2004). With this action, options to purchase 311,625 shares of the our common stock, at a price ranging from $10.15 to $21.53, that would otherwise have vested at various times over the next four years became fully vested. Absent the acceleration of these options, upon adoption of SFAS No. 123(R) on October 1, 2005, we would have been required to recognize approximately $1.5 million in pre-tax compensation expense from these options over their remaining vesting terms. This current estimate was calculated using the Black-Scholes model. By vesting the selected previously unvested options, that amount of stock-based compensation expense under SFAS No. 123 will only be reflected in our footnote disclosures under the pro forma disclosure provisions of SFAS No. 148.

Depreciation expense increased 50%, to $52.3 million in 2005, from $34.8 million in 2004, primarily as the result of an increase in the number of gaming terminals in our rental pool. Amortization expense increased to $4.8 million in 2005, compared to $2.5 million in 2004. The majority of the increase was related to amortization of license agreements for gaming content and internally developed software.

Interest income increased 78%, to $2.0 million in 2005, from $1.1 million in 2004, due to the higher balance of notes receivable bearing variable interest rates resulting from advances under certain development agreements.

Interest expense amounted to $2.7 million for 2005 and $1.5 million for 2004, due to an increase in amounts outstanding under our Credit Facility. As we continue to fund our capital commitments pursuant to our joint development agreements and otherwise, we will likely be required to borrow more money under our Credit Facility. As a result, our interest expense will likely continue to increase in the future.

Income tax expense decreased to $11.5 million for 2005, compared to an income tax expense of $17.3 million in 2004. These figures represent effective tax rates of 39.4% and 34.5% for fiscal 2005 and 2004. The fiscal 2004 tax provision was positively affected primarily by certain one-time adjustments related to a favorable Internal Revenue Service, or IRS, examination, and a lower-than-expected actual state tax rate, resulting from lower apportionment factors and the amount of federal taxable income apportioned to states with lower tax rates than anticipated previously in our estimated effective state tax rate. We expect our fiscal 2006 effective rate to be between 39% to 40%. This rate could be affected by an ongoing Internal Revenue Service audit.

Our tax years ended 2002, 2003 and 2004 are currently under exam from the IRS. We have received a proposed adjustment of approximately $835,000 relating to the deductibility of certain lobbying expenses the IRS has determined should be disallowed. The IRS has not made an assessment and if the IRS does make an assessment, we may appeal the determination. If the assessment is upheld, our effective tax rate would be higher for the year ended September 30, 2006.

Fiscal 2004 Compared to Fiscal 2003

Total revenues for 2004 were $153.7 million, compared to $124.7 million in 2003, a 23% increase. This was primarily the result of the increase in revenues generated by Class II electronic gaming, which were $119.6 million for 2004, compared to $102.0 million in 2003, a 17% increase, and the expansion into new markets discussed below contributing additional revenue of $15.6 million. The increase in Class II gaming revenues was primarily the result of a 14% increase in the average number of gaming terminals in daily operation during 2004. Partially offsetting this increase were decreases in gaming terminal and license sale and lease revenue of $4.8 million, or 29%, and in MegaBingo revenue of $314,000, or 100%.

Gaming Revenue – Class II

•	Class II gaming revenues increased by $17.3 million, or 17%, from $102.3 million in 2003 to $119.6 million in 2004.

•	Legacy revenue decreased $2.3 million, or 23%, to $7.8 million in 2004, from $10.2 million in 2003. Legacy’s average installed base decreased 41% in 2004, but was partially offset by a 27% increase in hold per day.

•	For 2004, New Generation system revenues, which include Reel Time Bingo and MegaNanza games, were $111.7 million, compared to $91.8 million in 2003. This increase was related to the greater average installed base of gaming terminals of 29% and was partially offset by a 5% lower average hold per day.

Gaming Revenue – Charity

•	Charity gaming revenues were $9.6 million for 2004, compared to no revenue in 2003. In December 2003, we began installing our first electronic gaming terminals in the Alabama charity market. In addition, during July 2004, we began installing terminals in Louisiana. As of September 30, 2004, we had an installed gaming terminal base of 2,237 units, compared to no units in the prior year.

Gaming Revenue – All Other

•	Class III rental and back-office fees increased 14%, to $5.0 million in 2004, from $4.4 million during the same period of 2003.

•	Other recurring gaming revenue generated from TILG increased to $5.0 million for 2004, compared to no revenue for 2003. The increase relates to our launch of TILG late in the first quarter of fiscal 2004.

•	We began generating revenues from the central determinant system for the New York Lottery in January 2004. Revenue for 2004 was $1.0 million, compared to no revenue for 2003.

Gaming Equipment and System Sale and Lease Revenue and Cost of Sales

	2004		2003
Gaming equipment and system revenue	$8,820		$11,948

Cost of gaming equipment and systems sold	4,671		6,064

	4,149	47%	5,884	49%

License revenue	2,538		3,988
Cost of licenses sold	1,017		2,175

	1,521	60%	1,813	45%

Lease Revenue	188		386

Cost of royalty fees	872		296

Cost of gaming equipment and system revenue reflected the sale of 804 gaming terminals in 2004, as compared to 1,390 gaming terminals in 2003, since two customers opened new facilities in 2003. One system was sold in 2004, with no comparable sales in 2003. The 2004 margin on gaming equipment and system sales remained consistent with 2003. The higher license sales in 2003 relate primarily to the higher gaming equipment sales during that year. In 2004, licenses that had been partially depreciated were sold, increasing the margin in that year. Lease revenue decreased in 2004 compared to 2003, because there were fewer customers on lease-purchase agreements. Royalty fees increased due to higher revenue on some licensed game themes in play, introduction of licensed themes into play during 2004, and the inception of contractual minimum payments.

Bingo prizes and related costs decreased 100% to zero in 2004, from $1.2 million in 2003. The decrease relates to the discontinuation of MegaBingo play during fiscal 2003.

Selling, general and administrative expenses increased 42%, to $59.4 million in 2004, from $41.9 million in 2003, primarily resulting from the increase in personnel hired to address our gaming network and development needs, and the increased business activity from our entrance into new markets. Salaries, wages and employee benefits increased approximately $5.5 million, due to additional personnel hired to address our gaming network and development needs and the pursuit of new business. At September 30, 2004, we employed 444 full-time and part-time employees, compared to 336 at September 30, 2003. The increased number of gaming terminals in the field increased repairs and maintenance, transportation and related costs by $4.0 million. Travel costs increased approximately $1.3 million, due to the greater number of employees, the pursuit of new business and the temporary assignment of employees related to the New York Lottery, the charitable bingo market, and TILG. Advertising and promotions costs increased $1.3 million, as a result of our entrance into new markets. Legal, professional and lobbying fees increased approximately $1.4 million, primarily as a result of increased legal and professional services related to our research of new products and entry into new markets.

Depreciation expense increased 64%, to $34.8 million in 2004, from $21.2 million in 2003, primarily as a result of a 37% increase in the average installed base of terminals under participation arrangements. Amortization expense increased to $2.5 million in 2004, compared to $1.1 million in 2003. The majority of the increase was related to amortization of internally developed software.

Interest income increased 241%, to $1.1 million in 2004, from $328,000 in 2003. The increase was primarily related to interest accrued on notes receivable, primarily related to our loan to the Lytton Rancheria tribe, and advances under our development agreements and higher interest-earning cash balances.

Interest expense amounted to $1.5 million for 2004 and $309,000 for 2003, due to an increase in long-term debt and capital leases in 2004. Capital leases increased primarily as a result of our financing certain equipment related to the New York Lottery, while long-term debt has primarily increased as a result of funding development agreements.

Income tax expense decreased to $17.3 million for 2004, compared to an income tax expense of $19.1 million in 2003. These figures represent effective tax rates of 34.5% and 37.6% for fiscal 2004 and 2003. The fiscal 2004 tax provision was positively affected, primarily by certain one-time adjustments related to a favorable Internal Revenue Service examination, and a lower-than-expected actual state tax rate resulting from lower apportionment factors and a greater amount of federal taxable income apportioned to states with lower tax rates than anticipated previously in our estimated effective state tax rate.

Recent Accounting Pronouncements Issued

In December 2004, the FASB, issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) are required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a rule that amended the required application date of 123(R) from interim or annual reporting periods beginning after June 15, 2005, to the beginning of the entity’s next fiscal year. We adopted SFAS 123(R) on October 1, 2005, and are currently evaluating the effect adoption of SFAS 123(R) will have on our overall results of operations and financial position; however, management expects to record compensation expense relative to our employee stock options.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The early adoption of SFAS No. 153 did not have a material impact on our financial position and results of operations.

In March 2005, the FASB issued Financial Interpretation No.47, or FIN 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB SFAS 143.” FIN 47 requires asset retirement obligations to be recorded when a legal obligation exists even though the timing and/or method of the settlement of such obligations is conditional on a future event. FIN 47 is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of FIN 47 will have a material impact on our financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB SFAS No. 3, which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles and also to changes required by an accounting pronouncement that does not contain specific transition provisions. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20, Accounting Changes, for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will be adopting SFAS No. 154, effective October 1, 2006 and do not expect the adoption to have a material impact on our financial position and results of operations. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements.

Liquidity and Capital Resources

At September 30, 2005, we had unrestricted cash and cash equivalents of $118,000, compared to $4.8 million at September 30, 2004. Our working capital for 2005 decreased to a working capital deficit of $19.4 million, compared to $249,000 for 2004. The working capital deficit as of September 30, 2005 was the result of our repurchases of treasury stock, our continued investment in development agreements, and acquisition of property and equipment and leased gaming equipment. During 2005, we used $10.9 million to purchase treasury stock, $48.1 million for capital expenditures of property and equipment, and advanced $44.7 million, net of amounts reimbursed, under development agreements. At September 30, 2004, we had a $5.0 million federal and state tax receivable and at September 30, 2005, we had a $3.3 million federal and state tax payable.

As of September 30, 2005, our total contractual cash obligations were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Revolving lines of credit(1)	$1,467	$22,277	$8,769	$—	$32,513
Long-term debt(2)	11,006	5,810	99	—	16,915
Capital leases(3)	3,945	854	—	—	4,799
Operating leases(4)	1,607	2,815	2,589	—	7,011
Purchase commitments(5)	5,832	2,038	288	1,560	9,718
Payments due under employment agreement(6)	250	500	500	2,083	3,333
Gaming facility joint development agreements(7)	38,411	12,609	—	—	51,020

Total	$62,518	$46,903	$12,245	$3,643	$125,309

(1)	The revolving credit lines bear interest at a rate of Prime plus 1.25% (8.0% as of September 30, 2005).
(2)	Consists of various three-to-five-year loans for the purchase of automobiles and property and equipment at an overall average annual interest rate of 8.24%, a five-year loan related to financing our corporate aircraft at an annual interest rate of LIBOR plus 2.75% (9.2% as of September 30, 2005), and amounts borrowed under our Credit Facility at annual interest rate of Prime plus 1.25% (8.0% as of September 30, 2005).
(3)	Consists of various three-year capital leases for property and equipment at an overall average annual interest rate of 7.47%.
(4)	Consists of operating leases for our facilities and office equipment that expire at various times through 2010.
(5)	Consists of commitments to order third-party license agreements and for the purchase of gaming terminals.
(6)	Represents the expected future payments due, based on life expectancy tables, to Gordon Graves for his noncompete agreement entered into under his Employment Agreement, further discussed under “PART IV - Item 15. Financial Statements – Note 10. Commitments and Contingencies.”
(7)	Represents commitments for payments toward development and construction and/or expansion of tribal gaming facilities. For purposes of this table, cash obligations under development agreements are considered payable over the next twelve to twenty-four months, although the actual timing of payments may extend beyond twenty-four months, depending on the number and schedule of development projects ongoing at any given time.

During fiscal 2005, we generated cash from operations of $80.1 million, compared to $76.0 million during 2004. This $4.1 million increase in cash generated from operations over the prior period was primarily a result of the payment timing related to accounts payable, as well as the timing of accounts and notes receivable collections and income taxes.

Cash used in investing activities decreased to $101.9 million in 2005, from $112.5 million in 2004. The decrease resulted from a decrease in cash capital expenditures of $22.8 million to $48.1 million in 2005, down from $70.9 million in 2004. Fiscal 2004’s capital expenditures were higher, due to the expansion into new markets. This decrease was partially offset by an increase in net amounts advanced under development agreements during fiscal 2005 of $10.3 million to $44.7 million, compared to $34.4 million in fiscal 2004.

During the year ended September 30, 2005, cash and financed capital expenditures consisted of:

	Cash Capital Expenditures	Financed Capital Expenditures	Total
Gaming equipment	$30,749	$575	$31,324
Third-party gaming content licenses	11,148	—	11,148
Tribal gaming facilities and portable buildings	2,323	—	2,323
Third-party software costs	3,128	—	3,128
Vehicles	87	445	532
Other	691	—	691

Total	$48,126	$1,020	$49,146

Cash provided by financing activities for 2005 was $17.1 million, compared to $14.9 million in 2004. During 2005, we collected $1.9 million from the exercise of warrants and options and the related tax benefit, compared to $19.0 million in 2004. Cash flow provided by financing activities for the year ended September 30, 2005 also included proceeds from long-term debt of $10.0 million, drawn on the term loans under our Credit Facility described below, compared to $7.7 million for the year ended September 30, 2004. Net borrowings under our revolving line of credit were $27.8 million for fiscal 2005, compared to no borrowing during fiscal 2004.

Our projected capital expenditures for the next year will consist of gaming terminals and related gaming equipment that are placed with our customers under participation arrangements, to which we have committed $5.9 million under purchase arrangements with certain vendors, substantial capital outlays of approximately $38.4 million in connection with the joint development of new and expanded tribal gaming facilities, increased costs of maintaining and/or upgrading our rental pool of gaming terminals, and may include substantial capital expenditures in connection with potential acquisitions. In our strategy to partner with current and prospective customers to jointly develop tribal gaming facilities that will house our gaming terminals, and in pursuing any potential acquisitions, we may make expenditures that could significantly affect our cash flow and liquidity, and use a significant portion of both our cash flow from operations and any proceeds we receive from debt or equity financing we might undertake. Our total capital expenditures will depend upon the number of gaming terminals that we are able to place in service during the year, and the number and size of tribal gaming facilities we develop under existing or future agreements. Additional capital expenditures will be required for gaming terminals if we are successful in introducing our games into new markets, such as additional charity bingo markets. In addition to manufacturing our own, we also purchase gaming terminals from Alliance and WMS, and licenses from Alliance, WMS, and Progressive.

To date, we have entered into development agreements (further described under “PART IV – Item 15. Financial Statements – Note 1. Summary of Significant Accounting Policies”) with our customers to provide up to $157.9 million toward the construction of tribal gaming facilities. The development agreements typically require that some or all of the construction advances be repaid to us. As of September 30, 2005, we had advanced a total of $106.9 million under such agreements, and expect to advance the remaining $51.0 million over the next twelve to twenty-four months.

At September 30, 2005, our debt structure consisted of a Credit Facility, which provided us with a $20.0 million term loan facility, or the Term Loan, a $15.0 million revolving line of credit, and a $35.0 million reducing revolving line of credit. As of September 30, 2005, we had drawn $20.2 million under the Term Loan, and had $27.8 million outstanding under the revolving lines of credit.

The Credit Facility contains financial covenants, as defined in the agreement, that include a maximum indebtness to EBITDA ratio of 1.50:1.00, a maximum total liabilities to tangible net worth ratio of 1.25:1.00, a minimum trailing twelve month EBITDA of $60.0 million and a maximum rolling four-quarter capital expenditures’ rate, including advances made under development agreements, of $175.0 million. We were in compliance with these covenants as of September 30, 2005.

We believe that our existing cash and cash equivalents, cash provided from our operations, and amounts available under our Credit Facility can sustain our current operations, which will include a portion of the financing required from us in connection with our development agreements, depending upon the timing and mix of those projects. However, our performance and financial results are, to a certain extent, subject to general conditions in or affecting the Native American gaming industry, and to general economic, political, financial, competitive and regulatory factors beyond our control. If our business does not continue to generate cash flow at current levels, or if the level of funding required in connection with our joint development agreements is greater or proceeds at a pace faster than anticipated, we may need to raise additional financing. Sources of additional financing might include additional bank debt or the public or private sale of equity or debt securities. However, sufficient funds may not be available, on terms acceptable to us or at all, from these sources or any others to enable us to make necessary capital expenditures and to make discretionary investments in the future.

Off Balance Sheet Arrangements

At September 30, 2005, we had $1.0 million in outstanding letters of credit issued under the Revolver to guarantee our performance under certain contracts.

Stock Repurchase Authorizations

Our Board of Directors authorized us to repurchase 900,000 shares of our common stock, effective April 2000, an additional 3,000,000 shares of our common stock, effective September 2001, and an additional 748,690 shares of our common stock, effective July 2004. The timing and total number of shares repurchased will depend upon prevailing market conditions and other investment opportunities. At September 30, 2005, there were approximately 1.1 million shares authorized for repurchase.

During fiscal 2005 and 2004, we repurchased with cash 1,216,591 and 237,500 shares, respectively, of our common stock, at an average cost of $8.96 and $16.09, respectively.

During fiscal 2004, in consideration for stock options exercised by an employee, we received 22,546 shares of our common stock at the fair market value of $20.95 per share at the time of the exchange, and we settled a stockholder’s notes receivable and other amounts owed in exchange for 65,196 shares of our common stock at their fair market value of $24.52 per share at the time of the exchange. During fiscal 2003, we settled a stockholder’s notes receivable in exchange for 61,716 shares of our common stock at their fair market value of $10.44 per share at the time of the exchange.

At September 30, 2005, we had approximately 5.7 million options outstanding, with exercise prices ranging from $1.00 to $21.53 per share. At September 30, 2005, approximately 4.3 million of the outstanding options were exercisable.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. There can be no assurance that actual results will not differ from those estimates. We believe the following represent our most critical accounting policies.

Revenue Recognition. The majority of the our gaming revenue is of a recurring nature and is generated by providing customers gaming terminals, gaming terminal content licenses and back-office equipment, which are collectively referred to as gaming equipment, under participation arrangements. Under these arrangements, we retain ownership of the gaming equipment installed at customer facilities, and receive revenue based on a percentage of the hold per day generated by the gaming equipment. Certain of our arrangements require it to set aside a portion of the facilities’ hold per day to be used to fund facility-specific marketing, advertising, promotions, and service. These amounts are offset against revenue, and deferred in a liability account until expended.

We also generate revenues from the sale or lease of Class III gaming equipment in Washington State and from related back-office fees, based on a share of the hold per day of the installed equipment. Back-office fees cover the service and maintenance costs for back-office servers installed in each gaming facility to run its gaming equipment, as well as the cost of related software updates. For those gaming terminals sold to its customers, the back-office fees are based on a considerably smaller percentage of the hold per day than the revenue share received from terminals being rented under participation agreements.

Revenue from participation arrangements and back-office fees are generally considered both realizable and earned at the end of each gaming day.

We provide gaming solutions to domestic and international lottery organizations through a combination of gaming equipment and gaming systems that utilize central determinant system technology. The equipment and systems are either sold outright for a one-time fee, or are provided on a participation basis, whereby we receive a small portion of the network-wide hold.

We also market a modular suite of software gaming support products, such as player tracking, which enables operators to monitor, manage and track player activity, and slot accounting systems, slot management systems, and slot monitoring systems, collectively referred to as the MGAMe System. The MGAMe system is either sold to customers as a complete system or on a module-by-module basis for a one-time license fee and a recurring fee for post-customer support, or is provided under a participation arrangement.

Revenue from the sale of software is accounted for under Statement of Position 97-2, “Software Revenue Recognition,” or SOP 97-2. If vendor-specific objective evidence of fair value does not exist, the revenue is deferred until such time that all elements have been delivered or services have been performed. If any element is determined to be essential to the function of the other, revenues are generally recognized utilizing the subscription method of accounting over the term of the services that are rendered.

In accordance with the provisions of Emerging Issues Task Force, or EITF, Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, sales that are considered to contain “multiple deliverables” are bifurcated into accounting units based on their relative fair market value, provided each component is not essential to the function of the other. The majority of our multiple-element contracts are for some combination of gaming terminals, content, system software, license fees and maintenance.

Revenues from the stand-alone product sales or separate accounting units are recorded when: a) persuasive evidence of an arrangement exists and the sales price is fixed and determinable; b) delivery has occurred and services have been rendered; and c) collectibility is reasonably assured.

The application of revenue recognition policies is critical, due to the nature of the product sale or license contracts we execute. Revenue recognition for the sale or license of our gaming systems is complex and involves judgment in: a) identifying “multiple deliverables,” since each system contract is generally unique; b) determining the interoperability of certain elements of our hardware and software; and c) assessing the creditworthiness of our customers. While we believe our assumptions are reasonable, these factors significantly influence our decision to recognize or defer revenue from each gaming system, and if different, could materially affect the timing of our revenues.

Property and Equipment and Leased Gaming Equipment. The cost of property and equipment and leased gaming equipment is depreciated over their estimated useful lives, generally using the straight-line method for financial reporting, and accelerated methods for tax reporting purposes. A majority of our assets are susceptible to changes in technology and changes in the competitive marketplace influencing customer preferences in such things as cabinet styles or game titles. These factors could cause us to evaluate and change the estimated lives used to depreciate assets.

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

Development Agreements. We enter into development agreements to provide financing for new tribal gaming facilities, or for the expansion of existing facilities. In return, the customer commits to a fixed number of gaming terminal placements in the facility, and we receive a fixed percentage of those gaming terminals’ hold per day over the term of the agreement. Certain of the agreements contain performance standards for our gaming terminals that could allow the facility to reduce a portion of our guaranteed floor space. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the hold to be used for repayment of some or all of the advances. Amounts advanced in excess of those reimbursed by the customer for real property and land improvements are allocated to intangible assets and amortized over the life of the contract. Amounts related to personal property owned by us and located at the tribal gaming facility are carried in our property and equipment and depreciated over the estimated useful life of the related asset or the contract life, whichever is shorter.

Generally, we utilize the term of a contract to amortize the intangible assets associated with development agreements. We review the carrying value of these contract rights at least annually, or whenever changes in circumstances indicate the carrying value of these assets may not be recoverable. While we believe that our estimates and assumptions used in evaluating the carrying value of these assets are reasonable, different assumptions could materially affect either the carrying value or the estimated useful lives of the contract rights.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts related to our accounts receivable and notes receivable that have been deemed to have a high risk of collectibility. We review our accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. We analyze historical collection trends and changes in our customers’ payment patterns, customer concentration, and creditworthiness when evaluating the adequacy of our allowance for doubtful accounts. A large percentage of receivables are with Native American tribes that have their reservations and gaming operations in the state of Oklahoma, and we have concentrations of credit risk with several tribes. Despite the industry, geographic and customer concentrations related to our receivables, due to our historical experience with receivable collections, management considers credit risk to be minimal with respect to accounts receivable. We include any receivable balances that are determined to be uncollectible in our overall allowance for doubtful accounts. Changes in our assumptions or estimates reflecting the collectibility of certain accounts could materially affect our allowance for both trade and notes receivable.

At September 30, 2005 and 2004, our allowance for doubtful trade accounts and notes receivable was $229,000 and $608,000, respectively.

Income Taxes. We apply the provisions of SFAS No. 109 “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax liabilities or assets arise from differences between the tax basis of liabilities or assets and their basis for financial reporting, and are subject to tests of recoverability in the case of deferred tax assets. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements’ carrying amounts of assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

The accounting for income taxes involves significant judgments and estimates, and deals with complex tax regulations. The recoverability of certain deferred tax assets is based in part on estimates of future income and the timing of temporary differences, and the failure to fully realize such deferred tax assets could result in a higher tax provision in future periods.

At September 30, 2005 and 2004 our net deferred tax liability totaled $1.2 million and $11.3 million, respectively.

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

U.S. GAAP Net income to EBITDA Reconciliation

EBITDA is defined as earnings before interest, taxes, amortization, depreciation, and accretion of contract rights. Beginning in the period ending September 30, 2005, accretion of contract rights has been added to the calculation of EBITDA. Prior periods have been adjusted to reflect this change. Although EBITDA is not a measure of performance calculated in accordance with Generally Accepted Accounting Principles (“GAAP”), we believe the use of the non-GAAP financial measure EBITDA enhances an overall understanding of our past financial performance, and provides useful information to the investor because of its historical use by us as a performance measure, and the use of EBITDA by companies in the gaming sector as a measure of performance. However, investors should not consider this measure in isolation or as a substitute for net income, operating income, or any other measure for determining our operating performance that is calculated in accordance with GAAP. In addition, because EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of EBITDA to the most comparable GAAP financial measure, net income, follows:

U.S. GAAP Net Income to

EBITDA Reconciliation

(In thousands)

	2005	2004	2003	2002	2001
Net income	$17,643	$32,772	$31,655	$25,265	$6,672
Add back:
Amortization and depreciation	57,105	37,255	22,286	14,304	10,085
Accretion of contract rights	2,538	53	—	—	—
Interest expense (income), net	722	374	(19)	(243)	560
Income tax expense	11,457	17,285	19,095	15,384	4,391

EBITDA	$89,465	$87,739	$73,017	$54,710	$21,708

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks in the ordinary course of business, primarily associated with interest rate fluctuations.

In June 2003, we entered into a Credit Facility to provide us with additional liquidity to meet our short-term financing needs as further described under “PART III – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “PART IV – Item 15. Financial Statements – Note 6. Credit Facility, Long-Term Debt and Capital Leases.” Pursuant to the Credit Facility, we may borrow up to a total of $70 million under a $20 million term loan, a $15 million revolving line of credit, and a $35 million reducing revolving line of credit. The entire Credit Facility bears an adjustable interest rate of prime plus 1.25%.

In connection with the joint development agreements we enter into with many of our Native American tribal customers, we are required to advance funds to the tribes for the construction and development of tribal gaming facilities, some of which are required to be repaid. It is anticipated that some of these receivables will have fixed interest rates.

We also receive notes receivable for the sale of gaming terminals and licenses at fixed and variable interest rates.

As a result of our adjustable interest rate notes payable and fixed interest rate notes receivable described above, we are subject to market risk with respect to interest rate fluctuations. Any material increase in prevailing interest rates could cause us to incur significantly higher interest expense.

We estimate that a hypothetical increase of 100 basis points in interest rates would increase our interest expense by approximately $414,000, based on our variable debt outstanding of $41.1 million as of September 30, 2005. We do not currently manage this exposure with derivative financial instruments.

ITEM 8. Financial Statements and Supplementary Data

The financial statements filed in this Annual Report on Form 10-K are listed in the Index to Financial Statements appearing in PART IV, Item 15.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of disclosure control and procedures. An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of the Company’s fiscal year. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s report on internal control over financial reporting. Management’s report on internal control over financial reporting, which appears on page 47 of this Report, is incorporated herein by reference.

ITEM 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Form 10-K, because we will file a definitive Proxy Statement pursuant to Regulation 14A, or Proxy Statement, not later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this report:

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders

Multimedia Games, Inc.

Management of Multimedia Games, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Multimedia Games, Inc.’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of Multimedia Games, Inc.’s internal control over financial reporting as of September 30, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment and those criteria, we believe that Multimedia Games, Inc. maintained effective internal control over financial reporting as of September 30, 2005.

Multimedia Games, Inc.’s independent auditors, BDO Seidman, LLP, have issued an attestation report dated December 12, 2005 on management’s assessment of Multimedia Games, Inc.’s internal control over financial reporting. That report is included herein.

/s/ Clifton E. Lind
Clifton E. Lind
Chief Executive Officer

/s/ Craig S. Nouis
Craig S. Nouis
Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Multimedia Games, Inc.

Austin, Texas

We have audited the accompanying consolidated balance sheets of Multimedia Games, Inc., as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multimedia Games, Inc. at September 30, 2005 and 2004, and the results of its operations and its cash flows for the each of the three years in the period ended September 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Multimedia Games, Inc.’s internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 12, 2005, expressed an unqualified opinion thereon.

BDO Seidman, LLP

Houston, Texas

December 12, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Multimedia Games, Inc.

Austin, Texas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that Multimedia Games, Inc. (the “Company”) maintained effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Multimedia Games, Inc. maintained effective internal control over financial reporting as of September 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Multimedia Games, Inc. as of September 30, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2005, and our report dated December 12, 2005 expressed an unqualified opinion.

BDO Seidman, LLP

Houston, Texas

December 12, 2005

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS

As of September 30, 2005 and 2004

(In thousands, except shares and per-share amounts)

	2005	2004
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$118	$4,768
Accounts receivable, net of allowance for doubtful accounts of $229 and $533, respectively	18,807	10,397
Inventory	414	930
Contract costs in excess of billings	789	—
Prepaid expenses and other	3,177	2,242
Notes receivable, net	9,362	12,299
Federal and state income tax receivable	—	5,044
Deferred income taxes	2,075	1,909

Total current assets	34,742	37,589
Restricted cash and long-term investments	1,068	1,216
Leased gaming equipment, net	37,391	49,781
Property and equipment, net	93,894	83,961
Notes receivable – noncurrent	31,964	20,588
Intangible assets, net	53,674	21,941
Other assets	1,959	2,331

Total assets	$254,692	$217,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt and capital leases	$13,401	$9,713
Accounts payable and accrued expenses	35,349	25,780
Federal and state income tax payable	3,312	—
Deferred revenue	2,081	1,847

Total current liabilities	54,143	37,340
Revolving lines of credit	27,770	—
Long-term debts and capital leases, less current portion	6,498	10,753
Other long-term liabilities	3,049	3,932
Deferred revenue – noncurrent	1,057	2,050
Deferred income taxes	3,258	13,185

Total liabilities	95,775	67,260

Commitments and contingencies (Notes 6, 7, 8, 9, and 10)
Stockholders’ equity:
Preferred stock:
Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding;	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized 30,802,524 and 30,453,245 shares issued, and 27,050,285 and 27,917,597 shares outstanding, respectively	308	305
Additional paid-in capital	67,184	65,157
Treasury stock, 3,752,239 and 2,535,648 shares at cost, respectively	(23,285)	(12,382)
Retained earnings	114,710	97,067

Total stockholders’ equity	158,917	150,147

Total liabilities and stockholders’ equity	$254,692	$217,407

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended September 30, 2005, 2004 and 2003

(In thousands, except per-share amounts)

	2005	2004	2003
REVENUES:
Gaming revenue:
Class II	$113,791	$119,584	$102,292
Charity	18,767	9,557	—
All other	14,174	11,011	4,365
Gaming equipment, system sale and lease revenue	4,331	11,546	16,322
Other	2,153	1,977	1,694

Total revenues	153,216	153,675	124,673

OPERATING COSTS AND EXPENSES:
Bingo prizes and related costs	—	—	1,175
Cost of gaming equipment and systems sold and royalty fees paid	3,636	6,560	8,535
Selling, general and administrative expenses	62,653	59,429	41,946
Amortization and depreciation	57,105	37,255	22,286

Total operating costs and expenses	123,394	103,244	73,942

Operating income	29,822	50,431	50,731

OTHER INCOME (EXPENSE):
Interest income	1,996	1,120	328
Interest expense	(2,718)	(1,494)	(309)

Income before income taxes	29,100	50,057	50,750
Income tax expense	11,457	17,285	19,095

Net income	$17,643	$32,772	$31,655

Basic earnings per share	$0.64	$1.19	$1.22

Diluted earnings per share	$0.60	$1.07	$1.08

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended September 30, 2005, 2004, and 2003

(In thousands, except shares and per-share amounts)

	Common Stock				Treasury Stock
	Number of Shares	Amount	Additional Paid-in Capital	Stockholders’ Notes Receivable	Number of Shares	Amount	Retained Earnings	Total Stockholders’ Equity
Balance, September 30, 2002	27,926,978	$279	$40,857	$(2,417)	2,148,690	$(5,847)	$32,640	$65,512
Exercise of stock options	617,782	6	1,728	—	—	—	—	1,734
Exercise of stock warrants	149,268	2	355	—	—	—	—	357
Stockholders’ notes for stock purchase, net	—	—	—	307	—	—	—	307
Retirement of stockholders’ notes for common stock	—	—	—	644	61,716	(644)	—	—
Tax benefit of stock options exercised	—	—	2,220	—	—	—	—	2,220
Value of options associated with consulting services	—	—	327	—	—	—	—	327
Net income	—	—	—	—	—	—	31,655	31,655

Balance, September 30, 2003	28,694,028	287	45,487	(1,466)	2,210,406	(6,491)	64,295	102,112
Exercise of stock options	1,759,217	18	7,984	—	—	—	—	8,002
Receipt of Company’s common stock as consideration for employee stock option exercise	—	—	—	—	22,546	(472)	—	(472)
Retirement of stockholders’ notes for common stock	—	—	—	1,466	65,196	(1,599)	—	(133)
Purchase of treasury stock	—	—	—	—	237,500	(3,820)	—	(3,820)
Tax benefit of stock options exercised	—	—	11,424	—	—	—	—	11,424
Value of options associated with consulting services	—	—	262	—	—	—	—	262
Net income	—	—	—	—	—	—	32,772	32,772

Balance, September 30, 2004	30,453,245	305	65,157	—	2,535,648	(12,382)	97,067	150,147
Exercise of stock options	349,279	3	1,432	—	—	—	—	1,435
Purchase of treasury stock	—	—	—	—	1,216,591	(10,903)	—	(10,903)
Tax benefit of stock options exercised	—	—	419	—	—	—	—	419
Value of options associated with consulting services	—	—	176	—	—	—	—	176
Net income	—	—	—	—	—	—	17,643	17,643

Balance, September 30, 2005	30,802,524	$308	$67,184	$—	3,752,239	$(23,285)	$114,710	$158,917

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,643	$32,772	$31,655
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Amortization	4,775	2,456	1,099
Depreciation	52,330	34,799	21,187
Accretion of contract rights	2,538	53	—
Write-off of and loss on disposal of long-lived assets	495	1,090	190
Provision for loss on contract	150	—	—
Deferred income taxes	(10,093)	8,757	3,064
Options issued to consultants	176	262	327
Provision for (recovery of) doubtful accounts	(196)	(17)	91
(Increase) decrease in:
Accounts receivable	(9,181)	(4,514)	(1,481)
Inventory	516	1,192	1,983
Contract costs in excess of billings	(789)	—	—
Prepaid expenses and other	(316)	(1,224)	(334)
Federal and state income tax receivable (payable)	8,356	(3,505)	(2,720)
Other long-term liabilities	(485)	703	—
Notes receivable	5,640	(2,921)	(335)
Increase (decrease) in:
Accounts payable and accrued expenses	9,319	5,642	5,614
Deferred revenue	(759)	498	(1,905)

NET CASH PROVIDED BY OPERATING ACTIVITIES	80,119	76,043	58,435

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(48,126)	(70,866)	(48,623)
Acquisition of intangible assets	(9,127)	(6,644)	(5,108)
Restricted cash and long-term investments and other long-term liabilities	—	—	74
Advances under development agreements	(57,487)	(35,775)	(5,844)
Repayments under development agreements	12,837	1,339	4,774
Advances on notes receivable	—	(21,660)	(500)
Repayments of notes receivable	—	21,107	—
Stockholders’ notes receivable, net	—	(37)	307

NET CASH USED IN INVESTING ACTIVITIES	(101,903)	(112,536)	(54,920)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants, and related tax benefit	1,854	18,954	4,311
Proceeds from long-term debt	10,000	7,708	4,371
Principal payments of long-term debt and capital leases	(11,587)	(7,900)	(1,125)
Proceeds from revolving lines of credit	50,370	—	—
Payments on revolving lines of credit	(22,600)	—	—
Purchase of treasury stock	(10,903)	(3,820)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,134	14,942	7,557

Net increase (decrease) in cash and cash equivalents	(4,650)	(21,551)	11,072
Cash and cash equivalents, beginning of period	4,768	26,319	15,247

Cash and cash equivalents, end of period	$118	$4,768	$26,319

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

For the Years Ended September 30, 2005, 2004 and 2003

(In thousands)

	2005	2004	2003
SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$2,392	$1,453	$435

Income tax paid	$13,184	$608	$16,546

NONCASH TRANSACTIONS:
Property and equipment and other assets acquired through:
Capital lease	575	5,280	6,490
Long-term debt	445	1,418	3,610
Issuance of note receivable sale of gaming terminals included in deferred revenue	—	3,375	—
Receipt of Company’s common stock for repayment of stockholders’ note receivable and other	—	1,599	644
Receipt of Company’s common stock as consideration for employee stock option exercise	—	472	—
Noncompete agreement included in intangible assets and other long-term liabilities	—	—	2,047

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Operations – The Company is a leading supplier of interactive systems, electronic games, and gaming terminals for the Native American gaming market, as well as the growing racetrack casino, charity and commercial bingo, and video lottery markets. The Company designs and develops networks, software and content that provide its customers with, among other things, comprehensive gaming systems delivered through a telecommunications network linking its gaming terminals with one another, both within and among gaming facilities, thereby enabling players to simultaneously participate in the same game and to compete against one another to win common pooled prizes. The Company’s ongoing development and marketing efforts focus on Class II and Class III gaming systems and products for use by Native American tribes throughout the United States, or U.S., video lottery systems and other products for domestic and international lotteries, and products for domestic and international charity and commercial bingo facilities. The Company’s gaming systems are typically provided to customers under revenue sharing arrangements, except for video lottery terminals in the Class III market in Washington State, which are typically sold for an up-front purchase price. The Company offers content for its gaming systems that has been designed and developed by the Company, as well as game themes it has licensed from others.

Consolidation Principles – The Company’s financial statements include the activities of Multimedia Games, Inc. and its wholly-owned subsidiaries: MegaBingo, Inc., MGAM Systems, Inc., MGAM Services, LLC, TV Games, Inc. (dissolved April 10, 2003), and Multimedia Creative Services, Inc. (dissolved October 4, 2002). Intercompany balances and transactions have been eliminated.

Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples include provisions for bad debts and contract losses, useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, deferred taxes, and the provision for and disclosure of litigation and loss contingencies. Actual results may differ materially from these estimates in the future.

Reclassifications – Certain reclassifications were made to the prior-period financial statements to conform to the current-period financial statement presentation. These reclassifications did not have an impact on the Company’s previously reported financial position or results of operations.

Revenue Recognition – The majority of the Company’s gaming revenue is of a recurring nature, and is generated under participation arrangements by providing its customers with gaming terminals, gaming terminal content licenses and back-office equipment, collectively referred to as gaming equipment. Under these arrangements, the Company retains ownership of the gaming equipment installed at customer facilities, and receives revenue based on a percentage of the hold per day generated by the gaming equipment. Certain of the Company’s arrangements require it to set aside a portion of the facilities’ hold per day to be used to fund facility-specific marketing, advertising, promotions, and service. These amounts are offset against revenue, and deferred in a liability account until expended. Participation revenue generated from the Company’s Native American Class II product is reported in its results of operations as “Gaming revenue – Class II,” revenue from its charity bingo product is included in “Gaming revenue – Charity,” and participation revenue from the Company’s Tribal Instant Lottery Game, or TILG, and its Native American Class III products, including games played under the Oklahoma Compact, are included in “Gaming revenue – All other.”

The Company also generates revenues from the sale or lease of Class III gaming equipment in Washington State and from related back-office fees based on a share of the hold per day of the installed equipment. Back-office fees cover the service and maintenance costs for back-office servers installed in each gaming facility to run its gaming equipment, as well as the cost of related software updates. These back-office fees are reported in its results of operations as a part of “Gaming revenue – All other.” For those gaming terminals sold to its customers, the back-office fees are based on a considerably smaller percentage of the hold per day than the revenue share received from terminals being rented under participation agreements.

Revenue from participation arrangements and back-office fees is generally considered both realizable and earned at the end of each gaming day.

The Company provides gaming solutions to domestic and international lottery organizations through a combination of gaming equipment and gaming systems utilizing central determinant system technology. The equipment and

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

systems are either sold outright for a one-time fee, or are provided on a participation basis, whereby the Company receives a small portion of the network-wide hold, which is reported in its financial results of operations as a part of “Gaming revenue – All other.”

The Company also markets a modular suite of software gaming support products, such as player tracking, which enables operators to monitor, manage and track player activity, and slot accounting systems, slot management systems, and slot monitoring systems, collectively referred to as the MGAMe System. The MGAMe system is either sold to customers as a complete system or on a module-by-module basis for a one-time license fee and a recurring fee for post-customer support, or is provided under a participation arrangement.

Sales of the Company’s gaming equipment and gaming systems are reported under “Gaming Equipment, system sale and lease revenue.”

Revenue from the sale of software is accounted for under Statement of Position 97-2, “Software Revenue Recognition,” or SOP 97-2. If vendor-specific objective evidence of fair value does not exist, the revenue is deferred until such time that all elements have been delivered or services have been performed. If any element is determined to be essential to the function of the other, revenues are generally recognized utilizing the subscription method of accounting over the term of the services that are rendered.

In accordance with the provisions of Emerging Issues Task Force, or EITF, Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, sales that are considered to contain “multiple deliverables” are bifurcated into accounting units based on their relative fair market value, provided each component is not essential to the function of the other. The majority of its multiple element contracts are for some combination of gaming terminals, content, system software, license fees and maintenance.

Revenues from the stand-alone product sales or separate accounting units are recorded when: a) persuasive evidence of an arrangement exists and the sales price is fixed and determinable; b) delivery has occurred and services have been rendered; and c) collectibility is reasonably assured.

Costs and Billings on Uncompleted Contract – During Fiscal 2005, the Company entered into a fixed-price contract with a customer, pursuant to which it will deliver an electronic instant lottery system. Revenues from this fixed-price contract will be recognized on the completed-contract method.

Contract costs include all direct material and labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies and tools. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. During the fourth quarter of 2005, the company recorded an estimated $150,000 loss related to this contract.

Costs in excess of amounts billed are classified as current assets under costs in excess of billings. Billings in excess of costs are classified under current liabilities as billings in excess of costs on uncompleted contracts.

At September 30, 2005, and 2004, the following amounts were recorded in the Company’s financial statements:

	2005	2004
	(in thousands)
Costs incurred on uncompleted contracts	$6,808	$—
Billings on uncompleted contracts	6,019	—

	$789	—

Included in accompanying balance sheets under the following captions:
Contract costs in excess of billings	$789	—

Cash and Cash Equivalents – The Company considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Restricted Cash and Long-Term Investments – Restricted cash and long-term investments at September 30, 2005 and 2004, was $1.1 million and $1.2 million, respectively, representing the present value of investments held by the Company’s prize fulfillment firm related to outstanding MegaBingo jackpot prizes.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Inventory – The Company’s inventory consists primarily of completed gaming terminals, related component parts and back-office computer equipment expected to be sold within the Company’s next fiscal year. Inventories are stated at the lower of cost (first in, first out) or market.

Development Agreements – The Company enters into development agreements to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to exclusive placement of the Company’s gaming terminals, and the Company receives a fixed percentage of those gaming terminals’ hold per day over the term of the agreement. Certain of the agreements contain performance standards for its gaming terminals that could allow the facility to reduce a portion of the Company’s guaranteed floor space. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the hold to be used for repayment of some or all of the advances. Amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the life of the contract, which is recorded as a reduction of revenue generated from the gaming facility. Amounts related to personal property owned by the Company and located at the tribal gaming facility are carried in the Company’s property and equipment, and depreciated over the estimated useful life of the related asset.

At September 30, 2005 and 2004, the following net amounts related to advances made under development agreements were recorded in the following balance sheet captions:

	2005	2004
	(In thousands)
Included in:
Notes receivable	$38,421	$22,836
Property and equipment, net of accumulated depreciation	9,381	10,343
Intangible assets – contract rights, net of accumulated amortization	39,705	11,662

Property and Equipment and Leased Gaming Equipment – Property and equipment and leased gaming equipment is stated at cost. The cost of property and equipment and leased gaming equipment is depreciated over their estimated useful lives, generally using the straight-line method for financial reporting, and accelerated methods for tax reporting purposes. Gaming terminals placed with customers under participation arrangements are included in leased gaming equipment. Leased gaming equipment includes a “pool” of rental terminals, i.e., the “rental pool.” Rental pool units are those units that have previously been placed in the field under participation arrangements, but are currently back at the Company being refurbished and/or awaiting redeployment. Routine maintenance of property and equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated useful life of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in the Company’s results of operations.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. An analysis of the long-lived assets at September 30, 2005 indicated there was no impairment to these assets’ carrying values.

Equipment under Capital Lease – Equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The cost of leased property and equipment is amortized using the Company’s normal depreciation policy, described under “Property and Equipment and Leased Gaming Equipment.”

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred Revenue – Deferred revenue represents amounts from the sale of gaming equipment and systems that have been billed, or for which notes receivable have been executed, but which transaction has not met the Company’s revenue recognition criteria. The cost of the related gaming equipment and systems has been offset against deferred revenue. Amounts are classified between current and long-term liabilities, based upon the expected period in which the revenue will be recognized.

Other Long-Term Liabilities – Other long-term liabilities at September 30, 2005 and 2004 include the present value of investments held by the Company’s prize fulfillment firm related to outstanding MegaBingo jackpot prize winner annuities of $1.1 million and $1.2 million, respectively. At September 30, 2005 and 2004, other long term liabilities also included $1.8 million and $1.9 million, respectively, representing the present value of estimated payments due Gordon Graves under his covenant not to compete (See Note 9).

Fair Value of Financial Instruments – The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At September 30, 2005 and 2004, the carrying amounts for the Company’s financial instruments, which include accounts and notes receivable, accounts payable, the Credit Facility, and long-term debt and capital leases, approximate fair value.

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

	For the Year Ended September 30, 2005
	(In thousands, except shares and per-share amounts)
	Income	Shares	Per-Share Amount
BASIC EARNINGS PER SHARE:
Net Income available to common stockholders	$17,643	27,580,080	$0.64

DILUTED EARNINGS PER SHARE:
Effect of Dilutive Securities:
Options	—	1,978,583

Income available to common stockholders plus assumed conversions	$17,643	29,558,663	$0.60

At September 30, 2005, options to purchase 845,000 shares of Common Stock at exercise prices ranging from $10.47 to $21.53 per share were outstanding, but were not included in the computation of diluted earnings per share due to their antidilutive effect.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended September 30, 2004
	(In thousands, except shares and per-share amounts)
	Income	Shares	Per- Share Amount
BASIC EARNINGS PER SHARE:
Net Income available to common stockholders	$32,772	27,467,340	$1.19

DILUTED EARNINGS PER SHARE:
Effect of Dilutive Securities:
Options	—	3,169,072

Income available to common stockholders plus assumed conversions	$32,772	30,636,412	$1.07

At September 30, 2004, options to purchase 50,000 shares of Common Stock at exercise prices ranging from $19.93 to $21.53 per share were outstanding, but were not included in the computation of diluted earnings per share due to their antidilutive effect.

	For the Year Ended September 30, 2003
	(In thousands, except shares and per-share amounts)
	Income	Shares	Per-Share Amount
BASIC EARNINGS PER SHARE:
Net Income available to common stockholders	$31,655	25,992,670	$1.22

DILUTED EARNINGS PER SHARE:
Effect of Dilutive Securities:
Options		3,333,976
Warrants	—	89,978

Income available to common stockholders plus assumed conversions	$31,655	29,416,624	$1.08

At September 30, 2003, options to purchase 364,000 shares of Common Stock at exercise prices ranging from $13.76 to $16.82 per share were outstanding, but were not included in the computation of diluted earnings per share due to their antidilutive effect.

Stock-Based Compensation – The Company applies Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” in accounting for its stock option plans, rather than the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB 25, no compensation expense is recognized for grants of options to common-law employees and directors at an exercise price equal to or greater than the market price of the stock on the date of grant. Accordingly, based on the Company’s grants in 2005, 2004, and 2003 no compensation expense has been recognized.

Pro forma information regarding net income and earnings per share under the alternative fair value accounting is required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This information is required to be determined as if the Company had accounted for its employee stock options granted subsequent to September 30, 1995, under the fair value method of that Statement. The fair value of options granted in fiscal years 2005, 2004, and 2003 reported below has been estimated at the date of grant, using a Black-Scholes option pricing model with the following assumptions:

	2005	2004	2003
Weighted average life	4.96 years	5.00 years	5.00 years
Risk-free interest rate	4.12%	3.4%	3.5%
Expected volatility	62%	49%	74%
Expected dividend yield	None	None	None

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

The weighted average estimated fair value of employee stock options granted during 2005, 2004, and 2003 was $4.79, $8.23, and $6.78 per share, respectively. The estimated fair value of options granted during 2005, 2004, and 2003 under the Company’s stock option plans totaled approximately $4.9 million, $869,000, and $11.5 million, respectively.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information is as follows:

	2005	2004	2003
	(In thousands, except per-share amounts)
Net income:
As reported	$17,643	$32,772	$31,655
Deduct: Total estimated stock-based employee compensation determined under fair value method for all awards, net of related tax benefit	(4,017)	(4,755)	(4,367)

Pro forma	$13,626	$28,017	$27,288

Basic earnings per common share:
As reported	$0.64	$1.19	$1.22
Pro forma	$0.49	$1.02	$1.05
Diluted earnings per common share:
As reported	$0.60	$1.07	$1.08
Pro forma	$0.46	$0.91	$0.93

Effective September 30, 2005, the Company accelerated the vesting for certain out-of-the-money unvested stock options previously awarded to employees and directors under its stock option plans. The Company made the decision to immediately vest these options based in part on the Financial Accounting Standards Board’s, or the FASB’s, issuance of SFAS No. 123 (Revised 2004). With this action, options to purchase 311,625 shares of the Company’s common stock, at a price ranging from $10.15 to $21.53, that would otherwise have vested at various times over the next four years became fully vested. Absent the acceleration of these options, upon adoption of SFAS No. 123(R) on October 1, 2005, the Company would have been required to recognize approximately $1.5 million in pre-tax compensation expense from these options over their remaining vesting terms. This current estimate was calculated using the Black-Scholes model. By vesting the selected previously unvested options, that amount of stock-based compensation expense under SFAS No. 123 will only be reflected in the Company’s footnote disclosures under the pro forma disclosure provisions of SFAS No. 148.

Recently Issued Accounting Pronouncements – In December 2004, the FASB issued SFAS No 123 (revised 2004), “Share-Based Payment.” SFAS No 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) are required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a rule that amended the required application date of 123(R) from interim or annual reporting periods beginning after June 15, 2005, to the beginning of the entity’s next fiscal year. The Company adopted SFAS 123(R) on October 1, 2005, and is currently evaluating the effect adoption of SFAS 123(R) will have on its overall results of operations and financial position, however, management expects to record compensation expense relative to the Company’s employee stock options.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets, and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The early adoption by the Company of SFAS No. 153 did not have a material impact on its financial position and results of operations.

In March 2005, the FASB issued Financial Interpretation No. or FIN, 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143.” FIN 47 requires asset retirement obligations to be recorded when a legal obligation exists even though the timing and/or method of the settlement of such obligations is conditional on a future event. FIN 47 is effective for fiscal years beginning after December 15,2005. The Company does not expect the adoption of FIN 47 will have a material impact on its financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB Statement No. 3, which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles and also to changes required by an accounting pronouncement that does not contain specific transition provisions. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20, Accounting Changes, for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will be adopting SFAS No. 154 effective October 1, 2006. and does not expect the adoption to have a material impact on its financial position and results of operations. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements.

2. Property and Equipment and Leased Gaming Equipment

At September 30, 2005 and 2004, the Company’s property and equipment and leased gaming equipment consisted of the following:

	2005	2004	Estimated Useful Lives
	(In thousands)
Gaming equipment and third-party gaming content licenses available for deployment	$28,571	$18,396
Deployed gaming equipment	70,264	59,505	3-5 years
Deployed third-party gaming content licenses	15,176	10,416	3 years
Tribal gaming facilities and portable buildings	18,899	16,997	5-7 years
Third-party software costs	7,145	4,017	3-5 years
Vehicles	6,805	6,273	3-10 years
Other	3,008	2,320	3-7 years

Total property and equipment	149,868	117,924
Less accumulated depreciation	(55,974)	(33,963)

Total property and equipment, net	$93,894	$83,961

Leased gaming equipment	107,584	98,897	3 years
Less accumulated depreciation	(70,193)	(49,116)

Total leased gaming equipment, net	$37,391	$49,781

Leased gaming equipment includes gaming terminals placed under participation arrangements that are either at customer facilities or in the rental pool.

At September 30, 2005 and 2004, the gross carrying value of assets under capital leases was $12.0 million and $11.4 million, respectively.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Intangible Assets

At September 30, 2005 and 2004, the Company’s intangible assets consisted of the following:

	2005	2004	Estimated Useful Lives
	(In thousands)
Contract rights under development agreements	$42,850	$11,812	5-7 years
Internally developed gaming software	16,519	13,423	1-5 years
Noncompete agreement	2,053	2,053	5 years
Patents and trademarks	5,879	1,372	1-5 years
Other	2,812	2,023	3-5 years

Total intangible assets	70,113	30,683
Less accumulated amortization – internally developed gaming software	(9,799)	(7,055)
Less accumulated amortization – all other	(6,640)	(1,687)

Total Intangible assets, net	$53,674	$21,941

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements, described under “Development Agreements.” The related amortization expense, or accretion of contract rights, is net against “Class II” gaming revenue in the consolidated statements of income.

Internally developed gaming software is accounted for under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally developed games over a twelve-month period, gaming engines over an eighteen-month period, gaming systems over a three-year period, and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the years ended September 30, 2005, 2004, and 2003, amortization expense related to internally developed gaming software was $2,744,000, $1,571,000, and $928,000, respectively. During fiscal 2005 and 2004, the Company wrote off $130,000 and $292,000, respectively, related to internally-developed gaming software.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An analysis of intangible assets at September 30, 2005 indicated there was no impairment to these assets’ carrying values.

Amortization expense, inclusive of accretion of contract rights, totaled $7.3 million, $2.5 million and $1.1 million for the years ended September 30, 2005, 2004 and 2003, respectively. Annual estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amount
(In thousands)
2006	$9,646
2007	9,308
2008	8,289
2009	7,107
2010	6,735

Total	$41,085

The estimated annual amortization as of September 30, 2005, does not reflect the significant commitments we have for funding future development agreements (see Note 10).

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. Notes Receivable

At September 30, 2005 and 2004, the Company’s notes receivable consisted of the following:

	2005	2004
	(In thousands)
Notes receivable from development agreements	$38,421	$22,836
Notes receivable from equipment sales	2,042	9,040
Other notes receivable	863	1,086
Allowance for notes receivable	—	(75)

Notes receivable, net	41,326	32,887
Less current portion	(9,362)	(12,299)

Notes receivable – noncurrent	$31,964	$20,588

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements, and generally bear interest at prevailing interest rates. These notes are typically collateralized by all the personal property not owned by the Company and contained within the respective tribal gaming facility, although the value of such property, if repossessed, may be less than the note receivable outstanding. As of September 30, 2005, the average interest rate on notes receivable from development agreements was 5.75%, and the expected term of such notes ranged from one to three years; however, the timing of required payments may vary, as certain of the note repayment terms are based on the hold per day per gaming terminal retained by the facilities.

Notes receivable from equipment sales consist of financial instruments issued by customers for the purchase of gaming terminals and licenses, and generally bear interest at prevailing interest rates. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the note receivable outstanding. As of September 30, 2005, the average interest rate on notes receivable from equipment sales was 7.75%, and the term of such notes ranged from one to two years.

5. Accounts Payable and Accrued Expense

At September 30, 2005 and 2004, the Company’s accounts payable and accrued expenses consisted of the following:

	2005	2004
	(In thousands)
Trade accounts payable and accrued expenses	$18,357	$13,271
Third-party licenses payable	5,061	1,000
Accrued expenses - development agreements	6,345	7,038
Accrued bonus and salaries	2,895	2,550
Other	2,691	1,921

Accounts payable and accrued expenses	$35,349	$25,780

6. Credit Facility, Long-Term Debt and Capital Leases

At September 30, 2005 and 2004, the Company’s Credit Facility, long-term debt and capital leases consisted of the following:

	2005	2004
	(In thousands)
Revolving lines of credit	$27,770	$—

Term loan facility	$12,014	$7,181
Other long-term debt	3,320	4,998
Capital lease obligations (see Note 7)	4,565	8,287

Long-term debt and capital leases	19,899	20,466
Less current portion	(13,401)	(9,713)

Long-term debt and capital leases, less current portion	$6,498	$10,753

The Company’s debt structure consists of a Credit Facility, which provides the Company with a $20.0 million term loan facility, or the Term Loan, a $15.0 million revolving line of credit, or the Revolver, and a $35.0 million

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reducing line of credit, or the Reducing Revolver. Two of the three tranches of the Term Loan mature in June 2006 and bear interest at a rate of Prime plus 1.25% (or 8.0% as of September 30, 2005). The third tranche of the Term Loan matures in June 2007, and bears interest at a rate of Prime plus 1.25%. As of September 30, 2005, the Company had drawn $20.2 million under the available tranches of the Term Loan. Equal installments of principal and interest are payable over the term of the first two tranches, which are 36 and 30 months, respectively. On the third tranche, installments based on a 24-month term began in July 2005, with a balloon payment due in June 2007.

The Revolver provides the Company with up to $15.0 million for working capital needs. The Revolver bears interest, payable monthly, at a rate of Prime plus 1.25%, and has a commitment fee based on the daily average unborrowed commitment. The Revolver matures in November 2006. As of September 30, 2005, $9.8 million was outstanding under the Revolver, leaving $4.2 million available, which was reduced by $1.0 million, reflecting outstanding letters of credit.

The Reducing Revolver provides the Company with up to $35.0 million, which is advanceable based on the Company’s unfinanced capital expenditures. After the first 12 months, the availability under the Reducing Revolver is reduced quarterly, based on a 36-month straight-line amortization. The Reducing Revolver bears interest, payable monthly, at a rate of Prime plus 1.25%, and has a commitment fee based on the daily average unborrowed commitment. Interest payments are due monthly, and principal plus unpaid interest is due when the Reducing Revolver matures in June 2009. As of September 30, 2005, $18.0 million was outstanding under the Reducing Revolver, leaving $17.0 million available.

The Company also maintains a lock-box arrangement with the bank providing the Credit Facility. Neither arrangement provides the bank with dominion of funds, and therefore, the revolving lines of credit are classified according to their terms and not as short-term obligations.

The Credit Facility contains financial covenants, as defined in the agreement, that include a maximum indebtness to EBITDA ratio of 1.50:1.00, a maximum total liabilities to tangible net worth ratio of 1.25:1.00, a minimum trailing twelve-month EBITDA of $60.0 million and maximum rolling four-quarter capital expenditures rate, including amounts advanced under development agreements, of $175.0 million. The Company was in compliance with these covenants as of September 30, 2005.

Other long-term debt at September 30, 2005 represents a five-year loan related to financing the Company’s corporate aircraft, and various three-to five-year loans for the purchase of automobiles and property and equipment.

A schedule for each of the fiscal years ending after September 30, 2005, representing the maturities of long-term debt, excluding capital lease obligations (see Note 7), is as follows:

Year	Long- Term Debt	Revolving Lines of Credit
	(In thousands)
2006	$9,843	—
2007	4,263	9,770
2008	1,144	9,571
2009	79	8,429
2010	5	—

Total	$15,334	$27,770

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Leases

The Company leases its corporate offices, warehouses and certain office equipment under noncancelable operating leases. In addition, the Company leases certain equipment used in its operations under capital lease arrangements.

A schedule of future minimum lease payments under capital leases for each of the five fiscal years ending after September 30, 2005, together with the present value of the net minimum lease payments as of September 30, 2005, and future minimum rental payments required under noncancelable operating leases, follows:

Year	Capital	Operating
	(In thousands)
2006	$3,945	$1,607
2007	821	1,371
2008	33	1,444
2009	—	1,462
2010	—	1,127

Total Minimum Lease Payments	4,799	$7,011

Less amount representing interest	(234)

Present value of net minimum lease payments	4,565
Less current maturities	3,558

Long-term obligations under capital leases	$1,007

Rental expense during 2005, 2004, and 2003 amounted to $1,890,000, $1,581,000, and $1,255,000, respectively.

8. Income Taxes

The provision for income tax expense consisted of the following for the years ended September 30, 2005, 2004, and 2003:

	2005	2004	2003
	(In thousands)
CURRENT:
Federal	$18,752	$8,228	$14,225
State	2,798	300	1,806

	21,550	8,528	16,031
DEFERRED:
Federal	(8,856)	7,900	2,664
State	(1,237)	857	400

	(10,093)	8,757	3,064

Income tax expense	$11,457	$17,285	$19,095

The effective income tax rates differ from the statutory U.S. federal income tax rates as follows for the years ended September 30, 2005, 2004, and 2003:

	2005	2004	2003
Federal income tax expense at statutory rate	35.0%	35.0%	35.0%
State income tax expense, net of federal benefit	3.5%	1.5%	2.8%
Other, net	0.9%	(2.0)%	(0.2)%

Provision for income taxes	39.4%	34.5%	37.6%

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Differences between the book value and the tax basis of the Company’s assets and liabilities at September 30, 2005 and 2004 result in deferred tax assets and liabilities as follows:

	2005	2004
	(In thousands)
Deferred tax asset – current:
Allowance for doubtful accounts	$86	$229
Accruals not currently deductible for tax purposes	606	516
Deferred revenue	997	1,003
Other	386	161

Current deferred tax asset	$2,075	$1,909

Noncurrent deferred tax liability:
Property and equipment and leased gaming equipment, due principally to depreciation differences	$(3,132)	$(11,149)
Intangible assets, due principally to amortization differences	(126)	(2,036)

Noncurrent deferred tax liability	$(3,258)	$(13,185)

Net deferred tax liability	$(1,183)	$(11,276)

For 2005, 2004, and 2003, the Company recorded reductions of $419,000, $11.4 million, and $2.2 million, respectively, of its federal and state income tax liability, with an offsetting credit to additional paid-in capital resulting from the benefits of stock options. Such benefits relate to nonqualified stock options exercised, and to employees exercising incentive stock options and selling the Common Stock within a one-year period, resulting in a disqualifying disposition of an incentive stock option.

The Company’s tax years ended 2002, 2003 and 2004 are currently under exam from the Internal Revenue Service, or IRS. We have received a proposed adjustment of approximately $835,000 relating to the deductibility of certain lobbying expenses the IRS has determined should be disallowed. The IRS has not made an assessment and if the IRS does make an assessment, the Company may appeal the determination. If the assessment is upheld, the Company’s effective tax rate would be higher for the year ended September 30, 2006.

9. Stockholders’ Equity

Preferred Stock

During fiscal 1995, the Company amended its articles of incorporation to provide for the issuance of up to 2,000,000 shares of Preferred Stock in such series and with such rights and preferences as may be approved by the Board of Directors. In January 1995, the Board of Directors approved a Series A Preferred Stock, which is cumulative, voting and convertible. In October 1998 the Board of Directors approved a Series B Junior Participating Preferred Stock, which is cumulative and voting. As of September 30, 2005, there were no shares of Series A Preferred Stock or Series B Junior Participating Preferred Stock outstanding.

Treasury Stock

The Board of Directors authorized the Company to repurchase 900,000 shares of its Common Stock, effective April 2000, an additional 3,000,000 shares of its Common Stock, effective September 2001, and an additional 748,690 shares of its Common Stock, effective July 2004. The timing and total number of shares repurchased is dependent upon prevailing market conditions and other investment opportunities.

During fiscal 2005 and 2004, the Company repurchased with cash 1,216,591 and 237,500 shares of its Common Stock at an average cost of $8.96 and $16.09, respectively. No shares were repurchased with cash during fiscal 2003.

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

Director Compensation Plan

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Common Stock Warrants and Options

In connection with past financing arrangements and as compensation for consulting and professional services, the Company has issued warrants and options to purchase its Common Stock. As of September 30, 2005 and 2004, there were no warrants outstanding.

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

At September 30, 2005, there were stock options available for grant under the following plans:

	Approved By Shareholders	Options available for grant as of September 30, 2005
	(In thousands)
1996 Stock Incentive Plan	March 1997	250
2000 Stock Option Plan	May 2001	193
2001 Stock Option Plan	May 2002	216,373
2002 Stock Option Plan	February 2003	964,400
2003 Outsider Director Stock Option Plan	February 2004	932,500
Ad Hoc Plan		—

Total		2,113,716

The activity relating to stock option issuances under the stock option plans are as follows for each of the three years ending September 30, 2005, 2004, and 2003:

	Options
	Number of Shares	Weighted Average Exercise Price		Number of Shares Exercisable
Outstanding September 30, 2002	6,158,810	$
Granted	1,694,000		1.46
Exercised	(617,782)		2.81
Forfeited	(50,894)		7.70

Outstanding September 30, 2003	7,184,134		5.80	2,784,352

Granted	105,500		18.02
Exercised	(1,759,217)		4.55
Forfeited	(245,995)		8.99

Outstanding September 30, 2004	5,284,422		6.31	3,105,567

Granted	1,016,000		8.64
Exercised	(349,279)		4.11
Forfeited	(242,573)		10.23

Outstanding September 30, 2005	5,708,570		$6.69	4,267,072

The above table includes options issued to consultants of 78,000, 52,500, and 192,000 shares as of September 30, 2005, 2004, and 2003, respectively.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2005, the outstanding stock options under the stock option plans were as follows:

Range of Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares Exercisable	Weighted Average Exercise Price
1.00 - 1.83	864,415	$1.18	3.85	864,415	$1.18
1.84 - 3.76	676,487	2.40	5.47	676,487	2.40
3.77 - 4.83	1,081,670	3.77	5.98	1,081,670	3.77
4.84 - 8.27	868,500	7.43	9.15	67,500	6.26
8.28 - 9.99	1,022,498	7.19	9.07	550,000	8.85
10.00 - 14.99	829,500	11.47	7.30	686,500	11.41
15.00 - 19.99	355,500	16.91	8.26	330,500	17.04
20.00 - 21.53	10,000	21.53	8.65	10,000	21.53

Total	5,708,570	$6.69	6.63	4,267,072	$6.02

The above table includes options issued to consultants of 78,000 at a weighted exercise price of $6.68.

The Company has elected to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” in accounting for its employee stock options, rather than the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized in fiscal 2005, 2004, and 2003 associated with the granting of employee stock options.

Employee Benefit Plans

During 1994, the Company established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan provides for the employees to make tax-deferred deposits into the plan to the extent of 15% of their annual base compensation, with a maximum of $14,000 in 2005. The Company matches the first 3% of employees’ contributions completely, and matches half of the next 2%. Such Company contributions amounted to $828,000, $603,000, and $439,000 for the years ended September 30, 2005, 2004, and 2003, respectively.

10. Commitments and Contingencies

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

Development Agreements. In April 2004, the Company received a letter from the NIGC advising the Company that its agreements with a certain customer may constitute a management contract requiring the approval of the NIGC Chairman. The Company has maintained that the agreement, relied on by the NIGC, was an old, outdated agreement that was not applicable to the customer’s gaming facility. The NIGC has taken no further action in this matter.

On November 30, 2004, the Company received letters from the Acting General Counsel of the NIGC advising the Company that, based on the fee it receives under its agreements with other tribes, (collectively, the “tribes”), those agreements may evince a proprietary interest by the Company in the tribes’ gaming activities in violation of IGRA and the tribes’ gaming ordinances. The NIGC invited the Company and the tribes to submit any explanation or information that would establish that the agreement terms do not violate the requirement that the tribes maintain the sole proprietary interest in the gaming operation. The NIGC letters also advised that some of the agreements may also constitute management contracts, thereby requiring the approval of the NIGC Chairman.

The Company has responded to the NIGC explaining why the agreements do not violate the sole proprietary interest prohibition of the IGRA or constitute management agreements. Furthermore, the Company will vigorously contest any action by the NIGC that would adversely affect its agreements with the tribes. To date, the NIGC has take no further action in this matter.

If certain of the Company’s development agreements are finally determined to be management contracts or to create a “proprietary interest” of the Company’s in tribal gaming operations, there could be material adverse consequences

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the Company. In that event, the Company may be required, among other things, to modify the terms of such agreements. Such modification may adversely affect the terms on which the Company conducts business, and have a significant impact its financial condition and results of operations from such agreement and from other development agreements that may be similarly interpreted by the NIGC.

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

Diamond Games. The Company is a defendant, along with others, in a lawsuit filed on November 16, 2004, in the State Court in Oklahoma City, Oklahoma, alleging five causes of action: 1) Deceptive Trade Practices, 2) Unfair Competition, 3) Wrongful Interference with Diamond Games, Inc.’s Business; 4) Malicious Wrong / Prima Facie Tort; and, 5) Restraint of Trade. The Company filed a motion to dismiss the case, challenging subject matter jurisdiction of the Oklahoma state courts. The motion was denied. A motion to reconsider was likewise denied. Relief was sought from the Supreme Court of Oklahoma by an Application for a Writ of Prohibition. The application for a writ was denied on October 10, 2005. The case asserts that the Company offered allegedly illegal Class III games on the MegaNanza and Reel Time Bingo gaming systems to Native American tribes in Oklahoma. Diamond Games claims that the offer of these games negatively affected the market for its pull-tab game, Lucky Tab II. Diamond Games also alleges that the Company’s development agreements with Native American tribes unfairly interfere with the ability of Diamond Games to successfully conduct its business. Diamond Games is seeking unspecified damages and injunctive relief; however, the Company believes the claims of Diamond Games are without merit and intend to defend the case vigorously. The Company’s defense will include a continued challenge to the matter jurisdiction of the Oklahoma state courts over matters directly involving the self-governance of Native American tribes involved in Indian gaming, which has been recognized as a governmental enterprise. At the present time, the case is in the preliminary stages of discovery which entails responding to the adverse parties requests for production of documents.

International Gamco, Inc. International Gamco, Inc., or Gamco, claiming certain rights in United States Patent No. 5,324,035, (the “‘035 Patent”), brought suit on May 25, 2004 against the Company in the United States District Court for the Southern District of California. The suit claims that the central determinant system, as operated in the New York State Lottery, infringes the ‘035 Patent. Gamco claimed to have acquired ownership of the ‘035 Patent from Oasis Technologies, Inc., or Oasis, a previous owner of the ‘035 Patent. In February 2003, Oasis assigned the ‘035 Patent to International Game Technology, or IGT. Gamco claimed to have received a license back from IGT for the New York State Lottery. The lawsuit claimed that the Company infringed the ‘035 Patent after the date on which Gamco assigned the ‘035 Patent to IGT.

Pursuant to an agreement between the Company and Alliance Gaming, Inc., or Alliance, the Company currently sublicenses the right to practice the technology stated in the ‘035 Patent in Native American gaming jurisdictions in the United States. Alliance obtained from Oasis the right to sublicense those rights to the Company. That sublicense remains in effect today and is not in issue. Under the sublicense from Alliance, in the event that the Company desires to expand its rights beyond Native American gaming jurisdictions, the agreement provides the Company the following options: 1) to pursue legal remedies to establish its rights independent of the ‘035 Patent; or 2) to negotiate directly and enter into a separate agreement with Oasis for such rights, paying either a one-time license fee per jurisdiction or a unit fee per gaming machine.

Prior to deployment of the Company’s central determinant system in New York, MGAM undertook an analysis of the patent issues to determine whether or not its central determinant system infringed the claims of the ‘035 Patent. The Company determined that it did not infringe. Although continuing to assert noninfringement, the Company offered to enter into a license agreement with Gamco, who refused the offer and filed its complaint seeking injunctive relief, unspecified damages, and attorneys’ fees.

Upon the Company’s motion to dismiss, on September 27, 2005, the court dismissed the suit due to Gamco’s lack of standing. The court granted Gamco leave to file an amended complaint for infringement, if any, that might have occurred during the time Gamco owned the patent. Gamco amended its complaint on November 14, 2005, alleging

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the Company “sold or offered to sell” master processing units as part of the service to be provided to the New York State Lottery. On December 7, 2005, the Company filed a motion to dismiss the amended complaint, asserting that no equipment, including any master processing units, were sold or offered for sale to the New York State Lottery, and that no alleged infringing equipment was used in the New York State Lottery during the time that Gamco owned the ‘035 Patent. To the extent an amended complaint may survive the Company’s motion to dismiss, the Company intends to vigorously defend the matter. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

Aristocrat Technologies, Inc Aristocrat Technologies, Inc., on January 27, 2005, filed suit in the United States District Court for the Central District of California, alleging that deployment of the Company’s networked central-determinant instant lottery system infringes U.S. Letters Patent No. 4,817,951, entitled “Player Operable Lottery Machine Having Display Means Displaying Combination of Game Result Indicia,” (the “‘951 Patent”). Aristocrat is seeking an injunction, damages, and a trebling of damages for willful infringement. Preliminary research indicates that the Company has not infringed the ‘951 Patent. A preliminary hearing on patent interpretation was held on December 9, 2005, and trial has been set for September 26, 2006. The Company intends to vigorously defend this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

HomeBingo Network, Inc. HomeBingo Network, Inc., on May 16, 2005, filed suit in the United States District Court for the Northern District of New York, against us and the gaming entity of the Miami Tribe of Oklahoma, alleging that deployment of Reel Time Bingo and other bingo games infringes U.S. Letters Patent No. 6,186,892, entitled “Bingo Game for use on the Interactive Communication Network which Relies upon Probabilities for Winning.” HomeBingo seeks an injunction, damages in the amount of a reasonable royalty, and a trebling of damages for willful infringement. The Company received no demand or prior indication that this suit was going to be filed. The Miami Tribe of Oklahoma has been dismissed from the lawsuit on the basis of tribal immunity, and as such, a lack of jurisdiction. The litigation is in the discovery phase. The Company intends to vigorously defend this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

Development Agreements

As of September 30, 2005, the Company had entered into development agreements to provide up to $157.9 million towards the construction and/or remodeling of tribal gaming facilities, and had advanced $106.9 million under these agreements. In exchange for a certain amount of the funds advanced under the development agreement, the Company receives a guarantee of floor space for its gaming terminals. A portion of the hold per day generated by these gaming terminals is used to repay the construction advance. Consequently, the payback period is dependent on the hold per day generated by the Company’s gaming terminals located on the guaranteed floor space. The Company is in various stages of discussion with new and existing customers to provide funding for similar opportunities under joint development agreements.

Off Balance Sheet Arrangements

As of September 30, 2005, the Company had $1.0 million in outstanding letters of credit issued under the Revolver to guarantee its performance under certain contracts.

Employment Agreements

Clifton Lind. On September 9, 2004, the Company entered into an Executive Employment Agreement, or the Agreement, with Clifton E. Lind to provide for Mr. Lind to continue as the Company’s President and Chief Executive Officer, and setting forth certain terms of Mr. Lind’s employment. The agreement provides that Mr. Lind will receive an annual base salary of $450,000, and will be eligible to receive incentive compensation on an annual basis as determined by the Compensation Committee of the Board of Directors, based upon a performance review of Mr. Lind performed by the compensation committee. The agreement also specifies that Mr. Lind will be eligible to receive all customary and usual fringe and other benefits generally available to the Company’s executive officers, in accordance with the terms and conditions of any applicable benefit plans, including group health, life and disability insurance, and participation in the Company’s 401(k) plan.

In the event that Mr. Lind’s employment is terminated without cause or Mr. Lind terminates his employment for good reason (as defined in the Agreement), subject to Mr. Lind’s observance of the surviving terms of the Agreement and Mr. Lind’s execution of a full general release, Mr. Lind will receive a) his base salary for 18 months, in equal monthly installments following the date of termination, b) one year of his projected incentive compensation, and c) full acceleration of the vesting of any unexercised or unvested stock options that he holds.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the event that Mr. Lind voluntarily resigns as President and Chief Executive Officer, for any reason, Mr. Lind will receive his base salary for 18 months in equal monthly installments following the date of termination, and one year of his projected incentive compensation.

Upon the termination of Mr. Lind’s employment for any reason, Mr. Lind will be prohibited from a) working for, providing assistance to, or investing in (subject to certain exceptions) any business that is competitive with that of the Company, for a period of 18 months; b) soliciting any of the Company’s customers or prospective customers, or disparaging the Company for a period of 12 months; c) soliciting any of the Company’s employees for a period of 18 months; and d) disclosing any of the Company’s confidential information.

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

Among other things, the employment agreement also contains a covenant not to compete by Mr. Graves, beginning on the effective date of the agreement, and extending for a period of three years from the time Mr. Graves is no longer affiliated with the Company through his service as a member of the Board, or on the Company’s Executive Committee or otherwise. At the end of the three-year period, Mr. Graves, at his option, may continue not to compete against the Company. In consideration for his promise not to compete, Mr. Graves will receive $250,000 per annum, payable monthly, commencing in February 2003, and ending upon Mr. Graves’ death or his decision to compete against the Company. The Company recorded a liability for approximately $2.0 million based on the present value of the estimated payments due Mr. Graves under the covenant not to compete during Mr. Graves’ actuarial life expectancy of 16 years. A corresponding intangible asset of approximately $2.0 million was recorded for the covenant not to compete, and is being amortized on a straight-line basis over five years.

License Agreements

In December 1999, the Company entered into a license agreement with WMS Gaming Inc., or WMS, to use certain of WMS’ trademarks, logos and other audiovisual aids and graphics in the Washington State Class III market. In September 2002, this license agreement was extended so that the Company could provide these game themes to its Class II markets. This agreement will expire during 2007. The Company’s agreement requires it to purchase a minimum number of gaming terminals and licenses to operate games over specified periods. As of the end of fiscal 2005, the Company is in compliance with all provisions of the agreement.

In April 2001, the Company entered into a license agreement with Alliance Gaming, Inc., a subsidiary of Alliance Gaming Corporation, to use certain of Alliance’s trademarks, logos and other audiovisual aids and graphics in the Washington State Class III market. The Company’s contract requires it to purchase a minimum number of licenses to operate games over specified periods. During September 2001, Alliance extended the license agreement to provide the Company access to Alliance’s catalog of game themes for use in Class II bingo games. This extension also required the Company to purchase a minimum number of Class II licenses over a specified period. As of the end of fiscal 2005, the Company is in compliance with all provisions of the agreement.

In May 2002, the Company entered into a license agreement with Progressive Gaming International Corporation, or Progressive, (formerly Mikohn Gaming Corporation), to use certain of Progressive’s trademarks, logos, and other audiovisual aids and graphics in the Company’s Class II markets. As of September 30, 2005, the Company is in compliance with all of the provisions of the contract.

In June 2003, the Company entered into a license agreement with IC2 Inc., or IC2, to use certain of IC2’s trademarks, logos and other audiovisual aids and graphics in the Company’s Class II and Class III markets. This agreement requires the Company to purchase a minimum number of licenses to operate games over a specified period. As of September 30, 2005, the Company is in compliance with all of the provisions of the contract.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Certain of the Company’s license agreements require it to pay royalty fees based on a fixed percentage of the hold per day generated by a gaming terminal.

11. Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which at times may exceed the federal depository insurance limits. At September 30, 2005, the Company had concentrations of cash in one bank totaling approximately $39,000. At September 30, 2004, the Company had concentrations of cash in two banks totaling $4.5 million. The Company has not experienced any losses on such accounts in the past.

Accounts receivable represent short-term credit granted to customers for which collateral is generally not required. As of September 30, 2005 and 2004, approximately 60.8% and 90.0%, respectively, of the Company’s accounts receivable were from Native American tribes or their gaming enterprises.

In addition, a large percentage of these tribes have their reservations and gaming operations in the state of Oklahoma. Despite the industry and geographic concentrations related to the Company’s customers, due to the historical experience of the Company on receivable collections, management considers credit risk to be minimal with respect to accounts receivable. At September 30, 2005 and 2004, the following concentrations existed in the Company’s account receivable:

	2005	2004
Tribe A	30%	24%
Tribe B	1%	11%

For the years ended September 30, 2005, 2004, and 2003, the following tribes accounted for more than 10% of the Company’s gaming revenues:

	2005	2004	2003
Tribe A	36%	34%	25%
Tribe B	3%	10%	18%
Tribe C	5%	8%	10%

Approximately 57% and 68% of the Company’s gaming revenues for the year ended September 30, 2005 and 2004, respectively, were from tribes located in Oklahoma.

While the Company believes that its relationship with all of its tribal customers is good, the loss of any of these tribes would have a material and adverse effect upon its financial condition and results of operations.

Notes receivable consist of financial instruments issued by customers for the purchase of gaming terminals and licenses, and amounts generated from reimbursable amounts advanced under development agreements, generally at prevailing interest rates. Substantially all of the Company’s notes receivable are from Native American tribes or their gaming enterprises, as discussed above. At September 30, 2005, three tribes represented approximately 52%, 21% and 20% of the notes receivable. All of the Company’s notes receivable are collateralized by the related equipment sold, or, in the case of development agreements, the personal property not owned by the Company contained within the tribal gaming facility, although the value of such property or equipment, if repossessed, may be less than the note receivable outstanding.

12. Related Party Transactions

During fiscal 2005, in connection with executing a content license agreement, the Company paid $25,000 to a family member of the Chairman of the Board.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Supplemental Consolidated Quarterly Financial Data (Unaudited)

	Year Ended September 30, 2005
	Quarters Ended
	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005
	(In thousands, except per-share amounts)
Total revenues	$39,166	$40,047	$37,149	$36,854
Operating income	8,219	8,718	7,682	5,203
Income before taxes	8,097	8,405	7,615	4,983
Net income	5,023	5,212	4,550	2,858
Diluted earnings per share	0.17	0.18	0.16	0.10
Weighted average shares outstanding, diluted	30,262	29,763	29,143	29,071

	Year Ended September 30, 2004
	Quarters Ended
	December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004
	(In thousands, except per-share amounts)
Total revenues	$34,455	$39,600	$36,920	$42,700
Operating income	11,551	13,681	13,538	11,661
Income before taxes	11,691	13,631	13,287	11,448
Net income	7,270	8,500	9,836	7,166
Diluted earnings per share	0.24	0.28	0.32	0.24
Weighted average shares outstanding, diluted	30,487	30,840	30,936	30,285

MULTIMEDIA GAMES, INC.

Schedule II – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period*
	(In thousands)
FY 2005	$608	$(196)	$183	$229
FY 2004	636	(17)	11	608
FY 2003	576	91	31	636

*	Includes $0, $75,000 and $115,000 of allowance for notes receivable for doubtful accounts in 2005, 2004 and 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTIMEDIA GAMES, INC.

By:	/s/ CRAIG S. NOUIS
Craig S. Nouis
Chief Financial Officer

Dated: December 14, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ CLIFTON E. LIND Clifton E. Lind	Chief Executive Officer and Director (Principal Executive Officer)	December 14, 2005

/s/ CRAIG S. NOUIS Craig S. Nouis	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 14, 2005

/s/ THOMAS W. SARNOFF Thomas W. Sarnoff	Chairman of the Board and Director	December 14, 2005

/s/ ROBERT D. REPASS Robert D. Repass	Director	December 14, 2005

/s/ JOHN M. WINKELMAN John M. Winkelman	Director	December 14, 2005

/s/ MICHAEL J. MAPLES Michael J. Maples	Director	December 14, 2005

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION
3.1	Amended and Restated Articles of Incorporation	(1)

3.2	Amendment to Articles of Incorporation	(10)

3.3	Amended and Restated Bylaws	(2)

10.1	Form of Integrated Gaming Services Agreement	(3)

10.2	1994 Employee Stock Option Plan	(3)

10.3	1994 Director Stock Option Plan	(3)

10.4	1996 Stock Incentive Plan, as Amended	(5)

10.5	President’s Plan	(4)

10.6	1998 Senior Executive Stock Option Plan	(5)

10.7	2000 Stock Option Plan	(5)

10.8	2001 Stock Option Plan	(6)

10.9	Stockholder Rights Plan	(7)

10.10	2002 Stock Option Plan	(8)

10.11	Employment Agreement executed March 26, 2003 between the Company and Gordon Graves	(8)

10.12	2003 Outside Director Stock Option Plan	(9)

10.13	Amended and Restated Loan and Security Agreement between the Company and Comerica Bank	(13)

10.16	Employment Agreement executed September 9, 2004 between the Company and Clifton Lind	(11)

10.17	Form of Indemnity Agreement entered between the Company and each of the members of the Company’s Board of Directors	(11)

10.18	Ad Hoc Option Plan	(12)

21.1	Subsidiaries of Registrant	(13)

23.1	Consent of BDO Seidman, LLP	(13)

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(13)

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(13)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(13)

(1)	Incorporated by reference to our Form 10-QSB filed with the Commission for the quarter ended March 31, 1997.
(2)	Incorporated by reference to our Form 10-K filed with the Commission for the fiscal year ended September 30, 2003.
(3)	Incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1994.
(4)	Incorporated by reference to our Form 10-KSB filed with the Commission for the fiscal year ended September 30, 1998.
(5)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on December 1, 2000.
(6)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on October 18, 2001 (File No. 333 - 100611).
(7)	Incorporated by reference to our Registration Statement on Form 8-A filed with the Commission on October 23, 1998.
(8)	Incorporated by reference to our Form 10-Q filed with the Commission for the quarter ended March 31, 2003.
(9)	Incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed with the Commission on January 6, 2004.
(10)	Incorporated by reference to our Form 10-Q filed with the Commission for the quarter ended December 31, 2003.
(11)	Incorporated by reference to our Form 10-K filed with the Commission for the fiscal year ended September 30, 2004.
(12)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Commission on October 18, 2002 (File No. 333 - 100612).
(13)	Filed herewith.