Form 10-K/A
period 2005-09-30
MULTIMEDIA GAMES INC
filed 2006-01-30
CIK 896400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2005

Or

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

Common Stock, $0.01 par value

Preferred Share Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2005) was $206,545,390, based upon the last sales price reported for such date on the NASDAQ National Market System. For purposes of this disclosure, shares of common stock held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination is not necessarily conclusive.

As of January 15, 2006, the registrant had 26,969,516 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Multimedia Games, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, as filed with the Securities and Exchange Commission on December 14, 2005 (the “Original Report”), for the purpose of including information that was to be incorporated by reference from our definitive proxy statement. We will not file our proxy statement within 120 days of the end of our fiscal year, and therefore are amending Items 10, 11, 12, 13 and 14 of Part III of our Original Report to add the information contained herein. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are filing new certifications by the Company’s principal executive officer and principal financial officer as exhibits to this Form 10-K/A under Item 15. We have also amended the cover page of the Original Report to reflect Securities and Exchange Commission form requirements and to correctly state the required aggregate market value of the voting and non-voting common equity of the Company held by non-affiliates.

Except as described above, this Amendment does not modify or update other disclosures in the Original Report, including the nature and character of such disclosures, to reflect events occurring after the filing date of the Original Report. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

As of September 30, 2005, our executive officers, directors, and significant employees and their respective ages and positions with us were as follows:

Name	Age	Positions and Offices
Thomas W. Sarnoff	78	Director, Chairman of the Board
Clifton E. Lind	59	President, Chief Executive Officer and Director
Craig S. Nouis	43	Vice President and Chief Financial Officer
Gary L. Loebig	57	Executive Vice President of Sales
Brendan M. O’Connor	46	Executive Vice President and Chief Technology Officer
Robert F. Lannert	50	Executive Vice President of Class II Gaming
P. Howard Chalmers	62	Senior Vice President of Planning and Corporate Communications
Scott A. Zinnecker	57	Senior Vice President, Human Resources and Central Operations
Randy S. Cieslewicz	34	Vice President of Tax, Budget, and Corporate Compliance
Steven E. Kent	39	Vice President of Quality
James A. Bannerot	60	Legal Coordinator
Dirk D. Heinen	44	Development Executive
Michael J. Maples, Sr.	67	Director
Robert D. Repass	45	Director
John M. Winkelman	59	Director

Thomas W. Sarnoff has been a director of ours since December 1997. He also served as the Interim Chairman of our board of Directors from December 2003 until February 2004, at which time he was elected Chairman of the Board. Mr. Sarnoff was employed by the National Broadcasting Company, Inc., or NBC, for over 25 years, holding positions that included Vice President, Production and Business Affairs, Executive Vice President of West Coast activities, and last serving as President of NBC Entertainment Corporation from 1969 to 1977. Since retiring from NBC in 1977, Mr. Sarnoff has been engaged in the production of television and film entertainment, primarily through Sarnoff Entertainment Corporation, which was formed in 1981. Mr. Sarnoff serves on many civic and charitable organizations and is currently Chairman Emeritus and a member of the Board of Directors of the Academy of Television Arts & Sciences Foundation. Mr. Sarnoff received a Bachelor of Science in Electrical Engineering from Stanford University.

Clifton E. Lind has been our Chief Executive Officer since February 2003. From June 1998 until February 2003, Mr. Lind was our President and Chief Operating Officer. Mr. Lind has been a director of ours since May 2000. From

1991 to 1993, Mr. Lind was the Executive Vice President, Chief Operating Officer and Chief Financial Officer of KDT Industries, a high-tech manufacturing and services company. From 1994 until January 1997, Mr. Lind was the President and Chief Executive Officer of KDT Industries. From January 1997 until joining us as President, Mr. Lind was President of Celmark, Inc., an Austin, Texas based company owned by Mr. Lind which provided management and financial consulting services. Mr. Lind received a Bachelor of Business Administration in Finance and a Master of Business Administration from the University of Texas at Austin.

Craig S. Nouis joined us as Vice President and Chief Financial Officer in August 2001. From January 2001 until August 2001, Mr. Nouis served as an independent contractor to us and others, providing financial and accounting services. For more than five years prior to that, Mr. Nouis was employed by BDO Seidman, LLP, last serving as audit partner. Mr. Nouis received a Bachelor of Science in Accounting from the University of Houston at Clear Lake.

Gary L. Loebig became our Vice President for New Market Development upon joining us in December 1998 and was elected Executive Vice President of Sales in December 2001. From 1984 until joining us in December 1998, Mr. Loebig was employed by Stuart Entertainment, doing business as Bingo King, a publicly traded company engaged in the manufacture and sale of bingo cards and related equipment and products. With Bingo King, Mr. Loebig served in various capacities, beginning as general sales manager and last serving as Senior Vice President – Market and Product Development. Mr. Loebig received both Bachelor and Master of Business Administration degrees from the University of Iowa.

Brendan M. O’Connor became our Senior Vice President and Chief Technical Officer upon joining us in January 2002 and was elected Executive Vice President in July 2003. From January 2001 until January 2002, Mr. O’Connor worked as a technical consultant for us. From 1995 until January 2001, Mr. O’Connor was a Senior Software Architect at The Boeing Company’s Space and Communications Group, where he led a team that developed software for satellite ground systems. He has over 18 years of experience developing software systems. Mr. O’Connor received a Bachelor of Arts in Chemistry from New College of Florida and Master of Arts in Chemistry and Master of Science in Aerospace Engineering degrees from the University of Texas at Austin.

Robert F. Lannert was our Vice President of Computer and Data Processing Operations from August 1997 until being elected Executive Vice President of Class II Gaming in December 2001. Mr. Lannert has been employed by us since June 1996, and was supervisor of computer and data processing operations until being elected Vice President of Class II Gaming. From 1988 until August 1995, Mr. Lannert was Director of Data Processing for DeBartolo Racing at Remington Park in Oklahoma City, and from August 1995 until joining us, Mr. Lannert was Vice President of Operations for Spector Entertainment Group. Mr. Lannert received a Bachelor of Science in Political Science from Arizona State University.

P. Howard Chalmers joined us in February 2003 as Senior Vice President of Planning and Corporate Communications, after serving as a management consultant to us for several years. From 1978 to 2003, he served as President and Principal Consultant for Chalmers & Co., where he gained a national reputation for providing strategic planning and organizational development support to a broad range of both entrepreneurial companies and nonprofit organizations. Mr. Chalmers is active in civic and charitable organizations, having served as Chairman of the Board of KLRU, Austin’s public television station, and as President and Chief Executive Officer of the Lance Armstrong Foundation. He was instrumental in creating Austin City Limits, currently the longest-running music program on television, and served as Executive Producer of that program in its early years. Mr. Chalmers received a Bachelor of Arts from the University of Texas at Austin.

Scott A. Zinnecker joined us in January 2003 as Vice President of Human Resources. In July of 2005, he became our Senior Vice President of Human Resources and Central Operations. Mr. Zinnecker, who has over 30 years of human resources experience, came to us from Activant Solutions, where he was Corporate Vice President of Human Resources from 1997 to 2003. From November 1986 to August 1997, he was Vice President of Human Resources for KDT Industries, Inc., and its spin-off company, Arrowsmith Technologies, Inc. Mr. Zinnecker received a Bachelor of Science in Sociology from Texas A&M University.

Randy S. Cieslewicz joined us in March 2002 as Vice President of Tax and Budget. In July of 2005, he became our Vice President of Tax, Budget, and Corporate Compliance. Mr. Cieslewicz worked in public accounting from 1994 through 2002, last serving as a Tax Manager for BDO Seidman, LLP. Mr. Cieslewicz received his Bachelor of Business Administration in Accounting from Sam Houston State University.

Steven E. Kent joined us in January 1998 as Director of Software Quality Control and Lottery System Specification, and was elected Vice President of Quality in July of 2005. From 1992 until January of 1998, he was employed by the Texas Lottery Commission in various capacities, including Director of Systems Administration. Mr. Kent was employed by the Missouri Lottery Commission as a Data Processing Investigator in the Security department from 1989 to 1992.

James A. Bannerot joined us as our Legal Coordinator in August of 2003. Mr. Bannerot maintains a law practice in the Bannerot Law Firm, P.C. that was formed in March 2004. Prior to that time, he worked as an attorney in his own private law practice in Austin, Texas for more than thirty years, where he represented individuals, corporations, and other business organizations in operating matters, commercial disputes, intellectual property issues, such as patent and trademark protection and infringement, as well as unfair competition claims and defenses. Mr. Bannerot received his Juris Doctor degree from the University of Texas School of Law.

Dirk D. Heinen served as our Senior Vice President of Operations from January 2003 to November 2005 and currently serves as a Development Executive with the Company. He joined us in February 2002 as a consultant. From 1998 through 2001, Mr. Heinen was a founder and Vice President of Operations for Wayport, Inc., a privately held company providing high-speed Internet access for business travelers in hotels and airports throughout North America and Europe. From 1987 through 1998, Mr. Heinen served in a variety of marketing positions for Advanced Micro Devices PC and its embedded-processor business units. Mr. Heinen received Bachelor of Arts and Master of Business Administration degrees from the University of Texas at Austin.

Michael J. Maples, Sr. has been a director of ours since August 2004. Mr. Maples held various management positions at Microsoft Corporation from April 1988 to July 1995, including Executive Vice President of the Worldwide Products Group. As a member of the Office of the President at Microsoft, Mr. Maples reported directly to the Chairman and Chief Software Architect. Previously, he served as Director of Software Strategy for International Business Machines Corp. Mr. Maples also currently serves on the boards of PeopleSoft, an enterprise software applications company, Motive, Inc., a service management software company, Lexmark International, Inc., a laser and inkjet printer company, and Sonic Corp., an operator and franchisor of drive-in restaurants. He is currently a member of the Board of Visitors of the Engineering School at the University of Oklahoma and the College of Engineering Foundation Advisory Council at the University of Texas at Austin. Mr. Maples received a Bachelor of Science degree in Electrical Engineering from the University of Oklahoma and a Master of Business Administration from Oklahoma City University.

Robert D. Repass has been a director of ours since July 2002. In addition to his role as a director, Mr. Repass serves as Chairman of our Audit Committee. Mr. Repass was a managing partner in the Austin office of PricewaterhouseCoopers from December 1997 to March 2000, and from March 2000 until December 2001, Mr. Repass was a partner with TL Ventures, a Philadelphia-based venture capital firm. From January 2002 until March 2002, Mr. Repass was a private consultant. Mr. Repass has also served as Vice President and Chief Financial Officer of Motion Computing, Inc., a mobile computing and wireless communication device company, since April 2002. From January 2003 until December, 2005, Mr. Repass served on the Board of Directors and as the Chairman of the Audit Committee of Bindview Development Corporation, a software company. Mr. Repass has over twenty years of public accounting, Securities and Exchange Commission and financial reporting experience. Mr. Repass received a Bachelor of Science in Accounting from Virginia Polytechnic Institute and State University.

John M. Winkelman has been a director of ours since August 2000. From 1999 to 2000, Mr. Winkelman was the Chief Executive Officer of Viejas Casino and Turf Club, a casino owned and operated by the Viejas Tribe located in San Diego County, California. From 1989 to 1999, Mr. Winkelman was the Economic Development Advisor to the Viejas Tribal Council. He has worked exclusively with Native American enterprises for the past 20 years, with a primary focus on tribal gaming and related economic development. Mr. Winkelman received a Bachelor of Arts in Laws and a Juris Doctor degree from Thomas Jefferson School of Law, formerly Western State University.

Each director is elected annually and holds office until such director’s successor is elected, or until such director’s death, resignation or removal from office.

No family relationship exists between any of our directors, executive officers or any person nominated or chosen by us to become a director or executive officer.

Audit Committee Composition and Audit Committee Financial Expert

Our Board of Directors has appointed Messrs. Maples, Repass and Winkelman as members of the Audit Committee of the Board of Directors. All Audit Committee members are “independent” as defined and required under the Nasdaq listing standards and the rules and regulations of the Securities and Exchange Commission. All Audit Committee members also possess the level of financial literacy required by all applicable laws and regulations. The Board has determined that at least one member of the Audit Committee, Mr. Robert D. Repass, is a “financial expert,” and that Mr. Repass is “independent” as defined by the rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5 submitted to us during and with respect to fiscal 2005, all statements of beneficial ownership that were required to be filed with the Securities and Exchange Commission were timely filed, except that each of our outside directors (Mssrs. Maples, Repass, Winkleman and Sarnoff) failed to timely file a Form 4 in connection with his receipt on October 3, 2005 of a stock option for the purchase of 10,000 shares of our common stock at an exercise price per share of $9.56 (the fair market value as of the date of grant).

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that is applicable to all employees. We have also adopted a Code of Ethics for Senior Financial Officers that is applicable to the Chief Executive Officer and all Senior Financial Officers, and that meets the requirements of Item 406 of Regulation S-K as promulgated by the Securities and Exchange Commission. Our Code of Business Conduct and Ethics, including the Code of Ethics for Senior Financial Officers, is available free of charge by writing to our Director of Corporate Publications at 206 Wild Basin Road, Building B, Fourth Floor, Austin, Texas 78746.

ITEM 11.	Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the annual compensation for our Chief Executive Officer and for each of our four most highly compensated executive officers other than our Chief Executive Officer whose salary and bonus exceeded $100,000 for services rendered to us during the fiscal years ended September 30, 2005, September 30, 2004 and September 30, 2003 (the “Named Executive Officers”):

	Fiscal Year	Annual Compensation		Long –Term Compensation Securities Underlying Options (#)	All Other Compensation ($)
Name and Principal Position		Salary ($)	Bonus ($)
Clifton E. Lind	2005	467,553	17,000	—	—
President and CEO	2004	437,885	25,000	—	—
	2003	373,384	250,000	440,000	—
Gary L. Loebig	2005	182,885	34,000	50,000	—
Executive Vice President of Sales	2004	153,000	37,500	—	—
	2003	157,618	150,000	—	—
Brendan M. O’Connor	2005	183,066	21,250	40,000	—
Executive Vice President and Chief Technical Officer	2004	158,006	37,500	—	—
	2003	157,875	150,000	—	—
Craig S. Nouis	2005	220,615	17,000	25,000	—
Vice President and CFO	2004	209,694	27,500	—	—
	2003	208,788	150,000	—	—
Dirk D. Heinen(1)	2005	191,020	11,900	30,000	—
Development Executive	2004	181,731	27,500	—	—
	2003	130,038	75,000	40,000	59,808

(1)	Mr. Heinen served as the Company’s Senior Vice President of Operations during fiscal year 2005. In November, 2005 Mr. Heinen ceased serving in such capacity, and since such date has served as a Development Executive with the Company, a part-time position. Prior to joining our Company in January 2003, Mr. Heinen rendered services to the Company during our 2003 fiscal year pursuant to a consulting arrangement. The listed amount of Mr. Heinen’s “other compensation” for fiscal year 2003 reflects $59,808 paid under this arrangement.

Option Grants in Last Fiscal Year

The following table sets forth information concerning the grants of stock options during the fiscal year ended September 30, 2005 to the Named Executive Officers identified in the Summary Compensation Table.

	Individual Grants(1)				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year (%)	Exercise Price per Share ($/Sh)	Expiration Date	5%($)	10%($)
Clifton E. Lind	—	—	—	—	—	—
Gary L. Loebig	50,000	4.92%	$7.61	3/25/2015	$239,294	$606,419
Brendan M. O’Connor	40,000	3.93%	7.61	3/25/2015	191,436	485,135
Craig S. Nouis	25,000	2.46%	7.61	3/25/2015	119,647	303,210
Dirk D. Heinen	30,000	2.95%	7.61	3/25/2015	143,579	363,851

(1)	The stock options granted to the Named Executive Officers contain accelerated vesting provisions in the event of a change of control. For more information see “Item 11: Employment Contracts, Termination of Employment and Change-In-Control Agreements—Stock Option Agreements.”

(2)	The 5% and 10% assumed compounded annual rates of stock price appreciation are in accordance with the potential gains and are net of exercise price, but before taxes associated with the exercise rules of the SEC. These amounts and assumed rates of appreciation do not represent our estimate of future stock price. Actual gains, if any, on stock option exercises will be dependent on future performance of the common stock and overall market conditions as well as the option holder’s continued employment throughout the vesting period. There can be no assurance that the actual stock price appreciation over the ten-year option term will be at the assumed 5% and 10% levels or at any other defined level.

Aggregated Option Exercises in the Fiscal Year Ended September 30, 2005 and Fiscal Year End Option Value

The following table sets forth information regarding the exercise of stock options during the fiscal year ended September 30, 2005 and the unexercised stock options held at September 30, 2005 by the named executive officers.

Name	Shares Acquired Upon Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Clifton E. Lind	105,232	$573,541	877,334	200,000	$4,225,724	$86,000
Gary L. Loebig	—	—	381,162	50,000	$2,717,088	$105,000
Brendan M. O’Connor	—	—	393,000	40,000	$3,235,517	$84,000
Craig S. Nouis	—	—	280,000	25,000	$1,664,124	$52,500
Dirk D. Heinen	—	—	240,000	30,000	—	$63,000

(1)	Based on the difference between the closing price of the Company’s common stock at fiscal year end ($9.71 per share) and the exercise price of the options.

Compensation of Directors

The Company maintains a plan to compensate the members of its Board of Directors for their services as directors, including serving on committees of the board. Under the Director Compensation Plan, each of the Company’s directors, including directors who are also regular full-time employees, receives $37,500 per year, except for the Chairman of the Board, who receives $75,000 per year. In addition, each director receives $500 for each board meeting attended in person and $250 for each board meeting attended by telephone. Directors also receive the following amounts for serving on committees of the Board of Directors:

Audit Committee. The members of the Audit Committee each receive an additional $15,000 per year for serving on the Audit Committee, except for the Chairman of the Audit Committee, who receives $25,000 per year for serving on the Audit Committee as its chairman. Each Audit Committee member also receives $400 for each Audit Committee meeting attended in person and $200 for each Audit Committee meeting attended by telephone.

Nominating and Governance Committee. The members of the Nominating and Governance Committee each receive an additional $10,000 per year for serving on the Nominating and Governance Committee, except for the Chairman of the Nominating and Governance Committee, who receives an additional $10,000 per year for serving on the Nominating and Governance Committee as its chairman. Each Nominating and Governance Committee member also receives $400 for each Nominating and Governance Committee meeting attended in person and $200 for each Nominating and Governance Committee meeting attended by telephone.

Compensation Committee. The members of the Compensation Committee each receive $5,000 per year for serving on the Compensation Committee, except for the Chairman of the Compensation Committee, who receives $10,000 per year for serving on the Compensation Committee as its chairman. Each Compensation Committee member also receives $400 for each Compensation Committee meeting attended in person and $200 for each Compensation Committee meeting attended by telephone.

Other Committees of the Board of Directors. The members of any other committee of the Board of Directors which may be established from time to time each receive an additional $5,000 per year for serving on any such committee, except for the chairman of any such committee, who receives $10,000 per year for serving on such committee as its chairman. Each member of any such committee also receives $400 for each meeting of such committee attended in person and $200 for each meeting of such committee attended by telephone.

In general, each sitting outside director will receive an option grant on an annual basis for 10,000 shares of common stock that will vest six months from the date of grant. However, the underlying shares are subject to restrictions which prevent the sale of such shares. These restrictions on the sale of the underlying shares lapse with respect to 25% of the shares annually.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

In general, we do not have employment agreements with our executive officers.

Employment Agreement with Clifton E. Lind. On September 9, 2004, we entered into an Executive Employment Agreement with Clifton E. Lind to provide for Mr. Lind to continue as the Company’s President and Chief Executive Officer, and setting forth certain terms of Mr. Lind’s employment. The agreement provides that Mr. Lind will receive an annual base salary of $450,000 and will be eligible to receive incentive compensation on an annual basis as determined by the Compensation Committee of our Board of Directors, based upon a performance review of Mr. Lind performed by the Compensation Committee. The agreement also specifies that Mr. Lind will be eligible to receive all customary and usual fringe and other benefits generally available to our executive officers, in accordance with the terms and conditions of any applicable benefit plans, including group health, life and disability insurance and participation in Multimedia’s 401(k) plan.

In the event that Mr. Lind’s employment is terminated without cause or Mr. Lind terminates his employment for good reason (as defined in the agreement), subject to Mr. Lind’s observance of the surviving terms of the agreement and Mr. Lind’s execution of a full general release, Mr. Lind will receive (i) his base salary for 18 months, in equal monthly installments, following the date of termination, (ii) one year of his projected incentive compensation, and (iii) full acceleration of the vesting of any unexercised or unvested stock options that he holds. In the event that Mr. Lind voluntarily resigns as President and Chief Executive Officer, for any reason, Mr. Lind will receive his base salary for 18 months, in equal monthly installments, following the date of termination and one year of his projected incentive compensation. Upon the termination of Mr. Lind’s employment for any reason, Mr. Lind will be prohibited from (i) working for, providing assistance to, or investing in (subject to certain exceptions) any business that is competitive with that of the Company for a period of 18 months, (ii) soliciting any of our customers, prospective customers or disparaging the Company for a period of 12 months, (iii) soliciting any of our employees for a period of 18 months, and (iv) disclosing any of our confidential information.

Employment Agreement with Gordon T. Graves. On March 26, 2003, as part of our Chief Executive Officer succession process, we entered into an employment agreement with Gordon Graves whereby Mr. Graves resigned as our Chief Executive Officer on February 18, 2003 (the effective date of the agreement). Under the terms of this agreement, Mr. Graves was to serve as the Chairman of our Board of Directors and as a member of our Executive Committee through September 2003, and for 30-day successive periods thereafter, at the option of our Board of Directors. Mr. Graves resigned as our Chairman on December 9, 2003, and resigned as an employee on December 18, 2003. Pursuant to the agreement, Mr. Graves received a salary of $12,500 per month for his services as an employee until November 22, 2003.

Among other things, the employment agreement also contains a covenant not to compete by Mr. Graves; it begins on the effective date of the agreement and extends for a period of three years from the time Mr. Graves is no longer affiliated with us as a member of our Board of Directors, executive officer or otherwise. At the end of the three-year period, Mr. Graves, at his option, may continue not to compete against us. In consideration for his promise not to compete, Mr. Graves will receive $250,000 per annum, payable monthly, commencing in February 2003 and ending upon Mr. Graves’ death or his decision to compete against us. As of March 31, 2003, we recorded a liability for approximately $2.0 million based on the present value of the estimated payments due Mr. Graves under the covenant not to compete during the actuarial life expectancy of Mr. Graves of 16 years. A corresponding intangible asset of approximately $2.0 million was recorded for the covenant not to compete, and is being amortized on a straight-line basis over 5 years.

Stock Option Agreements. Virtually all of the stock option agreements with each of our Named Executive Officers and other executive officers and key employees provide for full vesting of all unvested shares in the event of a change of control of the Company. Change of control, as defined in the agreements, means any merger or consolidation, sale of assets, dissolution or the acquisition by any person of at least 51% of our voting stock.

Stock Option Agreements with Clifton E. Lind. In addition to the change of control vesting described above, our stock option agreements with Clifton E. Lind provide for full vesting of all unvested shares subject to his option upon the termination by Mr. Lind of his employment for good reason. Good reason, as defined in the agreement, relates to a diminution of Mr. Lind’s salary, position or responsibilities within our company. Our agreements with

Mr. Lind also provide for acceleration of vesting as to all unvested shares that would otherwise vest through the second anniversary of our termination of Mr. Lind without cause, or Mr. Lind’s termination of his employment without good reason.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended September 30, 2005, the Compensation Committee of our Board of Directors consisted of Messrs. Sarnoff and Winkelman. Neither of these individuals has served at any time as an officer or employee of the Company or is an executive officer at any company where an executive officer of the Company serves on the Compensation Committee.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of January 15, 2006 by (i) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director and director nominee, (iii) each Named Executive Officer, and (iv) all of our directors and executive officers as a group:

Beneficial Owner(1)	Number of Shares Beneficially Owned		Percent of Class(2)
Royce & Associates, LLC	3,553,838	(3)	13.2%
Heartland Advisors, Inc.	3,061,900	(4)	11.4%
FMR Corp.	2,802,464	(5)	10.4%
Barclays Global Investors, NA.	2,534,012	(6)	9.4%
T. Rowe Price Associates, Inc.	2,497,923	(7)	9.3%
Prentice Capital Management, LP	2,277,705	(8)	8.4%
Mellon Financial Corporation	1,509,851	(9)	5.6%
Fred Alger Management, Inc.	990,150	(10)	3.7%
Clifton E. Lind	2,051,686	(11)	7.3%
Brendan M. O’Connor	393,000	(12)	1.4%
Gary L. Loebig	381,162	(13)	1.4%
John M. Winkelman	210,000	(14)	*
Craig S. Nouis	280,000	(15)	*
Dirk D. Heinen	242,500	(16)	*
Robert D. Repass	162,500	(17)	*
Thomas W. Sarnoff	140,000	(18)	*
Michael J. Maples, Sr.	37,500	(19)	*
All executive officers and directors as a group (15 persons)	4,489,097	(20)	14.8%

*	Represents beneficial ownership of less than one percent.

(1)	Unless otherwise noted, the address for all officers and directors is the address of our principal executive offices at 206 Wild Basin, Building B, Fourth Floor, Austin, Texas 78746.

(2)	Percentages of ownership are based on 26,969,516 shares of common stock outstanding on January 15, 2006. Shares of common stock subject to stock options which are currently exercisable or will become exercisable within 60 days after January 15, 2006 are deemed outstanding for computing the percentage for the person or group holding such options, but are not deemed outstanding for computing the percentage for any other person or group.

(3)	Pursuant to Schedule 13G/A dated February 1, 2005, filed with the Securities and Exchange Commission, Royce & Associates, LLC reported that as of December 31, 2004 it had sole voting power over 3,553,838 shares and sole dispositive power over 3,553,838 shares, and that its address is 1414 Avenue of the Americas, New York, New York 10019.

(4)	Pursuant to Schedule 13G dated April 7, 2005, filed with the Securities and Exchange Commission, Heartland Advisors, Inc. reported that as of March 31, 2005 it and certain related entities had shared voting power over 2,826,400 shares and shared dispositive power over 3,061,900 shares, and that its address is 789 North Water Street, Suite 500, Milwaukee, Wisconsin 53202.

(5)	Pursuant to Schedule 13G dated June 10, 2005, filed with the Securities and Exchange Commission, FMR Corp. reported that as of May 31, 2005 it and certain related entities had sole voting power over 26,100 shares and sole dispositive power over 2,802,464 shares, and that its address is 82 Devonshire Street, Boston, Massachusetts 02109.

(6)	Pursuant to Schedule 13G dated January 26, 2006, filed with the Securities and Exchange Commission, Barclays Global Investors, NA. reported that as of July 11, 2005 it and certain related entities had sole voting power over 2,389,051 shares and sole dispositive power over 2,534,012 shares, and that its address was 45 Fremont Street, San Francisco, California 94105.

(7)	Pursuant to Schedule 13G/A dated February 10, 2005, filed with the Securities and Exchange Commission, T. Rowe Price Associates, Inc. reported that as of December 31, 2004 it and certain related entities had sole voting power over 588,400 shares and sole dispositive power of 2,497,923 shares, and that its address is 100 E. Pratt Street, Baltimore, Maryland 21202.

(8)	Pursuant to Schedule 13G dated September 16, 2005, filed with the Securities and Exchange Commission, Prentice Capital Management, LP reported that as of August 3, 2005 it and certain related entities had shared voting power over 2,277,705 shares and shared dispositive power of 2,277,705 shares, and that its address is 623 Fifth Avenue, 32nd Floor New York, New York 10022.

(9)	Pursuant to Schedule 13G dated February 10, 2005, filed with the Securities and Exchange Commission, Mellon Financial Corporation reported that it and certain related entities had sole voting power over 1,247,951 shares and sole dispositive power of 1,458,451 shares, and that its address is One Mellon Center, Pittsburgh, Pennsylvania 15258.

(10)	Pursuant to Schedule 13G dated February 13, 2004, filed with the Securities and Exchange Commission, Fred Alger Management, Inc. reported that as it and certain related entities had sole voting power over 990,150 shares and sole dispositive power of 990,150 shares, and that its address is 111 Fifth Avenue, New York, New York 10003.

(11)	Consists of (i) 994,852 shares owned by Mr. Lind, (ii) 977,334 shares issuable upon the exercise of options that are currently exercisable, (iii) 27,000 shares held in various retirement accounts, and (iv) 52,500 shares held by the Lind Family Partnership.

(12)	Consists of 393,000 shares issuable upon the exercise of stock options that are currently exercisable.

(13)	Consists of 381,162 shares issuable upon the exercise of stock options that are currently exercisable.

(14)	Consists of 210,000 shares issuable upon the exercise of stock options that are currently exercisable.

(15)	Consists of 280,000 shares issuable upon the exercise of stock options that are currently exercisable.

(16)	Consists of (i) 2,500 shares owned by Mr. Heinen, and (ii) 240,000 shares issuable upon the exercise of stock options that are currently exercisable.

(17)	Consists of 162,500 shares issuable upon the exercise of stock options that are currently exercisable.

(18)	Consists of 140,000 shares issuable upon the exercise of stock options that are currently exercisable.

(19)	Consists of 37,500 shares issuable upon the exercise of stock options that are currently exercisable.

(20)	Consists of (i) 1,099,352 shares owned, (ii) 3,329,545 shares issuable upon the exercise of stock options that are currently exercisable, and (iii) 0 shares issuable upon the exercise of stock options that are exercisable within the next 60 days.

For information about the Company’s securities authorized for issuance under equity compensation plans, see “Item 5. Market for Registrant’s Common Equity and Related Stock Matters” and further descriptions of the Company’s equity compensation plans in “PART IV – Item 15. Financial Statements – Note 9. Stockholders’ Equity.”

ITEM 13.	Certain Relationships and Related Transactions

Our bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Texas law. We have entered into indemnification agreements with all of our directors and have purchased directors’ and officers’ liability insurance. In addition, our articles of incorporation limits the personal liability of the members of our Board of Directors for breaches by the directors of their fiduciary duties.

Related Party Transactions

During fiscal year 2005, in connection with executing a content license agreement, the Company paid $25,000 to a family member of Thomas W. Sarnoff, Chairman of our Board of Directors.

During fiscal year 2005, the Company paid approximately $40,000 to the Bannerot Law Firm, P.C. for legal services provided by the Bannerot Law Firm, P.C. to the Company. The Company has also retained the Bannerot Law Firm, P.C. to provide future legal services to the Company as the need arises. James A. Bannerot, the Company’s Legal Coordinator, is the founder and sole shareholder of the Bannerot Law Firm, P.C.

ITEM 14.	Principal Accountant Fees and Services

The following table discloses the fees paid to BDO Seidman, LLP for the fiscal years ending September 30, 2005, and September 30, 2004.

	2005	2004
Audit Fees	$1,586,182	$442,269
Audit-Related Fees	29,400	61,200
Tax Fees	92,784	50,565
All Other Fees	—	—

Audit Fees represent fees for professional services provided in connection with the audit of our annual financial statements and of management’s assessment and the operating effectiveness of internal control over financial reporting including in our Form 10-K, the quarterly reviews of financial statements included in our Form 10-Q filings and other statutory or regulatory filings.

Audit-Related Fees are fees for assurance and related services that are reasonably related to the attendance at our Audit Committee meetings and our Annual Shareholders’ Meeting. This category includes fees related to assistance in employee benefit and compensation plan audits, and consulting on financial accounting/reporting standards.

Tax Fees primarily include professional services performed with respect to review of our original and amended tax returns and those of our consolidated subsidiaries, and for state, local and international tax consultation.

All Other Fees are fees for other permissible work performed that does not meet the above category descriptions.

The Audit Committee has also adopted procedures for pre-approving all audit and non-audit services provided by BDO Seidman, LLP. These procedures include reviewing a budget for audit and permitted non-audit services. The budget includes a description of, and a budgeted amount for, particular categories of non-audit services that are recurring in nature, and therefore anticipated at the time the budget is submitted. Audit Committee approval is required to exceed the budget amount for a particular category of non-audit services, and to engage the independent auditor for any non-audit services not included in the budget. For both types of pre-approval, the Audit Committee considers whether such services are consistent with the Securities and Exchange Commission’s rules on auditor independence.

PART IV

Item 15.	Exhibits and Financial Statements and Schedules.

3.	Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTIMEDIA GAMES, INC.

By:	/s/ CRAIG S. NOUIS
Craig S. Nouis
Chief Financial Officer

Dated: January 30, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ CLIFTON E. LIND Clifton E. Lind	Chief Executive Officer and Director (Principal Executive Officer)	January 30, 2006

/s/ CRAIG S. NOUIS Craig S. Nouis	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 30, 2006

/s/ THOMAS W. SARNOFF Thomas W. Sarnoff	Chairman of the Board and Director	January 30, 2006

/s/ ROBERT D. REPASS Robert D. Repass	Director	January 30, 2006

/s/ JOHN M. WINKELMAN John M. Winkelman	Director	January 30, 2006

/s/ MICHAEL J. MAPLES Michael J. Maples	Director	January 30, 2006

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002