Form 10-Q
period 2005-12-31
MULTIMEDIA GAMES INC
filed 2006-02-09
CIK 896400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended: December 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 6, 2006, there were 26,976,521 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FORM 10-Q

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2005 and September 30, 2005

(In thousands, except shares and per-share amounts)

(Unaudited)

	December 31, 2005	September 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,664	$118
Accounts receivable, net of allowance for doubtful accounts of $270 and $229, respectively	12,709	18,807
Inventory	334	414
Contract costs in excess of billing	1,182	789
Prepaid expenses and other	3,064	3,177
Notes receivable, net	9,362	9,362
Deferred income taxes	2,005	2,075

Total current assets	34,320	34,742
Restricted cash and long-term investments	1,033	1,068
Leased gaming equipment, net	30,918	37,391
Property and equipment, net	96,676	93,894
Notes receivable – noncurrent	31,076	31,964
Intangible assets, net	56,336	53,674
Other assets	1,717	1,959

Total assets	$252,076	$254,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of revolving lines of credit	$9,275	$—
Current portion of long-term debt and capital leases	11,655	13,401
Accounts payable and accrued expenses	29,337	35,349
Federal and state income tax payable	3,368	3,312
Deferred revenue	2,081	2,081

Total current liabilities	55,716	54,143
Revolving lines of credit	27,452	27,770
Long-term debts and capital leases, less current portion	4,491	6,498
Other long-term liabilities	2,826	3,049
Deferred revenue – noncurrent	846	1,057
Deferred income taxes	457	3,258

Total liabilities	91,788	95,775

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and test outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 30,852,499 and 30,802,524 shares issued, and 26,979,414 and 27,050,285 shares outstanding, respectively	309	308
Additional paid-in capital	68,132	67,184
Treasury stock, 3,873,085 and 3,752,239 shares at cost, respectively	(24,392)	(23,285)
Retained earnings	116,239	114,710

Total stockholders’ equity	160,288	158,917

Total liabilities and stockholders’ equity	$252,076	$254,692

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended December 31, 2005 and 2004

(In thousands, except per-share amounts)

(Unaudited)

	2005	2004
REVENUES:
Gaming revenue:
Class II	$24,404	$27,669
Charity	4,668	4,600
All other	3,633	5,300
Gaming equipment, system sale and lease revenue	625	994
Other	708	603

Total revenues	34,038	39,166

OPERATING COSTS AND EXPENSES:
Cost of gaming equipment and systems sold and royalty fees paid	597	841
Selling, general and administrative expenses	15,958	16,825
Amortization and depreciation	14,343	13,281

Total operating costs and expenses	30,898	30,947

Operating income	3,140	8,219

OTHER INCOME (EXPENSE):
Interest income	481	432
Interest expense	(966)	(554)

Income before income taxes	2,655	8,097
Income tax expense	1,126	3,074

Net income	$1,529	$5,023

Basic earnings per share	$0.06	$0.18

Diluted earnings per share	$0.05	$0.17

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,529	$5,023
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Amortization	1,700	811
Depreciation	12,643	12,470
Accretion of contract rights	982	326
Write-off of and loss on disposal of long-lived assets	—	35
Deferred income taxes	(2,731)	1,080
Share-based compensation	678	—
Options issued to consultants	4	67
Provision for doubtful accounts	41	96
(Increase) decrease in:
Accounts receivable	6,063	(4,102)
Inventory	80	199
Contract costs in excess of billing	(393)	—
Prepaid expenses and other	355	(336)
Federal and state income tax payable	56	1,734
Other long-term liabilities	(188)	(279)
Notes receivable	111	1,871
Increase (decrease) in:
Accounts payable and accrued expenses	(6,018)	(6,429)
Deferred revenue	(211)	(211)

NET CASH PROVIDED BY OPERATING ACTIVITIES	14,701	12,355

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(8,952)	(23,370)
Acquisition of intangible assets	(1,416)	(837)
Advances under development agreements	(5,914)	(10,493)
Repayments under development agreements	2,763	4,588

NET CASH USED IN INVESTING ACTIVITIES	(13,519)	(30,112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants, and related tax benefit	267	900
Proceeds from long-term debt	—	10,000
Principal payments of long-term debt and capital leases	(3,753)	(2,385)
Proceeds from revolving lines of credit	17,400	10,436
Payments on revolving lines of credit	(8,443)	—
Purchase of treasury stock	(1,107)	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	4,364	18,951

Net increase in cash and cash equivalents	5,546	1,194
Cash and cash equivalents, beginning of period	118	4,768

Cash and cash equivalents, end of period	$5,664	$5,962

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

For the Three Months Ended December 31, 2005 and 2004

(In thousands)

(Unaudited)

	2005	2004
SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$909	$462

Income tax paid	$3,688	$5

NON-CASH TRANSACTIONS:
Property and equipment and other assets acquired through:
Long-term debt	—	410

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes contained within the Company’s Annual Report on Form 10-K for the year ended September 30, 2005.

The financial statements included herein as of December 31, 2005, and for each of the three months ended December 31, 2005 and 2004, have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States of America, or U.S., and the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The information presented reflects all adjustments consisting solely of normal adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the three months ended December 31, 2005 are not necessarily indicative of the results which will be realized for the year ending September 30, 2006.

Operations. The Company is a leading supplier of interactive systems, electronic games, and gaming terminals for the Native American gaming market, as well as the growing racetrack casino, charity and commercial bingo, and video lottery markets. The Company designs and develops networks, software and content that provide its customers with, among other things, comprehensive gaming systems delivered through a telecommunications network linking its gaming terminals with one another, both within and among gaming facilities, thereby enabling players to simultaneously participate in the same game and to compete against one another to win common pooled prizes. The Company’s ongoing development and marketing efforts focus on Class II and Class III gaming systems and products for use by Native American tribes throughout the United States, or U.S., video lottery systems and other products for domestic and international lotteries, and products for domestic and international charity and commercial bingo facilities. The Company’s gaming systems are typically provided to customers under revenue sharing arrangements, except for video lottery terminals in the Class III market in Washington State, which are typically sold for an up-front purchase price. The Company offers content for its gaming systems that has been designed and developed by the Company, as well as game themes it has licensed from others.

Consolidation Principles. The Company’s financial statements include the activities of Multimedia Games, Inc. and its wholly-owned subsidiaries: Megabingo, Inc., MGAM Systems, Inc., Innovative Sweepstakes Systems, Inc., and MGAM Services, LLC. Intercompany balances and transactions have been eliminated.

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

Revenue Recognition. The majority of the Company’s gaming revenue is of a recurring nature, and is generated under participation arrangements by providing its customers with gaming terminals, gaming terminal content licenses and back-office equipment, collectively referred to as gaming equipment. Under these arrangements, the Company retains ownership of the gaming equipment installed at customer facilities, and receives revenue based on a percentage of the hold per day generated by the gaming equipment. Certain of the Company’s arrangements require a portion of the facilities’ hold per day to be set aside to be used to fund facility-specific marketing, advertising, promotions, and service. These amounts are offset against revenue, and deferred in a liability account until expended. Participation revenue generated from the Company’s Native American Class II product is reported in its results of operations as “Gaming revenue – Class II,” revenue from its charity bingo product is included in “Gaming revenue – Charity,” and participation revenue from the Company’s Tribal Instant Lottery Game, or TILG, and its Native American Class III products, including games played under the Oklahoma Compact, are included in “Gaming revenue – All other.”

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

The Company also markets a modular suite of software gaming support products, such as player tracking, which enables operators to monitor, manage and track player activity, and slot accounting systems, slot management systems, and slot monitoring systems, collectively referred to as the MGAMe™ System. The MGAMe system is either sold to customers as a complete system or on a module-by-module basis for a one-time license fee and a recurring fee for post-customer support, or is provided under a participation arrangement.

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

Costs in excess of amounts billed are classified as “Current assets under costs in excess of billings.” Billings in excess of costs are classified under current liabilities as “Billings in excess of costs on uncompleted contracts.”

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

At December 31, 2005 and September 30, 2005, the following amounts were recorded in the Company’s financial statements:

	December 31, 2005	September 30, 2005
	(in thousands)
Costs incurred on uncompleted contracts	$7,201	$6,808
Billings on uncompleted contracts	(6,019)	(6,019)

	$1,182	$789

Included in accompanying balance sheets under the following captions:
Contract costs in excess of billings	$1,182	$789

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

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An analysis of intangible assets at December 31, 2005, indicated there was no impairment to these assets’ carrying values.

At December 31, 2005 and September 30, 2005, the following net amounts related to advances made under development agreements were recorded in the following balance sheet captions:

	December 31, 2005	September 30, 2005
	(In thousands)
Included in:
Notes receivable	$38,241	$38,421
Property and equipment, net of accumulated depreciation	8,968	9,381
Intangible assets – contract rights, net of accumulated amortization	42,653	39,705

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Notes Receivable. At December 31, 2005 and September 30, 2005, the Company’s notes receivable consisted of the following:

	December 31, 2005	September 30, 2005
	(In thousands)
Notes receivable from development agreements	$38,241	$38,421
Notes receivable from equipment sales	1,443	2,042
Other notes receivable	754	863

Notes receivable, net	40,438	41,326

Less current portion	(9,362)	(9,362)

Notes receivable – non-current	$31,076	$31,964

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements, and generally bear interest at prevailing interest rates. These notes are typically collateralized by all the personal property not owned by the Company and contained within the respective tribal gaming facility, although the value of such property, if repossessed, may be less than the note receivable outstanding. As of December 31, 2005, the average interest rate on notes receivable from development agreements was 6.20%, and the expected term of such notes ranged from one to three years; however, the timing of required payments may vary, as certain of the note repayment terms are based on the hold per day per gaming terminal retained by the facilities.

Notes receivable from equipment sales consist of financial instruments issued by customers for the purchase of gaming terminals and licenses, and generally bear interest at prevailing interest rates. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the note receivable outstanding. As of December 31, 2005, the average interest rate on notes receivable from equipment sales was 5.25%, and the term of such notes ranged from one to two years.

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

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. An analysis of the long-lived assets at December 31, 2005 indicated there was no impairment to these assets’ carrying values.

Equipment under Capital Lease. Equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The cost of leased property and equipment is amortized using the Company’s normal depreciation policy, described under “Property and Equipment and Leased Gaming Equipment.”

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Credit Facility, Long-Term Debt and Capital Leases. At December 31, 2005 and September 30, 2005, the Company’s Credit Facility, long-term debt and capital leases consisted of the following:

	December 31, 2005	September 30, 2005
	(In thousands)
Revolving lines of credit	$36,727	$27,770
Less current portion	(9,275)	—

Long-term revolving lines of credit	$27,452	$27,770

Term Loan facility	$9,785	$12,014
Other long-term debt	2,834	3,320
Capital lease obligations	3,527	4,565

Long-term debt and capital leases	16,146	19,899

Less current portion	(11,655)	(13,401)

Long-term debt and capital leases, less current portion	$4,491	$6,498

The Company’s debt structure consists of a Credit Facility, which provides the Company with a $20.0 million term loan facility, or the Term Loan, a $15.0 million revolving line of credit, or the Revolver, and a $35.0 million reducing line of credit, or the Reducing Revolver. Two of the three tranches of the Term Loan mature in June 2006 and bear interest at a rate of Prime (or 7.25% as of December 31, 2005). The third tranche of the Term Loan matures in June 2007, and also bears interest at a rate of Prime. As of December 31, 2005, the Company had drawn $20.2 million under the available tranches of the Term Loan. Equal installments of principal and interest are payable over the term of the first two tranches, which are 36 and 30 months, respectively. On the third tranche, installments based on a 24-month term began in July 2005, with a balloon payment due in June 2007.

The Revolver provides the Company with up to $15.0 million for working capital needs. The Revolver bears interest, payable monthly, at a rate of Prime and has a commitment fee based on the daily average unborrowed commitment. The Revolver matures in November 2006. As of December 31, 2005, $7.0 million was outstanding under the Revolver, leaving $8.0 million available, which was reduced by $1.0 million, reflecting outstanding letters of credit.

The Reducing Revolver provides the Company with up to $35.0 million, which is advanceable based on the Company’s unfinanced capital expenditures. After the first 12 months, the availability under the Reducing Revolver is reduced quarterly, based on a 36-month straight-line amortization. The Reducing Revolver bears interest, payable monthly, at a rate of Prime and has a commitment fee based on the daily average unborrowed commitment. Interest payments are due monthly, and principal plus unpaid interest is due when the Reducing Revolver matures in June 2009. As of December 31, 2005, $29.8 million was outstanding under the Reducing Revolver, leaving $4.6 million available.

The Company also maintains a lock-box arrangement with the bank providing the Credit Facility. Neither arrangement provides the bank with dominion of funds, and therefore, the revolving lines of credit are classified according to their terms.

The Credit Facility is collateralized by substantially all of the Company’s assets, and contains financial covenants as defined in the agreement, that include a maximum indebtness to EBITDA ratio of 1.50:1.00, a maximum total liabilities to tangible net worth ratio of 1.25:1.00, a minimum trailing twelve-month EBITDA of $60.0 million and a maximum rolling four-quarter capital expenditures rate, including amounts advanced under development agreements, of $175.0 million. The Company was in compliance with these covenants as of December 31, 2005.

Other long-term debt at December 31, 2005 represents a five-year loan related to financing the Company’s corporate aircraft, and various three-to five-year loans for the purchase of automobiles and property and equipment.

Fair Value of Financial Instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At December 31, 2005 and September 30, 2005, the carrying amounts for the Company’s financial instruments, which include accounts and notes receivable, accounts payable, the Credit Facility, and long-term debt and capital leases, approximate fair value.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Related Party Transactions. During the three months ended December 31, 2005, in connection with executing a content license agreement, the Company paid $25,000 to a family member of the Chairman of the Board.

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

	Three Months Ended December 31,
	2005	2004
	(In thousands, except shares and per-share amounts)
Income available to common stockholders – basic and diluted	$1,529	$5,023

Weighted average common shares outstanding	27,014,114	27,954,564
Effect of dilutive securities:
Options	1,839,889	2,307,330

Weighted average common and potential shares outstanding	28,854,003	30,261,894

Basic earnings per share	$0.06	$0.18

Diluted earnings per share	$0.05	$0.17

At December 31, 2005 and 2004, options to purchase 2,135,380 and 399,500 shares, respectively, of Common Stock at exercise prices ranging from $7.61 to $21.53 per share, and $13.76 to $21.53 per share, respectively, were outstanding, but were not included in the computation of diluted earnings per share due to their antidilutive effect.

Share-Based Compensation. Prior to October 1, 2005, the Company elected to follow the intrinsic value based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock option plans, as allowed by SFAS No. 123, “Accounting for Stock Based Compensation.” Under APB No. 25, the Company did not recognize compensation expense for grants of stock options to common-law employees and directors with an exercise price equal to or greater than the market price of the stock on the date of grant.

On 1, 2005, the Company adopted the provisions of SFAS No. 123 (R), “Share-Based Payment.” SFAS No. October 123 (R) is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB 25. Among other items, SFAS No. 123 (R) eliminated the use of APB 25 and the intrinsic value method of accounting, and requires the Company to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The Company currently utilizes the Black-Scholes-Merton option-pricing model to measure the fair value of stock options granted to employees consistent with that used for pro forma disclosures under SFAS No. 123.

The Black-Scholes-Merton model incorporates various assumptions including expected volatility, expected life, and risk-free interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The assumptions used for the three-month periods ended December 31, 2005 and 2004 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	Three Months Ended December 31,
	2005	2004
Weighted average expected life	4.50 years	4.57 years
Risk–free interest rate	4.10%	4.12%
Expected volatility	62.0%	62.0%
Expected dividend yields	—	—
Weighted–average fair value of options granted during the period	$5.35	$7.59

SFAS No. 123 (R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. The Company applied the “modified prospective” method, under which compensation cost is recognized in the financial statements beginning with the adoption date for all share-based payments granted after that date, and for all unvested awards granted prior to the adoption date of SFAS No. 123 (R).

The following table presents a comparison of the actual three months ended December 31, 2005 reported net income, net income per share and compensation cost of stock options granted to employees, to the pro forma amounts that would have been reported if compensation expense had been determined using the fair value method required by SFAS No. 123 for the three months ended December 31, 2004:

	Three Months Ended December 31,
	2005	2004
	(In thousands, except per-share amounts)
Net income:
As reported	$1,529	$5,023
Reported share-based compensation, net of tax	533	—
Pro forma share-based compensation, net of tax	—	(858)

Pro forma	$2,062	$4,165

Basic earnings per common share:
As reported	$0.06	$0.18

Pro forma	$0.08	$0.15

Diluted earnings per common share:
As reported	$0.05	$0.17

Pro forma	$0.07	$0.14

2. COMMITMENTS AND CONTINGENCIES

Litigation

Development Agreements. In April 2004, the Company received a letter from the National Indian Gaming Commission, or NIGC, advising the Company that its agreements with a certain customer may constitute a management contract requiring the approval of the NIGC Chairman. The Company has maintained that the agreement, relied on by the NIGC, was an old, outdated agreement that was not applicable to the customer’s gaming facility. The NIGC has taken no further action in this matter.

On November 30, 2004, the Company received letters from the Acting General Counsel of the NIGC advising the Company that, based on the fee it receives under its agreements with other tribes, (collectively, the “tribes”), those

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Diamond Games. The Company is a defendant, along with others, in a lawsuit filed on November 16, 2004, in the State Court in Oklahoma City, Oklahoma, alleging five causes of action: 1) Deceptive Trade Practices, 2) Unfair Competition, 3) Wrongful Interference with Diamond Games, Inc.’s Business; 4) Malicious Wrong / Prima Facie Tort; and, 5) Restraint of Trade. The Company filed a motion to dismiss the case, challenging subject matter jurisdiction of the Oklahoma state courts. The motion was denied. A motion to reconsider was likewise denied. Relief was sought from the Supreme Court of Oklahoma by an Application for a Writ of Prohibition. The application for a writ was denied on October 10, 2005. The case asserts that the Company offered allegedly illegal Class III games on the MegaNanza® and Reel Time Bingo® gaming systems to Native American tribes in Oklahoma. Diamond Games claims that the offer of these games negatively affected the market for its pull-tab game, Lucky Tab II. Diamond Games also alleges that the Company’s development agreements with Native American tribes unfairly interfere with the ability of Diamond Games to successfully conduct its business. Diamond Games is seeking unspecified damages and injunctive relief; however, the Company believes the claims of Diamond Games are without merit and intends to defend the case vigorously. The Company’s defense will include a continued challenge to the jurisdiction of the Oklahoma state courts over matters directly involving the self-governance of Native American tribes involved in Indian gaming, which has been recognized as a governmental enterprise. At the present time, the case is in the preliminary stages of discovery which entails responding to the adverse parties requests for production of documents.

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

Pursuant to an agreement between the Company and Alliance Gaming, Inc., or Alliance, the Company currently sublicenses the right to practice the technology stated in the ‘035 Patent in Native American gaming jurisdictions in the United States. Alliance obtained from Oasis the right to sublicense those rights to the Company. That sublicense remains in effect today. Under the sublicense from Alliance, in the event that the Company desires to expand its

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

rights beyond Native American gaming jurisdictions, the agreement provides the Company the following options: 1) to pursue legal remedies to establish its rights independent of the ‘035 Patent; or 2) to negotiate directly and enter into a separate agreement with Oasis for such rights, paying either a one-time license fee per jurisdiction or a unit fee per gaming machine.

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

Upon the Company’s motion to dismiss, on September 27, 2005, the court dismissed Gamco’s lawsuit for lack of standing. The court granted Gamco leave to file an amended complaint for infringement, if any, that might have occurred during the time Gamco owned the patent. Gamco amended its complaint on November 14, 2005, alleging that the Company “sold or offered to sell” master processing units as part of the service to be provided to the New York State Lottery. On December 7, 2005, the Company filed a motion to dismiss the amended complaint, asserting that no equipment, including any master processing units, were sold or offered for sale to the New York State Lottery, and that no alleged infringing equipment was used in the New York State Lottery during the time that Gamco owned the ‘035 Patent. To the extent an amended complaint may survive the Company’s motion to dismiss, the Company intends to vigorously defend the matter. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

Aristocrat Technologies, Inc. On January 27, 2005, Aristocrat Technologies, Inc. filed suit in the United States District Court for the Central District of California, alleging that deployment of the Company’s networked central-determinant instant lottery system infringes U.S. Letters Patent No. 4,817,951, entitled “Player Operable Lottery Machine Having Display Means Displaying Combination of Game Result Indicia,” (the “‘951 Patent”). Aristocrat is seeking an injunction, damages, and a trebling of damages for willful infringement. Preliminary research indicates that the Company has not infringed the ‘951 Patent. Trial is set for December 5, 2006. The Company intends to vigorously defend this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

HomeBingo Network, Inc. On May 16, 2005, HomeBingo Network filed suit in the United States District Court for the Northern District of New York, against the Company and the gaming entity of the Miami Tribe of Oklahoma, alleging that deployment of Reel Time Bingo and other bingo games infringes U.S. Letters Patent No. 6,186,892, entitled “Bingo Game for use on the Interactive Communication Network which Relies upon Probabilities for Winning.” HomeBingo seeks an injunction, damages in the amount of a reasonable royalty, and a trebling of damages for willful infringement. The Company received no demand or prior indication that this suit was going to be filed. The Miami Tribe of Oklahoma has been dismissed from the lawsuit on the basis of tribal immunity, and as such, a lack of jurisdiction. The litigation is in the discovery phase. The Company intends to vigorously defend this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

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

Development Agreements

As of December 31, 2005, the Company had entered into development agreements to provide up to $159.0 million towards the construction and/or remodeling of tribal gaming facilities, and had advanced $112.9 million under these agreements. In exchange for a certain amount of the funds advanced under the development agreement, the Company receives a guarantee of floor space for its gaming terminals. A portion of the hold per day generated by these gaming terminals is used to repay the construction advance. Consequently, the payback period is dependent on the hold per day generated by the Company’s gaming terminals located on the guaranteed floor space. The Company is in various stages of discussion with new and existing customers to provide funding for similar opportunities under joint development agreements.

Off Balance Sheet Arrangements

As of December 31, 2005, the Company had $1.0 million in outstanding letters of credit issued under the Revolver to guarantee its performance under certain contracts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading supplier of interactive systems, electronic games, and gaming terminals for the Native American gaming market, as well as the growing racetrack casino, charity and commercial bingo and video lottery markets. We design and develop networks, software and content that provide our customers, among other things, comprehensive gaming systems delivered through a telecommunications network that links our gaming terminals with one another, both within and among gaming facilities. Our ongoing development and marketing efforts focus on Class II and Class III gaming systems and products for use by Native American tribes throughout the United States, video lottery systems and other products for domestic and international lotteries, products for charity and commercial bingo opportunities and promotional sweepstakes systems.

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

Class II Market

We derive our Class II gaming revenues from participation arrangements with our Native American customers. Under participation arrangements, we retain ownership of the gaming equipment installed at our customers’ tribal gaming facilities, and receive revenue based on a percentage of the hold per day generated by each gaming system. Our portion of the hold per day is reported by us as “Gaming revenue – Class II” and represents the total amount that end users wager, less the total amount paid to end users for prizes, and the amounts retained by the facilities for their share of the hold. Our New Generation gaming system operates at a speed considerably faster than our Legacy system, generally resulting in end users playing a greater number of games on our New Generation system in the same amount of time. As a result of the faster speed of play and higher payout ratios, we believe that end users derive a higher level of satisfaction from playing our New Generation games. We believe that this enhanced satisfaction results in end users playing more games and for longer periods of time than on our Legacy system, resulting in higher play on our New Generation system. In July 2005, we introduced and began deploying our Gen5 gaming system to our Class II markets. The product is gradually replacing the Gen IV back-office system that we introduced in late 2003, and which enabled enhancements to prior systems to allow us to add bonus round games and wide-area progressive jackpots to our extensive library of game titles. The new Gen5 product features a more robust database for accounting, player tracking and database marketing, enhanced hardware and software redundancy, the ability to provide customers with currency accounting and player tracking support for third-party vendor games, and the ability to offer Class II and Class III compacted games on a single integrated system.

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

In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. This legislation was subject to approval in a statewide referendum, which was subsequently obtained in the November 2004 elections. The Oklahoma gaming legislation allows the tribes to sign a compact with the State of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma will be allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. On March 30, 2005, our bonanza-style bingo games became the first such games played in the state. As of December 31, 2005, we had placed 1,229 gaming terminals at thirteen facilities that are operating under the Oklahoma compact.

Charity and Commercial Bingo Market

In December 2003, we began installing a high–speed, standard bingo game for the charity market in Alabama, and as of December 31, 2005, we had 2,419 gaming terminals installed in three facilities. Charity bingo and other forms of charity gaming are operated by or for the benefit of nonprofit organizations for charitable, educational and other lawful purposes. These games are typically only interconnected within the gaming facility where the terminals are located. Regulation of charity gaming is vested with each individual state, and in some states, regulatory authority is delegated to county or municipal governmental units. We typically place gaming terminals under participation arrangements in the charity market and receive a percentage of the hold per day generated by each of the gaming terminals. In addition, during July 2004, we began installing a limited number of charity gaming units in the state of Louisiana.

State Video Lottery Market

Beginning in January 2004, we began the first operation of our central determinant system for the video lottery terminal network that the New York Lottery operates at licensed New York State racetrack casinos. As payment for providing and maintaining the central determinant system, we receive a small portion of the network-wide hold per day.

Promotional Sweepstakes System

On December 15, 2005, we leased a promotional sweepstakes system to the Birmingham Race Course, a greyhound race course in Birmingham, Alabama. A promotional sweepstakes game allows a patron to obtain sweepstakes entries when purchasing products or services. There are a number of methods that allow a patron to redeem their sweepstakes entries, including having the predetermined outcome displayed by video card readers. On December 22, 2005, the local sheriff served a search warrant, issued by an Alabama state judge, on the Birmingham Race Course. Pursuant to a search warrant, the local sheriff shut down the promotional sweepstakes system that was operating at the facility. On January 31, 2006, the Alabama Circuit Court issued a Declaratory Judgment and Injunction that declared that the Promotional Sweepstakes game is legal under Alabama law (see “Recent Developments”). We provide the promotional sweepstakes system, including the video card readers to the facility under a lease arrangement.

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

In return for the amounts advanced by us, we received a commitment for a fixed number of gaming terminal placements in the facility, and a fixed percentage of the hold per day from those units over the term of the agreement. Certain of the agreements contain performance standards for our gaming terminals that could allow the facility to reduce a portion of our gaming terminals. To date, we have entered into development agreements for an aggregate commitment to advance approximately $159.0 million. As of December 31, 2005, we had advanced a total of $112.9 million under such agreements and expect to advance the remaining $46.1 million over the next twelve to twenty-four months.

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

Research and development expenses increased by 15.0% to $4.8 million for the three months ended December 31, 2005, from $4.1 million for the comparable period in the prior fiscal year. This increase primarily resulted from an increased headcount in our development group as we have focused our internal efforts on developing new gaming systems and game themes.

Recent Developments

Promotional Sweepstakes System

We, through our wholly-owned subsidiary, Innovative Sweepstakes Systems, Inc., or Innovative, leased our new promotional sweepstakes system to the Birmingham Race Course, which became operational on December 15, 2005. Prior to deploying our system, as is our general practice, we obtained and relied upon independent legal opinions analyzing Alabama law as applied to sweepstakes systems. We believed our system was in compliance with applicable law. However, the gaming markets that we address are heavily regulated, and we consistently disclosed the risks of regulatory enforcement action against our customers and equipment.

On December 22, 2005, the Jefferson County Sheriff served a search warrant, issued by an Alabama state judge, on the Birmingham Race Course in Birmingham, Alabama. Pursuant to such warrant, the sheriff’s officers removed certain computer servers and sweepstakes video readers from the race course facility.

That same day, the Circuit Court in Jefferson County, Alabama, or the Alabama Circuit Court, issued a temporary restraining order preventing the Jefferson County Sheriff from removing additional units, and essentially “freezing” matters until the January 3, 2006 hearing. In fact, the judge had issued a preliminary injunction, which had the same effect as the temporary restraining order noted above until further notice of the court.

On January 4, 2006, the Alabama Circuit Court issued an order in the case of Jefferson County Racing Association v. Hale, Civil Action No. CV 2005-07684, granting plaintiffs’ motions that, (a) commencing on January 5, 2006, the law enforcement officials return all equipment, information and information media seized from the Birmingham Race Course on December 22, 2005, and (b) plaintiffs may begin immediate repairs and reinstallation of the equipment at the Birmingham Race Course. The court order prohibited operation of the games at the Birmingham Race Course without further order of the court. The parties were required to work with a mediator to develop and submit a stipulated version of the facts in the case, and to file briefs with the court by January 13, 2006, in connection with a January 17, 2006 hearing. Innovative filed a motion to intervene in the case. The Alabama Circuit Court allowed the intervention and aligned Innovative with the plaintiff.

On January 31, 2006, the Circuit Court of Jefferson County, Alabama issued a Declaratory Judgment and Injunction in the case of Jefferson County Racing Association v. Hale, Civil Action No. CV 2005-07684, wherein the court set forth its findings of fact and made the following rulings:

•	This Court declared that the Quincy’s Sweepstakes, as represented to this Court during trial, is a lawful sweepstakes promotion and is not illegal under Alabama law;

•	The Sheriff is, therefore, permanently enjoined from further actions against such operations at the Race Course facility, provided plaintiffs operate the Sweepstakes as represented to the Court; and

•	The Sheriff was instructed to return to the Race Course all money seized during the raid, as well as any remaining papers, records, equipment or property seized but not heretofore returned.

This decision can be appealed within 42 days from the date of the Order and can be extended under certain circumstances

Johnson Act

Recently, the DOJ made available to the public proposed legislation the agency has drafted amending the Johnson Act. The proposed legislation, if enacted, could materially and adversely affect our Class II gaming market. The proposed legislation would classify electronic technological aids used by Native American tribes in Class II games, such as bingo, as gambling devices, and would authorize the use of such Class II devices by Native American tribes only if such devices are certified by the National Indian Gaming Commission, or NIGC, as Class II technological aids. The proposed legislation establishes criteria that must be met in order for the NIGC to certify the gambling devices as a Class II technological aid. The criteria would restrict the speed of the Class II games, as well as the depictions and graphics used in the games, thereby rendering the game potentially less appealing to the customers.

RESULTS OF OPERATIONS

The following tables outline our end-of-period and average installed base of gaming terminals for the three months ended December 31, 2005 and 2004:

	At December 31,
	2005	2004
End-of-period installed gaming terminal base
Class II gaming terminals
Reel Time Bingo	8,915	9,857
Legacy system	390	705
Oklahoma compacted games	1,229	—
Other gaming terminals	2,589	5,617

	Three Months Ended December 31,
	2005	2004
Average installed gaming terminal base:
Class II gaming terminals
Reel Time Bingo	9,283	10,061
Legacy system	436	798
Oklahoma compacted games	1,105	—
Other gaming terminals	2,572	4,232

Three Months Ended December 31, 2005, Compared to Three Months Ended December 31, 2004

Total revenues for the three months ended December 31, 2005 were $34.0 million, compared to $39.2 million for the same period of 2004. The revenue decrease was primarily driven by the decline of Class II gaming and TILG revenues discussed below.

Gaming Revenue – Class II

•	Class II gaming revenues decreased by $3.3 million, or 12%, from $27.7 million in the three months ended December 31, 2004, to $24.4 million in the three months ended December 31, 2005.

•	Legacy revenue decreased $700,000, or 48%, to $753,000 in the three months ended December 31, 2005, from $1.5 million in the three months ended December 31, 2004. The average installed base of Legacy gaming terminals decreased 45%, which was partially offset by a 6% increase in hold per day.

•	Reel Time Bingo revenue was $23.7 million for the quarter ended December 31, 2005, compared to $26.2 million in the quarter ended December 31, 2004, a $2.6 million, or 10% decrease. The average installed base of gaming terminals decreased 8%, but was partially offset by a 7% higher average hold per day. During fiscal 2005 and the first quarter of fiscal 2006, 1,294 Reel Time Bingo gaming terminals were converted to games played under the compact, and generated $1.8 million in first quarter 2006 revenues, which are included in all other gaming revenues.

•	Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, increased $656,000, to $982,000 in the three months ended December 31, 2005, compared to $326,000 in the three months ended December 31, 2004.

Gaming Revenue – Charity

•	Charity gaming revenues increased 1%, to $4.7 million for the December 2005 quarter, compared to $4.6 million for the same quarter of 2004. The average installed gaming terminal base increased 15% in the three months ended December 31, 2005, compared to the same period in 2004, but was partially offset by a 13% decrease in the average hold per day, resulting from facilities increasing their install base to maximize earnings.

•	As of December 31, 2005, we had an installed player terminal base of 2,589 units in the charity market, compared to 2,237 units in the prior year.

Gaming Revenue – All Other

•	Class III rental and back-office fees decreased 2%, to $1.3 million in the three months ended December 31, 2005, from $1.3 million during the same period of 2004.

•	In March 2005, we began converting Reel Time Bingo gaming terminals to games that could be played under the Oklahoma compact. These games generated revenue of $1.8 million in the three months ended December 31, 2005, compared to no revenue during the same period of 2004.

•	Other recurring gaming revenue generated from TILG decreased to no revenue for the quarter ended December 31, 2005, compared to $3.5 million in same quarter of 2004. The decrease relates to the fiscal 2005 second-quarter conversion of the remaining TILG POSTs to Reel Time Bingo

•	Revenues from the New York Lottery system increased $127,000 in the three months ended December 31, 2005, from $430,000 in the three months ended December 31, 2004. Currently, five of the eight planned racetrack casinos are operating, with approximately 5,600 total terminals. To date, we have realized substantially less revenue than anticipated from our New York Lottery operations, in significant part due to delays in the opening of planned racetrack casino operations at several racetracks. We are nevertheless required to incur ongoing expenses associated with development and maintenance of the New York video lottery system, and we do not currently expect to have profitable operations there until one or more of the larger racetrack casinos open.

Gaming Equipment and System Sale and Lease Revenue and Cost of Sales

	Three Months ended December 31,
	2005		2004
Gaming equipment and system revenue	$336		$644
Cost of gaming equipment and systems sold	(104)		(416)

	232	69%	228	35%

License revenue	$289		$350
Cost of licenses sold	(179)		(88)

	110	38%	262	75%

Cost of royalty fees	312		337

Gaming terminal and system revenue reflected no sales of gaming terminals in the three months ending December 31, 2005, compared to 43 gaming terminals in the three months ending December 31, 2004. In the periods ending December 31, 2005 and 2004, gaming equipment sale revenue included revenues of $281,000 for both quarters and cost of sales of $70,000 and $159,000, respectively, related to a certain equipment sale being recognized ratably over the term of the agreement. Margins on licenses sold decreased as a licensed third-party participation game introduced in the second quarter of fiscal 2004 has a lower margin than the outright sale of the license. Royalty fees decreased due to lower revenue on some licensed game themes in play.

Selling, general and administrative expenses decreased to $16.0 million for the three months ended December 31, 2005, from $16.8 million in the same period of 2004. Stock-based compensation expense of $678,000 was included in SG&A expense for the three months ended December 31, 2005, while no stock-based compensation expense was recorded in the same period of 2004. Consulting and contract labor decreased $1.2 million, due to decreased commissions in the California TILG market. Repairs and maintenance, transportation, and related cost decreased by $498,000 due to deployment costs incurred in the first quarter of fiscal 2005 for the launch of TILG. The decrease was offset by the continued higher salaries and wages and the related employee benefits and taxes, which increased approximately $67,000 due to the additional personnel hired to develop our gaming systems and content, and to monitor and develop proposals to address opportunities in both domestic and international markets. At December 31, 2005, we employed 476 full-time and part-time employees, compared to 460 at December 31, 2004. Legal, professional and lobbying fees increased approximately $195,000, primarily as a result of increased legal and professional services related to our research of new products, entry into new markets and Sarbanes-Oxley consulting costs.

Effective September 30, 2005, we accelerated the vesting for certain out-of-the-money unvested stock options previously awarded to employees and directors under our stock option plans. We made the decision to immediately vest these options to avoid future compensation expense related to those options upon adoption of Financial Accounting Standards Board’s, or FASB’s issuance of Statement of Financial Accounting Standards, or

SFAS No. 123 (R). With this action, options to purchase 311,625 shares of our common stock, at prices ranging from $10.15 to $21.53, that would otherwise have vested at various times over the next four years, became fully vested. Absent the acceleration of these options, upon adoption of SFAS No. 123 (R) on October 1, 2005, we would have been required to recognize approximately $1.5 million in compensation expense from these options over their remaining vesting terms, which will, as a result, only be reflected in our footnote disclosures.

Depreciation expense increased 1%, to $12.6 million for the three months ended December 31, 2005, from $12.5 million in 2004, primarily as a result of a the increase in the number of gaming terminals in our rental pool. Amortization expense increased to $1.7 million for the quarter ended December 2005, compared to $810,000 for the same quarter of 2004. The majority of the increase was related to amortization of license agreements for gaming content and internally developed software.

Interest income increased to $481,000 for the three months ended December 31, 2005, from $433,000 in the same period of 2004, due to the higher balance of notes receivable bearing variable interest rates.

Interest expense increased 74%, to $966,000 for the first fiscal quarter of 2006, from $554,000 for the same quarter of fiscal 2004, due primarily to an increase in amounts outstanding under our Credit Facility. As we continue to fund our capital commitments pursuant to our development agreements and otherwise, we will likely be required to borrow more money under our Credit Facility. As a result, our interest expense will likely continue to increase in the future.

Income tax expense decreased $1.9 million to $1.1 million for the three months ended December 31, 2005, from $3.1 million in the same period of 2004. These figures represent effective tax rates of 42.4% and 38.0% for the three months ended December 31, 2005 and 2004, respectively. SFAS No. 123 (R) includes several modifications to the way that income taxes are recorded in the financial statements. The expense for certain types of option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in our effective tax rates recorded throughout our fiscal year. The higher effective tax rate for the three months ended December 31, 2005, was primarily a result of the timing of such deductibility of stock options.

Our tax years ended 2002, 2003 and 2004 are currently under examination from the Internal Revenue Service, or I.R.S. We have received a proposed adjustment of approximately $835,000 relating to the deductibility of certain lobbying expenses the I.R.S. has determined should be disallowed. The I.R.S. has not made an assessment, but if the I.R.S. does make an assessment, we may appeal the determination. If the assessment is upheld, our effective tax rate would be higher for the year ended September 30, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS ISSUE

In December 2004, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”

SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) are required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission adopted a rule that amended the required application date of 123(R) from interim or annual reporting periods beginning after June 15, 2005, to the beginning of the entity’s next fiscal year. We adopted SFAS 123(R) on October 1, 2005, the effects of which are discussed under Results of Operations.

In March 2005, the FASB issued Financial Interpretation No. 47, or FIN 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB SFAS 143.” FIN 47 requires asset retirement obligations to be recorded when a legal obligation exists even though the timing and/or method of the settlement of such obligations is conditional on a future event. FIN 47 is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of FIN 47 will have a material impact on our financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20 and FASB SFAS No. 3, which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles and also to changes required by an accounting pronouncement that does not contain specific transition provisions. SFAS No. 154 carries forward without change the guidance contained in APB Opinion No. 20, “Accounting Changes,” for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will be adopting SFAS No. 154, effective October 1, 2006, and do not expect the adoption to have a material impact on our financial position and results of operations. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements.

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

Revenue Recognition. The majority of our gaming revenue is of a recurring nature and is generated by providing customers with gaming terminals, gaming terminal content licenses and back-office equipment, which are collectively referred to as gaming equipment, under participation arrangements. Under these arrangements, we retain ownership of the gaming equipment installed at customer facilities, and receive revenue based on a percentage of the hold per day generated by the gaming equipment. Certain of our arrangements require a portion of the facilities’ hold per day to be set aside to be used to fund facility-specific marketing, advertising, promotions, and service. These amounts are offset against revenue, and are deferred in a liability account until expended.

We also generate revenues from the sale or lease of Class III gaming equipment in Washington State and from related back-office fees based on a share of the hold per day of the installed equipment. Back-office fees cover the service and maintenance costs for back-office servers installed in each gaming facility to run its gaming equipment, as well as the cost of related software updates. For those gaming terminals sold to our customers, the back-office fees are based on a considerably smaller percentage of the hold per day than the revenue share received from terminals being rented under participation agreements.

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

Property and Equipment and Leased Gaming Equipment. The cost of property and equipment and leased gaming equipment is depreciated over their estimated useful lives, generally using the straight-line method for financial reporting, and accelerated methods for tax reporting purposes. A majority of our assets are susceptible to changes in technology and changes in the competitive marketplace, influencing customer preferences in such things as cabinet styles or game titles. These factors could cause us to evaluate and change the estimated lives used to depreciate assets.

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

At December 31, 2005 and 2004, our allowance for doubtful trade accounts and notes receivable was $270,000 and $679,000, respectively.

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

At December 31, 2005 and September 30, 2005 our net deferred tax asset (liability) totaled $1.5 million and $(1.2) million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, we had unrestricted cash and cash equivalents of $5.7 million, compared to $118,000 at September 30, 2005. Our working capital deficit at December 31, 2005 increased to a working capital deficit of $21.4 million, compared to $19.4 million at September 30, 2005. The working capital deficit as of December 31, 2005 was the result of our repurchases of treasury stock, our continued investment in development agreements, and acquisition of property and equipment and leased gaming equipment. During 2005, we used $1.1 million to purchase treasury stock, $9.0 million for capital expenditures of property and equipment, and advanced $3.2 million, net of amounts reimbursed, under development agreements. At September 30, 2005, none of the lines of credit were current and at December 31, 2005, $9.3 million was due within twelve months.

As of December 31, 2005, our total contractual cash obligations were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Revolving lines of credit(1)	$9,985	$28,192	$5,123	$—	$43,300
Long-term debt(2)	9,558	4,555	75	—	14,188
Capital leases(3)	3,330	357	—	—	3,687
Operating leases(4)	1,537	2,842	2,321		6,700
Purchase commitments(5)	1,894	2,038	288	1,524	5,744
Payments due under employment agreement(6)	250	500	500	2,021	3,271
Gaming facility joint development agreements(7)	33,462	12,609	—	—	46,071

Total	$60,016	$51,093	$8,307	$3,545	$122,961

(1)	The revolving credit lines bear interest at a rate of Prime (7.25% as of December 31, 2005).
(2)	Consists of various three-to-five-year loans for the purchase of automobiles and property and equipment at an overall average annual interest rate of 7.49%, a five-year loan related to financing our corporate aircraft at an annual interest rate of LIBOR plus 2.75% (7.57% as of December 31, 2005), and amounts borrowed under our Credit Facility at annual interest rate of Prime (7.25% as of December 31, 2005).
(3)	Consists of various three-year capital leases for property and equipment at an overall average annual interest rate of 7.39%.
(4)	Consists of operating leases for our facilities and office equipment that expire at various times through 2010.
(5)	Consists of commitments to order third-party license agreements and for the purchase of gaming terminals.
(6)	Represents the expected future payments due, based on life expectancy tables, to Gordon Graves for his noncompete agreement entered into under his Employment Agreement.
(7)	Represents commitments for payments toward development and construction and/or expansion of tribal gaming facilities. For purposes of this table, cash obligations under development agreements are considered payable over the next twelve to twenty-four months, although the actual timing of payments may extend beyond twenty-four months, depending on the number and schedule of development projects ongoing at any given time.

During the quarter ended December 31, 2005, we generated $14.7 million in cash from our operations, compared to $12.4 million during the same period of 2004. This $2.3 million increase in cash generated from operations over the prior period was primarily due to the timing of collections, including $4.0 million collected on our Israel lottery contract.

Cash used in investing activities decreased to $13.5 million in the quarter ended December 31, 2005, from $30.1 million in the same period of 2004. The decrease was primarily the result of a $14.4 million decrease in acquisitions of property and equipment. During the quarter ended December 31, 2005, additions to property and equipment consisted of:

	Cash Capital Expenditures	Financed Capital Expenditures	Total
Gaming equipment	$7,680	$—	$7,680
Third-party gaming content licenses	1,223	—	1,223
Tribal gaming facilities and portable buildings	47	—	47
Other	2	—	2

Total	$8,952	$—	$8,952

Cash provided by financing activities for the quarter ended December 31, 2005 was $4.4 million, compared to $19.0 million in the same period of 2004. During the first quarter of fiscal 2005, we received $10.0 million from the proceeds of long-term debt. During the first quarter of fiscal 2006, we drew a net of $9.0 million under our revolving lines of credit compared to $10.4 million in the same period of fiscal 2005. During the quarter ended December 31, 2005, we repurchased 120,846 shares of treasury stock for a total cash consideration of $1.1 million, and we expect to continue repurchasing shares during the remainder of fiscal 2006, as discussed under Stock Repurchase Authorizations.

Our projected capital expenditures for the next year will consist of gaming terminals and related gaming equipment that are placed with our customers under participation arrangements, to which we have committed $1.9 million under purchase arrangements with certain vendors, substantial capital outlays of approximately $33.5 million in connection with the joint development of new and expanded tribal gaming facilities, increased costs of maintaining and/or upgrading our rental pool of gaming terminals, and may include substantial capital expenditures in connection with potential acquisitions. In our strategy to partner with current and prospective customers to jointly develop tribal gaming facilities that will house our gaming terminals, and in pursuing any potential acquisitions, we may make expenditures that could significantly affect our cash flow and liquidity, and use a significant portion of both our cash flow from operations and any proceeds we receive from debt or equity financing we might undertake. Our total capital expenditures will depend upon the number of gaming terminals that we are able to place in service during the year, as well as the number and size of tribal gaming facilities we develop under existing or future agreements. Additional capital expenditures will be required for gaming terminals if we are successful in introducing our games into new markets, such as additional charity bingo markets. In addition to manufacturing our own, we also purchase gaming terminals from Alliance Gaming, Inc., or Alliance, and WMS Gaming Inc., or WMS, and licenses from Alliance, WMS, and Progressive Gaming International Corporation, or Progressive (formerly Mikohn Gaming Corporation).

To date, we have entered into development agreements with our customers to provide up to $159.0 million towards the construction of tribal gaming facilities. The development agreements typically require that some or all of the construction advances be repaid to us. As of December 31, 2005, we had advanced a total of $112.9 million under such agreements, and expect to advance the remaining $46.1 million over the next twelve to twenty-four months.

At December 31, 2005, our debt structure consisted of a Credit Facility, which provided us with a $20.0 million term loan facility, or the Term Loan, a $15.0 million revolving line of credit, and a $35.0 million reducing revolving line of credit. As of December 31, 2005, we had drawn $20.2 million under the Term Loan and had $36.7 million outstanding under the revolving lines of credit.

The Credit Facility contains financial covenants, as defined in the agreement, that include a maximum indebtness to EBITDA ratio of 1.50:1.00, a maximum total liabilities to tangible net worth ratio of 1.25:1.00, a minimum trailing twelve–month EBITDA of $60.0 million and a maximum rolling four-quarter capital expenditures’ rate, including advances made under development agreements, of $175.0 million. We were in compliance with these covenants as of December 31, 2005.

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

Stock Repurchase Authorizations

Our Board of Directors authorized us to repurchase 900,000 shares of our common stock, effective April 2000, an additional 3,000,000 shares of our common stock, effective September 2001, and an additional 748,690 shares of our common stock, effective July 2004. The timing and total number of shares repurchased will depend upon prevailing market conditions and other investment opportunities. At December 31, 2005, there were approximately 925,000 shares authorized for repurchase.

During the fiscal year ending September 2005, we repurchased 1,216,591 shares of our common stock with cash, at an average cost of $8.96. We repurchased an additional 120,846 shares of our common stock with cash, at an average cost of $9.16, during the quarter ended December 31, 2005.

At December 31, 2005, we had approximately 5.7 million options outstanding, with exercise prices ranging from $1.00 to $21.53 per share. At December 31, 2005, approximately 4.5 million of the outstanding options were exercisable.

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

In June 2003, we entered into a Credit Facility to provide us with additional liquidity to meet our short-term financing needs, as further described under “PART I – Item 1. Financial Statements – Significant Accounting Policies – Credit Facility, Long-Term Debt and Capital Leases.” Pursuant to the Credit Facility, we may currently borrow up to a total of $49.4 million under a $15.0 million revolving line of credit and a $35.0 million reducing revolving line of credit. The entire Credit Facility bears an adjustable interest rate of Prime.

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

We estimate that a hypothetical increase of 100 basis points in interest rates would increase our interest expense by approximately $481,000, based on our variable debt outstanding of $47.8 million as of December 31, 2005. We do not currently manage this exposure with derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report an evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2005.

Changes in Internal Control Over Financial Reporting. There were no significant changes in the Company’s internal control over financial reporting identified in management’s evaluation during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, as well as litigation to which we are not a party that may establish laws that affect our business. See “PART I – Item 1. Financial Statements – Commitments and Contingencies.”

ITEM 1A. RISK FACTORS

We face legal and regulatory uncertainties that threaten our ability to conduct our business and to effectively compete in our Native American gaming markets, that increase our cost of doing business and that divert substantial management time away from our operations.

Historically, we have derived most of our revenue from the placement of Class II gaming terminals and systems for gaming activities conducted on Native American lands. These activities are subject to federal regulation under the Johnson Act, IGRA, and under the rules and regulations adopted by both the NIGC and the gaming commissions that each Native American tribe establishes to regulate gaming. The Johnson Act broadly defines “gambling devices” to include any “machine or mechanical device” designed and manufactured “primarily” for use in connection with gambling, and that, when operated, delivers money or other property to a player “as the result of the application of an element of chance.” A government agency or court that literally applied this definition, and did not give effect to subsequent congressional legislation or to certain regulatory interpretations or judicial decisions, could determine that the manufacture and use of our electronic gaming terminals, and perhaps other key components of our Class II gaming systems that rely to some extent upon electronic equipment to run a game, constitute Class III gaming and, in the absence of a tribal-state compact, are illegal. Our tribal customers could be subject to significant fines and penalties if it is ultimately determined they are offering an illegal game, and an adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for our business, operating results and prospects.

Significantly, in October 2005, the Department of Justice (DOJ) made available to the public proposed legislation the agency has drafted amending the Gambling Devices Act, 15 U.S.C. § 1171, et seq. (commonly referred to as the Johnson Act). The proposed legislation, if enacted, could materially and adversely affect our Class II gaming market. The proposed legislation would classify electronic technologic aids used by Native American tribes in Class II games, such as bingo, as gambling devices and would authorize the use of such Class II devices by Native American tribes only if such devices are certified by the NIGC as Class II technologic aids. The proposed legislation establishes criteria that must be met in order for the NIGC to certify the gambling devices as Class II technologic aids. The criteria would restrict the speed of the Class II game as well as the depictions and graphics used in the game, thereby rendering the game potentially less appealing to customers. The proposed legislation has yet to been introduced in Congress; however; the DOJ has indicated that it will seek to have its proposed legislation introduced in early 2006.

The market for electronic Class II gaming terminals and systems is subject to continuing ambiguity due to the difficulty of reconciling the Johnson Act’s broad definition of “gambling devices” with the provisions of IGRA that expressly make legal the play of bingo and tribes’ use of “electronic, computer, or other technological aids” in the play of bingo. Issues surrounding the classification of our games as Class II games that may generally be offered by our tribal customers without a tribal-state compact, or as Class III games that can only be offered by the tribes pursuant to such a compact, have affected our business in the past, and continue to do so. Government enforcement, regulatory action, judicial decisions, or the prospects or rumors thereof have in the past and will continue to affect our business, operating results and prospects. Although some of our games have been reviewed and approved as legal Class II games by the NIGC, we have placed and continue to derive revenue from a significant number of gaming terminals running games that have not been so approved. Our business and operating results would likely be adversely affected, at least in the short term, by any significant regulatory enforcement action involving our games. The trading price of our common stock has in the past and may in the future be subject to significant fluctuations based upon market perceptions of the legal status of our products.

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

Our growth strategy includes selling and/or licensing our systems, games and technology into segments of the gaming industry other than Native American gaming, principally the charity and commercial bingo markets, and new jurisdictions authorizing video lottery systems. These and other non-Native-American gaming opportunities are not currently subject to a nationwide regulatory system such as the one created by IGRA to regulate Native American gaming, so regulation is on a state-by-state, and sometimes a county-by-county basis. In addition, federal laws relating to gaming, such as the Johnson Act, which regulates slot machines and similar gambling devices, apply to new video lottery jurisdictions, absent authorized state law exemptions.

As we expand into new markets, we expect to encounter business, legal and regulatory uncertainties similar to those we face in our Native American gaming business. Our strategy is to attempt to be an early entrant into new and evolving markets where the legal and regulatory environment may not be well-settled or well-understood. As a result, we may encounter legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. For example, we face business and legal risks in connection with a charity gaming project, in part due to uncertainty related to the state authorization of charity gaming in that jurisdiction. In addition, On December 22, 2005, a local sheriff served a search warrant, issued by an Alabama state judge, on the Birmingham Race Course related to our promotional sweepstakes gaming system. Pursuant to a search warrant, the local sheriff shut down the promotional sweepstakes system that was operating at the facility. On January 31, 2006, the Alabama Circuit Court issued a Declaratory Judgment and Injunction that declared that the Promotional Sweepstakes game is legal under Alabama law (see “Recent Developments”). Regulatory action against our customers or equipment in these or in other markets could result in machine seizures and significant revenue disruptions, among other adverse consequences.

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

We have only recently begun to develop international business, and we currently expect to realize revenue from the sale of an Electronic Instant Lottery System to the Israel National Lottery during fiscal 2006. This transaction was not profitable, and may not lead to future profitable business. International transactions are subject to various risks, including:

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

We provide linked interactive electronic bingo systems and gaming terminals to charitable bingo operations in Alabama. During January 2004, we began placing gaming terminals in Alabama, and as of December 31, 2005, we had 2,419 gaming terminals at three facilities. The Attorney General of Alabama has recently completed a review of the gaming within the state. He concluded that the games that we were operating in Alabama were a legal form of bingo. He also concluded that two of the facilities are operating under a valid constitutional amendment authorizing the facilities the ability to play electronic bingo. The third facility is operating under a constitutional amendment that was flawed in its ratification. The Attorney General and his staff have indicated that they will file a declaratory judgment action asking the courts to invalidate this amendment as improperly ratified.

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

For the quarters ended December 31, 2005 and 2004, approximately 59% and 56%, respectively, of our gaming revenues were from Native American tribes located in Oklahoma, and approximately 40% and 33%, respectively, of our gaming revenues were from one tribe in that state. The significant concentration of our customers in Oklahoma means that local economic changes may adversely affect our customers, and therefore our business, disproportionately to changes in national economic conditions, including more sudden adverse economic declines or slower economic recovery from prior declines. The loss of any of our Oklahoma tribes as customers would have a material and adverse effect upon our financial condition and results of operations. In addition, the recent legislation allowing tribal-state compacts in Oklahoma could result in increased competition from other vendors, who we believe have avoided entry into the Class II market due to its uncertain and ambiguous legal environment. The new legislation allows for other types of gaming, both at tribal gaming facilities and at Oklahoma racetracks. The loss of significant market share to these new gaming opportunities or our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.

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

We believe the recently adopted Oklahoma legislation significantly clarifies and expands the types of gaming permitted by Native America tribes in that state. We currently expect continued intensified competition from vendors currently operating in Oklahoma as well as from new market entrants. As a result, we anticipate further pressure on our market and revenue share percentages in Oklahoma. In addition, in the immediate future, we expect continued regulatory uncertainty in Oklahoma. In particular, although we and other vendors may not begin to offer games enabled by the new legislation until state and tribal regulations, and rules and specifications adopted pursuant to that legislation become final, certain other vendors and tribes may begin to offer new games prior to that time. It is unclear what, if any, regulatory enforcement action could or would be taken against tribes and vendors offering games not authorized by existing law but permitted under the newly adopted, but not yet effective, legislation. New opportunities in the Oklahoma market resulting from the recent legislation may not develop as we anticipate, or may take longer to develop than we expected. Further, we may offer games similar to those games that do not appear to comply with published regulatory restrictions on Class II games, in an effort to compete on an equal footing. These games may be the subject of enforcement actions against us.

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

We compete with other vendors for customers, primarily on the basis of the amount of profit our gaming products generate for our customers in relation to other vendors’ gaming products. We believe that the most important factor influencing our customers’ product selection is the appeal of those products to end users. This appeal has a direct effect on the volume of play by end users, and drives the amount of revenues generated for and by our customers. Our ability to remain competitive depends primarily on our ability to continuously develop new game themes and systems that appeal to end users, and to introduce those game themes and systems in a timely manner. See “Certain Risk Factors – Our future performance will depend on our ability to develop and introduce new gaming systems and to enhance existing games that are widely accepted and played.” We may not be able to continue to develop and introduce appealing new game themes and systems that meet the emerging requirements in a timely manner, or at all. In addition, others may independently develop games similar to our games, and competitors may introduce noncompliant games that unfairly compete in certain markets due to uneven regulatory enforcement policies. In addition, we have lost certain end users based upon our decision not to place pre-drawn games in the field that would be covered under the Oklahoma compact, but in advance of the effective date of the compact. After we are able to place the compacted games, it may take some time, if ever, to regain the players that we previously lost.

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

The NIGC has recently determined that the magnetic stripe card system, employed by Native American gaming operations using the gaming system developed by us, is an “account access card” system as defined in the NIGC’s Minimum Internal Control Standards regulation, thereby triggering certain recordkeeping requirements. An “account access card” is defined as “an instrument to access customer accounts for wagering at a gaming machine”. Account access cards are used in connection with a computerized database. Account access cards are not “smart cards”.

On July 8, 2005, the NIGC issued a Warning Notice to certain tribes for, among other things, noncompliance with the recordkeeping requirements applicable to account access cards. According to the Warning Notice, the cashiers were not obtaining signatures from the customers on our receipts when cashing out. The NIGC is also of the opinion that the Bank Secrecy Act recordkeeping requirements apply to account access cards. The Minimum Internal Control Standards (25 C.F.R. § 542.3(c)(2)) require compliance with the Bank Secrecy Act. Because the Internal Revenue Service is conducting a Bank Secrecy Act audit at one of the tribal casinos, the NIGC has deferred a determination of whether the tribal gaming operations are in compliance with 25 C.F.R. § 542.3(c)(2) until the Internal Revenue Service audit is completed.

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

On November 30, 2004, we received letters from the Acting General Counsel of the NIGC advising us that our development agreements with certain other tribes may evince a proprietary interest by us in the tribes’ gaming activities, in violation of IGRA and the tribes’ gaming ordinances, based on the fee we receive under the agreement. The NIGC invited us and the tribes to submit any explanation or information that would establish that the agreement terms do not violate the requirement that the tribes maintain the sole proprietary interest in the gaming operation. The NIGC letters also advised that some of the agreements may also constitute management contracts, thereby requiring the approval of the Chairman of the NIGC.

We have responded to the NIGC, explaining why the agreements do not violate the sole proprietary interest prohibition of IGRA or constitute management agreements. Furthermore, we will vigorously contest any action by the NIGC that would adversely affect our agreements with the tribes. To date, the NIGC has take no further action in this matter.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information relating to the Company’s repurchase of shares of its common stock during the most recently completed quarter.

Summary of Stock Repurchases

(Unaudited)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
October 1, 2005 to October 31, 2005	58,500	$9.27	58,500	1,045,909
November 1, 2005 to November 30, 2005	—	—	—	987,409
December 1, 2005 to December 31, 2005	62,346	$9.06	62,346	925,063

Total	120,846	$9.16	120,846

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

Date: February 9, 2006	Multimedia Games, Inc.

	By:	/s/ Craig S. Nouis†
Craig S. Nouis
Chief Financial Officer

†	Mr. Nouis is signing as an authorized officer and as our Principal Financial Officer and Chief Accounting Officer.

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION
3.1	Amended and Restated Articles of Incorporation	(1)

3.2	Amendment to Articles of Incorporation	(10)

3.3	Amended and Restated Bylaws	(2)

10.1	Form of Integrated Gaming Services Agreement	(3)

10.2	1994 Employee Stock Option Plan	(3)

10.3	1994 Director Stock Option Plan	(3)

10.4	1996 Stock Incentive Plan, as amended	(5)

10.5	President’s Plan	(4)

10.6	1998 Senior Executive Stock Option Plan	(5)

10.7	2000 Stock Option Plan	(5)

10.8	2001 Stock Option Plan	(6)

10.9	Stockholder Rights Plan	(7)

10.10	2002 Stock Option Plan	(8)

10.11	Employment Agreement executed March 26, 2003 between the Company and Gordon Graves	(8)

10.12	2003 Outside Directors’ Stock Option Plan	(9)

10.13	Amended and Restated Loan and Security Agreement between the Company and Comerica Bank	(13)

10.16	Employment Agreement executed September 9, 2004 between the Company and Clifton Lind	(11)

10.17	Form of Indemnity Agreement entered between the Company and each of the members of the Company’s Board of Directors	(11)

10.18	Ad Hoc Option Plan	(12)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(* )

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(* )

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes Oxley Act of 2002	(* )

(1)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission for the quarter ended March 31, 1997.
(2)	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2003.
(3)	Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended September 30, 1994.
(4)	Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended September 30, 1998.
(5)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 1, 2000.
(6)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 18, 2001 (File No. 333-100611).
(7)	Incorporated by reference to our Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on October 23, 1998.
(8)	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 2003.
(9)	Incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 6, 2004.
(10)	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission for the quarter ended December 31, 2003.
(11)	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2004.
(12)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 18, 2002 (File No. 333-100612).
(13)	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission for the fiscal yeare ended September 30, 2005.
(*)	Filed herewith.