Form 10-Q
period 2006-03-31
MULTIMEDIA GAMES INC
filed 2006-05-10
CIK 896400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-14551

Multimedia Games, Inc.

(Exact name of registrant as specified in its charter)

Texas	74-2611034
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

206 Wild Basin Road, Building B, Fourth Floor Austin, Texas	78746
(Address of principal executive offices)	(Zip Code)

(512) 334-7500

(Registrant’s telephone number, including area code)

Registrant’s website: www.multimediagames.com

None

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 2, 2006, there were 27,143,211 shares of the registrant’s common stock, par value $0.01 per share, outstanding.

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS

As of March 31, 2006 and September 30, 2005

(In thousands, except shares and per share amounts)

(Unaudited)

	March 31, 2006	September 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,996	$118
Accounts receivable, net of allowance for doubtful accounts of $341 and $229, respectively	16,832	18,807
Inventory	—	414
Contract costs in excess of billing	—	789
Prepaid expenses and other	1,820	3,177
Notes receivable, net	8,931	9,362
Federal and state income tax receivable	1,388	—
Deferred income taxes	1,673	2,075

Total current assets	32,640	34,742
Restricted cash and long-term investments	995	1,068
Leased gaming equipment, net	29,208	37,391
Property and equipment, net	93,087	93,894
Notes receivable – noncurrent	30,310	31,964
Intangible assets, net	58,133	53,674
Other assets	1,077	1,959
Deferred tax asset – noncurrent	898	—

Total assets	$246,348	$254,692

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of revolving lines of credit	$18,441	$—
Current portion of long-term debts and capital leases	9,523	13,401
Accounts payable and accrued expenses	22,053	35,349
Federal and state income tax payable	34	3,312
Deferred revenue	1,705	2,081

Total current liabilities	51,756	54,143
Revolving lines of credit	24,643	27,770
Long-term debts and capital leases, less current portion	2,924	6,498
Other long-term liabilities	2,768	3,049
Deferred revenue – noncurrent	423	1,057
Deferred income taxes	—	3,258

Total liabilities	82,514	95,775

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 30,960,222 and 30,802,524 shares issued, and 27,048,837 and 27,050,285 shares outstanding, respectively	310	308
Additional paid-in capital	69,550	67,184
Treasury stock, 3,911,385 and 3,752,239 shares at cost, respectively	(24,741)	(23,285)
Retained earnings	118,715	114,710

Total stockholders’ equity	163,834	158,917

Total liabilities and stockholders’ equity	$246,348	$254,692

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2006 and 2005

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
REVENUES:
Gaming revenue:
Class II	$24,748	$31,222
Charity	5,144	5,454
All other	4,381	2,121
Gaming equipment, system sale and lease revenue	11,069	811
Other	1,114	439

Total revenues	46,456	40,047

OPERATING COSTS AND EXPENSES:
Cost of gaming equipment and systems sold and royalty fees paid	10,125	960
Selling, general and administrative expenses	17,582	15,606
Amortization and depreciation	14,129	14,763

Total operating costs and expenses	41,836	31,329

Operating income	4,620	8,718
OTHER INCOME (EXPENSE):
Interest income	611	350
Interest expense	(1,054)	(663)

Income before income taxes	4,177	8,405
Income tax expense	1,701	3,193

Net income	$2,476	$5,212

Basic earnings per share	$0.09	$0.19

Diluted earnings per share	$0.09	$0.18

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Six Months Ended March 31, 2006 and 2005

(In thousands, except per-share amounts)

(Unaudited)

	Six Months Ended March 31,
	2006	2005
REVENUES:
Gaming revenue:
Class II	$49,152	$58,891
Charity	9,812	10,054
All other	8,014	7,421
Gaming equipment, system sale and lease revenue	11,694	1,805
Other	1,822	1,042

Total revenues	80,494	79,213

OPERATING COSTS AND EXPENSES:
Cost of gaming equipment and systems sold and royalty fees paid	10,722	1,801
Selling, general and administrative expenses	33,540	32,431
Amortization and depreciation	28,472	28,044

Total operating costs and expenses	72,734	62,276

Operating income	7,760	16,937
OTHER INCOME (EXPENSE):
Interest income	1,092	782
Interest expense	(2,020)	(1,217)

Income before income taxes	6,832	16,502
Income tax expense	2,827	6,267

Net income	$4,005	$10,235

Basic earnings per share	$0.15	$0.37

Diluted earnings per share	$0.14	$0.34

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2006 and 2005

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,005	$10,235
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Amortization	3,287	1,930
Depreciation	25,185	26,114
Accretion of contract rights	2,049	801
Write-off of and loss on disposal of long-lived assets	255	117
Provisions for inventory and long-lived assets	90	35
Deferred income taxes	(3,754)	(2,377)
Share-based compensation	1,354	—
Options issued to consultants	8	81
Provision for doubtful accounts	118	142
(Increase) decrease in:
Accounts receivable	4,595	(2,374)
Inventory	414	199
Contract costs in excess of billing	789	—
Prepaid expenses and other	2,239	(1,736)
Federal and state income tax payable/receivable	(4,666)	8,666
Notes receivable	93	3,732
Increase (decrease) in:
Accounts payable and accrued expenses	(13,584)	858
Other long-term liabilities	(208)	(548)
Deferred revenue	(1,010)	(422)

NET CASH PROVIDED BY OPERATING ACTIVITIES	21,259	45,453

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(16,513)	(30,243)
Acquisition of intangible assets	(2,771)	(6,859)
Advances under development agreements	(15,175)	(21,088)
Repayments under development agreements	7,666	9,448

NET CASH USED IN INVESTING ACTIVITIES	(26,793)	(48,742)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants, and related tax benefit	1,006	988
Proceeds from long-term debt	—	10,000
Principal payments of long-term debt and capital leases	(7,452)	(4,928)
Proceeds from revolving lines of credit	29,000	13,636
Payments on revolving lines of credit	(13,686)	(6,036)
Purchase of treasury stock	(1,456)	(3,880)

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,412	9,780

Net increase in cash and cash equivalents	1,878	6,491
Cash and cash equivalents, beginning of period	118	4,768

Cash and cash equivalents, end of period	$1,996	$11,259

SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$1,624	$1,116

Income tax paid	$10,903	$105

NON-CASH TRANSACTIONS:
Property and equipment and other assets acquired through:
Capital Lease	—	575
Long-term debt	—	410

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes contained within the Company’s Annual Report on Form 10-K for the year ended September 30, 2005, as amended by the Amendment No. 1 on Form 10-K/A thereto.

The financial statements included herein as of March 31, 2006, and for each of the three and six months ended March 31, 2006 and 2005, have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States of America, or U.S., and the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The information presented reflects all adjustments consisting solely of normal adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the three and six months ended March 31, 2006 are not necessarily indicative of the results which will be realized for the year ending September 30, 2006.

Operations. The Company is a supplier of interactive systems, electronic games, and gaming terminals for the Native American gaming market, as well as the growing racetrack casino, charity and commercial bingo/sweepstakes and video lottery markets. The Company designs and develops networks, software and content that provide its customers with, among other things, comprehensive gaming systems delivered through a telecommunications network linking the Company’s gaming terminals with one another, both within and among gaming facilities, thereby enabling players to simultaneously participate in the same game and to compete against one another to win common pooled prizes. The Company’s ongoing development and marketing efforts focus on Class II and Class III gaming systems and products for use by Native American tribes throughout the United States, video lottery systems, sweepstakes and amusement with prize games, other products for domestic and international lotteries, and products for domestic and international charity and commercial bingo facilities. The Company’s gaming systems are typically provided to customers under revenue sharing arrangements, except for video lottery terminals in the Class III market in Washington State, which are typically sold for an up-front purchase price. The Company offers content for its gaming systems that has been designed and developed by the Company, as well as game themes the Company has licensed from others.

Consolidation Principles. The Company’s financial statements include the activities of Multimedia Games, Inc. and its wholly-owned subsidiaries: Megabingo, Inc., MGAM Systems, Inc., Innovative Sweepstakes Systems, Inc., MGAM Services, LLC, MGAM Systems International, Inc., Megabingo International, LLC, Multimedia Games De Mexico S de R L de CV and Servicios De Wild Basin S de R L de CV. Intercompany balances and transactions have been eliminated.

Accounting Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples include share-based compensation, provisions for bad debts and contract losses, useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, deferred taxes, and the provision for and disclosure of litigation and loss contingencies. Actual results may differ materially from these estimates in the future.

Reclassifications. Certain reclassifications were made to the prior-period financial statements to conform to the current-period financial statement presentation. These reclassifications did not have an impact on the Company’s previously reported financial position or results of operations.

Revenue Recognition. The majority of the Company’s gaming revenue is of a recurring nature, and is generated under participation arrangements by providing its customers with gaming terminals, gaming terminal content licenses and back-office equipment, collectively referred to as gaming equipment. Under these arrangements, the Company retains ownership of the gaming equipment installed at customer facilities, and receives revenue based on a percentage of the hold per day generated by the gaming equipment. Certain of the Company’s arrangements require a portion of the facilities’ hold per day to be set aside to be used to fund facility-specific marketing, advertising, promotions, and service. These amounts are offset against revenue, and deferred in a liability account until expended. Participation revenue generated from the Company’s Native American Class II product is reported in its results of operations as “Gaming revenue – Class II,” revenue from its charity bingo product is included in

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

“Gaming revenue – Charity,” and participation revenue from the Company’s Tribal Instant Lottery Game, or TILG, and its Native American Class III products, including games played under the Oklahoma Compact and the Iowa Lottery, are included in “Gaming revenue – All other.”

The Company also generates revenues from the sale or lease of Class III gaming equipment in Washington State and from related back-office fees based on a share of the hold per day of the installed equipment. Back-office fees cover the service and maintenance costs for back-office servers installed in each gaming facility to run its gaming equipment, as well as the cost of related software updates. These back-office fees are reported in the Company’s results of operations as a part of “Gaming revenue – All other.” For those gaming terminals sold to its customers, the back-office fees are based on a considerably smaller percentage of the hold per day than the revenue share received from terminals being rented under participation arrangements. Revenue from participation arrangements and back-office fees is generally considered both realizable and earned at the end of each gaming day.

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

The Company also markets a modular suite of software gaming support products, such as player tracking, which enables operators to monitor, manage and track player activity, and slot accounting systems, slot management systems, and slot monitoring systems, collectively referred to as the MGAMe® System. The MGAMe system is either sold to customers as a complete system or on a module-by-module basis for a one-time license fee and a recurring fee for post-customer support, or is provided under a participation arrangement.

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

Costs and Billings on Uncompleted Contract. During fiscal 2005, the Company entered into a fixed-price contract with a customer and delivered an electronic instant lottery system to the Israel Lottery. Revenues from this fixed-price contract were recognized using the completed-contract method. During the March 2006 quarter, we recorded $8.0 million related to the Company’s system sale to the Israel Lottery upon completion of the contractual terms for acceptance of this system, while total estimated cost was recorded at $8.2 million. Revenue recognition is pursuant to contract accounting treatment under ARB 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” since the agreement represents a system to be designed based on specifications that are unique to the customer.

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

Development Agreements. The Company enters into development agreements to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to exclusive placement of the Company’s gaming terminals, and the Company receives a fixed percentage of those gaming terminals’ hold per day over the term of the agreement. Certain of the agreements contain performance standards for its gaming terminals that could allow the facility to reduce a portion of the Company’s guaranteed floor space. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the hold to be used for repayment of some or all of the advances recorded as notes receivable. Amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the life of the contract, which is recorded as a reduction of revenue generated from the gaming facility. Amounts related to personal property owned by the Company and located at the tribal gaming facility are carried in the Company’s property and equipment, and depreciated over the estimated useful life of the related asset. In the past and in the future, we may by mutual agreement and for additional consideration, amend these contracts to reduce our floor space at the facilities.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the period ended March 31, 2006, there was no impairment to the assets’ carrying values.

At March 31, 2006 and September 30, 2005, the following net amounts related to advances made under development agreements were recorded in the following balance sheet captions:

	March 31, 2006	September 30, 2005
	(In thousands)
Included in:
Notes receivable	$37,618	$38,421
Property and equipment, net of accumulated depreciation	8,472	9,381
Intangible assets – contract rights, net of accumulated amortization	44,709	39,705

Notes Receivable. At March 31, 2006 and September 30, 2005, the Company’s notes receivable consisted of the following:

	March 31, 2006	September 30, 2005
	(In thousands)
Notes receivable from development agreements	$37,618	$38,421
Notes receivable from equipment sales	940	2,042
Other notes receivable	683	863

Notes receivable, net	39,241	41,326
Less current portion	(8,931)	(9,362)

Notes receivable – non-current	$30,310	$31,964

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements, and generally bear interest at prevailing interest rates. These notes are typically collateralized by all the personal property not owned by the Company and contained within the respective tribal gaming facility, although the value of such property, if repossessed, may be less than the note receivable outstanding. As of March 31, 2006, the average interest rate on notes receivable from development agreements was

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5.49%, and the expected term of such notes ranged from one to three years; however, the timing of required payments may vary, as certain of the note repayment terms are based on the hold per day per gaming terminal retained by the facilities.

Notes receivable from equipment sales consist of financial instruments issued by customers for the purchase of gaming terminals and licenses, and generally bear interest at prevailing interest rates. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the note receivable outstanding. As of March 31, 2006, the average interest rate on notes receivable from equipment sales was 5.25%, and the term of such notes ranged from one to two years.

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

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. For the period ended March 31, 2006, there was no impairment to the assets’ carrying values.

Equipment under Capital Lease. Equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The cost of leased property and equipment is amortized using the Company’s normal depreciation policy, described under “Property and Equipment and Leased Gaming Equipment.”

Credit Facility, Long-Term Debt and Capital Leases. At March 31, 2006 and September 30, 2005, the Company’s Credit Facility, long-term debt and capital leases consisted of the following:

	March 31, 2006	September 30, 2005
	(In thousands)
Revolving lines of credit	$43,084	$27,770
Less current portion	(18,441)	—

Long-term revolving lines of credit	$24,643	$27,770

Term Loan facility	$7,555	$12,014
Other long-term debt	2,386	3,320
Capital lease obligations	2,506	4,565

Long-term debt and capital leases	12,447	19,899
Less current portion	(9,523)	(13,401)

Long-term debt and capital leases, less current portion	$2,924	$6,498

The Company’s debt structure consists of a Credit Facility, which provides the Company with a $20.0 million term loan facility, or the Term Loan, a $15.0 million revolving line of credit, or the Revolver, and a $35.0 million reducing line of credit, or the Reducing Revolver. Two of the three tranches of the Term Loan mature in June 2006 and bear interest at a rate of Prime (or 7.75% as of March 31, 2006). The third tranche of the Term Loan matures in June 2007, and also bears interest at a rate of Prime. As of March 31, 2006, the Company had drawn $20.2 million under the available tranches of the Term Loan. Equal installments of principal and interest are payable over the term of the first two tranches, which are 36 and 30 months, respectively. On the third tranche, installments based on a 24-month term began in July 2005, with a balloon payment due in June 2007.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Revolver provides the Company with up to $15.0 million for working capital needs. The Revolver bears interest, payable monthly, at a rate of Prime, and has a commitment fee based on the daily average unborrowed commitment. The Revolver matures in November 2006. As of March 31, 2006, $9.4 million was outstanding under the Revolver, leaving $5.6 million available, which was further reduced by $1.1 million, reflecting outstanding letters of credit.

The Reducing Revolver provides the Company with up to $35.0 million, which is advanceable based on the Company’s unfinanced capital expenditures. After the first 12 months, the availability under the Reducing Revolver is reduced quarterly, based on a 36-month straight-line amortization. The Reducing Revolver bears interest, payable monthly, at a rate of Prime and has a commitment fee based on the daily average unborrowed commitment. Interest payments are due monthly, and principal plus unpaid interest is due when the Reducing Revolver matures in June 2009. As of March 31, 2006, $33.7 million was outstanding under the Reducing Revolver, leaving no availability.

The Company also maintains a lock-box arrangement with the bank providing the Credit Facility. Neither arrangement provides the bank with dominion of funds, so the revolving lines of credit are classified according to their terms.

The Credit Facility is collateralized by substantially all of the Company’s assets, and contains financial covenants as defined in the agreement, that include a maximum indebtness to EBITDA ratio of 1.50:1.00, a maximum total liabilities to tangible net worth ratio of 1.25:1.00, a minimum trailing twelve-month EBITDA of $60.0 million, and a maximum rolling four-quarter capital expenditures rate, including amounts advanced under development agreements, of $175.0 million. The Company was in compliance with these covenants as of March 31, 2006.

Other long-term debt at March 31, 2006 represents a five-year loan related to financing the Company’s corporate aircraft, and various three-to five-year loans for the purchase of automobiles and property and equipment.

Fair Value of Financial Instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At March 31, 2006 and September 30, 2005, the carrying amounts for the Company’s financial instruments, which include accounts and notes receivable, accounts payable, the Credit Facility, and long-term debt and capital leases, approximate fair value.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

	Three Months Ended March 31,
	2006	2005
	(In thousands, except shares and per share amounts)
Income available to common stockholders – basic and diluted	$2,476	$5,212

Weighted average common shares outstanding	26,984,119	27,917,833
Effect of dilutive securities:
Options	2,025,838	1,845,264

Weighted average common and potential shares outstanding	29,009,957	29,763,097

Basic earnings per share	$0.09	$0.19

Diluted earnings per share	$0.09	$0.18

	Six Months Ended March 31,
	2006	2005
	(In thousands, except shares and per share amounts)
Income available to common stockholders – basic and diluted	$4,005	$10,235

Weighted average common shares outstanding	26,999,281	27,936,400
Effect of dilutive securities:
Options	1,932,864	2,076,297

Weighted average common and potential shares outstanding	28,932,145	30,012,697

Basic earnings per share	$0.15	$0.37

Diluted earnings per share	$0.14	$0.34

At March 31, 2006 and 2005, options to purchase 1.6 and 1.2 million shares, respectively, of Common Stock at exercise prices ranging from $7.61 to $21.53 per share, and $10.11 to $21.53 per share, respectively, were outstanding, but were not included in the computation of diluted earnings per share due to their antidilutive effect.

Share-Based Compensation. Prior to October 1, 2005, the Company elected to follow the intrinsic-value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for its stock option plans, as allowed by SFAS No. 123, “Accounting for Stock Based Compensation.” Under APB No. 25, the Company did not recognize compensation expense for grants of stock options to common-law employees and directors with an exercise price equal to or greater than the market price of the stock on the date of grant.

On October 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and supersedes APB 25. Among other items, SFAS No. 123(R) eliminated the use of APB 25 and the intrinsic value method of accounting, and requires the Company to recognize, in the financial statements, the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. The Company currently utilizes the Black-Scholes-Merton option-pricing model to measure the fair value of stock options granted to employees consistent with the method used for pro forma disclosures under SFAS No. 123.

The Black-Scholes-Merton model incorporates various assumptions, including expected volatility, expected life, and risk-free interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options, adjusted for the impact of unusual fluctuations not reasonably expected to recur. The expected life of an award is based on historical experience and on the terms and conditions of the stock awards granted to employees.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The assumptions used for the three-month periods ended March 31, 2006 and 2005 and the resulting estimates of weighted-average fair value per share of options granted during those periods are as follows:

	2006		2005
Weighted average expected life	5.00	years	5.00	years
Risk–free interest rate	4.10%		4.12%
Expected volatility	62.0%		62.0%
Expected dividend yields	—		—
Weighted–average fair value of options granted during the period	$5.93		$4.38

SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. The Company applied the “modified prospective” method, under which compensation cost is recognized in the financial statements beginning with the adoption date for all share-based payments granted after that date, and for all unvested awards granted prior to the adoption date of SFAS No. 123(R).

The following table presents a comparison of the actual three and six months ended March 31, 2006, reported net income, net income per share and compensation cost of stock options granted to employees, to the pro forma amounts that would have been reported if compensation expense had been determined using the fair value method required by SFAS No. 123 for the three months ended March 31, 2006:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Net income:
As reported	$2,476	$5,212	$4,005	$10,235
Reported share-based compensation, net of tax	534	—	1,067	—
Pro forma share-based compensation, net of tax	—	(761)	—	(1,619)

Pro forma	$3,010	$4,451	$5,072	$8,616

Basic earnings per common share:
As reported	$0.09	$0.19	$0.15	$0.37

Pro forma	$0.11	$0.16	$0.19	$0.31

Diluted earnings per common share:
As reported	$0.09	$0.18	$0.14	$0.34

Pro forma	$0.10	$0.15	$0.18	$0.29

2. COMMITMENTS AND CONTINGENCIES

Litigation

Development Agreements. In April 2004, the Company received a letter from the National Indian Gaming Commission, or NIGC, advising the Company that its agreements with a certain customer may constitute a management contract requiring the approval of the NIGC Chairman. The Company has maintained that the agreement, relied on by the NIGC, was an outdated agreement that was not applicable to the customer’s gaming facility. To date, the NIGC has taken no further action in this matter.

On November 30, 2004, the Company received letters from the Acting General Counsel of the NIGC advising the Company that, based on the fee it receives under its agreements with other tribes, collectively, the “tribes,” those agreements may evince a proprietary interest by the Company in the tribes’ gaming activities in violation of IGRA and the tribes’ gaming ordinances. The NIGC invited the Company and the tribes to submit any explanation or information that would establish that the agreement terms do not violate the requirement that the tribes maintain the sole proprietary interest in the gaming operation. The NIGC letters also advised that some of the agreements may also constitute management contracts, thereby requiring the approval of the NIGC Chairman.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company has responded to the NIGC, and has explained why the agreements do not violate the sole proprietary interest prohibition of the IGRA or constitute management agreements. Furthermore, the Company will vigorously contest any action by the NIGC that would adversely affect its agreements with the tribes. To date, the NIGC has take no further action in this matter.

If certain of the Company’s development agreements are finally determined to be management contracts or to create a “proprietary interest” of the Company’s in tribal gaming operations, there could be material adverse consequences to the Company. In that event, the Company may be required, among other things, to modify the terms of such agreements. Such modification may adversely affect the terms on which the Company conducts business, and have a significant impact on its financial condition and results of operations from such agreements and from other development agreements that may be similarly interpreted by the NIGC.

The Company’s contracts could be subject to further review at any time. Any further review of these agreements by the NIGC, or alternative interpretations of applicable laws and regulations could require substantial modifications to those agreements or result in their designation as “management contracts,” which could materially and adversely affect the terms on which it conducts business.

On March 29, 2006, the Senate Committee on Indian Affairs reported to the Senate floor the Indian Gaming Regulatory Act Amendments of 2006, or S. 2078. If enacted, S. 2078 would, among other things, expand the NIGC’s authority to review and approve consulting agreements, development agreements, financing agreements and agreements whereby compensation to the non-tribal party is based on a percentage of gaming revenues. Under the current law, the Company’s equipment lease agreements and development and financing agreements with Native American tribes do not require the approval of the NIGC. If S 2078 is enacted, however, many of the Company’s Native American gaming contracts would require NIGC approval. As part of the review and approval process, the NIGC could materially and adversely affect the terms of the contracts and the Company, its board of directors and significant shareholders would have to undergo a background investigation prior to the approval of the contracts.

Diamond Games. The Company is a defendant, along with others, including Clifton Lind, Robert Lannert and Gordon Graves, in a lawsuit filed on November 16, 2004, in the State Court in Oklahoma City, Oklahoma, alleging five causes of action: 1) Deceptive Trade Practices, 2) Unfair Competition, 3) Wrongful Interference with Diamond Games, Inc.’s, or Diamond Games’, Business; 4) Malicious Wrong / Prima Facie Tort; and 5) Restraint of Trade. The Company filed a motion to dismiss the case, challenging subject matter jurisdiction of the Oklahoma state courts. The motion was denied. A motion to reconsider was likewise denied. Relief was sought from the Supreme Court of Oklahoma by an Application for a Writ of Prohibition. The application for a writ was denied on October 10, 2005. The case asserts that the Company offered allegedly illegal Class III games on the MegaNanza® and Reel Time Bingo® gaming systems to Native American tribes in Oklahoma. Diamond Games claims that the offer of these games negatively affected the market for its pull-tab game, Lucky Tab II. Diamond Games also alleges that the Company’s development agreements with Native American tribes unfairly interfere with the ability of Diamond Games to successfully conduct its business. Diamond Games is seeking unspecified damages and injunctive relief; however, the Company believes the claims of Diamond Games are without merit and intends to defend the case vigorously. The Company’s defense will include a continued challenge to the jurisdiction of the Oklahoma state courts over matters directly involving the self-governance of Native American tribes involved in Indian gaming, which has been recognized as a governmental enterprise. At the present time, the case is in the preliminary stages of discovery which entails responding to the adverse party’s requests for production of documents and the review and analysis of documents produced by Diamond Games in response to discovery requests.

International Gamco, Inc. International Gamco, Inc., or Gamco, claiming certain rights in United States Patent No. 5,324,035, or the ‘035 Patent, brought suit on May 25, 2004 against the Company in the United States District Court for the Southern District of California. The suit claims that the Company’s central determinant system, as operated in the New York State Lottery, infringes the ‘035 Patent. Gamco claimed to have acquired ownership of the ‘035 Patent from Oasis Technologies, Inc., or Oasis, a previous owner of the ‘035 Patent. In February 2003, Oasis assigned the ‘035 Patent to International Game Technology, or IGT. Gamco claimed to have received a license back from IGT for the New York State Lottery. The lawsuit claimed that the Company infringed the ‘035 Patent after the date on which Gamco assigned the ‘035 Patent to IGT.

Pursuant to an agreement between the Company and Bally Technologies, Inc. (formerly Alliance Gaming, Inc.), or Bally, the Company currently sublicenses the right to practice the technology stated in the ‘035 Patent in Native American gaming jurisdictions in the United States. Bally obtained from Oasis the right to sublicense those rights to

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

the Company. That sublicense remains in effect today. Under the sublicense from Bally, in the event that the Company desires to expand its rights beyond Native American gaming jurisdictions, the agreement provides the Company the following options: 1) to pursue legal remedies to establish its rights independent of the ‘035 Patent; or 2) to negotiate directly and enter into a separate agreement with Oasis for such rights, paying either a specified one-time license fee per jurisdiction or a unit fee per gaming machine.

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

At the request of the Company, the court issued Gamco an order to show cause that it has standing to sue the Company. On September 27, 2005, the court dismissed Gamco’s lawsuit for lack of standing. The court granted Gamco leave to file an amended complaint for infringement, if any, that might have occurred during the time Gamco owned the patent. Gamco amended its complaint on November 14, 2005, alleging that the Company “sold or offered to sell” master processing units as part of the service to be provided to the New York State Lottery. On December 7, 2005, the Company filed a motion to dismiss the amended complaint, asserting that no equipment, including any master processing units, were sold or offered for sale to the New York State Lottery, and that no alleged infringing equipment was used in the New York State Lottery during the time that Gamco owned the ‘035 Patent.

Prior to the hearing on the Company’s motion to dismiss, Gamco entered into a “Modification Agreement” with IGT which purports to grant Gamco additional rights to pursue the Company for infringement for operating the central determinant system in New York. On January 27, 2006, Gamco filed a motion to dismiss its amended complaint, without prejudice, with the express intent of filing another patent infringement complaint based on the recently executed Modification Agreement.

On February 28, 2006, the court denied both the Company’s and Gamco’s motions to dismiss. The court granted Gamco leave to file a second amended complaint. The court expressed no opinion on whether the Modification Agreement entered into by Gamco and IGT conveyed sufficient rights to confer standing on Gamco. The Company intends to file another motion challenging Gamco’s standing to sue the Company for any acts that it claims the Company committed following the transfer of the patent to IGT. The Company intends to vigorously defend this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

Aristocrat Technologies, Inc. On January 27, 2005, Aristocrat Technologies, Inc. filed suit in the United States District Court for the Central District of California, alleging that deployment of the Company’s networked central-determinant instant lottery system infringes U.S. Letters Patent No. 4,817,951, entitled “Player Operable Lottery Machine Having Display Means Displaying Combination of Game Result Indicia,” or the ‘951 Patent. Aristocrat is seeking an injunction, damages, and a trebling of damages for willful infringement. The Company’s analysis indicates that its instant lottery system does not infringe the ‘951 Patent. Trial is set for December 5, 2006. The Company intends to vigorously defend this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

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

Mifal Hapayis. In April 2006, Mifal Hapayis, or Mifal, operator of the Israeli Lottery System, filed a third party claim against the Company seeking indemnity from damage that Mifal may incur due to an infringement suit filed against it by Ecotech Financial Systems Ltd., or Ecotech. The Company does not believe that it owes an indemnity

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

obligation to Mifal with respect to the claims of Ecotech and does not believe that the Ecotech patent is valid. The Company intends to vigorously defend the third party claim. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

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

Development Agreements. As of March 31, 2006, the Company had entered into development agreements to provide up to $150.7 million towards the construction and/or remodeling of tribal gaming facilities, and had advanced $121.6 million under these agreements. In exchange for a certain amount of the funds advanced under the development agreement, the Company receives a guarantee of floor space for its gaming terminals. Certain of the agreements contain gaming terminal performance standards that could allow the facility to reduce a portion of the Company’s guaranteed floor space. A portion of the hold per day generated by these gaming terminals is used to repay the construction advance. Consequently, the payback period is dependent on the hold per day generated by the Company’s gaming terminals located on the floor space.

Off–Balance–Sheet Arrangements. As of March 31, 2006, the Company had $1.2 million in outstanding letters of credit. $1.1 million is issued under the Revolver to guarantee its performance under certain contracts, while another $60,000 is secured by cash.

Johnson Act. In October 2005, the DOJ made available to the public proposed legislation the agency has drafted amending the Johnson Act. The proposed legislation, if enacted, could materially and adversely affect the Company’s Class II gaming market. The proposed legislation would classify electronic technological aids used by Native American tribes in Class II games, such as bingo, as gambling devices, and would authorize the use of such Class II devices by Native American tribes only if such devices are certified by the NIGC as Class II technological aids. The proposed legislation establishes criteria that must be met in order for the NIGC to certify a gambling device as a Class II technological aid. The criteria would restrict the speed of the Class II games, as well as the depictions and graphics used in the games, thereby rendering the game potentially less appealing to the customers. Recently, the DOJ announced that, based on tribal comments, the proposed legislation would be revised. The revised draft legislation has not been released to the public.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a supplier of interactive systems, electronic games, and gaming terminals for the Native American gaming market, as well as to the racetrack casino, charity and commercial bingo, sweepstakes and video lottery markets. We design and develop networks, software and content that provide our customers, among other things, comprehensive gaming systems delivered through a telecommunications network that links our gaming terminals with one another, both within and among gaming facilities. Our ongoing development and marketing efforts focus on Class II and Class III gaming systems and products for use by Native American tribes throughout the United States, video lottery systems and other products for domestic and international lotteries, products for charity and commercial bingo opportunities, and promotional sweepstakes and amusement with prize systems.

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

Class II Market

We derive our Class II gaming revenues from participation arrangements with our Native American customers. Under participation arrangements, we retain ownership of the gaming equipment installed at our customers’ tribal gaming facilities, and receive revenue based on a percentage of the hold per day generated by each gaming system. Our portion of the hold per day is reported by us as “Gaming revenue – Class II” and represents the total amount that end users wager, less the total amount paid to end users for prizes, and the amounts retained by the facilities for their share of the hold. Our New Generation gaming system operates at a speed considerably faster than our Legacy system, generally resulting in end users playing a greater number of games on our New Generation system in the same amount of time. As a result of the faster speed of play and higher payout ratios, we believe that end users derive a higher level of satisfaction from playing our New Generation games. We believe that this enhanced satisfaction results in end users playing more games and for longer periods of time than on our Legacy system, resulting in higher play on our New Generation system. In July 2005, we introduced and began deploying our Gen5 gaming system to our Class II markets. The product is gradually replacing the Gen IV back-office system that we introduced in late 2003, and which enabled enhancements to prior systems to allow us to add bonus-round games and wide-area progressive jackpots to our extensive library of game titles. The new Gen5 product features a more robust database for accounting, player tracking and database marketing, enhanced hardware and software redundancy, the ability to provide customers with currency accounting and player tracking support for third-party vendor games, and the ability to offer Class II and Class III compacted games on a single integrated system.

As the market has grown, we have seen new competitors with significant gaming experience and financial resources enter the Class II market. As the rules and regulations governing Class II gaming are clarified by court decisions and by new rule-making procedures, we expect there to be even more competition. New tribal-state compacts, such as the Oklahoma gaming legislation passed by referendum in 2004, have also led to increased competition from such competitors. In addition, we continue to experience an extended period of uncertainty relative to enforcement of existing restrictions on non-Class II devices, which is forcing us to continue competing against games that do not appear to comply with the published regulatory restrictions on Class II games. As a result of this increased competition in Oklahoma, and continued conversion to games played under the compact, we have and may continue to experience pressure on our pricing model and hold per day, with the result that gaming providers are competing on the basis of price as well as the entertainment value and technological superiority of their products. We have also experienced and may continue to experience a decline in the number of our Class II games deployed in Oklahoma. While we will continue to compete by regularly introducing new and more entertaining games with technological enhancements that we believe will appeal to end users, we believe that the level of revenue retained by our customers from their installed base of gaming terminals will become a more significant competitive factor, one that may require us to change the terms of our participation arrangements with customers. Consequently, we believe that a simple business model based upon the average hold per gaming terminal per day will become less relevant in predicting our performance, as our participation arrangements with customers become less standardized and more complex.

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

In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. This legislation was subject to approval in a statewide referendum, which was subsequently obtained in the November 2004 elections. The Oklahoma gaming legislation allows the tribes to sign a compact with the State of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma will be allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. On March 30, 2005, our bonanza-style bingo games became the first such games played in the state. As of March 31, 2006, we had placed 1,173 gaming terminals at sixteen facilities that are operating under the Oklahoma compact.

Charity and Commercial Bingo Market

In December 2003, we began installing a high–speed, standard bingo game for the charity market in Alabama, and as of March 31, 2006, we had 2,296 gaming terminals installed in three facilities. Charity bingo and other forms of charity gaming are operated by or for the benefit of nonprofit organizations for charitable, educational and other lawful purposes. These games are typically only interconnected within the gaming facility where the terminals are located. Regulation of charity gaming is vested with each individual state, and in some states, regulatory authority is delegated to county or municipal governmental units. We typically place gaming terminals under participation arrangements in the charity market and receive a percentage of the hold per day generated by each of the gaming terminals. In addition, during July 2004, we began installing a limited number of charity gaming units in the state of Louisiana. As of March 31, 2006, we had 170 units installed in Louisiana.

State Video Lottery Market

Beginning in January 2004, we began the first operation of our central determinant system for the video lottery terminal network that the New York Lottery operates at licensed New York State racetrack casinos. As payment for providing and maintaining the central determinant system, we receive a small portion of the network-wide hold per day. In January 2006, we began installing video lottery terminals in Iowa, and as of March 31, 2006, had installed 383 terminals. We received payments based on the hold per day for providing the player terminals, and an additional percentage of the hold per day for the system. This system was subsequently banned by the state of Iowa, and all terminals were disconnected from our central determinant system on or before May 3, 2006.

Promotional Sweepstakes System

On December 15, 2005, we leased a promotional sweepstakes system to the Birmingham Race Course, a greyhound race course in Birmingham, Alabama. A promotional sweepstakes game allows a patron to obtain sweepstakes entries either by purchasing a product or service or by other means whereby no purchase is necessary. There are a number of methods that allow a patron to redeem their sweepstakes entries, including having the predetermined outcome displayed by video card readers. On December 22, 2005, the local sheriff served a search warrant, issued by an Alabama state judge, on the Birmingham Race Course. Pursuant to a search warrant, the local sheriff shut down the promotional sweepstakes system that was operating at the facility. On January 31, 2006, the Alabama Circuit Court issued a Declaratory Judgment and Injunction that declared that the Promotional Sweepstakes game is legal under Alabama law (see “Recent Developments”). On March 22, 2006, the Jefferson County District Attorney appealed the entire final judgment to the Alabama Supreme Court. We do not know when the Alabama Supreme Court will rule on this matter. We currently have placed 1,318 video readers in the Birmingham Race Course facility, and we believe these units will be in operation at least until and unless the Alabama Supreme Court reaches an adverse decision in the case.

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

Amounts advanced that are in excess of those to be reimbursed by such tribes for real property and land improvements are allocated to an “other asset” and are generally amortized over the life of the contract. Amounts advanced that relate to personal property owned by us and located at the tribal gaming facility are carried in our “property and equipment” and depreciated over the estimated useful life of the asset.

In return for the amounts advanced by us, we receive a commitment for a fixed number of gaming terminal placements in the facility, and a fixed percentage of the hold per day from those units over the term of the agreement. Certain of the agreements contain performance standards for our gaming terminals that could allow the facility to reduce a portion of our gaming terminals. To date, we have entered into development agreements for an aggregate commitment to advance approximately $150.7 million. As of March 31, 2006, we had advanced a total of $121.6 million under such agreements and expect to advance the remaining $29.1 million over the next twelve to twenty-four months. In addition, the agreements contain performance clauses, which could reduce our floor space allocation rights. In the past and in the future, we may by mutual agreement and for additional consideration, amend these contracts to reduce our floor space at the facilities.

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

Research and development expenses increased by 22% to $5.2 million, for the three months ended March 31, 2006, from $4.3 million for the comparable period in the prior fiscal year. For the six months ended March 31, 2006, research and development expenses increased by 18%, to $10.0 million, from $8.4 million for the same period of 2005. This increase primarily resulted from an increased headcount in our development group as we have focused our internal efforts on developing new gaming systems and game themes.

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

On January 4, 2006, the Alabama Circuit Court issued an order in the case of Jefferson County Racing Association v. Hale, Civil Action No. CV 2005-07684, granting plaintiffs’ motions that, (a) commencing on January 5, 2006, the law enforcement officials return all equipment, information and information media seized from the Birmingham Race Course on December 22, 2005, and (b) plaintiffs may begin immediate repairs and reinstallation of the equipment at the Birmingham Race Course. The court order prohibited operation of the games at the Birmingham Race Course without further order of the court. Innovative filed a motion to intervene in the case. The Alabama Circuit Court allowed the intervention and aligned Innovative with the plaintiff. On January 17, 2006, the District Attorney of Jefferson County intervened as a defendant and filed counterclaims against the plaintiffs seeking declaratory and injunctive relief.

After a bench trial on the merits, the Alabama Circuit Court, on January 31, 2006, issued a Declaratory Judgment and Injunction in the case of Jefferson County Racing Association v. Hale, Civil Action No. CV 2005-07684, wherein the court set forth its findings of fact and made the following rulings:

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

On February 6, 2006, the Sheriff filed a Compliance Report with the Alabama Circuit Court representing that he would not appeal the court’s ruling. On February 14, 2006, the Jefferson County District Attorney filed a post-judgment motion and a notice of appeal of the injunction portion of the trial court’s January 31, 2006 order. On March 21, 2006, the Alabama Circuit Court denied the District Attorney’s post-judgment motion. On March 22, 2006, the Jefferson County District Attorney appealed the final judgment to the Alabama Supreme Court. It is expected that briefs will be filed for consideration by the Alabama Supreme Court. At this time, we do not know when the Alabama Supreme Court will issue an opinion in this case. We currently have placed 1,318 video readers in the Birmingham Race Course facility, and we believe these units will be in operation at least until and unless the Alabama Supreme Court reaches an adverse decision in this case.

Johnson Act

In October 2005, the DOJ made available to the public proposed legislation the agency has drafted amending the Johnson Act. The proposed legislation, if enacted, could materially and adversely affect our Class II gaming market. The proposed legislation would classify electronic technological aids used by Native American tribes in Class II games, such as bingo, as gambling devices, and would authorize the use of such Class II devices by Native American tribes only if such devices are certified by the National Indian Gaming Commission, or NIGC, as Class II technological aids. The proposed legislation establishes criteria that must be met in order for the NIGC to certify the gambling devices as a Class II technological aid. The criteria would restrict the speed of the Class II games, as well as the depictions and graphics used in the games, thereby rendering the game potentially less appealing to the customers. Recently, the DOJ announced that, based on tribal comments, the proposed legislation would be revised. The revised draft legislation has not been released to the public.

RESULTS OF OPERATIONS

The following tables outline our end-of-period and average installed base of gaming terminals for the three and six months ended March 31, 2006 and 2005:

	At March 31,
	2006	2005
End-of-period installed gaming terminal base
Class II gaming terminals
Reel Time Bingo®	8,439	10,704
Legacy system	392	609
Oklahoma compacted games	1,173	68
Other gaming terminals(1)	2,849	2,437

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Average installed gaming terminal base:
Class II gaming terminals
Reel Time Bingo	8,718	11,016	9,004	10,533
Legacy system	390	658	413	729
Oklahoma compacted games	1,189	2	1,147	1
Other gaming terminals(1)	2,700	2,420	2,635	3,336

(1)	Other gaming terminals include charity, Tribal Instant Lottery Game, or TILG, and Iowa Lottery

At March 31, 2006, there were 1,318 sweepstakes video readers installed, and the average installed base for the three and six months ended March 31, 2006, was 644 and 355, respectively. There were no sweepstakes video readers installed during 2005.

Three Months Ended March 31, 2006, Compared to Three Months Ended March 31, 2005

Total revenues for the three months ended March 31, 2006 were $46.5 million, compared to $40.0 million for the same period of 2005. The revenue increase was driven by the increased gaming equipment, system sale and lease revenue, and partially offset by the decline of Class II gaming and TILG revenues discussed below.

Gaming Revenue – Class II

•	Class II gaming revenues decreased by $6.5 million, or 21%, from $31.2 million in the three months ended March 31, 2005, to $24.8 million in the three months ended March 31, 2006.

•	Legacy revenue decreased $263,000, or 25%, to $778,000 in the three months ended March 31, 2006, from $1.0 million in the three months ended March 31, 2005. The average installed base of Legacy gaming terminals decreased 41%, which was partially offset by a 36% increase in hold per day.

•	Reel Time Bingo revenue was $24.0 million for the quarter ended March 31, 2006, compared to $30.2 million in the quarter ended March 31, 2005, a $6.2 million, or 21% decrease. The average installed base of gaming terminals decreased 21%, but was partially offset by a 4% higher average hold per day. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, increased $592,000, to $1.1 million in the three months ended March 31, 2006, compared to $475,000 in the three months ended March 31, 2005. During fiscal 2005 and the first two quarters of fiscal 2006, 1,388 Reel Time Bingo gaming terminals were converted to games played under the compact, and $2.2 million was generated in second quarter 2006 revenues, which are included in “All other gaming revenues.”

Gaming Revenue – Charity

•	Charity gaming revenues decreased 6%, to $5.1 million for the March 2006 quarter, compared to $5.5 million for the same quarter of 2005. The average installed gaming terminal base increased 7% in the three months ended March 31, 2006, compared to the same period in 2005, but was offset by a 16% decrease in the average hold per day, resulting from facilities increasing their install base.

Gaming Revenue – All Other

•	Class III rental and back-office fees decreased 13%, to $1.2 million in the three months ended March 31, 2006, from $1.4 million during the same period of 2005. In January 2006, the only rental customer converted to a purchase. Gaming equipment, system sale, and lease revenue reflect revenues of $167,000 for both gaming equipment and license sales related to this conversion.

•	In March 2005, we began converting Reel Time Bingo gaming terminals to games that could be played under the Oklahoma compact. These games generated revenue of $2.2 million in the three months ended March 31, 2006, compared to $2,000 during the same period of 2005.

•	Other recurring gaming revenue generated from TILG decreased to no revenue for the quarter ended March 31, 2006, compared to $252,000 in same quarter of 2005. The decrease relates to the fiscal 2005 second-quarter conversion of the remaining TILG Point-of-Sale Terminals, or POSTs, to Reel Time Bingo.

•	Revenues from the New York Lottery system increased 34% to $613,000 in the three months ended March 31, 2006, from $458,000 in the three months ended March 31, 2005. Currently, five of the eight planned racetrack casinos are operating, with approximately 5,500 total terminals. To date, we have realized substantially less revenue than anticipated from our New York Lottery operations, in significant part due to delays in the opening of planned racetrack casino operations at several racetracks. We are nevertheless required to incur ongoing expenses associated with development and maintenance of the New York video lottery system, and we do not currently expect to have profitable operations there until one or more of the larger racetrack casinos open.

•	The Iowa Lottery system began operations in January 2006, and revenues for the quarter ended March 31, 2006, were $373,000. As of March 31, 2006, there were 383 player terminals installed. Pursuant to legislative actions, these units were disconnected from our central determinant system on or before May 3, 2006.

Other Revenue

•	Other revenues increased to $1.1 million for the quarter ended March 31, 2006, from $439,000 during the same period of 2005. The increase was primarily the result of the installation of the sweepstakes system in Alabama.

Gaming Equipment and System Sale and Lease Revenue and Cost of Sales

	Three Months ended March 31,
	2006		2005
Gaming equipment and system revenue	$10,432		$288
Cost of gaming equipment and systems sold	(9,650)		(297)

Gross Margin	782	7%	(9)	(3)%

License revenue	$364		$523
Cost of licenses sold	(175)		(307)

Gross Margin	189	52%	216	41%

Lease revenue	273		—

Cost of royalty fees	300		356

Gaming terminal and system revenue reflected the recognition of the sale of 338 gaming terminals and a system sale in the three months ended March 31, 2006, compared to no gaming terminal or system sales in the three months ended March 31, 2005. System revenues from a fixed-price contract of $8.0 million and cost of sales of $8.2 million were recognized on the completed-contract method. Gaming terminal revenue of $2.0 million and cost of sales of $1.3 million were recognized in the quarter ended March 31, 2006 on the sale of 257 units. During the current quarter of 2006, a customer converted from rental to purchase, generating gaming terminal revenues of $103,000. In the periods ended March 31, 2006 and 2005, gaming equipment sale revenue included revenues of $281,000 and cost of sales of $70,000 for both quarters related to a certain equipment sale being recognized ratably over the term of the agreement. Margins on licenses sold increased as some partially depreciated licenses were sold. In January 2006, operations of the Iowa Lottery system began and generated lease revenues of $273,000. Royalty fees decreased due to lower revenue on some licensed game themes in play.

Selling, general and administrative expenses increased approximately $2.0 million, or 13%, to $17.6 million for the three months ended March 31, 2006, from $15.6 million in the same period of 2005. This increase was primarily a result of a) an increase in share-based compensation of $676,000 for the three months ended March 31, 2006, compared to no employee share-based compensation expense in the same period during 2005; b) an increase in legal professional and lobbying services of approximately $1.0 million due to our involvement in litigation, research of new products and the entry into new markets; c) an increase in salaries and wages and the related employee benefits of approximately $200,000 relating to additional staff to design and develop gaming systems and content and monitor and develop new markets. At March 31, 2006, we employed 478 full-time and part-time employees, compared to 447 at March 31, 2005; and d) an increase in communication costs of approximately $170,000 relating to the increased number of facilities in Iowa and for the sweepstakes games in Birmingham.

These increases were offset, in part, by a reduction in our consulting and contract labor services of approximately $500,000, as we reduced the level of consulting and contract labor, including converting certain consultants to employees.

Depreciation expense decreased 8%, to $12.5 million for the three months ended March 31, 2006, from $13.6 million in 2005, primarily as a result of player terminals continuing in service beyond their estimated useful life. Amortization expense increased 42% to $1.6 million for the quarter ended March 31, 2006, compared to $1.1 million for the same quarter of 2005. The majority of the increase was related to amortization of license agreements for gaming content and internally developed software.

Interest income increased 75% to $611,000 for the three months ended March 31, 2006, from $350,000 in the same period of 2005, due to the higher balance of notes receivable bearing variable interest rates.

Interest expense increased 59%, to $1.0 million for the second fiscal quarter of 2006, from $663,000 for the same quarter of fiscal 2005, due primarily to an increase in amounts outstanding under our Credit Facility. The Credit Facility provides us with a $20.0 million term loan facility, or the Term Loan, a $15.0 million revolving line of credit, and a $35.0 million reducing revolving line of credit. As we continue to fund our capital commitments pursuant to our development agreements and otherwise, we will likely be required to borrow more money under our Credit Facility. As a result, our interest expense will likely continue to increase in the future.

Income tax expense decreased by $1.5 million, to $1.7 million for the three months ended March 31, 2006, from $3.2 million in the same period of 2005. These figures represent effective tax rates of 40.7% and 38.0% for the three months ended March 31, 2006 and 2005, respectively. Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment.” is a revision of SFAS No. 123, “Accounting for Stock Based Compensation.” It supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25. It includes several modifications to the way that income taxes are recorded in the financial statements. The expense for certain types of option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in our effective tax rates recorded throughout our fiscal year. The higher effective tax rate for the three months ended March 31, 2006, was primarily a result of the timing of such deductibility of stock options.

Our tax years ended 2002, 2003 and 2004 are currently under examination from the Internal Revenue Service, or IRS. We have received a proposed adjustment of approximately $835,000 relating to the deductibility of certain lobbying expenses the IRS. has determined should be disallowed. The IRS. has not made an assessment, but if it does, we may appeal the determination. If the assessment is upheld, our effective tax rate would be higher for the year ended September 30, 2006.

Six Months Ended March 31, 2006, Compared to Six Months Ended March 31, 2005

Total revenues for the six months ended March 31, 2006 were $80.5 million, compared to $79.2 million for the same period of 2005.

Gaming Revenue – Class II

•	Class II gaming revenues decreased by $9.7 million, or 17%, from $58.9 million in the six months ended March 31, 2005, to $49.2 million in the six months ended March 31, 2006.

•	Legacy revenue decreased $964,000, or 39%, to $1.5 million in the six months ended March 31, 2006, from $2.5 million in the six months ended March 31, 2005. The average installed base of Legacy gaming terminals decreased 43%, which was partially offset by a 20% increase in hold per day.

•	Reel Time Bingo revenue was $47.6 million for the six months ended March 31, 2006, compared to $56.4 million in the six months ended March 31, 2005, an $8.8 million, or 16% decrease. The average installed base of gaming terminals decreased 15%, but was partially offset by a 5% higher average hold per day. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, increased $1.2 million, to $2.0 million in the six months ended March 31, 2006, compared to $801,000 in the six months ended March 31, 2005. During fiscal 2005 and the first two quarters of fiscal 2006, 1,388 Reel Time Bingo gaming terminals were converted to games played under the compact, and generated $3.9 million in first and second quarter 2006 revenues, which are included in “All other gaming revenues.”

Gaming Revenue – Charity

•	Charity gaming revenues decreased 2%, to $9.8 million for the March 31, 2006 quarter, compared to $10.1 million for the same quarter of 2005. The average installed gaming terminal base increased 11% in the six months ended March 31, 2006, compared to the same period in 2005, but was offset by a 15% decrease in the average hold per day, resulting from facilities increasing their installed base.

Gaming Revenue – All Other

•	Class III rental and back-office fees decreased 7%, to $2.5 million in the six months ended March 31, 2006, from $2.7 million during the same period of 2005. In January 2006, the only rental customer converted to a purchase. Gaming equipment, system sale, and lease revenue reflect revenues of $167,000 for both gaming equipment and license sales related to this conversion.

•	In March 2005, we began converting Reel Time Bingo gaming terminals to games that could be played under the Oklahoma compact. These games generated revenue of $3.9 million in the six months ended March 31, 2006, compared to $2,000 during the same period of 2005.

•	Other recurring gaming revenue generated from TILG decreased to no revenue for the six months ended March 31, 2006, compared to $3.8 million in same quarter of 2005. The decrease relates to the fiscal 2005 second-quarter conversion of the remaining TILG POSTs to Reel Time Bingo.

•	Revenues from the New York Lottery system increased 32% to $1.2 million in the six months ended March 31, 2006, from $888,000 in the six months ended March 31, 2005. Currently, five of the eight planned racetrack casinos are operating, with approximately 5,500 total terminals. To date, we have realized substantially less revenue than anticipated from our New York Lottery operations, in significant part due to delays in the opening of planned racetrack casino operations at several racetracks. We are nevertheless required to incur ongoing expenses associated with development and maintenance of the New York video lottery system, and we do not currently expect to have profitable operations there until one or more of the larger racetrack casinos open.

•	The Iowa Lottery system began operations in January 2006, and revenues for the six months ended March 31, 2006 were $373,000. As of March 31, 2006, there were 383 player terminals installed. Pursuant to legislative actions, these units were disconnected from our central determinant system on or before May 3, 2006.

Other Revenue

•	Other revenues increased 75% to $1.8 million, for the six months ended March 31, 2006, from $1.0 million during the same period of 2005. The increase was primarily the result of the installation of the sweepstakes system in Alabama.

Gaming Equipment and System Sale and Lease Revenue and Cost of Sales

	Six Months ended March 31,
	2006		2005
Gaming equipment and system revenue	$10,768		$932
Cost of gaming equipment and systems sold	(9,755)		(712)

Gross margin	1,013	9%	220	24%

License revenue	$653		$873
Cost of licenses sold	(354)		(395)

Gross margin	299	46%	478	55%

Lease revenue	273		—

Cost of royalty fees	613		694

Gaming terminal and system revenue reflected sales of 338 gaming terminals and one system sale in the six months ended March 31, 2006, compared to 43 gaming terminals and no system sales in the six months ended March 31, 2005. System revenues from a fixed-price contract of $8.0 million and cost of sales of $8.2 million were recognized on the completed-contract method. Gaming terminal revenue of $2.0 million and cost of sales of $1.3 million were recognized in fiscal 2006 on the sale of 257 units. During fiscal 2006, a customer converted from rental to purchase, generating gaming terminal revenue of $103,000. In the periods ended March 31, 2006 and 2005, gaming equipment sale revenue included revenues of $562,000 for both quarters and cost of sales of $140,000 and $229,000, respectively related to a certain equipment sale being recognized ratably over the term of the agreement. Margins on licenses sold decreased, as a licensed third-party participation game introduced in the second quarter of fiscal 2005 has a lower margin than the outright sale of the license. In January 2006, operations of the Iowa Lottery system began and generated lease revenues of $273,000. Royalty fees decreased due to lower revenue on some licensed game themes in play.

Selling, general and administrative expenses increased approximately $1.1 million, or 3%, to $33.5 million for the six months ended March 31, 2006, from $32.4 million in the same period of 2005. This increase was primarily a result of a) an increase in share-based compensation of $1.4 million for the six months ended March 31, 2006, compared to no employee share-based compensation expense in the same period during 2005; b) an increase in legal professional and lobbying services of approximately $1.2 million, due to our involvement in litigation, research of new products and the entry into new markets; and c) an increase in salaries and wages and the related employee benefits of approximately $250,000 relating to additional staff to design and develop gaming systems and content and monitor and develop new markets. At March 31, 2006, we employed 478 full-time and part-time employees, compared to 447 at March 31, 2005.

These increases were offset, in part, by a reduction in our consulting and contract labor services of approximately $1.7 million, as we reduced the level of consulting and contract labor, including converting certain consultants to employees.

Depreciation expense decreased 4%, to $25.2 million for the six months ended March 31, 2006, from $26.1 million in 2005, primarily as a result of player terminals continuing in service beyond their estimated useful life. Amortization expense increased 70% to $3.3 million for the six months ended March 31 2006, compared to $1.9 million for the same quarter of 2005. The majority of the increase was related to amortization of license agreements for gaming content and internally developed software.

Interest income increased 40% to $1.1 million for the six months ended March 31, 2006, from $782,000 in the same period of 2005, due to the higher balance of notes receivable bearing variable interest rates.

Interest expense increased 66%, to $2.0 million for the second fiscal quarter of 2006, from $1.2 million for the same quarter of fiscal 2005, due primarily to an increase in amounts outstanding under our Credit Facility. As we continue to fund our capital commitments pursuant to our development agreements and otherwise, we will likely be required to borrow more money under our Credit Facility. As a result, our interest expense will likely continue to increase in the future.

Income tax expense decreased by $3.4 million, to $2.8 million for the six months ended March 31, 2006, from $6.3 million in the same period of 2005. These figures represent effective tax rates of 41.4% and 38.0% for the six months ended March 31, 2006 and 2005, respectively. SFAS No. 123(R) includes several modifications to the way that income taxes are recorded in the financial statements. The expense for certain types of option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in our effective tax rates recorded throughout our fiscal year. The higher effective tax rate for the six months ended March 31, 2006, was primarily a result of the timing of such deductibility of stock options.

Our tax years ended 2002, 2003 and 2004 are currently under examination from the IRS We have received a proposed adjustment of approximately $835,000 relating to the deductibility of certain lobbying expenses the IRS has determined should be disallowed. The IRS has not made an assessment, but if it does, we may appeal the determination. If the assessment is upheld, our effective tax rate would be higher for the year ended September 30, 2006.

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

In March 2005, the FASB issued Financial Interpretation No. 47, or FIN 47, “Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB SFAS 143.” FIN 47 requires asset retirement obligations to be recorded when a legal obligation exists, even though the timing and/or method of the settlement of such obligations is conditional on a future event. FIN 47 is effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of FIN 47 will have a material impact on our financial position and results of operations.

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

CRITICAL ACCOUNTING POLICIES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Condensed Financial Statements, which we have prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We have discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that other than the adoption of Statement of Financial Accounting Standards, or SFAS No. 123, (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), there have been no significant changes during the six months ended March 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, as amended by the Amendment No.1 on Form 10-K/A thereto.

Share-Based Compensation Expense. Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method, we recognize compensation expense for all share-based payments granted after November 1, 2005 and prior to but not yet vested as of October 1, 2005, in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we recognize share-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the service period of the award. Prior to SFAS 123(R) adoption, we accounted for share-based payments under Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and accordingly, generally recognized compensation expense only if options were granted with a discounted exercise price.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards, and stock price volatility. Management determined that volatility is based on historical volatility trends. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. See Note 2 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, we had $2.0 million unrestricted cash and cash equivalents, compared to $118,000 at September 30, 2005. Our working capital deficit at March 31, 2006 decreased to a working capital deficit of $19.1 million, compared to $19.4 million at September 30, 2005. The working capital deficit as of March 31, 2006 was the result of acquisition of property and equipment and leased gaming equipment, the payment of accounts payable and accrued expenses, and our continued investment in development agreements. During fiscal 2006, we used $16.5 million for capital expenditures of property and equipment, $13.6 million for payments of accounts payable and accrued expenses, and advanced $7.5 million, net of amounts reimbursed, under development agreements. At September 30, 2005, none of the lines of credit were current, and at March 31, 2006, $18.4 million was due within twelve months.

As of March 31, 2006, our total contractual cash obligations were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Revolving lines of credit(1)	$21,939	$25,107	$2,214	$—	$49,260
Long-term debt(2)	8,079	3,218	52	—	11,349
Capital leases(3)	2,413	183	—	—	2,596
Operating leases(4)	1,455	2,860	1,894		6,209
Purchase commitments(5)	1,894	2,038	288	1,488	5,708
Payments due under employment agreement(6)	250	500	500	1,958	3,208
Gaming facility joint development agreements(7)	29,046	—	—	—	29,046

Total	$65,076	$33,906	$4,948	$3,446	$107,376

(1)	The revolving credit lines bear interest at a rate of Prime (7.75% as of March 31, 2006).
(2)	Consists of various three-to-five-year loans for the purchase of automobiles and property and equipment at an overall average annual interest rate of 7.37%, a five-year loan related to financing our corporate aircraft at an annual interest rate of LIBOR plus 2.75% (7.57% as of March 31, 2006), and amounts borrowed under our Credit Facility at annual interest rate of Prime (7.75% as of March 31, 2006).
(3)	Consists of various three-year capital leases for property and equipment at an overall average annual interest rate of 7.27%.
(4)	Consists of operating leases for our facilities and office equipment that expire at various times through 2010.
(5)	Consists of commitments to order third-party license agreements and for the purchase of gaming terminals.
(6)	Represents the expected future payments due, based on life expectancy tables, to Gordon Graves for his noncompete agreement entered into under his Employment Agreement.
(7)	Represents commitments for payments toward development and construction and/or expansion of tribal gaming facilities. For purposes of this table, cash obligations under development agreements are considered payable over the next twelve to twenty-four months, although the actual timing of payments may extend beyond twenty-four months, depending on the number and schedule of development projects ongoing at any given time.

During the six months ended March 31, 2006, we generated $21.3 million in cash from our operations, compared to $45.5 million during the same period of 2005. This $24.2 million decrease in cash generated from operations over the prior period was primarily due to the timing of payments related to accounts payable and accrued expenses and federal and state tax payments.

Cash used in investing activities decreased to $26.8 million in the six months ended March 31, 2006, from $48.7 million in the same period of 2005. The decrease was primarily the result of a $13.7 million decrease in acquisitions of property and equipment. During the six months ended March 31, 2006, additions to property and equipment consisted of:

Capital Expenditures
Gaming equipment	$15,198
Third-party gaming content licenses	1,246
Other	69

Total	$16,513

Cash provided by financing activities for the six months ended March 31, 2006 was $7.4 million, compared to $9.8 million in the same period of 2005. During the six months ended March 31, 2006, we drew a net of $15.3 million under our revolving lines of credit compared to $7.6 million in the same period of fiscal 2005. During the six months ended March 31, 2006, we repurchased 159,146 shares of treasury stock for a total cash consideration of $1.5 million, compared to 440,786 shares of treasury stock purchased for $3.9 million in the same period of 2005. We expect to continue repurchasing shares during the remainder of fiscal 2006, as discussed under Stock Repurchase Authorizations.

Our projected capital expenditures for the next year will consist of gaming terminals and related gaming equipment that are placed with our customers under participation arrangements, to which we have committed $1.9 million under purchase arrangements with certain vendors, substantial capital outlays of approximately $29.1 million in connection with the joint development of new and expanded tribal gaming facilities, increased costs of maintaining and/or upgrading our rental pool of gaming terminals, and may include substantial capital expenditures in connection with potential acquisitions. In our strategy to partner with current and prospective customers to jointly develop tribal gaming facilities that will house our gaming terminals, and in pursuing any potential acquisitions, we may make expenditures that could significantly affect our cash flow and liquidity, and use a significant portion of both our cash flow from operations and any proceeds we receive from debt or equity financing we might undertake. Our total capital expenditures will depend upon the number of gaming terminals that we are able to place in service during the year, as well as the number and size of tribal gaming facilities we develop under existing or future agreements. Additional capital expenditures will be required for gaming terminals if we are successful in introducing our games into new markets, such as additional charity bingo markets. In addition to manufacturing our own, we also purchase gaming terminals from Bally Technologies, Inc. (formerly Alliance Gaming, Inc.), or Bally, and WMS Gaming Inc., or WMS, and licenses from Bally, WMS, and Progressive Gaming International Corporation, or Progressive (formerly Mikohn Gaming Corporation).

To date, we have entered into development agreements with our customers to provide up to $150.7 million towards the construction of tribal gaming facilities. The development agreements typically require that some or all of the construction advances be repaid to us. As of March 31, 2006, we had advanced a total of $121.6 million under such agreements, and expect to advance the remaining $29.1 million over the next twelve to twenty-four months.

At March 31, 2006, our debt structure consisted of a Credit Facility, which provided us with a $20.0 million term loan facility, or the Term Loan, a $15.0 million revolving line of credit, and a $35.0 million reducing revolving line of credit. As of March 31, 2006, we had drawn $20.2 million under the Term Loan and had $43.1 million outstanding under the revolving lines of credit. At March 31, 2006, we had availability of $5.6 million, which was further reduced by $1.1 million, reflecting outstanding letters of credit.

The Credit Facility contains financial covenants, as defined in the agreement, that include a maximum indebtness to EBITDA ratio of 1.50:1.00, a maximum total liabilities to tangible net worth ratio of 1.25:1.00, a minimum trailing twelve–month EBITDA of $60.0 million, and a maximum rolling four-quarter capital expenditures rate, including advances made under development agreements, of $175.0 million. We were in compliance with these covenants as of March 31, 2006.

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

Stock Repurchase Authorizations

Our Board of Directors authorized us to repurchase 900,000 shares of our common stock, effective April 2000, an additional 3,000,000 shares of our common stock, effective September 2001, and an additional 748,690 shares of our common stock, effective July 2004. The timing and total number of shares repurchased will depend upon prevailing market conditions and other investment opportunities. At March 31, 2006, there were 886,763 shares authorized for repurchase.

During the fiscal year ended September 2005, we repurchased 1,216,591 shares of our common stock with cash, at an average cost of $8.96. We repurchased an additional 38,300 shares of our common stock with cash, at an average cost of $9.10, during the quarter ended March 31, 2006, and 159,146 shares during the six months ended March 31, 2006, at an average cost of $9.15.

At March 31, 2006, we had approximately 5.5 million options outstanding, with exercise prices ranging from $1.00 to $21.53 per share. At March 31, 2006, approximately 4.5 million of the outstanding options were exercisable.

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

In June 2003, we entered into a Credit Facility to provide us with additional liquidity to meet our short-term financing needs, as further described under “PART I – Item 1. Financial Statements – Significant Accounting Policies – Credit Facility, Long-Term Debt and Capital Leases.” Pursuant to the Credit Facility, we may currently borrow up to a total of $48.7 million under a $15.0 million revolving line of credit and a $35.0 million reducing revolving line of credit. The entire Credit Facility bears an adjustable interest rate of Prime.

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

We estimate that a hypothetical increase of 100 basis points in interest rates would increase our interest expense by approximately $522,000, based on our variable debt outstanding of $52.0 million as of March 31, 2006. We do not currently manage this exposure with derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting identified in management’s evaluation during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Significantly, in October 2005, the Department of Justice (DOJ) made available to the public proposed legislation the agency has drafted amending the Gambling Devices Act, 15 U.S.C. § 1171, et seq. (commonly referred to as the Johnson Act). The proposed legislation, if enacted, could materially and adversely affect our Class II gaming market. The proposed legislation would classify electronic technologic aids used by Native American tribes in Class II games, such as bingo, as gambling devices, and would authorize the use of such Class II devices by Native American tribes only if such devices are certified by the NIGC as Class II technologic aids. The proposed legislation establishes criteria that must be met in order for the NIGC to certify the gambling devices as Class II technologic aids. The criteria would restrict the speed of the Class II game, as well as the depictions and graphics used in the game, thereby rendering the game potentially less appealing to customers. The proposed legislation has yet to be introduced in Congress; however; the DOJ has indicated that it will seek to have its proposed legislation introduced in 2006.

In November, 2005 Senator John McCain introduced legislation designed in part to expand the authority of the NIGC to review contracts between Native American tribes and their suppliers. Senator McCain’s proposal is in the early legislative phase, and we have not yet assessed the full impact on our business if legislation of this nature is ultimately adopted. However, it is likely that expanding the authority of the NIGC to include review of contracts such as those we typically enter into with our tribal customers, would significantly encumber our contracting process and may have the effect of delaying, modifying or preventing otherwise profitable contractual relationships.

The market for electronic Class II gaming terminals and systems is subject to continuing ambiguity, due to the difficulty of reconciling the Johnson Act’s broad definition of “gambling devices” with the provisions of IGRA that expressly make legal the play of bingo and tribes’ use of “electronic, computer, or other technological aids” in the play of bingo. Issues surrounding the classification of our games as Class II games that may generally be offered by our tribal customers without a tribal-state compact, or as Class III games that can only be offered by the tribes pursuant to such a compact, have affected our business in the past, and continue to do so. Government enforcement, regulatory action, judicial decisions, or the prospects or rumors thereof have in the past and will continue to affect our business, operating results and prospects. Although some of our games have been reviewed and approved as legal Class II games by the NIGC, we have placed and continue to derive revenue from a significant number of gaming terminals running games that have not been so approved. Our business and operating results would likely be adversely affected, at least in the short term, by any significant regulatory enforcement action involving our games.

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

The manner in which certain of our Native American customers acquired land in trust after 1988, and have used such land for gaming purposes, may affect the legality of those gaming facilities. The Inspector General for the Department of the Interior recently testified before a United States Senate committee that his office was in the process of completing an inquiry into techniques used by certain tribes of acquiring land in trust for non-gaming purposes but subsequently opening a gaming facility on such trust land. Recently, the Acting General Counsel for the NIGC testified before the Senate Indian Affairs Committee that, as a result of the Inspector General’s inquiry, the NIGC was conducting its own investigation into the practice of certain tribes conducting gaming on land originally acquired in trust for non-gaming purposes. Unless the land qualifies under one of the exceptions contained in the IGRA, thereby authorizing gaming to be conducted on such land, it could lose its “Indian lands” status under IGRA.

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

On July 8, 2005, the NIGC issued a Warning Notice to certain tribes for, among other things, noncompliance with the recordkeeping requirements applicable to account access cards. According to the Warning Notice, the cashiers were not obtaining signatures from the customers on our receipts when cashing out. The NIGC is also of the opinion that the Bank Secrecy Act recordkeeping requirements apply to account access cards. The Minimum Internal Control Standards (25 C.F.R. § 542.3(c)(2)) require compliance with the Bank Secrecy Act. Because the IRS is conducting a Bank Secrecy Act audit at one of the tribal casinos, the NIGC has deferred a determination of whether the tribal gaming operations are in compliance with 25 C.F.R. § 542.3(c)(2) until the IRS audit is completed.

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

We provide linked interactive electronic bingo systems and gaming terminals to charitable bingo operations in Alabama. During January 2004, we began placing gaming terminals in Alabama, and as of March 31, 2006, we had 2,296 gaming terminals at three facilities. The Attorney General of Alabama has recently completed a review of the gaming within the state. He concluded that the games that we were operating in Alabama were a legal form of bingo. He also concluded that two of the facilities are operating under a valid constitutional amendment authorizing the facilities the ability to play electronic bingo. The third facility is operating under a constitutional amendment that was flawed in its ratification. The Attorney General and his staff have indicated that they will file a declaratory judgment action asking the courts to invalidate this amendment as improperly ratified.

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

For the six months ended March 31, 2006 and 2005, approximately 50% and 57%, respectively, of our gaming revenues were from Native American tribes located in Oklahoma, and approximately 34% and 35%, respectively, of our gaming revenues were from one tribe in that state. The significant concentration of our customers in Oklahoma means that local economic changes may adversely affect our customers, and therefore our business, disproportionately to changes in national economic conditions, including more sudden adverse economic declines or slower economic recovery from prior declines. The loss of any of our Oklahoma tribes as customers would have a material and adverse effect upon our financial condition and results of operations. In addition, the recent legislation allowing tribal-state compacts in Oklahoma could result in increased competition from other vendors, who we believe have avoided entry into the Class II market due to its uncertain and ambiguous legal environment. The new legislation allows for other types of gaming, both at tribal gaming facilities and at Oklahoma racetracks. The loss of significant market share to these new gaming opportunities or our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.

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

In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. This legislation was subject to approval in a statewide referendum, which was subsequently obtained in the November 2004 elections. The Oklahoma gaming legislation allows the tribes to sign a compact with the State of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma will be allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. On March 30, 2005, our bonanza-style bingo games became the first such games played in the state. As of March 31, 2006, we had placed 1,173 gaming terminals at sixteen facilities that are operating under the Oklahoma compact. All vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the State of Oklahoma. Pursuant to the compacts, vendors placing games at tribal facilities will have to be licensed by each tribe. All electronic games placed under the compact will have to be certified by independent testing laboratories to meet technical specifications. These were published by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities in the first calendar quarter of 2005.

We believe the recently adopted Oklahoma legislation significantly clarifies and expands the types of gaming permitted by Native America tribes in that state. We currently expect continued intensified competition from vendors currently operating in Oklahoma as well as from new market entrants. As a result, we anticipate further pressure on our market and revenue share percentages in Oklahoma. We believe the recent introduction of traditional slot machines into the Oklahoma market could adversely affect our operating results and market position in that state.

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

The NIGC has recently determined that the magnetic stripe card system, employed by Native American gaming operations using the gaming system developed by us, is an “account access card” system as defined in the NIGC’s Minimum Internal Control Standards regulation, thereby triggering certain recordkeeping requirements. An “account access card” is defined as “an instrument to access customer accounts for wagering at a gaming machine.” Account access cards are used in connection with a computerized database. Account access cards are not “smart cards.”

On July 8, 2005, the NIGC issued a Warning Notice to certain tribes for, among other things, noncompliance with the recordkeeping requirements applicable to account access cards. According to the Warning Notice, the cashiers were not obtaining signatures from the customers on our receipts when cashing out. The NIGC is also of the opinion that the Bank Secrecy Act recordkeeping requirements apply to account access cards. The Minimum Internal

Control Standards (25 C.F.R. § 542.3(c)(2)) require compliance with the Bank Secrecy Act. Because the IRS is conducting a Bank Secrecy Act audit at one of the tribal casinos, the NIGC has deferred a determination of whether the tribal gaming operations are in compliance with 25 C.F.R. § 542.3(c)(2) until the IRS audit is completed.

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

If certain of our development agreements are finally determined to be management contracts or to create a proprietary interest of ours in tribal gaming operations, there could be material adverse consequences to us. In that event, we may be required, among other things, to modify the terms of such agreements. Such modification may adversely affect the terms on which we conduct business, and have a significant impact on our financial condition and results of operations from such agreements and from other development agreements that may be similarly interpreted by the NIGC.

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

Summary of Stock Repurchases

(Unaudited)

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May yet be Purchased Under the Plans or Programs
January 1, 2006 to January 31, 2006	22,300	$9.10	22,300	925,063
February 1, 2006 to February 28, 2006	16,000	9.09	16,000	902,763
March 1, 2006 to March 31, 2006	—	$—	—	886,763

Total	38,300	$9.10	38,300

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

Date: May 10, 2006	Multimedia Games, Inc.

	By:	/s/ Craig S. Nouis†
Craig S. Nouis
Chief Financial Officer

†	Mr. Nouis is signing as an authorized officer and as our Principal Financial Officer and Chief Accounting Officer.

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION

3.1	Amended and Restated Articles of Incorporation	(1)

3.2	Amendment to Articles of Incorporation	(10)

3.3	Amended and Restated Bylaws	(2)

10.1	Form of Integrated Gaming Services Agreement	(3)

10.2	1994 Employee Stock Option Plan	(3)

10.3	1994 Director Stock Option Plan	(3)

10.4	1996 Stock Incentive Plan, as amended	(5)

10.5	President’s Plan	(4)

10.6	1998 Senior Executive Stock Option Plan	(5)

10.7	2000 Stock Option Plan	(5)

10.8	2001 Stock Option Plan	(6)

10.9	Stockholder Rights Plan	(7)

10.10	2002 Stock Option Plan	(8)

10.11	Employment Agreement executed March 26, 2003 between the Company and Gordon Graves	(8)

10.12	2003 Outside Directors’ Stock Option Plan	(9)

10.13	Amended and Restated Loan and Security Agreement between the Company and Comerica Bank	(13)

10.16	Employment Agreement executed September 9, 2004 between the Company and Clifton Lind	(11)

10.17	Form of Indemnity Agreement entered between the Company and each of the members of the Company’s Board of Directors	(11)

10.18	Ad Hoc Option Plan	(12)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(* )

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(* )

32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes Oxley Act of 2002	(* )

(1)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission for the quarter ended March 31, 1997.
(2)	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2003.
(3)	Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended September 30, 1994.
(4)	Incorporated by reference to our Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended September 30, 1998.
(5)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on December 1, 2000.
(6)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 18, 2001 (File No. 333-100611).
(7)	Incorporated by reference to our Registration Statement on Form 8-A, filed with the Securities and Exchange Commission on October 23, 1998.
(8)	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission for the quarter ended March 31, 2003.
(9)	Incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on January 6, 2004.
(10)	Incorporated by reference to our Form 10-Q filed with the Securities and Exchange Commission for the quarter ended December 31, 2003.
(11)	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2004.
(12)	Incorporated by reference to our Registration Statement on Form S-8 filed with the Securities and Exchange Commission on October 18, 2002 (File No. 333-100612).
(13)	Incorporated by reference to our Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended September 30, 2005.
(*)	Filed herewith.