Form 10-Q
period 2006-06-30
MULTIMEDIA GAMES INC
filed 2006-08-09
CIK 896400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large	accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 4, 2006, there were 27,482,486 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS

As of June 30, 2006 and September 30, 2005

(In thousands, except shares and per share amounts)

(Unaudited)

	June 30, 2006	September 30, 2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,764	$118
Accounts receivable, net of allowance for doubtful accounts of $617 and $229, respectively	13,601	18,807
Inventory	—	414
Contract costs in excess of billing	—	789
Prepaid expenses and other	1,876	3,177
Notes receivable	8,811	9,362
Deferred income taxes	1,960	2,075

Total current assets	33,012	34,742
Restricted cash and long-term investments	986	1,068
Leased gaming equipment, net	26,374	37,391
Property and equipment, net	94,404	93,894
Notes receivable	56,527	40,545
Intangible assets, net	42,130	45,093
Other assets	737	1,959
Deferred income tax	3,774	—

Total assets	$257,944	$254,692

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of revolving lines of credit	$11,238	$—
Current portion of long-term debts and capital leases	7,149	13,401
Accounts payable and accrued expenses	26,179	35,349
Federal and state income tax payable	441	3,312
Deferred revenue	1,477	2,081

Total current liabilities	46,484	54,143
Revolving lines of credit	40,037	27,770
Long-term debts and capital leases, less current portion	1,454	6,498
Other long-term liabilities	2,738	3,049
Deferred revenue	212	1,057
Deferred income taxes	—	3,258

Total liabilities	90,925	95,775

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 31,383,621 and 30,802,524 shares issued, and 27,472,236 and 27,050,285 shares outstanding, respectively	314	308
Additional paid-in capital	73,329	67,184

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS – (Continued)

As of June 30, 2006 and September 30, 2005

(In thousands, except shares and per share amounts)

(Unaudited)

	June 30, 2006	September 30, 2005
Treasury stock, 3,911,385 and 3,752,239 shares at cost, respectively	(24,741)	(23,285)
Retained earnings	118,130	114,710
Accumulated other comprehensive loss	(13)	—

Total stockholders’ equity	167,019	158,917

Total liabilities and stockholders’ equity	$257,944	$254,692

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

For the Three Months Ended June 30, 2006 and 2005

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended June 30,
	2006	2005
REVENUES:
Gaming revenue:
Class II	$20,363	$28,191
Charity	4,243	4,622
All other	4,523	2,814
Gaming equipment, system sale and lease revenue	1,765	957
Other	1,274	565

Total revenues	32,168	37,149

OPERATING COSTS AND EXPENSES:
Cost of gaming equipment and systems sold and royalty fees paid	624	787
Selling, general and administrative expenses	17,424	14,104
Amortization and depreciation	14,384	14,576

Total operating costs and expenses	32,432	29,467

Operating income (loss)	(264)	7,682
OTHER INCOME (EXPENSE):
Interest income	577	608
Interest expense	(1,123)	(675)

Income (loss) before income taxes	(810)	7,615
Income tax expense (benefit)	(225)	3,065

Net income (loss)	(585)	4,550

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(13)	—

Comprehensive income (loss)	$(598)	$4,550

Basic earnings (loss) per share	$(0.02)	$0.17

Diluted earnings (loss) per share	$(0.02)	$0.16

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

For the Nine Months Ended June 30, 2006 and 2005

(In thousands, except per-share amounts)

(Unaudited)

	Nine Months Ended June 30,
	2006	2005
REVENUES:
Gaming revenue:
Class II	$69,515	$87,082
Charity	14,055	14,676
All other	12,537	10,235
Gaming equipment, system sale and lease revenue	13,459	2,762
Other	3,096	1,607

Total revenues	112,662	116,362

OPERATING COSTS AND EXPENSES:
Cost of gaming equipment and systems sold and royalty fees paid	11,346	2,588
Selling, general and administrative expenses	50,964	46,535
Amortization and depreciation	42,856	42,620

Total operating costs and expenses	105,166	91,743

Operating income	7,496	24,619
OTHER INCOME (EXPENSE):
Interest income	1,669	1,390
Interest expense	(3,143)	(1,892)

Income before income taxes	6,022	24,117
Income tax expense	2,602	9,332

Net income	3,420	14,785

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(13)	—

Comprehensive income	$3,407	$14,785

Basic earnings per share	$0.13	$0.53

Diluted earnings per share	$0.12	$0.50

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended June 30, 2006 and 2005

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,420	$14,785
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Amortization	4,886	3,139
Depreciation	37,970	39,481
Accretion of contract rights	2,996	1,541
(Gain) or loss on disposal of long-lived assets	(154)	217
Provisions for inventory and long-lived assets	103	35
Deferred income taxes	(6,917)	(5,359)
Share-based compensation	2,061	144
Provision for (recovery of) doubtful accounts	394	(225)
(Increase) decrease in:
Accounts receivable	5,647	(269)
Inventory	414	118
Contract costs in excess of billing	789	(6,029)
Prepaid expenses and other	2,523	(1,690)
Federal and state income tax payable/receivable	(2,871)	6,448
Notes receivable	(473)	5,798
Increase (decrease) in:
Accounts payable and accrued expenses	(9,119)	1,138
Other long-term liabilities	(229)	(504)
Deferred revenue	(1,449)	(493)

NET CASH PROVIDED BY OPERATING ACTIVITIES	39,991	58,275

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(28,106)	(36,509)
Acquisition of intangible assets	(4,087)	(7,990)
Advances under development agreements	(28,409)	(38,906)
Repayments under development agreements	12,413	10,985

NET CASH USED IN INVESTING ACTIVITIES	(48,189)	(72,420)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants, and related tax benefit	4,090	1,845
Proceeds from long-term debt	—	10,000
Principal payments of long-term debt and capital leases	(11,296)	(7,898)
Proceeds from revolving lines of credit	40,000	36,606
Payments on revolving lines of credit	(16,495)	(15,636)
Purchase of treasury stock	(1,456)	(9,646)

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,843	15,271

EFFECT OF EXCHANGE RATES ON CASH	1	—

Net increase in cash and cash equivalents	6,646	1,126
Cash and cash equivalents, beginning of period	118	4,768

Cash and cash equivalents, end of period	$6,764	$5,894

SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$2,436	$1,782

Income tax paid	$11,019	$8,183

NON-CASH TRANSACTIONS:
Property and equipment and other assets acquired through:
Capital lease	—	575
Long-term debt	—	445

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes contained within the Company’s Annual Report on Form 10-K for the year ended September 30, 2005, as amended by Amendment No. 1 on Form 10-K/A thereto.

The financial statements included herein as of June 30, 2006, and for each of the three and nine-month periods ended June 30, 2006 and 2005, have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States of America, or U.S., and the rules and regulations of the Securities and Exchange Commission. They do not include all of the information and footnotes required by accounting principles generally accepted in the U.S. for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the three and nine months ended June 30, 2006 are not necessarily indicative of the results which will be realized for the year ending September 30, 2006.

Operations. The Company is a supplier of interactive systems, electronic games, and gaming terminals for the Native American gaming market, as well as for the growing racetrack casino, charity and commercial bingo/sweepstakes and video lottery markets. The Company designs and develops networks, software and content that provide its customers with, among other things, comprehensive gaming systems delivered through a telecommunications network linking the Company’s gaming terminals with one another, both within and among gaming facilities, thereby enabling players to simultaneously participate in the same game and to compete against one another to win common pooled prizes. The Company’s ongoing development and marketing efforts focus on Class II and Class III gaming systems and products for use by Native American tribes throughout the United States, video lottery systems, sweepstakes and amusement with prize games, other products for domestic and international lotteries, and products for domestic and international charity and commercial bingo facilities. The Company’s gaming systems are typically provided to customers under revenue sharing arrangements, except for video lottery terminals in the Class III market in Washington State, which are typically sold for an up-front purchase price. The Company offers content for its gaming systems that has been designed and developed by the Company, as well as game themes the Company has licensed from others.

Consolidation Principles. The Company’s financial statements include the activities of Multimedia Games, Inc. and its wholly-owned subsidiaries: Megabingo, Inc., MGAM Systems, Inc., Innovative Sweepstakes Systems, Inc., MGAM Services, LLC, MGAM Systems International, Inc., Megabingo International, LLC, Multimedia Games De Mexico S. de R.L. de C.V., and Servicios de Wild Basin S de R.L. de C.V. Intercompany balances and transactions have been eliminated.

Accounting Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples include share-based compensation, provisions for bad debts and contract losses, estimated useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, deferred income taxes, and the provision for and disclosure of litigation and loss contingencies. Actual results may differ materially from these estimates in the future.

Reclassifications. Certain reclassifications were made to the prior-period financial statements to conform to the current-period financial statement presentation. These reclassifications did not have an impact on the Company’s previously reported financial position or results of operations.

Revenue Recognition. The majority of the Company’s gaming revenue is of a recurring nature, and is generated under participation arrangements when the Company provides its customers with gaming terminals, gaming terminal content licenses, and back-office equipment, collectively referred to as gaming equipment. Under these arrangements, the Company retains ownership of the gaming equipment installed at customer facilities, and receives revenue based on a percentage of the hold per day generated by the gaming equipment. Certain of the Company’s arrangements require a portion of the facilities’ hold per day to be set aside to be used to fund facility-specific marketing, advertising, promotions, and service. These amounts are offset against revenue, and deferred in a liability account until expended. Participation revenue generated from the Company’s Native American Class II product is reported in its results of operations as “Gaming revenue – Class II,” revenue from its charity bingo product is

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

included in “Gaming revenue – Charity,” and participation revenue from the Company’s Tribal Instant Lottery Game, or TILG, and its Native American Class III products, including games played under the Oklahoma Compact and the Iowa Lottery, are included in “Gaming revenue – All other.”

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

The Company provides gaming solutions to domestic and international lottery organizations through a combination of gaming equipment and gaming systems that use central determinant system technology. The equipment and systems are either sold outright for a one-time fee, or are provided on a participation basis, whereby the Company receives a small portion of the network-wide hold, which is reported in its financial results of operations as a part of “Gaming revenue – All other.”

The Company also markets a modular suite of software gaming support products, such as player tracking, which enables operators to monitor, manage and track player activity, and slot accounting systems, slot management systems, and slot monitoring systems, collectively referred to as the MGAMe® System. The MGAMe system is either sold to customers as a complete system or on a module-by-module basis for a one-time license fee and a recurring fee for post-contract support, or is provided under a participation arrangement.

Sales of the Company’s gaming equipment and gaming systems are reported under “Gaming equipment, system sale and lease revenue.”

Revenue from the sale of software is accounted for under Statement of Position 97-2, “Software Revenue Recognition,” or SOP 97-2 and its various interpretations. If vendor-specific objective evidence of fair value does not exist, the revenue is deferred until such time that all elements have been delivered or services have been performed. If any element is determined to be essential to the function of the other, revenues are generally recognized over the term of the services that are rendered.

In accordance with the provisions of Emerging Issues Task Force, or EITF, Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, sales that are considered to contain “multiple deliverables” are bifurcated into accounting units based on their relative fair market value, provided each component is not essential to the function of the other. The majority of the Company’s multiple element contracts are for some combination of gaming terminals, content, system software, license fees and maintenance.

Revenues from the stand-alone product sales or separate accounting units are recorded when: a) persuasive evidence of an arrangement exists and the sales price is fixed and determinable; b) delivery has occurred and services have been rendered; and c) collectibility is reasonably assured.

Costs and Billings on Uncompleted Contract. During fiscal 2005, the Company entered into a fixed-price contract with a customer and delivered an electronic instant lottery system to the Israel Lottery. Revenues from this fixed-price contract were recognized using the completed-contract method. Upon completion of the contractual terms for acceptance of the system sale to the Israel Lottery, the Company recorded $8.0 million in revenue related to the sale during the March 2006 quarter, while total estimated cost was recorded at $8.2 million. Revenue recognition is pursuant to contract accounting treatment under ARB 45, “Long-Term Construction-Type Contracts,” and SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” since the agreement represents a system to be designed based on specifications that are unique to the customer.

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

Inventory. The Company’s inventory consists primarily of completed gaming terminals, related component parts and back-office computer equipment expected to be sold over the next twelve months. Inventories are stated at the lower of cost (first in, first out) or market.

Development Agreements. The Company enters into development agreements to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to exclusive placement of the Company’s gaming terminals, and the Company receives a fixed percentage of those gaming terminals’ hold per day over the term of the agreement. Certain of the agreements contain gaming terminal performance standards that could allow the facility to reduce a portion of the Company’s guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment, have been repaid. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the hold to be used to repay some or all of the advances recorded as notes receivable. Amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the life of the contract, which is recorded as a reduction of revenue generated from the gaming facility. Amounts related to personal property owned by the Company and located at the tribal gaming facility are carried in the Company’s property and equipment, and depreciated over the estimated useful life of the related asset. In the past and in the future, the Company may by mutual agreement and for consideration, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset recovered for that particular development agreement, if any.

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the period ended June 30, 2006, there was no impairment to the assets’ carrying values.

At June 30, 2006 and September 30, 2005, the following net amounts related to advances made under development agreements were recorded in the following balance sheet captions:

	June 30, 2006	September 30, 2005
	(In thousands)
Included in:
Notes receivable	$63,694	$47,002
Property and equipment, net of accumulated depreciation	7,960	9,381
Intangible assets – contract rights, net of accumulated amortization	29,168	31,124

Notes Receivable. At June 30, 2006 and September 30, 2005, the Company’s notes receivable consisted of the following:

	June 30, 2006	September 30, 2005
	(In thousands)
Notes receivable from development agreements	$63,694	$47,002
Notes receivable from equipment sales	952	2,042
Other notes receivable	692	863

Notes receivable	65,338	49,907
Less current portion	(8,811)	(9,362)

Notes receivable – non-current	$56,527	$40,545

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements. These notes are typically collateralized by all the personal property not owned by the Company and contained within the respective tribal gaming facility, although the value of such property may be less than the note receivable outstanding.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Notes receivable from equipment sales consist of financial instruments issued by customers for the purchase of gaming terminals and licenses, and generally bear interest at prevailing interest rates. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the note receivable outstanding. As of June 30, 2006, the average interest rate on notes receivable from equipment sales was 5.25%, and the terms of such notes ranged from one to two years.

Property and Equipment and Leased Gaming Equipment. Property and equipment and leased gaming equipment is stated at cost. The cost of property and equipment and leased gaming equipment is depreciated over their estimated useful lives, generally using the straight-line method for financial reporting, and regulatory acceptable methods for tax reporting purposes. Gaming terminals placed with customers under participation arrangements are included in leased gaming equipment. Leased gaming equipment includes a “pool” of rental terminals, i.e., the “rental pool.” Rental pool units are those units that have previously been placed in the field under participation arrangements, but are currently back at the Company being refurbished and/or awaiting redeployment. Routine maintenance of property and equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated useful life of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in the Company’s results of operations.

Management reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. For the quarter ended June 30, 2006, there was an impairment related to obsolete equipment and internally-developed software of $342,000.

Equipment under Capital Lease. Equipment under capital leases is recorded at the lower of the present value of the minimum lease payments or the fair value of the assets. The cost of leased property and equipment is amortized using the Company’s normal amortization policy, described under “Property and Equipment and Leased Gaming Equipment.”

Credit Facility, Long-Term Debt and Capital Leases. At June 30, 2006 and September 30, 2005, the Company’s Credit Facility, long-term debt and capital leases consisted of the following:

	June 30, 2006	September 30, 2005
	(In thousands)
Revolving lines of credit	$51,275	$27,770
Less current portion	(11,238)	—

Long-term revolving lines of credit	$40,037	$27,770

Term loan facility	$5,000	$12,014
Other long-term debt	2,012	3,320
Capital lease obligations	1,591	4,565

Long-term debt and capital leases	8,603	19,899
Less current portion	(7,149)	(13,401)

Long-term debt and capital leases, less current portion	$1,454	$6,498

Effective June 2006, the Company amended its Credit Facility, which provides the Company with a term loan facility, or the Term Loan, a revolving line of credit, or the Revolver, and reducing lines of credit, or the Reducing Revolvers.

As of June 30, 2006, the Term Loan has an outstanding balance of $5.0 million and is due in monthly principal installments of $416,667, plus interest at Prime (or 8.25% as of June 30, 2006), with all principal and interest due in June 2007. There is no additional funding available under the Term Loan.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The revolving lines of credit include the Revolver and the Reducing Revolvers. The Revolver provides the Company with up to $25.0 million for working capital needs. The Revolver has an outstanding balance of $20.4 million, leaving $4.6 million available. The Revolver matures in June 2008 and bears interest at Prime. The Reducing Revolvers provide the Company for borrowings up to $35.0 million and $9.5 million, which is advanceable based on the Company’s unfinanced capital expenditures. The $35.0 million Reducing Revolver began reducing in December 2005 and as of the June 2006 quarter began reducing at a rate of $2.8 million per quarter until maturity in June 2009. As of June 30, 2006, the $35.0 million Reducing Revolver has an availability of $31.0 million, all of which has been drawn and is outstanding. The $9.5 million Reducing Revolver is reduced by $791,000 each quarter, beginning in June 2007 and matures in June 2009. As of June 30, 2006, all of the $9.5 million was available under the Reducing Revolver. The availability under the Revolvers is further reduced by $1.1 million for outstanding letters of credit. The Reducing Revolvers bear interest at Prime.

The Credit Facility is collateralized by substantially all of the Company’s assets, and contains financial covenants as defined in the agreement, that include a maximum indebtedness to EBITDA ratio of 1.50:1.00, a maximum total liabilities to tangible net worth ratio of 1.25:1.00, a minimum trailing twelve-month EBITDA of $60.0 million, and a maximum rolling four-quarter capital expenditures rate, including amounts advanced under development agreements, of $175.0 million. The Company was in compliance with these covenants as of June 30, 2006.

Other long-term debt at June 30, 2006 represents a five-year loan related to financing the Company’s corporate aircraft, and various three-to five-year loans for the purchase of automobiles and property and equipment.

Fair Value of Financial Instruments. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At June 30, 2006 and September 30, 2005, the carrying amounts for the Company’s financial instruments, which include accounts and notes receivable, accounts payable, the Credit Facility, and long-term debt and capital leases, approximate fair value.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Earnings per Common Share. Earnings per common share is computed in accordance with SFAS No. 128, “Earnings per Share.” Presented below is a reconciliation of net income (loss) available to common stockholders and the differences between weighted average common shares outstanding, which are used in computing basic earnings (loss) per share, and weighted average common and potential shares outstanding, which are used in computing diluted earnings (loss) per share.

	Three Months Ended June 30,
	2006	2005
	(In thousands, except shares and per share amounts)
Income (loss) available to common stockholders	$(585)	$4,550

Weighted average common shares outstanding	27,210,798	27,331,945
Effect of dilutive securities:
Options	—	1,811,533

Weighted average common and potential shares outstanding	27,210,798	29,143,478

Basic earnings (loss) per share	$(0.02)	$0.17

Diluted earnings (loss) per share	$(0.02)	$0.16

For the three months ended June 30, 2006, options to purchase 730,000 shares of common stock ranging from $8.95 to $21.53 were not included in the computation of diluted earnings per share because of the loss generated.

For the three months ended June 30, 2005, options to purchase 1.2 million shares of common stock ranging from $10.11 to $21.53 were not included in the computation of diluted earnings per share due to the antidilutive effect as previously reported under APB No. 25 accounting standards.

	Nine Months Ended June 30,
	2006	2005
	(In thousands, except shares and per share amounts)
Income available to common stockholders	$3,420	$14,785

Weighted average common shares outstanding	27,069,786	27,734,915
Effect of dilutive securities:
Options	2,014,435	1,988,042

Weighted average common and potential shares outstanding	29,084,221	29,722,957

Basic earnings per share	$0.13	$0.53

Diluted earnings per share	$0.12	$0.50

For the nine months ended June 30, 2006, options to purchase 1.6 million shares of common stock ranging from $7.61 to $21.53 were not included in the computation of diluted earnings per share due to the antidilutive effect.

For the nine months ended June 30, 2005, options to purchase 838,000 shares of common stock ranging from $10.47 to $21.53 were not included in the computation of diluted earnings per share due to the antidilutive effect as previously reported under APB No. 25 accounting standards.

Share-Based Compensation. Prior to October 1, 2005, the Company elected to follow the intrinsic-value-based method prescribed by Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees,” to account for its stock option plans, as allowed by SFAS No. 123, “Accounting for Stock Based Compensation.” Under APB No. 25, the Company did not recognize compensation expense for grants to common-law employees and directors of stock options with an exercise price equal to or greater than the market price of the stock on the date of grant.

On October 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB No. 25. Among other items, SFAS No. 123(R) eliminated the use of APB No 25 and the intrinsic value method of accounting, and requires the Company to

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

recognize, in the financial statements, the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. The Company currently utilizes the Black-Scholes-Merton option-pricing model to measure the fair value of stock options granted to employees consistent with the method used for pro forma disclosures under SFAS No. 123.

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

There were no stock option grants during the three months ended June 30, 2006. The assumptions used for the nine-month periods ended June 30, 2006 and 2005, and the resulting estimates of weighted-average fair value per share of options granted during this periods is as follows:

	2006	2005
Weighted average expected life	4.65 years	4.96 years
Risk-free interest rate	4.10%	4.12%
Expected volatility	62.00%	62.00%
Expected dividend yields	—	—
Weighted-average fair value of options granted during the period	$5.53	$4.70
Expected annual forfeiture rate	5.31%	5.31%

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

The following table presents a comparison of the actual three and nine months ended June 30, 2006, reported net income (loss), net income (loss) per share and compensation cost of stock options granted to employees, to the pro forma amounts that would have been reported if compensation expense had been determined using the fair value method required by SFAS No. 123(R) for the three and nine months ended June 30, 2005:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Reported net income (loss):	$(585)	$4,550	$3,420	$14,785
Additional after-tax pro forma share-based compensation	—	(718)	—	(2,337)

Comparative net income (loss) (prior year pro forma)	$(585)	$3,832	$3,420	$12,448

Basic earnings (loss) per common share:
As reported	$(0.02)	$0.17	$0.13	$0.53

Pro forma	$(0.02)	$0.14	$0.13	$0.45

Diluted earnings (loss) per common share:
As reported	$(0.02)	$0.16	$0.12	$0.50

Pro forma	$(0.02)	$0.13	$0.12	$0.42

Foreign Currency Translation. The Company accounts for currency translation in accordance with SFAS No. 52, “Foreign Currency Translation.” Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss) in accordance with SFAS 130, “Reporting Comprehensive Income.”

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2. COMMITMENTS AND CONTINGENCIES

Litigation

Development Agreements. In April 2004, the Company received a letter from the National Indian Gaming Commission, or NIGC, advising the Company that its agreements with a certain customer may constitute a management contract requiring the approval of the NIGC Chairman. The Company has maintained that the agreement relied on by the NIGC was an outdated agreement that was not applicable to the customer’s gaming facility. To date, the NIGC has taken no further action in this matter.

On November 30, 2004, the Company received letters from the Acting General Counsel of the NIGC advising the Company that based on the fee it receives under its agreements with other tribes, collectively, the “tribes,” those agreements may evince a proprietary interest by the Company in the tribes’ gaming activities, in violation of the Indian Gaming Regulatory Act of 1988, or IGRA and the tribes’ gaming ordinances. The NIGC invited the Company and the tribes to submit any explanation or information that would establish that the agreement terms do not violate the requirement that the tribes maintain sole proprietary interest in the gaming operation. The NIGC letters also advised that some of the agreements may also constitute management contracts, thereby requiring the approval of the NIGC Chairman.

The Company has responded to the NIGC, and has explained why the agreements do not violate the sole proprietary interest prohibition of the IGRA or constitute management agreements. Furthermore, the Company will vigorously contest any action by the NIGC that would adversely affect its agreements with the tribes. To date, the NIGC has taken no further action in this matter.

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

On March 29, 2006, the Senate Committee on Indian Affairs reported to the senate floor the IGRA Amendments of 2006, or S.2078. If enacted, S.2078 would, among other things, expand the NIGC’s authority to review and approve consulting agreements, development agreements, financing agreements and agreements whereby compensation to the non-tribal party is based on a percentage of gaming revenues. Under the current law, the Company’s equipment lease agreements and development and financing agreements with Native American tribes do not require the approval of the NIGC. If S.2078 is enacted, however, many of the Company’s Native American gaming contracts would require NIGC approval. As part of the review and approval process, the NIGC could materially and adversely affect the terms of the contracts, and the Company, its board of directors and significant shareholders would have to undergo a background investigation prior to the approval of the contracts. On June 7, 2006, the Committee Report on S.2078 was filed in the Senate.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Pursuant to an agreement between the Company and Bally Technologies, Inc. (formerly Alliance Gaming, Inc.), or Bally, the Company currently sublicenses the right to practice the technology stated in the ‘035 Patent in Native American gaming jurisdictions in the United States. Bally obtained from Oasis the right to sublicense those rights to the Company. That sublicense remains in effect today. Under the sublicense from Bally, in the event that the Company desires to expand its rights beyond Native American gaming jurisdictions, the agreement provides the Company the following options: 1) to pursue legal remedies to establish its rights independent of the ‘035 Patent; or 2) to negotiate directly and enter into a separate agreement with Oasis for such rights, paying either a specified one-time license fee per jurisdiction or a unit fee per gaming machine.

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

On February 28, 2006, the court denied both the Company’s and Gamco’s motions to dismiss. The court granted Gamco leave to file a second amended complaint. On March 27, 2006, Gamco filed its Supplemental and Second Amended Complaint. On April 17, 2006, the Company filed another motion to dismiss, challenging the sufficiency of the rights granted by IGT to Gamco to sue the Company for patent infringement. At a hearing held on June 12, 2006, the court denied the Company’s motion. The Company intends to seek appellate review of the court’s order. The Company continues to vigorously defend this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

Aristocrat Technologies, Inc. On January 27, 2005, Aristocrat Technologies, Inc. filed suit in the United States District Court for the Central District of California against the Company, alleging that deployment of the Company’s

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

networked central-determinant instant lottery system infringes U.S. Letters Patent No. 4,817,951, entitled “Player Operable Lottery Machine Having Display Means Displaying Combination of Game Result Indicia,” or the ‘951 Patent. Aristocrat is seeking an injunction, damages, and a trebling of damages for willful infringement. The Company’s analysis indicates that its lottery system does not infringe the ‘951 Patent. On June 20, 2006, the Company received notice that its case had been reassigned to another district court judge and that all pending deadlines had been vacated. As a result, the case currently has no trial date set. The Company intends to vigorously defend this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

Alabama Civil Lawsuit. In May 2006, a civil lawsuit was filed against the Company and another defendant in the Macon County Circuit Court, located in Tuskegee, Alabama. The suit plaintiff alleges that she is entitled to $40 million as a result of a credit screen on her bingo machine, momentarily showing this amount during a time when plaintiff was using the machine at a facility in Macon County. A trial date has not been set and the parties are presently engaged in discovery. The Company intends to vigorously defend the suit, and at the appropriate time, file dispositive motions asking the court to dismiss the suit.

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

Mifal Hapayis. In April 2006, Mifal Hapayis, or Mifal, operator of the Israeli Lottery System, filed a third party claim against the Company seeking indemnity from damage that Mifal may incur due to an infringement suit filed against it by Ecotech Financial Systems Ltd., or Ecotech. The Company does not believe that it owes an indemnity obligation to Mifal with respect to the claims of Ecotech and does not believe that the Ecotech patent is valid. The Company intends to vigorously defend the third party claim. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

Support Consultants, Inc. On July 13, 2006, Support Consultants, Inc. et al., or SCI, filed a suit in Superior Court for the County of Riverside, California against the Company. The complaint alleges that the Company owes $830,000 in unpaid commissions relating to the placement of Class II games in California. SCI also seeks recovery of prejudgment interest, court costs and attorneys’ fees. The Company seeks a declaration that SCI is not entitled to the $830,000. The Company intends to vigorously defend this matter; however, given the inherent uncertainties in any litigation, the Company is unable to make any predictions as to the outcome.

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

Development Agreements. As of June 30, 2006, the Company had entered into development agreements to provide up to $157.8 million towards the construction and/or remodeling of tribal gaming facilities, and had advanced $136.5 million under these agreements. In exchange for a certain amount of the funds advanced under the development agreement, the Company receives a guarantee of floor space for its gaming terminals. Certain of the agreements contain gaming terminal performance standards that could allow the facility to reduce a portion of the Company’s guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid.

Off-Balance–Sheet Arrangements. As of June 30, 2006, the Company had $1.2 million in outstanding letters of credit. Of this balance, $1.1 million is issued under the Revolver to guarantee its performance under certain contracts.

Johnson Act. In October 2005, the Department of Justice, or DOJ, made available to the public proposed legislation the agency has drafted amending the Johnson Act. The DOJ recently released a newly revised proposed bill that, if

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

enacted, could materially and adversely affect the Company’s Class II gaming market. The proposed legislation would classify electronic technological aids used by Native American tribes in Class II games such as bingo, as gambling devices, and would authorize the use of such Class II devices by Native American tribes only if such devices are certified by the NIGC as Class II technological aids. The proposed legislation authorizes the NIGC to promulgate regulations regarding the use of technologic aids. The NIGC regulations must maintain a distinction between Class II technologic aids and Class III gambling devices, based upon the internal and external characteristics of the gambling devices and upon the manner in which the games using gambling devices are played.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a supplier of interactive systems, electronic games, and gaming terminals for the Native American gaming market, as well as to the racetrack casino, charity and commercial bingo, sweepstakes, and video lottery markets. We design and develop networks, software and content that provide our customers, among other things, comprehensive gaming systems delivered through a telecommunications network that links our gaming terminals with one another, both within and among gaming facilities. Our ongoing development and marketing efforts focus on Class II and Class III gaming systems and products for use by Native American tribes throughout the United States, video lottery systems and other products for domestic and international lotteries, products for charity and commercial bingo opportunities, and promotional sweepstakes and amusement with prize systems.

We derive the majority of our gaming revenues from participation agreements under which we place gaming terminals, gaming terminal content licenses, and back-office equipment, which we collectively refer to as gaming equipment. To a lesser degree, we derive revenue from the placement of gaming equipment in the Washington State Class III market under lease-purchase or participation arrangements, and from the back-office fees generated by those video lottery systems. We also generate gaming revenues in return for providing the central determinant system for a network of gaming terminals operated by the New York State Division of the Lottery. A significantly smaller portion of our revenues is generated from the sale of gaming equipment in the Class III market in Washington State, except for a relatively few periods during which market conditions result in a temporary increase in the number of gaming terminals sold during the period (e.g., the opening of a new casino, or a change in the law that allows existing casinos to increase the number of gaming terminals permitted under prior law).

Class II Market

We derive our Class II gaming revenues from participation arrangements with our Native American customers. Under these arrangements, we retain ownership of the gaming equipment installed at our customers’ tribal gaming facilities, and receive revenue based on a percentage of the hold per day generated by each gaming system. Our portion of the hold per day is reported by us as “Gaming revenue – Class II” and represents the total amount that end users wager, less the total amount paid to end users for prizes, and the amounts retained by the facilities for their share of the hold. Our New Generation gaming system operates at a speed considerably faster than our Legacy system, generally resulting in end users playing a greater number of games on our New Generation system in the same amount of time. As a result of the faster speed of play and higher payout ratios, we believe that end users derive a higher level of satisfaction from playing our New Generation games. We believe that this enhanced satisfaction results in end users playing more games and for longer periods of time than on our Legacy system, resulting in higher play on our New Generation system. Since July 2005, we have implemented the Gen5 gaming system at more than 85% of our customer sites and expect the remainder to be upgraded before the end of the calendar year. The product is replacing the Gen IV back-office system that we introduced in late 2003, which allowed us to enhance prior systems by adding bonus-round games and wide-area progressive jackpots to our extensive library of game titles. The new Gen5 product features a more robust database for accounting, player tracking and database marketing, enhancing hardware and software redundancy, providing customers with currency accounting and player tracking support capabilities for third-party vendor games, and for offering the ability to include Class II and Class III compacted games on a single integrated system.

As the market has grown, we have seen new competitors with significant gaming experience and financial resources enter the Class II market. As the rules and regulations governing Class II gaming are clarified by court decisions and by new rule-making procedures, we expect there to be even more competition. New tribal-state compacts, such as the Oklahoma gaming legislation passed by referendum in 2004, have also led to increased competition. In addition, we continue to experience an extended period of inaction relative to enforcement of existing restrictions on non-Class II devices, which is forcing us to continue competing against games that do not appear to comply with the published regulatory restrictions on Class II games. As a result of this increased competition in Oklahoma, and continued conversion to games played under the compact, we have and may continue to experience pressure on our pricing model and hold per day, with the result that gaming providers are competing on the basis of price as well as the entertainment value and technological superiority of their products. We have also experienced and expect to continue to experience a decline in the number of our Class II games deployed in Oklahoma. While we will continue to compete by regularly introducing new and more entertaining games with technological enhancements that we believe will appeal to end users, we believe that the level of revenue retained by our customers from their installed base of gaming terminals will become a more significant competitive factor, one that may require us to change the terms of our participation arrangements with customers. For the remainder of calendar 2006, we are accelerating the deployment of one-touch, compact-compliant Class III games in Oklahoma, which will reduce the number of Class II machines in play. Because of the dynamics of our markets in Oklahoma and elsewhere, we believe that a simple business model based upon the average hold per gaming terminal per day has become less relevant in predicting our performance, as our participation arrangements with customers have become less standardized and more complex.

Class III Market

The majority of our Class III gaming equipment in Washington State has been sold to customers outright, for a one-time purchase price, which is reported in our results of operations as “Gaming equipment, system sale and lease revenue.” Certain game themes we use in the Class III market have been licensed from third parties and are resold to customers along with our Class III gaming terminals. Revenue from the sale of Class III gaming equipment is recognized when the units are delivered to the customer, and the licensed games installed. To a considerably lesser extent, we also enter into either participation arrangements or lease-purchase arrangements for our Class III gaming terminals, on terms similar to those used for our gaming terminals in the Class II market.

We also receive back-office fees based on a share of the hold per day from both leased and sold gaming equipment in Washington State. Back-office fees cover the service and maintenance costs for back-office servers installed in each facility to run our Class III games, as well as the cost of related software updates.

In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. This legislation was subject to approval in a statewide referendum, which was subsequently obtained in the November 2004 elections. The Oklahoma gaming legislation allows the tribes to sign a compact with the State of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma will be allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. On March 30, 2005, our bonanza-style bingo games became the first such games played in the state. As of June 30, 2006, we had placed approximately 1,593 gaming terminals at twenty-one facilities that are operating under the Oklahoma compact.

Charity and Commercial Bingo Market

In December 2003, we began installing a high-speed, standard bingo game for the charity market in Alabama, and as of June 30, 2006, we had 2,413 gaming terminals installed in three facilities. Charity bingo and other forms of charity gaming are operated by or for the benefit of nonprofit organizations for charitable, educational and other lawful purposes. These games are typically only interconnected within the gaming facility where the terminals are located. Regulation of charity gaming is vested with each individual state, and in some states, regulatory authority is delegated to county or municipal governmental units. We typically place gaming terminals under participation arrangements in the charity market and receive a percentage of the hold per day generated by each of the gaming terminals. In addition, during July 2004, we began installing a limited number of charity gaming units in the state of Louisiana and as of June 30, 2006, we had 170 units installed.

State Video Lottery Market

Beginning in January 2004, we began the first operation of our central determinant system for the video lottery terminal network that the New York Lottery operates at licensed New York State racetrack casinos. As payment for providing and maintaining the central determinant system, we receive a small portion of the network-wide hold per day. In January 2006, we began installing video lottery terminals in Iowa. Recently enacted legislation in Iowa required the removal of all video lottery terminals on or before May 3, 2006. As of June 30, 2006, all installed terminals had been removed. During the period the terminals were active, we effectively received hold-per-day-based payments for providing the player terminals, and an additional percentage of the hold per day for the system.

Promotional Sweepstakes System

On December 15, 2005, we leased a promotional sweepstakes system to the Birmingham Race Course, a greyhound race course in Birmingham, Alabama. A promotional sweepstakes allows a patron to obtain sweepstakes entries either by purchasing a product or service or by other means whereby no purchase is necessary. There are a number of methods that allow a patron to redeem sweepstakes entries, including having the predetermined outcome displayed by video card readers. On December 22, 2005, the local sheriff served a search warrant, issued by an Alabama state judge, on the Birmingham Race Course. Pursuant to the search warrant, the local sheriff shut down the promotional sweepstakes system that was operating at the facility. On January 31, 2006, the Alabama Circuit Court issued a Declaratory Judgment and Injunction that declared that the promotional sweepstakes is legal under Alabama law (see “Recent Developments”). On March 22, 2006, the Jefferson County District Attorney appealed the entire final judgment to the Alabama Supreme Court. All briefs have not yet been filed. We do not know when the Alabama Supreme Court will rule on this matter. We currently have placed 1,318 video readers in the Birmingham Race Course facility, and we believe these units will be in operation at least until and unless the Alabama Supreme Court reaches an adverse decision in the case.

International Commercial Bingo Market

On March 17, 2006, we entered into a contract with Apuestas Internacionales, S.A. de C.V., or Apuestas, a subsidiary of Grupo Televisa, S.A., to provide traditional and electronic bingo gaming, technical assistance, and related services for Apuestas’ locations in Mexico. Apuestas was granted a permit by the Ministry of the Interior of Mexico to operate bingo and sportsbooks at 65 gaming facilities throughout Mexico. We will provide a minimum of 70% of the player terminals for the bingo operations in the gaming facilities, and will both retain ownership of the gaming equipment installed at the gaming facilities and receive revenue based on a percentage of the hold per day generated by each player terminal. Our portion of the hold per day is reported as “Gaming revenue – All other,” and represents the total amount that end users wager, less the total amount paid to end users for prizes, and the amounts retained by the facilities for their share of the hold.

As of June 30, 2006, we had installed 600 player terminals in Mexico under this contract. To date, there are not yet as many open facilities as we originally projected, and the hold per day in certain of the open facilities is below our original expectations. Consistent with our customer’s recent public statement, we now expect a total of ten facilities to be opened by May 2007.

Development Agreements

As we seek to continue the growth in our customer base and to expand our installed base of gaming terminals, a key element of our strategy has become entering into development agreements with various Native American tribes to help fund new or expand existing tribal gaming facilities. Pursuant to these agreements, we advance funds to the tribes for the construction of new tribal gaming facilities or for the expansion of existing facilities. The agreements typically provide that a portion of the amounts retained by the gaming facilities for their share of the hold per day be used to repay some or all of the advances.

Amounts advanced that are in excess of those to be reimbursed by such tribes for real property and land improvements are allocated to intangible assets and are generally amortized over the life of the contract. Amounts advanced that relate to personal property owned by us and located at the tribal gaming facility are carried in our “property and equipment” and depreciated over the estimated useful life of the asset.

In return for the amounts advanced by us, we receive a commitment for a fixed number of gaming terminal placements in the facility or a fixed percentage of the available gaming floor space, and a fixed percentage of the hold per day from those terminals over the term of the development agreement. Certain of these agreements contain performance standards for our gaming terminals that could allow the facility to reduce a portion of our gaming terminals. We are aware that certain of our games may not currently meet these performance standards in our development agreements and that, accordingly, certain of our customers may have contractual rights to reduce the percentage of our machines in their facilities. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment, have been repaid.

In the past we have, and in the future we expect to, reduce the number of gaming terminals in certain of our Class II facilities as a result of ongoing competitive pressures faced by our customers from alternative gaming facilities and pressures faced by our machines from competitors’ products. We have in the past and may in the future also, by mutual agreement and for consideration, amend these contracts in order to reduce the number of gaming terminals at these facilities

To date, we have entered into development agreements for an aggregate commitment to advance approximately $157.8 million. As of June 30, 2006, we had advanced a total of $136.5 million under such agreements and expect to advance the remaining $21.3 million over the next twelve to twenty-four months.

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

Research and development expenses increased by 4% to $4.6 million for the three months ended June 30, 2006, from $4.4 million for the comparable period in the prior fiscal year. For the nine months ended June 30, 2006, research and development expenses increased by 13% to $14.6 million, from $12.7 million for the same period of 2005. This increase primarily resulted from an increased headcount in our development group as we have focused our internal efforts on developing new gaming systems and game themes.

Recent Developments

Promotional Sweepstakes System

We, through our wholly-owned subsidiary, Innovative Sweepstakes Systems, Inc., or Innovative, leased our new promotional sweepstakes system to the Birmingham Race Course, which became operational on December 15, 2005. Prior to deploying our system, as is our general practice, we obtained and relied upon independent legal opinions analyzing Alabama law as applied to sweepstakes systems. We believed our system was in compliance with applicable law. However, we consistently disclosed the risks of regulatory enforcement action against our customers and equipment.

On December 22, 2005, the Jefferson County Sheriff served a search warrant, issued by an Alabama state judge, on the Birmingham Race Course in Birmingham, Alabama. Pursuant to such warrant, the sheriff’s officers removed certain computer servers and sweepstakes video readers from the race course facility.

That same day, the Circuit Court in Jefferson County, Alabama, or the Alabama Circuit Court, issued a temporary restraining order preventing the Jefferson County Sheriff from removing additional units, and essentially “freezing” matters until a January 3, 2006 hearing.

On January 4, 2006, the Alabama Circuit Court issued an order that, (a) commencing on January 5, 2006, law enforcement officials would return all equipment, information and information media seized from the Birmingham Race Course on December 22, 2005, and (b) plaintiffs could begin immediate repairs and reinstallation of the equipment at the Birmingham Race Course. The court order prohibited operation of the promotional sweepstakes at the Birmingham Race Course without further order of the court. Innovative filed a motion to intervene in the case. The Alabama Circuit Court allowed the intervention and aligned Innovative with the plaintiff. On January 17, 2006, the District Attorney of Jefferson County intervened as a defendant and filed counterclaims against the plaintiffs seeking declaratory and injunctive relief.

After a bench trial on the merits, the Alabama Circuit Court, on January 31, 2006, issued a Declaratory Judgment and Injunction in the case wherein the court set forth its findings of fact and made the following rulings:

•	This Court declared that the sweepstakes, as represented to the Court during trial, was a lawful sweepstakes promotion and was not illegal under Alabama law;

•	The Sheriff was, therefore, permanently enjoined from further actions against such operations at the Race Course facility, provided plaintiffs operate the Sweepstakes as represented to the Court; and

•	The Sheriff was instructed to return to the Race Course all money seized during the raid, as well as any remaining papers, records, equipment or property seized but not previously returned.

On February 6, 2006, the Sheriff filed a Compliance Report with the Alabama Circuit Court representing that he would not appeal the court’s ruling. On February 14, 2006, the Jefferson County District Attorney filed a post-judgment motion and a notice of appeal of the injunctive portion of the trial court’s January 31, 2006 order. On March 21, 2006, the Alabama Circuit Court denied the District Attorney’s post-judgment motion. On March 22, 2006, the Jefferson County District Attorney appealed the final judgment to the Alabama Supreme Court. We do not know when the Alabama Supreme Court will issue an opinion in this case. We expect that the sweepstakes operations will continue at least until and unless the Alabama Supreme Court reaches an adverse decision in the case.

Johnson Act

In October 2005, the Department of Justice, or DOJ, made available to the public proposed legislation the agency has drafted amending the Johnson Act. The DOJ recently released a newly revised proposed bill that, if enacted, could materially and adversely affect our Class II gaming market. The proposed legislation would classify electronic technological aids used by Native American tribes in Class II games such as bingo, as gambling devices, and would authorize the use of such Class II devices by Native American tribes only if such devices are certified by the National Indian Gaming Commission, or NIGC, as Class II technological aids. The proposed legislation authorizes the NIGC to promulgate regulations regarding the use of technologic aids. The NIGC regulations must maintain a distinction between Class II technologic aids and Class III gambling devices based upon the internal and external characteristics of the gambling devices and the manner in which the games using gambling devices are played.

RESULTS OF OPERATIONS

The following tables outline our end-of-period and average installed base of gaming terminals for the three and nine months ended June 30, 2006 and 2005.

	At June 30,
	2006	2005
End-of-period installed gaming terminal base
Class II gaming terminals
Reel Time Bingo®	7,635	9,157
Legacy system	376	558
Oklahoma compact games	1,593	938
Other gaming terminals(1)	3,183	2,628

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Average installed gaming terminal base:
Class II gaming terminals
Reel Time Bingo	8,014	9,905	8,674	9,730
Legacy system	388	587	405	691
Oklahoma compact games	1,484	531	1,180	222
Other gaming terminals(1)	2,886	2,518	2,719	3,760

(1)	Other gaming terminals include charity, Tribal Instant Lottery Game, or TILG, Mexico and Iowa Lottery

At June 30, 2006, there were 1,318 sweepstakes video readers installed, and the average installed base for the three and nine months ended June 30, 2006, was 1,318 and 676, respectively. There were no sweepstakes video readers installed during fiscal year 2005. These sweepstakes video readers are not included in the counts above.

Three Months Ended June 30, 2006, Compared to Three Months Ended June 30, 2005

Total revenues for the three months ended June 30, 2006 were $32.2 million, compared to $37.1 million for the same period of 2005. The revenue decrease was driven by the decreased Class II gaming revenues discussed below, which in turn resulted from the decline in unit placements set forth above and in certain of our customers’ facilities, reduced hold per day.

Gaming Revenue – Class II

•	Class II gaming revenues decreased by $7.8 million, or 28%, from $28.2 million in the three months ended June 30, 2005, to $20.4 million in the three months ended June 30, 2006.

•	Legacy revenue decreased $202,000, or 22%, to $721,000 in the three months ended June 30, 2006, from $923,000 in the three months ended June 30, 2005. The average installed base of Legacy gaming terminals decreased 34%, which was partially offset by a 23% increase in hold per day.

•	Reel Time Bingo revenue was $19.6 million for the quarter ended June 30, 2006, compared to $27.3 million in the quarter ended June 30, 2005, a $7.6 million, or 28% decrease. The average installed base of gaming terminals and the average hold per day decreased 19% and 9%, respectively. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, increased $207,000, to $947,000 in the three months ended June 30, 2006, compared to $740,000 in the three months ended June 30, 2005. As of June 30, 2006, 1,593 Reel Time Bingo gaming terminals were converted to games played under the compact, which are included in “All other gaming revenues,” and we expect this trend to continue in the future. In addition, as a result of the conversion from Reel Time Bingo to games played under the compact, our revenue share percentage will decrease to the market rate for compact games.

Gaming Revenue – Charity

•	Charity gaming revenues decreased 8%, to $4.2 million for the June 2006 quarter, compared to $4.6 million for the same quarter of 2005. The average installed gaming terminal base increased 1% in the three months ended June 30, 2006, compared to the same period in 2005, but was offset by a 12% decrease in the average hold per day.

Gaming Revenue – All Other

•	Class III rental and back-office fees decreased 31%, to $1.0 million in the three months ended June 30, 2006, from $1.5 million during the same period of 2005. As of January 2006, we no longer have any rental customers.

•	In March 2005, we began converting Reel Time Bingo gaming terminals to games that could be played under the Oklahoma compact. These games generated revenue of $2.5 million in the three months ended June 30, 2006, compared to $755,000 during the same period of 2005.

•	Revenues from the New York Lottery system increased 18% to $667,000 in the three months ended June 30, 2006, from $565,000 in the three months ended June 30, 2005. Currently, five of the nine planned racetrack casinos are operating, with approximately 5,500 total terminals. To date, we have realized substantially less revenue than anticipated from our New York Lottery operations, in significant part due to delays in the opening of planned racetrack casino operations at several racetracks. We are nevertheless required to incur ongoing expenses associated with development and maintenance of the New York video lottery system, and we do not currently expect to have profitable operations from the New York video lottery system until one or more of the larger racetrack casinos open.

•	The Iowa Lottery system operated between January 2006 and May 2006, when new legislation in Iowa requiring the removal of all video lottery terminals became effective. Revenue for the quarter ended June 30, 2006, was $244,000. Revenue from providing player terminals for operating the system is recorded in “Gaming equipment, system sale and lease revenue.”

Other Revenue

•	Other revenues increased to $1.3 million for the quarter ended June 30, 2006, from $565,000 during the same period of 2005. The increase was primarily the result of the installation of the sweepstakes system in Alabama.

Gaming Equipment and System Sale and Lease Revenue and Cost of Sales

•	Gaming equipment revenue of $775,000 was recognized in the quarter ended June 30, 2006 on the sale of 78 used units. For the same quarter of fiscal 2005, gaming equipment revenue of $68,000 was recognized on the sale of eight units. In the periods ended June 30, 2006 and 2005, gaming equipment sale revenue included revenues of $281,000 for all quarters related to a certain equipment sale being recognized ratably over the term of the agreement. License revenues for the three months ended June 30, 2006, were $252,000, compared to $551,000 for the three months ended June 30, 2005. Equipment lease revenues for the three months ended June 30, 2006, were $407,000, with no comparable lease revenues existing in the three months ended June 30, 2005. Total cost of sales, which includes cost of royalty fees, was $624,000 in the three months ended June 30, 2006, and $787,000 in the three months ended June 30, 2005. Margins on licenses sold decreased, as a licensed third-party participation game introduced in the second quarter of fiscal 2005 has a lower margin than the outright sale of the license. Royalty fees decreased due to lower revenue on some licensed game themes in play.

Operating Costs

•	Selling, general and administrative expenses increased approximately $3.3 million, or 24%, to $17.4 million for the three months ended June 30, 2006, from $14.1 million in the same period of 2005. This increase was primarily a result of a) an increase in share-based compensation of $695,000 for the three months ended June 30, 2006, compared to no employee share-based compensation expense in the same period during 2005; b) an increase in legal, professional and lobbying services of approximately $419,000 due to our involvement in litigation, research of new products and our entry into new markets; c) an increase in salaries and wages and the related employee benefits of approximately $528,000 relating to additional staff to design and develop gaming systems and content and monitor and develop new markets (at June 30, 2006, we employed 489 full-time and part-time employees, compared to 451 at June 30, 2005); and d) a write-off of internally-developed software of $342,000.

•	Depreciation expense decreased 4%, to $12.8 million for the three months ended June 30, 2006, from $13.4 million for the corresponding three-month period ended June 30, 2005, primarily as a result of certain player terminals becoming fully depreciated. Amortization expense increased 32% to $1.6 million for the quarter ended June 30, 2006, compared to $1.2 million for the same quarter of 2005. The majority of the increase was related to amortization of license agreements for gaming content and internally developed software.

Other Income and Expense

•	Interest income decreased 5%, to $577,000 for the three months ended June 30, 2006, from $608,000 in the same period of 2005, due to the lower balance of notes receivable bearing variable interest rates.

•	Interest expense increased 66%, to $1.1 million for the third fiscal quarter of 2006, from $675,000 for the same quarter of fiscal 2005, due primarily to an increase in amounts outstanding under our Credit Facility. The Credit Facility provides us with a $20.0 million term loan facility, or the Term Loan, a $25.0 million revolving line of credit, or the Revolver, and $35.0 million and $9.5 million in reducing revolving lines of credit, or the Reducing Revolvers. As we continue to fund our capital commitments pursuant to our development agreements and otherwise, we will likely be required to borrow more money under our Credit Facility. As a result, our interest expense will likely continue to increase in the future.

Income tax expense decreased by $3.3 million, to an income tax benefit of $225,000 for the three months ended June 30, 2006, from $3.0 million in the same period of 2005. These figures represent effective tax rates of 27.8% and 40.2% for the three months ended June 30, 2006 and 2005, respectively. Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment.” is a revision of SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No 123(R) includes several modifications to the way that income taxes are recorded in the financial statements. The expense for incentive stock option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in our effective tax rates recorded throughout our fiscal year. The higher effective tax rate for the three months ended June 30, 2006, was primarily a result of the timing of such deductibility of stock options.

Our tax years ended 2002, 2003 and 2004 are currently under examination from the Internal Revenue Service, or IRS. We have received an assessment of approximately $686,000, primarily relating to the deductibility of certain lobbying expenses the IRS has determined should be disallowed. We have appealed the assessment to the IRS, and included in our appeal is a refund claim for overallocating nondeductible lobbying expenses. We have not recorded a reserve for the assessment because a liability is not probable at this time nor is it estimatable. If the assessment is upheld, our effective tax rate would be higher for the year ended September 30, 2006, or for the fiscal year in which the matter is settled.

Nine Months Ended June 30, 2006, Compared to Nine Months Ended June 30, 2005

Total revenues for the nine months ended June 30, 2006 were $112.7 million, compared to $116.4 million for the same period of 2005.

Gaming Revenue – Class II

•	Class II gaming revenues decreased by $17.6 million, or 20%, from $87.1 million in the nine months ended June 30, 2005, to $69.5 million in the nine months ended June 30, 2006.

•	Legacy revenue decreased $1.1 million, or 34%, to $2.3 million in the nine months ended June 30, 2006, from $3.4 million in the nine months ended June 30, 2005. The average installed base of Legacy gaming terminals decreased 41%, which was partially offset by a 22% increase in hold per day.

•	Reel Time Bingo revenue was $67.3 million for the nine months ended June 30, 2006, compared to $83.7 million in the nine months ended June 30, 2005, a $16.4 million, or 20% decrease. The average installed base of gaming terminals and average hold per day decreased 11% and 6%, respectively. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, increased $1.5 million, to $3.0 million in the nine months ended June 30, 2006, compared to $1.5 million in the nine months ended June 30, 2005. As of June 30, 2006, 1,593 Reel Time Bingo gaming terminals were converted to games played under the compact, which are included in “All other gaming revenues,” and we expect this trend to continue in the future. In addition, as a result of the conversion from Reel Time Bingo to games played under the compact, our revenue share percentage will decrease to the market rate for compact games.

Gaming Revenue – Charity

•	Charity gaming revenues decreased 4%, to $14.1 million for the June 30, 2006 quarter, compared to $14.7 million for the same quarter of 2005. The average installed gaming terminal base decreased 17% in the nine months ended June 30, 2006, compared to the same period in 2005, but was offset by a 12% increase in the average hold per day.

Gaming Revenue – All Other

•	Class III rental and back-office fees decreased 16%, to $3.6 million in the nine months ended June 30, 2006, from $4.2 million during the same period of 2005. As of January 2006, we no longer have any rental customers. Gaming equipment, system sale, and lease revenue reflect revenues of $167,000 for both gaming equipment and license sales related to this conversion.

•	In March 2005, we began converting Reel Time Bingo gaming terminals to games that could be played under the Oklahoma compact. These games generated revenue of $6.4 million in the nine months ended June 30, 2006, compared to $757,000 during the same period of 2005.

•	TILG generated no other recurring gaming revenue for the nine months ended June 30, 2006, compared to $3.8 million in same period of 2005. The decrease relates to the fiscal 2005 second-quarter conversion of the remaining TILG POSTs to Reel Time Bingo.

•	Revenues from the New York Lottery system increased 26% to $1.8 million in the nine months ended June 30, 2006, from $1.5 million in the nine months ended June 30, 2005. Currently, five of the nine planned racetrack casinos are operating, with approximately 5,500 total terminals. To date, we have realized substantially less revenue than anticipated from our New York Lottery operations, in significant part due to delays in the opening of planned racetrack casino operations at several racetracks. We are nevertheless required to incur ongoing expenses associated with development and maintenance of the New York video lottery system, and we do not currently expect to have profitable operations there until one or more of the larger racetrack casinos open.

•	The Iowa Lottery system operated between January 2006 and May 2006, when recently enacted legislation in Iowa required the removal of all video lottery terminals. Revenue for the nine months ended June 30, 2006 was $616,000. Revenue from providing player terminals for operating the system is recorded in “Gaming equipment, system sale and lease revenue.”

Other Revenue

•	Other revenues increased 93%, to $3.1 million for the nine months ended June 30, 2006, from $1.6 million during the same period of 2005. The increase was primarily the result of the installation of the sweepstakes system in Alabama.

Gaming Equipment and System Sale and Lease Revenue and Cost of Sales

•	Gaming equipment and system revenue of $11.9 million reflected sales of 416 gaming terminals and one system sale in the nine months ended June 30, 2006, compared to revenue of $1.3 million for the sale of 51 gaming terminals and no system sales in the nine months ended June 30, 2005. License revenues for the nine months ended June 30 2006 were $919,000 compared to $1.4 million for the nine months ended June 30, 2005. Equipment lease revenues in the nine months ended June 30, 2006 were $681,000, with no comparable lease revenues existing in the nine months ended June 30, 2005. Total cost of sales, which includes cost of royalty fees, was $11.3 million in the nine months ended June 30, 2006 and $2.6 in the nine months ended June 30, 2005.

•	System revenues including a fixed-price contract of $8.0 million and cost of sales of $8.2 million were recognized on the completed-contract method during the nine months ended June 30, 2006. Gaming equipment revenue of $2.9 million was recognized in fiscal 2006 on the sale of 335 units. During fiscal 2006, a customer converted from rental to purchase, generating gaming terminal revenue of $103,000.

•	In the nine months ended June 30, 2006 and 2005, gaming equipment sale revenue included revenues of $843,000 for both periods related to a certain equipment sale being recognized ratably over the term of the agreement. The Iowa Lottery system began operating in January 2006 and generated lease revenues of $681,000, of which $229,000 was deferred revenue recognized during the current period, resulting from terminations of player station lease agreements. Royalty fees decreased due to lower revenue on some licensed game themes in play.

Operating Costs

•	Selling, general and administrative expenses increased approximately $4.5 million, or 10%, to $51.0 million for the nine months ended June 30, 2006, from $46.5 million in the same period of 2005. This increase was primarily a result of a) an increase in share-based compensation of $2.0 million for the nine months ended June 30, 2006, compared to no employee share-based compensation expense in the same period during 2005; b) an increase in legal, professional and lobbying services of approximately $1.7 million due to our involvement in litigation, research of new products and our entry into new markets; and c) an increase in salaries and wages and the related employee benefits of approximately $779,000 relating to additional staff hired to design and develop gaming systems and content, and monitor and develop new markets. These increases were offset, in part, by a reduction in our consulting and contract labor services of approximately $1.5 million, as we reduced the level of consulting and contract labor, including converting certain consultants to employees. At June 30, 2006, we employed 489 full-time and part-time employees, compared to 451 at June 30, 2005.

•	Depreciation expense decreased 4%, to $38.0 million for the nine months ended June 30, 2006, from $39.5 million in 2005, primarily as a result of player terminals continuing in service beyond their estimated useful life. Amortization expense increased 56% to $4.9 million for the nine months ended June 30, 2006, compared to $3.1 million for the same quarter of 2005. The majority of the increase was related to amortization of license agreements for gaming content and internally developed software.

Other Income and Expense

•	Interest income increased 20%, to $1.7 million for the nine months ended June 30, 2006, from $1.4 million in the same period of 2005, due to the higher interest rates during the period.

•	Interest expense increased 66%, to $3.1 million for the third fiscal quarter of 2006, from $1.9 million for the same quarter of fiscal 2005, due primarily to an increase in amounts outstanding under our Credit Facility. As we continue to fund our capital commitments pursuant to our development agreements and otherwise, we will likely be required to borrow more money under our Credit Facility. As a result, our interest expense will likely continue to increase in the future.

Income tax expense decreased by $6.7 million, to $2.6 million for the nine months ended June 30, 2006, from $9.3 million in the same period of 2005. These figures represent effective tax rates of 43.2% and 38.7% for the nine months ended June 30, 2006 and 2005, respectively. SFAS No. 123(R) includes several modifications to the way that income taxes are recorded in the financial statements. The expense for certain types of option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in our effective tax rates recorded throughout our fiscal year. The higher effective tax rate for the nine months ended June 30, 2006, was primarily a result of the timing of such deductibility of stock options.

Our tax years ended 2002, 2003 and 2004 are currently under examination from the IRS. We have received an assessment of approximately $686,000, primarily relating to the deductibility of certain lobbying expenses the IRS has determined should be disallowed. We have appealed the assessment to the IRS, and included in our appeal is a refund claim for overallocating nondeductible lobbying expenses. We have not recorded a reserve for the assessment because a liability is not probable at this time, nor is it estimatable. If the assessment is upheld, our effective tax rate would be higher for the year ended September 30, 2006, or for the fiscal year in which the matter is settled.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS No. 123(R), “Share-Based Payment.” SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB, SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees.”

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB No. 20 and FASB, SFAS No. 3, which changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles and also to changes required by an accounting pronouncement that does not contain specific transition provisions. SFAS No. 154 carries forward without change the guidance contained in APB No. 20, “Accounting Changes,” for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will be adopting SFAS No. 154, effective October 1, 2006, and do not expect the adoption to have a material impact on our financial position and results of operations. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will be adopting FIN 48, beginning the next fiscal year after December 15, 2006, or the 2008 fiscal year, and do not expect the adoption to have a material impact on our financial position and results of operations.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably could have been used, or if changes in the estimate that are reasonably likely to occur could materially impact the financial statements. We believe that other than the adoption of SFAS 123(R), there have been no significant changes during the nine months ended June 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended September 30, 2005, as amended by the Amendment No.1 on Form 10-K/A thereto.

Share-Based Compensation Expense. Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method, we recognize compensation expense for all share-based payments granted after November 1, 2005 and prior to but not yet vested as of October 1, 2005, in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we recognize share-based compensation net of an estimated forfeiture rate and only recognize compensation cost for those shares expected to vest on a straight-line basis over the service period of the award. Prior to SFAS 123(R) adoption, we accounted for share-based payments under APB No 25, “Accounting for Stock Issued to Employees,” and accordingly, generally recognized compensation expense only if options were granted to outside consultants with a discounted exercise price.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, we had $6.8 million in unrestricted cash and cash equivalents, compared to $118,000 at September 30, 2005. Our working capital deficit at June 30, 2006 decreased to $13.5 million, compared to $19.4 million at September 30, 2005. The deficit decrease was primarily the result of acquisition of property and equipment and leased gaming equipment, the timing of payments of accounts payable and accrued expenses, and federal and state income taxes, and the receipt of accounts and notes receivable. During fiscal 2006, we have used $28.1 million for capital expenditures of property and equipment, $9.1 million for payments of accounts payable and accrued expenses, and advanced $16.0 million, net of amounts reimbursed, under development agreements.

As of June 30, 2006, our total contractual cash obligations were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Revolving lines of credit(1)	$37,859	$21,466	$—	$—	$59,325
Long-term debt(2)	5,882	1,304	51	—	7,237
Capital leases(3)	1,557	84	—	—	1,641
Operating leases(4)	1,468	2,891	1,587	—	5,946
Purchase commitments(5)	9,452	9,093	288	1,452	20,285
Payments due under employment agreement(6)	250	500	500	1,896	3,146
Gaming facility development agreements(7)	20,294	1,000	—	—	21,294

Total	$76,762	$36,338	$2,426	$3,348	$118,874

(1)	The revolving credit lines bear interest at a rate of Prime (8.25% as of June 30, 2006).
(2)	Consists of various three-to-five-year loans for the purchase of automobiles and property and equipment at an overall average annual interest rate of 6.78%, a five-year loan related to financing our corporate aircraft at an annual interest rate of LIBOR plus 2.75% (7.91% as of June 30, 2006), and amounts borrowed under our Credit Facility at annual interest rate of Prime (8.25% as of June 30, 2006).
(3)	Consists of various three-year capital leases for property and equipment at an overall average annual interest rate of 7.08%.
(4)	Consists of operating leases for our facilities and office equipment that expire at various times through 2010.
(5)	Consists of commitments to order third-party license agreements and for the purchase of gaming terminals.
(6)	Represents the expected future payments due, based on life expectancy tables, to Gordon Graves for his noncompete agreement entered into under his Employment Agreement.
(7)	Represents commitments for payments toward development and construction and/or expansion of tribal gaming facilities. For purposes of this table, cash obligations under development agreements are considered payable over the next twelve to twenty-four months, although the actual timing of payments may extend beyond twenty-four months, depending on the number and schedule of development projects ongoing at any given time.

During the nine months ended June 30, 2006, we generated $40.0 million in cash from our operations, compared to $58.3 million during the same period of 2005. This $18.3 million decrease in cash generated from operations over the prior period was primarily due to the timing of payments related to accounts payable and accrued expenses and federal and state tax payments.

Cash used in investing activities decreased to $48.2 million in the nine months ended June 30, 2006, from $72.4 million in the same period of 2005. The decrease was primarily the result of a $11.9 million decrease in advances, net of reimbursements, under development agreements and an $8.4 million decrease in acquisitions of property and equipment. During the nine months ended June 30, 2006, additions to property and equipment consisted of the following:

Capital Expenditures
(In thousands)
Gaming equipment	$24,836
Third-party gaming content licenses	3,139
Other	131

Total	$28,106

Cash provided by financing activities for the nine months ended June 30, 2006 was $14.8 million, compared to $15.3 million in the same period of 2005. During the nine months ended June 30, 2006, we drew a net of $23.5 million under our revolving lines of credit compared to $21.0 million in the same period of fiscal 2005. During the nine months ended June 30, 2006, we repurchased 159,146 shares of treasury stock for a total cash consideration of $1.5 million, compared to 1,089,991 shares of treasury stock purchased for $9.7 million in the same period of 2005. We may continue repurchasing shares during the remainder of fiscal 2006, as discussed under Stock Repurchase Authorizations.

Our projected capital expenditures for the next year will consist of gaming terminals and related gaming equipment placed with our customers under participation arrangements, to which we have committed $9.5 million under purchase arrangements with certain vendors. We also project substantial capital outlays of approximately $20.3 million in connection with the development of new and expanded tribal gaming facilities, and the increased costs of maintaining and/or upgrading our rental pool of gaming terminals. These may include substantial capital expenditures in connection with potential acquisitions. In our strategy of partnering with current and prospective customers to develop tribal gaming facilities that will house our gaming terminals, and in pursuing any potential acquisitions, we may make expenditures that could significantly affect our cash flow and liquidity, and use a significant portion of both our cash flow from operations and any proceeds we receive from debt or equity financing we might undertake. Our total capital expenditures will depend upon the number of gaming terminals that we are able to place in service, or terminal upgrades, during the year, as well as the number and size of tribal gaming facilities we develop under existing or future agreements. Additional capital expenditures will be required for gaming terminals if we are successful in introducing our games into new markets, such as additional charity bingo markets. In addition to manufacturing our own, we also purchase gaming terminals from Bally Technologies, Inc. (formerly Alliance Gaming, Inc.), or Bally, and WMS Gaming Inc., or WMS, and licenses from Bally, WMS, and Progressive Gaming International Corporation, or Progressive (formerly Mikohn Gaming Corporation).

To date, we have entered into development agreements with our customers to provide up to $157.8 million towards the construction of tribal gaming facilities. The development agreements typically require that some or all of the construction advances be repaid to us. As of June 30, 2006, we had advanced a total of $136.5 million under such agreements, and expect to advance the remaining $21.3 million over the next twelve to twenty-four months.

At June 30, 2006, our debt structure consisted of a Credit Facility, which provided us with a $20.0 million Term Loan, a $25.0 million Revolver, and $35.0 million and $9.5 million Reducing Revolvers. As of June 30, 2006, we may borrow up to $70.4 million. We have availability of $14.1 million, which is further reduced by $1.1 million, reflecting outstanding letters of credit. As of June 30, 2006, the current portion is $16.2 million, while the remaining $40.1 million is non current.

The Credit Facility contains financial covenants, as defined in the agreement, that include a maximum indebtedness to EBITDA ratio of 1.50:1.00, a maximum total liabilities to tangible net worth ratio of 1.25:1.00, a minimum trailing twelve-month EBITDA of $60.0 million, and a maximum rolling four-quarter capital expenditures rate, including advances made under development agreements, of $175.0 million. We were in compliance with these covenants as of June 30, 2006.

We believe that our existing cash and cash equivalents, cash provided from our operations, and amounts available under our Credit Facility can sustain our current operations, which will include a portion of the financing required from us in connection with our development agreements, depending upon the timing and mix of those projects. However, our performance and financial results are, to a certain extent, subject to general conditions in or affecting the Native American gaming industry, and to general economic, political, financial, competitive and regulatory factors beyond our control. If our business does not continue to generate cash flow at current levels, or if the level of funding required in connection with our development agreements is greater or proceeds at a pace faster than anticipated, we may need to raise additional financing. Sources of additional financing might include additional bank debt or the public or private sale of equity or debt securities. However, sufficient funds may not be available, on terms acceptable to us or at all, from these sources or any others to enable us to make necessary capital expenditures and to make discretionary investments in the future.

Stock Repurchase Authorizations

Our Board of Directors authorized us to repurchase 900,000 shares of our common stock, effective April 2000, an additional 3,000,000 shares of our common stock, effective September 2001, and an additional 748,690 shares of our common stock, effective July 2004. The timing and total number of shares repurchased will depend upon prevailing market conditions, other investment opportunities, and capital commitments associated with our development agreements. At June 30, 2006, there were 887,000 shares authorized for repurchase.

During the fiscal year ended September 2005, we repurchased 1,216,591 shares of our common stock with cash, at an average cost of $8.96. We repurchased no shares of our common stock during the quarter ended June 30, 2006, and 159,146 shares during the nine months ended June 30, 2006, at an average cost of $9.15.

At June 30, 2006, we had 5,059,473 options outstanding, with exercise prices ranging from $1.00 to $21.53 per share. At June 30, 2006, 4,134,099 of the outstanding options were exercisable.

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

INFLATION AND OTHER COST FACTORS

Our operations have not been nor are they expected to be materially affected by inflation. However, our domestic and international operational expansion is affected by the cost of hardware components, which are not considered to be inflation sensitive, but rather, sensitive to changes in technology and competition in the hardware markets. In addition, we expect to continue to incur increased legal and other similar costs associated with regulatory compliance requirements and the uncertainties present in the operating environment in which we conduct our business.

FUTURE EXPECTATIONS AND FORWARD-LOOKING STATEMENTS

This Quarterly Report and the information incorporated herein by reference contain various “forward-looking statements” within the meaning of federal and state securities laws, including those identified or predicated by the words “believes,” “anticipates,” “expects,” “plans,” or similar expressions with forward-looking connotation. Such statements are subject to a number of risks and uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the uncertainties inherent in the outcome of any litigation of the type described in this Quarterly Report under “PART II – Item 1. Legal Proceedings,” trends and other expectations described in “PART I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” risk factors disclosed in our earnings and other press releases issued to the public from time to time, as well as those other factors as described under “Certain Risk Factors” set forth below. Given these uncertainties, readers of this Quarterly Report are cautioned not to place undue reliance upon such statements. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligations to update any such forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of business, primarily associated with interest rate fluctuations.

In June 2003, we entered into a Credit Facility to provide us with additional liquidity to meet our short-term financing needs, as further described under “PART I – Item 1. Financial Statements – Significant Accounting Policies – Credit Facility, Long-Term Debt and Capital Leases.” Pursuant to the Credit Facility, we may currently borrow up to a total of $70.4 million. We have availability of $14.1 million, which is further reduced by $1.1 million, reflecting outstanding letters of credit.

In connection with the development agreements we enter into with many of our Native American tribal customers, we are required to advance funds to the tribes for the construction and development of tribal gaming facilities, some of which are required to be repaid. It is anticipated that some of these receivables will have fixed interest rates.

We also have notes receivable for the sale of gaming terminals and licenses at fixed and variable interest rates.

As a result of our adjustable-interest-rate notes payable and fixed-interest-rate-notes receivable described above, we are subject to market risk with respect to interest rate fluctuations. Any material increase in prevailing interest rates could cause us to incur significantly higher interest expense.

We estimate that a hypothetical increase of 100 basis points in interest rates would increase our interest expense by approximately $578,000, based on our variable debt outstanding of $57.5 million as of June 30, 2006. We do not currently manage this exposure with derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting identified in management’s evaluation during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Historically, we have derived most of our revenue from the placement of Class II gaming terminals and systems for gaming activities conducted on Native American lands. These activities are subject to federal regulation under the Johnson Act, the Indian Gaming Regulatory Act of 1988, or IGRA, and under the rules and regulations adopted by both the NIGC and the gaming commissions that each Native American tribe establishes to regulate gaming. The Johnson Act broadly defines “gambling devices” to include any “machine or mechanical device” designed and manufactured “primarily” for use in connection with gambling, and that, when operated, delivers money or other property to a player “as the result of the application of an element of chance.” A government agency or court that literally applied this definition, and did not give effect to subsequent congressional legislation or to certain regulatory interpretations or judicial decisions, could determine that the manufacture and use of our electronic gaming terminals, and perhaps other key components of our Class II gaming systems that rely to some extent upon electronic equipment to run a game, constitute Class III gaming and, in the absence of a tribal-state compact, are illegal. Our tribal customers could be subject to significant fines and penalties if it is ultimately determined they are offering an illegal game, and an adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for our business, operating results and prospects.

Significantly, in October 2005, the DOJ made available to the public proposed legislation the agency has drafted amending the Gambling Devices Act, 15 U.S.C. § 1171, et seq. (commonly referred to as the Johnson Act). The proposed legislation, if enacted, could materially and adversely affect our Class II gaming market. The proposed legislation would classify electronic technologic aids used by Native American tribes in Class II games, such as bingo, as gambling devices, and would authorize the use of such Class II devices by Native American tribes only if such devices are certified by the NIGC as Class II technologic aids. The proposed legislation. authorizes the NIGC to promulgate regulations regarding the use of technologic aids. The NIGC regulations must maintain a distinction between Class II technologic aids and Class III gambling devices based upon the internal and external characteristics of the gambling devices and the manner in which the games using gambling devices are played.

In November 2005 Senator John McCain introduced legislation designed in part to expand the authority of the NIGC to review contracts between Native American tribes and their suppliers. Senator McCain’s proposal is in the early legislative phase, and we have not yet assessed the full impact on our business if legislation of this nature is ultimately adopted. However, it is likely that expanding the authority of the NIGC to include review of contracts such as those we typically enter into with our tribal customers, would significantly encumber our contracting process and may have the effect of delaying, modifying or preventing otherwise profitable contractual relationships.

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

Native American gaming activities involving our games and systems are also subject to regulation by state and local authorities, to the extent such gaming activities constitute, or are perceived to constitute, Class III gaming. Class III gaming is illegal in most states unless conducted by a tribe pursuant to a compact between a tribe and the state in which the tribe is located. The Class III video lottery systems we offer, such as the systems and terminals operating in Washington State, are subject to regulation by authorities in that state and to the terms of the compacts between the tribes offering such games and the State of Washington. Gaming activities under the new tribal-state compact in Oklahoma are subject to the terms of the compact between such tribes and the State of Oklahoma. Regulatory interpretations and enforcement actions by state regulators could have significant and immediate adverse impacts on our business and operating results.

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

We also face risks from a lack of regulatory or judicial enforcement action. In particular, we believe we have lost market share to competitors who offer games that do not appear to comply with published regulatory restrictions on Class II games, and thereby offer features not available in our products. As a consequence of recently adopted gaming legislation in Oklahoma, we believe vendors with whom we compete, as well as some tribes operating gaming facilities in Oklahoma, have increased deployment of games that do not appear to comply with published regulatory restrictions for Class II games, in advance of final regulations required under the new legislation. To the extent tribes offer these games rather than ours, our market share, revenue and operating results have suffered, and may continue to suffer.

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

On July 8, 2005, the NIGC issued a Warning Notice to certain tribes for, among other things, noncompliance with the recordkeeping requirements applicable to account access cards. According to the Warning Notice, the cashiers were not obtaining signatures from the customers on our receipts when cashing out. The NIGC is also of the opinion that the Bank Secrecy Act recordkeeping requirements apply to account access cards. The Minimum Internal Control Standards (25 C.F.R. § 542.3(c)(2)) require compliance with the Bank Secrecy Act. Because the IRS is conducting a Bank Secrecy Act audit at one of the tribal casinos, the NIGC has deferred a determination of whether the tribal gaming operations are in compliance with (25 C.F.R. § 542.3(c)(2) until the IRS audit is completed.

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

We face intensified competition in the Class II market that has historically provided the substantial majority of our revenue and earnings. Moreover, the apparent trend in regulatory developments suggests that Class II gaming may diminish as a percentage of overall gaming activity in the United States. As a result of these pressures, we have experienced declining market share in the Class II market. We believe it is imperative that we successfully diversify our operations to include gaming opportunities in markets other than our historical Class II jurisdictions. If we are unable to effectively develop and operate within these new markets, then our business, operating results and financial condition would be impaired.

Our growth strategy includes selling and/or licensing our systems, games and technology into segments of the gaming industry other than Native American gaming, principally the charity and commercial bingo markets, but also into new jurisdictions authorizing video lottery systems. These and other non-Native-American gaming opportunities are not currently subject to a nationwide regulatory system such as the one created by IGRA to regulate Native American gaming, so regulation is on a state-by-state, and sometimes a county-by-county basis. In addition, federal laws relating to gaming, such as the Johnson Act, which regulates slot machines and similar gambling devices, apply to new video lottery jurisdictions, absent authorized state law exemptions.

As we expand into new markets, we expect to encounter business, legal and regulatory uncertainties similar to those we face in our Native American gaming business. Our strategy is to attempt to be an early entrant into new and evolving markets where the legal and regulatory environment may not be well settled or well understood. As a result, we may encounter legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. For example, we face business and legal risks in connection with a charity gaming project, in part due to uncertainty related to the state authorization of charity gaming in that jurisdiction. In addition, on December 22, 2005, a local sheriff served a search warrant, issued by an Alabama state judge, on the Birmingham Race Course related to our promotional sweepstakes gaming system. Pursuant to the search warrant, the local sheriff shut down the promotional sweepstakes system that was operating at the facility. On January 31, 2006, the Alabama Circuit Court issued a Declaratory Judgment and Injunction that declared that the Promotional Sweepstakes game is legal under Alabama law (see “Recent Developments”). Regulatory action against our customers or equipment in these or in other markets could result in machine seizures and significant revenue disruptions, among other adverse consequences.

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

We have only recently begun to develop international business, and we currently expect to realize revenue from the sale of an Electronic Instant Lottery System to the Israel National Lottery during fiscal 2006 and from contracts to supply Electronic Bingo Terminals to casinos in Mexico during fiscal 2006. Neither of our transactions in Israel or Mexico are currently, or to date have been profitable, and may not lead to future profitable business. International transactions are subject to various risks, including:

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

We provide linked interactive electronic bingo systems and gaming terminals to charitable bingo operations in Alabama. During January 2004, we began placing gaming terminals in Alabama, and as of June 30, 2006, we had 2,413 gaming terminals at three facilities. The Attorney General of Alabama has recently completed a review of the gaming within the state. He concluded that the games that we were operating in Alabama were a legal form of bingo. He also concluded that two of the facilities are operating under a valid constitutional amendment authorizing the facilities the ability to play electronic bingo. The third facility is operating under a constitutional amendment that was flawed in its ratification. The Attorney General and his staff have indicated that they will file a declaratory judgment action asking the courts to invalidate this amendment as improperly ratified.

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

For the nine months ended June 30, 2006 and 2005, approximately 50% and 56%, respectively, of our gaming revenues were from Native American tribes located in Oklahoma, and approximately 35% and 36%, respectively, of our gaming revenues were from one tribe in that state. The significant concentration of our customers in Oklahoma means that local economic changes may adversely affect our customers, and therefore our business, disproportionately to changes in national economic conditions, including more sudden adverse economic declines or slower economic recovery from prior declines. The loss of any of our Oklahoma tribes as customers would have a material and adverse effect upon our financial condition and results of operations. In addition, the recent legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe have avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. The new legislation allows for other types of gaming, both at tribal gaming facilities and at Oklahoma racetracks. The loss of significant market share to these new gaming opportunities or our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.

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

In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. This legislation was subject to approval in a statewide referendum, which was subsequently obtained in the November 2004 elections. The Oklahoma gaming legislation allows the tribes to sign a compact with the State of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma will be allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. On March 30, 2005, our bonanza-style bingo games became the first such games played in the state. As of June 30, 2006, we had placed 1,593 gaming terminals at twenty-one facilities that are operating under the Oklahoma compact. All vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the State of Oklahoma. Pursuant to the compacts, vendors placing games at tribal facilities will have to be licensed by each tribe. All electronic games placed under the compact will have to be certified by independent testing laboratories to meet technical specifications. These technical specifications were published by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities in the first calendar quarter of 2005. To date, independent testing labs have given wide latitude as to what constitutes a compliant game.

We believe the recently adopted Oklahoma legislation significantly clarifies and expands the types of gaming permitted by Native American tribes in Oklahoma. We currently expect continued intensified competition from vendors currently operating in Oklahoma as well as from new market entrants. As a result, we anticipate further pressure on our market and revenue share percentages in Oklahoma. We believe the recent introduction of more aggressive instant bingo machines, with characteristics of traditional slot machines, into the Oklahoma market could adversely affect our operating results and market position in that state.

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

We are seeking to expand our business by lending money to new and existing customers to develop or expand gaming facilities, primarily in the state of Oklahoma. We may not realize a satisfactory return, if any, on our investment, and we could lose some or all of our investment.

We enter into development agreements to provide financing for construction and/or remodeling of gaming facilities, primarily in the state of Oklahoma. Under our development agreements, we secure a long-term revenue share percentage and a fixed number of gaming terminal placements in the facility, in exchange for development and construction funding.

We may continue to seek to enter into strategic relationships to provide financing for new or expanded gaming and related facilities for our customers. However, we may not realize the anticipated benefits of any of these strategic relationships or financing. In connection with one or more of these transactions, and to obtain the necessary development funds, we may: issue additional equity securities which would dilute existing stockholders; extend secured and unsecured credit to potential or existing tribal customers which may not be repaid; incur debt on terms unfavorable to us or that we are unable to repay; and incur contingent liabilities.

Our development efforts or financing activities may result in unforeseen operating difficulties, financial risks, or required expenditures that could adversely affect our liquidity. It may also divert the time and attention of our management that would otherwise be available for ongoing development of our business. As a result of providing financing to our customers, we may incur liquidity pressure and we may not realize a satisfactory return, if any, on our investment, and we could lose some or all of our investment.

The NIGC has expressed its view that our development agreements violate the requirements of IGRA and tribal gaming regulations, which state that the Native American tribes must hold “sole proprietary interest” in the tribes’ gaming operations, which presents additional risks for our business. See “Certain Risk Factors – Changes in regulation or regulatory interpretations could require us to modify the terms of our contracts with customers.”

In addition, certain of the agreements contain performance standards for our gaming terminals that could allow the facility to reduce a portion of our gaming terminals. We are aware that certain of our games may not currently meet these performance standards and that, accordingly, certain of our customers may have contractual rights to reduce the percentage of our machines in their facilities.

In the past we have, and in the future we expect to, reduce our floor space in certain of our Class II facilities as a result of ongoing competitive pressures faced by our customers from alternative gaming facilities and faced by our machines from competitors’ products. In addition, future NIGC decisions could affect our ability to place our games with these tribes. See “Certain Risk Factors – Enforcement of remedies or contracts against Native American tribes could be difficult.”

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

We have obtained all state licenses, lottery board licenses, Native American gaming commission licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our gaming activities. These include a license from Washington State to sell Class III video lottery systems, and licenses from the lottery boards of Texas, Iowa and New York. The Louisiana Department of Revenue and the Mississippi Gaming Commission have also issued licenses to us, and we have received licenses from all applicable Native American gaming commissions. We may require new licenses, permits and approvals in the future, and such licenses, permits or approvals may not be granted to us. The suspension, revocation, nonrenewal or limitation of any of our licenses would have a material adverse effect on our business, financial condition and results of operations.

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

Except as described below, the NIGC has considered the provisions of the agreements under which we provide our Class II games, equipment and services to our Native American customers, and has determined that these agreements are “service agreements” and not “management contracts.” Management contracts are subject to additional regulatory requirements and oversight, including preapproval by the NIGC that could delay our providing products and services to customers, as well as divert customers to our competitors.

In April 2004, we received a letter from the NIGC advising us that our agreements with a certain customer may constitute a management contract requiring the approval of the Chairman of the NIGC. We have maintained that the agreement relied on by the NIGC was an old, outdated agreement that was not applicable to the customer’s gaming facility. The NIGC has taken no further action in this matter.

On November 30, 2004, we received letters from the Acting General Counsel of the NIGC advising us that our development agreements with certain other tribes may evince a proprietary interest by us in the tribes’ gaming activities, in violation of IGRA and the tribes’ gaming ordinances, based on the fee we receive under the agreements. The NIGC invited us and the tribes to submit any explanation or information that would establish that the agreement terms do not violate the requirement that tribes maintain sole proprietary interest in their gaming operations. The NIGC letters also advised that some of the agreements may constitute management contracts, thereby requiring the approval of the Chairman of the NIGC.

We have responded to the NIGC, explaining why the agreements do not violate the sole proprietary interest prohibition of IGRA or constitute management agreements. Furthermore, we will vigorously contest any NIGC action that would adversely affect our agreements with the tribes. To date, the NIGC has take no further action in this matter.

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

Certain of our contracts with our Native American customers relating to our Legacy and Reel Time Bingo system games provide that our customers receive, on a daily basis, an agreed percentage of gross gaming revenues based upon an assumed level of prize payouts, rather than the actual level of prize payouts. This can result in our paying our customers amounts greater than our customers’ percentage share of the actual hold per day. In addition, because the prizes awarded in our games are based upon assumptions as to the number of players in each game and statistical assumptions as to the frequency of winners, we may experience on any day, or over short periods of time, a “game deficit,” where the aggregate amount of prizes paid exceeds aggregate game revenues. If we have to make any excess payments to customers, or experience a game deficit over any statistically relevant period of time, we are contractually entitled to adjust the rates of prize payout to end users in order to recover any deficit. In the future, we may miscalculate our statistical assumptions, or for other reasons, we may experience abnormally high rates of jackpot prize wins, which could materially and adversely affect our cash flow on a temporary or long-term basis, and which could materially and adversely affect our earnings and financial condition.

Our business prospects and future success rely heavily upon the integrity of our employees and executives and the security of our gaming systems.

The integrity and security of our gaming systems is critical to its ability to attract customers and players. We strive to set exacting standards of personal integrity for our employees and for system security involving the gaming systems that we provide to our customers. Our reputation in this regard is an important factor in our business dealings with our current and potential customers. For this reason, an allegation or a finding of improper conduct on our part or on the part of one or more of our employees that is attributable to us, or of an actual or alleged system security defect or failure attributable to us could have a material adverse effect upon our business, financial condition, results, and prospects, including our ability to retain existing contracts or obtain new or renewed contracts.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company did not repurchase shares of its common stock during the most recently completed quarter. As of June 30, 2006, the maximum number of shares that may be repurchased under the plans or programs was 887,000. For a description of our authorized stock repurchase plans, see “PART I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 5, 2006, we held our 2005 Annual Stockholder Meeting. The meeting involved the election of five nominees to be Directors, and the following persons were elected, constituting all of the members of our Board of Directors: Thomas W. Sarnoff, Clifton E. Lind, Michael Maples, Robert D. Repass, John M. Winkelman.

A separate tabulation with respect to each nominee is as follows:

	FOR	WITHHELD
Thomas W. Sarnoff	23,919,140	1,643,256
Clifton E. Lind	24,161,307	1,401,089
Michael J. Maples, Sr.	24,268,551	1,293,845
Robert D. Repass	24,266,445	1,295,951
John M. Winkelman	23,924,136	1,638,260

A proposal to ratify the appointment of BDO Seidman, LLP as our independent auditors was voted upon at the meeting and received the requisite number of votes necessary to pass, as follows:

FOR	AGAINST	ABSTAIN
25,204,605	331,364	26,427

ITEM 6. EXHIBITS

(a)	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2006	Multimedia Games, Inc.

	By:	/s/ Randy S. Cieslewicz†
Randy S. Cieslewicz
Interim Chief Financial Officer

†	Mr. Cieslewicz is signing as an authorized officer and as our Principal Financial Officer and Chief Accounting Officer.

EXHIBIT NO.	TITLE	LOCATION
3.1	Amended and Restated Articles of Incorporation	(1)

3.2	Amendment to Articles of Incorporation	(10)

3.3	Amended and Restated Bylaws	(2)

10.1	Form of Integrated Gaming Services Agreement	(3)

10.2	1994 Employee Stock Option Plan	(3)

10.3	1994 Director Stock Option Plan	(3)

10.4	1996 Stock Incentive Plan, as amended	(5)

10.5	President’s Plan	(4)

10.6	1998 Senior Executive Stock Option Plan	(5)

10.7	2000 Stock Option Plan	(5)

10.8	2001 Stock Option Plan	(6)

10.9	Stockholder Rights Plan	(7)

10.10	2002 Stock Option Plan	(8)

10.11	Employment Agreement executed March 26, 2003 between the Company and Gordon Graves	(8)

10.12	2003 Outside Directors’ Stock Option Plan	(9)

10.13	Amended and Restated Loan and Security Agreement between the Company and Comerica Bank	(13)

10.14	First Amendment to the Amended and Restated Loan and Security Agreement between the Company and Comerica Bank	(14)

10.16	Employment Agreement executed September 9, 2004 between the Company and Clifton Lind	(11)

10.17	Form of Indemnity Agreement entered between the Company and each of the members of the Company’s Board of Directors	(11)

10.18	Ad Hoc Option Plan	(12)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes Oxley Act of 2002	(*)

(1)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission, or SEC, for the quarter ended March 31, 1997.
(2)	Incorporated by reference to our Form 10-K filed with the SEC for the fiscal year ended September 30, 2003.
(3)	Incorporated by reference to our Form 10-KSB filed with the SEC for the fiscal year ended September 30, 1994.
(4)	Incorporated by reference to our Form 10-KSB filed with the SEC for the fiscal year ended September 30, 1998.
(5)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on December 1, 2000 (File No 333-23123).
(6)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on October 18, 2001 (File No. 333-100611).
(7)	Incorporated by reference to our Registration Statement on Form 8-A, filed with the SEC on October 23, 1998.
(8)	Incorporated by reference to our Form 10-Q filed with the SEC for the quarter ended March 31, 2003.
(9)	Incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed with the SEC on January 6, 2004.
(10)	Incorporated by reference to our Form 10-Q filed with the SEC for the quarter ended December 31, 2003.
(11)	Incorporated by reference to our Form 10-K filed with the SEC for the fiscal year ended September 30, 2004.
(12)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on October 18, 2002 (File No. 333-100612).
(13)	Incorporated by reference to our Form 8-K filed with the SEC on September 30, 2005.
(14)	Incorporated by reference to our Form 8-K filed with the SEC on July 3, 2006.
(*)	Filed herewith.