Form 10-K
period 2006-09-30
MULTIMEDIA GAMES INC
filed 2006-12-14
CIK 896400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

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

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

Preferred Share Purchase Rights

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

The aggregate market value of voting and non-voting common equity held by nonaffiliates of the registrant computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2006), was $359,207,351 (assuming, for this purpose, that only directors and officers are deemed affiliates).

As of December 12, 2006, the registrant had 27,545,033 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements reflecting Multimedia Games’ current forecast of certain aspects of our future. It is based on current information that we have assessed but which by its nature is dynamic and subject to rapid, and even abrupt changes. Forward-looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, customer and strategic relationships with third parties, our strategy, legal and regulatory uncertainties, including outcomes of litigation by the Department of Justice, the effects of such outcomes upon our business, changes in existing laws and regulations or in the interpretation of such laws and regulations, the effects of competition in the Class II market from games that we believe are non-Class II games, and the effects of uneven enforcement policies by the National Indian Gaming Commission in challenging such non-Class II games. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate,” or other words that convey the uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements, due to risks and uncertainties associated with our business. These risks are described throughout this Annual Report on Form 10-K, which you should read carefully. We particularly refer you to the section under the heading “Risk Factors” for an extended discussion of certain of the risks confronting our business. The forward-looking statements in this Annual Report on Form 10-K should be considered in the context of these risk factors. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. Business

General

We are a supplier of interactive systems, server-based gaming systems, interactive electronic games, player terminals, stand-alone player terminals, video lottery terminals, electronic scratch ticket systems, electronic instant lottery systems, player tracking systems, casino cash management systems, slot accounting systems, slot management systems, and electronic and paper bingo systems for Native American, racetrack casino, casino, charity and commercial bingo, sweepstakes, lottery and video lottery markets. We design and develop networks, software and content that provide our customers with, among other things, comprehensive gaming systems delivered through a telecommunications network that links our player terminals with one another, both within and among gaming facilities. Our ongoing development and marketing efforts focus on Class II and Class III gaming systems and products for use by Native American tribes; video lottery terminals, video lottery systems, stand-alone player terminals, electronic instant scratch systems and other products for domestic and international lotteries; products for domestic and international charity and commercial bingo markets; and promotional, sweepstakes and amusement with prize systems.

We derive the majority of our gaming revenues from participation agreements under which we place gaming systems, player terminals, proprietary and licensed content operated on player terminals, and back-office systems and equipment, which we collectively refer to as gaming systems. To a lesser degree, we derive revenue from the placement of gaming systems in the Washington State Class III market under lease-purchase or participation arrangements, and from the small back-office fees generated by those video lottery systems. We also generate gaming revenues in return for providing the central determinant system for a network of player terminals operated by the New York State Division of the Lottery. A significantly smaller portion of our revenues is generated from the sale of gaming equipment in the Class III market in Washington State, except for a relatively few periods during which market conditions result in an increase in the number of player terminals sold during the period (e.g., the opening of a new casino, or a change in the law that allows existing casinos to increase the number of player terminals permitted under prior law). We also derive revenue from the sale of lottery systems, such as the system that was recently sold to the State of Israel, and the placement of nontraditional gaming products such as electronic scratch tickets, sweepstakes or linked interactive paper bingo systems

The gaming industry is highly regulated, and we may be affected by expected and/or unforeseen judicial rulings or changes in applicable laws, or other changes in dynamic political, regulatory, socioeconomic, competitive and technological environments.

We specialize in server-based gaming systems commonly known as central determinant systems. We provide these systems for use by Native American gaming operators in both Class II and Class III facilities, to operators of charity and commercial bingo gaming facilities, and for use in domestic and international lottery jurisdictions. We also provide player terminals for bingo systems and central-determinant video lottery systems,.

We provide proprietary content that has been designed and developed by us for our gaming systems. We also market game themes we have licensed from others.

We market gaming support products such as back-office systems, player tracking systems, slot accounting systems, slot management systems, and slot monitoring systems both to gaming operators and to domestic and international lotteries. In addition, we market certain proprietary and nonproprietary hardware products that are used in conjunction with our systems.

Our gaming systems typically operate across proprietary local-area and wide-area broadband networks. We provide linked interactive Class II gaming to our tribal customers via nationwide, broadband telecommunications network. Player terminals in the Class II market are typically interconnected within a gaming facility and to other facilities via fiber optic and telephonic networks, thereby enabling players to simultaneously participate in the same game and to compete against one another to win pooled prizes. In the charity bingo market, player terminals are typically only interconnected within the gaming facility where the terminals are located.

Our gaming systems are typically provided to customers under revenue-sharing arrangements, although sales models are common in some markets. For example, in the Native American Class III market in Washington State, player terminals and other products are typically sold for an up-front purchase price. Historically, we have focused our development and marketing efforts on Class II gaming systems for use by Native American tribes throughout the United States, and Class III gaming systems for use by Native American tribes under compact with the states of Washington and Oklahoma. We have recently focused our marketing efforts on the emerging charity markets in the United States, domestic and international video lottery markets, and international commercial bingo markets.

In addition, we have developed our proprietary MGAMe® system technology solution, which features a suite of tools that help operators manage their gaming facilities. The MGAMe system uses active-player-database management to analyze and optimize the effectiveness of slot floor placements, to track and audit monetary transactions, and to manage marketing programs, thereby allowing the operator to configure the casino floor to optimize profitability. We now have components of the MGAMe system deployed in multiple gaming jurisdictions, including Native American Class II and Class III markets, the New York video lottery market, and the Alabama charity electronic bingo market.

Native American Gaming. Native American gaming is governed by the Indian Gaming Regulatory Act of 1988, or IGRA, which also established the National Indian Gaming Commission, or NIGC, and granted the NIGC regulatory powers over certain aspects of Native American gaming. IGRA classifies games that may be played on Native American lands into three categories, each of which is subject to different regulations, as follows:

•	Class I Gaming. Class I gaming includes traditional Native American social and ceremonial games. Class I gaming is regulated exclusively at the Native American tribal level.

•	Class II Gaming. Class II gaming includes bingo and, if played at the same location where bingo is offered, pull tabs and other games similar to bingo. Class II gaming is regulated by individual Native American tribes, with the NIGC having oversight of the tribal regulatory process. States that allow bingo and games similar to bingo to be conducted by any other entity or for any other purpose, such as bingo at charities or schools, may not regulate Class II gaming, and therefore receive no tax revenues from income the tribes derive from Class II gaming.

•	Class III Gaming. Class III gaming includes all other forms of gaming that are not included in either Class I or Class II, including slot machines and most table games. Class III gaming may be conducted only pursuant to contracts called “compacts,” which are negotiated between individual states and individual Native American tribes located within that state, and subsequently approved by the U.S. Bureau of Indian Affairs. The compacts typically include provisions entitling the state to receive revenues at mutually agreed-upon rates from the income a tribe derives from Class III gaming activities.

We believe that all of our Class II games, electronic player terminals, and gaming systems are designed and operated to meet the requirements of Class II gaming as defined by IGRA, and that all of our Class III games and systems meet the requirements of the appropriate tribal/state compacts.

We currently offer our Class II customers two gaming systems, our Legacy system and our New Generation system. In our Class II gaming markets, we currently provide gaming equipment to our customers on a participation basis, and receive revenue based on a percentage of the hold per day generated by each player terminal. As of September 30, 2006, we had 7,653 Class II player terminals installed in 42 Native American gaming facilities in seven states.

During 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. The Oklahoma gaming legislation allows the tribes to sign a compact with the state of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma are allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games.

We offer intrafacility linked Class III video lottery systems to Native American customers in Washington State. The majority of our Class III gaming equipment is sold for an up-front purchase price, and we also receive a small back-office fee. Back-office fees cover the service and maintenance costs for back-office servers installed in each facility to run our Class III games, as well as the cost of related software updates. In addition, we offer Class III player terminals under both rental and lease-purchase programs. As of September 30, 2006, our Class III gaming systems were located in 12 gaming facilities in Washington State.

In December 2003, we installed the first player terminals for our Tribal Instant Lottery Game, or TILG, in California. The new one-touch game was based on a simulated scratch-off lottery ticket, and employs our central- determinant system technology. In January 2005, we converted all of the TILG games to a Class II gaming system.

Charity Gaming. We design, develop, and in some cases, may operate gaming systems for charity gaming enterprises. Charity bingo and other forms of charity gaming are operated by or for the benefit of nonprofit organizations, for charitable, educational and other lawful purposes. This and other forms of non-Native-American gaming are not currently subject to a federal regulatory system such as the one created by IGRA to regulate Native American gaming. Regulation of charity gaming is vested with each individual state, and in some states, regulatory authority is delegated to county or municipal governmental units.

We provide linked interactive electronic bingo systems and player terminals to charitable bingo operations in Alabama. During January 2004, we began placing player terminals in Alabama, and as of September 30, 2006, we had 2,349 player terminals at three facilities.

Domestic and International Video Lottery Gaming. We designed and developed a central determinant system for the emerging state video lottery market. Our central determinant system includes all software, hardware and networks required to provide outcomes to, remotely manage, and to provide accounting reports for video lottery gaming conducted on player terminals at multiple locations. In January 2004, we began the first operation of our central determinant system for the video lottery network that the New York Lottery operates at licensed New York State racetrack casinos. Our central determinant system is able to interface with, provide outcomes to and manage player terminals provided by Bally Technologies, Inc. (formerly Alliance Gaming Inc.), or Bally, International Game Technology, or IGT, Sierra Design Group, or SDG, and Spielo. As payment for providing and maintaining the central determinant system, we receive a small portion of the network-wide hold per day. We believe that we will be able to achieve future growth in the domestic and international video lottery market by leveraging our experience in the states of California, Washington, Iowa, New York and the State of Israel, by our leadership in designing technologically advanced games and systems, and by having the ability to rapidly adapt game and system technology to satisfy emerging regulatory requirements.

During our third quarter of fiscal 2005, we installed an Electronic Instant Lottery System, or EIL, for the Israel National Lottery, which has been deployed at approximately 150 retail locations throughout Israel. This gaming system includes central-determinant system technology, management, test, monitoring, and accounting systems, on-site training, gaming themes, and delivery of 500 EIL player terminals.

Promotional Sweepstakes System. On December 15, 2005, we leased a promotional sweepstakes system to the Birmingham Race Course, a greyhound race course in Birmingham, Alabama. A promotional sweepstakes allows a patron to obtain sweepstakes entries either by purchasing a product or service, or by other means whereby no purchase is necessary. There are a number of methods that allow a patron to redeem sweepstakes entries, including having the predetermined outcome displayed by video card readers. On December 22, 2005, the Jefferson County Sheriff served a search warrant that an Alabama state judge had issued for the Birmingham Race Course. Pursuant to the search warrant, the sheriff shut down the promotional sweepstakes system that was operating at the facility. On January 31, 2006, the Alabama Circuit Court issued a Declaratory Judgment and Injunction that declared that the promotional sweepstakes was legal under Alabama law. On March 22, 2006, the Jefferson County District Attorney appealed the entire final judgment to the Alabama Supreme Court.

On December 1, 2006, the Alabama Supreme Court issued an opinion in the case of Barber v. Jefferson County Racing Association, Inc., Docket No. 1050857, or the Opinion, reversing an opinion of the Jefferson County, Alabama Circuit Court and rendering judgment in favor of District Attorney Barber.

The Opinion does not become a final, enforceable judgment until certain procedural time periods have elapsed, including fourteen days for the filing of an application for rehearing. At present, our attorneys are analyzing the Opinion and our alternatives as a result of the Opinion.

If the Opinion were to become final after December 31, 2006, we would record in the quarter ending December 31, 2006 an additional charge of approximately $130,000 for the unamortized balance of capitalized installation costs and software.

International Commercial Bingo Market. During March 2006, we entered into a contract with Apuestas Internacionales, S.A. de C.V., or Apuestas, a subsidiary of Grupo Televisa, S.A., to provide traditional and electronic bingo gaming, technical assistance, and related services for Apuestas’ locations in Mexico. Apuestas was granted a permit by the Ministry of the Interior of Mexico to operate bingo and sports books at 65 gaming facilities throughout Mexico. We will provide a minimum of 70% of the player terminals for the bingo operations in the gaming facilities, and will both retain ownership of the gaming equipment installed at the gaming facilities and receive revenue based on a percentage of the hold per day generated by each player terminal. Our portion of the hold per day is reported as “Gaming revenue – All other,” and represents the total amount that end users wager, less the total amount paid to end users for prizes, and the amounts retained by the facilities for their share of the hold.

As of September 30, 2006, we had installed 600 player terminals at four sites in Mexico under this contract. Currently, there are five sites with 919 units installed. To date, there are not as many permanent facilities opened as we originally projected, and the hold per day in certain of the open facilities is below our original expectations. We currently expect a total of ten facilities to be opened by May 2007.

The following table sets forth our end-of-period installed player terminal base by quarter and by product line for each of the five most recent quarters:

Quarter Ended	Reel Time Bingo	Legacy	Total Class II Units	Oklahoma Compact Games(1)	Total Other Gaming Units(2)
9/30/2006	7,280	373	7,653	2,408	3,119
6/30/2006	7,635	376	8,011	1,593	3,183
3/31/2006	8,439	392	8,831	1,173	2,849
12/31/2005	8,915	390	9,305	1,229	2,589
9/30/2005	9,189	461	9,650	1,076	2,565

(1)	“Oklahoma Compact Games” represents installations of games pursuant to the approved gaming compact between Native American tribes, racetracks and the State of Oklahoma.
(2)	“Total Other Gaming Units” includes unit placements in the charity bingo, Iowa and Mexico markets. There were 383 units installed in Iowa, which were removed in early May 2006 due to legislation in that state.

Through the Investor Relations link on our website, www.multimediagames.com, we make available free of charge, as soon as reasonably practicable after such information has been filed with the Securities and Exchange Commission, or SEC, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act. In addition to the information that is available on our website, you may read and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, which includes reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Multimedia Games, Inc. was incorporated in Texas on August 30, 1991. Unless the context otherwise requires, the terms “Company,” “MGAM,” “we,” “us,” and “our” include Multimedia Games, Inc., and our wholly-owned subsidiaries: Megabingo, Inc.; MGAM Systems, Inc.; Innovative Sweepstakes Systems, Inc.; MGAM Services, LLC; MGAM Systems International, Inc.; Megabingo International, LLC; Multimedia Games de Mexico S. de R.L. de C.V.; and Servicios de Wild Basin S. de R.L. de C.V. Our executive offices are located at 206 Wild Basin Rd., Bldg. B, Fourth Floor, Austin, Texas, 78746, and our telephone number is (512) 334-7500.

Our Strategy

Our strategy is to leverage our position as a supplier of central-determinant driven online gaming systems and as a provider of linked, interactive electronic gaming systems and content to place gaming systems and terminals in the rapidly evolving and growing Native American, charity, video lottery and other domestic and international gaming markets. By doing so, we will increase our revenues, diversify our revenue sources and expand the number of jurisdictions in which we conduct business. In addition, we plan to use our expertise and technology to develop new products and expand into other new markets for interactive gaming. Our strategies include the following:

Expand our installed base with new and existing customers, and enhance our customer relationships and market position through joint development efforts. We seek to use development agreements to continue expanding both our customer base and our installed base of player terminals. Pursuant to these agreements, we advance funds to the tribes for the construction of new tribal gaming facilities or for the expansion of existing facilities. In return, we receive certain contractual commitments regarding the placement of player terminals at the gaming facility. To date, we have entered into development agreements to advance approximately $160.0 million. As of September 30, 2006, we had advanced a total of $145.2 million under such agreements, and expect to advance the remaining $14.8 million over the next twelve months.

Exploit the potential expansion of additional domestic video lottery jurisdictions. We currently provide video lottery technologies to Native American tribes in the state of Washington. There are also ongoing legislative initiatives in a number of other states that, if successful, would permit the play of video lottery games in new jurisdictions. For example, New York adopted legislation authorizing the placement of player terminals at nine racetracks located in New York State. In May 2002, the New York Lottery notified us that we had been selected as the winning vendor to provide the central operating system for its video lottery system; currently, eight of the nine planned racetrack casinos are in operation. We believe we were selected over our competition primarily on the basis of our system’s technological attributes, as well as its flexibility and cost effectiveness. As a result, we anticipate that we will be able to achieve future growth in the domestic and international video lottery market by leveraging our experience in the states of California, Washington, Iowa, New York and the State of Israel, by our leadership in designing technologically advanced games and systems, and by having the ability to rapidly adapt game and system technology to satisfy emerging regulatory requirements.

Continue expansion in the existing and emerging domestic charity gaming market. There are ongoing legislative initiatives in a number of jurisdictions that, if successful, we believe would allow the use of our technology in charity gaming facilities in those jurisdictions. We currently supply systems and/or player terminals to charity operators in Alabama and Louisiana that are authorized to conduct bingo games on behalf of certain nonprofit organizations. As of September 30, 2006, we had installed a total of 2,519 player terminals in the charity gaming market. If similar legislative initiatives are successful in other markets, we believe we will be able to expand into new and evolving markets by building upon our existing gaming system and bingo gaming technology, infrastructure, product base and regulatory expertise.

Develop new products for existing and emerging international markets for charity and commercial interactive, player-against-player gaming. Bingo or similar forms of player-against-player gaming is authorized in more than one hundred countries. In a number of these jurisdictions, government regulators and/or legislators are considering expanding the types and forms of authorized gaming. We plan to leverage our success as a system provider and operator of player-against-player gaming in Class II Native American and domestic charity gaming to enter these evolving international markets.

Continue marketing product to and developing new products for the existing and emerging interactive and conventional gaming markets for commercial and Native American Class III casinos. In addition to our proprietary and third-party Class III products that we are currently providing, we plan to market a variety of new gaming platforms, new proprietary content, and new innovative gaming systems, as well as proprietary stand-alone player terminals to both the Native American Class III casino and the conventional casino markets.

Develop new system-based and stand-alone products for domestic and international lottery operators and regulators. As a result of gaming’s expansion, and as new forms of gaming are approved in new jurisdictions, regulators and governmental agencies are procuring new systems and tools to facilitate the control and/or monitoring of gaming operations. We plan to leverage our core systems, accounting, database, encrypted communication, interoperability, data center, network operation center and gaming system operations capabilities to develop proprietary products to facilitate the regulators’ performing their oversight responsibilities.

Develop new system-based products for domestic and international operators of sweepstakes, promotion and amusement with prize systems. As a result of gaming’s expansion, and as new forms of gaming are approved in new jurisdictions, new systems and products are required to facilitate the deployment and operation of the new forms of gaming authorized by new legislation, regulations, or rules. We plan to leverage our core systems, accounting, database, encrypted communication, interoperability, data center, network operation center and gaming system operations capabilities to develop proprietary products to facilitate the deployment and operations of new systems for the sweepstakes, promotion and amusement with prize markets.

Our Competitive Strengths

We intend to execute our strategy by leveraging our competitive strengths, which include:

Years of experience and success as a proven operator of high-availability, large-scale transactional processing gaming systems. Through our subsidiaries, we have been operating central-determinant-driven systems, cashless payment systems, and player-against-player gaming systems since 1989. Utilizing data centers and network operation centers at multiple locations, we currently operate and/or support several different gaming systems that facilitate gaming operations at over a hundred different facilities. We believe that our long-term experience as an operator of various types of gaming systems is unmatched by any other service provider in the gaming industry, and plan to leverage this valuable experience to obtain new contracts to operate additional gaming systems in new jurisdictions.

Experience providing server-based central determinant games. Since our inception, we have focused on a type of gaming that has come to be known within the gaming industry as server-based central-determinant gaming. Many industry-leading gaming companies have now recognized the power of this type of gaming system architecture, and we believe that we are a leader in this form of gaming system architecture.

Leadership in network-enabled gaming. We were one of the first gaming system operators to recognize the advantages of networked gaming and to embrace the use of both local-area networks and wide-area networks to enhance the entertainment value of the gaming experience. We currently operate the largest network of interfacility interactive central-determinant gaming in North America. We believe that our experience in operating networked gaming will help us enter new markets in the future.

The technological flexibility of our gaming systems allows us to place player terminals in multiple geographic locations, add new locations to our network without disrupting play on the network, and to provide a satisfying entertainment and gaming experience to the end user.

Superior technology, products, systems and services. Our technology-driven approach to our business has yielded what we believe are the most flexible and innovative gaming systems in the North American gaming industry. The advanced architecture of our gaming systems enables us to regularly launch new games that we believe appeal to the entertainment and gaming preferences of our end users. Our standard product offerings also include richly featured back-office, cashless payment, player tracking, and accounting systems for the gaming systems as well as the slot/ video lottery floor management systems. We believe that our investment in and focus on the use of emerging technologies will help us procure additional non-commodity-priced business in the future.

Continual upgrades of our existing hardware, communication network infrastructure, and systems and application software to incorporate state-of-the-art architecture. We systematically upgrade the components contained in the player terminals located at our customers’ facilities so that the terminals can use our most up-to-date technology, and so we can enhance the gaming and entertainment experience of our end users by offering games that play at high speed and use the new technology to offer advanced graphics and sounds in all of the gaming markets that we serve.

Extensive and flexible content library. We currently offer our own proprietary game themes, as well as game themes developed through third-party license agreements. Through these agreements, we have access to a significant number of additional game themes with proven acceptance in a variety of gaming jurisdictions, and which we may use in our Class II, Class III, charity bingo and certain other markets.

Our license agreements with WMS Gaming Inc., or WMS, Bally, and other traditional Class III suppliers allow us to use some of their most popular game themes, which have player-tested acceptance in other gaming markets. These games are offered with a variety of pay tables, prize distributions and currency denominations.

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

In May 1996, we introduced our Legacy gaming system and its related family of game engines with the launch of MegaMania®, the first online, interactive bingo game played on player terminals linked within a single facility; shortly thereafter, we began linking multiple facilities with one another via nationwide, broadband telecommunications network. When first introduced, a game of MegaMania took approximately two minutes to play. We used rotating shifts of teams of employees, working twenty-four hours per day, seven days a week, to manually draw bingo ball numbers from a bingo ball blower. The drawn numbers were then keyed into the network to appear simultaneously on multiple player terminals linked to the network and logged onto that game. Today, a game of MegaMania takes about one minute to play. In place of a bingo ball blower, we now use an electronic ball draw that randomly determines bingo numbers, which are instantly communicated over the network to player terminals. This new method has significantly increased the speed and reliability of the game, improved security, and significantly reduced overhead.

In January 2001, we introduced our New Generation gaming system and its related family of game engines with the launch of MegaNanza®, a bonanza-style bingo game, where the bingo numbers are drawn before the bingo cards are purchased. We believe the faster pace facilitated by our New Generation gaming system enhances the entertainment and gaming experience of our end users, resulting in an overall increase in the number of end users playing our games.

In June 2002, we introduced Reel Time Bingo®, a high-speed, “standard-sequence” bingo game, meaning that the cards are purchased before the balls are drawn), played on our New Generation system. As of October 27, 2003, we had converted all of our MegaNanza games to some version of Reel Time Bingo, both in response to the settlement agreement reached between us and the NIGC, and to take advantage of improved technologies.

We continually strive to improve the capabilities of our core gaming system. In November 2003, we introduced and began deploying our Gen IV gaming system, which enables us to operate games with complex bonus rounds, to operate real-time, interfacility progressives and to provide better interoperability between gaming systems. Furthermore, our Gen IV gaming system allows us to operate multiple gaming engines within a single facility. This will be especially beneficial in certain Oklahoma facilities where the operators have decided to continue offering Class II games after they begin offering the new Class III games that are permitted under the tribal-state compact. In July 2005, we introduced and began deploying our Gen5 gaming system to our Class II customers. The Gen5 product features a more robust database for accounting, player tracking and database marketing, enhanced hardware and software redundancy, the ability to provide customers with currency accounting and player tracking support for third-party vendor games, and the ability to offer Class II and Class III games on a single integrated system.

We currently offer a variety of Class II player terminal models. Each Class II player terminal has a screen that always displays the bingo cards being played as well as a “flashboard” that displays bingo numbers that have been drawn. Depending upon the end user’s entertainment preference, an additional display can be selected that minimizes the size of the bingo card display and shows other graphics that can take many forms, including graphics that simulate spinning reels similar to slot machines or video lottery games. In addition to our proprietary titles, some of our player terminals also use displays adapted from game themes we license from WMS, Bally, and Progressive. The screen also serves as a touch pad that allows end users to interactively communicate decisions that influence the play of the game. Such actions may include initiating play, dropping bingo cards from play, “daubing” or covering numbers drawn, claiming a prize or ending play. Player terminals vary according to height, width and depth (to accommodate, in part, the differing space needs of our customers’ facilities), screen size and other features affecting appearance and the visual appeal to end users.

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

Class III Games and Systems. We sell, rent or lease Class III gaming equipment to Native American customers in the state of Washington and receive a small back-office fee. Back-office fees cover the service and maintenance costs for back-office servers installed in each facility to run our Class III games, as well as the cost of related software updates. Class III video lottery gaming in the state of Washington is allowed pursuant to a compact between the state and certain Native American tribes in that state. The compacts contain the specifications for permissible video lottery systems in the state, including:

•	Only those player terminals within the same gaming facility may be linked with one another;

•	The system must be cashless; and

•	The implementation of each game and all system components and software must be approved by an independent gaming laboratory as well as by the gaming laboratory operated by Washington State.

An end user who wishes to play our Class III games in the state of Washington must open an account with the cashier in the facility and receive a card encoded with an account number and a personal identification number. The end user can then use the card to buy an electronic ticket at a player terminal, add money to the account at a point-of-sale terminal, or cash out the account.

Electronic replicas of scratch tickets are shown on the player terminals, with the results of the wager displayed in a variety of graphical game formats that entertain the end user with motion and sound before revealing the value of the scratch ticket. We have license agreements with WMS and Bally that allow us to use several of their popular game themes in the state of Washington. Our Class III player terminals are available in a variety of freestanding and bar-top styles having a look and feel that is consistent with traditional video slot machines.

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

During 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. The Oklahoma gaming legislation allows the tribes to sign a compact with the state of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma are allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. All vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the state of Oklahoma. Pursuant to the compacts, vendors placing games at tribal facilities will have to be licensed by each tribe. All electronic games placed under the compact will have to be certified by independent testing laboratories to meet technical specifications. These were published by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities in the first calendar quarter of 2005.

In December 2003, we installed the first player terminals for our TILG in California. The new one-touch game was based on a simulated scratch-off lottery ticket, and employs our central-determinant system technology. In January 2005, we converted all of the TILG games to a Class II gaming system.

Charity and Commercial Bingo Games and Systems. In December 2003, we began installing a high-speed, standard bingo game for the charity market in Alabama, and as of September 30, 2006, we had 2,349 player terminals installed in three facilities. Charity bingo and other forms of charity gaming are operated by or for the benefit of nonprofit organizations for charitable, educational and other lawful purposes. These games are typically only interconnected within the gaming facility where the terminals are located. Regulation of charity gaming is vested with each individual state, and in some states, regulatory authority is delegated to county or municipal governmental units. We typically place player terminals under participation arrangements in the charity market and receive a percentage of the hold per day generated by each of the player terminals. In addition, we have installed a limited number of charity gaming units in the state of Louisiana.

Video Lottery Central Systems. We designed and developed a central determinant system for the emerging domestic and international video lottery market. Our central system encompasses all software, hardware and networks required to provide outcomes and accounting for video lottery gaming conducted at multiple locations. Beginning in January 2004, we began the first operation of our central determinant system for the video lottery terminal network that the New York Lottery operates at licensed New York State racetrack casinos. Our central system is able to interface with and manage player terminals provided by Bally, IGT and Spielo. As payment for providing and maintaining the central determinant system, we receive a small portion of the network-wide hold per day. This contract provides for a three-year term with an additional three one-year automatic renewal under certain conditions. We believe that we will be able to achieve future growth in the domestic and international video lottery market by leveraging our experience in the states of California, Washington, Iowa, New York and the State of Israel, by our leadership in designing technologically-advanced games and systems, and by having the ability to rapidly adapt game and system technology to satisfy emerging regulatory requirements.

Promotional Sweepstakes System. On December 15, 2005, we leased a promotional sweepstakes system to the Birmingham Race Course, a greyhound race course in Birmingham, Alabama. A promotional sweepstakes allows a patron to obtain sweepstakes entries either by purchasing a product or service, or by other means whereby no purchase is necessary. There are a number of methods that allow a patron to redeem sweepstakes entries, including having the predetermined outcome displayed by video card readers. On December 22, 2005, the Jefferson County Sheriff served a search warrant that an Alabama state judge had issued for the Birmingham Race Course. Pursuant to the search warrant, the sheriff shut down the promotional sweepstakes system that was operating at the facility. On January 31, 2006, the Alabama Circuit Court issued a Declaratory Judgment and Injunction that declared that the promotional sweepstakes is legal under Alabama law (see “Recent Developments”). On March 22, 2006, the Jefferson County District Attorney appealed the entire final judgment to the Alabama Supreme Court.

On December 1, 2006, the Alabama Supreme Court issued an opinion in the case of Barber v. Jefferson County Racing Association, Inc., Docket No. 1050857, or the Opinion, reversing an opinion of the Jefferson County, Alabama Circuit Court and rendering judgment in favor of District Attorney Barber.

The Opinion does not become a final, enforceable judgment until certain procedural time periods have elapsed, including fourteen days for the filing of an application for rehearing. At present, our attorneys are analyzing the Opinion and our alternatives as a result of the Opinion.

If the Opinion were to become final after December 31, 2006, we would record in the quarter ending December 31, 2006 an additional charge of approximately $130,000 for the unamortized balance of capitalized installation costs and software.

International Commercial Bingo Market. On March 17, 2006, we entered into a contract with Apuestas Internacionales, S.A. de C.V., or Apuestas, a subsidiary of Grupo Televisa, S.A., to provide traditional and electronic bingo gaming, technical assistance, and related services for Apuestas’ locations in Mexico. Apuestas was granted a permit by the Ministry of the Interior of Mexico to operate bingo and sports books at 65 gaming facilities throughout Mexico. We will provide a minimum of 70% of the player terminals for the bingo operations in the gaming facilities, and will both retain ownership of the gaming equipment installed at the gaming facilities and receive revenue based on a percentage of the hold per day generated by each player terminal. Our portion of the hold per day is reported as “Gaming revenue – All other,” and represents the total amount that end users wager, less the total amount paid to end users for prizes, and the amounts retained by the facilities for their share of the hold.

As of September 30, 2006, we had installed 600 player terminals at four sites in Mexico under this contract. Currently, there are five sites with 919 units installed. To date, there are not as many permanent facilities opened as we originally projected, and the hold per day in certain of the open facilities is below our original expectations. We currently expect a total of ten facilities to be opened by May 2007.

Research and Development

Our research and development activities primarily focus on the development of new gaming systems, gaming engines, player tracking systems, casino data management systems, central video lottery systems, gaming platforms and content, and enhancements to our existing product lines. We believe our investments in product development are necessary to deliver differentiated products and solutions to the marketplace. Research and development costs consist primarily of salaries and benefits, consulting fees, and an allocation of corporate facilities costs related to these activities. Once the technological feasibility of a project has been established, the software project is transferred from research to development, and capitalization of the software development costs begins until the product is available for general release.

Research and development expenses increased by 22%, to $5.2 million for the three months ended September 30, 2006, from $4.2 million for the comparable period in the prior fiscal year. For the year ended September 30, 2006, research and development expenses increased by 16%, to $19.8 million, from $17.2 million for the same period of 2005. This increase primarily resulted from an increased headcount in our development group, as we have focused our internal efforts on developing new gaming systems and game themes. We expect our research and development expenses to grow over the upcoming periods as we continue focusing on product development and adding development staff.

Gaming Contracts

All of our Class II and Class III gaming revenues are derived through contracts with our Native American customers. Our contracts typically run over multiple years, and can be terminated earlier under certain specified conditions. The contracts specify the quantity and type of player terminals to be installed, and the terms of the rental or participation arrangement. In some instances, there is also a limited waiver of sovereign immunity by certain tribes that typically provides for the arbitration of any dispute under the contract, and the right to enforce any decision of the arbitrator by application to a federal or state court having jurisdiction. Under these contracts, we are also granted the right, under certain circumstances, to enter the land of the Native American tribe for the purpose of removing our property. See “Risk Factors – We do not rely upon the term of our customer contracts to retain the business of our customers,” and “– Enforcement of remedies or contracts against Native American tribes could be difficult.” Furthermore, the NIGC has recently expressed concern that some of our “forms of contract” may violate the spirit of the “sole proprietary interest” concept that is required to be written into all tribal gaming regulations.

Intellectual Property

We rely to a limited extent upon patent, copyright, trademark and trade secret laws, license agreements, and employee nondisclosure agreements to protect our proprietary rights and technology. Since these laws and contractual provisions provide only limited protection, we rely more upon proprietary know-how and continuing technological innovation to develop and maintain our competitive position. Insofar as we rely on trade secrets, unpatented know-how, and innovation, there is no assurance that others will not independently develop similar technology or that secrecy will not be breached.

Patents, Trademarks and Tradenames. We have patents issued and patents pending in the United States. We also have patents pending overseas corresponding to some of our U.S. patents and pending U.S. patent applications. Our trademarks and tradenames include: Players Passport®, MGAMe® System, Reel Time Bingo®, MegaNanza®, MegaBingo®, and MegaMania®. All references herein to those trademarks and tradenames are deemed to include the applicable tradename or trademark designation. See “Risk Factors – We may not be successful in protecting our intellectual property rights, or avoiding claims that we are infringing upon the intellectual property rights of others.”

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

Competition

We currently compete in a variety of gaming markets with companies that are both larger and smaller than we are. We compete with other vendors for customers, primarily on the basis of the amount of profit our gaming products generate for our customers in relation to other vendors’ gaming products. We believe that the most important factor influencing our customers’ product selection is the appeal of those products to end users. This appeal has a direct effect on the volume of play by end users, and drives the amount of revenue generated for and by our customers. Our ability to remain competitive depends primarily on our ability to continuously develop new game themes and systems that appeal to end users, and to introduce those game themes and systems in a timely manner. See “Risk Factors – Our future performance will depend on our ability to develop and introduce new gaming systems and to enhance existing games that are widely accepted and played.” We may not be able to continue to develop and introduce appealing new game themes and systems that meet the demands of current or prospective customers.

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

Employees

At September 30, 2006, we had 503 full-time and part-time employees, including 190 engaged in field operations and business development, 231 in system and game development, 24 in sales and marketing activities, 21 in accounting functions, and 37 in other general administrative and executive functions. We do not have a collective bargaining agreement with any of our employees. We believe our relationship with our current employees is good.

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

Federal Regulation. The most important pieces of federal legislation affecting our business are the IGRA and the Johnson Act.

Indian Gaming Regulatory Act Amendments of 2006. On March 29, 2006, the United States Senate Committee on Indian Affairs reported to the Senate floor the IGRA Amendments of 2006, or S.2078. If enacted, S.2078 would, among other things, expand the NIGC’s authority to review and approve consulting agreements, development agreements, financing agreements, and agreements whereby compensation to the nontribal party is based on a percentage of gaming revenues. Under the current law, our equipment lease agreements and development and financing agreements with Native American tribes do not require the approval of the NIGC. If S.2078 is enacted, however, many of our Native American gaming contracts would require NIGC approval. As part of the review and approval process, the NIGC could materially and adversely affect the terms of the contracts, and we, our board of directors and significant shareholders would have to undergo a background investigation prior to the approval of the contracts. On June 7, 2006, the Committee Report on S.2078 was filed in the Senate. Because of objections by a number of Senators to the bill, there was no further action on S.2078 in the Senate before the end of the 109th Congress. The bill therefore dies, and must be reintroduced during the 110th Congress before it can be considered further by the Congress. See “PART I - I tem 1. Business - Native American Gaming,” for additional information on IGRA.

Gambling Devices Act (Also Known as the Johnson Act). In October 2005, the DOJ made available to the public proposed legislation the agency has drafted amending the Johnson Act. After conducting a series of consultations with Native American tribes, the DOJ released a newly revised draft bill earlier this year that, if enacted, could materially and adversely affect our Class II gaming market. The proposed legislation would classify electronic technologic aids used by Native American tribes in Class II games such as bingo, as gambling devices, and would authorize the use of such Class II devices by Native American tribes only if such devices are certified by the NIGC as Class II technologic aids. The proposed legislation authorizes the NIGC to promulgate regulations regarding the use of technologic aids. The NIGC regulations must maintain a distinction between Class II technologic aids and Class III gambling devices based upon the internal and external characteristics of the gambling devices and the manner in which the games using gambling devices are played. The DOJ has not yet found congressional sponsors for its proposed bill. See “PART I - Item 3. Legal Proceedings - Johnson Act,” for additional information on IGRA.

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

•	California. In December 2003, we began to offer TILG terminals to tribal customers in California who are parties to compacts with the state. In November 2004, two of our tribal customers opened expanded facilities which substantially increased the number of TILG terminals. In part, these compacts permit each tribe to offer gaming facilities with up to 2,000 gambling devices, and separately, permit the play of any video lottery machine that the state of California could legally offer. In January 2005, we removed all of the deployed TILG terminals and redeployed a significant number of these original placements as Reel Time Bingo.

•	Oklahoma. During 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. The Oklahoma gaming legislation allows the tribes to sign a compact with the state of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma are allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. All vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the state of Oklahoma. Pursuant to the compacts, vendors placing games at tribal facilities will have to be licensed by each tribe. All electronic games placed under the compact will have to be certified by independent testing laboratories to meet technical specifications. These technical specifications were published by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities in the first calendar quarter of 2005. To date, independent testing labs have given wide latitude as to what constitutes a compliant game.

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

The new legislation requires Oklahoma tribes to develop their own licensing procedures. Some of our Oklahoma tribal customers have developed these procedures, and others are in the process of defining the procedures. For that reason, deployment of games to be operated under the compact in Oklahoma is proceeding at an erratic pace and will continue to do so for many months. Moreover, tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within the tribe. Changes in tribal leadership or tribal political pressure can affect our relationships with our customers. As a result of these and other considerations, it remains difficult to forecast the short-term impact on our business from the recent Oklahoma gaming legislation.

•	Washington. In Washington State, we offer player terminals operated in conjunction with local central determinant systems, pursuant to compacts between the state and certain Native American tribes in that state. These compacts are recognized by IGRA to permit Class III gaming, which would otherwise be illegal.

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

Charity Gaming. Charity bingo facilities are generally operated by nonprofit organizations for charitable, educational and other lawful purposes. Charity bingo is not currently subject to a nationwide regulatory system such as the one created by IGRA to regulate Native American gaming, so regulation is on a state-by-state, and sometimes a county-by-county basis. We currently offer charity bingo gaming systems in the state of Alabama pursuant to state and county regulations. We also offer games to certain operators in the state of Louisiana.

Promotional Sweepstakes System. On December 15, 2005, we leased a promotional sweepstakes system to the Birmingham Race Course, a greyhound race course in Birmingham, Alabama. A promotional sweepstakes allows a patron to obtain sweepstakes entries either by purchasing a product or service or by other means whereby no purchase is necessary. There are a number of methods that allow a patron to redeem sweepstakes entries, including having the predetermined outcome displayed by video card readers. On December 22, 2005, the Jefferson County Sheriff served a search warrant that an Alabama state judge had issued for the Birmingham Race Course. Pursuant to the search warrant, the sheriff shut down the promotional sweepstakes system that was operating at the facility. On January 31, 2006, the Alabama Circuit Court issued a Declaratory Judgment and Injunction that declared that the promotional sweepstakes was legal under Alabama law (see “Recent Developments”). On March 22, 2006, the Jefferson County District Attorney appealed the entire final judgment to the Alabama Supreme Court.

On December 1, 2006, the Alabama Supreme Court issued an opinion in the case of Barber v. Jefferson County Racing Association, Inc., Docket No. 1050857, or the Opinion, reversing an opinion of the Jefferson County, Alabama Circuit Court and rendering judgment in favor of District Attorney Barber.

The Opinion does not become a final, enforceable judgment until certain procedural time periods have elapsed, including fourteen days for the filing of an application for rehearing. At present, our attorneys are analyzing the Opinion and our alternatives as a result of the Opinion.

If the Opinion were to become final after December 31, 2006, we would record in the quarter ending December 31, 2006 an additional charge of approximately $130,000 for the unamortized balance of capitalized installation costs and software.

International Commercial Bingo Market. On March 17, 2006, we entered into a contract with Apuestas Internacionales, S.A. de C.V., or Apuestas, a subsidiary of Grupo Televisa, S.A., to provide traditional and electronic bingo gaming, technical assistance, and related services for Apuestas’ locations in Mexico. Apuestas was granted a permit by the Ministry of the Interior of Mexico to operate bingo and sports books at 65 gaming facilities throughout Mexico. We will provide a minimum of 70% of the player terminals for the bingo operations in the gaming facilities, and will both retain ownership of the gaming equipment installed at the gaming facilities and receive revenue based on a percentage of the hold per day generated by each player terminal. Our portion of the hold per day is reported as “Gaming revenue – All other,” and represents the total amount that end users wager, less the total amount paid to end users for prizes, and the amounts retained by the facilities for their share of the hold.

As of September 30, 2006, we had installed 600 player terminals at four sites in Mexico under this contract. Currently, there are five sites with 919 units installed. To date, there are not as many permanent facilities opened as we originally projected, and the hold per day in certain of the open facilities is below our original expectations. We currently expect a total of ten facilities to be opened by May 2007.

Other. Existing federal and state regulations may also impose civil and criminal sanctions for various activities prohibited in connection with gaming operations, including false statements on applications, and failure or refusal to obtain necessary licenses described in the regulations.

ITEM 1A. Risk Factors

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

As we expand into new markets, we expect to encounter business, legal and regulatory uncertainties similar to those we face in our Native American gaming business. Our strategy is to attempt to be an early entrant into new and evolving markets where the legal and regulatory environment may not be well settled or well understood. As a result, we may encounter legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. For example, we face business and legal risks in connection with a charity gaming project, in part due to uncertainty related to the state authorization of charity gaming in that jurisdiction. On December 22, 2005, the Jefferson County Sheriff served a search warrant that an Alabama state judge had issued for the Birmingham Race Course. Pursuant to the search warrant, the sheriff shut down the promotional sweepstakes system that was operating at the facility. On January 31, 2006, the Alabama Circuit Court issued a Declaratory Judgment and Injunction that declared that the Promotional Sweepstakes game was legal under Alabama law (see “Recent Developments”). On March 22, 2006, the Jefferson County District Attorney appealed the entire final judgment to the Alabama Supreme Court. On December 1, 2006, the Alabama Supreme Court issued an opinion in the case of Barber v. Jefferson County Racing Association, Inc., Docket No. 1050857, or the Opinion, reversing an opinion of the Jefferson County, Alabama Circuit Court and rendering judgment in favor of District Attorney Barber. Regulatory action against our customers or equipment in these or in other markets could result in machine seizures and significant revenue disruptions, among other adverse consequences.

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

We have only recently begun to develop international business, and we have realized revenue from the sale of an Electronic Instant Lottery System to the Israel National Lottery during fiscal 2006 and from contracts to supply Electronic Bingo Terminals to casinos in Mexico during fiscal 2006. Neither our transaction in Israel nor in Mexico has been profitable to date or is currently profitable, and may not lead to future profitable business. To date, there are not as many permanent facilities opened in Mexico as we originally projected, and the hold per day in certain of the open facilities in Mexico has not met our original expectations. There can be no assurances that our games will gain market acceptance in Mexico, additional facilities will open in Mexico, or that the hold per day will increase in those facilities in Mexico currently not meeting our expectations. International transactions are subject to various risks, including:

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

Historically, we have derived most of our revenue from the placement of Class II player terminals and systems for gaming activities conducted on Native American lands. These activities are subject to federal regulation under the Johnson Act, the IGRA, and under the rules and regulations adopted by both the NIGC and the gaming commissions that each Native American tribe establishes to regulate gaming. The Johnson Act broadly defines “gambling devices” to include any “machine or mechanical device” designed and manufactured “primarily” for use in connection with gambling, and that, when operated, delivers money or other property to a player “as the result of the application of an element of chance.” A government agency or court that literally applied this definition, and did not give effect to subsequent congressional legislation or to certain regulatory interpretations or judicial decisions, could determine that the manufacture and use of our electronic player terminals, and perhaps other key components of our Class II gaming systems that rely to some extent upon electronic equipment to run a game, constitute Class III gaming, and in the absence of a tribal-state compact, are illegal. Our tribal customers could be subject to significant fines and penalties if it is ultimately determined they are offering an illegal game, and an adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for our business, operating results and prospects.

Significantly, in October 2005, the DOJ made available to the public proposed legislation the agency has drafted amending the Gambling Devices Act, 15 U.S.C. § 1171, et seq. (commonly referred to as the Johnson Act). After conducting a series of consultation meetings with Native American tribes, the DOJ released a newly revised draft bill earlier this year that, if enacted, could materially and adversely affect our Class II gaming market. The proposed legislation would classify electronic technologic aids used by Native American tribes in Class II games such as bingo, as gambling devices, and would authorize the use of such Class II devices by Native American tribes only if such devices are certified by the NIGC as Class II technologic aids. The proposed legislation authorizes the NIGC to promulgate regulations regarding the use of technologic aids. The NIGC regulations must maintain a distinction between Class II technologic aids and Class III gambling devices based upon the internal and external characteristics of the gambling devices and the manner in which the games using gambling devices are played. The DOJ has not yet found congressional sponsors for its proposed bill.

In November 2005, Senator John McCain introduced legislation designed in part to expand the authority of the NIGC to review contracts between Native American tribes and their suppliers. Senator McCain’s proposal is in the early legislative phase, and we have not yet assessed the full impact on our business if legislation of this nature is ultimately adopted. However, it is likely that expanding the authority of the NIGC to include review of contracts, such as those we typically enter into with our tribal customers, would significantly encumber our contracting process and may have the effect of delaying, modifying or preventing otherwise profitable contractual relationships.

The market for electronic Class II player terminals and systems is subject to continuing ambiguity, due to the difficulty of reconciling the Johnson Act’s broad definition of “gambling devices” with the provisions of IGRA that expressly make legal the play of bingo and tribes’ use of “electronic, computer, or other technologic aids” in the play of bingo. Issues surrounding the classification of our games as Class II games that may generally be offered by our tribal customers without a tribal-state compact, or as Class III games that can only be offered by the tribes pursuant to such a compact, have affected our business in the past, and continue to do so. Government enforcement, regulatory action, judicial decisions, or the prospects or rumors thereof have in the past and will continue to affect our business, operating results and prospects. Although some of our games have been reviewed and approved as legal Class II games by the NIGC, we have placed and continue to derive revenue from a significant number of player terminals running games that have not been so approved. Our business and operating results would likely be adversely affected, at least in the short term, by any significant regulatory enforcement action involving our games. The trading price of our common stock has in the past and may in the future be subject to significant fluctuations based upon market perceptions of the legal status of our products.

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

The manner in which certain of our Native American customers acquired land in trust after 1988, and have used such land for gaming purposes, may affect the legality of those gaming facilities. The Inspector General for the Department of the Interior recently testified before a U.S. Senate committee that his office was in the process of completing an inquiry into techniques used by certain tribes of acquiring land in trust for non-gaming purposes but subsequently opening a gaming facility on such trust land. Recently, the Acting General Counsel for the NIGC testified before the Senate Indian Affairs Committee that, as a result of the Inspector General’s inquiry, the NIGC was conducting its own investigation into the practice of certain tribes conducting gaming on land originally acquired in trust for non-gaming purposes. Unless the land qualifies under one of the exceptions contained in the IGRA, thereby authorizing gaming to be conducted on such land, it could lose its “Indian lands” status under IGRA.

We currently face risks related to regulation of our magnetic stripe gaming card system.

The NIGC has recently determined that the magnetic stripe card system, employed by Native American gaming operations using the gaming system developed by us, is an “account access card” system as defined in the NIGC’s Minimum Internal Control Standards((25 C.F.R. § 542.3(c)(2)), or MICS, regulation, thereby triggering certain recordkeeping requirements. An “account access card” is defined as “an instrument to access customer accounts for wagering at a gaming machine. Account access cards are used in connection with a computerized database. Account access cards are not smart cards.”

On July 8, 2005, the NIGC issued a Warning Notice to certain tribes for, among other things, noncompliance with the recordkeeping requirements applicable to account access cards. According to the Warning Notice, the cashiers were not obtaining signatures from the customers on our receipts when cashing out. The NIGC is also of the opinion that the Bank Secrecy Act recordkeeping requirements apply to account access cards. The MICS require compliance with the Bank Secrecy Act. Because the IRS is conducting a Bank Secrecy Act audit at one of the tribal casinos, the NIGC has deferred a determination of whether the tribal gaming operations are in compliance with (25 C.F.R. § 542.3(c)(2) until the IRS audit is completed.

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

For the years ended September 30, 2006 and 2005, approximately 52% and 57%, respectively, of our gaming revenues were from Native American tribes located in Oklahoma, and in both years, approximately 36% of our gaming revenues were from one tribe in that state. The significant concentration of our customers in Oklahoma means that local economic changes may adversely affect our customers, and therefore our business, disproportionately to changes in national economic conditions, including more sudden adverse economic declines or slower economic recovery from prior declines. The loss of any of our Oklahoma tribes as customers would have a material and adverse effect upon our financial condition and results of operations. In addition, the recent legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe have avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. The new legislation allows for other types of gaming, both at tribal gaming facilities and at Oklahoma racetracks. The loss of significant market share to these new gaming opportunities or our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.

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

During 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. The Oklahoma gaming legislation allows the tribes to sign a compact with the state of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma are allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. On March 30, 2005, our bonanza-style bingo games became the first such games played in the state. As of September 30, 2006, we had placed 2,408 player terminals at 25 facilities that are operating under the Oklahoma compact. All vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the state of Oklahoma. Pursuant to the compacts, vendors placing games at tribal facilities will have to be licensed by each tribe. All electronic games placed under the compact will have to be certified by independent testing laboratories to meet technical specifications. These technical specifications were published by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities in the first calendar quarter of 2005. To date, independent testing labs have given wide latitude as to what constitutes a compliant game.

We believe the recently adopted Oklahoma legislation significantly clarifies and expands the types of gaming permitted by Native American tribes in Oklahoma. We currently expect continued intensified competition from vendors currently operating in Oklahoma as well as from new market entrants. As a result, we anticipate further pressure on our market and revenue share percentages in Oklahoma. We believe the recent introduction into the Oklahoma market of more aggressive instant bingo machines with characteristics of traditional slot machines, could adversely affect our operating results and market position in that state.

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

Although we believe our agreements with WMS and Aristocrat position us to compete effectively as resellers of Class III gaming equipment in the Oklahoma market and we also have plans to compete in the Oklahoma market by offering our own proprietary Class III gaming systems, there can be no assurance that our Class III offerings in Oklahoma will be successful or achieve market acceptance. If we are unsuccessful at converting our networked Class II player terminals into stand alone Class III player terminals in Oklahoma our future operating results would be adversely affected.

We are seeking to expand our business by lending money to new and existing customers to develop or expand gaming facilities, primarily in the state of Oklahoma. We may not realize a satisfactory return, if any, on our investment, and we could lose some or all of our investment.

We enter into development agreements to provide financing for construction and/or remodeling of gaming facilities, primarily in the state of Oklahoma. Under our development agreements, we secure a long-term revenue share percentage and a fixed number of player terminal placements in the facility, in exchange for development and construction funding.

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

Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of our guaranteed floor space. We are aware that certain of our games may not currently meet these performance standards. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid.

We have in the past and in the future expect to, reduce our floor space in certain of our Class II facilities as a result of ongoing competitive pressures faced by our customers from alternative gaming facilities and faced by our machines from competitors’ products. In addition, future NIGC decisions could affect our ability to place our games with these tribes. See “Certain Risk Factors – Enforcement of remedies or contracts against Native American tribes could be difficult.”

We compete for customers and end users with other vendors of gaming systems and player terminals and with other forms of entertainment.

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

Given the limitations placed on Class II gaming, we may not be able to successfully compete in gaming jurisdictions and facilities where slot machines, table games and other forms of Class III gaming are permitted. Furthermore, increases in the popularity of, and competition from an expansion of Class III gaming, or Internet and other account wagering gaming services, which allow end users to wager on a wide variety of sporting events and to play traditional casino games from home, could have a material adverse effect on our business, financial condition and operating results.

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

We also rely on the technology of third-party vendors, such as telecommunication providers, to operate our nationwide broadband telecommunications network. A serious or sustained disruption of the provision of these services could result in some of our player terminals being nonoperational for the duration of the disruption, which would adversely affect our ability to generate revenue from those player terminals.

We do not rely upon the term of our customer contracts to retain the business of our customers.

Our contracts with our customers are on a year-to-year or multiyear basis. Except for customers with whom we have entered into development agreements, we do not rely upon the stated term of our customer contracts to retain the business of our customers, as often noncontractual considerations unique to doing business in the Native American market override strict adherence to contractual provisions. We rely instead upon providing competitively superior player terminals, games and systems to give our customers the incentive to continue doing business with us. At any point in time, a significant portion of our business is subject to nonrenewal, and, if not renewed, would materially and adversely affect our earnings and financial condition.

Changes in regulation or regulatory interpretations could require us to modify the terms of our contracts with customers.

The NIGC has recently determined that the magnetic stripe card system, employed by Native American gaming operations using the gaming system developed by us, is an “account access card” system as defined in the NIGC’s MICS regulation, thereby triggering certain recordkeeping requirements. An “account access card” is defined as “an instrument to access customer accounts for wagering at a gaming machine.” Account access cards are used in connection with a computerized database. Account access cards are not “smart cards.”

On July 8, 2005, the NIGC issued a Warning Notice to certain tribes for, among other things, noncompliance with the recordkeeping requirements applicable to account access cards. According to the Warning Notice, the cashiers were not obtaining signatures from the customers on our receipts when cashing out. The NIGC is also of the opinion that the Bank Secrecy Act recordkeeping requirements apply to account access cards. The MICS require compliance with the Bank Secrecy Act. Because the IRS is conducting a Bank Secrecy Act audit at one of the tribal casinos, the NIGC has deferred a determination of whether the tribal gaming operations are in compliance with MICS until the IRS audit is completed.

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

Governing and Native American Law. Federally recognized Native American tribes are independent governments, subordinate to the United States, with sovereign powers, except as those powers may have been limited by treaty or by the U.S. Congress. Native Americans’ power to enact their own laws to regulate gaming is an exercise of Native American sovereignty, as recognized by IGRA. Native American tribes maintain their own governmental systems and often their own judicial systems. Native American tribes have the right to tax persons and enterprises conducting business on Native American lands, and also have the right to require licenses and to impose other forms of regulation and regulatory fees on persons and businesses operating on their lands.

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

ITEM 1B. Unresolved Staff Comments

None

ITEM 2. Properties

We do not own any real property. As of September 30, 2006, we are under contract for the following leases, and we believe the facilities are suitable to our business and adequate for our current and near-term needs:

	Square Feet	Monthly Rent	Expiration Date
Austin, Texas
Corporate Offices	67,761	$89,273	July 2010
Assembly and Warehouse Facilities	44,940	18,241	June 2007

Tulsa, Oklahoma
Operations and Sales Offices	3,736	3,105	February 2007
Warehouse	77,000	13,220	May 2009

Plano, Texas
Technology Offices	5,010	8,350	March 2008

Kent, Washington
Warehouse	9,453	8,069	August 2011

Albany, New York
Office Space	2,708	3,450	December 2009

Schenectady, New York
System Operations	1,690	1,775	September 2009

St. Paul, Minnesota
Office/Warehouse	3,000	1,875	March 2009

Mexico City, Mexico
Office/Warehouse/Training Center	8,073	7,727	May 2007

ITEM 3. Legal Proceedings

Diamond Games. We are a defendant, along with others, including Clifton Lind, Robert Lannert and Gordon Graves, in a lawsuit filed on November 16, 2004 in the State Court in Oklahoma City, Oklahoma, alleging five causes of action: 1) Deceptive Trade Practices, 2) Unfair Competition, 3) Wrongful Interference with Diamond Games, Inc.’s, or Diamond Games’, Business; 4) Malicious Wrong / Prima Facie Tort; and 5) Restraint of Trade. We filed a motion to dismiss the case, challenging subject matter jurisdiction of the Oklahoma state courts. The motion was denied. A motion to reconsider was likewise denied. Relief was sought from the Supreme Court of Oklahoma by an Application for a Writ of Prohibition. The application for a writ was denied on October 10, 2005. The case asserts that we offered allegedly illegal Class III games on the MegaNanza and Reel Time Bingo gaming systems to Native American tribes in Oklahoma. Diamond Games claims that the offer of these games negatively affected the market for its pull-tab game, Lucky Tab II. Diamond Games also alleges that our development agreements with Native American tribes unfairly interfere with the ability of Diamond Games to successfully conduct its business. Diamond Games is seeking unspecified damages and injunctive relief; however, we believe the claims of Diamond Games are without merit and intend to defend the case vigorously. Our defense will include a continued challenge to the jurisdiction of the Oklahoma state courts over matters directly involving the self-governance of Native American tribes involved in Indian gaming, which has been recognized as a governmental enterprise. At the present time, the case is in the preliminary stages of discovery. Given the inherent uncertainties in any litigation, we are unable to make any prediction as to the outcome.

International Gamco. International Gamco, Inc., or Gamco, claiming certain rights in U.S. Patent No. 5,324,035, or the ‘035 Patent, brought suit on May 25, 2004 against us in the U.S. District Court for the Southern District of California. The suit claims that our central determinant system, as operated by the New York State Lottery, infringes the ‘035 Patent. Gamco claimed to have acquired ownership of the ‘035 Patent from Oasis Technologies, Inc., or Oasis, a previous owner of the ‘035 Patent. In February 2003, Oasis assigned the ‘035 Patent to International Game Technology, or IGT. Gamco claimed to have received a license back from IGT for the New York State Lottery. The lawsuit claimed that we infringed the ‘035 Patent after the date on which Gamco assigned the ‘035 Patent to IGT.

Pursuant to an agreement between us and Bally, we currently sublicense the right to practice the technology stated in the ‘035 Patent in Native American gaming jurisdictions in the United States. Bally obtained from Oasis the right to sublicense those rights to us and that sublicense remains in effect today. Under the sublicense from Bally, in the event that we desire to expand our rights beyond Native American gaming jurisdictions, the agreement provides us the following options: 1) to pursue legal remedies to establish its rights independent of the ‘035 Patent; or 2) to negotiate directly and enter into a separate agreement with Oasis for such rights, paying either a specified one-time license fee per jurisdiction or a unit fee per gaming machine.

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

At the request of us, the court issued Gamco an order to show cause that it has standing to sue us. On September 27, 2005, the court dismissed Gamco’s lawsuit for lack of standing. The court granted Gamco leave to file an amended complaint for infringement, if any, that might have occurred during the time Gamco owned the patent. Gamco amended its complaint on November 14, 2005, alleging that we “sold or offered to sell” master processing units as part of the service to be provided to the New York State Lottery. On December 7, 2005, we filed a motion to dismiss the amended complaint, asserting that no equipment, including any master processing units, were sold or offered for sale to the New York State Lottery, and that no alleged infringing equipment was used in the New York State Lottery during the time that Gamco owned the ‘035 Patent.

Prior to the hearing on our motion to dismiss, Gamco entered into a “Modification Agreement” with IGT which purports to grant Gamco additional rights to pursue us for infringement for operating the central determinant system in New York. On January 27, 2006, Gamco filed a motion to dismiss its amended complaint, without prejudice, with the express intent of filing another patent infringement complaint based on the recently executed Modification Agreement.

On February 28, 2006, the court denied both our and Gamco’s motions to dismiss. The court granted Gamco leave to file a second amended complaint. On March 27, 2006, Gamco filed its Supplemental and Second Amended Complaint. On April 17, 2006, we filed another motion to dismiss, challenging the sufficiency of the rights granted by IGT to Gamco to sue us for patent infringement. At a hearing held on June 12, 2006, the court denied our motion. On July 13, 2006, we filed a Motion for Reconsideration or, in the alternative, Certification of the Question for Interlocutory Appeal to the Federal Circuit Court of Appeals. On September 1, 2006, the court granted our motion in part, and denied our motion in part. The court acknowledged that it was creating new case law by permitting Gamco to sue us for patent infringement, given Gamco’s limited patent rights. As a result, the court granted our request to certify the court’s ruling for direct review by the Federal Circuit. We filed our Request for Interlocutory Appeal with the Federal Circuit on September 18, 2006. Our request was granted by the Federal Circuit on November 1, 2006. Our motion to stay the case with the district court, pending the outcome of the Federal Circuit’s decision on appeal, has been granted.

Due to the recent discovery of a worldwide license that Gamco granted prior to its assignment of the ‘035 Patent to IGT, we filed another motion to dismiss Gamco’s suit for lack of standing to sue, based on the lack of an exclusive license in the New York State Lottery. The trial court denied our motion, but, again, granted our request to certify the court’s ruling for direct review by the Federal Circuit. We intend to request the Federal Circuit to add the “exclusive license” issue to its review of the trial court’s decision on Gamco’s standing. We continue to vigorously defend this matter. Given the inherent uncertainties in any litigation, we are unable to make any prediction as to the outcome.

Aristocrat Technologies, Inc. On January 27, 2005, Aristocrat Technologies, Inc. filed suit in the U.S. District Court for the Central District of California against us, alleging that deployment of our networked central-determinant instant lottery system infringes U.S. Letters Patent No. 4,817,951, entitled “Player Operable Lottery Machine Having Display Means Displaying Combination of Game Result Indicia,” or the ‘951 Patent. Aristocrat is seeking an injunction, damages, and a trebling of damages for willful infringement. Our analysis indicates that our lottery system does not infringe the ‘951 Patent. The matter is scheduled for a Markman Hearing to construe the claims of the 951 Patent, on January 31, 2007. A trial date of August 14, 2007 has also been set. We intend to vigorously defend this matter. Given the inherent uncertainties in any litigation, we are unable to make any prediction as to the outcome.

Alabama Civil Lawsuit. In May 2006, a civil lawsuit was filed against us and another defendant in the Macon County Circuit Court, located in Tuskegee, Alabama. The suit plaintiff alleges entitlement to $40 million as a result of a credit screen on a bingo machine, momentarily showing this amount during a time when plaintiff was using the machine at a facility in Macon County. A trial date has not been set and the parties are presently engaged in discovery. We intend to vigorously defend the suit, and at the appropriate time, file dispositive motions asking the court to dismiss the suit.

HomeBingo Network, Inc. On May 16, 2005, HomeBingo Network filed suit in the U.S. District Court for the Northern District of New York, against us and the gaming entity of the Miami Tribe of Oklahoma, alleging that deployment of Reel Time Bingo and other bingo games infringes U.S. Letters Patent No. 6,186,892, entitled “Bingo Game for use on the Interactive Communication Network which Relies upon Probabilities for Winning.” HomeBingo seeks an injunction, damages in the amount of a reasonable royalty, and a trebling of damages for willful infringement. We received no demand or prior indication that this suit was going to be filed. The Miami Tribe of Oklahoma has been dismissed from the lawsuit on the basis of tribal immunity, and as such, a lack of jurisdiction. The litigation is in the discovery phase. A patent claim construction hearing was completed on November 20, 2006, and we expect a ruling to be forthcoming. We intend to vigorously defend this matter. Given the inherent uncertainties in any litigation, we are unable to make any prediction as to the outcome.

Mifal Hapayis. In April 2006, Mifal Hapayis, or Mifal, operator of the Israeli Lottery System, filed a third-party-claim against us seeking indemnity from damage that Mifal may incur due to an infringement suit filed against it by Ecotech Financial Systems Ltd., or Ecotech. We do not believe that we owe an indemnity obligation to Mifal with respect to the claims of Ecotech, particularly because we believe that our gaming system that is installed in Israel does not infringe the patent of Ecotech, and because we do not believe that the Ecotech patent is valid. We intend to vigorously defend the third-party claim. Although continuing to assert noninfringement and invalidity of the patent, we have tendered a settlement offer by which we would receive a worldwide right to practice the patent. Given the inherent uncertainties in any litigation, we are unable to make any prediction as to the outcome.

Support Consultants, Inc. On July 13, 2006, Support Consultants, Inc. et al., or SCI, filed a suit in Superior Court for the County of Riverside, California against us. The complaint alleges that we owe $830,000 in unpaid commissions relating to the placement of Class II games in California. SCI also seeks recovery of prejudgment interest, court costs and attorneys’ fees. We removed the case to federal court in the Central District of California, Eastern Division, and we are seeking a declaration that SCI is not entitled to the $830,000. We intend to vigorously defend this matter; however, given the inherent uncertainties in any litigation, we are unable to make any predictions as to the outcome.

Johnson Act. On November 21, 2003, the DOJ filed a Petition for a Writ of Certiorari in the Supreme Court seeking review of the two U.S. Circuit Court cases that examined whether the Johnson Act prohibits Native American tribes from offering certain types of electronic gaming devices. Specifically, the DOJ sought review of United States of America v. Santee Sioux Tribe of Nebraska, a Federally Recognized Native American Tribe, on Petition for a Writ of Certiorari to the U.S. Court of Appeals for the Eighth Circuit, and John D. Ashcroft, Attorney General, et al., v. Seneca-Cayuga Tribe of Oklahoma, et al. on Petition for a Writ of Certiorari to the U.S. Court of Appeals for the Tenth Circuit. In the petitions, the DOJ asserted that the Johnson Act prohibits Native American tribes from operating certain electronic gambling devices without a compact with the appropriate state.

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

In October 2005, the DOJ made available to the public proposed legislation the agency has drafted amending the Johnson Act. After conducting a series of consultation meetings with Native American tribes, the DOJ released a newly revised draft bill earlier this year that, if enacted, could materially and adversely affect our Class II gaming market. The proposed legislation would classify electronic technologic aids used by Native American tribes in Class II games, such as bingo, as gambling devices, and would authorize the use of such Class II devices by Native American tribes only if such devices are certified by the NIGC as Class II technologic aids. The proposed legislation authorizes the NIGC to promulgate regulations regarding the use of technologic aids. The NIGC regulations must maintain a distinction between Class II technologic aids and Class III gambling devices based upon the internal and external characteristics of the gambling devices and the manner in which the games using gambling devices are played. The proposed legislation has not been introduced in Congress. The DOJ has indicated that after further consultations with Native American tribes, it will seek to have the bill introduced in early 2006. The DOJ has not yet found congressional sponsors for its proposed bill.

Development Agreements. In April 2004, we received a letter from the NIGC, advising us that our agreements with a certain customer may constitute a management contract requiring the approval of the NIGC Chairman. We have maintained that the agreement relied on by the NIGC was an outdated agreement that was not applicable to the customer’s gaming facility. To date, the NIGC has taken no further action in this matter

On November 30, 2004, we received letters from the Acting General Counsel of the NIGC advising us that based on the fee we receive under our agreements with other tribes, collectively, the “tribes,” those agreements may evince a proprietary interest by us in the tribes’ gaming activities, in violation of IGRA and the tribes’ gaming ordinances. The NIGC invited us and the tribes to submit any explanation or information that would establish that the agreement terms do not violate the requirement that the tribes maintain sole proprietary interest in the gaming operation. The NIGC letters also advised that some of the agreements may also constitute management contracts, thereby requiring the approval of the NIGC Chairman.

We have responded to the NIGC, and explained why the agreements do not violate the sole proprietary interest prohibition of IGRA, or constitute management agreements. Furthermore, we will vigorously contest any action by the NIGC that would adversely affect our agreements with the tribes. To date, the NIGC has taken no further action in this matter.

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

On March 29, 2006, the United States Senate Committee on Indian Affairs reported to the Senate floor the IGRA Amendments of 2006, or S.2078. If enacted, S.2078 would, among other things, expand the NIGC’s authority to review and approve consulting agreements, development agreements, financing agreements and agreements whereby compensation to the non-tribal party is based on a percentage of gaming revenues. Under the current law, our equipment lease agreements and development and financing agreements with Native American tribes do not require the approval of the NIGC. If S.2078 is enacted, however, many of our Native American gaming contracts would require NIGC approval. As part of the review and approval process, the NIGC could materially and adversely affect the terms of the contracts, and we, our board of directors and significant shareholders would have to undergo a background investigation prior to the approval of the contracts. On June 7, 2006, the Committee Report on S.2078 was filed in the Senate. Because of objections by a number of Senators to the bill, there was no further action on S.2078 in the Senate before the end of the 109th Congress. The bill therefore dies, and must be reintroduced during the 110th Congress before it can be considered further by the Congress.

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

ITEM 4. Submission of Matters to a Vote of Securities Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2006 covered by this report, through the solicitation of proxies or otherwise.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is currently listed on the Nasdaq Global Select Market under the symbol “MGAM” Prior to September 27, 2001, we were listed on the Nasdaq Small Cap Market under the same symbol. The following table sets forth the range of the quarterly high and low per-share sale prices for our common stock for the last two fiscal years, as reported by Nasdaq.

Fiscal Quarter	High	Low
First Quarter 2005	$15.84	$11.98
Second Quarter 2005	15.00	7.51
Third Quarter 2005	11.98	6.71
Fourth Quarter 2005	12.80	9.36

First Quarter 2006	$10.93	$8.50
Second Quarter 2006	15.26	8.77
Third Quarter 2006	15.14	9.10
Fourth Quarter 2006	10.78	7.99

There were approximately 60 holders of record of our common stock on December 7, 2006.

We have never declared or paid any cash dividends on our common stock. We intend to retain our earnings to finance growth and development, and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of any dividends on our common stock would be at the sole discretion of our Board of Directors, subject to the terms of our Credit Facility, our financial condition, capital requirements, future prospects, and other factors deemed relevant. We did not repurchase shares of our common stock during the fourth quarter of fiscal 2006. For a description of our authorized stock repurchase plans, see “PART II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Equity Compensation Plan Information

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)	Weighted-average exercise price of outstanding options, warrants, and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders	4,428,026	$6.67	2,232,716

Equity compensation plans not approved by security holders	541,000	7.99	—

Total	4,969,026	$6.81	2,232,716

(1)	Stock Plans are discussed in further detailed under “PART IV – Item 15. Financial Statements – Note 9. Stockholders’ Equity.”

ITEM 6. Selected Financial Data

The following selected financial data should be read in conjunction with our Consolidated Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this Annual Report.

	Years Ended September 30,
	2006	2005	2004	2003	2002
	(In thousands, except per-share amounts)
Consolidated Income Statement Data:
Revenues	$145,112	$153,216	$153,675	$124,673	$94,794
Operating income	7,502	29,822	50,431	50,731	40,406
Net income	3,532	17,643	32,772	31,655	25,265
Earnings per share:
Basic	0.13	0.64	1.19	1.22	1.01
Diluted	0.12	0.60	1.07	1.08	0.87
Consolidated Balance Sheet Data:
Working capital (deficit)	$(5,835)	$(19,401)	$249	$18,180	$11,477
Total assets	268,541	254,692	217,407	143,730	86,190
Long-term obligations	47,243	37,317	14,685	12,795	1,754
Total shareholders’ equity	167,945	158,917	150,147	102,112	65,512

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a supplier of interactive systems, electronic games, and player terminals for the Native American gaming market, as well as to the racetrack casino, charity and commercial bingo, sweepstakes, and video lottery markets. We design and develop networks, software and content that provide our customers, among other things, comprehensive gaming systems delivered through a telecommunications network that links our player terminals with one another, both within and among gaming facilities. Our ongoing development and marketing efforts focus on Class II and Class III gaming systems and products for use by Native American tribes throughout the United States, video lottery systems and other products for domestic and international lotteries, products for charity and commercial bingo opportunities, and promotional sweepstakes and amusement with prize systems.

We derive the majority of our gaming revenues and income from participation agreements under which we place player terminals, player terminal content licenses, and back-office equipment, which we collectively refer to as gaming equipment. To a lesser degree, we derive revenue from the placement of gaming equipment in the Washington State Class III market under lease-purchase or participation arrangements, and from the small back-office fees generated by those video lottery systems. We also generate gaming revenues in return for providing the central determinant system for a network of player terminals operated by the New York State Division of the Lottery. A significantly smaller portion of our revenues is generated from the sale of gaming equipment in the Class III market in Washington State, except for a relatively few periods during which market conditions result in a temporary increase in the number of player terminals sold during the period (e.g., the opening of a new casino, or a change in the law that allows existing casinos to increase the number of player terminals permitted under prior law).

Class II Market

We derive our Class II gaming revenues from participation arrangements with our Native American customers. Under these arrangements, we retain ownership of the gaming equipment installed at our customers’ tribal gaming facilities, and receive revenue based on a percentage of the hold per day generated by each gaming system. Our portion of the hold per day is reported by us as “Gaming revenue – Class II” and represents the total amount that end users wager, less the total amount paid to end users for prizes, and the amounts retained by the facilities for their share of the hold. Our New Generation gaming system operates at a speed considerably faster than our Legacy system, generally resulting in end users playing a greater number of games on our New Generation system in the same amount of time. As a result of the faster speed of play and higher payout ratios, we believe that end users derive a higher level of satisfaction from playing our New Generation games. We believe that this enhanced satisfaction results in end users playing more games and for longer periods of time than on our Legacy system, resulting in higher play on our New Generation system. Since July 2005, we have implemented the Gen5 gaming system at more than 85% of our customer sites and expect the remainder to be upgraded before the end of the calendar year. The product is replacing the Gen IV back-office system that we introduced in late 2003, which allowed us to enhance prior systems by adding bonus-round games and wide-area progressive jackpots to our extensive library of game titles. Currently, both systems are utilized in the field, as we are transitioning to the Gen5 System. The new Gen5 product features a more robust database for accounting, player tracking and database marketing, enhancing hardware and software redundancy, providing customers with currency accounting and player tracking support capabilities for third-party vendor games, and for offering the ability to include Class II and Class III compacted games on a single integrated system.

As the market has grown, we have seen new competitors with significant gaming experience and financial resources enter the Class II market. As the rules and regulations governing Class II gaming are clarified by court decisions and by new rule-making procedures, we expect there to be even more competition. New tribal-state compacts, such as the Oklahoma gaming legislation passed by referendum in 2004, have also led to increased competition. In addition, we continue to experience an extended period of inaction relative to enforcement of existing restrictions on non-Class II devices, which is forcing us to continue competing against games that do not appear to comply with the published regulatory restrictions on Class II games. As a result of this increased competition in Oklahoma, and continued conversion to games played under the compact, we have and may continue to experience pressure on our pricing model and hold per day, with the result that gaming providers are competing on the basis of price as well as the entertainment value and technological superiority of their products. We have also experienced and expect to continue to experience a decline in the number of our Class II games deployed in Oklahoma. While we will continue to compete by regularly introducing new and more entertaining games with technological enhancements that we believe will appeal to end users, we believe that the level of revenue retained by our customers from their installed base of player terminals will become a more significant competitive factor, one that may require us to change the terms of our participation arrangements with customers. We will continue the deployment of one-touch, compact-compliant Class III games in Oklahoma, which will reduce the number of Class II machines in play. Because of the dynamics of our markets in Oklahoma and elsewhere, we believe that a simple business model based upon the average hold per player terminal per day has become less relevant in predicting our performance, as our participation arrangements with customers have become less standardized and more complex.

Class III Market

The majority of our Class III gaming equipment in Washington State has been sold to customers outright, for a one-time purchase price, which is reported in our results of operations as “Gaming equipment, system sale and lease revenue.” Certain game themes we use in the Class III market have been licensed from third parties and are resold to customers along with our Class III player terminals. Revenue from the sale of Class III gaming equipment is recognized when the units are delivered to the customer, and the licensed games installed. To a considerably lesser extent, we also enter into either participation arrangements or lease-purchase arrangements for our Class III player terminals, on terms similar to those used for our player terminals in the Class II market.

We also receive a small back-office fee from both leased and sold gaming equipment in Washington State. Back-office fees cover the service and maintenance costs for back-office servers installed in each facility to run our Class III games, as well as the cost of related software updates.

During 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. The Oklahoma gaming legislation allows tribes to sign a compact with the state of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma are allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. On March 30, 2005, our bonanza-style bingo games became the first such games played in the state. As of September 30, 2006, we had placed approximately 2,408 player terminals at 25 facilities that are operating under the Oklahoma compact. Currently, all games operating under the Oklahoma State compact are at a 20% revenue share.

Charity and Commercial Bingo Market

In December 2003, we began installing a high speed, standard bingo game for the charity market in Alabama and as of September 30, 2006, we had 2,349 player terminals installed in three facilities. Charity bingo and other forms of charity gaming are operated by or for the benefit of nonprofit organizations for charitable, educational and other lawful purposes. These games are typically only interconnected within the gaming facility where the terminals are located. Regulation of charity gaming is vested with each individual state, and in some states, regulatory authority is delegated to county or municipal governmental units. We typically place player terminals under participation arrangements in the charity market and receive a percentage of the hold per day generated by each of the player terminals. In addition, we have installed a limited number of charity player terminals in the state of Louisiana and as of September 30, 2006, we had 170 units installed.

State Video Lottery Market

Beginning in January 2004, we began the first operation of our central determinant system for the video lottery terminal network that the New York Lottery operates at licensed New York State racetrack casinos. As payment for providing and maintaining the central determinant system, we receive a small portion of the network-wide hold per day. This contract provides for a three-year term with an additional three one-year automatic renewal under certain conditions. In January 2006, we began installing video lottery terminals in Iowa. During the fiscal year ended September 30, 2006, legislation in Iowa required the removal of all video lottery terminals on or before May 3, 2006. During fiscal year 2006, all installed terminals had been removed. During the period the terminals were active, we effectively received hold-per-day-based payments for providing the player terminals, and an additional percentage of the hold per day for providing the system.

Promotional Sweepstakes Market

On December 15, 2005, we leased a promotional sweepstakes system to the Birmingham Race Course, a greyhound race course in Birmingham, Alabama. A promotional sweepstakes allows a patron to obtain sweepstakes entries either by purchasing a product or service or by other means whereby no purchase is necessary. There are a number of methods that allow a patron to redeem sweepstakes entries, including having the predetermined outcome displayed by video card readers. On December 22, 2005, the Jefferson County Sheriff served a search warrant that an Alabama state judge had issued for the Birmingham Race Course. Pursuant to the search warrant, the sheriff shut down the promotional sweepstakes system that was operating at the facility. On January 31, 2006, the Alabama Circuit Court issued a Declaratory Judgment and Injunction that declared that the promotional sweepstakes was legal under Alabama law (see “Recent Developments”). On March 22, 2006, the Jefferson County District Attorney appealed the entire final judgment to the Alabama Supreme Court.

On December 1, 2006, the Alabama Supreme Court issued an opinion in the case of Barber v. Jefferson County Racing Association, Inc., Docket No. 1050857, or the Opinion, reversing an opinion of the Jefferson County, Alabama Circuit Court and rendering judgment in favor of District Attorney Barber.

The Opinion does not become a final, enforceable judgment until certain procedural time periods have elapsed, including fourteen days for the filing of an application for rehearing. At present, our attorneys are analyzing the Opinion and our alternatives as a result of the Opinion.

If the Opinion were to become final after December 31, 2006, we would record in the quarter ending December 31, 2006 an additional charge of approximately $130,000 for the unamortized balance of capitalized installation costs and software.

International Commercial Bingo Market

On March 17, 2006, we entered into a contract with Apuestas Internacionales, S.A. de C.V., or Apuestas, a subsidiary of Grupo Televisa, S.A., to provide traditional and electronic bingo gaming, technical assistance, and related services for Apuestas’ locations in Mexico. Apuestas was granted a permit by the Ministry of the Interior of Mexico to operate bingo and sports books at 65 gaming facilities throughout Mexico. We will provide a minimum of 70% of the player terminals for the bingo operations in the gaming facilities, and will both retain ownership of the gaming equipment installed at the gaming facilities, and receive revenue based on a percentage of the hold per day generated by each player terminal. Our portion of the hold per day is reported as “Gaming revenue – All other,” and represents the total amount that end users wager, less the total amount paid to end users for prizes, and the amounts retained by the facilities for their share of the hold.

As of September 30, 2006, we had installed 600 player terminals at four sites in Mexico under this contract. Currently, there are five sites with 919 units installed. To date, there are not as many permanent facilities opened as we originally projected, and the hold per day in certain of the open facilities is below our original expectations. We currently expect a total of ten facilities to be opened by May 2007.

Development Agreements

As we seek to continue the growth in our customer base and to expand our installed base of player terminals, a key element of our strategy has become entering into development agreements with various Native American tribes to help fund new or expand existing tribal gaming facilities. Pursuant to these agreements, we advance funds to the tribes for the construction of new tribal gaming facilities or for the expansion of existing facilities.

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

In return for the amounts advanced by us, we receive a commitment for a fixed number of player terminal placements in the facility or a fixed percentage of the available gaming floor space, and a fixed percentage of the hold per day from those terminals over the term of the development agreement. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of our guaranteed floor space. We are aware that certain of our games may not currently meet these performance standards. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment, have been repaid. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment, have been repaid.

We have in the past and in the future expect to, reduce the number of player terminals in certain of our Class II facilities as a result of ongoing competitive pressures faced by our customers from alternative gaming facilities and pressures faced by our machines from competitors’ products. We have in the past and in the future may also, by mutual agreement and for consideration, amend these contracts in order to reduce the number of player terminals at these facilities.

To date, we have entered into development agreements for an aggregate commitment to advance approximately $160.0 million. As of September 30, 2006, we had advanced a total of $145.2 million under such agreements and expect to advance the remaining $14.8 million over the next twelve months.

Recent Developments

In October 2005, the DOJ made available to the public proposed legislation the agency has drafted amending the Johnson Act. After conducting a series of consultation meetings with Indian tribes, the DOJ released a newly revised draft bill earlier this year that, if enacted, could materially and adversely affect our Class II gaming market. The proposed legislation would classify electronic technologic aids used by Native American tribes in Class II games, such as bingo, as gambling devices, and would authorize the use of such Class II devices by Native American tribes only if such devices are certified by the NIGC as Class II technologic aids. The proposed legislation authorizes the NIGC to promulgate regulations regarding the use of technologic aids. The NIGC regulations must maintain a distinction between Class II technologic aids and Class III gambling devices, based upon the internal and external characteristics of the gambling devices, and the manner in which games using gambling devices are played. The DOJ has not yet found congressional sponsors for its proposed bill.

On December 15, 2005, we leased a promotional sweepstakes system to the Birmingham Race Course, a greyhound race course in Birmingham, Alabama. A promotional sweepstakes allows a patron to obtain sweepstakes entries either by purchasing a product or service or by other means whereby no purchase is necessary. There are a number of methods that allow a patron to redeem sweepstakes entries, including having the predetermined outcome displayed by video card readers. On December 22, 2005, the Jefferson County Sheriff served a search warrant that an Alabama state judge had issued for the Birmingham Race Course. Pursuant to the search warrant, the sheriff shut down the promotional sweepstakes system that was operating at the facility. On January 31, 2006, the Alabama Circuit Court issued a Declaratory Judgment and Injunction that declared that the promotional sweepstakes was legal under Alabama law. On March 22, 2006, the Jefferson County District Attorney appealed the entire final judgment to the Alabama Supreme Court.

On December 1, 2006, the Alabama Supreme Court issued an opinion in the case of Barber v. Jefferson County Racing Association, Inc., Docket No. 1050857, or the Opinion, reversing an opinion of the Jefferson County, Alabama Circuit Court and rendering judgment in favor of District Attorney Barber.

Results of Operations

The following tables set forth our end-of-period and average installed base of player terminals for the years ended September 30, 2006, 2005 and 2004.

	At September 30,
	2006	2005	2004
End-of-period installed player terminal base:
Class II player terminals
New Generation system - Reel Time Bingo	7,280	9,189	9,805
Legacy system	373	461	846
Oklahoma compacted games	2,408	1,076	—
Other player terminals(1)	3,119	2,565	2,753

	Years Ended September 30,
	2006	2005	2004
Average installed player terminal base:
Class II player terminals
Reel Time Bingo	8,404	10,035	8,830
MegaNanza	—	—	20

New Generation system	8,404	10,035	8,850
Legacy system	396	638	1,168
Oklahoma compacted games	1,393	400	—
Other player terminals(1)	2,839	2,942	1,292

(1)	Other player terminals include charity, TILG, Mexico and Iowa Lottery. The period end counts are not affected by the Iowa Lottery, as no units were installed at the end of the fiscal year.

At September 30, 2006, there were 1,318 sweepstakes video readers installed and the average installed base for fiscal year 2006 was 820. There were no sweepstakes video readers installed during fiscal years 2005 and 2004. These sweepstakes video readers are not included in the above tables.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included under Item 15. Exhibits and Financial Statement Schedules.

Fiscal 2006 Compared to Fiscal 2005

Total revenues for 2006 were $145.1 million, compared to $153.2 million in 2005, an $8.1 million, or 5% decrease.

Gaming Revenue – Class II

•	Class II gaming revenue decreased by $24.6 million, or 22%, from $113.8 million in 2005 to $89.2 million in 2006.

•	Legacy revenue decreased $1.2 million, or 29%, to $3.0 million in 2006, from $4.2 million in 2005. The average installed base of Legacy player terminals decreased 38%, which was partially offset by a 20% increase in hold per day.

•	Reel Time Bingo revenue was $86.2 million in 2006, compared to $109.6 million in 2005, a $23.4 million, or 21% decrease. The average installed base of player terminals and the average hold per day decreased 16% and 8%, respectively. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, increased $1.8 million, or 68% to $4.3 million in 2006, compared to $2.5 million in 2005. During 2006, we continued to convert Reel Time Bingo player terminals to games played under the compact, which are included in “Gaming revenue - All other,” and we expect this trend to accelerate in the future as Reel Time Bingo competes with the higher hold per day of compact games. In addition, as a result of the conversion from Reel Time Bingo to games played under the compact, our revenue share percentage will decrease to the market rate for compact games.

Gaming Revenue – Charity

•	Charity gaming revenues decreased 2%, to $18.4 million for 2006, compared to $18.8 million for the same period of 2005. The average installed player terminal base increased 5% from the expansion of an existing facility in 2006, compared to 2005, but was partially offset by a 10% decrease in the average hold per day.

Gaming Revenue – All Other

•	Class III rental and back-office fees in Washington State decreased 20%, to $4.6 million in 2006, from $5.8 million during the same period of 2005. As of January 2006, we no longer have any rental customers. We continue to receive a small back-office fee from each of the twelve gaming facilities where we are located.

•	In March 2005, we began converting Reel Time Bingo player terminals to games that could be played under the Oklahoma compact. These games generated revenue of $10.6 million in 2006, compared to $2.5 million in 2005, an increase of $8.1 million. At September 30, 2006, 2,408 player terminals were installed compared to 1,076 at September 30, 2005.

•	Other recurring gaming revenue generated from TILG decreased from $3.8 million in 2005 to no revenue during fiscal 2006. The decrease relates to the second-quarter fiscal 2005 conversion of the remaining TILG Point-of-Sale Terminals, or POSTs to Reel Time Bingo.

•	Revenues from the New York Lottery system increased 27%, to $2.6 million in 2006, from $2.1 million in 2005. At September 30, 2006, six of the nine planned racetrack casinos are operating, with approximately 6,400 total terminals. To date, we have realized substantially less revenue than anticipated from our New York Lottery operations, in significant part due to delays in the opening of planned racetrack casino operations at several racetracks. We are nevertheless required to incur ongoing expenses associated with development and maintenance of the New York video lottery system, and we do not currently expect to have profitable operations from that system until one or more of the larger racetrack casinos open. Subsequent to September 30, 2006, two facilities opened with approximately 3,100 additional terminals.

•	The Iowa Lottery system generated revenue of $616,000 in 2006 and operated between January 2006 and May 2006, when new legislation in Iowa requiring the removal of all video lottery terminals became effective. Revenue from providing player terminals is recorded in “Gaming equipment, system sale and lease revenue.”

•	As of September 30, 2006, we had installed 600 player terminals at four sites in Mexico under this contract. Currently, there are five sites with 919 units installed. To date, there are not as many permanent facilities opened as we originally projected, and the hold per day in certain of the open facilities is below our original expectations. Our revenue share is in the range of the other markets in which we operate. We currently expect a total of ten facilities to be opened by May 2007.

Other Revenue

•	Other revenues increased to $4.5 million for fiscal 2006, from $2.2 million during fiscal 2005. The increase was primarily the result of the installation of the sweepstakes system in Alabama. At September 30, 2006, we had 1,318 sweepstakes video readers installed with a weighted average installed base of 820 for the fiscal year. In accordance with the Alabama Supreme Court decision, we expect the sweepstakes to be removed in January 2007.

Gaming Equipment and System Sale and Lease Revenue and Cost of Sales

Gaming equipment and system sale revenue of $11.1 million was recognized in 2006 on the sale of 416 units and the sale of a lottery system. In 2005, gaming equipment and system sale revenue of $999,000 was recognized on the sale of 49 units and the sale of a player tracking system. In the fiscal years ended 2006 and 2005, gaming equipment sale revenue included revenues of $1.1 million related to a certain equipment sale being recognized ratably over the three-year term of the agreement. License revenues for 2006, were $1.0 million, compared to $2.2 million for 2005. Equipment lease revenues for 2006 were $681,000, with no comparable lease revenues existing in 2005. Total cost of sales, which includes cost of royalty fees, was $11.8 million in 2006 and $3.6 million in 2005. The increase relates to the increased gaming equipment and system sale revenue discussed above. Royalty fees decreased due to lower revenue on some licensed game themes in play.

International Commercial Bingo Market

As of September 30, 2006, we had installed 600 player terminals at four sites in Mexico under this contract. Currently, there are five sites with 919 units installed. To date, there are not as many permanent facilities opened as we originally projected, and the hold per day in certain of the open facilities is below our original expectations. We currently expect a total of ten facilities to be opened by May 2007.

For fiscal 2006, we generated a loss of approximately $1.5 million related to the Mexican operations. This loss was generated primarily from start-up costs associated with entering a new market. We incurred approximately $2.0 million dollars of selling, general and administrative costs, including $692,000 in legal and professional fees, $453,000 in travel costs and $245,000 in shipping costs. We expect that the Mexican operations will be profitable in fiscal 2007, as we will continue to place additional player terminals and we will not incur the same levels of start-up costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 10%, to $68.6 million in 2006, from $62.7 million in 2005. This increase was primarily a result of a) an increase in share-based compensation of $2.7 million for 2006, compared to no employee share-based compensation expense in 2005; b) an increase in legal, professional and lobbying services of approximately $1.5 million due to our involvement in litigation, research of new products and our entry into new markets; c) an increase in bad debt expense of $1.0 million resulting from bad dept expense of $849,000 in the current year, compared to a recovery of $196,000 in the prior year; and d) an increase in salaries and wages and the related employee benefits of approximately $888,000 relating to additional staff hired to design and develop gaming systems and content and monitor and develop new markets (at September 30, 2006, we employed 503 full-time and part-time employees, compared to 462 at September 30, 2005). These increases were partially offset by a decrease in consulting and contract labor of $1.3 million and primarily relate to the reduction of commissions for outside sales. Repairs and maintenance, transportation, and related costs decreased $503,000 due to a higher number of installations that occurred in fiscal 2005.

Effective September 30, 2005, we accelerated the vesting for certain out-of-the-money unvested stock options previously awarded to employees and directors under our stock option plans. We made the decision to immediately vest these options to avoid compensation expense related to those options upon adoption of the Financial Accounting Standards Board’s, or FASB’s, issuance of Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock Based Compensation,” (Revised 2004). With this action, options to purchase 311,625 shares of our common stock at exercise prices ranging from $10.15 to $21.53, that would otherwise have vested at various times over the next four years became fully vested. Absent the acceleration of these options, upon adoption of SFAS No. 123(R), “Share-Based Payment,” on October 1, 2005, we would have been required to recognize approximately $1.5 million in pre-tax compensation expense from these options over their remaining vesting terms. This current estimate was calculated using the Black-Scholes model. By vesting the selected previously unvested options, that amount of stock-based compensation expense under SFAS No. 123 will only be reflected in our footnote disclosures under the pro forma disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

Depreciation and Amortization

Depreciation expense decreased 3%, to $50.7 million in 2006, from $52.3 million in 2005, primarily as a result of certain player terminals becoming fully depreciated. We expect depreciation expense to increase as we increase our installed base of Oklahoma compacted games. Amortization expense increased 37% to $6.5 million in 2006, compared to $4.8 million in 2005. The majority of the increase was related to amortization of license agreements for gaming content and internally developed software. The net book value of internally-developed software at September 30, 2006, was $7.0 million, compared to $6.7 million at September 30, 2005.

Other Income and Expense

Interest income increased 52%, to $3.0 million in 2006, from $2.0 million in 2005, due to the higher balance of notes receivable bearing interest rates resulting from advances under certain development agreements. We entered into a development agreement with a customer under which approximately $41.2 million in advanced funds will be reimbursed based upon levels of revenues generated from the facility. We calculated an imputed interest on this receivable utilizing an interest rate range of 6% to 8.25% correlated to the timing of the original advances. These interest rates are applied over the expected reimbursement period. We recorded $1.2 million of imputed interest income during fiscal 2006 in accordance with Accounting Principles Board Opinion, or APB, No. 21, “Interest on Payables and Receivables.”

Interest expense increased 65%, to $4.5 million for 2006, from $2.7 million for 2005, due primarily to an increase in amounts outstanding under our Credit Facility of $28.2 million and an overall increase in interest rates. The Credit Facility provides us with a $20.0 million term loan facility, or the Term Loan, a $25.0 million revolving line of credit, or the Revolver, and $35.0 million and $9.5 million in reducing revolving lines of credit, or the Reducing

Revolvers. As we continue to fund our capital commitments pursuant to our development agreements and otherwise, we will likely be required to borrow more money under our Credit Facility. As a result, our interest expense will likely continue to increase in the future.

Income Tax Expense

Income tax expense decreased to $2.5 million for 2006, compared to an income tax expense of $11.5 million in 2005. These figures represent effective tax rates of 41.6% and 39.4% for fiscal 2006 and 2005, respectively. SFAS No. 123(R) is a revision of SFAS No. 123, and includes several modifications to the way that income taxes are recorded in the financial statements. The expense for incentive stock option grants is only deductible for financial reporting and income tax purposes at the time that the taxable event takes place, which could cause variability in our effective tax rates recorded throughout our fiscal year. The higher effective tax rate for 2006 was primarily a result of the timing of such deductibility of stock options.

Our tax years ended 2002, 2003 and 2004 are currently under examination from the Internal Revenue Service, or IRS. We have received an assessment of approximately $686,000, primarily relating to the deductibility of certain lobbying expenses the IRS has determined should be disallowed. We have appealed the assessment, and included in our appeal is a refund claim for overallocating nondeductible lobbying expenses. We have not recorded a reserve for the assessment because a liability is not probable at this time nor is it estimatable. If the assessment is upheld, our effective tax rate would be higher for the year during which the matter is settled.

Fiscal 2005 Compared to Fiscal 2004

Total revenues for 2005 were $153.2 million, compared to $153.7 million in 2004, a $459,000 decrease.

Gaming Revenue – Class II

•	Class II gaming revenue decreased by $5.8 million, or 5%, from $119.6 million in 2004 to $113.8 million in 2005.

•	Legacy revenue decreased $3.6 million, or 46%, to $4.2 million in 2005, from $7.8 million in 2004. The average installed base of Legacy player terminals decreased 45%, which was partially offset by an 8% increase in hold per day.

•	For 2005, New Generation system revenues, which include Reel Time Bingo and MegaNanza games, were $109.6 million, compared to $111.7 million in 2004, a $2.1 million, or 2% decrease. The average installed base of player terminals increased 13%, but was partially offset by a 7% lower average hold per day. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, increased $2.4 million, to $2.5 million in 2005, from to $53,000 for 2004, since several facilities covered under development agreements opened during fiscal 2005. During 2005, 1,147 Reel Time Bingo player terminals were converted to games played under the compact.

Gaming Revenue – Charity

•	Charity gaming revenues increased $9.2 million, to $18.8 million for 2005, compared to $9.6 million for the same period of 2004. The average installed player terminal base increased 178% in 2005 compared to 2004, but was partially offset by a 25% decrease in the average hold per day resulting from facilities increasing their install base to maximize earnings. In December 2003, we began installing our first electronic player terminals in the Alabama charity market. The greater average installed player terminal base increased primarily because these terminals were installed for the entire year. Two existing Alabama facilities also expanded in 2005. In addition, we have installed a limited number of charity player terminals in the state of Louisiana.

Gaming Revenue – All Other

•	Class III rental and back-office fees increased 15% in 2005, to $5.8 million, from $5.0 million during the same period of 2004.

•	In March 2005, we began converting Reel Time Bingo player terminals to games that could be played under the Oklahoma compact. These games generated revenue of $2.5 million in 2005, compared to no revenue in 2004. At September 30, 2005, 1,076 player terminals were installed.

•	Other recurring gaming revenue generated from TILG, which was launched late in the first quarter of fiscal 2004, decreased to $3.8 million for 2005, compared to $5.0 million in same period of 2004. TILG revenue decreased due to the conversion of TILG terminals to Reel Time Bingo during the second quarter of 2005.

•	Revenues from the New York lottery system increased to $2.1 million in 2005 from $1.0 million in 2004. We began generating revenues from the central determinant system for the New York Lottery in January 2004. To date, we have realized substantially less revenue than anticipated from our New York Lottery operations, in significant part due to delays in the opening of planned operations at several racetrack casinos. We are nevertheless required to incur ongoing expenses associated with development and maintenance of the New York video lottery system, and we do not currently expect to have profitable operations there until one or more of the larger racetrack casinos open.

Gaming Equipment and System Sale and Lease Revenue and Cost of Sales

Gaming equipment and system revenue of $999,000 reflected sales of 49 player terminals and the sale of a player tracking system in 2005, compared to revenue of $8.8 million for the sale of 804 player terminals and the sale of a player tracking system in 2004. In the fiscal year ended 2005, gaming equipment sale revenue included revenues of $1.1 million related to a certain equipment sale being recognized ratably over the three-year term of the agreement. License revenues for 2005 were $2.2 million, compared to $2.5 million for 2004. Equipment lease revenues in 2004 were $188,000, with no comparable lease revenues existing in 2005. Total cost of sales, which includes cost of royalty fees, was $3.6 million in 2005 and $6.6 million in 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased to $62.7 million in 2005, from $59.4 million in the same period of 2004. The increase continued to reflect higher salaries and wages and the related employee benefits and taxes, which increased approximately $3.7 million, due to the additional personnel hired to develop our gaming systems and content, and to monitor and develop proposals to address opportunities in both domestic and international markets. At September 30, 2005, we employed 462 full-time and part-time employees, compared to 444 at September 30, 2004. Legal, professional and lobbying fees increased approximately $2.8 million, primarily as a result of increased legal and professional services related to our research of new products, entry into new markets and external Sarbanes-Oxley compliance costs. Advertising and promotion expense decreased $2.0 million, due to our entrance into new markets early in fiscal 2004. Repairs and maintenance, transportation, and related costs decreased by $1.9 million, due to start-up expenses in fiscal 2004’s fourth quarter for the large charity installations made in the first quarter of fiscal 2005. Bad debt expense decreased $192,000, as certain accounts receivable, previously reserved for, were recovered. The fiscal 2005 reduction in travel costs of $514,000 was due to increased fiscal 2004 travel related to the entrance into new markets.

Depreciation and Amortization

Depreciation expense increased 50% in 2005, to $52.3 million, from $34.8 million in 2004, primarily as the result of an increase in the number of player terminals in our rental pool. Amortization expense increased to $4.8 million in 2005, compared to $2.5 million in 2004. The majority of the increase was related to amortization of license agreements for gaming content and internally developed software.

Other Income and Expense

Interest income increased 78% in 2005, to $2.0 million, from $1.1 million in 2004, due to the higher balance of notes receivable bearing variable interest rates resulting from advances under certain development agreements.

Interest expense amounted to $2.7 million for 2005 and $1.5 million for 2004, due to an increase in amounts outstanding under our Credit Facility and an overall increase in interest rates. As we continue to fund our capital commitments pursuant to our joint development agreements and otherwise, we will likely be required to borrow more money under our Credit Facility. As a result, our interest expense will likely continue to increase in the future.

Income Tax Expense

Income tax expense decreased to $11.5 million for 2005, compared to an income tax expense of $17.3 million in 2004. These figures represent effective tax rates of 39.4% and 34.5% for fiscal 2005 and 2004. The fiscal 2004 tax provision was positively affected primarily by certain one-time adjustments related to a favorable IRS, examination, and a lower-than-expected actual state tax rate, resulting from lower apportionment factors and the amount of federal taxable income apportioned to states with lower tax rates than anticipated previously in our estimated effective state tax rate.

Our tax years ended 2002, 2003 and 2004 are currently under examination from the IRS. We have received an assessment of approximately $686,000, primarily relating to the deductibility of certain lobbying expenses the IRS has determined should be disallowed. We have appealed the assessment, and included in our appeal is a refund claim for overallocating nondeductible lobbying expenses. We have not recorded a reserve for the assessment because a liability is not probable at this time nor is it estimatable. If the assessment is upheld, our effective tax rate would be higher for the year in which the matter is settled.

Recent Accounting Pronouncements Issued

In December 2004, the FASB issued SFAS No 123(R), and in March 2005, issued Staff Accounting Bulletin, or SAB, No. 107, to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS 123 and supersedes APB No. 25, “Accounting for Stock Issued to Employees.” We adopted SFAS 123(R) on October 1, 2005, the effects of which are discussed under Results of Operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of both APB No. 20, “Accounting Changes,” and SFAS No. 3, and which changes the requirements for accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles and also to changes required by an accounting pronouncement that does not contain specific transition provisions. SFAS No. 154 carries forward without change, the guidance contained in APB No. 20, for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We will be adopting SFAS No. 154 effective October 1, 2006, and do not expect the adoption to have a material impact on our financial position and results of operations. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption to have a material impact on our financial position and results of operations.

In September 2006, the Securities and Exchange Commission, or SEC issued SAB No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires companies to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements on the current year financial statements. This pronouncement is effective for us in fiscal 2007. We do not believe SAB 108 will have a material effect on the financial statements and related disclosures.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007. We are currently evaluating the effect, if any, of SFAS 157 on our consolidated financial statements.

Liquidity and Capital Resources

At September 30, 2006, we had unrestricted cash and cash equivalents of $4.9 million, compared to $118,000 at September 30, 2005. Our working capital for 2006 increased to a working capital deficit of $5.8 million, compared to a working capital deficit of $19.4 million for 2005. The working capital deficit as of September 30, 2006 was primarily the result of our continued investment in development agreements and our acquisition of property and equipment and leased gaming equipment. During 2006, we used $37.6 million for capital expenditures of property and equipment, and advanced $21.7 million, net of amounts reimbursed, under development agreements. During the year ended September 30, 2006, we increased our borrowings under the Credit Facility by $28.2 million. At September 30, 2006, we had $17.0 million in current notes receivable, compared to $9.4 million at September 30, 2005.

As of September 30, 2006, our total contractual cash obligations were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Revolving lines of credit(1)	$15,941	$47,037	$1,639	$—	$64,617
Long-term debt(2)	4,503	1,255	14	—	5,772
Capital leases(3)	804	50	—	—	854
Operating leases(4)	1,890	3,413	1,403	—	6,706
Purchase commitments(5)	29,564	10,767	288	1,416	42,035
Payments due under employment agreement(6)	250	500	500	1,833	3,083
Gaming facility joint development agreements(7)	14,812	—	—	—	14,812

Total	$67,764	$63,022	$3,844	$3,249	$137,879

(1)	The revolving credit lines bear interest at a rate of Prime (8.25% as of September 30, 2006)
(2)	Consists of various three-to-five-year loans for the purchase of automobiles and property and equipment at an overall average annual interest rate of 7.52%, a five-year loan related to financing our corporate aircraft at an annual interest rate of LIBOR plus 2.75% (8.05% as of September 30, 2006), and amounts borrowed under our Credit Facility at an annual interest rate of Prime (8.25% as of September 30, 2006).
(3)	Consists of various three-year capital leases for property and equipment at an overall average annual interest rate of 6.77%.
(4)	Consists of operating leases for our facilities and office equipment that expire at various times through 2010.
(5)	Consists of commitments to order third-party license agreements and for the purchase of player terminals.
(6)	Represents the expected future payments due, based on life expectancy tables, to Gordon Graves for his noncompete agreement entered into under his Employment Agreement, further discussed under “PART IV - Item 15. Financial Statements – Note 10. Commitments and Contingencies.”
(7)	Represents commitments for payments toward development and construction and/or expansion of tribal gaming facilities. For purposes of this table, cash obligations under development agreements are considered payable over the next twelve months, although the actual timing of payments may extend beyond twelve months, depending on the number and schedule of development projects ongoing at any given time.

During fiscal 2006, we generated cash from operations of $52.2 million, compared to $79.5 million during 2005. This $27.3 million decrease in cash generated from operations over the prior period was primarily a result of the decrease in earnings during the current year, the timing of payments related to accounts payable, as well as the timing of accounts and notes receivable collections and income taxes.

Cash used in investing activities decreased to $64.8 million in 2006, from $101.3 million in 2005. The decrease resulted from a $10.5 million decrease in cash capital expenditures, to $37.6 million in 2006, down from $48.1 million in 2005. Net amounts advanced under development agreements during fiscal 2006 decreased $23.0 million to $21.7 million, from $44.7 million.

During the year ended September 30, 2006, capital expenditures consisted of:

Capital Expenditures
(In thousands)
Gaming equipment	$32,785
Third-party gaming content licenses	4,503
Other	351

Total	$37,639

Cash provided by financing activities for 2006 was $17.4 million, compared to $17.1 million in 2005. During 2006, we collected $4.2 million from the exercise of warrants and options and the related tax benefit, compared to $1.9 million in 2005. Net borrowings under our revolving line of credit were $28.2 million for fiscal 2006, compared to $27.8 million during fiscal 2005.

Our projected capital expenditures for the next year will consist of player terminals and related gaming equipment placed with our customers under participation arrangements, to which we have committed $30.0 million under purchase arrangements with certain vendors. We also project substantial capital outlays of approximately $14.8 million in connection with the development of new and expanded tribal gaming facilities, and the increased costs of maintaining and/or upgrading our rental pool of player terminals. These may include substantial capital expenditures in connection with potential acquisitions. In our strategy of partnering with current and prospective customers to develop tribal gaming facilities that will house our player terminals, and in pursuing any potential acquisitions, we may make expenditures that could significantly affect our cash flow and liquidity, and use a significant portion of both our cash flow from operations and any proceeds we receive from debt or equity financing we might undertake. Our total capital expenditures will depend upon the number of player terminals that we are able to place in service, or terminal upgrades, during the year, as well as the number and size of tribal gaming facilities we develop under existing or future agreements. Additional capital expenditures will be required for player terminals if we are successful in introducing our games into new markets, such as additional charity bingo markets. In addition to manufacturing our own, we also purchase player terminal and licenses from third-party gaming equipment suppliers.

To date, we have entered into development agreements (further described under “PART IV – Item 15. Financial Statements – Note 1. Summary of Significant Accounting Policies”) with our customers to provide up to $160.0 million toward the construction of tribal gaming facilities. The development agreements typically require that some or all of the construction advances be repaid to us. As of September 30, 2006, we had advanced a total of $145.2 million under such agreements, and expect to advance the remaining $14.8 million over the next twelve months.

At September 30, 2006, our debt structure consisted of a Credit Facility, which provided us with a $20.0 million Term Loan, a $25.0 million Revolver, and $35.0 million and $9.5 million Reducing Revolvers. As of September 30, 2006, we may borrow up to $62.5 million. We have availability of $6.5 million, which is further reduced by $1.1 million, reflecting outstanding letters of credit. As of September 30, 2006, the current portion is $12.8 million, while the remaining $43.2 million is noncurrent.

The Credit Facility contains financial covenants, as defined in the agreement, that include a maximum indebtness to EBITDA ratio of 1.50:1.00, a maximum total liabilities to tangible net worth ratio of 1.25:1.00, a minimum trailing twelve-month EBITDA of $60.0 million and a maximum rolling four-quarter capital expenditures rate, including advances made under development agreements, of $175.0 million. We were in compliance with these covenants as of September 30, 2006.

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

Off Balance Sheet Arrangements

At September 30, 2006, we had $1.2 million in outstanding letters of credit, primarily for performance of an international contract.

Stock Repurchase Authorizations

Our Board of Directors authorized us to repurchase 900,000 shares of our common stock, effective April 2000, an additional 3,000,000 shares of our common stock, effective September 2001, and an additional 748,690 shares of our common stock, effective July 2004. The timing and total number of shares repurchased will depend upon prevailing market conditions and other investment opportunities, and capital commitments associated with our development agreements. At September 30, 2006, there were approximately 887,000 shares authorized for repurchase.

During fiscal 2006 and 2005, we repurchased with cash 159,146 and 1,216,591 shares, respectively, of our common stock, at an average cost of $9.15 and $8.96, respectively.

Critical Accounting Policies

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. There can be no assurance that actual results will not differ from those estimates. We believe the following represent our most critical accounting policies.

Revenue Recognition. The majority of our gaming revenue is of a recurring nature, and is generated under participation arrangements when we provide our customers with player terminals, player terminal content licenses, and back-office equipment, collectively referred to as gaming equipment. Under these arrangements, we retain ownership of the gaming equipment installed at customer facilities, and receive revenue based on a percentage of the hold per day generated by the gaming equipment. Certain of our arrangements require a portion of the facilities’ hold per day to be set aside to fund facility-specific marketing, advertising, promotions, and service. These amounts are offset against revenue, and deferred in a liability account until expended. Participation revenue generated from our Native American Class II product is reported in our results of operations as “Gaming revenue – Class II,” revenue from our charity bingo product is included in “Gaming revenue – Charity,” and participation revenue from our TILG, Mexico and Native American Class III products, including games played under the Oklahoma Compact and the Iowa Lottery, are included in “Gaming revenue – All other.”

We also generate revenues from the sale or lease of Class III gaming equipment in Washington State and from related small back-office fees on the installed equipment. Back-office fees cover the service and maintenance costs for back-office servers installed in each gaming facility to run our gaming equipment, as well as the cost of related software updates. These back-office fees are reported in our results of operations as a part of “Gaming revenue – All other.” For those player terminals sold to our customers, the back-office fees are based on a considerably smaller fee than the revenue received from terminals being rented under participation arrangements. Revenue from participation arrangements and back-office fees are generally considered both realizable and earned at the end of each gaming day.

We provide gaming solutions to domestic and international lottery organizations through a combination of gaming equipment and gaming systems that use central determinant system technology. The equipment and systems are either sold outright for a one-time fee, or are provided on a participation basis, whereby we receive a small portion of the network-wide hold, which is reported in our financial results of operations as a part of “Gaming revenue – All other.”

We also market a modular suite of software gaming support products, such as player tracking, which enables operators to monitor, manage and track player activity, and slot accounting systems, slot management systems, and slot monitoring systems, collectively referred to as the MGAMe® System. The MGAMe system is either sold to customers as a complete system, or on a module-by-module basis for a one-time license fee with a recurring fee for post-contract support, or is provided under a participation arrangement.

Sales of our gaming equipment and gaming systems are reported under “Gaming equipment, system sale and lease revenue.”

Revenue from the sale of software is accounted for under Statement of Position 97-2, “Software Revenue Recognition,” or SOP 97-2, and its various interpretations. If vendor-specific objective evidence of fair value does not exist, the revenue is deferred until such time that all elements have been delivered or services have been performed. If any element is determined to be essential to the function of the other, revenues are generally recognized over the term of the services that are rendered.

In accordance with the provisions of Emerging Issues Task Force, or EITF, Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, sales that are considered to contain “multiple deliverables” are bifurcated into accounting units based on their relative fair market value, provided each component is not essential to the function of the other. The majority of our multiple element contracts are for some combination of player terminals, content, system software, license fees and maintenance.

Revenues from the stand-alone product sales or separate accounting units are recorded when: a) persuasive evidence of an arrangement exists and the sales price is fixed and determinable; b) delivery has occurred and services have been rendered; and c) collectibility is reasonably assured.

Property and Equipment and Leased Gaming Equipment. Property and equipment and leased gaming equipment is stated at cost. The cost of property and equipment and leased gaming equipment is depreciated over their estimated useful lives, generally using the straight-line method for financial reporting, and regulatory acceptable methods for tax reporting purposes. Player terminals placed with customers under participation arrangements are included in leased gaming equipment. Leased gaming equipment includes a “pool” of rental terminals, i.e., the “rental pool.” Rental pool units are those units that have previously been placed in the field under participation arrangements, but are currently back with us being refurbished and/or awaiting redeployment. Routine maintenance of property and equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated useful life of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in our results of operations.

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

Share-Based Compensation Expense. Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method, we recognize compensation expense for all share-based payments granted after November 1, 2005 and prior to but not yet vested as of October 1, 2005, in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we recognize share-based compensation net of an estimated forfeiture rate, and only recognize compensation cost for those shares expected to vest on a straight-line basis over the service period of the award. Prior to SFAS 123(R) adoption, we accounted for share-based payments under APB No. 25, and accordingly generally recognized compensation expense only if options were granted to outside consultants with a discounted exercise price.

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

Development Agreements. We enter into development agreements to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to exclusive placement of our player terminals, and we receive a fixed percentage of those player terminals’ hold per day over the term of the agreement. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of our guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the hold to be used to repay some or all of the advances recorded as notes receivable. Amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the life of the contract, which is recorded as a reduction of revenue generated from the gaming facility. Amounts related to personal property owned by us and located at the tribal gaming facility are carried in our property and equipment, and depreciated over the estimated useful life of the related asset. In the past and in the future, we may by mutual agreement and for consideration, amend these contracts to reduce our floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset recovered for that particular development agreement, if any.

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the year ended September 30, 2006, there was no impairment to the assets’ carrying values.

Notes Receivable. We enter into notes receivable arrangements for the reimbursement of certain development agreement advances and for the sale of equipment and these notes generally bear interest at prevailing interest rates. For notes receivable that do not contain an interest rate, we impute interest at prevailing rates. The notes receivable from equipment sales are collateralized by the related equipment sold and by certain personal property for the notes receivable for development agreements. We periodically review our notes for possible impairment whenever events indicate that the carrying value has been impaired and may not be recoverable.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts related to our accounts receivable and notes receivable that have been deemed to have a high risk of collectibility. Management reviews its accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and creditworthiness when evaluating the adequacy of its allowance for doubtful accounts. In our overall allowance for doubtful accounts, we include any receivable balances that are determined to be uncollectible. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs might exceed the recorded allowance.

Income Taxes. We apply the provisions of SFAS, No. 109. Under SFAS No. 109, deferred tax liabilities or assets arise from differences between the tax basis of liabilities or assets and their bases for financial reporting, and are subject to tests of recoverability in the case of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for deferred tax assets to the extent realization is not judged to be more likely than not.

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

U.S. GAAP Net Income to EBITDA Reconciliation

EBITDA is defined as earnings before interest, taxes, amortization, depreciation, and accretion of contract rights. Beginning in the year ended September 30, 2005, accretion of contract rights has been added to the calculation of EBITDA. Prior periods have been adjusted to reflect this change. Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, we believe the use of the non-GAAP financial measure EBITDA enhances an overall understanding of our past financial performance, and provides useful information to the investor because of its historical use by us as a performance measure, and the use of EBITDA by companies in the gaming sector as a measure of performance. However, investors should not consider this measure in isolation or as a substitute for net income, operating income, or any other measure for determining our operating performance that is calculated in accordance with GAAP. In addition, because EBITDA is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of EBITDA to the most comparable GAAP financial measure, net income, follows:

	U.S. GAAP Net Income to EBITDA Reconciliation (In thousands)
	2006	2005	2004	2003	2002
Net income	$3,532	$17,643	$32,772	$31,655	$25,265
Add back:
Amortization and depreciation	57,227	57,105	37,255	22,286	14,304
Accretion of contract rights	4,256	2,538	53	—	—
Interest expense (income), net	1,454	722	374	(19)	(243)
Income tax expense	2,516	11,457	17,285	19,095	15,384

EBITDA	$68,985	$89,465	$87,739	$73,017	$54,710

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks in the ordinary course of business, primarily associated with interest rate fluctuations.

In June 2003, we entered into a Credit Facility to provide us with additional liquidity to meet our short-term financing needs as further described under “PART III – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “PART IV – Item 15. Financial Statements – Note 6. Credit Facility, Long-Term Debt and Capital Leases.” Pursuant to the Credit Facility, we may currently borrow up to a total of $62.5 million. We have availability of $6.5 million, which is further reduced by $1.1 million, reflecting outstanding letters of credit.

In connection with the development agreements we enter into with many of our Native American tribal customers, we are required to advance funds to the tribes for the construction and development of tribal gaming facilities, some of which are required to be repaid. It is anticipated that some of these receivables will have fixed interest rates.

We also have notes receivable for the sale of player terminals and licenses at fixed and variable interest rates.

As a result of our adjustable interest rate notes payable and fixed interest rate notes receivable described above, we are subject to market risk with respect to interest rate fluctuations. Any material increase in prevailing interest rates could cause us to incur significantly higher interest expense.

We estimate that a hypothetical increase of 100 basis points in interest rates would increase our interest expense by approximately $517,000, based on our variable debt outstanding of $51.5 million as of September 30, 2006. We do not currently manage this exposure with derivative financial instruments.

We account for currency translation from our Mexico operations in accordance with SFAS No. 52, “Foreign Currency Translation.” Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income. We do not currently manage this exposure with derivative financial instruments.

ITEM 8. Financial Statements and Supplementary Data

The financial statements and supplemental data required by this item are included in PART IV, Item 15.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including its Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of our fiscal year ended September 30, 2006. Based upon the evaluation, the Chief Executive Officer and Interim Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control over Financial Reporting. Management’s report on internal control over financial reporting, which appears on page 51 of this Report, is incorporated herein by reference.

ITEM 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this Form 10-K, because we will file a definitive Proxy Statement pursuant to Regulation 14A, or Proxy Statement, no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Ownership of Securities.”

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

Management, including our Chief Executive Officer and our Interim Chief Financial Officer, assessed the effectiveness of Multimedia Games, Inc.’s internal control over financial reporting as of September 30, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment and those criteria, we believe that Multimedia Games, Inc. maintained effective internal control over financial reporting as of September 30, 2006.

Multimedia Games, Inc.’s independent auditors, BDO Seidman, LLP, have issued an attestation report dated December 11, 2006 on management’s assessment of Multimedia Games, Inc.’s internal control over financial reporting. That report is included herein.

/s/ Clifton E. Lind
Clifton E. Lind
Chief Executive Officer

/s/ Randy S. Cieslewicz
Randy S. Cieslewicz
Interim Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Multimedia Games, Inc.

Austin, Texas

We have audited the accompanying consolidated balance sheets of Multimedia Games, or the Company, Inc. as of September 30, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended September 30, 2006. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multimedia Games, Inc. at September 30, 2006 and 2005, and the results of its operations and its cash flows for the each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Multimedia Games, Inc.’s internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated December 11, 2006, expressed an unqualified opinion thereon.

BDO Seidman, LLP

Houston, Texas

December 11, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Multimedia Games, Inc.

Austin, Texas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control, that Multimedia Games, Inc., or the Company, maintained effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Multimedia Games, Inc. maintained effective internal control over financial reporting as of September 30, 2006 is fairly stated in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on the criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Multimedia Games, Inc. as of September 30, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006, and our report dated December 11, 2006 expressed an unqualified opinion.

BDO Seidman, LLP

Houston, Texas

December 11, 2006

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS

As of September 30, 2006 and 2005

(In thousands, except share and per-share amounts)

	2006	2005
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,939	$118
Accounts receivable, net of allowance for doubtful accounts of $1,007 and $229, respectively	17,825	18,807
Inventory	3,600	414
Contract costs in excess of billings	—	789
Prepaid expenses and other	2,562	3,177
Notes receivable	16,969	9,362
Deferred income taxes	1,623	2,075

Total current assets	47,518	34,742
Restricted cash and long-term investments	986	1,068
Leased gaming equipment, net	31,095	37,391
Property and equipment, net	86,264	93,894
Notes receivable	49,399	40,545
Intangible assets, net	46,120	44,493
Other assets	1,100	2,559
Deferred income taxes	6,059	—

Total assets	$268,541	$254,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of revolving lines of credit	$12,821	$—
Current portion of long-term debt and capital leases	4,954	13,401
Accounts payable and accrued expenses	31,671	35,349
Federal and state income tax payable	2,125	3,312
Deferred revenue	1,782	2,081

Total current liabilities	53,353	54,143
Revolving lines of credit	43,193	27,770
Long-term debt and capital leases, less current portion	1,340	6,498
Other long-term liabilities	2,710	3,049
Deferred revenue	—	1,057
Deferred income taxes	—	3,258

Total liabilities	100,596	95,775

Commitments and contingencies (Notes 6,7,8,9, and 10)
Stockholders’ equity:
Preferred stock:
Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding;	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized 31,422,818 and 30,802,524 shares issued, and 27,511,433 and 27,050,285 shares outstanding, respectively	314	308
Additional paid-in capital	74,121	67,184
Treasury stock, 3,911,385 and 3,752,239 common shares at cost, respectively	(24,741)	(23,285)
Retained earnings	118,242	114,710
Accumulated other comprehensive income	9	—

Total stockholders’ equity	167,945	158,917

Total liabilities and stockholders’ equity	$268,541	$254,692

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended September 30, 2006, 2005 and 2004

(In thousands, except per-share amounts)

	2006	2005	2004
REVENUES:
Gaming revenue:
Class II	$89,167	$113,791	$119,584
Charity	18,416	18,767	9,557
All other	19,112	14,174	11,011
Gaming equipment, system sale and lease revenue	13,946	4,331	11,546
Other	4,471	2,153	1,977

Total revenues	145,112	153,216	153,675

OPERATING COSTS AND EXPENSES:
Cost of gaming equipment and systems sold and royalty fees paid	11,768	3,636	6,560
Selling, general and administrative expenses	68,615	62,653	59,429
Amortization and depreciation	57,227	57,105	37,255

Total operating costs and expenses	137,610	123,394	103,244

Operating income	7,502	29,822	50,431

OTHER INCOME (EXPENSE):
Interest income	3,024	1,996	1,120
Interest expense	(4,478)	(2,718)	(1,494)

Income before income taxes	6,048	29,100	50,057
Income tax expense	2,516	11,457	17,285

Net income	$3,532	$17,643	$32,772

Basic earnings per share	$0.13	$0.64	$1.19

Diluted earnings per share	$0.12	$0.60	$1.07

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

For the Years Ended September 30, 2006, 2005, and 2004

(In thousands, except share and per-share amounts)

	Common Stock		Additional Paid-in Capital	Stockholders’ Notes Receivable	Treasury Stock
	Number of Shares	Amount			Number of Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, September 30, 2003	28,694,028	$287	$45,487	$(1,466)	2,210,406	$(6,491)	$64,295	$—	$102,112
Exercise of stock options	1,759,217	18	7,984	—	—	—	—	—	8,002
Receipt of Company’s common stock as consideration for employee stock option exercise	—	—	—	—	22,546	(472)	—	—	(472)
Retirement of stockholders’ notes for common stock	—	—	—	1,466	65,196	(1,599)	—	—	(133)
Purchase of treasury stock	—	—	—	—	237,500	(3,820)	—	—	(3,820)
Tax benefit of stock options exercised	—	—	11,424	—	—	—	—	—	11,424

Options for consulting services	—	—	262	—	—	—	—	—	262
Net income	—	—	—	—	—	—	32,772	—	32,772

Balance, September 30, 2004	30,453,245	305	65,157	—	2,535,648	(12,382)	97,067	—	150,147
Exercise of stock options	349,279	3	1,432	—	—	—	—	—	1,435
Purchase of treasury stock	—	—	—	—	1,216,591	(10,903)	—	—	(10,903)
Tax benefit of stock options exercised	—	—	419	—	—	—	—	—	419
Options for consulting services	—	—	176	—	—	—	—	—	176
Net income	—	—	—	—	—	—	17,643	—	17,643

Balance, September 30, 2005	30,802,524	308	67,184	—	3,752,239	(23,285)	114,710	—	158,917
Exercise of stock options	620,294	6	2,817	—	—	—	—	—	2,823
Purchase of treasury stock	—	—	—	—	159,146	(1,456)	—	—	(1,456)
Tax benefit of stock options exercised	—	—	1,418	—	—	—	—	—	1,418
Share-based compensation expense	—	—	2,624	—	—	—	—	—	2,624
Options for consulting services	—	—	78	—	—	—	—	—	78
Comprehensive income:
Net income	—	—	—	—	—	—	3,532	—	3,532
Foreign currency translation adjustment	—	—	—	—	—	—	—	9	9

Comprehensive income	—	—	—	—	—	—	—	—	3,541

Balance, September 30, 2006	31,422,818	$314	$74,121	$—	3,911,385	$(24,741)	$118,242	$9	$167,945

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,532	$17,643	$32,772
Adjustments to reconcile net income to cash and cash equivalents provided by operating activities:
Amortization	6,532	4,775	2,456
Depreciation	50,695	52,330	34,799
Accretion of contract rights	4,256	2,538	53
Provisions for inventory and long-lived assets	1,142	495	1,090
Provision for loss on contract	—	150	—
Deferred income taxes	(8,865)	(10,093)	8,757
Share-based compensation	2,702	176	262
Provision for (recovery of) doubtful accounts	849	(196)	(17)
Interest income from imputed interest	(1,240)	—	—
(Increase) decrease in:
Accounts receivable	90	(9,181)	(4,514)
Inventory	(3,186)	516	1,192
Contract costs in excess of billings	789	(789)	—
Prepaid expenses and other	2,074	(916)	(1,224)
Federal and state income tax payable/receivable	(1,187)	8,356	(3,505)
Notes receivable	(793)	5,640	(2,921)
Increase (decrease) in:
Accounts payable and accrued expenses	(3,627)	9,319	5,642
Other long-term liabilities	(257)	(485)	703
Deferred revenue	(1,356)	(759)	498

NET CASH PROVIDED BY OPERATING ACTIVITIES	52,150	79,519	76,043

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(37,639)	(48,126)	(70,866)
Acquisition of intangible assets	(5,411)	(8,527)	(6,644)
Advances under development agreements	(37,240)	(57,487)	(35,775)
Repayments under development agreements	15,536	12,837	1,339
Advances on notes receivable	—	—	(21,660)
Repayments of notes receivable	—	—	21,107
Stockholders’ notes receivable, net	—	—	(37)

NET CASH USED IN INVESTING ACTIVITIES	(64,754)	(101,303)	(112,536)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, and related tax benefit	4,241	1,854	18,954
Proceeds from long-term debt	—	10,000	7,708
Principal payments of long-term debt and capital leases	(13,605)	(11,587)	(7,900)
Proceeds from revolving lines of credit	54,549	50,370	—
Payments on revolving lines of credit	(26,305)	(22,600)	—
Purchase of treasury stock	(1,456)	(10,903)	(3,820)

NET CASH PROVIDED BY FINANCING ACTIVITIES	17,424	17,134	14,942

EFFECT OF EXCHANGE RATES ON CASH	1	—	—

Net increase (decrease) in cash and cash equivalents	4,821	(4,650)	(21,551)
Cash and cash equivalents, beginning of period	118	4,768	26,319

Cash and cash equivalents, end of period	$4,939	$118	$4,768

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

For the Years Ended September 30, 2006, 2005 and 2004

(In thousands)

	2006	2005	2004
SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$4,011	$2,392	$1,453

Income tax paid	$11,151	$13,184	$608

NONCASH TRANSACTIONS:
Property and equipment and other assets acquired through:
Capital lease	$—	$575	$5,280
Long-term debt	—	445	1,418
Issuance of note receivable sale of player terminals included in deferred revenue	—	—	3,375
Receipt of Company’s common stock for repayment of stockholders’ note receivable and other	—	—	1,599
Receipt of Company’s common stock as consideration for employee stock option exercise	—	—	472
Imputed interest resulting from development agreement note receivable	6,393	—	—

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Operations – The Company is a supplier of interactive systems, electronic games, and player terminals for the Native American gaming market, as well as for the growing racetrack casino, charity and commercial bingo/sweepstakes and video lottery markets. The Company designs and develops networks, software and content that provide its customers with, among other things, comprehensive gaming systems delivered through a telecommunications network linking the Company’s player terminals with one another, both within and among gaming facilities, thereby enabling players to simultaneously participate in the same game and to compete against one another to win common pooled prizes. The Company’s ongoing development and marketing efforts focus on Class II and Class III gaming systems and products for use by Native American tribes throughout the United States, video lottery systems, sweepstakes, amusement with prize games, other products for domestic and international lotteries, and products for domestic and international charity and commercial bingo facilities. The Company’s gaming systems are typically provided to customers under revenue sharing arrangements, except for video lottery terminals in the Class III market in Washington State, which are typically sold for an up-front purchase price. The Company offers content for its gaming systems that has been designed and developed by the Company, as well as game themes the Company has licensed from others. The Company currently operates in one business segment.

Consolidation Principles – The Company’s financial statements include the activities of Multimedia Games, Inc. and its wholly-owned subsidiaries: Megabingo, Inc., MGAM Systems, Inc., Innovative Sweepstakes Systems, Inc., MGAM Services, LLC, MGAM Systems International, Inc., Megabingo International, LLC, Multimedia Games de Mexico S. de R.L. de C.V., and Servicios de Wild Basin S. de R.L. de C.V. Intercompany balances and transactions have been eliminated.

Accounting Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples include share-based compensation, provisions for doubtful accounts and contract losses, estimated useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, deferred income taxes, and the provision for and disclosure of litigation and loss contingencies. Actual results may differ materially from these estimates in the future.

Reclassification – Reclassifications were made to the prior-period consolidated balance sheet and consolidated statement of cash flows to conform to the current-period financial statement presentation. This reclassification did not have an impact on the Company’s previously reported consolidated statements of income.

Revenue Recognition – The majority of the Company’s gaming revenue is of a recurring nature, and is generated under participation arrangements when the Company provides its customers with player terminals, player terminal content licenses and back-office equipment, collectively referred to as gaming equipment. Under these arrangements, the Company retains ownership of the gaming equipment installed at customer facilities, and receives revenue based on a percentage of the hold per day generated by the gaming equipment. Certain of the Company’s arrangements require it to set aside a portion of the facilities’ hold per day to be used to fund facility-specific marketing, advertising, promotions, and service. These amounts are offset against revenue, and deferred in a liability account until expended. Participation revenue generated from the Company’s Native American Class II product is reported in its results of operations as “Gaming revenue – Class II,” revenue from its charity bingo product is included in “Gaming revenue – Charity,” and participation revenue from the Company’s Tribal Instant Lottery Game, or TILG, Mexico, and its Native American Class III products, including games played under the Oklahoma Compact, are included in “Gaming revenue – All other.”

The Company also generates revenues from the sale or lease of Class III gaming equipment in Washington State and from related small back-office fees for the installed equipment. Back-office fees cover the service and maintenance costs for back-office servers installed in each gaming facility to run its gaming equipment, as well as the cost of related software updates. These back-office fees are reported in the Company’s results of operations as a part of “Gaming revenue – All other.” For those player terminals sold to its customers, the back-office fees are based on a considerably smaller fee than the revenue received from terminals being rented under participation agreements. Revenue from participation arrangements and back-office fees are generally considered both realizable and earned at the end of each gaming day.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company provides gaming solutions to domestic and international lottery organizations through a combination of gaming equipment and gaming systems utilizing central determinant system technology. The equipment and systems are either sold outright for a one-time fee, or are provided on a participation basis, whereby the Company receives a small portion of the network-wide hold, which is reported in its results of operations as a part of “Gaming revenue – All other.”

The Company also markets a modular suite of software gaming support products, such as player tracking, which enables operators to monitor, manage and track player activity, as well as slot accounting systems, slot management systems, and slot monitoring systems, collectively referred to as the MGAMe System. The MGAMe system is either sold to customers as a complete system, or on a module-by-module basis for a one-time license fee and a recurring fee for post-contract customer support, or is provided under a participation arrangement.

Sales of the Company’s gaming equipment and gaming systems are reported under “Gaming Equipment, system sale and lease revenue.”

Revenue from the sale of software is accounted for under Statement of Position 97-2, “Software Revenue Recognition,” or SOP 97-2, and its various interpretations. If vendor-specific objective evidence of fair value does not exist, the revenue is deferred until such time that all elements have been delivered or services have been performed. If any element is determined to be essential to the function of the other, revenues are generally recognized over the term of the services that are rendered.

In accordance with the provisions of Emerging Issues Task Force, or EITF, Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, sales that are considered to contain “multiple deliverables” are bifurcated into accounting units based on their relative fair market value, provided each component is not essential to the function of the other. The majority of the Company’s multiple element contracts are for some combination of player terminals, content, system software, license fees and maintenance.

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

At September 30, 2005, the following amounts were recorded in the Company’s consolidated financial statements:

2005
(in thousands)
Costs incurred on uncompleted contracts	$6,808
Billings on uncompleted contracts	6,019

$789

Included in accompanying balance sheets under the following captions:
Contract costs in excess of billings	$789

Cash and Cash Equivalents – The Company considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Restricted Cash and Long-Term Investments – Restricted cash and long-term investments at September 30, 2006 and 2005, were $986,000 and $1.1 million, respectively, representing the present value of investments held by the Company’s prize fulfillment firm related to outstanding MegaBingo jackpot prizes.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts related to its accounts receivable and notes receivable that have been deemed to have a high risk of collectibility. Management

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reviews its accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and creditworthiness when evaluating the adequacy of its allowance for doubtful accounts. In its overall allowance for doubtful accounts, the Company includes any receivable balances where uncertainty exists as to whether the account balance has become uncollectible. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs might exceed the recorded allowance.

Inventory – The Company’s inventory consists primarily of completed player terminals, related component parts and back-office computer equipment expected to be sold over the next twelve months. Inventories are stated at the lower of cost (first in, first out) or market.

Development Agreements – The Company enters into development agreements to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to exclusive placement of the Company’s player terminals, and the Company receives a fixed percentage of those player terminals’ hold per day over the term of the agreement. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of the Company’s guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the hold to be used to repay some or all of the advances recorded as notes receivable. Amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the gaming facility. Amounts related to personal property owned by the Company and located at the tribal gaming facility are carried in the Company’s property and equipment, and depreciated over the estimated useful life of the related asset. In the past and in the future, the Company may by mutual agreement and for consideration, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset recovered for that particular development agreement, if any.

At September 30, 2006 and 2005, the following net amounts related to advances made under development agreements were recorded in the following balance sheet captions:

	September 30, 2006	September 30, 2005
	(In thousands)
Included in
Notes Receivable	$64,705	$47,002
Property and equipment, net of accumulated depreciation	7,493	9,381
Intangible assets – contract rights, net of accumulated amortization	34,146	31,124

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements. These notes are typically collateralized by all the personal property not owned by the Company and contained within the respective tribal gaming facility, although the value of such property may be less than the note receivable outstanding. The Company entered into a development agreement with a customer under which approximately $41.2 million in advanced funds will be reimbursed based upon levels of revenues generated from the facility. The Company calculated an imputed interest on this receivable utilizing an interest rate range of 6% to 8.25% correlated to the timing of the original advances. These interest rates are applied over the expected reimbursement period. The Company recorded $1.2 million of imputed interest income during fiscal 2006.

Property and Equipment and Leased Gaming Equipment – Property and equipment and leased gaming equipment is stated at cost. The cost of property and equipment and leased gaming equipment is depreciated over their estimated useful lives, generally using the straight-line method for financial reporting, and regulatory acceptable methods for income tax reporting purposes. Player terminals placed with customers under participation arrangements are included in leased gaming equipment. Leased gaming equipment includes a “pool” of rental terminals, i.e., the “rental pool.” Rental pool units are those units that have previously been placed in the field under participation arrangements, but are currently back with the Company, being refurbished and/or awaiting redeployment. Routine maintenance of property and equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated remaining

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

useful life of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in the Company’s results of operations.

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

Other Long-Term Liabilities – Other long-term liabilities at September 30, 2006 and 2005 include the present value of investments held by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities of $986,000 and $1.1 million, respectively. At September 30, 2006 and 2005, other long term liabilities also included $1.7 million and $1.8 million, respectively, representing the present value of estimated payments due Gordon Graves under his covenant not to compete (See Note 10).

Fair Value of Financial Instruments – The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At September 30, 2006 and 2005, the carrying amounts for the Company’s financial instruments, which include accounts and notes receivable, accounts payable, the Credit Facility, and long-term debt and capital leases, approximate fair value.

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

	For the Year Ended September 30, (In thousands, except shares and per-share amounts)
	2006	2005	2004
Income available to common stockholders	$3,532	$17,643	$32,772

Weighted average common shares outstanding	27,174,998	27,580,080	27,467,340

Effect of dilutive securities:
Options	1,933,476	1,978,583	3,169,072

Weighted average common and potential shares outstanding	29,108,474	29,558,663	30,636,412

Basic earnings per share	$0.13	$0.64	$1.19

Diluted earnings per share	$0.12	$0.60	$1.07

At September 30, 2006, options to purchase 1,892,545 shares of common stock at exercise prices ranging from $7.61 to $21.53 per share were outstanding, but were not included in the computation of diluted earnings per share due to their antidilutive effect.

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

Share-Based Compensation – Prior to October 1, 2005, the Company elected to follow the intrinsic-value-based method prescribed by Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees,” to account for its stock option plans, as allowed by SFAS No. 123, “Accounting for Stock Based Compensation.” Under APB No. 25 and its interpretations, the Company did not recognize compensation expense for stock option grants to common-law employees and directors, where the options had an exercise price equal to or greater than the market price of the stock on the date of grant.

On October 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB No 25. Among other items, SFAS No. 123(R) eliminated the use of APB No. 25 and the intrinsic value method of accounting, and requires the Company to recognize in the financial statements, the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. To measure the fair value of stock options granted to employees, the Company currently utilizes the Black-Scholes-Merton option-pricing model, consistent with the method used for pro forma disclosures under SFAS No. 123.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect of adopting SFAS No 123(R) on selected reported items is as follow:

	2006
	As Reported	Impact of SFAS No. 123R
Income before income taxes	$6,048	$2,687
Net income	3,532	2,139
Basic earnings per share	0.13	0.08
Diluted earnings per share	0.12	0.07
Cash flows from financing activities	$17,424	$4,241

There were option grants to purchase 175,000 common shares during the year ended September 30, 2006. The assumptions used for the years ended 2006, 2005 and 2004, and the resulting estimates of weighted-average fair value per share of options granted during these periods are as follows:

	2006	2005	2004
Weighted expected life	4.65 years	4.96 years	5.00 years
Risk-free interest rate	4.10%	4.12%	3.44%
Expected volatility	62.00%	62.00%	47.89%
Expected dividend yields	None	None	None
Weighted-average fair value of options granted during the period	$5.53	$4.79	$8.23
Expected annual forfeiture rate	5.31%	—	—

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

Total pre tax share-based compensation for the years ended 2006, 2005 and 2004 was $2.7 million, $176,000 and $262,000 respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $548,000, $17,000 and $8,000 for the years ended September 30, 2006, 2005 and 2004, respectively. In accordance with SFAS No. 123 (R), the share-based compensation for 2006 has been recorded by the Company. Results for fiscal 2005 and 2004 have not been restated. Had compensation expense for stock options granted under the Company’s equity compensation plans been recorded under SFAS No. 123(R) for fiscal 2005 and 2004, the proforma earnings would have been as follows:

	2005	2004
	(In thousands, except per-share amounts)
Reported net income:	$17,643	$32,772
Additional after-tax pro forma share-based compensation	(4,017)	(4,755)

Pro forma net income	$13,626	$28,017

Basic earnings per common share:
As reported	$0.64	$1.19

Pro forma	$0.49	$1.02

Diluted earnings per common share:
As reported	$0.60	$1.07

Pro forma	$0.46	$0.91

Effective September 30, 2005, the Company accelerated the vesting for certain out-of-the-money unvested stock options previously awarded to employees and directors under its stock option plans. The Company made the decision to immediately vest these options based in part on the Financial Accounting Standards Board’s, or FASB’s, issuance of SFAS No. 123(R). With this action, options to purchase 311,625 shares of the Company’s common stock at a price ranging from $10.15 to $21.53, that would otherwise have vested at various times over the next four years, became fully vested. Absent the acceleration of these options, upon adoption of SFAS No. 123(R) on October 1, 2005, the Company would have been required to recognize approximately $1.5 million in pre-tax compensation expense from these options over their remaining vesting terms. This current estimate was calculated using the Black-Scholes model. By accelerating the previously unvested options, that amount of stock-based

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

compensation expense under SFAS No. 123 will only be reflected in the Company’s footnote disclosures under the pro forma disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure.”

Foreign Currency Translation. The Company accounts for currency translation in accordance with SFAS No. 52, “Foreign Currency Translation.” Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income in accordance with SFAS 130, “Reporting Comprehensive Income.”

Recently Issued Accounting Pronouncements – In December 2004, the FASB issued SFAS No 123(R), and in March 2005 issued Staff Accounting Bulletin, or SAB, No. 107, to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements, including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS 123 and supersedes APB No. 25. The Company adopted SFAS 123(R) on October 1, 2005, the effects of which are discussed under Results of Operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of both APB No. 20, “Accounting Changes,” and SFAS No. 3, and which changes the requirements for accounting for and reporting of change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles and also to changes required by an accounting pronouncement that does not contain specific transition provisions. SFAS No. 154 carries forward without change, the guidance contained in APB No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will be adopting SFAS No. 154 effective October 1, 2006, and does not expect the adoption to have a material impact on its financial position and results of operations. SFAS No. 154 does not change the transition provisions of any existing accounting pronouncements.

On July 13, 2006, the FASB issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption to have a material impact on its financial position and results of operations.

In September 2006, the Securities Exchange Commission, or SEC, issued SAB No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires companies to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements on the current year financial statements. This pronouncement is effective for the Company in fiscal 2007. The Company does not believe SAB 108 will have a material effect on the financial statements and related disclosures.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair-value measurements. SFAS 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, of SFAS 157 on the Company’s consolidated financial statements.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Property and Equipment and Leased Gaming Equipment

At September 30, 2006 and 2005, the Company’s property and equipment and leased gaming equipment consisted of the following:

	2006	2005	Estimated Useful Lives
	(In thousands)
Gaming equipment and third-party gaming content licenses available for deployment	$29,946	$28,571	(A)
Deployed gaming equipment	84,958	70,264	3-5 years
Deployed third-party gaming content licenses	16,840	15,176	3 years
Tribal gaming facilities and portable buildings	18,874	18,899	5-7 years
Third-party software costs	7,969	7,145	3-5 years
Vehicles	6,843	6,805	3-10 years
Other	3,192	3,008	3-7 years

Total property and equipment	168,622	149,868
Less accumulated depreciation and amortization	(82,358)	(55,974)

Total property and equipment, net	$86,264	$93,894

Leased gaming equipment	$123,397	$107,584	3 years
Less accumulated depreciation	(92,302)	(70,193)

Total leased gaming equipment, net	$31,095	$37,391

(A)	Gaming equipment and third-party gaming content licenses will begin depreciating when they are placed in service.

Leased gaming equipment includes player terminals placed under participation arrangements that are either at customer facilities or in the rental pool.

At September 30, 2006 and 2005, the gross carrying value of assets under capital leases was $12.0 million and $12.0 million, respectively.

3. Intangible Assets

At September 30, 2006 and 2005, the Company’s intangible assets consisted of the following:

	2006	2005	Estimated Useful Lives
	(In thousands)
Contract rights under development agreements	$41,526	$34,269	5-7 years
Internally developed gaming software	20,899	16,519	1-5 years
Noncompete agreement	2,053	2,053	5 years
Patents and trademarks	6,554	5,879	1-5 years
Other	2,172	2,212	3-5 years

Total intangible assets	73,204	60,932
Less accumulated amortization – all other	(27,084)	(16,439)

Total Intangible assets, net	$46,120	$44,493

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements, described under “Development Agreements.” The related amortization expense, or accretion of contract rights, is net against “Class II” gaming revenue in the consolidated statements of income.

Internally developed gaming software is accounted for under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally developed games over a twelve-month period, gaming engines over an eighteen-month period, gaming systems over a three-year period, and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the years ended September 30, 2006, 2005, and 2004, amortization expense related to internally developed gaming software was $4,158,000, $2,744,000, and $1,571,000, respectively. During fiscal 2006 and 2005, the Company wrote off $307,000 and $130,000, respectively, related to internally-developed gaming software.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An analysis of intangible assets at September 30, 2006 indicated there was no impairment to these asset classes’ carrying values.

Amortization expense, inclusive of accretion of contract rights, totaled $10.8 million, $7.3 million and $2.5 million for the years ended September 30, 2006, 2005 and 2004, respectively. Annual estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amount
(In thousands)
2007	$11,704
2008	8,460
2009	7,151
2010	6,489
2011	5,983

Total	$39,787

The estimated annual amortization as of September 30, 2006, does not reflect the significant commitments the Company has for funding future development agreements (see Note 10).

4. Notes Receivable

At September 30, 2006 and 2005, the Company’s notes receivable consisted of the following:

	2006	2005
	(In thousands)
Notes receivable from development agreements	$64,705	$47,002
Notes receivable from equipment sales	963	2,042
Other notes receivable	700	863

Notes receivable, net	66,368	49,907
Less current portion	(16,969)	(9,362)

Notes receivable – noncurrent	$49,399	$40,545

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements. These notes are typically collateralized by all the personal property not owned by the Company and contained within the respective tribal gaming facility, although the value of such property may be less than the note receivable outstanding.

Notes receivable from equipment sales consist of financial instruments issued by customers for the purchase of player terminals and licenses, and generally bear interest at prevailing rates. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the note receivable outstanding. As of September 30, 2006, the interest rate on notes receivable from equipment sales was 5.25%, and the terms of such notes ranged from one to three years.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Accounts Payable and Accrued Expense

At September 30, 2006 and 2005, the Company’s accounts payable and accrued expenses consisted of the following:

	2006	2005
	(In thousands)
Trade accounts payable and accrued expenses	$21,615	$18,357
Third-party licenses payable	892	5,061
Accrued expenses - development agreements	3,487	6,345
Accrued bonus and salaries	2,102	2,895
Other	3,575	2,691

Accounts payable and accrued expenses	$31,671	$35,349

6. Credit Facility, Long-Term Debt and Capital Leases

At September 30, 2006 and 2005, the Company’s Credit Facility, long-term debt and capital leases consisted of the following:

	2006	2005
	(In thousands)
Revolving lines of credit	$56,014	$27,770
Less current portion	12,821	—

Long-term revolving lines of credit	$43,193	$27,770

Term loan facility	$3,750	$12,014
Other long-term debt	1,705	3,320
Capital lease obligations (see Note 7)	839	4,565

Long-term debt and capital leases	6,294	19,899
Less current portion	(4,954)	(13,401)

Long-term debt and capital leases, less current portion	$1,340	$6,498

Effective June 2006, the Company amended its Credit Facility, which provides the Company with a term loan facility, or the Term Loan, a revolving line of credit, or the Revolver, and reducing lines of credit, or the Reducing Revolvers.

As of September 30, 2006, the Term Loan had an outstanding balance of $3.7 million and is due in monthly principal installments of $416,667, plus interest at Prime (or 8.25% as of September 30, 2006), with all principal and interest due in June 2007. There is no additional funding available under the Term Loan.

The revolving lines of credit include the Revolver and the Reducing Revolvers. The Revolver provides the Company with up to $25.0 million for working capital needs. The Revolver has an outstanding balance of $18.5 million, leaving $6.5 million available. The Revolver matures in June 2008 and bears interest at Prime. The Reducing Revolvers provide the Company for borrowings up to $35.0 million and $9.5 million, which is advanceable based on the Company’s unfinanced capital expenditures. The $35.0 million Reducing Revolver began reducing in December 2005, and as of the June 2006 quarter, began reducing at a rate of $2.8 million per quarter until maturity in June 2009. As of September 30, 2006, the $35.0 million Reducing Revolver has an availability of $28.0 million, all of which has been drawn and is outstanding. The $9.5 million Reducing Revolver is reduced by $791,000 each quarter, beginning in June 2007, and matures in June 2009. As of September 30, 2006, all of the $9.5 million had been drawn and was outstanding under the Reducing Revolver. The availability under the Revolvers is further reduced by $1.1 million for outstanding letters of credit. The Reducing Revolvers bear interest at Prime.

The Credit Facility is collateralized by substantially all of the Company’s assets, and as defined in the agreement, contains financial covenants that include a maximum indebtedness to EBITDA ratio of 1.50:1.00, a maximum total liabilities to tangible net worth ratio of 1.25:1.00, a minimum trailing twelve-month EBITDA of $60.0 million, and a maximum rolling four-quarter capital expenditures rate, including amounts advanced under development agreements of $175.0 million. The Company was in compliance with these covenants as of September 30, 2006.

Other long-term debt at September 30, 2006 represents a five-year loan related to financing the Company’s corporate aircraft, and various three-to five-year loans for the purchase of automobiles and property and equipment.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A schedule for each of the fiscal years ending after September 30, 2006, representing the maturities of long-term debt, excluding capital lease obligations (see Note 7), is as follows:

Year	Long-Term Debt	Revolving Lines of Credit
	(in thousands)
2007	$4,189	$12,821
2008	1,168	32,824
2009	84	8,786
2010	14	1,583
2011	—	—

Total	$5,455	$56,014

7. Leases

The Company leases its corporate offices, warehouses and certain office equipment under noncancelable operating leases. In addition, the Company leases certain equipment used in its operations under capital lease arrangements.

A schedule of future minimum lease payments under capital leases for each of the five fiscal years ending after September 30, 2006, together with the present value of the net minimum lease payments as of September 30, 2006, and future minimum rental payments required under noncancelable operating leases, follows:

Year	Capital	Operating
	(In thousands)
2007	$804	$1,889
2008	50	1,722
2009	—	1,691
2010	—	1,314
2011	—	89

Total Minimum Lease Payments	854	$6,705

Less amount representing interest	(15)

Present value of net minimum lease payments	839
Less current maturities	804

Long-term obligations under capital leases	$35

Rental expense during 2006, 2005, and 2004 amounted to $2,078,000, $1,890,000, and $1,581,000 respectively.

8. Income Taxes

The provision for income tax expense consisted of the following for the years ended September 30, 2006, 2005 and 2004:

	2006	2005	2004
	(In thousands)
CURRENT:
Federal	$10,176	$18,752	$8,228
State	1,213	2,798	300

	11,389	21,550	8,528

DEFERRED:
Federal	(8,072)	(8,856)	7,900
State	(801)	(1,237)	857

	(8,873)	(10,093)	8,757

Income tax expense	$2,516	$11,457	$17,285

The effective income tax rates differ from the statutory U.S. federal income tax rates as follows for the years ended September 30, 2006, 2005, and 2004:

	2006	2005	2004
Federal income tax expense at statutory rate	35.0%	35.0%	35.0%
State income tax expense, net of federal benefit	3.1%	3.5%	1.5%
Other, net	3.5%	0.9%	(2.0)%

Provision for income taxes	41.6%	39.4%	34.5%

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Differences between the book value and the tax basis of the Company’s assets and liabilities at September 30, 2006 and 2005 result in deferred tax assets and liabilities as follows:

	2006	2005
	(In thousands)
Deferred tax asset – current:
Allowance for doubtful accounts	$267	$86
Inventory reserve	285	208
Accruals not currently deductible for tax purposes	500	606
Deferred revenue	487	997
Other	84	178

Current deferred tax asset	$1,623	$2,075

Noncurrent deferred tax asset/(liability):
Property and equipment and leased gaming equipment, due principally to depreciation differences	$4,405	$(3,132)
Intangible assets, due principally to amortization differences	1,106	(126)
Non-qualified stock compensation expense	548	—

Noncurrent deferred tax asset/(liability)	$6,059	$(3,258)

Net deferred tax asset/(liability)	$7,682	$(1,183)

For 2006, 2005, and 2004, the Company recorded reductions of $1.4 million, $419,000, and $11.4 million, respectively, of its federal and state income tax liability.

The Company’s tax years ended 2002, 2003 and 2004 are currently under examination from the Internal Revenue Service, or IRS. The Company has received an assessment of approximately $686,000, primarily relating to the deductibility of certain lobbying expenses the IRS has determined should be disallowed. The Company has appealed the assessment to the IRS, and included in its appeal is a refund claim for overallocating nondeductible lobbying expenses. The Company has not recorded a reserve for the assessment, because a liability is not probable at this time nor is the settlement considered estimatable. If the assessment is upheld, the Company’s effective tax rate would be higher for the year in which the matter is settled.

9. Stockholders’ Equity

Preferred Stock

During fiscal 1995, the Company amended its articles of incorporation to provide for the issuance of up to 2,000,000 shares of Preferred Stock in such series and with such rights and preferences as may be approved by the Board of Directors. In January 1995, the Board of Directors approved a Series A Preferred Stock, which is cumulative, voting and convertible. In October 1998 the Board of Directors approved a Series B Junior Participating Preferred Stock, which is cumulative and voting. As of September 30, 2006, there were no shares of Series A Preferred Stock or Series B Junior Participating Preferred Stock outstanding.

Treasury Stock

The Board of Directors authorized the Company to repurchase 900,000 shares of its Common Stock, effective April 2000, an additional 3,000,000 shares of its Common Stock, effective September 2001, and an additional 748,690 shares of its Common Stock, effective July 2004. The timing and total number of shares repurchased is dependent upon prevailing market conditions and other investment opportunities. At September 30, 2006, there were approximately 887,000 shares authorized for repurchase.

During fiscal 2006, 2005 and 2004, the Company repurchased with cash 159,146, 1,216,591 and 237,500 shares of its Common Stock at an average cost of $9.15, $8.96 and $16.09, respectively.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Director Compensation Plan

On October 1, 2004, the Company adopted a new plan to compensate the members of its Board of Directors for their services as directors, including serving on committees of the board. Under the Director Compensation Plan, each of the Company’s directors, including directors who are also regular full-time employees, will receive $37,500 per year, except for the Chairman of the Board, who will receive $75,000 per year. In addition, each director will receive $500 for each board meeting attended in person, $250 for each board meeting attended by telephone, $400 for each committee meeting attended in person and $200 for each committee meeting attended by telephone. The members of the Audit Committee will also receive an additional $15,000 per year for serving on the Audit Committee, except for the Chairman of the Audit Committee, who will receive $25,000 per year for serving on the Audit Committee as its Chairman. In general, each sitting director will receive an option grant on an annual basis for 10,000 shares of Common Stock that will vest over a six-month period.

Common Stock Warrants and Options

In connection with past financing arrangements and as compensation for consulting and professional services, the Company has issued warrants and options to purchase its Common Stock. New shares were issued to satisfy stock option exercises. As of September 30, 2006 and 2005, there were no warrants outstanding.

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

The Company issues new shares to satisfy stock option exercises under the plans.

At September 30, 2006, there were stock options available for grant under the following plans:

	Approved By Shareholders	Options available for grant as of September 30, 2006
2000 Stock Option Plan	May 2001	45,193
2001 Stock Option Plan	May 2002	296,623
2002 Stock Option Plan	February 2003	998,400
2003 Outsider Director Stock Option Plan	February 2004	892,500

Total		2,232,716

For the year ending September 30, 2006, the activity relating to stock option issuances under the stock option plans is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock Options Outstanding October 1, 2005	5,708,570	$6.69
Granted	175,000	9.87
Exercised	(620,294)	4.55
Forfeited	(294,250)	11.15

Stock Options Outstanding September 30, 2006	4,969,026	$6.81	5.75	$15,977,000

Stock Options Exercisable September 30, 2006	4,098,777	$6.40	5.26	$15,186,000

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended September 30, 2006, 2005 and 2004, other information pertaining to stock options was as follows:

	2006	2005	2004
Weighted-average grant-date fair value of stock option granted	$9.87	$8.64	$18.02
Total intrinsic value of options exercised (in millions)	4.2	2.1	31.3
Total grant-date fair value of stock options vested	5.1	11.9	13.5

A summary of the status of the Company’s nonvested shares as of September 30, 2006 and changes during the year ended September 30, 2006 is as follows:

Nonvested Shares	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at October 1, 2005	1,441,498	$8.67
Granted	175,000	9.87
Vested	(583,499)	8.83
Forfeited	(162,750)	9.18

Nonvested at September 30, 2006	870,249	8.71

Cash received from option exercise under all share-based payment arrangements for the years ended September 30, 2006, 2005 and 2004 was $2.8 million, $1.4 million, and $8.0 million. For September 2006, 2005, and 2004, the Company recorded reductions of $1.4 million, $419,000, and $11.4 million, respectively, of its federal and state income tax liability, with an offsetting credit to additional paid-in capital resulting from the benefits of stock options.

As of September 30, 2006, there was $2.85 million of total compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.22 years. This estimate is subject to change based upon a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, cancellations and the issuance of new options.

Employee Benefit Plans

During 1994, the Company established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan provides for the employees to make tax-deferred deposits into the plan up to the maximum of $20,000 for 2006. The Company matches the first 3% of employees’ contributions completely, and matches half of the next 2%. Such Company contributions amounted to $775,000, $828,000, and $603,000 for the years ended September 30, 2006, 2005, and 2004, respectively.

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

On November 30, 2004, the Company received letters from the Acting General Counsel of the NIGC advising the Company that based on the fee it receives under its agreements with other tribes, collectively, the “tribes,” those agreements may evince a proprietary interest of the Company in the tribes’ gaming activities, in violation of the Indian Gaming Regulatory Act of 1988, or IGRA, and the tribes’ gaming ordinances. The NIGC invited the Company and the tribes to submit any explanation or information that would establish that the agreement terms do not violate the requirement that the tribes maintain sole proprietary interest in the gaming operation. The NIGC letters also advised that some of the agreements may also constitute management contracts, thereby requiring the approval of the NIGC Chairman.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On March 29, 2006, the United States Senate Committee on Indian Affairs reported to the Senate floor the IGRA Amendments of 2006, or S.2078. If enacted, S.2078 would, among other things, expand the NIGC’s authority to review and approve consulting agreements, development agreements, financing agreements and agreements whereby compensation to the non-tribal party is based on a percentage of gaming revenues. Under the current law, the Company’s equipment lease agreements and development and financing agreements with Native American tribes do not require the approval of the NIGC. If S.2078 is enacted, however, many of the Company’s Native American gaming contracts would require NIGC approval. As part of the review and approval process, the NIGC could materially and adversely affect the terms of the contracts, and the Company, its board of directors and significant shareholders would have to undergo a background investigation prior to the approval of the contracts. On June 7, 2006, the Committee Report on S.2078 was filed in the Senate. Because of objections by a number of Senators to the bill, there was no further action on S.2078 in the Senate before the end of the 109th Congress. The bill therefore dies, and must be reintroduced during the 110th Congress before it can be considered further by the Congress.

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

Diamond Games. The Company is a defendant, along with others, including Clifton Lind, Robert Lannert and Gordon Graves, in a lawsuit filed on November 16, 2004, in the State Court in Oklahoma City, Oklahoma, alleging five causes of action: 1) Deceptive Trade Practices, 2) Unfair Competition, 3) Wrongful Interference with Diamond Games, Inc.’s, or Diamond Games’, Business; 4) Malicious Wrong / Prima Facie Tort; and 5) Restraint of Trade. The Company filed a motion to dismiss the case, challenging subject matter jurisdiction of the Oklahoma state courts. The motion was denied. A motion to reconsider was likewise denied. Relief was sought from the Supreme Court of Oklahoma by an Application for a Writ of Prohibition. The application for a writ was denied on October 10, 2005. The case asserts that the Company offered allegedly illegal Class III games on the MegaNanza® and Reel Time Bingo® gaming systems to Native American tribes in Oklahoma. Diamond Games claims that the offer of these games negatively affected the market for its pull-tab game, Lucky Tab II. Diamond Games also alleges that the Company’s development agreements with Native American tribes unfairly interfere with the ability of Diamond Games to successfully conduct its business. Diamond Games is seeking unspecified damages and injunctive relief; however, the Company believes the claims of Diamond Games are without merit and intends to defend the case vigorously. The Company’s defense will include a continued challenge to the jurisdiction of the Oklahoma state courts over matters directly involving the self-governance of Native American tribes involved in Indian gaming, which has been recognized as a governmental enterprise. At the present time, the case is in the preliminary stages of discovery which entails both parties responding to requests for pertinent facts and documents. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

International Gamco, Inc. International Gamco, Inc., or Gamco, claiming certain rights in U.S. Patent No. 5,324,035, or the ‘035 Patent, brought suit on May 25, 2004 against the Company in the U.S. District Court for

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Southern District of California. The suit claims that the Company’s central determinant system, as operated by the New York State Lottery, infringes the ‘035 Patent. Gamco claimed to have acquired ownership of the ‘035 Patent from Oasis Technologies, Inc., or Oasis, a previous owner of the ‘035 Patent. In February 2003, Oasis assigned the ‘035 Patent to International Game Technology, or IGT. Gamco claimed to have received a license back from IGT for the New York State Lottery. The lawsuit claimed that the Company infringed the ‘035 Patent after the date on which Gamco assigned the ‘035 Patent to IGT.

Pursuant to an agreement between the Company and Bally Technologies, Inc. (formerly Alliance Gaming, Inc.), or Bally, the Company currently sublicenses the right to practice the technology stated in the ‘035 Patent in Native American gaming jurisdictions in the United States. Bally obtained from Oasis the right to sublicense those rights to the Company and that sublicense remains in effect today. Under the sublicense from Bally, in the event that the Company desires to expand its rights beyond Native American gaming jurisdictions, the agreement provides the Company the following options: 1) to pursue legal remedies to establish its rights independent of the ‘035 Patent; or 2) to negotiate directly and enter into a separate agreement with Oasis for such rights, paying either a specified one-time license fee per jurisdiction or a unit fee per gaming machine.

Prior to deploying its central determinant system in New York, MGAM undertook an analysis of the patent issues to determine whether or not its central determinant system infringed the claims of the ‘035 Patent. The Company determined that it did not infringe. Although continuing to assert noninfringement, the Company offered to enter into a license agreement with Gamco, who refused the offer and filed its complaint seeking injunctive relief, unspecified damages, and attorneys’ fees.

At the request of the Company, the court issued Gamco an order to show cause that it has standing to sue MGAM. On September 27, 2005, the court dismissed Gamco’s lawsuit for lack of standing. The court granted Gamco leave to file an amended complaint for infringement, if any, that might have occurred during the time Gamco owned the patent. Gamco amended its complaint on November 14, 2005, alleging that the Company “sold or offered to sell” master processing units as part of the service to be provided to the New York State Lottery. On December 7, 2005, the Company filed a motion to dismiss the amended complaint, asserting that no equipment, including any master processing units, was sold or offered for sale to the New York State Lottery, and that no alleged infringing equipment was used in the New York State Lottery during the time that Gamco owned the ‘035 Patent.

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

On February 28, 2006, the court denied both the Company’s and Gamco’s motions to dismiss. The court granted Gamco leave to file a second amended complaint. On March 27, 2006, Gamco filed its Supplemental and Second Amended Complaint. On April 17, 2006, the Company filed another motion to dismiss, challenging the sufficiency of the rights granted by IGT to Gamco to sue the Company for patent infringement. At a hearing held on June 12, 2006, the court denied the Company’s motion. On July 13, 2006, the Company filed a Motion for Reconsideration or, in the alternative, Certification of the Question for Interlocutory Appeal to the Federal Circuit Court of Appeals. On September 1, 2006, the court granted the Company’s motion in part, and denied its motion in part. The court acknowledged that it was creating new case law by permitting Gamco to sue the Company for patent infringement given Gamco’s limited patent rights. As a result, the court granted the Company’s request to certify the court’s ruling for direct review by the Federal Circuit. The Company filed its Request for Interlocutory Appeal with the Federal Circuit on September 18, 2006. The Company’s request was granted by the Federal Circuit on November 1, 2006, and its motion to stay the case with the district court, pending the outcome of the Federal Circuit’s decision on appeal, has been granted.

Due to the recent discovery of a worldwide license that Gamco granted prior to its assignment of the ‘035 Patent to IGT, the Company filed another motion to dismiss Gamco’s suit for lack of standing to sue, based on the lack of an exclusive license in the New York State Lottery. The trial court denied the Company’s motion, but, again, granted its request to certify the court’s ruling for direct review by the Federal Circuit. The Company intends to request the Federal Circuit to add the “exclusive license” issue to its review of the trial court’s decision on Gamco’s standing. The Company continues to vigorously defend this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Aristocrat Technologies, Inc. On January 27, 2005, Aristocrat Technologies, Inc. filed suit in the U.S. District Court for the Central District of California against the Company, alleging that deployment of the Company’s networked central-determinant instant lottery system infringes U.S. Letters Patent No. 4,817,951, entitled “Player Operable Lottery Machine Having Display Means Displaying Combination of Game Result Indicia,” or the ‘951 Patent. Aristocrat is seeking an injunction, damages, and a trebling of damages for willful infringement. The Company’s analysis indicates that its lottery system does not infringe the ‘951 Patent. The matter is scheduled for a Markman Hearing to construe the claims of the 951 Patent, on January 31, 2007. A trial date of August 14, 2007 has also been set. The Company intends to vigorously defend this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

Alabama Civil Lawsuit. In May 2006, a civil lawsuit was filed against the Company and another defendant in the Macon County Circuit Court, located in Tuskegee, Alabama. The suit plaintiff alleges entitlement to $40 million as a result of a credit screen on a bingo machine, momentarily showing this amount during a time when plaintiff was using the machine at a facility in Macon County. A trial date has not been set and the parties are presently engaged in discovery. The Company intends to vigorously defend the suit, and at the appropriate time, file dispositive motions asking the court to dismiss the suit.

HomeBingo Network, Inc. On May 16, 2005, HomeBingo Network filed suit in the U.S. District Court for the Northern District of New York, against the Company and the gaming entity of the Miami Tribe of Oklahoma, alleging that deployment of Reel Time Bingo and other bingo games infringes U.S. Letters Patent No. 6,186,892, entitled “Bingo Game for use on the Interactive Communication Network which Relies upon Probabilities for Winning.” HomeBingo seeks an injunction, damages in the amount of a reasonable royalty, and a trebling of damages for willful infringement. The Company received no demand or prior indication that this suit was going to be filed. The Miami Tribe of Oklahoma has been dismissed from the lawsuit on the basis of tribal immunity, and as such, a lack of jurisdiction. The litigation is in the discovery phase. A patent claim construction hearing was completed on November 20, 2006 and the Company expects a ruling to be forthcoming. The Company intends to vigorously defend this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

Mifal Hapayis. In April 2006, Mifal Hapayis, or Mifal, operator of the Israeli Lottery System, filed a third-party claim against the Company seeking indemnity from damage that Mifal may incur due to an infringement suit filed against it by Ecotech Financial Systems Ltd., or Ecotech. The Company does not believe that it owes an indemnity obligation to Mifal with respect to the claims of Ecotech, particularly because it believes that its gaming system that is installed in Israel does not infringe the patent of Ecotech, and because it does not believe that the Ecotech patent is valid. The Company intends to vigorously defend the third party claim. Although continuing to assert noninfringement and invalidity of the patent, the Company has tendered a settlement offer by which it would receive a worldwide right to practice the patent. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

Support Consultants, Inc. On July 13, 2006, Support Consultants, Inc. et al., or SCI, filed a suit in Superior Court for the County of Riverside, California against the Company. The complaint alleges that the Company owes $830,000 in unpaid commissions relating to the placement of Class II games in California. SCI also seeks recovery of prejudgment interest, court costs and attorneys’ fees. The Company removed the case to federal court in the Central District of California, Eastern Division and is seeking a declaration that SCI is not entitled to the $830,000. The Company intends to vigorously defend this matter; however, given the inherent uncertainties in any litigation, the Company is unable to make any predictions as to the outcome.

Development Agreements

As of September 30, 2006, the Company had entered into development agreements to provide up to $162.5 million towards the construction and/or remodeling of tribal gaming facilities, and had advanced $145.2 million under these agreements. In exchange for a certain amount of the funds advanced under the development agreement, the Company receives a guarantee of floor space for its player terminals. A portion of the hold per day generated by these player terminals is used to repay the construction advance. Consequently, the payback period is dependent on the hold per day generated by the Company’s player terminals located on the guaranteed floor space. The Company is in various stages of discussion with new and existing customers to provide funding for similar opportunities under joint development agreements.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Off Balance Sheet Arrangements

As of September 30, 2006, the Company had $1.2 million in outstanding letters of credit, primarily for performance of an international contract.

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

In the event that Mr. Lind’s employment is terminated without cause or Mr. Lind terminates his employment for good reason (as defined in the Agreement), subject to Mr. Lind’s observance of the surviving terms of the Agreement and Mr. Lind’s execution of a full general release, Mr. Lind will receive a) his base salary for 18 months, in equal monthly installments following the date of termination; b) one year of his projected incentive compensation; and c) full acceleration of the vesting of any unexercised or unvested stock options that he holds.

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

License Agreements

In June 2004, the Company entered into an agreement with WMS Gaming, Inc., to purchase WMS cabinets and games for placement in various Class II and Class III jurisdictions in North America. The agreement has been amended several times to add additional purchase commitments and to clarify placement authorizations. All cabinet and game theme purchase requirements have been met to date. The term of the agreement, has been extended until April 1, 2007, with an extension granted until April 1, 2008 with respect to the development and placement of purchased cabinets and game themes, and until April 30, 2009 with respect to any placements in Oklahoma and Mexico.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2001, the Company entered into a license agreement with Bally Technologies, Inc. (formerly Alliance Gaming Inc.), or Bally, to use certain of Alliance’s trademarks, logos and other audiovisual aids and graphics in the Washington State Class III market. The Company’s contract requires it to purchase a minimum number of licenses to operate games over specified periods. During September 2001, Alliance extended the license agreement to provide the Company access to Alliance’s catalog of game themes for use in Class II bingo games. This extension also required the Company to purchase a minimum number of Class II licenses over a specified period. As of the end of fiscal 2006, the Company is in compliance with all provisions of the agreement.

In addition, the Company has entered into license agreements with other game content providers to purchase player terminals and licenses over specified periods.

Certain of the Company’s license agreements require it to pay royalty fees based on a fixed percentage of the hold per day generated by a player terminal.

11. Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which at times may exceed the federal depository insurance limits. At September 30, 2006, the Company had concentrations of cash in one bank totaling approximately $4.9 million. At September 30, 2005, the Company had concentrations of cash in one bank totaling $39,000. The Company has not experienced any losses on such accounts in the past.

Accounts receivable represent short-term credit granted to customers for which collateral is generally not required. As of September 30, 2006 and 2005, approximately 81.3% and 60.8%, respectively, of the Company’s accounts receivable were from Native American tribes or their gaming enterprises.

In addition, a large percentage of these tribes have their reservations and gaming operations in the state of Oklahoma. Despite the industry and geographic concentrations related to the Company’s customers, due to the historical experience of the Company on receivable collections, management considers credit risk to be minimal with respect to accounts receivable. At September 30, 2006 and 2005, the following concentrations existed in the Company’s account receivable, as a percentage of total accounts receivable:

	2006	2005
Customer A	36%	30%
Customer B	11%	1%

For the years ended September 30, 2006, 2005 and 2004, the following customer accounted for more than 10% of the Company’s total revenues:

	2006	2005	2004
Customer A	36%	36%	34%

In addition, in 2004, one other customer accounted for 10% of the Company’s total revenues.

Approximately 52% and 57% of the Company’s total revenues for the year ended September 30, 2006 and 2005, respectively, were from tribes located in Oklahoma.

While the Company believes that its relationship with all of its customers is good, the loss of any of these customers would have a material and adverse effect upon its financial condition and results of operations.

Notes receivable consist of financial instruments issued by customers for the purchase of player terminals and licenses, and amounts generated from reimbursable amounts advanced under development agreements, generally at prevailing interest rates. Substantially all of the Company’s notes receivable are from Native American tribes or their gaming enterprises. At September 30, 2006, two customers represented approximately 66% and 24% of the notes receivable. All of the Company’s notes receivable are collateralized by the related equipment sold, or, in the case of development agreements, the personal property not owned by the Company contained within the tribal gaming facility, although the value of such property or equipment, if repossessed, may be less than the note receivable outstanding.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Related Party Transactions

During fiscal 2006 and 2005, in connection with executing a content license agreement, the Company paid $25,000 to a family member of the former Chairman of the Board. Subsequent to September 30, 2006, the Company entered into a consulting arrangement with the former Chairman of the Board for a period of 18 months.

13. Supplemental Consolidated Quarterly Financial Data (Unaudited)

	Year Ended September 30, 2006
	Quarters Ended
	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006
	(In thousands, except per-share amounts)
Total revenues	$34,038	$46,456	$32,168	$32,450
Operating income (loss)	3,140	4,620	(264)	6
Income (loss) before taxes	2,655	4,177	(810)	26
Net income (loss)	1,529	2,476	(585)	112
Diluted earnings (loss) per share	0.05	0.09	(0.02)	0.00
Weighted average shares outstanding, diluted	28,854	29,010	29,388	29,178

	Year Ended September 30, 2005
	Quarters Ended
	December 31, 2004	March 31, 2005	June 30, 2005	September 30, 2005
	(In thousands, except per-share amounts)
Total revenues	$39,166	$40,047	$37,149	$36,854
Operating income	8,219	8,718	7,682	5,203
Income before taxes	8,097	8,405	7,615	4,983
Net income	5,023	5,212	4,550	2,858
Diluted earnings per share	0.17	0.18	0.16	0.10
Weighted average shares outstanding, diluted	30,262	29,763	29,143	29,071

MULTIMEDIA GAMES, INC.

Schedule II – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Balance at Beginning of Period	(Recoveries)/ Additions	Deductions	Balance at End of Period
	(In thousands)
FY 2006	$229	$849	$71	$1,007
FY 2005	608	(196)	183	229
FY 2004	636	(17)	11	608

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTIMEDIA GAMES, INC.

By:	/s/ Randy S. Cieslewicz
Randy S. Cieslewicz
Interim Chief Financial Officer

Dated: December 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CLIFTON E. LIND	Chief Executive Officer and Director	December 14, 2006
Clifton E. Lind	(Principal Executive Officer)

/s/ RANDY S. CIESLEWICZ	Interim Chief Financial Officer	December 14, 2006
Randy S. Cieslewicz	(Principal Financial Officer and Principal Accounting Officer)

/s/ MICHAEL J.MAPLES	Chairman of the Board and Director	December 14, 2006
Michael J. Maples

/s/ ROBERT D. REPASS	Director	December 14, 2006
Robert D. Repass

/s/ JOHN M. WINKELMAN	Director	December 14, 2006
John M. Winkelman

/s/ EMANUEL R. PEARLMAN	Director	December 14, 2006
Emanuel Pearlman

/s/ NEIL E. JENKINS	Director	December 14, 2006
Neil E. Jenkins

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION
3.1	Amended and Restated Articles of Incorporation	(1)

3.2	Amendment to Articles of Incorporation	(10)

3.3	Amended and Restated Bylaws	(2)

10.1	Form of Integrated Gaming Services Agreement	(3)

10.2	1994 Employee Stock Option Plan	(3)

10.3	1994 Director Stock Option Plan	(3)

10.4	1996 Stock Incentive Plan, as Amended	(5)

10.5	President’s Plan	(4)

10.6	1998 Senior Executive Stock Option Plan	(5)

10.7	2000 Stock Option Plan	(5)

10.8	2001 Stock Option Plan	(6)

10.9	Stockholder Rights Plan	(7)

10.10	2002 Stock Option Plan	(8)

10.11	2003 Outside Director Stock Option Plan	(9)

10.12	Ad Hoc Option Plan	(11)

10.13	Employment Agreement executed March 26, 2003 between the Company and Gordon Graves	(8)

10.14	Employment Agreement executed September 9, 2004 between the Company and Clifton Lind	(12)

10.15	Amended and Restated Loan and Security Agreement between the Company and Comerica Bank	(13)

10.16	First Amendment to the Amended and Restated Loan and Security Agreement between the Company and Comerica Bank	(14)

10.17	Agreement dated October 24, 2006 by and among the Company and Liberation Investments, L.P., a Delaware limited partnership (“LILP”), Liberation Investments, Ltd., a private offshore investment corporation (“LILtd”), Liberation Investment Group, LLC, a Delaware limited liability company and general partner of LILP and a discretionary investment advisor to LILtd (“LIGLLC”), Emanuel R. Pearlman, the Chief Executive Officer and majority member of LIGLLC, and Neil E. Jenkins	(15)

10.18	Consulting Agreement dated October 23, 2006 by and between the Company and Sarnoff Entertainment Corporation	(15)

21.1	Subsidiaries of registrant	(16)

23.1	Consent of BDO Seidman, LLP	(16)

31.1	Certification of the Principle Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(16)

31.2	Certification of the Principle Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(16)

32.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer, Pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(16)

(1)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission, or SEC, for the quarter ended March 31, 1997.
(2)	Incorporated by reference to our Form 10-K filed with the SEC for the fiscal year ended September 30, 2003.
(3)	Incorporated by reference to our Form 10-KSB filed with the SEC for the fiscal year ended September 30, 1994.
(4)	Incorporated by reference to our Form 10-KSB filed with the SEC for the fiscal year ended September 30, 1998.
(5)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on December 1, 2000 (File No. 333-51072).
(6)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on October 18, 2001 (File No. 333-100611).
(7)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on October 15, 1998.
(8)	Incorporated by reference to our Form 10-Q filed with the SEC for the quarter ended March 31, 2003.

(9)	Incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed with the SEC on January 6, 2004.
(10)	Incorporated by reference to our Form 10-Q filed with the SEC for the quarter ended December 31, 2003.
(11)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on October 18, 2002
(File No. 333 - 100612).
(12)	Incorporated by reference to our Form 10-K filed with the SEC for the fiscal year ended September 30, 2004.
(13)	Incorporated by reference to our Form 10-K filed with the SEC for the fiscal year ended September 30, 2005.
(14)	Incorporated by reference to our Form 8-K filed with the SEC on July 3, 2006.
(15)	Incorporated by reference to our Form 8-K filed with the SEC on October 26, 2006.
(16)	Filed herewith.