Form 10-K/A
period 2006-09-30
MULTIMEDIA GAMES INC
filed 2007-01-29
CIK 896400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2006

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

As of January 15, 2007, the registrant had 27,612,008 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Multimedia Games, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2006, as filed with the Securities and Exchange Commission on December 14, 2006 (the “Original Report”), for the purpose of including information that was to be incorporated by reference from our definitive proxy statement. We will not file our proxy statement within 120 days of the end of our fiscal year, and, therefore are amending Items 10, 11, 12, 13 and 14 of Part III of our Original Report to add the information contained herein. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are filing new certifications by the Company’s principal executive officer and principal financial officer as exhibits to this Form 10-K/A under Item 15.

Except as described above, this Amendment does not modify or update other disclosures in the Original Report, including the nature and character of such disclosures, to reflect events occurring after the filing date of the Original Report. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

As of January 15, 2007, our executive officers and directors and their respective ages and positions with us were as follows:

Name	Age	Positions and Offices

Clifton E. Lind	60	President, Chief Executive Officer and Director
Randy S. Cieslewicz	35	Vice President and Interim Chief Financial Officer
Gary L. Loebig	58	Executive Vice President of Sales
Brendan M. O’Connor	47	Executive Vice President and Chief Technology Officer
Robert F. Lannert	51	Executive Vice President of Class II Gaming
P. Howard Chalmers	63	Senior Vice President of Planning and Corporate Communications
Scott A. Zinnecker	58	Senior Vice President, Human Resources and Central Operations
Michael J. Maples, Sr.	64	Director, Chairman of the Board
Robert D. Repass	46	Director
John M. Winkelman	60	Director
Neil E. Jenkins	57	Director
Emanuel R. Pearlman	46	Director

Clifton E. Lind has been our Chief Executive Officer since February 2003. From June 1998 until February 2003, Mr. Lind was our President and Chief Operating Officer. Mr. Lind has been a director of ours since May 2000. From 1991 to 1993, Mr. Lind was the Executive Vice President, Chief Operating Officer and Chief Financial Officer of KDT Industries, a high-tech manufacturing and services company. From 1994 until January 1997, Mr. Lind was the President and Chief Executive Officer of KDT Industries. From January 1997 until joining us as President, Mr. Lind was President of Celmark, Inc., an Austin, Texas based company owned by Mr. Lind, which provided management and financial consulting services. Mr. Lind received a Bachelor of Business Administration in Finance and a Master of Business Administration from the University of Texas at Austin.

Randy S. Cieslewicz has been Interim Chief Financial Officer since May 2006. Mr. Cieslewicz joined us in March 2002 as Vice President of Tax and Budget and in July 2005, became our Vice President of Tax, Budget, and Corporate Compliance. Mr. Cieslewicz worked in public accounting from 1994 through 2002, last serving as a Tax Manager for BDO Seidman, LLP. Mr. Cieslewicz received his Bachelor of Business Administration in Accounting from Sam Houston State University.

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

Michael J. Maples, Sr. has been a director of ours since August 2004 and has served as Chairman of the Board since April, 2006. Mr. Maples held various management positions at Microsoft Corporation from April 1988 to July 1995, including Executive Vice President of the Worldwide Products Group. As a member of the Office of the President at Microsoft, Mr. Maples reported directly to the Chairman. Previously, he served as Director of Software Strategy for International Business Machines Corp. Mr. Maples also currently serves on the boards of PeopleSoft, an enterprise software applications company, Motive, Inc., a service management software company, Lexmark International, Inc., a laser and inkjet printer company, and Sonic Corp., an operator and franchisor of drive-in restaurants. He is currently a member of the Board of Visitors of the Engineering School at the University of Oklahoma and the College of Engineering Foundation Advisory Council at the University of Texas at Austin. Mr. Maples received a Bachelor of Science degree in Electrical Engineering from the University of Oklahoma and a Master of Business Administration from Oklahoma City University.

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

John M. Winkelman has been a director of ours since August 2000. From 1999 to 2000, Mr. Winkelman was the Chief Executive Officer of Viejas Casino and Turf Club, a casino owned and operated by the Viejas Tribe located in San Diego County, California. From 1989 to 1999, Mr. Winkelman was the Economic Development Advisor to the Viejas Tribal Council. He has worked extensively with Native American enterprises for the past 20 years, with a primary focus on tribal gaming and related economic development. Mr. Winkelman received a Bachelor of Arts in Laws and a Juris Doctor degree from Thomas Jefferson School of Law, formerly Western State University.

Neil E. Jenkins has been a director of ours since October 2006. Since 2000, he has been an Executive Vice President and Secretary and the General Counsel for Lawson Products, Inc., a publicly traded industrial products company. From 1996-1999, Mr. Jenkins owned an SCH Golf Franchise that specialized in tours to Scotland and Ireland. Beginning in 1974, Mr. Jenkins began working in labor relations for Bally Manufacturing Corporation, and continued in the legal department, rising to the position of General Counsel, a capacity he served in from 1985-1992. In 1993, Mr. Jenkins became a member of Bally Gaming International’s Executive Team, where he helped coordinate business development, legal, and licensing matters for Bally Manufacturing’s gaming industry spin-off. Mr. Jenkins received a Bachelor of Arts degree in Political Science from Brown University, a Juris Doctor degree from Loyola University Chicago School of Law, and a Master of Science degree in Financial Markets from the Center for Law & Financial Markets at the Illinois Institute of Technology.

Emanuel R. Pearlman has been a director of ours since October 2006. He has more than 20 years of experience in the investment community. Mr. Pearlman is the founder and Chief Executive Officer of Liberation Investment Group, a New York-based investment management firm. Prior to founding Liberation, he was the Chief Operating Officer of Vornado Operating Corporation. For 14 years, Mr. Pearlman ran Gemini Partners, which specialized in strategic block investing and financial consulting. His experience in the gaming industry includes consulting to Jackpot Enterprises and to Bally Entertainment Corporation, where he advised the company on its business and financial activities. Mr. Pearlman received a Bachelor of Arts degree in Economics from Duke University, and a Master of Business Administration degree from the Harvard Graduate School of Business.

Each director is elected annually and holds office until such director’s successor is elected, or until such director’s death, resignation or removal from office.

No family relationship exists between any of our directors, executive officers or any person nominated or chosen by us to become a director or executive officer.

Audit Committee Composition and Audit Committee Financial Expert

Our Board of Directors has appointed Messrs. Repass, Maples, Winkelman, and Jenkins as members of the Audit Committee of the Board of Directors. All Audit Committee members are “independent” as defined and required under the Nasdaq listing standards and the rules and regulations of the Securities and Exchange Commission. All Audit Committee members also possess the level of financial literacy required by all applicable laws and regulations. The Board has determined that at least one member of the Audit Committee, Mr. Repass, is an Audit Committee “financial expert,” and that Mr. Repass is “independent” as defined by the rules and regulations of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3, 4 and 5 submitted to us during and with respect to fiscal 2006, all statements of beneficial ownership that were required to be filed with the Securities and Exchange Commission were timely filed, except for the purchase of 10,000 shares of common stock at $9.09 by a director (Michael J. Maples, Sr.) on August 18, 2006, which was reported on August 30, 2006.

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

ITEM 11. Executive Compensation

Summary Compensation Table

The following table provides certain summary information concerning the annual compensation for our Chief Executive Officer and for each of our four most highly compensated executive officers, other than our Chief Executive Officer, whose salary and bonus exceeded $100,000 for services rendered to us during the fiscal years ended September 30, 2006, September 30, 2005 and September 30, 2004 (the “Named Executive Officers”):

		Annual Compensation		Long–Term Compensation	All Other Compensation(1)
Name and Principal Position	Fiscal Year	Salary	Bonus	Securities Underlying Options (#)
Clifton E. Lind	2006	$450,000	$—	—	$14,546
President and	2005	467,553	17,000	—	19,511
Chief Executive Officer	2004	437,885	25,000	—	16,730
Gary L. Loebig	2006	185,000	43,000	—	6,463
Executive Vice President	2005	182,885	34,000	50,000	4,282
of Sales	2004	153,000	37,500	—	3,000
Brendan M. O’Connor	2006	185,000	3,000	—	17,081
Executive Vice President and	2005	183,066	21,250	40,000	8,821
Chief Technical Officer	2004	158,006	37,500	—	8,005
James A. Bannerot	2006	183,750	2,250	—	7,690
Legal Coordinator	2005	191,827	8,500	—	7,673
	2004	175,000	—	—	7,300
P. Howard Chalmers	2006	180,000	3,000	—	6,923
Senior Vice President of	2005	165,385	19,125	45,000	7,199
Planning and	2004	140,000	27,500	—	5,600
Corporate Communications

(1)	All other compensation consists of the employer match of 401(k) contributions.

Option Grants in Last Fiscal Year

There were no grants of stock options or stock appreciation rights to the Named Executive Officers during the fiscal year ended September 30, 2006.

Aggregated Option Exercises in the Fiscal Year Ended September 30, 2006 and Fiscal Year-End Option Value

The following table sets forth information regarding the exercise of stock options during the fiscal year ended September 30, 2006 and the unexercised stock options held at September 30, 2006 by the Named Executive Officers.

Name	Shares Acquired Upon Exercise (#)	Value Realized(1)	Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)		Value of Unexercised In-the-Money Options at Fiscal Year-End(2)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Clifton E. Lind	—	$—	977,334	100,000	$3,738,204	$—
Gary L. Loebig	1,000	7,974	392,662	37,500	2,487,522	55,125
Brendan M. O’Connor	—	—	403,000	30,000	3,002,627	44,100
James A. Bannerot	—	—	75,000	—	—	—
P. Howard Chalmers	30,000	237,806	101,249	56,249	9,188	27,563

(1)	Based upon the market price of the purchased shares on the exercise date less the option exercise price paid for those shares.
(2)	Based upon the difference between the closing selling price of the Company’s common stock on the NASDAQ Global Select Market on the last day of the 2006 fiscal year ($9.08 per share) and the exercise price of the options.

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

Other Committees of the Board of Directors. The members of any other committee of the Board of Directors which may be established from time to time, including our current Strategic Review Committee, each receive an additional $5,000 per year for serving on any such committee, except for the chairman of any such committee, who receives $10,000 per year for serving on such committee as its chairman. Each member of any such committee also receives $400 for each meeting of such committee attended in person and $200 for each meeting of such committee attended by telephone.

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

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Other than the employment agreement with Clifton E. Lind, we do not have employment agreements with our executive officers.

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

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended September 30, 2006, the Compensation Committee of our Board of Directors consisted of Mr. Winkelman and Mr. Thomas Sarnoff, who resigned as a director of the Company and member of the Compensation Committee in October 2006. Neither of these individuals has served at any time as an officer or employee of the Company or is an executive officer at any company where an executive officer of the Company serves on the Compensation Committee.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of January 15, 2007 by (i) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director and director nominee, (iii) each Named Executive Officer, and (iv) all of our directors and executive officers as a group:

Beneficial Owner(1)	Number of Shares Beneficially Owned		Percent of Class (2)
FMR Corp.	2,802,464	(3)	10.1%
Royce & Associates, LLC	2,745,738	(4)	9.9%
Prentice Capital Management, LP	2,661,733	(5)	9.6%
Private Capital Management, LP	2,452,433	(6)	8.9%
Liberation Investment Group, LLC	2,311,327	(7)	8.4%
Barclays Global Investors, NA.	1,646,826	(8)	6.0%
Sowood Capital Management, LP	1,464,900	(9)	5.3%
Clifton E. Lind	2,147,686	(10)	7.8%
Gary L. Loebig	393,662	(11)	1.4%
Brendan M. O’Connor	403,000	(12)	1.5%
P. Howard Chalmers	138,748	(13)	*
James A. Bannerot	75,000	(14)	*
Michael J. Maples, Sr.	57,500	(15)	*
Robert D. Repass	172,500	(16)	*
John M. Winkelman	220,000	(17)	*
Neil E. Jenkins	—		*
Emanuel R. Pearlman	2,311,327	(18)	8.4%
All executive officers and directors as a group (13 persons)	3,970,896	(19)	14.4%

*	Represents beneficial ownership of less than one percent.
(1)	Unless otherwise noted, the address for all officers and directors is the address of our principal executive offices at 206 Wild Basin, Building B, Fourth Floor, Austin, Texas 78746.
(2)	Percentages of ownership are based on 27,612,008 shares of common stock outstanding on January 15, 2007. Shares of common stock subject to stock options which are currently exercisable or will become exercisable within 60 days after January 15, 2007, are deemed outstanding for computing the percentage for the person or group holding such options, but are not deemed outstanding for computing the percentage for any other person or group.
(3)	Pursuant to Schedule 13G/A dated June 10, 2005, filed with the Securities and Exchange Commission, FMR Corp. reported that as of May 31, 2005 it and certain related entities had sole voting power over 26,100 shares and sole dispositive power over 2,802,464 shares and that its address is 82 Devonshire Street, Boston, Massachusetts 02109.
(4)	Pursuant to Schedule 13G/A dated January 23, 2007, filed with the Securities and Exchange Commission, Royce & Associates, LLC reported that as of December 31, 2006 it had sole voting power over 2,745,738 shares and sole dispositive power over 2,745,738 shares and that its address is 1414 Avenue of the Americas, New York, New York 10019.
(5)	Pursuant to Schedule 13G/A dated February 14, 2006, filed with the Securities and Exchange Commission, Prentice Capital Management, LP reported that as of December 31, 2005 it and certain related entities had shared voting power over 2,661,733 shares and shared dispositive power of 2,661,733 shares and that its address is 623 Fifth Avenue, 32nd Floor, New York, New York 10022.
(6)	Pursuant to Schedule 13G/A dated February 14, 2006, filed with the Securities and Exchange Commission, Private Capital Management, LP reported that as of February 14, 2006, it and certain related entities had shared voting power over 2,452,433 shares and shared dispositive power of 2,452,433 shares and that its address is 8889 Pelican Bay Boulevard, Naples, Florida 34108.
(7)	Pursuant to Schedule 13D dated August 29, 2006, filed with the Securities and Exchange Commission, Liberation Investment Group, LLC reported that it and certain related entities had shared voting power over 2,311,327 shares and shared dispositive power of 2,311,327 shares and that its address is 330 Madison Avenue, 6th Floor, New York, New York, 10017.
(8)	Pursuant to Schedule 13G dated January 23, 2007, filed with the Securities and Exchange Commission, Barclays Global Investors, NA. reported that as of December 31, 2006, it and certain related entities had sole voting power over 1,578,528 shares and sole dispositive power over 1,646,826 shares and that its address was 45 Fremont Street, San Francisco, California 94105.

(9)	Pursuant to Schedule 13G dated May 30, 2006, filed with the Securities and Exchange Commission, Sowood Capital Management, L.P. reported that as of May 18, 2006, it and certain related entities had sole voting power over 1,464,900 shares and sole dispositive power of 1,464,900 shares and that its address is 500 Boylston Street, 17th Floor, Boston, MA 02116.
(10)	Consists of (i) 990,852 shares owned by Mr. Lind, (ii) 1,077,334 shares issuable upon the exercise of options that are currently exercisable, (iii) 27,000 shares held in various retirement accounts, and (iv) 52,500 shares held by the Lind Family Partnership.
(11)	Consists of (i) 1,000 shares owned by Mr. Loebig, and (ii) 393,662 shares issuable upon the exercise of stock options that are currently exercisable.
(12)	Consists of 403,000 shares issuable upon the exercise of stock options that are currently exercisable.
(13)	Consists of 138,748 shares issuable upon the exercise of stock options that are currently exercisable.
(14)	Consists of 75,000 shares issuable upon the exercise of stock options that are currently exercisable.
(15)	Consists of (i) 10,000 shares owned by Mr. Maples, and (ii) 47,500 shares issuable upon the exercise of stock options that are currently exercisable.
(16)	Consists of 172,500 shares issuable upon the exercise of stock options that are currently exercisable.
(17)	Consists of 220,000 shares issuable upon the exercise of stock options that are currently exercisable.
(18)	Consists of (i) 2,311,327 shares owned by Liberation Investment Group, LLC.
(19)	Consists of (i) 1,087,602 shares owned, and (ii) 2,883,294 shares issuable upon the exercise of stock options that are exercisable within the next 60 days.

For information about the Company’s securities authorized for issuance under equity compensation plans, see “Item 5. Market for Registrant’s Common Equity and Related Stock Matters” and further descriptions of the Company’s equity compensation plans in “PART IV – Item 15. Financial Statements – Note 9. Stockholders’ Equity.”

ITEM 13. Certain Relationships and Related Transactions

Our bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Texas law. In addition, our articles of incorporation limit the personal liability of the members of our Board of Directors for breaches by the directors of their fiduciary duties and we have purchased directors’ and officers’ liability insurance.

Related Party Transactions

On October 24, 2006, we entered into an agreement with a former director, Thomas Sarnoff, which provides for Mr. Sarnoff’s services as a consultant to us for the next 18 calendar months at a fee of $8,000 per month.

ITEM 14. Principal Accountant Fees and Services

The following table presents the fees for professional services rendered by BDO Seidman, LLP for the fiscal years ended September 30, 2006, and September 30, 2005.

	2006	2005
Audit Fees	$1,011,895	$1,586,182
Audit-Related Fees	182,931	29,400
Tax Fees	106,612	92,784
All Other Fees	—	—

Total	$1,301,438	$1,708,366

Audit Fees. Audit Fees represent fees for professional services provided in connection with the audit of our annual financial statements and of management’s assessment and the operating effectiveness of internal control over financial reporting including in our Form 10-K, the quarterly reviews of financial statements included in our Form 10-Q filings and other statutory or regulatory filings.

Audit-Related Fees. Audit-Related Fees are fees for assurance and related services that are reasonably related to the attendance at our Audit Committee meetings and our Annual Shareholders’ Meeting. This category includes fees related to assistance in employee benefit and compensation plan audits, SAS 70 audit and consulting on financial accounting/reporting standards.

Tax Fees. Tax Fees primarily include professional services performed with respect to review of our original and amended tax returns and those of our consolidated subsidiaries, and for state, local and international tax consultation.

All Other Fees. All other fees includes the aggregate fees for products and services provided by BDO Seidman, LLP that are not reported under “Audit Fees,” “Audit Related Fees” or “Tax Fees”. There were not other fees in the fiscal years ended September 30, 2006 and September 30, 2005.

The Audit Committee has also adopted procedures for preapproving all audit and non-audit services provided by BDO Seidman, LLP. These procedures include reviewing a budget for audit and permitted non-audit services. The budget includes a description of, and a budgeted amount for, particular categories of non-audit services that are recurring in nature, and therefore anticipated at the time the budget is submitted. Audit Committee approval is required to exceed the budget amount for a particular category of non-audit services, and to engage the independent auditor for any non-audit services not included in the budget. For both types of pre-approval, the Audit Committee considers whether such services are consistent with the Securities and Exchange Commission’s rules on auditor independence.

PART IV

Item 15. Exhibits and Financial Statements and Schedules.

3. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTIMEDIA GAMES, INC.
(Registrant)

By:	/s/ RANDY S. CIESLEWICZ
Randy S. Cieslewicz
Interim Chief Financial Officer

Dated: January 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CLIFTON E. LIND Clifton E. Lind	Chief Executive Officer and Director (Principal Executive Officer)	January 29, 2007

/s/ RANDY S. CIESLEWICZ Randy S. Cieslewicz	Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 29, 2007

/s/ MICHAEL J. MAPLES Michael J. Maples	Chairman of the Board and Director	January 29, 2007

/s/ ROBERT D. REPASS Robert D. Repass	Director	January 29, 2007

/s/ JOHN M. WINKELMAN John M. Winkelman	Director	January 29, 2007

/s/ NEIL E. JENKINS Neil E. Jenkins	Director	January 29, 2007

/s/ EMANUEL R. PEARLMAN Emanuel R. Pearlman	Director	January 29, 2007

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Interim Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002