Form 10-Q
period 2006-12-31
MULTIMEDIA GAMES INC
filed 2007-02-09
CIK 896400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 2, 2007, there were 27,613,195 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

PART I

FINANCIAL INFORMATION

Item 1.	Financial Statements

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2006 and September 30, 2006

(In thousands, except shares)

(Unaudited)

	December 31, 2006	September 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,200	$4,939
Accounts receivable, net of allowance for doubtful accounts of $1,022 and $1,007, respectively	16,510	17,825
Inventory	3,600	3,600
Prepaid expenses and other	2,429	2,562
Notes receivable	15,970	16,969
Deferred income taxes	1,754	1,623

Total current assets	43,463	47,518
Restricted cash and long-term investments	959	986
Leased gaming equipment, net	34,304	31,095
Property and equipment, net	85,730	86,264
Notes receivable	46,286	49,399
Intangible assets, net	45,362	46,120
Other assets	921	1,100
Deferred income tax	8,988	6,059

Total assets	$266,013	$268,541

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of revolving lines of credit	$13,613	$12,821
Current portion of long-term debts and capital leases	3,163	4,954
Accounts payable and accrued expenses	30,322	31,671
Federal and state income tax payable	1,912	2,125
Deferred revenue	1,667	1,782

Total current liabilities	50,677	53,353
Revolving lines of credit	45,092	43,193
Long-term debts and capital leases, less current portion	1,242	1,340
Other long-term liabilities	2,668	2,710

Total liabilities	99,679	100,596

Commitments and contingencies
Stockholders’ equity:
Preferred stock:	—	—
Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 31,522,043 and 31,422,818 shares issued, and 27,610,658 and 27,511,433 shares outstanding, respectively	315	314

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS – (Continued)

As of December 31, 2006 and September 30, 2006

(In thousands, except shares)

(Unaudited)

	December 31, 2006	September 30, 2006
Additional paid-in capital	75,287	74,121
Treasury stock, 3,911,385 shares at cost	(24,741)	(24,741)
Retained earnings	115,430	118,242
Accumulated other comprehensive income	43	9

Total stockholders’ equity	166,334	167,945

Total liabilities and stockholders’ equity	$266,013	$268,541

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended December 31, 2006 and 2005

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended December 31,
	2006	2005
REVENUES:
Gaming revenue:
Class II	$14,775	$24,404
Oklahoma compact	6,409	1,772
Charity	4,177	4,668
All other	2,479	1,861
Gaming equipment, system sale and lease revenue	326	625
Other	884	708

Total revenues	29,050	34,038

OPERATING COSTS AND EXPENSES:
Cost of gaming equipment and systems sold and royalty fees paid	523	597
Selling, general and administrative expenses	18,612	15,958
Amortization and depreciation	14,477	14,343

Total operating costs and expenses	33,612	30,898

Operating income (loss)	(4,562)	3,140
OTHER INCOME (EXPENSE):
Interest income	1,574	481
Interest expense	(1,310)	(966)

Income (loss) before income taxes	(4,298)	2,655
Income tax expense (benefit)	(1,486)	1,126

Net income (loss)	$(2,812)	$1,529

Basic earnings (loss) per share	$(0.10)	$0.06

Diluted earnings (loss) per share	$(0.10)	$0.05

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31, 2006 and 2005

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,812)	$1,529
Adjustments to reconcile net income (loss) to cash and cash equivalents provided by operating activities:
Amortization	1,722	1,700
Depreciation	12,755	12,643
Accretion of contract rights	1,499	982
Loss on disposal of long-lived assets	580	—
Provisions for inventory and long-lived assets	181	—
Deferred income taxes	(3,060)	(2,731)
Share-based compensation	421	682
Provision for of doubtful accounts	345	41
Interest income from imputed interest	(652)	—
Changes in operating assets and liabilities:
Accounts receivable	1,005	6,063
Inventory	—	80
Contract costs in excess of billing	—	(393)
Prepaid expenses and other	312	355
Federal and state income tax payable	(213)	56
Notes receivable	755	111
Accounts payable and accrued expenses	(1,349)	(6,018)
Other long-term liabilities	(15)	(188)
Deferred revenue	(115)	(211)

NET CASH PROVIDED BY OPERATING ACTIVITIES	11,359	14,701

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(16,880)	(8,952)
Proceeds from disposal of assets	784	—
Acquisition of intangible assets	(1,197)	(1,416)
Advances under development agreements	(926)	(5,914)
Repayments under development agreements	3,574	2,763

NET CASH USED IN INVESTING ACTIVITIES	(14,645)	(13,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants, and related tax benefit	746	267
Principal payments of long-term debt and capital leases	(1,889)	(3,753)
Proceeds from revolving lines of credit	7,500	17,400
Payments on revolving lines of credit	(4,809)	(8,443)
Purchase of treasury stock	—	(1,107)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,548	4,364

EFFECT OF EXCHANGE RATES ON CASH	(1)	—

Net increase (decrease) in cash and cash equivalents	(1,739)	5,546
Cash and cash equivalents, beginning of period	4,939	118

Cash and cash equivalents, end of period	$3,200	$5,664

SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$1,270	$909

Income tax paid	$1,756	$3,688

NON-CASH TRANSACTIONS:
Imputed interest resulting from development agreement note receivable	1,519	—

The accompanying notes are an integral part of the consolidated financial statements.

1. SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes contained within the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, as amended by Amendment No. 1 on Form 10-K/A thereto.

The financial statements included herein as of December 31, 2006, and for each of the three months ended December 31, 2006 and 2005, have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States, and the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the three months ended December 31, 2006, are not necessarily indicative of the results which will be realized for the year ending September 30, 2007.

For a description of the Company’s significant accounting policies, see Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Reclassification. Reclassifications were made to the prior-period consolidated balance sheet and consolidated statement of cash flows to conform to the current-period financial statement presentation. This reclassification did not have an impact on the Company’s previously reported results of operations.

Recent Accounting Pronouncements Issued. On July 13, 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition, and for the measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect, if any, of FIN 48 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB, No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires companies to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior-year misstatements on the current year financial statements. This pronouncement is effective for the Company in fiscal 2007. The Company does not believe SAB 108 will have a material effect on the financial statements and related disclosures.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and will be effective for periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, of SFAS 157 on its consolidated financial statements.

2. Development Agreements

The Company enters into development agreements to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to exclusive placement of the Company’s gaming terminals, and the Company receives a fixed percentage of those gaming terminals’ hold per day over the term of the agreement. Certain of the agreements contain gaming terminal performance standards that could allow the facility to reduce a portion of the Company’s guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the hold to be used to repay some or all of the advances recorded as notes receivable. Amounts advanced in excess of those to be reimbursed by the customer are allocated to intangible assets and are generally amortized over the life of the contract, which is recorded as a reduction of revenue generated from the gaming facility. Certain amounts related to personal property owned by the Company and located at the tribal gaming facility are carried in the Company’s property and equipment, and depreciated over the estimated useful life of the related asset. In the past and in the future, the Company may by mutual agreement and for consideration, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset recovered for that particular development agreement, if any.

To date, the Company has advanced approximately to $146.0 million toward development agreements. Currently, the Company does not have any commitments to fund development agreements, although the Company may decide to commit funds for future development agreements.

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the three months ended December 31, 2006, there was no impairment to the assets’ carrying values.

The following net amounts related to advances made under development agreements and were recorded in the following balance sheet captions:

	December 31, 2006	September 30, 2006
	(In thousands)
Included in:
Notes receivable	$62,256	$64,705
Property and equipment, net of accumulated depreciation	6,778	7,493
Intangible assets – contract rights, net of accumulated amortization	34,007	34,146

Total	$103,041	$106,344

3. Property and Equipment and Leased Gaming Equipment

The Company’s property and equipment and leased gaming equipment consisted of the following:

	December 31, 2006	September 30, 2006	Estimated Useful Lives
Gaming equipment and third-party gaming content licenses available for deployment	$32,284	$29,946	(A)
Deployed gaming equipment	87,356	84,958	3-5 years
Deployed third-party gaming content licenses	18,821	16,840	3 years
Tribal gaming facilities and portable buildings	17,377	18,874	5-7 years
Third-party software costs	8,105	7,969	3-5 years
Vehicles	6,843	6,843	3-10 years
Other	3,211	3,192	3-7 years

Total property and equipment	173,997	168,622
Less accumulated depreciation and amortization	(88,267)	(82,358)

Total property and equipment, net	$85,730	$86,264

Leased gaming equipment	$132,504	$123,397	3 years
Less accumulated depreciation	(98,200)	(92,302)

Total leased gaming equipment, net	$34,304	$31,095

(A)	Gaming equipment and third-party gaming content licenses will begin depreciating when they are placed in service.

During the quarter ended December 31, 2006, the Company wrote off $485,000 of third-party gaming content licenses and installation costs.

4. Intangible Assets

The Company’s intangible assets consisted of the following:

	December 31, 2006	September 30, 2006	Estimated Useful Lives
	(In thousands)
Contract rights under development agreements	$42,886	$41,526	5-7 years
Internally developed gaming software	21,517	20,899	1-5 years
Noncompete agreement	2,053	2,053	5 years
Patents and trademarks	6,944	6,554	1-5 years
Other	2,283	2,172	3-5 years

Total intangible assets	75,683	73,204
Less accumulated amortization – all other	(30,321)	(27,084)

Total Intangible assets, net	$45,362	$46,120

During the quarter ended December 31, 2006, the Company wrote off internally developed gaming software of $95,000.

5. Notes Receivable.

The Company’s notes receivable consisted of the following:

	December 31, 2006	September 30, 2006
	(In thousands)
Notes receivable from development agreements	$62,256	$64,705
Notes receivable from equipment sales	—	963
Other notes receivable	—	700

Notes receivable	62,256	66,368
Less current portion	(15,970)	(16,969)

Notes receivable – non-current	$46,286	$49,399

6. Credit Facility, Long-Term Debt and Capital Leases.

The Company’s Credit Facility, long-term debt and capital leases consisted of the following:

	December 31, 2006	September 30, 2006
	(In thousands)
Revolving lines of credit	$58,705	$56,014
Less current portion	(13,613)	(12,821)

Long-term revolving lines of credit	$45,092	$43,193

Term loan facility	$2,500	$3,750
Other long-term debt	1,539	1,705
Capital lease obligations	366	839

Long-term debt and capital leases	4,405	6,294
Less current portion	(3,163)	(4,954)

Long-term debt and capital leases, less current portion	$1,242	$1,340

Effective June 2006, the Company amended its Credit Facility, which provides the Company with a term loan facility, or the Term Loan, a revolving line of credit, or the Revolver, and reducing lines of credit, or the Reducing Revolvers.

As of December 31, 2006, the Term Loan has an outstanding balance of $2.5 million, and is due in monthly principal installments of $416,667, plus interest at Prime (or 8.25% as of December 31, 2006), with all principal and interest due in June 2007. There is no additional funding available under the Term Loan.

The revolving lines of credit include the Revolver and the Reducing Revolvers. The Revolver provides the Company with up to $25.0 million for working capital needs. The Revolver has an outstanding balance of $23.9 million, leaving $1.1 million available. The Revolver matures in June 2008 and bears interest at Prime. The Reducing Revolvers provide the Company for borrowings up to $35.0 million and $9.5 million, which is advanceable based on the Company’s unfinanced capital expenditures. The $35.0 million Reducing Revolver began reducing in December 2005 and as of the December 2006 quarter began reducing at a rate of $2.8 million per quarter until maturity in June 2009. As of December 31, 2006, the $35.0 million Reducing Revolver has an availability of $25.3 million, all of which has been drawn and is outstanding. The $9.5 million Reducing Revolver is reduced by $791,000 each quarter, beginning in June 2007 and matures in June 2009. As of December 31, 2006, all of the $9.5 million has been drawn and is outstanding under the Reducing Revolver. Availability under the Revolvers is further reduced by $1.0 million for outstanding letters of credit. The Reducing Revolvers bear interest at Prime.

The Credit Facility is collateralized by substantially all of the Company’s assets, and also contains financial covenants as defined in the agreement. These include a maximum indebtedness to earnings before interest, tax, depreciation and amortization, or EBITDA, ratio of 1.50:1.00, a maximum total liabilities to tangible net worth ratio of 1.25:1.00, a minimum trailing twelve-month EBITDA of $60.0 million, and a maximum rolling four-quarter capital expenditures rate of $175.0 million, including amounts advanced under development agreements. The Company was in compliance with these covenants as of December 31, 2006.

Other long-term debt at December 31, 2006, represents a five-year loan related to financing the Company’s corporate aircraft, and various three-to five-year loans for the purchase of automobiles and property and equipment.

7. Earnings Per Common Share.

Earnings (loss) per common share is computed in accordance with SFAS No. 128, “Earnings per Share.” Presented below is a reconciliation of net income (loss) available to common stockholders and the differences between weighted average common shares outstanding, which are used in computing basic earnings (loss) per share, and weighted average common and potential shares outstanding, which are used in computing diluted earnings (loss) per share.

	Three Months Ended December 31,
	2006	2005
	(In thousands, except shares and per share amounts)
Income (loss) available to common stockholders	$(2,812)	$1,529

Weighted average common shares outstanding	27,534,490	27,014,114
Effect of dilutive securities:
Options	—	1,839,889

Weighted average common and potential shares outstanding	27,534,490	28,854,003

Basic earnings (loss) per share	$(0.10)	$0.06

Diluted earnings (loss) per share	$(0.10)	$0.05

For the three months ended December 31, 2006, options to purchase approximately 1.8 million shares of common stock, with exercise prices ranging from $7.61 to $21.53, were not included in the computation of diluted earnings per share due to the antidilutive effect and approximately 1.7 million equivalent shares were not included due to the loss generated in the current quarter. For the three months ended December 31, 2005, options to purchase approximately 2.1 million shares of common stock, with exercise prices ranging from $7.61 to $21.53, were not included in the computation of diluted earnings per share due to the antidilutive effect, as previously reported.

8. COMMITMENTS AND CONTINGENCIES

Litigation

Diamond Games. The Company is a defendant, along with others, including Clifton Lind, Robert Lannert, Gordon Graves, Video Gaming Technologies, Inc., or VGT, and its president, Jon Yarborough, in a lawsuit filed on November 16, 2004 in the State Court in Oklahoma City, Oklahoma, alleging five causes of action: 1) Deceptive Trade Practices, 2) Unfair Competition, 3) Wrongful Interference with Diamond Games, Inc.’s, or Diamond Games’, Business; 4) Malicious Wrong / Prima Facie Tort; and 5) Restraint of Trade. The Company filed a motion to dismiss the case, challenging subject matter jurisdiction of the Oklahoma state courts. The motion was denied. A motion to reconsider was likewise denied. Relief was sought from the Supreme Court of Oklahoma by an Application for a Writ of Prohibition. The application for a writ was denied on October 10, 2005. The case asserts that the Company offered allegedly illegal Class III games on the MegaNanza® and Reel Time Bingo® gaming systems to Native American tribes in Oklahoma. Diamond Games claims that the offer of these games negatively affected the market for its pull-tab game, Lucky Tab II. Diamond Games also alleges that the Company’s development agreements with Native American tribes unfairly interfere with the ability of Diamond Games to successfully conduct its business. Diamond Games is seeking unspecified damages and injunctive relief; however, the Company believes the claims of Diamond Games are without merit and intends to defend the case vigorously. The Company’s defense will include a continued challenge to the jurisdiction of the Oklahoma state courts over matters directly involving the self-governance of Native American tribes involved in Indian gaming, which has been recognized as a governmental enterprise. At the present time, the case is in the preliminary stages of discovery. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

International Gamco. International Gamco, Inc., or Gamco, claiming certain rights in U.S. Patent No. 5,324,035, or the ‘035 Patent, brought suit against the Company on May 25, 2004, in the U.S. District Court for the Southern District of California. The suit claims that the Company’s central determinant system, as operated by the New York State Lottery, infringes the ‘035 Patent. Gamco claimed to have acquired ownership of the ‘035 Patent from Oasis Technologies, Inc., or Oasis, a previous owner of the ‘035 Patent. In February 2003, Oasis assigned the ‘035 Patent to International Game Technology, or IGT. Gamco claimed to have received a license back from IGT for the New York State Lottery. The lawsuit claimed that the Company infringed the ‘035 Patent after the date on which Gamco assigned the ‘035 Patent to IGT.

Pursuant to an agreement between the Company and Bally Technologies, Inc., or Bally, the Company currently sublicenses the right to practice the technology stated in the ‘035 Patent in Native American gaming jurisdictions in the United States. Bally obtained from Oasis the right to sublicense those rights to the Company, and that sublicense remains in effect today. Under the sublicense from Bally, in the event that the Company desires to expand its own rights beyond Native American gaming jurisdictions, the agreement provides the Company the following options: 1) to pursue legal remedies to establish its rights independent of the ‘035 Patent; or 2) to negotiate directly and enter into a separate agreement with Oasis for such rights, paying either a specified one-time license fee per jurisdiction or a unit fee per gaming machine.

Prior to deployment of the Company’s central determinant system in New York, the Company undertook an analysis of the patent issues to determine whether or not its central determinant system infringed the claims of the ‘035 Patent. The Company determined that it did not infringe. Although continuing to assert noninfringement, the Company offered to enter into a license agreement with Gamco, who refused the offer and filed its complaint seeking injunctive relief, unspecified damages, and attorneys’ fees.

At the Company’s request, the court issued Gamco an order to show cause that it has standing to sue us. On September 27, 2005, the court dismissed Gamco’s lawsuit for lack of standing. The court granted Gamco leave to file an amended complaint for infringement, if any, that might have occurred during the time Gamco owned the patent. Gamco amended its complaint on November 14, 2005, alleging that the Company “sold or offered to sell” master processing units as part of the service to be provided to the New York State Lottery. On December 7, 2005, the Company filed a motion to dismiss the amended complaint, asserting that no equipment, including any master processing units, were sold or offered for sale to the New York State Lottery, and that no alleged infringing equipment was used in the New York State Lottery during the time that Gamco owned the ‘035 Patent.

Prior to the hearing on the Company’s motion to dismiss, Gamco entered into a “Modification Agreement” with IGT which purports to grant Gamco additional rights to pursue the Company for infringement for operating the central determinant system in New York. On January 27, 2006, Gamco filed a motion to dismiss its amended complaint, without prejudice, with the express intent of filing another patent infringement complaint based on the Modification Agreement.

On February 28, 2006, the court denied both the Company’s and Gamco’s motions to dismiss. The court granted Gamco leave to file a second amended complaint. On March 27, 2006, Gamco filed its Supplemental and Second Amended Complaint. On April 17, 2006, the Company filed another motion to dismiss, challenging the sufficiency of the rights granted by IGT to Gamco to sue the Company for patent infringement. At a hearing held on June 12, 2006, the court denied the Company’s motion. On July 13, 2006, the Company filed a Motion for Reconsideration or, in the alternative, Certification of the Question for Interlocutory Appeal to the Federal Circuit Court of Appeals. On September 1, 2006, the court granted the Company’s motion in part, and denied the Company’s motion in part. The court acknowledged that it was creating new case law by permitting Gamco to sue the Company for patent infringement, given Gamco’s limited patent rights. As a result, the court granted the Company’s request to certify the court’s ruling for direct review by the Federal Circuit. The Company filed its Request for Interlocutory Appeal with the Federal Circuit on September 18, 2006. The Company’s request was granted by the Federal Circuit on November 1, 2006. The Company’s motion to stay the case with the district court, pending the outcome of the Federal Circuit’s decision on appeal, has been granted.

The Company continues to vigorously defend this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

Aristocrat Technologies, Inc. On January 27, 2005, Aristocrat Technologies, Inc. filed suit in the U.S. District Court for the Central District of California against us, alleging that deployment of the Company’s networked central-determinant instant lottery system infringes U.S. Letters Patent No. 4,817,951, entitled “Player Operable Lottery Machine Having Display Means Displaying Combination of Game Result Indicia,” or the ‘951 Patent. Aristocrat is seeking an injunction, damages, and a trebling of damages for willful infringement. The Company’s analysis indicates that its lottery system does not infringe the ‘951 Patent. The matter is scheduled for a Markman Hearing to construe the claims of the 951 Patent, on March 9, 2007. A trial date of August 14, 2007 has also been set. The Company intends to vigorously defend the suit, and at the appropriate time, to file dispositive motions asking the court to dismiss the suit. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

Alabama Civil Lawsuit. In May 2006, a civil lawsuit was filed against the Company and another defendant in the Macon County Circuit Court. The plaintiff alleges that a credit screen on a bingo machine located at the Victoryland facility in Shorter, Alabama, momentarily showed that plaintiff had won $40 million. The plaintiff now alleges that plaintiff is owed the $40 million. A trial date has not been set and the parties presently are engaged in discovery. The Company intends to vigorously defend the suit, and at the appropriate time, file dispositive motions asking the court to dismiss the suit.

HomeBingo Network, Inc. On May 16, 2005, HomeBingo Network filed suit in the U.S. District Court for the Northern District of New York, against the Company and the gaming entity of the Miami Tribe of Oklahoma, alleging that deployment of Reel Time Bingo and other bingo games infringes U.S. Letters Patent No. 6,186,892, entitled “Bingo Game for use on the Interactive Communication Network which Relies upon Probabilities for Winning.” HomeBingo seeks an injunction, damages in the amount of a reasonable royalty, and a trebling of damages for willful infringement. The Company received no demand or prior indication that this suit was going to be filed. The Miami Tribe of Oklahoma has been dismissed from the lawsuit on the basis of tribal immunity, and as such, a lack of jurisdiction. The litigation is in the discovery phase. A patent claim construction hearing was completed on November 20, 2006, and the Company prevailed on all contested claim construction issues. The Company intends to vigorously defend this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

Mifal Hapayis. In April 2006, Mifal Hapayis, or Mifal, operator of the Israeli Lottery System, filed a third-party-claim against the Company seeking indemnity from damage that Mifal may incur due to an infringement suit filed against it by Ecotech Financial Systems Ltd., or Ecotech. The Company does not believe that it owes an indemnity obligation to Mifal with respect to the claims of Ecotech, particularly because the Company believes that its gaming system that is installed in Israel does not infringe the patent of Ecotech, and because the Company does not believe that the Ecotech patent is valid. The Company intends to vigorously defend the third-party claim. Although continuing to assert noninfringement and invalidity of the patent, the Company has tendered a settlement offer by which it would receive a worldwide right to practice the patent. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

Support Consultants, Inc. On July 13, 2006, Support Consultants, Inc. et al., or SCI, filed a suit in Superior Court for the County of Riverside, California against the Company. The complaint alleges that the Company owes $830,000 in unpaid commissions relating to the placement of Class II games in California. SCI also seeks recovery of prejudgment interest, court costs and attorneys’ fees. The Company removed the case to federal court in the Central District of California, Eastern Division, and the Company is seeking a declaration that SCI is not entitled to the $830,000. The Company intends to vigorously defend this matter; however, given the inherent uncertainties in any litigation, the Company is unable to make any predictions as to the outcome.

Johnson Act. On November 21, 2003, the Department of Justice, or DOJ, filed a Petition for a Writ of Certiorari in the Supreme Court seeking review of the two U.S. Circuit Court cases that examined whether the Johnson Act prohibits Native American tribes from offering certain types of electronic gaming devices. Specifically, the DOJ sought review of United States of America v. Santee Sioux Tribe of Nebraska, a Federally Recognized Native

American Tribe, on Petition for a Writ of Certiorari to the U.S. Court of Appeals for the Eighth Circuit, and John D. Ashcroft, Attorney General, et al., v. Seneca-Cayuga Tribe of Oklahoma, et al. on Petition for a Writ of Certiorari to the U.S. Court of Appeals for the Tenth Circuit. In the petitions, the DOJ asserted that the Johnson Act prohibits Native American tribes from operating certain electronic gambling devices without a compact with the appropriate state.

On February 27, 2004, the Supreme Court declined to grant the DOJ’s Petitions for Writs of Certiorari. Although the Company’s machines were not the subject of the lawsuits, the DOJ’s arguments and reasoning appeared to encompass the machines offered by the Company for the Class II market. Since the Supreme Court declined to accept these cases for review, the lower courts’ decisions affirming the right of the tribes to offer games such as those manufactured and sold by the Company as legal “electronic aids” to bingo for the Class II market will continue to stand. Significant legal uncertainty has been eliminated concerning the Company’s ability to continue to offer Class II games played with the assistance of technologic aids in the Company’s principal market.

In October 2005, the DOJ made available to the public proposed legislation the agency has drafted amending the Johnson Act. After conducting a series of consultation meetings with Native American tribes, the DOJ released a newly revised draft bill that, if enacted, could materially and adversely affect the Company’s Class II gaming market. The proposed legislation would classify electronic technologic aids used by Native American tribes in Class II games, such as bingo, as gambling devices, and would authorize the use of such Class II devices by Native American tribes only if such devices are certified by the National Indian Gaming Commission, or NIGC, as Class II technologic aids. The proposed legislation authorizes the NIGC to promulgate regulations regarding the use of technologic aids. The NIGC regulations must maintain a distinction between Class II technologic aids and Class III gambling devices based upon the internal and external characteristics of the gambling devices and the manner in which the games using gambling devices are played. The DOJ was unable to find congressional sponsors for its proposed bill during the 109th Congress, which concluded in December 2006.

Development Agreements. In April 2004, the Company received a letter from the NIGC, advising it that its agreements with a certain customer may constitute a management contract requiring the approval of the NIGC Chairman. The Company has maintained that the agreement relied on by the NIGC was an outdated agreement that was not applicable to the customer’s gaming facility. To date, the NIGC has taken no further action in this matter.

On November 30, 2004, the Company received letters from the Acting General Counsel of the NIGC advising it that based on the fee the Company receives under its agreements with other tribes, collectively, the “tribes,” those agreements may evince a proprietary interest by the Company in the tribes’ gaming activities, in violation of the Indian Gaming Regulatory Act of 1988, or IGRA, and the tribes’ gaming ordinances. The NIGC invited the Company and the tribes to submit any explanation or information that would establish that the agreement terms do not violate the requirement that the tribes maintain sole proprietary interest in the gaming operation. The NIGC letters also advised that some of the agreements may also constitute management contracts, thereby requiring the approval of the NIGC Chairman.

The Company has responded to the NIGC, and explained why the agreements do not violate the sole proprietary interest prohibition of IGRA, or constitute management agreements. Furthermore, the Company will vigorously contest any action by the NIGC that would adversely affect the Company’s agreements with the tribes. To date, the NIGC has taken no further action in this matter.

If certain of the Company’s development agreements are finally determined to be management contracts or to create a “proprietary” interest of ours in tribal gaming operations, there could be material adverse consequences to us. In that event, the Company may be required, among other things, to modify the terms of such agreements. Such modification may adversely affect the terms on which the Company conducts business, and have a significant impact on the Company’s financial condition and results of operations from such agreements and from other development agreements that may be similarly interpreted by the NIGC.

Our contracts could be subject to further review at any time. Any further review of these agreements by the NIGC, or alternative interpretations of applicable laws and regulations could require substantial modifications to those agreements, or result in their designation as “management contracts,” which could materially and adversely affect the terms on which the Company conducts business.

On March 29, 2006, the United States Senate Committee on Indian Affairs reported to the Senate floor the IGRA Amendments of 2006, or S.2078. If enacted, S.2078, or similar legislation, would, among other things, expand the NIGC’s authority to review and approve consulting agreements, development agreements, financing agreements and agreements whereby compensation to the non-tribal party is based on a percentage of gaming revenues. Under the current law, the Company’s equipment lease agreements and development and financing agreements with Native American tribes do not require the approval of the NIGC. Under S.2078, however, many of the Company’s Native American gaming contracts would require NIGC approval. As part of the review and approval process, the NIGC could materially and adversely affect the terms of the contracts, and the Company, its board of directors and significant shareholders would have to undergo a background investigation prior to approval of the contracts. On June 7, 2006, the Committee Report on S.2078 was filed in the Senate. Because of objections by a number of senators to the bill, there was no further action on S.2078 in the Senate before the end of the 109th Congress. The bill therefore died, and must be reintroduced during the 110th Congress before it can be considered further by the Congress.

Other Litigation. In addition to the threat of litigation relating to the Class II or Class III status of the Company’s games and equipment, the Company is the subject of various pending and threatened claims arising out of the ordinary course of business. The Company believes that any liability resulting from these various other claims will not have a material adverse effect on its results of operations or financial condition.

Other. Existing federal and state regulations may also impose civil and criminal sanctions for various activities prohibited in connection with gaming operations, including false statements on applications, and failure or refusal to obtain necessary licenses described in the regulations.

9. Related Party Transactions

During the quarter ended December 31, 2006, in connection with executing a content license agreement, the Company paid $25,000 to a family member of the former Chairman of the Board. In addition, the Company paid $18,000 to the former Chairman of the Board, in connection with a consulting arrangement.

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

Class II Market

We derive our Class II gaming revenues from participation arrangements with our Native American customers. Under these arrangements, we retain ownership of the gaming equipment installed at our customers’ tribal gaming facilities, and receive revenue based on a percentage of the hold per day generated by each gaming system. Our portion of the hold per day is reported by us as “Gaming revenue – Class II” and represents the total amount that end users wager, less the total amount paid to end users for prizes, and the amounts retained by the facilities for their share of the hold. Our New Generation gaming system operates at a speed considerably faster than our Legacy system, generally resulting in end users playing a greater number of games on our New Generation system in the same amount of time. As a result of the faster speed of play and higher payout ratios, we believe that end users derive a higher level of satisfaction from playing our New Generation games. We believe that this enhanced satisfaction results in end users playing more games and for longer periods of time than on our Legacy system, resulting in higher play on our New Generation system. Currently, the majority of our customer sites have been upgraded with our Gen 5 gaming system. The product is replacing the Gen IV back-office system that we introduced in late 2003, which allowed us to enhance prior systems by adding bonus-round games and wide-area progressive jackpots to our extensive library of game titles. Currently, both systems are utilized in the field, as we are transitioning to the Gen5 System. The Gen5 product features a more robust database for accounting, player tracking and database marketing, enhancing hardware and software redundancy, providing customers with currency accounting and player tracking support capabilities for third-party vendor games, and for offering the ability to include Class II and Class III compacted games on a single integrated system.

As the market has grown, we have seen new competitors with significant gaming experience and financial resources enter the Class II market. As the rules and regulations governing Class II gaming are clarified by court decisions and by new rule-making procedures, we expect there to be even more competition. New tribal-state compacts, such as the Oklahoma gaming legislation passed by referendum in 2004, have also led to increased competition. In addition, we continue to experience an extended period of inaction relative to enforcement of existing restrictions on non-Class II devices, which is forcing us to continue competing against games that do not appear to comply with the published regulatory restrictions on Class II games. As a result of this increased competition in Oklahoma, and continued conversion to games played under the compact, we have and may continue to experience pressure on our pricing model and hold per day, with the result that gaming providers are competing on the basis of price as well as the entertainment value and technological superiority of their products. We have also experienced and expect to continue to experience a decline in the number of our Class II games deployed in Oklahoma, in accordance with our recent conversion strategy. While we will continue to compete by regularly introducing new and more entertaining games with technological enhancements that we believe will appeal to end users, we believe that the level of revenue retained by our customers from their installed base of player terminals will become a more significant competitive factor, one that may require us to change the terms of our participation arrangements with customers. We will continue the deployment of one-touch, compact-compliant Class III games in Oklahoma, which will reduce the number of Class II machines in play. Because of the dynamics of our markets in Oklahoma and elsewhere, we believe that a simple business model based upon the average hold per player terminal per day has become less relevant in predicting our performance, as our participation arrangements with customers have become less standardized and more complex.

Oklahoma Compact Market

During 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. The Oklahoma gaming legislation allows tribes to sign a compact with the state of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma are allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. As of December 31, 2006, we had placed approximately 3,324 player terminals at 29 facilities that are operating under the Oklahoma compact. Currently, all games operating under the Oklahoma State compact are at a 20% revenue share.

Charity Market

As of December 31, 2006, we had 2,371 high speed, standard bingo games installed for the charity market in three Alabama facilities. Charity bingo and other forms of charity gaming are operated by or for the benefit of nonprofit organizations for charitable, educational and other lawful purposes. These games are typically only interconnected within the gaming facility where the terminals are located. Regulation of charity gaming is vested with each individual state, and in some states, regulatory authority is delegated to county or municipal governmental units. We typically place player terminals under participation arrangements in the charity market and receive a percentage of the hold per day generated by each of the player terminals. In addition, we have installed a limited number of charity player terminals in the state of Louisiana and as of December 31, 2006, we had 170 units installed.

All Other Gaming Markets.

Class III Market. The majority of our Class III gaming equipment in Washington State has been sold to customers outright, for a one-time purchase price, which is reported in our results of operations as “Gaming equipment, system sale and lease revenue.” Certain game themes we use in the Class III market have been licensed from third parties and are resold to customers along with our Class III player terminals. Revenue from the sale of Class III gaming equipment is recognized when the units are delivered to the customer, and the licensed games installed. To a considerably lesser extent, we also enter into either participation arrangements or lease-purchase arrangements for our Class III player terminals, on terms similar to those used for our player terminals in the Class II market.

We also receive a small back-office fee from both leased and sold gaming equipment in Washington State. Back-office fees cover the service and maintenance costs for back-office servers installed in each facility to run our Class III games, as well as the cost of related software updates.

State Video Lottery Market. Beginning in January 2004, we began the first operation of our central determinant system for the video lottery terminal network that the New York Lottery operates at licensed New York State racetrack casinos. As payment for providing and maintaining the central determinant system, we receive a small portion of the network-wide hold per day. This contract provides for a three-year term with an additional three one-year automatic renewal under certain conditions. In January 2006, we began installing video lottery terminals in Iowa. During the fiscal year ended September 30, 2006, legislation in Iowa required the removal of all video lottery terminals on or before May 3, 2006. During fiscal year 2006, all installed terminals had been removed. During the period the terminals were active, we effectively received hold-per-day-based payments for providing the player terminals, and an additional percentage of the hold per day for providing the system.

International Commercial Bingo Market. On March 17, 2006, we entered into a contract with Apuestas Internacionales, S.A. de C.V., or Apuestas, a subsidiary of Grupo Televisa, S.A., to provide traditional and electronic bingo gaming, technical assistance, and related services for Apuestas’ locations in Mexico.

As of December 31, 2006, we had installed 919 player terminals at five sites in Mexico under this contract. To date, there are not as many permanent facilities opened as we originally projected, and the hold per day is below our original expectations.

Promotional Sweepstakes Market

On December 15, 2005, one of our subsidiaries leased a promotional sweepstakes system to the operator of the Birmingham Race Course, a greyhound race course in Birmingham, Alabama. The promotional sweepstakes system allowed a patron to obtain free sweepstakes entries either by purchasing a product or service or by other means whereby no purchase was necessary. There were a number of methods that allowed a patron to redeem sweepstakes entries, including having the predetermined outcome displayed by video card readers.

On December 22, 2005, the Jefferson County, Alabama Sheriff served a search warrant at the Birmingham Race Course. Pursuant to the search warrant, the sheriff shut down the promotional sweepstakes system. On January 31, 2006, the Jefferson County, Alabama Circuit Court issued a Declaratory Judgment and Injunction that declared that the promotional sweepstakes was legal under Alabama law. On March 22, 2006, the Jefferson County District Attorney appealed the entire final judgment to the Alabama Supreme Court. On December 1, 2006, the Alabama Supreme Court issued an opinion, reversing the Jefferson County, Alabama Circuit Court and rendering judgment in favor of District Attorney Barber, finding that the promotional sweepstakes was unlawful under Alabama’s gambling laws.

As of January 31, 2007, we removed all of our games from the facility and recorded a write-off of $111,000 for all unamortized installation and software costs as of December 31, 2006.

Revenues from the Promotional Sweepstakes are included in “Other” revenues in statements of operations.

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

To date, we have we have advanced approximately to $146.0 million toward development agreements. Currently, we do not have any commitments to fund development agreements, although we may decide to commit funds for future development agreements.

Recent Developments

On December 15, 2005, we leased a promotional sweepstakes system to the operator of the Birmingham Race Course, a greyhound race course in Birmingham, Alabama. The promotional sweepstakes system allowed a patron to obtain free sweepstakes entries either by purchasing a product or service or by other means whereby no purchase was necessary. There were a number of methods that allowed a patron to redeem sweepstakes entries, including having the predetermined outcome displayed by video card readers.

On December 22, 2005, the Jefferson County, Alabama Sheriff served a search warrant at the Birmingham Race Course. Pursuant to the search warrant, the sheriff shut down the promotional sweepstakes system. On January 31, 2006, the Jefferson County, Alabama Circuit Court issued a Declaratory Judgment and Injunction that declared that the promotional sweepstakes was legal under Alabama law. On March 22, 2006, the Jefferson County District Attorney appealed the entire final judgment to the Alabama Supreme Court. On December 1, 2006, the Alabama Supreme Court issued an opinion, reversing the Jefferson County, Alabama Circuit Court and rendering judgment in favor of District Attorney Barber, finding that the promotional sweepstakes was unlawful under Alabama’s gambling laws.

As of January 31, 2007, we removed all of our games from the facility and recorded a write-off for all unamortized installation and software costs as of December 31, 2006.

On February 7, 2007, we executed a reduction of 65 full-time and part-time employees, including 19 engaged in field operations and business development, 36 in system and game development, 2 in accounting functions, and 8 in other general administrative and executive functions. Severance of approximately $200,000 will be paid in the quarter ending March 31, 2007. We expect annual reductions in salary and wages and the related employee benefits of approximately $4.0 million beginning the third fiscal quarter of 2007.

RESULTS OF OPERATIONS

The following tables outline our end-of-period and average installed base of gaming terminals for the three months ended December 31, 2006 and 2005.

	At December 31,
	2006	2005
End-of-period installed gaming terminal base
Class II gaming terminals
New Generation system - Reel Time Bingo®	5,943	8,915
Legacy system	362	390
Oklahoma compact games	3,324	1,229
Other player terminals(1)	3,460	2,589

	Three Months Ended December 31,
	2006	2005
Average installed gaming terminal base:
Class II gaming terminals
New Generation system - Reel Time Bingo	6,659	9,283
Legacy system	367	436
Oklahoma compact games	2,859	1,105
Other player terminals(1)	3,289	2,572

(1)	Other gaming terminals include charity and Mexico.

At December 31, 2006, there were 1,318 sweepstakes video readers installed, and the average installed base for the three months ended December 31, 2006, was 1,318. At December 31, 2005, there were no sweepstakes video readers installed, and the average installed base for the three months ended December 31, 2005, was 78. These sweepstakes video readers are not included in the counts above. During January 2007, we removed all of the sweepstakes video readers that were installed in Alabama.

Three Months Ended December 31, 2006, Compared to Three Months Ended December 31, 2005

Total revenues for the three months ended December 31, 2006, were $29.1 million, compared to $34.0 million for the same period of 2005. This decrease is primarily the result of a decrease in the average install base of Class II games and, to a lesser extent, a decrease in the average hold per day and revenue share of these games. These decreases were due to competitive factors, including competing with new compact games in Oklahoma. These decreases were partially offset by an increase in the average number of Oklahoma compact games in place during the quarter.

Gaming Revenue – Class II

•	Class II gaming revenues decreased by $9.6 million, or 39%, from $24.4 million in the three months ended December 31, 2005, to $14.8 million in the three months ended December 31, 2006.

•

Reel Time Bingo revenue was $14.0 million for the quarter ended December 31, 2006, compared to $23.7 million in the quarter ended December 31, 2005, a $9.6 million, or 41% decrease. The average installed base of gaming terminals and the average hold per day decreased 28% and 9%, respectively. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, increased $517,000, to $1.5 million, or 53%, in the three months ended December 31, 2006, compared to $982,000 in the three months ended December 31, 2005. During fiscal 2007, we will continue to convert Reel Time Bingo player terminals to games played under the compact, which are included in “Gaming revenue – Oklahoma compact,” and we expect this trend to continue in the future as Reel Time Bingo competes with the higher hold per day of compact games. In addition, as a result of the conversion from Reel Time Bingo to games played under the compact, our revenue share percentage will decrease to the market rate for compact games.

•

Legacy revenue decreased $27,000, or 4%, to $726,000 in the three months ended December 31, 2006, from $753,000 in the three months ended December 31, 2005. The average installed base of Legacy gaming terminals decreased 16%, which was partially offset by a 13% increase in hold per day. We expect the number of Legacy terminals to continue to decrease as they are replaced with higher earning Oklahoma compact and Reel Time Bingo terminals.

Gaming Revenue – Oklahoma Compact

•

In March 2005, we began converting Reel Time Bingo gaming terminals to games that could be played under the Oklahoma compact. These games generated revenue of $6.4 million in the three months ended December 31, 2006, compared to $1.8 million during the same period of 2005. The average installed base and hold per day increased 159% and 40%, respectively.

Gaming Revenue – Charity

•

Charity gaming revenues decreased 11%, to $4.2 million for the December 2006 quarter, compared to $4.7 million for the same quarter of 2005. The average installed gaming terminal base and hold per day decreased 2% and 11%, respectively, in the three months ended December 31, 2006, compared to the same period in 2005. The decreases were due to competitive factors including our terminals not linking to one facility’s player tracking system and the proliferation of gray-area games. We expect that the hold per day will improve, as enforcement against gray-area providers in the state of Alabama has recently begun.

Gaming Revenue – All Other

•

Class III rental and back-office fees decreased 30%, to 916,000 in the three months ended December 31, 2006, from $1.3 million during the same period of 2005. As of January 2006, we no longer have any rental customers. We continue to receive a small back-office fee from each of the twelve gaming facilities where we are located.

•

Revenues from the New York Lottery system increased 99% to $1.1 million in the three months ended December 31, 2006, from $557,000 in the three months ended December 31, 2005. Currently, eight of the nine planned racetrack casinos are operating, with approximately 11,200 total terminals. The last of the planned openings is scheduled for fiscal 2008. To date, we have realized substantially less revenue than anticipated from our New York Lottery operations, in significant part due to delays in the opening of planned racetrack casino operations at several racetracks. At the current placement levels, we expect to have break-even operations for the New York lottery system and to be achieving profitable operations after all of the facilities are operating.

•

As of December 31, 2006, we had installed 919 player terminals at five sites in Mexico compared to no terminals installed in the prior period. To date, there are not as many permanent facilities opened as we originally projected, and the hold per day is below our original expectations. Our revenue share is in the range of the other markets in which we operate. Due to the delays in opening facilities and the lower hold per day, we have not achieved break-even operations in this market.

Gaming Equipment and System Sale and Lease Revenue and Cost of Sales

•

Gaming equipment and system sale and lease revenue decreased $299,000, or 48% to $326,000 for the quarter ended December 31, 2006, from $625,000 for the same period of 2005. In the periods ended December 31, 2006 and 2005, gaming equipment sale revenue included revenues of $266,000 and $281,000, respectively, related to a certain equipment sale being recognized ratably over the term of the agreement. License revenues for the three months ended December 31, 2006, were $41,000, compared to $303,000 for the three months ended December 31, 2005, a decrease of $262,000, or 86%. Total cost of sales, which includes cost of royalty fees, decreased $74,000, or 12% to $523,000 in the three months ended December 31, 2006, from $597,000 in the three months ended December 31, 2005. The decrease relates to the decreased gaming equipment and system sale revenue discussed above, and decreased royalty fees due to lower revenue on some licensed game themes in play.

Other Revenue

•

Other revenues increased $176,000, or 25% to $884,000 for the quarter ended December 31, 2006, from $708,000 during the same period of 2005. The increase was primarily the result of the installation of 1,318 video sweepstakes readers in Alabama in December 2005. In January 2007, all the video sweepstakes readers were removed.

Selling, General and Administrative Expenses

•

Selling, general and administrative expenses increased approximately $2.7 million, or 17%, to $18.6 million for the three months ended December 31, 2006, from $16.0 million in the same period of 2005. This increase was primarily a result of a) an increase in consulting and contract labor of approximately $1.0 million; b) a write-off of third-party gaming content licenses, installation costs and systems of $575,000, compared to no write-offs in the prior period; c) an increase in legal, professional and lobbying services of approximately $323,000 due to our involvement in litigation; d) an increase in bad debts of $303,000; e) repairs and maintenance, transportation and related costs increased $326,000; and f) an increase in salaries and wages and the related employee benefits of approximately $263,000 relating to additional staff to design and develop gaming systems and content and monitor and develop new markets (at December 31, 2006, we employed 500 full-time and part-time employees, compared to 476 at December 31, 2005.) These increases were partially offset by a $257,000 decrease in share-based compensation, and a $236,000 decrease in travel costs.

Depreciation and Amortization

•

Depreciation expense increased 1%, to $12.8 million for the three months ended December 31, 2006, from $12.6 million for the corresponding three-month period ended December 31, 2005. We expect depreciation expense to increase as we increase our installed base of Oklahoma compacted games. Amortization expense for both periods was $1.7 million.

Other Income and Expense

•

Interest income increased 227%, to $1.6 million for the three months ended December 31, 2006, from $481,000 in the same period of 2005, due to the higher balances of notes receivable bearing variable interest rates. We entered into a development agreement with a customer under which approximately $42.3 million in advanced funds will be reimbursed based upon levels of revenues generated from the facility. We calculated an imputed interest on this receivable utilizing an interest rate range of 6% to 8.25% correlated to the timing of the original advances. These interest rates are applied over the expected reimbursement period. We recorded $652,000 of imputed interest income during the three months ended December 31, 2006, in accordance with Accounting Principles Board Opinion, or APB, No. 21, “Interest on Payables and Receivables.”

•

Interest expense increased 36%, to $1.3 million for the first fiscal quarter of 2007, from $966,000 for the same quarter of fiscal 2006, due primarily to an increase in amounts outstanding under our Credit Facility. The Credit Facility provides us with a $20.0 million term loan facility, or the Term Loan, a $25.0 million revolving line of credit, or the Revolver, and $35.0 million and $9.5 million in reducing revolving lines of credit, or the Reducing Revolvers. As of December 31, 2006, nearly all availability under our existing Credit Facility has been drawn. We are currently seeking alternatives to expand our current Credit Facility.

Income tax expense decreased by $2.6 million, to an income tax benefit of $1.5 million for the three months ended December 31, 2006, from an income tax expense of $1.1 million in the same period of 2005. These figures represent effective tax rates of 34.6% and 42.4% for the three months ended December 31, 2006 and 2005, respectively. Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment.” is a revision of SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No 123(R) includes several modifications to the way that income taxes are recorded in the financial statements. The expense for incentive stock option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in our effective tax rates recorded throughout our fiscal year. The higher effective tax rate for the three months ended December 31, 2006, was primarily a result of loss recorded in the current quarter.

Our tax years ended 2002, 2003 and 2004 are currently under examination from the Internal Revenue Service, or IRS. We have received an assessment of approximately $686,000, primarily relating to the deductibility of certain lobbying expenses the IRS has determined should be disallowed. We have appealed the assessment to the IRS, and included in our appeal is a refund claim for overallocating nondeductible lobbying expenses. We have not recorded a reserve for the assessment because a liability is not probable at this time nor is it estimatable. If the assessment is upheld, our effective tax rate would be higher for the year ended September 30, 2007, or for the fiscal year in which the matter is settled.

RECENT ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation became effective for fiscal years beginning after December 15, 2006. We are currently evaluating the effect, if any, of FIN 48 on our consolidated financial statements.

In September 2006, the Securities and Exchange Commission, or SEC issued Staff Accounting Bulletin, or SAB, No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying

Misstatements in Current Year Financial Statements.” SAB 108 requires companies to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements on the current year financial statements. This pronouncement is effective for us in fiscal 2007. We do not believe SAB 108 will have a material effect on the financial statements and related disclosures.

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

CRITICAL ACCOUNTING POLICIES

For a description of our critical accounting policies and estimates, refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on our Form 10-K for the fiscal year ended September 30, 2006. We have not made any changes relating to the application of these policies in the three months ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had $3.2 million in unrestricted cash and cash equivalents, compared to $4.9 million at September 30, 2006. Our working capital deficit at December 31, 2006, increased to $7.2 million, compared to $5.8 million at September 30, 2006. The deficit increase was primarily the result of the timing of payments of accounts payable and accrued expenses, and the receipt of accounts and notes receivable. During the quarter ended December 31, 2006, we used $16.9 million for capital expenditures of property and equipment, $1.4 million for payments of accounts payable and accrued expenses, and were reimbursed $2.6 million, net of amounts advanced under development agreements.

As of December 31, 2006, our total contractual cash obligations were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Revolving lines of credit(1)	$16,427	$49,517	$810	$—	$66,754
Long-term debt(2)	4,221	178	14	—	4,413
Capital leases(3)	353	10	—	—	363
Operating leases(4)	1,822	3,374	1,012	—	6,208
Purchase commitments(5)	21,849	10,479	—	—	32,328
Payments due under employment agreement(6)	250	500	500	1,771	3,021

Total	$44,922	$64,058	$2,336	$1,771	$113,087

(1)	The revolving credit lines bear interest at a rate of Prime (8.25% as of December 31, 2006).
(2)	Consists of various three-to-five-year loans for the purchase of automobiles and property and equipment at an overall average annual interest rate of 7.57%, a five-year loan related to financing our corporate aircraft at an annual interest rate of LIBOR plus 2.75% (8.08% as of December 31, 2006), and amounts borrowed under our Credit Facility at annual interest rate of Prime (8.25% as of December 31, 2006).
(3)	Consists of various three-year capital leases for property and equipment at an overall average annual interest rate of 6.26%.
(4)	Consists of operating leases for our facilities and office equipment that expire at various times through 2010.
(5)	Consists of commitments to purchase third-party gaming content licenses and for the purchase of gaming terminals.
(6)	Represents the expected future payments due, based on life expectancy tables, to the former Chief Executive Officer for his noncompete agreement entered into under his Employment Agreement.

During the quarter ended December 31, 2006, we generated $11.4 million in cash from our operations, compared to $14.7 million during the same period of 2005. This $3.3 million decrease in cash generated from operations over the prior period was primarily due to the lower earnings during the quarter ended December 31, 2006.

Cash used in investing activities increased to $14.7 million in the quarter ended December 31, 2006, from $13.5 million in the same period of 2005. The increase was primarily the result of a $7.9 million increase in the acquisition of Property and equipment and leased gaming equipment, and was partially offset by a $5.8 million decrease in advances, net of reimbursements, under development agreements. During the quarter ended December 31, 2006, additions to property and equipment consisted of the following:

Capital Expenditures
(In thousands)
Gaming equipment	$14,339
Third-party gaming content licenses	2,337
Other	204

Total	$16,880

Cash provided by financing activities decreased to $1.5 million in the quarter ended December 31, 2006, from $4.4 million in the same period of 2005. The decrease was primarily the result of a $6.3 million decrease in the net borrowings under the Revolving Lines of Credit and was partially offset by a $1.1 million decrease in the purchase of treasury stock and a decrease of $1.9 million in payments of long-term debt and capital leases.

Our capital expenditures for the next twelve months will depend upon the number of new player terminals that we are able to place into service at new or existing facilities and the actual number of repairs and equipment upgrades to the player terminals that are currently in the field. As a result of the earnings potential of compact games in the Oklahoma market, it is our strategy to either place compact games or to convert our Oklahoma Class II games to the compact games. As part of our strategy, we will offer compact games developed by us, as well as games from two other gaming suppliers. As a result, we have entered into purchase commitments to purchase player stations and licenses totaling $21.9 million.

To date, we have we have advanced approximately to $146.0 million toward development agreements. Currently, we do not have any commitments to fund development agreements, although we may decide to commit funds for future development agreements.

At December 31, 2006, our debt structure consisted of a Credit Facility, which provided us with a $20.0 million Term Loan, a $25.0 million Revolver, and $35.0 million and $9.5 million Reducing Revolvers. As of December 31, 2006, we may borrow up to $59.8 million. We have availability of $1.1 million, which is further reduced by $1.0 million, reflecting outstanding letters of credit. As of December 31, 2006, the current portion of the Revolver is $13.6 million, while the remaining $45.1 million is noncurrent. All of the term loan is current.

The Credit Facility contains financial covenants, as defined in the agreement, that include a maximum indebtedness to Earnings before interest, tax, depreciation and amortization, or EBITDA, ratio of 1.50:1.00, a maximum total liabilities to tangible net worth ratio of 1.25:1.00, a minimum trailing twelve-month EBITDA of $60.0 million, and a maximum rolling four-quarter capital expenditures rate, including advances made under development agreements, of $175.0 million. We were in compliance with these covenants as of December 31, 2006. We are currently seeking alternatives to expand our current Credit Facility.

We believe that our existing cash and cash equivalents, and cash provided from our operations can sustain our current operations, including all debt service requirements and purchase commitments. If our business does not continue to generate cash flows at current levels, or if the level of funding required in connection with our purchase commitments is greater than anticipated, we may need to raise additional financing. Sources of additional financing might include additional bank debt or the public or private sale of equity or debt securities. However, sufficient funds may not be available on terms acceptable to us or at all, from these sources or any others to enable us to execute our Oklahoma strategy and enter new markets, or to make necessary capital expenditures and/or to make discretionary investments in the future.

Stock Repurchase Authorizations

At December 31, 2006, there were approximately 887,000 shares authorized for repurchase. The timing and total number of shares repurchased will depend upon available cash, prevailing market conditions, other investment opportunities, and capital commitments.

During the fiscal year ended September 2006, we repurchased 159,146 shares of our common stock with cash, at an average cost of $9.15. We repurchased no shares of our common stock during the quarter ended December 31, 2006, and 120,846 shares during the quarter ended December 31, 2005, at an average cost of $9.16.

Stock-Based Compensation

At December 31, 2006, we had approximately 4.8 million options outstanding, with exercise prices ranging from $1.00 to $21.53 per share. At December 31, 2006, approximately 4.1 million of the outstanding options were exercisable.

During the quarter ended December 31, 2006, we granted 60,000 stock options, having a weighted average exercise price of $9.33. The weighted average grant date fair value of such options was $4.70 per share. During the three months ended December 31, 2006, we issued 99,225 original issue shares of common stock as a result of stock option exercises

SEASONALITY

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

FUTURE EXPECTATIONS AND FORWARD-LOOKING STATEMENTS

This Quarterly Report and the information incorporated herein by reference contain various “forward-looking statements” within the meaning of federal and state securities laws, including those identified or predicated by the words “believes,” “anticipates,” “expects,” “plans,” or similar expressions with forward-looking connotation. Such statements are subject to a number of risks and uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the uncertainties inherent in the outcome of any litigation of the type described in this Quarterly Report under “PART II – Item 1. Legal Proceedings,” trends and other expectations described in “PART I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” risk factors disclosed in our earnings and other press releases issued to the public from time to time, as well as those other factors as described under “Part II – Item 1a. Risk Factors” set forth below. Given these uncertainties, readers of this Quarterly Report are cautioned not to place undue reliance upon such statements. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligations to update any such forward-looking statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of business, primarily associated with interest rate fluctuations.

We entered into a Credit Facility to provide us with additional liquidity to meet our short-term financing needs, as further described under “PART I – Item 1. Financial Statements – Significant Accounting Policies – Credit Facility, Long-Term Debt and Capital Leases.” Pursuant to the Credit Facility, we may currently borrow up to a total of $59.8 million under the Revolvers. We have availability of $1.1 million, which is further reduced by $1.0 million, reflecting outstanding letters of credit.

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

We estimate that a hypothetical increase of 100 basis points in interest rates would increase our interest expense by approximately $627,000, based on our variable debt outstanding of $62.4 million as of December 31, 2006. We do not currently manage this exposure with derivative financial instruments.

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2006.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, as well as litigation to which we are not a party that may establish laws that affect our business. See “PART I – Item 1. Financial Statements – Commitments and Contingencies.”

ITEM 1A.	RISK FACTORS

We face legal and regulatory uncertainties that threaten our ability to conduct our business and to effectively compete in our Native American gaming markets. These uncertainties also may increase our cost of doing business and divert substantial management time away from our operations.

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

We provide linked interactive electronic bingo systems and gaming terminals to charitable bingo operations in Alabama. During January 2004, we began placing gaming terminals in Alabama, and as of December 31, 2006, we had 2,371 gaming terminals at three facilities. The Attorney General of Alabama has recently completed a review of the gaming within the state. He concluded that the games that we were operating in Alabama were a legal form of bingo. He also concluded that two of the facilities are operating under a valid constitutional amendment authorizing the facilities the ability to play electronic bingo. The municipal and county authorities who regulate gaming in Alabama look to the NIGC and Class II regulations for guidance in adopting, interpreting and enforcing the municipal and county regulations permitting the operation of our machines in such counties and municipalities. To the extent these authorities rely on the NIGC’s standards, any determinations by the NIGC or developments in Class II regulations which negatively impact our games and systems may, therefore, be adopted by the counties and municipalities and negatively impact the operation of our business in Alabama.

We have excess player stations not deployed at December 31, 2006, which were intended to be deployed at facilities in Mexico. If the opening of facilities is altered negatively, either by significant delay, or by cancellation, the realizable value of these assets could be reduced. In such instances we may be required to recognize increased expense on our income statement related to the impairment of these assets.

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

For the three months ended December 31, 2006 and 2005, approximately 58% and 59%, respectively, of our gaming revenues were from Native American tribes located in Oklahoma, and approximately 42% and 40%, respectively, of our gaming revenues were from one tribe in that state. The significant concentration of our customers in Oklahoma means that local economic changes may adversely affect our customers, and therefore our business, disproportionately to changes in national economic conditions, including more sudden adverse economic declines or slower economic recovery from prior declines. The loss of any of our Oklahoma tribes as customers would have a material and adverse effect upon our financial condition and results of operations. In addition, the recent legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe have avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. The new legislation allows for other types of gaming, both at tribal gaming facilities and at Oklahoma racetracks. The loss of significant market share to these new gaming opportunities or our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.

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

In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. This legislation was subject to approval in a statewide referendum, which was subsequently obtained in the November 2004 elections. The Oklahoma gaming legislation allows the tribes to sign a compact with the State of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma will be allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. As of December 31, 2006, we had placed 3,324 gaming terminals at 29 facilities that are operating under the Oklahoma compact. All vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the State of Oklahoma. Pursuant to the compacts, vendors placing games at tribal facilities will have to be licensed by each tribe. All electronic games placed under the compact will have to be certified by independent testing laboratories to meet technical specifications. These technical specifications were published by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities in the first calendar quarter of 2005. To date, independent testing labs have given wide latitude as to what constitutes a compliant game.

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

Although we believe our agreements with WMS and Aristocrat position us to compete effectively as resellers of Class III gaming equipment in the Oklahoma market and we also have plans to compete in the Oklahoma market by offering our own proprietary Class III gaming systems, there can be no assurance that our Class III offerings in Oklahoma will be successful or achieve market acceptance. If we are unsuccessful at converting our networked Class II player terminals into stand alone Class III player terminals in Oklahoma, our future operating results would be adversely affected.

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

We believe continued developments in the Class II market that alleviate or clarify the legal and regulatory uncertainties of that market will result in increased competition in the interactive electronic Class II gaming market, including the entrance of new competitors with significant gaming experience and financial resources. We also expect to face increased competition as we attempt to enter new markets and new geographical locations. Specifically, three of the largest manufacturers of gaming equipment have entered or expressed an interest in the Class II market, and we are also increasingly competing against these vendors in our charity, lottery, and international bingo markets. In at least one instance, we have competed with a joint proposal of two of these significant vendors. We believe the increased competition will intensify pressure on our pricing model. In the future, gaming providers will compete on the basis of price as well as the entertainment value and technological superiority of their products. While we will continue to compete by regularly introducing new and faster games with technological enhancements that we believe will appeal to end users, we believe that the net revenue our customers retain from their installed base of gaming terminals will become a more significant factor, one that may require us to change the terms of our participation arrangements with customers to remain competitive. Consequently, we believe that a simple business model based upon a relationship between the average hold per gaming terminal per day and the installed base of gaming terminals will become less relevant in predicting our performance, as the totality and the mix of our participation arrangements with customers become less standardized and more complex.

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

We did not repurchase shares of its common stock during the most recently completed quarter. As of December 31, 2006, the maximum number of shares that may be repurchased under the plans or programs was approximately 887,000. For a description of our authorized stock repurchase plans, see “PART I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2006	Multimedia Games, Inc.

	By:	/s/ Randy S. Cieslewicz†
Randy S. Cieslewicz
Interim Chief Financial Officer

†	Mr. Cieslewicz is signing as an authorized officer and as our Principal Financial Officer and Chief Accounting Officer.

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION
3.1	Amended and Restated Articles of Incorporation	(1)

3.2	Amendment to Articles of Incorporation	(2)

3.3	Amended and Restated Bylaws	(3)

10.1	Agreement dated October 24, 2006 by and among Multimedia Games, Inc. and Liberation Investments, L.P., a Delaware limited partnership (“LILP”), Liberation Investments, Ltd., a private offshore investment corporation (“LILtd”), Liberation Investment Group, LLC, a Delaware limited liability company and general partner of LILP and a discretionary investment	(4)

10.2	Consulting Agreement dated October 23, 2006 by and between Multimedia Games, Inc. and Sarnoff Entertainment Corporation	(4)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes Oxley Act of 2002	(*)

(1)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission, or SEC, for the quarter ended March 31, 1997.
(2)	Incorporated by reference to our Form 10-Q filed with the SEC for the quarter ended December 31, 2003.
(3)	Incorporated by reference to our Form 10-K filed with the SEC for the fiscal year ended September 30, 2003.
(4)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on October 26, 2006.
(*)	Filed herewith.