Form 10-Q
period 2007-03-31
MULTIMEDIA GAMES INC
filed 2007-05-10
CIK 896400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 3, 2007, there were 27,820,184 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS

As of March 31, 2007 and September 30, 2006

(In thousands, except shares)

(Unaudited)

	March 31, 2007	September 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,719	$4,939
Accounts receivable, net of allowance for doubtful accounts of $1,164 and $1,007, respectively	17,335	17,825
Inventory	3,600	3,600
Prepaid expenses and other	1,725	2,562
Notes receivable, current portion	15,342	16,969
Deferred income taxes	1,727	1,623

Total current assets	43,448	47,518
Restricted cash and long-term investments	928	986
Leased gaming equipment, net	39,249	31,095
Property and equipment, net	83,072	86,264
Notes receivable, net	32,708	49,399
Intangible assets, net	40,774	46,120
Other assets	992	1,100
Deferred income tax	11,916	6,059

Total assets	$253,087	$268,541

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of revolving lines of credit	$—	$12,821
Current portion of long-term debts and capital leases	1,483	4,954
Accounts payable and accrued expenses	28,994	31,671
Federal and state income tax payable	1,891	2,125
Deferred revenue	1,481	1,782

Total current liabilities	33,849	53,353
Revolving lines of credit, less current portion	49,145	43,193
Long-term debts and capital leases, less current portion	144	1,340
Other long-term liabilities	2,616	2,710

Total liabilities	85,754	100,596

Commitments and contingencies
Stockholders’ equity:
Preferred stock: Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 31,709,790 and 31,422,818 shares issued, and 27,798,405 and 27,511,433 shares outstanding, respectively	317	314

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS – (Continued)

As of March 31, 2007 and September 30, 2006

(In thousands, except shares)

(Unaudited)

	March 31, 2007	September 30, 2006
Additional paid-in capital	76,346	74,121
Treasury stock, 3,911,385 shares at cost	(24,741)	(24,741)
Retained earnings	115,436	118,242
Accumulated other comprehensive income (loss)	(25)	9

Total stockholders’ equity	167,333	167,945

Total liabilities and stockholders’ equity	$253,087	$268,541

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2007 and 2006

(In thousands, except per-share amounts)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
REVENUES:
Gaming revenue:
Class II	$12,137	$24,748
Oklahoma compact	9,463	2,162
Charity	5,056	5,144
All other	3,045	2,219
Gaming equipment, system sale and lease revenue	701	11,069
Other	324	1,114

Total revenues	30,726	46,456

OPERATING COSTS AND EXPENSES:
Cost of gaming equipment and systems sold and royalty fees	193	10,125
Selling, general and administrative expenses	16,533	17,582
Amortization and depreciation	14,961	14,129

Total operating costs and expenses	31,687	41,836

Operating income (loss)	(961)	4,620
OTHER INCOME (EXPENSE):
Interest income	1,075	611
Interest expense	(1,221)	(1,054)
Other	1,111	—

Income before income taxes	4	4,177
Income tax expense (benefit)	(2)	1,701

Net income	$6	$2,476

Basic earnings per share	$0.00	$0.09

Diluted earnings per share	$0.00	$0.09

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended March 31, 2007 and 2006

(In thousands, except per-share amounts)

(Unaudited)

	Six Months Ended March 31,
	2007	2006
REVENUES:
Gaming revenue:
Class II	$26,912	$49,152
Oklahoma compact	15,872	3,934
Charity	9,233	9,812
All other	5,524	4,080
Gaming equipment, system sale and lease revenue	1,027	11,694
Other	1,208	1,822

Total revenues	59,776	80,494

OPERATING COSTS AND EXPENSES:
Cost of gaming equipment and systems sold and royalty fees	716	10,722
Selling, general and administrative expenses	35,145	33,540
Amortization and depreciation	29,438	28,472

Total operating costs and expenses	65,299	72,734

Operating income (loss)	(5,523)	7,760
OTHER INCOME (EXPENSE):
Interest income	2,649	1,092
Interest expense	(2,531)	(2,020)
Other	1,111	—

Income (loss) before income taxes	(4,294)	6,832
Income tax expense (benefit)	(1,488)	2,827

Net income (loss)	$(2,806)	$4,005

Basic earnings (loss) per share	$(0.10)	$0.15

Diluted earnings (loss) per share	$(0.10)	$0.14

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2007 and 2006

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,806)	$4,005
Adjustments to reconcile net income (loss) to cash and cash equivalents provided by operating activities:
Amortization	3,478	3,287
Depreciation	25,960	25,185
Accretion of contract rights	3,031	2,049
Loss on disposal of long-lived assets	713	255
Provisions for inventory and long-lived assets	238	90
Deferred income taxes	(5,961)	(3,754)
Share-based compensation	668	1,362
Provision for of doubtful accounts	487	118
Interest income from imputed interest	(1,291)	—
Changes in operating assets and liabilities:
Accounts receivable	(28)	4,595
Inventory	—	414
Contract costs in excess of billing	—	789
Prepaid expenses and other	814	2,231
Federal and state income tax payable/receivable	(234)	(4,666)
Notes receivable	321	93
Accounts payable and accrued expenses	(2,677)	(13,584)
Other long-term liabilities	(36)	(208)
Deferred revenue	(301)	(1,010)

NET CASH PROVIDED BY OPERATING ACTIVITIES	22,376	21,251

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(32,805)	(16,513)
Proceeds from disposal of assets	846	—
Acquisition of intangible assets	(2,277)	(2,763)
Advances under development agreements	(926)	(15,175)
Repayments under development agreements	21,545	7,666

NET CASH USED IN INVESTING ACTIVITIES	(13,617)	(26,785)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants, and related tax benefit	1,560	1,006
Principal payments of long-term debt and capital leases	(3,417)	(7,452)
Proceeds from revolving lines of credit	14,500	29,000
Payments on revolving lines of credit	(22,619)	(13,686)
Purchase of treasury stock	—	(1,456)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(9,976)	7,412

EFFECT OF EXCHANGE RATES ON CASH	(3)	—

Net increase (decrease) in cash and cash equivalents	(1,220)	1,878
Cash and cash equivalents, beginning of period	4,939	118

Cash and cash equivalents, end of period	$3,719	$1,996

SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$2,486	$1,624

Income tax paid	$4,506	$10,903

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Contract rights resulting from imputed interest on a development agreement note receivable	(121)	—

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

The financial statements included herein as of March 31, 2007, and for each of the three and six months ended March 31, 2007 and 2006, have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States, and the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the three and six months ended March 31, 2007, are not necessarily indicative of the results which will be realized for the year ending September 30, 2007.

For a description of the Company’s significant accounting policies, see Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Reclassification. Reclassifications were made to the prior-period consolidated balance sheet, the statement of operations, and statement of cash flows to conform to the current-period financial statement presentation. This reclassification did not have an impact on the Company’s previously reported results of operations.

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

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires companies to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior-year misstatements on the current year financial statements. This pronouncement is effective for the Company in fiscal 2007. The Company does not believe SAB 108 will have a material effect on the financial statements and related disclosures.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating the effect, if any, of SFAS 159 on its consolidated financial statements.

2. Development Agreements

The Company enters into development agreements to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to exclusive placement of the Company’s player terminals,

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

and the Company receives a fixed percentage of those player terminals’ hold per day over the term of the agreement. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of the Company’s floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the hold to be used to repay some or all of the advances recorded as notes receivable. Amounts advanced in excess of those to be reimbursed by the customer are allocated to intangible assets and are generally amortized over the life of the contract, which is recorded as a reduction of revenue generated from the gaming facility. Certain amounts related to personal property owned by the Company and located at the tribal gaming facility are carried in the Company’s property and equipment, and depreciated over the estimated useful life of the related asset. In the past and in the future, the Company may by mutual agreement and for consideration, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset recovered for that particular development agreement, if any.

To date, the Company has advanced approximately $146.0 million toward development agreements. The Company has recently committed to a significant, existing tribal customer to provide approximately 25%, or $37.5 million, of the total funding for a facility expansion. In return for this commitment to fund the expansion, we will receive approximately 20% of the 4,000 additional gaming units that are expected to be placed in the expanded facility in southern Oklahoma. The Company will record all advances as a receivable. Repayment of the note will be based on the performance of the facility.

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the three and six months ended March 31, 2007, there was no impairment to the assets’ carrying values.

The following net amounts related to advances made under development agreements and were recorded in the following balance sheet captions:

	March 31, 2007	September 30, 2006
Included in:	(In thousands)
Notes receivable, net (1)	$48,050	$64,705
Property and equipment, net of accumulated depreciation	6,298	7,493
Intangible assets – contract rights, net of accumulated amortization	30,097	34,146

Total	$84,445	$106,344

(1)	The Company collected approximately $18.0 and $21.5 million on development agreement notes receivable during the three and six months ended March 31, 2007, respectively.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3. Property and Equipment and Leased Gaming Equipment

The Company’s property and equipment and leased gaming equipment consisted of the following:

	March 31, 2007	September 30, 2006	Estimated Useful Lives
	(In thousands)
Gaming equipment and third-party gaming content licenses available for deployment	$31,001	$29,946	(1)
Deployed gaming equipment	89,973	84,958	3-5 years
Deployed third-party gaming content licenses	21,800	16,840	1.5-3 years
Tribal gaming facilities and portable buildings	16,860	18,874	5-7 years
Third-party software costs	8,359	7,969	3-5 years
Vehicles	6,843	6,843	3-10 years
Other	3,217	3,192	3-7 years

Total property and equipment	178,053	168,622
Less accumulated depreciation and amortization	(94,981)	(82,358)

Total property and equipment, net	$83,072	$86,264

Leased gaming equipment	$143,527	$123,397	3 years
Less accumulated depreciation	(104,278)	(92,302)

Total leased gaming equipment, net	$39,249	$31,095

(1)	Gaming equipment and third-party gaming content licenses will begin depreciating when they are placed in service.

During the three and six months ended March 31, 2007, the Company disposed of $64,000 and $1.3 million, respectively, of third-party gaming content licenses, installation costs, tribal gaming facilities and portable buildings, and other equipment.

4. Intangible Assets

The Company’s intangible assets consisted of the following:

	March 31, 2007	September 30, 2006	Estimated Useful Lives
	(In thousands)
Contract rights under development agreements	$40,196	$41,526	5-7 years
Internally developed gaming software	22,124	20,899	1-5 years
Noncompete agreement	2,053	2,053	5 years
Patents and trademarks	7,192	6,554	1-5 years
Other	2,377	2,172	3-5 years

Total intangible assets	73,942	73,204
Less accumulated amortization	(33,168)	(27,084)

Total Intangible assets, net	$40,774	$46,120

During the three and six months ended March 31, 2007, the Company wrote off internally developed gaming software of $131,000 and $226,000, respectively.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5. Notes Receivable.

The Company’s notes receivable consisted of the following:

	March 31, 2007	September 30, 2006
	(In thousands)
Notes receivable, net from development agreements (1)	$48,050	$64,705
Notes receivable from equipment sales	—	963
Other notes receivable	—	700

Notes receivable	48,050	66,368
Less current portion	(15,342)	(16,969)

Notes receivable – non-current	$32,708	$49,399

(1)	The Company collected approximately $18.0 and 21.5 million on development agreement notes receivable during the three and six months ended March 31, 2007, respectively.

6. Credit Facility, Long-Term Debt and Capital Leases.

The Company’s Credit Facility, long-term debt and capital leases consisted of the following:

In the presentation of the Balance Sheet as of March 31, 2007, the Company included the contractual repayment amounts pursuant to the new Syndicated Credit Facility entered into subsequent to March 31, 2007, in the determination of the classification between current and non current as of March 31, 2007.

	March 31, 2007	September 30, 2006
	(In thousands)
Revolving lines of credit	$49,145	$56,014
Less current portion	—	(12,821)

Long-term revolving lines of credit	$49,145	$43,193

Term loan facility	$—	$3,750
Other long-term debt	1,421	1,705
Capital lease obligations	206	839

Long-term debt and capital leases	1,627	6,294
Less current portion	(1,483)	(4,954)

Long-term debt and capital leases, less current portion	$144	$1,340

Syndicated Credit Facility. On April 27, 2007, the Company entered into a syndicated, fully underwritten $150 million Senior Secured Revolving Credit Facility, or the Syndicated Credit Facility, which replaced the previous Credit Facility in its entirety. The Syndicated Credit Facility provides working capital, the ability to finance development agreements and acquisitions, and provides working capital for general corporate purposes. The Syndicated Credit Facility matures in five years and bears interest at a Base rate or a Eurodollar rate. There are four levels of pricing, which are determined by total debt to EBITDA. The Syndicated Credit Facility is collateralized by substantially all of the Company’s assets, and also contains financial covenants as defined in the agreement. These include (i) a minimum fixed-charge coverage-ratio of not less than 1.50 : 1.00; (ii) a maximum total debt to EBITDA ratio of not more than 2.25 : 1.00 through June 2008, and 1.75 : 1.00 from June 2008 thereafter; and (iii) a minimum trailing twelve-month EBITDA of not less than $52 million for the quarter ended June 30, 2007, $57 million for the quarter ended September 2007, and $60 million for each quarter thereafter.

Credit Facility. The Company’s previous Credit Facility provided the Company with a term loan facility, or the Term Loan, a revolving line of credit, or the Revolver, and reducing lines of credit, or the Reducing Revolvers. This Credit Facility was replaced by the Syndicated Credit Facility during April 2007.

As of March 31, 2007, the Term Loan had an outstanding balance of $1.3 million, and was due in monthly principal installments of $416,667, plus interest at Prime (or 8.25% as of March 31, 2007), with all principal and interest due in June 2007. There was no additional funding available under the Term Loan at March 31, 2007.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Under the previous Credit Facility, the revolving lines of credit included the Revolver and the Reducing Revolvers. The Revolver provided the Company with up to $25.0 million for working capital needs. At March 31, 2007, the Revolver had an outstanding balance of $15.9 million, leaving $9.1 million available. The Revolver would have matured in June 2008 and bore interest at Prime. The Reducing Revolvers provided the Company for borrowings up to $35.0 million and $9.5 million, which was advanceable based on the Company’s unfinanced capital expenditures. The $35.0 million Reducing Revolver began reducing in December 2005 and as of the December 2006 quarter had begun reducing at a rate of $2.8 million per quarter until maturity in June 2009. As of March 31, 2007, the $35.0 million Reducing Revolver had an availability of $22.5 million, all of which had been drawn and was outstanding. The $9.5 million Reducing Revolver would have begun reducing by $791,000 each quarter, beginning in June 2007 and would have matured in June 2009. As of March 31, 2007, all of the $9.5 million had been drawn and was outstanding under the Reducing Revolver. Availability under the Revolvers was further reduced by $1.0 million for outstanding letters of credit. The Reducing Revolvers bore interest at Prime.

Other long-term debt at March 31, 2007, represents a five-year loan related to financing the Company’s corporate aircraft, and various three-to five-year loans for the purchase of automobiles and property and equipment.

7.	Earnings (Loss) Per Common Share.

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

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Income (loss) available to common stockholders	$6	$2,476	$(2,806)	$4,005

Weighted average common shares outstanding	27,680,130	26,984,119	27,606,928	26,999,281
Effect of dilutive securities:
Options	1,769,652	2,025,838	—	1,932,864

Weighted average common and potential shares outstanding	29,449,782	29,009,957	27,606,928	28,932,145

Basic earnings (loss) per share	$0.00	$0.09	$(0.10)	$0.15

Diluted earnings (loss) per share	$0.00	$0.09	$(0.10)	$0.14

The Company had the following options to purchase shares of common stock that were not included in the computation of dilutive earnings per share due to the antidilutive effects:

	Three months ended March 31,		Six months ended March 31,
	2007	2006	2007	2006
Common Stock Options	951,789	1,680,578	4,843,367	2,070,906
Range of exercise price	$7.61-21.53	$7.61-21.53	$1.00-21.53	$7.61-21.53

8.	COMMITMENTS AND CONTINGENCIES

Litigation

Diamond Games. The Company is a defendant, along with others, including Clifton Lind, Robert Lannert, Gordon Graves, Video Gaming Technologies, Inc., or VGT, and its president, Jon Yarborough, in a lawsuit filed on November 16, 2004 in the State Court in Oklahoma City, Oklahoma, alleging five causes of action: 1) Deceptive Trade Practices; 2) Unfair Competition; 3) Wrongful Interference with Diamond Games, Inc.’s, or Diamond Games’; Business; 4) Malicious Wrong / Prima Facie Tort; and 5) Restraint of Trade. The Company filed a motion to dismiss the case, challenging subject matter jurisdiction of the Oklahoma state courts. The motion was denied. A motion to reconsider was likewise denied. Relief was sought from the Supreme Court of Oklahoma by an Application for a Writ of Prohibition. The application for a writ was denied on October 10, 2005. The case asserts that the Company offered allegedly illegal Class III games on the MegaNanza® and Reel Time Bingo® gaming systems to Native American tribes in

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Oklahoma. Diamond Games claims that the offer of these games negatively affected the market for its pull-tab game, Lucky Tab II. Diamond Games also alleges that the Company’s development agreements with Native American tribes unfairly interfere with the ability of Diamond Games to successfully conduct its business. Diamond Games is seeking unspecified damages and injunctive relief; however, the Company believes the claims of Diamond Games are without merit and intends to defend the case vigorously. The Company’s defense will include a continued challenge to the jurisdiction of the Oklahoma state courts over matters directly involving the self-governance of Native American tribes involved in Indian gaming, which has been recognized as a governmental enterprise. At the present time, the case is in the preliminary stages of discovery. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

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

Aristocrat Technologies, Inc. On January 27, 2005, Aristocrat Technologies, Inc. filed suit in the U.S. District Court for the Central District of California against us, alleging that deployment of the Company’s networked central-determinant instant lottery system infringes U.S. Letters Patent No. 4,817,951, entitled “Player Operable Lottery Machine Having Display Means Displaying Combination of Game Result Indicia,” or the ‘951 Patent, Aristocrat sought an injunction, damages, and a trebling of damages for willful infringement. On April 10, 2006, the Company filed a Motion for Summary Judgment challenging the validity of the ‘951 Patent under 35 U.S.C. §§ 112(2) and (6). On April 6, 2007, the court held a hearing on that motion. On April 13, 2007, the court granted the Company’s motion and awarded the Company its costs. Judgment was entered against Aristocrat and in favor of the Company on April 16, 2007. The Company filed a motion to recover its attorneys’ fees under 35 U.S.C. § 285 which will be heard on May 21, 2007. It is uncertain at this time whether Aristocrat will appeal. The Company will continue to vigorously defend itself in connection with any further proceedings. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

Alabama Civil Lawsuits. In May 2006, a civil lawsuit was filed against the Company and another defendant in the Macon County Circuit Court. The plaintiff alleges that a credit screen on a bingo machine located at the Victoryland facility in Shorter, Alabama, momentarily showed that plaintiff had won $40 million. The plaintiff now alleges that plaintiff is owed the $40 million. A trial date has not been set and the parties presently are engaged in discovery. The Company intends to vigorously defend the suit. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

In April 2007, a similar civil lawsuit was filed against the Company and another defendant in the Macon County Circuit Court. The plaintiff alleges that a bingo machine located at the Victoryland facility in Shorter, Alabama displayed a prize of $42,975. The plaintiff alleges that employees of Victoryland, the Company, or both cleared her winning and informed her that it was invalid. The plaintiff claims that she is owed $42,975, plus damages for loss of use and benefit of the monies, lost interest, and mental anguish and emotional distress. A trial date has not been set. The Company intends to vigorously defend the suit. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

HomeBingo Network, Inc. On May 16, 2005, HomeBingo Network filed suit in the U.S. District Court for the Northern District of New York, against the Company and the gaming entity of the Miami Tribe of Oklahoma, alleging that deployment of Reel Time Bingo and other bingo games infringes U.S. Letters Patent No. 6,186,892, entitled “Bingo Game for use on the Interactive Communication Network which Relies upon Probabilities for Winning.” As a result of a Markman hearing held November 20, 2006 in upstate New York, the Court ruled in the Company’s favor on all contested claim construction issues after which ruling, the matter was settled. HomeBingo’s lawsuit against the Company was dismissed with prejudice on February 23, 2007, along with the Company’s counterclaims against HomeBingo. As part of the settlement, plaintiff HomeBingo received no damages or compensation from the Company and agreed to never sue the Company again on any patent matter.

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

Support Consultants, Inc. On July 13, 2006, Support Consultants, Inc. et al., or SCI, filed a suit in Superior Court for the County of Riverside, California against the Company. The complaint alleges that the Company owes $830,000 in unpaid commissions relating to the placement of Class II games in California. SCI also seeks recovery of prejudgment interest, court costs and attorneys’ fees. The Company removed the case to federal court in the Central District of California, Eastern Division, and the Company is seeking a

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

declaration that SCI is not entitled to the $830,000. The Company intends to vigorously defend this matter; however, given the inherent uncertainties in any litigation, the Company is unable to make any predictions as to the outcome. We believe that it is unlikely the Company will be able to obtain a summary judgment, so we anticipate the parties will engage in written discovery, depositions and various pre-trial motions in preparation for a jury trial.

WMS Industries, Inc. In April 2007, WMS Industries, Inc, or WMS, a third-party game supplier from which the Company licenses games and purchases game machines, contacted the Company and claimed that the Company owes additional royalties under its contracts for games that are substituted on a given machine placed in the field. On April 25, 2007 the Company’s subsidiary, Megabingo, Inc., received an invoice from WMS purporting to bill the Company for approximately $7 million of unpaid royalties. The Company does not believe either the language of its contracts with WMS or its course of performance under those contracts since 1999 supports WMS’s position. The Company further believes that, even if WMS’s interpretation of the Company’s contracts is found to be correct, any resulting liability on the Company’s part would be significantly less than the $7 million expressed in the WMS invoice to Megabingo, Inc. The Company plans to engage in further discussions with WMS and, if necessary, utilize the dispute resolution mechanism required by the contracts. Nevertheless, any adverse determination in this dispute with WMS over this issue could have a material effect on the Company’s financial position, operating results and cash flows.

Johnson Act. In October 2005, the DOJ made available to the public proposed legislation the agency has drafted amending the Johnson Act. After conducting a series of consultation meetings with Native American tribes, the DOJ released a newly revised draft bill that, if enacted, could materially and adversely affect the Company’s Class II gaming market. The proposed legislation would classify electronic technologic aids used by Native American tribes in Class II games, such as bingo, as gambling devices, and would authorize the use of such Class II devices by Native American tribes only if such devices are certified by the National Indian Gaming Commission, or NIGC, as Class II technologic aids. The proposed legislation authorizes the NIGC to promulgate regulations regarding the use of technologic aids. The NIGC regulations must maintain a distinction between Class II technologic aids and Class III gambling devices based upon the internal and external characteristics of the gambling devices and the manner in which the games using gambling devices are played. The DOJ was unable to find congressional sponsors for its proposed bill during the 109th Congress, which concluded in December 2006. To date, the DOJ proposed bill has not been introduced in the First Session of the 110th Congress.

Indian Gaming Regulatory Act. On March 29, 2006, the United States Senate Committee on Indian Affairs reported to the Senate floor the IGRA Amendments of 2006, or S.2078. If enacted, S.2078, or similar legislation, would, among other things, expand the NIGC’s authority to review and approve consulting agreements, development agreements, financing agreements and agreements whereby compensation to the non-tribal party is based on a percentage of gaming revenues. Under the current law, the Company’s equipment lease agreements and development and financing agreements with Native American tribes do not require the approval of the NIGC. Under S.2078, however, many of the Company’s Native American gaming contracts would require NIGC approval. As part of the review and approval process, the NIGC could materially and adversely affect the terms of the contracts, and the Company, its board of directors and significant shareholders would have to undergo a background investigation prior to approval of the contracts. On June 7, 2006, the Committee Report on S.2078 was filed in the Senate. Because of objections by a number of senators to the bill, there was no further action on S.2078 in the Senate before the end of the 109th Congress. The bill therefore died, and must be reintroduced during the 110th Congress before it can be considered further by the Congress.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The Company responded to the NIGC, and explained why the agreements do not violate the sole proprietary interest prohibition of IGRA, or constitute management agreements. Furthermore, the Company will vigorously contest any action by the NIGC that would adversely affect the Company’s agreements with the tribes. To date, the NIGC has taken no further action in this matter.

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

9.	Subsequent Events

Noncompete Dispute. Effective April 27, 2007, the Company resolved an arbitration matter that it had with its former Chief Executive Officer related to the employee agreement entered into on March 26, 2003. All rights and obligations of the parties under the employment agreement terminated. As a result, the Company will record non-operating income of approximately $1.3 million for the extinguishment of the related liability during the quarter ended June 30, 2007.

Syndicated Credit Facility. During April 2007, the Company entered into a new Syndicated Credit Facility. See Note 6 – Credit Facility, Long-Term Debt and Capital Leases.”

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

As the market has grown, we have seen new competitors with significant gaming experience and financial resources enter the Class II market. As the rules and regulations governing Class II gaming are clarified by court decisions and by new rule-making procedures, we expect there to be even more competition. New tribal-state compacts, such as the Oklahoma gaming legislation passed by referendum in 2004, have also led to increased competition. In addition, we continue to experience an extended period of inaction relative to enforcement of existing restrictions on non-Class II devices, which is forcing us to continue competing against games that do not appear to comply with the published regulatory restrictions on Class II games. As a result of this increased competition in Oklahoma, and continued conversion to games played under the compact, we have and may continue to experience pressure on our pricing model and hold per day, with the result that gaming providers are competing on the basis of price as well as the entertainment value and technological superiority of their products. We have also experienced and expect to continue to experience a decline in the number of our Class II games deployed in Oklahoma, in accordance with our recent conversion strategy. While we will continue to compete by regularly introducing new and more entertaining games with technological enhancements that we believe will appeal to end users, we believe that the level of revenue retained by our customers from their installed base of player terminals will become a more significant competitive factor, one that may require us to change the terms of our participation arrangements with customers. We will continue the deployment of one-touch, compact-compliant Class III games in Oklahoma, which will reduce the number of Class II machines in play. Because of the dynamics of our markets in Oklahoma and elsewhere, we believe that a simple business model based upon the average hold per player terminal per day has become less relevant in predicting our performance, as our participation arrangements with customers have become more complex.

Oklahoma Compact Market

During 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. The Oklahoma gaming legislation allows tribes to sign a compact with the state of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma are allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. As of March 31, 2007, we had placed 3,662 player terminals at 31 facilities that are operating under the Oklahoma compact. As of March 31, 2007, all of our games operating under the Oklahoma State compact are at a 20% revenue share.

Charity Market

As of March 31, 2007, we had 2,418 high-speed, standard bingo games installed for the charity market in three Alabama facilities. Charity bingo and other forms of charity gaming are operated by or for the benefit of nonprofit organizations for charitable, educational and other lawful purposes. These games are typically only interconnected within the gaming facility where the terminals are located. Regulation of charity gaming is vested with each individual state, and in some states, regulatory authority is delegated to county or municipal governmental units. We typically place player terminals under participation arrangements in the charity market and receive a percentage of the hold per day generated by each of the player terminals. In addition, we have installed a limited number of charity player terminals in the state of Louisiana and as of March 31, 2007, we had 170 units installed.

All Other Gaming Markets

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

As of March 31, 2007, we had installed 919 player terminals at five sites in Mexico under this contract. To date, there are not as many permanent facilities opened as we originally projected, and the hold per day is below our original expectations.

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

On December 22, 2005, the Jefferson County, Alabama Sheriff served a search warrant at the Birmingham Race Course. Pursuant to the search warrant, the sheriff shut down the promotional sweepstakes system. On January 31, 2006, the Jefferson County, Alabama Circuit Court issued a Declaratory Judgment and Injunction that declared that the promotional sweepstakes was legal under Alabama law. On March 22, 2006, the Jefferson County District Attorney appealed the judgment to the Alabama Supreme Court. On December 1, 2006, the Alabama Supreme Court issued an opinion, reversing the Jefferson County, Alabama Circuit Court and rendering judgment in favor of District Attorney Barber, finding that the promotional sweepstakes was unlawful under Alabama’s gambling laws.

As of January 31, 2007, we had disassembled the sweepstakes system and removed it from the facility. We recorded a write-off of $111,000 for all unamortized installation and software costs as of December 31, 2006.

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

In return for the amounts advanced by us, we receive a commitment for a fixed number of player terminal placements in the facility or a fixed percentage of the available gaming floor space, and a fixed percentage of the hold per day from those terminals over the term of the development agreement. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of our floor space. We are aware that certain of our games may not currently meet these performance standards. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment, have been repaid.

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

To date, we have we have advanced approximately $146.0 million toward development agreements. We recently committed to a significant, existing tribal customer to provide approximately 25% , or $37.5 million, of the total funding for a facility expansion, in return for approximately 20% of the 4,000 additional gaming units that are expected to be placed in the expanded facility in southern Oklahoma. We will record all advances as a receivable. Repayment of the note will be based on the operating profits of the facility.

Recent Developments

On February 7, 2007, we executed a reduction of 65 full-time and part-time employees, including 19 engaged in field operations and business development, 36 in system and game development, 2 in accounting functions, and 8 in other general administrative and executive functions. Severance of approximately $200,000 was paid in the quarter ending March 31, 2007. We expect annual reductions in salary and wages and the related employee benefits of approximately $4.0 million beginning the third fiscal quarter of 2007.

RESULTS OF OPERATIONS

The following tables outline our end-of-period and average installed base of player terminals for the three and six months ended March 31, 2007 and 2006.

	At March 31,
	2007	2006
End-of-period installed player terminal base
Class II player terminals
Reel Time Bingo®	5,354	8,439
Legacy system	353	392
Oklahoma compact games	3,662	1,173
Other player terminals(1)	3,507	2,849

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Average installed player terminal base:
Class II player terminals
Reel Time Bingo	5,598	8,718	6,134	9,004
Legacy system	358	390	363	413
Oklahoma compact games	3,378	1,189	3,116	1,147
Other player terminals(1)	3,462	2,700	3,375	2,635

(1)	Other player terminals include charity, Mexico and Iowa Lottery.

During January 2007, as a result of the Alabama Supreme Court decision, we removed all of the sweepstakes video readers that were installed in Alabama. At March 31, 2006, there were 1,318 sweepstakes video readers installed. The average installed base for the three months ended March 31, 2007 and 2006, was 176 and 644, respectively. The average installed base for the six months ended March 31 2007 and 2006 was 753 and 355, respectively. These sweepstakes video readers are not included in the counts above.

Three Months Ended March 31, 2007, Compared to Three Months Ended March 31, 2006

Total revenues for the three months ended March 31, 2007, were $30.7 million, compared to $46.5 million, a decline of $15.8 million, or 34% for the same period of 2006. This decrease is primarily the result of decreased gaming equipment and system sale and lease revenue of $10.4 million, or 94%. During the second quarter of fiscal 2006, we recognized system revenues of $8.0 million and equipment sales of $2.4 million on 338 player terminals and other equipment. In addition, there was a decrease in our Class II revenues. This decrease was due to a decrease in the average install base of Class II games, and to a lesser extent, a decrease in the revenue share percentage of these games. These decreases were due to competitive factors, including competing with new compact games in Oklahoma. These decreases were partially offset by an increase in the average number of Oklahoma compact games in place during the quarter. The lower Class II average hold per day was completely offset by the increase in Oklahoma compact games. This combined for a 4% average hold per day increase for Class II and Oklahoma compact games.

Gaming Revenue – Class II

•	Class II gaming revenues decreased by $12.7 million, or 51%, from $24.8 million in the three months ended March 31, 2006, to $12.1 million in the three months ended March 31, 2007.

•

Reel Time Bingo revenue was $11.4 million for the quarter ended March 31, 2007, compared to $24.0 million in the quarter ended March 31, 2006, a $12.6 million or 52% decrease. The average installed base of player terminals and the average hold per day decreased 36% and 16%, respectively. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, increased $465,000, to $1.5 million, or 44%, in the three months ended March 31, 2007, compared to $1.1 million in the three months ended March 31, 2006. During fiscal 2007, we will continue to convert Reel Time Bingo player terminals to games played under the compact, which are included in “Gaming revenue – Oklahoma compact,” and we expect this trend to continue in the future as Reel Time Bingo competes with the higher hold per day of compact games. In addition, as a result of the conversion from Reel Time Bingo to games played under the compact, our revenue share percentage will decrease to the market rate for compact games.

•

Legacy revenue decreased $43,000, or 6%, to $735,000 in the three months ended March 31, 2007, from $778,000 in the three months ended March 31, 2006. The average installed base of Legacy player terminals decreased 8%, which was partially offset by a 1% increase in hold per day. We expect the number of Legacy terminals to continue to decrease as they are replaced with higher-earning Oklahoma compact player terminals.

Gaming Revenue – Oklahoma Compact

•

In March 2005, we began converting Reel Time Bingo player terminals to games that could be played under the Oklahoma compact. These games generated revenue of $9.5 million in the three months ended March 31, 2007, compared to $2.2 million during the same period of 2006, an increase of $7.3 million. The average installed base increased 184% as the conversion of Class II player terminals to compact games continues. Hold per day increased 54%, primarily as a result of the higher installed base of the stand-alone units, which have a higher hold per day.

Gaming Revenue – Charity

•

Charity gaming revenues for both periods was $5.1 million. The average installed player terminal base increased 1%, but was offset by a decrease in the average hold per day of 2% in the three months ended March 31, 2007, compared to the same period in 2006.

Gaming Revenue – All Other

•

Class III rental and back-office fees decreased $297,000, or 24%, to $936,000 in the three months ended March 31, 2007, from $1.2 million during the same period of 2006. As of January 2006, we no longer have any rental customers. We continue to receive a small back-office fee from each of the twelve gaming facilities in the state of Washington where we are located.

•

Revenues from the New York Lottery system increased $722,000, or 118% to $1.3 million in the three months ended March 31, 2007, from $613,000 in the three months ended March 31, 2006. Currently, eight of the nine planned racetrack casinos are operating, with approximately 12,700 total terminals. The last of the planned openings is scheduled for fiscal 2008. To date, we have realized substantially less revenue than anticipated from our New York Lottery operations, in significant part due to delays in the opening of planned racetrack casino operations at several racetracks. At the current placement levels, we have obtained break-even operations for the New York lottery system and expect to be achieving profitable operations after all of the facilities are operating.

•

As of March 31, 2007, we had installed 919 player terminals at five sites in Mexico compared to no terminals installed in the prior period. To date, there are not as many permanent facilities opened as we originally projected, and the hold per day is below our original expectations. Our revenue share is in the range of the other markets in which we operate. Due to the delays in opening facilities and the lower hold per day, we have not achieved break-even operations in this market.

•

The Iowa Lottery system operated between January and May 2006, and generated revenues of $373,000 during the three months ended March 31, 2006. Pursuant to legislative actions, these units were disconnected from our central determinant system in May 2006.

Gaming Equipment and System Sale and Lease Revenue and Cost of Sales

•

Gaming equipment and system sale and lease revenue decreased $10.4 million, or 94% to $701,000 for the quarter ended March 31, 2007, from $11.1 million for the same period of 2006. Gaming equipment and system sale revenue of $317,000 for the three months ended March 31, 2007 includes two system sales and no player terminals. Gaming equipment and system sale and lease revenue of $10.4 million for the three months ended March 31, 2006 included one system sale of $8.0 million, 338 player terminals sales of $2.1 million, and Iowa Lottery lease revenue of $273,000, In the three months ended March 31, 2007 and 2006, gaming equipment sale revenue included revenues of $247,000 and $281,000, respectively, related to a certain equipment sale being recognized ratably over the term of the agreement. License revenues for the three months ended March 31, 2007, were $137,000, compared to $364,000 for the three months ended March 31, 2006, a decrease of $227,000, or 62%. Total cost of sales, which includes cost of royalty fees, decreased $9.9 million, or 98% to $193,000 in the three months ended March 31, 2007, from $10.1 million in the three months ended March 31, 2006. The decrease relates to the decreased gaming equipment and system sale revenue discussed above, and decreased royalty fees due to lower revenue on some licensed game themes in play.

Other Revenue

•

Other revenues decreased $790,000, or 71% to $324,000 for the quarter ended March 31, 2007, from $1.1 million during the same period of 2006. The decrease is primarily due to discontinuation of the promotional sweepstakes system in January 2007.

Selling, General and Administrative Expenses

•

Selling, general and administrative expenses decreased approximately $1.1 million, or 6%, to $16.5 million for the three months ended March 31, 2007, from $17.6 million in the same period of 2006. This decrease was primarily a result of a) a decrease in salaries and wages and the related employee benefits of approximately $549,000 relating to the reduction in staff in February 2007 (at March 31, 2007, we employed 418 full-time and part-time employees, compared to 478 at March 31, 2006); b) a decrease of $429,000 in share-based compensation due to a decrease in the number of unvested outstanding options; c) a decrease in travel costs of approximately $407,000 due to the ramp up in 2006 for new markets; and d) a decrease in legal, professional and lobbying services of approximately $266,000, primarily related to the entrance into new markets in fiscal 2006. These decreases were partially offset by an increase in repairs and maintenance, transportation and related costs of $537,000.

Amortization and Depreciation

•

Amortization expense increased $169,000, or 11%, to $1.8 million for the quarter ended March 31, 2007, compared to $1.6 million for the same quarter of 2006. Depreciation expense increased $664,000, or 5%, to $13.2 million for the three months ended March 31, 2007, from $12.5 million for the corresponding three-month period ended March 31, 2006. The increase in depreciation expense primarily relates to the installation of stand-alone terminals in the Oklahoma compact market.

Other Income and Expense

•

Interest income increased $464,000, or 76%, to $1.1 million for the three months ended March 31, 2007, from $611,000 in the same period of 2006. We entered into a development agreement with a customer under which approximately $42.3 million in advanced funds will be reimbursed based upon levels of revenues generated from the facility. For the quarter ended March 31, 2007, we calculated imputed interest of $639,000 on this receivable utilizing an interest rate range of 6% to 8.25% correlated to the timing of the original advances.

•

Interest expense increased $167,000, or 16%, to $1.2 million for the second fiscal quarter of 2007, from $1.0 million for the same quarter of fiscal 2006, due primarily to an increase in amounts outstanding under our previous Credit Facility. The previous Credit Facility provided us with a $20.0 million term loan facility, or the Term Loan, a $25.0 million revolving line of credit, or the Revolver, and $35.0 million and $9.5 million in reducing revolving lines of credit, or the Reducing Revolvers. During April 2007, we entered in a new Syndicated Senior Secured Revolving Credit Facility, or the Syndicated Credit Facility.

•

Other income was $1.1 million for the three months ended March 31, 2007 with no such income in the same period of 2006. Other income consisted of a distribution from a partnership interest, accounted for on the cost basis that we received during the three months ended March 31, 2007.

Income tax expense decreased by $1.7 million, to an income tax benefit of $2,000 for the three months ended March 31, 2007, from an income tax expense of $1.7 million in the same period of 2006. These figures represent effective income tax rates of (50%) and 40.7% for the three months ended March 31, 2007 and 2006, respectively. Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment.” is a revision of SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No 123(R) includes several modifications to the way that income taxes are recorded in the financial statements. The expense for incentive stock option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in our effective tax rates recorded throughout our fiscal year.

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

Six Months Ended March 31, 2007, Compared to Six Months Ended March 31, 2006

Total revenues for the six months ended March 31, 2007, were $59.8 million, compared to $80.5 million for the same period of 2006, a $20.7 million, or 26% decrease. This decrease is the result of decreased gaming equipment and system sale and lease revenue of $10.7 million, or 91%. During the six months ended March 31, 2006, we recognized system revenues of $8.0 million and equipment sales of $2.7 million on 338 player terminals and other equipment. In addition, there was a decrease in the average install base of Class II games, and to a lesser extent, a decrease in the average hold per day and revenue share of these games. These decreases were due to competitive factors, including competing with new compact games in Oklahoma. These decreases were partially offset by an increase in the average number of Oklahoma compact games in place. The lower Class II average hold per day was completely offset by the increase in Oklahoma compact games. This combined for a 3% average hold per day increase for Class II and Oklahoma compact games.

Gaming Revenue – Class II

•	Class II gaming revenues decreased by $22.3 million, or 45%, from $49.2 million in the six months ended March 31, 2006, to $26.9 million in the six months ended March 31, 2007.

•

Reel Time Bingo revenue was $25.5 million for the six months ended March 31, 2007, compared to $47.6 million in the six months ended March 31, 2006, a $22.1 million or 47% decrease. The average installed base of player terminals and the average hold per day decreased 32% and 12%, respectively. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, increased $982,000, to $3.0 million, or 48%, in the six months ended March 31, 2007, compared to $2.0 million in the six months ended March 31, 2006. During fiscal 2007, we will continue to convert Reel Time Bingo player terminals to games played under the compact, which are included in “Gaming revenue – Oklahoma compact,” and we expect this trend to continue in the future as Reel Time Bingo competes with the higher hold per day of compact games. In addition, as a result of the conversion from Reel Time Bingo to games played under the compact, our revenue share percentage will decrease to the market rate for compact games.

•

Legacy revenue for both periods was $1.5 million. The average installed base of Legacy player terminals decreased 12%, which was partially offset by a 7% increase in hold per day. We expect the number of Legacy terminals to continue to decrease as they are replaced with higher earning Oklahoma compact player terminals.

Gaming Revenue – Oklahoma Compact

•

In March 2005, we began converting Reel Time Bingo player terminals to games that could be played under the Oklahoma compact. These games generated revenue of $15.9 million in the six months ended March 31, 2007, compared to $3.9 million during the same period of 2006, an increase of $12.0 million. The average installed base increased 172% as the conversion of Class II player terminals to compact games continues. Hold per day increased 49%, primarily as a result of the higher installed base of the stand-alone units which have a higher hold per day.

Gaming Revenue – Charity

•

Charity gaming revenues were $9.2 million for the six months ended March 31, 2007, compared to $9.8 million in the six months ended March 31, 2006, a $579,000 or 6% decrease. The average installed player terminal base and hold per day decreased 1% and 6%, respectively.

Gaming Revenue – All Other

•

Class III rental and back-office fees decreased $685,000, or 27%, to $1.9 million in the six months ended March 31, 2007, from $2.5 million during the same period of 2006. As of January 2006, we no longer have any rental customers. We continue to receive a small back-office fee from each of the twelve gaming facilities in the state of Washington where we are located.

•

Revenues from the New York Lottery system increased $1.2 million, or 109% to $2.4 million in the six months ended March 31, 2007, from $1.2 in the six months ended March 31, 2006. Currently, eight of the nine planned racetrack casinos are operating, with approximately 12,700 total terminals. The last of the planned openings is scheduled for fiscal 2008. To date, we have realized substantially less revenue than anticipated from our New York Lottery operations, in significant part due to delays in the opening of planned racetrack casino operations at several racetracks. At the current placement levels, we expect to have break-even operations for the New York lottery system and to be achieving profitable operations after all of the facilities are operating.

•

As of March 31, 2007, we had installed 919 player terminals at five sites in Mexico compared to no terminals installed in the same period. To date, there are not as many permanent facilities opened as we originally projected, and the hold per day is below our original expectations. Our revenue share is in the range of the other markets in which we operate. Due to the delays in opening facilities and the lower hold per day, we have not achieved break-even operations in this market.

•

The Iowa Lottery system operated between January and May 2006, and generated revenues of $373,000 during the six months ended March 31, 2006. Pursuant to legislative actions, these units were disconnected from our central determinant system in May 2006.

Gaming Equipment and System Sale and Lease Revenue and Cost of Sales

•

Gaming equipment and system sale and lease revenue decreased $10.7 million, or 91% to $1.0 million for the six months ended March 31, 2007, from $11.7 million for the same period of 2006. Gaming equipment and system sale revenue of $336,000 for the six months ended March 31, 2007 includes two system sales and no player terminals. Gaming equipment and system sale and lease revenue of $10.4 million for the six months ended March 31, 2006 included one system sale of $8.0 million, 338 player terminals sales of $2.2 million, and Iowa Lottery lease revenue of $273,000. In the six months ended March 31, 2007 and 2006, gaming equipment sale revenue included revenues of $513,000 and $563,000, respectively, related to a certain equipment sale being recognized ratably over the term of the agreement. License revenues for the six months ended March 31, 2007, were $178,000, compared to $667,000 for the six months ended March 31, 2006, a decrease of $489,000, or 73%. Total cost of sales, which includes cost of royalty fees, decreased $10.0 million, or 93% to $716,000 in the six months ended March 31, 2007, from $10.7 million in the six months ended March 31, 2006. The decrease relates to the decreased gaming equipment and system sale revenue discussed above, and decreased royalty fees due to lower revenue on some licensed game themes in play.

Other Revenue

•

Other revenues decreased $614,000, or 34% to $1.2 million for the six months ended March 31, 2007, from $1.8 million during the same period of 2006. The decrease is primarily the result of lower player terminal service revenue.

Selling, General and Administrative Expenses

•

Selling, general and administrative expenses increased approximately $1.6 million, or 5%, to $35.1 million for the six months ended March 31, 2007, from $33.5 million in the same period of 2006. These increases were primarily a result of a) an increase in consulting and contract labor of approximately $1.2 million, primarily related to the design of new gaming cabinets; b) an increase in repairs and maintenance, transportation and related costs of $861,000; and c) a write-off of third-party gaming content licenses, installation costs and systems of $728,000, compared to $200,000 in write-offs in the prior period. Partially offsetting these increases were decreases in travel costs of $642,000, due to the ramp up in fiscal 2006 for new markets, and a decrease in salaries and wages and the related employee benefits of approximately $286,000 relating to the reduction in staff in February 2007 (at March 31, 2007, we employed 418 full-time and part-time employees, compared to 478 at March 31, 2006).

Amortization and Depreciation

•

Amortization expense increased $191,000, or 6% to $3.5 million for the six months ended March 31, 2007, compared to $3.3 million for the same period of 2006. Depreciation expense increased $775,000, or 3%, to $26.0 million for the six months ended March 31, 2007, from $25.2 million for the corresponding six-month period ended March 31, 2006. The increase in depreciation expense primarily relates to the installation of stand-alone terminals in the Oklahoma compact market.

Other Income and Expense

•

Interest income increased $1.5 million, or 143%, to $2.6 million for the six months ended March 31, 2007, from $1.1 million in the same period of 2006. We entered into a development agreement with a customer under which approximately $42.3 million in advanced funds will be reimbursed based upon levels of revenues generated from the facility. For the six months ended March 31, 2007, we calculated imputed interest of $1.3 million on this receivable utilizing an interest rate range of 6% to 8.25% correlated to the timing of the original advances.

•

Interest expense increased $511,000, or 25%, to $2.5 million for the six months ended March 31, 2007, from $2.0 million for the same period of fiscal 2006, due primarily to an increase in amounts outstanding under our previous Credit Facility. The previous Credit Facility provided us with a $20.0 million term loan facility, or the Term Loan, a $25.0 million revolving line of credit, or the Revolver, and $35.0 million and $9.5 million in reducing revolving lines of credit, or the Reducing Revolvers. During April 2007, we entered into the new Syndicated Credit Facility.

•

Other income was $1.1 million for the six months ended March 31, 2007 compared to no other income for the same period of 2006. Other income consisted of a distribution from a partnership interest, accounted for on the cost basis that we received during the six months ended March 31, 2007.

Income tax expense decreased by $4.3 million, to an income tax benefit of $1.5 million for the three months ended March 31, 2007, from an income tax expense of $2.8 million in the same period of 2006. These figures represent effective income tax rates of 34.7% and 41.4% for the three months ended March 31, 2007 and 2006, respectively. Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment.” is a revision of SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No 123(R) includes several modifications to the way that income taxes are recorded in the financial statements. The expense for incentive stock option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in our effective tax rates recorded throughout our fiscal year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

We monitor new, generally accepted accounting principle and disclosure reporting requirements issued by the Securities and Exchange Commission, or SEC, and other standard setting agencies. Recently issued accounting standards affecting our financial results are described in Note 1 of our Unaudited consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

For a description of our critical accounting policies and estimates, refer to Part I – Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on our Form 10-K for the fiscal year ended September 30, 2006. We have not made any changes relating to the application of these policies in the six months ended March 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had $3.7 million in unrestricted cash and cash equivalents, compared to $4.9 million at September 30, 2006. Our working capital at March 31, 2007 was $9.6 million, compared to a working capital deficit of $5.8 million at September 30, 2006. The increase in working capital was primarily the result of the classification of the our debt as non current, in accordance with our new Syndicated Credit Facility, offset by the timing of payments of accounts payable and accrued expenses, and receipts of accounts and notes receivable. During the quarter ended March 31, 2007, we used $15.9 million for capital expenditures of property and equipment, $1.3 million for payments of accounts payable and accrued expenses, and we collected $18.0 million on development agreement notes receivable, with no amounts advanced under development agreements. Under the Syndicated Credit Facility, our availability as of March 31, 2007 would have been $100.9 million.

As of March 31, 2007, our total contractual cash obligations were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Syndicated Credit Facility(1)	$6,813	$7,559	$52,652	$—	$67,024
Long-term debt(2)	1,300	149		—	1,449
Capital leases(3)	223	—	—	—	223
Operating leases(4)	1,798	3,392	628	—	5,818
Purchase commitments(5)	5,397	7,854	—	—	13,251
Development agreements(6)	30,000	7,500			37,500

Total	$45,531	$26,454	$53,280	$—	$125,265

(1)	Relating to the Syndicated Credit Facility, bearing interest at Prime (8.25% as of March 31, 2007) and at the Eurodollar rate (8.06% as of March 31, 2007).
(2)	Consists of various three-to-five-year loans for the purchase of automobiles and property and equipment at an overall average annual interest rate of 7.62%, a five-year loan related to financing our corporate aircraft at an annual interest rate of LIBOR plus 2.75% (8.07% as of March 31, 2007).
(3)	Consists of various three-year capital leases for property and equipment at an overall average annual interest rate of 5.77%.
(4)	Consists of operating leases for our facilities and office equipment that expire at various times through 2010.
(5)	Consists of commitments to purchase third-party gaming content licenses and for the purchase of player terminals.
(6)	Consists of a commitment to fund a gaming facility expansion in Southern Oklahoma.

During the six months ended March 31, 2007, we generated $22.4 million in cash from our operations, compared to $21.3 million during the same period of 2006. This $1.1 million increase in cash generated from operations over the prior period was primarily due to the timing of accounts payable and accrued expense payments and was partially offset by the lower earnings in fiscal 2007.

Cash used in investing activities decreased to $13.6 million in the six months ended March 31, 2007, from $26.8 million in the same period of 2006. The decrease was primarily the result of a $28.1 million decrease in advances, net of reimbursements, under development agreements, and was partially offset by a $16.3 million increase in the acquisition of Property and equipment and leased gaming equipment. During the six months ended March 31, 2007, additions to property and equipment consisted of the following:

Capital Expenditures
(In thousands)
Gaming equipment	$27,737
Third-party gaming content licenses	4,603
Other	465

Total	$32,805

Cash provided by financing activities decreased to a usage of $10.0 million in the six months ended March 31, 2007, from $7.4 million provided by financing activities in the same period of 2006. The decrease was primarily the result of a $23.4 million decrease in the net borrowings under the Revolving Lines of Credit.

Our capital expenditures for the next twelve months will depend upon the number of new player terminals that we are able to place into service at new or existing facilities and the actual number of repairs and equipment upgrades to the player terminals that are currently in the field. As a result of the earnings potential of compact games in the Oklahoma market, it is our strategy to either place compact games or to convert our Oklahoma Class II games to the compact games. As part of our strategy, we will offer compact games developed by us, as well as games from two other gaming suppliers. As a result, we have entered into purchase commitments for future purchases of player stations and licenses totaling $5.4 million.

To date, we have advanced approximately $146.0 million toward development agreements. We recently committed to a significant, existing tribal customer to provide approximately 25% , or approximately $37.5 million, of the total funding for a facility expansion, in return for approximately 20% of the 4,000 additional gaming units that are expected to be placed in the expanded facility in southern Oklahoma. We will record all advances as a receivable. Repayment of the note will be based on the operating profits of the facility.

Syndicated Credit Facility

On April 27, 2007, we entered into a syndicated, fully underwritten $150 million Senior Secured Revolving Credit Facility, or the Syndicated Credit Facility, which replaced the previous Credit Facility in its entirety. The Syndicated Credit Facility provides working capital, the ability to finance development agreements and acquisitions, and provides working capital for general corporate purposes. The Syndicated Credit Facility matures in five years and bears interest at a Base rate or a Eurodollar rate. There are four levels of pricing, which are determined by total debt to EBITDA. The Syndicated Credit Facility is collateralized by substantially all of our assets, and also contains financial covenants as defined in the agreement. These include (i) a minimum fixed-charge coverage-ratio of not less than 1.50 : 1.0; (ii) a maximum total debt to EBITDA ratio of not more than 2.25 : 1.00 through June 2008, and 1.75 : 1.00 from June 2008 thereafter; and (iii) a minimum trailing twelve-month EBITDA of not less than $52 million for the quarter ended June 30, 2007, $57 million for the quarter ended September 2007, and $60 million for each quarter thereafter.

Credit Facility

At March 31, 2007, our previous Credit Facility provided us with a $20.0 million Term Loan, a $25.0 million Revolver, and $35.0 million and $9.5 million Reducing Revolvers. As of March 31, 2007, we could have borrowed up to $57.0 million. We had availability of $9.1 million, which was further reduced by $1.0 million, reflecting outstanding letters of credit. This Credit Facility was replaced by the Syndicated Credit Facility during April 2007.

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

Stock Repurchase Authorizations

At March 31, 2007, there were approximately 887,000 shares authorized for repurchase. The timing and total number of shares repurchased will depend upon available cash, prevailing market conditions, other investment opportunities, and capital commitments.

During the fiscal year ended September 2006, we repurchased 159,146 shares of our common stock with cash, at an average cost of $9.15. We repurchased no shares of our common stock during the six months ended March 31, 2007, compared to our repurchase of 159,146 shares of our common stock during the six months ended March 31, 2006, at an average cost of $9.15.

Stock-Based Compensation

At March 31, 2007, we had approximately 4.6 million options outstanding, with exercise prices ranging from $1.00 to $21.53 per share. At March 31, 2007, approximately 4.1 million of the outstanding options were exercisable.

During the quarter ended March 31, 2007, no stock options were granted. During the three months ended March 31, 2007, we issued 187,747 original issue shares of common stock as a result of stock option exercises.

SEASONALITY

We believe our operations are not materially affected by seasonal factors, although we have experienced fluctuations in our revenues from period to period.

CONTINGENCIES

For information regarding contingencies, see “PART I – Item 1. Condensed Financial Statements – Commitments and Contingencies” and “PART II – Item 1. Legal Proceedings.”

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

Our Credit Facility provides us with additional liquidity to meet our short-term financing needs, as further described under “PART I – Item 1. Condensed Financial Statements – Significant Accounting Policies – Credit Facility, Long-Term Debt and Capital Leases.” Pursuant to our new Syndicated Credit Facility, we may currently borrow up to a total of $150 million. Under the Syndicated Credit Facility, our availability as of March 31, 2007, would have been $100.9 million.

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

We estimate that a hypothetical increase of 100 basis points in interest rates would increase our annual interest expense by approximately $505,000, based on our variable debt outstanding of $50.3 million as of March 31, 2007. We do not currently manage this exposure with derivative financial instruments.

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the Commission rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the second quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, as well as litigation to which we are not a party that may establish laws that affect our business. See “PART I – Item 1. Condensed Financial Statements – Note 8 – Commitments and Contingencies.”

ITEM 1A.	RISK FACTORS

We face legal and regulatory uncertainties that threaten our ability to conduct our business and to effectively compete in our Native American gaming markets. These uncertainties also may increase our cost of doing business and divert substantial management time away from our operations.

Historically, we have derived most of our revenue from the placement of Class II player terminals and systems for gaming activities conducted on Native American lands. These activities are subject to federal regulation under the Johnson Act, the Indian Gaming Regulatory Act of 1988, or IGRA, and under the rules and regulations adopted by both the National Indian Gaming Commission, or NIGC, and the gaming commissions that each Native American tribe establishes to regulate gaming. The Johnson Act broadly defines “gambling devices” to include any “machine or mechanical device” designed and manufactured “primarily” for use in connection with gambling, and that, when operated, delivers money or other property to a player “as the result of the application of an element of chance.” A government agency or court that literally applied this definition, and did not give effect to subsequent congressional legislation or to certain regulatory interpretations or judicial decisions, could determine that the manufacture and use of our electronic player terminals, and perhaps other key components of our Class II gaming systems that rely to some extent upon electronic equipment to run a game, constitute Class III gaming and, in the absence of a tribal-state compact, are illegal. Our tribal customers could be subject to significant fines and penalties if it is ultimately determined they are offering an illegal game, and an adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for our business, operating results and prospects.

Significantly, in October 2005, the Department of Justice, or DOJ, made available to the public proposed legislation the agency has drafted amending the Gambling Devices Act, 15 U.S.C. § 1171, et seq. (commonly referred to as the Johnson Act). The proposed legislation, if enacted, could materially and adversely affect our Class II gaming market. The proposed legislation would classify electronic technologic aids used by Native American tribes in Class II games, such as bingo, as gambling devices, and would authorize the use of such Class II devices by Native American tribes only if such devices are certified by the NIGC as Class II technologic aids. The proposed legislation authorizes the NIGC to promulgate regulations regarding the use of technologic aids. The NIGC regulations must maintain a distinction between Class II technologic aids and Class III gambling devices based upon the internal and external characteristics of the gambling devices and the manner in which the games using gambling devices are played.

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

We provide linked interactive electronic bingo systems and player terminals to charitable bingo operations in Alabama. During January 2004, we began placing player terminals in Alabama, and as of March 31, 2007, we had 2,418 player terminals at three facilities. The Attorney General of Alabama has recently completed a review of the gaming within the state. He concluded that the games that we were operating in Alabama were a legal form of bingo. He also concluded that two of the facilities are operating under a valid constitutional amendment authorizing the facilities the ability to play electronic bingo. The municipal and county authorities who regulate gaming in Alabama look to the NIGC and Class II regulations for guidance in adopting, interpreting and enforcing the municipal and county regulations permitting the operation of our machines in such counties and municipalities. To the extent these authorities rely on the NIGC’s standards, any determinations by the NIGC or developments in Class II regulations which negatively impact our games and systems may, therefore, be adopted by the counties and municipalities and negatively impact the operation of our business in Alabama.

We have excess player stations not deployed at March 31, 2007, which were intended to be deployed at facilities in Mexico. If the opening of facilities is altered negatively, either by significant delay, or by cancellation, the realizable value of these assets could be reduced. In such instances we may be required to recognize increased expense on our income statement related to the impairment of these assets.

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

For the six months ended March 31, 2007 and 2006, approximately 61% and 50%, respectively, of our gaming revenues were from Native American tribes located in Oklahoma, and approximately 43% and 34%, respectively, of our gaming revenues were from one tribe in that state. The significant concentration of our customers in Oklahoma means that local economic changes may adversely affect our customers, and therefore our business, disproportionately to changes in national economic conditions, including more sudden adverse economic declines or slower economic recovery from prior declines. The loss of any of our Oklahoma tribes as customers would have a material and adverse effect upon our financial condition and results of operations. In addition, the recent legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe have avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. The new legislation allows for other types of gaming, both at tribal gaming facilities and at Oklahoma racetracks. The loss of significant market share to these new gaming opportunities or our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.

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

In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. The Oklahoma gaming legislation allows the tribes to sign a compact with the State of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma will be allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. As of March 31, 2007, we had placed 3,662 player terminals at 31 facilities that are operating under the Oklahoma compact. All vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the State of Oklahoma.

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

Although we believe our agreements with WMS and Aristocrat position us to compete effectively as resellers of Class III gaming equipment in the Oklahoma market and we also have plans to compete in the Oklahoma market by offering our own proprietary Class III gaming systems, there can be no assurance that our Class III offerings in Oklahoma will be successful or achieve market acceptance. If we are unsuccessful at converting our networked Class II player terminals into stand-alone Class III player terminals in Oklahoma, our future operating results would be adversely affected.

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

In addition, certain of the agreements contain performance standards for our player terminals that could allow the facility to reduce a portion of our player terminals. We are aware that certain of our games may not currently meet these performance standards and that, accordingly, certain of our customers may have contractual rights to reduce the percentage of our machines in their facilities.

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

Our business is dependent on contract rights.

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

Contracts with Suppliers and Customers. In the ordinary course of our business, we enter into contracts with our suppliers and customers. Certain of these contracts relate to our operations in important markets. We may currently have a disagreement with one of our suppliers over the interpretation of our contracts, and we may from time to time have other such disagreements with this supplier or others, or with our customers. In the event any such disagreement escalates to a dispute that is ultimately resolved against us, our earnings and financial condition could be adversely affected.

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

We did not repurchase shares of our common stock during the most recently completed quarter. As of March 31, 2007, the maximum number of common shares that may be repurchased under the plans or programs was approximately 887,000. For a description of our authorized stock repurchase plans, see “PART I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Date: May 10, 2007	Multimedia Games, Inc.

	By:	/s/ Randy S. Cieslewicz†
Randy S. Cieslewicz
Chief Financial Officer

†	Mr. Cieslewicz is signing as an authorized officer and as our Principal Financial Officer and Chief Accounting Officer.

EXHIBIT NO.	TITLE	LOCATION
3.1	Amended and Restated Articles of Incorporation	(1)

3.2	Amendment to Articles of Incorporation	(2)

3.3	Amended and Restated Bylaws	(3)

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)

31.2	Certification of Principal Accounting Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)

32.1	Certification as required by Section 906 of the Sarbanes Oxley Act of 2002	(*)

(1)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission, or SEC, for the quarter ended March 31, 1997.
(2)	Incorporated by reference to our Form 10-Q filed with the SEC for the quarter ended December 31, 2003.
(3)	Incorporated by reference to our Form 10-K filed with the SEC for the fiscal year ended September 30, 2003.
(*)	Filed herewith.