Form 10-Q
period 2007-06-30
MULTIMEDIA GAMES INC
filed 2007-08-09
CIK 896400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 3, 2007, there were 26,229,471 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS

As of June 30, 2007 and September 30, 2006

(In thousands, except shares)

(Unaudited)

	June 30, 2007	September 30, 2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,192	$4,939
Accounts receivable, net of allowance for doubtful accounts of $1,239 and $1,007, respectively	17,428	17,825
Inventory	1,890	3,600
Prepaid expenses and other	3,005	2,562
Notes receivable, current portion	11,896	16,969
Deferred income taxes	1,322	1,623

Total current assets	37,733	47,518
Restricted cash and long-term investments	928	986
Leased gaming equipment, net	39,941	31,095
Property and equipment, net	70,788	86,264
Notes receivable, net	36,475	49,399
Intangible assets, net	36,296	46,120
Other assets	3,557	1,100
Deferred income tax	15,000	6,059

Total assets	$240,718	$268,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of revolving lines of credit	$—	$12,821
Current portion of long-term debts and capital leases	—	4,954
Accounts payable and accrued expenses	20,734	31,671
Federal and state income tax payable	3,976	2,125
Deferred revenue	1,294	1,782

Total current liabilities	26,004	53,353
Revolving Credit Facility, less current portion	43,172	—
Revolving lines of credit, less current portion	—	43,193
Long-term debts and capital leases, less current portion	—	1,340
Other long-term liabilities	928	2,710

Total liabilities	70,104	100,596

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 32,041,263 and 31,422,818 shares issued, and 28,129,878 and 27,511,433 shares outstanding, respectively	320	314

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS – (Continued)

As of June 30, 2007 and September 30, 2006

(In thousands, except shares)

(Unaudited)

	June 30, 2007	September 30, 2006
Additional paid-in capital	78,845	74,121
Treasury stock, 3,911,385 shares at cost	(24,741)	(24,741)
Retained earnings	116,121	118,242
Accumulated other comprehensive income, net	69	9

Total stockholders’ equity	170,614	167,945

Total liabilities and stockholders’ equity	$240,718	$268,541

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2007 and 2006

(In thousands)

(Unaudited)

	Three Months Ended June 30,
	2007	2006
REVENUES:
Gaming revenue:
Class II	$9,416	$20,363
Oklahoma compact	11,746	2,462
Charity	4,384	4,243
All other	3,679	2,061
Gaming equipment, system sale and lease revenue	1,181	1,765
Other	492	1,274

Total revenues	30,898	32,168

OPERATING COSTS AND EXPENSES:
Cost of gaming equipment and systems sold and royalty fees	1,023	624
Selling, general and administrative expenses	15,376	17,424
Amortization and depreciation	14,771	14,384

Total operating costs and expenses	31,170	32,432

Operating loss	(272)	(264)
OTHER INCOME (EXPENSE):
Interest income	924	577
Interest expense	(1,003)	(1,123)
Other	1,607	—

Income (loss) before income taxes	1,256	(810)
Income tax expense (benefit)	571	(225)

Net income (loss)	$685	$(585)

Basic earnings (loss) per common share	$0.02	$(0.02)

Diluted earnings (loss) per common share	$0.02	$(0.02)

Shares used in earnings per common share

Basic	27,911	27,211

Diluted	29,747	27,211

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Nine Months Ended June 30, 2007 and 2006

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2007	2006
REVENUES:
Gaming revenue:
Class II	$36,328	$69,515
Oklahoma compact	27,618	6,396
Charity	13,617	14,055
All other	9,203	6,141
Gaming equipment, system sale and lease revenue	2,208	13,459
Other	1,700	3,096

Total revenues	90,674	112,662

OPERATING COSTS AND EXPENSES:
Cost of gaming equipment and systems sold and royalty fees	1,739	11,346
Selling, general and administrative expenses	50,521	50,964
Amortization and depreciation	44,209	42,856

Total operating costs and expenses	96,469	105,166

Operating income (loss)	(5,795)	7,496
OTHER INCOME (EXPENSE):
Interest income	3,573	1,669
Interest expense	(3,534)	(3,143)
Other	2,718	—

Income (loss) before income taxes	(3,038)	6,022
Income tax expense (benefit)	(917)	2,602

Net income (loss)	$(2,121)	$3,420

Basic earnings (loss) per common share	$(0.08)	$0.13

Diluted earnings (loss) per common share	$(0.08)	$0.12

Shares used in earnings per common share

Basic	27,708	27,070

Diluted	27,708	29,084

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended June 30, 2007 and 2006

(In thousands)

(Unaudited)

	Nine Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,121)	$3,420
Adjustments to reconcile net income (loss) to cash and cash equivalents provided by operating activities:
Amortization	4,975	4,886
Depreciation	39,233	37,970
Accretion of contract rights	4,383	2,996
Gain on disposal of long-lived assets	(493)	(154)
Provisions for inventory and long-lived assets	347	103
Deferred income taxes	(8,640)	(6,917)
Share-based compensation	956	2,061
Provision for doubtful accounts	562	394
Interest income from imputed interest on development agreements	(1,845)	—
Changes in operating assets and liabilities:
Accounts receivable	585	5,647
Inventory	1,710	414
Contract costs in excess of billing	—	789
Prepaid expenses and other	(2,902)	2,515
Federal and state income tax payable/receivable	1,851	(2,871)
Notes receivable	(46)	(473)
Accounts payable and accrued expenses	(10,937)	(9,119)
Other long-term liabilities	(96)	(229)
Deferred revenue	(488)	(1,449)

NET CASH PROVIDED BY OPERATING ACTIVITIES	27,034	39,983

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(42,960)	(28,106)
Proceeds from disposal of assets	1,447	—
Acquisition of intangible assets	(3,088)	(4,079)
Advances under development agreements	(12,489)	(28,409)
Repayments under development agreements	31,505	9,377
Proceeds from development agreement floor space buyback	10,000	3,036

NET CASH USED IN INVESTING ACTIVITIES	(15,585)	(48,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants, and related tax benefit	3,774	4,090
Principal payments of long-term debt and capital leases	(5,124)	(11,296)
Proceeds from revolving lines of credit	14,500	40,000
Payments on revolving lines of credit	(70,514)	(16,495)
Proceeds from Revolving Credit Facility	50,172	—
Payments on Revolving Credit Facility	(7,000)	—
Purchase of treasury stock	—	(1,456)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(14,192)	14,843

EFFECT OF EXCHANGE RATES ON CASH	(4)	1

Net increase (decrease) in cash and cash equivalents	(2,747)	6,646
Cash and cash equivalents, beginning of period	4,939	118

Cash and cash equivalents, end of period	$2,192	$6,764

SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$3,324	$2,436

Income tax paid	$4,517	$11,019

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Contract rights resulting from imputed interest on a development agreement on note receivable	2,082	—

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

The financial statements included herein as of June 30, 2007, and for each of the three and nine months ended June 30, 2007 and 2006, have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States, and the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the three and nine months ended June 30, 2007, are not necessarily indicative of the results which will be realized for the year ending September 30, 2007.

For a description of the Company’s significant accounting policies, see Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

Reclassification. Reclassifications were made to the prior-period consolidated statement of operations and consolidated statement of cash flows to conform to the current-period financial statement presentation. This reclassification did not have an impact on the Company’s previously reported results of operations.

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

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires companies to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior-year misstatements on the current year financial statements. This pronouncement is effective for the Company in its fiscal year ending September 30, 2007. The Company does not believe SAB 108 will have a material effect on its consolidated financial statements and related disclosures.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and will be effective for the Company beginning in October 2008. The Company is currently evaluating the effect, if any, of SFAS 157 on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective for the Company beginning in October 2008. The Company is currently evaluating the effect, if any, of SFAS 159 on its consolidated financial statements.

2. DEVELOPMENT AGREEMENTS

The Company enters into development agreements to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to placement of the Company’s player terminals, and the Company receives a fixed percentage of those player terminals’ hold per day over the term of the agreement. The agreements

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

typically provide for some or all of the advances to be repaid by the customer to the Company. Amounts advanced in excess of those to be reimbursed by the customer are allocated to intangible assets and are generally amortized over the life of the contract, which is recorded as a reduction of revenue generated from the gaming facility. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of the Company’s floor space. In the past and in the future, the Company may by mutual agreement and for consideration, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied as a recovery against the intangible asset or property and development for that particular development agreement, if any.

The Company has recently committed to a significant, existing tribal customer to provide approximately 37.5%, or $56.3 million, of the total funding for a facility expansion. In return for this commitment to fund the expansion, the Company will receive approximately 30% of the 4,000 additional gaming units that are expected to be placed in the expanded facility in southern Oklahoma. The Company will record all advances as a note receivable and impute interest on the interest free loan. The discount (imputed interest) will be recorded as contract rights and will be amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. The funding, which commenced in the third quarter of 2007, will take place over twelve months at approximately $14.0 million per quarter. As of June 30, 2007, the Company had advanced $11.6 million toward this commitment.

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the three and nine months ended June 30, 2007, there was no impairment to the assets’ carrying values.

The following net amounts related to advances made under development agreements and were recorded in the following balance sheet captions:

	June 30, 2007	September 30, 2006
	(In thousands)
Included in:
Notes receivable, net (1)	$48,371	$64,705
Property and equipment, net of accumulated depreciation (2)	112	7,493
Intangible assets – contract rights, net of accumulated amortization (3)	26,796	34,146

Total	$75,279	$106,344

(1)	The Company collected approximately $10.0 million and $31.5 million on development agreement notes receivable during the three and nine months ended June 30, 2007, respectively.

(2)	During the quarter ended June, 30, 2007, the Company was reimbursed $5.8 million under a development agreement for the net book value of property and equipment that was owned by the Company.

(3)	During the quarter ended June 30, 2007, the Company was reimbursed $4.2 million for intangible assets that were recorded by the Company under development agreements.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3. PROPERTY AND EQUIPMENT AND LEASED GAMING EQUIPMENT

The Company’s property and equipment and leased gaming equipment consisted of the following:

	June 30, 2007	September 30, 2006	Estimated Useful Lives
	(In thousands)
Gaming equipment and third-party gaming content licenses available for deployment (1)	$27,520	$29,946
Deployed gaming equipment	91,666	84,958	3-5 years
Deployed third-party gaming content licenses	25,556	16,840	1.5-3 years
Tribal gaming facilities and portable buildings	5,494	18,874	5-7 years
Third-party software costs	8,417	7,969	3-5 years
Vehicles	3,499	6,843	3-10 years
Other	3,249	3,192	3-7 years

Total property and equipment	165,401	168,622
Less accumulated depreciation and amortization	(94,613)	(82,358)

Total property and equipment, net	$70,788	$86,264

Leased gaming equipment	$150,920	$123,397	3 years
Less accumulated depreciation	(110,979)	(92,302)

Total leased gaming equipment, net	$39,941	$31,095

(1)	Gaming equipment and third-party gaming content licenses begin depreciating when they are placed in service.

During the three and nine months ended June 30, 2007, the Company disposed of or wrote off $2.0 million and $2.9 million, respectively, of third-party gaming content licenses, installation costs, tribal gaming facilities and portable buildings, and other equipment.

4. INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following:

	June 30, 2007	September 30, 2006	Estimated Useful Lives
	(In thousands)
Contract rights under development agreements	$33,469	$41,526	5-7 years
Internally developed gaming software	22,741	20,899	1-5 years
Noncompete agreement	—	2,053	5 years
Patents and trademarks	7,366	6,554	1-5 years
Other	2,376	2,172	3-5 years

Total intangible assets	65,952	73,204
Less accumulated amortization	(29,656)	(27,084)

Total Intangible assets, net	$36,296	$46,120

During the three and nine months ended June 30, 2007, the Company wrote off internally developed gaming software of $19,000 and $245,000, respectively.

During the three months ended June 30, 2007, the Company and its former Chief Executive Officer terminated the non compete agreement. The intangible asset and the related liability were written off as of April 27, 2007, and the Company recorded a gain of $1.4 million, which is included in “Other Income.”

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

5. NOTES RECEIVABLE

The Company’s notes receivable consisted of the following:

	June 30, 2007	September 30, 2006
	(In thousands)
Notes receivable, net from development agreements (1)	$48,371	$64,705
Notes receivable from equipment sales	—	963
Other notes receivable	—	700

Notes receivable	48,371	66,368
Less current portion	(11,896)	(16,969)

Notes receivable – non-current	$36,475	$49,399

(1)	The Company collected approximately $10.0 million and $31.5 million on development agreement notes receivable during the three and nine months ended June 30, 2007, respectively.

6. CREDIT FACILITY, LONG-TERM DEBT AND CAPITAL LEASES

The Company’s Credit Facility, long-term debt and capital leases consisted of the following:

	June 30, 2007	September 30, 2006
	(In thousands)
Revolving Credit Facility	$43,172	$
Less current portion	—		—

Long-term Revolving Credit Facility	$43,172		$—

Revolving lines of credit	$—		$56,014
Less current portion	—		(12,821)

Long-term revolving lines of credit	$—		$43,193

Term loan facility	$—		$3,750
Other long-term debt	—		1,705
Capital lease obligations	—		839

Long-term debt and capital leases	—		6,294
Less current portion	(—)		(4,954)

Long-term debt and capital leases, less current portion	$—		$1,340

Revolving Credit Facility. On April 27, 2007, the Company entered into a syndicated, fully underwritten $150 million Senior Secured Revolving Credit Facility, or the Revolving Credit Facility, which replaced the previous Credit Facility in its entirety. The Revolving Credit Facility provides working capital, the ability to finance development agreements and acquisitions, and provides working capital for general corporate purposes. The Revolving Credit Facility matures in five years and bears interest at a Base rate or a Eurodollar rate (8.06% at June 30, 2007). There are four levels of pricing, which are determined by total debt to EBITDA. The Revolving Credit Facility is collateralized by substantially all of the Company’s assets, and also contains financial covenants as defined in the agreement. These include (i) a minimum fixed-charge coverage-ratio of not less than 1.50 : 1.00; (ii) a maximum total debt to EBITDA ratio of not more than 2.25 : 1.00 through June 2008, and 1.75 : 1.00 from June 2008, thereafter; and (iii) a minimum trailing twelve-month EBITDA of not less than $52 million for the quarter ended June 30, 2007, $57 million for the quarter ended September 2007, and $60 million for each quarter thereafter. The Company was in compliance with these covenants as of June 30, 2007.

As of June 30, 2007, the Revolving Credit Facility had availability of $106.8 million. On July 13, 2007, the Company drew $25.0 million for the funding of its modified “Dutch Auction” Tender Offer. See Note 9, “Subsequent Events.”

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Credit Facility. The Company’s previous Credit Facility provided the Company with a term loan facility, or the Term Loan, a revolving line of credit, or the Revolver, and reducing lines of credit, or the Reducing Revolvers. This Credit Facility was replaced by the Revolving Credit Facility during April 2007.

Other long-term debt at September 30, 2006, represents various three-to five-year loans for the purchase of automobiles and property and equipment. The other long-term debt was paid off during the quarter ended June 30, 2007.

7. EARNINGS (LOSS) PER COMMON SHARE

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

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
Income (loss) available to common stockholders (in thousands)	$685	$(585)	$(2,121)	$3,420

Weighted average common shares outstanding	27,911,379	27,210,798	27,708,412	27,069,786
Effect of dilutive securities:
Options	1,835,164	—	—	2,014,435

Weighted average common and potential shares outstanding	29,746,543	27,210,798	27,708,412	29,084,221

Basic earnings (loss) per common share	$0.02	$(0.02)	$(0.08)	$0.13

Diluted earnings (loss) per common share	$0.02	$(0.02)	$(0.08)	$0.12

The Company had the following options to purchase shares of common stock that were not included in the computation of dilutive earnings per share due to the antidilutive effects:

	Three months ended June 30,		Nine months ended June 30,
	2007	2006	2007	2006
Common Stock Options	720,233	5,340,081	4,736,268	1,604,294
Range of exercise price	$8.95-21.53	$1.00-21.53	$1.00-21.53	$7.61-21.53

8. COMMITMENTS AND CONTINGENCIES

Litigation

Diamond Games. On November 16, 2004, Diamond Games, Inc., or Diamond Games, filed suit in the State Court in Oklahoma City, Oklahoma, against the Company, along with others, including Clifton Lind, Robert Lannert, Gordon Graves, Video Gaming Technologies, Inc., or VGT, and its president, alleging five causes of action: 1) Deceptive Trade Practices; 2) Unfair Competition; 3) Wrongful Interference with Diamond Games business; 4) Malicious Wrong / Prima Facie Tort; and 5) Restraint of Trade. The Company filed a motion to dismiss the case, challenging subject matter jurisdiction of the Oklahoma state courts. The motion was denied. A motion to reconsider was likewise denied. Relief was sought from the Supreme Court of Oklahoma by an Application for a Writ of Prohibition. The application for a writ was denied on October 10, 2005. The case asserts that the Company offered allegedly illegal Class III games on the MegaNanza® and Reel Time Bingo® gaming systems to Native American tribes in Oklahoma. Diamond Games claims that the offer of these games negatively affected the market for its pull-tab game, Lucky Tab II. Diamond Games also alleges that the Company’s development agreements with Native American tribes unfairly interfere with the ability of Diamond Games to successfully conduct its business. Diamond Games is seeking unspecified damages and injunctive relief; however, the Company believes the claims of Diamond Games are without merit and intends to defend the case vigorously. The Company’s defense will include a continued challenge to the jurisdiction of the Oklahoma state courts over matters directly involving the self-governance of Native American tribes involved in Indian gaming, which has been recognized as a governmental enterprise. At the present time, the case is in the discovery phase. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

Upon the motion of the Company, Gamco’s original complaint was dismissed for lack of standing. On March 27, 2006, Gamco filed its Supplemental and Second Amended Complaint. On April 17, 2006, the Company filed another motion to dismiss, challenging the sufficiency of the rights granted by IGT to Gamco to sue the Company for patent infringement. The court denied the Company’s motion but acknowledged that it was creating new case law by permitting Gamco to sue the Company for patent infringement, given Gamco’s limited patent rights. As a result, the court granted the Company’s request to certify the court’s ruling for direct review by the Federal Circuit. The Company’s Request for Interlocutory Appeal with the Federal Circuit was granted by the Federal Circuit. The matter is set for oral argument before the Federal Circuit on August 9, 2007. The Company’s motion to stay the case with the district court, pending the outcome of the Federal Circuit’s decision on appeal, has been granted.

The Company continues to vigorously defend this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

Aristocrat Technologies, Inc. On January 27, 2005, Aristocrat Technologies, Inc., or Aristocrat, filed suit in the U.S. District Court for the Central District of California against the Company, alleging that deployment of the Company’s networked central-determinant instant lottery system infringes U.S. Letters Patent No. 4,817,951, entitled “Player Operable Lottery Machine Having Display Means Displaying Combination of Game Result Indicia,” or the ‘951 Patent. Aristocrat sought an injunction, damages, and a trebling of damages for willful infringement. On April 10, 2006, the Company filed a Motion for Summary Judgment challenging the validity of the ‘951 Patent under 35 U.S.C. §§ 112(2) and (6). On April 6, 2007, the court held a hearing on that motion and on April 13, 2007, the court granted the Company’s motion and awarded the Company its costs. Judgment was entered against Aristocrat and in favor of the Company on April 16, 2007. Aristocrat has appealed the district court’s order, which invalidates the ‘951 Patent, to the Federal Circuit Court of Appeals. The Company will continue to vigorously defend itself in connection with any further proceedings. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

Sherry Knowles. In May 2006, a civil lawsuit was filed against the Company and Macon County Greyhound Park in the Macon County Circuit Court. The plaintiff alleges that a credit screen on a bingo machine located at the Victoryland facility in Shorter, Alabama, momentarily showed that the plaintiff had won in excess of $41 million. The plaintiff alleges that she is owed the $41 million plus damages for loss of use and benefit of the monies, lost interest, and mental anguish and emotional distress. The Company has filed a motion to dismiss and a motion for summary judgment, arguing, among other things, that it owed no duties, contractual or otherwise, to the plaintiff with respect to her alleged win. The Court has not ruled on either motion. A trial date has not been set and the parties presently are engaged in discovery. The Company intends to vigorously defend the suit. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Cynthia Teel. In April 2007, a civil lawsuit similar to the Knowles suit was filed by a different plaintiff against the Company and Macon County Greyhound Park in the Macon County Circuit Court. The plaintiff alleges that a bingo machine located at the Victoryland facility in Shorter, Alabama displayed a prize of $42,975. The plaintiff alleges that employees of Victoryland, the Company, or both cleared her alleged winnings and informed her that it was invalid. The plaintiff claims that she is owed $42,975, plus damages for loss of use and benefit of the monies, lost interest, and mental anguish and emotional distress. The Company has filed a motion to dismiss, arguing, among other things, that it owed no duties, contractual or otherwise, to the plaintiff with respect to her alleged win. A trial date has not been set and the parties are presently engaged in discovery. The Company intends to vigorously defend the suit. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the outcome.

HomeBingo Network, Inc. On May 16, 2005, HomeBingo Network, or HomeBingo, filed suit in the U.S. District Court for the Northern District of New York, against the Company and the gaming entity of the Miami Tribe of Oklahoma, alleging that deployment of Reel Time Bingo and other bingo games infringes U.S. Patent No. 6,186,892, entitled “Bingo Game for use on the Interactive Communication Network which Relies upon Probabilities for Winning.” As a result of a Markman hearing held November 20, 2006 in New York, the Court ruled in the Company’s favor on all contested claim construction issues, after which ruling the matter was settled. HomeBingo’s lawsuit against the Company was dismissed with prejudice on February 23, 2007, along with the Company’s counterclaims against HomeBingo. As part of the settlement, HomeBingo did not receive damages or other compensation from the Company and agreed to never sue the Company again on any patent matter.

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

Support Consultants, Inc. On July 13, 2006, Support Consultants, Inc., or SCI, and Kevin McDonald, SCI’s sole owner, filed a suit in Superior Court for the County of Riverside, California against the Company. The complaint alleges that the Company owes $830,000 in unpaid commissions relating to the placement of Class II games in California. SCI also seeks recovery of prejudgment interest, court costs and attorneys’ fees. The Company removed the case to the US District Court for the Central District of California, Eastern Division, and the Company sought a declaration that SCI was not entitled to the $830,000. The Company agreed to settle with both plaintiffs for the total sum of $275,000. Both SCI and Kevin McDonald executed a full and final release of the Company, as well as any future claims to revenue generated by the Company at various tribal casinos in California. On June 28, 2007, the court dismissed the case with prejudice.

WMS Industries, Inc. In April 2007, WMS Industries, Inc., or WMS, a third-party game supplier from which the Company licenses games and purchases game machines, contacted the Company and claimed that the Company did not provide adequate reporting with respect to WMS game themes placed on gaming machines in the field. On April 25, 2007, the Company’s subsidiary, MegaBingo, Inc., received an invoice from WMS purporting to bill the Company for approximately $7 million of alleged unpaid license and related fees. The Company contends that neither the terms of the agreements with WMS nor the Company’s course of dealing with WMS support the invoice. In addition, the Company contends that, even if WMS’s interpretation of the terms of the relevant agreements were determined to be correct, the Company’s liability would be significantly less than the $7 million stated in the WMS invoice. The Company and WMS are engaged in a dispute resolution process. Nevertheless, any adverse determination in this dispute with WMS over this issue could have a material effect on the Company’s financial position, operating results and cash flows.

New York Sales Tax Audit. On August 6, 2007, the Company received a Statement of Proposed Audit Change for Sales and Use Tax with respect to equipment purchased and leased to customers in the state of New York. The proposed audit adjustment is for $811,691 in sales tax and $612,732 in interest and penalties. The Company disagrees with the position of the state of New York and intends to respond to this proposed adjustment. We have not recorded a reserve for the proposed adjustment because a liability is not probable at this time nor is it estimatable. If an assessment is ultimately made and upheld, our financial results could be materially impacted.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Johnson Act. In October 2005, the Department of Justice, or DOJ made available to the public proposed legislation the agency has drafted amending the Johnson Act. After conducting a series of consultation meetings with Native American tribes, the DOJ released a newly revised draft bill that, if enacted, could materially and adversely affect the Company’s Class II gaming market. The proposed legislation would classify electronic technologic aids used by Native American tribes in Class II games, such as bingo, as gambling devices, and would authorize the use of such Class II devices by Native American tribes only if such devices are certified by the National Indian Gaming Commission, or NIGC, as Class II technologic aids. The proposed legislation authorizes the NIGC to promulgate regulations regarding the use of technologic aids. The NIGC regulations must maintain a distinction between Class II technologic aids and Class III gambling devices based upon the internal and external characteristics of the gambling devices and the manner in which the games using gambling devices are played. The DOJ was unable to find congressional sponsors for its proposed bill during the 109th Congress, which concluded in December 2006. To date, the DOJ’s proposed bill has not been introduced in the First Session of the 110th Congress.

NIGC Class II Game Classification Regulations. The NIGC is in the process of gathering information in an effort to define the significant elements of the game of bingo. The NIGC has commissioned a study to determine the economic impact of the NIGC’s bingo elements. Depending on the results of the economic study, the NIGC may promulgate new Class II game classification rules. To the extent that the NIGC promulgates new regulations that restrict certain aspects of Class II games and makes the games less attractive to the customers, the Class II gaming market could be materially and adversely affected.

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

Noncompete Settlement. Effective April 27, 2007, the Company and its former Chief Executive Officer agreed to terminate their noncompete agreement. As a result of this settlement, the Company has recorded income, included in other income, of approximately $1.4 million for the extinguishment of the related liability, during the quarter ended June 30, 2007.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Other. Existing federal and state regulations may also impose civil and criminal sanctions for various activities prohibited in connection with gaming operations, including false statements on applications, and failure or refusal to obtain necessary licenses described in the regulations.

9. SUBSEQUENT EVENTS

Share Repurchase. During July 2007, the Company completed a modified “Dutch Auction” Tender Offer and purchased $25.0 million of its common stock and the associated preferred share purchase rights. The Company accepted, for purchase, an aggregate of 1,992,032 shares of its common stock at a purchase price of $12.55 per share, for an aggregate share repurchase of approximately $25.0 million. Additionally, the Company incurred costs of $387,457 related to the Tender Offer that will be recorded in treasury stock.

On July 31, 2007, the Company committed up to $3.6 million for a small facility expansion in southern Oklahoma. The Company will receive approximately 100 units in the expanded facility. The company will record all advances as a note receivable.

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

Overview

We are a supplier of interactive systems, electronic games, and player terminals for the Native American gaming market, as well as to the racetrack casino, charity and commercial bingo, sweepstakes, and video lottery markets. We design and develop networks, software and content that provides our customers, among other things, comprehensive gaming systems delivered through a telecommunications network that links our player terminals with one another, both within and among gaming facilities. Our ongoing development and marketing efforts focus on Class II and Class III gaming systems and products for use by Native American tribes throughout the United States, video lottery systems and other products for domestic and international lotteries, products for charity and commercial bingo opportunities, and promotional sweepstakes and amusement with prize systems.

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

Oklahoma Compact Market

During 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. The Oklahoma gaming compact allows tribes to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma are allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. As of June 30, 2007, we had placed 3,973 player terminals at 31 facilities that are operating under the Oklahoma gaming compact. As of June 30, 2007, the majority of our games operating under the Oklahoma gaming compact are at a 20% revenue share.

Charity Market

As of June 30, 2007, we had 2,399 high-speed, standard bingo games installed for the charity market in three Alabama facilities. Charity bingo and other forms of charity gaming are operated by or for the benefit of nonprofit organizations for charitable, educational and other lawful purposes. These games are typically only interconnected within the gaming facility where the terminals are located. Regulation of charity gaming is vested with each individual state, and in some states, regulatory authority is delegated to county or municipal governmental units. We typically place player terminals under participation arrangements in the charity market and receive a percentage of the hold per day generated by each of the player terminals.

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

International Commercial Bingo Market. On March 17, 2006, we entered into a contract with Apuestas Internacionales, S.A. de C.V., or Apuestas, a subsidiary of Grupo Televisa, S.A., to provide traditional and electronic bingo gaming, technical assistance, and related services for Apuestas’ locations in Mexico. As of June 30, 2007, we had installed 2,426 player terminals at eight sites in Mexico under this contract. To date, there are not as many permanent facilities opened as we originally projected, and the hold per day is below our original expectations. At June 30, 2007, all installed player terminals placed are pursuant to a revenue share arrangement that is comparible with our Oklahoma market.

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

We recently committed to a significant, existing tribal customer to provide approximately 37.5%, or $56.3 million, of the total funding for a facility expansion. In return for this commitment to fund the expansion, we will receive approximately 30% of the 4,000 additional gaming units that are expected to be placed in the expanded facility in southern Oklahoma. We will record all advances as a note receivable and impute interest on the interest free loan. The discount (imputed interest) will be recorded as contract rights and will be amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. The funding, which commenced in the third quarter of 2007, will take place over twelve months at approximately $14.0 million per quarter. As of June 30, 2007, we had advanced $11.6 million toward this commitment.

Recent Developments

Treasury Stock. During July 2007, we completed a modified “Dutch Auction” Tender Offer and purchased $25.0 million of our common stock and the associated preferred share purchase rights. We accepted, for purchase, an aggregate of 1,992,032 shares of our common stock at a purchase price of $12.55 per share, for an aggregate share repurchase of approximately $25.0 million. Additionally, we incurred costs of $387,457 related to the Tender Offer that will be recorded in treasury stock.

RESULTS OF OPERATIONS

The following tables outline our end-of-period and average installed base of player terminals for the three and nine months ended June 30, 2007 and 2006.

	At June 30,
	2007	2006
End-of-period installed player terminal base
Class II player terminals
Reel Time Bingo®	4,624	7,635
Legacy system	353	376
Oklahoma compact games	3,973	1,593
Other player terminals(1)	5,161	3,183

	Three Months Ended June 30,		Nine Months Ended June 30,
	2007	2006	2007	2006
Average installed player terminal base:
Class II player terminals
Reel Time Bingo	4,757	8,014	5,675	8,674
Legacy system	353	388	359	405
Oklahoma compact games	3,846	1,484	3,363	1,180
Other player terminals(1)	4,555	2,886	3,768	2,719

(1)	Other player terminals include charity, Mexico, Iowa Lottery and Malta.

During January 2007, as a result of the Alabama Supreme Court decision, we removed all of the sweepstakes video readers that were installed in Alabama. At June 30, 2006, there were 1,318 sweepstakes video readers installed. The average installed base for the three months ended June 30, 2006 was 1,318. The average installed base for the nine months ended June 30, 2007 and 2006 was 502 and 676, respectively. These sweepstakes video readers are not included in the counts above.

Three Months Ended June 30, 2007, Compared to Three Months Ended June 30, 2006

Total revenues for the three months ended June 30, 2007, were $30.9 million, compared to $32.2 million, a decline of $1.3 million, or 4% for the same period of 2006. This decrease is primarily the result of the decrease in the average install base of Class II games, and to a lesser extent, a decrease in the revenue share percentage of these games. These decreases were due to competitive factors, including competing with new compact games in Oklahoma. These decreases were partially offset by an increase in the average number of Oklahoma compact games in place during the quarter.

Gaming Revenue – Class II

•	Class II gaming revenue was $9.4 million in the three months ended June 30, 2007, compared to $20.4 million in the three months ended June 30, 2006, a $11.0 million or 54% decrease.

•

Reel Time Bingo revenue was $8.7 million for the quarter ended June 30, 2007, compared to $19.6 million in the quarter ended June 30, 2006, a $10.9 million or 56% decrease. The average installed base of player terminals and the average hold per day decreased 41% and 11%, respectively. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, increased $405,000, to $1.4 million, or 43%, in the three months ended June 30, 2007, compared to $947,000 in the three months ended June 30, 2006. During fiscal 2007, we will continue to convert Reel Time Bingo player terminals to games played under the compact, which are included in “Gaming revenue – Oklahoma compact,” and we expect this trend to continue in the future as Reel Time Bingo competes with the higher hold per day of compact games. In addition, as a result of the conversion from Reel Time Bingo to games played under the compact, our revenue share percentage will decrease to the market rate for compact games.

•

Legacy revenue decreased $25,000, or 3%, to $696,000 in the three months ended June 30, 2007, from $721,000 in the three months ended June 30, 2006. The average installed base of Legacy player terminals decreased 9%, which was partially offset by a 7% increase in hold per day. We expect the number of Legacy terminals to continue to decrease as they are replaced with higher-earning Oklahoma compact player terminals.

Gaming Revenue – Oklahoma Compact

•

In March 2005, we began converting Reel Time Bingo player terminals to games that could be played under the Oklahoma compact. These games generated revenue of $11.7 million in the three months ended June 30, 2007, compared to $2.5 million during the same period of 2006, an increase of $9.2 million. The average installed base increased 159% as the conversion of Class II player terminals to compact games continues. Hold per day increased 67%, primarily as a result of the higher installed base of the stand-alone units, which have a higher hold per day.

Gaming Revenue – Charity

•

Charity gaming revenues increased $141,000, or 3%, to $4.4 million for the June 2007 quarter, compared to $4.2 million for the same quarter of 2006. The average installed player terminal base and average hold per day increased 2% and 10%, respectively, in the three months ended June 30, 2007, compared to the same period in 2006.

Gaming Revenue – All Other

•

Class III rental and back-office fees decreased $127,000, or 12%, to $910,000 in the three months ended June 30, 2007, from $1.0 million during the same period of 2006. As of January 2006, we no longer have any rental customers. We continue to receive a small back-office fee from each of the twelve gaming facilities in the state of Washington where we are located.

•

Revenues from the New York Lottery system increased $892,000, or 134% to $1.6 million in the three months ended June 30, 2007, from $667,000 in the three months ended June 30, 2006. Currently, eight of the nine planned racetrack casinos are operating, with approximately 13,100 total terminals. The last of the planned openings is scheduled for fiscal 2008. To date, we have realized substantially less revenue than anticipated from our New York Lottery operations, in significant part due to delays in the opening of planned racetrack casino operations at several racetracks. At the current placement levels, we have obtained near break-even operations for the New York Lottery system and expect to achieve profitable operations after all of the facilities are operating.

•

As of June 30, 2007, we had installed 2,426 player terminals at eight sites in Mexico compared to 600 terminals installed at June 30, 2006. To date, there are not as many permanent facilities opened as we originally projected, and the hold per day is below our original expectations. Our revenue share is in the range of the other markets in which we operate. Due to the delays in opening facilities and the lower than expected hold per day, we have not achieved break-even operations in this market.

•

The Iowa Lottery system operated between January and May 2006, and generated revenues of $244,000 during the three months ended March 31, 2006. Pursuant to legislative actions, these units were disconnected from our central determinant system in May 2006.

Gaming Equipment and System Sale and Lease Revenue and Cost of Sales

•

Gaming equipment and system sale and lease revenue decreased $584,000, or 33% to $1.2 million for the quarter ended June 30, 2007, from $1.8 million for the same period of 2006. Gaming equipment and system sale revenue of $694,000 for the three months ended June 30, 2007, was generated by the sale of gaming equipment. Gaming equipment and system sale and lease revenue of $826,000 for the three months ended June 30, 2006, included 78 player terminals sales of $1.2 million, and Iowa Lottery lease revenue of $407,000. In the three months ended June 30, 2007 and 2006, gaming equipment sale revenue included revenues of $273,000 and $281,000, respectively, related to a certain equipment sale being recognized ratably over the term of the agreement. License revenues for the three months ended June 30, 2007, were $214,000, compared to $252,000 for the three months ended June 30, 2006, a decrease of $38,000, or 15%. Total cost of sales, which includes cost of royalty fees, increased $399,000, or 64% to $1.0 million in the three months ended June 30, 2007, from $624,000 in the three months ended June 30, 2006. The increase relates to the sale of certain gaming equipment in the quarter ending June 30, 2007, with minimal margin, and is partially offset by decreased royalty fees due to lower revenue on some licensed game themes in play.

Other Revenue

•

Other revenues decreased $782,000 or 61% to $492,000 for the quarter ended June 30, 2007, from $1.3 million during the same period of 2006. The decrease is primarily due to discontinuation of the promotional sweepstakes system in January 2007.

Selling, General and Administrative Expenses

•

Selling, general and administrative expenses decreased approximately $2.0 million, or 12%, to $15.4 million for the three months ended June 30, 2007, from $17.4 million in the same period of 2006. This decrease was primarily a result of a) a decrease in salaries and wages and the related employee benefits of approximately $1.4 million relating to the reduction in staff in February 2007 (at June 30, 2007, we employed 404 full-time and part-time employees, compared to 489 at June 30, 2006); b) a decrease of $407,000 in share-based compensation due to a decrease in the number of unvested outstanding options; c) a decrease in travel costs of approximately $337,000 due to the ramp up in 2006 for new markets, primarily Mexico; and d) a decrease in legal, professional and lobbying services of approximately $173,000 primarily related to the entrance into new markets in fiscal 2006. These decreases were partially offset by an increase in miscellaneous expenses and other taxes and license fees of $363,000.

Amortization and Depreciation

•

Amortization expense decreased $102,000, or 6%, to $1.5 million for the quarter ended June 30, 2007, compared to $1.6 million for the same quarter of 2006. Depreciation expense increased $489,000, or 4%, to $13.3 million for the three months ended June 30, 2007, from $12.8 million for the corresponding three-month period ended June 30, 2006. The increase in depreciation expense primarily relates to the installation of stand-alone terminals in the Oklahoma compact market.

Other Income and Expense

•

Interest income increased $347,000, or 60%, to $924,000 for the three months ended June 30, 2007, from $577,000 in the same period of 2006. We entered into development agreements with a customer under which approximately $98.6 million has been committed under interest-free loans in which we will impute interest. For the quarter ended June 30, 2007, we recorded imputed interest of $554,000 relating to development agreements with an imputed interest rate range of 6% to 8.25%.

•

Interest expense decreased $120,000, or 11%, to $1.0 million for the third fiscal quarter of 2007, from $1.1 million for the same quarter of fiscal 2006, due primarily to a decrease in amounts outstanding under our previous Credit Facility. The previous Credit Facility provided us with a $20.0 million term loan facility, or the Term Loan, a $25.0 million revolving line of credit, or the Revolver, and $35.0 million and $9.5 million in reducing revolving lines of credit, or the Reducing Revolvers. During April 2007, we entered into a syndicated, fully underwritten $150 million Senior Secured Revolving Credit Facility, or the Revolving Credit Facility.

•

Other income was $1.6 million for the three months ended June 30, 2007, with no such income in the same period of 2006. Other income primarily consisted of the write off of an intangible asset and related liability due to the termination of a non compete agreement with our former Chief Executive Officer.

Income tax expense increased by $796,000, to $571,000 for the three months ended June 30, 2007, from an income tax benefit of $225,000 in the same period of 2006. These figures represent effective income tax rates of 45.5% and 27.8% for the three months ended June 30, 2007 and 2006, respectively. Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment.” is a revision of SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No 123(R) includes several modifications to the way that income taxes are recorded in the financial statements. The expense for incentive stock option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in our effective tax rates recorded throughout our fiscal year.

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

Nine Months Ended June 30, 2007, Compared to Nine Months Ended June 30, 2006

Total revenues for the nine months ended June 30, 2007, were $90.7 million, compared to $112.7 million for the same period of 2006, a $22.0 million, or 20% decrease. This decrease is the result of decreased gaming equipment and system sale and lease revenue of $11.3 million, or 84%. During the nine months ended June 30, 2006, we recognized system revenues of $8.0 million and equipment sales of $3.8 million on 416 player terminals and other equipment. In addition, there was a decrease in the average install base of

Class II games, and to a lesser extent, a decrease in the average hold per day and revenue share of these games. These decreases were due to competitive factors, including competing with new compact games in Oklahoma. These decreases were partially offset by an increase in the average number of Oklahoma compact games in place.

Gaming Revenue – Class II

•	Class II gaming revenue was $36.3 million in the nine months ended June 30, 2007, compared to $69.5 million in the nine months ended June 30, 2006, a $33.2 million or 48% decrease

•

Reel Time Bingo revenue was $34.2 million for the nine months ended June 30, 2007, compared to $67.3 million in the nine months ended June 30, 2006, a $33.1 million, or 49%, decrease. The average installed base of player terminals and the average hold per day decreased 35% and 12%, respectively. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, increased $1.4 million, to $4.4 million, or 46%, in the nine months ended June 30, 2007, compared to $3.0 million in the nine months ended June 30, 2006. During fiscal 2007, we will continue to convert Reel Time Bingo player terminals to games played under the compact, which are included in “Gaming revenue – Oklahoma compact,” and we expect this trend to continue in the future as Reel Time Bingo competes with the higher hold per day of compact games. In addition, as a result of the conversion from Reel Time Bingo to games played under the compact, our revenue share percentage will decrease to the market rate for compact games.

•

Legacy revenue decreased $96,000, or 4%, to $2.2 million in the nine months ended June 30, 2007, from $2.3 million in the nine months ended June 30, 2006. The average installed base of Legacy player terminals decreased 11%, which was partially offset by a 7% increase in hold per day. We expect the number of Legacy terminals to continue to decrease as they are replaced with higher earning Oklahoma compact player terminals.

Gaming Revenue – Oklahoma Compact

•

In March 2005, we began converting Reel Time Bingo player terminals to games that could be played under the Oklahoma compact. These games generated revenue of $27.6 million in the nine months ended June 30, 2007, compared to $6.4 million during the same period of 2006, an increase of $21.2 million. The average installed base increased 185% as the conversion of Class II player terminals to compact games continues. Hold per day increased 46%, primarily as a result of the higher installed base of the stand-alone units, which have a higher hold per day.

Gaming Revenue – Charity

•

Charity gaming revenues were $13.6 million for the nine months ended June 30, 2007, compared to $14.1 million in the nine months ended June 30, 2006, a $438,000 or 3% decrease. The average installed player terminal base remained unchanged while the hold per day decreased 2%.

Gaming Revenue – All Other

•

Class III rental and back-office fees decreased $812,000, or 23%, to $2.8 million in the nine months ended June 30, 2007, from $3.6 million during the same period of 2006. As of January 2006, we no longer have any rental customers. We continue to receive a small back-office fee from each of the twelve gaming facilities in the state of Washington where we are located.

•

Revenues from the New York Lottery system increased $2.2 million, or 118% to $4.0 million in the nine months ended June 30, 2007, from $1.8 million in the nine months ended June 30, 2006. Currently, eight of the nine planned racetrack casinos are operating, with approximately 13,100 total terminals. The last of the planned openings is scheduled for fiscal 2008. To date, we have realized substantially less revenue than anticipated from our New York Lottery operations, in significant part due to delays in the opening of planned racetrack casino operations at several racetracks. At the current placement levels, we have obtained near break-even operations for the New York Lottery system and expect to achieve profitable operations after all of the facilities are operating.

•

As of June 30, 2007, we had installed 2,426 player terminals at eight sites in Mexico compared to 600 terminals installed in the same period of 2006. To date, there are not as many permanent facilities opened as we originally projected, and the hold per day is below our original expectations. Our revenue share is in the range of the other markets in which we operate. Due to the delays in opening facilities and the lower than expected hold per day, we have not achieved break-even operations in this market.

•

The Iowa Lottery system operated between January and May 2006, and generated revenues of $616,000 during the nine months ended June 30, 2006. Pursuant to legislative actions, these units were disconnected from our central determinant system in May 2006.

Gaming Equipment and System Sale and Lease Revenue and Cost of Sales

•

Gaming equipment and system sale and lease revenue decreased $11.3 million, or 84% to $2.2 million for the nine months ended June 30, 2007, from $13.5 million for the same period of 2006. Gaming equipment and system sale revenue of $1.0 million for the nine months ended June 30, 2007 includes two system sales and no player terminals. Gaming equipment and system sale and lease revenue of $11.7 million for the nine months ended June 30, 2006 included one system sale of $8.0 million, 416 player terminals sales of $3.0 million, and Iowa Lottery lease revenue of $681,000. In the nine months ended June 30, 2007 and 2006, gaming equipment sale revenue included revenues of $787,000 and $843,000, respectively, related to a certain equipment sale being recognized ratably over the term of the agreement. License revenues for the nine months ended June 30, 2007, were $391,000, compared to $919,000 for the nine months ended June 30, 2006, a decrease of $528,000, or 57%. Total cost of sales, which includes cost of royalty fees, decreased $9.6 million, or 85% to $1.7 million in the nine months ended June 30, 2007, from $11.3 million in the nine months ended June 30, 2006. The decrease relates to the decreased gaming equipment and system sale revenue discussed above, and decreased royalty fees due to lower revenue on some licensed game themes in play.

Other Revenue

•

Other revenues decreased $1.4 million, or 45% to $1.7 million for the nine months ended June 30, 2007, from $3.1 million during the same period of 2006. The decrease is primarily the result of the discontinuation of the promotional sweepstakes system in January 2007.

Selling, General and Administrative Expenses

•

Selling, general and administrative expenses decreased approximately $443,000 or 1%, to $50.5 million for the nine months ended June 30, 2007, from $51.0 million in the same period of 2006. These decreases were primarily a result of a) a decrease in salaries and wages and the related employee benefits of approximately $1.7 million relating to the reduction in staff in February 2007 (at June 30, 2007, we employed 404 full-time and part-time employees, compared to 489 at June 30, 2006; and b) a decrease in travel costs of $979,000, due to the ramp up in fiscal 2006 for new markets. Partially offsetting these decreases were increases in consulting and contract labor of approximately $1.3 million, primarily related to the design of new gaming cabinets and an increase in repairs and maintenance, transportation and related costs of $1.1 million and primarily due to units being refurbished for deployment in Mexico.

Amortization and Depreciation

•

Amortization expense increased $86,000, or 2% to $5.0 million for the nine months ended June 30, 2007, compared to $4.9 million for the same period of 2006. Depreciation expense increased $1.2 million, or 3%, to $39.2 million for the nine months ended June 30, 2007, from $38.0 million for the corresponding nine-month period ended June 30, 2006. The increase in depreciation expense primarily relates to the installation of stand-alone terminals in the Oklahoma compact market.

Other Income and Expense

•

Interest income increased $1.9 million, or 114%, to $3.6 million for the nine months ended June 30, 2007, from $1.7 million in the same period of 2006. We entered into development agreements with a customer under which approximately $98.6 million has been committed under interest-free loans in which we will impute interest. For the nine months ended June 30, 2007, we calculated imputed interest of $1.8 million relating to development agreements with an imputed interest rate range of 6% to 8.25%.

•

Interest expense increased $391,000, or 12%, to $3.5 million for the nine months ended June 30, 2007, from $3.1 million for the same period of fiscal 2006, due primarily to an increase in amounts outstanding under our previous Credit Facility. The previous Credit Facility provided us with a $20.0 million term loan facility, or the Term Loan, a $25.0 million revolving line of credit, or the Revolver, and $35.0 million and $9.5 million in reducing revolving lines of credit, or the Reducing Revolvers. During April 2007, we entered into the new Revolving Credit Facility.

•

Other income was $2.7 million for the nine months ended June 30, 2007, compared to no other income for the same period of 2006. Other income consisted of a distribution from a partnership interest, accounted for on the cost basis that we received during the nine months ended June 30, 2007. In addition, we had the write off of an intangible asset and related liability due to the termination of a non compete agreement with our former Chief Executive Officer as of April 27, 2007.

Income tax expense decreased by $3.5 million, to an income tax benefit of $917,000 for the nine months ended June 30, 2007, from an income tax expense of $2.6 million in the same period of 2006. These figures represent effective income tax rates of 30.2% and 43.2% for the nine months ended June 30, 2007 and 2006, respectively. SFAS, No. 123(R), “Share-Based Payment.” is a revision of SFAS No. 123, “Accounting for Stock Based Compensation.” SFAS No 123(R) includes several modifications to the way that income taxes are recorded in the financial statements. The expense for incentive stock option grants is only deductible for tax purposes at the time that the taxable event takes place, which could cause variability in our effective tax rates recorded throughout our fiscal year.

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

CRITICAL ACCOUNTING POLICIES

For a description of our critical accounting policies and estimates, refer to Part I – Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on our Form 10-K for the fiscal year ended September 30, 2006. We have not made any changes relating to the application of these policies in the nine months ended June 30, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had $2.2 million in unrestricted cash and cash equivalents, compared to $4.9 million at September 30, 2006. Our working capital at June 30, 2007 was $11.7 million, compared to a working capital deficit of $5.8 million at September 30, 2006. The increase in working capital was primarily the result of the classification of the our debt as non current, in accordance with our new Revolving Credit Facility, and the payoff of the current portion of long term debt and capital leases. During the quarter ended June 30, 2007, we used $10.2 million for capital expenditures of property and equipment, $8.3 million for payments of accounts payable and accrued expenses, and we collected $20.0 million on development agreements, with $11.6 million advanced under development agreements. Under the Revolving Credit Facility, our availability as of June 30, 2007, is $106.8 million.

During July 2007, we completed a modified “Dutch Auction” Tender Offer to purchase up to $25.0 million of our common stock and the associated preferred share purchase rights. We accepted, for purchase, an aggregate of 1,992,032 shares of our common stock at a purchase price of $12.55 per share, for an aggregate share repurchase of approximately $25.0 million. Additionally, we incurred costs of $387,457 related to the Tender Offer that will be recorded in treasury stock.

As of June 30, 2007, our total contractual cash obligations were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Revolving Credit Facility(1)	$—	$—	$63,661	$—	$63,661
Operating leases(2)	2,197	4,235	572	20	7,024
Purchase commitments(3)	4,263	5,229	—	—	9,492
Development agreements(4)	44,687	—	—	—	44,687

Total	$51,147	$9,464	$64,233	$20	$124,864

(1)	Relating to the Revolving Credit Facility, bearing interest at Prime + 0.75% (9.0% as of June 30, 2007) and at the Eurodollar rate (8.06% as of June 30, 2007).
(2)	Consists of operating leases for our facilities and office equipment that expire at various times through 2010.
(3)	Consists of commitments to purchase third-party gaming content licenses and for the purchase of player terminals.
(4)	Consists of a commitment to fund a gaming facility expansion in Southern Oklahoma.

During the nine months ended June 30, 2007, we generated $27.0 million in cash from our operations, compared to $40.0 million during the same period of 2006. This $13.0 million decrease in cash generated from operations over the prior period was primarily due to the timing in collections of accounts receivable and the lower earnings in fiscal 2007.

Cash used in investing activities decreased to $15.6 million in the nine months ended June 30, 2007, from $48.2 million in the same period of 2006. The decrease was primarily the result of a $45.0 million decrease in advances, net of reimbursements and floor space buybacks, under development agreements, and was partially offset by a $14.9 million increase in the acquisition of property and equipment and leased gaming equipment. During the nine months ended June 30, 2007, additions to property and equipment consisted of the following:

Capital Expenditures
(In thousands)
Gaming equipment	$36,747
Third-party gaming content licenses	5,644
Other	569

Total	$42,960

Cash provided by financing activities decreased to a usage of $14.2 million in the nine months ended June 30, 2007, from $14.8 million provided by financing activities in the same period of 2006. The decrease was primarily the result of a $36.3 million decrease in the net borrowings under the Revolving Credit Facility and the revolving lines of credit.

Our capital expenditures for the next twelve months will depend upon the number of new player terminals that we are able to place into service at new or existing facilities and the actual number of repairs and equipment upgrades to the player terminals that are currently in the field. As a result of the earnings potential of compact games in the Oklahoma market, it is our strategy to either place compact games or to convert our Oklahoma Class II games to the compact games. As part of our strategy, we will offer compact games developed by us, as well as games from two other gaming suppliers. As a result, we have entered into purchase commitments for future purchases of player stations and licenses totaling $4.3 million.

We have recently committed to a significant, existing tribal customer to provide approximately 37.5%, or $56.3 million, of the total funding for a facility expansion. In return for this commitment to fund the expansion, we will receive approximately 30% of the 4,000 additional gaming units that are expected to be placed in the expanded facility in southern Oklahoma. We will record all advances as a note receivable and impute interest on the interest-free loan. The discount (imputed interest) will be recorded as contract rights and will be amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. The funding, which commenced in the third quarter of 2007, will take place over twelve months at approximately $14.0 million per quarter. As of June 30, 2007, we had advanced $11.6 million toward this commitment and we have approximately $44.7 million remaining under this commitment.

Revolving Credit Facility

On April 27, 2007, we entered into the new Revolving Credit Facility which replaced the previous Credit Facility in its entirety. The Revolving Credit Facility provides working capital, the ability to finance development agreements and acquisitions, and provides working capital for general corporate purposes. The Revolving Credit Facility matures in five years and bears interest at a Base rate or a Eurodollar rate. There are four levels of pricing, which are determined by total debt to EBITDA. The Revolving Credit Facility is collateralized by substantially all of our assets, and also contains financial covenants as defined in the agreement. These include (i) a minimum fixed-charge coverage-ratio of not less than 1.50 : 1.0; (ii) a maximum total debt to EBITDA ratio of not more than 2.25 : 1.00 through June 2008, and 1.75 : 1.00 from June 2008 thereafter; and (iii) a minimum trailing twelve-month EBITDA of not less than $52 million for the quarter ended June 30, 2007, $57 million for the quarter ended September 30, 2007, and $60 million for each quarter thereafter.

Share Repurchase

During July 2007, we completed a modified “Dutch Auction” Tender Offer to purchase up to $25.0 million of our common stock and the associated preferred share purchase rights. We accepted, for purchase, an aggregate of 1,992,032 shares of our common stock at a purchase price of $12.55 per share, for an aggregate share repurchase of approximately $25.0 million. Additionally, we incurred costs of $387,457 related to the Tender Offer that will be recorded in treasury stock.

Stock Repurchase Authorizations

At June 30, 2007, excluding the Tender Offer, there were approximately 887,000 shares of common stock authorized for repurchase. The timing and total number of shares repurchased will depend upon available cash, prevailing market conditions, other investment opportunities, and capital commitments.

During the fiscal year ended September 30, 2006, we repurchased 159,146 shares of our common stock with cash, at an average cost of $9.15 per share. We repurchased no shares of our common stock during the nine months ended June 30, 2007, compared to our repurchase of 159,146 shares of our common stock during the nine months ended June 30, 2006, at an average cost of $9.15 per share.

Stock-Based Compensation

At June 30, 2007, we had approximately 4.3 million options outstanding, with exercise prices ranging from $1.00 to $21.53 per share. At June 30, 2007, approximately 3.8 million of the outstanding options were exercisable.

During the quarter ended June 30, 2007, options to purchase 100,000 shares of common stock were granted. During the three months ended June 30, 2007, we issued 331,000 shares of common stock as a result of stock option exercises with exercise prices ranging from $1.00 to $10.66.

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

Our Credit Facility provides us with additional liquidity to meet our short-term financing needs, as further described under “PART I – Item 1. Condensed Financial Statements – Significant Accounting Policies – Credit Facility, Long-Term Debt and Capital Leases.” Pursuant to our new Revolving Credit Facility, we may currently borrow up to a total of $150 million, and our availability as of June 30, 2007, is $106.8 million.

In connection with the development agreements we enter into with many of our Native American tribal customers, we are required to advance funds to the tribes for the construction and development of tribal gaming facilities, some of which are required to be repaid.

As a result of our adjustable-interest-rate notes payable and fixed-interest-rate-notes receivable described in “PART I – Item 1. Condensed Financial Statements – Note 5 – Notes Receivable and Note 6 – Credit Facility, Long-Term Debt and Capital Leases, we are subject to market risk with respect to interest rate fluctuations. Any material increase in prevailing interest rates could cause us to incur significantly higher interest expense.

We estimate that a hypothetical increase of 100 basis points in interest rates would increase our annual interest expense by approximately $434,000, based on our variable debt outstanding of $43.2 million as of June 30, 2007. We do not currently manage this exposure with derivative financial instruments.

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the third quarter of fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We provide linked interactive electronic bingo systems and player terminals to charitable bingo operations in Alabama. During January 2004, we began placing player terminals in Alabama, and as of June 30, 2007, we had 2,399 player terminals at three facilities. The Attorney General of Alabama has recently completed a review of the gaming within the state. He concluded that the games that we were operating in Alabama were a legal form of bingo. He also concluded that two of the facilities are operating under a valid constitutional amendment authorizing the facilities the ability to play electronic bingo. The municipal and county authorities who regulate gaming in Alabama look to the NIGC and Class II regulations for guidance in adopting, interpreting and enforcing the municipal and county regulations permitting the operation of our machines in such counties and municipalities. To the extent these authorities rely on the NIGC’s standards, any determinations by the NIGC or developments in Class II regulations which negatively impact our games and systems may, therefore, be adopted by the counties and municipalities and negatively impact the operation of our business in Alabama.

We have excess player stations not deployed at June 30, 2007, which were intended to be deployed at facilities in Mexico. If the opening of facilities is altered negatively, either by significant delay, or by cancellation, the realizable value of these assets could be reduced. In such instances we may be required to recognize increased expense on our income statement related to the impairment of these assets.

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

For the nine months ended June 30, 2007 and 2006, approximately 60% and 50%, respectively, of our gaming revenues were from Native American tribes located in Oklahoma, and approximately 42% and 35%, respectively, of our gaming revenues were from one tribe in that state. The significant concentration of our customers in Oklahoma means that local economic changes may adversely affect our customers, and therefore our business, disproportionately to changes in national economic conditions, including more sudden adverse economic declines or slower economic recovery from prior declines. The loss of any of our Oklahoma tribes as customers would have a material and adverse effect upon our financial condition and results of operations. In addition, the recent legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe have avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. The new legislation allows for other types of gaming, both at tribal gaming facilities and at Oklahoma racetracks. The loss of significant market share to these new gaming opportunities or our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.

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

In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. The Oklahoma gaming legislation allows the tribes to sign a compact with the State of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma will be allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. As of June 30, 2007, we had placed 3,973 player terminals at 31 facilities that are operating under the Oklahoma compact. All vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the State of Oklahoma. Pursuant to the compacts, vendors placing games at tribal facilities will have to be licensed by each tribe. All electronic games placed under the compact will have to be certified by independent testing laboratories to meet technical specifications. These technical specifications were published by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities in the first calendar quarter of 2005. To date, independent testing labs have given wide latitude as to what constitutes a compliant game.

We believe the Oklahoma legislation significantly clarifies and expands the types of gaming permitted by Native American tribes in Oklahoma. We currently expect continued intensified competition from vendors currently operating in Oklahoma as well as from new market entrants. As a result, we anticipate further pressure on our market and revenue share percentages in Oklahoma or the market could shift from revenue share arrangements to a “for sale” model. We believe the introduction of more aggressive instant bingo machines, with characteristics of traditional slot machines, into the Oklahoma market, has adversely affected our operating results and market position in that state and may continue to do so in the future.

The 2004 legislation requires Oklahoma tribes to develop their own vendor licensing procedures. Some of our Oklahoma tribal customers have developed these procedures, and others are in the process of defining the procedures. For that reason, deployment of games to be operated under a compact in Oklahoma is proceeding at an erratic pace and will continue to do so for many months. Moreover, tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within the tribe. Changes in tribal leadership or tribal political pressure can affect our relationships with our customers. As a result of these and other considerations, it remains difficult to forecast the short-term impact on our business from the recent Oklahoma gaming legislation.

We believe the establishment of state compacts depends on a number of political, social, and economic factors which are inherently difficult to ascertain. Accordingly, although we attempt to closely monitor state legislative developments that could affect our business, we may not be able to timely predict when or if a compact could be entered into by one or more of our tribal customers.

Although we believe our agreements with WMS Industries, Inc., or WMS, and Aristocrat Technologies, Inc., or Aristocrat, position us to compete effectively as resellers of Class III gaming equipment in the Oklahoma market and we also have plans to compete in the Oklahoma market by offering our own proprietary Class III gaming systems, there can be no assurance that our Class III offerings in Oklahoma will be successful or achieve market acceptance. If we are unsuccessful at converting our networked Class II player terminals into stand-alone Class III player terminals in Oklahoma, our future operating results would be adversely affected.

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

Contracts with Suppliers and Customers. In the ordinary course of our business, we enter into contracts with our suppliers and customers. Certain of these contracts relate to our operations in important markets. We currently have a disagreement with WMS Industries, Inc., regarding the interpretation of our contracts, and we may from time to time have other such disagreements with this supplier or others, or with our customers. In the event any such disagreement escalates to a dispute that is ultimately resolved against us, our earnings and financial condition could be adversely affected. See PART I – Item 1. Condensed Financial Statements – Note 8 – Commitments and Contingencies.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None

(b)	None

(c)	We did not repurchase shares of our common stock during the most recently completed quarter. During July 2007, we completed a modified “Dutch Auction” Tender Offer to purchase $25.0 million of our common stock and the associated preferred share purchase rights. We accepted, for purchase, an aggregate of 1,992,032 shares of our common stock at a purchase price of $12.55 per share, for an aggregate share repurchase of approximately $25.0 million. As of June 30, 2007, the maximum number of common shares that may be repurchased under the plans or programs, excluding the Tender Offer, was approximately 887,000. For a description of our authorized stock repurchase plans, see “PART I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 30, 2007, we held our 2006 Annual Stockholder Meeting. The meeting involved the election of six nominees to be Directors, and the following persons were elected, constituting all of the members of our Board of Directors: Michael J. Maples, Sr., Clifton E. Lind, , Robert D. Repass, John M. Winkelman, Emanuel R. Pearlman and Neil E. Jenkins.

A separate tabulation with respect to each nominee is as follows:

	FOR	WITHHELD
Michael J. Maples, Sr.	24,661,592	305,312
Clifton E. Lind	24,649,747	317,157
Robert D. Repass	24,643,292	323,612
John M. Winkelman	23,559,905	1,406,999
Emanuel R. Pearlman	23,709,248	1,257,656
Neil E. Jenkins	23,575,740	1,391,164

A proposal to ratify the appointment of BDO Seidman, LLP as our independent auditors was voted upon at the meeting and received the requisite number of votes necessary to pass, as follows:

FOR	AGAINST	ABSTAIN
24,571,809	337,656	57,439

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 9, 2007	Multimedia Games, Inc.

	By:	/s/ Randy S. Cieslewicz†
Randy S. Cieslewicz
Chief Financial Officer

†Mr. Cieslewicz is signing as an authorized officer and as our Principal Financial Officer and Chief Accounting Officer.

EXHIBIT NO.	TITLE	LOCATION
3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Amendment to Articles of Incorporation	(2)
3.3	Amended and Restated Bylaws	(3)
10.1	Revolving Credit Facility Agreement entered into as of April 27, 2007 by and among the financial institutions from time to time signatory thereto, Comerica Bank, as agent for such financial institutions, and MegaBingo, Inc. and MGAM Systems, Inc.	(4)
10.2	Guaranty entered into as of April 27, 2007 by and among Comerica Bank and Multimedia Games, Inc., Innovative Sweepstakes Systems, Inc., MGAM Services, L.L.C., MGAM Systems International, Inc. and MegaBingo International, LLC	(4)
10.3	Security Agreement entered into as of April 27, 2007 by and among MegaBingo, Inc., MGAM Systems, Inc., such other entities which from time to time become parties thereto and Comerica Bank, as Agent	(4)
10.4	Letter Agreement by and among MGAM Systems, Inc., MegaBingo, Inc., Comerica Bank and CIT Lending Services Corporation dated as of June 6, 2007	(5)
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)
31.2	Certification of Principal Accounting Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)
32.1	Certification as required by Section 906 of the Sarbanes Oxley Act of 2002	(*)

(1)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission, or SEC, for the quarter ended March 31, 1997.
(2)	Incorporated by reference to our Form 10-Q filed with the SEC for the quarter ended December 31, 2003.
(3)	Incorporated by reference to our Form 10-K filed with the SEC for the fiscal year ended September 30, 2003.
(4)	Incorporated by reference to our Form 8-K filed with the Securities and Exchange Commission on May 3, 2007.
(5)	Incorporated by reference to our Form 8-K filed with the SEC on June 8, 2007.
(*)	Filed herewith.