Form 10-K
period 2007-09-30
MULTIMEDIA GAMES INC
filed 2007-12-14
CIK 896400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

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

The aggregate market value of voting and non-voting common equity held by nonaffiliates of the registrant computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2007) was $318,757,000 (assuming, for this purpose, that only directors and officers are deemed affiliates.)

As of December 5th, 2007, the registrant had 26,268,697 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

General

We are a supplier of interactive systems, server-based gaming systems, interactive electronic games, player terminals, stand-alone player terminals, video lottery terminals, electronic scratch ticket systems, electronic instant lottery systems, player tracking systems, casino cash management systems, slot accounting systems, slot management systems, unified currencies and electronic and paper bingo systems for Native American, racetrack casino, casino, charity and commercial bingo, sweepstakes, lottery and video lottery markets and provide support and services and operations support for our customers and products. We design and develop networks, software and content that provide our customers with, among other things, comprehensive gaming systems, some of which are delivered through a telecommunications network that links our player terminals with one another, both within and among gaming facilities. Our ongoing development and marketing efforts focus on Class II and Class III gaming systems and products for use by Native American tribes; video lottery terminals, video lottery systems, stand-alone player terminals, electronic instant scratch systems and other products for domestic and international lotteries; products for domestic and international charity and commercial bingo markets; and promotional, sweepstakes and amusement with prize systems.

We derive the majority of our gaming revenues from participation agreements under which we place gaming systems, player terminals, proprietary and licensed content operated on player terminals, and back-office systems and equipment, which we collectively refer to as gaming systems. To a lesser degree, we derive revenue from the sale of or placement of gaming systems in the Washington State Class III market under lease-purchase or participation arrangements, and from the small back-office fees generated by those video lottery systems. We also generate gaming revenues in return for providing the central determinant system for a network of player terminals operated by the New York State Division of the Lottery. A significantly smaller portion of our revenues is generated from the sale of gaming equipment in the Class III market in Washington State. We also derive a small portion of our revenue from the sale of lottery systems and the placement of nontraditional gaming products such as electronic scratch tickets, sweepstakes or linked interactive paper bingo systems. Recently, we entered the International electronic bingo market and currently supply bingo systems to two customers in Mexico and receive fees based on the net earnings of the system. During fiscal 2008, we intend to derive revenue from the sale of stand-alone slot machines to Class III Native American markets.

The gaming industry is highly regulated, and we may be affected by expected and/or unforeseen judicial rulings or changes in applicable laws, or other changes in dynamic political, regulatory, socioeconomic, competitive and technological environments.

We specialize in server-based gaming systems commonly known as central determinant and down loadable systems. We provide these systems for use by Native American gaming operators in both Class II and Class III facilities, to racetrack casinos and commercial casinos, to operators of charity and commercial bingo gaming facilities, and for use in domestic and international lottery jurisdictions. We also provide player terminals for bingo systems and central-determinant video lottery systems.

We provide proprietary content that has been designed and developed by us for our gaming systems. We also implement game themes for and on our systems that we have licensed from others.

We market gaming support products such as back-office systems, player tracking systems, slot accounting systems, slot management systems, and slot monitoring systems both to gaming operators and to domestic and international lotteries. In addition, we market certain proprietary and nonproprietary hardware products that are used in conjunction with our systems and occasionally “broker” gaming products made by other game suppliers.

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

Our gaming systems are typically provided to customers under revenue-sharing arrangements, although sales models are common in some markets. For example, in the Native American Class III market in Washington State, player terminals and other products are typically sold for an up-front purchase price. Historically, we have focused our development and marketing efforts on Class II gaming systems for use by Native American tribes throughout the United States, and Class III gaming systems for use by Native American tribes under compact with the states of Washington and Oklahoma. We also focus our marketing efforts on the emerging charity markets in the United States, domestic and international video lottery markets, and international commercial bingo markets.

In addition, we have developed our proprietary MGAMe® casino data management system technology solution, which features a suite of tools that help operators manage their gaming facilities. The MGAMe system uses active-player-database management to analyze and optimize the effectiveness of slot floor placements, to track and audit monetary transactions, and to manage marketing programs, thereby allowing the operator to configure the casino floor to optimize profitability. We now have components of the MGAMe casino data management system deployed in multiple gaming jurisdictions, including Native American Class II and Class III markets, the New York video lottery market, the Mexico electronic bingo market and the Alabama charity electronic bingo market.

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

We believe that all of our Class II games, electronic player terminals, and gaming systems are designed and operated to meet the requirements of Class II gaming as defined by IGRA, and that all of our Class III games and systems meet the requirements of the appropriate tribal-state compacts.

We currently offer our Native American Class II customers two gaming systems, our Legacy system and our New Generation system. In our Class II and Class III gaming markets, we currently provide gaming equipment to our customers on a participation basis, and receive revenue based on a percentage of the hold per day generated by each player terminal. As of September 30, 2007, we had 4,224 Class II player terminals installed in 38 Native American gaming facilities in seven states.

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

We offer intrafacility-linked Class III video lottery systems to Native American customers in Washington State. The majority of our Class III gaming equipment is sold for an up-front purchase price, and we also receive a small back-office fee. Back-office fees cover the service and maintenance costs for back-office servers installed in each facility to run our Class III games, as well as the cost of related software updates. In addition, we offer Class III player terminals under both rental and lease-purchase programs. As of September 30, 2007, our Class III gaming systems were located in 12 gaming facilities in Washington State.

In December 2003, we installed our Tribal Instant Lottery Game, or TILG, in California. The one-touch game was based on a simulated scratch-off lottery ticket, and employs our central-determinant system technology. In January 2005, we converted all of the TILG games to a Class II gaming system.

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

We provide linked interactive electronic bingo systems and player terminals to charitable bingo operations in Alabama. As of September 30, 2007, we had 2,399 player terminals in three facilities in Alabama.

Domestic and International Video Lottery Gaming. We designed and developed a central determinant system for the emerging state video lottery market. Our central determinant system includes all software, hardware and networks required to provide outcomes to, remotely manage, and to provide accounting reports for video lottery gaming conducted on player terminals at multiple locations. In January 2004, we installed our central determinant system for the video lottery network that the New York Lottery operates at licensed New York State racetrack casinos. We currently have approximately 13,100 video lottery terminals connected to our central determinant system. Our central determinant system is able to interface with, provide outcomes to and manage player terminals provided by others. As payment for providing and maintaining the central determinant system, we receive a small portion of the network-wide hold per day. We believe that we will be able to achieve future growth in the domestic and international video lottery market by leveraging our experience in the states of California, Washington, Iowa, New York and the State of Israel, by our leadership in designing technologically advanced games and systems, and by having the ability to rapidly adapt game and system technology to satisfy emerging regulatory requirements.

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

Promotional Sweepstakes System. In December, 2005, one of our subsidiaries leased a promotional sweepstakes system to the operator of the Birmingham Race Course, a greyhound race course in Birmingham, Alabama. The promotional sweepstakes system allowed a patron to obtain free sweepstakes entries either by purchasing a product or service or by other means whereby no purchase was necessary. There were a number of methods that allowed a patron to redeem sweepstakes entries, including having the predetermined outcome displayed by video card readers.

On December 1, 2006, the Alabama Supreme Court issued an opinion, finding that the promotional sweepstakes was unlawful under Alabama’s gambling laws. The promotional sweepstakes system was shut down at the Birmingham Race Course facility and as of January 31, 2007, we had removed the sweepstakes system from the facility. We recorded a write-off of $111,000 for all unamortized installation and software costs during the quarter ended December 31, 2006.

Revenues from the promotional sweepstakes are included in “Other” revenues in statements of operations.

International Commercial Bingo Market. On March 17, 2006, we entered into a contract with Apuestas Internacionales, S.A. de C.V., or Apuestas, a subsidiary of Grupo Televisa, S.A., to provide traditional and electronic bingo gaming, technical assistance, and related services for Apuestas’ locations in Mexico. As of September 30, 2007, we had installed 2,515 player terminals at nine sites in Mexico under this contract. To date, there are not as many permanent facilities opened as we originally projected, and the hold per day is below our original expectations. At September 30, 2007, all installed player terminals placed are pursuant to a revenue share arrangement that is comparable with our Oklahoma market.

Effective September 19, 2007, we entered into a contract with Atracciones y Emociones Vallarta, S.A. de C.V., or AE Vallarta, a Mexican incorporated company to provide traditional and electronic bingo gaming, technical assistance, and related services for AE Vallarta’s locations in Mexico. As of September 30, 2007, we had installed no player terminals in Mexico under this contract, but currently have 200 player terminals at one location. Our agreement with this license holder gives us the right to place 1,000 player terminals over the first year of the contract. The contract has a five-year term.

The following table sets forth our end-of-period installed player terminal base by quarter and by product line for each of the five most recent quarters:

Quarter Ended	Reel Time Bingo	Legacy	Total Class II Units	Oklahoma Compact Games(1)	Mexico Electronic Bingo Units	Total Other Gaming Units(2)
9/30/2007	3,840	384	4,224	4,088	2,515	2,735
6/30/2007	4,624	353	4,977	3,973	2,426	2,735
3/31/2007	5,354	353	5,707	3,662	919	2,588
12/31/2006	5,943	362	6,305	3,324	919	2,541
9/30/2006	7,280	373	7,653	2,408	600	2,519

(1)	“Oklahoma Compact Games” represents installations of games pursuant to the approved gaming compact between Native American tribes, racetracks and the State of Oklahoma.
(2)	“Total Other Gaming Units” includes unit placements in the charity bingo and Malta.

Our Strategy

Our strategy is to leverage our position as a supplier of central-determinant driven online gaming systems and as a provider of linked, interactive electronic gaming systems and content to place gaming systems and terminals, including Class III stand-alone products, in the rapidly evolving and growing Native American, charity, commercial casino video lottery and other domestic and international gaming markets. By successfully doing so, we will increase our revenues, diversify our revenue sources and expand the number of jurisdictions in which we conduct business. In addition, we plan to use our expertise and technology to develop new products and expand into other new markets for interactive gaming. Our strategies include the following:

Continue marketing products to and developing new products for the existing and emerging interactive and conventional gaming markets for commercial and Native American Class III casinos. In addition to our proprietary and third-party Class III products that we are currently providing, we plan to market a variety of new gaming platforms, new proprietary content, and new innovative gaming systems, as well as proprietary stand-alone player terminals to both the Native American Class III casino and the conventional commercial casino markets.

Expand our installed base with new and existing customers, and enhance our customer relationships and market position through the selective use of joint development efforts. We seek to use development agreements to continue expanding both our customer base and our installed base of player terminals. Pursuant to these agreements, we advance funds to the tribes for the construction of new tribal gaming facilities or for the expansion of existing facilities. In return, we receive certain contractual commitments regarding the placement of player terminals at the gaming facility. To date, we have entered into development agreements to advance approximately $215.2 million. As of September 30, 2007, we had advanced a total of $173.5 million under such agreements, and expect to advance the remaining $41.7 million over the next twelve months.

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

Continue expansion in the existing and emerging domestic charity gaming market. There are ongoing legislative initiatives in a number of jurisdictions that, if successful, we believe would allow the use of our technology in charity gaming facilities in those jurisdictions. We currently supply systems and/or player terminals to charity operators in Alabama and Louisiana that are authorized to conduct bingo games on behalf of certain nonprofit organizations. As of September 30, 2007, we had installed a total of 2,569 player terminals in the charity gaming market. If similar legislative initiatives are successful in other markets, we believe we will be able to expand into new and evolving markets by building upon our existing gaming system and bingo gaming technology, infrastructure, product base and regulatory expertise.

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

Our license agreements with other suppliers allow us to use some of their most popular game themes, which have player-tested acceptance in other gaming markets. These games are offered with a variety of pay tables, prize distributions and currency denominations.

Utilizing our advanced game development tools and our software-driven architecture, our team of game technology specialists can adapt these game themes to the Class II, Class III, charity, video lottery and other gaming markets, and respond to changing end-user preferences, as well as changes in the requirements of applicable regulatory agencies.

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

In January 2001, we introduced our New Generation gaming system and its related family of game engines with the launch of MegaNanza®, a bonanza-style bingo game, where the bingo numbers are drawn before the bingo cards are purchased. The faster-paced New Generation gaming system enhance the entertainment and gaming experience of our end users, resulting in an overall increase in the number of end users playing our games.

In June 2002, we introduced Reel Time Bingo®, a high-speed, “standard-sequence” bingo game (meaning that the cards are purchased before the balls are drawn), which is played on our New Generation system. As of October 27, 2003, we had converted all of our MegaNanza games to some version of Reel Time Bingo, both in response to the settlement agreement reached between us and the NIGC, and to take advantage of improved technologies.

We continually strive to improve the capabilities of our core gaming system. In November 2003, we introduced and began deploying our Gen IV gaming system. This deployment has enabled us to operate games with complex bonus rounds, to operate real-time, interfacility progressives and to provide better interoperability between gaming systems. Furthermore, our Gen IV gaming system has allowed us to operate multiple gaming engines within a single facility. This has been especially beneficial in certain Oklahoma facilities where the operators have decided to continue offering Class II games after they begin offering the new Class III games that are permitted under the tribal-state compact. In July 2005, we introduced and began deploying our Gen5 gaming system. The Gen5 product features a more robust database for accounting, player tracking and database marketing, enhanced hardware and software redundancy, the ability to provide customers with currency accounting and player tracking support for third-party vendor games, and the ability to offer Class II and Class III games on a single integrated system.

We currently offer a variety of Class II player terminal models. Each Class II player terminal has a screen that always displays the bingo cards being played as well as a “flashboard” that displays bingo numbers that have been drawn. Depending upon the end user’s entertainment preference, an additional display can be selected that minimizes the size of the bingo card display and shows other graphics that can take many forms, including graphics that simulate spinning reels similar to slot machines or video lottery games. In addition to our proprietary titles, some of our player terminals also use displays adapted from game themes we license from others. The screen also serves as a touch pad that allows end users to interactively communicate decisions that influence the play of the game. Such actions may include initiating play, dropping bingo cards from play, “daubing” or covering numbers drawn, claiming a prize or ending play. Player terminals vary according to height, width and depth (to accommodate, in part, the differing space needs of our customers’ facilities), screen size and other features affecting appearance and the visual appeal to end users.

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

Class III Games and Systems for Washington. We sell, rent or lease Class III gaming equipment to Native American customers in the state of Washington and receive a small back-office fee. Back-office fees cover the service and maintenance costs for back-office servers installed in each facility to run our Class III games, as well as the cost of related software updates. Class III video lottery gaming in the state of Washington is allowed pursuant to a compact between the state and certain Native American tribes in that state. The compacts contain the specifications for permissible video lottery systems in the state, including:

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

Electronic replicas of scratch tickets are shown on the player terminals, with the results of the wager displayed in a variety of graphical game formats that entertain the end user with motion and sound before revealing the value of the scratch ticket. We have license agreements with third parties that allow us to use several of their popular game themes in the state of Washington. Our Class III player terminals are available in a variety of freestanding and bar-top styles having a look and feel that is consistent with traditional video slot machines.

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

Class III Games and Systems for Oklahoma. During 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. The Oklahoma gaming legislation allows the tribes to sign a compact with the state of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma are allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. All vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the state of Oklahoma. Pursuant to the compacts, vendors placing games at tribal facilities will have to be licensed by each tribe. All electronic games placed under the compact will have to be certified by independent testing laboratories to meet technical specifications. These were published by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities in the first calendar quarter of 2005.

Class III Games and Systems for Native American and Commercial Casino Markets. During fiscal 2007, we began designing and developing stand-alone Class III player terminals to be sold or placed on a revenue share basis in the very large and broad Class III stand-alone gaming market for Native American casinos as well as domestic and international commercial casinos. All player terminals delivered to these markets will have to receive specific jurisdictional approvals from the appropriate testing laboratory and from the appropriate regulatory agency. Our first group of stand-alone player terminals is targeted for placement in the Class III stand-alone market in Rhode Island. We believe that we will deliver additional player terminals to other Class III markets during the first half of calendar 2008.

Charity and Commercial Bingo Games and Systems. In December 2003, we began installing a high-speed, standard bingo game for the charity market in Alabama, and as of September 30, 2007, we had 2,399 player terminals installed in three facilities. Charity bingo and other forms of charity gaming are operated by or for the benefit of nonprofit organizations for charitable, educational and other lawful purposes. These games are typically only interconnected within the gaming facility where the terminals are located. Regulation of charity gaming is vested with each individual state, and in some states, regulatory authority is delegated to county or municipal governmental units. We typically place player terminals under participation arrangements in the charity market and receive a percentage of the hold per day generated by each of the player terminals. In addition, we have installed a limited number of charity gaming units in the state of Louisiana.

Video Lottery Central Systems. We designed and developed a central determinant system for the emerging domestic and international video lottery market. Our central system encompasses all software, hardware and networks required to provide outcomes and accounting for video lottery gaming conducted at multiple locations. Beginning in January 2004, we began the first operation of our central determinant system for the video lottery terminal network that the New York Lottery operates at licensed New York State racetracks. Our central system is able to interface with and manage player terminals that are provided by others. As payment for providing and maintaining the central determinant system, we receive a small portion of the network-wide hold per day. This contract provides for a three-year term with an additional three one-year automatic renewal under certain conditions. We believe that we will be able to achieve future growth in the domestic and international video lottery market by leveraging our experience in the states of California, Washington, Iowa, New York and the State of Israel, by our leadership in designing technologically-advanced games and systems, and by having the ability to rapidly adapt game and system technology to satisfy emerging regulatory requirements.

In December 2003, we installed TILG in California. The new one-touch game was based on a simulated scratch-off lottery ticket, and employs our central-determinant system technology. In January 2005, we converted all of the TILG games to a Class II gaming system.

Promotional Sweepstakes System. In December 2005, one of our subsidiaries leased a promotional sweepstakes system to the operator of the Birmingham Race Course, a greyhound race course in Birmingham, Alabama. The promotional sweepstakes system allowed a patron to obtain free sweepstakes entries either by purchasing a product or service or by other means whereby no purchase was necessary. There were a number of methods that allowed a patron to redeem sweepstakes entries, including having the predetermined outcome displayed by video card readers.

On December 1, 2006, the Alabama Supreme Court issued an opinion, finding that the promotional sweepstakes was unlawful under Alabama’s gambling laws. The promotional sweepstakes system was shut down at the Birmingham Race Course facility and as of January 31, 2007, we had removed the sweepstakes system from the facility. We recorded a write-off of $111,000 for all unamortized installation and software costs during the quarter ended December 31, 2006.

Revenues from the promotional sweepstakes are included in “Other” revenues in statements of operations.

International Commercial Bingo Market. On March 17, 2006, we entered into a contract with Apuestas Internacionales, S.A. de C.V., or Apuestas, a subsidiary of Grupo Televisa, S.A., to provide traditional and electronic bingo gaming, technical assistance, and related services for Apuestas’ locations in Mexico. As of September 30, 2007, we had installed 2,515 player terminals at nine sites in Mexico under this contract. To date, there are not as many permanent facilities opened as we originally projected, and the hold per day is below our original expectations. At September 30, 2007, all installed player terminals placed are pursuant to a revenue share arrangement that is comparable with our Oklahoma market.

Effective September 19, 2007, we entered into a contract with Atracciones y Emociones Vallarta, S.A. de C.V., or AE Vallarta, a Mexican incorporated company to provide traditional and electronic bingo gaming, technical assistance, and related services for AE Vallarta’s locations in Mexico. As of September 30, 2007, we had installed no player terminals in Mexico under this contract, but currently have 200 player terminals at one location. Our agreement with this license holder gives us the right to place 1,000 player terminals over the first year of the contract. The contract has a five-year term.

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

For the year ended September 30, 2007, research and development expenses decreased by 9%, to $18.1 million, from $19.8 million for the same period of 2006. This decrease primarily resulted from a decreased headcount in our development group, as we have realigned our development teams in response to our near-term move toward stand-alone gaming. We expect our research and development expenses to remain consistent with amounts incurred in fiscal 2007.

Gaming Contracts

All of our Class II and Class III gaming revenues are derived through contracts with our Native American customers. Our contracts typically run over multiple years, and can be terminated earlier under certain specified conditions. The contracts specify the quantity and type of player terminals to be installed, and the terms of the rental or participation arrangement. In some instances, there is also a limited waiver of sovereign immunity by certain tribes that typically provides for the arbitration of any dispute under the contract, and the right to enforce any decision of the arbitrator by application to a federal or state court having jurisdiction, while in other instances there is no limited waiver of sovereign immunity. Our largest customer, who accounts for over 40% of our revenue, has not given us a limited waiver of sovereign immunity. Under these contracts, we are also granted the right, under certain circumstances, to enter the land of the Native American tribe for the purpose of removing our property. See “Risk Factors – We do not rely upon the term of our customer contracts to retain the business of our customers,” and “– Enforcement of remedies or contracts against Native American tribes could be difficult.” Furthermore, the NIGC has recently expressed concern that some of our “forms of contract” may violate the spirit of the “sole proprietary interest” concept that is required to be written into all tribal gaming regulations.

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

Patents, Trademarks and Trade Names. We have patents issued and patents pending in the United States. We also have patents pending overseas corresponding to some of our U.S. patents and pending U.S. patent applications. Our trademarks and trade names include but are not limited to the following: Players Passport®, MGAMe® System, Reel Time Bingo®, MegaNanza®, MegaBingo®, and MegaMania®. All references herein to those trademarks and trade names are deemed to include the applicable trade name or trademark designation. See “Risk Factors – We may not be successful in protecting our intellectual property rights, or avoiding claims that we are infringing upon the intellectual property rights of others.”

Licenses

We are licensed by the State of Washington to conduct Class III gaming in that state, and we are licensed by the states of Louisiana and Mississippi as a manufacturer of charitable gaming equipment. In Minnesota, we are licensed by the state as a linked bingo prize provider. For Class II or Class III gaming, we are licensed by all of the relevant Native American gaming commissions that grant licenses pursuant to their gaming ordinances. We have sought and obtained determinations that our New Generation games are Class II gaming from each tribe’s gaming commission prior to the installation of the games in their facilities. We are also licensed by the State of New York for the purpose of providing the central-determinant-driven video lottery system operated at certain racetracks.

Competition

We currently compete in a variety of gaming markets with companies that are both larger and smaller than we are. We compete with other vendors for customers, primarily on the basis of the amount of profit our gaming products generate for our customers in relation to other vendors’ gaming products and the prices and or fees that we choose for our products and services. We believe that the most important factor influencing our customers’ product selection is the appeal of those products to end users. This appeal has a direct effect on the volume of play by end users, and drives the amount of revenue generated for and by our customers. Our ability to remain competitive depends primarily on our ability to continuously develop new game themes, gaming engines, hardware platforms and systems that appeal to end users, and to introduce those game themes and systems in a timely manner. See “Risk Factors – Our future performance will depend on our ability to develop and introduce new gaming systems and to enhance existing games that are widely accepted and played.” We may not be able to continue to develop and introduce appealing new game themes and systems that meet the demands of current or prospective customers.

In our core Oklahoma market, we believe the increased competition has and may continue to intensify pressure on our pricing model. In the future, gaming providers will compete on the basis of price as well as the entertainment value and technological superiority of their products. While we will continue to compete by regularly introducing new and faster games with technological enhancements that we believe will appeal to end users, we believe that the net revenue retained by our customers from their installed base of player terminals will become a more significant factor, one that may require us to change the terms of our participation arrangements with customers to remain competitive.

We plan to market a variety of new gaming platforms, new proprietary content, new innovative gaming systems, and new proprietary stand-alone player terminals to both the Native American Class III casino and conventional commercial casino markets. These traditional gaming markets are very competitive with companies with significant gaming experience and financial resources.

Employees

At September 30, 2007, we had 427 full-time and part-time employees, including 184 engaged in field operations and business development, 176 in system and game development, 22 in sales and marketing activities, 17 in accounting functions, and 28 in other general administrative and executive functions. We do not have a collective bargaining agreement with any of our employees. We believe our relationship with our current employees is good.

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

Federal Regulation. The most important pieces of federal legislation affecting our business are the IGRA and the Gambling Devices Act (Also know as the Johnson Act).

Indian Gaming Regulatory Act Amendments of 2006. On March 29, 2006, the United States Senate Committee on Indian Affairs reported to the Senate floor the IGRA Amendments of 2006, or S.2078. If enacted, S.2078 would, among other things, expand the NIGC’s authority to review and approve consulting agreements, development agreements, financing agreements, and agreements whereby compensation to the nontribal party is based on a percentage of gaming revenues. Under the current law, our equipment lease agreements and development and financing agreements with Native American tribes do not require the approval of the NIGC. If S.2078 is enacted, however, many of our Native American gaming contracts would require NIGC approval. As part of the review and approval process, the NIGC could materially and adversely affect the terms of the contracts, and we, our board of directors and significant shareholders would have to undergo a background investigation prior to the approval of the contracts. On June 7, 2006, the Committee Report on S.2078 was filed in the Senate. Because of objections by a number of Senators to the bill, there was no further action on S.2078 in the Senate before the end of the 109th Congress. The bill therefore dies, and must be reintroduced during the 110th Congress before it can be considered further by the Congress. See “Item 1. Business – Native American Gaming,” for additional information on IGRA.

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

•

California. In December 2003, we began to offer TILG terminals to tribal customers in California who are parties to compacts with the state. In November 2004, two of our tribal customers opened expanded facilities which substantially increased the number of TILG terminals. In part, these compacts permit each tribe to offer gaming facilities with up to 2,000 gambling devices, and separately, permit the play of any video lottery machine that the state of California could legally offer. In January 2005, we removed the TILG terminals and redeployed a portion of these placements as Reel Time Bingo.

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

The legislation requires Oklahoma tribes to develop their own licensing procedures. Some of our Oklahoma tribal customers have developed these procedures, and others are in the process of defining the procedures. For that reason, deployment of games to be operated under the compact in Oklahoma is proceeding at an erratic pace and will continue to do so for many months. Moreover, tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within the tribe. Changes in tribal leadership or tribal political pressure can affect our relationships with our customers. As a result of these and other considerations, it remains difficult to forecast the short-term impact on our business from the recent Oklahoma gaming legislation.

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

Pursuant to IGRA, our tribal customers have adopted regulations requiring the tribe to have the “sole proprietary interest” in their gaming activities.

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

Promotional Sweepstakes System. Promotional sweepstakes are subject to both federal and state regulation. One of our subsidiaries previously leased a promotional sweepstakes system to the operator of the Birmingham Race Course, a greyhound race course in Birmingham, Alabama. The promotional sweepstakes system allowed a patron to obtain free sweepstakes entries either by purchasing a product or service or by other means whereby no purchase was necessary. There were a number of methods that allowed a patron to redeem sweepstakes entries, including having the predetermined outcome displayed by video card readers. As described above, in December 2006, an Alabama Circuit Court found the sweepstakes system to violate Alabama’s gambling laws. We subsequently removed the system and currently do not have any leased promotional sweepstakes systems in operation. Our future lease of promotional sweepstakes systems in other states will be subject to compliance with the laws of such states as well as federal law.

International Commercial Bingo Market. We started business in Mexico in 2006. The Mexican bingo (lottery of numbers) market is regulated by Mexico’s Ministry of the Interior (Secretaría de Gobernación), a branch of the federal government. The entities and individuals who have obtained bingo (lottery of number) permits may only operate player terminals that comply with Mexican law and regulations, from time to time in effect. Accordingly, our contracts require us to provide player terminals that comply with said laws and regulations, and therefore, we submit our games for compliance certification to an independent lab prior to placing them in a facility of a permit holder.

Available Information. Through the Investor Relations link on our website, www.multimediagames.com, we make available free of charge, as soon as reasonably practicable after such information has been filed with the Securities and Exchange Commission, or SEC, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act. In addition to the information that is available on our website, you may read and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, which includes reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

Multimedia Games, Inc. was incorporated in Texas on August 30, 1991. Unless the context otherwise requires, the terms “Company,” “MGAM,” “we,” “us,” and “our” include Multimedia Games, Inc., and our wholly-owned subsidiaries: Megabingo, Inc.; MGAM Systems, Inc.; Innovative Sweepstakes Systems, Inc.; MGAM Services, LLC; MGAM Systems International, Inc.; Megabingo International, LLC; Multimedia Games de Mexico 1, S. de R.L. de C.V.; and Servicios de Wild Basin S. de R.L. de C.V. Our executive offices are located at 206 Wild Basin Rd., Bldg. B, Fourth Floor, Austin, Texas, 78746, and our telephone number is (512) 334-7500.

ITEM 1A.	Risk Factors

The following risk factors should be carefully considered in connection with the other information and financial statements contained in this Annual Report, including “PART II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of these risks actually occur, our business, financial condition and results of operations could be seriously and materially harmed, and the trading price of our common stock could decline.

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

On October 24, 2007, the NIGC published in the Federal Register, four proposed rules concerning classification standards to distinguish between Class II games played with technologic aids and Class III facsimiles of games of chance, a revision of the definition of “electronic or electromechanical facsimile,” technical standards for Class II gaming and Class II minimum internal control standards. If the Classification Standards and the revised definition of “electronic or electromechanical facsimile” become final regulations, they will have a material and adverse economic impact on the Class II gaming market by limiting the use of Class II electronic technology and severely restricting the manner in which bingo may be played thereby making Class II games less attractive to the customer.

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

Native American gaming activities involving our games and systems are also subject to regulation by state and local authorities, to the extent such gaming activities constitute, or are perceived to constitute, Class III gaming. Class III gaming is illegal in most states unless conducted by a tribe pursuant to a compact between a tribe and the state in which the tribe is located. The Class III video lottery systems we offer, such as the systems and terminals operating in Washington State, are subject to regulation by authorities in that state and to the terms of the compacts between the tribes offering such games and the State of Washington. Gaming activities under the tribal-state compact in Oklahoma are subject to the terms of the compact between such tribes and the State of Oklahoma. Regulatory interpretations and enforcement actions by state regulators could have significant and immediate adverse impacts on our business and operating results.

In addition to federal, state and local regulation, all Native American tribes are required by IGRA to adopt ordinances regulating gaming as a condition of their right to conduct gaming on Native American lands. These ordinances often include the establishment of tribal gaming commissions that make their own judgment about whether an activity is Class II or Class III gaming. Normally, we will not introduce a new Class II or Class III game in a customer’s gaming facility unless the tribe’s gaming commission has made its own independent determination that the game is compliant with all regulatory aspects. Adverse regulatory decisions by tribal gaming commissions could adversely affect our business.

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

We believe diversification from Class II Native American gaming activities is critical to our growth strategy. Our expansion into non-Native American gaming activities will present new challenges and risks that could adversely affect our business or results of operations. Our new markets are also subject to extensive legal and regulatory uncertainties.

We face intensified competition in the Class II and Class III markets that have historically provided the substantial majority of our revenue and earnings. Moreover, the apparent trend in regulatory developments suggests that Class II gaming may diminish as a percentage of overall gaming activity in the United States. As a result of these pressures, we have experienced declining market share in the Class II market. We believe it is imperative that we successfully diversify our operations to include gaming opportunities in markets other than our historical Class II jurisdictions. If we are unable to effectively develop and operate within these new markets, then our business, operating results and financial condition would be impaired.

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

We have only recently begun to develop international business, and we realized revenue from the sale of an Electronic Instant Lottery System to the Israel National Lottery during fiscal 2006 and from contracts to supply Electronic Bingo Terminals to casinos in Mexico during fiscal 2006 and 2007. Neither our transaction in Israel nor in Mexico has been profitable to date or is currently profitable, and may not lead to future profitable business. To date, there are not as many permanent facilities opened in Mexico as we originally projected, and the hold per day in certain of the open facilities in Mexico has not met our original expectations. There can be no assurances that our games will gain market acceptance in Mexico, additional facilities will open in Mexico, or that the hold per day will increase in those facilities in Mexico currently not meeting our expectations. International transactions are subject to various risks, including:

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

In January 2004, we began installing our central determinant system for the video lottery terminal network that the New York Lottery operates at licensed New York State racetrack casinos. As payment for providing and maintaining the central determinant system, we receive a small portion of the network-wide hold per day. To date, we have realized substantially less revenue than anticipated from our New York Lottery operations, in significant part due to delays in the opening of planned operations at several racetrack casinos. We are nevertheless required to incur ongoing expenses associated with the development and maintenance of the New York video lottery system, and we do not currently expect to have profitable operations with the New York video lottery system until the Aqueduct racetrack casino opens. Delays in the anticipated development of the New York video lottery system and other emerging market opportunities may continue to adversely affect our revenue and operating results.

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

We provide linked interactive electronic bingo systems and player terminals to charitable bingo operations in Alabama. During January 2004, we began placing player terminals in Alabama, and as of September 30, 2007, we had 2,399 player terminals at three facilities. The Attorney General of Alabama has recently completed a review of the gaming within the state. He concluded that the games that we were operating in Alabama were a legal form of bingo. He also concluded that two of the facilities are operating under a valid constitutional amendment authorizing the facilities the ability to play electronic bingo. The municipal and county authorities who regulate gaming in Alabama look to the NIGC and Class II regulations for guidance in adopting, interpreting and enforcing the municipal and county regulations permitting the operation of our machines in such counties and municipalities. To the extent these authorities rely on the NIGC’s standards, any determinations by the NIGC or developments in Class II regulations which negatively impact our games and systems may, therefore, be adopted by the counties and municipalities and negatively impact the operation of our business in Alabama.

We have excess player stations not deployed at September 30, 2007, which were intended to be deployed at facilities in Mexico. If the opening of facilities is altered negatively, either by significant delay, or by cancellation, the realizable value of these assets could be reduced. In such instances we may be required to recognize increased expense on our income statement related to the impairment of these assets.

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

For the years ended September 30, 2007 and 2006, approximately 59% and 52%, respectively, of our gaming revenues were from Native American tribes located in Oklahoma, and approximately 42% and 36%, respectively, of our gaming revenues were from one tribe in that state. The significant concentration of our customers in Oklahoma means that local economic changes may adversely affect our customers, and therefore our business, disproportionately to changes in national economic conditions, including more sudden adverse economic declines or slower economic recovery from prior declines. The loss of any of our Oklahoma tribes as customers would have a material and adverse effect upon our financial condition and results of operations. In addition, the legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe have avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. The legislation allows for other types of gaming, both at tribal gaming facilities and at Oklahoma racetracks. The loss of significant market share to these new gaming opportunities or our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.

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

In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. The Oklahoma gaming legislation allows the tribes to sign a compact with the State of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma will be allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. As of September 30, 2007, we had placed 4,088 player terminals at 32 facilities that are operating under the Oklahoma compact. All vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the State of Oklahoma. Pursuant to the compacts, vendors placing games at tribal facilities will have to be licensed by each tribe.

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

Although we believe our agreements with WMS Gaming, Inc., or WMS, and Aristocrat Technologies, Inc., or Aristocrat, position us to compete effectively as resellers of Class III gaming equipment in the Oklahoma market and we also have plans to compete in the Oklahoma market by offering our own proprietary Class III gaming systems, there can be no assurance that our Class III offerings in Oklahoma will be successful or achieve market acceptance. If we are unsuccessful at converting our networked Class II player terminals into stand-alone Class III player terminals in Oklahoma, our future operating results would be adversely affected.

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

We expect to face increased competition as we attempt to enter new markets and new geographical locations. We are also increasingly competing against larger manufacturers of gaming equipment in our charity, lottery, and international bingo markets. We believe the increased competition will intensify pressure on our pricing model. In the future, gaming providers will compete on the basis of price as well as the entertainment value and technological superiority of their products. While we will continue to compete by regularly introducing new and faster games with technological enhancements that we believe will appeal to end users, we believe that the net revenue our customers retain from their installed base of player terminals will become a more significant factor, one that may require us to change the terms of our participation arrangements with customers to remain competitive. Consequently, we believe that a simple business model based upon a relationship between the average hold per player terminal per day and the installed base of player terminals will become less relevant in predicting our performance, as the totality and the mix of our participation arrangements with customers become less standardized and more complex.

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

We have obtained all state licenses, lottery board licenses, Native American gaming commission licenses, findings of suitability, registrations, permits and approvals necessary for the operation of our gaming activities. These include a license from Washington State to sell Class III video lottery systems, and licenses from the lottery boards of Iowa and New York. In Minnesota, we are licensed by the state as a linked bingo prize provider. The Louisiana Department of Revenue and the Mississippi Gaming Commission have also issued licenses to us, and we have received licenses from all applicable Native American gaming commissions. We may require new licenses, permits and approvals in the future, and such licenses, permits or approvals may not be granted to us. The suspension, revocation, nonrenewal or limitation of any of our licenses would have a material adverse effect on our business, financial condition and results of operations.

Our Oklahoma tribal customers are in the early stages of developing their own licensing procedures under the legislation, and we currently have limited, if any, information regarding the ultimate process or expenses involved with securing licensure by the tribes. Moreover, tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within the tribe.

We may not be successful in protecting our intellectual property rights, or avoiding claims that we are infringing upon the intellectual property rights of others.

We rely upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect our proprietary rights and technology, but these laws and contractual provisions provide only limited protection. We rely to a greater extent upon proprietary know-how and continuing technological innovation to maintain our competitive position. Insofar as we rely on trade secrets, unpatented know-how and innovation, others may be able to independently develop similar technology, or our secrecy could be breached. The issuance of a patent to us does not necessarily mean that our technology does not infringe upon the intellectual property rights of others. As we enter into new markets by leveraging our existing technology, it becomes more and more likely that we will become subject to infringement claims from other parties. We are currently involved in several patent disputes. See Item 3. Legal Proceedings. Problems with patents or other rights could increase the cost of our products, or delay or preclude new product development and commercialization. If infringement claims against us are valid, we may seek licenses that might not be available to us on acceptable terms or at all. Litigation would be costly and time consuming, but may become necessary to protect our proprietary rights or to defend against infringement claims. We could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others or in asserting claims against others.

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

In 2004, we received a letter from the Acting General Counsel of the NIGC, dated November 30, 2004, advising us that our agreements with a certain customer may evidence a proprietary interest by us in a tribe’s gaming activities, in violation of IGRA and the tribe’s gaming ordinances. The NIGC invited us and the tribe to submit any explanation or information that would establish that the agreements’ terms do not violate the requirement that tribes maintain sole proprietary interest in their own gaming operations.

In a letter dated November 8, 2007, the Acting General Counsel of the NIGC reiterated the statements made in her November 30, 2004 letter, that the NIGC did not then conclude that the agreements with the tribe that it reviewed constituted management agreements, but that the NIGC was concerned that, taken together, the agreements demonstrated a proprietary interest, by us, in the tribe’s gaming activity that may be contrary to law. Although we believe that we responded to the NIGC in 2004, explaining why the agreements did not violate the sole proprietary interest prohibition of IGRA and did not constitute a management agreement, the November 8, 2007 letter indicated that the NIGC did not receive the written explanation or further information and is now requesting an explanation. We responded with a letter indicating that we would provide such an explanation.

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

Our contracts with some Native American customers include a limited waiver of each tribe’s sovereign immunity, and generally provide that any dispute regarding interpretation, performance or enforcement shall be submitted to, and resolved by, arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and that any award, determination, order or relief resulting from such arbitration is binding and may be entered in any court having jurisdiction. However, in some instance, there is no limited waiver of sovereign immunity. Our largest customer, who accounts for over 40% of our revenue, has not given us a limited waiver of sovereign immunity. In the instances where tribes have not waived sovereign immunity, or in the event that a limited waiver of sovereign immunity is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a tribe. These rights and remedies include, but are not limited to, our right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract.

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

Contracts with Suppliers and Customers. In the ordinary course of our business, we enter into contracts with our suppliers and customers. Certain of these contracts relate to our operations in important markets. We currently have a disagreement with WMS regarding the interpretation of our contracts, and we may from time to time have other such disagreements with this supplier or others, or with our customers. In the event any such disagreement escalates to a dispute that is ultimately resolved against us, our earnings and financial condition could be adversely affected. See “PART IV – Item 15. Exhibits and Financial Statement Schedules – Note 10 – Commitments and Contingencies.”

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

We do not own any real property. As of September 30, 2007, we are under contract for the following leases, and we believe the facilities are suitable to our business and adequate for our current and near-term needs:

	Square Feet	Monthly Rent	Expiration Date
Austin, Texas
Corporate Offices	67,761	$89,273	July 2010
Assembly and Warehouse Facilities	44,940	34,889	December 2011

Tulsa, Oklahoma
Operations and Sales Offices	3,736	3,105	February 2010
Warehouse	77,000	13,220	May 2009

Plano, Texas
Technology Offices	5,010	8,350	March 2008

Kent, Washington
Warehouse	14,400	8,069	August 2011

Albany, New York
Office Space	2,708	3,660	December 2009

Schenectady, New York
System Operations	1,690	3,012	September 2009

St. Paul, Minnesota
Office/Warehouse	3,000	1,875	March 2009

Mexico City, Mexico
Office/Warehouse/Training Center	8,073	7,727	May 2008

ITEM 3.	Legal Proceedings

Diamond Games, Inc. On November 16, 2004, Diamond Games, Inc., or Diamond Games, filed suit in the State Court in Oklahoma City, Oklahoma, against us, along with others, including Clifton Lind, Robert Lannert, Gordon Graves, Video Gaming Technologies, Inc., or VGT, and its president, alleging five causes of action: 1) deceptive trade practices; 2) unfair competition; 3) wrongful interference with business; 4) malicious wrong / prima facie tort; and 5) restraint of trade. The case asserts that we offered allegedly illegal Class III games on the MegaNanza and Reel Time Bingo gaming systems to Native American tribes in Oklahoma. Diamond Games claims that the offer of these games negatively affected the market for its pull-tab game, Lucky Tab II. Diamond Games also alleges that our development agreements with Native American tribes unfairly interfere with the ability of Diamond Games to successfully conduct its business. Diamond Games is seeking unspecified damages and injunctive relief. Diamond Games has recently settled their claims against VGT and its principals. Two motions have been pending before the court: (i) Diamond Games filed a motion for partial summary judgment seeking a court ruling on game classification for MegaNanza and Reel Time Bingo; and (ii) we filed motion seeking summary judgment based on jurisdictional issues. On November 29, 2007, the trial court denied our motion for summary judgment on the jurisdictional issues, and ruled on plaintiff’s motion for partial summary judgment that our MegaNanza and Reel Time Bingo versions 1.0, 1.1 and 1.2 games are not Class II games under IGRA, but instead are Class III games. The court’s ruling stated that it was not binding on our tribal customers and we do not expect any of the approximately 1,800 Reel Time Bingo games currently in play in Oklahoma to be removed as a result of the court’s ruling. Other game versions included in the ruling are not in play in Oklahoma. The court’s rulings are not dispositive of the case and the opinion has no affect on the right of Native American tribes to play games offered by us. The trial court granted our motion for immediate certification of its ruling to the Oklahoma Supreme Court. We will seek immediate review of the trial court’s decision, and will continue to assert that the games in question are legal Class II games, and that game classification cannot be decided by an Oklahoma State Court. Given the inherent uncertainties in any litigation, we are unable to make any prediction as to the outcome.

International Gamco, Inc. International Gamco, Inc., or Gamco, claiming certain rights in U.S. Patent No. 5,324,035, or the ‘035 Patent, brought suit against the us on May 25, 2004, in the U.S. District Court for the Southern District of California. The suit claims that our central determinant system, as operated by the New York State Lottery, infringes the ‘035 Patent. Gamco claimed to have acquired ownership of the ‘035 Patent from Oasis Technologies, Inc., or Oasis, a previous owner of the ‘035 Patent. In February 2003, Oasis assigned the ‘035 Patent to International Game Technology, or IGT. Gamco claimed to have received a license back from IGT for the New York State Lottery. The lawsuit claimed that we infringed the ‘035 Patent after the date on which Gamco assigned the ‘035 Patent to IGT.

Pursuant to an agreement between us and Bally Technologies, Inc., or Bally, we currently sublicense the right to practice the technology stated in the ‘035 Patent in Native American gaming jurisdictions in the United States. Bally obtained from Oasis the right to sublicense those rights to us, and that sublicense remains in effect today. Under the sublicense from Bally, in the event that we desire to expand our own rights beyond Native American gaming jurisdictions, the agreement provides us the following options: 1) to pursue legal remedies to establish our rights independent of the ‘035 Patent; or 2) to negotiate directly and enter into a separate agreement with Oasis for such rights, paying either a specified one-time license fee per jurisdiction or a unit fee per gaming machine.

Upon our motion, Gamco’s original complaint was dismissed for lack of standing. On March 27, 2006, Gamco filed its Supplemental and Second Amended Complaint. On April 17, 2006, we filed another motion to dismiss, challenging the sufficiency of the rights granted by IGT to Gamco to sue us for patent infringement. The court denied our motion but acknowledged that it was creating new case law by permitting Gamco to sue us for patent infringement, given Gamco’s limited patent rights. As a result, the court granted our request to certify the court’s ruling for direct review by the Federal Circuit. Our Request for Interlocutory Appeal with the Federal Circuit was granted by the Federal Circuit. On October 15, 2007, the Federal Circuit reversed the District Court’s Order refusing to dismiss Gamco’s complaint against us. The Federal Circuit held that Gamco does not have sufficient rights in the ‘035 Patent to sue us without the involvement of the patent owner, IGT. Absent a request for rehearing directed to the Federal Circuit, Gamco has until January 14, 2008, to seek review of the decision by the United States Supreme Court.

We continue to vigorously defend this matter. Given the inherent uncertainties in any litigation, we are unable to make any prediction as to the outcome.

Aristocrat Technologies, Inc. On January 27, 2005, Aristocrat Technologies, Inc., or Aristocrat, filed suit in the U.S. District Court for the Central District of California against us, alleging that deployment of the our networked central-determinant instant lottery system infringes U.S. Letters Patent No. 4,817,951, entitled “Player Operable Lottery Machine Having Display Means Displaying Combination of Game Result Indicia,” or the ‘951 Patent. Aristocrat sought an injunction, damages, and a trebling of damages for willful infringement. On April 10, 2006, we filed a Motion for Summary Judgment challenging the validity of the ‘951 Patent under 35 U.S.C. §§ 112(2) and (6). On April 13, 2007, the court granted our motion and judgment was entered against Aristocrat and in favor of us on April 16, 2007. Aristocrat has appealed to the Federal Circuit Court of Appeals the district court’s order invalidating the ‘951 Patent. The briefing on appeal is complete and we anticipate a hearing on the matter in either January or February of 2008. We will continue to vigorously defend this matter. Given the inherent uncertainties in any litigation, we are unable to make any prediction as to the outcome.

Sherry Knowles. On May 16 2006, Sherry Knowles filed a civil lawsuit against us and Macon County Greyhound Park (Victoryland) in the Macon County Circuit Court. The plaintiff alleged that a credit screen on a bingo machine located at the Victoryland facility in Shorter, Alabama, momentarily showed that the plaintiff had won in excess of $41 million. The plaintiff alleged that she was owed the $41 million plus damages for loss of use and benefit of the monies, lost interest, and mental anguish and emotional distress. On September 19, 2007, we were dismissed without prejudice from the case.

Cynthia Teel. In On April 9, 2007, a civil lawsuit similar to the Knowles suit was filed by Cynthia Teel against us and Macon County Greyhound Park (Victoryland) in the Macon County Circuit Court. The plaintiff alleged that a bingo machine located at the Victoryland facility in Shorter, Alabama displayed a prize of $42,975. The plaintiff alleged that employees of Victoryland, we, or both cleared her alleged winnings and informed her that it was invalid. The plaintiff claimed that she was owed $42,975, plus damages for loss of use and benefit of the monies, lost interest, and mental anguish and emotional distress. On September 19, 2007, we were dismissed without prejudice from the case.

HomeBingo Network, Inc. On May 16, 2005, HomeBingo Network, Inc., or HomeBingo, filed suit in the U.S. District Court for the Northern District of New York, against us and the gaming entity of the Miami Tribe of Oklahoma, alleging that deployment of Reel Time Bingo and other bingo games infringed U.S. Patent No. 6,186,892, entitled “Bingo Game for use on the Interactive Communication Network which Relies upon Probabilities for Winning.” As a result of a Markman hearing held November 20, 2006 in New York, the Court ruled in our favor on all contested claim construction issues, after which ruling the matter was settled. HomeBingo’s lawsuit against us was dismissed with prejudice on February 23, 2007, along with our counterclaims against HomeBingo. As part of the settlement, HomeBingo did not receive damages or other compensation from us and agreed to never sue us again on any patent matter.

Mifal Hapayis. In April 2006, Mifal Hapayis, or Mifal, operator of the Israeli Lottery System, filed a third-party claim against us seeking indemnity from damage that Mifal may incur due to an infringement suit filed against them by Ecotech Financial Systems Ltd., or Ecotech. Although we did not and do not believe that we owed an indemnity obligation, we entered into a settlement agreement in October 2007, according to which we are to contribute $500,00, plus V.A.T. of the $4.2 million, plus V.A.T. that Mifal has agreed to pay to Ecotech in settlement of the dispute. According to the agreements and waivers that were signed, the third-party claim against us is to be dismissed with prejudice and both Mifal and Ecotech will waive all claims against us in connection with the patent, all subject to the payment of the settlement amounts, which are due from Mifal by the end of November and from us upon receipt of the dismissal and releases

Support Consultants, Inc. On July 13, 2006, Support Consultants, Inc., or SCI, and Kevin McDonald, SCI’s sole owner, filed a suit in Superior Court for the County of Riverside, California against us. The complaint alleged that we owed $830,000 in unpaid commissions relating to the placement of Class II games in California. SCI also sought recovery of prejudgment interest, court costs and attorneys’ fees. We removed the case to the US District Court for the Central District of California, Eastern Division, and we sought a declaration that SCI was not entitled to the $830,000. We agreed to settle with both plaintiffs for the total sum of $275,000. Both SCI and Kevin McDonald executed a full and final release of us, as well as any future claims to revenue generated by us at various tribal casinos in California. On June 28, 2007, the court dismissed the case with prejudice.

WMS Gaming, Inc. In April 2007, WMS Gaming, Inc., or WMS, a third-party game supplier from which we and our wholly-owned subsidiary, MegaBingo, Inc., license games and purchase game machines, contacted us and claimed that the form of the reports that we had provided for several years was not adequate with respect to WMS game themes placed on gaming machines in the field. WMS asserted that the reports were insufficient to permit a definitive determination that reported transactions were non-chargeable transfers rather than chargeable new placements. WMS also asserted that governing license agreements, or the Agreements, did not give us the right to substitute a game theme on a gaming machine without the payment of an additional license fee. We contended that the reporting had been adequate and accepted by WMS and that the substitution was supported by the Agreements and by the original intent and course of dealing of the parties. On April 25, 2007, MegaBingo received an invoice from WMS purporting to bill us for approximately $7 million in alleged unpaid license and related fees. WMS later increased its invoiced amount to approximately $12.1 million plus interest. On September 12, 2007, after attempts to reconcile our differences failed, WMS sent notices asserting that we were in default of the Agreements for the reasons stated above and other alleged breaches. In an effort to resolve the dispute, WMS has granted extensions of the cure period provided in the Agreements and we have developed a more detailed, historical database to provide WMS with the game theme movement and substitution information that it requested. We believe that this additional information has enabled the parties to determine that the remaining major dispute concerning the right to substitute game themes involves license and related fees of $3 million, rather than $12.1 million. WMS has agreed to extend the cure periods until December 21, 2007, to allow the parties an opportunity to reach a business resolution of their dispute. We either have cured or intend to cure any alleged breaches and intend to resolve any remaining differences with WMS. If disputed issues are not resolved, any adverse determination could have a material effect on our financial position, operating results and cash flows.

New York Sales Tax Audit. On August 6, 2007, we received a Statement of Proposed Audit Change for Sales and Use Tax with respect to equipment purchased and leased to customers in the state of New York. The proposed audit adjustment is for $811,691 in sales tax and $612,732 in interest and penalties. We disagree with the position of the state of New York and have protested this proposed adjustment. Management believes there are adequate reserves for this matter, but it is nonetheless possible that the ultimate resolution of this tax matter could be in an amount different from the reserve amount.

Johnson Act. In October 2005, the Department of Justice, or DOJ made available to the public proposed legislation the agency has drafted amending the Johnson Act. After conducting a series of consultation meetings with Native American tribes, the DOJ released a newly revised draft bill that, if enacted, could materially and adversely affect our Class II gaming market. The proposed legislation would classify electronic technologic aids used by Native American tribes in Class II games, such as bingo, as gambling devices, and would authorize the use of such Class II devices by Native American tribes only if such devices are certified by the National Indian Gaming Commission, or NIGC, as Class II technologic aids. The proposed legislation authorizes the NIGC to promulgate regulations regarding the use of technologic aids. The NIGC regulations must maintain a distinction between Class II technologic aids and Class III gambling devices based upon the internal and external characteristics of the gambling devices and the manner in which the games using gambling devices are played. The DOJ was unable to find congressional sponsors for its proposed bill during the 109th Congress, which concluded in December 2006. To date, the DOJ’s proposed bill has not been introduced in the First Session of the 110th Congress.

NIGC Class II Game Classification Regulations. On October 24, 2007, the NIGC published in the Federal Register, four proposed rules concerning classification standards to distinguish between Class II games played with technologic aids and Class III facsimiles of games of chance, a revision of the definition of “electronic or electromechanical facsimile,” technical standards for Class II gaming and Class II minimum internal control standards. If the Classification Standards and the revised definition of “electronic or electromechanical facsimile” become final regulations, they will have a material and adverse economic impact on the Class II gaming market by limiting the use of Class II electronic technology and severely restricting the manner in which bingo may be played thereby making Class II games less attractive to the customer.

Development Agreements. In 2004, we received a letter from the Acting General Counsel of the NIGC, dated November 30, 2004, advising us that our agreements with a certain customer may evidence a proprietary interest by us in a tribe’s gaming activities, in violation of IGRA and the tribe’s gaming ordinances. The NIGC invited us and the tribe to submit any explanation or information that would establish that the agreements’ terms do not violate the requirement that tribes maintain sole proprietary interest in their own gaming operations.

In a letter dated November 8, 2007, the Acting General Counsel of the NIGC reiterated the statements made in her November 30, 2004 letter, that the NIGC did not then conclude that the agreements with the tribe that it reviewed constituted management agreements, but that the NIGC was concerned that, taken together, the agreements demonstrated a proprietary interest, by us, in the tribe’s gaming activity that may be contrary to law. Although we believe that we responded to the NIGC in 2004, explaining why the agreements did not violate the sole proprietary interest prohibition of IGRA and did not constitute a management agreement, the November 8, 2007 letter indicated that the NIGC did not receive the written explanation or further information and is now requesting an explanation. We responded with a letter indicating that we would provide such an explanation.

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

Noncompete Settlement. Effective April 27, 2007, we and our former Chief Executive Officer agreed to terminate his noncompete agreement. As a result of this settlement and extinguishment, we have recorded income, included in other income, of approximately $1.4 million for the extinguishment of the related liability, during the quarter ended June 30, 2007.

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

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2007 covered by this report, through the solicitation of proxies or otherwise.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market, or NASDAQ, under the symbol “MGAM.” Prior to September 27, 2001, we were listed on the Nasdaq Small Cap Market under the same symbol. The following table sets forth the quarterly high and low closing sale prices per share of our common stock as reported by NASDAQ for each quarter during the last two fiscal years.

Fiscal Quarter	High	Low
2006
First Quarter	$10.93	$8.50
Second Quarter	15.26	8.77
Third Quarter	15.14	9.10
Fourth Quarter	10.78	7.99

2007
First Quarter	$10.14	$8.92
Second Quarter	12.25	8.97
Third Quarter	13.24	10.66
Fourth Quarter	12.95	8.20

There were approximately 57 holders of record of our common stock as of December 5, 2007.

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

The following table provides information regarding repurchase by us of our common stock during the 13-week period ended September 30, 2007. This purchase was conducted under a publicly announced tender offer. There were no other share repurchases during the year ended September 30, 2007.

Summary of Stock Repurchases

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2007 to July 31, 2007	1,992,032	$12.74	1,992,032	886,763
August 1, 2007 to August 31, 2007	—	—	—	886,763
September 1 to September 30, 2007	—	—	—	886,763

Total	1,992,032	$12.74	1,992,032

The Company’s share repurchase program is conducted pursuant to the stock repurchase program which the Company announced on September 17, 2007. On September 10, 2007, our Board of Directors authorized the repurchase by us of 887,000 shares of our common stock. Under the repurchase program, we may repurchase outstanding shares of our common stock from time to time in the open market. Unless terminated earlier or otherwise extended by resolution of our Board of Directors, the repurchase program will expire on June 30, 2008. For a description of our authorized stock repurchase plans, see “Item 9. Stockholder’s Equity.”

Equity Compensation Plan Information

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)	Weighted-average exercise price of outstanding options, warrants, and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders	3,810,106	$7.13	2,236,090
Equity compensation plans not approved by security holders	373,500	6.74	—

Total	4,183,606	$7.09	2,236,090

(1)	Stock Plans are discussed in further detailed under “PART IV – Item 15. Exhibits and Financial Statement Schedules – Note 9. Stockholders’ Equity.”

Performance Comparison Graph. The following graph depicts our total return to shareholders from September 30, 2002 through September 30, 2007, relative to the performance of (i) the NASDAQ Composite Index; and (ii) stock in a selected peer group index, or the “Peer Group”. The Peer Group consists of Progressive Gaming International Corp. (formerly Mikohn Gaming Corp.), IGT, WMS, Inc., Bally and Shuffle Master, Inc. All indices shown in the graph have been reset to a base of 100 as of September 30, 2002, and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. Multimedia Games has never paid a dividend on its common stock. The stock price performance shown in the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Multimedia Games, Inc., The NASDAQ Composite Index

And A Peer Group

*	$100 invested on 9/30/02 in stock or index-including reinvestment of dividends.

Fiscal years ending September 30.

ITEM 6.	Selected Financial Data

The following selected financial data are derived from our Consolidated Financial Statements. The data below should be read in conjunction with our Consolidated Financial Statements and Notes thereto, “Risk Factors” contained in Item 1(a) of this Annual Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this Annual Report.

	Years Ended September 30,
	2007	2006	2005	2004	2003
	(In thousands, except per-share amounts)
Consolidated Income Statement Data
Revenues	$121,917	$145,112	$153,216	$153,675	$124,673
Operating income (loss)	(4,589)	7,502	29,822	50,431	50,731
Net income (loss)	(744)	3,532	17,643	32,772	31,655
Earnings (loss) per share:
Basic	(0.03)	0.13	0.64	1.19	1.22
Diluted	(0.03)	0.12	0.60	1.07	1.08
Consolidated Balance Sheet Data:
Working capital (deficit)	$22,621	$(5,835)	$(19,401)	$249	$18,180
Total assets	256,269	268,541	254,692	217,407	143,730
Long-term obligations	82,412	47,243	37,317	14,685	12,795
Total stockholders’ equity	147,809	167,945	158,917	150,147	102,112

Effective October 1, 2005 (our fiscal year ended September 30, 2006), we adopted the share-based payment provisions of SFAS 123(R), using the modified prospective transition method. Prior period amounts do not include a pro forma adjustment for stock compensation expense.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a supplier of interactive systems, server-based gaming systems, interactive electronic games, player terminals, stand-alone player terminals, video lottery terminals, electronic scratch ticket systems, electronic instant lottery systems, player tracking systems, casino cash management systems, slot accounting systems, slot management systems, unified currencies and electronic and paper bingo systems for Native American, racetrack casino, casino, charity and commercial bingo, sweepstakes, lottery and video lottery markets and provide support and services and operations support for our customers and products. We design and develop networks, software and content that provide our customers with, among other things, comprehensive gaming systems, some of which are delivered through a telecommunications network that links our player terminals with one another, both within and among gaming facilities. Our ongoing development and marketing efforts focus on Class II and Class III gaming systems and products for use by Native American tribes; video lottery terminals, video lottery systems, stand-alone player terminals, electronic instant scratch systems and other products for domestic and international lotteries; products for domestic and international charity and commercial bingo markets; and promotional, sweepstakes and amusement with prize systems.

We derive the majority of our gaming revenues from participation agreements under which we place gaming systems, player terminals, proprietary and licensed content operated on player terminals, and back-office systems and equipment, which we collectively refer to as gaming systems. To a lesser degree, we derive revenue from the sale of or placement of gaming systems in the Washington State Class III market under lease-purchase or participation arrangements, and from the small back-office fees generated by those video lottery systems. We also generate gaming revenues in return for providing the central determinant system for a network of player terminals operated by the New York State Division of the Lottery. A significantly smaller portion of our revenues is generated from the sale of gaming equipment in the Class III market in Washington State, except for a relatively few periods during which market conditions result in a temporary increase in the number of player terminals sold during the period (e.g., the opening of a new casino, or a change in the law that allows existing casinos to increase the number of player terminals permitted under prior law). We also derive a small portion of our revenue from the sale of lottery systems and the placement of nontraditional gaming products such as electronic scratch tickets, sweepstakes or linked interactive paper bingo systems. Recently, we entered the International electronic bingo market and currently supply bingo systems to two customers in Mexico and receive fees based on the net earnings of the system. During fiscal 2008, we intend to derive revenue from the sale of stand-alone slot machines to Class III Native American markets.

Class II Market

We derive our Class II gaming revenues from participation arrangements with our Native American customers. Under these arrangements, we retain ownership of the gaming equipment installed at our customers’ tribal gaming facilities, and receive revenue based on a percentage of the hold per day generated by each gaming system. Our portion of the hold per day is reported by us as “Gaming revenue – Class II” and represents the total amount that end users wager, less the total amount paid to end users for prizes, the amounts retained by the facilities for their share of the hold and the accretion of contract rights. Currently, the majority of our customer sites have been upgraded with our Gen 5 gaming system. The product is replacing the Gen IV back-office system that we introduced in late 2003, which allowed us to enhance prior systems by adding bonus-round games and wide-area progressive jackpots to our extensive library of game titles. The Gen5 product features a more robust database for accounting, player tracking and database marketing, enhancing hardware and software redundancy, providing customers with currency accounting and player tracking support capabilities for third-party vendor games, and for offering the ability to include Class II and Class III compacted games on a single integrated system.

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

Oklahoma Compact Market

The Oklahoma market allows for certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. The Oklahoma gaming compact allows tribes to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma are allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. As of September 30, 2007, we had placed 4,088 player terminals at 32 facilities that are operating under the Oklahoma gaming compact. We generally receive a 20% revenue share for the games played under the Oklahoma Gaming Compact.

Charity Market

Charity bingo and other forms of charity gaming are operated by or for the benefit of nonprofit organizations for charitable, educational and other lawful purposes. These games are typically only interconnected within the gaming facility where the terminals are located. Regulation of charity gaming is vested with each individual state, and in some states, regulatory authority is delegated to county or municipal governmental units. We typically place player terminals under participation arrangements in the charity market and receive a percentage of the hold per day generated by each of the player terminals. As of September 30, 2007, we had 2,399 high-speed, standard bingo games installed for the charity market in three Alabama facilities.

All Other Gaming Markets

Class III Washington State Market. The majority of our Class III gaming equipment in Washington State has been sold to customers outright, for a one-time purchase price, which is reported in our results of operations as “Gaming equipment, system sale and lease revenue.” Certain game themes we use in the Class III market have been licensed from third parties and are resold to customers along with our Class III player terminals. Historically, revenue from the sale of Class III gaming equipment is recognized when the units are delivered to the customer, and the licensed games installed. To a considerably lesser extent, we also enter into either participation arrangements or lease-purchase arrangements for our Class III player terminals, on terms similar to those used for our player terminals in the Class II market.

We also receive a small back-office fee from both leased and sold gaming equipment in Washington State. Back-office fees cover the service and maintenance costs for back-office servers installed in each facility to run our Class III games, as well as the cost of related software updates.

State Video Lottery Market. In January 2004, we installed our central determinant system for the video lottery terminal network that the New York Lottery operates at licensed New York State racetrack casinos. As payment for providing and maintaining the central determinant system, we receive a small portion of the network-wide hold per day. This contract provides for a three-year term with an additional three one-year automatic renewal under certain conditions. In January 2006, we began installing video lottery terminals in Iowa. During the fiscal year ended September 30, 2006, legislation in Iowa required the removal of all video lottery terminals on or before May 3, 2006. During fiscal year 2006, all installed terminals had been removed. During the period the terminals were active, we effectively received hold-per-day-based payments for providing the player terminals, and an additional percentage of the hold per day for providing the system.

International Commercial Bingo Market. In March 2006, we entered into a contract with Apuestas Internacionales, S.A. de C.V., or Apuestas, a subsidiary of Grupo Televisa, S.A., to provide traditional and electronic bingo gaming, technical assistance, and related services for Apuestas’ locations in Mexico. As of September 30, 2007, we had installed 2,515 player terminals at nine sites in Mexico under this contract. To date, there are not as many permanent facilities opened as we originally projected, and the hold per day is below our original expectations. At September 30, 2007, all installed player terminals placed are pursuant to a revenue share arrangement that is comparable with our Oklahoma market.

Effective September 19, 2007, we entered into a contract with Atracciones y Emociones Vallarta, S.A. de C.V., or AE Vallarta, a Mexican incorporated company to provide traditional and electronic bingo gaming, technical assistance, and related services for AE Vallarta’s locations in Mexico. As of September 30, 2007, we had installed no player terminals in Mexico under this contract, but currently have 200 player terminals at one location. Our agreement with this license holder gives us the right to place 1,000 player terminals over the first year of the contract. The contract has a five year term.

Promotional Sweepstakes Market. In December 2005, we installed a promotional sweepstakes system to the operator of the Birmingham Race Course, a greyhound race course in Birmingham, Alabama. The promotional sweepstakes system allowed a patron to obtain free sweepstakes entries either by purchasing a product or service or by other means whereby no purchase was necessary. There were a number of methods that allowed a patron to redeem sweepstakes entries, including having the predetermined outcome displayed by video card readers.

On December 1, 2006, the Alabama Supreme Court issued an opinion, finding that the promotional sweepstakes was unlawful under Alabama’s gambling laws. The promotional sweepstakes system was shut down at the Birmingham Race Course facility and as of January 31, 2007, we had removed the sweepstakes system from the facility. As of January 31, 2007, we had removed the sweepstakes system from the facility. We recorded a write-off of $111,000 for all unamortized installation and software costs during the quarter ended December 31, 2006.

Revenues from the promotional sweepstakes are included in “Other” revenues in statements of operations.

Development Agreements.

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

We have in the past and may in the future, reduce the number of player terminals in certain of our facilities as a result of ongoing competitive pressures faced by our customers from alternative gaming facilities and pressures faced by our machines from competitors’ products. We have in the past and in the future may also, by mutual agreement and for consideration, amend these contracts in order to reduce the number of player terminals at these facilities.

We recently committed to a significant, existing tribal customer to provide approximately 43.8%, or $65.6 million, of the total funding for a facility expansion. In return for this commitment to fund the expansion, we will receive approximately 35% of the 4,000 additional gaming units that are expected to be placed in the expanded facility in southern Oklahoma. We will record all advances as a note receivable and impute interest on the interest free loan. The discount (imputed interest) will be recorded as contract rights and will be amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. The funding, which commenced in the third quarter of 2007, will continue with $19.4 million funded in the first quarter of 2008 and the remaining $21.5 million funded in the second and third quarters of 2008. As of September 30, 2007, we had advanced $24.8 million toward this commitment.

As a result the recent substantial levels of development activity in Oklahoma, we expect the future pace of development there to decline somewhat. Accordingly, we do not anticipate future levels of development participation on our part in Oklahoma to keep pace with our historical levels. As of September 30, 2007, we have placed approximately 4,200 units in 11 facilities in Oklahoma pursuant to development agreements.

Recent Developments

On October 24, 2007, the NIGC published in the Federal Register, four proposed rules concerning classification standards to distinguish between Class II games played with technologic aids and Class III facsimiles of games of chance, a revision of the definition of “electronic or electromechanical facsimile,” technical standards for Class II gaming and Class II minimum internal control standards. If the Classification Standards and the revised definition of “electronic or electromechanical facsimile” become final regulations, they will have a material and adverse economic impact on the Class II gaming market by limiting the use of Class II electronic technology and severely restricting the manner in which bingo may be played thereby making Class II games less attractive to the customer.

Results of Operations

The following tables set forth our end-of-period and average installed base of player terminals for the years ended September 30, 2007, 2006 and 2005.

	At September 30,
	2007	2006	2005
End-of-period installed player terminal base:
Class II player terminals
New Generation system—Reel Time Bingo	3,840	7,280	9,189
Legacy system	384	373	461
Oklahoma compacted games	4,088	2,408	1,076
Other player terminals(1)	5,250	3,119	2,565

	Years Ended September 30,
	2007	2006	2005
Average installed player terminal base:
Class II player terminals
New Generation system—Reel Time Bingo	5,305	8,404	10,035
Legacy system	363	396	638
Oklahoma compacted games	3,548	1,393	400
Other player terminals(1)	4,149	2,839	2,942

(1)	Other player terminals include charity, TILG, Mexico, Iowa Lottery and Malta. The period end counts are not affected by the Iowa Lottery or TILG, as no units were installed at the end of the fiscal year.

At September 30, 2007, there were no sweepstakes video readers installed and the average installed base for fiscal year 2007 was 376. There were 1,318 sweepstakes video readers installed at September 30, 2006, and the average installed base for fiscal 2006 was 820. No sweepstakes video readers were installed at September 30, 2005. These sweepstakes video readers are not included in the above tables.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in “PART IV – Item 15. Exhibits and Financial Statement Schedules.”

Fiscal 2007 Compared to Fiscal 2006

Total revenues for 2007 were $121.9 million, compared to $145.1 million in 2006, a $23.2 million, or 16% decrease.

Gaming Revenue – Class II

•

Class II gaming revenue decreased by $41.2 million, or 46%, from $89.2 million in 2006 to $48.0 million in 2007. We expect the number of Class II terminals to continue to decrease as they are replaced with higher-earning Oklahoma compact player terminals.

•

Legacy revenue decreased $164,000, or 5%, to $2.9 million in 2007, from $3.0 million in 2006. The average installed base of Legacy player terminals decreased 8%, which was partially offset by a 3% increase in hold per day.

•

Reel Time Bingo revenue was $45.1 million in 2007, compared to $86.2 million in 2006, a $41.1 million, or 48% decrease. The average installed base of player terminals and the average hold per day decreased 37% and 11%, respectively. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, decreased $1.7 million, or 40% to $2.6 million in 2007, compared to $4.3 million in 2006. The reduction in accretion of contract rights is the result of allocating the total accretion rights across all product lines with the majority being allocated to Oklahoma Compact. During 2007, we continued to convert Reel Time Bingo player terminals to games played under the compact, which are included in “Gaming revenue—Oklahoma compact,” and we expect this trend to continue in the future as Reel Time Bingo competes with the higher hold per day of compact games. In addition, as a result of the conversion from Reel Time Bingo to games played under the compact, our revenue share percentage will decrease to the market rate for compact games.

Gaming Revenue – Oklahoma Compact

•	In March 2005, we began converting Reel Time Bingo player terminals to games that could be played under the Oklahoma compact. These games generated revenue of $37.1 million in 2007, compared to $10.6 million in 2006, an increase of $26.5 million. The average installed base increased 155% as the conversion of Class II player terminals to compact games continues. Hold per day increased 38%, primarily as a result of the higher installed base of the stand-alone units, which have a higher hold per day. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, increased to $2.9 million in 2007, compared to no accretion in 2006.

Gaming Revenue – Charity

•

Charity gaming revenues decreased 2%, to $18.0 million for 2007, compared to $18.4 million for the same period of 2006. The average installed player terminal base and average hold per day remained consistent across 2007 and 2006.

Gaming Revenue – All Other

•

Class III rental and back-office fees in Washington State decreased 19%, to $3.7 million in 2007, from $4.6 million during the same period of 2006. As of January 2006, we no longer have any rental customers. We continue to receive a small back-office fee from each of the twelve gaming facilities in the state of Washington where we are located.

•

Revenues from the New York Lottery system increased 118%, to $5.8 million in 2007, from $2.6 million in 2006. At September 30, 2007, eight of the nine planned racetrack casinos are operating, with approximately 13,100 total terminals. To date, we have realized substantially less revenue than anticipated from our New York Lottery operations, in significant part due to delays in the opening of planned racetrack casino operations at several racetracks. At the current placement levels, we have obtained near break-even operations for the New York Lottery system and expect to achieve profitable operations after all of the facilities are operating.

•

The Iowa Lottery system operated between January and May 2006, and generated revenues of $616,000 during that time period. Pursuant to legislative actions, these units were disconnected from our central determinant system in May 2006. Revenue from providing player terminals was recorded in “Gaming equipment, system sale and lease revenue.”

•

Revenues from the Mexico bingo market increased $3.7 million to $4.3 million in 2007, from $604,000 in 2006. As of September 30, 2007, we had installed 2,515 player terminals at nine sites in Mexico compared to 600 terminals at four sites installed at four sites at September 30, 2006. To date, there are not as many permanent facilities opened as we originally projected, and the hold per day is below our original expectations. Our revenue share is in the range of the other markets in which we operate.

Gaming Equipment and System Sale and Lease Revenue and Cost of Sales

•

Gaming equipment and system sale and lease revenue decreased $11.1 million, or 79% to $2.9 million for 2007, from $13.9 million for the same period of 2006. Gaming equipment and system sale revenue of $1.1 million, for 2007, includes two system sales and no player terminals. Gaming equipment and system sale and lease revenue of $11.7 million, for 2006, included one system sale of $8.0 million, 416 player terminals sales of $3.0 million, and Iowa Lottery lease revenue of $681,000. In 2007 and 2006, gaming equipment sale revenue included revenues of $1.1 million for both periods, related to a certain equipment sale being recognized ratably over the term of the agreement. License revenues for 2007 were $689,000, compared to $1.1 million for 2006, a decrease of $434,000, or 39%, due primarily to the decline in player terminal sales discussed above. Total cost of sales, which includes cost of royalty fees, decreased $9.5 million, or 81% to $2.2 million in 2007, from $11.8 million in 2006 due to the decreased sales discussed above.

Other Revenue

•

Other revenues decreased $2.4 million or 54% to $2.1 million for fiscal 2007, from $4.5 million during fiscal 2006. The decrease is primarily due to discontinuation of the promotional sweepstakes system in January 2007.

Selling, General and Administrative Expenses

•

Selling, general and administrative expenses decreased $2.5 million, or 4%, to $66.1 million in 2007, from $68.6 million in 2006. This decrease was primarily a result of a) a decrease in salaries and wages and the related employee benefits of approximately $2.6 million relating to the reduction in staff in February 2007 (at September 30, 2007, we employed 427 full-time and part-time employees, compared to 503 at

September 30, 2006); b) a decrease in share-based compensation of $1.5 million for 2007 due to a decrease in the number of unvested outstanding options; and c) a decrease in travel costs of approximately $1.3 million due to the ramp up in 2006 for new markets, primarily Mexico. Partially offsetting these decreases were a) increases in consulting and contract labor of approximately $1.3 million, primarily related to the design of new gaming cabinets; b) an increase in other taxes and license fees of $847,000, primarily related to an annual license renewal for third-party licenses and an estimated settlement for use tax; and c) an increase in repairs and maintenance, transportation and related costs of $752,000, primarily due to units being refurbished for deployment in Mexico.

Amortization and Depreciation

•

Amortization expense decreased $194,000, or 3%, to $6.3 million in 2007, compared to $6.5 million in 2006. Depreciation expense increased $1.1 million, or 2%, to $51.8 million in 2007, from $50.7 million in 2006 due to the placement of new player terminals as the conversion of Class II player terminals to Oklahoma compact games continues.

Other Income and Expense

•

Interest income increased 51%, to $4.6 million in 2007, from $3.0 million in 2006, due to imputed interest resulting from advances under certain development agreements. We entered into development agreements with a customer under which approximately $110.4 million has been committed under interest-free loans in which we will impute interest. During fiscal 2007, we recorded imputed interest of $2.6 million relating to development agreements with an imputed interest rate range of 6% to 8.25%.

•

Interest expense increased $518,000, or 12%, to $5.0 million for 2007, from $4.5 million for 2006, due primarily to an increase in amounts outstanding under our previous Credit Facility. Our previous Credit Facility provided us with a $20.0 million term loan facility, or the Term Loan, a $25.0 million revolving line of credit, or the Revolver, and $35.0 million and $9.5 million in reducing revolving lines of credit, or the Reducing Revolvers. During April 2007, we entered into a $150 million Revolving Credit Facility, which replaced our previous Credit Facility in its entirety. We subsequently amended the Revolving Credit Facility on October 26, 2007 to transfer $75 million of the revolving credit commitment to a fully funded $75 million term loan.

•

Other income was $3.1 million for the year ended September 30, 2007, with no such income in fiscal 2006. Other income consisted of a distribution from a partnership interest, accounted for on the cost basis that we received during 2007. In addition, we had the extinguishment of an intangible asset and related liability due to the termination of a non compete agreement with our former Chief Executive Officer as of April 27, 2007.

Income tax expense decreased to a benefit of $1.2 million for 2007, compared to an income tax expense of $2.5 million in 2006. These figures represent effective tax rates of 61.3% and 41.6% for fiscal 2007 and 2006, respectively. SFAS No. 123(R) is a revision of SFAS No. 123, and includes several modifications to the way that income taxes are recorded in the financial statements. The expense for incentive stock option grants is only deductible for financial reporting and income tax purposes at the time that the taxable event takes place, which could cause variability in our effective tax rates recorded throughout our fiscal year. The higher effective tax rate for 2006 was primarily a result of the timing of such deductibility of stock options.

Our tax years ended 2002, 2003 and 2004 have been under examination from the Internal Revenue Service, or IRS. In June 2006, we received an assessment of approximately $686,000, plus interest and penalties, primarily relating to the deductibility of certain lobbying expenses. We protested the proposed adjustment and we have reached an agreement with the IRS resolving this tax dispute. Under that agreement, we will pay additional federal taxes of about $67,000 plus applicable interest.

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

•

Reel Time Bingo revenue was $86.2 million in 2006, compared to $109.6 million in 2005, a $23.4 million, or 21% decrease. The average installed base of player terminals and the average hold per day decreased 16% and 8%, respectively. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, increased $1.8 million, or 68% to $4.3 million in 2006, compared to $2.5 million in 2005. During 2006, we continued to convert Reel Time Bingo player terminals to games played under the compact, which are included in “Gaming revenue—All other,” and we expect this trend to accelerate in the future as Reel Time Bingo competes with the higher hold per day of compact games. In addition, as a result of the conversion from Reel Time Bingo to games played under the compact, our revenue share percentage will decrease to the market rate for compact games.

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

•

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

Amortization and Depreciation

•

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

Other Income and Expense

•

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

•

Interest expense increased 65%, to $4.5 million for 2006, from $2.7 million for 2005, due primarily to an increase in amounts outstanding under our previous Credit Facility of $28.2 million and an overall increase in interest rates. The previous Credit Facility provided us with a $20.0 million term loan facility, or the Term Loan, a $25.0 million revolving line of credit, or the Revolver, and $35.0 million and $9.5 million in reducing revolving lines of credit, or the Reducing Revolvers. During April 2007, we entered into a $150 million Revolving Credit Facility, which replaced our previous Credit Facility in its entirety. We subsequently amended the Revolving Credit Facility on October 26, 2007 to transfer $75 million of the revolving credit commitment to a fully funded $75 million term loan.

•

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

Recent Accounting Pronouncements Issued

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

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires companies to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior-year misstatements on the current year financial statements. This pronouncement is effective for us in our fiscal year ending September 30, 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 will be applied prospectively and will be effective for us beginning in October 2008. We are currently evaluating the effect, if any, of SFAS 157 on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective for us beginning in October 2008. We are currently evaluating the effect, if any, of SFAS 159 on our consolidated financial statements.

Liquidity and Capital Resources

At September 30, 2007, we had unrestricted cash and cash equivalents of $5.8 million, compared to $4.9 million at September 30, 2006. Our working capital for 2007 increased to $22.6 million, compared to a working capital deficit of $5.8 million for 2006. The increase in working capital was primarily the result of the classification of the majority of our debt as non current, in accordance with our new Credit Facility, and the payoff of the current portion of long term debt and capital leases. During 2007, we used $59.2 million for capital expenditures of property and equipment, $9.7 million for payments of accounts payable and accrued expenses, and we collected $56.4 million on development agreements, with $28.5 million advanced under development agreements. Under the new Credit Facility, our availability as of September 30, 2007, is $68.0 million.

During July 2007, we completed a modified “Dutch Auction” Tender Offer to purchase up to $25.0 million of our common stock and the associated preferred share purchase rights. We accepted, for purchase, an aggregate of 1,992,032 shares of our common stock at a purchase price of $12.74 per share, for an aggregate share repurchase of approximately $25.0 million. Additionally, we incurred costs of $387,457 related to the Tender Offer that is recorded in treasury stock.

As of September 30, 2007, our total contractual cash obligations were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Revolving Credit Facility(1)	$604	$1,347	$10,060	$—	$12,011
Credit Facility Term Loan(2)	6,722	13,264	81,836	—	101,822
Operating leases(3)	2,433	4,059	629	12	7,133
Purchase commitments(4)	4,613	5,229	—	—	9,842
Development agreements(5)	41,659	—	—	—	41,659

Total	$56,031	$23,899	$92,525	$12	$172,467

(1)	Relating to the Revolving Credit Facility, bearing interest at Prime + 0.75% (8.5% as of September 30, 2007) and at the Eurodollar rate (6.63% as of September 30, 2007).
(2)	Consists of amounts borrowed under our Credit Facility at an annual interest rate of Prime + 0.75% (8.5% as of September 30, 2007) and at the Eurodollar rate (6.63% as of September 30, 2007).
(3)	Consists of operating leases for our facilities and office equipment that expire at various times through 2011.
(4)	Consists of commitments to order third-party gaming content licenses and for the purchase of player terminals.
(5)	Consists of a commitment to fund a gaming facility expansion in Southern Oklahoma.

During fiscal 2007, we generated cash from operations of $34.1 million, compared to $52.2 million during 2006. This $18.1 million decrease in cash generated from operations over the prior period was primarily a result of the decrease in earnings during the current year, the timing of payments related to accounts payable, collections from accounts receivable and increase in deferred income tax assets.

Cash used in investing activities decreased to $33.6 million in 2007, from $64.8 million in 2006. The decrease primarily relates to the net amounts advanced under development agreements during fiscal 2007 decreasing $49.6 million to receipts of $27.9 million, from advances of $21.7 million in fiscal 2006. The decrease was partially offset by the $21.6 million increase in cash capital expenditures, to $59.2 million in 2007, up from $37.6 million in 2006.

During the year ended September 30, 2007, capital expenditures consisted of:

Capital Expenditures
(In thousands)
Gaming equipment	$51,706
Third-party gaming content licenses	6,907
Other	599

Total	$59,212

Cash provided by financing activities for 2007 was $356,000, compared to $17.4 million in 2006. We made treasury stock purchases of $25.4 million and $1.5 million in 2007 and 2006, respectively. Net borrowings under our revolving line of credit were $26.0 million for fiscal 2007, compared to $28.2 million during fiscal 2006. During 2007, we collected $4.8 million from the exercise of warrants and options and the related tax benefit, compared to $4.2 million in 2006.

Our capital expenditures for the next twelve months will depend upon the number of new player terminals that we are able to place into service at new or existing facilities and the actual number of repairs and equipment upgrades to the player terminals that are currently in the field. As a result of the earnings potential of compact games in the Oklahoma market, it is our strategy to either place compact games or to convert our Oklahoma Class II games to the compact games. As part of our strategy, we will offer compact games developed by us, as well as games from two other gaming suppliers. As a result, we have entered into purchase commitments for future purchases of player stations and licenses totaling $4.6 million.

We recently committed to a significant, existing tribal customer to provide approximately 43.8%, or $65.6 million, of the total funding for a facility expansion. In return for this commitment to fund the expansion, we will receive approximately 35% of the 4,000 additional gaming units that are expected to be placed in the expanded facility in southern Oklahoma. We will record all advances as a note receivable and impute interest on the interest-free loan. The discount (imputed interest) will be recorded as contract rights and will be amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. The funding, which commenced in the third quarter of 2007, will continue with $19.4 million funded in the first quarter of 2008 and the remaining $21.5 million funded in the second and third quarters of 2008. As of September 30, 2007, we had advanced $24.8 million toward this commitment.

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

Off Balance Sheet Arrangements

At September 30, 2007, we had $60,000 in outstanding letters of credit.

Credit Facility

On April 27, 2007, we entered into a $150 million Revolving Credit Facility which replaced our previous Credit Facility in its entirety. We subsequently amended the Revolving Credit Facility on October 26, 2007 to transfer $75 million of the revolving credit commitment to a fully funded $75 million term loan due April 27, 2012.

The new Credit Facility provides the ability to finance development agreements and acquisitions and working capital for general corporate purposes. Amounts under the $75 million revolving credit commitment and the $75 million term loan mature in five years, and advances under the term loan and revolving credit commitment bear interest at a Base rate at Prime + 0.75% (8.5% as of September 30, 2007) or a Eurodollar rate (6.63% as of September 30, 2007), tied to various levels of interest pricing determined by total debt to EBITDA.

The new Credit Facility is collateralized by substantially all of our assets, and also contains financial covenants as defined in the agreement. These covenants include (i) a minimum fixed-charge coverage-ratio of not less than 1.50 : 1.0; (ii) a maximum total debt to EBITDA ratio of not more than 2.25 : 1.00 through June 2008, and 1.75 : 1.00 from June 2008 thereafter; and (iii) a minimum trailing twelve-month EBITDA of not less than $57 million for the quarter ended September 30, 2007, and $60 million for each quarter thereafter. The new Credit Facility requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in our businesses). The new Credit Facility also requires that we enter into hedging arrangements covering at least $50 million of the term loan for a three-year period.

Share Repurchase

During July 2007, we completed a modified “Dutch Auction” Tender Offer to purchase up to $25.0 million of our common stock and the associated preferred share purchase rights. We accepted, for purchase, an aggregate of 1,992,032 shares of our common stock at a purchase price of $12.74 per share, for an aggregate share repurchase of approximately $25.0 million. Additionally, we incurred costs of $387,457 related to the Tender Offer that will be recorded in treasury stock.

Stock Repurchase Authorizations

At September 30, 2007, excluding the Tender Offer, there were approximately 887,000 shares of common stock authorized for repurchase. The timing and total number of shares repurchased will depend upon available cash, prevailing market conditions, other investment opportunities, and capital commitments.

During fiscal 2007 and 2006, we repurchased with cash 1,992,032 and 159,146 shares, respectively, of our common stock, at an average cost of $12.74 and $9.15, respectively. All of the shares repurchased during fiscal 2007 were conducted under a publicly announced tender offer.

Stock-Based Compensation

At September 30, 2007, we had approximately 4.2 million options outstanding, with exercise prices ranging from $1.00 to $21.53 per share. At September 30, 2007, approximately 3.7 million of the outstanding options were exercisable.

During fiscal 2007, options to purchase 160,000 shares of common stock were granted. During fiscal 2007, we issued 711,796 shares of common stock as a result of stock option exercises with a weighted average exercise price of $4.78.

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

Revenue Recognition. The majority of our gaming revenue is of a recurring nature, and is generated under participation arrangements when we provide our customers with player terminals, player terminal content licenses, and back-office equipment, collectively referred to as gaming equipment. Under these arrangements, we retain ownership of the gaming equipment installed at customer facilities, and receive revenue based on a percentage of the hold per day generated by the gaming equipment. Certain of our arrangements require a portion of the facilities’ hold per day to be set aside to fund facility-specific marketing, advertising, promotions, and service. These amounts are offset against revenue, and deferred in a liability account until expended. Participation revenue generated from our Native American Class II product is reported in our results of operations as “Gaming revenue – Class II,” revenue from our charity bingo product is included in “Gaming revenue – Charity,” participation revenue from our games played under the Oklahoma Compact is included in “Gaming revenue – Oklahoma Compact,” and participation revenue from our TILG, Mexico, Malta and Native American Class III products, and the Iowa Lottery, are included in “Gaming revenue – All other.”

Revenue generated by player terminals deployed at sites under development agreements is reduced by the accretion of contract rights from those development agreements. Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements, described under “Development Agreements.” The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the consolidated statements of operations.

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

Management reviews long-lived asset classes for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal.

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

Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards, and stock price volatility. Management determined that volatility is based on historical volatility trends. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period. See “PART IV – Item 15. Exhibits and Financial Statement Schedules – Note 9 – Stockholders’ Equity” for further discussion on stock-based compensation.

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

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the year ended September 30, 2007, there was no impairment to the assets’ carrying values.

Notes Receivable. We enter into notes receivable arrangements for the reimbursement of certain development agreement advances and for the sale of equipment and these notes generally bear interest at prevailing interest rates. For notes receivable that do not contain an interest rate, we impute interest at prevailing rates. The notes receivable from equipment sales are collateralized by the related equipment sold. We periodically review our notes for possible impairment whenever events indicate that the carrying value has been impaired and may not be recoverable.

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

	U.S. GAAP Net Income (Loss) to EBITDA Reconciliation (In thousands)
	2007	2006	2005	2004	2003
Net income (loss)	$(744)	$3,532	$17,643	$32,772	$31,655
Add back:
Amortization and depreciation	58,179	57,227	57,105	37,255	22,286
Accretion of contract rights	5,576	4,256	2,538	53	—
Interest expense (income), net	421	1,454	722	374	(19)
Income tax expense (benefit)	(1,179)	2,516	11,457	17,285	19,095

EBITDA	$62,253	$68,985	$89,465	$87,739	$73,017

ITEM 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks in the ordinary course of business, primarily associated with interest rate fluctuations.

Our Credit Facility provides us with additional liquidity to meet our short-term financing needs, as further described under “PART II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “PART IV – Item 15. Exhibits and Financial Statement Schedules – Note 6. Credit Facility, Long-Term Debt and Capital Leases.” Pursuant to our new Credit Facility, we may currently borrow up to a total of $150 million, and our availability as of September 30, 2007, is $68.0 million.

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

We estimate that a hypothetical increase of 100 basis points in interest rates would increase our interest expense by approximately $825,000, based on our variable debt outstanding of $82.0 million as of September 30, 2007. The new Credit Facility also requires that we enter into hedging arrangements covering at least $50 million of the term loan for a three-year period. We expect to enter into the hedging arrangement in December 2007.

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

Evaluation of Disclosure Control and Procedures. An evaluation was carried out under the supervision and with the participation of our management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934) as of the end of our fiscal year ended September 30, 2007. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management’s Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment and those criteria, we believe that we maintained effective internal control over financial reporting as of September 30, 2007.

Our independent registered public accounting firm, BDO Seidman, LLP, have issued an attestation report dated December 10, 2007 on our internal control over financial reporting. That report is included on page 52.

ITEM 9B.	Other Information

None.

PART III

Certain information required by PART III is omitted from this Form 10-K, because we will file a definitive Proxy Statement pursuant to Regulation 14A, or Proxy Statement, no later than 120 days after the end of the fiscal year covered by this Form 10-K, and certain information to be included therein is incorporated herein by reference.

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the Proxy Statement under the headings “Proposal One – Election of Directors,” and “Information Regarding Executive Officer Compensation – Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

We have adopted a code of ethics applicable to our Chief Executive Officer, Chief Financial Officer, Controller and other finance leaders, which is a “code of ethics” as defined by applicable rules of the SEC. This code is publicly available on our website at http://ir.multimediagames.com/downloads.cfm. If the we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to the our Chief Executive Officer, Chief Financial Officer or Controller, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC.

Information required by this item relating to the Audit Committee of our Board of Directors is incorporated by reference to the Proxy Statement under the heading “Corporate Governance Board of Directors Meetings and Committees – Audit Committee.”

ITEM 11.	Executive Compensation

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation” and “Corporate Governance – Compensation Committee.”

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management” and “Executive Compensation – Equity Compensation Plan Information.”

ITEM 13.	Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Executive Compensation – Certain Relationships and Related Transactions” and “Corporate Governance – Affirmative Determination Regarding Director Independence and Other Matters.”

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Independent Registered Public Accounting Firm Fees” and “Policy on Audit Committee Pre Approved Audit and Permissible Non Audit Services of the Independent Registered Public Accounting Firm.”

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

	Reports of Independent Registered Public Accounting Firm	50
	Consolidated Balance Sheets, as of September 30, 2007 and 2006	52
	Consolidated Statements of Operations, Years Ended September 30, 2007, 2006 and 2005	53
	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss), Years Ended September 30, 2007, 2006 and 2005	54
	Consolidated Statements of Cash Flows, Years Ended September 30, 2007, 2006 and 2005	55
	Notes to Consolidated Financial Statements	57

(2)	Financial Statement Schedule

	Schedule II Valuation and Qualifying Accounts	78

(3)	The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and are incorporated herein by reference, are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Multimedia Games, Inc.

Austin, Texas

We have audited the accompanying consolidated balance sheets of Multimedia Games, or the Company, Inc. as of September 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2007. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multimedia Games, Inc. at September 30, 2007 and 2006, and the results of its operations and its cash flows for the each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective October 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Multimedia Games, Inc. internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated December 10, 2007 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Houston, Texas

December 10, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Multimedia Games, Inc.

Austin, Texas

We have audited Multimedia Games, Inc., or the Company’s, internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Multimedia Games, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Multimedia Games, or the Company, Inc. as of September 30, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2007, and our report dated December 10, 2007 expressed an unqualified opinion thereon.

BDO Seidman, LLP

Houston, Texas

December 10, 2007

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS

As of September 30, 2007 and 2006

(In thousands, except share and per-share amounts)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,805	$4,939
Accounts receivable, net of allowance for doubtful accounts of $854 and $1,007, respectively	22,176	17,825
Inventory	3,602	3,600
Prepaid expenses and other	2,906	2,562
Current portion of notes receivable, net	12,248	16,969
Deferred income taxes	1,932	1,623

Total current assets	48,669	47,518
Restricted cash and long-term investments	928	986
Leased gaming equipment, net	38,579	31,095
Property and equipment, net	75,332	86,264
Long-term portion of notes receivable, net	36,797	49,399
Intangible assets, net	35,884	46,120
Other assets	3,497	1,100
Deferred income taxes	16,583	6,059

Total assets	$256,269	$268,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of revolving lines of credit	$—	$12,821
Current portion of long-term debt and capital leases	563	4,954
Accounts payable and accrued expenses	22,021	31,671
Federal and state income tax payable	2,444	2,125
Deferred revenue	1,020	1,782

Total current liabilities	26,048	53,353
Revolving lines of credit	7,000	43,193
Long-term debt and capital leases, less current portion	74,484	1,340
Other long-term liabilities	928	2,710

Total liabilities	108,460	100,596

Commitments and contingencies (Notes 6,7,8,9, and 10)
Stockholders’ equity:
Preferred stock:
Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding;	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized; 32,134,614 and 31,422,818 shares issued, and 26,231,197 and 27,511,433 shares outstanding, respectively	321	314
Additional paid-in capital	80,112	74,121
Treasury stock, 5,903,417 and 3,911,385 common shares at cost, respectively	(50,128)	(24,741)
Retained earnings	117,498	118,242
Accumulated other comprehensive income	6	9

Total stockholders’ equity	147,809	167,945

Total liabilities and stockholders’ equity	$256,269	$268,541

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended September 30, 2007, 2006 and 2005

(In thousands, except per-share amounts)

	2007	2006	2005
REVENUES:
Gaming revenue:
Class II	$47,964	$89,167	$113,791
Oklahoma Compact	37,131	10,629	2,549
Charity	18,010	18,416	18,767
All other	13,887	8,483	11,625
Gaming equipment, system sale and lease revenue	2,869	13,946	4,331
Other	2,056	4,471	2,153

Total revenues	121,917	145,112	153,216

OPERATING COSTS AND EXPENSES:
Cost of gaming equipment and systems sold and royalty fees paid	2,223	11,768	3,636
Selling, general and administrative expenses	66,104	68,615	62,653
Amortization and depreciation	58,179	57,227	57,105

Total operating costs and expenses	126,506	137,610	123,394

Operating income (loss)	(4,589)	7,502	29,822

OTHER INCOME (EXPENSE):
Other income	3,087	—	—
Interest income	4,575	3,024	1,996
Interest expense	(4,996)	(4,478)	(2,718)

Income (loss) before income taxes	(1,923)	6,048	29,100
Income tax (expense) benefit	1,179	(2,516)	(11,457)

Net income (loss)	$(744)	$3,532	$17,643

Basic earnings (loss) per common share	$(0.03)	$0.13	$0.64

Diluted earnings (loss) per common share	$(0.03)	$0.12	$0.60

Shares used in earnings (loss) per common share
Basic	27,389	27,175	27,580
Diluted	27,389	29,108	29,559

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended September 30, 2007, 2006, and 2005

(In thousands, except share and per-share amounts)

	Common Stock		Additional Paid-in Capital	Treasury Stock		Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Number of Shares	Amount		Number of Shares	Amount
Balance, September 30, 2004	30,453,245	$305	$65,157	2,535,648	$(12,382)	$97,067	$—	$150,147
Exercise of stock options	349,279	3	1,432	—	—	—	—	1,435
Purchase of treasury stock	—	—	—	1,216,591	(10,903)	—	—	(10,903)
Tax benefit of stock options exercised	—	—	419	—	—	—	—	419

Options for consulting services	—	—	176	—	—	—	—	176

Net income	—	—	—	—	—	17,643	—	17,643

Balance, September 30, 2005	30,802,524	308	67,184	3,752,239	(23,285)	114,710	—	158,917
Exercise of stock options	620,294	6	2,817	—	—	—	—	2,823
Purchase of treasury stock	—	—	—	159,146	(1,456)	—	—	(1,456)
Tax benefit of stock options exercised	—	—	1,418	—	—	—	—	1,418
Share-based compensation expense	—	—	2,624	—	—	—	—	2,624
Options for consulting services	—	—	78	—	—	—	—	78
Comprehensive income:
Net income	—	—	—	—	—	3,532	—	3,532
Foreign currency translation adjustment	—	—	—	—	—	—	9	9

Comprehensive income	—	—	—	—	—	—	—	3,541

Balance, September 30, 2006	31,422,818	314	74,121	3,911,385	(24,741)	118,242	9	167,945
Exercise of stock options	711,796	7	3,397	—	—	—	—	3,404
Purchase of treasury stock	—	—	—	1,992,032	(25,387)	—	—	(25,387)
Tax benefit of stock options exercised	—	—	1,430	—	—	—	—	1,430
Share-based compensation expense	—	—	1,164	—	—	—	—	1,164
Comprehensive income:
Net loss	—	—	—	—	—	(744)	—	(744)
Foreign currency translation adjustment	—	—	—	—	—	—	(3)	(3)

Comprehensive loss	—	—	—	—	—	—	—	(747)

Balance, September 30, 2007	32,134,614	$321	$80,112	5,903,417	$(50,128)	$117,498	$6	$147,809

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(744)	$3,532	$17,643
Adjustments to reconcile net income (loss) to cash and cash equivalents provided by operating activities:
Amortization	6,338	6,532	4,775
Depreciation	51,841	50,695	52,330
Accretion of contract rights	5,576	4,256	2,538
Provisions for inventory and long-lived assets	320	1,142	495
Provision for loss on contract	—	—	150
Deferred income taxes	(10,833)	(8,865)	(10,093)
Share-based compensation	1,164	2,702	176
Provision for (recovery of) doubtful accounts	466	849	(196)
Interest income from imputed interest	(2,559)	(1,240)	—
(Increase) decrease in:
Accounts receivable	(4,190)	90	(9,181)
Inventory	(2)	(3,186)	516
Contract costs in excess of billings	—	789	(789)
Prepaid expenses and other	(2,743)	2,074	(916)
Federal and state income tax payable/receivable	319	(1,187)	8,356
Notes receivable	(335)	(793)	5,640
Increase (decrease) in:
Accounts payable and accrued expenses	(9,650)	(3,627)	9,319
Other long-term liabilities	(96)	(257)	(485)
Deferred revenue	(762)	(1,356)	(759)

NET CASH PROVIDED BY OPERATING ACTIVITIES	34,110	52,150	79,519

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(59,212)	(37,639)	(48,126)
Proceeds from disposal of assets	1,599	—	—
Acquisition of intangible assets	(3,850)	(5,411)	(8,527)
Advances under development agreements	(28,492)	(37,240)	(57,487)
Repayments under development agreements	43,629	12,500	12,837
Proceeds from development agreement floor space buyback	12,731	3,036	—

NET CASH USED IN INVESTING ACTIVITIES	(33,595)	(64,754)	(101,303)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, and related tax benefit	4,834	4,241	1,854
Proceeds from long-term debt	75,047	—	10,000
Principal payments of long-term debt and capital leases	(5,124)	(13,605)	(11,587)
Proceeds from revolving lines of credit	23,777	54,549	50,370
Payments on revolving lines of credit	(72,791)	(26,305)	(22,600)
Purchase of treasury stock	(25,387)	(1,456)	(10,903)

NET CASH PROVIDED BY FINANCING ACTIVITIES	356	17,424	17,134

EFFECT OF EXCHANGE RATES ON CASH	(5)	1	—

Net increase (decrease) in cash and cash equivalents	866	4,821	(4,650)
Cash and cash equivalents, beginning of year	4,939	118	4,768

Cash and cash equivalents, end of year	$5,805	$4,939	$118

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

For the Years Ended September 30, 2007, 2006 and 2005

(In thousands)

	2007	2006	2005
SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$4,805	$4,011	$2,392

Income tax paid	$7,629	$11,151	$13,184

NONCASH TRANSACTIONS:
Property and equipment and other assets acquired through:
Capital lease	$—	$—	$575
Long-term debt	—	—	445
Contract rights resulting from imputed interest on development agreements on note receivables	6,290	6,393	—

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Operations – The Company is a supplier of interactive systems, electronic games, and player terminals for the Native American gaming market, as well as for the racetrack casino, charity and commercial bingo/sweepstakes and video lottery markets. The Company designs and develops networks, software and content that provide its customers with, among other things, comprehensive gaming systems delivered through a telecommunications network linking the Company’s player terminals with one another, both within and among gaming facilities, thereby enabling players to simultaneously participate in the same game and to compete against one another to win common pooled prizes. The Company’s ongoing development and marketing efforts focus on Class II and Class III gaming systems and products for use by Native American tribes throughout the United States, video lottery systems, sweepstakes, amusement with prize games, other products for domestic and international lotteries, and products for domestic and international charity and commercial bingo facilities. The Company’s gaming systems are typically provided to customers under revenue sharing arrangements, except for video lottery terminals in the Class III market in Washington State, which are typically sold for an up-front purchase price. The Company offers content for its gaming systems that has been designed and developed by the Company, as well as game themes the Company has licensed from others. The Company currently operates in one business segment.

Consolidation Principles – The Company’s financial statements include the accounts of Multimedia Games, Inc. and its wholly-owned subsidiaries: Megabingo, Inc., MGAM Systems, Inc., Innovative Sweepstakes Systems, Inc., MGAM Services, LLC, MGAM Systems International, Inc., Megabingo International, LLC, Multimedia Games de Mexico 1, S. de R.L. de C.V., and Servicios de Wild Basin S. de R.L. de C.V. Intercompany balances and transactions have been eliminated.

Accounting Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples include share-based compensation, provisions for doubtful accounts and contract losses, estimated useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, deferred income taxes, and the provision for and disclosure of litigation and loss contingencies. Actual results may differ materially from these estimates in the future.

Reclassification – Reclassifications were made to the prior-period consolidated statement of operations and consolidated statement of cash flows to conform to the current-period financial statement presentation. This reclassification did not have an impact on the Company’s previously reported results of operations.

Revenue Recognition – The majority of the Company’s gaming revenue is of a recurring nature, and is generated under participation arrangements when the Company provides its customers with player terminals, player terminal content licenses and back-office equipment, collectively referred to as gaming equipment. Under these arrangements, the Company retains ownership of the gaming equipment installed at customer facilities, and receives revenue based on a percentage of the hold per day generated by the gaming equipment. Certain of the Company’s arrangements require it to provide a portion of the facilities’ hold per day to be used to fund facility-specific marketing, advertising, promotions, and service. These amounts are offset against revenue, and deferred in a liability account until expended. Participation revenue generated from the Company’s Native American Class II product is reported in its results of operations as “Gaming revenue – Class II,” participation revenue from its games played under the Oklahoma Compact is included in “Gaming revenue – Oklahoma Compact,” revenue from its charity bingo product is included in “Gaming revenue – Charity,” and participation revenue from the Company’s Tribal Instant Lottery Game, or TILG, Mexico, Malta, its Native American Class III products, and Iowa Lottery, are included in “Gaming revenue – All other.”

Revenue generated by player terminals deployed at sites under development agreements is reduced by the accretion of contract rights from those development agreements. Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements, described under “Development Agreements.” The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the consolidated statements of operations.

The Company also generates revenues from the sale or lease of Class III gaming equipment in Washington State and from related small back-office fees for the installed equipment. Back-office fees cover the service and maintenance costs for back-office servers installed in each gaming facility to run its gaming equipment, as well as the cost of

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related software updates. These back-office fees are reported in the Company’s results of operations as a part of “Gaming revenue – All other.” For those player terminals sold to its customers, the back-office fees are based on a considerably smaller fee than the revenue received from terminals being rented under participation agreements. Revenue from participation arrangements and back-office fees are generally charged throughout the term of the arrangement and are considered both realizable and earned at the end of each gaming day.

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

In accordance with the provisions of Emerging Issues Task Force, or EITF, Issue 00-21, “Revenue Arrangements with Multiple Deliverables,” or EITF 00-21, sales that are considered to contain “multiple deliverables” are bifurcated into accounting units based on their relative fair market value, provided each component is not essential to the function of the other. The majority of the Company’s multiple element contracts are for some combination of gaming equipment, player terminals, content, system software, license fees and maintenance.

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

Restricted Cash and Long-Term Investments – Restricted cash and long-term investments at September 30, 2007 and 2006, were $928,000 and $986,000, respectively, representing the fair value of investments held by the Company’s prize fulfillment firm related to outstanding MegaBingo® jackpot prizes.

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

Development Agreements – The Company enters into development agreements to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

space to placement of the Company’s player terminals, and the Company receives a fixed percentage of those player terminals’ hold per day over the term of the agreement. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of the Company’s guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the operating profits of the facility to be used to repay some or all of the advances recorded as notes receivable. Amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the gaming facility. In the past and in the future, the Company may by mutual agreement and for consideration, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset recovered for that particular development agreement, if any and the remaining net book value of the intangible asset is prospectively amortized on a straight-line method over the remaining estimated useful life.

At September 30, 2007 and 2006, the following net amounts related to advances made under development agreements were recorded in the following balance sheet captions:

	September 30, 2007	September 30, 2006
	(In thousands)
Included in
Notes Receivable(1)	$49,045	$64,705
Property and equipment, net of accumulated depreciation(2)	56	7,493
Intangible assets – contract rights, net of accumulated amortization(3)	27,080	34,146

(1)	The Company collected approximately $43.6 million on development agreement notes receivable during 2007.
(2)	During 2007, the Company was reimbursed $5.8 million under a development agreement for the net book value of property and equipment that was owned by the Company.
(3)	During 2007, the Company was reimbursed $6.9 million for intangible assets that were recorded by the Company under development agreements.

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements. The Company has entered into three development agreements with a customer under which approximately $110.4 million in advanced funds will be reimbursed based upon levels of revenues generated from the facilities. Since the advanced funds do not carry a stated interest rate, the Company calculated an imputed interest on this receivable utilizing an interest rate range of 6% to 8.25% correlated to the estimated timing of the repayment of original advances. These interest rates are applied over the expected reimbursement period. The Company recorded $2.6 million and $1.2 million of imputed interest income, respectively for 2007 and 2006.

Property and Equipment and Leased Gaming Equipment – Property and equipment and leased gaming equipment are stated at cost. The cost of property and equipment and leased gaming equipment is depreciated over their estimated useful lives, generally using the straight-line method for financial reporting, and regulatory acceptable methods for income tax reporting purposes. Player terminals placed with customers under participation arrangements are included in leased gaming equipment. Leased gaming equipment includes a “pool” of rental terminals, i.e., the “rental pool.” Rental pool units are those units that have previously been placed in the field under participation arrangements, but are currently back with the Company, being refurbished and/or awaiting redeployment. Routine maintenance of property and equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated remaining useful life of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in the Company’s results of operations.

Management reviews long-lived asset classes for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Income – Other income was $3.1 million for the year ended September 30, 2007, with no such income in fiscal 2006. Other income consisted of a $1.7 million distribution from a partnership interest, accounted for on the cost basis that we received during 2007, and $1.4 million resulting from the extinguishment of a liability resulting from the settlement with the Company’s former Chief Executive Officer.

Other Long-Term Liabilities – Other long-term liabilities at September 30, 2007 and 2006 include the present value of investments held by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities of $928,000 and $986,000, respectively. At September 30, 2006, other long term liabilities also included $1.7 million, representing the current value of estimated payments that were due the Company’s former Chief Executive Officer under his covenant not to compete. This liability was extinguished during 2007 as a result of the termination of the non compete agreement (See Note 10).

Fair Value of Financial Instruments – The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At September 30, 2007 and 2006, the carrying amounts for the Company’s financial instruments, which include accounts and notes receivable, accounts payable, the Revolving Credit Facility, and long-term debt and capital leases, approximate fair value.

Income Taxes – The Company accounts for income taxes using the asset and liability method and applies the provisions of Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax liabilities or assets arise from differences between the tax basis of liabilities or assets and their bases for financial reporting, and are subject to tests of recoverability in the case of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets to the extent realization is not judged to be more likely than not.

Treasury Stock – The Company utilizes the cost method for accounting for its treasury stock acquisitions and dispositions.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings (Loss) per Common Share – Earnings per common share is computed in accordance with SFAS No. 128, “Earnings per Share.” Presented below is a reconciliation of net income (loss) available to common stockholders and the differences between weighted average common shares outstanding, which are used in computing basic earnings (loss) per share, and weighted average common and potential shares outstanding, which are used in computing diluted earnings per share.

	For the Year Ended September 30,
	(In thousands, except shares and per-share amounts)
	2007	2006	2005
Income (loss) available to common stockholders	$(744)	$3,532	$17,643

Weighted average common shares outstanding	27,388,921	27,174,998	27,580,080

Effect of dilutive securities:
Options	—	1,933,476	1,978,583

Weighted average common and potential shares outstanding	27,388,921	29,108,474	29,558,663

Basic earnings (loss) per share	$(0.03)	$0.13	$0.64

Diluted earnings (loss) per share	$(0.03)	$0.12	$0.60

At September 30, 2007, options to purchase approximately 1.7 million shares of common stock, with exercise prices ranging from $7.61 to $21.53, were not included in the computation of diluted earnings per share due to the antidilutive effect, and approximately 1.8 million equivalent shares were not included due to the loss generated in the current year.

At September 30, 2006, options to purchase approximately 1.9 million weighted shares of common stock at exercise prices ranging from $7.61 to $21.53 per share were outstanding, but were not included in the computation of diluted earnings per share due to their antidilutive effect.

At September 30, 2005, options to purchase approximately 845,000 weighted shares of common stock at exercise prices ranging from $10.47 to $21.53 per share were outstanding, but were not included in the computation of diluted earnings per share due to their antidilutive effect.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were option grants to purchase 160,000 common shares during the year ended September 30, 2007. The assumptions used for the years ended 2007, 2006 and 2005, and the resulting estimates of weighted-average fair value per share of options granted during these periods are as follows:

	2007	2006	2005
Weighted expected life	4.63 years	4.65 years	4.00-5.00 years
Risk-free interest rate	4.10%	4.10%	3.36-4.12%
Expected volatility	62.00%	62.00%	60.76%
Expected dividend yields	None	None	None
Weighted-average fair value of options granted during the period	$5.88	$5.53	$5.09
Expected annual forfeiture rate	5.31%	5.31%	—

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

Total pre tax share-based compensation for the years ended 2007, 2006 and 2005 was $1.2 million, $2.7 million and $176,000 respectively. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $162,000, $548,000 and $17,000 for the years ended September 30, 2007, 2006 and 2005, respectively. In accordance with SFAS No. 123 (R), the share-based compensation for 2007 and 2006 has been recorded by the Company. Results for fiscal 2005 have not been restated. Had compensation expense for stock options granted under the Company’s equity compensation plans been recorded under SFAS No. 123(R) for fiscal 2005, the proforma earnings would have been as follows:

2005
(In thousands, except per-share amounts)
Reported net income:	$17,643
Additional after-tax pro forma share-based compensation	(4,017)

Pro forma net income	$13,626

Basic earnings per common share:
As reported	$0.64

Pro forma	$0.49

Diluted earnings per common share:
As reported	$0.60

Pro forma	$0.46

Effective September 30, 2005, the Company accelerated the vesting for certain out-of-the-money unvested stock options previously awarded to employees and directors under its stock option plans. The Company made the decision to immediately vest these options based in part on the Financial Accounting Standards Board’s, or FASB’s, issuance of SFAS No. 123(R). With this action, options to purchase 311,625 shares of the Company’s common stock at a price ranging from $10.15 to $21.53, that would otherwise have vested at various times over the next four years, became fully vested. Absent the acceleration of these options, upon adoption of SFAS No. 123(R) on October 1, 2005, the Company would have been required to recognize approximately $1.5 million in pre-tax compensation expense from these options over their remaining vesting terms. This current estimate was calculated using the Black-Scholes model. By accelerating the previously unvested options, that amount of stock-based compensation expense under SFAS No. 123 will only be reflected in the Company’s footnote disclosures under the pro forma disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation- Transition and Disclosure.”

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In September 2006, the Securities Exchange Commission, or SEC, issued SAB No. 108, “Financial Statements — Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 requires companies to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements on the current year financial statements. This pronouncement was effective for the Company in fiscal 2007.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair-value measurements. SFAS 157 will be applied prospectively and pending any deferrals currently under consideration by the FASB, it will be effective for periods that began after November 15, 2007. The Company is currently evaluating the effect, if any, of SFAS 157 on the Company’s consolidated financial statements.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Property and Equipment and Leased Gaming Equipment

At September 30, 2007 and 2006, the Company’s property and equipment and leased gaming equipment consisted of the following:

	2007	2006	Estimated Useful Lives
	(In thousands)
Gaming equipment and third-party gaming content licenses available for deployment(1)	$32,013	$29,946
Deployed gaming equipment	94,564	84,958	3-5 years
Deployed third-party gaming content licenses	28,366	16,840	1.5-3 years
Tribal gaming facilities and portable buildings	5,296	18,874	5-7 years
Third-party software costs	8,434	7,969	3-5 years
Vehicles	3,499	6,843	3-10 years
Other	3,263	3,192	3-7 years

Total property and equipment	175,435	168,622
Less accumulated depreciation and amortization	(100,103)	(82,358)

Total property and equipment, net	$75,332	$86,264

Leased gaming equipment	$154,769	$123,397	3 years
Less accumulated depreciation	(116,190)	(92,302)

Total leased gaming equipment, net	$38,579	$31,095

(1)	Gaming equipment and third-party gaming content licenses will begin depreciating when they are placed in service.

During 2007, the Company disposed of or wrote off $2.9 million of third-party gaming content licenses, installation costs, tribal gaming facilities and portable buildings, and other equipment.

Leased gaming equipment includes player terminals placed under participation arrangements that are either at customer facilities or in the rental pool.

At September 30, 2007, there were no assets under capital lease. At September 30, 2006, the gross carrying value of assets under capital leases was $12.0 million.

3. Intangible Assets

At September 30, 2007 and 2006, the Company’s intangible assets consisted of the following:

	2007	2006	Estimated Useful Lives
	(In thousands)
Contract rights under development agreements	$34,946	$41,526	5-7 years
Internally developed gaming software	23,255	20,899	1-5 years
Noncompete agreement	—	2,053	5 years
Patents and trademarks	7,450	6,554	1-5 years
Other	2,376	2,172	3-5 years

Total intangible assets	68,027	73,204
Less accumulated amortization – all other	(32,143)	(27,084)

Total Intangible assets, net	$35,884	$46,120

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements, described under “Development Agreements.” The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the consolidated statements of operations.

Internally developed gaming software is accounted for under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

internally-developed games over a twelve-month period, gaming engines over an eighteen-month period, gaming systems over a three-year period and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the years ended September 30, 2007, 2006, and 2005, amortization expense related to internally developed gaming software was $4,260,000, $4,158,000, and $2,744,000, respectively. During fiscal 2007, 2006, and 2005, the Company wrote off $300,000, $307,000 and $130,000 respectively, related to internally-developed gaming software.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An analysis of intangible assets at September 30, 2007 indicated there was no impairment to these asset classes’ carrying values.

During fiscal 2007, the Company and its former Chief Executive Officer terminated a non compete agreement. Because of the settlement and extinguishment, the intangible asset and the related liability were eliminated as of April 27, 2007, and the Company recorded a gain of $1.4 million, which is included in “Other Income”.

Amortization expense, inclusive of accretion of contract rights, totaled $11.9 million, $10.8 million and $7.3 million for the years ended September 30, 2007, 2006 and 2005, respectively. Annual estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amount
(In thousands)
2008	$7,840
2009	6,751
2010	5,890
2011	5,323
2012	4,132

Total	$29,936

The estimated annual amortization as of September 30, 2007, does not reflect the significant commitments the Company has for funding future development agreements (see Note 10).

4. Notes Receivable

At September 30, 2007 and 2006, the Company’s notes receivable consisted of the following:

	2007	2006
	(In thousands)
Notes receivable from development agreements	$57,929	$69,858
Less imputed interest discount reclassed to contract rights	(8,884)	(5,153)
Notes receivable from equipment sales	—	963
Other notes receivable	—	700

Notes receivable, net	49,045	66,368
Less current portion	(12,248)	(16,969)

Notes receivable – noncurrent	$36,797	$49,399

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.

Notes receivable from equipment sales as of 2006 consist of financial instruments issued by customers for the purchase of player terminals and licenses, and bear interest at 5.25%. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the note receivable outstanding.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Accounts Payable and Accrued Expense

At September 30, 2007 and 2006, the Company’s accounts payable and accrued expenses consisted of the following:

	2007	2006
	(In thousands)
Trade accounts payable and accrued expenses	$15,653	$21,615
Third-party licenses payable	614	892
Accrued expenses - development agreements	—	3,487
Accrued bonus and salaries	1,679	2,102
Other	4,075	3,575

Accounts payable and accrued expenses	$22,021	$31,671

6. Credit Facility, Long-Term Debt and Capital Leases

At September 30, 2007 and 2006, the Company’s Credit Facility, long-term debt and capital leases consisted of the following:

	2007	2006
	(In thousands)
Revolving lines of credit	$7,000	$56,014
Less current portion	—	(12,821)

Long-term revolving lines of credit	$7,000	$43,193

Term loan facility	$75,047	$3,750
Other long-term debt	—	1,705
Capital lease obligations (see Note 7)	—	839

Long-term debt and capital leases	75,047	6,294
Less current portion	(563)	(4,954)

Long-term debt and capital leases, less current portion	$74,484	$1,340

New Credit Facility. On April 27, 2007, the Company entered into a $150 million Revolving Credit Facility which replaced its previous Credit Facility in its entirety. The Company subsequently amended the Revolving Credit Facility on October 26, 2007 to transfer $75 million of the revolving credit commitment to a fully funded $75 million term loan due April 27, 2012. The Term Loan is amortized at an annual amount of 1% per year, payable in equal quarterly installments beginning January 1, 2008, with the remaining amount due on the maturity date (see Note 14).

The new Credit Facility provides the ability to finance development agreements and acquisitions and working capital for general corporate purposes. Amounts under the $75 million revolving credit commitment and the $75 million term loan mature in five years, and advances under the term loan and revolving credit commitment bear interest at a Base rate of Prime + 0.75% (8.5% as of September 30, 2007) or a Eurodollar rate (6.63% as of September 30, 2007) tied to various levels of interest pricing determined by total debt to EBITDA.

The new Credit Facility is collateralized by substantially all of the Company’s assets, and also contains financial covenants as defined in the agreement. These covenants include (i) a minimum fixed-charge coverage-ratio of not less than 1.50 : 1.0; (ii) a maximum total debt to EBITDA ratio of not more than 2.25 : 1.00 through June 2008, and 1.75 : 1.00 from June 2008 thereafter; and (iii) a minimum trailing twelve-month EBITDA of not less than $57 million for the quarter ended September 30, 2007, and $60 million for each quarter thereafter. The Company was in compliance with these covenants as of September 30, 2007. The new Credit Facility requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in its businesses). The new Credit Facility also requires that the Company enter into hedging arrangements covering at least $50 million of the term loan for a three year period.

As of September 30, 2007, the new Credit Facility had availability of $68.0 million. On July 13, 2007, the Company drew $25.0 million for the funding of its modified “Dutch Auction” Tender Offer.

Previous Credit Facility. The Company’s previous Credit Facility provided the Company with a term loan facility, or the Term Loan, a revolving line of credit, or the Revolver, and reducing lines of credit, or the Reducing Revolvers. This Credit Facility was replaced by the new Credit Facility during April 2007.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long-term debt and capital leases at September 30, 2007, includes the Credit Facility’s term loan. Long-term debt and capital leases at September 30, 2006, includes various three-to five-year loans for the purchase of automobiles and property and equipment. The other long-term debt that related to the non compete of a former Chief Executive Officer was settled and extinguished during 2007 (see Note 10).

A schedule for each of the fiscal years ending after September 30, 2007, representing the maturities of long-term debt, excluding capital lease obligations (see Note 7), is as follows:

Year	Long-Term Debt	Revolving Lines of Credit
	(in thousands)
2008	$563	$—
2009	750	—
2010	750	—
2011	750	—
2012	72,234	7,000

Total	$75,047	$7,000

7. Leases

The Company leases its corporate offices, warehouses and certain office equipment under noncancelable operating leases. In addition, the Company leases certain equipment used in its operations under capital lease arrangements.

A schedule of future minimum rental payments required under noncancelable operating leases, follows:

Year	Operating
(In thousands)
2008	$2,433
2009	2,394
2010	1,665
2011	526
2012	115

Total Minimum Lease Payments	$7,133

Rental expense during 2007, 2006, and 2005 amounted to $2,467,000, $2,078,000, and $1,890,000 respectively.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Income Taxes

The provision for income tax expense (benefit) consisted of the following for the years ended September 30, 2007, 2006 and 2005:

	2007	2006	2005
	(In thousands)
CURRENT:
Federal	$8,784	$10,176	$18,752
State	638	1,213	2,798
Foreign	274	—	—

	9,696	11,389	21,550
DEFERRED:

Federal	(10,489)	(8,072)	(8,856)
State	(386)	(801)	(1,237)

	(10,875)	(8,873)	(10,093)

Income tax expense (benefit)	$(1,179)	$2,516	$11,457

The effective income tax rates differ from the statutory U.S. federal income tax rates as follows for the years ended September 30, 2007, 2006, and 2005:

	2007	2006	2005
Federal income tax expense at statutory rate	(35.0)%	35.0%	35.0%
State income tax expense, net of federal benefit	8.5%	3.1%	3.5%
Foreign income tax expense, net of federal benefit	9.3%	0%	0%
Other, net	(44.7)%	3.5%	0.9%

Provision (benefit) for income taxes	(61.9)%	41.6%	39.4%

The “other, net” category above captures the impact of three tax expense items, all of which were favorable to the company in fiscal 2007: An unrecorded federal refund of $408,000, an over-accrual of state income tax expense of $255,000 from fiscal 2006, and an over-accrual of state income tax expense of $199,000 from fiscal 2005.

Differences between the book value and the tax basis of the Company’s assets and liabilities at September 30, 2007 and 2006 result in deferred tax assets and liabilities as follows:

	2007	2006
	(In thousands)
Deferred tax asset – current:
Allowance for doubtful accounts	$321	$267
Inventory reserve	514	285
Accruals not currently deductible for tax purposes	924	500
Deferred revenue	173	487
Other	—	84

Current deferred tax asset	$1,932	$1,623

Noncurrent deferred tax asset:
Property and equipment and leased gaming equipment, due principally to depreciation differences	$14,582	$4,405
Intangible assets, due principally to amortization differences	1,249	1,106
Non-qualified stock compensation expense	752	548

Noncurrent deferred tax asset	$16,583	$6,059

Deferred tax asset	$18,515	$7,682

For 2007, 2006, and 2005, the Company recorded reductions of $1.4 million, $1.4 million, and $419,000, respectively, of its federal and state income tax liability due to the effects of stock compensation.

Although realization is not assured, the Company believes it is more likely than not that all the deferred tax assets at September 30, 2007 and 2006 will be realized. Accordingly, the Company believes no valuation allowance is required for the deferred tax assets. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of reversing taxable temporary differences are revised.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company paid income taxes, net of refunds received of $7.6 million in 2007, $11.2 million in 2006 and $13.2 million in 2005.

9. Stockholders’ Equity

Preferred Stock

During fiscal 1995, the Company amended its articles of incorporation to provide for the issuance of up to 2,000,000 shares of Preferred Stock in such series and with such rights and preferences as may be approved by the Board of Directors. In January 1995, the Board of Directors approved a Series A Preferred Stock, which is cumulative, voting and convertible. In October 1998 the Board of Directors approved a Series B Junior Participating Preferred Stock, which is cumulative and voting. As of September 30, 2007, there were no shares of Series A Preferred Stock or Series B Junior Participating Preferred Stock outstanding.

Treasury Stock

The Board of Directors authorized the Company to repurchase 900,000 shares of its Common Stock, effective April 2000, an additional 3,000,000 shares of its Common Stock, effective September 2001, and an additional 748,690 shares of its Common Stock, effective July 2004. The timing and total number of shares repurchased is dependent upon prevailing market conditions, credit facility covenant compliance, and other investment opportunities. At September 30, 2007, there were approximately 887,000 shares authorized for repurchase. The Company’s share repurchase program is conducted pursuant to the stock repurchase program which the Company announced on September 17, 2007. On September 10, 2007, the Company’s Board of Directors authorized the repurchase by the Company of 887,000 shares of its common stock. Under the repurchase program, the Company may repurchase outstanding shares of its common stock from time to time in the open market. Unless terminated earlier or otherwise extended by resolution of the Company’s Board of Directors, the repurchase program will expire on June 30, 2008.

During July 2007, the Company completed a modified “Dutch Auction” Tender Offer and purchased $25.0 million of its common stock and the associated preferred share purchase rights. The Company accepted, for purchase, an aggregate of 1,992,032 shares of its common stock at a net purchase price of $12.74 per share, to record an aggregate share repurchase of approximately $25.0 million and incurred transaction costs of $387,457 related to the Tender Offer that was recorded in treasury stock.

During fiscal 2007, 2006 and 2005, the Company repurchased with cash 1,992,000, 159,000, and 1,217,000 shares of its Common Stock at an average cost of $12.74, $9.15 and $8.96, respectively.

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

Common Stock Warrants and Options

In connection with past financing arrangements and as compensation for consulting and professional services, the Company has issued warrants and options to purchase its Common Stock. New shares were issued to satisfy stock option exercises. As of September 30, 2007 and 2006, there were no warrants outstanding.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Option Plans

Nonqualified stock options have been granted to the Company’s directors under its nonemployee director stock plans. Nonqualified and incentive stock options have been granted to the Company’s officers and employees under its employee stock plans. Options granted to its officers and employees generally vest over four years and expire ten years from the date of grant. The Company expects to continue to issue stock options to new employees as they are hired, as well as to current employees as incentives from time to time.

The Company issues new shares to satisfy stock option exercises under the plans.

At September 30, 2007, there were stock options available for grant under the following plans:

	Approved by Shareholders	Options available for grant as of September 30, 2007
2000 Stock Option Plan	May 2001	63,317
2001 Stock Option Plan	May 2002	271,873
2002 Stock Option Plan	February 2003	1,068,400
2003 Outsider Director Stock Option Plan	February 2004	832,500

Total		2,236,090

For the year ended September 30, 2007, the activity relating to stock option issuances under the stock option plans is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock Options Outstanding October 1, 2006	4,969,026	$6.81
Granted	160,000	10.84
Exercised	(711,796)	4.78
Forfeited	(233,624)	10.58

Stock Options Outstanding September 30, 2007	4,183,606	$7.09	4.98	$10,710,074

Stock Options Exercisable September 30, 2007	3,715,606	$6.84	4.60	$10,473,768

For the years ended September 30, 2007, 2006 and 2005, other information pertaining to stock options was as follows:

	2007	2006	2005
Weighted-average grant-date fair value of stock options granted	$5.88	$9.87	$8.64
Total intrinsic value of options exercised (in millions)	4.8	4.2	2.1
Total grant-date fair value of stock options vested during the year (in millions)	2.4	5.1	11.9

A summary of the status of the Company’s nonvested shares as of September 30, 2007 and changes during the year ended September 30, 2007 is as follows:

Nonvested Shares	Number of Shares	Weighted- Average Grant-Date Fair Value
Nonvested at October 1, 2006	870,249	$8.71
Granted	160,000	5.88
Vested	(328,625)	7.40
Forfeited	(233,624)	6.39

Nonvested at September 30, 2007	468,000	4.51

Cash received from option exercise under all share-based payment arrangements for the years ended September 30, 2007, 2006 and 2005 was $3.4 million, $2.8 million, and $1.4 million. For September 2007, 2006,

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2005, the Company recorded reductions of $1.4 million, $1.4 million, and $419,000, respectively, of its federal and state income tax liability, with an offsetting credit to additional paid-in capital resulting from the benefits of stock options.

As of September 30, 2007, there was $2.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.00 years. This estimate is subject to change based upon a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, cancellations and the issuance of new options.

Employee Benefit Plans

During 1994, the Company established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan provides for the employees to make tax-deferred deposits into the plan up to the maximum of $20,500 for 2007. The Company matches the first 3% of employees’ contributions completely, and matches half of the next 2%. Such Company contributions amounted to $730,000, $775,000, and $828,000 for the years ended September 30, 2007, 2006, and 2005, respectively.

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

Development Agreements. In 2004, the Company received a letter from the Acting General Counsel of the NIGC, dated November 30, 2004, advising the Company that its agreements with a certain customer may evidence a proprietary interest by the Company in a tribe’s gaming activities, in violation of IGRA and the tribe’s gaming ordinances. The NIGC invited the Company and the tribe to submit any explanation or information that would establish that the agreements’ terms do not violate the requirement that tribes maintain sole proprietary interest in their own gaming operations.

In a letter dated November 8, 2007, the Acting General Counsel of the NIGC reiterated the statements made in her November 30, 2004 letter, that the NIGC did not then conclude that the agreements with the tribe that it reviewed constituted management agreements, but that the NIGC was concerned that, taken together, the agreements demonstrated a proprietary interest, by the Company, in the tribe’s gaming activity that may be contrary to law. Although the Company believes that it responded to the NIGC in 2004, explaining why the agreements did not violate the sole proprietary interest prohibition of IGRA and did not constitute a management agreement, the November 8, 2007 letter indicated that the NIGC did not receive the written explanation or further information and is now requesting an explanation. The Company responded with a letter indicating that it would provide such an explanation.

If certain of the Company’s development agreements are finally determined to be management contracts or to create a “proprietary” interest of ours in tribal gaming operations, there could be material adverse consequences to the Company. In that event, the Company may be required, among other things, to modify the terms of such agreements. Such modification may adversely affect the terms on which the Company conducts business, and have a significant impact on its financial condition and results of operations from such agreements and from other development agreements that may be similarly interpreted by the NIGC.

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

Other Litigation. In addition to the threat of litigation relating to the Class II or Class III status of the Company’s games and equipment, the Company is the subject of various pending and threatened claims arising out of the ordinary course of business. The Company believes that any liability resulting from these claims will not have a material adverse effect on its results of operations or financial condition or cash flows.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other. Existing federal and state regulations may also impose civil and criminal sanctions for various activities prohibited in connection with gaming operations, including false statements on applications, and failure or refusal to obtain necessary licenses described in the regulations.

Diamond Games, Inc. On November 16, 2004, Diamond Games, Inc., or Diamond Games, filed suit in the State Court in Oklahoma City, Oklahoma, against the Company, along with others, including Clifton Lind, Robert Lannert, Gordon Graves, Video Gaming Technologies, Inc., or VGT, and its president, alleging five causes of action: 1) deceptive trade practices; 2) unfair competition; 3) wrongful interference with business; 4) malicious wrong / prima facie tort; and 5) restraint of trade. The case asserts that the Company offered allegedly illegal Class III games on the MegaNanza® and Reel Time Bingo® gaming systems to Native American tribes in Oklahoma. Diamond Games claims that the offer of these games negatively affected the market for its pull-tab game, Lucky Tab II. Diamond Games also alleges that the Company’s development agreements with Native American tribes unfairly interfere with the ability of Diamond Games to successfully conduct its business. Diamond Games is seeking unspecified damages and injunctive relief. Diamond Games has recently settled their claims against VGT and its principals. Two motions have been pending before the court: (i) Diamond Games filed a motion for partial summary judgment seeking a court ruling on game classification for MegaNanza and Reel Time Bingo; and (ii) The Company filed motion seeking summary judgment based on jurisdictional issues. On November 29, 2007, the trial court denied the Company’s motion for summary judgment on the jurisdictional issues, and ruled on plaintiff’s motion for partial summary judgment that the Company’s MegaNanza and Reel Time Bingo versions 1.0, 1.1 and 1.2 games are not Class II games under IGRA, but instead are Class III games. The court’s ruling stated that it was not binding on the Company’s tribal customers and the Company does not expect any of the approximately 1,800 Reel Time Bingo games currently in play in Oklahoma to be removed as a result of the court’s ruling. Other game versions included in the ruling are not in play in Oklahoma. The court’s rulings are not dispositive of the case and the opinion has no affect on the right of Native American tribes to play games offered by the Company. The trial court granted the Company’s motion for immediate certification of its ruling to the Oklahoma Supreme Court. The Company will seek immediate review of the trial court’s decision, and will continue to assert that the games in question are legal Class II games, and that game classification cannot be decided by an Oklahoma State Court. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the ultimate outcome.

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

Upon the Company’s motion, Gamco’s original complaint was dismissed for lack of standing. On March 27, 2006, Gamco filed its Supplemental and Second Amended Complaint. On April 17, 2006, the Company filed another motion to dismiss, challenging the sufficiency of the rights granted by IGT to Gamco to sue the Company for patent infringement. The court denied the Company’s motion but acknowledged that it was creating new case law by permitting Gamco to sue the Company for patent infringement, given Gamco’s limited patent rights. As a result, the court granted the Company’s request to certify the court’s ruling for direct review by the Federal Circuit. The Company’s Request for Interlocutory Appeal with the Federal Circuit was granted by the Federal Circuit. On October 15, 2007, the Federal Circuit reversed the District Court’s Order refusing to dismiss Gamco’s complaint against the Company. The Federal Circuit held that Gamco does not have sufficient rights in the ‘035 Patent to sue the Company without the involvement of the patent owner, IGT. Absent a request for rehearing directed to the Federal Circuit, Gamco has until January 14, 2008, to seek review of the decision by the United States Supreme Court.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company continues to vigorously defend this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the ultimate outcome.

Aristocrat Technologies, Inc. On January 27, 2005, Aristocrat Technologies, Inc., or Aristocrat, filed suit in the U.S. District Court for the Central District of California against the Company, alleging that deployment of the Company’s networked central-determinant instant lottery system infringes U.S. Letters Patent No. 4,817,951, entitled “Player Operable Lottery Machine Having Display Means Displaying Combination of Game Result Indicia,” or the ‘951 Patent. Aristocrat sought an injunction, damages, and a trebling of damages for willful infringement. On April 10, 2006, the Company filed a Motion for Summary Judgment challenging the validity of the ‘951 Patent under 35 U.S.C. §§ 112(2) and (6). On April 13, 2007, the court granted the Company’s motion and judgment was entered against Aristocrat and in favor of the Company on April 16, 2007. Aristocrat has appealed to the Federal Circuit Court of Appeals the district court’s order invalidating the ‘951 Patent. The briefing on appeal is complete and the Company anticipates a hearing on the matter in either January or February of 2008. The Company will continue to vigorously defend this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the ultimate outcome.

Sherry Knowles. On May 16, 2006, Sherry Knowles filed a civil lawsuit against the Company and Macon County Greyhound Park (Victoryland) in the Macon County Circuit Court. The plaintiff alleged that a credit screen on a bingo machine located at the Victoryland facility in Shorter, Alabama, momentarily showed that the plaintiff had won in excess of $41 million. The plaintiff alleged that she was owed the $41 million plus damages for loss of use and benefit of the monies, lost interest, and mental anguish and emotional distress. On September 19, 2007, the Company was dismissed without prejudice from the case.

Cynthia Teel. On April 9, 2007, a civil lawsuit similar to the Knowles suit was filed by a different plaintiff against the Company and Macon County Greyhound Park (Victoryland) in the Macon County Circuit Court. The plaintiff alleged that a bingo machine located at the Victoryland facility in Shorter, Alabama displayed a prize of $42,975. The plaintiff alleged that employees of Victoryland, the Company, or both cleared her alleged winnings and informed her that it was invalid. The plaintiff claimed that she was owed $42,975, plus damages for loss of use and benefit of the monies, lost interest, and mental anguish and emotional distress. On September 19, 2007, the Company was dismissed without prejudice from the case.

HomeBingo Network, Inc. On May 16, 2005, HomeBingo Network, Inc., or Homebingo, filed suit in the U.S. District Court for the Northern District of New York, against the Company and the gaming entity of the Miami Tribe of Oklahoma, alleging that deployment of Reel Time Bingo and other bingo games infringed U.S. Patent No. 6,186,892, entitled “Bingo Game for use on the Interactive Communication Network which Relies upon Probabilities for Winning.” As a result of a Markman hearing held November 20, 2006 in New York, the Court ruled in the Company’s favor on all contested claim construction issues, after which ruling the matter was settled. HomeBingo’s lawsuit against the Company was dismissed with prejudice on February 23, 2007, along with the Company’s counterclaims against HomeBingo. As part of the settlement, HomeBingo did not receive damages or other compensation from the Company and agreed to never sue the Company again on any patent matter.

Mifal Hapayis. In April 2006, Mifal Hapayis, or Mifal, operator of the Israeli Lottery System, filed a third-party claim against the Company seeking indemnity from damage that Mifal may incur due to an infringement suit filed against them by Ecotech Financial Systems Ltd., or Ecotech. Although the Company did not and does not believe that it owed an indemnity obligation, the Company entered into a settlement agreement in October 2007, according to which the Company is to contribute $500,000, plus V.A.T. of the $4.2 million, plus V.A.T. that Mifal has agreed to pay to Ecotech in settlement of the dispute. According to the agreements and waivers that were signed, the third-party claim against the Company is to be dismissed with prejudice and both Mifal and Ecotech will waive all claims against the Company in connection with the patent, all subject to the payment of the settlement amounts, which are due from Mifal by the end of November and from the Company upon receipt of the dismissal and releases.

Support Consultants, Inc. On July 13, 2006, Support Consultants, Inc., or SCI, and Kevin McDonald, SCI’s sole owner, filed a suit in Superior Court for the County of Riverside, California against the Company. The complaint alleged that the Company owed $830,000 in unpaid commissions relating to the placement of Class II games in California. SCI also sought recovery of prejudgment interest, court costs and attorneys’ fees. The Company removed the case to the US District Court for the Central District of California, Eastern Division, and sought a declaration that SCI was not entitled to the $830,000. The Company agreed to settle with both plaintiffs for the total sum

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of $275,000. Both SCI and Kevin McDonald executed a full and final release of the Company, as well as any future claims to revenue generated by the Company at various tribal casinos in California. On June 28, 2007, the court dismissed the case with prejudice.

WMS Gaming, Inc. In April 2007, WMS Gaming, Inc., or WMS, a third-party game supplier from which the Company and its wholly-owned subsidiary, MegaBingo, Inc., license games and purchase game machines, contacted the Company and claimed that the form of the reports that the Company had provided for several years was not adequate with respect to WMS game themes placed on gaming machines in the field. WMS asserted that the reports were insufficient to permit a definitive determination that reported transactions were non-chargeable transfers rather than chargeable new placements. WMS also asserted that governing license agreements, or the Agreements, did not give the Company the right to substitute a game theme on a gaming machine without the payment of an additional license fee. The Company contended that the reporting had been adequate and accepted by WMS and that the substitution was supported by the Agreements and by the original intent and course of dealing of the parties. On April 25, 2007, MegaBingo received an invoice from WMS purporting to bill the Company for approximately $7 million in alleged unpaid license and related fees. WMS later increased its invoiced amount to approximately $12.1 million plus interest. On September 12, 2007, after attempts to reconcile the Company’s differences failed, WMS sent notices asserting that the Company was in default of the Agreements for the reasons stated above and other alleged breaches. In an effort to resolve the dispute, WMS has granted extensions of the cure period provided in the Agreements and the Company has developed a more detailed, historical database to provide WMS with the game theme movement and substitution information that it requested. The Company believes that this additional information has enabled the parties to determine that the remaining major dispute concerning the right to substitute game themes involves license and related fees of $3 million, rather than $12.1 million. WMS has agreed to extend the cure periods until December 21, 2007, to allow the parties an opportunity to reach a business resolution of their dispute. The Company either has cured or intends to cure any alleged breaches and intends to resolve any remaining differences with WMS. If disputed issues are not resolved, any adverse determination could have a material effect on the Company’s financial position, operating results and cash flows.

New York Sales Tax Audit. On August 6, 2007, the Company received a Statement of Proposed Audit Change for Sales and Use Tax with respect to equipment purchased and leased to customers in the state of New York. The proposed audit adjustment is for $811,691 in sales tax and $612,732 in interest and penalties. The Company disagrees with the position of the state of New York and intends to respond to this proposed adjustment. The Company has not recorded a liability for the proposed adjustment because any settlement is not probable at this time nor is it estimatable. If an assessment is ultimately made and upheld, the Company’s financial results could be materially impacted.

Development Agreements

As of September 30, 2007, the Company had entered into development agreements to provide up to $215.2 million towards the construction and/or remodeling of tribal gaming facilities, and had advanced $173.5 million under these agreements. In exchange for a certain amount of the funds advanced under the development agreement, the Company receives a guarantee of floor space for its player terminals. A portion of the hold per day generated by these player terminals or by a portion of the operating profits of the gaming facility. is used to repay the construction advance. Consequently, the payback period is dependent on the hold per day generated by the Company’s player terminals located on the guaranteed floor space or by a portion of the operating profits of the gaming facility.

Off Balance Sheet Arrangements

As of September 30, 2007, the Company had $60,000 in outstanding letters of credit.

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

Gordon Graves. On March 26, 2003, as part of the CEO succession process, the Company entered into an employment agreement with Gordon Graves, whereby Mr. Graves resigned as the Company’s Chief Executive Officer on February 18, 2003 (the effective date of the agreement). Under the terms of the agreement, Mr. Graves was to serve as the Chairman of the Board of Directors and as a member of the Company’s Executive Committee through September 2003, and for 30-day successive periods thereafter, at the option of the Board. Mr. Graves resigned as Chairman on December 9, 2003, and resigned as an employee on December 18, 2003. Pursuant to the agreement, Mr. Graves received a salary of $12,500 per month for his services as an employee through November 22, 2003.

Among other things, the employment agreement also contained a covenant not to compete by Mr. Graves, beginning on the effective date of the agreement, and extending for a period of three years from the time Mr. Graves was no longer affiliated with the Company through his service as a member of the Board, or on the Company’s Executive Committee or otherwise. At the end of the three-year period, Mr. Graves, at his option, may have continued not to compete against the Company. In consideration for his promise not to compete, Mr. Graves received $250,000 per annum, payable monthly, commencing in February 2003, and was to end either upon Mr. Graves’ death or his decision to compete against the Company. The Company recorded a liability for approximately $2.0 million based on the present value of the estimated payments due Mr. Graves under the covenant not to compete during Mr. Graves’ actuarial life expectancy of 16 years. A corresponding intangible asset of approximately $2.0 million was recorded for the covenant not to compete, and was being amortized on a straight-line basis over five years.

Effective April 27, 2007, the Company and Mr. Graves agreed to terminate their noncompete agreement. As a result of this settlement and extinguishment, the Company has recorded income, included in other income, of approximately $1.4 million for the extinguishment of the related liability, during the quarter ended June 30, 2007.

License Agreements

In June 2004, the Company entered into an agreement with WMS Gaming, Inc., to purchase WMS cabinets and games for placement in various Class II and Class III jurisdictions in North America. The agreement has been amended several times to add additional purchase commitments and to clarify placement authorizations. All cabinet and game theme purchase requirements have been met to date. The term of the agreement has been extended until April 1, 2007, with an extension granted until April 1, 2008 with respect to the development and placement of purchased cabinets and game themes, and until April 30, 2009 with respect to any placements in Oklahoma and Mexico.

On November 27, 2006 the Company entered into a letter agreement with Aristocrat Technologies, Inc. in which the Company is granted the right to purchase, as well as the exclusive right to place Aristocrat Class III cabinets and attendant game themes to certain Native American tribes within the State of Oklahoma. The initial term of the agreement is three years from delivery of the first order of Aristocrat cabinets, with a two-year extension by mutual agreement.

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

11. Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which at times may exceed the federal depository insurance limits. At September 30, 2007, the Company had concentrations of cash in one bank totaling approximately $5.6 million. The Company has not experienced any losses on such accounts in the past.

Accounts receivable represent short-term credit granted to customers for which collateral is generally not required. As of September 30, 2007 and 2006, approximately 52% and 81%, respectively, of the Company’s accounts receivable were from Native American tribes or their gaming enterprises.

In addition, a large percentage of these tribes have their reservations and gaming operations in the state of Oklahoma. Despite the industry and geographic concentrations related to the Company’s customers, due to the historical experience of the Company on receivable collections, management considers credit risk to be minimal with respect to accounts receivable. At September 30, 2007 and 2006, the following concentrations existed in the Company’s account receivable, as a percentage of total accounts receivable:

	2007	2006
Customer A	18%	36%
Customer B	22%	4%
Customer C	5%	11%

For the years ended September 30, 2007, 2006 and 2005, the following customers accounted for more than 10% of the Company’s total revenues:

	2007	2006	2005
Customer A	42%	36%	36%
Customer B	10%	8%	6%

Approximately 59% and 52% of the Company’s total revenues for the years ended September 30, 2007 and 2006, respectively, were from tribes located in Oklahoma.

While the Company believes that its relationship with all of its customers is good, the loss of any of these customers would have a material and adverse effect upon its financial condition and results of operations and cash flows.

Notes receivable consist of financial instruments issued by customers for the purchase of player terminals and licenses, and amounts generated from reimbursable amounts advanced under development agreements, generally at prevailing interest rates. Substantially all of the Company’s notes receivable are from Native American tribes or their gaming enterprises. At September 30, 2007, two customers represented approximately 76% and 14% of the notes receivable.

12. Related Party Transactions

During fiscal 2007 and 2006, in connection with executing a content license agreement, the Company paid $25,000 to a family member of the former Chairman of the Board.

During fiscal 2007, the Company has paid approximately $98,000 to a former Chairman of the Board for consulting services.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13. Supplemental Consolidated Quarterly Financial Data (Unaudited)

	Year Ended September 30, 2007 Quarters Ended
	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007
	(In thousands, except per-share amounts)
Total revenues	$29,050	$30,726	$30,898	$31,243
Operating income (loss)	(4,562)	(961)	(272)	1,206
Income (loss) before taxes	(4,298)	4	1,256	1,115
Net income (loss)	(2,812)	6	685	1,377
Diluted earnings (loss) per share	(0.10)	0.00	0.02	0.05
Weighted average common shares outstanding, diluted	27,534	29,450	29,747	27,924

	Year Ended September 30, 2006 Quarters Ended
	December 31, 2005	March 31, 2006	June 30, 2006	September 30, 2006
	(In thousands, except per-share amounts)
Total revenues	$34,038	$46,456	$32,168	$32,450
Operating income (loss)	3,140	4,620	(264)	6
Income (loss) before taxes	2,655	4,177	(810)	26
Net income (loss)	1,529	2,476	(585)	112
Diluted earnings (loss) per share	0.05	0.09	(0.02)	0.00
Weighted average (common) shares outstanding, diluted	28,854	29,010	27,211	29,178

14. Subsequent Events

New Credit Facility. The Company subsequently amended the new Revolving Credit Facility on October 26, 2007 to transfer $75 million of the revolving credit commitment to a fully funded $75 million term loan due April 27, 2012. The Term Loan is amortized at an annual amount of 1% per year, payable in equal quarterly installments beginning January 1, 2008 with the remaining amount due on the maturity date.

The new Credit Facility provides the ability to finance development agreements and acquisitions and working capital for general corporate purposes. Amounts under the $75 million revolving credit commitment and the $75 million term loan mature in five years, and advances under the term loan and revolving credit commitment bear interest at a Base rate of Prime +0.75% (8.5% as of September 30, 2007) or a Eurodollar rate (6.63% as of September 30, 2007) tied to various levels of interest pricing determined by total debt to EBITDA. As of December 14, 2007, the interest rate for Prime is 8.0% and the Eurodollar rate is 7.0% for the revolver and 7.5% for the term loan.

The new Credit Facility is collateralized by substantially all of the Company’s assets, and also contains financial covenants as defined in the agreement. These covenants include (i) a minimum fixed-charge coverage-ratio of not less than 1.50 : 1.0; (ii) a maximum total debt to EBITDA ratio of not more than 2.25 : 1.00 through June 2008, and 1.75 : 1.00 from June 2008 thereafter; and (iii) a minimum trailing twelve-month EBITDA of not less than $57 million for the quarter ended September 30, 2007, and $60 million for each quarter thereafter. The Company was in compliance with these covenants as of September 30, 2007. The new Credit Facility requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in its businesses). The new Credit Facility also requires that the Company enter into hedging arrangements covering at least $50 million of the term loan for a three year period.

MULTIMEDIA GAMES, INC.

Schedule II – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Balance at Beginning of Period	(Recoveries)/ Additions	Deductions	Balance at End of Period
	(In thousands)
FY 2007	$1,007	$466	$619	$854
FY 2006	$229	$849	$71	$1,007
FY 2005	$608	$(196)	$183	$229

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTIMEDIA GAMES, INC.

By:	/s/ Randy S. Cieslewicz
Randy S. Cieslewicz
Chief Financial Officer

Dated: December 14, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ CLIFTON E. LIND	Chief Executive Officer and Director	December 14, 2007
Clifton E. Lind	(Principal Executive Officer)

/s/ RANDY S. CIESLEWICZ	Chief Financial Officer	December 14, 2007
Randy S. Cieslewicz	(Principal Financial Officer and Principal Accounting Officer)

/s/ MICHAEL J.MAPLES	Chairman of the Board and Director	December 14, 2007
Michael J. Maples

/s/ ROBERT D. REPASS	Director	December 14, 2007
Robert D. Repass

/s/ JOHN M. WINKELMAN	Director	December 14, 2007
John M. Winkelman

/s/ EMANUEL R. PEARLMAN	Director	December 14, 2007
Emanuel Pearlman

/s/ NEIL E. JENKINS	Director	December 14, 2007
Neil E. Jenkins

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION
3.1	Amended and Restated Articles of Incorporation	(1)

3.2	Amendment to Articles of Incorporation	(10)

3.3	Second Amended and Restated Bylaws	(2)

10.1	Form of Integrated Gaming Services Agreement	(3)

10.2	1994 Employee Stock Option Plan	(3)

10.3	1994 Director Stock Option Plan	(3)

10.4	1996 Stock Incentive Plan, as Amended	(5)

10.5	President’s Plan	(4)

10.6	1998 Senior Executive Stock Option Plan	(5)

10.7	2000 Stock Option Plan	(5)

10.8	2001 Stock Option Plan	(6)

10.9	Stockholder Rights Plan	(7)

10.10	2002 Stock Option Plan	(8)

10.11	2003 Outside Director Stock Option Plan	(9)

10.12	Ad Hoc Option Plan	(11)

10.13	Employment Agreement executed March 26, 2003 between the Company and Gordon Graves	(8)

10.14	Employment Agreement executed September 9, 2004 between the Company and Clifton Lind	(12)

10.15	Agreement dated October 24, 2006 by and among the Company and Liberation Investments, L.P., Liberation Investments, Ltd., Liberation Investment Group, LLC, Emanuel R. Pearlman, and Neil E. Jenkins	(15)

10.16	Consulting Agreement dated October 23, 2006 by and between Multimedia Games, Inc. and Sarnoff Entertainment Corporation	(15)

10.17	Revolving Credit Facility Agreement entered into as of April 27, 2007 by and among the financial institutions from time to time signatory thereto, Comerica Bank, as agent for such financial institutions, and MegaBingo, Inc. and MGAM Systems, Inc.	(13)

10.18	Guaranty entered into as of April 27, 2007 by and among Comerica Bank and Multimedia Games, Inc., Innovative Sweepstakes Systems, Inc., MGAM Services, L.L.C., MGAM Systems International, Inc. and MegaBingo International, LLC	(13)

10.19	Security Agreement entered into as of April 27, 2007, by and among MegaBingo, Inc., MGAM Systems, Inc., such other entities which from time to time become parties thereto and Comerica Bank, as Agent	(13)

10.20	Letter Agreement dated as of June 6, 2007, by and among MGAM Systems, Inc., Megabingo, Inc., Comerica Bank and CIT Lending Services Corporation	(14)

10.21	Amendment to Credit Agreement, dated as of October 26, 2007, by and among MGAM Systems, Inc., Megabingo, Inc., Comerica Bank, CIT Lending Services Corporation and the Banks party to Credit Agreement.	(16)

21.1	Subsidiaries of registrant	(17)

23.1	Consent of BDO Seidman, LLP	(17)

31.1	Certification of the Principle Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(17)

31.2	Certification of the Principle Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(17)

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(17)

(1)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission, or SEC, for the quarter ended March 31, 1997.
(2)	Incorporated by reference to our Form 8-K filed with the SEC on December 13, 2007.
(3)	Incorporated by reference to our Form 10-KSB filed with the SEC for the fiscal year ended September 30, 1994.
(4)	Incorporated by reference to our Form 10-KSB filed with the SEC for the fiscal year ended September 30, 1998.

(5)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on December 1, 2000 (File No. 333-51072).
(6)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on October 18, 2001 (File No. 333 - 100611).
(7)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on October 15, 1998 (File No. 000-28318).
(8)	Incorporated by reference to our Form 10-Q filed with the SEC for the quarter ended March 31, 2003.
(9)	Incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed with the SEC on January 6, 2004.
(10)	Incorporated by reference to our Form 10-Q filed with the SEC for the quarter ended December 31, 2003.
(11)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on October 18, 2002 (File No. 333 - 100612).
(12)	Incorporated by reference to our Form 10-K filed with the SEC for the fiscal year ended September 30, 2004.
(13)	Incorporated by reference to our Form 8-K filed with the SEC on May 3, 2007
(14)	Incorporated by reference to our Form 8-K filed with the SEC on June 8, 2007
(15)	Incorporated by reference to our Form 8-K filed with the SEC on October 26, 2006.
(16)	Incorporated by reference to our Form 8-K filed with the SEC on November 1, 2007
(17)	Filed herewith.