Form 10-K/A
period 2007-09-30
MULTIMEDIA GAMES INC
filed 2008-01-28
CIK 896400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2007

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

Large accelerated filer    ☐            Accelerated filer    ☒            Non-accelerated filer    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by nonaffiliates of the registrant computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2007), was $289,369,000 (assuming, for this purpose, that only directors and officers are deemed affiliates).

As of January 15, 2008, the registrant had 26,268,771 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Multimedia Games, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2007 (the “Original Report”), as filed with the Securities and Exchange Commission on December 14, 2007 (the “Original Filing Date”), for the purpose of including information that was to be incorporated by reference from our definitive proxy statement. We will not file our proxy statement within 120 days of the end of our fiscal year, and, therefore are amending Items 10, 11, 12, 13, 14 and 15 of Part III of our Original Report to add the information contained herein. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are filing new certifications by the Company’s Principal Executive Officer and Principal Financial Officer as exhibits to this Form 10-K/A under Item 15.

Except as described above, this Amendment does not modify or update other disclosures in the Original Report, including the nature and character of such disclosures, to reflect events occurring after the filing date of the Original Report. Accordingly, this

Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

Set forth below is information regarding the executive officers and directors of the Company as of January 15, 2008.

Name	Age	Positions and Offices

Clifton E. Lind	61	President, Chief Executive Officer and Director
Randy S. Cieslewicz	36	Vice President and Chief Financial Officer
Gary L. Loebig	59	Executive Vice President of Sales
Brendan M. O’Connor	48	Executive Vice President and Chief Technology Officer
Robert F. Lannert	52	Executive Vice President of Class II Gaming
P. Howard Chalmers	64	Senior Vice President of Planning and Corporate Communications
Scott A. Zinnecker	59	Senior Vice President, Human Resources and Central Operations
Michael J. Maples, Sr.	65	Director, Chairman of the Board
Robert D. Repass	47	Director
John M. Winkelman	61	Director
Neil E. Jenkins	58	Director
Emanuel R. Pearlman	47	Director

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

Randy S. Cieslewicz has been Chief Financial Officer since April 2007. Mr. Cieslewicz joined us in March 2002 as Vice President of Tax and Budget and in July 2005, became our Vice President of Tax, Budget, and Corporate Compliance. Mr. Cieslewicz worked in public accounting from 1994 through 2002, last serving as a Tax Manager for BDO Seidman, LLP. Mr. Cieslewicz received his Bachelor of Business Administration in Accounting from Sam Houston State University.

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

Brendan M. O’Connor became our Senior Vice President and Chief Technical Officer upon joining us in January 2002 and was elected Executive Vice President in July 2003. From January 2001 until January 2002, Mr. O’Connor worked as a technical consultant for us. From 1995 until January 2001, Mr. O’Connor was a Senior Software Architect at The Boeing Company’s Space and Communications Group, where he led a team that developed software for satellite ground systems. He has over 20 years of experience developing software systems. Mr. O’Connor received a Bachelor of Arts in Chemistry from New College of Florida and Master of Arts in Chemistry and Master of Science in Aerospace Engineering degrees from the University of Texas at Austin.

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

Michael J. Maples, Sr. has been a director of ours since August 2004 and has served as Chairman of the Board since April, 2006. Mr. Maples held various management positions at Microsoft Corporation from April 1988 to July 1995, including Executive Vice President of the Worldwide Products Group. As a member of the Office of the President at Microsoft, Mr. Maples reported directly to the Chairman. Previously, he served as Director of Software Strategy for International Business Machines Corp. Mr. Maples also currently serves on the boards of Motive, Inc., a service management software company, Lexmark International, Inc., a laser and inkjet printer company, and Sonic Corp., an operator and franchisor of drive-in restaurants. He is currently a member of the Board of Visitors of the Engineering School at the University of Oklahoma and the College of Engineering Foundation Advisory Council at the University of Texas at Austin. Mr. Maples received a Bachelor of Science degree in Electrical Engineering from the University of Oklahoma and a Master of Business Administration from Oklahoma City University.

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

Agreement with Liberation Investments

The Company is party to an Agreement dated October 24, 2006, by and among the Company and Liberation Investments, L.P., a Delaware limited partnership (“Liberation Investments”) certain entities affiliated with Liberation Investments, Emanuel R. Pearlman, an affiliate of Liberation Investments, and Neil E. Jenkins, or the Liberation Investments Agreement. Pursuant to the Liberation Investments Agreement, Messrs. Pearlman and Jenkins were appointed to the Board of Directors in October 2006 and the Board of Directors adopted resolutions (i) approving the inclusion of Messrs. Jenkins and Pearlman on the slate of candidates proposed by the Board of Directors as nominees for election as directors at the 2007 annual shareholders meeting held May 30, 2007; (ii) recommending to the shareholders that they vote for the election of Messrs. Jenkins and Pearlman at the 2007 annual shareholders meeting; and (iii) approving the retention of an executive search firm to initiate, on behalf of the Nominating and Governance Committee of the Board of Directors, a search for an additional qualified independent director to be added to the Board of Directors as a seventh member (filling a vacancy created at that time) as soon as such a candidate has been identified and has been offered, and has accepted, such appointment. At the 2007 annual shareholders meeting, the Company’s shareholders elected Messrs. Jenkins and Pearlman to serve as directors of the Company. The Company continues its search for a qualified candidate to serve as the seventh director. A copy of the Liberation Investments Agreement is attached as Exhibit 10.1 to a Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission (the “SEC”) on October 26, 2006.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, the executive officers and persons who hold more than10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 which requires them to file reports with respect to their ownership of the common stock and their transactions in such common stock. Based upon (i) the copies of Section 16(a) reports which we received from such persons for their fiscal 2007 transactions in the common stock and their common stock holdings; and (ii) the written representations received from one or more of such persons that no annual Form 5 reports were required to be filed by them for the 2007 fiscal year, we believe that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by our directors, executive officers and greater than ten percent beneficial owners.

Audit Committee Composition and Audit Committee Financial Expert

Our Board of Directors has appointed Messrs. Repass, Maples, Winkelman, and Jenkins as members of the Audit Committee of the Board of Directors. All Audit Committee members are “independent” as defined and required under the Nasdaq listing standards and the rules and regulations of the Securities and Exchange Commission. All

Audit Committee members also possess the level of financial literacy required by all applicable laws and regulations. The Board has determined that at least one member of the Audit Committee, Mr. Repass, is an Audit Committee “financial expert,” and that Mr. Repass is “independent” as defined by the rules and regulations of the SEC.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our officers, directors and employees and which includes a separate, additional Code of Ethics for our principal executive officer, principal financial officer and principal accounting officer. This code, including the separate, additional code for our principal executive officer, principal financing officer and principal accounting officer, is publicly available on our website at http://ir.multimediagames.com/downloads.cfm. If the we make any amendments to the code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to our principal executive officer, principal financial officer, principal accounting officer or controller, or other persons performing similar functions that requires disclosure by law or NASDAQ listing standard, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC.

ITEM 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

INTRODUCTION

This Compensation Discussion and Analysis provides information regarding the following:

•	The objectives of our executive compensation program, including the behaviors and results it is designed to encourage and reward;

•	The roles and responsibilities of management and the Compensation Committee in the governance of our executive compensation program;

•	The elements of our executive compensation program and its purposes; and

•	The Compensation decisions with respect to our fiscal year ended September 30, 2007.

Objectives of the Executive Compensation Programs

The objective of our executive compensation program is to align the compensation paid to our Executive Officers with shareholder and customer interests (on both a short-term and long-term basis); attract, retain and motivate highly qualified executive talent; and provide appropriate rewards for achievement of business objectives and growth in shareholder value. For purposes of this disclosure, the term “Executive Officers” refers to the five executives who are named in the Company’s Summary Compensation Table. (See “Item 11. Executive Compensation”).

It is the Company’s objective that the compensation of the Executive Officers be directly related to the achievement of our planned goals, and the enhancement of corporate and shareholder value. The Compensation Committee recognizes that the industry sector in which we operate is both highly competitive and is challenged by significant legal and regulatory uncertainty. In addition, the technology-related experience and skills of our Executive Officers have applications to many other industry sectors besides our own. As a result, there is substantial demand for qualified, experienced executive personnel of the type we need to achieve our objectives. The Compensation Committee considers it crucial that the Company be assured of retaining and rewarding our top caliber executives, who are essential to the attainment of our ambitious long-term goals.

For these reasons, the Compensation Committee believes the Company’s executive compensation arrangements must remain competitive with those offered by other companies of similar size, scope, performance levels and complexity of operations.

Determining Executive Compensation

Our management and the Compensation Committee strive to maintain an executive compensation program that is structured to provide the Executive Officers with a total compensation package that, at expected levels of performance, is competitive with those provided to other executives holding comparable positions or having similar qualifications in other similarly situated organizations in our industry and the general market. Both management and the Compensation Committee are involved in the development, review and evaluation of our executive compensation programs. The Compensation Committee has sole responsibility for the approval of such programs. The roles and responsibilities are described below.

Management. Our management sets the strategic direction for the Company and strives to design and maintain compensation programs that motivate behaviors among the Executive Officers that are consistent with the Company’s strategic goals and objectives. Each year, the Chief Executive Officer, with assistance from the Vice President of Human Resources, and other members of management, as appropriate, conducts a review process covering each of the Executive Officers reporting to the Chief Executive Officer. This annual review process focuses on an evaluation of overall Company performance and the performance of each such Executive Officer, including an evaluation of compensation levels delivered through each element of compensation (as described below), competitive practices and trends, and specific compensation issues as they arise. Based on the outcomes of this review process, the Chief Executive Officer makes recommendations to the Compensation Committee regarding the compensation of each of the Executive Officers reporting directly to him. This recommendation typically provides information regarding adjustments, if any, to base salaries, annual incentive bonus award payments, and equity-based incentive awards.

Compensation Committee. The Company’s Board of Directors established the Compensation Committee in 1996 at the time of our initial public offering. The Committee operates pursuant to a charter, which is available on the Company’s website at www.multimediagames.com. As stated in the charter, the purpose of the Compensation Committee is to discharge the Board’s responsibilities relating to compensation and benefits of the Company’s Executive Officers and directors. The current members are Messrs. Winkelman and Pearlman who are each “independent” directors, as required by Nasdaq Marketplace Rules. The Company is conducting a search for a new additional director who will serve on the Committee, in compliance with the Committee’s charter which requires that the Committee be comprised of at least three directors. The Compensation Committee convened two times during fiscal year 2007 to discuss Company compensation programs and issues.

The Compensation Committee has overall responsibility for the approval of executive and director compensation programs that are appropriate, consistent with our compensation philosophy, and support our business goals and objectives. Specifically, the Committee has authority and responsibility for the review, evaluation and approval of the compensation structure and levels for all of the Executive Officers. The Committee also approves all employment, severance, or change-in-control agreements, and special or supplemental benefits or provisions applicable to the Executive Officers. The Committee is also responsible for reviewing and making periodic recommendations to the Board regarding the compensation of directors.

Each year, the Committee reviews the compensation recommendations submitted by the Chief Executive Officer. In general, the Chief Executive Officer’s recommendations consider the following:

•	Performance versus stated individual and Company business goals and objectives;

•	Internal equity (i.e., considering the pay for similar jobs and jobs at different levels within the Company) and the critical nature of each Executive Officer to the Company’s future success;

•	The need to retain talent; and

•	The compensation history of each Executive Officer, including the value and number of stock options awarded in prior years.

The Compensation Committee believes that input from management provides useful information and perspective to assist the Committee with the determination of its own views on compensation. Although the Compensation Committee receives information and recommendations regarding the design and level of compensation of the Executive Officers from management, the Compensation Committee makes the final decisions as to the plan design and compensation levels for these executives.

In making decisions on each Executive Officer’s compensation, the Committee considers the nature and scope of all elements of the executive’s total compensation package, the executive’s responsibilities, and the competitive posture of their current compensation. The Committee also evaluates each Executive Officer’s performance through reviews of objective results (both Company and individual results), reports from the Chief Executive Officer and other senior management regarding the executive’s effectiveness in supporting the Company’s key strategic, operational and financial goals and, in some cases, personal observation.

With respect to the compensation of the Chief Executive Officer, the Committee is responsible for the periodic review and approval of his total compensation, including annual incentive bonus awards and equity-based incentive compensation. The Committee also develops annual performance goals and objectives, and conducts an evaluation of the Chief Executive Officer’s performance relative to these goals and objectives. The Committee considers and discusses the Chief Executive Officer’s compensation in executive session without the Chief Executive Officer present.

The Compensation Committee has the sole authority to obtain advice from consultants, legal counsel, accounting, or other advisors, as appropriate, to perform the Committee’s duties and responsibilities. The Committee did not engage a compensation consultant to assist with the evaluation or review of the compensation programs for the Executive Officers for the fiscal year ended September 30, 2007.

Elements of Executive Compensation

Management and the Compensation Committee strive to implement executive compensation programs that are designed to attract and retain individuals who possess the qualities necessary to successfully execute the Company’s business strategy, and to support the Company’s long-term financial success and drive shareholder value. The key elements of compensation provided to the Executive Officers are as follows:

Element	Objectives and Basis	Form

Base Salary	Provide base compensation that reflects responsibilities, tenure and performance and is competitive for each role.	Cash

Annual Incentive Bonus	Annual incentive to drive Company and individual performance.	Cash

Equity-Based Incentives	Long-term incentives to drive Company performance and align the Executive Officers’ interests with shareholders’ interests; retain Executive Officers through vesting and potential wealth accumulation.	Stock options

Health and Welfare Benefits	Provide for the health and wellness of our Executive Officers.	Various plans (described below)

Retirement and Savings Plan	Assist employees with retirement savings and capital accumulation on a tax-advantaged basis.	401(k) Plan, with Company matching contributions.

Perquisites	On a very limited basis, support Company business interests.	Club membership

Discretionary Bonuses and Awards	Attract top executive talent from outside the Company; retain Executive Officers through vesting and potential wealth accumulation; and recognize promotions and significant individual contributions to the Company.	Cash and stock options

Severance and Change-in- Control Benefits	Provide financial security to Executive Officers and protect Company interests in the event of the termination of employment; attract and retain top executive talent.	Cash severance and acceleration of vesting of nonvested outstanding stock options

Cash Compensation

The Company believes that annual cash compensation should be paid commensurate with attained performance. Accordingly, our cash compensation consists of fixed base compensation, paid in the form of an annual base salary, and an annual incentive bonus program that is designed to motivate and serve as a reward for the Company’s overall performance. The Compensation Committee supports management’s compensation philosophy of moderate fixed compensation with the potential for significant bonuses for achieving performance-related goals. Base salary and bonus award decisions are made as part of the Company’s structured annual review process.

Base Salary. Base salaries are paid to the Executive Officers to provide an appropriate fixed component of compensation. The base salary paid to each Executive Officer generally reflects the officer’s responsibilities, tenure, individual job performance, measurable contribution to our success, special circumstances, and pay levels of similar positions with comparable companies in the industry. Management and the Compensation Committee review the base salary of each Executive Officer, including the Chief Executive Officer, on an annual basis. When reviewing each Executive Officer’s base salary, the Compensation Committee considers the level of responsibility and complexity of the Executive Officer’s job, whether individual performance in the prior year was particularly strong or weak, how the Executive Officer’s salary compares to the salaries of other Company executives, and salaries paid for the same or similar positions. In addition to these annual reviews, management and the Committee may, at any time, review the salary of an Executive Officer who has received a significant promotion, whose responsibilities have been increased significantly, or who is the object of competitive recruitment. Any adjustments are based on increases in the cost of living, job performance of the Executive Officer over time, and the expansion of duties and responsibilities, if any. No pre-determined weight or emphasis is placed on any one of these factors.

During November 2006, the Committee approved annual merit increases to the base salaries of four of the Executive Officers. The average increase was approximately 5.1%. Prior to the adjustments, these Executive Officers last received salary increases in July 2005. In addition, Mr. Cieslewicz received an increase in his salary effective April 2007 in connection with his appointment as the Company’s Chief Financial Officer.

Our Chief Executive Officer, Mr. Lind, did not receive a salary increase during fiscal year 2007. His most recent salary increase was made in February 2004.

The following table summarizes the base salaries for each of the Executive Officers:

Name	Annual Base Salary Effective 10/01/2006	Merit Increase Effective 11/19/2006	Other Adjustments(1)	Annual Base Salary Effective 09/30/2007
Mr. Lind	$450,000	None	None	$450,000
Mr. Cieslewicz	135,000	$7,500 (+5.6%)	$70,000	212,500
Mr. Loebig	185,000	9,250 (+5.0%)	None	194,250
Mr. O’Connor	185,000	9,250 (+5.0%)	None	194,250
Mr. Chalmers	180,000	9,000 (+5.0%)	None	189,000

(1)	Adjustment upon promotion to Chief Financial Officer effective April 6, 2007.

Annual Incentive Bonus. The Company’s annual incentive bonus program is intended to motivate the Executive Officers to achieve superior Company financial performance, recognize and reward the Executive Officers for their contributions when superior annual performance is achieved, and provide compensation opportunities which are aligned with competitive practices. The program is designed so that the annual incentive bonus can potentially be the largest component of cash compensation only if the executive and the Company are able to meet or exceed performance-related goals that, if attained, are expected to result in an increase in overall company and shareholder value.

Under our annual incentive bonus program, the Executive Officers do not have pre-set performance goals or annual bonus targets, expressed as a percentage of base salary. Rather, an annual incentive bonus pool is funded as a percentage of the Company reported pre-tax income, which is the sole corporate measure of performance for the funding of the incentive bonus pool. The bonus pool funding percentage is developed and approved by the Board of Directors periodically, based on the Company’s expected performance and an assessment of appropriate awards the annual incentive bonus pool might generate given different performance levels. For the fiscal year ended September 30, 2007, the annual incentive bonus pool funding percentage was set at 4.6% of the Company’s pre-tax income. The Company realized a net pre-tax loss for the fiscal year and, as a consequence, the annual incentive bonus pool was not funded for fiscal 2007 and no annual incentive awards were paid to the Executive Officers for the fiscal year.

If the Company’s performance results in the funding of the annual incentive bonus pool, then the Chief Executive Officer recommends to the Compensation Committee a bonus award amount for each of the other Executive Officers. The Chief Executive Officer’s recommendations are based on his assessment of each such Executive Officer’s contribution to the execution of the Company’s business plans. The Compensation Committee considers the Chief Executive Officer’s recommendations, and may make changes to the recommended award amounts. The Chief Executive Officer’s bonus award is determined solely by the Compensation Committee based on its evaluation of his performance. Bonus award payments are typically made in the first quarter of the fiscal year following the year in which they were earned.

Due to the dynamic nature of the Company’s industry, which is driven by economic and regulatory conditions, and customer preferences, we believe that discretion in the determination of bonus award amounts is appropriate and optimizes the overall value of the bonus program. This approach facilitates teamwork and collaboration among the Executive Officers, and allows them to not be limited to pre-established goals should operating conditions change during the year.

In April 2007, the Compensation Committee approved quarterly cash bonus awards in the amount of $17,500 to Mr. Cieslewicz in connection with his appointment as the Company’s Chief Financial Officer. The intent of the bonus awards was to recognize his efforts as Interim Chief Financial Officer since May 2006. The bonus was discretionary, and not made under the annual incentive bonus program. The amount of the bonus was based on a recommendation by the Chief Executive Officer and approved by the Compensation Committee. During fiscal 2007, three such quarterly bonus payments were made to Mr. Cieslewicz, totaling $52,500. These awards are reflected in the “Bonus” column in the Company’s Summary Compensation Table (See “Item 11. Executive Compensation”).

Equity-Based Incentives

We provide the Executive Officers with long-term compensation in the form of equity-based incentives, which are intended to align the interests of the Executive Officers with the interest of the Company’s shareholders by supporting the creation of long-term value for the organization, facilitate significant long-term retention, and be consistent with competitive market practices. Equity-based compensation represents a significant portion of each Executive Officer’s total compensation, and the primary equity-based incentive vehicle we have used has been stock options. Nonqualified and incentive stock options have been granted to the Company’s Executive Officers and other employees. The Company expects to continue to issue stock options to new employees as they are hired, as well as to current employees as incentives from time to time. Our rationale for granting stock options is as follows:

•	We believe that stock options are highly effective at aligning the long-term interests of our Executive Officers with the interests of our shareholders;

•	The grant of stock options to Executive Officers has been an essential ingredient to enabling us to achieve our growth and attain our business objectives; and

•

We regularly face significant legal, regulatory and competitive challenges to our business that require extraordinary commitments of time and expertise by the Executive Officers, who have met these challenges and made these extraordinary commitments, largely because of the reward and incentive provided by the historical and prospective grant of stock options.

The Compensation Committee periodically reviews the need to make grants of stock options to the Executive Officers, typically based on recommendations from management. When approving the grant of stock options, the Compensation Committee considers the number and terms of options previously granted, industry practices, the Executive Officer’s level of responsibility, and assumed potential stock value in the future.

Stock options are awarded under the Company’s stock plans – the 1996 Stock Incentive Plan, the 2000, 2001, 2002, 2003 Stock Option Plans, and an Ad Hoc Stock Option Plan. Individual grants of options are documented by stock option agreements which contain the specific terms and provisions pertaining to each grant, including vesting, option term, exercise price, and termination provisions. Options granted to the Executive Officers and other employees generally vest over four years and expire ten years from the date of grant.

The exercise price of stock options granted to Executive Officers is equal to the market value of a share of Company stock on the date of grant. Therefore, our Executive Officers will receive no benefit from the stock options unless the value of a share of common stock exceeds the exercise price.

During the fiscal year ended September 30, 2007, the Compensation Committee approved a grant of 100,000 stock options to Mr. Cieslewicz in connection with his appointment as the Company’s Chief Financial Officer. The nature and size of this award to Mr. Cieslewicz was determined in conjunction with the increase to his base salary, and recognizes his key contributions to the Company as well as the need to retain his services on a long-term basis. The award consisted of a combination of 23,628 incentive stock options, or ISOs, and 76,372 nonqualified stock options, or NQSOs. The options will vest and become exercisable over four years. Specifically, 3,304 ISOs and 21,696 NQSOs will vest on each of the first and second anniversaries of the date of grant, and 8,510 ISOs and 16,490 NQSOs will vest on each of the third and fourth anniversaries of the date of grant. The Company typically grants ISOs to Executive Officers and other employees in order to take advantage of the tax benefits the ISOs afford to the optionee, in accordance with Section 422 of the Internal Revenue Code (and any successor provision of the Code having a similar intent).

Other than the stock option award to Mr. Cieslewicz, none of the other Executive Officers received grants of stock options or any other form of equity-based incentives during the fiscal year ended September 30, 2007.

Our equity-based incentive awards are designed to comply with section 162(m) of the IRS code to allow tax deductibility of the awards.

Benefit Programs and Perquisites

We provide our Executive Officers with benefits that are intended to be a part of a competitive total compensation package and that will permit us to attract and retain highly-qualified executives. These benefits include health and welfare benefits, a retirement and savings plan, and a perquisite limited to the Chief Executive Officer. Each of these benefits is described below.

Health and Welfare Benefits. The Company’s benefits program is designed to provide employees (including the Executive Officers) and their families with security and well being, and is an important part of the total compensation package. These benefits are divided into the following major categories:

•	Health Care Benefits – medical, dental and vision insurance coverage;

•	Life and disability Benefits – basic, optional life and accident insurance as well as short and long-term disability coverage;

•	Flexible Spending Accounts – health care and dependent care tax-free accounts; and

•	Work Life Benefits – employee assistance with everyday issues, financial and legal issues, parenting, childcare, education and elder care.

The Executive Officers participate in these benefits programs on the same relative basis as our other employees.

Retirement and Savings. The Company maintains an employee retirement and savings plan pursuant to Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The purpose of the 401(k) Plan is to permit employees, including the Executive Officers, to accumulate funds for retirement on a tax-advantaged basis. Specifically, the 401(k) Plan permits each eligible employee to contribute on a pre-tax basis a portion of his compensation to the 401(k) Plan (for calendar year 2007, the maximum amount of compensation that may be contributed to the 401(k) Plan was $15,500). The Company makes a matching contribution to the 401(k) Plan that is equal to 100% of the first 3% of compensation contributed by employees and 50% of the next 2% of compensation contributed by employees to the 401(k) Plan.

The Company does not maintain a tax-qualified defined benefit retirement plan. In addition, the Company does not maintain any non qualified supplemental retirement plans or deferred compensation plans for the Executive Officers.

Perquisites. The Company does not provide perquisites to Executive Officers, except for monthly club membership dues that are paid on Mr. Lind’s behalf. This club membership is primarily used for business purposes, including sales and customer entertainment and Board of Directors dinners. The value of this benefit to Mr. Lind is included in the “All Other Compensation” column in the Summary Compensation Table.

Compensation of the Chief Executive Officer

Mr. Lind’s base salary was established in 2004 pursuant to his employment agreement (described below) and has not been adjusted since that time. As discussed above, any annual incentive bonus payments to Mr. Lind are subject to i) the overall performance of the Company that results in the funding of the annual incentive bonus pool; and ii) the discretion of the Compensation Committee, based on its assessment of his individual performance and contribution. The Committee periodically reviews the need to make grants of stock options to Mr. Lind. Based on the number of outstanding options held by Mr. Lind, the Committee has not granted additional options to him since September 2003.

EMPLOYMENT ARRANGEMENTS AND CHANGE-IN-CONTROL BENEFITS

The Company has entered into an employment agreement with our Chief Executive Officer, Mr. Lind. Other than Mr. Lind’s employment agreement, we do not have employment agreements with any other of our Executive Officers, or any other employee. In addition, the Company has entered into certain stock option agreements with Mr. Lind that contain provisions that are not provided for in the stock option agreements with other Executive Officers or other employees.

Employment Agreement with Clifton E. Lind. On September 9, 2004, we entered into an employment agreement with Mr. Lind, or the Employment Agreement, that sets forth certain terms and conditions relating to Mr. Lind’s employment with the Company. The Employment Agreement provides for the continuation of Mr. Lind as the Company’s President and Chief Executive Officer. In addition, the Employment Agreement provides that Mr. Lind will receive an annual base salary of $450,000 and will be eligible to receive incentive compensation on an annual basis as determined by the Compensation Committee, based upon a performance review of Mr. Lind performed by the Compensation Committee (and subject to the funding of the annual incentive bonus pool, based on the Company’s performance). The Employment Agreement also specifies that Mr. Lind will be eligible to receive all customary and usual fringe and other benefits generally available to our Executive Officers, in accordance with the terms and conditions of any applicable benefit plans, including group health, life and disability insurance and 401(k) Plan.

In the event that Mr. Lind’s employment is terminated without cause or Mr. Lind terminates his employment for good reason (as defined in the Employment Agreement) during the term of the Employment Agreement, subject to Mr. Lind’s observance of the surviving terms thereof and Mr. Lind’s execution of a full general release, Mr. Lind would be entitled to the following benefits: (i) his base salary for 18 months, in equal monthly installments, following the date of termination, (ii) one year of his projected incentive compensation pro rated for the percentage of the year that has elapsed as of the date of such termination, and (iii) full acceleration of the vesting of any unvested stock options that he holds. In the event that Mr. Lind voluntarily resigns as President and Chief Executive Officer, for any reason, Mr. Lind would be entitled to receive his base salary for 18 months, in equal monthly installments, following the date of termination and one year of his projected incentive compensation.

In recognition for the aforementioned benefits, upon the termination of Mr. Lind’s employment for any reason, Mr. Lind would be prohibited from (i) working for, providing assistance to, or investing in (subject to certain exceptions) any business that is competitive with that of the Company for a period of 18 months, (ii) soliciting any of our customers or prospective customers for a period of 12 months, (iii) making disparaging remarks about the Company for a period of 12 months, (iv) soliciting any of our employees for a period of 18 months, and (v) disclosing any of our confidential information. Further, Mr. Lind’s right to receive the benefits identified in the preceding paragraph upon a qualifying termination of his employment is subject to his execution of a full general release.

Stock Option Agreements with Clifton E. Lind. In addition to the change-in-control vesting provisions described above, our stock option agreements with Clifton E. Lind provide for full vesting of all nonvested stock options held by Mr. Lind upon his termination for good reason. Good reason, as defined in the agreement, relates to a diminution of Mr. Lind’s salary, position or responsibilities. If Mr. Lind’s employment is involuntarily terminated without “cause” or voluntarily terminated other than for good reason, these stock option agreements then provide for the immediate vesting of Mr. Lind’s outstanding stock options governed by such agreements to the extent such options would have otherwise vested if Mr. Lind had remained employed with the Company for an additional two years beyond his date of termination.

Change-in-Control Benefits. Generally, the Company does not provide Executive Officers with any special benefits that are triggered solely upon a change-in-control. However, upon a change-in-control, virtually all of the Company’s outstanding stock options, including those held by the Executive Officers, become full vested. Change-in-control generally refers to certain corporate transactions involving the Company such as a merger or consolidation, sale of assets, dissolution or the acquisition by any person of at least 51% of our voting stock. The Compensation Committee believes that for senior executives, including the Executive Officers, accelerated vesting of stock options in the event of a change-in-control is generally appropriate because in some change-in-control situations, equity of the target company is cancelled making immediate acceleration necessary in order to preserve the value of the option grants. In addition, the Company relies on long-term incentive awards to provide the Executive Officers with the opportunity to accumulate substantial resources to fund their retirement income, and the Compensation Committee believes that a change-in-control event is an appropriate liquidation point for awards designed for such purpose.

General Severance Plan. In June 2006, the Company established the Multimedia Games, Inc. Severance Plan for Select Employees (“Severance Plan”). Under this plan, and other than for Mr. Lind as provided for in his Employment Agreement, it is at the discretion of the Plan Administrator, and subject to approval by the Company’s Chief Executive Officer, whether an Executive Officer, or any employee, would be entitled to receive any cash severance benefits due to an involuntary termination of employment. However, in no event may cash severance benefits exceed twice an Executive Officer’s annual compensation (generally defined as base salary) for the calendar year preceding the calendar year during which the Executive Officer involuntarily terminated. The Plan Administrator for the Severance Plan is the Company’s Senior Vice President of Human Resources.

Under the Severance Plan, there are no commitments for the Company to make severance payments to any employee, including any of the Executive Officers. Any payments made pursuant to the Plan are determined on a case-by-case basis. No payments were made under the Severance Plan to any current or former Executive Officers during the fiscal year ended September 30, 2007.

IMPACT OF ACCOUNTING AND TAX TREATMENT

The Compensation Committee considers the anticipated accounting and tax treatment to the Company and the Executive Officers in its decision-making process. The short-term and long-term incentive plans are currently designed to meet the qualifications of Section 162(m) of the Internal Revenue Code to ensure that compensation paid to Executive Officers is fully tax deductible for the Company. However, the Committee may determine, from time to time, that the payment of compensation that does not meet the qualifications of Section 162(m) of the Internal Revenue Code is necessary to further the best interests of the Company and our shareholders.

SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth information concerning aggregate compensation earned by or paid to (i) our Chief Executive Officer, (ii) our Chief Financial Officer, and (iii) our three other most highly compensated Executive Officers who served in such capacities as of September 30, 2007. We refer to these individuals as our “Executive Officers.”

Name and Principal Position	Fiscal Year	Salary ($)	Bonus (1) ($)	Stock Awards ($)	Stock Option Awards (2) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation (3) ($)	Total ($)
Clifton E. Lind President and Chief Executive Officer	2007	450,000	—	—	80,220	—	—	17,493	547,713
Randy S. Cieslewicz (4) Vice President and Chief Financial Officer	2007	176,346	52,500	—	113,868	—	—	8,554	351,268
Gary L. Loebig Executive Vice President of Sales	2007	192,827	—	—	53,251	—	—	7,414	253,492
Brendan M. O’Connor Executive Vice President and Chief Technical Officer	2007	192,827	—	—	42,601	—	—	7,843	243,270
P. Howard Chalmers Senior Vice President of Planning and Corporate Communications	2007	187,616	—	—	56,707	—	—	7,625	251,948

(1)	In connection with his appointment as the Company’s Chief Financial Officer, three cash bonus award payments, each in the amount of $17,500 were made to Mr. Cieslewicz in recognition of his efforts and service as Interim Chief Financial Officer between May 2006 and April 2007.

(2)	Amounts disclosed in the “Option Awards” column relate to grants of stock options made under one or more of the Company’s stock option plans (See “Item 11. Executive Compensation”). With respect to each stock option grant, the amounts disclosed generally reflect the compensation cost that the Company recognized for financial accounting purposes in fiscal 2007, in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), or FAS 123R. Generally, FAS 123R requires the full grant-date fair value of a stock option award to be amortized and recognized as compensation cost over the service period that relates to the award.

(3)	Amounts disclosed in the “All Other Compensation” column generally reflect the Company’s contributions to the 401(k) Plan accounts of each Executive Officer. In addition, for Mr. Lind, amounts disclosed in the “All Other Compensation” column also include the Company’s reimbursement to Mr. Lind for his payment of luncheon club membership dues in the amount of $1,562.

(4)	Mr. Cieslewicz was appointed as the Company’s Chief Financial Officer on April 6, 2007. He had previously served as Interim Chief Financial Officer since May 2006.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2007

The following table provides information regarding grants of plan-based awards made to each of the Executive Officers during the fiscal year ended September 30, 2007.

	Grant Date	Date Award Approved				All Other Stock Awards: Number of Shares of Stock or Units (#)	All other Option Awards: Number of Securities Underlying Options (1)	Exercise or Base Price of Options Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (2)

			Estimated Future Payouts Under Equity Incentive Plan Awards
Name			Threshold (#)	Target (#)	Maximum (#)
Mr. Cieslewicz	4/6/07	4/6/07	—	—	—	—	23,628	11.75	155,574
	4/6/07	4/6/07	—	—	—	—	76,372	11.75	502,856

(1)	On April 6, 2006, the Board of Directors approved an award to Mr. Cieslewicz of 100,000 stock options in connection with his appointment as the Company’s Chief Financial Officer. These awards are in the form of a combination of 23,628 incentive stock options, or ISOs, and 76,372 nonqualified stock options, or NQSOs. The options will vest and become exercisable over four years. Specifically, 3,304 ISOs and 21,696 NQSOs will vest on each of the first and second anniversaries of the date of grant, and 8,510 ISOs and 16,490 NQSOs will vest on each of the third and fourth anniversaries of the date of grant. The Company made no other stock or option awards during fiscal year 2007.

(2)	The amounts disclosed in the “Grant date fair value of stock and option awards” column were computed in accordance with FAS 123R.

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END

The following table provides information concerning the current holdings of stock options by our Executive Officers as of September 30, 2007. This table includes unexercised and unvested option awards. Individual equity grants are shown separately for each Executive Officer.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($) (2)	Option Expiration Date
Mr. Lind	12/31/97	37,500	—	1.2709	12/31/07
	5/29/00	54,000	—	1.0000	5/29/10
	9/21/01	30,000	—	3.7667	9/21/11
	9/21/01	300,000	—	3.7667	9/21/11
	3/21/01	133,024	—	2.3959	3/21/11
	9/24/02	40,000	—	8.2750	9/24/12
	11/13/02	10,774	—	9.2800	11/13/12
	11/13/02	389,226	—	9.2800	11/13/12
	9/24/03	40,000	—	16.8125	9/24/13

	Total	1,034,524	—

Mr. Cieslewicz	1/24/02	70,000	—	10.1500	1/24/12
	3/25/05	—	6,250	7.6100	3/25/15
	8/4/05	3,750	7,500	9.9700	8/4/15
	4/6/07	—	23,628	11.7500	4/6/17
	4/6/07	—	76,372	11.7500	4/6/17

	Total	73,750	113,750

Mr. Loebig	3/21/01	20,000	—	2.3959	3/21/11
	3/21/01	19,102	—	2.3959	3/21/11
	9/21/01	8,436	—	3.7667	9/21/11
	9/21/01	141,564	—	3.7667	9/21/11
	3/25/05	25,000	25,000	7.6100	3/25/15

	Total	214,102	25,000

Mr. O’Connor	2/19/00	112,500	—	1.0000	2/19/10
	2/19/00	120,000	—	1.2709	2/19/10
	2/19/00	42,000	—	1.4167	2/19/10
	2/19/00	81,000	—	1.4167	2/19/10
	9/21/01	18,750	—	3.7667	9/21/11
	9/21/01	18,750	—	3.7667	9/21/11
	3/25/05	20,000	20,000	7.6100	3/25/15

	Total	413,000	20,000

Mr. Chalmers	11/13/02	32,322	—	9.2800	11/13/12
	11/13/02	78,150	—	9.2800	11/13/12
	11/13/02	2,026	—	9.2800	11/13/12
	10/15/04	1	—	12.0950	10/15/14
	10/15/04	19,999	—	12.0950	10/15/14
	3/25/05	5,193	11,443	7.6100	3/25/15
	3/25/05	7,307	1,057	7.6100	3/25/15

	Total	144,998	12,500

(1)	All options are subject to ratable vesting over four years. Specifically, options vest 25% on each of first four anniversaries of their grant.

(2)	The option exercise price is equal to the closing share price of the Company’s stock on the day of grant.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2007

The following table provides information regarding stock options exercised during the fiscal year ended September 30, 2007, including the number of shares acquired upon exercise and the value (value of common stock in excess of exercise price at date of exercise) realized, before payment of applicable withholding tax.

	Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Mr. Lind	42,810	482,216
Mr. Cieslewicz	6,875	15,169
Mr. Loebig	191,060	2,100,516
Mr. O’Connor	—	—
Mr. Chalmers	—	—

PENSION BENEFITS IN FISCAL YEAR 2007

The Company does not maintain a tax-qualified defined benefit retirement plan.

NONQUALIFIED DEFERRED COMPENSATION IN FISCAL YEAR 2007

The Company does not maintain any non-qualified supplemental retirement plans or deferred compensation plans for the Executive Officers.

POTENTIAL TERMINATION PAYMENTS

This section describes and quantifies potential payments that may be made or benefits that may provided to each Executive Officer at, following, or in connection with the resignation, severance, retirement, or other termination of the Executive Officer or a change of control of the Company. For this purpose, it is assumed that each of the foregoing events occurred on the last day of the Company’s fiscal year ended September 30, 2007. The determination of potential payments and benefits is based on specific factors and assumptions which are further discussed below. Since these factors and assumptions are subject to change, the payments and benefits that may actually be made to an Executive Officer may differ materially from the payments and benefits disclosed in this section.

Clifton E. Lind

Termination Event	Cash Severance (1) ($)	Acceleration and Other Benefits from Stock Options (2) ($)	Other ($)	Total ($)
Retirement	675,000	—	—	675,000
Death or Disability	—	—	—	—
Voluntary Resignation	675,000	—	—	675,000
Termination for Cause	—	—	—	—
Involuntary Termination without Cause, or Voluntary Resignation for Good Reason	675,000	—	—	675,000
Change in Control without Termination	—	—	—	—
Termination without Cause following a Change in Control	675,000	—	—	675,000

(1)	Pursuant to Mr. Lind’s Employment Agreement, the amounts reflect the value of 18 months of salary continuation, based on his base salary of $450,000 as of September 30, 2007. As described in the discussion of his Employment Agreement (see “Item 11. Executive Compensation”), Mr. Lind is also entitled to receive an additional cash severance benefit related to his expected incentive compensation for the year of termination. The values disclosed in the “Cash Severance” column do not include payments attributable to the incentive compensation plan, given that: a) it is unknown as to whether relevant performance-based milestones have been satisfied by both the Company and the Executive relative to future years in which Mr. Lind’s termination could occur; and b) individual awards are subject to the discretion of the Compensation Committee.

(2)	All of Mr. Lind’s outstanding stock options were vested as of September 30, 2007.

Randy S. Cieslewicz

Termination Event	Cash Severance (1) ($)	Acceleration and Other Benefits from Stock Options (2) ($)	Other ($)	Total ($)
Retirement	—	—	—	—
Death or Disability	—	5,688	—	5,688
Voluntary Resignation	—	—	—	—
Termination for Cause	—	—	—	—
Involuntary Termination without Cause, or Voluntary Resignation for Good Reason	212,500	5,688	—	218,188
Change in Control without Termination	—	5,688	—	5,688
Termination without Cause following a Change in Control	212,500	5,688	—	218,188

(1)	Pursuant to the Company’s General Severance Plan, Mr. Cieslewicz would, at the discretion of the Plan Administrator, be eligible to receive cash severance benefits not to exceed twice his annual compensation. For purposes of this disclosure, the amounts reflect the lump sum payment equal to 12 months of his annual base salary of $212,500 as of September 30, 2007.

(2)	The amounts reflect the aggregate in-the-money value of all nonvested outstanding stock options, based on the Company’s closing share price of $8.52 on September 30, 2007.

Gary L. Loebig

Termination Event	Cash Severance (1) ($)	Acceleration and Other Benefits from Stock Options (2) ($)	Other ($)	Total ($)
Retirement	—	—	—	—
Death or Disability	—	22,750	—	22,750
Voluntary Resignation	—	—	—	—
Termination for Cause	—	—	—	—
Involuntary Termination without Cause, or Voluntary Resignation for Good Reason	194,250	22,750	—	217,000
Change in Control without Termination	—	22,750	—	22,750
Termination without Cause following a Change in Control	194,250	22,750	—	217,000

(1)	Pursuant to the Company’s General Severance Plan, Mr. Loebig would, at the discretion of the Plan Administrator, be eligible to receive cash severance benefits not to exceed twice his annual compensation. For purposes of this disclosure, the amounts reflect the lump sum payment equal to 12 months of his annual base salary of $194,250 as of September 30, 2007.

(2)	The amounts reflect the aggregate in-the-money value of all nonvested outstanding stock options, based on the Company’s closing share price of $8.52 on September 30, 2007.

Brendan M. O’Connor

Termination Event	Cash Severance (1) ($)	Acceleration and Other Benefits from Stock Options (2) ($)	Other ($)	Total ($)
Retirement	—	—	—	—
Death or Disability	—	18,200	—	18,200
Voluntary Resignation	—	—	—	—
Termination for Cause	—	—	—	—
Involuntary Termination without Cause, or Voluntary Resignation for Good Reason	194,250	18,200	—	212,450
Change in Control without Termination	—	18,200	—	18,200
Termination without Cause following a Change in Control	194,250	18,200	—	212,450

(1)	Pursuant to the Company’s General Severance Plan, Mr. O’Connor would, at the discretion of the Plan Administrator, be eligible to receive cash severance benefits not to exceed twice his annual compensation. For purposes of this disclosure, the amounts reflect the lump sum payment equal to 12 months of his annual base salary of $194,250 as of September 30, 2007.

(2)	The amounts reflect the aggregate in-the-money value of all nonvested outstanding stock options, based on the Company’s closing share price of $8.52 on September 30, 2007.

P. Howard Chalmers

Termination Event	Cash Severance (1) ($)	Acceleration and Other Benefits from Stock Options (2) ($)	Other ($)	Total ($)
Retirement	—	—	—	—
Death or Disability	—	11,375	—	11,375
Voluntary Resignation	—	—	—	—
Termination for Cause	—	—	—	—
Involuntary Termination without Cause, or Voluntary Resignation for Good Reason	189,000	11,375	—	200,375
Change in Control without Termination	—	11,375	—	11,375
Termination without Cause following a Change in Control	189,000	11,375	—	200,375

(1)	Pursuant to the Company’s General Severance Plan, Mr. Chalmers would, at the discretion of the Plan Administrator, be eligible to receive cash severance benefits not to exceed twice his annual compensation. For purposes of this disclosure, the amounts reflect the lump sum payment equal to 12 months of his annual base salary of $189,000 as of September 30, 2007.

(2)	The amounts reflect the aggregate in-the-money value of all nonvested outstanding stock options, based on the Company’s closing share price of $8.52 on September 30, 2007.

COMPENSATION OF DIRECTORS

The Company maintains a plan to compensate the members of its Board of Directors for their services as directors, including serving on committees of the board. Under the Director Compensation Plan, each of the Company’s directors, including each director who is also a regular full-time employee, receives $37,500 per year, except for the Chairman of the Board, who receives $75,000 per year. In addition, each director receives $500 for each board meeting attended in person and $250 for each board meeting attended by telephone. Directors also receive the following amounts for serving on committees of the Board of Directors:

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

The following table provides a summary of total compensation paid to the Company’s outside directors during the fiscal year ended September 30, 2007.

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards ($)	Option Awards (2) ($)	All Other Compensation ($)	Total ($)
Neil E. Jenkins (3)	61,100	—	47,883	—	108,983
Michael J. Maples, Sr. (4)	111,750	—	46,602	—	158,352
Emanuel R. Pearlman (3)	52,300	—	47,883	—	100,183
Robert D. Repass	81,650	—	46,602	—	128,252
John M. Winkelman	88,500	—	46,602	—	135,102
Thomas W. Sarnoff (5)	22,965	—	46,602	—	69,567

(1)	Reflects the amount of cash compensation earned by directors, including annual retainers for Board of Directors and committee service, and meeting fees.

(2)	Represents the dollar amount recognized for financial statement reporting purposes with respect to the grant date fair value of option grants made to each director during fiscal year 2007. The fair value was estimated using the Black-Scholes option pricing model in accordance with SFAS 123R. On October 2, 2006, Messrs. Maples, Winkelman, Sarnoff and Repass were each granted 10,000 options with an exercise price of $9.18 per share. These options had a grant date fair value of $4.6602 per share. On November 9, 2006, following their appointment to the Board of Directors, Messrs. Jenkins and Pearlman were each granted 10,000 options with an exercise price of $9.63 per share. These options had a grant date fair value of $4.7783 per share.

(3)	Messrs. Jenkins and Pearlman were appointed to the Board of Directors, effective October 24, 2006.

(4)	Mr. Maples serves as the Company’s non-executive Chairman of the Board of Directors.

(5)	Effective October 24, 2006, Mr. Sarnoff resigned from the Board of Directors. In connection with his resignation, the Company entered an agreement that provides for Mr. Sarnoff’s services as a consultant for eighteen months at a fee of $8,000 per month, plus reimbursement of reasonable travel expenses.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended September 30, 2007, the Compensation Committee of our Board of Directors consisted of Mr. Winkelman and Mr. Mr. Pearlman. Neither of these individuals has served at any time as an officer or employee of the Company or is an Executive Officer at any company where an Executive Officer of the Company serves on the Compensation Committee.

COMPENSATION COMMITTEE REPORT

We, the Compensation Committee of the Board of Directors, have reviewed and discussed the foregoing Compensation Discussion and Analysis with the management of the Company. Based on such review and discussion, we are of the opinion that the executive compensation policies and plans provide appropriate compensation to properly align the Company’s performance and the interests of its shareholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long-term. Accordingly, we have recommended to the Board of Directors that the foregoing Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2007 and in the proxy statement relating to the Company’s 2008 Annual Meeting of Shareholders.

Submitted by the Compensation Committee of the Board of Directors:

COMPENSATION COMMITTEE

John M. Winkelman

Emanuel R. Pearlman

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of January 15, 2008 by (i) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director and director nominee, (iii) each Executive Officer, and (iv) all of our directors and executive officers as a group:

Beneficial Owner(1)	Number of Shares Beneficially Owned		Percent of Class (2)
Royce & Associates, LLC	2,745,738	(3)	10.5%
Prentice Capital Management, LP	2,584,304	(4)	9.8%
Liberation Investment Group, LLC	2,311,327	(5)	8.8%
Citadel Limited Partnership	2,043,742	(6)	7.8%
Dimensional Fund Advisors LP	1,901,352	(7)	7.2%
Cortina Asset Management	1,775,859	(8)	6.8%
Barclays Global Investors, NA.	1,646,826	(9)	6.3%
The Baupost Group	1,493,573	(10)	5.7%
PAR Investment Partners, L.P.	1,332,500	(11)	5.1%
Clifton E. Lind	2,139,686	(12)	7.8%
Randy Cieslewicz	86,950	(13)	*
Gary L. Loebig	215,102	(14)	*
Brendan M. O’Connor	413,000	(15)	1.5%
P. Howard Chalmers	144,998	(16)	*
Michael J. Maples, Sr.	67,500	(17)	*
Robert D. Repass	182,500	(18)	*
John M. Winkelman	230,000	(19)	*
Neil E. Jenkins	10,000	(20)	*
Emanuel R. Pearlman	2,321,327	(21)	8.8%
All executive officers and directors as a group (12 persons)	6,144,863	(22)	21.24%

*	Represents beneficial ownership of less than one percent.

(1)	Unless otherwise noted, the address for all officers and directors is the address of our principal executive offices at 206 Wild Basin, Building B, Fourth Floor, Austin, Texas 78746.

(2)	Percentages of ownership are based on 26,268,771 shares of common stock outstanding on January 15, 2008. Shares of common stock subject to stock options which are currently exercisable or will become exercisable within 60 days after January 15, 2008, are deemed outstanding for computing the percentage for the person or group holding such options, but are not deemed outstanding for computing the percentage for any other person or group.

(3)	Pursuant to Schedule 13G/A dated January 23, 2007, filed with the Securities and Exchange Commission, Royce & Associates, LLC reported that as of December 31, 2006, it had sole voting power over 2,745,738 shares and sole dispositive power over 2,745,738 shares and that its address is 1414 Avenue of the Americas, New York, New York 10019.

(4)	Pursuant to Schedule 13G/A dated February 14, 2007, filed with the Securities and Exchange Commission, Prentice Capital Management, LP reported that as of December 31, 2006 it and certain related entities had shared voting power over 2,584,304 shares and shared dispositive power of 2,584,304 shares and that its address is 623 Fifth Avenue, 32nd Floor, New York, New York, 10022.

(5)	Pursuant to Schedule 13D dated August 29, 2006, filed with the Securities and Exchange Commission, Liberation Investment Group, LLC reported that it and certain related entities had shared voting power over 2,311,327 shares and shared dispositive power of 2,311,327 shares and that its address is 330 Madison Avenue, 6th Floor, New York, New York, 10017.

(6)	Pursuant to Schedule 13G dated August 3, 2007, filed with the Securities and Exchange Commission, Citadel Limited Partnership reported that as of June 30, 2007, it and certain related entities had shared voting power over 2,043,742 shares and shared dispositive power of 2,043,742 shares and that its address is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois, 60603.

(7)	Pursuant to Schedule 13G/A dated February 9, 2007, filed with the Securities and Exchange Commission, Dimensional Fund Advisors LP reported that as of December 31, 2006, it had sole voting power over 1,901,352 shares and sole dispositive power over 1,901,352 shares and that its address is 1299 Ocean Avenue, Santa Monica, CA, 90401.

(8)	Pursuant to Schedule 13G dated February 15, 2007, filed with the Securities and Exchange Commission, Cortina Asset Management, LLC reported that as of December 31, 2006 it had sole voting power over 894,676 shares and sole dispositive power over 1,775,859 shares and that its address is 330 East Kilbourn Avenue, Suite 850, Milwaukee, Wisconsin, 53202.

(9)	Pursuant to Schedule 13G dated January 23, 2007, filed with the Securities and Exchange Commission, Barclays Global Investors, NA. reported that as of December 31, 2006, it had sole voting power over 1,578,528 shares and sole dispositive power over 1,646,826 shares and that its address was 45 Fremont Street, San Francisco, California 94105.

(10)	Pursuant to Schedule 13G dated February 13, 2007, filed with the Securities and Exchange Commission, The Baupost Group, LLC reported that as of December 31, 2006, it had sole voting power over 1,493,573 shares and sole dispositive power of 1,493,573 shares and that its address is 10 St. James Avenue, Suite 2000, Boston, Massachusetts, 02116.

(11)	Pursuant to Schedule 13G dated September 24, 2007, filed with the Securities and Exchange Commission, PAR Investment Partners, L.P. reported that as of September 14, 2007, it had sole voting power over 1,332,500 shares and sole dispositive power of 1,332,500 shares and that its address is One International Place, Suite 2401, Boston, MA 02110.

(12)	Consists of (i) 856,162 shares owned by Mr. Lind, (ii) 997,024 shares issuable upon the exercise of options that are currently exercisable, (iii) 27,000 shares held in various retirement accounts, and (iv) 259,500 shares held by the Lind Family Partnership.

(13)	Consists of (i) 13,200 shares owned by Mr. Cieslewicz, and (ii) 73,750 shares issuable upon the exercise of stock options that are currently exercisable.

(14)	Consists of (i) 1,000 shares owned by Mr. Loebig, and (ii) 215,102 shares issuable upon the exercise of stock options that are currently exercisable.

(15)	Consists of 413,000 shares issuable upon the exercise of stock options that are currently exercisable.

(16)	Consists of 144,998 shares issuable upon the exercise of stock options that are currently exercisable.

(17)	Consists of (i) 10,000 shares owned by Mr. Maples, and (ii) 57,500 shares issuable upon the exercise of stock options that are currently exercisable.

(18)	Consists of 182,500 shares issuable upon the exercise of stock options that are currently exercisable.

(19)	Consists of 230,000 shares issuable upon the exercise of stock options that are currently exercisable.

(20)	Consists of 10,000 shares issuable upon the exercise of stock options that are currently exercisable.

(21)	Consists of (i) 2,311,327 shares owned by Liberation Investment Group, LLC and (ii) 10,000 shares issuable upon the exercise of stock options that are currently exercisable.

(22)	Consists of (i) 883,862 shares owned, (ii) 2,597,827 shares owned indirectly, and (iii) 2,663,174 shares issuable upon the exercise of stock options that are currently exercisable.

For information about the Company’s securities authorized for issuance under equity compensation plans, see “Item 5. Market for Registrant’s Common Equity and Related Stock Matters” and further descriptions of the Company’s equity compensation plans in “PART IV – Item 15. Financial Statements – Note 9. Stockholders’ Equity” on our Form 10-K.

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

Our Audit Committee Charter requires that the members of our Audit Committee, all of whom are independent directors, review and approve all related party transactions as described in Item 404 of Regulation S-K promulgated by the SEC.

Our Code of Business Conduct and Ethics requires our Executive Officers and directors to disclose any conflicts of interest, including any material transaction or relationship involving a potential conflict of interest. Furthermore, Executive Officers are encouraged to avoid any direct or indirect business connections with our competitors, customers, suppliers or business partners. Directors are expected to avoid any action, position or interest that conflicts with our interests, or gives the appearance of a conflict.

Related Party Transactions

On October 24, 2006, we entered into an agreement with a former director, Thomas Sarnoff, which provides for Mr. Sarnoff’s services as a consultant to us for the following 18 calendar months at a fee of $8,000 per month.

ITEM 14. Principal Accountant Fees and Services

The following table presents the fees for professional services rendered by BDO Seidman, LLP for the fiscal years ended September 30, 2007 and 2006.

	2007	2006
Audit Fees	$952,870	$1,011,895
Audit-Related Fees	155,900	182,931
Tax Fees	108,883	106,612
All Other Fees	—	—

Total	$1,217,653	$1,301,438

Audit Fees. Audit Fees represent fees for professional services provided in connection with the audit of our annual financial statements and of management’s assessment and the operating effectiveness of internal control over financial reporting including in our Form 10-K, the quarterly reviews of financial statements included in our Form 10-Q filings and other statutory or regulatory filings.

Audit-Related Fees. Audit-Related Fees are fees for assurance and related services that are reasonably related to the attendance at our Audit Committee meetings and our Annual Shareholders’ Meeting. This category includes fees related to assistance in employee benefit and compensation plan audits, SAS 70 audits and consulting on financial accounting/reporting standards.

Tax Fees. Tax Fees primarily include professional services performed with respect to review of our original and amended tax returns and those of our consolidated subsidiaries, and for state, local and international tax consultation.

All Other Fees. All other fees includes the aggregate fees for products and services provided by BDO Seidman, LLP that are not reported under “Audit Fees,” “Audit Related Fees” or “Tax Fees”. There were not other fees in the fiscal years ended September 30, 2007, and September 30, 2006.

The Audit Committee has also adopted procedures for pre approving all audit and non-audit services provided by BDO Seidman, LLP. These procedures include reviewing a budget for audit and permitted non-audit services. The budget includes a description of, and a budgeted amount for, particular categories of non-audit services that are recurring in nature, and therefore anticipated at the time the budget is submitted. Audit Committee approval is required to exceed the budget amount for a particular category of non-audit services, and to engage the independent auditor for any non-audit services not included in the budget. For both types of pre-approval, the Audit Committee considers whether such services are consistent with the Securities and Exchange Commission’s rules on auditor independence.

PART IV

Item 15.	Exhibits and Financial Statements and Schedules.

3. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTIMEDIA GAMES, INC.
(Registrant)

By:	/s/ RANDY S. CIESLEWICZ
Randy S. Cieslewicz
Chief Financial Officer

Dated: January 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/S/ CLIFTON E. LIND Clifton E. Lind	Chief Executive Officer and Director (Principal Executive Officer)	January 28, 2008

/S/ RANDY S. CIESLEWICZ Randy S. Cieslewicz	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	January 28, 2008

/S/ MICHAEL J. MAPLES Michael J. Maples	Chairman of the Board and Director	January 28, 2008

/S/ ROBERT D. REPASS Robert D. Repass	Director	January 28, 2008

/S/ JOHN M. WINKELMAN John M. Winkelman	Director	January 28, 2008

/S/ NEIL E. JENKINS Neil E. Jenkins	Director	January 28, 2008

/S/ EMANUEL R. PEARLMAN Emanuel R. Pearlman	Director	January 28, 2008

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002