Form 10-Q
period 2007-12-31
MULTIMEDIA GAMES INC
filed 2008-02-11
CIK 896400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of February 1, 2008, there were 26,271,771 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2007 and September 30, 2007

(In thousands, except shares)

(Unaudited)

	December 31, 2007	September 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$186	$5,805
Accounts receivable, net of allowance for doubtful accounts of $1,012 and $854, respectively	23,060	22,176
Inventory	2,445	3,602
Deferred contract costs	116	—
Prepaid expenses and other	3,056	2,906
Current portion of notes receivable, net	11,571	12,248
Federal and state income tax receivable	608	—
Deferred income taxes	2,455	1,932

Total current assets	43,497	48,669

Restricted cash and long-term investments	900	928
Leased gaming equipment, net	39,333	38,579
Property and equipment, net	75,450	75,332
Long-term portion of notes receivable, net	49,730	36,797
Intangible assets, net	38,461	35,884
Other assets	5,161	3,497
Deferred income tax	17,937	16,583

Total assets	$270,469	$256,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$750	$563
Accounts payable and accrued expenses	23,096	22,021
Federal and state income tax payable	1,859	2,444
Current deferred revenue	1,114	1,020

Total current liabilities	26,819	26,048

Revolving line of credit	18,097	7,000
Long-term debt, less current portion	74,541	74,484
Other long-term liabilities	900	928
Deferred Revenue, less current portion	1,696	—

Total liabilities	$122,053	$108,460

Commitments and contingencies
Stockholders’ equity:
Preferred stock:	—	—
Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 32,172,114 and 32,134,614 shares issued, and 26,268,697 and 26,231,197 shares outstanding, respectively	322	321

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS – (Continued)

As of December 31, 2007 and September 30, 2007

(In thousands, except shares)

(Unaudited)

	December 31, 2007	September 30, 2007
Additional paid-in capital	80,612	80,112
Treasury stock, 5,903,417 common shares at cost	(50,128)	(50,128)
Retained earnings	117,602	117,498
Accumulated other comprehensive income, net	8	6

Total stockholders’ equity	148,416	147,809

Total liabilities and stockholders’ equity	$270,469	$256,269

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended December 31, 2007 and 2006

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2007	2006
REVENUES:
Gaming revenue:
Class II	$8,040	$15,313
Oklahoma compact	11,561	5,886
Charity	3,857	4,162
All other	4,638	2,479
Gaming equipment, system sale and lease revenue	1,771	326
Other	368	884

Total revenues	30,235	29,050

OPERATING COSTS AND EXPENSES:
Cost of gaming equipment and systems sold and royalty fees	790	523
Selling, general and administrative expenses	16,101	18,612
Amortization and depreciation	12,523	14,477

Total operating costs and expenses	29,414	33,612

Operating income (loss)	821	(4,562)

OTHER INCOME (EXPENSE):
Interest income	1,134	1,574
Interest expense	(2,140)	(1,310)
Other income	338	—

Income (loss) before income taxes	153	(4,298)
Income tax benefit	246	1,486

Net income (loss)	$399	$(2,812)

Basic earnings (loss) per common share	$0.02	$(0.10)

Diluted earnings (loss) per common share	$0.01	$(0.10)

Shares used in earnings per common share
Basic	26,254	27,534

Diluted	27,380	27,534

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31, 2007 and 2006

(In thousands)

(Unaudited)

	Three Months Ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$399	$(2,812)
Adjustments to reconcile net income (loss) to cash and cash equivalents provided by operating activities:
Amortization	1,202	1,722
Depreciation	11,321	12,755
Accretion of contract rights	996	1,499
Provisions for inventory and long-lived assets	(5)	761
Deferred income taxes	(1,877)	(3,060)
Share-based compensation	367	421
Provision for doubtful accounts	161	345
Interest income from imputed interest on development agreements	(804)	(652)
Changes in operating assets and liabilities:
Accounts receivable	847	1,005
Inventory	1,157	—
Deferred contract costs	(116)	—
Prepaid expenses and other	86	312
Federal and state income tax payable/receivable	(1,488)	(213)
Notes receivable	(230)	755
Accounts payable and accrued expenses	1,075	(1,349)
Other long-term liabilities	—	(15)
Deferred revenue	(2,128)	(115)

NET CASH PROVIDED BY OPERATING ACTIVITIES	10,963	11,359

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(12,311)	(16,880)
Proceeds from disposal of assets	252	784
Acquisition of intangible assets	(1,518)	(1,197)
Advances under development agreements	(20,162)	(926)
Repayments under development agreements	5,683	3,574

NET CASH USED IN INVESTING ACTIVITIES	(28,056)	(14,645)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants, and related tax benefit	134	746
Proceeds from long-term debt	424	—
Principal payments of long-term debt and capital leases	—	(1,889)
Proceeds from revolving lines of credit	14,097	7,500
Payments on long-term debt	(180)	—
Payments on revolving lines of credit	(3,000)	(4,809)

NET CASH PROVIDED BY FINANCING ACTIVITIES	11,475	1,548

EFFECT OF EXCHANGE RATES ON CASH	(1)	(1)

Net decrease in cash and cash equivalents	(5,619)	(1,739)
Cash and cash equivalents, beginning of period	5,805	4,939

Cash and cash equivalents, end of period	$186	$3,200

SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$1,215	$1,270

Income tax paid	$3,366	$1,756

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Contract rights resulting from imputed interest on development agreement notes receivable	3,257	1,519

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes contained within the Company’s Annual Report on Form 10-K for the year ended September 30, 2007, as amended by Amendment No. 1 on Form 10-K/A thereto.

The financial statements included herein as of December 31, 2007, and for each of the three months ended December 31, 2007 and 2006, have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States, and the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the three months ended December 31, 2007, are not necessarily indicative of the results which will be realized for the year ending September 30, 2008.

For a description of the Company’s significant accounting policies, see Note 1, “Summary of Significant Accounting Policies,” to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

Reclassification. Reclassifications were made to the prior-period consolidated statement of operations to conform to the current-period financial statement presentation. This reclassification did not have an impact on the Company’s previously reported results of operations.

Recent Accounting Pronouncements Issued. On July 13, 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition, and for the measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in the first quarter of fiscal 2008 and recorded a reserve of $295,000 related to uncertain tax positions.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

2. DEVELOPMENT AGREEMENTS

The Company enters into development agreements to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to placement of the Company’s player terminals, and the Company receives a fixed percentage of those player terminals’ hold per day over the term of the agreement. The agreements typically provide for some or all of the advances to be repaid by the customer to the Company. Amounts advanced in excess of those to be reimbursed by the customer are allocated to intangible assets and are generally amortized over the life of the contract, which is recorded as a reduction of revenue generated from the gaming facility. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of the Company’s floor space. In the past and in the future, the Company may by mutual agreement and for consideration, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied as a recovery against the intangible asset or property and development for that particular development agreement, if any.

The Company has recently committed to a significant, existing tribal customer to provide approximately 43.8%, or $65.6 million, of the total funding for a facility expansion. In return for this commitment to fund the expansion, the Company will receive approximately 35% of the 4,000 additional gaming units that are expected to be placed in the expanded facility in southern Oklahoma. The Company will record all advances as a note receivable and impute interest on the interest free loan. The discount (imputed interest) will be recorded as contract rights and will be amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. The funding, which commenced in the third quarter of 2007, continued with $19.4 million funded in the first quarter of 2008 and with the remaining $21.5 million to be funded in the second and third quarters of 2008. As of December 31, 2007, the Company had advanced $44.1 million toward this commitment.

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the three months ended December 31, 2007, there was no impairment to the assets’ carrying values.

The following net amounts related to advances made under development agreements and were recorded in the following balance sheet captions:

	December 31, 2007	September 30, 2007
	(In thousands)
Included in:
Notes receivable, net	$61,301	$49,045
Property and equipment, net of accumulated depreciation	—	56
Intangible assets – contract rights, net of accumulated amortization	29,342	27,080

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3. PROPERTY AND EQUIPMENT AND LEASED GAMING EQUIPMENT

The Company’s property and equipment and leased gaming equipment consisted of the following:

	December 31, 2007	September 30, 2007	Estimated Useful Lives
	(In thousands)
Gaming equipment and third-party gaming content licenses available for deployment (1)	$33,162	$32,013
Deployed gaming equipment	97,180	94,564	3-5 years
Deployed third-party gaming content licenses	30,904	28,366	1.5-3 years
Tribal gaming facilities and portable buildings	5,122	5,296	5-7 years
Third-party software costs	8,442	8,434	3-5 years
Vehicles	3,475	3,499	3-10 years
Other	3,329	3,263	3-7 years

Total property and equipment	181,614	175,435
Less accumulated depreciation and amortization	(106,164)	(100,103)

Total property and equipment, net	$75,450	$75,332

Leased gaming equipment	$158,712	$154,769	3 years
Less accumulated depreciation	(119,379)	(116,190)

Total leased gaming equipment, net	$39,333	$38,579

(1)	Gaming equipment and third-party gaming content licenses begin depreciating when they are placed in service.

During the three months ended December 31, 2007, the Company disposed of or wrote off $57,000 of third-party gaming content licenses and tribal gaming facilities and portable buildings, and other equipment.

Leased gaming equipment includes player terminals placed under participation arrangements that are either at customer facilities or in the rental pool.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

4. INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following:

	December 31, 2007	September 30, 2007	Estimated Useful Lives
	(In thousands)
Contract rights under development agreements	$38,203	$34,946	5-7 years
Internally-developed gaming software	24,458	23,255	1-5 years
Patents and trademarks	7,765	7,450	1-5 years
Other	2,376	2,376	3-5 years

Total intangible assets	72,802	68,027
Less accumulated amortization – all other	(34,341)	(32,143)

Total Intangible assets, net	$38,461	$35,884

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements. For a description of intangible assets related to development agreements, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the consolidated statements of operations.

Internally developed gaming software is accounted for under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally-developed games over a twelve-month period, gaming engines over an eighteen-month period, gaming systems over a three-year period and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the three months ended December 31, 2007 and 2006, amortization expense related to internally-developed gaming software was $716,000 and $1.2 million, respectively. During the three months ended December 31, 2007, the Company had no write off related to internally-developed gaming software, compared to a write off of $ 95,000 in the same period of 2006.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

5. NOTES RECEIVABLE

The Company’s notes receivable consisted of the following:

	December 31, 2007	September 30, 2007
	(In thousands)
Notes receivable from development agreements	$72,638	$57,929
Less imputed interest discount reclassed to contract rights	(11,337)	(8,884)

Notes receivable, net	61,301	49,045
Less current portion	(11,571)	(12,248)

Notes receivable – non-current	$49,730	$36,797

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

6. CREDIT FACILITY, LONG-TERM DEBT AND CAPITAL LEASES

The Company’s Credit Facility, long-term debt and capital leases consisted of the following:

	December 31, 2007	September 30, 2007
	(In thousands)
Revolving lines of credit	$18,097	$7,000
Less current portion	—	—

Long-term revolving lines of credit	$18,097	$7,000

Term loan facility	$75,291	$75,047
Less current portion	(750)	(563)

Long-term debt and capital leases, less current portion	$74,541	$74,484

New Credit Facility. On April 27, 2007, the Company entered into a $150 million Revolving Credit Facility which replaced its previous Credit Facility in its entirety. On October 26, 2007, the Company amended the Revolving Credit Facility transferring $75 million of the revolving credit commitment to a fully funded $75 million term loan due April 27, 2012. The Term Loan is amortized at an annual amount of 1% per year, payable in equal quarterly installments beginning January 1, 2008, with the remaining amount due on the maturity date. The Company entered into a second amendment to the Revolving Credit facility on December 20, 2007. The second amendment (i) extends the hedging arrangement date related to a portion of the term loan to June 1, 2008; and (ii) modifies the interest rate margin applicable to the Revolving Credit Facility and the term loan.

The new Credit Facility provides the ability to finance development agreements and acquisitions and working capital for general corporate purposes. Amounts under the $75 million revolving credit commitment and the $75 million term loan mature in five years, and advances under the term loan and revolving credit commitment bear interest at the Eurodollar rate (8.35% and 9.10%, respectively, as of December 31, 2007) tied to various levels of interest pricing determined by total debt to EBITDA.

The new Credit Facility is collateralized by substantially all of the Company’s assets, and also contains financial covenants as defined in the agreement. These covenants include (i) a minimum fixed-charge coverage-ratio of not less than 1.50 : 1.0; (ii) a maximum total debt to EBITDA ratio of not more than 2.25 : 1.00 through June 30, 2008, and 1.75 : 1.00 from September 30, 2008, thereafter; and (iii) a minimum trailing twelve-month EBITDA of not less than $57 million for the quarter ended September 30, 2007, and $60 million for each quarter thereafter. The new Credit Facility requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in its businesses). The new Credit Facility also requires that the Company enter into hedging arrangements covering at least $50 million of the term loan for a three year period by June 1, 2008. As of December 31, 2007, the new Credit Facility had availability of $56.6 million.

Previous Credit Facility. The Company’s previous Credit Facility provided the Company with a term loan facility, or the Term Loan, a revolving line of credit, or the Revolver, and reducing lines of credit, or the Reducing Revolvers. This Credit Facility was replaced by the new Credit Facility during April 2007.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

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

	Three Months Ended December 31,
	2007	2006
Income (loss) available to common stockholders (in thousands)	$399	$(2,812)

Weighted average common shares outstanding	26,254,023	27,534,490
Effect of dilutive securities:
Options	1,126,208	—

Weighted average common and potential shares outstanding	27,380,231	27,534,490

Basic earnings (loss) per common share	$0.02	$(0.10)

Diluted earnings (loss) per common share	$0.01	$(0.10)

The Company had the following weighted options to purchase shares of common stock that were not included in the computation of dilutive earnings per share due to the antidilutive effects:

	Three Months Ended December 31,
	2007	2006
	(in thousands except share price)
Common Stock Options	2,235	4,949
Range of exercise price	$7.61 - $21.53	$1.00 - $21.53

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

8. COMMITMENTS AND CONTINGENCIES

Litigation

Diamond Games. On November 16, 2004, Diamond Games, Inc., or Diamond Games, filed suit in the State Court in Oklahoma City, Oklahoma, against the Company, along with others, including Clifton Lind, Robert Lannert, Gordon Graves, Video Gaming Technologies, Inc., or VGT, and its president, alleging five causes of action: i) deceptive trade practices; ii) unfair competition; iii) wrongful interference with business; iv) malicious wrong / prima facie tort; and v) restraint of trade. The case asserts that the Company offered allegedly illegal Class III games on the MegaNanza® and Reel Time Bingo® gaming systems to Native American tribes in Oklahoma. Diamond Games claims that the offer of these games negatively affected the market for its pull-tab game, Lucky Tab II. Diamond Games also alleges that the Company’s development agreements with Native American tribes unfairly interfere with the ability of Diamond Games to successfully conduct its business. Diamond Games is seeking unspecified damages and injunctive relief.

Diamond Games has recently settled their claims against VGT and its principals. Two motions have been pending before the court in connection with the matter: (i) Diamond Games filed a motion for partial summary judgment seeking a court ruling on game classification for MegaNanza and Reel Time Bingo; and (ii) The Company filed a motion seeking summary judgment based on jurisdictional issues. On November 29, 2007, the trial court denied the Company’s motion for summary judgment on the jurisdictional issues, and ruled on Diamond Games’ motion for partial summary judgment that the Company’s MegaNanza and Reel Time Bingo versions 1.0, 1.1 and 1.2 games are not Class II games under the Indian Gaming Regulatory Act of 1988, or IGRA, but instead are Class III games.

The court’s ruling stated that it was not binding on the Company’s tribal customers and the Company does not expect any of the approximately 1,800 Reel Time Bingo games currently in play in Oklahoma to be removed as a result of the court’s ruling. Other game versions included in the ruling are not in play in Oklahoma. The court’s rulings are not dispositive of the case and the opinion has no affect on the right of Native American tribes to play games offered by the Company. The trial court granted the Company’s motion for immediate certification of its ruling to the Oklahoma Supreme Court. The Company sought immediate review of the trial court’s decision, and will continue to assert that the games in question are legal Class II games, and that game classification cannot be decided by an Oklahoma State Court. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the ultimate outcome.

International Gamco. International Gamco, Inc., or Gamco, claiming certain rights in U.S. Patent No. 5,324,035, or the ‘035 Patent, brought suit against the Company on May 25, 2004, in the U.S. District Court for the Southern District of California alleging that the Company’s central determinant system, as operated by the New York State Lottery, infringes the ‘035 Patent. Gamco claims to have acquired ownership of the ‘035 Patent from Oasis Technologies, Inc., or Oasis, a previous owner of the ‘035 Patent. In February 2003, Oasis assigned the ‘035 Patent to International Game Technology, or IGT. Gamco claims to have received a license back from IGT for the New York State Lottery. The lawsuit claims that the Company infringed the ‘035 Patent after the date on which Gamco assigned the ‘035 Patent to IGT.

Pursuant to an agreement between the Company and Bally Technologies, Inc., or Bally, the Company currently sublicenses the right to practice the technology stated in the ‘035 Patent in Native American gaming jurisdictions in the United States. Bally obtained from Oasis the right to sublicense those rights to the Company, and that sublicense remains in effect today. Under the sublicense from Bally, in the event that the Company desires to expand its own rights beyond Native American gaming jurisdictions, the agreement provides the Company the following options: i) to pursue legal remedies to establish its rights independent of the ‘035 Patent; or ii) to negotiate directly and enter into a separate agreement with Oasis for such rights, paying either a specified one-time license fee per jurisdiction or a unit fee per gaming machine.

Upon the Company’s motion, Gamco’s original complaint was dismissed for lack of standing. On March 27, 2006, Gamco filed its Supplemental and Second Amended Complaint. On April 17, 2006, the Company filed another motion to dismiss, challenging the sufficiency of the rights granted by IGT to Gamco to sue the Company for patent infringement. The court denied the Company’s motion, but acknowledged that the court was creating new case law by permitting Gamco to sue the Company for patent infringement, given Gamco’s limited patent rights. As a result, the court granted the Company’s request to certify the court’s ruling for direct review by the Federal Circuit. The Company’s Request for Interlocutory Appeal with the Federal Circuit was granted by the Federal Circuit. On October 15, 2007, the Federal Circuit reversed the District Court’s Order refusing to dismiss Gamco’s complaint against the Company. The Federal Circuit held that Gamco does not have sufficient rights in the ‘035 Patent to sue the Company without the involvement of the patent owner, IGT.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On December 4, 2007, Gamco and IGT entered into an Amended and Restated Exclusive License Agreement whereby IGT granted to Gamco exclusive rights to the ‘035 Patent in the state of New York and the right to sue for past infringement of the same. On January 9, 2008, Gamco filed its Third Amended Complaint for Infringement of the ‘035 Patent against the Company. On January 28, 2008, the Company filed an Answer to the Complaint denying liability. The Company also filed a Second Amended Counterclaim against Oasis, Gamco, John Adams and Scott Henneman for fraud, promise without intent to perform, negligent misrepresentation, breach of contract, specific performance and reformation of contract with regard to the Company’s rights under the Sublicense Agreement for the ‘035 Patent, as well as for non infringement and invalidity of the Patent. No pre-trial or trial dates have been scheduled.

The Company continues to vigorously defend this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the ultimate outcome.

Aristocrat Technologies, Inc. On January 27, 2005, Aristocrat Technologies, Inc., or Aristocrat, filed suit in the U.S. District Court for the Central District of California against the Company, alleging that deployment of the Company’s networked central-determinant instant lottery system infringes U.S. Letters Patent No. 4,817,951, entitled “Player Operable Lottery Machine Having Display Means Displaying Combination of Game Result Indicia,” or the ‘951 Patent. Aristocrat sought an injunction, damages, and a trebling of damages for willful infringement. On April 10, 2006, the Company filed a Motion for Summary Judgment challenging the validity of the ‘951 Patent under 35 U.S.C. §§ 112(2) and (6). On April 13, 2007, the court granted the Company’s motion and judgment was entered against Aristocrat and in favor of the Company on April 16, 2007. Aristocrat appealed to the Federal Circuit Court of Appeals the district court’s order invalidating the ‘951 Patent. A hearing on the matter was held on January 8, 2008. No decision has been issued by the Federal Circuit Court of Appeals. The Company will continue to vigorously defend this matter. Given the inherent uncertainties in any litigation, the Company is unable to make any prediction as to the ultimate outcome.

WMS Industries, Inc. In April 2007, WMS Gaming, Inc., or WMS, a third-party game supplier from which the Company and its wholly-owned subsidiary, MegaBingo, Inc., license games and purchase game machines, contacted the Company and claimed that the form of the reports that the Company had provided for several years was not adequate with respect to WMS game themes placed on gaming machines in the field. WMS asserted that the reports were insufficient to permit a definitive determination that reported transactions were non-chargeable transfers rather than chargeable new placements. WMS also asserted that governing license agreements, or the Agreements, did not give the Company the right to substitute a game theme on a gaming machine without the payment of an additional license fee. The Company responded that the reporting had been adequate and accepted by WMS and that the substitution was supported by the Agreements and by the original intent and course of dealing of the parties. On April 25, 2007, MegaBingo received an invoice from WMS purporting to bill the Company for approximately $7 million in alleged unpaid license and related fees. WMS later increased its invoiced amount to approximately $12.1 million, plus interest. On September 12, 2007, after attempts to reconcile the Company’s differences failed, WMS sent notices to the Company asserting that the Company was in default under the Agreements for the reasons stated above and other alleged breaches. In an effort to resolve the dispute, WMS has granted extensions of the cure period provided in the Agreements and the Company has developed a more detailed, historical database to provide WMS with the game theme movement and substitution information that it requested. The Company believes that this additional information enabled the parties to determine that the remaining major dispute concerning the right to substitute game themes involves license and related fees of $3 million, rather than $12.1 million. WMS extended the cure periods to December 21, 2007, at which time the Company and WMS entered into an agreement that settled all pending disputes between them.

NIGC Class II Game Classification Regulations. On October 24, 2007, the National Indian Gaming Commission, or NIGC, published in the Federal Register, four proposed rules concerning classification standards to distinguish between Class II games played with technologic aids and Class III facsimiles of games of chance, a revision of the definition of “electronic or electromechanical facsimile,” technical standards for Class II gaming and Class II minimum internal control standards. If the classification standards and the revised definition of “electronic or electromechanical facsimile” become final regulations, we anticipate they will have a material and adverse economic impact on the Class II gaming market by limiting the use of Class II electronic technology and severely restricting the manner in which bingo may be played, thereby making Class II games less attractive to customers. On January 15, 2008, the NIGC announced that it was extending the comment period for the proposed Class II gaming regulations until March 9, 2008.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Development Agreements. In 2004, the Company received a letter from the Acting General Counsel of the NIGC, dated November 30, 2004, advising the Company that its agreements with a certain customer may evidence a proprietary interest by it in a tribe’s gaming activities, in violation of IGRA and the tribe’s gaming ordinances. The NIGC invited the Company and the tribe to submit any explanation or information that would establish that the agreements’ terms do not violate the requirement that tribes maintain sole proprietary interest in their own gaming operations.

In a letter dated November 8, 2007, the Acting General Counsel of the NIGC reiterated the statements made in her November 30, 2004 letter, that the NIGC did not then conclude that the agreements with the tribe that it reviewed constituted management agreements, but that the NIGC was concerned that, taken together, the agreements demonstrated a proprietary interest, by the Company, in the tribe’s gaming activity that may be contrary to law. Although the Company believes that it responded to the NIGC in 2004, explaining why the agreements did not violate the sole proprietary interest prohibition of IGRA and did not constitute a management agreement, the November 8, 2007 letter indicated that the NIGC did not receive the written explanation or further information and is now requesting an explanation. On December 17, 2007, the Company responded in writing to the NIGC, correcting the misstatements contained in the NIGC’s 2004 letter.

If certain of the Company’s development agreements are finally determined to be management contracts or to create a “proprietary” interest of the Company in tribal gaming operations, there could be material adverse consequences to the Company. In that event, the Company may be required, among other things, to modify the terms of such agreements. Such modifications may adversely affect the terms on which the Company conducts business, and have a significant impact on the Company’s financial condition and results of operations from such agreements and from other development agreements that may be similarly interpreted by the NIGC.

The Company’s development agreements could be subject to further review at any time. Any further review of our development agreements by the NIGC, or alternative interpretations of applicable laws and regulations could require substantial modifications to the agreements, or result in their designation as “management contracts,” which could materially and adversely affect the terms on which the Company conducts business.

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

None.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUTURE EXPECTATIONS AND FORWARD-LOOKING STATEMENTS

This Quarterly Report and the information incorporated herein by reference contain various “forward-looking statements” within the meaning of federal and state securities laws, including those identified or predicated by the words “believes,” “anticipates,” “expects,” “plans,” “will,” or similar expressions with forward-looking connotation. Such statements are subject to a number of risks and uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the uncertainties inherent in the outcome of any litigation of the type described in this Quarterly Report under “PART II – Item 1. Legal Proceedings,” trends and other expectations described in “PART I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” risk factors disclosed in our earnings and other press releases issued to the public from time to time, as well as those other factors as described under “PART II – Item 1A. Risk Factors” set forth below. Given these uncertainties, readers of this Quarterly Report are cautioned not to place undue reliance upon such statements. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligations to update any such forward-looking statements.

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

We derive the majority of our gaming revenues from participation agreements under which we place gaming systems, player terminals, proprietary and licensed content operated on player terminals, and back-office systems and equipment, which we collectively refer to as gaming systems. To a lesser degree, we derive revenue from the sale of or placement of gaming systems in the Washington State Class III market under lease-purchase or participation arrangements, and from the small back-office fees generated by those video lottery systems. We also generate gaming revenues in return for providing the central determinant system for a network of player terminals operated by the New York State Division of the Lottery. A significantly smaller portion of our revenues is generated from the sale of gaming equipment in the Class III market in Washington State, except for a relatively few periods during which market conditions result in a temporary increase in the number of player terminals sold during the period (e.g., the opening of a new casino, or a change in the law that allows existing casinos to increase the number of player terminals permitted under prior law). We also derive a small portion of our revenue from the sale of lottery systems and the placement of non traditional gaming products such as electronic scratch tickets, sweepstakes or linked interactive paper bingo systems. Recently, we entered the International electronic bingo market and currently supply bingo systems to two customers in Mexico and receive fees based on the net earnings of each system. During fiscal 2008, we intend to derive revenue from the sale of stand-alone slot machines to Class III Native American markets.

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

This Gen 5 product is replacing the Gen IV back-office system that we introduced in late 2003, and has allowed us to enhance prior systems by adding bonus-round games and wide-area progressive jackpots to our extensive library of game titles. The Gen5 product features a more robust database for accounting, player tracking and database marketing, enhancing hardware and software redundancy, providing customers with currency accounting and player tracking support capabilities for third-party vendor games, and for offering the ability to include Class II and Class III compacted games on a single integrated system.

As the Class II market has grown, we have seen new competitors with significant gaming experience and financial resources enter the market. New tribal-state compacts, such as the Oklahoma gaming legislation passed by referendum in 2004, have also led to increased competition. In addition, there has been what we believe to be an extended period of non enforcement by regulators of existing restrictions on non-Class II devices, which has forced us to continue competing against games that do not appear to comply with the published regulatory restrictions on Class II games. As a result of this increased competition in Oklahoma, and continued conversion to games played under the compact, we have and may continue to experience pressure on our pricing model and hold per day, with the result that gaming providers, including the Company, are competing on the basis of price as well as the entertainment value and technological superiority of their products. We have also experienced and expect to continue to experience a decline in the number of our Class II games deployed in Oklahoma, in accordance with our recent conversion strategy. While we will continue to compete by regularly introducing new and more entertaining games with technological enhancements that we believe will appeal to end users, we believe that the level of revenue retained by our customers from their installed base of player terminals will become a more significant competitive factor, one that may require us to change the terms of our participation arrangements with customers. We will continue the deployment of one-touch, compact-compliant Class III games in Oklahoma, which will reduce the number of Class II machines in play. Because of the dynamics of our markets in Oklahoma and elsewhere, we believe that a simple business model based upon the average hold per player terminal per day has become less relevant in predicting our performance, as our participation arrangements with customers have become more complex.

Class III Games and Systems for Oklahoma

During 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. The Oklahoma gaming legislation allows the tribes to sign a compact with the state of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma are allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. All vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the state of Oklahoma. Pursuant to the compacts, vendors placing games at tribal facilities will have to be licensed by each tribe. All electronic games placed under the compact have to be certified by independent testing laboratories to meet technical specifications. These technical specifications were published by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities in the first calendar quarter of 2005. As of December 31, 2007, we had placed 4,369 player terminals at 33 facilities that are operating under the Oklahoma gaming compact. We generally receive a 20% revenue share for the games played under the Oklahoma Gaming Compact.

Class III Games and Systems for Native American and Commercial Casino Markets

During fiscal 2007, we began designing and developing stand-alone Class III player terminals to be sold or placed on a revenue share basis in the large and broad Class III stand-alone gaming market for Native American casinos as well as domestic and international commercial casinos. All player terminals delivered to these markets will have to receive specific jurisdictional approvals from the appropriate testing laboratory and from the appropriate regulatory agency. Our first group of stand-alone player terminals is targeted for placement in the Class III stand-alone market in Rhode Island. We believe that we will deliver additional player terminals to other Class III markets during the first half of calendar 2008.

Charity Market

Charity bingo and other forms of charity gaming are operated by or for the benefit of non profit organizations for charitable, educational and other lawful purposes. These games are typically only interconnected within the gaming facility where the terminals are located. Regulation of charity gaming is vested with each individual state, and in some states, regulatory authority is delegated to county or municipal governmental units. We typically place player terminals under participation arrangements in the charity market and receive a percentage of the hold per day generated by each of the player terminals. As of December 31, 2007, we had 2,428 high-speed, standard bingo games installed for the charity market in three Alabama facilities.

All Other Gaming Markets

Class III Washington State Market. The majority of our Class III gaming equipment in Washington State has been sold to customers outright, for a one-time purchase price, which is reported in our results of operations as “Gaming equipment, system sale and lease revenue.” Certain game themes we use in the Class III market have been licensed from third parties and are resold to customers along with our Class III player terminals. Historically, revenue from the sale of Class III gaming equipment is recognized when the units are delivered to the customer, and the licensed games installed or over the contract term when fair value of delivered products has not been established. To a considerably lesser extent, we also enter into either participation arrangements or lease-purchase arrangements for our Class III player terminals, on terms similar to those used for our player terminals in the Class II market.

We also receive a small back-office fee from both leased and sold gaming equipment in Washington State. Back-office fees cover the service and maintenance costs for back-office servers installed in each facility to run our Class III games, as well as the cost of related software updates.

State Video Lottery Market. In January 2004, we installed our central determinant system for the video lottery terminal network that the New York Lottery operates at licensed New York State racetrack casinos. As payment for providing and maintaining the central determinant system, we receive a small portion of the network-wide hold per day. Our contract with the New York Lottery provides for a three-year term with an additional three one-year automatic renewal under certain conditions. In January 2006, we began installing video lottery terminals in Iowa. During the fiscal year ended September 30, 2006, legislation in Iowa required the removal of all video lottery terminals on or before May 3, 2006. During fiscal 2006, all installed terminals were removed. During the period the terminals were active, we effectively received hold-per-day-based payments for providing the player terminals, and an additional percentage of the hold per day for providing the system.

International Commercial Bingo Market. In March 2006, we entered into a contract with Apuestas Internacionales, S.A. de C.V., or Apuestas, a subsidiary of Grupo Televisa, S.A., to provide traditional and electronic bingo gaming, technical assistance, and related services for Apuestas’ locations in Mexico. As of December 31, 2007, we had installed 3,313 player terminals at 13 sites in Mexico under this contract. To date, there are not as many permanent facilities opened as we originally projected, and the hold per day is below our original expectations. At December 31, 2007, all installed player terminals placed are pursuant to a revenue share arrangement that is comparable with our Oklahoma market.

Effective September 19, 2007, we entered into a contract with Atracciones y Emociones Vallarta, S.A. de C.V., or AE Vallarta, a Mexican incorporated company to provide traditional and electronic bingo gaming, technical assistance, and related services for AE Vallarta’s locations in Mexico. As of December 31, 2007, we had installed 200 player terminals at one location in Mexico under this contract. Our agreement with this license holder gives us the right to place 1,000 player terminals over the first year of the contract. The contract has a five-year term.

Promotional Sweepstakes

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

We recently committed to a significant, existing tribal customer to provide approximately 43.8%, or $65.6 million, of the total funding for a facility expansion. In return for this commitment to fund the expansion, we will receive approximately 35% of the 4,000 additional gaming units that are expected to be placed in the expanded facility in southern Oklahoma. We will record all advances as a note receivable and impute interest on the interest free loan. The discount (imputed interest) will be recorded as contract rights and will be amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. The funding, which commenced in the third quarter of 2007, continued with $19.4 million funded in the first quarter of 2008 and with the remaining $21.5 million to be funded in the second and third quarters of 2008. As of December 31, 2007, we had advanced $44.1 million toward this commitment.

As a result the recent substantial levels of development activity in Oklahoma, we expect the future pace of development there to decline somewhat. Accordingly, we do not anticipate future levels of development participation on our part in Oklahoma to keep pace with our historical levels. As of December 31, 2007, we have placed 4,064 units in 10 facilities in Oklahoma pursuant to development agreements.

RESULTS OF OPERATIONS

The following tables outline our end-of-period and average installed base of player terminals for the three months ended December 31, 2007 and 2006.

	At December 31,
	2007	2006
End-of-period installed player terminal base
Class II player terminals
New Generation system—Reel Time Bingo	3,477	5,943
Legacy system	342	362
Oklahoma compacted games	4,369	3,324
Mexico	3,513	919
Other player terminals(1)	2,729	2,541

	Three Months Ended December 31,
	2007	2006
Average installed player terminal base:
Class II player terminals
New Generation system—Reel Time Bingo	3,691	6,659
Legacy system	346	367
Oklahoma compact games	4,190	2,859
Mexico	3,114	778
Other player terminals(1)	2,737	2,511

(1)	Other player terminals include charity, Rhode Island Lottery and Malta.

During January 2007, as a result of the Alabama Supreme Court decision, we removed all of the sweepstakes video readers that were installed in Alabama. At December 31, 2007, there were no sweepstakes video readers installed. At December 31, 2006, there were 1,318 sweepstakes video readers installed, and the average installed base for the three months ended December 31, 2006, was 1,318. These sweepstakes video readers are not included in the counts above.

Three Months Ended December 31, 2007, Compared to Three Months Ended December 31, 2006

Total revenues for the three months ended December 31, 2007, were $30.2 million, compared to $29.1 million, an increase of $1.2 million, or 4% for the same period of 2006. This increase is primarily the result of the increase in the average installed base of games in Mexico and the recognition of revenue from the sale of 50 player terminals in Washington State.

Gaming Revenue – Class II

•

Class II gaming revenue was $8.0 million in the three months ended December 31, 2007, compared to $15.3 million in the three months ended December 31, 2006, a $7.3 million or 47% decrease. We expect the number of Class II terminals to continue to decrease as they are replaced with higher-earning Oklahoma compact player terminals.

•

Legacy revenue decreased $107,000, or 15%, to $618,000 in the three months ended December 31, 2007, from $725,000 in the three months ended December 31, 2006. The average installed base of Legacy player terminals decreased 6%, and the hold per day decreased 8%.

•

Reel Time Bingo revenue was $7.4 million for the quarter ended December 31, 2007, compared to $14.6 million in the quarter ended December 31, 2006, a $7.2 million or 49% decrease. The average installed base of player terminals and the average hold per day decreased 45% and 2%, respectively. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, decreased $610,000, to $350,000, or 63%, in the three months ended December 31, 2007, compared to $960,000 in the three months ended December 31, 2006. The reduction in accretion of contract rights is the result of allocating the total accretion rights across all product lines with the majority being allocated against Oklahoma Compact revenue. During fiscal 2008, we will continue to convert Reel Time Bingo player terminals to games played under the compact, which are included in “Gaming revenue – Oklahoma compact,” and we expect this trend to continue in the future as Reel Time Bingo competes with the higher hold per day of compact games. In addition, as a result of the conversion from Reel Time Bingo to games played under the compact, our revenue share percentage will decrease to the market rate for compact games.

Gaming Revenue – Oklahoma Compact

•

In March 2005, we began converting Reel Time Bingo player terminals to games that could be played under the Oklahoma compact. These games generated revenue of $11.6 million in the three months ended December 31, 2007, compared to $5.9 million during the same period of 2006, an increase of $5.7 million, or 96%. The average installed base increased 47% as the conversion of Class II player terminals to compact games continues. Hold per day increased 16%, primarily as a result of the higher installed base of the stand-alone units, which have a higher hold per day. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, increased to $621,000, or 19% in 2007, compared to $523,000 in 2006.

Gaming Revenue – Charity

•

Charity gaming revenues decreased $305,000, or 7%, to $3.9 million for the December 2007 quarter, compared to $4.2 million for the same quarter of 2006. The 7% decrease in hold per day was partially offset by a 2% increase in the average installed player terminal base.

Gaming Revenue – All Other

•	Class III back-office fees decreased $35,000, or 4%, to $881,000 in the three months ended December 31, 2007, from $916,000 during the same period of 2006.

•

Revenues from the New York Lottery system increased $440,000, or 40% to $1.5 million in the three months ended December 31, 2007, from $1.1 million in the three months ended December 31, 2006. Currently, eight of the nine planned racetrack casinos are operating, with approximately 13,100 total terminals. To date, we have realized substantially less revenue than anticipated from our New York Lottery operations, in significant part due to delays in the opening of planned racetrack casino operations at several racetracks. At the current placement levels, we have obtained near break-even operations for the New York Lottery system and expect to achieve profitable operations after all of the facilities are operating.

•

Revenues from the Mexico bingo market increased $1.7 million to $2.1 million in the three months ended December 31, 2007, from $454,000 during the same period of 2006. As of December 31, 2007, we had installed 3,513 player terminals at 14 sites in Mexico compared to 919 terminals installed at five sites at December 31, 2006. To date, there are not as many permanent facilities opened as we originally projected, and the hold per day is below our original expectations. Our revenue share is in the range of the other markets in which we operate.

Gaming Equipment and System Sale and Lease Revenue and Cost of Sales

•

Gaming equipment and system sale and lease revenue increased $1.4 million to $1.8 million for the quarter ended December 31, 2007, from $326,000 for the same period of 2006. Gaming equipment and system sale revenue of $1.1 million for the three months ended December 31, 2007, included the sale of 50 player terminals and one system. Gaming equipment and system sale of $19,000 for the three months ended December 31, 2006, was generated by the sale of gaming equipment. In the three months ended December 31, 2007 and 2006, gaming equipment sale revenue included revenues of $182,000 and $266,000, respectively, related to a certain equipment sale being recognized ratably over the term of the agreement. License revenues for the three months ended December 31, 2007, were $464,000, compared to $41,000 for the three months ended December 31, 2006, an increase of $423,000, primarily related to the player terminal sale discussed above. Total cost of sales, which includes cost of royalty fees, increased $267,000, or 51% to $790,000 in the three months ended December 31, 2007, from $523,000 in the three months ended December 31, 2006. The increase relates to the player terminal and system sales discussed above and is partially offset by decreased royalty fees due to lower revenue on some licensed game themes in play.

Other Revenue

•

Other revenues decreased $516,000, or 58%, to $368,000 for the quarter ended December 31, 2007, from $884,000 during the same period of 2006. The decrease is primarily due to discontinuation of the promotional sweepstakes system in January 2007.

Selling, General and Administrative Expenses

•

Selling, general and administrative expenses decreased approximately $2.5 million, or 14%, to $16.1 million for the three months ended December 31, 2007, from $18.6 million in the same period of 2006. This decrease was primarily a result of i) a decrease in salaries and wages and the related employee benefits of approximately $803,000 relating to the reduction in staff in February 2007 (at December 31, 2007, we employed 442 full-time and part-time employees, compared to 500 at December 31, 2006); ii) a decrease in consulting and contract labor of approximately $630,000; iii) a decrease in legal fees of $572,000; and; iv) a $419,000 decrease in write offs of third-party gaming content licenses, installation costs and systems.

Amortization and Depreciation

•

Amortization expense decreased $520,000, or 30%, to $1.2 million for the quarter ended December 31, 2007, compared to $1.7 million for the same quarter of 2006. Depreciation expense decreased $1.4 million, or 11%, to $11.3 million for the three months ended December 31, 2007, from $12.8 million for the corresponding three-month period ended December 31, 2006.

Other Income and Expense

•

Interest income decreased $440,000, or 28%, to $1.1 million for the three months ended December 31, 2007, from $1.6 million in the same period of 2006. We entered into development agreements with a customer under which approximately $110.4 million has been committed under interest-free loans in which we impute interest. For the quarter ended December 31, 2007, we recorded imputed interest of $804,000 relating to development agreements with an imputed interest rate range of 6% to 8.25%.

•

Interest expense increased $830,000, or 63%, to $2.1 million for the three months ended December 31, 2007, from $1.3 million in the same period of 2006, due primarily to an increase in amounts outstanding under our Credit Facility. During April 2007, we entered into a $150 million Revolving Credit Facility which replaced our previous Credit Facility in its entirety. On October 27, we amended the Revolving Credit Facility, transferring $75 million of the revolving credit commitment to a fully funded $75 million term loan. We entered into a second amendment to the Revolving Credit facility on December 20, 2007. The second amendment (i) extends the hedging arrangement date related to a portion of the term loan to June 1, 2008; and (ii) modifies the interest rate margin applicable to the Revolving Credit Facility and the term loan.

•

Other income was $338,000 for the three months ended December 31, 2007, with no such income in the same period of 2006. Other income consisted of distributions from a partnership interest, accounted for on the cost basis that we received during the first quarter of fiscal 2008.

Income tax expense increased by $1.2 million, to a benefit of $246,000 for the three months ended December 31, 2007, from an income tax benefit of $1.5 million in the same period of 2006. These figures represent effective income tax rates of (160.8)% and 34.6% for the three months ended December 31, 2007 and 2006, respectively. The income tax benefit recorded in the December 31, 2007 quarter was the result of prior year Research and Development Credits in the amount of $438,000. The Research and Development credit benefit was offset by the impact of SFAS No 123(R) and by foreign income taxes withheld.

On July 13, 2006, the FASB issued FIN 48, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition, and for the measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 in the first quarter of fiscal 2008 and recorded a reserve of $295,000 related to uncertain tax positions. This reserve was recorded directly to Retained Earnings.

RECENT ACCOUNTING PRONOUNCEMENTS

We monitor new, generally accepted accounting principle and disclosure reporting requirements issued by the Securities and Exchange Commission, or SEC, and other standard setting agencies. Recently issued accounting standards affecting our financial results are described in Note 1 of our Unaudited consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

For a description of our critical accounting policies and estimates, refer to “PART II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” on our Form 10-K for the fiscal year ended September 30, 2007, as amended by Amendment No. 1 on Form 10-K/A thereto. We have not made any changes relating to the application of these policies in the three months ended December 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had $186,000 in unrestricted cash and cash equivalents, compared to $5.8 million at September 30, 2007. Our working capital at December 31, 2007 was $16.7 million, compared to a working capital of $22.6 million at September 30, 2007. The decrease in working capital was primarily the result of the reduced cash balance due to the development agreement funding. During the quarter ended December 31, 2007, we used $12.3 million for capital expenditures of property and equipment, and we collected $5.7 million on development agreements, with $20.2 million advanced under development agreements. Under the new Credit Facility, our availability as of December 31, 2007, is $56.6 million.

As of December 31, 2007, our total contractual cash obligations were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	Total
Revolving Credit Facility(1)	$1,128	$2,709	$20,116	$23,953
Credit Facility Term Loan(2)	5,516	13,267	81,839	100,622
Operating leases(3)	2,373	3,749	439	6,561
Purchase commitments(4)	17,613	5,229	—	22,842
Development agreements(5)	21,497	—	—	21,497

Total	$48,127	$24,954	$102,394	$175,475

(1)	Relating to the Revolving Credit Facility, bearing interest at the Eurodollar rate (8.35% as of December 31, 2007).
(2)	Consists of amounts borrowed under our Credit Facility at the Eurodollar rate (9.10% as of December 31, 2007).
(3)	Consists of operating leases for our facilities and office equipment that expire at various times through 2011.
(4)	Consists of commitments to order third-party gaming content licenses and for the purchase of player terminals.
(5)	Consists of a commitment to fund a gaming facility expansion in Southern Oklahoma.

During the three months ended December 31, 2007, we generated $11.0 million in cash from our operations, compared to $11.4 million during the same period of 2006. This $396,000 decrease in cash generated from operations over the prior period was primarily due to the timing of federal and state income taxes, partially offset by the increase in earnings.

Cash used in investing activities increased to $28.1 million in the three months ended December 31, 2007, from $14.7 million in the same period of 2006. The increase was primarily the result of a $17.1 million increase in advances, net of reimbursements, under development agreements, and was partially offset by a $4.6 million decrease in the acquisition of property and equipment and leased gaming equipment. During the three months ended December 31, 2007, additions to property and equipment consisted of the following:

Capital Expenditures
(In thousands)
Gaming equipment	$10,948
Third-party gaming content licenses	1,290
Other	73

Total	$12,311

Cash provided by financing activities increased to $11.5 million in the three months ended December 31, 2007, from $1.5 million in the same period of 2006. The increase was primarily the result of an $8.6 million increase in the net borrowings under the Credit Facility.

Our capital expenditures for the next twelve months will depend upon the number of new player terminals that we are able to place into service at new or existing facilities and the actual number of repairs and equipment upgrades to the player terminals that are currently in the field. As a result of the earnings potential of compact games in the Oklahoma market, it is our strategy to either place compact games or to convert our Oklahoma Class II games to the compact games. As part of our strategy, we will offer compact games developed by us, as well as games from two other gaming suppliers. As a result, we have entered into purchase commitments for future purchases of player stations and licenses totaling $17.6 million.

We recently committed to a significant, existing tribal customer to provide approximately 43.8%, or $65.6 million, of the total funding for a facility expansion. In return for this commitment to fund the expansion, we will receive approximately 35% of the 4,000 additional gaming units that are expected to be placed in the expanded facility in southern Oklahoma. We will record all advances as a note receivable and impute interest on the interest free loan. The discount (imputed interest) will be recorded as contract rights and will be amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. The funding, which commenced in the third quarter of 2007, continued with $19.4 million funded in the first quarter of 2008 and the remaining $21.5 million funded in the second and third quarters of 2008. As of December 31, 2007, we had advanced $44.1 million toward this commitment.

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

Revolving Credit Facility

On April 27, 2007, we entered into a $150 million Revolving Credit Facility which replaced our previous Credit Facility in its entirety. On October 27, 2007, we amended the Revolving Credit Facility, transferring $75 million of the revolving credit commitment to a fully funded $75 million term loan due April 27, 2012. We entered into a second amendment to the Revolving Credit facility on December 20, 2007. The second amendment (i) extends the hedging arrangement date related to a portion of the term loan to June 1, 2008; and (ii) modifies the interest rate margin applicable to the Revolving Credit Facility and the term loan.

The new Credit Facility provides the ability to finance development agreements and acquisitions and working capital for general corporate purposes. Amounts under the $75 million revolving credit commitment and the $75 million term loan mature in five years, and advances under the term loan and revolving credit commitment bear interest at the Eurodollar rate (8.35% and 9.10%, respectively, as of December 31, 2007), tied to various levels of interest pricing determined by total debt to EBITDA.

The new Credit Facility is collateralized by substantially all of our assets, and also contains financial covenants as defined in the agreement. These covenants include (i) a minimum fixed-charge coverage-ratio of not less than 1.50 : 1.0; (ii) a maximum total debt to EBITDA ratio of not more than 2.25 : 1.00 through June 30, 2008, and 1.75 : 1.00 from September 30, 2008, thereafter; and (iii) a minimum trailing twelve-month EBITDA of not less than $57 million for the quarter ended September 30, 2007, and $60 million for each quarter thereafter. The new Credit Facility requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in our businesses). The new Credit Facility also requires that we enter into hedging arrangements covering at least $50 million of the term loan for a three-year period by June 1, 2008.

Stock Repurchase Authorizations

At December 31, 2007, there were approximately 887,000 shares of common stock authorized for repurchase. The timing and total number of shares repurchased will depend upon available cash, prevailing market conditions, other investment opportunities, capital commitments and credit facility covenants.

We repurchased no shares of our common stock during the quarters ended December 31, 2007, and December 31, 2006. During the fiscal year ended September 30, 2007, we repurchased 1,992,032 shares of our common stock with cash, at an average cost of $12.74 per share.

Stock-Based Compensation

At December 31, 2007, we had approximately 4.2 million options outstanding, with exercise prices ranging from $1.00 to $21.53 per share. At December 31, 2007, approximately 3.7 million of the outstanding options were exercisable.

During the quarter ended December 31, 2007, options to purchase 52,500 shares of common stock were granted. During the three months ended December 31, 2007, we issued 37,500 shares of common stock as a result of stock option exercises with an exercise price of $1.27.

SEASONALITY

We believe our operations are not materially affected by seasonal factors, although we have experienced fluctuations in our revenues from period to period.

CONTINGENCIES

For information regarding contingencies, see “Item 1. Condensed Financial Statements – Note 8—Commitments and Contingencies” and “PART II – Item 1. Legal Proceedings.”

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

Our Credit Facility provides us with additional liquidity to meet our short-term financing needs, as further described under “Item 1. Condensed Financial Statements—Note 6 –Credit Facility, Long-Term Debt and Capital Leases.” Pursuant to our new Revolving Credit Facility, we may currently borrow up to a total of $150 million, and our availability as of December 31, 2007, is $56.6 million.

In connection with the development agreements we enter into with many of our Native American tribal customers, we are required to advance funds to the tribes for the construction and development of tribal gaming facilities, some of which are required to be repaid. As a result of our adjustable-interest-rate notes payable and fixed-interest-rate-notes receivable described in “Item 1. Condensed Financial Statements – Note 5 – Notes Receivable and Note 6 – Credit Facility, Long-Term Debt and Capital Leases,” we are subject to market risk with respect to interest rate fluctuations. Any material increase in prevailing interest rates could cause us to incur significantly higher interest expense.

We estimate that a hypothetical increase of 100 basis points in interest rates would increase our annual interest expense by approximately $939,000, based on our variable debt outstanding of $93.4 million as of December 31, 2007. The new Credit Facility also requires that we enter into hedging arrangements covering at least $50 million of the term loan for a three-year period by June 1, 2008.

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2007.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the first quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, as well as litigation to which we are not a party that may establish laws that affect our business (see “PART I – Item 1. Condensed Financial Statements – Note 8 – Commitments and Contingencies.”)

ITEM 1A.	RISK FACTORS

The following risk factors should be carefully considered in connection with the other information and financial statements contained in this Quarterly Report, including “PART I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If any of these risks actually occur, our business, financial condition and results of operations could be seriously and materially harmed, and the trading price of our common stock could decline.

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

Significantly, in October 2005, the Department of Justice, or DOJ, made available to the public proposed legislation the agency has drafted amending the Gambling Devices Act, 15 U.S.C. § 1171, et seq. (commonly referred to as the Johnson Act). The proposed legislation, if enacted, could materially and adversely affect our Class II gaming market. The proposed legislation would classify electronic technologic aids used by Native American tribes in Class II games, such as bingo, as gambling devices, and would authorize the use of such Class II devices by Native American tribes only if such devices are certified by the NIGC as Class II technologic aids. The proposed legislation authorizes the NIGC to promulgate regulations regarding the use of technologic aids. The NIGC regulations must maintain a distinction between Class II technologic aids and Class III gambling devices based upon the internal and external characteristics of the gambling devices and the manner in which the games using gambling devices are played. The DOJ was unable to find congressional sponsors for its proposed bill during the 109th Congress, which concluded in December 2006. To date, the DOJ’s proposed bill has not been introduced in the 110th Congress.

On October 24, 2007, the NIGC published in the Federal Register, four proposed rules concerning classification standards to distinguish between Class II games played with technologic aids and Class III facsimiles of games of chance, a revision of the definition of “electronic or electromechanical facsimile,” technical standards for Class II gaming and Class II minimum internal control standards. If the Classification Standards and the revised definition of “electronic or electromechanical facsimile” become final regulations, they will have a material and adverse economic impact on the Class II gaming market by limiting the use of Class II electronic technology and severely restricting the manner in which bingo may be played thereby making Class II games less attractive to the customer. On January 15, 2008, the NIGC announced that it was extending the comment period for the proposed Class II gaming regulations until March 9, 2008.

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

On July 8, 2005, the NIGC issued a Warning Notice to certain tribes for, among other things, non compliance with the recordkeeping requirements applicable to account access cards. According to the Warning Notice, the cashiers were not obtaining signatures from the customers on our receipts when cashing out. The NIGC is also of the opinion that the Bank Secrecy Act recordkeeping requirements apply to account access cards. The Minimum Internal Control Standards (25 C.F.R. § 542.3(c)(2)) require compliance with the Bank Secrecy Act. Because the IRS is conducting a Bank Secrecy Act audit at one of the tribal casinos, the NIGC has deferred a determination of whether the tribal gaming operations are in compliance with (25 C.F.R. § 542.3(c)(2) until the IRS audit is completed.

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

We provide linked interactive electronic bingo systems and player terminals to charitable bingo operations in Alabama. As of December 31, 2007, we had 2,428 player terminals at three facilities in Alabama. The Attorney General of Alabama has recently completed a review of the gaming within the state. He concluded that the games that we were operating in Alabama were a legal form of bingo. He also concluded that two of the facilities are operating under a valid constitutional amendment authorizing the facilities the ability to play electronic bingo. The municipal and county authorities who regulate gaming in Alabama look to the NIGC and Class II regulations for guidance in adopting, interpreting and enforcing the municipal and county regulations permitting the operation of our machines in such counties and municipalities.

To the extent these authorities rely on the NIGC’s standards, any determinations by the NIGC or developments in Class II regulations which negatively impact our games and systems may, therefore, be adopted by the counties and municipalities and negatively impact the operation of our business in Alabama.

We have excess player stations not deployed at December 31, 2007, which were intended to be deployed at facilities in Mexico. If the opening of facilities is altered negatively, either by significant delay, or by cancellation, the realizable value of these assets could be reduced. In such instances we may be required to recognize increased expense on our income statement related to the impairment of these assets.

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

For the three months ended December 31, 2007 and 2006, approximately 57% and 58%, respectively, of our gaming revenues were from Native American tribes located in Oklahoma, and approximately 40% and 42%, respectively, of our gaming revenues were from one tribe in that state. The significant concentration of our customers in Oklahoma means that local economic changes may adversely affect our customers, and therefore our business, disproportionately to changes in national economic conditions, including more sudden adverse economic declines or slower economic recovery from prior declines. The loss of any of our Oklahoma tribes as customers would have a material and adverse effect upon our financial condition and results of operations. In addition, the legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe have avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. The legislation allows for other types of gaming, both at tribal gaming facilities and at Oklahoma racetracks. The loss of significant market share to these new gaming opportunities or our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.

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

In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. The Oklahoma gaming legislation allows the tribes to sign a compact with the State of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma will be allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. As of December 31, 2007, we had placed 4,369 player terminals at 33 facilities that are operating under the Oklahoma compact. All vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the State of Oklahoma. Pursuant to the compacts, vendors placing games at tribal facilities will have to be licensed by each tribe. All electronic games placed under the compact have to be certified by independent testing laboratories to meet technical specifications.

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

The NIGC has expressed its view that our development agreements violate the requirements of IGRA and tribal gaming regulations, which state that the Native American tribes must hold “sole proprietary interest” in the tribes’ gaming operations, which presents additional risks for our business (see “Risk Factors – Changes in regulation or regulatory interpretations could require us to modify the terms of our contracts with customers.”)

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

We rely upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect our proprietary rights and technology, but these laws and contractual provisions provide only limited protection. We rely to a greater extent upon proprietary know-how and continuing technological innovation to maintain our competitive position. Insofar as we rely on trade secrets, unpatented know-how and innovation, others may be able to independently develop similar technology, or our secrecy could be breached. The issuance of a patent to us does not necessarily mean that our technology does not infringe upon the intellectual property rights of others. As we enter into new markets by leveraging our existing technology, it becomes more and more likely that we will become subject to infringement claims from other parties. We are currently involved in several patent disputes (see “PART I – Item 1. Condensed Financial Statements—Note 8 – Commitments and Contingencies.” Problems with patents or other rights could increase the cost of our products, or delay or preclude new product development and commercialization. If infringement claims against us are valid, we may seek licenses that might not be available to us on acceptable terms or at all. Litigation would be costly and time consuming, but may become necessary to protect our proprietary rights or to defend against infringement claims. We could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others or in asserting claims against others.

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

Our contracts with our customers are on a year-to-year or multi-year basis. Except for customers with whom we have entered into development agreements, we do not rely upon the stated term of our customer contracts to retain the business of our customers, as often non contractual considerations unique to doing business in the Native American market override strict adherence to contractual provisions. We rely instead upon providing competitively superior player terminals, games and systems to give our customers the incentive to continue doing business with us. At any point in time, a significant portion of our business is subject to non renewal, and, if not renewed, would materially and adversely affect our earnings and financial condition.

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

On July 8, 2005, the NIGC issued a Warning Notice to certain tribes for, among other things, non compliance with the recordkeeping requirements applicable to account access cards. According to the Warning Notice, the cashiers were not obtaining signatures from the customers on our receipts when cashing out. The NIGC is also of the opinion that the Bank Secrecy Act recordkeeping requirements apply to account access cards.

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

In a letter dated November 8, 2007, the Acting General Counsel of the NIGC reiterated the statements made in her November 30, 2004 letter, that the NIGC did not then conclude that the agreements with the tribe that it reviewed constituted management agreements, but that the NIGC was concerned that, taken together, the agreements demonstrated a proprietary interest, by us, in the tribe’s gaming activity that may be contrary to law. Although we believe that we responded to the NIGC in 2004, explaining why the agreements did not violate the sole proprietary interest prohibition of IGRA and did not constitute a management agreement, the November 8, 2007 letter indicated that the NIGC did not receive the written explanation or further information and is now requesting an explanation. On December 17, 2007, we responded in writing to the NIGC, correcting the misstatements contained in the NIGC’s 2004 letter.

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

Contracts with Suppliers and Customers. In the ordinary course of our business, we enter into contracts with our suppliers and customers. Certain of these contracts relate to our operations in important markets. We may from time to time have disagreements with suppliers or with our customers. In the event any such disagreement escalates to a dispute that is ultimately resolved against us, our earnings and financial condition could be adversely affected (see “PART I – Item 1. Condensed Financial Statements –Note 8 – Commitments and Contingencies.”

We may incur prize payouts in excess of game revenues.

Certain of our contracts with our Native American customers relating to our Legacy and Reel Time Bingo® system games provide that our customers receive, on a daily basis, an agreed percentage of gross gaming revenues based upon an assumed level of prize payouts, rather than the actual level of prize payouts. This can result in our paying our customers amounts greater than our customers’ percentage share of the actual hold per day. In addition, because the prizes awarded in our games are based upon assumptions as to the number of players in each game and statistical assumptions as to the frequency of winners, we may experience on any day, or over short periods of time, a “game deficit,” where the aggregate amount of prizes paid exceeds aggregate game revenues. If we have to make any excess payments to customers, or experience a game deficit over any statistically relevant period of time, we are contractually entitled to adjust the rates of prize payout to end users in order to recover any deficit. In the future, we may miscalculate our statistical assumptions, or for other reasons, we may experience abnormally high rates of jackpot prize wins, which could materially and adversely affect our cash flow on a temporary or long-term basis, and which could materially and adversely affect our earnings and financial condition.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None

(b)	None

(c)	We did not repurchase shares of our common stock during the most recently completed quarter. As of December 31, 2007, the maximum number of common shares that may be repurchased under the plans or programs was approximately 887,000. For a description of our authorized stock repurchase plans, see “PART I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 8, 2008	Multimedia Games, Inc.

	By:	/s/ Randy S. Cieslewicz†
Randy S. Cieslewicz
Chief Financial Officer

†Mr. Cieslewicz is signing as an authorized officer and as our Principal Financial Officer and Principal Accounting Officer.

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION
3.1	Amended and Restated Articles of Incorporation	(1)

3.2	Amendment to Articles of Incorporation	(2)

3.3	Second Amended and Restated Bylaws	(3)

10.1	Amendment to Credit Agreement, dated as of October 26, 2007, by and among MGAM Systems, Inc., Megabingo, Inc., Comerica Bank, CIT Lending Services Corporation and the Banks party to Credit Agreement.	(4)

10.2	Second Amendment to Credit Agreement, dated as of December 20, 2007, by and among MGAM Systems, Inc., Megabingo, Inc. and Comerica Bank	(5)

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)

31.2	Certification of Principal Accounting Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)

32.1	Certification as required by Section 906 of the Sarbanes Oxley Act of 2002	(*)

(1)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission, or SEC, for the quarter ended March 31, 1997.
(2)	Incorporated by reference to our Form 10-Q filed with the SEC for the quarter ended December 31, 2003.
(3)	Incorporated by reference to our Form 8-K filed with the SEC on December 13, 2007.
(4)	Incorporated by reference to our Form 8-K filed with the SEC on November 1, 2007.
(5)	Incorporated by reference to our Form 8-K filed with the SEC on December 20, 2007.
(*)	Filed herewith.