Form 10-Q
period 2008-03-31
MULTIMEDIA GAMES INC
filed 2008-05-12
CIK 896400

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 5, 2008, there were 26,271,771 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FORM 10-Q

PART I

FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS

As of March 31, 2008 and September 30, 2007

(In thousands, except shares)

(Unaudited)

	March 31, 2008	September 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$959	$5,805
Accounts receivable, net of allowance for doubtful accounts of $1,111 and $854, respectively	26,555	22,176
Inventory	5,632	3,602
Prepaid expenses and other	2,502	2,906
Current portion of notes receivable, net	11,957	12,248
Federal and state income tax receivable	662	—
Deferred income taxes	2,561	1,932

Total current assets	50,828	48,669
Restricted cash and long-term investments	868	928
Leased gaming equipment, net	38,869	38,579
Property and equipment, net	69,633	75,332
Long-term portion of notes receivable, net	52,688	36,797
Intangible assets, net	40,229	35,884
Other assets	5,573	3,497
Deferred income tax	17,808	16,583

Total assets	$276,496	$256,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,335	$563
Accounts payable and accrued expenses	18,806	22,021
Federal and state income tax payable	2,606	2,444
Current deferred revenue	1,235	1,020

Total current liabilities	23,982	26,048
Revolving line of credit	30,125	7,000
Long-term debt, less current portion	69,437	74,484
Other long-term liabilities	1,213	928
Deferred revenue, less current portion	1,624	—

Total liabilities	126,381	108,460

Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 32,175,188 and 32,134,614 shares issued, and 26,271,771 and 26,231,197 shares outstanding, respectively	322	321

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS – (Continued)

As of March 31, 2008 and September 30, 2007

(In thousands, except shares)

(Unaudited)

	March 31, 2008	September 30, 2007
Additional paid-in capital	80,848	80,112
Treasury stock, 5,903,417 common shares at cost	(50,128)	(50,128)
Retained earnings	118,860	117,498
Accumulated other comprehensive income, net	213	6

Total stockholders’ equity	150,115	147,809

Total liabilities and stockholders’ equity	$276,496	$256,269

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2008 and 2007

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
REVENUES:
Gaming revenue:
Class II	$7,546	$12,917
Oklahoma compact	14,138	8,699
Charity	4,396	5,040
All other	5,262	3,045
Gaming equipment, system sale and lease revenue	378	701
Other	482	324

Total revenues	32,202	30,726

OPERATING COSTS AND EXPENSES:
Cost of gaming equipment and systems sold and royalty fees	414	193
Selling, general and administrative expenses	16,633	16,533
Amortization and depreciation	12,433	14,961

Total operating costs and expenses	29,480	31,687

Operating income (loss)	2,722	(961)
OTHER INCOME (EXPENSE):
Interest income	1,136	1,075
Interest expense	(2,491)	(1,221)
Other income	872	1,111

Income before income taxes	2,239	4
Income tax expense (benefit)	981	(2)

Net income	$1,258	$6

Basic earnings per common share	$0.05	$0.00

Diluted earnings per common share	$0.05	$0.00

Shares used in earnings per common share
Basic	26,271	27,680

Diluted	27,243	29,450

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Six Months Ended March 31, 2008 and 2007

(In thousands, except per share data)

(Unaudited)

	Six Months Ended March 31,
	2008	2007
REVENUES:
Gaming revenue:
Class II	$15,586	$28,230
Oklahoma compact	25,699	14,585
Charity	8,253	9,202
All other	9,900	5,524
Gaming equipment, system sale and lease revenue	2,149	1,027
Other	850	1,208

Total revenues	62,437	59,776

OPERATING COSTS AND EXPENSES:
Cost of gaming equipment and systems sold and royalty fees	1,204	716
Selling, general and administrative expenses	32,734	35,145
Amortization and depreciation	24,956	29,438

Total operating costs and expenses	58,894	65,299

Operating income (loss)	3,543	(5,523)
OTHER INCOME (EXPENSE):
Interest income	2,270	2,649
Interest expense	(4,631)	(2,531)
Other income	1,210	1,111

Income (loss) before income taxes	2,392	(4,294)
Income tax expense (benefit)	735	(1,488)

Net income (loss)	$1,657	$(2,806)

Basic earnings (loss) per common share	$0.06	$(0.10)

Diluted earnings (loss) per common share	$0.06	$(0.10)

Shares used in earnings per common share
Basic	26,234	27,607
Diluted	27,283	27,607

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2008 and 2007

(In thousands)

(Unaudited)

	Six Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,657	$(2,806)
Adjustments to reconcile net income (loss) to cash and cash equivalents provided by operating activities:
Amortization	2,248	3,478
Depreciation	22,708	25,960
Accretion of contract rights	1,944	3,031
Provisions for inventory and long-lived assets	78	951
Deferred income taxes	(1,854)	(5,961)
Share-based compensation	587	668
Provision for doubtful accounts	262	487
Interest income from imputed interest on development agreements	(1,822)	(1,291)
Changes in operating assets and liabilities:
Accounts receivable	(2,480)	(28)
Inventory	(2,030)	—
Deferred contract costs	129	—
Prepaid expenses and other	179	814
Federal and state income tax payable/receivable	(795)	(234)
Notes receivable	(348)	321
Accounts payable and accrued expenses	(3,215)	(2,677)
Other long-term liabilities	345	(36)
Deferred revenue	(2,154)	(301)

NET CASH PROVIDED BY OPERATING ACTIVITIES	15,439	22,376

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(17,317)	(32,805)
Proceeds from disposal of assets	323	846
Acquisition of intangible assets	(2,716)	(2,277)
Advances under development agreements	(35,566)	(926)
Repayments under development agreements	16,007	21,545

NET CASH USED IN INVESTING ACTIVITIES	(39,269)	(13,617)

CASH FLOWS FROM /USED IN FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants, and related tax benefit	150	1,560
Proceeds from long-term debt	1,928	—
Principal payments of long-term debt and capital leases	—	(3,417)
Proceeds from revolving lines of credit	26,512	14,500
Payments on long-term debt	(6,203)	—
Payments on revolving lines of credit	(3,387)	(22,619)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	19,000	(9,976)

EFFECT OF EXCHANGE RATES ON CASH	(16)	(3)

Net decrease in cash and cash equivalents	(4,846)	(1,220)
Cash and cash equivalents, beginning of period	5,805	4,939

Cash and cash equivalents, end of period	$959	$3,719

SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$3,472	$2,486

Income tax paid	$3,505	$4,506

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Contract rights resulting from imputed interest on development agreement notes receivable	6,129	(121)

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

The financial statements included herein as of March 31, 2008, and for each of the three and six months ended March 31, 2008 and 2007, have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States, and the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the three and six months ended March 31, 2008, are not necessarily indicative of the results which will be realized for the year ending September 30, 2008.

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

Revenue Recognition – In accordance with the provision of Staff Accounting Bulleting No. 104, Revenue Recognition, or SAB 104, the Company recognizes revenue when all of the following have been satisfied:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred;

•	Price to the buyer is fixed or determinable; and

•	Collectibility is probable

Gaming Revenue

The Company derives Gaming Revenue from the following sources:

• Class II	–	Participation revenue generated from the Company’s Native American Class II product
• Oklahoma Compact	–	Participation revenue generated from its games placed by the Company under the Oklahoma Compact
• Charity	–	Participation revenue generated from its charity bingo product
• All Other	–	Participation revenue from Class III back office systems, New York Lottery system, Mexico bingo market, and certain other participation based markets

The majority of the Company’s gaming revenue is of a recurring nature, and is generated under lease participation arrangements when the Company provides its customers with player terminals, player terminal content licenses and back-office equipment, collectively referred to as gaming equipment. Under these arrangements, the Company retains ownership of the gaming equipment installed at customer facilities, and receives revenue based on a percentage of the net win per day generated by the gaming equipment. Revenue from lease participation arrangements are considered both realizable and earned at the end of each gaming day.

Gaming Revenue generated by player terminals deployed at sites under development agreements is reduced by the accretion of contract rights from those development agreements. Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements, described under “Development Agreements.” The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the consolidated statements of operations.

The Company also generates gaming revenues from back-office fees with certain customers. Back-office fees cover the service and maintenance costs for back-office servers installed in each gaming facility to run its gaming equipment, as well as the cost of related software updates.

Gaming equipment and system sales

The Company periodically sells gaming equipment and gaming systems under independent sales contracts through normal credit terms or may grant extended credit terms under contracts secured by the related equipment, with interest recognized at market rates.

For sales arrangements with multiple deliverables, we apply the guidance from Statement of Position, or SOP 97-2, “Software Revenue Recognition,” as amended, and Emerging Issues Task Force, or EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” Deliverables are divided into separate units of accounting if: (1) each item has value to the customer on a stand-alone basis; (2) there is objective and reliable evidence of the fair value of the undelivered items; and (3) delivery of the undelivered item is considered probable and substantially in the Company’s control.

The majority of the Company’s multiple element sales contracts are for some combination of gaming equipment, player terminals, content, system software, license fees and maintenance. For multiple element contracts considered a single unit of accounting, we recognize revenues based on the method appropriate for the last delivered item.

The Company allocates revenue to each accounting unit based upon its fair value as determined by “vendor specific objective evidence”, or VSOE. VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold individually. The Company recognizes revenue when the product is physically delivered to a customer controlled location or over the period in which the service is performed and defers revenue for any undelivered elements.

•

In those situations where each element is not essential to the function of the other, the “multiple deliverables” are bifurcated into accounting units based on their relative fair market value against the total contract value and revenue recognition on those deliverables are recorded when all requirements of revenue recognition have been met.

•	If any element is determined to be essential to the function of the other, revenues are generally recognized over the term of the services that are rendered.

In those situations where VSOE does not exist for any undelivered elements of a multiple element arrangement, then the aggregate value of the arrangement, including the value of products and services delivered or performed, is initially deferred until all products or services are delivered, and then is recognized ratably over the service or PCS period of the contract or until fair value can objectively be determined for any remaining undelivered units of accounting.

Cash and Cash Equivalents – The Company considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Restricted Cash and Long-Term Investments – Restricted cash and long-term investments at March 31, 2008 were $868,000 representing the fair value of investments held by the Company’s prize fulfillment firm related to outstanding MegaBingo® jackpot prizes.

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

Other Income – Other income was $872,000 for the quarter ended March 31, 2008. Other income consisted of distributions from a limited partnership interest, accounted for on the cost basis.

Other Long-Term Liabilities – Other long-term liabilities at March 31, 2008 include the present value of investments held by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities of $868,000.

Fair Value of Financial Instruments – The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At March 31, 2008 the carrying amounts for the Company’s financial instruments, which include accounts and notes receivable, accounts payable, the Revolving Credit Facility, and long-term debt and capital leases, approximate fair value.

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

There were no option grants issued during the quarter ended March 31, 2008. Total pretax share-based compensation for the quarter ended March 31, 2008 was $220,000. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $49,000 for the quarter ended March 31, 2008.

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

Recent Accounting Pronouncements Issued. On July 13, 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of Statement of Financial Accounting Standards, or SFAS, No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition, and for the measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in the first quarter of fiscal 2008 and recorded a reserve of $295,000 related to uncertain tax positions in the first quarter of fiscal 2008.

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

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will be required to adopt SFAS No. 141(R) in the first quarter of fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, “Non Controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51.” SFAS No. 160 changes the accounting for non controlling (minority)

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

interests in consolidated financial statements including the requirements to classify non controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non controlling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited The Company will be required to adopt SFAS No. 160 in the first quarter of fiscal year 2009. The Company does not expect the adoption of SFAS No. 160 to have a material effect on its operations or financial position.

2. DEVELOPMENT AGREEMENTS

The Company enters into development agreements to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to placement of the Company’s player terminals, and the Company receives a fixed percentage of those player terminals’ hold per day over the term of the agreement. The agreements typically provide for some or all of the advances to be repaid by the customer to the Company. Amounts advanced in excess of those to be reimbursed by the customer are allocated to intangible assets and are generally amortized over the life of the contract, which is recorded as a reduction of revenue generated from the gaming facility. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of the Company’s floor space. In the past and in the future, the Company may by mutual agreement and for consideration, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied as a recovery against the intangible asset or property and development for that particular development agreement, if any. In the second quarter of fiscal 2008, the Company modified a development agreement by agreeing to reduce the number of player terminals at a development site. In return, the Company received a complete payoff of a note receivable in the amount of $4.5 million.

The Company has recently committed to a significant, existing tribal customer to provide approximately 43.8%, or $65.6 million, of the total funding for a facility expansion. In return for this commitment to fund the expansion, the Company will receive approximately 35% of the 4,000 additional gaming units that are expected to be placed in the expanded facility in southern Oklahoma. The Company will record all advances as a note receivable and impute interest on the interest free loan. The discount (imputed interest) will be recorded as contract rights and will be amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. The funding, which commenced in the third quarter of 2007, continued with $19.4 million funded in the first quarter of 2008 and $15.4 million in the second quarter of 2008, with the remaining $6.1 million to be funded in the third quarter of 2008. As of March 31, 2008, the Company had advanced $59.5 million toward this commitment.

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstance during the three and six months ending March 31, 2008, that would require an impairment change to the assets’ carrying value.

The following net amounts related to advances made under development agreements and were recorded in the following balance sheet captions:

	March 31, 2008	September 30, 2007
	(In thousands)
Included in:
Notes receivable, net	$64,645	$49,045
Property and equipment, net of accumulated depreciation	—	56
Intangible assets – contract rights, net of accumulated amortization	31,264	27,080

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

3. PROPERTY AND EQUIPMENT AND LEASED GAMING EQUIPMENT

The Company’s property and equipment and leased gaming equipment consisted of the following:

	March 31, 2008	September 30, 2007	Estimated Useful Lives
	(In thousands)
Gaming equipment and third-party gaming content licenses available for deployment (1)	$26,252	$32,013
Deployed gaming equipment	96,835	94,564	3-5 years
Deployed third-party gaming content licenses	34,479	28,366	1.5-3 years
Tribal gaming facilities and portable buildings	5,122	5,296	5-7 years
Third-party software costs	8,510	8,434	3-5 years
Vehicles	3,360	3,499	3-10 years
Other	3,333	3,263	3-7 years

Total property and equipment	177,891	175,435
Less accumulated depreciation and amortization	(108,258)	(100,103)

Total property and equipment, net	$69,633	$75,332

Leased gaming equipment	$162,915	$154,769	3 years
Less accumulated depreciation	(124,046)	(116,190)

Total leased gaming equipment, net	$38,869	$38,579

(1)	Gaming equipment and third-party gaming content licenses begin depreciating when they are placed in service.

During the three and six months ended March 31, 2008, the Company disposed of or wrote off $74,000 and $131,000, respectively, of third-party gaming content licenses, tribal gaming facilities and portable buildings, vehicles, deployed gaming equipment, and other equipment.

Leased gaming equipment includes player terminals placed under participation arrangements that are either at customer facilities or in the rental pool.

4. INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following:

	March 31, 2008	September 30, 2007	Estimated Useful Lives
	(In thousands)
Contract rights under development agreements	$41,074	$34,946	5-7 years
Internally-developed gaming software	25,090	23,255	1-5 years
Patents and trademarks	8,023	7,450	1-5 years
Other	2,376	2,376	3-5 years

Total intangible assets	76,563	68,027
Less accumulated amortization – all other	(36,334)	(32,143)

Total intangible assets, net	$40,229	$35,884

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements. For a description of intangible assets related to development agreements, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the consolidated statements of operations. In the preceding table, $13.7 million of the $41.1 million in contract rights is not currently being amortized pending completion of a customer facility expansion.

Internally developed gaming software is accounted for under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

internally-developed games over a twelve-month period, gaming engines over an eighteen-month period, gaming systems over a three-year period and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the three months ended March 31, 2008 and 2007, amortization expense related to internally-developed gaming software was $753,000 and $1.1 million, respectively. For the six months ended March 31, 2008 and 2007, amortization expense related to internally-developed gaming software was $1.5 million and $2.2 million, respectively. During the three months ended March 31, 2008, the Company wrote off $308,000 related to internally-developed gaming software, compared to a write off of $131,000 in the same periods of 2007. For the six months ended March 31, 2008 and 2007, the Company wrote off $308,000 and $227,000, respectively.

Management reviews intangible assets for impairment at least once per year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

5. NOTES RECEIVABLE

The Company’s notes receivable consisted of the following:

	March 31, 2008	September 30, 2007
	(In thousands)
Notes receivable from development agreements	$77,835	$57,929
Less imputed interest discount reclassed to contract rights	(13,190)	(8,884)

Notes receivable, net	64,645	49,045
Less current portion	(11,957)	(12,248)

Notes receivable – non-current	$52,688	$36,797

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.

6. CREDIT FACILITY, LONG-TERM DEBT AND CAPITAL LEASES

The Company’s Credit Facility, long-term debt and capital leases consisted of the following:

	March 31, 2008	September 30, 2007
	(In thousands)
Long-term revolving lines of credit	$30,125	$7,000

Term loan facility	$70,772	$75,047
Less current portion	(1,335)	(563)

Long-term debt and capital leases, less current portion	$69,437	$74,484

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

The new Credit Facility provides the Company with the ability to finance development agreements and acquisitions and working capital for general corporate purposes. Amounts under the $75 million revolving credit commitment and the $75 million term loan mature in five years, and advances under the term loan and revolving credit commitment bear interest at the Eurodollar rate plus the applicable spread (6.50% and 7.25%, respectively, as of March 31, 2008) tied to various levels of interest pricing determined by total debt to EBITDA.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

The new Credit Facility is collateralized by substantially all of the Company’s assets, and also contains financial covenants as defined in the agreement. These covenants include (i) a minimum fixed-charge coverage-ratio of not less than 1.50 : 1.0; (ii) a maximum total debt to EBITDA ratio of not more than 2.25 : 1.00 through June 30, 2008, and 1.75 : 1.00 from September 30, 2008 thereafter; and (iii) a minimum trailing twelve-month EBITDA of not less than $57 million for the quarter ended September 30, 2007, and $60 million for each quarter thereafter. As of March 31, 2008, we are in compliance with our loan covenants. The new Credit Facility requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in its businesses). In the second quarter of 2008, the Company made a mandatory prepayment of the term loan in the amount of $4.5 million due to an early prepayment of a development agreement note receivable. The new Credit Facility also requires that the Company enter into hedging arrangements covering at least $50 million of the term loan for a three-year period by June 1, 2008. As of March 31, 2008, the new Credit Facility had availability of $48.9 million.

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

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Income (loss) available to common stockholders (in thousands)	$1,258	$6	$1,657	$(2,806)

Weighted average common shares outstanding	26,271,074	27,680,130	26,233,574	27,606,928
Effect of dilutive securities:
Options	972,391	1,769,652	1,049,300	—

Weighted average common and potential shares outstanding	27,243,465	29,449,782	27,282,874	27,606,928

Basic earnings (loss) per share	$0.05	$0.00	$0.06	$(0.10)

Diluted earnings (loss) per share	$0.05	$0.00	$0.06	$(0.10)

The Company had the following options to purchase shares of common stock that were not included in the computation of dilutive earnings per share due to the antidilutive effects:

	Three months ended March 31,		Six months ended March 31,
	2008	2007	2008	2007
Common Stock Options	2,482,083	951,789	2,437,274	4,843,367
Range of exercise price	$7.40-21.53	$7.61-21.53	$7.61-21.53	$1.00-21.53

8. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to the possibility of loss contingencies arising in its business and such contingencies are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies.” In determining loss contingencies, the Company considers the likelihood of a loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that a liability has been incurred and when the amount of loss can be reasonably estimated.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

Diamond Games. On November 16, 2004, Diamond Games, Inc., or Diamond Games, filed suit in the State Court in Oklahoma City, Oklahoma, against the Company, along with others, including Clifton Lind, Robert Lannert, Gordon Graves, Video Gaming Technologies, Inc., or VGT, and its president, alleging five causes of action: (i) deceptive trade practices; (ii) unfair competition; (iii) wrongful interference with business; (iv) malicious wrong / prima facie tort; and (v) restraint of trade. The case asserts that the Company offered allegedly illegal Class III games on the MegaNanza® and Reel Time Bingo® gaming systems to Native American tribes in Oklahoma. Diamond Games claims that the offer of these games negatively affected the market for its pull-tab game, Lucky Tab II. Diamond Games also alleges that the Company’s development agreements with Native American tribes unfairly interfere with the ability of Diamond Games to successfully conduct its business. Diamond Games is seeking unspecified damages and injunctive relief.

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

The court’s ruling stated that it was not binding on the Company’s tribal customers and the Company does not expect any of the approximately 1,100 Reel Time Bingo games currently in play in Oklahoma to be removed as a result of the court’s ruling. Other game versions included in the ruling are not in play in Oklahoma. The court’s rulings are not dispositive of the case and the opinion has no affect on the right of Native American tribes to play games offered by the Company. The trial court granted the Company’s motion for immediate certification of its ruling to the Oklahoma Supreme Court. The Company sought immediate review of the trial court’s decision. On February 19, 2008, the Oklahoma Supreme Court denied the Company’s request for immediate review of the trial court’s decision. The action of the Oklahoma Supreme Court does not preclude a subsequent appeal of the trial court’s decision and the Company will continue to assert that the games in question are legal Class II games, and that game classification cannot be decided by an Oklahoma State Court. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

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

Pursuant to an agreement between the Company and Bally Technologies, Inc., or Bally, the Company currently sublicenses the right to practice the technology stated in the ‘035 Patent in Native American gaming jurisdictions in the United States. Bally obtained from Oasis the right to sublicense those rights to the Company, and that sublicense remains in effect today. Under the sublicense from Bally, in the event that the Company desires to expand its own rights beyond Native American gaming jurisdictions, the agreement provides the Company the following options: (i) to pursue legal remedies to establish its rights independent of the ‘035 Patent; or (ii) to negotiate directly and enter into a separate agreement with Oasis for such rights, paying either a specified one-time license fee per jurisdiction or a unit fee per gaming machine.

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

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

On December 4, 2007, Gamco and IGT entered into an Amended and Restated Exclusive License Agreement whereby IGT granted to Gamco exclusive rights to the ‘035 Patent in the state of New York and the right to sue for past infringement of the same. On January 9, 2008, Gamco filed its Third Amended Complaint for Infringement of the ‘035 Patent against the Company. On January 28, 2008, the Company filed an Answer to the Complaint denying liability. The Company also filed a Second Amended Counterclaim against Oasis, Gamco, John Adams and Scott Henneman for fraud, promise without intent to perform, negligent misrepresentation, breach of contract, specific performance and reformation of contract with regard to the Company’s rights under the Sublicense Agreement for the ‘035 Patent, as well as for non infringement and invalidity of the Patent. The court has scheduled a Markman hearing to construe the claims of the ‘035 Patent for September 22, 2008. No trial date has yet been set.

The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

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

On February 22, 2008, the Federal Circuit issued a decision reversing the District Court’s order granting summary judgment and remanding the case for further proceedings. The Federal Circuit held that the record needed further development and clarification before a decision on the validity of the Patent under 35 U.S.C. § 112(6) could be determined. The court has ordered the Company to file its renewed motion for summary judgment in light of the Federal Circuit’s decision by May 9, 2008. The hearing on the motion will take place on August 1, 2008.

The District Court has scheduled pretrial deadlines including a Markman hearing to construe the claims of the ‘951 Patent for September 5, 2008. A trial date of January 20, 2009 has also been set

The Company will continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

WMS Industries, Inc. In April 2007, WMS Gaming, Inc., or WMS, a third-party game supplier from which the Company and its wholly-owned subsidiary, MegaBingo, Inc., license games and purchase game machines, contacted the Company and claimed that the form of the reports that the Company had provided for several years was not adequate with respect to WMS game themes placed on gaming machines in the field. WMS asserted that the reports were insufficient to permit a definitive determination that reported transactions were non-chargeable transfers rather than chargeable new placements. WMS also asserted that governing license agreements, or the Agreements, did not give the Company the right to substitute a game theme on a gaming machine without the payment of an additional license fee. The Company responded that the reporting had been adequate and accepted by WMS and that the substitution was supported by the Agreements and by the original intent and course of dealing of the parties. On April 25, 2007, MegaBingo received an invoice from WMS purporting to bill the Company for approximately $7 million in alleged unpaid license and related fees. WMS later increased its invoiced amount to approximately $12.1 million, plus interest. On September 12, 2007, after attempts to reconcile the Company’s differences failed, WMS sent notices to the Company asserting that the Company was in default under the Agreements for the reasons stated above and other alleged breaches. In an effort to resolve the dispute, WMS has granted extensions of the cure period provided in the Agreements and the Company has developed a more detailed, historical database to provide WMS with the game theme movement and substitution information that it requested. The Company believes that this additional information enabled the parties to determine that the remaining major dispute concerning the right to substitute game themes involves license and related fees of $3 million, rather than $12.1 million. WMS extended the cure periods to December 21, 2007, at which time the Company and WMS entered into an agreement that settled all pending disputes between them. In addition to clarifying disputed contractual language, the modifications to the agreements require the Company to purchase additional units and licenses by December 31, 2008 at previously negotiated prices.

MULTIMEDIA GAMES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(Unaudited)

NIGC Class II Game Classification Regulations. On October 24, 2007, the National Indian Gaming Commission, or NIGC, published in the Federal Register, four proposed rules concerning classification standards to distinguish between Class II games played with technologic aids and Class III facsimiles of games of chance, a revision of the definition of “electronic or electromechanical facsimile,” technical standards for Class II gaming and Class II minimum internal control standards. If the classification standards and the revised definition of “electronic or electromechanical facsimile” become final regulations, we anticipate they will have a material and adverse economic impact on the Class II gaming market by limiting the use of Class II electronic technology and severely restricting the manner in which bingo may be played, thereby making Class II games less attractive to customers. On January 15, 2008, the NIGC extended the comment period for the proposed Class II gaming regulations until March 9, 2008. The NIGC is expected to make a decision on whether or not to publish any or all of its proposed standards in mid-to late summer 2008.

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

As the Class II market has matured, we have seen new competitors with significant gaming experience and financial resources enter the market. New tribal-state compacts, such as the Oklahoma gaming legislation passed by referendum in 2004, have also led to increased competition. In addition, there has been what we believe to be an extended period of non enforcement by regulators of existing restrictions on non-Class II devices, which has forced us to continue competing against games that do not appear to comply with the published regulatory restrictions on Class II games. As a result of this increased competition in Oklahoma, and continued conversion to games played under the compact, we have and may continue to experience pressure on our pricing model and hold per day, with the result that gaming providers, including the Company, are competing on the basis of price as well as the entertainment value and technological superiority of their products. We have also experienced and expect to continue to experience a decline in the number of our Class II games deployed in Oklahoma, in accordance with our recent conversion strategy. While we will continue to compete by regularly introducing new and more entertaining games with technological enhancements that we believe will appeal to end users, we believe that the level of revenue retained by our customers from their installed base of player terminals will become a more significant competitive factor, one that may require us to change the terms of our participation arrangements with customers. We will continue the deployment of one-touch, compact-compliant Class III games in Oklahoma, which will reduce the number of Class II machines in play.

Class III Games and Systems for Oklahoma

During 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. The Oklahoma gaming legislation allows the tribes to sign a compact with the state of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma are allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. All vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the state of Oklahoma. Pursuant to the compacts, vendors placing games at tribal facilities will have to be licensed by each tribe. All electronic games placed under the compact have to be certified by independent testing laboratories to meet technical specifications. These technical specifications were published by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities in the first calendar quarter of 2005. As of March 31, 2008, we had placed 5,119 player terminals at 36 facilities that are operating under the Oklahoma gaming compact. We generally receive a 20% revenue share for the games played under the Oklahoma Gaming Compact.

Class III Games and Systems for Native American and Commercial Casino Markets

During fiscal 2007, we began designing and developing stand-alone Class III player terminals to be sold or placed on a revenue share basis in the large and broad Class III stand-alone gaming market for Native American casinos as well as domestic and international commercial casinos. All player terminals delivered to these markets will have to receive specific jurisdictional approvals from the appropriate testing laboratory and from the appropriate regulatory agency. Our first group of stand-alone player terminals has been placed in the Class III stand-alone market in Rhode Island. We believe that we will deliver additional player terminals to other Class III markets during the second half of calendar 2008.

Charity Market

Charity bingo and other forms of charity gaming are operated by or for the benefit of non profit organizations for charitable, educational and other lawful purposes. These games are typically only interconnected within the gaming facility where the terminals are located. Regulation of charity gaming is vested with each individual state, and in some states, regulatory authority is delegated to county or municipal governmental units. In Alabama, our largest charity market, constitutional amendments have been passed authorizing charity bingo in certain locations. The regulation of charity bingo in Alabama is typically vested with a local governmental authority. We typically place player terminals under participation arrangements in the charity market and receive a percentage of the hold per day generated by each of the player terminals. As of March 31, 2008, we had 2,384 high-speed, standard bingo games installed for the charity market in three Alabama facilities.

All Other Gaming Markets

Class III Washington State Market. The majority of our Class III gaming equipment in Washington State has been sold to customers outright, for a one-time purchase price, which is reported in our results of operations as “Gaming equipment, system sale and lease revenue.” Certain game themes we use in the Class III market have been licensed from third parties and are resold to customers along with our Class III player terminals. Historically, revenue from the sale of Class III gaming equipment is recognized when the units are delivered to the customer, and the licensed games installed or over the contract term when fair value of delivered products has not been established. Because we sell new products and systems for which fair value has not been established, beginning in fiscal 2008, revenue generated from this market will generally be recognized over the terms of the contracts. To a considerably lesser extent, we also enter into either participation arrangements or lease-purchase arrangements for our Class III player terminals, on terms similar to those used for our player terminals in the Class II market.

We also receive a small back-office fee from both leased and sold gaming equipment in Washington State. Back-office fees cover the service and maintenance costs for back-office servers installed in each facility to run our Class III games, as well as the cost of related software updates.

State Video Lottery Market. In January 2004, we installed our central determinant system for the video lottery terminal network that the New York Lottery operates at licensed New York State racetrack casinos. As payment for providing and maintaining the central determinant system, we receive a small portion of the network-wide hold per day. Our contract with the New York Lottery provides for a three-year term with an additional three one-year automatic renewal under certain conditions. We are seeking to take advantage of the recently passed legislation in New York State that allows the New York Lottery to extend its vendor contracts at its sole discretion. Assuming that the automatic renewals will continue, we are working to significantly extend the current contract which is set to expire in 2010.

International Commercial Bingo Market. In March 2006, we entered into a contract with Apuestas Internacionales, S.A. de C.V., or Apuestas, a subsidiary of Grupo Televisa, S.A., to provide traditional and electronic bingo gaming, technical assistance, and related services for Apuestas’ locations in Mexico. Apuestas currently has a permit issued by the Mexican Ministry of the Interior (Secretaria de Gobernación) to open and operate 65 bingo parlors. Apuestas is projecting that all 65 bingo parlors will be open by May 2011. As of March 31, 2008, we had installed 3,839 player terminals at 15 bingo parlors in Mexico under this contract with Apuestas. At March 31, 2008, all installed player terminals placed in the Apuestas bingo parlors are pursuant to a revenue share arrangement that is comparable with our Oklahoma market.

Effective September 19, 2007, we entered into a contract with Atracciones y Emociones Vallarta, S.A. de C.V., or AE Vallarta, a Mexican incorporated company, to provide traditional and electronic bingo gaming, technical assistance, and related services for AE Vallarta’s locations in Mexico. As of March 31, 2008, we had installed 200 player terminals at one location in Mexico under this contract.

Promotional Sweepstakes

In December 2005, we installed a promotional sweepstakes system for the operator of the Birmingham Race Course, a greyhound race course in Birmingham, Alabama. The promotional sweepstakes system allowed a patron to obtain free sweepstakes entries either by purchasing a product or service or by other means whereby no purchase was necessary. There were a number of methods that allowed a patron to redeem sweepstakes entries, including having the predetermined outcome displayed by video card readers.

On December 1, 2006, the Alabama Supreme Court issued an opinion, finding that the promotional sweepstakes was unlawful under Alabama’s gambling laws. The promotional sweepstakes system was shut down at the Birmingham Race Course facility, and as of January 31, 2007, we had removed the sweepstakes system from the facility. We recorded a write-off of $111,000 for all unamortized installation and software costs during the quarter ended December 31, 2006.

Revenues from the promotional sweepstakes are included in “Other” revenues in statements of operations.

Development Agreements

As we seek to continue the growth in our customer base and to expand our installed base of player terminals, a key element of our strategy has become entering into development agreements with various Native American tribes to assist in the funding of new or expansion of existing tribal gaming facilities. Pursuant to these agreements, we advance funds to the tribes for the construction of new tribal gaming facilities or for the expansion of existing facilities.

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

We have in the past and may in the future, reduce the number of player terminals in certain of our facilities as a result of ongoing competitive pressures faced by our customers from alternative gaming facilities and pressures faced by our machines from competitors’ products. We have in the past and in the future may also, by mutual agreement and for consideration, amend these contracts in order to reduce the number of player terminals at these facilities. In the second quarter of fiscal 2008, the Company modified a development agreement by agreeing to reduce the number of player terminals at a development site. In return, the Company received a complete payoff of a note receivable in the amount of $4.5 million.

We recently committed to a significant, existing tribal customer to provide approximately 43.8%, or $65.6 million, of the total funding for a facility expansion. In return for this commitment to fund the expansion, we will receive approximately 35% of the 4,000 additional gaming units that are expected to be placed in the expanded facility in southern Oklahoma. We will record all advances as a note receivable and impute interest on the interest free loan. The discount (imputed interest) will be recorded as contract rights and will be amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. The funding, which commenced in the third quarter of 2007, continued with $19.4 million funded in the first quarter of 2008 and $15.4 million in the second quarter of 2008 with the remaining $6.1 million to be funded in the third quarter of 2008. As of March 31, 2008, the Company had advanced $59.5 million toward this commitment.

As a result the recent substantial levels of development activity in Oklahoma, we expect the future pace of development there to decline somewhat. Accordingly, we do not anticipate future levels of development participation on our part in Oklahoma to keep pace with our historical levels. As of March 31, 2008, we have placed 4,045 units in 10 facilities in Oklahoma pursuant to development agreements.

RESULTS OF OPERATIONS

The following tables outline our end-of-period and average installed base of player terminals for the three and six months ended March 31, 2008 and 2007.

	At March 31,
	2008	2007
End-of-period installed player terminal base
Class II player terminals
New Generation system—Reel Time Bingo	2,223	5,354
Legacy system	311	353
Oklahoma compacted games	5,119	3,662
Mexico	4,039	919
Other player terminals(1)	2,771	2,588

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Average installed player terminal base:
Class II player terminals
New Generation System—Reel Time Bingo	3,084	5,598	3,389	6,134
Legacy system	340	358	343	363
Oklahoma compact games	4,564	3,378	4,411	3,116
Mexico	3,688	919	3,400	848
Other player terminals(1)	2,774	2,543	2,755	2,527

(1)	Other player terminals include charity, Rhode Island Lottery and Malta.

During January 2007, as a result of the Alabama Supreme Court decision, we removed all of the sweepstakes video readers that were installed in Alabama. At March 31, 2008 and 2007, there were no sweepstakes video readers installed, and the average installed base for the three and six months ended March 31, 2007 was 176 and 753, respectively. These sweepstakes video readers are not included in the counts above.

Three Months Ended March 31, 2008, Compared to Three Months Ended March 31, 2007

Total revenues for the three months ended March 31, 2008, were $32.2 million, compared to $30.7 million, an increase of $1.5 million, or 5% for the same period of 2007. This increase is primarily the result of the increase in the average installed base of games in Mexico.

Gaming Revenue – Class II

•

Class II gaming revenue was $7.5 million in the three months ended March 31, 2008, compared to $12.9 million in the three months ended March 31, 2007, a $5.4 million or 42% decrease. We expect the number of Class II terminals to continue to decrease as they are replaced with higher-earning Oklahoma compact player terminals.

•

Reel Time Bingo revenue was $6.9 million for the quarter ended March 31, 2008, compared to $12.2 million in the quarter ended March 31, 2007, a $5.3 million or 43% decrease. The average installed base of player terminals decreased 45%, which was partially offset by a 10% increase in the average hold per day. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, decreased $404,000, or 54%, to $344,000, in the three months ended March 31, 2008, compared to $748,000 in the three months ended March 31, 2007. The reduction in accretion of contract rights is the result of allocating the total accretion rights across all product lines with the majority being allocated against Oklahoma compact revenue. During fiscal 2008, we will continue to convert Reel Time Bingo player terminals to games played under the compact, which are included in “Gaming revenue – Oklahoma compact,” and we expect this trend to continue in the future as Reel Time Bingo competes with the higher hold per day of compact games. In addition, as a result of the conversion from Reel Time Bingo to games played under the compact, our revenue share percentage will decrease to the market rate for compact games.

•

Legacy revenue decreased $109,000, or 15%, to $622,000 in the three months ended March 31, 2008, from $731,000 in the three months ended March 31, 2007. The average installed base of Legacy player terminals decreased 5%, and the hold per day decreased 11%.

Gaming Revenue – Oklahoma Compact

•

In March 2005, we began converting Reel Time Bingo player terminals to games that could be played under the Oklahoma compact. The Oklahoma compact games generated revenue of $14.1 million in the three months ended March 31, 2008, compared to $8.7 million during the same period of 2007, an increase of $5.4 million, or 63%. The average installed base of the Oklahoma compact games increased 35%, as the conversion of Class II player terminals to compact games continues, while hold per day increased 3%. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, decreased $183,000, or 24%, to $581,000, in 2008, compared to $764,000 in 2007.

Gaming Revenue – Charity

•

Charity gaming revenues decreased $644,000, or 13%, to $4.4 million for the March 31, 2008 quarter, compared to $5.0 million for the same quarter of 2007. The average installed base of charity player terminals decreased 2%, and the hold per day decreased 12%. The decrease in the hold per day is primarily attributable to competitive factors and to a lesser extent economic factors.

Gaming Revenue – All Other

•	Class III back-office fees decreased $54,000, or 6%, to $882,000 in the three months ended March 31, 2008, from $936,000 during the same period of 2007.

•

Revenues from the New York Lottery system increased $353,000, or 26% to $1.7 million in the three months ended March 31, 2008, from $1.3 million in the three months ended March 31, 2007. Currently, eight of the nine planned racetrack casinos are operating, with approximately 13,000 total terminals. At the current placement levels, we have obtained near break-even operations for the New York Lottery system and expect to achieve profitable operations after all of the facilities are operating.

•

Revenues from the Mexico bingo market increased $1.7 million to $2.5 million in the three months ended March 31, 2008, from $774,000 during the same period of 2007. As of March 31, 2008, we had installed 4,039 player terminals at 16 bingo parlors in Mexico compared to 919 terminals installed at five bingo parlors at March 31, 2007. Our revenue share is in the range of the other markets in which we operate.

Gaming Equipment and System Sale and Lease Revenue and Cost of Sales

•

Gaming equipment and system sale and lease revenue decreased $323,000, or 46%, to $378,000 for the quarter ended March 31, 2008, from $701,000 for the same period of 2007. Gaming equipment and system sale revenue of $205,000 for the three months ended March 31, 2008, did not include player terminal or systems sales. Gaming equipment and system sale of $317,000 for the three months ended March 31, 2007, included two system sales and no player terminals. In the three months ended March 31, 2007, gaming equipment sale revenue included revenues of $247,000 related to a certain equipment sale being recognized ratably over the term of the agreement. License revenues for the three months ended March 31, 2008, were $173,000, compared to $137,000 for the three months ended March 31, 2007, an increase of $36,000, or 26%. Total cost of sales, which includes cost of royalty fees, increased $221,000, to $414,000 in the three months ended March 31, 2008, from $193,000 in the three months ended March 31, 2007. The increase primarily relates to connectivity fees in which our player terminals are connected to a third-party system.

Other Revenue

•

Other revenues increased $158,000, or 49%, to $482,000 for the quarter ended March 31, 2008, from $324,000 during the same period of 2007. The increase is primarily due to a loss on the disposal of an asset in 2007.

Selling, General and Administrative Expenses

•

Selling, general and administrative expenses increased approximately $100,000 or 1%, to $16.6 million for the three months ended March 31, 2008, from $16.5 million in the same period of 2007. This increase was primarily a result of (i) an increase in salaries and wages and the related employee benefits of approximately $713,000, primarily related to the former Chief Executive Officer’s resignation, along with other headcount increases (at March 31, 2008, we employed 462 full-time and part-time employees, compared to 418 at March 31, 2007); (ii) an increase in consulting and contract labor of approximately $217,000; and (iii) a decrease in legal and professional fees of $795,000, due to the resolution of several legal matters in the third and fourth quarters of fiscal 2007.

Amortization and Depreciation

•

Amortization expense decreased $710,000, or 40%, to $1.0 million for the quarter ended March 31, 2008, compared to $1.8 million for the same quarter of 2007. Depreciation expense decreased $1.8 million, or 14%, to $11.4 million for the three months ended March 31, 2008, from $13.2 million for the corresponding three-month period ended March 31, 2007.

Other Income and Expense

•

Interest income increased $61,000, or 6%, to $1.1 million for the three months ended March 31, 2008, from $1.1 million in the same period of 2007. We entered into development agreements with a customer under which approximately $75.4 million has been advanced and is outstanding at March 31, 2008, for which we impute interest on these interest-free loans. For the quarter ended March 31, 2008, we recorded imputed interest of $1.0 million relating to development agreements with an imputed interest rate range of 6% to 8.25%, compared to $639,000 at March 31, 2007.

•

Interest expense increased $1.3 million, or 104%, to $2.5 million for the three months ended March 31, 2008, from $1.2 million in the same period of 2007, due primarily to an increase in amounts outstanding under our Credit Facility. During April 2007, we entered into a $150 million Revolving Credit Facility which replaced our previous Credit Facility in its entirety. On October 27, 2007 we amended the Revolving Credit Facility, transferring $75 million of the revolving credit commitment to a fully funded $75 million term loan. We entered into a second amendment to the Revolving Credit facility on December 20, 2007. The second amendment (i) extends the hedging arrangement date related to a portion of the term loan to June 1, 2008; and (ii) modifies the interest rate margin applicable to the Revolving Credit Facility and the term loan.

•

Other income decreased $239,000, or 22%, to $872,000 for the three months ended March 31, 2008, compared to $1.1 million in the same period of 2007. Other income consisted of distributions from a partnership interest, accounted for using the cost basis that we received during the first quarter of fiscal 2008.

Income tax expense increased by $1.0 million, to $1.0 million for the three months ended March 31, 2008, from an income tax benefit of $2,000 in the same period of 2007. These figures represent effective income tax rates of 43.8% and (50%) for the three months ended March 31, 2008 and 2007, respectively.

On July 13, 2006, the FASB issued FIN 48, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition, and for the measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 in the first quarter of fiscal 2008 and recorded a reserve of $295,000 (in the first quarter of fiscal 2008) related to uncertain tax positions. This reserve was charged to Retained Earnings.

Six Months Ended March 31, 2008, Compared to Six Months Ended March 31, 2007

Total revenues for the six months ended March 31, 2008, were $62.4 million, compared to $59.8 million, an increase of $2.6 million, or 4% for the same period of 2007. This increase is primarily the result of the increase in the average installed base of games in Mexico and the recognition of revenue from the sale of 50 player terminals in Washington State.

Gaming Revenue – Class II

•

Class II gaming revenue was $15.6 million in the six months ended March 31, 2008, compared to $28.2 million in the six months ended March 31, 2007, a $12.6 million or 45% decrease. We expect the number of Class II terminals to continue to decrease as they are replaced with higher-earning Oklahoma compact player terminals.

•

Reel Time Bingo revenue was $14.3 million for the six months ended March 31, 2008, compared to $26.8 million for the six months ended March 31, 2007, a $12.5 million or 46% decrease. The average installed base of player terminals decreased 45% and the average hold per day increased 3%. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, decreased $1.0 million, or 59%, to $695,000 in the six months ended March 31, 2008, compared to $1.7 million in the six months ended March 31, 2007. The reduction in accretion of contract rights is the result of allocating the total accretion rights across all product lines with the majority being allocated against Oklahoma compact revenue. During fiscal 2008, we will continue to convert Reel Time Bingo player terminals to games played under the compact, which are included in “Gaming revenue – Oklahoma compact,” and we expect this trend to continue in the future as Reel Time Bingo competes with the higher hold per day of compact games. In addition, as a result of the conversion from Reel Time Bingo to games played under the compact, our revenue share percentage will decrease to the market rate for compact games.

•

Legacy revenue decreased $215,000, or 15%, to $1.2 million in the six months ended March 31, 2008, from $1.5 million in the six months ended March 31, 2007. The average installed base of Legacy player terminals decreased 6%, and the hold per day decreased 9%.

Gaming Revenue – Oklahoma Compact

•

In March 2005, we began converting Reel Time Bingo player terminals to games that could be played under the Oklahoma compact. The Oklahoma compact games generated revenue of $25.7 million in the six months ended March 31, 2008, compared to $14.6 million during the same period of 2007, an increase of $11.1 million, or 76%. The average installed base of the Oklahoma compact games increased 42% as the conversion of Class II player terminals to compact games continues. Hold per day increased 7%, primarily as a result of the higher installed base of the stand-alone units, which have a higher hold per day. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, decreased to $87,000, or 7% to $1.2 million, in the six months ended March 31, 2008, compared to $1.3 million in the same period of 2007.

Gaming Revenue – Charity

•

Charity gaming revenues decreased $949,000, or 10%, to $8.3 million for the six months ended March 31, 2008, compared to $9.2 million for the same period of 2007. Hold per day decreased 10%, while the average installed player terminal base remained constant. The decrease in the hold per day is primarily attributable to competitive factors and to a lesser extent economic factors.

Gaming Revenue – All Other

•	Class III back-office fees decreased $89,000, or 5%, to $1.8 million in the six months ended March 31, 2008, from $1.9 million during the same period of 2007.

•

Revenues from the New York Lottery system increased $793,000, or 32% to $3.2 million in the six months ended March 31, 2008, from $2.4 million in the six months ended March 31, 2007. Currently, eight of the nine planned racetrack casinos are operating, with approximately 13,000 total terminals. At the current placement levels, we have obtained near break-even operations for the New York Lottery system and expect to achieve profitable operations after all of the facilities are operating.

•

Revenues from the Mexico bingo market increased $3.4 million to $4.6 million in the six months ended March 31, 2008, from $1.2 million during the same period of 2007. As of March 31, 2008, we had installed 4,039 player terminals at 16 bingo parlors in Mexico compared to 919 terminals installed at five bingo parlors at March 31, 2007. Our revenue share is in the range of the other markets in which we operate.

Gaming Equipment and System Sale and Lease Revenue and Cost of Sales

•

Gaming equipment and system sale and lease revenue increased $1.1 million to $2.1 million for the six months ended March 31, 2008, from $1.0 million for the same period of 2007. Gaming equipment and system sale revenue of $1.3 million for the six months ended March 31, 2008, included the sale of 50 player terminals and one system. Gaming equipment and system sale of $336,000 for the six months ended March 31, 2007, included two system sales and no player terminals. In the six months ended March 31, 2008 and 2007, gaming equipment sale revenue included revenues of $182,000 and $513,000, respectively, related to a certain equipment sale being recognized ratably over the term of the agreement. License revenues for the six months ended March 31, 2008, were $637,000, compared to $178,000 for the six months ended March 31, 2007, an increase of $459,000, primarily related to the player terminal sale discussed above. Total cost of sales, which includes cost of royalty fees, increased $488,000, or 68% to $1.2 million in the six months ended March 31, 2008, from $716,000 in the six months ended March 31, 2007. The increase relates to the player terminal and system sales discussed above.

Other Revenue

•

Other revenues decreased $358,000, or 30%, to $850,000 for the six months ended March 31, 2008, from $1.2 million during the same period of 2007. The decrease is primarily due to discontinuation of the promotional sweepstakes system in January 2007.

Selling, General and Administrative Expenses

•

Selling, general and administrative expenses decreased approximately $2.4 million, or 7%, to $32.7 million for the six months ended March 31, 2008, from $35.1 million in the same period of 2007. This decrease was primarily a result of (i) a decrease in legal and professional fees of $1.5 million, due to the resolution of several legal matters in the third and fourth quarters of fiscal 2007; (ii) a $430,000 decrease in write offs of third-party gaming content licenses, installation costs and systems; and (iii) a decrease in consulting and contract labor of approximately $413,000.

Amortization and Depreciation

•

Amortization expense decreased $1.3 million, or 35%, to $2.2 million for the six months ended March 31, 2008, compared to $3.5 million for the same period of 2007. Depreciation expense decreased $3.3 million, or 13%, to $22.7 million for the six months ended March 31, 2008, from $26.0 million for the corresponding six-month period ended March 31, 2007.

Other Income and Expense

•

Interest income decreased $379,000 or 14%, to $2.3 million for the six months ended March 31, 2008, from $2.6 million in the same period of 2007. We entered into development agreements with a customer under which approximately $75.4 million has been advanced and is outstanding at March 31, 2008, and for which we impute interest on these interest-free loans. For the six months ended March 31, 2008, we recorded imputed interest of $1.8 million relating to development agreements with an imputed interest rate range of 6% to 8.25% compared to $1.3 million for the six months ended March 31, 2007.

•

Interest expense increased $2.1 million, or 83%, to $4.6 million for the six months ended March 31, 2008, from $2.5 million in the same period of 2007, due primarily to an increase in amounts outstanding under our Credit Facility. During April 2007, we entered into a $150 million Revolving Credit Facility which replaced our previous Credit Facility in its entirety. On October 27, 2007, we amended the Revolving Credit Facility, transferring $75 million of the revolving credit commitment to a fully funded $75 million term loan. We entered into a second amendment to the Revolving Credit facility on December 20, 2007. The second amendment (i) extends the hedging arrangement date related to a portion of the term loan to June 1, 2008; and (ii) modifies the interest rate margin applicable to the Revolving Credit Facility and the term loan.

•

Other income decreased $99,000 or 9%, to $1.2 million for the six months ended March 31, 2008, compared to $1.1 million in the same period of 2007. Other income consisted of distributions from a partnership interest, accounted for on the cost basis that we received during the six months ended March 31, 2008.

Income tax expense increased by $2.2 million, to $735,000 for the six months ended March 31, 2008, from an income tax benefit of $1.5 million in the same period of 2007. These figures represent effective income tax rates of 30.7% and 34.7% for the six months ended March 31, 2008 and 2007, respectively.

On July 13, 2006, the FASB issued FIN 48, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition, and for the measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 in the first quarter of fiscal 2008 and recorded a reserve of $295,000 (in the first quarter of fiscal 2008) related to uncertain tax positions. This reserve was recorded directly to Retained Earnings.

RECENT ACCOUNTING PRONOUNCEMENTS

We monitor new, generally accepted accounting principle and disclosure reporting requirements issued by the Securities and Exchange Commission, or SEC, and other standard setting agencies. Recently issued accounting standards affecting our financial results are described in Note 1 of our Unaudited consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made, and

•	Changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operation or financial condition

Revenue Recognition. As further discussed in the discussion of our Revenue Recognition policy in Note 1 of our consolidated financial statements, revenue from the sale of software is accounted for under Statement of Position 97-2, “Software Revenue Recognition,” or SOP 97-2, and its various interpretations. If vendor-specific objective evidence (VSOE) of fair value does not exist, the revenue is deferred until such time that all elements have been delivered or services have been performed. If any element is determined to be essential to the function of the other, revenues are generally recognized over the term of the services that are rendered. In those limited situations where VSOE does not exist for any undelivered elements of a multiple element arrangement, then the aggregate value of the arrangement, including the value of products and services delivered or performed, is initially deferred until all products or services are delivered, and then is recognized ratably over the service period of the contract.

Assumptions/Approach Used: The determination whether all elements of sale have VSOE is a subjective measure, where we have made determinations about our ability to price certain aspects of transactions.

Effect if Different Assumptions Used: When we have determined that VSOE does not exist for any undelivered elements of an arrangement, then the aggregate value of the arrangement, including the value of products and services delivered or performed, is initially deferred until all products or services are delivered, and then is recognized ratably over the service or PCS period of the contract. The deferral of revenue under arrangements where we have determined that VSOE does not exist has resulted in $2.9 million being recorded as deferred revenue at March 31, 2008. If we had made alternative assessments as to the existence of VSOE in these arrangements, some or all of these amounts could have been recognized as revenue prior to March 31, 2008.

Property and Equipment and Leased Gaming Equipment. Property and equipment and leased gaming equipment is stated at cost. The cost of property and equipment and leased gaming equipment is depreciated over their estimated useful lives, generally using the straight-line method for financial reporting, and regulatory acceptable methods for tax reporting purposes. Player terminals placed with customers under participation arrangements are included in leased gaming equipment. Leased gaming equipment includes a “pool” of rental terminals, i.e., the “rental pool.” Rental pool units are those units that have previously been placed in the field under participation arrangements, but are currently back with us being refurbished and/or awaiting redeployment. Routine maintenance of property and equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated useful life (Critical Assumption #1) of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in our results of operations.

Management reviews long-lived asset classes for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. (Critical Assumption #2)

Assumptions/Approach used for Critical Assumption #1: The carrying value of the asset is determined based upon management’s assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight line basis, where the useful life of items in the rental pool has been determined by management to be 3 years.

Effect if different assumptions used for Critical Assumption #1: While we believe that the useful lives that have been determined for our fixed assets are reasonable, different assumptions could materially affect the carrying value of the assets, as well as the depreciation expense recorded in each respective period related to those assets. During the quarter ended March 31, 2008, a significant portion of the $12.4 million of depreciation and amortization expense related to assets in the rental pool. If the depreciable life of assets in our rental pool were changed from three years to another period of time, we could incur a materially different amount of depreciation expense during the period.

Assumptions/Approach used for Critical Assumption #2: Recoverability of assets to be held and used is measured through considerations of the future undiscounted cash flows expected to be generated by the assets as a group, as opposed to analysis by individual asset, or assets in place at a specific location. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. The carrying value of the asset is determined based upon management’s assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight-line basis.

Effect if different assumptions used for Critical Assumption #2: Impairment testing requires judgment, including estimations of useful lives of the assets, estimated cash flows, and determinations of fair value. While we believe our estimates of useful lives and cash flows are reasonable, different assumptions could materially affect the measurement of useful lives, recoverability and fair value. If actual cash flows fall below initial forecasts, we may need to record additional amortization and/or impairment charges. Additionally, while we believe that analysis of the recoverability of assets in our rental pool is accurately assessed from a homogenous level due to the interchangeability of player stations and parts, if these assets were to be reviewed for impairment using another approach, there could be different outcomes to any impairment analysis performed.

Development Agreements. We enter into development agreements to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to exclusive placement of our player terminals, and we receive a fixed percentage of those player terminals’ hold per day over the term of the agreement. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of our guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the hold to be used to repay some or all of the advances recorded as notes receivable. Amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the life of the contract, using the straight-line method of amortization (Critical Assumption #1), which is recorded as a reduction of revenue generated from the gaming facility. In the past and in the future, we may by mutual agreement and for consideration, amend these contracts to reduce our floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset recovered for that particular development agreement, if any.

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Critical Assumption #2). For the quarter ended March 31, 2008, there was no impairment to the assets’ carrying values.

Assumptions/Approach used for Critical Assumption #1: Amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the life of the contract, using the straight-line method of amortization, which is recorded as a reduction of revenue generated from the gaming facility. The Company uses a straight-line amortization method, as a pattern of future benefits can not be readily determined.

Effect if Different Assumptions used for Critical Assumption #1: While we believe that the use of the straight-line method of amortization is the best way to account for the costs associated with the costs of acquiring exclusive floor space rights at our customers facilities, the use of an alternative method could have a material effect on the amount recorded as a reduction to revenue in the current reporting period.

Assumptions/Approach used for Critical Assumption #2: We estimate cash flows directly associated with the used of the intangible assets to test recoverability and remaining useful lives based upon the forecasted utilization of the asset and expected product revenues. In developing estimated cash flows, we incorporate assumptions regarding future performance, including estimations of hold per day and estimated units. When the carrying amount exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset, we then compare the carrying amount to its current fair value. We recognize an impairment loss if the carrying amount is not recoverable and exceeds its fair value.

Effect if Different Assumptions used for Critical Assumption #2: Impairment testing requires judgment, including estimations of cash flows, and determinations of fair value. While we believe our estimates of future revenues and cash flows are reasonable, different assumptions could materially affect the measurement of useful lives, recoverability and fair value. If actual cash flows fall below initial forecasts, we may need to record additional amortization and/or impairment charges.

Income Taxes. In accordance with SFAS No. 109, Accounting for Income Taxes, we have recorded a deferred tax assets and liabilities to account for the expected future tax benefits and consequences of events that have been recognized in our financial statements and our tax returns. There are several items that result in deferred tax asset and liability impact to the balance sheet. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, it is reduced by a valuation allowance to remove the benefit of recovering those deferred tax assets from our financial statements. Additionally, in accordance with Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”) we have recorded a liability of $295,000 associated with uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are required to determine whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position in order to record any financial statement benefit. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Assumptions/Approach Used: Numerous judgments and assumptions are inherent in the determination of future taxable income and tax return filing positions that we take, including factors such as future operating conditions.

Effect if Different Assumptions Used: Management, along with consultation from an independent public accounting firm used in tax consultation, continually evaluate complicated tax law requirements and their effect on our current and future tax liability and our tax filing positions. Despite our attempt to make an accurate estimate, the ultimate utilization of our deferred tax assets associated with the tax basis of our leased gaming equipment and property and equipment is largely dependent upon our ability to generate taxable income in the future. Our liability for uncertain tax positions is dependent upon our judgment on the amount of financial statement benefit that an uncertain tax position will realize upon ultimate settlement and on the probabilities of the outcomes that could be realized upon ultimate settlement of an uncertain tax position using the facts, circumstances and information available at the reporting date to establish the appropriate amount of financial statement benefit. To the extent that a valuation allowance or uncertain tax position is established or increased or decreased during a period, we may be required to include an expense or benefit within income tax expense in the income statement.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, we had $959,000 in unrestricted cash and cash equivalents, compared to $5.8 million at September 30, 2007. Our working capital at March 31, 2008 was $26.8 million, compared to a working capital of $22.6 million at September 30, 2007. The increase in working capital was primarily the result of increases in accounts receivable and inventory, and decreases in accounts payable and accrued expenses. During the quarter ended March 31, 2008, we used $5.0 million for capital expenditures of property and equipment, and we collected $10.3 million on development agreements, with $15.4 million advanced under development agreements. Under the new Credit Facility, our availability as of March 31, 2008, is $48.9 million.

As of March 31, 2008, our total contractual cash obligations were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	Total
Revolving Credit Facility(1)	$1,640	$3,937	$32,568	$38,145
Credit Facility Term Loan(2)	5,036	11,554	74,596	91,186
Operating leases(3)	2,445	3,232	249	5,926
Purchase commitments(4)	15,776	5,229	—	21,005
Development agreements(5)	6,094	—	—	6,094

Total	$30,991	$23,952	$107,413	$162,356

(1)	Relating to the Revolving Credit Facility, bearing interest at the Eurodollar rate plus the applicable spread (6.50% as of March 31, 2008).
(2)	Consists of amounts borrowed under our Credit Facility at the Eurodollar rate plus the applicable spread (7.25% as of March 31, 2008).
(3)	Consists of operating leases for our facilities and office equipment that expire at various times through 2011.
(4)	Consists of commitments to order third-party gaming content licenses and for the purchase of player terminals.
(5)	Consists of a commitment to fund a gaming facility expansion in Southern Oklahoma.

During the six months ended March 31, 2008, we generated $15.4 million in cash from our operations, compared to $22.4 million during the same period of 2007. This $7.0 million decrease in cash generated from operations over the prior period was primarily due to the timing of federal and state income taxes, partially offset by the increase in earnings.

Cash used in investing activities increased to $39.3 million in the six months ended March 31, 2008, from $13.6 million in the same period of 2007. The increase was primarily the result of a $40.2 million increase in advances, net of reimbursements, under development agreements, and was partially offset by a $15.5 million decrease in the acquisition of property and equipment and leased gaming equipment. During the six months ended March 31, 2008, additions to property and equipment consisted of the following:

Capital Expenditures
(In thousands)
Gaming equipment	$13,558
Third-party gaming content licenses	3,614
Other	145

Total	$17,317

Cash provided by financing activities increased to $19.0 million in the six months ended March 31, 2008, from a usage of $10.0 million in the same period of 2007. The increase was primarily the result of a $27.0 million increase in the net borrowings under the new Credit Facility.

Our capital expenditures for the next twelve months will depend upon the number of new player terminals that we are able to place into service at new or existing facilities and the actual number of repairs and equipment upgrades to the player terminals that are currently in the field. As a result of the earnings potential of compact games in the Oklahoma market, it is our strategy to either place compact games or to convert our Oklahoma Class II games to the compact games. As part of our strategy, we will offer compact games developed by us, as well as games from two other gaming suppliers. As a result, we have entered into purchase commitments for future purchases of player stations and licenses totaling $15.8 million.

We recently committed to a significant, existing tribal customer to provide approximately 43.8%, or $65.6 million, of the total funding for a facility expansion. In return for this commitment to fund the expansion, we will receive approximately 35% of the 4,000 additional gaming units that are expected to be placed in the expanded facility in southern Oklahoma. We will record all advances as a note receivable and impute interest on the interest free loan. The discount (imputed interest) will be recorded as contract rights and will be amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. The funding, which commenced in the third quarter of 2007, continued with $19.4 million funded in the first quarter of 2008 and $15.4 million in the second quarter of 2008 with the remaining $6.1 million to be funded in the third quarter of 2008. As of March 31, 2008, the Company had advanced $59.5 million toward this commitment.

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

New Credit Facility

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

The new Credit Facility provides the ability to finance development agreements and acquisitions and working capital for general corporate purposes. Amounts under the $75 million revolving credit commitment and the $75 million term loan mature in five years, and advances under the term loan and revolving credit commitment bear interest at the Eurodollar rate plus the applicable spread (6.50% and 7.25%, respectively, as of March 31, 2008), tied to various levels of interest pricing determined by total debt to EBITDA.

The new Credit Facility is collateralized by substantially all of our assets, and also contains financial covenants as defined in the agreement. These covenants include (i) a minimum fixed-charge coverage-ratio of not less than 1.50 : 1.0; (ii) a maximum total debt to EBITDA ratio of not more than 2.25 : 1.00 through June 30, 2008, and 1.75 : 1.00 from September 30, 2008 thereafter; and (iii) a minimum trailing twelve-month EBITDA of not less than $57 million for the quarter ended September 30, 2007, and $60 million for each quarter thereafter. The new Credit Facility requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in our businesses). In the second quarter of 2008, the Company made a mandatory prepayment of the term loan in the amount of $4.5 million due to an early prepayment of a development agreement note receivable. The new Credit Facility also requires that we enter into hedging arrangements covering at least $50 million of the term loan for a three-year period by June 1, 2008.

Stock Repurchase Authorizations

At March 31, 2008, there were approximately 887,000 shares of common stock authorized for repurchase under repurchase plans approved by our Board of Directors. The timing and total number of shares repurchased will depend upon available cash, prevailing market conditions, other investment opportunities, capital commitments and credit facility covenants.

We repurchased no shares of our common stock during the quarters ended March 31, 2008, and March 31, 2007. During the fiscal year ended September 30, 2007, we repurchased 1,992,032 shares of our common stock with cash, at an average cost of $12.74 per share.

Stock-Based Compensation

At March 31, 2008, we had approximately 4.2 million options outstanding, with exercise prices ranging from $1.00 to $21.53 per share. At March 31, 2008, approximately 3.8 million of the outstanding options were exercisable.

During the quarter ended March 31, 2008 no stock options were granted. During the three months ended March 31, 2008, we issued 3,074 shares of common stock as a result of stock option exercises with an average exercise price of $3.71.

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

Our Credit Facility provides us with additional liquidity to meet our short-term financing needs, as further described under “Item 1. Condensed Financial Statements—Note 6 –Credit Facility, Long-Term Debt and Capital Leases.” Pursuant to our new Revolving Credit Facility, we may currently borrow up to a total of $150 million, and our availability as of March 31, 2008, is $48.9 million.

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

We estimate that a hypothetical increase of 100 basis points in interest rates would increase our annual interest expense by approximately $1.0 million, based on our variable debt outstanding of $101.0 million as of March 31, 2008. The new Credit Facility also requires that we enter into hedging arrangements covering at least $50 million of the term loan for a three-year period by June 1, 2008.

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Interim Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Interim Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the second quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 24, 2007, the NIGC published in the Federal Register, four proposed rules concerning classification standards to distinguish between Class II games played with technologic aids and Class III facsimiles of games of chance, a revision of the definition of “electronic or electromechanical facsimile,” technical standards for Class II gaming and Class II minimum internal control standards. If the Classification Standards and the revised definition of “electronic or electromechanical facsimile” become final regulations, they will have a material and adverse economic impact on the Class II gaming market by limiting the use of Class II electronic technology and severely restricting the manner in which bingo may be played thereby making Class II games less attractive to the customer. On January 15, 2008, the NIGC extended the comment period for the proposed Class II gaming regulations until March 9, 2008. At a Senate Committee on Indian Affairs oversight hearing held on April 17, 2008, the Chairman of the NIGC testified that he was determined to finalize the Class II gaming regulations despite widespread tribal opposition. The NIGC is expected to make a decision on whether or not to publish any or all of its proposed standards in mid-to late summer 2008.

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

We face intensified competition in the Class II and Class III markets that have historically provided the substantial majority of our revenue and earnings. Moreover, the apparent trend in regulatory developments suggests that Class II gaming will continue to diminish as a percentage of overall gaming activity in the United States. We believe it is imperative that we successfully diversify our operations to include gaming opportunities in markets other than our historical Class II jurisdictions. If we are unable to effectively develop and operate within these new markets, then our business, operating results and financial condition would be impaired.

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

We have only recently begun to develop international business, and we realized revenue from the sale of an Electronic Instant Lottery System to the Israel National Lottery during fiscal 2006 and currently realize revenue from contracts to supply Electronic Bingo Terminals to bingo parlors in Mexico. To date, there are not as many permanent facilities opened in Mexico as we originally projected, and the hold per day in certain of the open facilities in Mexico has not met our original expectations. There can be no assurances that our games will gain market acceptance in Mexico, additional facilities will open in Mexico, or that the hold per day will increase in those facilities in Mexico currently not meeting our expectations. International transactions are subject to various risks, including:

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

We provide linked interactive electronic bingo systems and player terminals to charitable bingo operations in Alabama. As of March 31, 2008, we had 2,384 player terminals at three facilities in Alabama. The Attorney General of Alabama has recently completed a review of the gaming within the state. He concluded that the games that we were operating in Alabama were a legal form of bingo. He also concluded that two of the facilities are operating under a valid constitutional amendment authorizing the facilities the ability to play electronic bingo. The municipal and county authorities who regulate gaming in Alabama look to the NIGC and Class II regulations for guidance in adopting, interpreting and enforcing the municipal and county regulations permitting the operation of our machines in such counties and municipalities. To the extent these authorities rely on the NIGC’s standards, any determinations by the NIGC or developments in Class II regulations which negatively impact our games and systems may, therefore, be adopted by the counties and municipalities and negatively impact the operation of our business in Alabama.

We have excess player stations not deployed at March 31, 2008, which were intended to be deployed at facilities in Mexico. If the opening of facilities is altered negatively, either by significant delay, or by cancellation, the realizable value of these assets could be reduced. In such instances we may be required to recognize increased expense on our income statement related to the impairment of these assets.

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

For the six months ended March 31, 2008 and 2007, approximately 58% and 61%, respectively, of our gaming revenues were from Native American tribes located in Oklahoma, and approximately 41% and 43%, respectively, of our gaming revenues were from one tribe in that state. The significant concentration of our customers in Oklahoma means that local economic changes may adversely affect our customers, and therefore our business, disproportionately to changes in national economic conditions, including more sudden adverse economic declines or slower economic recovery from prior declines. The loss of any of our Oklahoma tribes as customers would have a material and adverse effect upon our financial condition and results of operations. In addition, the legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe have avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. The legislation allows for other types of gaming, both at tribal gaming facilities and at Oklahoma racetracks. The loss of significant market share to these new gaming opportunities or our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.

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

In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. The Oklahoma gaming legislation allows the tribes to sign a compact with the State of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma will be allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. As of March 31, 2008, we had placed 5,119 player terminals at 36 facilities that are operating under the Oklahoma compact. All vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the State of Oklahoma. Pursuant to the compacts, vendors placing games at tribal facilities will have to be licensed by each tribe. All electronic games placed under the compact have to be certified by independent testing laboratories to meet technical specifications. These technical specifications were published by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities in the first calendar quarter of 2005. To date, independent testing labs have given wide latitude as to what constitutes a compliant game.

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

The NIGC has expressed its view that our development agreements may violate the requirements of IGRA and tribal gaming regulations, which state that the Native American tribes must hold “sole proprietary interest” in the tribes’ gaming operations, which presents additional risks for our business (see “Risk Factors – Changes in regulation or regulatory interpretations could require us to modify the terms of our contracts with customers.”)

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

Our internal controls and procedures may not be adequate to prevent or detect misstatements or errors.

A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Our management does not expect that our internal controls and procedures will prevent all errors and all fraud, if any, because, in addition to resource constraints, there are inherent limitations of all control systems, including the realities that judgments in decision-making can be faulty, and that the breakdowns can occur because of simple error or mistake. Additionally, controls and procedures can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of a control or procedure. The design of any system of controls and procedures is also based in part on certain assumptions about the likelihood of future conditions. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. In such event, we may not be able to recognize revenue we expected to recognize; we may not be able to meet our forecasts or industry analysts’ projections; or we may be the subject of litigation, each of which would likely harm our financial results and may result in a decline in the price of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	None.

(c)	We did not repurchase shares of our common stock during the most recently completed quarter. As of March 31, 2008, the maximum number of common shares that may be repurchased under the plans approved by our Board of directors was approximately 887,000. For a description of our authorized stock repurchase plans, see “PART I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 2008	Multimedia Games, Inc.

	By:	/s/ Randy S. Cieslewicz†
Randy S. Cieslewicz
Chief Financial Officer

†	Mr. Cieslewicz is signing as an authorized officer and as our Principal Financial Officer and Principal Accounting Officer.

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION
3.1	Amended and Restated Articles of Incorporation	(1)

3.2	Amendment to Articles of Incorporation	(2)

3.3	Second Amended and Restated Bylaws	(3)

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)

31.2	Certification of Principal Accounting Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)

32.1	Certification as required by Section 906 of the Sarbanes Oxley Act of 2002	(*)

(1)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission, or SEC, for the quarter ended March 31, 1997.
(2)	Incorporated by reference to our Form 10-Q filed with the SEC for the quarter ended December 31, 2003.
(3)	Incorporated by reference to our Form 8-K filed with the SEC on December 13, 2007.
(*)	Filed herewith.