Form 10-Q
period 2008-06-30
MULTIMEDIA GAMES INC
filed 2008-08-08
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
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

As of August 1, 2008, there were 26,587,821 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FORM 10-Q

PART I
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements
MULTIMEDIA GAMES, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2008 and September 30, 2007
(In thousands)
(Unaudited)

	June 30, 2008	September 30, 2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,193	$5,805
Accounts receivable, net of allowance for doubtful accounts of $1,138 and $854, respectively	25,209	22,176
Inventory	2,445	3,602
Deferred contract costs	212	—
Prepaid expenses and other	2,226	2,906
Current portion of notes receivable, net	20,499	12,248
Federal and state income tax receivable	511	—
Deferred income taxes	3,950	1,932
Total current assets	59,245	48,669
Restricted cash and long-term investments	868	928
Leased gaming equipment, net	35,829	38,579
Property and equipment, net	73,055	75,332
Long-term portion of notes receivable, net	54,663	36,797
Intangible assets, net	39,802	35,884
Other assets	5,248	3,497
Deferred income taxes	19,081	16,583
Total assets	$287,791	$256,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,259	$563
Accounts payable and accrued expenses	21,455	22,021
Federal and state income tax payable	2,021	2,444
Current deferred revenue	2,177	1,020
Total current liabilities	26,912	26,048
Revolving line of credit	34,171	7,000
Long-term debt, less current portion	69,262	74,484
Other long-term liabilities	1,168	928
Deferred revenue, less current portion	4,146	—
Total liabilities	135,659	108,460
Commitments and contingencies
Stockholders’ equity:
Preferred stock: Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 32,491,238 and 32,134,614 shares issued, and 26,587,821 and 26,231,197 shares outstanding, respectively	325	321

MULTIMEDIA GAMES, INC.
CONSOLIDATED BALANCE SHEETS – (Continued)
As of June 30, 2008 and September 30, 2007
(In thousands, except shares)
(Unaudited)

	June 30, 2008	September 30, 2007
Additional paid-in capital	82,448	80,112
Treasury stock, 5,903,417 common shares at cost	(50,128)	(50,128)
Retained earnings	119,024	117,498
Accumulated other comprehensive income, net	463	6
Total stockholders’ equity	152,132	147,809
Total liabilities and stockholders’ equity	$287,791	$256,269

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2008 and 2007
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2008	2007
REVENUES:
Gaming revenue:
Class II	$6,239	$10,269
Oklahoma compact	14,562	10,909
Charity	3,332	4,368
All other	5,467	3,679
Gaming equipment, system sale and lease revenue	314	1,181
Other	338	492
Total revenues	30,252	30,898
OPERATING COSTS AND EXPENSES:
Cost of gaming equipment and systems sold and royalty fees	336	1,023
Selling, general and administrative expenses	16,102	15,376
Amortization and depreciation	13,605	14,771
Total operating costs and expenses	30,043	31,170
Operating income (loss)	209	(272)
OTHER INCOME (EXPENSE):
Interest income	1,342	924
Interest expense	(2,031)	(1,003)
Other income	828	1,607
Income before income taxes	348	1,256
Income tax expense	184	571
Net income	$164	$685

Basic earnings per common share	$0.01	$0.02

Diluted earnings per common share	$0.01	$0.02

Shares used in earnings per common share:

Basic	26,339	27,911

Diluted	27,153	29,747

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended June 30, 2008 and 2007
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended June 30,
	2008	2007
REVENUES:
Gaming revenue:
Class II	$21,825	$38,499
Oklahoma compact	40,261	25,494
Charity	11,585	13,570
All other	15,367	9,203
Gaming equipment, system sale and lease revenue	2,463	2,208
Other	1,188	1,700
Total revenues	92,689	90,674
OPERATING COSTS AND EXPENSES:
Cost of gaming equipment and systems sold and royalty fees	1,540	1,739
Selling, general and administrative expenses	48,836	50,521
Amortization and depreciation	38,561	44,209
Total operating costs and expenses	88,937	96,469
Operating income (loss)	3,752	(5,795)
OTHER INCOME (EXPENSE):
Interest income	3,612	3,573
Interest expense	(6,662)	(3,534)
Other income	2,038	2,718
Income (loss) before income taxes	2,740	(3,038)
Income tax expense (benefit)	919	(917)
Net income (loss)	$1,821	$(2,121)

Basic earnings (loss) per common share	$0.07	$(0.08)

Diluted earnings (loss) per common share	$0.07	$(0.08)

Shares used in earnings (loss) per common share:

Basic	26,271	27,708

Diluted	27,242	27,708

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2008 and 2007
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,821	$(2,121)
Adjustments to reconcile net income (loss) to cash and cash equivalents provided by operating activities:
Amortization	3,450	4,975
Depreciation	35,111	39,233
Accretion of contract rights	3,007	4,383
Provisions for inventory and long-lived assets	234	(146)
Deferred income taxes	(4,516)	(8,640)
Share-based compensation	895	956
Provision for doubtful accounts	300	562
Interest income from imputed interest on development agreements	(3,064)	(1,845)
Changes in operating assets and liabilities:
Accounts receivable	(264)	585
Inventory	1,157	1,710
Deferred contract costs	(212)	—
Prepaid expenses and other	321	(2,902)
Federal and state income tax payable/receivable	(1,229)	1,851
Notes receivable	(854)	(46)
Accounts payable and accrued expenses	(566)	(10,937)
Other long-term liabilities	300	(96)
Deferred revenue	(4,760)	(488)
NET CASH PROVIDED BY OPERATING ACTIVITIES	31,131	27,034
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(30,698)	(42,960)
Proceeds from disposal of assets	340	1,447
Acquisition of intangible assets	(3,849)	(3,088)
Advances under development agreements	(41,660)	(12,489)
Repayments under development agreements	19,060	31,505
Proceeds from development agreement floor space buyback	—	10,000
NET CASH USED IN INVESTING ACTIVITIES	(56,807)	(15,585)
CASH FLOWS FROM /USED IN FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants, and related tax benefit	277	3,774
Proceeds from shares issued	1,168	—
Proceeds from long-term debt	3,196	—
Principal payments of long-term debt and capital leases	(7,722)	(5,124)
Proceeds from revolving lines of credit	31,052	64,672
Payments on revolving lines of credit	(3,881)	(77,514)
NET CASH PROVIDED FROM / USED IN FINANCING ACTIVITIES	24,090	(14,192)
EFFECT OF EXCHANGE RATES ON CASH	(26)	(4)
Net decrease in cash and cash equivalents	(1,612)	(2,747)
Cash and cash equivalents, beginning of period	5,805	4,939
Cash and cash equivalents, end of period	$4,193	$2,192
SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$5,390	$3,324
Income tax paid	$6,661	$4,517
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Contract rights resulting from imputed interest on development agreement notes receivable	6,876	2,082

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

The financial statements included herein as of June 30, 2008, and for each of the three and nine months ended June 30, 2008 and 2007, have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States, and the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the three and nine months ended June 30, 2008, are not necessarily indicative of the results which will be realized for the year ending September 30, 2008.

Operations – The Company is a supplier of interactive systems, electronic games, and player terminals for the Native American gaming market, as well as for the racetrack casino, charity and commercial bingo/sweepstakes and video lottery markets. The Company designs and develops networks, software and content that provide its customers with, among other things, comprehensive gaming systems delivered through a telecommunications network linking the Company’s player terminals with one another, both within and among gaming facilities, thereby enabling players to simultaneously participate in the same game and to compete against one another to win common pooled prizes. The Company’s ongoing development and marketing efforts focus on Class II and Class III gaming systems and products for use by Native American tribes throughout the United States, video lottery systems, sweepstakes, amusement with prize games, other products for domestic and international lotteries, and products for domestic and international charity and commercial bingo facilities. The Company’s gaming systems are typically provided to customers under revenue-sharing arrangements, except for video lottery terminals in the Class III market in Washington State, which are typically sold for an up-front purchase price. The Company offers content for its gaming systems that has been designed and developed by the Company, as well as game themes the Company has licensed from others. The Company currently operates in one business segment.

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

Revenue Recognition – In accordance with the provision of Staff Accounting Bulleting No. 104, “Revenue Recognition,” or SAB 104, the Company recognizes revenue when all of the following have been satisfied:

▪	Persuasive evidence of an arrangement exists;

▪	Delivery has occurred;

▪	Price to the buyer is fixed or determinable; and

▪	Collectibility is probable.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Gaming Revenue

The Company derives Gaming Revenue from the following sources:

•	Class II	–	Participation revenue generated from the Company’s Native American Class II product
•	Oklahoma Compact	–	Participation revenue generated from its games placed by the Company under the Oklahoma Compact
•	Charity	–	Participation revenue generated from its charity bingo product
•	All Other	–	Participation revenue from Class III back-office systems, New York Lottery system, Mexico bingo market, and certain other participation based markets

The majority of the Company’s gaming revenue is of a recurring nature, and is generated under lease participation arrangements when the Company provides its customers with player terminals, player terminal-content licenses and back-office equipment, collectively referred to as gaming equipment. Under these arrangements, the Company retains ownership of the gaming equipment installed at customer facilities, and the Company receives revenue based on a percentage of the net win per day generated by the gaming equipment. Revenue from lease participation arrangements are considered both realizable and earned at the end of each gaming day.

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

The Company also generates gaming revenues from back-office fees with certain customers. Back-office fees cover the service and maintenance costs for back-office servers installed in each gaming facility to run its gaming equipment, as well as the cost of related software updates. Back-office fees are considered both realizable and earned at the end of each gaming day.

Gaming equipment and system sales

The Company periodically sells gaming equipment and gaming systems under independent sales contracts through normal credit terms or may grant extended credit terms under contracts secured by the related equipment, with interest recognized at market rates.

For sales arrangements with multiple deliverables, the Company applies the guidance from Statement of Position, or SOP 97-2, “Software Revenue Recognition,” as amended, and Emerging Issues Task Force, or EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” Deliverables are divided into separate units of accounting if: (i) each item has value to the customer on a stand-alone basis; (ii) there is objective and reliable evidence of the fair value of the undelivered items; and (iii) delivery of the undelivered item is considered probable and substantially in the Company’s control.

The majority of the Company’s multiple element sales contracts are for some combination of gaming equipment, player terminals, content, system software, license fees and maintenance. For multiple element contracts considered a single unit of accounting, the Company recognizes revenues based on the method appropriate for the last delivered item.

The Company allocates revenue to each accounting unit based upon its fair value as determined by Vendor Specific Objective Evidence, or VSOE. VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold individually. The Company recognizes revenue when the product is physically delivered to a customer controlled location or over the period in which the service is performed and defers revenue for any undelivered elements.

▪
In those situations where each element is not essential to the function of the other, the “multiple deliverables” are bifurcated into accounting units based on their relative fair market value against the total contract value and revenue recognition on those deliverables are recorded when all requirements of revenue recognition have been met.

▪	If any element is determined to be essential to the function of the other, revenues are generally recognized over the term of the services that are rendered.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

In those situations where VSOE does not exist for any undelivered elements of a multiple element arrangement, then the aggregate value of the arrangement, including the value of products and services delivered or performed, is initially deferred until all products or services are delivered, and then is recognized ratably over the period of the last deliverable, generally the service period of the contract. Depending upon the elements and the terms of the arrangement, the Company recognizes certain revenues under the residual method. Under the residual method, revenue is recognized when VSOE of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the Company defers the fair value of undelivered elements, and the remainder of the arrangement fee is then allocated to the delivered elements and is recognized as revenue, assuming the other revenue recognition criteria are met.

Costs and Billings on Uncompleted Contract - During fiscal 2008, the Company entered into a fixed-price contract with a customer, pursuant to which it will deliver an electronic bingo system. Revenues from this fixed-price contract will be recognized on the completed-contract method.

Contract costs include all direct material and labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies and tools. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Costs in excess of amounts billed are classified as current assets under “Deferred contract costs.”

At June 30, 2008, the following amounts were recorded in the Company’s consolidated financial statements:

June 30, 2008
(in thousands)
Costs incurred on uncompleted contracts	$564
Billings on uncompleted contracts	(352)
Deferred contract costs	$212

Cash and Cash Equivalents – The Company considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Restricted Cash and Long-Term Investments – Restricted cash and long-term investments at June 30, 2008, were $868,000 representing the fair value of investments held by the Company’s prize fulfillment firm related to outstanding MegaBingo® jackpot prizes.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts related to its accounts receivable and notes receivable that have been deemed to have a high risk of uncollectibility. Management reviews its accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and creditworthiness when evaluating the adequacy of its allowance for doubtful accounts. In its overall allowance for doubtful accounts, the Company includes any receivable balances where uncertainty exists as to whether the account balance has become uncollectible. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs might exceed the recorded allowance.

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

Other Income - Other income was $828,000 for the quarter ended June 30, 2008. Other income consisted of distributions from a limited partnership interest, accounted for on the cost basis.

Other Long-Term Liabilities – Other long-term liabilities at June 30, 2008, include investments held at fair value by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities of $868,000. At June 30, 2008, other long term liabilities also included $300,000 related to a separation agreement with a former Chief Executive Officer.

Fair Value of Financial Instruments – The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At June 30, 2008, the carrying amounts for the Company’s financial instruments, which include accounts and notes receivable, accounts payable, the Revolving Credit Facility, and long-term debt and capital leases, approximate fair value.

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

On October 1, 2005, the Company adopted the provisions of SFAS No. 123(revised), “Share-Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB No 25. Among other items, SFAS No. 123(R) eliminated the use of APB No. 25 and the intrinsic value method of accounting, and requires the Company to recognize in the financial statements, the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. To measure the fair value of stock options granted to employees, the Company currently utilizes the Black-Scholes-Merton option-pricing model, consistent with the method used for pro forma disclosures under SFAS No. 123. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. The Company applied the “modified prospective” method, under which compensation cost is recognized in the financial statements beginning with the adoption date for all share-based payments granted after that date, and for all unvested awards granted prior to the adoption date of SFAS No. 123(R).

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

During the quarter ended June 30, 2008, options to purchase 1.3 million shares of common stock were granted. The 1.3 million shares granted were valued at $2.231 per share, resulting in stock compensation expense of $2,900,300 that will be expensed over the four-year vesting term. Assumptions used in computing the $2.231 value per share were i) a 50% volatility rate; ii) a 5-year expected term; iii) a 3.73% risk-free interest rate; and iv) a 5.31% forfeiture rate; and v) a 0% dividend rate. During the quarter ended June 30, 2008, approximately $29,000 of the $2,900,300 was recorded, leaving $2,871,300 million to be expensed over the next four years. Total pretax share-based compensation for the quarter ended June 30, 2008, was $308,000. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $28,000 for the quarter ended June 30, 2008. As of June 30, 2008, $3.8 million of unamortized stock compensation expense will be recognized over the vesting periods of the various option grants.

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

Recent Accounting Pronouncements Issued. On July 13, 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS, No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition, and for the measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in the first quarter of fiscal 2008 and recorded a reserve of $295,000 related to uncertain tax positions in the first quarter of fiscal 2008. There have been no additional reserves booked in fiscal 2008 related to FIN 48.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (Accounting for Certain Investments in Debt and Equity Securities),” which permits entities to choose to measure many financial instruments and certain other items at fair value with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is effective for the Company beginning in October 2008. The Company is currently evaluating the effect, if any, of SFAS 159 on its consolidated financial statements.

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

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Non Controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin, or ARB No. 51, “Consolidated Financial Statements.” SFAS No. 160 changes the accounting for non controlling (minority) interests in consolidated financial statements including the requirements to classify non controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non controlling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited The Company will be required to adopt SFAS No. 160 in the first quarter of fiscal year 2009. The Company does not expect the adoption of SFAS No. 160 to have a material effect on its operations or financial position.

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

The Company has committed to a significant, existing tribal customer to provide approximately 43.8%, or $65.6 million, of the total funding for a facility expansion. In return for this commitment to fund the expansion, the Company will receive approximately 39% of the 3,600 additional gaming units that are expected to be placed in the expanded facility in southern Oklahoma. The Company recorded all advances as a note receivable and imputed interest on the interest free loan. The discount (imputed interest) was recorded as contract rights and will be amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. The funding, which commenced in the third quarter of 2007, continued with $19.4 million funded in the first quarter of 2008, $15.4 million in the second quarter of 2008, and the remaining $6.1 million was funded in the third quarter of 2008. As of June 30, 2008, the Company had advanced $65.6 million toward this commitment.

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstance during the three and nine months ending June 30, 2008, that would require an impairment change to the assets’ carrying value.

The following net amounts related to advances made under development agreements and were recorded in the following balance sheet captions:

	June 30, 2008	September 30, 2007
Included in:	(In thousands)
Notes receivable, net	$68,219	$49,045
Property and equipment, net of accumulated depreciation	—	56
Intangible assets - contract rights, net of accumulated amortization	30,948	27,080

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3. PROPERTY AND EQUIPMENT AND LEASED GAMING EQUIPMENT

The Company’s property and equipment and leased gaming equipment consisted of the following:

	June 30, 2008	September 30, 2007	Estimated Useful Lives
	(In thousands)
Gaming equipment and third-party gaming content licenses available for deployment (1)	$32,808	$32,013
Deployed gaming equipment	97,978	94,564	3-5 years
Deployed third-party gaming content licenses	36,015	28,366	1.5-3 years
Tribal gaming facilities and portable buildings	5,119	5,296	5-7 years
Third-party software costs	8,554	8,434	3-5 years
Vehicles	3,459	3,499	3-10 years
Other	3,198	3,263	3-7 years
Total property and equipment	187,131	175,435
Less accumulated depreciation and amortization	(114,076)	(100,103)
Total property and equipment, net	$73,055	$75,332
Leased gaming equipment	$164,875	$154,769	3 years
Less accumulated depreciation	(129,046)	(116,190)
Total leased gaming equipment, net	$35,829	$38,579

(1)Gaming equipment and third-party gaming content licenses begin depreciating when they are placed in service.

During the three and nine months ended June 30, 2008, the Company disposed of or wrote off $484,000 and $615,000, respectively, of third-party gaming content licenses, tribal gaming facilities and portable buildings, vehicles, deployed gaming equipment, and other equipment.

Leased gaming equipment includes player terminals placed under participation arrangements that are either at customer facilities or in the rental pool.

4. INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following:

	June 30, 2008	September 30, 2007	Estimated Useful Lives
	(In thousands)
Contract rights under development agreements	$41,821	$34,946	5-7 years
Internally-developed gaming software	25,902	23,255	1-5 years
Patents and trademarks	8,302	7,450	1-5 years
Other	2,376	2,376	3-5 years
Total intangible assets	78,401	68,027
Less accumulated amortization - all other	(38,599)	(32,143)
Total intangible assets, net	$39,802	$35,884

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements. For a description of intangible assets related to development agreements, see“Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the consolidated statements of operations. In the preceding table, $14.6 million of the $41.8 million in contract rights is not currently being amortized pending completion of a customer facility expansion.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Internally developed gaming software is accounted for under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally-developed games over a twelve-month period, gaming engines over an eighteen-month period, gaming systems over a three-year period and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the three months ended June 30, 2008 and 2007, amortization expense related to internally-developed gaming software was $891,000 and $1.1 million, respectively. For the nine months ended June 30, 2008 and 2007, amortization expense related to internally-developed gaming software was $2.4 million and $3.4 million, respectively. During the three months ended June 30, 2008, the Company wrote off $42,000 related to internally-developed gaming software, compared to a write off of $19,000 in the same period of 2007. For the nine months ended June 30, 2008 and 2007, the Company wrote off $350,000 and $245,000, respectively.

Management reviews intangible assets for impairment at least once per year or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

5. NOTES RECEIVABLE

The Company’s notes receivable consisted of the following:

	June 30, 2008	September 30, 2007
	(In thousands)
Notes receivable from development agreements	$80,914	$57,929
Less imputed interest discount reclassed to contract rights	(12,695)	(8,884)
Notes receivable from equipment sales and other	6,943	—
Notes receivable, net	75,162	49,045
Less current portion	(20,499)	(12,248)
Notes receivable – non-current	$54,663	$36,797
Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.

6. CREDIT FACILITY, LONG-TERM DEBT AND CAPITAL LEASES

The Company’s Credit Facility, long-term debt and capital leases consisted of the following:

	June 30, 2008	September 30, 2007
	(In thousands)
Long-term revolving lines of credit	$34,171	$7,000
Term loan facility	$70,521	$75,047
Less current portion	(1,259)	(563)
Long-term debt and capital leases, less current portion	$69,262	$74,484

Credit Facility. On April 27, 2007, the Company entered into a $150 million Revolving Credit Facility which replaced its previous Credit Facility in its entirety. On October 26, 2007, the Company amended the Revolving Credit Facility, transferring $75 million of the revolving credit commitment to a fully funded $75 million term loan due April 27, 2012. The Term Loan is amortized at an annual amount of 1% per year, payable in equal quarterly installments beginning January 1, 2008, with the remaining amount due on the maturity date. The Company entered into a second amendment to the Revolving Credit facility on December 20, 2007. The second amendment (i) extended the hedging arrangement date related to a portion of the term loan to June 1, 2008; and (ii) modified the interest rate margin applicable to the Revolving Credit Facility and the term loan.

The Credit Facility provides the Company with the ability to finance development agreements and acquisitions and working capital for general corporate purposes. Amounts under the $75 million revolving credit commitment and the $75 million term loan mature in five years, and advances under the term loan and revolving credit commitment bear interest at the Eurodollar rate plus the applicable spread (6.25% and 7.00%, respectively, as of June 30, 2008) tied to various levels of interest pricing determined by total debt to EBITDA.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Credit Facility is collateralized by substantially all of the Company’s assets, and also contains financial covenants as defined in the agreement. These covenants include (i) a minimum fixed-charge coverage-ratio of not less than 1.50 : 1.0; (ii) a maximum total debt to EBITDA ratio of not more than 2.25 : 1.00 through June 30, 2008, and 1.75 : 1.00 from September 30, 2008 thereafter; and (iii) a minimum trailing twelve-month EBITDA of not less than $57 million for the quarter ended September 30, 2007, and $60 million for each quarter thereafter. As of June 30, 2008, the Company is in compliance with its loan covenants. The Credit Facility requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in its businesses). In the second quarter of 2008, the Company made a mandatory prepayment of the term loan in the amount of $4.5 million due to an early prepayment of a development agreement note receivable. As of June 30, 2008, the Credit Facility had availability of $40.2 million, subject to covenant restrictions.

The Credit Facility also required that the Company enter into hedging arrangements covering at least $50 million of the term loan for a three-year period by June 1, 2008; therefore, on May 29, 2008, the Company purchased, for $390,000, an interest rate cap (5% cap rate) covering $50 million of the term loan. The Company accounts for this hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet, at their respective fair values. We record changes on a mark to market basis reflecting these changes through interest expense in the statement of operations.

Previous Credit Facility. The Company’s previous Credit Facility provided the Company with a term loan facility, or the Term Loan, a revolving line of credit, or the Revolver, and reducing lines of credit, or the Reducing Revolvers. This Credit Facility was replaced by the current Credit Facility during April 2007.

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

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Income (loss) available to common stockholders (in thousands)	$164	$685	$1,821	$(2,121)
Weighted average common shares outstanding	26,338,774	27,911,379	26,270,676	27,708,412
Effect of dilutive securities:
Options	814,539	1,835,164	971,046	—
Weighted average common and potential shares outstanding	27,153,313	29,746,543	27,241,722	27,708,412
Basic earnings (loss) per share	$0.01	$0.02	$0.07	$(0.08)
Diluted earnings (loss) per share	$0.01	$0.02	$0.07	$(0.08)

The Company had the following options to purchase shares of common stock that were not included in the computation of dilutive earnings per share due to the antidilutive effects:

	Three months ended June 30,		Nine months ended June 30,
	2008	2007	2008	2007
Common Stock Options	2,704,241	720,233	2,483,158	4,736,268
Range of exercise price	$4.68-21.53	$8.95-21.53	$7.40-21.53	$1.00-21.53

8. COMMITMENTS AND CONTINGENCIES

Litigation

The Company is subject to the possibility of loss contingencies arising in its business and such contingencies are accounted for in accordance with SFAS No. 5, “Accounting for Contingencies.” In determining loss contingencies, the Company considers the possibility of a loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that a liability has been incurred and when the amount of loss can be reasonably estimated.

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

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

The court’s ruling stated that it was not binding on the Company’s tribal customers and the Company does not expect any of the approximately 1,100 Reel Time Bingo games currently in play in Oklahoma to be removed as a result of the court’s ruling. Other game versions included in the ruling are not in play in Oklahoma. The court’s rulings are not dispositive of the case and the opinion has no affect on the right of Native American tribes to play games offered by the Company. The trial court granted the Company’s motion for immediate certification of its ruling to the Oklahoma Supreme Court. The Company sought immediate review of the trial court’s decision. On February 19, 2008, the Oklahoma Supreme Court denied the Company’s request for immediate review of the trial court’s decision. The action of the Oklahoma Supreme Court does not preclude a subsequent appeal of the trial court’s decision and the Company will continue to assert that the games in question are legal Class II games, and that game classification cannot be decided by an Oklahoma State Court. Presently, the parties are engaged in pre-trial discovery. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

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

On December 4, 2007, Gamco and IGT entered into an Amended and Restated Exclusive License Agreement whereby IGT granted to Gamco exclusive rights to the ‘035 Patent in the state of New York and the right to sue for past infringement of the same. On January 9, 2008, Gamco filed its Third Amended Complaint for Infringement of the ‘035 Patent against the Company. On January 28, 2008, the Company filed an Answer to the Complaint denying liability. The Company also filed a Second Amended Counterclaim against Oasis, Gamco, and certain officers at Gamco, promise without intent to perform, negligent misrepresentation, breach of contract, specific performance and reformation of contract with regard to the Company’s rights under the Sublicense Agreement for the ‘035 Patent, as well as for non infringement and invalidity of the Patent. The court has scheduled a Markman hearing to construe the claims of the ‘035 Patent for November 19, 2008. A trial date has not been set by the court.

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

On February 22, 2008, the Federal Circuit issued a decision reversing the District Court’s order granting summary judgment and remanding the case for further proceedings. The Federal Circuit held that the record needed further development and clarification before a decision on the validity of the Patent under 35 U.S.C. § 112(6) could be determined. The district court ordered the Company to file its renewed motion for summary judgment in light of the Federal Circuit’s decision by May 9, 2008. The Company filed its renewed motion and a hearing was scheduled for August 1, 2008.

On June 30, 2008, the Company and Aristocrat attended a settlement conference. At that conference, the parties reached agreement on the terms of a resolution to their dispute which will result in a dismissal of the case with prejudice. The pending settlement will not require the Company to record a liability.

WMS Industries, Inc. In April 2007, WMS Gaming, Inc., or WMS, a third-party game supplier from which the Company and its wholly-owned subsidiary, MegaBingo, Inc., license games and purchase game machines, contacted the Company and claimed that the form of the reports that the Company had provided for several years was not adequate with respect to WMS game themes placed on gaming machines in the field. WMS asserted that the reports were insufficient to permit a definitive determination that reported transactions were non-chargeable transfers rather than chargeable new placements. WMS also asserted that governing license agreements, or the Agreements, did not give the Company the right to substitute a game theme on a gaming machine without the payment of an additional license fee. The Company responded that the reporting had been adequate and accepted by WMS and that the substitution was supported by the Agreements and by the original intent and course of dealing of the parties. On or about December 21, 2007, the Company and WMS entered into an agreement that settled all pending disputes between them. In addition to clarifying disputed contractual language, the modifications to the Agreements require the Company to purchase, at previously negotiated prices, additional units and licenses by December 31, 2008

Cory Investments Ltd. On May 7, 2008, Cory Investments, LTD., or Cory Investments, filed suit in the State Court in Oklahoma City, Oklahoma against the Company, along with others, including Clifton Lind, Robert Lannert, Gordon Graves, Video Gaming Technologies, Inc. or VGT, its president, Jon Yarbrough, John Marley, Worldwide Gaming Technologies, AGS, LLC, d/b/a American Gaming Systems, AGS Partners, LLC, Ron Clapper, Sierra Design Group and Bally. The case asserts that the Company offered allegedly illegal Class III games on the MegaNanza and Reel Time Bingo gaming systems to Native American tribes in Oklahoma which had a severe negative impact on Cory Investments’ market for its legal Class II games. Cory Investments also alleges that the Defendants conspired to drive it and other Class II competitors out of the Class II market in Oklahoma and other states. In addition to the conspiracy allegations, Corey Investments alleges six causes of action: (i) deceptive trade practices; (ii) common law unfair competition; (iii) wrongful interference with business; (iv) malicious wrong / prima facie tort; (v) intentional interference with contract; and (vi) unreasonable restraint of trade. Cory Investments is seeking unspecified actual and punitive damages and equitable relief.

The Company and the other defendants were only recently served with summons and a copy of the lawsuit during the week of July 21, 2008 and a response to the petition is not yet due. The Company believes that the claims of Cory Investments are without merit and intends to defend the case vigorously. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

NIGC Class II Game Classification Regulations. On October 24, 2007, the National Indian Gaming Commission, or NIGC, published in the Federal Register, four proposed rules concerning classification standards to distinguish between Class II games played with technologic aids and Class III facsimiles of games of chance, a revision of the definition of “electronic or electromechanical facsimile,” technical standards for Class II gaming and Class II minimum internal control standards. If the classification standards and the revised definition of “electronic or electromechanical facsimile” become final regulations, the Company anticipates that these regulations will have a material and adverse economic impact on the Class II gaming market by limiting the use of Class II electronic technology and severely restricting the manner in which bingo may be played, thereby making Class II games less attractive to customers. On January 15, 2008, the NIGC extended the comment period for the proposed Class II gaming regulations until March 9, 2008. However, in May 2008, the Chairman of the NIGC announced that the NIGC would not move forward with its plans to publish final regulations revising the definition of “electronic or electromechanical facsimile” and implementing new Class II gaming classification standards. The NIGC still plans to publish two other sets of regulations establishing technical standards for Class II electronic gaming and Class II minimum internal control standards.

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

In a letter dated November 8, 2007, the Acting General Counsel of the NIGC reiterated the statements made in her November 30, 2004 letter, that the NIGC did not then conclude that the agreements with the tribe that it reviewed constituted management agreements, but that the NIGC was concerned that, taken together, the agreements demonstrated a proprietary interest, by the Company, in the tribe’s gaming activity that may be contrary to law. Although the Company believes that it responded to the NIGC in 2004, explaining why the agreements did not violate the sole proprietary interest prohibition of IGRA and did not constitute a management agreement, the November 8, 2007 letter indicated that the NIGC did not receive the written explanation or further information and is now requesting an explanation. On December 17, 2007, the Company responded in writing to the NIGC, correcting the misstatements contained in the NIGC’s 2004 letter. To date, the Company has received no further communication from the NIGC on this issue.

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

The Company’s development agreements could be subject to further review at any time. Any further review of the Company’s development agreements by the NIGC, or alternative interpretations of applicable laws and regulations could require substantial modifications to the agreements, or result in their designation as “management contracts,” which could materially and adversely affect the terms on which the Company conducts business.

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

FUTURE EXPECTATIONS AND FORWARD-LOOKING STATEMENTS

This Quarterly Report and the information incorporated herein by reference contain various “forward-looking statements” within the meaning of federal and state securities laws, including those identified or predicated by the words “believes,” “anticipates,” “expects,” “plans,” “will,” or similar expressions with forward-looking connotation. Such statements are subject to a number of risks and uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the uncertainties inherent in the outcome of any litigation of the type described in this Quarterly Report under “PART II - Item 1. Legal Proceedings,” trends and other expectations described in “PART I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” risk factors disclosed in our earnings and other press releases issued to the public from time to time, as well as those other factors as described under “PART II - Item 1A. Risk Factors” set forth below. Given these uncertainties, readers of this Quarterly Report are cautioned not to place undue reliance upon such statements. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligations to update any such forward-looking statements.

Overview

We are a leading developer and distributor of comprehensive systems, content, electronic games and gaming player terminals for the casino, charity, international bingo, and video lottery markets. Initially, our customers were located primarily in the Native American gaming sector; however, around 2003, we began diversifying into broader domestic and international gaming markets.

Although we continue to develop systems and products for Native American tribes throughout the United States, we now develop and market i) products and services for the commercial casino market; ii) video lottery systems and other products for domestic and international lotteries; and iii) products for charity and international bingo and other emerging markets.

Our products cover a broad spectrum of the gaming industry, including: interactive systems for both server-based and stand-alone gaming operations; interactive electronic bingo games for the Class II gaming market and for the Class III, stand-alone and video lottery markets; proprietary gaming player terminals in multiple configurations and formats; electronic instant lottery scratch ticket systems; casino management systems, including player tracking, cash and cage, slot accounting, and slot management modules; unified currency systems; and other electronic and paper bingo systems. In addition, we provide maintenance, operations support and other services for our customers and products.

We design and develop networks, software and content that provide our customers with, among other things, comprehensive gaming systems, some of which are delivered through a telecommunications network that links our player terminals with one another, both within a single gaming facility or among several gaming facilities.

We derive the majority of our gaming revenue from participation (revenue sharing) agreements, pursuant to which we place systems, player terminals, proprietary and licensed content operated on player terminals, and back-office systems and equipment (collectively referred to as “gaming systems”), into gaming facilities. To a lesser degree, we earn revenue from the sale or placement of gaming systems (e.g., the opening of a new casino, or a change in the law that allows existing casinos to increase the number of player terminals permitted under prior law) on a lease-purchase or participation basis and from the back-office fees generated by video lottery systems, principally in the Washington State, Class III market. We also generate gaming revenue as consideration for providing the central determinant system for a network of player terminals operated by the New York State Division of the Lottery. In addition, we earn a small portion of our revenue from the sale of lottery systems and the placement of nontraditional gaming products, such as electronic scratch tickets, sweepstakes, or linked interactive paper bingo systems. Recently, we entered the international electronic bingo market and currently supply bingo systems to three customers in Mexico, whereby we receive fees based on the net earnings of each system. During fiscal 2009, we intend to generate revenue from the sale of non-linked Class III player terminals to Class III Native American markets.

Class II Market

We derive our Class II gaming revenues from participation arrangements with our Native American customers. Under these arrangements, we retain ownership of the gaming equipment installed at our customers’ tribal gaming facilities, and receive revenue based on a percentage of the hold per day generated by each gaming system. Our portion of the hold per day is reported by us as “Gaming revenue - Class II” and represents the total amount that end users wager, less the total amount paid to end users for prizes, the amounts retained by the facilities for their share of the hold and the accretion of contract rights.

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

Class III Games and Systems for Oklahoma

During 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. The Oklahoma gaming legislation allows the tribes to sign a compact with the state of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma are allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. All vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the state of Oklahoma. Pursuant to the compacts, vendors placing games at tribal facilities will have to be licensed by each tribe. All electronic games placed under the compact have to be certified by independent testing laboratories to meet technical specifications. These technical specifications were published by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities in the first calendar quarter of 2005. We are fully licensed in Oklahoma and as of June 30, 2008, we had placed 5,325 player terminals at 41 facilities that are operating under the Oklahoma gaming compact. We generally receive a 20% revenue share for the games played under the Oklahoma Gaming Compact.

Class III Games and Systems for Native American and Commercial Casino Markets

During fiscal 2007, we began designing and developing stand-alone Class III player terminals to be sold or placed on a revenue share basis in the large and broad Class III stand-alone gaming market for Native American casinos as well as domestic and international commercial casinos. All player terminals delivered to these markets will have to receive specific jurisdictional approvals from the appropriate testing laboratory and from the appropriate regulatory agency. Our first group of stand-alone player terminals has been placed in the Class III stand-alone market in Rhode Island. We believe that we will deliver additional player terminals to other Class III markets beginning in fiscal 2009. We have recently announced key senior management personnel additions which we believe will help accelerate our entrance into new class III markets.

Charity Market

Charity bingo and other forms of charity gaming are operated by or for the benefit of non profit organizations for charitable, educational and other lawful purposes. These games are typically only interconnected within the gaming facility where the terminals are located. Regulation of charity gaming is vested with each individual state, and in some states, regulatory authority is delegated to county or municipal governmental units. In Alabama, our largest charity market, constitutional amendments have been passed authorizing charity bingo in certain locations. The regulation of charity bingo in Alabama is typically vested with a local governmental authority. We typically place player terminals under participation arrangements in the charity market and receive a percentage of the hold per day generated by each of the player terminals. As of June 30, 2008, we had 2,290 high-speed, standard bingo games installed for the charity market in three Alabama facilities.

All Other Gaming Markets

Class III Washington State Market. The majority of our Class III gaming equipment in Washington State has been sold to customers outright, for a one-time purchase price, which is reported in our results of operations as “Gaming equipment, system sale and lease revenue.” Certain game themes we use in the Class III market have been licensed from third parties and are resold to customers along with our Class III player terminals. Historically, revenue from the sale of Class III gaming equipment is recognized when the units are delivered to the customer, and the licensed games installed, or over the contract term when fair value of undelivered products has not been established. Because we sell new products, systems and services for which fair value has not been established, beginning in fiscal 2008, revenue generated from this market will generally be recognized over the terms of the contracts. To a considerably lesser extent, we also enter into either participation arrangements or lease-purchase arrangements for our Class III player terminals, on terms similar to those used for our player terminals in the Class II market.

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

International Commercial Bingo Market. In March 2006, we entered into a contract with Apuestas Internacionales, S.A. de C.V., or Apuestas, a subsidiary of Grupo Televisa, S.A., to provide traditional and electronic bingo gaming, technical assistance, and related services for Apuestas’ locations in Mexico. Apuestas currently has a permit issued by the Mexican Ministry of the Interior (Secretaria de Gobernación) to open and operate 65 bingo parlors. Apuestas is projecting that all 65 bingo parlors will be open by May 2011. As of June 30, 2008, we had installed 4,115 player terminals at 17 bingo parlors in Mexico under this contract with Apuestas. At June 30, 2008, all installed player terminals placed in the Apuestas bingo parlors are pursuant to a revenue share arrangement that is comparable with our Oklahoma market.

As of June 30, 2008, we had entered into separate contracts with two other companies incorporated in Mexico to provide traditional and electronic bingo gaming, technical assistance, and related services for bingo parlors in Mexico. As of June 30, 2008, we had installed 179 player terminals at two parlors in Mexico under these contracts.

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

Amounts advanced that are in excess of those to be reimbursed by such tribes for real property and land improvements are allocated to intangible assets and are generally amortized over the life of the contract on a straight-line basis.

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

We recently committed to a significant, existing tribal customer to provide approximately 43.8%, or $65.6 million, of the total funding for a facility expansion. In return for this commitment to fund the expansion, we will receive approximately 39% of the 3,600 additional gaming units that are expected to be placed in the expanded facility in southern Oklahoma. We recorded all advances as a note receivable and imputed interest on the interest free loan. The discount (imputed interest) was recorded as contract rights and will be amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. The funding, which commenced in the third quarter of 2007, continued with $19.4 million funded in the first quarter of 2008, $15.4 million in the second quarter of 2008, and the remaining $6.1 million funded in the third quarter of 2008. As of June 30, 2008, the Company had advanced $65.6 million toward this commitment.

As a result of the recent substantial levels of development activity in Oklahoma, we expect the future pace of development agreements there to decline somewhat. Accordingly, we do not anticipate future levels of development participation on our part in Oklahoma to keep pace with our historical levels. As of June 30, 2008, we have placed 3,930 units in 10 facilities in Oklahoma pursuant to development agreements.

RESULTS OF OPERATIONS

The following tables outline our end-of-period and average installed base of player terminals for the three and nine months ended June 30, 2008 and 2007.

	At June 30,
	2008	2007
End-of-period installed player terminal base
Class II player terminals
New Generation system - Reel Time Bingo®	2,132	4,624
Legacy system	303	353
Oklahoma compacted games	5,325	3,973
Mexico	4,294	2,426
Other player terminals(1)	2,664	2,735

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Average installed player terminal base:
Class II player terminals
New Generation System - Reel Time Bingo	2,046	4,757	2,943	5,675
Legacy system	306	353	330	359
Oklahoma compact games	5,305	3,846	4,708	3,363
Mexico	4,355	1,893	3,717	1,196
Other player terminals(1)	2,752	2,662	2,754	2,572

(1)  Other player terminals include charity, Rhode Island Lottery and Malta.

Three Months Ended June 30, 2008, Compared to Three Months Ended June 30, 2007

Total revenues for the three months ended June 30, 2008, were $30.3 million, compared to $30.9 million, a decrease of $646,000, or 2% for the same period of 2007.

Gaming Revenue – Class II

▪
Class II gaming revenue was $6.2 million in the three months ended June 30, 2008, compared to $10.3 million in the three months ended June 30, 2007, a $4.1 million or 39% decrease. We expect the number of Class II terminals to continue to decrease as they are replaced with higher-earning Oklahoma compact player terminals.

▪
Reel Time Bingo revenue was $5.7 million for the quarter ended June 30, 2008, compared to $9.6 million in the quarter ended June 30, 2007, a $3.9 million or 41% decrease. The average installed base of player terminals decreased 57%, which was partially offset by a 46% increase in the average hold per day. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, decreased $302,000 or 61%, to $195,000 in the three months ended June 30, 2008, compared to $497,000 in the three months ended June 30, 2007. The reduction in accretion of contract rights is the result of allocating the total accretion rights across all product lines with the majority being allocated against Oklahoma compact revenue. During fiscal 2008, we will continue to convert Reel Time Bingo player terminals to games played under the compact, which are included in “Gaming revenue – Oklahoma compact,” and we expect this trend to continue in the future as Reel Time Bingo competes with the higher hold per day of compact games.

▪
Legacy revenue decreased $128,000, or 18%, to $566,000 in the three months ended June 30, 2008, from $694,000 in the three months ended June 30, 2007. The average installed base of Legacy player terminals decreased 13%, and the hold per day was consistent in both periods.

Gaming Revenue – Oklahoma Compact

▪
In March 2005, we began converting Reel Time Bingo player terminals to games that could be played under the Oklahoma compact. The Oklahoma compact games generated revenue of $14.6 million in the three months ended June 30, 2008, compared to $10.9 million during the same period of 2007, an increase of $3.7 million, or 33%. The average installed base of the Oklahoma compact games increased 38%, as the conversion of Class II player terminals to compact games continues, while hold per day decreased 3%. We expect the rate of conversion from Class II to compact games to decline in the future, as over 80% of the Oklahoma installed base at June 30, 2008, consisted of Oklahoma compact units. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, decreased $22,000, or 3%, to $815,000, in 2008, compared to $837,000 in 2007.

Gaming Revenue – Charity

▪
Charity gaming revenues decreased $1.1 million, or 24%, to $3.3 million for the June 30, 2008 quarter, compared to $4.4 million for the same quarter of 2007. The average installed base of charity player terminals decreased 5%, and the hold per day decreased 26%. The decrease in the hold per day is primarily attributable to competitive factors and to a lesser extent, economic factors. Competitive factors would include, but not limited to, a significant increase of competitor units added to the gaming floor of our largest charity operation, players reward programs not offered on our player terminals and location of our player terminals on the gaming floor.

Gaming Revenue – All Other

▪	Class III back-office fees increased $48,000, or 5%, to $958,000 in the three months ended June 30, 2008, from $910,000 during the same period of 2007.

▪
Revenues from the New York Lottery system increased $297,000, or 19%, to $1.9 million in the three months ended June 30, 2008, from $1.6 million in the three months ended June 30, 2007. Currently, eight of the nine planned racetrack casinos are operating, with approximately 13,000 total terminals. At the current placement levels, we have obtained near break-even operations for the New York Lottery system and expect to achieve profitable operations after all of the facilities are operating.

▪
Revenues from the Mexico bingo market increased $1.2 million to $2.4 million in the three months ended June 30, 2008, from $1.2 million during the same period of 2007. As of June 30, 2008, we had installed 4,294 player terminals at 19 bingo parlors in Mexico compared to 2,426 terminals installed at eight bingo parlors at June 30, 2007. Our revenue share is in the range of the other electronic bingo markets in which we operate.

Gaming Equipment and System Sale and Lease Revenue and Cost of Sales

▪
Gaming equipment and system sale and lease revenue decreased $867,000, or 73%, to $314,000 for the quarter ended June 30, 2008, from $1.2 million for the same period of 2007. For the three months ended June 30, 2008 and 2007, gaming equipment and system sale and lease revenue of $89,000 and $694,000, respectively, was generated by the sale of gaming equipment. In the three months ended June 30, 2007, gaming equipment sale revenue included revenues of $273,000 related to a certain equipment sale being recognized ratably over the term of the agreement. License revenues for the three months ended June 30, 2008, were $225,000, compared to $214,000 for the three months ended June 30, 2007, an increase of $11,000, or 5%. Total cost of sales, which includes cost of royalty fees, decreased $687,000, to $336,000 in the three months ended June 30, 2008, from $1.0 million in the three months ended June 30, 2007. The decrease primarily relates to the decrease in cost of sales associated with the revenue discussed above.

Other Revenue

▪
Other revenues decreased $154,000, or 31%, to $338,000 for the quarter ended June 30, 2008, from $492,000 during the same period of 2007. The decrease is primarily due to reduced maintenance income in the three months ended June 2008.

Selling, General and Administrative Expenses

▪
Selling, general and administrative expenses, or SG&A, increased approximately $726,000 or 5%, to $16.1 million for the three months ended June 30, 2008, from $15.4 million in the same period of 2007. This increase was primarily a result of (i) an increase in salaries and wages and the related employee benefits of approximately $1.0 million, primarily related to costs of $675,000 associated with the resignation of a former Chief Executive Officer, along with other headcount increases (at June 30, 2008, we employed 475 full-time and part-time employees, compared to 404 at June 30, 2007); (ii) an increase in projects, patents and write offs of approximately $134,000; and (iii) an increase in consulting and contract labor of approximately $120,000. These increases were partially offset by a decrease in legal and professional fees of $519,000, due to the resolution of several legal matters in the third and fourth quarters of fiscal 2007. We expect SG&A to increase in the fourth quarter of fiscal 2008 over third quarter fiscal 2008 levels as a result of additional personnel and higher stock compensation expense associated with recent stock option grants.

Amortization and Depreciation

▪
Amortization expense decreased $296,000, or 20%, to $1.2 million for the quarter ended June 30, 2008, compared to $1.5 million for the same quarter of 2007. Depreciation expense decreased $870,000, or 7%, to $12.4 million for the three months ended June 30, 2008, from $13.3 million for the corresponding three-month period ended June 30, 2007, primarily as a result of player terminals continuing in service beyond their estimated useful life.

Other Income and Expense

▪
Interest income increased $418,000, or 45%, to $1.3 million for the three months ended June 30, 2008, from $924,000  in the same period of 2007. We entered into development agreements with a customer under which approximately $78.4 million has been advanced and is outstanding at June 30, 2008, and for which we impute interest on these interest-free loans. For the quarter ended June 30, 2008, we recorded imputed interest of $1.2 million relating to development agreements with an imputed interest rate range of 6.00% to 9.00%, compared to $554,000 at June 30, 2007.

▪
Interest expense increased $1.0 million to $2.0 million for the three months ended June 30, 2008, from $1.0 million in the same period of 2007, due primarily to an increase in amounts outstanding under our Credit Facility. During April 2007, we entered into a $150 million Revolving Credit Facility which replaced our previous Credit Facility in its entirety. On October 26, 2007 we amended the Revolving Credit Facility, transferring $75 million of the revolving credit commitment to a fully funded $75 million term loan. We entered into a second amendment to the Revolving Credit facility on December 20, 2007. The second amendment (i) extended the hedging arrangement date related to a portion of the term loan to June 1, 2008; and (ii) modified the interest rate margin applicable to the Revolving Credit Facility and the term loan.

▪
Other income decreased $779,000, or 48%, to $828,000 for the three months ended June 30, 2008, compared to $1.6 million in the same period of 2007. Other income primarily decreased due to the write off of an intangible asset and related liability due to the termination of a non compete agreement with a former Chief Executive Officer.

Income tax expense decreased by $387,000, to $184,000 for the three months ended June 30, 2008, from $571,000 in the same period of 2007. These figures represent effective income tax rates of 52.9% and 45.5% for the three months ended June 30, 2008 and 2007, respectively. The effective tax rate has been impacted by the tax treatment of stock compensation expense. To the extent that the Company experiences volatility in stock compensation expense, there will remain volatility in the effective tax rate.

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

Nine Months Ended June 30, 2008, Compared to Nine Months Ended June 30, 2007

Total revenues for the nine months ended June 30, 2008, were $92.7 million, compared to $90.7 million, an increase of $2.0 million, or 2% for the same period of 2007. This increase is primarily the result of the increase in the average installed base of games in Mexico and the increase in Oklahoma compact revenue. These increases are offset by the decrease in Class II revenue due to the continued conversion of Reel Time Bingo player terminals to games played under the compact and to a decrease in revenue from our charity bingo market.

Gaming Revenue – Class II

▪
Class II gaming revenue was $21.8 million in the nine months ended June 30, 2008, compared to $38.5 million in the nine months ended June 30, 2007, a $16.7 million or 43% decrease. We expect the number of Class II terminals to continue to decrease as they are replaced with higher-earning Oklahoma compact player terminals.

▪
Reel Time Bingo revenue was $20.0 million for the nine months ended June 30, 2008, compared to $36.3 million for the nine months ended June 30, 2007, a $16.3 million or 45% decrease. The average installed base of player terminals decreased 48% and the average hold per day increased 13%. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, decreased $1.3 million, or 60%, to $890,000 in the nine months ended June 30, 2008, compared to $2.2 million in the nine months ended June 30, 2007. The reduction in accretion of contract rights is the result of allocating the total accretion rights across all product lines with the majority being allocated against Oklahoma compact revenue. During fiscal 2008, we will continue to convert Reel Time Bingo player terminals to games played under the compact, which are included in “Gaming revenue - Oklahoma compact,” and we expect this trend to continue in the future as Reel Time Bingo competes with the higher hold per day of compact games.

▪
Legacy revenue decreased $343,000, or 16%, to $1.8 million in the nine months ended June 30, 2008, from $2.2 million in the nine months ended June 30, 2007. The average installed base of Legacy player terminals decreased 8%, and the hold per day decreased 6%.

Gaming Revenue – Oklahoma Compact

▪
In March 2005, we began converting Reel Time Bingo player terminals to games that could be played under the Oklahoma compact. The Oklahoma compact games generated revenue of $40.3 million in the nine months ended June 30, 2008, compared to $25.5 million during the same period of 2007, an increase of $14.8 million, or 58%. The average installed base of the Oklahoma compact games increased 40%, as the conversion of Class II player terminals to compact games continues, while hold per day increased 3%. We expect the rate of conversion from Class II to compact games to decline in the future, as over 80% of the Oklahoma installed base at June 30, 2008, consisted of Oklahoma compact units. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, decreased $108,000, or 5% to $2.0 million, in the nine months ended June 30, 2008, compared to $2.1 million in the same period of 2007.

Gaming Revenue – Charity

▪
Charity gaming revenues decreased $2.0 million, or 15%, to $11.6 million for the nine months ended June 30, 2008, compared to $13.6 million for the same period of 2007. Hold per day decreased 15%, and the average installed player terminal base decreased  2%. The decrease in the hold per day is primarily attributable to competitive factors and to a lesser extent, economic factors. Competitive factors would include, but not limited to, a significant increase of competitor units added to the gaming floor of our largest charity operation, players reward programs not offered on our player terminals and location of our player terminals on the gaming floor.

Gaming Revenue – All Other

▪	Class III back-office fees decreased $41,000, or 2%, to $2.7 million in the nine months ended June 30, 2008, from $2.8 million during the same period of 2007.

▪
Revenues from the New York Lottery system increased $1.1 million, or 27%, to $5.1 million in the nine months ended June 30, 2008, from $4.0 million in the nine months ended June 30, 2007. Currently, eight of the nine planned racetrack casinos are operating, with approximately 13,000 total terminals. At the current placement levels, we have obtained near break-even operations for the New York Lottery system and expect to achieve profitable operations after all of the facilities are operating.

▪
Revenues from the Mexico bingo market increased $4.6 million to $7.0 million in the nine months ended June 30, 2008, from $2.4 million during the same period of 2007. As of June 30, 2008, we had installed 4,294 player terminals at 19 bingo parlors in Mexico compared to 2,426 terminals installed at eight bingo parlors at June 30, 2007. Our revenue share is in the range of the other electronic bingo markets in which we operate.

Gaming Equipment and System Sale and Lease Revenue and Cost of Sales

▪
Gaming equipment and system sale and lease revenue increased $255,000, or 12%, to $2.5 million for the nine months ended June 30, 2008, from $2.2 million for the same period of 2007. Gaming equipment and system sale revenue of $1.4 million for the nine months ended June 30, 2008, included the sale of 50 player terminals and one system. Gaming equipment and system sale of $1.0 million for the nine months ended June 30, 2007, included two system sales and no player terminals. In the nine months ended June 30, 2008 and 2007, gaming equipment sale revenue included revenues of $182,000 and $787,000, respectively, related to a certain equipment sale being recognized ratably over the term of the agreement. License revenues for the nine months ended June 30, 2008, were $862,000, compared to $391,000 for the nine months ended June 30, 2007, an increase of $471,000, relating to the player terminal sale discussed above. Total cost of sales, which includes cost of royalty fees, decreased $199,000, or 11% to $1.5 million in the nine months ended June 30, 2008, from $1.7 million in the nine months ended June 30, 2007. The decrease primarily relates to a reduction in royalty fees.

Other Revenue

▪
Other revenues decreased $512,000, or 30%, to $1.2 million for the nine months ended June 30, 2008, from $1.7 million during the same period of 2007. The decrease is primarily due to discontinuation of the promotional sweepstakes system in January 2007.

Selling, General and Administrative Expenses

▪
Selling, general and administrative expenses decreased approximately $1.7 million, or 3%, to $48.8 million for the nine months ended June 30, 2008, from $50.5 million in the same period of 2007. This decrease was primarily a result of (i) a decrease in legal and professional fees of $2.1 million, due to the resolution of several legal matters in the third and fourth quarters of fiscal 2007; (ii) a $296,000 decrease in write offs of third-party gaming content licenses, installation costs and systems; and (iii) a decrease in repairs and maintenance, transportation and related costs of $220,000. These decreases are partially offset by (i) an increase in salaries and wages and the related employee benefits of approximately $898,000, primarily related to costs of $675,000 associated with the resignation of a former Chief Executive Officer, along with other headcount increases (at June 30, 2008, we employed 475 full-time and part-time employees, compared to 404 at June 30, 2007) and (ii) and an increase in travel and entertainment of $340,000. We expect SG&A to increase in the fourth quarter of fiscal 2008 over third quarter fiscal 2008 levels as a result of additional personnel and higher stock compensation expense associated with recent stock option grants.

Amortization and Depreciation

▪
Amortization expense decreased $1.5 million, or 31%, to $3.5 million for the nine months ended June 30, 2008, compared to $5.0 million for the same period of 2007. Depreciation expense decreased $4.1 million, or 11%, to $35.1 million for the nine months ended June 30, 2008, from $39.2 million for the corresponding nine-month period ended June 30, 2007, primarily as a result of player terminals continuing in service beyond their estimated useful life.

Other Income and Expense

▪
Interest income increased $39,000 or 1%, to $3.6 million for the nine months ended June 30, 2008, from $3.6 million in the same period of 2007. We entered into development agreements with a customer under which approximately $78.4 million has been advanced and is outstanding at June 30, 2008, and for which we impute interest on these interest-free loans. For the nine months ended June 30, 2008, we recorded imputed interest of $3.1 million relating to development agreements with an imputed interest rate range of 6.00% to 9.00% compared to $1.8 million for the nine months ended June 30, 2007.

▪
Interest expense increased $3.2 million, or 89%, to $6.7 million for the nine months ended June 30, 2008, from $3.5 million in the same period of 2007, due primarily to an increase in amounts outstanding under our Credit Facility. During April 2007, we entered into a $150 million Revolving Credit Facility which replaced our previous Credit Facility in its entirety. On October 26, 2007, we amended the Revolving Credit Facility, transferring $75 million of the revolving credit commitment to a fully funded $75 million term loan. We entered into a second amendment to the Revolving Credit facility on December 20, 2007. The second amendment (i) extended the hedging arrangement date related to a portion of the term loan to June 1, 2008; and (ii) modified the interest rate margin applicable to the Revolving Credit Facility and the term loan.

▪
Other income decreased $680,000 or 25%, to $2.0 million for the nine months ended June 30, 2008, compared to $2.7 million in the same period of 2007. Other income fully consisted of distributions from a partnership interest, accounted for on the cost basis that we received during the nine months ended June 30, 2008. In addition, we had the write off of an intangible asset and related liability due to the termination of a non compete agreement with a former Chief Executive Officer as of April 2007.

Income tax expense increased by $1.8 million, to $919,000 for the nine months ended June 30, 2008, from an income tax benefit of $917,000 million in the same period of 2007. These figures represent effective income tax rates of 33.5% and 30.2% for the nine months ended June 30, 2008 and 2007, respectively.

On July 13, 2006, the FASB issued FIN 48, an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition, and for the measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 in the first quarter of fiscal 2008 and recorded a reserve of $295,000 (in the first quarter of fiscal 2008) related to uncertain tax positions. This reserve was recorded directly to Retained Earnings. There have been no additional reserves booked in fiscal 2008 related to FIN 48.

RECENT ACCOUNTING PRONOUNCEMENTS

We monitor new, generally accepted accounting principle and disclosure reporting requirements issued by the Securities and Exchange Commission, or SEC, and other standard setting agencies. Recently issued accounting standards affecting our financial results are described in Note 1 of our Unaudited condensed consolidated financial statements.

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

Management considers an accounting estimate to be critical if:

▪	It requires assumptions to be made that were uncertain at the time the estimate was made, and

▪	Changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operation or financial condition.

Revenue Recognition. As further discussed in the discussion of our Revenue Recognition policy in Note 1 of our consolidated financial statements, revenue from the sale of software is accounted for under Statement of Position 97-2, “Software Revenue Recognition,” or SOP 97-2, and its various interpretations. If Vendor-Specific Objective Evidence, or VSOE, of fair value does not exist, the revenue is deferred until such time that all elements have been delivered or services have been performed. If any element is determined to be essential to the function of the other, revenues are generally recognized over the term of the services that are rendered. In those limited situations where VSOE does not exist for any undelivered elements of a multiple element arrangement, then the aggregate value of the arrangement, including the value of products and services delivered or performed, is initially deferred until all products or services are delivered, and then is recognized ratably over the period of the last deliverable, generally the service period of the contract. Depending upon the elements and the terms of the arrangement, the Company recognizes certain revenues under the residual method. Under the residual method, revenue is recognized when VSOE of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the Company defers the fair value of undelivered elements, and the remainder of the arrangement fee is then allocated to the delivered elements and is recognized as revenue, assuming the other revenue recognition criteria are met.

Assumptions/Approach Used: The determination whether all elements of sale have VSOE is a subjective measure, where we have made determinations about our ability to price certain aspects of transactions.

Effect if Different Assumptions Used: When we have determined that VSOE does not exist for any undelivered elements of an arrangement, then the aggregate value of the arrangement, including the value of products and services delivered or performed, is initially deferred until all products or services are delivered, and then is recognized ratably over the period of the last deliverable, generally the service period of the contract. The deferral of revenue under arrangements where we have determined that VSOE does not exist has resulted in $6.3 million being recorded as deferred revenue at June 30, 2008. If we had made alternative assessments as to the existence of VSOE in these arrangements, some or all of these amounts could have been recognized as revenue prior to June 30, 2008.

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

Management reviews long-lived asset classes for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. (Critical Assumption #2)

Assumptions/Approach used for Critical Assumption #1: The carrying value of the asset is determined based upon management’s assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight line basis, where the useful life of items in the rental pool has been determined by management to be three years.

Effect if different assumptions used for Critical Assumption #1: While we believe that the useful lives that have been determined for our fixed assets are reasonable, different assumptions could materially affect the carrying value of the assets, as well as the depreciation expense recorded in each respective period related to those assets. During the quarter ended June 30, 2008, a significant portion of the $13.6 million of depreciation and amortization expense related to assets in the rental pool. If the depreciable life of assets in our rental pool were changed from three years to another period of time, we could incur a materially different amount of depreciation expense during the period.

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

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Critical Assumption #2). For the quarter ended June 30, 2008, there was no impairment to the assets’ carrying values.

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

Income Taxes. In accordance with SFAS, No. 109, we have recorded a deferred tax assets and liabilities to account for the expected future tax benefits and consequences of events that have been recognized in our financial statements and our tax returns. There are several items that result in deferred tax asset and liability impact to the balance sheet. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, it is reduced by a valuation allowance to remove the benefit of recovering those deferred tax assets from our financial statements. Additionally, in accordance with FIN 48, we have recorded a liability of $295,000 associated with uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are required to determine whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position in order to record any financial statement benefit. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Assumptions/Approach Used: Numerous judgments and assumptions are inherent in the determination of future taxable income and tax return filing positions that we take, including factors such as future operating conditions.

Effect if Different Assumptions Used: Management, along with consultation from an independent public accounting firm used in tax consultation, continually evaluate complicated tax law requirements and their effect on our current and future tax liability and our tax filing positions. Despite our attempt to make an accurate estimate, the ultimate utilization of our deferred tax assets associated with the tax basis of our leased gaming equipment and property and equipment of $18.2 million is largely dependent upon our ability to generate taxable income in the future. Our liability for uncertain tax positions is dependent upon our judgment on the amount of financial statement benefit that an uncertain tax position will realize upon ultimate settlement and on the probabilities of the outcomes that could be realized upon ultimate settlement of an uncertain tax position using the facts, circumstances and information available at the reporting date to establish the appropriate amount of financial statement benefit. To the extent that a valuation allowance or uncertain tax position is established or increased or decreased during a period, we may be required to include an expense or benefit within income tax expense in the income statement.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, we had $4.2 million in unrestricted cash and cash equivalents, compared to $5.8 million at September 30, 2007. Our working capital at June 30, 2008 was $32.3 million, compared to a working capital of $22.6 million at September 30, 2007. The increase in working capital was primarily the result of increases in accounts receivable and notes receivable, and decreases in accounts payable and accrued expenses. During the quarter ended June 30, 2008, we used $13.4 million for capital expenditures of property and equipment, and we collected $3.1 million on development agreements, with $6.1 million advanced under development agreements. Under the Credit Facility, our availability as of June 30, 2008, is $40.2 million, subject to covenant restrictions.

As of June 30, 2008, our total contractual cash obligations were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	Total
Revolving Credit Facility(1)	$1,860	$4,466	$36,383	$42,709
Credit Facility Term Loan(2)	4,785	11,554	73,369	89,708
Operating leases(3)	2,503	2,712	150	5,365
Purchase commitments(4)	10,347	13,473	—	23,820
Total	$19,495	$32,205	$109,902	$161,602

(1)	Relating to the Revolving Credit Facility, bearing interest at the Eurodollar rate plus the applicable spread (6.25% as of June 30, 2008).
(2)	Consists of amounts borrowed under our Credit Facility at the Eurodollar rate plus the applicable spread (7.00% as of June 30, 2008).
(3)	Consists of operating leases for our facilities and office equipment that expire at various times through 2011.
(4)	Consists of commitments to order third-party gaming content licenses and for the purchase of player terminals.

During the nine months ended June 30, 2008, we generated $31.1 million in cash from our operations, compared to $27.0 million during the same period of 2007. This $4.1 million increase in cash generated from operations over the prior period was primarily due to the increase in earnings in fiscal 2008.

Cash used in investing activities increased to $56.8 million in the nine months ended June 30, 2008, from $15.6 million in the same period of 2007. The increase was primarily the result of a $51.6 million increase in advances, net of reimbursements and floor space buybacks, under development agreements. During the nine months ended June 30, 2008, additions to property and equipment consisted of the following:

Capital Expenditures
(In thousands)
Gaming equipment	$24,889
Third-party gaming content licenses	5,609
Other	200
Total	$30,698

Cash provided by financing activities increased to $24.1 million in the nine months ended June 30, 2008, from a usage of $14.2 million in the same period of 2007. The increase was primarily the result of a $40.6 million increase in the net borrowings under the Credit Facility offset by a $3.5 million decrease in options, warrants and tax benefit.

Our capital expenditures for the next twelve months will depend upon the number of new player terminals that we are able to place into service at new or existing facilities and the actual number of repairs and equipment upgrades to the player terminals that are currently in the field. As a result of the earnings potential of compact games in the Oklahoma market, it is our strategy to either place compact games or to convert our Oklahoma Class II games to the compact games. As part of our strategy, we will offer compact games developed by us, as well as games from two other gaming suppliers. As a result, we have entered into purchase commitments for future purchases of player stations and licenses totaling $10.3 million.

We have committed to a significant, existing tribal customer to provide approximately 43.8%, or $65.6 million, of the total funding for a facility expansion. In return for this commitment to fund the expansion, we will receive approximately 39% of the 3,600 additional gaming units that are expected to be placed in the expanded facility in southern Oklahoma. We recorded all advances as a note receivable and imputed interest on the interest free loan. The discount (imputed interest) was recorded as contract rights and will be amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. The funding, which commenced in the third quarter of 2007, continued with $19.4 million funded in the first quarter of 2008, $15.4 million in the second quarter of 2008, and the remaining $6.1 million was funded in the third quarter of 2008. As of June 30, 2008, the Company had advanced $65.6 million toward this commitment.

We believe that our existing cash and cash equivalents, cash provided from our operations, and amounts available under our Credit Facility can sustain our current operations.. However, our performance and financial results are, to a certain extent, subject to general conditions in or affecting the Native American gaming industry, and to general economic, political, financial, competitive and regulatory factors beyond our control. If our business does not continue to generate cash flow at current levels, or if the level of funding required in connection with our joint development agreements is greater or proceeds at a pace faster than anticipated, we may need to raise additional financing. Sources of additional financing might include additional bank debt or the public or private sale of equity or debt securities. However, sufficient funds may not be available, on terms acceptable to us or at all, from these sources or any others to enable us to make necessary capital expenditures and to make discretionary investments in the future.

Credit Facility

On April 27, 2007, we entered into a $150 million Revolving Credit Facility which replaced our previous Credit Facility in its entirety. On October 26, 2007, we amended the Revolving Credit Facility, transferring $75 million of the revolving credit commitment to a fully funded $75 million term loan due April 27, 2012. We entered into a second amendment to the Revolving Credit facility on December 20, 2007. The second amendment (i) extended the hedging arrangement date related to a portion of the term loan to June 1, 2008; and (ii) modified the interest rate margin applicable to the Revolving Credit Facility and the term loan.

The Credit Facility provides the ability to finance development agreements and acquisitions and working capital for general corporate purposes. Amounts under the $75 million revolving credit commitment and the $75 million term loan mature in five years, and advances under the term loan and revolving credit commitment bear interest at the Eurodollar rate plus the applicable spread (6.25% and 7.00%, respectively, as of June 30, 2008), tied to various levels of interest pricing determined by total debt to EBITDA.

The Credit Facility is collateralized by substantially all of our assets, and also contains financial covenants as defined in the agreement. These covenants include (i) a minimum fixed-charge coverage-ratio of not less than 1.50 : 1.0; (ii) a maximum total debt to EBITDA ratio of not more than 2.25 : 1.00 through June 30, 2008, and 1.75 : 1.00 from September 30, 2008 thereafter; and (iii) a minimum trailing twelve-month EBITDA of not less than $57 million for the quarter ended September 30, 2007, and $60 million for each quarter thereafter. The Credit Facility requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in our businesses). In the second quarter of 2008, we made a mandatory prepayment of the term loan in the amount of $4.5 million due to an early prepayment of a development agreement note receivable. As of June 30, 2008, the Credit Facility had availability of $40.2 million, subject to covenant restrictions.

The Credit Facility also required that we enter into hedging arrangements covering at least $50 million of the term loan for a three-year period by June 1, 2008; therefore, on May 29, 2008, the Company purchased, for $390,000, an interest rate cap (5% cap rate) covering $50 million of the term loan. The Company accounts for this hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet, at their respective fair values. We record changes on a mark to market basis reflecting these changes through interest expense in the statement of operations.

Stock Repurchase Authorizations

At June 30, 2008, there were approximately 887,000 shares of common stock authorized for repurchase under repurchase plans approved by our Board of Directors. The timing and total number of shares repurchased will depend upon available cash, prevailing market conditions, other investment opportunities, capital commitments and credit facility covenants.

We repurchased no shares of our common stock during the quarters ended June 30, 2008, and June 30, 2007. During the fiscal year ended September 30, 2007, we repurchased 1,992,032 shares of our common stock with cash, at an average cost of $12.74 per share.

Stock-Based Compensation

At June 30, 2008, we had approximately 5.4 million options outstanding, with exercise prices ranging from $1.00 to $21.53 per share. At June 30, 2008, approximately 3.8 million of the outstanding options were exercisable.

During the quarter ended June 30, 2008, options to purchase 1.3 million shares of common stock were granted and we issued 66,050 shares of common stock as a result of stock option exercises with an average exercise price of $1.88.

SEASONALITY

We believe our operations are not materially affected by seasonal factors, although we have experienced fluctuations in our revenues from period to period.

CONTINGENCIES

For information regarding contingencies, see “Item 1. Condensed Financial Statements – Note 8 – Commitments and Contingencies” and “PART II – Item 1. Legal Proceedings.”

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

Our Credit Facility provides us with additional liquidity to meet our short-term financing needs, as further described under “Item 1. Condensed Financial Statements - Note 6 –Credit Facility, Long-Term Debt and Capital Leases.” Pursuant to our Revolving Credit Facility, we may currently borrow up to a total of $145.0 million, and our availability as of June 30, 2008, is $40.2 million.

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

We estimate that a hypothetical increase of 100 basis points in interest rates would increase our annual interest expense by approximately $1.1 million, based on our variable debt outstanding of $104.7 million as of June 30, 2008.

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

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the third quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 24, 2007, the NIGC published in the Federal Register, four proposed rules concerning classification standards to distinguish between Class II games played with technologic aids and Class III facsimiles of games of chance, a revision of the definition of “electronic or electromechanical facsimile,” technical standards for Class II gaming and Class II minimum internal control standards. If the Classification Standards and the revised definition of “electronic or electromechanical facsimile” become final regulations, they will have a material and adverse economic impact on the Class II gaming market by limiting the use of Class II electronic technology and severely restricting the manner in which bingo may be played thereby making Class II games less attractive to the customer. On January 15, 2008, the NIGC extended the comment period for the proposed Class II gaming regulations until March 9, 2008. At a Senate Committee on Indian Affairs oversight hearing held on April 17, 2008, the Chairman of the NIGC testified that he was determined to finalize the Class II gaming regulations despite widespread tribal opposition. However, in May 2008, the Chairman of the NIGC announced that the NIGC would not move forward with its plans to publish final regulations revising the definition of “electronic or electromechanical facsimile” and implementing new Class II gaming classification standards. The NIGC still plans to publish two other sets of regulations establishing technical standards for Class II electronic gaming and Class II minimum internal control standards.

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

Generally, our placement of systems, games and technology into new market segments involves a number of business uncertainties, including:

▪	Whether our resources and expertise will enable us to effectively operate and grow in such new markets;

▪	Whether our internal processes and controls will continue to function effectively within these new segments;

▪	Whether we have enough experience to accurately predict revenues and expenses in these new segments;

▪	Whether the diversion of management attention and resources from our traditional business, caused by entering into new market segments, will have harmful effects on our traditional business;

▪	Whether we will be able to successfully compete against larger companies who dominate the markets that we are trying to enter; and

▪	Whether we can timely perform under our agreements in these new markets.

We have only recently begun to develop international business, and we realized revenue from the sale of an Electronic Instant Lottery System to the Israel National Lottery during fiscal 2006 and currently realize revenue from contracts to supply Electronic Bingo Terminals to bingo parlors in Mexico. To date, there are not as many permanent facilities opened in Mexico as we originally projected, and the hold per day in certain of the open facilities in Mexico has not met our original expectations. There can be no assurances that our games will gain market acceptance in Mexico, additional facilities will open in Mexico, or that the hold per day will increase in those facilities in Mexico currently not meeting our expectations. International transactions are subject to various risks, including:

▪	Currency fluctuations;

▪	Higher operating costs due to local laws or regulations;

▪	Unexpected changes in regulatory requirements;

▪	Costs and risks of localizing products for foreign countries;

▪	Difficulties in staffing and managing geographically disparate operations;

▪	Greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;

▪	Challenges negotiating and enforcing contractual provisions;

▪	Repatriation of earnings; and

▪	Anti-American sentiment due to the war in Iraq and other American policies that may be unpopular in certain regions, particularly in the Middle East.

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

We provide linked interactive electronic bingo systems and player terminals to charitable bingo operations in Alabama. As of June 30, 2008, we had 2,290 player terminals at three facilities in Alabama. The Attorney General of Alabama has recently completed a review of the gaming within the state. He concluded that the games that we were operating in Alabama were a legal form of bingo. He also concluded that two of the facilities are operating under a valid constitutional amendment authorizing the facilities the ability to play electronic bingo. The municipal and county authorities who regulate gaming in Alabama look to the NIGC and Class II regulations for guidance in adopting, interpreting and enforcing the municipal and county regulations permitting the operation of our machines in such counties and municipalities. To the extent these authorities rely on the NIGC’s standards, any determinations by the NIGC or developments in Class II regulations which negatively impact our games and systems may, therefore, be adopted by the counties and municipalities and negatively impact the operation of our business in Alabama.

We have excess player stations not deployed at June 30, 2008, which were intended to be deployed at facilities in Mexico. If the opening of facilities is altered negatively, either by significant delay, or by cancellation, the realizable value of these assets could be reduced. In such instances we may be required to recognize increased expense on our income statement related to the impairment of these assets.

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

For each of the nine months ended June 30, 2008 and 2007, approximately 60% of our gaming revenues were from Native American tribes located in Oklahoma, and approximately 41% and 42%, respectively, of our gaming revenues were from one tribe in that state. The significant concentration of our customers in Oklahoma means that local economic changes may adversely affect our customers, and therefore our business, disproportionately to changes in national economic conditions, including more sudden adverse economic declines or slower economic recovery from prior declines. The loss of any of our Oklahoma tribes as customers would have a material and adverse effect upon our financial condition and results of operations. In addition, the legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe have avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. The legislation allows for other types of gaming, both at tribal gaming facilities and at Oklahoma racetracks. The loss of significant market share to these new gaming opportunities or our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.

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

In May 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. The Oklahoma gaming legislation allows the tribes to sign a compact with the State of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma will be allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. As of June 30, 2008, we had placed 5,325 player terminals at 41 facilities that are operating under the Oklahoma compact. All vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the State of Oklahoma. Pursuant to the compacts, vendors placing games at tribal facilities will have to be licensed by each tribe. All electronic games placed under the compact have to be certified by independent testing laboratories to meet technical specifications. These technical specifications were published by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities in the first calendar quarter of 2005. To date, independent testing labs have given wide latitude as to what constitutes a compliant game.

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

We may continue to seek to enter into strategic relationships to provide financing for new or expanded gaming and related facilities for our customers. However, we may not realize the anticipated benefits of any of these strategic relationships or financing. Currently, we anticipate placing approximately 1,400 machines in the expanded facility of a significant customer in Oklahoma that is scheduled to open in September 2008. If the expansion of this facility is delayed or has an unsuccessful opening for any reason, including but not limited to, technical or operating difficulties, regulatory issues, or macroeconomic conditions, our operating results will be adversely affected. In connection with one or more of these transactions, and to obtain the necessary development funds, we may: issue additional equity securities which would dilute existing stockholders; extend secured and unsecured credit to potential or existing tribal customers which may not be repaid; incur debt on terms unfavorable to us or that we are unable to repay; and incur contingent liabilities.

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

The NIGC has expressed its view that our development agreements may violate the requirements of IGRA and tribal gaming regulations, which state that the Native American tribes must hold “sole proprietary interest” in the tribes’ gaming operations, which presents additional risks for our business (see “Risk Factors - Changes in regulation or regulatory interpretations could require us to modify the terms of our contracts with customers.”)

In addition, certain of the agreements contain performance standards for our player terminals that could allow the facility to reduce a portion of our player terminals.

In the past we have, and in the future we expect to, reduce our floor space in certain of our Class II facilities as a result of ongoing competitive pressures faced by our customers from alternative gaming facilities and faced by our machines from competitors’ products. In addition, future NIGC decisions could affect our ability to place our games with these tribes. See “Risk Factors - Changes in regulation or regulatory interpretations could require us to modify the terms of our contracts with customers.”

We compete for customers and end users with other vendors of gaming systems and player terminals. We also compete for end users with other forms of entertainment.

We compete with other vendors for customers, primarily on the basis of the amount of profit our gaming products generate for our customers in relation to other vendors’ gaming products. We believe that the most important factor influencing our customers’ product selection is the appeal of those products to end users. This appeal has a direct effect on the volume of play by end users, and drives the amount of revenues generated for and by our customers. Our ability to remain competitive depends primarily on our ability to continuously develop new game themes and systems that appeal to end users, and to introduce those game themes and systems in a timely manner. See “Certain Risk Factors - Our future performance will depend on our ability to develop and introduce new gaming systems and to enhance existing games that are widely accepted and played.” We may not be able to continue to develop and introduce appealing new game themes and systems that meet the emerging requirements in a timely manner, or at all. In addition, others may independently develop games similar to our games, and competitors may introduce non compliant games that unfairly compete in certain markets due to uneven regulatory enforcement policies.

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

We rely upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect our proprietary rights and technology, but these laws and contractual provisions provide only limited protection. We rely to a greater extent upon proprietary know-how and continuing technological innovation to maintain our competitive position. Insofar as we rely on trade secrets, unpatented know-how and innovation, others may be able to independently develop similar technology, or our secrecy could be breached. The issuance of a patent to us does not necessarily mean that our technology does not infringe upon the intellectual property rights of others. As we enter into new markets by leveraging our existing technology, it becomes more and more likely that we will become subject to infringement claims from other parties. We are currently involved in several patent disputes (see “PART I – Item 1. Condensed Financial Statements - Note 8 – Commitments and Contingencies.” Problems with patents or other rights could increase the cost of our products, or delay or preclude new product development and commercialization. If infringement claims against us are valid, we may seek licenses that might not be available to us on acceptable terms or at all. Litigation would be costly and time consuming, but may become necessary to protect our proprietary rights or to defend against infringement claims. We could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others or in asserting claims against others.

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

In a letter dated November 8, 2007, the Acting General Counsel of the NIGC reiterated the statements made in her November 30, 2004 letter, that the NIGC did not then conclude that the agreements with the tribe that it reviewed constituted management agreements, but that the NIGC was concerned that, taken together, the agreements demonstrated a proprietary interest, by us, in the tribe’s gaming activity that may be contrary to law. Although we believe that we responded to the NIGC in 2004, explaining why the agreements did not violate the sole proprietary interest prohibition of IGRA and did not constitute a management agreement, the November 8, 2007 letter indicated that the NIGC did not receive the written explanation or further information and is now requesting an explanation. On December 17, 2007, we responded in writing to the NIGC, correcting the misstatements contained in the NIGC’s 2004 letter. To date, the Company has received no further communication from the NIGC on this issue.

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

(a)
As previously disclosed on our Form 8-K, as filed with the SEC on June 18, 2008, on June 15, 2008, the Company issued 250,000 shares of common stock to our new President and Chief Executive Officer, Anthony Sanfilippo, pursuant to a Stock Purchase Agreement, for $4.68 per share, which was the fair market value of the common stock on that date. On June 15, 2008, the Company also granted Mr. Sanfilippo an option to purchase 1,300,000 shares of common stock. The option is effective as of June 15, 2008, with an exercise price of $4.68, which was the fair market value of the common stock on the date of the grant.

(b)
The issuance of the common stock and the option were made in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. No commissions were paid in connection with the issuance of the stock.

(c)
We did not repurchase shares of our common stock during the most recently completed quarter. As of June 30, 2008, the maximum number of common shares that may be repurchased under the plans approved by our Board of directors was approximately 887,000. For a description of our authorized stock repurchase plans, see “PART I - Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders, or the Annual Meeting, of the Company was held on May 29, 2008. The Company had 24,398,396 shares of common stock (of 26,271,074 total shares outstanding on the record date) present at the meeting or represented by proxies. The following sets forth a brief description of each matter voted upon at the Annual Meeting and the results of the voting on each such matter:

(1) For the elections of the nominee directors that will hold office until the annual meeting of shareholders in 2009:

		Withheld Authority
	For	or Against
Michael J. Maples, Sr.	23,044,788	1,353,608
Robert D. Repass	23,048,368	1,350,028
John M. Winkelman	23,050,168	1,348,228
Emanuel R. Pearlman	23,046,842	1,351,554
Neil E. Jenkins	23,046,752	1,351,644

Our Board of Directors is comprised of the individuals elected at the Annual Meeting this year. In addition, on June 15, 2008, Mr. Sanfilippo was appointed to serve on the Board of Directors until the next annual meeting of shareholders by the Company’s Board of Directors.

(2) To ratify the selection of BDO Seidman, LLP by the Audit Committee of our Board of Directors to continue as the Company’s independent auditors for the fiscal year ending September 30, 2008.

FOR	AGAINST	ABSTAIN
23,977,332	166,881	254,183

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a) Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 8, 2008	Multimedia Games, Inc.

	By:	/s/ Randy S. Cieslewicz†
Randy S. Cieslewicz
Chief Financial Officer

†Mr. Cieslewicz is signing as an authorized officer and as our Principal Financial Officer and Principal Accounting Officer.

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION
3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Amendment to Articles of Incorporation	(2)
3.3	Second Amended and Restated Bylaws	(3)
10.1	Form of Indemnification Agreement	(4)
10.2	Loebig Employment Agreement	(5)
10.3	Sanfilippo Employment Agreement	(6)
10.4	Stock Purchase Agreement	(7)
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)
31.2	Certification of Principal Accounting Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)
32.1	Certification as required by Section 906 of the Sarbanes Oxley Act of 2002	(*)

(1)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission, or SEC, for the quarter ended March 31, 1997.
(2)	Incorporated by reference to our Form 10-Q filed with the SEC for the quarter ended December 31, 2003.
(3)	Incorporated by reference to our Form 8-K filed with the SEC on December 13, 2007.
(4)	Incorporated by reference to our Form 8-K filed with the SEC on June 4, 2008.
(5)	Incorporated by reference to our Form 8-K filed with the SEC on June 4, 2008.
(6)	Incorporated by reference to our Form 8-K filed with the SEC on June 18, 2008.
(7)	Incorporated by reference to our Form 8-K filed with the SEC on June 18, 2008.
(*)	Filed herewith.