Form 10-K
period 2008-09-30
MULTIMEDIA GAMES INC
filed 2008-12-15
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-28318

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

Non Accelerated Filer ☐                                                   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by nonaffiliates of the registrant computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2008) was $121,717,728 (assuming, for this purpose, that only directors and officers are deemed affiliates.)

As of December 8, 2008, the registrant had 26,628,571 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the registrant’s 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements reflecting Multimedia Games’ current forecast of certain aspects of our future. It is based on current information that we have assessed but which by its nature is dynamic and subject to rapid and even abrupt changes. Forward-looking statements include statements regarding future operating results, liquidity, capital expenditures, product development and enhancements, numbers of personnel, customer and strategic relationships with third parties, our strategy, the ability of the new management team to further develop, implement, and execute on any newly identified strategic plan, legal and regulatory uncertainties, including outcomes of litigation, the effects of such outcomes upon our business, changes in existing laws and regulations or in the interpretation of such laws and regulations, the effects of competition in the Class II market from games that we believe are non-Class II games, and the effects of uneven enforcement policies by the National Indian Gaming Commission in challenging such non-Class II games. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate,” or other words that convey the uncertainty of future events or outcomes. Our actual results could differ materially from those stated or implied by our forward-looking statements, due to risks and uncertainties associated with our business. These risks are described throughout this Annual Report on Form 10-K, which you should read carefully. We particularly refer you to the section under the heading “Risk Factors” for an extended discussion of certain of the risks confronting our business. The forward-looking statements in this Annual Report on Form 10-K should be considered in the context of these risk factors. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We derive the majority of our gaming revenues from participation (revenue sharing) agreements, pursuant to which we place systems, player terminals, proprietary and licensed content operated on player terminals, and back-office systems and equipment (collectively referred to as “gaming systems”), into gaming facilities. To a lesser degree, we earn revenue from the sale of or placement of gaming systems (e.g., the opening of a new casino, or a change in the law that allows existing casinos to increase the number of player terminals permitted under prior law) on a lease-purchase or participation basis and from the back-office fees generated by video lottery systems, principally in the Oklahoma and Washington State Class III markets. We also generate gaming revenue as consideration for providing the central determinant system for a network of player terminals operated by the New York State Division of the Lottery. In addition, we earn a small portion of our revenue from the sale of lottery systems and the placement of nontraditional gaming products, such as electronic scratch tickets, sweepstakes, or linked interactive paper bingo systems. Recently, we entered the international electronic bingo market and currently supply bingo systems to three customers in Mexico, whereby we receive fees based on the net earnings of each system. During fiscal 2009, we intend to generate revenue from the sale of non-linked Class III player terminals to Class III Native American markets. Additionally, we intend to begin an incremental entry into traditional commercial gaming markets.

The gaming industry is highly regulated, and we may be affected by expected and/or unforeseen judicial rulings or changes in applicable laws, or other changes in dynamic political, regulatory, socioeconomic, competitive and technological environments.

We specialize in server-based gaming systems commonly known as central determinant and downloadable systems. We provide these systems for use by Native American gaming operators in both Class II and Class III facilities, to racetrack casinos and commercial casinos, to operators of charity and commercial bingo gaming facilities, and for use in domestic and international lottery jurisdictions. We also provide player terminals for bingo systems and central-determinant video lottery systems.

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

Native American Gaming. Native American gaming is governed by the Indian Gaming Regulatory Act of 1988, or IGRA; IGRA established the National Indian Gaming Commission, or NIGC, and it granted the NIGC regulatory powers over certain aspects of Native American gaming. IGRA classifies games that may be played on Native American lands into three categories, each of which is subject to different regulations, as follows:

▪	Class I Gaming. Class I gaming includes traditional Native American social and ceremonial games. Class I gaming is regulated exclusively at the Native American tribal level.

▪
Class II Gaming. Class II gaming includes bingo, and if played at the same location where bingo is offered, pull tabs and other games similar to bingo. Class II gaming is regulated by individual Native American tribes, with the NIGC having oversight of the tribal regulatory process. States that allow bingo and games similar to bingo to be conducted by any other entity or for any other purpose, such as bingo at charities or schools, may not regulate Class II gaming, and therefore receive no tax revenues from income the tribes derive from Class II gaming.

▪
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

We believe that all of our Class II games, electronic player terminals, and gaming systems are designed and operated to meet the requirements of Class II gaming as defined by IGRA. Additionally, we intend to certify our Class II games and systems in accordance with the grandfathering provision of the newly enacted Technical Standards promulgated by the NIGC. Moreover, we believe that all of our Class III games and systems meet the requirements of the appropriate tribal-state compacts.

We currently offer our Native American Class II customers two gaming systems, our Legacy system and our New Generation system. In our Class II and Class III gaming markets, we currently provide gaming equipment to our customers on a participation (revenue sharing) basis, and derive revenue based on a percentage of the hold per day generated by each player terminal.

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

We offer intrafacility-linked Class III video lottery systems to Native American customers in Washington State. The majority of our Class III gaming equipment is sold for an up-front purchase price; under these purchases, we receive a small back-office fee; back-office fees cover the service and maintenance costs for back-office servers installed in each facility to run our Class III games, as well as the cost of related software updates. In addition, we offer Class III player terminals under both participation arrangements and lease-purchase arrangements. As of September 30, 2008, our Class III gaming systems were located in 14 gaming facilities in Washington State.

Charity Gaming. We design, develop, and in some cases, operate gaming systems for charity gaming enterprises. Charity bingo and other forms of charity gaming are operated by or for the benefit of nonprofit organizations, for charitable, educational and other lawful purposes. This and other forms of non-Native American gaming are not currently subject to a federal regulatory system, such as the one created by IGRA, to regulate Native American gaming. Regulation of charity gaming is vested with each individual state, and in some states, regulatory authority is delegated to county or municipal governmental units.

In Alabama, our largest charity market, constitutional amendments have been passed authorizing charity bingo in certain locations. The regulation of charity bingo in Alabama is typically vested with a local governmental authority. We typically place player terminals under participation arrangements in the charity market and receive a percentage of the hold per day generated by each of the player terminals. As of September 30, 2008, we had 2,279 player terminals in three facilities in Alabama.

Domestic and International Video Lottery Gaming. We designed and developed a central determinant system for the emerging state video lottery market. Our central determinant system includes all software, hardware and networks required to provide outcomes to, remotely manage, and to provide accounting reports for video lottery gaming conducted on player terminals at multiple locations. In January 2004, we installed our central determinant system for the video lottery network that the New York Lottery operates at licensed New York State racetrack casinos. We currently have approximately 13,000 video lottery terminals connected to our central determinant system. Our central determinant system is able to interface with, provide outcomes to and manage player terminals provided by others. As payment for providing and maintaining the central determinant system, we receive a small portion of the network-wide hold per day. We believe that we will be able to achieve future growth in the domestic and international video lottery market by leveraging our experience in the states of California, Washington, Iowa and New York, by our leadership in designing technologically advanced games and systems, and by having the ability to rapidly adapt game and system technology to satisfy emerging regulatory requirements.

International Commercial Bingo Market. In March 2006, we entered into a contract with Apuestas Internacionales, S.A. de C.V., or Apuestas, a subsidiary of Grupo Televisa, S.A., to provide traditional and electronic bingo gaming, technical assistance, and related services for Apuestas’ locations in Mexico. Apuestas currently has a permit issued by the Mexican Ministry of the Interior (Secretaria de Gobernación) to open and operate 65 bingo parlors. Apuestas is projecting that all 65 bingo parlors will be open by May 2011. As of September 30, 2008, we had installed 4,583 player terminals at 19 bingo parlors in Mexico under this contract with Apuestas. At September 30, 2008, all installed player terminals placed in the Apuestas bingo parlors are pursuant to a revenue share arrangement that is comparable with our Oklahoma market arrangements.

As of September 30, 2008, we have entered into separate contracts with three other companies incorporated in Mexico to provide traditional and electronic bingo gaming, technical assistance, and related services for bingo parlors in Mexico. As of September 30, 2008, we had installed 550 player terminals at three parlors in Mexico under these contracts.

The following table sets forth our end-of-period installed player terminal base by quarter and by product line for each of the five most recent quarters:

Quarter Ended	Reel Time Bingo	Legacy& Other(1)	Total Class II Units	Class III Units(2)	Mexico Electronic Bingo Units	Charity Units
9/30/2008	2,223	555	2,778	5,655	5,133	2,311
6/30/2008	2,132	555	2,687	5,375	4,294	2,362
3/31/2008	2,223	563	2,786	5,169	4,039	2,469
12/31/2007	3,477	508	3,985	4,419	3,513	2,513
9/30/2007	3,840	550	4,390	4,088	2,515	2,569

(1)
At September 30, 2007 and December 31, 2007, includes 166 traditional electronic bingo games installed in certain international markets. At March 31, 2008, June 30, 2008 and September 30, 2008, includes 252 traditional electronic bingo games installed in certain international markets.

(2)
Beginning December 31, 2007, includes 50 units installed in Rhode Island. The balance of the unit totals for both periods reflects the placement of units pursuant to the approved gaming compact between Native American tribes, racetracks and the State of Oklahoma, including stand-alone games of Multimedia Games’ and other vendors.

Our Strategy

With a large installed base of electronic gaming devices provided to customers under revenue-sharing arrangements, our strategy is to leverage our strong customer relationships, industry expertise and management skills to enhance the profitability of our placements while increasing the number of unit placements in current markets, as well as new markets. We plan to achieve this progress in Native American, commercial casino, charity and video lottery and other domestic and international gaming markets by placing more high-performing proprietary and/or third-party gaming devices, at facilities owned by our current customer base while simultaneously expanding the number of markets in which we conduct business. In doing so, we expect to increase our revenues, diversify our revenue sources and expand the number of customers we serve and the number of jurisdictions in which we conduct business. In addition, we plan to use our expertise and technology to develop new products and to expand into other new markets for interactive gaming. Our strategies include the following:

Continue marketing products to and developing new products for the existing and emerging interactive and conventional gaming markets for commercial and Native American Class III casinos. In addition to our proprietary Class III products and third-party Class III products that we are currently providing, we plan to market new proprietary content and stand-alone player terminals as well as certain third-party gaming content and platforms that we have agreements for, to both the Native American Class III casino and the commercial casino markets.

Protect and grow our existing priority revenue streams. Through prior agreements, we have established significant relationships with customers in the Oklahoma, Alabama, Washington State and Mexico markets. Through these relationships, we have secured significant floor space for the placement of electronic gaming devices and have developed meaningful installed bases of electronic gaming devices with key customers. We are prioritizing our efforts to work more closely with these customers to optimize the performance of our installed base of units at each location by focusing increased attention on game mix and performance, developing marketing and promotional programs that leverage our management teams’ significant experience in casino management, and providing appropriate levels of networking and systems support. In addition, where appropriate, we will provide assistance to our key customers in the form of project management, with a focus on facility layout and planning, gaming floor configuration and customized marketing and promotional initiatives. Such activities are largely new undertakings made possible by the significant casino operation experience of our senior management team.

Tailor Class II development and placement efforts to meet current market dynamics. The landscape for Class II gaming continues to change and we will limit future efforts in this space to select markets that meet the current and future potential profitability criteria that we have established. In addition to our expertise in Class II gaming-product development, we also plan to leverage third-party offerings where appropriate, to support expanding or retaining customer relationships, and to enhance the overall level of gaming solutions we provide to our Class II gaming customers, with the overriding goal of enhancing our net gaming revenue.

Continue to pursue revenue share opportunities. We have been successful in establishing long-term development agreements with key customers, which have expanded both our customer base and our installed base of player terminals at customer’s facilities. We will continue to seek additional agreements, whereby we would advance funds to our customers for the construction of new gaming facilities or for the expansion of existing facilities, in return for which we would receive certain contractual commitments regarding the placement of player terminals under revenue-sharing arrangements at the gaming facility.

Accelerate our product development efforts: We plan to offer more proprietary Class III products in more tribal and commercial casino Class III markets. Our efforts will be focused on several fronts including aggressively pursuing licensing in Class III markets beyond Oklahoma and Rhode Island, the two markets where we are currently licensed. By increasing the number of markets where we are licensed, we will increase the number of customers to whom we can market our proprietary Class III player terminals. As we pursue new Class III market opportunities, we will focus our marketing efforts on offering the “best in class” of our Class III proprietary products based on the performance of these products in markets where they are presently deployed. Such practice will allow us to bring market-performance data for specific games and titles to potential customers. In addition, we are achieving initial success with content deployed on our (wide-body) proprietary gaming cabinet and we plan to make this a feature offering as we enter new Class III gaming markets. Our Class III market strategy also includes a focus on offering gaming devices that address the emerging niche-market product category of Community Gaming. We are well suited to offer products for this category, as we possess the substantial intellectual property based on our strength in gaming systems and networked gaming technologies established through our long-term Class II gaming activities. We will also pursue systems and server-based gaming opportunities, as we are well positioned to address specific needs of tribal gaming and are positioning ourselves to address the needs of commercial casino gaming customers, such as tournament play, through the further development and marketing of existing technologies, including our Casino Commander functionality.

Pursue professional service contracts: Our senior management team collectively possesses decades of experience successfully managing commercial casinos. We believe there is meaningful customer demand for access to such expertise in both our existing markets and in markets that we expect to enter. It is anticipated that under our professional service contracts, we may provide services such as facility operation and optimization, gaming facility layout, development and planning, gaming-floor configuration, project management and customized marketing and promotional programs to both existing and prospective customers. We plan to pursue opportunities to leverage this commercial casino management experience into the execution of contracts that provide new, high-margin revenue streams.

Develop additional system-based and stand-alone products for domestic and international video lottery operators and regulators. We currently provide video lottery technologies to Native American tribes in the state of Washington and also provide the central determinant system for the New York State Lottery’s video lottery terminal offerings at eight racetracks in the state. We expect a ninth racetrack with more than 4,000 additional video lottery devices to become operational in New York within the next two years. In addition, voters in Maryland have recently approved the placement of video lottery terminals at racetracks, and we plan to leverage our expertise and history of stability in the operation of video lottery systems to pursue a contract for this and other markets. There are also ongoing legislative initiatives in other states that, if successful, would permit the play of video lottery games in new jurisdictions. We plan to leverage our core systems, accounting, database, encrypted communication, interoperability, data center, network operation center and gaming system operations capabilities to develop proprietary products to facilitate the regulators’ performing their oversight responsibilities.

Pursue expansion in the existing and emerging domestic charity gaming market. There are ongoing legislative initiatives in a number of jurisdictions that, if successful, we believe would allow the use of our technology in charity gaming facilities in those jurisdictions. We currently supply systems and/or player terminals to charity operators in Alabama and Louisiana that are authorized to conduct bingo games on behalf of certain nonprofit organizations. As of September 30, 2008, we had installed a total of 2,311 player terminals in the charity gaming market. If similar legislative initiatives are successful in other markets, we believe we will be able to expand into new and evolving markets by building upon our existing gaming system and bingo gaming technology, infrastructure, product base and regulatory expertise.

Our Competitive Strengths

We intend to execute our strategy by leveraging our competitive strengths, which include:

Senior management team with extensive gaming operations experience. Since mid 2008, we have appointed experienced gaming industry managers to lead our efforts including a new Chief Executive Officer, Chief Operating Officer, Chief Marketing Officer and General Counsel, each of which brings extensive experience and a track record of success in the management of commercial casinos to the Company. These managers have a total of more than 60 years of gaming operations experience which will be an advantage in our ability to leverage the benefits of our revenue participation model. We have also added other gaming operations talent to the organization as we increase our ability to deploy industry proven analytical tools that will benefit our operations.

Large committed floor space with key customers. We have agreements with key customers in the Oklahoma, Alabama and Mexico markets that provide for significant allocation of floor space at several facilities. These customers are acknowledged leaders in their respective markets, and the commitment of large percentages of their gaming floors to our offerings provides us with stability in our installed base of operating units, as well as opportunities to leverage our collective knowledge and experience in the gaming industry to work with these customers on the deployment of tailored services that can generate immediate and long-term benefits for all parties.

Recurring revenue from existing installed base. We derive most of our revenues from participation arrangements with our customers through which we receive a percentage of the hold per day generated by each of our player terminals. At September 30, 2008, our installed base of units on participation totaled nearly 16,000 games. Therefore, our interests are closely aligned with those of our customers, since a substantial portion of our revenues is dependent on the revenues they generate.

State-of-the-art networked systems. Since our inception, Multimedia Games has focused on a type of gaming that has come to be known within the gaming industry as server-based central-determinant gaming and we are a leader in networked-enabled gaming solutions such as our Casino Commander system which has attractive revenue-enhancing features that have been benefiting our customers since its deployment several years ago. Increasingly, many industry peers and operators are recognizing the power of this type of gaming system architecture, and we believe our leadership in this arena will allow us to develop new products that enhance the gaming experience. In addition, we believe that our experience in operating networked gaming will help us enter new markets in the future.

Full service gaming solutions. Our technology-driven approach to our business has yielded what we believe are the most flexible and innovative gaming systems in the North American gaming industry. In addition to our networked systems capability, we currently offer Class II and Class III gaming content and platforms, charity bingo products, operate Lottery systems in several markets and provide casino management solutions including cashless payment, player tracking and accounting systems to our customers. We believe that our investment in and focus on the use of emerging technologies will help us procure additional non-commodity-priced business in the future. Our technology embraces the development of new tools to enable gaming operators to collect and mine data that empowers them to optimize their gaming facility earnings.

Class II and Class III game focus. We currently offer proprietary game themes for Class II and Class III customers, and are in the process of expanding our Class III game library as well as the number of markets for which we will offer such products. We plan to port our most successful proprietary Class II titles to our Class III platform as we consider this the best strategic and economic approach to expanding our Class III market presence. Our ability to offer both Class II and Class III products provides us with advantages in working with certain tribal customers that seek to have diverse game offerings at their facilities, while providing Multimedia Games with opportunities to address new international markets and seek out agreements with new customers in new commercial casino markets.

In addition, we have license agreements in certain markets whereby we have access to proven leading third-party game themes which we may use in our Class II, Class III, charity bingo and certain other markets. These license agreements with other suppliers allow us to use some of their most popular game themes, which have player-tested acceptance in worldwide gaming markets. These games are offered with a variety of pay tables, prize distributions and currency denominations. By offering both proprietary and third-party products we have an extensive library of gaming content to offer our customers.

International footprint. We have continued to grow our footprint of products in markets outside of the United States. At the end of fiscal 2008, we had an installed base of more than 5,000 units in Mexico and approximately 250 installed units in another international market. In addition, we are developing an electronic bingo system for the Ontario charity market. We expect additional international markets will pursue various forms of gaming that we are well suited to address.

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

Continual upgrades of our existing hardware, communication network infrastructure, systems and application software to incorporate state-of-the-art architecture. We systematically upgrade the components contained in the player terminals located at our customers’ facilities so that the terminals can use our most up-to-date technology.  This allows for us to enhance the gaming and entertainment experience of our end users by offering games that play at high speed, as well as for us to implement new technology to offer advanced graphics and sounds in all of the gaming markets that we serve.

Our Products and Services

Class II Games and Systems. We provide the Class II Native American gaming market with linked, interactive electronic games and related online systems and player terminals. These games, systems and player terminals include:

▪	Flexible gaming systems that enable us to operate games efficiently and to regularly launch new game engines;

▪	Flexible game engines that enable us to display the same underlying bingo game utilizing various game themes;

▪	High-speed, interactive Class II bingo games and game themes we designed and developed that provide our end users with an entertaining gaming experience;

▪
Player terminals linked via nationwide, broadband telecommunications network, thereby enabling us to rapidly build quorums and broaden participation in games run throughout the country, and monitor the performance of our network in real time;

▪	Information services that allow our customers to monitor their gaming activities and to improve service to end users; and

▪	Back-office, accounting and player tracking systems that help our customers optimize their earnings.

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

In January 2001, we introduced our New Generation gaming system and its related family of game engines with the launch of MegaNanza®, a bonanza-style bingo game, where the bingo numbers are drawn before the bingo cards are purchased. The faster-paced New Generation gaming system enhances the entertainment and gaming experience of our end users, resulting in an overall increase in the number of end users playing our games.

In June 2002, we introduced Reel Time Bingo®, a high-speed, “standard-sequence” bingo game (meaning that the cards are purchased before the balls are drawn), which is played on our New Generation system. As of October 27, 2003, we had converted all of our MegaNanza® games to some version of Reel Time Bingo, both in response to the settlement agreement reached between us and the NIGC, and to take advantage of improved technologies.

We continually strive to improve the capabilities of our core gaming system. In November 2003, we introduced and began deploying our Gen IV gaming system. This deployment has enabled us to operate games with complex bonus rounds, to operate real-time, interfacility progressives and to provide better interoperability between gaming systems. Furthermore, our Gen IV gaming system has allowed us to operate multiple gaming engines within a single facility. This has been especially beneficial in certain Oklahoma facilities where the operators have decided to continue offering Class II games after they begin offering the new Class III games that are permitted under the tribal-state compact. In July 2005, we introduced and began deploying our Gen5 gaming system. The Gen5 product features a more robust database for accounting; player tracking and database marketing; enhanced hardware and software redundancy; the ability to provide customers with currency accounting and player tracking support for third-party vendor games; and the ability to offer Class II and Class III games on a single integrated system.

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

Our Class II games are linked via nationwide, broadband telecommunications network, which provides several important benefits to us, our customers and our end users:

▪	A large number of potential players are available to rapidly build quorums for individual games.

▪	For certain game designs, larger numbers of end users can compete in a single game, which increases the size of the prize pool.

▪
Class II gaming requires that there be more than one end user participating in a game. Our network enables end users to link with each other more quickly, thereby increasing the number of games played during a given period.

▪	We are able to introduce technological enhancements via our network without the need for location-by-location down time, thereby avoiding lost revenues for our customers.

▪	We are able to monitor network performance in real time, which allows us to quickly identify and respond to network problems and avoid significant down time.

▪
With our ability to launch new games broadly over a large number of player terminals, the chance that any new game will become popular with end users is increased, since the frequency of prizes and its related effect upon the popularity of a game depends in part on the total number of end users participating in the same game.

In addition, our back-office system provides accounting, management and information services to our customers, who are able to monitor all aspects of their gaming activities by player terminal, by game and by gaming facility. Our back-office system normally includes a database server that archives details of distribution and sales, as well as end-user information used by the gaming facilities for marketing and player tracking, and a management terminal that can monitor game-system operation and generate system reports. As part of the MGAMe system, we also offer a player-tracking system that allows facilities to track the playing preferences of those individual end users who have elected to participate in that facility’s player-tracking program, and whereby, we gain potentially valuable design insight into game features that appeal to end users. It also serves as a marketing tool for our customers, who are made aware, in real time, of end users playing in their facility.

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

Class III Games and Systems for Washington. We sell, rent or lease Class III gaming equipment to Native American customers in the state of Washington and receive a small back-office fee. Back-office fees cover the service and maintenance costs for back-office servers installed in each facility to run our Class III games, as well as the cost of related software updates. Class III video lottery gaming in the state of Washington is allowed pursuant to a compact between the state and certain Native American tribes in that state. The compacts contain the specifications for permissible video lottery systems in the state, including:

▪	Only those player terminals within the same gaming facility may be linked with one another;

▪	The system must be cashless; and

▪	The implementation of each game and all system components and software must be approved by an independent gaming laboratory as well as by the gaming laboratory operated by Washington State.

An end user who wishes to play our Class III games in the state of Washington must open an account with the cashier in the facility and receive a card encoded with an account number and a personal identification number. The end user can then use the card to buy an electronic ticket at a player terminal, add money to the account at a point-of-sale terminal, or cash out the account.

Electronic replicas of scratch tickets are shown on the player terminals, with the results of the wager displayed in a variety of graphical game formats that entertain the end user with motion and sound before revealing the value of the scratch ticket. We have license agreements with third parties that allow us to use several of their popular game themes in the state of Washington. Our Class III player terminals are available in a variety of freestanding and bar-top styles, having a look and feel that is consistent with traditional video slot machines.

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

Class III Games and Systems for Native American and Commercial Casino Markets

During fiscal 2007, we began designing and developing stand-alone Class III player terminals to be sold or placed on a revenue share basis in the very large and broad Class III stand-alone gaming market for Native American casinos as well as domestic and international commercial casinos. All player terminals delivered to these markets will have to receive specific jurisdictional approvals from the appropriate testing laboratory and from the appropriate regulatory agency. Our first group of stand-alone player terminals has been placed in the Class III stand-alone market in Rhode Island. We believe that we will deliver additional player terminals to other Class III markets beginning in fiscal 2009. We have recently announced key senior management personnel additions which we believe will help accelerate our entrance into new Class III markets and traditional commercial gaming jurisdictions.

Charity Market. Charity bingo and other forms of charity gaming are operated by or for the benefit of nonprofit organizations for charitable, educational and other lawful purposes. These games are typically only interconnected within the gaming facility where the terminals are located. Regulation of charity gaming is vested with each individual state, and in some states, regulatory authority is delegated to county or municipal governmental units. In Alabama, our largest charity market, constitutional amendments have been passed authorizing charity bingo in certain locations. The regulation of charity bingo in Alabama is typically vested with a local governmental authority. We typically place player terminals under participation arrangements in the charity market and receive a percentage of the hold per day generated by each of the player terminals. As of September 30, 2008, we had 2,279 high-speed, standard bingo games installed for the charity market in three Alabama facilities. In addition, we had 32 charity gaming units in the state of Louisiana at September 30, 2008.

State Video Lottery Market. In January 2004, we began the first operation of our central determinant system for the video lottery terminal network that the New York Lottery operates at licensed New York State racetracks. Our central system is able to interface with and manage player terminals that are provided by others. As payment for providing and maintaining the central determinant system, we receive a small portion of the network-wide hold per day. Our contract with the New York Lottery provides for a three-year term with an additional three one-year automatic renewal under certain conditions. We are seeking to take advantage of the recently passed legislation in New York State that allows the New York Lottery to extend its vendor contracts at its sole discretion, notwithstanding the automatic renewal provision. We are working to significantly extend the current contract which is set to expire in 2010.

International Commercial Bingo Market. In March 2006, we entered into a contract with Apuestas Internacionales, S.A. de C.V., or Apuestas, a subsidiary of Grupo Televisa, S.A., to provide traditional and electronic bingo gaming, technical assistance, and related services for Apuestas’ locations in Mexico. Apuestas currently has a permit issued by the Mexican Ministry of the Interior (Secretaria de Gobernación) to open and operate 65 bingo parlors. Apuestas is projecting that all 65 bingo parlors will be open by May 2011. As of September 30, 2008, we had installed 4,583 player terminals at 19 parlors in Mexico under this contract with Apuestas. At September 30, 2008, all installed player terminals placed are pursuant to a revenue share arrangement that is comparable with our Oklahoma market arrangements.

As of September 30, 2008, we had entered into separate contracts with three other companies incorporated in Mexico to provide traditional and electronic bingo gaming, technical assistance, and related services for bingo parlors in Mexico. As of September 30, 2008, we had installed 550 player terminals at three parlors in Mexico under these contracts.

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

For the year ended September 30, 2008, research and development expenses decreased by 10%, to $16.2 million, from $18.1 million for the same period of 2007. This decrease primarily resulted from a decreased headcount in our development group, as we have realigned our development teams in response to our near-term move toward stand-alone gaming. We expect our research and development expenses to decrease as we plan to narrow our product portfolio and systems.

Gaming Contracts

All of our Class II and Class III gaming revenues are derived through contracts with our Native American customers. Our contracts typically run over multiple years, and can be terminated earlier under certain specified conditions. The contracts specify the quantity and type of player terminals to be installed, and the terms of the rental or participation arrangement. In some instances, there is also a limited waiver of sovereign immunity by certain tribes that typically provides for the arbitration of any dispute under the contract, and the right to enforce any decision of the arbitrator by application to a federal or state court having jurisdiction, while in other instances there is no limited waiver of sovereign immunity. Our largest customer, who accounts for over 39% of our revenue, has not given us a limited waiver of sovereign immunity. Under these contracts, we are also granted the right, under certain circumstances, to enter the land of the Native American tribe for the purpose of removing our property. See “Risk Factors – We do not rely upon the term of our customer contracts to retain the business of our customers,” and “– Our ability to enforce Contractual Rights on Native American Land.” Furthermore, the NIGC has recently expressed concern that some of our “forms of contract” may violate the spirit of the “sole proprietary interest” concept that is required to be written into all tribal gaming regulations.

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

Licenses and Registrations

We are licensed by the State of Washington to sell Class III video lottery systems and to conduct Class III gaming in that state, and we are licensed by the state of Louisiana as a manufacturer of charitable gaming equipment. In Minnesota, we are licensed by the state as a linked bingo prize provider. For Class II or Class III gaming, we are licensed by all Native American jurisdictions in which we do business. We have sought and obtained determinations that our New Generation games are Class II gaming from each tribe’s gaming commission prior to the installation of the games in their facilities. We are also licensed by the State of New York for the purpose of providing the central-determinant-driven video lottery system operated at certain racetracks.

In accordance with the Federal Gambling Devices Act of 1962, we are required to register annually with the Criminal Division of the United States Department of Justice. This registration is required in order for us to sell, distribute, manufacture, transport and/or receive gaming equipment, machines or components across interstate lines.

Competition

We currently compete in a variety of gaming markets with companies that are both larger and smaller than we are. We compete with other vendors for customers, primarily on the basis of the amount of profit our gaming products generate for our customers in relation to other vendors’ gaming products and the prices and / or fees that we choose for our products and services. We believe that the most important factor influencing our customers’ product selection is the appeal of those products to end users. This appeal has a direct effect on the volume of play by end users, and drives the amount of revenue generated for and by our customers. Our ability to remain competitive depends primarily on our ability to continuously develop new game themes, gaming engines, hardware platforms and systems that appeal to end users, and to introduce those game themes and systems in a timely manner. See “Risk Factors – Our future performance will depend on our ability to develop and introduce new gaming systems and to enhance existing games that are widely accepted and played.” We may not be able to continue to develop and introduce appealing new game themes and systems that meet the demands of current or prospective customers.

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

Employees

At September 30, 2008, we had 484 full-time and part-time employees, including 210 engaged in field operations and business development, 206 in system and game development, 22 in sales and marketing activities, 17 in accounting functions, and 29 in other general administrative and executive functions. We do not have a collective bargaining agreement with any of our employees. We believe our relationship with our current employees is good.

We have announced a plan targeting a $5 million reduction in operating expenses that will be effective no later than March 31, 2009.

Governmental Regulation

General. We are subject to federal, state and Native American laws and regulations that affect both our general commercial relationships with our Native American tribal customers as well as the products and services provided to them. We also offer products for charity bingo markets that are subject to state and local regulation. Our ability to enter into traditional commercial gaming jurisdictions is subject to established state regulatory requirements. The following is only a summary of the more material aspects of these laws and regulations, and is not a complete recitation of all applicable law.

Federal Regulation. The most important pieces of federal legislation affecting our business are:

▪	the IGRA which is administered by the NIGC and the Secretary of the United States Department of the Interior; and

▪
the Federal Gambling Devices Act of 1962, or the Johnson Act, which requires annual registration, and various record-keeping and equipment –identification requirements. If we fail to comply with the Johnson Act requirements, we could be subject to various penalties including, but not limited to, the seizure and forfeiture of equipment.

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

▪
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

We believe the 2004 Oklahoma legislation significantly clarifies and expands the types of gaming permitted by Native America tribes in that state. We expect continued intensified competition from vendors currently operating in Oklahoma, as well as new competitors with significant gaming experience and financial resources. As the rules and regulations governing Class II gaming are clarified by court decisions and by new rule-making procedures, we anticipate more competition and further pressure on our market and revenue share percentages in Oklahoma. New tribal-state compacts, such as the Oklahoma gaming legislation passed by referendum in 2004, have also led to increased competition. In addition, we continue to experience an extended period of uncertainty relative to enforcement of existing restrictions on non-Class II devices, which is forcing us to continue competing against games that do not appear to comply with the published regulatory restrictions on Class II games. As a result of this increased competition in Oklahoma, we have and may continue to experience pressure on our pricing model, with the result that gaming providers are competing on the basis of price as well as the entertainment value and technological superiority of their products. While we will continue to compete by regularly introducing new and more entertaining games with technological enhancements that we believe will appeal to end users, we believe that the level of revenue retained by our customers from their installed base of player terminals will become a more significant competitive factor, one that may require us to change the terms of our participation arrangements with customers.

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

▪
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

Native American Regulation of Gaming. IGRA requires that Native American tribes adopt and submit for NIGC approval the ordinances that regulate tribes’ conduct of gaming. While these ordinances vary from tribe to tribe, they commonly provide for the following:

▪	Native American ownership of the gaming operation;

▪	Establishment of an independent tribal gaming commission;

▪	Use of gaming net revenues for Native American government, economic development, health, education, housing or related purposes;

▪	Independent audits, including specific audits of all contracts for amounts greater than $25,000;

▪	Native American background investigations and licenses;

▪	Adequate safeguards for the environment, public health and safety; and

▪	Dispute resolution procedures.

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

Available Information. Through the Investor Relations link on our website, www.multimediagames.com, we make available free of charge to the public, as soon as reasonably practicable after such information has been filed with the Securities and Exchange Commission, or SEC, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act. The public may read and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website, www.sec.gov, which includes reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. Additionally, we make available free of charge on our internet website: i) our Code of Business Conduct and Ethics; ii) the charter of our Nominating and Governance Committee; iii) the charter of our Compensation Committee; and iv) the charter of our Audit Committee.

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

Our business operations and product offerings are subject to strict regulatory licenses, findings of suitability, registrations, permits and/or approvals.

Our ability to conduct our existing traditional business, expand operations, develop and distribute new products, games and systems, and expand into new gaming markets is subject to significant federal, state, local, Native American, and foreign regulations. Specifically, our company, officers, directors, key employees, major shareholders, and products, games and systems are subject to licenses, findings of suitability, registrations, permits and/or approvals necessary for the operation of our gaming activities.

We have received licenses, findings of suitability, registrations, permits and/or approvals from a number of state, local, Native American, and foreign gaming regulatory authorities. Our tribal customers are empowered to develop their own licensing procedures and requirements, and we currently have limited, if any, information regarding the ultimate process or expenses involved with securing and or maintaining licensure by the tribes. Moreover, tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within the tribe.

We may require new licenses, permits and approvals in the future, and such licenses, permits or approvals may not be granted to us. Obtaining and maintaining all required licenses, findings of suitability, registrations, permits and/or approvals is time consuming and expensive. The suspension, revocation, nonrenewal or limitation of any of our licenses would have a material adverse effect on our business operations, financial condition and results of operations.

Our ability to effectively compete in Native American gaming markets is vulnerable to legal and regulatory uncertainties.

Historically, we have derived most of our revenue from the placement of Class II player terminals and systems for gaming activities conducted on Native American lands. These activities are subject to federal regulation under the Gambling Devices Act, 15 U.S.C. § 1171, et seq (“Johnson Act”), the Indian Gaming Regulatory Act of 1988 (“IGRA”), the National Indian Gaming Commission (“NIGC”), and the regulatory requirements of various tribal gaming commissions. The Johnson Act broadly defines “gambling devices” to include any “machine or mechanical device” designed and manufactured “primarily” for use in connection with gambling, and that, when operated, delivers money or other property to a player “as the result of the application of an element of chance.” A government agency or court that literally applied this definition, and did not give effect to subsequent congressional legislation or to certain regulatory interpretations or judicial decisions, could determine that the manufacture and use of our electronic player terminals, and perhaps other key components of our Class II gaming systems that rely to some extent upon electronic equipment to run a game, constitute Class III gaming and, in the absence of a tribal-state compact, are illegal. Our tribal customers could be subject to significant fines and penalties if it is ultimately determined they are offering an illegal game, and an adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for our business, operating results and prospects. Other government enforcement, regulatory action, judicial decisions, proposed legislative action, rumors that have in the past and will continue to affect our business, operating results and prospects, include but are not limited to:

▪
proposed legislation that would classify electronic technologic aids used by Native American tribes in Class II games, such as bingo, as gambling devices, and/or require certification by the NIGC of the Class II technologic aids;

▪	proposed legislation that would authorize the NIGC to promulgate regulations regarding the use of technologic aids;

▪
proposed rules by the NIGC concerning classification standards to distinguish between Class II games played with technologic aids and Class III facsimiles of games of chance, a revision of the definition of “electronic or electromechanical facsimile;

▪	proposed legislation and/or rules that would allow the NIGC authority to review contracts between Native American tribes and their suppliers;

▪	government enforcement, regulatory action, judicial decisions, or the prospects or rumors involving any of our games which have not been reviewed and / or approved as legal Class II games by the NIGC;

▪
contractual and regulatory interpretations and enforcement actions by state regulators and/or courts with regard to compacts between the state various tribes, including but not limited to tribes with compacts in the states of Washington and Oklahoma;

▪	adverse rulings regarding game classification by state and/or federal courts;

▪	adverse regulatory decisions by tribal gaming commissions;

▪
lack of regulatory or judicial enforcement action. In particular, we believe we have lost, and could continue to lose, market share to competitors who offer games that do not appear to comply with published regulatory restrictions on Class II games, and thereby offer features not available in our products;

▪	the use of sovereign immunity by the tribes to interfere with our ability to enforce our contractual rights on Native American land;

▪	new laws and regulations relating to Native American gaming may be enacted, and that existing laws and regulations could be amended or reinterpreted in a manner adverse to our business;

▪
investigations by the Inspector General for the Department of the Interior and the Acting General Counsel for the NIGC into the practice of certain tribes conducting gaming on land originally acquired in trust for non-gaming purposes; and

▪
a determination by the NIGC that our development agreements, either by themselves or when taken together with other agreements demonstrate a proprietary interest by us in the tribes gaming activity. Management contracts are subject to additional regulatory requirements and oversight, including preapproval by the NIGC that could delay our providing products and services to customers, as well as divert customers to our competitors.

All of the above risk factors could result in significant and immediate adverse impacts on our business and operating results. Additionally, each of the above described risk factors increase the cost of doing business and could take our executives’ attention away from operations. The trading price of our common stock has in the past and may in the future be subject to significant fluctuations based upon market perceptions of the legal status of our products and our ability to compete in the Native American markets. Regulatory action against our customers or equipment in these or in other markets could result in machine seizures and significant revenue disruptions, among other adverse consequences. Moreover, tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within the tribe. Changes in tribal leadership or tribal political pressure can affect our business relationships within Native American markets.

The ultimate outcome of pending litigation is uncertain.

We are involved in a number of commercial and intellectual property litigation matters. Current estimates of loss regarding pending litigation may not be reflective of final outcome. The results of rulings, judgments and/or settlements of pending litigation may result in financial liability that is materially higher than what management has estimated at this time. We make no assurances that we will not be subject to liability with respect to current or future litigation. We maintain various forms of insurance coverage. However, substantial rulings, judgments and/or settlements could exceed the amount of insurance coverage (or any cost allocation agreement with an insurance carrier), or could be excluded under the terms of an existing insurance policy. Additionally, failure to secure favorable outcomes in pending litigation could result in adverse consequences to our business, operating results and/or overall financial condition (including without limitation, possible adverse effects on compliance with the terms of our credit facility).

Our ability to enforce contractual rights on Native American land.

Federally recognized Native American tribes are independent governments, subordinate to the United States, with sovereign powers, except as those powers may have been limited by treaty or by the United States Congress. The power of Native Americans tribes to enact their own laws, regulate gaming operations and contracts, is an exercise of Native American sovereignty, as recognized by IGRA. Native American tribes maintain their own governmental systems and often their own judicial systems. Native American tribes have the right to tax persons and enterprises conducting business on Native American lands, and also have the right to require licenses and to impose other forms of regulation and regulatory fees on persons and businesses operating on their lands.

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

Our contracts with some Native American customers include a limited waiver of each tribe’s sovereign immunity, and generally provide that any dispute regarding interpretation, performance or enforcement shall be submitted to, and resolved by, arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and that any award, determination, order or relief resulting from such arbitration is binding and may be entered in any court having jurisdiction. However, in some instance, there is no limited waiver of sovereign immunity. Our largest customer, who accounts for over 39% of our revenue, has not given us a limited waiver of sovereign immunity. In the instances where tribes have not waived sovereign immunity, or in the event that a limited waiver of sovereign immunity is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a tribe. These rights and remedies include, but are not limited to, our right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract.

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

As we expand into new markets, we expect to encounter business, legal, operational and regulatory uncertainties similar to those we face in our Native American gaming business. As a result, we may encounter legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. If we are unable to effectively develop and operate within these new markets, then our business, operating results and financial condition would be impaired.

Successful growth in accordance with our strategy may require us to make changes to our gaming systems to ensure that they comply with applicable regulatory requirements, and may require us to obtain additional licenses. In certain jurisdictions and for certain venues, our ability to enter these markets will depend on effecting changes to existing laws and regulatory regimes. The ability to effect these changes is subject to a great degree of uncertainty and may never be achieved. We may not be successful in entering into other segments of the gaming industry.

Generally, our placement of systems, games and technology into new market segments involves a number of business uncertainties, including:

▪	Whether our resources and expertise will enable us to effectively operate and grow in such new markets;

▪	Whether our internal processes and controls will continue to function effectively within these new segments;

▪	Whether we have enough experience to accurately predict revenues and expenses in these new markets;

▪	Whether the diversion of management attention and resources from our traditional business, caused by entering into new market segments, will have harmful effects on our traditional business;

▪	Whether we will be able to successfully compete against larger companies who dominate the markets that we are trying to enter; and

▪	Whether we can timely perform under our agreements in these new markets.

Our ability to expand into international gaming markets will present new challenges and risks that could adversely affect our business or results of operations.

We have only recently begun to develop international business, and we realized revenue from the sale of an Electronic Instant Lottery System to the Israel National Lottery during fiscal 2006 and from contracts to supply Electronic Bingo Terminals to casinos in Mexico during fiscal years 2006, 2007, and 2008. Neither our transactions in Israel nor in Mexico have been profitable to date or are currently profitable, and may not lead to future profitable business. To date, there are not as many permanent facilities opened in Mexico as we originally projected, and the hold per day in certain of the open facilities in Mexico has not met our original expectations. There can be no assurances that our games will gain market acceptance in Mexico, additional facilities will open in Mexico, or that the hold per day will increase in those facilities in Mexico currently not meeting our expectations. International transactions are subject to various risks, including but not limited to:

▪	Currency fluctuations;

▪	Higher operating costs due to local laws or regulations;

▪	Unexpected changes in regulatory requirements;

▪	Tariffs and other trade barriers

▪	Costs and risks of localizing products for foreign countries;

▪	Difficulties in staffing and managing geographically disparate operations;

▪	Greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;

▪	Challenges negotiating and enforcing contractual provisions;

▪	Repatriation of earnings; and

▪	Anti-American sentiment due to the war in Iraq and other American policies that may be unpopular in certain regions, particularly in the Middle East.

Our ability to comply with interpretation of federal regulations.

We may face regulatory risks as a result of interpretations of other federal regulations, such as banking regulations, as applied to our gaming systems. We may be required to make changes to our games to comply with such regulations, with attendant costs and delays that could adversely affect our business. Specifically, the IRS is conducting a Bank Secrecy Act audit at one of the tribal casinos, the NIGC has deferred a determination of whether the tribal gaming operations are in compliance with (25 C.F.R. § 542.3(c)(2) until the IRS audit is completed.

Our ability to develop, enhance and/or introduce successful gaming systems and games.

We may be unable to successfully and cost effectively develop and introduce new and enhanced gaming systems, games and content that will be widely accepted both by our customers and their end users. Additionally, we may be unable to enhance existing products in a timely manner in response to changing regulatory, legal or market conditions or customer requirements, or new products and/or new versions of our existing products may not achieve market acceptance. A decrease in demand for our games could also result in an increase in our inventory obsolescence charges.

Our limited control over our customer’s casino operations.

Collectively our senior management has decades of successful experience in gaming operations. Where appropriate, we seek to provide assistance to our key customers in the form of project management, with a focus on facility layout and planning, gaming floor configuration and customized marketing and promotional initiatives. However, our key customers are solely responsible for the operations of their facilities. Our key customers may not take our advice on their operations, marketing, facility layout, gaming floor configuration, and / or promotional initiatives. To the extent that our machines are not a part of an optimized facility layout or gaming floor configuration and / or to the extent that our machines are not supported by effective marketing / promotional initiatives, our operating results could suffer.

Our dependence upon a few customers who are based in Oklahoma.

For the years ended September 30, 2008,2007 and 2006, approximately 58%, 59% and 52%, respectively, of our gaming revenues were from Native American tribes located in Oklahoma, and approximately 39%, 42% and 36%, respectively, of our gaming revenues were from one tribe in that state. The significant concentration of our customers in Oklahoma means that local economic changes may adversely affect our customers, and therefore our business, disproportionately to changes in national economic conditions, including more sudden adverse economic declines or slower economic recovery from prior declines. The loss of any of our Oklahoma tribes as customers would have a material and adverse effect upon our financial condition and results of operations. In addition, the legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe have avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. The legislation allows for other types of gaming, both at tribal gaming facilities and at Oklahoma racetracks. The loss of significant market share to these new gaming opportunities or our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.

We believe the introduction of more aggressive instant bingo machines, with characteristics of traditional slot machines, into the Oklahoma market, has adversely affected our operating results and market position in that state and may continue to do so in the future.

State compacts with our existing Native American customers to allow Class III gaming.

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

Our ability to realize satisfactory returns on money lent to new and existing customers to develop or expand gaming facilities.

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

The NIGC has expressed its view that our development agreements violate the requirements of IGRA and tribal gaming regulations, which state that the Native American tribes must hold “sole proprietary interest” in the tribes’ gaming operations, which presents additional risks for our business. See “Certain Risk Factors – Our ability to effectively compete in Native American gaming markets is vulnerable to legal and regulatory uncertainties.”

In the past we have, and in the future we expect to, reduce our floor space in certain of our Class II facilities as a result of ongoing competitive pressures faced by our customers from alternative gaming facilities and faced by our machines from competitors’ products. In addition, future NIGC decisions could affect our ability to place our games with these tribes.

Our industry is intensely competitive.

We compete in an intensely competitive industry against larger companies with significant financial, research design and development, and marketing resources. These larger companies are aggressively competing against us in our core business operations, including but not limited to, charity bingo, lottery, Class II, Class III, and international bingo markets. Additionally, new smaller competitors may enter our traditional markets. The increased competition will intensify pressure on our pricing model. We expect to face increased competition as we attempt to enter new markets and new geographical locations. In the future, gaming providers will compete on the basis of price as well as the entertainment value and technological superiority of their products.

Other members of our industry may independently develop games similar to our games, and competitors may introduce noncompliant games that unfairly compete in certain markets due to uneven regulatory enforcement policies.

Additionally, or customers compete with other providers of entertainment for their end user’s entertainment budget. Consequently, our customers might not be able to spend new capital on acquiring gaming equipment. Moreover, our customers might reduce their utilization of revenue share agreements.

We may not be successful in protecting our intellectual property rights, or avoiding claims that we are infringing upon the intellectual property rights of others.

We rely upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect our proprietary rights and technology, but these laws and contractual provisions provide only limited protection. We rely to a greater extent upon proprietary know-how and continuing technological innovation to maintain our competitive position. Insofar as we rely on trade secrets, unpatented know-how and innovation, others may be able to independently develop similar technology, or our secrecy could be breached. The issuance of a patent to us does not necessarily mean that our technology does not infringe upon the intellectual property rights of others. As we enter into new markets by leveraging our existing technology, and by developing new technology and new products, it becomes more and more likely that we will become subject to infringement claims from other parties. We are currently involved in several patent disputes. See Item 3. Legal Proceedings. Problems with patents or other rights could increase the cost of our products, or delay or preclude new product development and commercialization. If infringement claims against us are valid, we may seek licenses that might not be available to us on acceptable terms or at all. Litigation would be costly and time consuming, but may become necessary to protect our proprietary rights or to defend against infringement claims. We could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others or in asserting claims against others. We cannot guarantee that our intellectual property will provide us with a competitive advantage or that it will not be circumvented by competitors.

We rely on software licensed from third parties, and technology provided by third-party vendors, the loss of which could increase our costs and delay deployment and/or suspend of our gaming systems and player terminals.

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

Our Credit Facility contains covenants that limit our ability to finance future operations or capital needs, or to engage in other business activities.

The operating and financial restrictions and covenants in our debt agreements, including the Credit Facility may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our Credit Facility requires us to maintain a minimum EBITDA of $60 million on a trailing twelve month basis, a total debt to EBITDA leverage ratio of no more than 1.75:1.00 and a minimum fixed charge coverage ratio of at least 1.5:1.0. The Credit Facility contains certain covenants that, among other things, restrict our ability as well as our restricted subsidiaries’ ability to:

▪	incur additional indebtedness, assume a guarantee or issue preferred stock;

▪	pay dividends or make other equity distributions or payments to or affecting our subsidiaries;

▪	purchase treasury stock;

▪	make certain investments;

▪	create liens;

▪	sell or dispose of assets or engage in mergers or consolidations;

▪	engage in certain transactions with subsidiaries and affiliates;

▪	enter into sale leaseback transactions; and;

▪	certain business activities.

These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. A failure to comply with the restrictions contained in the Credit Facility could lead to an event of default, which could result in an acceleration of our indebtedness. Such acceleration would constitute an event of default under the indentures governing the senior unsecured notes. Our future operating results may not be sufficient to enable compliance with the covenants in the Credit Facility or to remedy any such default. In addition, in the event of acceleration, we may not have or be able to obtain sufficient funds to refinance our indebtedness or make any accelerated payments. Also, we may not be able to obtain new financing. Even if we were able to obtain new financing, we cannot guarantee that the new financing will be on commercially reasonable terms or terms that are acceptable to us. If we default on our indebtedness, our business financial condition and results of operation could be materially and adversely affected.

We do not rely upon the term of our customer contracts to retain the business of our customers.

Our contracts with our customers are on a year-to-year or multi-year basis. Except for customers with whom we have entered into development agreements, we do not rely upon the stated term of our customer contracts to retain the business of our customers, as often noncontractual considerations unique to doing business in the Native American market override strict adherence to contractual provisions. We rely instead upon providing competitively superior player terminals, games and systems to give our customers the incentive to continue doing business with us. At any point in time, a significant portion of our business is subject to nonrenewal, and, if not renewed, would materially and adversely affect our earnings, financial condition and cash flows.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We must annually evaluate our internal procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management and auditors to assess the effectiveness of internal controls. If we fail to remedy or maintain the adequacy of its internal controls, as such standards are modified, supplemented or amended from time to time, the Company could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation.

In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition. There can be no assurance that we will be able to complete the work necessary to fully comply with the requirements of the Sarbanes-Oxley Act or that our management and our independent registered public accounting firm will continue to conclude that our internal controls are effective.

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

Our games and systems may experience loss based on malfunctions, anomalies and/or fraudulent activities.

Our games and systems could produce false payouts as the result of malfunctions, anomalies and/or fraudulent activities. We depend on our security precautions to prevent fraud. We depend on regulatory safeguards, which may not be available in all jurisdictions and/or markets, to protect us against jackpots awarded as a result of malfunctions, anomalies and/or fraudulent activities. There can be no guarantee that regulatory safeguards, in jurisdictions and/or markets were they do exist, will be sufficient to protect us from liabilities associated with malfunctions, anomalies and/or fraudulent activities.

The occurrence of malfunctions, anomalies and/or fraudulent activities could result in litigation against us by our customers based on lost revenue and or other claims based in tort or breach of contract. Moreover, these occurrences could result in investigations and/or disciplinary actions by applicable gaming regulators.

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

Adverse weather conditions, particularly flooding, tornadoes, heavy snowfall and other extreme weather conditions often deter our end users from traveling, or make it difficult for them to frequent the sites where our games are installed. If any of those sites experienced prolonged adverse weather conditions, or if the sites in Oklahoma, where a significant number of our games are installed, simultaneously experienced adverse weather conditions, our results of operations and financial condition would be materially adversely affected.

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

The demand for entertainment and leisure activities tends to be highly sensitive to consumers’ disposable incomes, and thus a decline in general economic conditions or an increase in gasoline prices may lead to our end users having less discretionary income with which to wager. This could cause a reduction in our revenues and have a material adverse effect on our operating results. The gaming industry is currently experiencing a period of reduced demand. If as a result of deteriorating economic conditions, fewer people gamble in our customers' facilities, or if amounts spent per person in our customers' facilities are reduced from historical levels, our business could be materially and adversely affected.

Additionally, a decline in general economic conditions might negatively impact our customers’ ability to pay us in a timely fashion. Our customers’ failure to make timely payments could result in an increase in our bad debt provision.

Our ability to recognize revenue at the time of sale and delivery is dependent upon obtaining Vendor-Specific Objective Evidence, or VSOE, for products yet to be delivered or services yet to be performed.

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

The carrying value of our assets in Mexico is dependent upon our ability to successfully deploy games into Mexico.

We have excess player stations not deployed at September 30, 2008, which were intended to be deployed at facilities in Mexico. If the opening of facilities is altered negatively, either by significant delay, or by cancellation, the realizable value of these assets could be reduced. In such instances we may be required to recognize increased expense on our income statement related to the impairment of these assets.

ITEM 1B.  Unresolved Staff Comments

None

ITEM 2.  Properties

We do not own any real property. As of September 30, 2008, we are under contract for the following leases, and we believe the facilities are suitable to our business and adequate for our current and near-term needs:

	Square Feet	Monthly Rent	Expiration Date
Austin, Texas
Corporate Offices	67,761	$124,627	July 2010
Assembly and Warehouse Facilities	44,940	45,504	December 2011

Tulsa, Oklahoma
Operations and Sales Offices	3,736	3,105	February 2010
Warehouse	77,000	13,220	May 2009

Plano, Texas
Technology Offices	5,010	8,350	April 2010

Kent, Washington
Warehouse	14,400	8,069	August 2011

Albany, New York
Office Space	2,708	3,660	December 2009

Schenectady, New York
System Operations	1,690	3,012	September 2009

St. Paul, Minnesota
Office/Warehouse	3,000	1,875	March 2009

Mexico City, Mexico
Office/Warehouse/Training Center	26,039	16,802	May 2009

ITEM 3.  Legal Proceedings

Diamond Game Enterprises, Inc. On November 16, 2004, Diamond Game Enterprises, Inc., or Diamond Game, filed suit in the State Court in Oklahoma City, Oklahoma, against us, along with others, including Clifton Lind, Robert Lannert, Gordon Graves, Video Gaming Technologies, Inc., or VGT, and its president, John Yarbrough, alleging five causes of action: (i) deceptive trade practices; (ii) unfair competition; (iii) wrongful interference with business; (iv) malicious wrong / prima facie tort; and (v) restraint of trade. The case asserts that we offered allegedly illegal Class III games on the MegaNanza® and Reel Time Bingo® gaming systems to Native American tribes in Oklahoma. Diamond Game claims that the offer of these games negatively affected the market for its pull-tab game, Lucky Tab II. Diamond Game also alleges that our development agreements with Native American tribes unfairly interfere with the ability of Diamond Game to successfully conduct its business. Diamond Game is seeking injunctive relief and unspecified damages in excess of $65 million. Diamond Game’s theories of recovery include claims for actual, treble and punitive damages, as well as revenue disgorgement.

Diamond Game and VGT (and its principals) entered into a confidential settlement agreement in September 2007. We will be given credit for the actual amount of that settlement should any verdict be entered against us in connection with this case. Two motions had been pending before the court in connection with the matter: (i) Diamond Game filed a motion for partial summary judgment seeking a court ruling on game classification for MegaNanza and Reel Time Bingo; and (ii) we filed a motion seeking summary judgment based on jurisdictional issues. On November 29, 2007, the trial court denied our motion for summary judgment on the jurisdictional issues, and ruled on Diamond Game’s motion for partial summary judgment, finding that our MegaNanza and Reel Time Bingo versions 1.0, 1.1 and 1.2 games are not Class II games under the Indian Gaming Regulatory Act of 1988, or IGRA, but instead are Class III games.

The court’s ruling stated that it was not binding on our tribal customers and we do not expect any of the Reel Time Bingo games currently in play in Oklahoma to be removed as a result of the court’s ruling. Other game versions included in the ruling are not in play in Oklahoma. The court’s rulings are not dispositive of the case and the opinion has no affect on the right of Native American tribes to play games offered by us. The trial court granted our motion for immediate certification of its ruling to the Oklahoma Supreme Court. We sought immediate review of the trial court’s decision. On February 19, 2008, the Oklahoma Supreme Court denied our request for immediate review of the trial court’s decision. The action of the Oklahoma Supreme Court does not preclude a subsequent appeal of the trial court’s decision and we will continue to assert that the games in question are legal Class II games, and that game classification cannot be decided by an Oklahoma State Court. Presently, the parties remain engaged in pre-trial discovery. The trial court has assigned a jury trial date of March 23, 2009.

While we continue to vigorously defend ourselves and believe that our MegaNanza and Reel Time Bingo versions 1.0, 1.1 and 1.2 games were in fact Class II games, given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome.

Kaw Nation of Oklahoma. In a related case, the Kaw Nation of Oklahoma, a Native American Tribe in Oklahoma, filed suit against Diamond Game Enterprises, Inc. and Oklahoma State Court District Judge Noma Gurich on October 14, 2008. We, along with Clifton Lind, Robert Lannert and Gordon Graves joined the Kaw Nation as Plaintiffs in that lawsuit. The Kaw Nation claims that the assumption of jurisdiction and determination by Judge Gurich over the determination of the classification under IGRA of MegaNanza and Reel Time Bingo, which the Kaw Nation had previously classified as Class II, violated the Kaw Nation’s sovereign rights, as well as its rights under IGRA as the primary regulator of gaming on Native American lands and the Indian Commerce Clause of the Constitution of the United States of America. Additionally, we, Clifton Lind, Robert Lannert and Gordon Graves claim jointly with the Kaw Nation that in the state court lawsuit, Judge Gurich and Diamond Game have engaged in joint activity under color of state law, which violates the Plaintiffs’ Constitutional and federal statutory rights, including their rights to free commercial speech and due process of law. We, Clifton Lind, Robert Lannert, Gordon Graves and the Kaw Nation also jointly contend that Judge Gurich and Diamond Game have engaged in activity that is prohibited by the Oklahoma State Constitution, which expressly disclaims jurisdiction over activity occurring on Native American lands. The Kaw Nation, we and the other Plaintiffs seek a declaratory judgment against Judge Gurich, holding that, as a state court judge, Judge Gurich does not have jurisdiction to determine the classification under IGRA of games being played on Native American lands. The Plaintiffs also seek an injunction against Diamond Game, enjoining Diamond Game from proceeding in its state court lawsuit. On November 4, 2008, Diamond Game filed a Motion to Dismiss the Kaw Nation lawsuit, alleging that the Plaintiffs had failed to state a claim upon which relief could be granted. On November 13, 2008, Plaintiffs filed an Amended Complaint, seeking additional relief in the alternative that the federal court determine the classification of MegaNanza and Reel Time Bingo. Plaintiffs filed their response in opposition to the Motion to Dismiss on November 25, 2008. On December 1, 2008, Diamond Game filed its Motion to Dismiss Amended Complaint, again contending that the Plaintiffs had failed to state a claim upon which relief could be granted, relying in part upon the federal court’s Order of Remand in the Cory Investments, Ltd. case (see below). At this time, Plaintiffs intend to file a motion for preliminary injunction in the immediate near future. Given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome.

Cory Investments Ltd. On May 7, 2008, Cory Investments, LTD., or Cory Investments, filed suit in the State Court in Oklahoma City, Oklahoma against us, along with others, including Clifton Lind; Robert Lannert; Gordon Graves; Video Gaming Technologies, Inc. or VGT and its president, Jon Yarbrough, and a former VGT representative, John Marley; Worldwide Gaming Technologies, or WGT; AGS, LLC, d/b/a American Gaming Systems; AGS Partners, LLC; Ronald Clapper, the owner of WGT, AGS, LLC and AGS Partners; Sierra Design Group; and Bally Technologies. The case asserts that we offered allegedly illegal Class III games on the MegaNanza and Reel Time Bingo gaming systems to Native American tribes in Oklahoma which had a severe negative impact on Cory Investments’ market for its legal Class II games. Cory Investments also alleges that the Defendants conspired to drive it and other Class II competitors out of the Class II market in Oklahoma and other states. In addition to the conspiracy allegations, Cory Investments alleges six causes of action: (i) deceptive trade practices; (ii) common law unfair competition; (iii) wrongful interference with business; (iv) malicious wrong / prima facie tort; (v) intentional interference with contract; and (vi) unreasonable restraint of trade. Cory Investments is seeking unspecified actual and punitive damages and equitable relief.

We and the other defendants were served with summons and a copy of the lawsuit during the week of July 21, 2008. The defendants removed the action to the United States District Court for the Western District of Oklahoma. Cory Investments filed a motion with the federal court to remand the case back to the state court. That motion was granted by the federal court on November 13, 2008, resulting in a transfer of the case back to the state court. Currently all of the defendants have filed motions to dismiss which are currently pending before the State Court District Judge. We believe that the claims of Cory Investments are without merit and intend to defend the case vigorously. Given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome.

International Gamco, Inc. International Gamco, Inc., or Gamco, claiming certain rights in U.S. Patent No. 5,324,035, or the ‘035 Patent, brought suit against us on May 25, 2004, in the U.S. District Court for the Southern District of California alleging that our central determinant system, as operated by the New York State Lottery, infringes the ‘035 Patent. Gamco claims to have acquired ownership of the ‘035 Patent from Oasis Technologies, Inc., or Oasis, a previous owner of the ‘035 Patent. In February 2003, Oasis assigned the ‘035 Patent to International Game Technology, or IGT. Gamco claims to have received a license back from IGT for the New York State Lottery. The lawsuit claims that we infringed the ‘035 Patent after the date on which Gamco assigned the ‘035 Patent to IGT.

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

We have made a number of challenges to Gamco’s standing to sue for infringement of the ‘035 Patent. On October 15, 2007, pursuant to an Interlocutory Appeal, the Federal Circuit reversed the District Court’s Order refusing to dismiss Gamco’s Supplemental and Second Amended Complaint against us. The Federal Circuit held that Gamco did not have sufficient rights in the ‘035 Patent to sue us without the involvement of the patent owner, IGT.

On December 4, 2007, Gamco and IGT entered into an Amended and Restated Exclusive License Agreement whereby IGT granted to Gamco exclusive rights to the ‘035 Patent in the state of New York and the right to sue for past infringement of the same. On January 9, 2008, Gamco filed its Third Amended Complaint for Infringement of the ‘035 Patent against us. On January 28, 2008, we filed an Answer to the Complaint denying liability. We also filed a Third Amended Counterclaim against Oasis, Gamco and certain officers at Gamco, for fraud, promise without intent to perform, negligent misrepresentation, breach of contract, specific performance and reformation of contract with regard to our rights under the Sublicense Agreement for the ‘035 Patent, as well as for non-infringement and invalidity of the Patent. These parties have filed a motion to dismiss and a motion for summary judgment as to these claims. We have filed a motion for partial summary judgment on its breach of contract and specific performance claims seeking to enforce the terms of the Sublicense Agreement. We have also moved for summary judgment on Gamco’s complaint on the ground that it is a licensee. All motions to dismiss and motions for summary judgment will be heard by the court on February 26, 2009.

The court has scheduled a Markman hearing to construe the claims of the ‘035 Patent for January 13, 2009. The court will also consider at that time our motion for partial summary judgment to invalidate all of the means-plus-function claims of the ‘035 Patent under 35 U.S.C. § 112, 6. A trial date has not been set by the court.

We continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome.

NIGC Class II Game Classification Regulations. On October 24, 2007, the NIGC published in the Federal Register, four proposed rules concerning Classification Standards to distinguish between Class II games played with technologic aids and Class III facsimiles of games of chance, a revision of the definition of “electronic or electromechanical facsimile,” technical standards for Class II gaming and Class II minimum internal control standards. If the Classification Standards and the revised definition of “electronic or electromechanical facsimile” become final regulations, they will have a material and adverse economic impact on the Class II gaming market by limiting the use of Class II electronic technology and severely restricting the manner in which bingo may be played thereby making Class II games less attractive to the customer. On January 15, 2008, the NIGC extended the comment period for the proposed Class II gaming regulations until March 9, 2008. However, in May 2008, the Chairman of the NIGC announced that the NIGC would not move forward with its plans to publish final regulations revising the definition of “electronic or electromechanical facsimile” and implementing new Class II gaming classification standards. The NIGC has published regulations establishing technical standards for Class II electronic gaming and Class II minimum internal control standards. The standards allow for a 5-year grandfathering moratorium if existing games and systems meet minimum requirements. We are currently submitting games and systems to be evaluated under the new grandfathering moratorium articulated in 25 CFR 547.4 of the new NIGC technical standards.

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

In a letter dated November 8, 2007, the Acting General Counsel of the NIGC reiterated the statements made in her November 30, 2004 letter, that the NIGC did not then conclude that the agreements with the tribe that it reviewed constituted management agreements, but that the NIGC was concerned that, taken together, the agreements demonstrated a proprietary interest, by us, in the tribe’s gaming activity that may be contrary to law. Although we believe that we responded to the NIGC in 2004, explaining why the agreements did not violate the sole proprietary interest prohibition of IGRA and did not constitute a management agreement, the November 8, 2007 letter indicated that the NIGC did not receive the written explanation or further information and requested explanation. On December 17, 2007, we responded in writing to the NIGC, correcting the misstatements contained in the NIGC’s 2004 letter. To date, we have received no further communication from the NIGC on this issue.

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

Our development agreements could be subject to further review at any time. Any further review of our development agreements by the NIGC, or alternative interpretations of applicable laws and regulations could require substantial modifications to those agreements, or result in their designation as “management contracts,” which could materially and adversely affect the terms on which we conduct business.

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

ITEM 4.  Submission of Matters to a Vote of Securities Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2008 covered by this report, through the solicitation of proxies or otherwise.

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

Fiscal Quarter	High	Low
2007
First Quarter	$10.14	$8.92
Second Quarter	12.25	8.97
Third Quarter	13.24	10.66
Fourth Quarter	12.95	8.20

2008
First Quarter	$9.78	$6.95
Second Quarter	8.45	5.14
Third Quarter	6.05	3.75
Fourth Quarter	5.75	3.50

There were approximately 56 holders of record of our common stock as of December 8, 2008.

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

There were no other share repurchases during the year ended September 30, 2008.

Equity Compensation Plan Information

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)	Weighted-average exercise price of outstanding options, warrants, and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders	4,290,008	$6.84	1,640,590
Equity compensation plans not approved by security holders	2,456,500	4.93	—
Total	6,746,508	$6.14	1,640,590

(1)	Stock Plans are discussed in further detailed under “PART IV – Item 15. Exhibits and Financial Statement Schedules – Note 10. Stockholders’ Equity.”

Performance Comparison Graph. The following graph depicts our total return to shareholders from September 30, 2003 through September 30, 2008, relative to the performance of (i) the NASDAQ Composite Index; and (ii) stock in a selected peer group index, or the “Peer Group”. The Peer Group consists of Progressive Gaming International Corp. (formerly Mikohn Gaming Corp.), IGT, WMS, Inc., Bally and Shuffle Master, Inc. All indices shown in the graph have been reset to a base of 100 as of September 30, 2003, and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. Multimedia Games has never paid a dividend on its common stock. The stock price performance shown in the graph is not necessarily indicative of future price performance.

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

	Years Ended September 30,
	2008	2007	2006	2005	2004
Consolidated Income Statement Data	(In thousands, except per-share amounts)
Revenues	$131,132	$121,917	$145,112	$153,216	$153,675
Operating income (loss)	1,235	(4,589)	7,502	29,822	50,431
Net income (loss)	378	(744)	3,532	17,643	32,772
Earnings (loss) per share:
Basic	0.01	(0.03)	0.13	0.64	1.19
Diluted	0.01	(0.03)	0.12	0.60	1.07
Consolidated Balance Sheet Data:
Working capital (deficit)	$34,149	$22,621	$(5,835)	$(19,401)	$249
Total assets	276,940	256,269	268,541	254,692	217,407
Long-term obligations	86,575	82,412	47,243	37,317	14,685
Total stockholders’ equity	150,732	147,809	167,945	158,917	150,147

Effective October 1, 2005 (our fiscal year ended September 30, 2006), we adopted the share-based payment provisions of Statement of Financial Accounting Standards 123(revised), “Share-Based Payment,” using the modified prospective transition method. SFAS No. 123(R) is a revision of SFAS No. 123. Prior period amounts do not include a pro forma adjustment for stock compensation expense.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a developer and distributor of comprehensive systems, content, electronic games and gaming player terminals for the casino, charity, international bingo, and video lottery markets. Initially, our customers were located primarily in the Native American gaming sector; however, around 2003, we began diversifying into broader domestic and international gaming markets.

Although we continue to develop systems and products for Native American tribes throughout the United States, we now also develop and market i) products and services for the commercial casino market; ii) video lottery systems and other products for domestic and international lotteries; and iii) products for charity and international bingo and other emerging markets.

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

As the Class II market has matured, we have seen new competitors with significant gaming experience and financial resources enter the market. New tribal-state compacts, such as the Oklahoma gaming legislation passed by referendum in 2004, have also led to increased competition. In addition, there has been what we believe to be an extended period of non enforcement by regulators of existing restrictions on non-Class II devices, which has forced us to continue competing against games that do not appear to comply with the published regulatory restrictions on Class II games. Due to this increased competition in Oklahoma, and because of continued conversion to games played under the compact, we have and may continue to experience pressure on our pricing model and hold per day, with the result being that gaming providers, including us, are competing on the basis of price as well as the entertainment value and technological superiority of their products. We have also experienced and expect to continue to experience a decline in the number of our Class II games deployed in Oklahoma, in accordance with our recent conversion strategy. While we will continue to compete by regularly introducing new and more entertaining games with technological enhancements that we believe will appeal to end users, we believe that the level of revenue retained by our customers from their installed base of player terminals will become a more significant competitive factor, one that may require us to change the terms of our participation arrangements with customers. We will continue the deployment of one-touch, compact-compliant Class III games in Oklahoma, which will reduce the number of Class II machines in play.

Class III Games and systems for Oklahoma

During 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. The Oklahoma gaming legislation allows the tribes to sign a compact with the state of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma are allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. All vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the state of Oklahoma. Pursuant to the compacts, vendors placing games at tribal facilities will have to be licensed by each tribe. All electronic games placed under the compact have to be certified by independent testing laboratories to meet technical specifications. These technical specifications were published by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities in the first calendar quarter of 2005. We are fully licensed in Oklahoma and as of September 30, 2008, we had placed 5,605 player terminals at 38 facilities that are operating under the Oklahoma gaming compact. We generally receive a 20% revenue share for the games played under the Oklahoma Gaming Compact.

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

Charity Market

Charity bingo and other forms of charity gaming are operated by or for the benefit of nonprofit organizations for charitable, educational and other lawful purposes. These games are typically only interconnected within the gaming facility where the terminals are located. Regulation of charity gaming is vested with each individual state, and in some states, regulatory authority is delegated to county or municipal governmental units. In Alabama, our largest charity market, constitutional amendments have been passed authorizing charity bingo in certain locations. The regulation of charity bingo in Alabama is typically vested with a local governmental authority. We typically place player terminals under participation arrangements in the charity market and receive a percentage of the hold per day generated by each of the player terminals. As of September 30, 2008, we had 2,279 high-speed, standard bingo games installed for the charity market in three Alabama facilities.

All Other Gaming Markets

Class III Washington State Market. The majority of our Class III gaming equipment in Washington State has been sold to customers outright, for a one-time purchase price, which is reported in our results of operations as “Gaming equipment, system sale and lease revenue” at the time of proper revenue recognition. Certain game themes we use in the Class III market have been licensed from third parties and are resold to customers along with our Class III player terminals. Historically, revenue from the sale of Class III gaming equipment is recognized when the units are delivered to the customer, and the licensed games installed or over the contract term when fair value of undelivered products has not been established. Because we sell new products, systems and services for which fair value has not been established, beginning in fiscal 2008, revenue generated from this market will generally be recognized over the terms of the contracts. To a considerably lesser extent, we also enter into either participation arrangements or lease-purchase arrangements for our Class III player terminals, on terms similar to those used for our player terminals in the Class II market.

We also receive a small back-office fee from both leased and sold gaming equipment in Washington State. Back-office fees cover the service and maintenance costs for back-office servers installed in each facility to run our Class III games, as well as the cost of related software updates.

State Video Lottery Market. In January 2004, we installed our central determinant system for the video lottery terminal network that the New York Lottery operates at licensed New York State racetrack casinos. As payment for providing and maintaining the central determinant system, we receive a small portion of the network-wide hold per day. Our contract with the New York Lottery provides for a three-year term with an additional three one-year automatic renewal under certain conditions. We are seeking to take advantage of the recently passed legislation in New York State that allows the New York Lottery to extend its vendor contracts at its sole discretion, notwithstanding the automatic renewal provision. We are working to significantly extend the current contract which is set to expire in 2010.

International Commercial Bingo Market. In March 2006, we entered into a contract with Apuestas Internacionales, S.A. de C.V., or Apuestas, a subsidiary of Grupo Televisa, S.A., to provide traditional and electronic bingo gaming, technical assistance, and related services for Apuestas’ locations in Mexico. Apuestas currently has a permit issued by the Mexican Ministry of the Interior (Secretaria de Gobernación) to open and operate 65 bingo parlors. Apuestas is projecting that all 65 bingo parlors will be open by May 2011. As of September 30, 2008, we had installed 4,583 player terminals at 19 sites in Mexico under this contract with Apuestas. At September 30, 2008, all installed player terminals placed are pursuant to a revenue share arrangement that is comparable with our Oklahoma market arrangements.

As of September 30, 2008, we had entered into separate contracts with three other companies incorporated in Mexico to provide traditional and electronic bingo gaming, technical assistance, and related services for bingo parlors in Mexico. As of September 30, 2008, we had installed 550 player terminals at three parlors in Mexico under these contracts.

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

We have in the past and may in the future, reduce the number of player terminals in certain of our facilities as a result of ongoing competitive pressures faced by our customers from alternative gaming facilities and pressures faced by our machines from competitors’ products. We have in the past and may also in the future, by mutual agreement and for consideration, amend these contracts in order to reduce the number of player terminals at these facilities. In the second quarter of fiscal 2008, we modified a development agreement by agreeing to reduce the number of player terminals at a development site. In return, we received a complete payoff of a note receivable in the amount of $4.5 million.

We have recently fulfilled a commitment to a significant, existing tribal customer to provide approximately 43.8%, or $65.6 million, of the total funding for a facility expansion. Because of our commitment to fund the expansion, we secured the right to place an additional 1,400 gaming units in the expanded facility in southern Oklahoma. We recorded all advances as a note receivable and imputed interest on the interest free loan. The discount (imputed interest) was recorded as contract rights and will be amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. As of September 30, 2008, we had installed approximately 700 of the additional 1,400 units that we will place in the expanded facility. The remaining 700 units are expected to be installed by December 31, 2008.

As a result of the substantial levels of development activity in Oklahoma, we expect the future pace of development in Oklahoma to decline somewhat. Accordingly, we do not anticipate future levels of development participation in Oklahoma to keep pace with our historical levels. As of September 30, 2008, we have placed approximately 4,700 units in 10 facilities in Oklahoma pursuant to development agreements.

Recent Developments

On October 24, 2007, the NIGC published in the Federal Register, four proposed rules concerning Classification Standards to distinguish between Class II games played with technologic aids and Class III facsimiles of games of chance, a revision of the definition of “electronic or electromechanical facsimile,” technical standards for Class II gaming and Class II minimum internal control standards. If the Classification Standards and the revised definition of “electronic or electromechanical facsimile” become final regulations, they will have a material and adverse economic impact on the Class II gaming market by limiting the use of Class II electronic technology and severely restricting the manner in which bingo may be played thereby making Class II games less attractive to the customer. On January 15, 2008, the NIGC extended the comment period for the proposed Class II gaming regulations until March 9, 2008. However, in May 2008, the Chairman of the NIGC announced that the NIGC would not move forward with its plans to publish final regulations revising the definition of “electronic or electromechanical facsimile” and implementing new Class II gaming classification standards. The NIGC has published regulations establishing technical standards for Class II electronic gaming and Class II minimum internal control standards. The standards allow for a 5-year grandfathering moratorium if existing games and systems meet minimum requirements. We are currently submitting games and systems to be evaluated under the new grandfathering moratorium articulated in 25 CFR 547.4 of the new NIGC technical standards.

Results of Operations

The following tables set forth our end-of-period and average installed base of player terminals for the years ended September 30, 2008, 2007 and 2006.

	At September 30,
	2008	2007	2006
End-of-period installed player terminal base:
Class II player terminals
New Generation system - Reel Time Bingo	2,223	3,840	7,280
Legacy system	303	384	373
Oklahoma compact games	5,605	4,088	2,408
Mexico	5,133	2,515	600
Other player terminals(1)	2,613	2,735	2,519

	Years Ended September 30,
	2008	2007	2006
Average installed player terminal base:
Class II player terminals
New Generation system - Reel Time Bingo	2,742	5,305	8,404
Legacy system	324	363	396
Oklahoma compact games	4,852	3,548	1,393
Mexico	3,985	1,536	210
Other player terminals(1)	2,722	2,613	2,629

(1)	Other player terminals include charity, Rhode Island Lottery and Malta. Fiscal Year 2006 includes Iowa Lottery for average counts.

There were no sweepstakes video readers installed at September 30, 2007, and the average installed base for fiscal 2007 was 376. There were 1,318 sweepstakes video readers installed at September 30, 2006 and the average installed base was 820. These sweepstakes video readers are not included in the above tables.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in “PART IV – Item 15. Exhibits and Financial Statement Schedules.”

Fiscal 2008 Compared to Fiscal 2007

Total revenues for 2008 were $ 131.1 million, compared to $121.9 million in 2007, a $9.2 million, or 8% increase.

Gaming Revenue – Class II

▪
Class II gaming revenue decreased by $19.6 million, or 41%, to $28.4 million in 2008, from $48.0 million in 2007. We expect the number of Class II terminals to continue to decrease as they are replaced with higher-earning Oklahoma compact player terminals.

▪
Legacy revenue decreased $494,000, or 17%, to $2.4 million in 2008, from $2.9 million in 2007. The average installed base of player terminals and the average hold per day decreased 11% and 5%, respectively, due to competitive factors.

▪
Reel Time Bingo revenue was $26.0 million in 2008, compared to $45.1 million in 2007, a $19.1 million, or 42% decrease. The average installed base of player terminals decreased 48% which was partially offset by a 16% increase in hold per day. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, decreased $1.5 million, or 57% to $1.1 million in 2008, compared to $2.6 million in 2007. The reduction in accretion of contract rights is the result of allocating the total accretion rights across all product lines with the majority being allocated to Oklahoma Compact. During 2008, we continued to convert Reel Time Bingo player terminals to games played under the compact, which are included in “Gaming revenue - Oklahoma compact,” and we expect this trend to continue in the future as Reel Time Bingo competes with the higher hold per day of compact games. In addition, as a result of the conversion from Reel Time Bingo to games played under the compact, our revenue share percentage will decrease to the market rate for compact games.

Gaming Revenue – Oklahoma Compact

▪
Oklahoma compact games generated revenue of $55.2 million in 2008, compared to $37.1 million in 2007, an increase of $18.1 million, or 49%. The average installed base increased 37% as the conversion of Class II player terminals to compact games continues. Hold per day increased 3%, primarily as a result of the higher installed base of the stand-alone units, which have a higher hold per day. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, decreased to $2.8 million in 2008, compared to $2.9 million in 2007.

Gaming Revenue – Charity

▪
Charity gaming revenues decreased $3.4 million, or 19%, to $14.6 million for 2008, compared to $18.0 million for the same period of 2007. The average installed base of player terminals and the average hold per day decreased 4% and 18%, respectively. The decrease in the hold per day is primarily attributable to competitive factors and to a lesser extent, economic factors. Competitive factors would include, but are not limited to, a significant increase of competitor units added to the gaming floor of our largest charity operation, players reward programs not offered on our player terminals and location of our player terminals on the gaming floor.

Gaming Revenue – All Other

▪	Class III back-office fees decreased 2%, to $3.6 million in fiscal 2008, from $3.7 million during the same period of 2007.

▪
Revenues from the New York Lottery system increased 22%, to $7.0 million in 2008, from $5.8 million in 2007. At September 30, 2008, eight of the nine planned racetrack casinos are operating, with approximately 13,000 total terminals. At the current placement levels, we have obtained near break-even operations for the New York Lottery system and expect to achieve profitable operations after all of the facilities are operating.

▪
Revenues from the Mexico bingo market increased $5.7 million to $10.0 million in 2008, from $4.3 million in 2007. As of September 30, 2008, we had installed 5,133 player terminals at 22 parlors in Mexico compared to 2,515 terminals at nine parlors at September 30, 2007. Our revenue share arrangements in Mexico are comparable with our Oklahoma market revenue share arrangements.

Gaming Equipment, System Sale and Lease Revenue and Cost of Sales

▪
Gaming equipment, system sale and lease revenue increased $7.1 million, or 247% to $10.0 million for 2008, from $2.9 million for the same period of 2007. Gaming equipment and system sale revenue of $8.8 million, for 2008, includes 569 player terminal sales of $5.8 million and one system sale. Gaming equipment, system sale and lease revenue of $1.1 million, for 2007, included two system sales and no player terminals. In 2008 and 2007, gaming equipment sale revenue included revenues of $182,000 and $1.1 million, respectively, related to a certain equipment sale being recognized ratably over the term of the agreement. License revenues for 2008 were $1.1 million, compared to $689,000 for 2007, an increase of $427,000, or 62%, due primarily to the player terminal sales discussed above. Total cost of sales, which includes cost of royalty fees, increased $2.8 million, to $5.0 million in 2008, from $2.2 million in 2007 due to the large gaming equipment sale discussed above.

Other Revenue

▪
Other revenues decreased $395,000 or 19% to $1.7 million for fiscal 2008, from $2.1 million during fiscal 2007. The decrease is primarily due to the discontinuation of the promotional sweepstakes system in January 2007.

Selling, General and Administrative Expenses

▪
Selling, general and administrative expenses increased $6.1 million, or 9%, to $72.2 million in 2008, from $66.1 million in 2007. This increase was primarily a result of (i) an increase in third party game licenses, projects, and patents write offs  and reserves of $3.2 million; ii) an increase in property and equipment reserves, repairs and maintenance, transportation and related costs of $2.6 million; (iii) an increase in salaries and wages and the related employee benefits of approximately $2.0 million, primarily related to costs of $675,000 associated with the resignation of our former Chief Executive Officer, along with headcount increases (at September 30, 2008, we employed 484 full-time and part-time employees, compared to 427 at September 30, 2007); and (iv) an increase in travel expenses of approximately $648,000; offsetting these increases was a decrease in legal and professional fees of approximately $2.9 million, due to the resolution of several legal matters during fiscal 2008.

Amortization and Depreciation

▪
Amortization expense decreased $1.6 million, or 26%, to $4.7 million in 2008, compared to $6.3 million in 2007. Depreciation expense decreased $3.8 million, or 7%, to $48.0 million in 2007, from $51.8 million in 2007, primarily as a result of player terminals continuing in service beyond their estimated useful life.

Other Income and Expense

▪
Interest income increased 10%, to $5.0 million in 2008, from $4.6 million in 2007, due to imputed interest resulting from advances under certain development agreements. We entered into development agreements with a customer under which approximately $72.7 million has been advanced and is outstanding at September 30, 2008, and for which we impute interest on these interest-free loans. During fiscal 2008, we recorded imputed interest of $4.3 million relating to development agreements with an imputed interest rate range of 6.00% to 9.00% compared to $2.6 million in fiscal 2007.

▪
Interest expense increased $3.7 million, or 74%, to $8.7 million for 2008, from $5.0 million for 2007, due primarily to an increase in amounts outstanding under our Credit Facility. During April 2007, we entered into a $150 million Revolving Credit Facility which replaced our previous Credit Facility in its entirety. On October 26, 2007 we amended the Revolving Credit Facility, transferring $75 million of the revolving credit commitment to a fully funded $75 million term loan. We entered into a second amendment to the Revolving Credit Facility on December 20, 2007. The second amendment (i) extended the hedging arrangement date related to a portion of the term loan to June 1, 2008; and (ii) modified the interest rate margin applicable to the Revolving Credit Facility and the term loan.

▪
Other income was $3.1 million for the year ended September 30, 2008, compared to $3.1 million for the year ended September 30, 2007. Other income consisted primarily of distributions from a partnership interest accounted for on the cost basis method in fiscal 2008. Fiscal 2007 included this distribution as well as the extinguishment of an intangible asset and related liablility due to the termination of a non compete agreement with our former Chief Executive Officer as of April 27, 2007.

Income tax expense increased to $302,000 for 2008, compared to an income tax benefit of $1.2 million in 2007. These figures represent effective tax rates of 44.4% and 61.3% for fiscal 2008 and 2007, respectively. The effective tax rate has been impacted by the tax treatment of stock compensation expense. To the extent that we experience volatility in stock compensation expense, there will remain volatility in the effective tax rate.

On July 13, 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition, and for the measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 in the first quarter of fiscal 2008 and recorded a liability of $295,000 (in the first quarter of fiscal 2008) related to uncertain tax positions. This reserve was charged to Retained Earnings.

Fiscal 2007 Compared to Fiscal 2006

Total revenues for 2007 were $121.9 million, compared to $145.1 million in 2006, a $23.2 million, or 16% decrease.

Gaming Revenue – Class II

▪
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

▪
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

▪
Charity gaming revenues decreased 2%, to $18.0 million for 2007, compared to $18.4 million for the same period of 2006. The average installed player terminal base and average hold per day remained consistent across 2007 and 2006.

Gaming Revenue – All Other

▪
Class III rental and back-office fees in Washington State decreased 19%, to $3.7 million in 2007, from $4.6 million during the same period of 2006. As of January 2006, we no longer have any rental customers. We continue to receive a small back-office fee from each of the twelve gaming facilities in the state of Washington where we are located.

▪
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

▪
Revenues from the Mexico bingo market increased $3.7 million to $4.3 million in 2007, from $604,000 in 2006. As of September 30, 2007, we had installed 2,515 player terminals at nine sites in Mexico compared to 600 terminals at four sites installed at four sites at September 30, 2006. To date, there are not as many permanent facilities opened as we originally projected, and the hold per day is below our original expectations. Our revenue share arrangements in Mexico are comparable with our Oklahoma market revenue share arrangements.

Gaming Equipment, System Sale and Lease Revenue and Cost of Sales

▪
Gaming equipment, system sale and lease revenue decreased $11.1 million, or 79% to $2.9 million for 2007, from $13.9 million for the same period of 2006. Gaming equipment and system sale revenue of $1.1 million, for 2007, includes two system sales and no player terminals. Gaming equipment, system sale and lease revenue of $11.7 million, for 2006, included one system sale of $8.0 million, 416 player terminals sales of $3.0 million, and Iowa Lottery lease revenue of $681,000. In 2007 and 2006, gaming equipment sale revenue included revenues of $1.1 million for both periods, related to a certain equipment sale being recognized ratably over the term of the agreement. License revenues for 2007 were $689,000, compared to $1.1 million for 2006, a decrease of $434,000, or 39%, due primarily to the decline in player terminal sales discussed above. Total cost of sales, which includes cost of royalty fees, decreased $9.5 million, or 81% to $2.2 million in 2007, from $11.8 million in 2006 due to the decreased sales discussed above.

Other Revenue

▪
Other revenues decreased $2.4 million or 54% to $2.1 million for fiscal 2007, from $4.5 million during fiscal 2006. The decrease is primarily due to discontinuation of the promotional sweepstakes system in January 2007.

Selling, General and Administrative Expenses

▪
Selling, general and administrative expenses decreased $2.5 million, or 4%, to $66.1 million in 2007, from $68.6 million in 2006. This decrease was primarily a result of i) a decrease in salaries and wages and the related employee benefits of approximately $2.6 million relating to the reduction in staff in February 2007 (at September 30, 2007, we employed 427 full-time and part-time employees, compared to 503 at September 30, 2006); ii) a decrease in share-based compensation of $1.5 million for 2007 due to a decrease in the number of unvested outstanding options; and iii) a decrease in travel costs of approximately $1.3 million due to the ramp up in 2006 for new markets, primarily Mexico. Partially offsetting these decreases were a) increases in consulting and contract labor of approximately $1.3 million, primarily related to the design of new gaming cabinets; b) an increase in other taxes and license fees of $847,000, primarily related to an annual license renewal for third-party licenses and an estimated settlement for use tax; and c) an increase in repairs and maintenance, transportation and related costs of $752,000, primarily due to units being refurbished for deployment in Mexico.

Amortization and Depreciation

▪
Amortization expense decreased $194,000, or 3%, to $6.3 million in 2007, compared to $6.5 million in 2006. Depreciation expense increased $1.1 million, or 2%, to $51.8 million in 2007, from $50.7 million in 2006 due to the placement of new player terminals as the conversion of Class II player terminals to Oklahoma compact games continues.

Other Income and Expense

▪
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

▪
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

▪
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

Income tax expense decreased to a benefit of $1.2 million for 2007, compared to an income tax expense of $2.5 million in 2006. These figures represent effective tax rates of 61.3% and 41.6% for fiscal 2007 and 2006, respectively. SFAS No. 123(R) is a revision of SFAS No. 123, and includes several modifications to the way that income taxes are recorded in the financial statements. The expense for incentive stock option grants is ratably expensed for financial reporting but is only deductible for income tax purposes at the time that customer taxable events takes place, if ever, which could cause variability in our effective tax rates recorded throughout our fiscal year. The higher effective tax rate for 2006 was primarily a result of the timing of such deductibility of stock options.

Recent Accounting Pronouncements Issued

In March 2008, the Financial Accounting Standards Board, or the FASB issued Statement of Financial Accounting Standards No. 161, or SFAS No 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, though earlier application is encouraged. Accordingly, we expect to adopt SFAS No. 161 beginning in fiscal 2010. We expect that SFAS No. 161 will have an impact on accounting for derivative instruments and hedging activities once adopted, but the significance of the effect is dependent upon entering into these related transactions, if any, at that time.

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS, No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition, and for the measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 in the first quarter of fiscal 2008 and recorded a liability of $295,000 related to uncertain tax positions in the first quarter of fiscal 2008. There have been no additional reserves booked in fiscal 2008 related to FIN 48.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (Accounting for Certain Investments in Debt and Equity Securities),” which permits entities to choose to measure many financial instruments and certain other items at fair value with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement became effective for us beginning in October 2008. We are currently evaluating the effect, if any, of SFAS 159 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We will be required to adopt SFAS No. 141(R) in the first quarter of fiscal year 2009.

In December 2007, the FASB issued SFAS No. 160, “Non Controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin, or ARB No. 51, “Consolidated Financial Statements.” SFAS No. 160 changes the accounting for non controlling (minority) interests in consolidated financial statements including the requirements to classify non controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non controlling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. We will be required to adopt SFAS No. 160 in the first quarter of fiscal year 2009. We do not expect the adoption of SFAS No. 160 to have a material effect on our operations or financial position.

Liquidity and Capital Resources

At September 30, 2008, we had unrestricted cash and cash equivalents of $6.3 million, compared to $5.8 million at September 30, 2007. Our working capital as of September 30, 2008 increased to $34.1 million, compared to working capital of $22.6 million for 2007. The increase in working capital was primarily the result of increases in accounts receivable and notes payable. During 2008, we used $46.0 million for capital expenditures of property and equipment, and collected $27.3 million on development agreements, with $41.7 million advanced under development agreements. Under the Credit Facility, our availability as of September 30, 2008, is $55.3 million, subject to covenant restrictions.

As of September 30, 2008, our total contractual cash obligations were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	Total
Revolving Credit Facility(1)	$1,102	$2,484	$20,023	$23,609
Credit Facility Term Loan(2)	4,494	10,827	69,154	84,475
Operating leases(3)	2,706	2,255	12	4,973
Purchase commitments(4)	13,223	6,750	—	19,973
Total	$21,525	$22,316	$89,189	$133,030

There were no contractual obligations beyond 5 years as of September 30, 2008.

(1)	Relating to the Revolving Credit Facility, bearing interest at the Eurodollar rate plus the applicable spread (6.24% as of September 30, 2008).

(2)	Consists of amounts borrowed under our Credit Facility at the Eurodollar rate plus the applicable spread (6.99% as of September 30, 2008).

(3)	Consists of operating leases for our facilities and office equipment that expire at various times through 2011.

(4)	Consists of commitments to order third-party gaming content licenses and for the purchase of player terminals.

During fiscal 2008, we generated cash from operations of $58.9 million, compared to $34.1 million during 2007. This $24.8 million increase in cash generated from operations over the prior period was primarily a result of the increase in earnings compared to the previous year and the timing of payments related to accounts payable and collections from accounts receivable.

Cash used in investing activities increased to $64.9 million in 2008, from $33.6 million in 2007. The increase was primarily the result of a $14.4 million increase in advances, net of reimbursements under development agreements. During the year ended September 30, 2008, capital expenditures consisted of the following:

Capital Expenditures
(In thousands)
Gaming equipment	$38,265
Third-party gaming content licenses	7,514
Other	218
Total	$45,997

Cash provided by financing activities for 2008 was $6.4 million, compared to $356,000 in 2007. The increase was primarily the result of a $5.0 million increase in the net borrowings under the Credit Facility.

Our capital expenditures for the next twelve months will depend upon the number of new player terminals that we are able to place into service at new or existing facilities and the actual number of repairs and equipment upgrades to the player terminals that are currently in the field. As a result of the earnings potential of compact games in the Oklahoma market, it is our strategy to either place compact games or to convert our Oklahoma Class II games to the compact games. As part of our strategy, we will offer compact games developed by us, as well as games from two other gaming suppliers. As a result, we have entered into purchase commitments for future purchases of player stations and licenses totaling $13.2 million.

We have recently fulfilled a commitment to a significant, existing tribal customer to provide approximately 43.8%, or $65.6 million, of the total funding for a facility expansion. Because of our commitment to fund the expansion, we secured the right to place an additional 1400 gaming units in the expanded facility in southern Oklahoma. We recorded all advances as a note receivable and imputed interest on the interest free loan. The discount (imputed interest) was recorded as contract rights and will be amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. As of September 30, 2008, we had installed approximately 700 of the additional 1,400 units that we will place in the expanded facility. The remaining 700 units are expected to be installed by December 31, 2008.

We believe that our existing cash and cash equivalents, cash provided from our operations, and amounts available under our Credit Facility can sustain our current operations; however, our performance and financial results are, to a certain extent, subject to general conditions in or affecting the Native American gaming industry, and to general economic, political, financial, competitive and regulatory factors beyond our control. If our business does not continue to generate cash flow at current levels, or if the level of funding required in connection with our joint development agreements is greater or proceeds at a pace faster than anticipated, or if we receive a material judgment against the Company in one of the various lawsuits (See “Risk Factors – “The ultimate outcome of pending litigation is uncertain,” and Commitments and Contingencies), we may need to raise additional financing. Sources of additional financing might include additional bank debt or the public or private sale of equity or debt securities. However, sufficient funds may not be available, on terms acceptable to us or at all, from these sources or any others to enable us to make necessary capital expenditures and to make discretionary investments in the future.

Off Balance Sheet Arrangements

At September 30, 2008, we had no off balance sheet arrangements.

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

The Credit Facility provides us with the ability to finance development agreements and acquisitions and working capital for general corporate purposes. Amounts under the $75 million revolving credit commitment and the $75 million term loan mature in five years, and advances under the term loan and revolving credit commitment bear interest at the Eurodollar rate plus the applicable spread (6.24% and 6.99%, respectively, as of September 30, 2008), tied to various levels of interest pricing determined by total debt to EBITDA.

The Credit Facility is collateralized by substantially all of our assets, and also contains financial covenants as defined in the agreement. These covenants include (i) a minimum fixed-charge coverage-ratio of not less than 1.50 : 1.00; (ii) a maximum total debt to EBITDA ratio of not more than 2.25 : 1.00 through June 30, 2008, and 1.75 : 1.00 from September 30, 2008 thereafter; and (iii) a minimum trailing twelve-month EBITDA of not less than $57 million for the quarter ended September 30, 2007, and $60 million for each quarter thereafter. As of September 30, 2008, we are in compliance with the loan covenants. The Credit Facility requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in our businesses). In the second quarter of 2008, we made a mandatory prepayment of the term loan in the amount of $4.5 million due to an early prepayment of a development agreement note receivable. As of September 30, 2008, the Credit Facility had availability of $55.3 million, subject to covenant restrictions.

The Credit Facility also required that we enter into hedging arrangements covering at least $50 million of the term loan for a three-year period by June 1, 2008; therefore, on May 29, 2008, we purchased, for $390,000, an interest rate cap (5% cap rate) covering $50 million of the term loan. We account for this hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet, at their respective fair values. We record changes on a mark to market basis reflecting these changes through interest expense in the statement of operations. The value of this hedge was $296,552 at September 30, 2008.

Share Repurchase

During July 2007, we completed a modified “Dutch Auction” Tender Offer to purchase up to $25.0 million of our common stock and the associated preferred share purchase rights. We accepted, for purchase, an aggregate of 1,992,032 shares of our common stock at a purchase price of $12.74 per share, for an aggregate share repurchase of approximately $25.0 million. Additionally, we incurred costs of $387,457 related to the Tender Offer that was recorded in treasury stock.

Stock Repurchase Authorizations

During fiscal 2008, we did not repurchase any shares of our common stock. During fiscal 2007, we repurchased 1,992,032 shares, of our common stock, at an average cost of $12.74.

Stock-Based Compensation

At September 30, 2008, we had approximately 6.7 million options outstanding, with exercise prices ranging from $1.00 to $21.53 per share. At September 30, 2008, approximately 3.9 million of the outstanding options were exercisable.

During fiscal 2008, options to purchase 2.7 million shares of common stock were granted. During fiscal 2008, we issued 127,374 shares of common stock as a result of stock option exercises with a weighted average exercise price of $1.71.

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

Management considers an accounting estimate to be critical if:

▪	It requires assumptions to be made that were uncertain at the time the estimate was made (Critical Assumption #1), and

▪	Changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operation or financial condition (Critical Assumption #2).

Revenue Recognition. As further discussed in the discussion of our Revenue Recognition policy in Note 1 of our consolidated financial statements, revenue from the sale of software is accounted for under Statement of Position 97-2, “Software Revenue Recognition,” or SOP 97-2, and its various interpretations. If Vendor-Specific Objective Evidence, or VSOE, of fair value does not exist, the revenue is deferred until such time that all elements have been delivered or services have been performed. If any element is determined to be essential to the function of the other, revenues are generally recognized over the term of the services that are rendered. In those limited situations where VSOE does not exist for any undelivered elements of a multiple element arrangement, then the aggregate value of the arrangement, including the value of products and services delivered or performed, is initially deferred until all hardware and software is delivered, and then is recognized ratably over the period of the last deliverable, generally the service period of the contract. Depending upon the elements and the terms of the arrangement, we recognize certain revenues under the residual method. Under the residual method, revenue is recognized when VSOE of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Under the residual method, we defer the fair value of undelivered elements, and the remainder of the arrangement fee is then allocated to the delivered elements and is recognized as revenue, assuming the other revenue recognition criteria are met.

Assumptions/Approach Used: The determination whether all elements of sale have VSOE is a subjective measure, where we have made determinations about our ability to price certain aspects of transactions.

Effect if Different Assumptions Used: When we have determined that VSOE does not exist for any undelivered elements of an arrangement, then the aggregate value of the arrangement, including the value of products and services delivered or performed, is initially deferred until all hardware and software is delivered, and then is recognized ratably over the period of the last deliverable, generally the service period of the contract. The deferral of revenue under arrangements where we have determined that VSOE does not exist has resulted in $8.8 million being recorded as deferred revenue at September 30, 2008. If we had made alternative assessments as to the existence of VSOE in these arrangements, some or all of these amounts could have been recognized as revenue prior to September 30, 2008.

Share-Based Compensation Expense. Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method, we recognize compensation expense for all share-based payments granted after October 1, 2005 and prior to but not yet vested as of October 1, 2005, in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we recognize share-based compensation net of an estimated forfeiture rate, and only recognize compensation cost for those shares expected to vest on a straight-line basis over the service period of the award. Prior to SFAS 123(R) adoption, we accounted for share-based payments under APB No. 25, and accordingly generally recognized compensation expense only if options were granted to outside consultants with a discounted exercise price.

Assumptions/Approach Used: Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards, and stock price volatility. Management determined that volatility is based on historical volatility trends.  In addition, we are required to estimate the expected forfeiture rate, and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period.

Effect if Different Assumptions Used: The assumptions used in calculating the fair value of share-based payment awards, along with the forfeiture rate estimation, represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future.

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

Effect if different assumptions used for Critical Assumption #1: While we believe that the useful lives that have been determined for our fixed assets are reasonable, different assumptions could materially affect the carrying value of the assets, as well as the depreciation expense recorded in each respective period related to those assets. During the year ended September 30, 2008, a significant portion of the $52.7 million of depreciation and amortization expense related to assets in the rental pool. If the depreciable life of assets in our rental pool were changed from three years to another period of time, we could incur a materially different amount of depreciation expense during the period.

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

Development Agreements. We enter into development agreements to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to exclusive placement of our player terminals, and we receive a fixed percentage of those player terminals’ hold per day over the term of the agreement. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of our guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the hold to be used to repay some or all of the advances recorded as notes receivable. Amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the life of the contract, using the straight-line method of amortization (Critical Assumption #1), which is recorded as a reduction of revenue generated from the gaming facility. In the past and in the future, we may by mutual agreement and for consideration, amend these contracts to reduce our floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset for that particular development agreement, if any.

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Critical Assumption #2). For the year ended September 30, 2008, there was no impairment to the assets’ carrying values.

Assumptions/Approach used for Critical Assumption #1: Amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the life of the contract, using the straight-line method of amortization, which is recorded as a reduction of revenue generated from the gaming facility. We use a straight-line amortization method, as a pattern of future benefits cannot be readily determined.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts related to our accounts receivable and notes receivable that have been deemed to have a high risk of uncollectibility. Management reviews its accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and creditworthiness when evaluating the adequacy of its allowance for doubtful accounts. In our overall allowance for doubtful accounts, we include any receivable balances where uncertainty exists as to whether the account balance has become uncollectible. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs might exceed the recorded allowance.

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

Effect if Different Assumptions Used: Management, along with consultation from an independent public accounting firm used in tax consultation, continually evaluate complicated tax law requirements and their effect on our current and future tax liability and our tax filing positions. Despite our attempt to make an accurate estimate, the ultimate utilization of our deferred tax assets associated with the tax basis of our leased gaming equipment and property and equipment of $16.0 million is largely dependent upon our ability to generate taxable income in the future. Our liability for uncertain tax positions is dependent upon our judgment on the amount of financial statement benefit that an uncertain tax position will realize upon ultimate settlement and on the probabilities of the outcomes that could be realized upon ultimate settlement of an uncertain tax position using the facts, circumstances and information available at the reporting date to establish the appropriate amount of financial statement benefit. To the extent that a valuation allowance or uncertain tax position is established or increased or decreased during a period, we may be required to include an expense or benefit within income tax expense in the income statement.

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

	U.S. GAAP Net Income (Loss) to EBITDA Reconciliation
	(In thousands)
	2008	2007	2006	2005	2004
Net income (loss)	$378	$(744)	$3,532	$17,643	$32,772
Add back:
Amortization and depreciation	52,717	58,179	57,227	57,105	37,255
Accretion of contract rights	4,092	5,576	4,256	2,538	53
Interest expense, net	3,687	421	1,454	722	374
Income tax expense (benefit)	302	(1,179)	2,516	11,457	17,285
EBITDA	$61,176	$62,253	$68,985	$89,465	$87,739

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks in the ordinary course of business, primarily associated with interest rate fluctuations.

Our Credit Facility provides us with additional liquidity to meet our short-term financing needs, as further described under “PART II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “PART IV – Item 15. Exhibits and Financial Statement Schedules – Note 6. Credit Facility, Long-Term Debt and Capital Leases.” Pursuant to our Credit Facility, we may currently borrow up to a total of $150 million, and our availability as of September 30, 2008, is $55.3 million, subject to covenant restrictions.

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

To the extent that Libor rates do not exceed the 5% Cap that we purchased in fiscal 2008, we estimate that a hypothetical increase of 100 basis points in interest rates would increase our interest expense by approximately $875,000, based on our variable debt outstanding of $87.0 million as of September 30, 2008. The Credit Facility also required that we enter into hedging arrangements covering at least $50 million of the term loan for a three-year period. On May 29, 2008, we purchased, for $390,000, an interest rate cap (5% cap rate) covering $50 million of the term loan.

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

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Control and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2008.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment and those criteria, we believe that we maintained effective internal control over financial reporting as of September 30, 2008.

Our independent registered public accounting firm, BDO Seidman, LLP, have issued an attestation report dated December 15, 2008 on our internal control over financial reporting. That report is included on page 52.

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

We have adopted a code of ethics applicable to our Chief Executive Officer, Chief Financial Officer, Controller and other finance leaders, which is a “code of ethics” as defined by applicable rules of the SEC. This code is publicly available on our website at http://ir.multimediagames.com/downloads.cfm. If we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this code to our Chief Executive Officer, Chief Financial Officer or Controller, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC.

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

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

(2)	Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts	77

(3)	The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and are incorporated herein by reference, and are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Multimedia Games, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of Multimedia Games, or the Company, Inc. as of September 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2008. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multimedia Games, Inc. at September 30, 2008 and 2007, and the results of its operations and its cash flows for the each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 of the consolidated financial statements, effective October 1, 2008, the Company adopted the provisions of FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Multimedia Games, Inc. internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated December 15, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Houston, Texas
December 15, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Multimedia Games, Inc.
Austin, Texas

We have audited Multimedia Games, Inc., or the Company’s, internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Multimedia Games, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Multimedia Games, or the Company, Inc. as of September 30, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2008, and our report dated December 15, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Houston, Texas
December 15, 2008

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS
As of September 30, 2008 and 2007
(In thousands, except share and per-share amounts)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,289	$5,805
Accounts receivable, net of allowance for doubtful accounts of $1,209 and $854, respectively	23,566	22,176
Inventory	2,445	3,602
Deferred contract costs	998	—
Prepaid expenses and other	2,170	2,906
Current portion of notes receivable, net	23,072	12,248
Federal and state income tax receivable	2,198	—
Deferred income taxes	6,876	1,932
Total current assets	67,614	48,669
Restricted cash and long-term investments	868	928
Leased gaming equipment, net	36,024	38,579
Property and equipment, net	67,329	75,332
Long-term portion of notes receivable, net	46,690	36,797
Intangible assets, net	37,356	35,884
Other assets	4,157	3,497
Deferred income taxes	16,902	16,583
Total assets	$276,940	$256,269
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,544	$563
Accounts payable and accrued expenses	29,248	22,021
Federal and state income tax payable	33	2,444
Deferred revenue	2,640	1,020
Total current liabilities	33,465	26,048
Revolving line of credit	19,000	7,000
Long-term debt less current portion	66,444	74,484
Other long-term liabilities	1,131	928
Deferred revenue, less current portion	6,168	—
Total liabilities	126,208	108,460
Commitments and contingencies (Notes 6,7,8,9, 10, and 11)
Stockholders’ equity:
Preferred stock:
Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding;	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized; 32,511,988 and 32,134,614 shares issued, and 26,608,571and 26,231,197 shares outstanding, respectively	325	321
Additional paid-in capital	83,076	80,112
Treasury stock, 5,903,417 shares at cost	(50,128)	(50,128)
Retained earnings	117,581	117,498
Accumulated other comprehensive income (loss)	(122)	6
Total stockholders’ equity	150,732	147,809
Total liabilities and stockholders’ equity	$276,940	$256,269

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2008, 2007 and 2006
(In thousands, except per-share amounts)

	2008	2007	2006
REVENUES:
Gaming revenue:
Class II	$28,360	$47,964	$89,167
Oklahoma Compact	55,182	37,131	10,629
Charity	14,632	18,010	18,416
All other	21,338	13,887	8,483
Gaming equipment, system sale and lease revenue	9,959	2,869	13,946
Other	1,661	2,056	4,471
Total revenues	131,132	121,917	145,112

OPERATING COSTS AND EXPENSES:
Cost of gaming equipment and systems sold and royalty fees paid	5,012	2,223	11,768
Selling, general and administrative expenses	72,168	66,104	68,615
Amortization and depreciation	52,717	58,179	57,227
Total operating costs and expenses	129,897	126,506	137,610
Operating income (loss)	1,235	(4,589)	7,502

OTHER INCOME (EXPENSE):
Other income	3,132	3,087	—
Interest income	5,011	4,575	3,024
Interest expense	(8,698)	(4,996)	(4,478)
Income (loss) before income taxes	680	(1,923)	6,048
Income tax (expense) benefit	(302)	1,179	(2,516)
Net income (loss)	$378	$(744)	$3,532
Basic earnings (loss) per common share	$0.01	$(0.03)	$0.13
Diluted earnings (loss) per common share	$0.01	$(0.03)	$0.12
Shares used in earnings (loss) per common share
Basic	26,292	27,389	27,175
Diluted	27,201	27,389	29,108

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended September 30, 2008, 2007, and 2006
(In thousands, except share and per-share amounts)

	Common Stock			Treasury Stock
							Accumulated
			Additional				Other	Total
	Number of		Paid-in	Number of		Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Earnings	Income	Equity
Balance, September 30, 2005	30,802,524	$308	$67,184	3,752,239	$(23,285)	$114,710	$—	$158,917
Exercise of stock options	620,294	6	2,817	—	—	—	—	2,823
Purchase of treasury stock	—	—	—	159,146	(1,456)	—	—	(1,456)
Tax benefit of stock options exercised	—	—	1,418	—	—	—	—	1,418
Share-based compensation expense	—	—	2,624	—	—	—	—	2,624
Options for consulting services	—	—	78	—	—	—	—	78
Comprehensive income:
Net income	—	—	—	—	—	3,532	—	3,532
Foreign currency translation adjustment	—	—	—	—	—	—	9	9
Comprehensive income	—	—	—	—	—	—	—	3,541
Balance, September 30, 2006	31,422,818	314	74,121	3,911,385	(24,741)	118,242	9	167,945
Exercise of stock options	711,796	7	3,397	—	—	—	—	3,404
Purchase of treasury stock	—	—	—	1,992,032	(25,387)	—	—	(25,387)
Tax benefit of stock options exercised	—	—	1,430	—	—	—	—	1,430
Share-based compensation expense	—	—	1,164	—	—	—	—	1,164
Comprehensive income:
Net loss	—	—	—	—	—	(744)	—	(744)
Foreign currency translation adjustment	—	—	—	—	—	—	(3)	(3)
Comprehensive loss	—	—	—	—	—	—	—	(747)
Balance, September 30, 2007	32,134,614	321	80,112	5,903,417	(50,128)	117,498	6	147,809
Exercise of stock options	127,374	1	216	—	—	—	—	217
Tax benefit of stock options exercised	—	—	112	—	—	—	—	112
Share-based compensation expense	—	—	1,469	—	—	—	—	1,469
FIN48 Reserve	—	—	—	—	—	(295)		(295)
Shares issued from purchases	250,000	3	1,167	—	—	—	—	1,170
Comprehensive income:
Net income	—	—		—	—	378	—	378
Foreign currency translation adjustment	—	—	—	—	—	—	(128)	(128)
Comprehensive income	—	—	—	—	—	—	—	250
Balance, September 30, 2008	32,511,988	$325	$83,076	5,903,417	$(50,128)	$117,581	$(122)	$150,732

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$378	$(744)	$3,532
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization	4,703	6,338	6,532
Depreciation	48,014	51,841	50,695
Accretion of contract rights	4,092	5,576	4,256
Provisions for long-lived assets	5,657	320	1,142
Deferred income taxes	(5,263)	(10,833)	(8,865)
Share-based compensation	1,469	1,164	2,702
Provision for doubtful accounts	421	466	849
Interest income from imputed interest	(4,308)	(2,559)	(1,240)
Changes in operating assets and liabilities:
Accounts receivable	(1,987)	(4,190)	90
Inventory	4,178	(2)	(3,186)
Deferred contract costs	(998)	—	789
Prepaid expenses and other	76	(2,743)	2,074
Federal and state income tax payable/receivable	(4,904)	319	(1,187)
Notes receivable	(8,402)	(335)	(793)
Accounts payable and accrued expenses	7,227	(9,650)	(3,627)
Other long-term liabilities	263	(96)	(257)
Deferred revenue	8,307	(762)	(1,356)
NET CASH PROVIDED BY OPERATING ACTIVITIES	58,923	34,110	52,150
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(45,997)	(59,212)	(37,639)
Proceeds from disposal of assets	340	1,599	—
Acquisition of intangible assets	(4,845)	(3,850)	(5,411)
Advances under development agreements	(41,660)	(28,492)	(37,240)
Repayments under development agreements	27,273	43,629	12,500
Proceeds from development agreement floor space buyback	—	12,731	3,036
NET CASH USED IN INVESTING ACTIVITIES	(64,889)	(33,595)	(64,754)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants and related tax benefit	329	4,834	4,241
Proceeds from shares issued	1,170	—	—
Proceeds from long-term debt	4,574	75,047	—
Principal payments of long-term debt and capital leases	(11,633)	(5,124)	(13,605)
Proceeds from revolving lines of credit	31,418	23,777	54,549
Payments on revolving lines of credit	(19,418)	(72,791)	(26,305)
Purchase of treasury stock	—	(25,387)	(1,456)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,440	356	17,424
EFFECT OF EXCHANGE RATES ON CASH	10	(5)	1
Net increase in cash and cash equivalents	484	866	4,821
Cash and cash equivalents, beginning of year	5,805	4,939	118
Cash and cash equivalents, end of year	$6,289	$5,805	$4,939

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
For the Years Ended September 30, 2008, 2007 and 2006
(In thousands)

	2008	2007	2006
SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$7,564	$4,805	$4,011
Income tax paid	$10,852	$7,629	$11,151
NONCASH TRANSACTIONS:
Contract rights resulting from imputed interest on development agreement notes receivables	$6,380	$6,290	$6,393
Transfer of leased gaming equipment to inventory	$3,021	$—	$—

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

Revenue Recognition – In accordance with the provision of Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104, the Company recognizes revenue when all of the following have been satisfied:

▪	Persuasive evidence of an arrangement exists;

▪	Delivery has occurred;

▪	Price to the buyer is fixed or determinable; and

▪	Collectability is probable.

Gaming Revenue - The Company derives Gaming Revenue from the following sources:

▪	Class II	–	Participation revenue generated from the Company’s Native American Class II product
▪	Oklahoma Compact	–	Participation revenue generated from its games placed by the Company under the Oklahoma Compact
▪	Charity	–	Participation revenue generated from its charity bingo product
▪	All Other	–	Participation revenue from Class III back-office systems, New York Lottery system, Mexico bingo market, and certain other participation based markets

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

Gaming equipment and system sales - The Company periodically sells gaming equipment and gaming systems under independent sales contracts through normal credit terms or may grant extended credit terms under contracts secured by the related equipment, with interest recognized at market rates.

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

In those situations where VSOE does not exist for any undelivered elements of a multiple element arrangement, then the aggregate value of the arrangement, including the value of products and services delivered or performed, is initially deferred until all hardware and software is delivered, and then the entire amount of the arrangement is recognized ratably over the period of the last deliverable, generally the service period of the contract. Depending upon the elements and the terms of the arrangement, the Company recognizes certain revenues under the residual method. Under the residual method, revenue is recognized when VSOE of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the Company defers the fair value of undelivered elements, and the remainder of the arrangement fee is then allocated to the delivered elements and is recognized as revenue, assuming the other revenue recognition criteria are met.

Costs and Billings on Uncompleted Contract - During fiscal 2008, the Company entered into a fixed-price contract with a customer, pursuant to which it will deliver an electronic bingo system. Revenues from this fixed-price contract will be recognized on the completed-contract method in accordance with American Institute of Certified Public Accountants Statement of Position 81-1.

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

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2008, the following amounts were recorded in the Company’s consolidated financial statements:

(in thousands)
Costs incurred on uncompleted contracts	$1,350
Billings on uncompleted contracts	(352)
Deferred contract costs	$998

Cash and Cash Equivalents – The Company considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Restricted Cash and Long-Term Investments – Restricted cash and long-term investments at September 30, 2008 and 2007, were $868,000 and $928,000, respectively, representing the fair value of investments held by the Company’s prize fulfillment firm related to outstanding MegaBingo® jackpot prizes.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts related to its accounts receivable and notes receivable that have been deemed to have a risk of collectibility. Management reviews its accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and creditworthiness when evaluating the adequacy of its allowance for doubtful accounts. In its overall allowance for doubtful accounts, the Company includes any receivable balances where uncertainty exists as to whether the account balance has become uncollectible. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs might exceed the recorded allowance.

Inventory – The Company’s inventory consists primarily of completed player terminals, related component parts and back-office computer equipment expected to be sold over the next twelve months. Inventories are stated at the lower of cost (first in, first out) or market.

Development Agreements – The Company enters into development agreements to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to placement of the Company’s player terminals, and the Company receives a fixed percentage of those player terminals’ hold per day over the term of the agreement which is generally for 83 months. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of the Company’s guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the operating profits of the facility to be used to repay some or all of the advances recorded as notes receivable. Amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the gaming facility. In the past and in the future, the Company may by mutual agreement and for consideration, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset recovered for that particular development agreement, if any and the remaining net book value of the intangible asset is prospectively amortized on a straight-line method over the remaining estimated useful life.

At September 30, 2008 and 2007, the following net amounts related to advances made under development agreements were recorded in the following balance sheet captions:

	September 30, 2008	September 30, 2007
	(In thousands)
Included in
Notes Receivable(1)	$61,750	$49,045
Property and equipment, net of accumulated depreciation	—	56
Intangible assets – contract rights, net of accumulated amortization	29,368	27,080

(1)	The Company collected approximately $27.3 million on development agreement notes receivable during 2008.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements. The Company has entered into development agreements with a customer under which approximately $72.7 million has been advanced and is outstanding at September 30, 2008, and for which we impute interest on these interest-free loans discounting the balances to $61.8 million. During fiscal 2008, the Company recorded imputed interest of $4.3 million relating to development agreements with an imputed interest rate range of 6.00% to 9.00% compared to $2.6 million in fiscal 2007.

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

Management reviews long-lived asset classes for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. In the fourth Quarter of fiscal 2008, the Company recorded reserves of $5.6 million related to property and equipment and leased gaming equipment (See Note 2, “Property and Equipment and Leased Gaming Equipment.”)

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

Other Income - Other income was $3.1 million for the years ended September 30, 2008, and 2007. Other income consisted of distributions from a partnership interest, accounted for on the cost basis, of $3.1 million in 2008 and $1.7 million in 2007. Also in 2007, other income consisted of $1.4 million resulting from the extinguishment of a liability resulting from the settlement with the Company’s former Chief Executive Officer.

Other Long-Term Liabilities – Other long-term liabilities at September 30, 2008 and 2007 include the present value of investments held by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities of $868,000 and $928,000, respectively. At September 30, 2008, other long term liabilities also included $263,000 associated with the resignation of a former Chief Executive Officer.

Fair Value of Financial Instruments – The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash, accounts and notes receivable, accounts payable, and accrued expenses payable and other liabilities, approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amounts for our credit facility approximates fair value due to the fact that the underlying instrument includes provisions to adjust interest rates to approximate fair market value

Segment and Related Information – Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs of Computer Software – Software development costs have been accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Under SFAS No. 86, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. We capitalized software development costs of approximately $3.7 million during 2008, $2.8 million during 2007, and $4.6 million during 2006. Software development costs primarily consist of personnel costs and rent for related office space. We begin to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, but not to exceed five years. Amortization of software development costs was approximately $3.3 million in 2008, $4.3 million in 2007, and $4.2 million in 2006, and is included in amortization and depreciation in the accompanying consolidated statements of operations.

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

	For the Year Ended September 30,
	(In thousands, except shares and per-share amounts)
	2008	2007	2006
Income (loss) available to common stockholders	$378	$(744)	$3,532
Weighted average common shares outstanding	26,291,968	27,388,921	27,174,998
Effect of dilutive securities:
Options	909,462	—	1,933,476
Weighted average common and potential shares outstanding	27,201,430	27,388,921	29,108,474
Basic earnings (loss) per share	$0.01	$(0.03)	$0.13
Diluted earnings (loss) per share	$0.01	$(0.03)	$0.12

At September 30, 2008, options to purchase approximately 2.9 million shares of common stock, with exercise prices ranging from 4.68 to $21.53, per share were outstanding, but were not included in the computation of diluted earnings per share due to their antidilutive effect.

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

On October 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB No 25. Among other items, SFAS No. 123(R) eliminated the use of APB No. 25 and the intrinsic value method of accounting, and requires the Company to recognize in the financial statements, the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. To measure the fair value of stock options granted to employees, the Company currently utilizes the Black-Scholes-Merton option-pricing model, consistent with the method used for pro forma disclosures under SFAS No. 123(R). SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. The Company applied the “modified prospective” method, under which compensation cost is recognized in the financial statements beginning with the adoption date for all share-based payments granted after that date, and for all unvested awards granted prior to the adoption date of SFAS No. 123(R).

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

There were option grants to purchase 2.7 million common shares during the year ended September 30, 2008. The assumptions used for the years ended 2008, 2007 and 2006, and the resulting estimates of weighted-average fair value per share of options granted during these periods are as follows:

	2008	2007	2006
Weighted expected life	4.98 years	4.63 years	4.65 years
Risk-free interest rate	3.0% - 4.1%	4.10%	4.10%
Expected volatility	50.23%	62.00%	62.00%
Expected dividend yields	None	None	None
Weighted-average fair value of options granted during the period	$2.14	$5.88	$5.53
Expected annual forfeiture rate	5.31%	5.31%	5.31%

Total pre tax share-based compensation for the years ended 2008, 2007 and 2006 was $1.5 million, $1.2 million and $2.7 million, respectively. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $103,000, $162,000 and $548,000 for the years ended September 30, 2008, 2007 and 2006, respectively. In accordance with SFAS No. 123 (R), the share-based compensation for 2008, 2007 and 2006 has been recorded by the Company.

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

Recently Issued Accounting Pronouncements – On July 13, 2006, the FASB, issued FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 in the first quarter of fiscal 2008 and recorded a liability of $295,000 related to uncertain tax positions in the first quarter of fiscal 2008. There have been no additional reserves recorded in fiscal 2008 related to FIN 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair-value measurements. SFAS 157 will be applied prospectively, and will be effective for the Company beginning in October 2008. The Company is currently evaluating the effect, if any, of SFAS 157 on the Company's consolidated financial statements.

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

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company will be required to adopt SFAS No. 141(R) in the first quarter of fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, “Non Controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin, or ARB No. 51, “Consolidated Financial Statements.” SFAS No. 160 changes the accounting for non controlling (minority) interests in consolidated financial statements including the requirements to classify non controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non controlling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited The Company will be required to adopt SFAS No. 160 in the first quarter of fiscal year 2010. The Company does not expect the adoption of SFAS No. 160 to have a material effect on its operations or financial position.

2.  Property and Equipment and Leased Gaming Equipment

At September 30, 2008 and 2007, the Company’s property and equipment and leased gaming equipment consisted of the following:

	2008	2007	Estimated Useful Lives
	(in thousands)
Gaming equipment and third-party gaming content licenses available for deployment(1)	$30,252	$32,013
Deployed gaming equipment	96,584	94,564	3-5 years
Deployed third-party gaming content licenses	34,444	28,366	1.5-3 years
Tribal gaming facilities and portable buildings	4,720	5,296	5-7 years
Third-party software costs	7,732	8,434	3-5 years
Vehicles	3,502	3,499	3-10 years
Other	3,191	3,263	3-7 years
Total property and equipment	180,425	175,435
Less accumulated depreciation and amortization	(113,096)	(100,103)
Total property and equipment, net	$67,329	$75,332
Leased gaming equipment	$165,903	$154,769	3 years
Less accumulated depreciation	(129,879)	(116,190)
Total leased gaming equipment, net	$36,024	$38,579

(1)	Gaming equipment and third-party gaming content licenses will begin depreciating when they are placed in service.

During 2008, the Company sold, disposed of, or wrote off $3.8 million of net book value related to third-party gaming content licenses, installation costs, tribal gaming facilities and portable buildings, and other equipment. Of this $3.8 million, $3.0 million related to the sale, in the fiscal 2008 fourth quarter, of 496 previously deployed units.

Leased gaming equipment includes player terminals placed under participation arrangements that are either at customer facilities or in the rental pool.

In accordance with SFAS 144, “Accounting for the impairment or Disposal of Long-Lived Assets,” the Company i) recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows; and (ii) measures an impairment loss as the difference between the carrying amount and fair value of the asset.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the fourth quarter of 2008, the Company performed an annual impairment test of our long-lived assets in accordance with SFAS 144. As part of this analysis, we considered whether the future benefits expected from certain long-lived assets exceeded the assets carrying value. In several instances, managements’ intentions for current projects shifted as a new management team was inserted at the Company in the fourth fiscal quarter of 2008, leading us to terminate funding (both in terms of human resources and capital spent) on some of these projects, based upon our determination that the future benefit of several of the projects was minimal. In these instances, the carrying value of existing assets related to these projects was determined to be impaired. As such, the Company recorded reserves of $5.6 million related to property and equipment and leased gaming equipment in the fourth fiscal quarter. The reserves included $3.0 million related to undeployed gaming licenses and prepaid royalties, $2.4 million related to undeployed gaming cabinets, and $200,000 related other miscellaneous assets. The Company considered the potential salvage value of the assets and determined that such an amount would be negligible. Therefore, classification of these assets as ‘held for sale’ is not necessary.

3.  Development Agreements

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

The Company has recently fulfilled a commitment to a significant, existing tribal customer to provide approximately 43.8%, or $65.6 million, of the total funding for a facility expansion. Because of the Company’s commitment to fund the expansion, it secured the right to place an additional 1,400 gaming units in the expanded facility in southern Oklahoma. The Company recorded all advances as a note receivable and imputed interest on the interest free loan. The discount (imputed interest) was recorded as contract rights and will be amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. As of September 30, 2008, the Company had installed approximately 700 of the additional 1,400 units that it will place in the expanded facility. The remaining 700 units are expected to be installed by December 31, 2008.

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstance during fiscal 2008 that would require an impairment change to the assets’ carrying value.

The following net amounts related to advances made under development agreements and were recorded in the following balance sheet captions:

	September 30, 2008	September 30, 2007
Included in:	(In thousands)
Notes receivable, net	$61,750	$49,045
Property and equipment, net of accumulated depreciation	—	56
Intangible assets – contract rights, net of accumulated amortization	29,368	27,080

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Intangible Assets

At September 30, 2008 and 2007, the Company’s intangible assets consisted of the following:

	2008	2007	Estimated Useful Lives
	(In thousands)
Contract rights under development agreements	$41,325	$34,946	5-7 years
Internally developed gaming software	26,473	23,255	1-5 years
Patents and trademarks	8,464	7,450	1-5 years
Other	1,054	2,376	3-5 years
Total intangible assets	77,316	68,027
Less accumulated amortization – all other	(39,960)	(32,143)
Total intangible assets, net	$37,356	$35,884

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements, described under “Development Agreements.” The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the consolidated statements of operations. In the preceding table, $14.4 million of the $41.3 million at September 30, 2008, in contract rights is not currently being amortized pending completion of a customer facility expansion, which is expected to be completed by December 31, 2008.

Internally-developed gaming software is accounted for under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally-developed games over a twelve-month period, gaming engines over an eighteen-month period, gaming systems over a three-year period and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the years ended September 30, 2008, 2007, and 2006, amortization expense related to internally-developed gaming software was $3.3 million , $4.3 million and $4.2 million, respectively. During fiscal 2008, 2007, and 2006, the Company wrote off $531,000, $300,000 and $307,000, respectively, related to internally-developed gaming software that the Company chose to abandon.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An analysis of intangible assets at September 30, 2008 indicated there was an impairment to goodwill which resulted in a $335,277 reserve being recorded in accordance with SFAS 142, “Goodwill and Other Intangible Assets.”

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense, inclusive of accretion of contract rights, totaled $8.8 million, $11.9 million and $10.8 million for the years ended September 30, 2008, 2007 and 2006, respectively. Annual estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amount
(In thousands)
2009	$11,137
2010	7,511
2011	6,315
2012	5,433
2013	4,724
Total	$35,120

5.  Notes Receivable

At September 30, 2008 and 2007, the Company’s notes receivable consisted of the following:

	2008	2007
	(In thousands)
Notes receivable from development agreements	$72,706	$57,929
Less imputed interest discount reclassed to contract rights	(10,956)	(8,884)
Notes receivable from equipment sales and other	8,012	—
Notes receivable, net	69,762	49,045
Less current portion	(23,072)	(12,248)
Notes receivable – noncurrent	$46,690	$36,797

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.

Notes receivable from equipment sales outstanding as of September 30, 2008 consist of financial instruments issued by customers for the purchase of player terminals and licenses, and bear interest at 7.97%. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the note receivable outstanding.

6.  Accounts Payable and Accrued Expenses

At September 30, 2008 and 2007, the Company’s accounts payable and accrued expenses consisted of the following:

	2008	2007
	(In thousands)
Trade accounts payable and accrued expenses	$23,022	$15,653
Third-party licenses payable	—	614
Accrued bonus and salaries	2,474	1,679
Other	3,752	4,075
Accounts payable and accrued expenses	$29,248	$22,021

7.  Credit Facility, Long-Term Debt

At September 30, 2008 and 2007, the Company’s Credit Facility, long-term debt and capital leases consisted of the following:

	2008	2007
	(In thousands)
Long-term revolving lines of credit	$19,000	$7,000
Term loan facility	$67,988	$75,047
Less current portion	(1,544)	(563)
Long-term debt, less current portion	$66,444	$74,484

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Credit Facility provides the Company with the ability to finance development agreements and acquisitions and working capital for general corporate purposes. Amounts under the $75 million revolving credit commitment and the $75 million term loan mature in five years, and advances under the term loan and revolving credit commitment bear interest at the Eurodollar rate plus the applicable spread (6.24% and 6.99%, respectively, as of September 30, 2008) tied to various levels of interest pricing determined by total debt to EBITDA.

The Credit Facility is collateralized by substantially all of the Company’s assets, and also contains financial covenants as defined in the agreement. These covenants include (i) a minimum fixed-charge coverage-ratio of not less than 1.50 : 1.00; (ii) a maximum total debt to EBITDA ratio of not more than 2.25 : 1.00 through June 30, 2008, and 1.75 : 1.00 from September 30, 2008 thereafter; and (iii) a minimum trailing twelve-month EBITDA of not less than $57 million for the quarter ended September 30, 2007, and $60 million for each quarter thereafter. As of September 30, 2008, the Company is in compliance with its loan covenants. The Credit Facility requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in its businesses). In the second quarter of 2008, the Company made a mandatory prepayment of the term loan in the amount of $4.5 million due to an early prepayment of a development agreement note receivable. As of September 30, 2008, the Credit Facility had availability of $55.3 million, subject to covenant restrictions.

The Credit Facility also required that the Company enter into hedging arrangements covering at least $50 million of the term loan for a three-year period by June 1, 2008; therefore, on May 29, 2008, the Company purchased, for $390,000, an interest rate cap (5% cap rate) covering $50 million of the term loan. The Company accounts for this hedge in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet, at their respective fair values. The Company records, on a mark- to-market basis, changes to the fair value of the interest rate cap on a quarterly basis. These changes in fair value are recorded in interest expense in the statement of operations.

Previous Credit Facility. The Company’s previous Credit Facility provided the Company with a term loan facility, or the Term Loan, a revolving line of credit, or the Revolver, and reducing lines of credit, or the Reducing Revolvers. This Credit Facility was replaced by the new Credit Facility during April 2007.

Long-term debt at September 30, 2008, includes the Credit Facility’s term loan.

A schedule for each of the fiscal years ending after September 30, 2008, representing the maturities of long-term debt is as follows:

Year	Long-Term Debt	Revolving Lines of Credit
	(in thousands)
2009	$1,544	$—
2010	750	—
2011	750	—
2012	64,944	19,000
Total	$67,988	$19,000

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.  Leases

The Company leases its corporate offices, warehouses and certain office equipment under noncancelable operating leases. In addition, the Company leases certain equipment used in its operations under capital lease arrangements.

A schedule of future minimum rental payments required under noncancelable operating leases, follows:

Year	Operating
(In thousands)
2009	$2,706
2010	2,003
2011	252
2012	12
2013	—
Total Minimum Lease Payments	$4,973

Rental expense during 2008, 2007, and 2006 amounted to $2.7 million, $2.5 million and $2.1 million respectively.

9.  Income Taxes

The provision for income tax expense (benefit) consisted of the following for the years ended September 30, 2008, 2007 and 2006:

	2008	2007	2006
	(In thousands)
CURRENT:
Federal	$4,223	$8,784	$10,176
State	828	638	1,213
Foreign	514	274	—
	5,565	9,696	11,389
DEFERRED:
Federal	(4,673)	(10,489)	(8,072)
State	(590)	(386)	(801)
Foreign	—	—	—
	(5,263)	(10,875)	(8,873)
Income tax expense (benefit)	$302	$(1,179)	$2,516

The effective income tax rates differ from the statutory U.S. federal income tax rates as follows for the years ended September 30, 2008, 2007, and 2006:

	2008	2007	2006
Federal income tax expense (benefit) at statutory rate	35.0%	(35.0%)	35.0%
State income tax expense, net of federal benefit	7.8%	8.5%	3.1%
Foreign income tax expense, net of federal benefit	47.7%	9.3%	0%
Other, net	(46.1%)	(44.7%)	3.5%
Provision (benefit) for income taxes	44.4%	(61.9%)	41.6%

The “other, net” category above captures the impact of several tax expense items, the three largest of which, are all favorable to the Company in the fiscal years 2008 and 2007, and included an unrecorded federal refund, an over-accrual of state income tax expense, and the true-up of the company tax accounts.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Differences between the book value and the tax basis of the Company’s assets and liabilities at September 30, 2008 and 2007 result in deferred tax assets and liabilities as follows:

	2008	2007
	(In thousands)
Deferred tax asset – current:
Allowance for doubtful accounts	$455	$321
Inventory reserve	1,526	514
Accruals not currently deductible for tax purposes	1,764	924
Deferred revenue	3,131	173
Current deferred tax asset	6,876	1,932
Noncurrent deferred tax asset:
Property and equipment and leased gaming equipment, due principally to depreciation differences	11,400	14,582
Intangible assets, due principally to amortization differences	4,516	1,249
Non-qualified stock compensation expense	986	752
Noncurrent deferred tax asset	16,902	16,583
Deferred tax asset	$23,778	$18,515

For 2008, 2007, and 2006, the Company recorded reductions of $112,000, $1.4 million and $1.4 million respectively, of its federal and state income tax liability due to the effects of stock compensation.

Although realization is not assured, the Company believes it is more likely than not that all the deferred tax assets at September 30, 2008 and 2007 will be realized. Accordingly, the Company believes no valuation allowance is required for the deferred tax assets. However, the amount of the deferred tax asset considered realizable could be adjusted in the future if estimates of reversing taxable temporary differences are revised.

The Company paid income taxes, net of refunds received of $10.9 million in 2008, $7.6 million in 2007 and $11.2 million in 2006.

In fiscal 2008 the Company conducted operations in Mexico through a subsidiary treated as a disregarded entity for U.S. income tax purposes. Accordingly, income or losses are taxed or benefited, as appropriate, in the Company’s U.S. tax provision. At present, Company management doubts the Mexican operations can benefit from past losses from a Mexican tax perspective. Accordingly, a full valuation allowance has been recorded against the deferred tax asset related to the Mexican net operating loss. The effect on the total income tax expense is deemed immaterial.

10.  Stockholders’ Equity

Preferred Stock

During fiscal 1995, the Company amended its articles of incorporation to provide for the issuance of up to 2,000,000 shares of Preferred Stock in such series and with such rights and preferences as may be approved by the Board of Directors. In January 1995, the Board of Directors approved a Series A Preferred Stock, which is cumulative, voting and convertible. In October 1998 the Board of Directors approved a Series B Junior Participating Preferred Stock, which is cumulative and voting. As of September 30, 2008, there were no shares of Series A Preferred Stock or Series B Junior Participating Preferred Stock outstanding.

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

During fiscal 2008, the Company did not repurchase any shares of its Common Stock.

During fiscal 2007 and 2006, the Company repurchased with cash 1,992,000 and 159,000 shares of its Common Stock at an average cost of $12.74 and $9.15, respectively.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Director Compensation Plan

On October 1, 2004, the Company adopted a new plan to compensate the members of its Board of Directors for their services as directors, including serving on committees of the board. Under the Director Compensation Plan, each of the Company’s directors, including directors who are also regular full-time employees, will receive $37,500 per year, except for the Chairman of the Board, who will receive $75,000 per year. In addition, each director will receive $500 for each board meeting attended in person, $250 for each board meeting attended by telephone, $400 for each committee meeting attended in person and $200 for each committee meeting attended by telephone. Each member of the Audit Committee will also receive an additional $15,000 per year for serving on the Audit Committee, except for the Chairman of the Audit Committee who will receive $25,000 per year for serving on the Audit Committee as its Chairman. In general, each sitting director will receive an option grant on an annual basis for 10,000 shares of Common Stock that will vest over a six-month period.

Common Stock Warrants and Options

In connection with past financing arrangements and as compensation for consulting and professional services, the Company has issued warrants and options to purchase its Common Stock. New shares were issued to satisfy stock option exercises. As of September 30, 2008 and 2007, there were no warrants outstanding.

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

The Company issues new shares to satisfy stock option exercises under the plans.

At September 30, 2008, there were stock options available for grant under the following plans:

	Approved by Shareholders	Options available for grant as of September 30, 2008
2000 Stock Option Plan	May 2001	63,317
2001 Stock Option Plan	May 2002	306,373
2002 Stock Option Plan	February 2003	488,400
2003 Outsider Director Stock Option Plan	February 2004	782,500
Total		1,640,590

For the year ended September 30, 2008, the activity relating to stock option issuances under the stock option plans is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock Options Outstanding October 1, 2007	4,183,606	$7.09
Granted	2,732,500	4.51
Exercised	(127,374)	1.71
Forfeited	(42,224)	7.88
Stock Options Outstanding September 30, 2008	6,746,508	$6.14	5.50	$3,223,389
Stock Options Exercisable September 30, 2008	3,904,133	$7.08	3.62	$2,760,689

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended September 30, 2008, 2007 and 2006, other information pertaining to stock options was as follows:

	2008	2007	2006
Weighted-average grant-date fair value of stock options granted	$2.14	$5.88	$9.87
Total intrinsic value of options exercised (in millions)	.5	4.8	4.2
Total grant-date fair value of stock options vested during the year (in millions)	1.7	2.4	5.1

A summary of the status of the Company’s nonvested options as of September 30, 2008 and changes during the year ended September 30, 2008 is as follows:

Nonvested Options	Number of Options	Weighted-Average Grant-Date Fair Value
Nonvested at October 1, 2007	468,000	$4.51
Granted	2,732,500	2.14
Vested	(315,901)	5.40
Forfeited	(42,224)	7.88
Nonvested at September 30, 2008	2,842,375	2.25

Cash received from option exercise under all share-based payment arrangements for the years ended September 30, 2008, 2007 and 2006 was $217,520, $3.4 million, and $2.8 million. For September 2008, 2007, and 2006, the Company recorded reductions of $328,000, $1.4 million, and $1.4 million, respectively, of its federal and state income tax liability, with an offsetting credit to additional paid-in capital resulting from the tax benefits of stock options.

As of September 30, 2008, there was $5.6 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.54 years. This estimate is subject to change based upon a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, cancellations and the issuance of new options.

Employee Benefit Plans

During 1994, the Company established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan provides for the employees to make tax-deferred deposits into the plan up to the maximum of $20,500 for 2008. The Company matches the first 3% of employees’ contributions completely, and matches half of the next 2%. Such Company contributions amounted to $694,000, $730,000, and $775,000 for the years ended September 30, 2008, 2007, and 2006, respectively.

11.  Commitments and Contingencies

Litigation and Regulatory Proceedings

General. The Company is subject to litigation involving federal, state and Native American laws and regulations that affect both its general commercial relationships with its Native American tribal customers as well as the products and services provided to them. The outcome of litigation may not be assured, and despite management’s views of the merits of our litigation, or the reasonableness of our estimates and reserves, the Company’s financial statements could nonetheless be materially affected by an adverse judgment.  The Company believes it has adequate reserves for its current legal matters.

The Company maintains certain liability insurance; however, certain cost of defending lawsuits, such as those below the insurance deductible amount, are not covered by, or only partially covered by its insurance policies, or its insurance carriers could refuse to cover certain of these claims in whole or in part. The Company accrues costs to defend itself from litigation as it is incurred or as it becomes determinable.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In a letter dated November 8, 2007, the Acting General Counsel of the NIGC reiterated the statements made in her November 30, 2004 letter, that the NIGC did not then conclude that the agreements with the tribe that it reviewed constituted management agreements, but that the NIGC was concerned that, taken together, the agreements demonstrated a proprietary interest, by the Company, in the tribe’s gaming activity that may be contrary to law. Although the Company believes that it responded to the NIGC in 2004, explaining why the agreements did not violate the sole proprietary interest prohibition of IGRA and did not constitute a management agreement, the November 8, 2007 letter indicated that the NIGC did not receive the written explanation or further information and requested an explanation. On December 17, 2007, the Company responded in writing to the NIGC, correcting the misstatements contained in the NIGC’s 2004 letter. To date, the Company has received no further communication from the NIGC on this issue.

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

Diamond Game Enterprises, Inc. On November 16, 2004, Diamond Game Enterprises, Inc., or Diamond Game, filed suit in the State Court in Oklahoma City, Oklahoma, against the Company, along with others, including Clifton Lind, Robert Lannert, Gordon Graves, Video Gaming Technologies, Inc., or VGT, and its president, John Yarbrough, alleging five causes of action: (i) deceptive trade practices; (ii) unfair competition; (iii) wrongful interference with business; (iv) malicious wrong / prima facie tort; and (v) restraint of trade. The case asserts that the Company offered allegedly illegal Class III games on the MegaNanza® and Reel Time Bingo® gaming systems to Native American tribes in Oklahoma. Diamond Game claims that the offer of these games negatively affected the market for its pull-tab game, Lucky Tab II. Diamond Game also alleges that our development agreements with Native American tribes unfairly interfere with the ability of Diamond Game to successfully conduct its business. Diamond Game is seeking injunctive relief and unspecified damages in excess of $65 million. Diamond Game’s theories of recovery include claims for actual, treble and punitive damages, as well as revenue disgorgement.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Diamond Game and VGT (and its principals) entered into a confidential settlement agreement in September 2007. The Company will be given credit for the actual amount of that settlement should any verdict be entered against the Company in connection with this case. Two motions had been pending before the court in connection with the matter: (i) Diamond Game filed a motion for partial summary judgment seeking a court ruling on game classification for MegaNanza and Reel Time Bingo; and (ii) The Company filed a motion seeking summary judgment based on jurisdictional issues. On November 29, 2007, the trial court denied the Company’s motion for summary judgment on the jurisdictional issues, and ruled on Diamond Game’s motion for partial summary judgment, finding that our MegaNanza and Reel Time Bingo versions 1.0, 1.1 and 1.2 games are not Class II games under the Indian Gaming Regulatory Act of 1988, or IGRA, but instead are Class III games.

The court’s ruling stated that it was not binding on our tribal customers and the Company does not expect any of the Reel Time Bingo games currently in play in Oklahoma to be removed as a result of the court’s ruling. Other game versions included in the ruling are not in play in Oklahoma. The court’s rulings are not dispositive of the case and the opinion has no affect on the right of Native American tribes to play games offered by us. The trial court granted our motion for immediate certification of its ruling to the Oklahoma Supreme Court. The Company sought immediate review of the trial court’s decision. On February 19, 2008, the Oklahoma Supreme Court denied the Company’s request for immediate review of the trial court’s decision. The action of the Oklahoma Supreme Court does not preclude a subsequent appeal of the trial court’s decision and the Company will continue to assert that the games in question are legal Class II games, and that game classification cannot be decided by an Oklahoma State Court. Presently, the parties remain engaged in pre-trial discovery. The trial court has assigned a jury trial date of March 23, 2009.

While the Company continues to vigorously defend ourselves and believe that its MegaNanza and Reel Time Bingo versions 1.0, 1.1 and 1.2 games were in fact Class II games, given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

Cory Investments Ltd. On May 7, 2008, Cory Investments, LTD., or Cory Investments, filed suit in the State Court in Oklahoma City, Oklahoma against the Company, along with others, including Clifton Lind; Robert Lannert; Gordon Graves; Video Gaming Technologies, Inc. or VGT and its president, Jon Yarbrough, and a former VGT representative, John Marley; Worldwide Gaming Technologies, or WGT; AGS, LLC, d/b/a American Gaming Systems; AGS Partners, LLC; Ronald Clapper, the owner of WGT, AGS, LLC and AGS Partners; Sierra Design Group; and Bally Technologies, Inc. The case asserts that the Company offered allegedly illegal Class III games on the MegaNanza and Reel Time Bingo gaming systems to Native American tribes in Oklahoma which had a severe negative impact on Cory Investments’ market for its legal Class II games. Cory Investments also alleges that the Defendants conspired to drive it and other Class II competitors out of the Class II market in Oklahoma and other states. In addition to the conspiracy allegations, Cory Investments alleges six causes of action: (i) deceptive trade practices; (ii) common law unfair competition; (iii) wrongful interference with business; (iv) malicious wrong / prima facie tort; (v) intentional interference with contract; and (vi) unreasonable restraint of trade. Cory Investments is seeking unspecified actual and punitive damages and equitable relief.

The Company and the other defendants were only recently served with summons and a copy of the lawsuit during the week of July 21, 2008 and a response to the petition is not yet due. The defendants removed the action to the United States District Court for the Western District of Oklahoma. Cory Investments filed a motion with the federal court to remand the case back to the state court. That motion was granted by the federal court on November 13, 2008, resulting in a transfer of the case back to the state court. Currently all of the defendants have filed motions to dismiss which are currently pending before the state court district judge. The Company believes that the claims of Cory Investments are without merit and intends to defend the case vigorously. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

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

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has made a number of challenges to Gamco’s standing to sue for infringement of the ‘035 Patent. On October 15, 2007, pursuant to an Interlocutory Appeal, the Federal Circuit reversed the District Court’s Order refusing to dismiss Gamco’s Supplemental and Second Amended Complaint against the Company. The Federal Circuit held that Gamco did not have sufficient rights in the ‘035 Patent to sue the Company without the involvement of the patent owner, IGT.

On December 4, 2007, Gamco and IGT entered into an Amended and Restated Exclusive License Agreement whereby IGT granted to Gamco exclusive rights to the ‘035 Patent in the state of New York and the right to sue for past infringement of the same. On January 9, 2008, Gamco filed its Third Amended Complaint for Infringement of the ‘035 Patent against the Company. On January 28, 2008, the Company filed an Answer to the Complaint denying liability. The Company also filed a Third Amended Counterclaim against Oasis, Gamco and certain officers at Gamco, for fraud, promise without intent to perform, negligent misrepresentation, breach of contract, specific performance and reformation of contract with regard to the Company’s rights under the Sublicense Agreement for the ‘035 Patent, as well as for non-infringement and invalidity of the Patent. These parties have filed a motion to dismiss and a motion for summary judgment as to these claims. The Company has filed a motion for partial summary judgment on its breach of contract and specific performance claims seeking to enforce the terms of the Sublicense Agreement. The Company has also moved for summary judgment on Gamco’s complaint on the ground that it is a licensee. All motions to dismiss and motions for summary judgment will be heard by the court on February 26, 2009.

The court has scheduled a Markman hearing to construe the claims of the ‘035 Patent for January 13, 2009. The court will also consider at that time the Company’s motion for partial summary judgment to invalidate all of the means-plus-function claims of the ‘035 Patent under 35 U.S.C. § 112, 6. A trial date has not been set by the court.

The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

Off Balance Sheet Arrangements

As of September 30, 2008, the Company had no off balance sheet arrangements.

Employment Agreements

We have employment agreements with most of our employees with positions of Senior Vice President or above. These employment agreements generally provide for an initial rate of pay and other general employment terms. If there is a change in control of the Company, some executives are entitled to severance benefits. Most of the employment agreements include post-employment non-compete provisions and the terms of the severance benefits generally range from twelve-to twenty-four month’s salary continuation with similar non compete periods.

Clifton Lind. On September 9, 2004, the Company entered into an Executive Employment Agreement, or the Agreement, with Clifton E. Lind to provide for Mr. Lind to continue as the Company’s President and Chief Executive Officer, and setting forth certain terms of Mr. Lind’s employment. The agreement provided that Mr. Lind would receive an annual base salary of $450,000, and would be eligible to receive incentive compensation on an annual basis as determined by the Compensation Committee of the Board of Directors, based upon a performance review of Mr. Lind performed by the Compensation Committee.

Mr. Lind resigned as President and Chief Executive Officer on March 31, 2008. Mr. Lind will receive i) his base salary for 18 months in equal monthly installments following the date of termination; ii) one year of his projected incentive compensation; and iii) full acceleration of the vesting of any unexercised or unvested stock options that he holds. Mr. Lind will be prohibited from a) working for, providing assistance to, or investing in (subject to certain exceptions) any business that is competitive with that of the Company, for a period of 18 months; b) soliciting any of the Company’s customers or prospective customers, or disparaging the Company for a period of 12 months; c) soliciting any of the Company’s employees for a period of 18 months; and d) disclosing any of the Company’s confidential information.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

License Agreements

In June 2004, the Company entered into an agreement with WMS Gaming, Inc., to purchase WMS cabinets and games for placement in various Class II and Class III jurisdictions in North America. The agreement has been amended several times to add additional purchase commitments and to clarify placement authorizations. In June 2005, the parties extended the term of the agreement until April 1, 2007, with an extension granted until April 1, 2008 with respect to the development and placement of purchased cabinets and game themes, and until April 30, 2009 with respect to certain jurisdictions. In December 2007, WMS and the Company agreed to additional Class III cabinet purchases and agreed to extend the term of the agreement until June 30, 2009 for certain jurisdictions, with limited sell-off rights extending thereafter. The Company has satisfied all required cabinet and game-theme purchases.

On November 27, 2006 the Company entered into a letter agreement with Aristocrat Technologies, Inc. in which the Company is granted the right to purchase, as well as the exclusive right to place Aristocrat Class III cabinets and attendant game themes to certain Native American tribes within the State of Oklahoma. The initial term of the agreement is three years from delivery of the first order of Aristocrat cabinets, with a two-year extension by mutual agreement. In October 2008, Aristocrat and the Company agreed to additional Class III cabinet purchases and agreed to extend the term of the agreement until December 15, 2010.

In April 2001, the Company entered into a license agreement with Bally Technologies, Inc. (formerly Alliance Gaming Inc.), or Bally, to use certain of Alliance’s trademarks, logos and other audiovisual aids and graphics in the Washington State Class III market. The Company’s contract requires it to purchase a minimum number of licenses to operate games over specified periods. During September 2001, Alliance extended the license agreement to provide the Company access to Alliance’s catalog of game themes for use in Class II bingo games. This extension also required the Company to purchase a minimum number of Class II licenses over a specified period. As of the end of fiscal 2008, the Company is in compliance with all provisions of the agreement.

In addition, the Company has entered into license agreements with other game content providers to purchase player terminals and licenses over specified periods.

Certain of the Company’s license agreements require it to pay royalty fees based on a fixed percentage of the hold per day generated by a player terminal.

12.  Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which at times may exceed the federal depository insurance limits. At September 30, 2008, the Company had concentrations of cash in one bank totaling approximately $5.5 million. The Company has not experienced any losses on such accounts in the past.

Accounts receivable represent short-term credit granted to customers for which collateral is generally not required. As of September 30, 2008 and 2007, approximately 44% and 52%, respectively, of the Company’s accounts receivable were from Native American tribes or their gaming enterprises.

In addition, a large percentage of these tribes have their reservations and gaming operations in the state of Oklahoma. Despite the industry and geographic concentrations related to the Company’s customers, due to the historical experience of the Company on receivable collections, management considers credit risk to be minimal with respect to accounts receivable. At September 30, 2008 and 2007, the following concentrations existed in the Company’s account receivable, as a percentage of total accounts receivable:

	2008	2007
Customer A	17%	18%
Customer B	13%	22%

For the years ended September 30, 2008, 2007 and 2006, the following customers accounted for more than 10% of the Company’s total revenues:

	2008	2007	2006
Customer A	39%	42%	36%
Customer B	7%	10%	8%
Customer C	10%	4%	2%

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately 58% and 59% of the Company’s total revenues for the years ended September 30, 2008 and 2007, respectively, were from tribes located in Oklahoma.

While the Company believes that its relationship with all of its customers is good, the loss of any of these customers would have a material and adverse effect upon its financial condition and results of operations and cash flows.

Notes receivable consist of financial instruments issued by customers for the purchase of player terminals and licenses, and amounts generated from reimbursable amounts advanced under development agreements, generally at prevailing interest rates. Substantially all of the Company’s notes receivable are from Native American tribes or their gaming enterprises. At September 30, 2008, two customers represented approximately 89% and 11% of the notes receivable.

13.  Related Party Transactions

During fiscal 2007, in connection with executing a content license agreement, the Company paid $25,000 to a family member of the former Chairman of the Board.

During fiscal 2008, the Company has paid approximately $48,000 to a former Chairman of the Board for consulting services.

During fiscal 2008, the Company also paid approximately $150,000 to the former Chief Executive Officer for consulting services.

14.  Supplemental Consolidated Quarterly Financial Data (Unaudited)

	Year Ended September 30, 2008
	Quarters Ended
	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008
	(In thousands, except per-share amounts)
Total revenues	$30,235	$32,202	$30,252	$38,443
Operating income (loss)	821	2,722	209	(2,517)
Income (loss) before taxes	153	2,239	348	(2,060)
Net income (loss)	399	1,258	164	(1,443)
Diluted earnings (loss) per share	0.01	0.05	0.01	(0.06)
Weighted average common shares outstanding, diluted	27,380	27,243	27,153	26,595

	Year Ended September 30, 2007
	Quarters Ended
	December 31, 2006	March 31, 2007	June 30, 2007	September 30, 2007
	(In thousands, except per-share amounts)
Total revenues	$29,050	$30,726	$30,898	$31,243
Operating income (loss)	(4,562)	(961)	(272)	1,206
Income (loss) before taxes	(4,298)	4	1,256	1,115
Net income (loss)	(2,812)	6	685	1,377
Diluted earnings (loss) per share	(0.10)	0.00	0.02	0.05
Weighted average common shares outstanding, diluted	27,534	29,450	29,747	27,924

In accordance with SFAS 144, the Company i) recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows; and (ii) measures an impairment loss as the difference between the carrying amount and fair value of the asset.

During the fourth quarter of 2008, the Company performed an annual impairment test of our long-lived assets in accordance with SFAS 144. As part of this analysis, we considered whether the future benefits expected from certain long-lived assets exceeded the assets carrying value. In several instances, managements’ intentions for current projects shifted as a new management team was inserted at the Company in the fourth fiscal quarter of 2008, leading us to terminate funding (both in terms of human resources and capital spent) on some of these projects, based upon our determination that the future benefit of several of the projects was minimal. In these instances, the carrying value of existing assets related to these projects was determined to be impaired. As such, the Company recorded reserves of $5.6 million related to property and equipment and leased gaming equipment in the fourth fiscal quarter. The reserves included $3.0 million related to undeployed gaming licenses and prepaid royalties, $2.4 million related to undeployed gaming cabinets, and $200,000 related other miscellaneous assets. The Company considered the potential salvage value of the assets and determined that such an amount would be negligible. Therefore, classification of these assets as ‘held for sale’ is not necessary.

MULTIMEDIA GAMES, INC.

Schedule II – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Balance at Beginning of Period	(Recoveries)/ Additions	Deductions	Balance at End of Period
	(In thousands)
FY 2008	$854	$421	$66	$1,209
FY 2007	$1,007	$466	$619	$854
FY 2006	$229	$849	$71	$1,007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTIMEDIA GAMES, INC.

By:	/s/ Randy S. Cieslewicz
Randy S. Cieslewicz
Chief Financial Officer

Dated: December 15, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ANTHONY M. SANFILIPPO	Chief Executive Officer and Director	December 15, 2008
Anthony M. Sanfilippo	(Principal Executive Officer)

/s/ RANDY S. CIESLEWICZ	Chief Financial Officer	December 15, 2008
Randy S. Cieslewicz	(Principal Financial Officer
and Principal Accounting Officer)

/s/ MICHAEL J. MAPLES	Chairman of the Board and Director	December 15, 2008
Michael J. Maples

/s/ ROBERT D. REPASS	Director	December 15, 2008
Robert D. Repass

/s/ JOHN M. WINKELMAN	Director	December 15, 2008
John M. Winkelman

/s/ EMANUEL R. PEARLMAN	Director	December 15, 2008
Emanuel Pearlman

/s/ NEIL E. JENKINS	Director	December 15, 2008
Neil E. Jenkins

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION
3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Amendment to Articles of Incorporation	(2)
3.3	Second Amended and Restated Bylaws, as Amended	(18)
10.1	Form of Integrated Gaming Services Agreement	(3)
10.2	1994 Employee Stock Option Plan	(3)
10.3	1994 Director Stock Option Plan	(3)
10.4	1996 Stock Incentive Plan, as Amended	(4)
10.5	President’s Plan	(5)
10.6	1998 Senior Executive Stock Option Plan	(4)
10.7	2000 Stock Option Plan	(4)
10.8	2001 Stock Option Plan	(6)
10.9	Stockholder Rights Plan	(7)
10.10	2002 Stock Option Plan	(8)
10.11	2003 Outside Director Stock Option Plan	(9)
10.12	Ad Hoc Option Plan	(10)
10.13	2008 Employee Inducement Award Plan	(18)
10.14	Form of Indemnification Agreement	(11)
10.15	Employment Agreement executed September 9, 2004 between the Company and Clifton Lind	(12)
10.16	Employment Agreement executed May 29, 2008 between the Company and Gary Loebig	(13)
10.17	Employment Agreement executed June 15, 2008 between the Company and Anthony Sanfilippo	(14)
10.18	Stock Purchase Agreement executed June 15, 2008 between the Company and Anthony Sanfilippo	(14)
10.19	Amendment to Credit Agreement, dated as of October 26, 2007, by and among MGAM Systems, Inc., Megabingo, Inc., Comerica Bank, CIT Lending Services Corporation and the Banks party to Credit Agreement	(15)
10.20	Second Amendment to Credit Agreement, dated as of December 20, 2007, by and among MGAM Systems, Inc., Megabingo, Inc. and Comerica Bank	(16)
10.21	Employment Agreement executed September 14, 2008 between the Company and Patrick Ramsey	(17)
21.1	Subsidiaries of registrant	(18)
23.1	Consent of BDO Seidman, LLP	(18)
31.1	Certification of the Principle Executive Officer, pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002	(18)
31.2	Certification of the Principle Accounting Officer, pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002	(18)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(18)

(1)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission, or SEC, for the quarter ended March 31, 1997.
(2)	Incorporated by reference to our Form 10-Q filed with the SEC for the quarter ended December 31, 2003.
(3)	Incorporated by reference to our Form 10-KSB filed with the SEC for the fiscal year ended September 30, 1994.
(4)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on December 1, 2000 (File No.333-51072).
(5)	Incorporated by reference to our Form 10-KSB filed with the SEC for the fiscal year ended September 30, 1998.
(6)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on October 18, 2001 (File No. 333 - 100611).
(7)	Incorporated by reference to our Registration Statement on Form 8-A filed with the SEC on October 15, 1998 (File No. 000-28318).
(8)	Incorporated by reference to our Form 10-Q filed with the SEC for the quarter ended March 31, 2003.

(9)	Incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A filed with the SEC on January 6, 2004.
(10)	Incorporated by reference to our Registration Statement on Form S-8 filed with the SEC on October 18, 2002 (File No. 333 - 100612).
(11)	Incorporated by reference to our Form 8-K filed with the SEC on June 4, 2008.
(12)	Incorporated by reference to our Form 10-K filed with the SEC for the fiscal year ended September 30, 2004.
(13)	Incorporated by reference to our Form 8-K filed with the SEC on June 4, 2008
(14)	Incorporated by reference to our Form 8-K filed with the SEC on June 18, 2008
(15)	Incorporated by reference to our Form 8-K filed with the SEC on November 1, 2007
(16)	Incorporated by reference to our Form 8-K filed with the SEC on December 27, 2007.
(17)	Incorporated by reference to our Form 8-K filed with the SEC on September 17, 2008
(18)	Filed herewith.