Form 10-K/A
period 2008-09-30
MULTIMEDIA GAMES INC
filed 2009-01-28
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A

Amendment No. 1
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: September 30, 2008

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
Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☒

The aggregate market value of voting and non-voting common equity held by nonaffiliates of the registrant computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2008), was $121,717,728 (assuming, for this purpose, that only directors and officers are deemed affiliates).

As of January 16, 2009, the registrant had 26,642,942 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Multimedia Games, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (the “Original Report”), as filed with the Securities and Exchange Commission on December 15, 2008 (the “Original Filing Date”), for the purpose of including information that was to be incorporated by reference from our definitive proxy statement. We will not file our proxy statement within 120 days of the end of our fiscal year, and, therefore are amending Items 10, 11, 12, 13, 14 and 15 of Part III of our Original Report to add the information contained herein. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are filing new certifications by the Company’s Principal Executive Officer and Principal Financial Officer as exhibits to this Form 10-K/A under Item 15.

Except as described above, this Amendment does not modify or update other disclosures in the Original Report, including the nature and character of such disclosures, to reflect events occurring after the filing date of the Original Report. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange Commission.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Set forth below is information regarding the executive officers and directors of the Company as of January 16, 2009.

Name	Age	Positions and Offices
Anthony M. Sanfilippo	50	President, Chief Executive Officer and Director
Randy S. Cieslewicz	37	Senior Vice President and Chief Financial Officer
Patrick J. Ramsey	34	Senior Vice President and Chief Operating Officer
Virginia E. Shanks	47	Senior Vice President and Chief Marketing Officer
Uri L. Clinton	36	Senior Vice President, General Counsel, and Corporate Secretary
Mick D. Roemer	56	Senior Vice President of Sales
Michael J. Maples, Sr. (1)(2)	66	Director, Non-Executive Chairman of the Board
Robert D. Repass (1)(2)	48	Director
Emanuel R. Pearlman (1)(3)	48	Director
Neil E. Jenkins (3)	59	Director
John M. Winkelman (2)(3)	62	Director

(1)	Member of the Nominating and Corporate Governance Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.

Anthony M. Sanfilippo joined Multimedia Games as Chief Executive Officer in June 2008. Mr. Sanfilippo brings to Multimedia Games more than 20 years' experience with Harrah's Entertainment, Inc. (Harrah’s), the world's largest casino company and a provider of branded casino entertainment. While at Harrah’s, Mr. Sanfilippo served as President of both the Western Division (2003 – 2004) and the Central Division (1997 – 2002 and 2004 - 2007), overseeing the operations of more than two dozen casino and casino-hotel destinations. Mr. Sanfilippo was also part of the senior management team that led the successful integration of numerous gaming companies acquired by Harrah's, including Jack Binion's Horseshoe Casinos, the Grand Casino & Hotel brand, Players International, and Louisiana Downs Racetrack. In addition to his duties as divisional President, Mr. Sanfilippo was also President and Chief Operating Officer for Harrah's New Orleans and a member of the Board of Directors of Jazz Casino Corporation prior to its acquisition by Harrah's. Mr. Sanfilippo has directed tribal gaming operations in Arizona, California and Kansas, and has held gaming licenses in most states that offer legalized gambling.

Randy S. Cieslewicz became our Chief Financial Officer in April 2007. On December 1, 2008, Mr. Cieslewicz resigned from the Company effective February 15, 2009. From May 2006 until April 2007, Mr. Cieslewicz served as our Interim Chief Financial Officer. Mr. Cieslewicz joined us in March 2002 as Vice President of Tax and Budget and in July 2005, he became our Vice President of Tax, Budget, and Corporate Compliance. Mr. Cieslewicz worked in public accounting from 1994 through 2002, last serving as a Tax Manager for BDO Seidman, LLP. Mr. Cieslewicz received his Bachelor of Business Administration in Accounting from Sam Houston State University.

Patrick J. Ramsey became our Chief Operating Officer in September 2008. Previously, Mr. Ramsey was employed as the Vice President and Executive Associate to the Vice Chairman of Harrah’s Entertainment, Inc. from November 2007 through September 2008, where he worked on domestic and international development, design and construction, and sports and entertainment. Prior to joining the corporate office of Harrah’s Entertainment in Las Vegas, Mr. Ramsey worked as the Vice President of Slot Operations, Slot Performance, and Security Operations at Caesars Atlantic City (May 2006 – November 2007). Mr. Ramsey has held several other positions with Harrah’s Entertainment, Inc., including roles in the Central Division headquarters based in Memphis (November 2004 – May 2006) and at several of the Chicagoland properties (June 2003 – November 2004). Mr. Ramsey received a B.A. in Economics from Harvard University and an MBA from the Kellogg School of Management at Northwestern University.

Virginia (Ginny) E. Shanks joined us as Chief Marketing Officer in July 2008. Ms. Shanks brings to Multimedia Games more than 25 years of marketing experience in gaming entertainment, most recently as Senior Vice President of Brand Management for Harrah's Entertainment, Inc., the world's largest casino company and provider of branded casino entertainment. During her time with Harrah’s Entertainment, Ms. Shanks was responsible for maximizing the value of the company’s key strategic brands – Caesars, Harrah’s, and Horseshoe Casinos; the Total Rewards player loyalty program; and the World Series of Poker. In addition to setting overall corporate brand strategy, Ms. Shanks oversaw sports and entertainment marketing, strategic alliances, consumer insights, public relations, and nationwide casino promotions. Ms. Shanks holds a Bachelor of Science degree from University of Nevada-Reno.

Uri L. Clinton joined us as General Counsel and Secretary in August 2008. Mr. Clinton serves as chief legal counsel for all business operations, corporate governance, regulatory compliance and licensing in the Legal Affairs Department. Mr. Clinton’s professional experience includes more than 10 years of business and legal experience including six years in the Law Department at Harrah’s Entertainment, Inc. (August 2002 – August 2008), most recently serving as Vice President of Legal Affairs for its Central Division. In that capacity and in earlier positions, Mr. Clinton served as business operations and regulatory compliance legal counsel for more than 13 casino/hotels located in seven Native American and commercial gaming jurisdictions. Additionally, Mr. Clinton served as lead counsel for several of Harrah’s enterprise-wide departments and initiatives, including its National Casino Marketing Air Charter program, Risk Management Department, Corporate Diversity, and the 2004 integration of several Horseshoe branded casinos into the Harrah's corporate structure. Mr. Clinton received a B.A. in Political Science from the University of Nevada-Las Vegas in 1994, a Juris Doctorate from Gonzaga University School of Law in 1997, and an MBA from the Vanderbilt University Owen Graduate School of Management in 2007.

Mick D. Roemer became our Senior Vice President of Sales in January 2009, bringing more than 25 years of gaming equipment sales and marketing experience to the Company. Since 2007, Mr. Roemer has consulted with gaming companies in the areas of game content, intellectual property, and sales and marketing planning, and has worked in an advisory capacity with Multimedia Games since May 2008 in support of the Company’s efforts to expand its penetration into the Class III gaming market. Prior to 2007, he served as Senior Vice President of Sales, Marketing and Product Development for Bally Technologies, contributing to Bally’s significant increase in market share with gaming units shipped growing from fewer than 9,000 units in 2000 to more than 22,000 units in 2007. Mr. Roemer also previously served as Vice President of Marketing for International Gaming Technologies (IGT), Vice President of Sales for Powerhouse/VLC and Senior Vice President and General Manager of Anchor Gaming. Mr. Roemer holds a B.S. in Marketing from Oklahoma State University.

Michael J. Maples, Sr. has been a director of ours since August 2004 and has served as Chairman of the Board since April 2006. Mr. Maples held various management positions at Microsoft Corporation from April 1988 to July 1995, including Executive Vice President of the Worldwide Products Group. As a member of the Office of the President at Microsoft, Mr. Maples reported directly to the Chairman. Previously, Mr. Maples served as Director of Software Strategy for International Business Machines Corp. Mr. Maples also currently serves on the boards of Motive, Inc., a service management software company, Lexmark International, Inc., a laser and inkjet printer company, and Sonic Corp., an operator and franchisor of drive-in restaurants. Mr. Maples is currently a member of the Board of Visitors of the Engineering School at the University of Oklahoma and the College of Engineering Foundation Advisory Council at the University of Texas at Austin. Mr. Maples received a B.S. in Electrical Engineering from the University of Oklahoma and an MBA from Oklahoma City University.

Robert D. Repass has been a director of ours since July 2002. In addition to his role as a director, Mr. Repass serves as Chairman of our Audit Committee. Mr. Repass was a managing partner in the Austin office of PricewaterhouseCoopers from December 1997 to March 2000, and from March 2000 until December 2001, Mr. Repass was a partner with TL Ventures, a Philadelphia-based venture capital firm. From January 2002 until March 2002, Mr. Repass was a private consultant. Mr. Repass has also served as Vice President and Chief Financial Officer of Motion Computing, Inc., a mobile computing and wireless communication device company, since April 2002. From January 2003 until December, 2005, Mr. Repass served on the Board of Directors and as the Chairman of the Audit Committee of Bindview Development Corporation, a software company. Mr. Repass has over 20 years of public accounting, Securities and Exchange Commission and financial reporting experience. Mr. Repass received a B.S. in Accounting from Virginia Polytechnic Institute and State University.

John M. Winkelman has been a director of ours since August 2000. From 1999 to 2000, Mr. Winkelman was the Chief Executive Officer of Viejas Casino and Turf Club, a casino owned and operated by the Viejas Tribe located in San Diego County, California. From 1989 to 1999, Mr. Winkelman was the Economic Development Advisor to the Viejas Tribal Council. Mr. Winkelman has worked extensively with Native American enterprises for the past 20 years, with a primary focus on tribal gaming and related economic development. Mr. Winkelman received a B.A. in Law and a Juris Doctor degree from Thomas Jefferson School of Law, formerly Western State University.

Neil E. Jenkins has been a director of ours since October 2006. Since 2000, Mr. Jenkins has been an Executive Vice President and Secretary and the General Counsel for Lawson Products, Inc., a publicly traded industrial products company. From 1996 to 1999, Mr. Jenkins owned an SCH Golf Franchise that specialized in tours to Scotland and Ireland. Beginning in 1974, Mr. Jenkins began working in labor relations for Bally Manufacturing Corporation, and continued in the legal department, rising to the position of General Counsel, a capacity he served in from 1985 to 1992. In 1993, Mr. Jenkins became a member of Bally Gaming International’s Executive Team, where he helped coordinate business development, legal, and licensing matters for Bally Manufacturing’s gaming industry spin-off. Mr. Jenkins received a B.A. in Political Science from Brown University, a Juris Doctor degree from Loyola University Chicago School of Law, and a Master of Science degree in Financial Markets from the Center for Law & Financial Markets at the Illinois Institute of Technology.

Emanuel R. Pearlman has been a director of ours since October 2006. He has more than 20 years of experience in the investment community. Mr. Pearlman is the founder and Chief Executive Officer of Liberation Investment Group LLC, a New York-based investment management firm. Prior to founding Liberation, Mr. Pearlman was the Chief Operating Officer of Vornado Operating Corporation. For 14 years, Mr. Pearlman ran Gemini Partners, which specialized in strategic block investing and financial consulting. Mr. Pearlman’s experience in the gaming industry includes consulting to Jackpot Enterprises and to Bally Entertainment Corporation, where he advised the companies on their business and financial activities. Mr. Pearlman received a B.A. in Economics from Duke University, and an MBA from the Harvard Graduate School of Business.

Each director is elected annually and holds office until such director’s successor is elected, or until such director’s death, resignation or removal from office.

No family relationship exists between any of our directors, Executive Officers or any person nominated or chosen by us to become a director or Executive Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, the executive officers and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 which requires them to file reports with respect to their ownership of the common stock and their transactions in such common stock. Based upon the copies of Section 16(a) reports which we prepared or for which we received from such persons for their fiscal year 2008 transactions in the common stock and their common stock holdings, we believe that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by our directors, executive officers and greater than ten percent beneficial owners.

Audit Committee Composition and Audit Committee Financial Expert

Our Board of Directors has appointed Messrs. Repass, Maples, and Winkelman as members of the Audit Committee of the Board of Directors. All Audit Committee members are “independent” as defined and required under the Nasdaq listing standards and the rules and regulations of the Securities and Exchange Commission. All Audit Committee members also possess the level of financial literacy required by all applicable laws and regulations. The Board has determined that at least one member of the Audit Committee, Mr. Repass, is an Audit Committee “financial expert,” and that Mr. Repass is “independent” as defined by the rules and regulations of the SEC.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our officers, directors and employees which includes a separate, additional Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer, and controller. This code, including the separate, additional code for our principal executive officer, principal financial officer, principal accounting officer or controller is publicly available on our website at http://ir.multimediagames.com/downloads.cfm. If the we make any amendments to this code other than technical, administrative or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of the code to our principal executive officer, principal financial officer, principal accounting officer or controller, or other persons performing similar functions that requires disclosure by law or Nasdaq listing standard, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a report on Form 8-K filed with the SEC.

ITEM 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

INTRODUCTION

This Compensation Discussion and Analysis provides information regarding the following:

▪	The objectives of our executive compensation program, including the behaviors and results it is designed to encourage and reward;

▪	The roles and responsibilities of management and the Compensation Committee in the governance of our executive compensation program;

▪	The elements of our executive compensation program and its purposes; and

▪	The compensation decisions with respect to our fiscal year ended September 30, 2008.

Objectives of the Executive Compensation Programs

The objective of our executive compensation program is to align the compensation paid to our executive officers with shareholder and customer interests (on both a short-term and long-term basis); attract, retain and motivate highly qualified executive talent; and provide appropriate rewards for achievement of business objectives and growth in shareholder value. It is the Company’s objective that executive compensation be directly related to the achievement of our planned goals, and the enhancement of corporate and shareholder value. The Compensation Committee recognizes that the industry sector in which we operate is both highly competitive and is challenged by significant legal and regulatory uncertainty. In addition, the technology-related experience and skills of our executive officers have applications to many other industry sectors besides our own. As a result, there is substantial demand for qualified, experienced executive personnel of the type we need to achieve our objectives. The Compensation Committee considers it crucial that the Company be assured of retaining and rewarding our top caliber executives, who are essential to the attainment of our ambitious long-term goals.

For these reasons, the Compensation Committee believes the Company’s executive compensation arrangements must remain competitive with those offered by other companies of similar size, scope, performance levels and complexity of operations.

For the purposes of this Compensation Discussion and Analysis, the capitalized term “Named Executive Officers” (or “NEOs”) refers to the executives who are named in the Summary Compensation Table below. Included among the NEOs are Messrs. Clifton E. Lind, Gary L. Loebig, P. Howard Chalmers and Scott A. Zinnecker. Mr. Lind served as our President and Chief Executive Officer until his resignation from such offices and as a director of the Company effective March 31, 2008. Mr. Lind remained an employee of the Company following his resignation as an executive officer and director of the Company until his termination from the Company effective May 1, 2008. Mr. Loebig served as our Interim President and Chief Executive Officer from March 31, 2008 until the hiring of Mr. Sanfilippo effective June 15, 2008. Mr. Loebig remained an employee of the Company until his resignation from the Company effective September 19, 2008. Mr. Chalmers served as our Senior Vice President of Planning and Corporate Communications until August 31, 2008 when his role and responsibilities were revised such that he was no longer an executive officer; Mr. Chalmers remained an employee of the Company until his termination effective December 31, 2008. Mr. Zinnecker served in various roles with the Company until his termination effective September 30, 2008; most recently, he held the role of Executive Vice President and Acting Chief Operating Officer.

The Company entered into certain agreements with Messrs. Lind, Loebig, Chalmers and Zinnecker upon the termination of their employment. Information regarding these agreements is provided below in the section titled “Employment And Termination Arrangements And Change-In-Control Benefits.”

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

Management. Our management sets the strategic direction for the Company and strives to design and maintain compensation programs that motivate behaviors among the executive officers that are consistent with the Company’s strategic goals and objectives. Each year, the Chief Executive Officer, with assistance from other members of management, as appropriate, conducts a review process covering each of the executive officers reporting to the Chief Executive Officer. This annual review process focuses on an evaluation of overall Company performance and the performance of each such executive officer, including an evaluation of compensation levels delivered through each element of compensation (as described below), competitive practices and trends, and specific compensation issues as they arise. Based on the outcomes of this review process, the Chief Executive Officer makes recommendations to the Compensation Committee regarding the compensation of each of the executive officers reporting directly to him. This recommendation typically provides information regarding adjustments, if any, to base salaries, annual incentive bonus award payments, and equity-based incentive awards.

During fiscal year 2008, the Company successfully recruited several individuals to join the Company in senior executive roles. The compensation arrangements with these new Executive Officers are described below in the section titled “Employment and Termination Arrangements and Change-In-Control Benefits.” The Board of Directors believes the addition of these executives is critical to the development and execution of strategic objectives that will guide the Company’s future and support the creation of shareholder value.

Compensation Committee. The Company’s Board of Directors established the Compensation Committee in 1996 at the time of our initial public offering. The Compensation Committee operates pursuant to a charter, which is available on the “Investor Relations” page of the Company’s website at www.multimediagames.com. As stated in the charter, the purpose of the Compensation Committee is to discharge the Board’s responsibilities relating to compensation and benefits of the Company’s executive officers and directors. The current members of the Compensation Committee are Messrs. Jenkins (Chairman), Pearlman and Winkelman, who are each “independent” directors, as required by Nasdaq Marketplace Rules. The Compensation Committee convened eight times during fiscal year 2008 to discuss Company compensation programs and issues.

The Compensation Committee has overall responsibility for the approval of executive and director compensation programs that are appropriate, consistent with the Company’s compensation philosophy, and support the Company’s business goals and objectives. Specifically, the Compensation Committee has authority and responsibility for the review, evaluation and approval of the compensation structure and levels for all of the executive officers. The Compensation Committee also approves all employment, severance, or change-in-control agreements, and special or supplemental benefits or provisions applicable to executive officers. The Compensation Committee is also responsible for reviewing and making periodic recommendations to the Board regarding the compensation of directors.

Each year, the Compensation Committee reviews the compensation recommendations submitted by the Chief Executive Officer. In general, the Chief Executive Officer’s recommendations consider the following:

▪	Performance versus stated individual and Company business goals and objectives;

▪	Internal equity (i.e., considering the pay for similar jobs and jobs at different levels within the Company) and the critical nature of each Executive Officer to the Company’s past and future success;

▪	The need to retain talent; and

▪	The compensation history of each Executive Officer, including the value and number of stock options awarded in prior years.

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

In making decisions on each executive officer’s compensation, the Committee considers the nature and scope of all elements of the executive officer’s total compensation package, the executive officer’s responsibilities, and the competitive posture of the executive officer’s current compensation. The Committee also evaluates each executive officer’s performance through reviews of objective results (both Company and individual results), reports from the Chief Executive Officer and other senior management regarding the executive’s effectiveness in supporting the Company’s key strategic, operational and financial goals and, in some cases, personal observation.

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

The Compensation Committee has the sole authority to obtain advice from consultants, legal counsel, accounting, or other advisors, as appropriate, to perform the Committee’s duties and responsibilities. The Committee did not engage a compensation consultant to assist with the evaluation or review of the compensation programs for its executive officers for the fiscal year ended September 30, 2008.

Elements of Executive Compensation

Management and the Compensation Committee strive to implement executive compensation programs that are designed to attract and retain individuals who possess the qualities necessary to successfully execute the Company’s business strategy, and to support the Company’s long-term financial success and drive shareholder value. The key elements of our executive compensation program are as follows:

Element	Objectives and Basis	Form

Base Salary	Provide base compensation that reflects each Executive Officer’s responsibilities, tenure and performance and is competitive for each role.	Cash

Annual Incentive Bonus	Annual incentive to drive Company and individual performance.	Cash

Equity-Based Incentives	Long-term incentives to drive Company performance and align the Executive Officers’ interests with shareholders’ interests; retain Executive Officers through vesting and potential wealth accumulation.	Stock options

Health and Welfare Benefits	Provide for the health and wellness of our Executive Officers.	Various plans (described below)

Retirement and Savings Plan	Assist employees with retirement savings and capital accumulation on a tax-advantaged basis.	401(k) Plan, with Company matching contributions.

Perquisites	On a very limited basis, support Company business interests.	Club membership

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

Base Salary. Base salaries are paid to our executive officers to provide an appropriate fixed component of compensation. The base salary paid to each executive officer generally reflects the officer’s responsibilities, tenure, individual job performance, measurable contribution to our success, special circumstances, and pay levels of similar positions with comparable companies in the industry. Management and the Compensation Committee review the base salary of each executive officer, including the Chief Executive Officer, on an annual basis. When reviewing each executive officer’s base salary, the Compensation Committee considers the level of responsibility and complexity of the executive officer’s job, whether individual performance in the prior year was particularly strong or weak, how the executive officer’s salary compares to the salaries of other Company executives, and salaries paid for the same or similar positions. In addition to these annual reviews, management and the Committee may, at any time, review the salary of an executive officer who has received a significant promotion, whose responsibilities have been increased significantly, or who is the object of competitive recruitment. Any adjustments are based on increases in the cost of living, job performance of the executive officer over time, and the expansion of duties and responsibilities, if any. No pre-determined weight or emphasis is placed on any one of these factors.

The following table summarizes the base salaries for each of the Named Executive Officers during the fiscal year ended September 30, 2008:

Name	Annual Base Salary Effective 10/01/2007	Adjustments		Annual Base Salary Effective 09/30/2008
Anthony M. Sanfilippo (1)	—	—		$450,000
Gary L. Loebig (2)	$194,250	—		—
Clifton E. Lind (2)	$450,000	—		—
Randy S. Cieslewicz (3)	$212,500	$22,500 (+10.6%	)	$235,000
P. Howard Chalmers (4)	$189,000	$(75,600 (-40.0%	) )	$113,400
Scott A. Zinnecker (2)	$189,000	—		—

(1)	Mr. Sanfilippo was hired as President, Chief Executive Officer and a director the Company effective June 15, 2008. Additional details regarding the terms of his employment are provided below.
(2)	Messrs. Loebig, Lind and Zinnecker each terminated their employment with the Company on or before September 30, 2008.
(3)	Mr. Cieslewicz received a market-based adjustment to his salary effective July 28, 2008. On December 1, 2008, Mr. Cieslewicz resigned from the Company effective February 15, 2009.
(4)
Effective August 31, 2008, the role and responsibilities of Mr. Chalmers were revised such that he was no longer an executive officer of the Company. Consistent with this change, his salary was reduced. He remained an employee of the Company until his termination effective December 31, 2008.

The base salaries for each of the recently-hired executive officers (i.e., Messrs. Sanfilippo, Ramsey, Clinton, Roemer, and Ms. Shanks) were the result of negotiations between the Company and each individual. In each case, the Company believes that the salaries are appropriate, competitive, and were necessary to attract the caliber of executive-level talent that each of these individuals possess. Specific salary levels were agreed to based upon each individual’s salary level at their previous employers, the roles and positions each would be assuming with Multimedia Games, and other career opportunities that they were considering.

Annual Incentive Bonus. The Company’s annual incentive bonus program is intended to motivate the NEOs to achieve superior Company financial performance, recognize and reward the executive officers for their contributions when superior annual performance is achieved, and provide compensation opportunities which are aligned with competitive practices. The program is designed so that the annual incentive bonus can potentially be the largest component of cash compensation only if the executive and the Company are able to meet or exceed performance-related goals that, if attained, are expected to result in an increase in overall company and shareholder value. Bonus award payments are typically made in the first quarter of the fiscal year following the year in which they were earned.

Historically under our annual incentive bonus program, the NEOs did not have pre-set performance goals or annual bonus targets, expressed as a percentage of base salary. Rather, an annual incentive bonus pool was funded as a percentage of the Company reported pre-tax income, which was the sole corporate measure of performance for the funding of an incentive bonus pool. The bonus pool funding percentage was developed and approved by the Board of Directors periodically, based on the Company’s expected performance and an assessment of appropriate awards the annual incentive bonus pool might generate given different performance levels. If the Company’s performance resulted in the funding of the annual incentive bonus pool, then the Chief Executive Officer would have recommended to the Compensation Committee a bonus award amount for each of the other NEOs. The Chief Executive Officer’s recommendations would have been based on his assessment of each such NEOs contribution to the execution of the Company’s business plans. The Compensation Committee would have considered the Chief Executive Officer’s recommendations, and made changes to the recommended award amounts, as appropriate. The Chief Executive Officer’s bonus award was determined solely by the Compensation Committee based on its evaluation of his performance.

With the hiring of several new executive officers during fiscal year 2008, the Company has implemented a new annual incentive approach. Under this approach, each of the Executive Officers have been assigned a target annual bonus opportunity, expressed as a percentage of the executive’s annual base salary. Subject to the achievement of pre-established performance targets, the Executives Officers may earn an annual incentive bonus award above or below the bonus target opportunity. The Compensation Committee determined that a target-based annual incentive approach would allow for greater alignment between annual bonus awards and Company performance than the previous approach. Specifically, the Compensation Committee believes that the proposed target-based annual incentive approach will facilitate the use of performance measures that are aligned with the creation of shareholder value, and thus provide a direct incentive for Executive Officers to perform.

We anticipate the annual incentive bonus for fiscal year 2009 will be based on the Company’s EBITDA performance (EBITDA is defined as Earnings Before Interest, Taxes, Amortization, Depreciation and Accretion of Contract Rights), less capital expenditures, relative to a predetermined target amount. EBITDA less capital expenditures must meet a threshold level equal to approximately 50% of the target amount in order for annual incentive bonus awards to be funded. If the Company’s minimum threshold is met, the Executive Officers will each be eligible to receive annual incentive awards equal to 80% of his or her individual target bonus. If the Company’s EBITDA is between 80% and 100% of the target amount, the amount of annual incentive awards for which each Executive Officer will be eligible to receive will increase on a pro-rata basis, such that if EBITDA less capital expenditures is equal to 100% of the target amount, each Executive Officer will be eligible to receive an annual incentive award equal to 100% of his or her individual target bonus percentage. If the Company’s EBITDA less capital expenditures exceeds 100% of the target amount, each Executive Officer will be eligible to receive a bonus award up to his or her individual maximum award opportunity. For fiscal year 2009, the annual incentive bonus opportunities (expressed as a percentage of base salary) for the Executive Officers are as follows:

Name	Threshold (1)	Target	Maximum
Anthony M. Sanfilippo	120%	150%	300%
Other Executive Officers (2)	48%	60%	100%

(1)	Represents the annual incentive bonus award payout for which the Executive Officers may be eligible for EBITDA performance equal to 80% of the target amount.
(2)	Refers to Messrs. Ramsey, Clinton, Roemer, and Ms. Shanks.

For fiscal year 2008, two NEOs earned bonuses. Pursuant to the terms of his Employment Agreement dated May 29, 2008, Mr. Loebig was awarded a bonus in the aggregate amount of $119,231 (consisting of $69,231 in additional compensation related to his term as Interim Chief Executive Officer and a $50,000 cash bonus at the completion of his term) in recognition of his service as the Company’s Interim President and Chief Executive Officer. This bonus was paid to Mr. Loebig on June 20, 2008. Mr. Sanfilippo earned a bonus award of $181,731 in recognition of his service during fiscal year 2008 under the terms of his employment agreement, which provides him with a target bonus opportunity equal to 150% of his base salary, and a maximum bonus opportunity of 300% of his base salary. For fiscal year 2008, Mr. Sanfilippo's performance was evaluated based on the following objectives set forth shortly after his employment with the Company: (i) review the current profitability and future viability of each of the Company's product lines; (ii) assess the Company's organizational structure; (iii) establish relationships with stakeholders of the Company; and (iv) review the Company's expense structure. The Board of Directors’ assessment of his performance following the completion of the year determined that, in the aggregate, Mr. Sanfilippo met these objectives, and thus awarded him a bonus award equal to 150% of the base salary he earned during the fiscal year 2008. The bonus will be paid to Mr. Sanfilippo during fiscal year 2009. These awards are reflected in the “Bonus” column in the Summary Compensation Table.

Due to the dynamic nature of the Company’s industry, which is driven by economic and regulatory conditions, and customer preferences, the Company believes that the periodic use of discretion in the determination of bonus award amounts is appropriate and optimizes the overall value of the bonus program. This approach facilitates teamwork and collaboration among the executive officers, and allows them to not be limited to pre-established goals should operating conditions change during the year.

Equity-Based Incentives

We provide our Executive Officers with long-term compensation in the form of equity-based incentives, which are intended to align the interests of our Executive Officers with the interest of the Company’s shareholders by supporting the creation of long-term value for the organization, facilitate significant long-term retention, and be consistent with competitive market practices. Over time, it is the Compensation Committee’s intent that equity-based compensation should represent a significant portion of each executive officer’s total compensation, and the primary equity-based incentive vehicle we have used has been stock options. Nonqualified and incentive stock options have been granted to the Company’s executive officers and other employees. The Company expects to continue to issue stock options to new employees as they are hired, as well as to current employees as incentives from time to time. Our rationale for granting stock options is as follows:

▪	We believe that stock options are highly effective at aligning the long-term interests of our Executive Officers with the interests of our shareholders;

▪	The grant of stock options to Executive Officers has been an essential ingredient to enabling us to achieve our growth and attain our business objectives; and

▪
We regularly face significant legal, regulatory and competitive challenges to our business that require extraordinary commitments of time and expertise by the Executive Officers, who have met these challenges and made these extraordinary commitments, largely because of the reward and incentive provided by the historical and prospective grant of stock options.

The Compensation Committee periodically reviews the need to make grants of stock options to the executive officers, typically based on recommendations from management. When approving the grants of stock options, the Compensation Committee considers the number and terms of options previously granted, industry practices, the executive officer’s level of responsibility, and assumed potential stock value in the future.

The Company’s equity-based incentive awards are designed to comply with Section 162(m) of the IRS code to allow tax deductibility of the awards. Stock options are awarded under the Company’s stock plans – the 1996 Stock Incentive Plan, the 2000, 2001, 2002, 2003 Stock Option Plans, and an Ad Hoc Stock Option Plan. Our Board of Directors has also adopted a 2008 Employment Inducement Award Plan. Individual grants of options are documented by stock option agreements which contain the specific terms and provisions pertaining to each grant, including vesting, option term, exercise price, and termination provisions. Options granted to the Executive Officers and other employees generally vest over four years and expire seven years from the date of grant. The exercise price of stock options granted to executive officers is equal to the market value of a share of Company common stock on the date of grant. Therefore, our executive officers will receive no benefit from the stock options unless the value of a share of common stock exceeds the exercise price.

Stock option grants to Executive Officers and other employees have historically consisted of a combination of incentive stock options, or ISOs, and nonqualified stock options, or NQSOs. The use of ISOs has allowed recipients to take advantage of certain tax benefits the ISOs afford under Section 422 of the Internal Revenue Code (and any successor provision of the Code having a similar intent).

During the fiscal year ended September 30, 2008, the Compensation Committee approved grants of stock options to Messrs. Loebig, Cieslewicz and Zinnecker, consisting of a combination of ISOs and NQSOs. The options will vest and become exercisable over four years. The Compensation Committee approved these grants as an incentive to retain the services of these individuals during a period of transition, to keep them engaged in the Company’s day-to-day operations, and to contribute institutional knowledge which was valuable to the new executive team as they developed a new strategy for the Company.

Upon commencement of their employment with the Company, the Compensation Committee approved grants of stock options to Mr. Sanfilippo and the other recently-hired Executive Officers (i.e., Messrs. Ramsey, Clinton, Roemer, and Ms. Shanks). These grants were made to provide an immediate incentive for these individuals to focus on the creation of shareholder value. In addition, the Company believes the level of these equity awards were necessary to attract these executives, and in some instances, replace certain equity opportunities they had at their previous employers. Details of Mr. Sanfilippo’s stock option grant are provided below in the section titled “Compensation of the Chief Executive Officer.” Additional information is also provided in the section titled “Employment and Termination Arrangements and Change-In-Control Benefits.”

Other than the stock option awards described above, none of the other Named Executive Officers received grants of stock options or any other form of equity-based incentives during the fiscal year ended September 30, 2008.

The Company does not currently maintain required levels of stock ownership by the Executive Officers. The Company does have in place “Procedures and Guidelines Governing Securities Trades by Company Personnel,” in order to comply with federal and state securities laws governing (a) trading in Company securities while in the possession of “material nonpublic information” concerning the Company, and (b) tipping or disclosing material nonpublic information to outsiders. In order to prevent even the appearance of improper trading or tipping, the Company has adopted this policy for all of its directors, officers and employees, venture capital and other entities (such as trusts and corporations) over which such employees, officers or directors have or share voting or investment control and specially designated outsiders who have access to the Company’s material nonpublic information.

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

Health and Welfare Benefits. The Company’s benefits program is designed to provide employees (including the executive officers) and their families with security and well being, and is an important part of the total compensation package. These benefits are divided into the following major categories:

▪	Health Care Benefits – medical, dental and vision insurance coverage;

▪	Life and Disability Benefits – basic, optional life and accident insurance as well as short and long-term disability coverage;

▪	Flexible Spending Accounts – health care and dependent care tax-free accounts; and

▪	Work Life Benefits – employee assistance with everyday issues, financial and legal issues, parenting, childcare, education and elder care.

The Executive officers participate in these benefits programs on the same relative basis as our other employees.

Retirement and Savings. The Company maintains an employee retirement and savings plan pursuant to Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The purpose of the 401(k) Plan is to permit employees, including executive officers, to accumulate funds for retirement on a tax-advantaged basis. Specifically, the 401(k) Plan permits each eligible employee to contribute on a pre-tax basis a portion of his compensation to the 401(k) Plan (for calendar year 2008, the maximum amount of compensation that may be contributed to the 401(k) Plan was $15,500). The Company makes a matching contribution to the 401(k) Plan that is equal to 100% of the first 3% of compensation contributed by employees and 50% of the next 2% of compensation contributed by employees to the 401(k) Plan.

The Company does not maintain a tax-qualified defined benefit retirement plan. In addition, the Company does not maintain any non qualified supplemental retirement plans or deferred compensation plans for the executive officers.

Perquisites. The Company does not provide perquisites to executive officers, except for monthly club membership dues that were paid on behalf of Mr. Lind during his tenure as President and Chief Executive Officer. Two club memberships were primarily used for business purposes, including sales and customer entertainment and Board of Directors dinners. The value of this benefit to Mr. Lind in the fiscal year ended September 30, 2008, is included in the “All Other Compensation” column in the Summary Compensation Table.

Compensation of the Chief Executive Officer

Mr. Sanfilippo commenced employment with the Company as President and Chief Executive Officer, effective June 15, 2008. In accordance with the terms of his employment agreement (key terms of which are described below), Mr. Sanfilippo receives an annual base salary of $450,000. In addition, he has an opportunity to earn an annual bonus equal to 150% of his base salary upon achievement of certain performance targets approved by the Company’s Board of Directors, and up to a maximum of 300% of his base salary for overachievement of such performance targets. As noted above, Mr. Sanfilippo earned a bonus award of $181,731 in recognition of his service during the fiscal year. Upon the execution of his employment agreement, Mr. Sanfilippo was granted 1,300,000 stock options. The options became immediately exercisable, but are subject to a vesting over four years in equal quarterly installments. Mr. Sanfilippo’s total compensation package was determined as the result of a negotiation process between Mr. Sanfilippo and the Compensation Committee. The Compensation Committee believes the structure of the compensation package, as well as the targeted and potential value of the package, provides a competitive opportunity that is strongly aligned with shareholder interests.

Mr. Loebig was appointed Interim President and Chief Executive Officer on March 31, 2008, a position he held until the hiring of Mr. Sanfilippo effective June 15, 2008. In connection with his appointment to such offices, the Company entered into an Employment Agreement with Mr. Loebig, which is described below in the section titled “Employment and Termination Arrangements and Change-In-Control Benefits.” Pursuant to the terms of Mr. Loebig’s Employment Agreement, he received a bonus award of $119,231 (consisting of $69,231 in additional compensation related to his term as Interim Chief Executive Officer and a $50,000 cash bonus at the completion of his term) in recognition of his service during the fiscal year. On July 14, 2008, Mr. Loebig was granted 80,000 stock options. The grant consisted of a combination of 23,643 ISOs and 56,357 NQSOs. One-fourth of the options will vest on the first anniversary of the grant date; the remaining options will vest in equal quarterly increments over the following three years.

Mr. Lind served as the Company’s President and Chief Executive Officer until his resignation from such offices, effective March 31, 2008. He remained an employee of the Company until his termination on May 1, 2008, at which time he and the Company entered into certain agreements related to his termination. Key terms of these agreements are described below. Mr. Lind’s annual base salary was $450,000 for the period during which he was employed by the Company in fiscal year 2008. Mr. Lind did not receive a bonus award for his service during the fiscal year, nor did the Company grant options to him during fiscal 2008.

EMPLOYMENT AND TERMINATION ARRANGEMENTS AND CHANGE-IN-CONTROL BENEFITS

The Company is party to employment agreements with a total of five current executive officers, including Mr. Sanfilippo. In addition, we entered into certain agreements with Messrs. Lind, Loebig, Chalmers and Zinnecker to define certain arrangements regarding their terminations from the Company. The following paragraphs provide summaries of the agreements with the Named Executive Officers.

Agreements with Anthony M. Sanfilippo. On June 15, 2008, the Company entered into certain agreements with Mr. Sanfilippo, including an employment agreement that sets forth certain terms and conditions relating to his employment as President and Chief Executive Officer of the Company. Mr. Sanfilippo’s employment agreement provides that he will receive an annual base salary of $450,000, subject to covenants in the employment agreement and in an Agreement Regarding Proprietary Developments, Confidential Information and Non-Solicitation. The annual salary will be subject to an annual review by the Board of Directors or Compensation Committee. In addition, he has an opportunity to earn an annual bonus equal to 150% of his base salary upon achievement of certain performance targets approved by the Company’s Board of Directors, and up to a maximum of 300% of his base salary for overachievement of such performance targets. The employment agreement also specifies that Mr. Sanfilippo will be eligible to enroll in the Company’s benefit programs and vacation policies as they are established from time-to-time for senior-level executive employees, or be reimbursed for the cost to purchase comparable coverage at a benefit level consistent with other senior-level executive employees. Mr. Sanfilippo will also be reimbursed for the cost of co-payments under his current health and medical benefit plans, and annual physical examinations for Mr. Sanfilippo and his spouse.

For a period of six months following the effective date of the employment agreement, the Company paid expenses related to Mr. Sanfilippo’s commuting between Austin, Texas (the Company’s home office location) and each of his home offices in Germantown, Tennessee and Salt Lake City, Utah; as well reasonable costs of a furnished executive apartment in Austin, Texas, car rental and other related and reasonable expenses. The Company will pay for the reasonable moving expenses for Mr. Sanfilippo’s relocation to Austin, Texas, excluding any costs associated with buying or selling a home.

Upon the execution of the employment agreement, Mr. Sanfilippo was granted 1,300,000 stock options. The options became immediately exercisable, but are subject to a vesting over four years in equal quarterly installments. In addition, he agreed to purchase 250,000 shares of the Company’s Common Stock pursuant to a Stock Purchase Agreement, under which the shares were purchased at a price of $4.68 per share, such price being the fair market value of each such share on the effective date of the agreement.

In the event of Mr. Sanfilippo’s death or disability, voluntary termination, or termination for cause (each as defined within the employment agreement), he shall not be entitled to receive any severance, other than accrued but unpaid salary, vacation, vested benefits, and unreimbursed expenses. Further, the Company’s other obligations under the employment agreement shall cease. In the event of Mr. Sanfilippo’s termination without cause or his termination of employment for good reason (each as defined within the employment agreement), the Company: (i) shall pay Mr. Sanfilippo (a) in the event that the termination occurs on or before June 15, 2009, one year of base salary continuation and target bonus, or (b) in the event that the termination occurs after June 15, 2009, two years of base salary continuation and two years of target bonus; and (ii) if Mr. Sanfilippo elects to continue health coverage under the Consolidated Omnibus Budget Reconciliation Act (“COBRA”), the Company will pay the premiums in an amount sufficient to maintain the level of health benefits in effect on his last day of employment, for a period of up to one year after the termination. The same termination benefits would apply in the event of Mr. Sanfilippo’s termination without cause or his termination for good reason, within one year following a Change of Control. In addition, the stock options granted to Mr. Sanfilippo upon the commencement of his employment with the Company would become fully vested in the event of his termination without cause or his termination for good reason, within one year following a Change of Control. The Company’s obligation to provide the severance benefits set forth above is contingent upon Mr. Sanfilippo’s execution of a mutual release of claims satisfactory to the Company.

Agreements with Gary L. Loebig. Upon his resignation on September 19, 2008, the Company entered into certain agreements with Mr. Loebig, including a Termination of Employment Agreement and a Separation and Release Agreement. The Termination of Employment Agreement provides for the termination of an employment agreement between the Company and Mr. Loebig, dated May 29, 2008. That Employment Agreement outlined the terms and conditions of his employment as the Company’s Interim President and Chief Executive Officer, roles he held from March 31, 2008 until the hiring of Mr. Sanfilippo effective June 15, 2008. Under the terms of the Employment Agreement, Mr. Loebig’s salary was unchanged; however, he was entitled to receive a bonus (the “Cash Bonus”) in the amount of $25,000 per month for the period during which he held the titles of Interim President and Chief Executive Officer. As described above, Mr. Loebig received payment of the Cash Bonus pursuant to these terms.

The Termination of Employment Agreement provided for the payment to Mr. Loebig of one-half of the annual base salary defined in the employment agreement, as well as any accrued but unpaid salary, vacation, vested benefits, and unreimbursed expenses through the date of his termination.

The Separation and Release Agreement also provides for the continuation of the terms and provisions of Stock Option Agreements between the Company and Mr. Loebig, in existence upon his termination. In the event of a Change of Control, these stock option agreements provide for full vesting of all nonvested stock options held by Mr. Loebig.

The Company and Mr. Loebig also entered into a Consulting Agreement, under which he will provide consulting services a minimum of one day per month and a maximum of four days per month, at the request of the Company’s Chief Executive Officer or the Company’s Board of Directors. The agreement will terminate on September 19, 2009. In consideration for his consulting services, Mr. Loebig will receive a fee in the amount of $3,200 per month. In addition, he will continue his participation in the Company’s health care benefit plans for himself and his spouse for the term of the agreement.

Agreements with Clifton E. Lind. Upon his resignation on May 1, 2008, the Company entered into certain agreements with Mr. Lind, including a Termination of Employment Agreement and a Separation and Release Agreement. The Termination of Employment Agreement provides for the termination of an employment agreement between the Company and Mr. Lind, dated September 9, 2004, as well as payment to Mr. Lind of any accrued but unpaid salary, vacation, vested benefits, and unreimbursed expenses through the date of his termination. The Separation and Release Agreement provided for the termination of the severance provisions of Mr. Lind’s employment agreement with the Company, as well as the reimbursement of up to an aggregate of $7,500 for the fees and expenses of a single special counsel to Mr. Lind, incurred in the course of negotiating the Separation and Release Agreement, the Termination of Employment Agreement, and a Consulting Agreement.

The Separation and Release Agreement also provides for the continuation of the terms and provisions of Stock Option Agreements between the Company and Mr. Lind, in existence upon his termination. In the event of a Change of Control, these stock option agreements provide for full vesting of all nonvested stock options held by Mr. Lind.

The Company and Mr. Lind also entered into a consulting agreement, under which he will provide consulting services a minimum of four days per month and a maximum of twelve days per month, at the request of the Company’s Chief Executive Officer or the Company’s Board of Directors. The agreement will terminate on May 31, 2011. In consideration for his consulting services, Mr. Lind will receive fees in the amount of $30,000 per month for the period May 2008 through October 2008; $25,000 per month for the period November 2008 through April 2009; $22,500 per month for the period May 2009 through October 2010; and $20,000 per month for the period November 2010 through May 2011. In addition, he will continue his participation in the Company’s health care benefit plans for himself and his spouse for the term of the agreement.

Agreement with P. Howard Chalmers. Effective August 31, 2008, the role and responsibilities of Mr. Chalmers were revised such that he was no longer an Executive Officer of the Company. Effective on that date, the Company entered into an agreement with Mr. Chalmers, under which he agreed to a reduction in the annual rate of his base salary from $189,000 to $113,400, continuing through the earlier of (i) December 31, 2008 or, (ii) his acceptance of other employment or consulting engagement requiring a majority of his business time and attention with compensation at an annual rate aggregating more than $150,000. The agreement also provided that he would continue to be eligible for Company benefits consistent with those he received prior to the agreement.

In addition, the agreement established that beginning January 1, 2009, Mr. Chalmers would provide consulting services to the Company as reasonably requested for a period ending June 30, 2009. During that consulting period, he would receive consulting fees at an hourly rate, or a project fees to be determined for services actually rendered, but not receive salary, benefits, or other compensation from the Company. The agreement also provides, in exchange for the confirmation and execution of a general release of all claims against the Company, for the continuation of the terms and provisions of Stock Option Agreements between the Company and Mr. Chalmers in existence upon his termination.

Mr. Chalmers remained an employee of the Company until his termination effective December 31, 2008, and has subsequently commenced consulting services to the Company in accordance with the terms of the agreement.

Agreements with Scott A. Zinnecker. Upon his resignation on September 30, 2008, the Company entered into certain agreements with Mr. Zinnecker, including a Separation, Release and Indemnification Agreement. In consideration for his execution of the agreement, Mr. Zinnecker received a severance payment of $58,153.92, equal to four months of his annual base salary, less customary payroll deductions, as well as any accrued but unpaid salary, vacation, vested benefits, and unreimbursed expenses through the date of his termination. The agreement also provides for the continuation of the terms and provisions of Stock Option Agreements between the Company and Mr. Zinnecker in existence upon his termination.

The Company and Mr. Zinnecker also entered into a consulting agreement, under which he will provide consulting services at the request of the Company’s Chief Executive Officer or the Company’s Board of Directors. The agreement will terminate on July 15, 2009. In consideration for his consulting services, Mr. Zinnecker will receive a fee in the amount of $150 per hour for all services provided upon the Company’s request. There is no minimum number of hours required as part of the consulting agreement, and there are certain limits as to the maximum days per month which Mr. Zinnecker may provide services.

Agreements with Virginia E. Shanks. On July 22, 2008, the Company entered into an executive employment agreement with Ms. Shanks, which sets forth certain terms and conditions relating to her employment as the Company’s Senior Vice President and Chief Marketing Officer. Ms. Shanks‘ employment agreement provides that she will receive an annual base salary of $250,000, subject to covenants in the employment agreement and in an Agreement Regarding Proprietary Developments, Confidential Information and Non-Solicitation. The annual salary will be subject to an annual review by the Company’s Chief Executive Officer. In addition, she has an opportunity to earn an annual bonus equal to 60% of her base salary upon achievement of certain performance targets approved by the Company’s Chief Executive Officer, and up to a maximum of 100% of her base salary for overachievement of such performance targets. The employment agreement also specifies that Ms. Shanks will be eligible to enroll in the Company’s benefit programs and vacation policies as they are established from time-to-time for senior-level executive employees.

Pursuant to the employment agreement, on July 22, 2008 the Company granted Ms. Shanks 250,000 stock options pursuant to the Company’s 2008 Employment Inducement Award Plan. The options became immediately exercisable, but are subject to vesting over four years. Specifically, one-sixteenth (1/16) of the options vest on October 22, 2008, with the remaining options vesting one-sixteenth (1/16) quarterly until fully vested.

Ms. Shanks will serve as Vice President of Sales until her successor is chosen and qualified or until her death, resignation, retirement, disqualification or removal. If there is a Change of Control of the Company, Ms. Shanks may, in certain circumstances, receive one year of base salary and one year of a target bonus payment; provided, however, that if the Change of Control occurs after July 22, 2009, Ms. Shanks would, in such circumstances, receive two years of base salary and two years of target bonus payments. Ms. Shanks is eligible to receive a gross-up payment in the event that any payment by the Company to or for the benefit of Ms. Shanks is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code.

Agreements with Uri L. Clinton. On August 16, 2008, the Company entered into an executive employment agreement with Mr. Clinton, which sets forth certain terms and conditions relating to his employment as the Company’s General Counsel. Mr. Clinton’s employment agreement provides that he will receive an annual base salary of $250,000, subject to covenants in the employment agreement and in an Agreement Regarding Proprietary Developments, Confidential Information and Non-Solicitation. The annual salary will be subject to an annual review by the Company’s Chief Executive Officer. In addition, he has an opportunity to earn an annual bonus equal to 60% of his base salary upon achievement of certain performance targets approved by the Company’s Chief Executive Officer, and up to a maximum of 100% of his base salary for overachievement of such performance targets. The employment agreement also specifies that Mr. Clinton will be eligible to enroll in the Company’s benefit programs and vacation policies as they are established from time-to-time for senior-level executive employees.

Pursuant to the employment agreement, on August 16, 2008 the Company granted Mr. Clinton 250,000 stock options pursuant to the Company’s 2008 Employment Inducement Award Plan. The options became immediately exercisable, but are subject to vesting over four years. Specifically, one-sixteenth (1/16) of the option vests on November 16, 2008, with the remaining options vesting one-sixteenth (1/16) quarterly until fully vested.

Mr. Clinton will serve as General Counsel until his successor is chosen and qualified or until his death, resignation, retirement, disqualification or removal. If there is a Change of Control of the Company, Mr. Clinton may, in certain circumstances, receive one year of base salary and one year of a target bonus payment; provided, however, that if the Change of Control occurs after August 16, 2009, Mr. Clinton would, in such circumstances, receive two years of base salary and two years of target bonus payments. Mr. Clinton is eligible to receive a gross-up payment in the event that any payment by the Company to or for the benefit of Mr. Clinton is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code.

Agreements with Patrick R. Ramsey. On September 14, 2008, the Company entered into an executive employment agreement with Mr. Ramsey, which sets forth certain terms and conditions relating to his employment as the Company’s Senior Vice President and Chief Operating Officer. Mr. Ramsey’s employment agreement provides that he will receive an annual base salary of $300,000, subject to covenants in the employment agreement and in an Agreement Regarding Proprietary Developments, Confidential Information and Non-Solicitation. The annual salary will be subject to an annual review by the Company’s Chief Executive Officer. In addition, he has an opportunity to earn an annual bonus equal to 60% of his base salary upon achievement of certain performance targets approved by the Company’s Chief Executive Officer, and up to a maximum of 100% of his base salary for overachievement of such performance targets. The employment agreement also specifies that Mr. Ramsey will be eligible to enroll in the Company’s benefit programs and vacation policies as they are established from time-to-time for senior-level executive employees.

For a period of six months following the effective date of the employment agreement, the Company will pay expenses related to Mr. Ramsey’s commuting between Austin, Texas (the Company’s home office location) and Las Vegas, Nevada; as well reasonable costs of an apartment in Austin, Texas, car rental and other related and reasonable expenses. The Company will pay for the reasonable moving expenses for Mr. Ramsey’s relocation to Austin, Texas.

Pursuant to the employment agreement, on September 14, 2008 the Company granted Mr. Ramsey 300,000 stock options pursuant to the Company’s 2008 Employment Inducement Award Plan. The options became immediately exercisable, but are subject to vesting over four years. Specifically, one-fourth (1/4) of the options vest on September 14, 2009 and the remaining options vest in equal quarterly installments until fully vested.

Mr. Ramsey will serve as Chief Operating Officer until his successor is chosen and qualified or until his death, resignation, retirement, disqualification or removal. If there is a Change of Control of the Company, Mr. Ramsey may, in certain circumstances, receive one year of base salary and one year of a target bonus payment; provided, however, that if the Change of Control occurs after September 14, 2009, Mr. Ramsey would, in such circumstances, receive two years of base salary and two years of target bonus payments. Mr. Ramsey is eligible to receive a gross-up payment in the event that any payment by the Company to or for the benefit of Mr. Ramsey is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code.

Agreement with Mick Roemer. On January 12, 2009, the Company entered into an executive employment agreement with Mr. Roemer, which sets forth certain terms and conditions relating to his employment as Senior Vice President of Sales of the Company. Mr. Roemer’s employment agreement provides that he will receive an annual base salary of $200,000, subject to covenants in the employment agreement and in an Agreement Regarding Proprietary Developments, Confidential Information and Non-Solicitation. The annual salary will be subject to an annual review by the Company’s Chief Executive Officer. In addition, he is entitled to receive a quarterly incentive bonus (the “Incentive Bonus“) upon the achievement of new sales and new placement goals mutually agreed to by and between Mr. Roemer and the Company’s Chief Executive Officer for each quarter. The Incentive Bonus shall not exceed $100,000 in any individual twelve (12) month period. In addition to the Incentive Bonus, Mr. Roemer has an opportunity to earn an annual bonus equal to 60% of his base salary upon achievement of certain performance targets approved by the Company’s Chief Executive Officer, and up to a maximum of 100% of his base salary for overachievement of such performance targets. The employment agreement also specifies that Mr. Roemer will be eligible to enroll in the Company’s benefit programs and vacation policies as they are established from time-to-time for senior-level executive employees.

Pursuant to the employment agreement, the Company granted Mr. Roemer 200,000 stock options pursuant to the Company’s 2008 Employment Inducement Award Plan. The options became immediately exercisable, but are subject to vesting over four years. Specifically, one-fourth (1/4) of the options will vest on the first anniversary of the grant date and the remaining options vest in equal quarterly installments until fully vested.

Mr. Roemer will serve as Senior Vice President of Sales until his successor is chosen and qualified or until his death, resignation, retirement, disqualification or removal. If there is a Change of Control of the Company, Mr. Roemer may, in certain circumstances, receive one year of base salary and one year of a target bonus payment; provided, however, that if the Change of Control occurs after January 12, 2009, Mr. Roemer would, in such circumstances, receive two years of base salary and two years of target bonus payments. Mr. Roemer is eligible to receive a gross-up payment in the event that any payment by the Company to or for the benefit of Mr. Roemer is subject to the excise tax imposed by Section 4999 of the Internal Revenue Code.

Change-in-Control Benefits. Generally, the Company does not provide executive officers with any special benefits that are triggered solely upon a change-in-control. However, upon a change-in-control, virtually all of the Company’s outstanding stock options, including those held by our executive officers, become fully vested. Change-in-control generally refers to certain corporate transactions involving the Company such as a merger or consolidation, sale of assets, dissolution or the acquisition by any person of at least 51% of our voting stock. The Compensation Committee believes that for senior executives, including the Named Executive Officers, accelerated vesting of stock options in the event of a change-in-control is generally appropriate because in some change-in-control situations, equity of the target company is cancelled making immediate acceleration necessary in order to preserve the value of the option grants. In addition, the Company relies on long-term incentive awards to provide our executive officers with the opportunity to accumulate substantial resources to fund their retirement income, and the Compensation Committee believes that a change in control event is an appropriate liquidation point for awards designed for such purpose.

General Severance Plan. In June 2007, the Company established the Multimedia Games, Inc. Severance Plan for Select Employees (“Severance Plan”). Under this plan, and other than for Mr. Sanfilippo and other executive officers with whom the Company has employment agreements, it is at the discretion of the Plan Administrator, and subject to approval by the Company’s Chief Executive Officer, whether an executive officer, or any employee, would be entitled to receive any cash severance benefits due to an involuntary termination of employment. However, in no event may cash severance benefits exceed twice an executive officer’s annual compensation (generally defined as base salary) for the calendar year preceding the calendar year during which the executive officer involuntarily terminated. The Severance Plan Administrator is the Company’s Senior Vice President of Human Resources.

Under the Severance Plan, there are no commitments for the Company to make severance payments to any employee, including any of the Named Executive Officers. Any payments made pursuant to the Plan are determined on a case-by-case basis. No payments were made under the Severance Plan to any current or former executive officers during the fiscal year ended September 30, 2008.

Compliance with Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code restricts deductibility of executive compensation paid to our Chief Executive Officer and each of the four other most highly compensated executive officers holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under Section 162(m) or related regulations. The Committee’s policy is to qualify its executive compensation for deductibility under applicable tax laws to the extent practicable. Income related to stock options granted under our equity compensation plans generally qualifies for an exemption from these restrictions imposed by Section 162(m). In the future, the Committee will continue to evaluate the advisability of qualifying its executive compensation for full deductibility.

SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth information concerning aggregate compensation earned by or paid to (i) the individual serving as our Chief Executive Officer during our 2008 fiscal year, (ii) the individuals serving as our Chief Financial Officer during our 2008 fiscal year, and (iii) our three other highly compensated executive officers who served in such capacities during fiscal year 2008 but were not serving in such roles as of September 30, 2008. We refer to these individuals as our “Named Executive Officers.” Except for Mr. Sanfilippo, our Chief Executive Officer, and Mr. Cieslewicz, our Chief Financial Officer, none of our Executive Officers employed by us at the end of fiscal year 2008 received compensation in excess of $100,000 during fiscal year 2008.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Stock Option Awards (1) ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation (2) ($)	Total ($)
Anthony M. Sanfilippo (3) President and Chief Executive Officer	2008	121,154	181,731	—	211,610	—	—	30,844	545,339

Gary L. Loebig (4)	2008	194,250	119,231	—	63,265	—	—	31,832	408,578
Former President and Chief Executive Officer	2007	192,827	—	—	53,251	—	—	7,414	253,492

Clifton E. Lind (5)	2008	275,192	—	—	—	—	—	119,383	394,575
Former President and Chief Executive Officer	2007	450,000	—	—	80,220	—	—	17,493	547,713

Randy S. Cieslewicz (6)	2008	215,962	—	—	201,437	—	—	8,670	426,069
Vice President and Chief Financial Officer	2007	176,346	52,500	—	113,868	—	—	8,554	351,268

P. Howard Chalmers	2008	182,505	—	—	23,896	—	—	7,331	213,732
Former Senior Vice President of Planning and Corporate Communications	2007	187,616	—	—	56,707	—	—	7,625	251,948

Scott A. Zinnecker (7) Executive Vice President	2008	181,731	—	—	22,948	—	—	7,550	212,229

(1)
Amounts disclosed in the “Option Awards” column relate to grants of stock options made under one or more of the Company’s stock option plans (See “Item 11. Executive Compensation”). With respect to each stock option grant, the amounts disclosed generally reflect the compensation cost that the Company recognized for financial accounting purposes in fiscal year 2008, in accordance with Statement of Financial Accounting Standards No. 123 (revised), “Share-Based Payment,” or SFAS 123(R). Generally, SFAS 123(R) requires the full grant-date fair value of a stock option award to be amortized and recognized as compensation cost over the service period that relates to the award.

(2)
Amounts disclosed in the “All Other Compensation” column include the following Company contributions to the 401(k) Plan accounts of each Named Executive Officer for fiscal years 2008 and 2007, respectively: Mr. Sanfilippo, $4,154 and $0; Mr. Loebig, $10,448 and $7,414; Mr. Lind, $13,597 and $15,931; Mr. Cieslewicz, $8,640 and $8,554; Mr. Chalmers, $7,301 and $7,625; and Mr. Zinnecker, $7,280 (2008 only). Mr. Sanfilippo’s amount also includes relocation costs of $26,690. Amounts for Messrs. Loebig and Lind include payouts in respect of unused vacation of $21,354 and $101,674, respectively. Amounts for Messrs. Lind and Zinnecker include reimbursement for health club fees under the Company’s “Good Health” program of $138 and $240, respectively. Amounts for Messrs. Loebig. Lind, Cieslewicz, Chalmers and Zinnecker include a $30 gift card provided to all employees at Thanksgiving. The amount for Mr. Lind includes the Company’s direct payment and reimbursement for his payment of membership fees and costs related to business entertainment at certain clubs in the amount of $3,944.

(3)
Mr. Sanfilippo commenced his employment with the Company effective June 15, 2008. In recognition of his service during fiscal year 2008, he was awarded a pro-rata bonus under the terms of his employment agreement.

(4)
Mr. Loebig was awarded a bonus in recognition of his service as the Company’s Interim President and Chief Executive Officer. This bonus was paid to Mr. Loebig prior to his termination from the Company, effective September 18, 2008.

(5)	Effective March 31, 2008, Mr. Lind resigned as President, Chief Executive Officer and a director of the Company and ceased to be an Executive Officer of the Company.
(6)
Mr. Cieslewicz received three cash payments during fiscal year 2007, each in the amount of $17,500, in recognition of his efforts and service as the Company’s Interim Chief Financial Officer between May 2006 and April 2007.

(7)	Mr. Zinnecker was not a Named Executive Officer for the fiscal year ended September 30, 2007; as such, data is not provided for him for that fiscal year.

GRANTS OF PLAN-BASED AWARDS IN FISCAL YEAR 2008

The following table provides information regarding grants of plan-based awards made to certain Named Executive Officers during the fiscal year ended September 30, 2008.

			Estimated future payouts under equity incentive plan awards
Name	Grant Date	Date Award Approved	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Options Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($) (1)
Mr. Sanfilippo(2)	6/15/08	6/15/08	—	—	—	—	1,300,000	4.68	2,900,300
Mr. Loebig(3)	7/14/08	7/14/08	—	—	—	—	23,643	3.59	39,597
	7/14/08	7/14/08	—	—	—	—	56,357	3.59	94,387
Mr. Cieslewicz(3)	7/14/08	7/14/08	—	—	—	—	15,000	3.59	25,122
	7/14/08	7/14/08	—	—	—	—	65,000	3.59	108,862
P. Howard Chalmers	—	—	—	—	—	—	—	—	—
Mr. Zinnecker(3)	7/14/08	7/14/08	—	—	—	—	40,000	3.59	66,992

(1)	The amounts disclosed in the “Grant date fair value of stock and option awards” column were computed in accordance with SFAS 123(R).
(2)
On June 15, 2008, the Board of Directors approved an award to Mr. Sanfilippo of 1,300,000 nonqualified stock options, or NQSOs, in connection with his appointment as the Company’s President and Chief Executive Officer. These awards were issued under the Company’s 2008 Employment Inducement Award Plan. The options became immediately exercisable, but are subject to a vesting over four years in equal quarterly installments.

(3)	These awards were issued under the Company’s 2002 Stock Option Plan.

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END

The following table provides information concerning the current holdings of stock options by the Named Executive Officers as of September 30, 2008. This table includes unexercised and unvested option awards. Individual equity grants are shown separately for each such Named Executive Officer.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($) (2)	Option Expiration Date
Mr. Sanfilippo (3)	6/15/08	81,250	1,218,750	4.6800	6/15/18
	Total	81,250	1,218,750
Mr. Loebig (4)	3/21/01	20,000	—	2.3959	3/21/11
	3/21/01	19,102	—	2.3959	3/21/11
	9/21/01	8,436	—	3.7667	9/21/11
	9/21/01	141,564	—	3.7667	9/21/11
	3/25/05	37,500	12,500	7.6100	3/25/15
	7/14/08	—	23,643	3.5900	7/14/18
	7/14/08	—	56,357	3.5900	7/14/18
	Total	226,602	92,500
Mr. Lind (3)	5/29/00	54,000	—	1.0000	5/29/10
	3/21/01	133,024	—	2.3959	3/21/11
	9/21/01	300,000	—	3.7667	9/21/11
	9/21/01	30,000	—	3.7667	9/21/11
	9/24/02	40,000	—	8.2750	9/24/12
	11/13/02	10,774	—	9.2800	11/13/12
	11/13/02	389,226	—	9.2800	11/13/12
	9/24/03	40,000	—	16.8125	9/24/13
	Total	997,024	—
Mr. Cieslewicz	1/24/02	70,000	—	10.1500	1/24/12
	3/25/05	3,125	3,125	7.6100	3/25/15
	8/4/05	7,500	3,750	9.9700	8/4/15
	4/6/07	3,304	20,324	11.7500	4/6/17
	4/6/07	21,696	54,676	11.7500	4/6/17
	7/14/08	—	15,000	3.5900	7/14/18
	7/14/08	—	65,000	3.5900	7/14/18
	Total	105,625	161,875
Mr. Chalmers	11/13/02	32,322	—	9.2800	11/13/12
	11/13/02	78,150	—	9.2800	11/13/12
	11/13/02	2,026	—	9.2800	11/13/12
	10/15/04	1	—	12.0950	10/15/14
	10/15/04	19,999	—	12.0950	10/15/14
	3/25/05	10,386	6,250	7.6100	3/25/15
	3/25/05	8,364	—	7.6100	3/25/15
	Total	151,248	6,250
Mr. Zinnecker	11/13/02	11/13/02
    117,678       —       9.2800
11/13/12

3/25/05
    12,502       6,250       7.6100
3/25/15

3/25/05
    6,248       —       7.6100
3/25/15

7/14/08
    —       40,000       3.5900
7/14/18

Total
    168,750       46,250

(1)
Stock options are generally subject to ratable vesting over four years. Options granted to Mr. Sanfilippo are exercisable immediately but vest over four years in equal quarterly installments. Options to other NEOs listed above vest 25% on each of the first four anniversaries of their grant date.

(2)	The option exercise price is equal to the closing share price of the Company’s stock on the day of grant.

OPTION EXERCISES AND STOCK VESTED IN FISCAL YEAR 2008

The following table provides information regarding stock options exercised during the fiscal year ended September 30, 2008, including the number of shares acquired upon exercise and the value (value of common stock in excess of exercise price at date of exercise) realized, before payment of applicable withholding tax.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Mr. Sanfilippo	—	—
Mr. Loebig	—	—
Mr. Lind (1)	37,500	227,779
Mr. Cieslewicz	—	—
Mr. Chalmers	—	—
Mr. Zinnecker	—	—

(1)	Reflects the exercise of stock options by Mr. Lind on November 6, 2007. The options had an exercise price of $1.2709 per share.

PENSION BENEFITS IN FISCAL YEAR 2008

The Company does not maintain a tax-qualified defined benefit retirement plan.

NONQUALIFIED DEFERRED COMPENSATION IN FISCAL YEAR 2008

The Company does not maintain any non-qualified supplemental retirement plans or deferred compensation plans for our executive officers.

POTENTIAL TERMINATION PAYMENTS

This section describes and quantifies potential payments that may be made or benefits that may provided to each Named Executive Officer at, following, or in connection with the resignation, severance, retirement, or other termination of the Named Executive Officer or a Change of Control of the Company. For this purpose, it is assumed that each of the foregoing events occurred on the last day of the Company’s fiscal year ended September 30, 2008. The determination of potential payments and benefits is based on specific factors and assumptions which are further discussed below. Since these factors and assumptions are subject to change, the payments and benefits that may actually be made to a Named Executive Officer may differ materially from the payments and benefits disclosed in this section.

Mr. Chalmers terminated his employment with the Company effective December 31, 2008. For purposes of this disclosure (which assumes certain termination events occurred on the last day of the Company’s fiscal year) and pursuant to the Company’s General Severance Plan, Mr. Chalmers would, at the discretion of the Plan Administrator, have been eligible to receive cash severance benefits not to exceed twice his annual compensation (which was $113,400 as of September 30, 2008) in the event of his Involuntary Termination without Cause, or Voluntary Resignation for Good Reason, or his Termination without Cause following a Change in Control. Details regarding actual termination arrangements for Mr. Chalmers are provided in the section titled “Employment And Termination Arrangements And Change-In-Control Benefits.”

Potential termination payment values are not provided for Messrs. Loebig, Lind and Zinnecker, each of whom terminated their employment with the Company on or before September 30, 2008; additional details regarding termination arrangements for Messrs. Loebig, Lind and Zinnecker are provided in the section titled “Employment And Termination Arrangements And Change-In-Control Benefits.”

Anthony M. Sanfilippo

Termination Event	Cash Severance ($)	Acceleration and Other Benefits from Stock Options (1) ($)	Other ($)	Total ($)
Retirement	—	—	—	—
Death or Disability	—	—	—	—
Voluntary Resignation	—	—	—	—
Termination for Cause	—	—	—	—
Involuntary Termination without Cause, or Voluntary Resignation for Good Reason (2)	1,125,000	—	—	1,125,000
Change in Control without Termination	—	—	—	—
Termination without Cause following a Change in Control (2)	1,125,000	—	—	1,125,000

(1)	The amounts reflect the aggregate in-the-money value of all nonvested outstanding stock options, based on the Company’s closing share price of $4.33 on September 30, 2008.
(2)
Pursuant to Mr. Sanfilippo’s Employment Agreement (described in the section titled “Employment And Termination Arrangements And Change-In-Control Benefits”), in the event that the termination occurs on or before June 15, 2009, the Company would pay his one year of base salary continuation and target bonus; or in the event that the termination occurs after June 15, 2009, two years of base salary continuation and two years of target bonus.

Randy S. Cieslewicz

Termination Event	Cash Severance ($)	Acceleration and Other Benefits from Stock Options (1) ($)	Other ($)	Total ($)
Retirement	—	—	—	—
Death or Disability	—	59,200	—	59,200
Voluntary Resignation	—	—	—	—
Termination for Cause	—	—	—	—
Involuntary Termination without Cause, or Voluntary Resignation for Good Reason (2)	235,000	59,200	—	294,200
Change in Control without Termination	—	59,200	—	59,200
Termination without Cause following a Change in Control (2)	235,000	59,200	—	294,200

(1)	The amounts reflect the aggregate in-the-money value of all nonvested outstanding stock options, based on the Company’s closing share price of $4.33 on September 30, 2008.

(2)
Pursuant to the Company’s General Severance Plan, Mr. Cieslewicz would, at the discretion of the Plan Administrator, be eligible to receive cash severance benefits not to exceed twice his annual compensation. For purposes of this disclosure, the amounts reflect the lump sum payment equal to 12 months of his annual base salary of $235,000 as of September 30, 2008.

COMPENSATION OF DIRECTORS

The Company maintains a plan to compensate the members of its Board of Directors for their services as directors, including serving on committees of the board. Under the Director Compensation Plan, each of the Company’s directors receives $37,500 per year, except for the Chairman of the Board, who receives $75,000 per year. In addition, each director receives $500 for each board meeting attended in person and $250 for each board meeting attended by telephone. Directors also receive the following amounts for serving on committees of the Board of Directors:

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

Nominating and Governance Committee. The members of the Nominating and Governance Committee each receive an additional $7,500 per year for serving on the Nominating and Governance Committee, except for the Chairman of the Nominating and Governance Committee, who receives $15,000 per year for serving on the Nominating and Governance Committee as its chairman. Each Nominating and Governance Committee member also receives $400 for each Nominating and Governance Committee meeting attended in person and $200 for each Nominating and Governance Committee meeting attended by telephone.

Compensation Committee. The members of the Compensation Committee each receive $5,000 per year for serving on the Compensation Committee, except for the Chairman of the Compensation Committee, who receives $10,000 per year. Each Compensation Committee member also receives $400 for each Compensation Committee meeting attended in person and $200 for each Compensation Committee meeting attended by telephone. Effective as of September 8, 2008, the annual fee for serving on the Compensation Committee was increased to $15,000, except for the Chairman, who will receive $25,000 per year.

Other Committees of the Board of Directors. The members of any other committee of the Board of Directors which may be established from time to time, each receive an additional $5,000 per year for serving on any such committee, except for the chairman of any such committee, who receives $10,000 per year for serving as chairman. Each member of any such committee also receives $400 for each meeting of such committee attended in person and $200 for each meeting of such committee attended by telephone.

In general, each sitting outside director will receive an option grant on an annual basis for 10,000 shares of common stock that will vest six months from the date of grant, subject to restrictions which prevent the sale of such shares. These restrictions on the sale of the underlying shares lapse with respect to 25% of the shares annually.

Our Articles of Incorporation limit the personal liability of our directors for breaches by them of their fiduciary duties. Our bylaws require us to indemnify our directors to the fullest extent permitted by Texas law. We have entered into indemnification agreements with two of our directors, and intend to enter such agreements in the near future with the remaining directors and with our Interim Chief Executive Officer and Chief Financial Officer.

The following table provides a summary of total compensation paid to the Company’s outside directors during the fiscal year ended September 30, 2008.

Name	Fees Earned or Paid in Cash (1) ($)	Stock Awards ($)	Option Awards (2) ($)	All Other Compensation ($)	Total ($)
Neil E. Jenkins	67,300	–	43,378	–	110,678
Michael J. Maples, Sr. (3)	108,600	–	43,378	–	151,978
Emanuel R. Pearlman	51,600	–	43,378	–	94,978
Robert D. Repass	81,500	–	43,378	–	124,878
John M. Winkelman	90,400	–	43,378	–	133,778
(1)	Reflects the amount of cash compensation earned by directors, including annual retainers for Board of Directors and committee service, and meeting fees.
(2)
Represents the dollar amount recognized for financial statement reporting purposes with respect to the grant date fair value of option grants made to each director during the fiscal year ended September 30, 2008. The fair value was estimated using the Black-Scholes option pricing model in accordance with SFAS 123R.

(3)	Mr. Maples serves as the Company’s non-executive Chairman of the Board of Directors

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended September 30, 2008, the Compensation Committee of our Board of Directors consisted of Mr. Winkelman and Mr. Mr. Pearlman. Neither of these individuals has served at any time as an officer or employee of the Company or is an Executive Officer at any company where an Executive Officer of the Company serves on the Compensation Committee.

COMPENSATION COMMITTEE REPORT

We, the Compensation Committee of the Board of Directors, have reviewed and discussed the foregoing Compensation Discussion and Analysis with the management of the Company. Based on such review and discussion, we are of the opinion that the executive compensation policies and plans provide appropriate compensation to properly align the Company’s performance and the interests of its shareholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long-term. Accordingly, we have recommended to the Board of Directors that the foregoing Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, and in the proxy statement relating to the Company’s 2009 Annual Meeting of Shareholders.

Submitted by the Compensation Committee of the Board of Directors:

COMPENSATION COMMITTEE
Neil E. Jenkins (Chairman)
Emanuel R. Pearlman
John M. Winkelman

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of January 16, 2009 by (i) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all of our directors and executive officers as a group:

Beneficial Owner(1)	Number of Shares Beneficially Owned		Percent of Class (2)
Royce & Associates, LLC	2,111,338	(3)	7.9%
The Baupost Group	2,037,552	(4)	7.6%
Dolphin Limited Partnership III, L.P.	1,907,935	(5)	7.1%
Cortina Asset Management	1,775,859	(6)	6.7%
Dimensional Fund Advisors LP	1,731,572	(7)	6.5%
Epoch Investment Partners, Inc.	1,708,560	(8)	6.4%
Magnetar Capital Partners LP	1,690,537	(9)	6.3%
PAR Investment Partners, L.P.	1,455,356	(10)	5.5%
Scoggin Worldwide Fund, Ltd.	1,436,275	(11)	5.4%
Barclays Global Investors, NA.	1,430,637	(12)	5.4%
Anthony M. Sanfilippo	543,750	(13)	2.0%
Randy Cieslewicz	118,825	(14)	*
Clifton E. Lind	997,024	(15)	3.7%
Gary L. Loebig	227,602	(16)	*
P. Howard Chalmers	151,248	(17)	*
Scott Zinnecker	168,750	(18)	*
Michael J. Maples, Sr.	97,500	(19)	*
Robert D. Repass	192,500	(20)	*
John M. Winkelman	240,000	(21)	*
Neil E. Jenkins	20,000	(22)	*
Emanuel R. Pearlman	43,891	(23)
All executive officers and directors as a group (11 persons)	2,801,090	(24)	9.6%

*	Represents beneficial ownership of less than one percent.
(1)	Unless otherwise noted, the address for all officers and directors is the address of our principal executive offices at 206 Wild Basin, Building B, Fourth Floor, Austin, Texas 78746.
(2)
Percentages of ownership are based on 26,642,942 shares of common stock outstanding on January 16, 2009. Shares of common stock subject to stock options which are currently exercisable or will become exercisable within 60 days after January 16, 2009, are deemed outstanding for computing the percentage for the person or group holding such options, but are not deemed outstanding for computing the percentage for any other person or group.

(3)
Pursuant to Schedule 13G/A dated February 4, 2008, filed with the Securities and Exchange Commission, Royce & Associates, LLC reported that as of December 31, 2007, it had sole voting power over 2,111,338 shares and sole dispositive power over 2,111,338 shares and that its address is 1414 Avenue of the Americas, New York, New York 10019.

(4)
Pursuant to Schedule 13G/A dated February 12, 2008, filed with the Securities and Exchange Commission, The Baupost Group, LLC reported that as of December 31, 2007, it had sole voting power over 2,037,552 shares and sole dispositive power of 2,037,552 shares and that its address is 10 St. James Avenue, Suite 1700, Boston, Massachusetts, 02116.

(5)
Pursuant to Schedule 13D/A dated January 8, 2009, filed with the Securities and Exchange Commission, Dolphin Limited Partnership III, L.P. reported that as of December 26, 2008, it and certain related entities had shared voting power over 1,907,935 shares and shared dispositive power over 1,907,935 shares and that its address is 156 W. 56th Street, Suite 1203, New York, New York 10019.

(6)
Pursuant to Schedule 13G dated February 15, 2007, filed with the Securities and Exchange Commission, Cortina Asset Management, LLC reported that as of December 31, 2006 it had sole voting power over 894,676 shares and sole dispositive power over 1,775,859 shares and that its address is 330 East Kilbourn Avenue, Suite 850, Milwaukee, Wisconsin 53202.

(7)
Pursuant to Schedule 13G/A dated February 6, 2008, filed with the Securities and Exchange Commission, Dimensional Fund Advisors LP reported that as of December 31, 2007, it had sole voting power over 1,731,572 shares and sole dispositive power over 1,731,572 shares and that its address is 1299 Ocean Avenue, Santa Monica, California 90401.

(8)
Pursuant to Schedule 13G dated February 14, 2008, filed with the Securities and Exchange Commission, Epoch Investment Partners, Inc. reported that as of December 31, 2007 it and certain related entities had shared voting power over 1,708,560 shares and shared dispositive power of 1,708,560 shares and that its address is 640 5th Avenue, 18th Floor, New York, New York 10019.

(9)
Pursuant to Schedule 13G/A dated February 13, 2008, filed with the Securities and Exchange Commission, Magnetar Capital Partners LP reported that as of December 31, 2007 it and certain related entities had shared voting power over 1,690,537 shares and shared dispositive power of 1,690,537 shares and that its address is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(10)
Pursuant to Schedule 13G/A dated February 14, 2008, filed with the Securities and Exchange Commission, PAR Investment Partners, L.P. reported that as of December 31, 2007, it had sole voting power over 1,455,356 shares and sole dispositive power of 1,455,356 shares and that its address is One International Place, Suite 2401, Boston, Massachesetts 02110.

(11)
Pursuant to Schedule 13G dated June 26, 2008 filed with the Securities and Exchange Commission, Scoggin Worldwide Fund, Ltd. reported that as of June 16, 2008, it had sole voting power over 1,436,275 shares and sole dispositive power over 1,436,275 shares and that its address was 3rd Floor, Harbour Centre; P.O. Box 1348; George Town, Grandy Cayman, Cayman Islands.

(12)
Pursuant to Schedule 13G dated February 5, 2008 filed with the Securities and Exchange Commission, Barclays Global Investors, NA. reported that as of December 31, 2007, it had sole voting power over 1,430,637 shares and sole dispositive power over 1,430,637shares and that its address was 45 Fremont Street, San Francisco, California 94105.

(13)	Consists of (i) 300,000 shares owned by Mr. Sanfilippo, and (ii) 243,000 shares issuable upon the exercise of stock options that are currently exercisable.
(14)	Consists of (i) 13,200 shares owned by Mr. Cieslewicz, and (ii) 105,625 shares issuable upon the exercise of stock options that are currently exercisable.
(15)
Consists of 997,024 shares issuable upon the exercise of options that are currently exercisable. Mr. Lind is no longer an employee of the Company and he has declined to disclose any information to the Company regarding his ownership of shares of Company common stock.

(16)	Consists of (i) 1,000 shares owned by Mr. Loebig, and (ii) 226,602 shares issuable upon the exercise of stock options that are currently exercisable.
(17)	Consists of 151,248 shares issuable upon the exercise of stock options that are currently exercisable.
(18)	Consists of 168,750 shares issuable upon the exercise of stock options that are currently exercisable.
(19)	Consists of (i) 30,000 shares owned by Mr. Maples, and (ii) 67,500 shares issuable upon the exercise of stock options that are currently exercisable.
(20)	Consists of 192,500 shares issuable upon the exercise of stock options that are currently exercisable.
(21)	Consists of (i) 20,000 shares owned by Mr. Winkelman, and (ii) 220,000 shares issuable upon the exercise of stock options that are currently exercisable.
(22)	Consists of 20,000 shares issuable upon the exercise of stock options that are currently exercisable.
(23)
Pursuant to Schedule 13D/A filed with the Securities and Exchange Commission on January 14, 2009, Mr. Pearlman’s interest consists of (i) 3,931 shares owned by Liberation Investment Group, LLC, (ii) 19,960 shares owned by Beach Lane Opportunity, LLC, and (iii) 20,000 shares issuable upon the exercise of stock options.  Mr. Pearlman is the Chief Executive Officer and majority member of Liberation Investment Group, LLC and managing member of Beach Lane Opportunity, LLC, and may be deemed to share voting and dispositive power over the shares held by each of Liberation Investment Group, LLC and its related entities and Beach Lane Opportunity, LLC.

(24)
Consists of (i) 364,200 shares owned, (ii) 23,891 shares owned indirectly, and (iii) 2,142,999 shares issuable upon the exercise of stock options that are currently exercisable. The number of shares beneficially owned by all executive officers and directors as a group does not include what Mr. Lind may own directly or indirectly. Items (i) and (ii) do not include what Mr. Lind may directly or indirectly own. Mr. Lind is no longer an employee of the Company and he has declined to disclose any information to the Company regarding his ownership of shares of Company common stock.

For information about the Company’s securities authorized for issuance under equity compensation plans, see “Item 5. Market for Registrant’s Common Equity and Related Stock Matters” and further descriptions of the Company’s equity compensation plans in “PART IV – Item 15. Financial Statements – Note 9. Stockholders’ Equity” on the Company’s Form 10-K.

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

Related Party Transactions

None

ITEM 14. Principal Accountant Fees and Services

The following table presents the fees for professional services rendered by BDO Seidman, LLP for the fiscal years ended September 30, 2008 and 2007.

	2008	2007
Audit Fees	$892,947	$952,870
Audit-Related Fees	145,000	155,900
Tax Fees	128,251	108,883
All Other Fees	—	—
Total	$1,166,198	$1,217,653

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

Tax Fees. Tax Fees primarily include professional services performed with respect to preparation and review of our original and amended tax returns and those of our consolidated subsidiaries, and for state, local and international tax consultation. Tax fees also include professional fees related to research and development tax credit studies.

All Other Fees. All other fees includes the aggregate fees for products and services provided by BDO Seidman, LLP that are not reported under “Audit Fees,” “Audit Related Fees” or “Tax Fees.” There were no other fees in the fiscal years ended September 30, 2008, and September 30, 2007.

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

PART IV

Item 15. Exhibits and Financial Statements and Schedules.

3. Exhibits

Exhibit No.	Description of Exhibit

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of theSarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of theSarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTIMEDIA GAMES, INC. (Registrant)

By:	/s/	RANDY S. CIESLEWICZ
Randy S. Cieslewicz
Chief Financial Officer

Dated: January 28, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	ANTHONY M. SANFILIPPO	Chief Executive Officer and Director	January 28, 2009
	Anthony M. Sanfilippo	(Principal Executive Officer)

/s/	RANDY S. CIESLEWICZ	Chief Financial Officer	January 28, 2009
	Randy S. Cieslewicz	(Principal Financial Officer
and Principal Accounting Officer)

/s/	MICHAEL J. MAPLES, SR.	Chairman of the Board and Director	January 28, 2009
Michael J. Maples

/s/	ROBERT D. REPASS	Director	January 28, 2009
Robert D. Repass

/s/	JOHN M. WINKELMAN	Director	January 28, 2009
John M. Winkelman

/s/	NEIL E. JENKINS	Director	January 28, 2009
Neil E. Jenkins

/s/	EMANUEL R. PEARLMAN	Director	January 28, 2009
Emanuel R. Pearlman

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of theSarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of theSarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer, pursuant to18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002