Form 10-Q
period 2008-12-31
MULTIMEDIA GAMES INC
filed 2009-02-09
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:Yes ☒  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of February 2, 2009, there were 26,642,942 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

	Consolidated Balance Sheets
	(As of December 31, 2008 and September 30, 2008)	3

	Consolidated Statements of Operations
	(For the three months ended December 31, 2008 and 2007)	5

	Consolidated Statements of Cash Flows
	(For the three months ended December 31, 2008 and 2007)	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 3.	Defaults upon Senior Securities	45

Item 4.	Submission of Matters to a Vote of Security Holders	45

Item 5.	Other Information	45

Item 6.	Exhibits	45

Signatures		46

Exhibit Index

PART I
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and September 30, 2008
(In thousands, except shares)
(Unaudited)

	December 31, 2008	September 30, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,940	$6,289
Accounts receivable, net of allowance for doubtful accounts of $1,112 and $1,209, respectively	21,778	23,566
Inventory	5,500	2,445
Deferred contract costs	1,454	998
Prepaid expenses and other	2,032	2,170
Current portion of notes receivable, net	18,688	23,072
Federal and state income tax receivable	4,751	2,198
Deferred income taxes	7,852	6,876
Total current assets	64,995	67,614
Restricted cash and long-term investments	838	868
Leased gaming equipment, net	40,602	36,024
Property and equipment, net	75,509	67,329
Long-term portion of notes receivable, net	48,688	46,690
Intangible assets, net	36,020	37,356
Other assets	3,410	4,157
Deferred income taxes	16,813	16,902
Total assets	$286,875	$276,940

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$2,675	$1,544
Accounts payable and accrued expenses	38,981	29,248
Federal and state income tax payable	—	33
Deferred revenue	3,600	2,640
Total current liabilities	45,256	33,465
Revolving line of credit	25,222	19,000
Long-term debt, less current portion	66,222	66,444
Other long-term liabilities	1,085	1,131
Deferred revenue, less current portion	5,485	6,168
Total liabilities	143,270	126,208
Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Series A, $0.01 par value, 1,800,000 shares authorized,
no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized,
no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized,
32,545,809 and 32,511,988 shares issued, and
26,642,392 and 26,608,571 shares outstanding, respectively	325	325

MULTIMEDIA GAMES, INC.
CONSOLIDATED BALANCE SHEETS – (Continued)
As of December 31, 2008 and September 30, 2008
(In thousands, except shares)
(Unaudited)

	December 31, 2008	September 30, 2008
Additional paid-in capital	83,791	83,076
Treasury stock, 5,903,417 common shares at cost	(50,128)	(50,128)
Retained earnings	111,657	117,581
Accumulated other comprehensive loss, net	(2,040)	(122)
Total stockholders’ equity	143,605	150,732
Total liabilities and stockholders’ equity	$286,875	$276,940

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2008 and 2007
(In thousands, except per share data)
(Unaudited)

	Three Months Ended December 31,
	2008	2007
REVENUES:
Gaming revenue:
Class II	$5,007	$8,040
Oklahoma compact	13,796	11,561
Charity	2,543	3,857
All other	4,940	4,638
Gaming equipment, system sale and lease revenue	1,766	1,771
Other	524	368
Total revenues	28,576	30,235
OPERATING COSTS AND EXPENSES:
Cost of gaming equipment and systems sold and royalty fees	1,847	790
Selling, general and administrative expenses	20,264	16,101
Amortization and depreciation	14,865	12,523
Total operating costs and expenses	36,976	29,414
Operating income (loss)	(8,400)	821
OTHER INCOME (EXPENSE):
Interest income	1,290	1,134
Interest expense	(2,135)	(2,140)
Other income	74	338
Income (loss) before income taxes	(9,171)	153
Income tax benefit	3,247	246
Net income (loss)	$(5,924)	$399

Basic earnings (loss) per common share	$(0.22)	$0.02

Diluted earnings (loss) per common share	$(0.22)	$0.01

Shares used in earnings (loss) per common share:

Basic	26,624	26,254

Diluted	26,624	27,380

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2008 and 2007
(In thousands)
(Unaudited)

	Three Months Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,924)	$399
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization	1,388	1,202
Depreciation	13,477	11,321
Accretion of contract rights	1,326	996
Provisions for long-lived assets	(1,142)	(5)
Deferred income taxes	(887)	(1,877)
Share-based compensation	654	367
Provision for doubtful accounts	149	161
Interest income from imputed interest	(1,152)	(804)
Changes in operating assets and liabilities:
Accounts receivable	(572)	847
Inventory	(3,055)	1,157
Deferred contract costs	(456)	(116)
Prepaid expenses and other	885	86
Federal and state income tax payable/receivable	(2,586)	(1,488)
Notes receivable	1,151	(230)
Accounts payable and accrued expenses	9,733	1,075
Other long-term liabilities	(16)	—
Deferred revenue	277	(2,128)
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,250	10,963
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(25,058)	(12,311)
Proceeds from disposal of assets	—	252
Acquisition of intangible assets	(845)	(1,518)
Advances under development agreements	—	(20,162)
Repayments under development agreements	1,819	5,683
NET CASH USED IN INVESTING ACTIVITIES	(24,084)	(28,056)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants,and related tax benefit	61	134
Proceeds from long-term debt	2,894	424
Principal payments of long-term debt and capital leases	(1,985)	(180)
Proceeds from revolving lines of credit	6,444	14,097
Payments on revolving lines of credit	(222)	(3,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,192	11,475
EFFECT OF EXCHANGE RATES ON CASH	293	(1)
Net decrease in cash and cash equivalents	(3,349)	(5,619)
Cash and cash equivalents, beginning of period	6,289	5,805
Cash and cash equivalents, end of period	$2,940	$186
SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$681	$1,215
Income tax paid	$208	$3,366
NON-CASH TRANSACTIONS:
Contract rights resulting from imputed interest on development agreement notes receivable	$568	$3,257

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.      SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and footnotes contained within the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, as amended by Amendment No. 1 on Form 10-K/A thereto.

The financial statements included herein as of December 31, 2008, and for each of the three months ended December 31, 2008 and 2007, have been prepared by the Company without an audit, pursuant to accounting principles generally accepted in the United States, and the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the three months ended December 31, 2008, are not necessarily indicative of the results which will be realized for the year ending September 30, 2009.

Operations – The Company is a supplier of interactive systems, server-based gaming systems, interactive electronic games, player terminals, stand-alone player terminals, video lottery terminals, electronic scratch ticket systems, electronic instant lottery systems, player tracking systems, casino cash management systems, slot accounting systems, slot management systems, unified currencies and electronic and paper bingo systems for Native American, racetrack casino, casino, charity and commercial bingo, sweepstakes, lottery and video lottery markets and the Company provides support and services and operations support for its customers and products. The Company designs and develops networks, software and content that provide its customers with, among other things, comprehensive gaming systems, some of which are delivered through a telecommunications network that links its player terminals with one another, both within and among gaming facilities. The Company’s ongoing development and marketing efforts focus on Class II and Class III gaming systems and products for use by Native American tribes; video lottery terminals, video lottery systems, stand-alone player terminals, electronic instant scratch systems and other products for domestic and international lotteries; products for domestic and international charity and commercial bingo markets; and promotional, sweepstakes and amusement with prize systems. The Company’s gaming systems are typically provided to customers under revenue-sharing arrangements, except for video lottery terminals in the Class III market in Washington State, which are typically sold for an up-front purchase price. The Company has undertaken a concerted effort to generate additional revenue through the sale of Class II and Class III gaming systems and products. The Company offers content for its gaming systems that has been designed and developed by the Company, as well as game themes the Company has licensed from others. The Company currently operates in one business segment.

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

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Gaming Revenue

The Company derives gaming revenue from the following sources:

•	Class II	–	Participation revenue generated from the Company’s Native American Class II product
•	Oklahoma Compact	–	Participation revenue generated from its games placed by the Company under the Oklahoma Compact
•	Charity	–	Participation revenue generated from its charity bingo product
•	All Other	–	Participation revenue from Class III back-office systems, New York Lottery system, Mexico bingo market, and certain other participation-based markets

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

▪
In those situations where each element is not essential to the function of the other, the “multiple deliverables” are bifurcated into accounting units based on their relative fair market value against the total contract value and revenue recognition on those deliverables is recorded when all requirements of revenue recognition have been met.

▪	If any element is determined to be essential to the function of the other, revenues are generally recognized over the term of the services that are rendered.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

In those situations where VSOE does not exist for any undelivered elements of a multiple element arrangement, the aggregate value of the arrangement, including the value of products and services delivered or performed, is initially deferred until all hardware and software is delivered, and then the entire amount of the arrangement is recognized ratably over the period of the last deliverable, generally the service period of the contract. Depending upon the elements and the terms of the arrangement, the Company recognizes certain revenues under the residual method. Under the residual method, revenue is recognized when VSOE of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the Company defers the fair value of undelivered elements, and the remainder of the arrangement fee is then allocated to the delivered elements and is recognized as revenue, assuming the other revenue recognition criteria are met.

Costs and Billings on Uncompleted Contract - During fiscal 2008, the Company entered into a fixed-price contract with a customer, pursuant to which it will deliver an electronic bingo system. Revenues from this fixed-price contract will be recognized on the completed-contract method in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, or SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In the event that the Company expected a loss on a contract accounted for under SOP 81-1, the Company would record the estimated loss in the quarter in which it was determined that a loss was expected.

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

At December 31, 2008, the following amounts were recorded in the Company’s consolidated financial statements:

December 31, 2008
(in thousands)
Costs incurred on uncompleted contracts	$2,091
Billings on uncompleted contracts	(637)
Deferred contract costs	$1,454

Cash and Cash Equivalents – The Company considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Restricted Cash and Long-Term Investments – Restricted cash and long-term investments at December 31, 2008, were $838,000, representing the fair value of investments held by the Company’s prize fulfillment firm related to outstanding MegaBingo® jackpot prizes.

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

Inventory – The Company’s inventory consists primarily of completed player terminals, related component parts and back-office computer equipment expected to be sold over the next 12 months. Inventories are stated at the lower of cost (first in, first out) or market.

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

Management reviews long-lived asset classes for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. The Company did not record any impairment changes in the quarter ended December 31, 2008.

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

Other Income - Other income was $74,000 for the three months ended December 31, 2008. Other income consisted of distributions from a limited partnership interest, accounted for on the cost basis.

Other Long-Term Liabilities – Other long-term liabilities at December 31, 2008, include investments held at fair value by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities of $838,000. At December 31, 2008, other long term liabilities also included $248,000 related to a separation agreement with a former Chief Executive Officer.

Fair Value of Financial Instruments – The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At December 31, 2008, the carrying amounts for the Company’s financial instruments, which include accounts and notes receivable, accounts payable, the Revolving Credit Facility, and long-term debt and capital leases, approximated fair value.

Segment and Related Information – Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by Statement of Financial Accounting Standards, or SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

Costs of Computer Software – Software development costs have been accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Under SFAS No. 86, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. We capitalized software development costs of approximately $640,000 during the period ended December 31, 2008 and $1.2 million during the period ended December 31, 2007. Software development costs primarily consist of personnel costs and rent for related office space. We begin to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, not to exceed five years. Amortization of software development costs was approximately $1.1 million in the period ended December 31, 2008, and $716,000 in the period ended December 31, 2007, and is included in amortization and depreciation in the accompanying consolidated statements of operations.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Income Taxes – The Company accounts for income taxes using the asset and liability method and applies the provisions of SFAS, No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax liabilities or assets arise from differences between the tax basis of liabilities or assets and their bases for financial reporting, and are subject to tests of recoverability in the case of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets to the extent realization is not judged to be more likely than not.

Treasury Stock – The Company utilizes the cost method for accounting for its treasury stock acquisitions and dispositions.

Share-Based Compensation – On October 1, 2005, the Company adopted the provisions of SFAS No. 123(revised), “Share-Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes APB No 25. Among other items, SFAS No. 123(R) eliminated the use of APB No. 25 and the intrinsic value method of accounting, and requires the Company to recognize in the financial statements, the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. To measure the fair value of stock options granted to employees, the Company currently utilizes the Black-Scholes-Merton option-pricing model, consistent with the method used for pro forma disclosures under SFAS No. 123. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. The Company applied the “modified prospective” method, under which compensation cost is recognized in the financial statements beginning with the adoption date for all share-based payments granted after that date, and for all unvested awards granted prior to the adoption date of SFAS No. 123(R).

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

There were 277,000 option grants issued during the quarter ended December 31, 2008. Total pretax share-based compensation for the quarter ended December 31, 2008 was $644,000. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $143,000 for the three months ended December 31, 2008. As of December 31, 2008, $5.2 million of unamortized stock compensation expense will be recognized over the vesting periods of the various option grants.

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

Recent Accounting Pronouncements Issued. In March 2008, the Financial Accounting Standards Board, or the FASB issued SFAS No 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, though earlier application is encouraged. Accordingly, we expect to adopt SFAS No. 161 beginning in fiscal 2010. The Company expects that SFAS No. 161 will have an impact on accounting for derivative instruments and hedging activities once adopted, but the significance of the effect is dependent upon entering into these related transactions, if any, at that time.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Effective October 1, 2008, The Company adopted SFAS 157, “Fair Value Measurements,” for its financial assets and financial liabilities, but it has not yet adopted SFAS 157 as it relates to nonfinancial assets and liabilities based on the February 2008 issuance of  FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” which permits a one-year deferral of the application of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 as it pertains to financial assets and liabilities did not have a material impact on the Company’s results of operations, financial position or liquidity. The Company will adopt SFAS 157 for non-financial assets and non-financial liabilities on October 1, 2009, and it is currently evaluating the effect, if any, on its results of operations, financial position or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 (Accounting for Certain Investments in Debt and Equity Securities),” which permits entities to choose to measure many financial instruments and certain other items at fair value with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement became effective for the Company beginning in October 2008. The implementation of SFAS No. 159, effective October 1, 2008, did not have a material effect on the consolidated financial statements in the December 31, 2008 quarter.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is required to adopt SFAS No. 141(R) effective October 1, 2009, and it is currently evaluating the effect, if any, on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Non Controlling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin, or ARB No. 51, “Consolidated Financial Statements.” SFAS No. 160 changes the accounting for non controlling (minority) interests in consolidated financial statements, including the requirement to classify non controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non controlling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is required to adopt SFAS No. 160 effective October 1, 2009, and it is currently evaluating the effect, if any, on its results of operations or financial position.

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

The Company has recently fulfilled a commitment to a significant, existing tribal customer to provide approximately 43.8%, or $65.6 million, of the total funding for a facility expansion. Because of the Company’s commitment to fund the expansion, it secured the right to place an additional 1,400 gaming units in the expanded facility in southern Oklahoma. The Company recorded all advances as a note receivable and imputed interest on the interest free loan. The discount (imputed interest) was recorded as contract rights and will be amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. As of December 31, 2008, the Company had installed the additional 1,400 units in the expanded facility.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstance during the three months ended December 31, 2008, which would require an impairment change to the assets’ carrying value.

The following net amounts related to advances made under development agreements and were recorded in the following balance sheet captions:

	December 31, 2008	September 30, 2008
	(In thousands)
Included in:
Notes receivable, net	$60,514	$61,750
Intangible assets – contract rights, net of accumulated amortization	28,610	29,368

3.      PROPERTY AND EQUIPMENT AND LEASED GAMING EQUIPMENT

The Company’s property and equipment and leased gaming equipment consisted of the following:

	December 31, 2008	September 30, 2008	Estimated Useful Lives
	(In thousands)
Gaming equipment and third-party gaming content licenses available for deployment (1)	$36,480	$30,252
Deployed gaming equipment	97,278	96,584	3-5 years
Deployed third-party gaming content licenses	37,868	34,444	1.5-3 years
Tribal gaming facilities and portable buildings	4,720	4,720	5-7 years
Third-party software costs	7,817	7,732	3-5 years
Vehicles	3,501	3,502	3-10 years
Other	3,162	3,191	3-7 years
Total property and equipment	190,826	180,425
Less accumulated depreciation and amortization	(115,317)	(113,096)
Total property and equipment, net	$75,509	$67,329
Leased gaming equipment	$173,384	$165,903	3 years
Less accumulated depreciation	(132,782)	(129,879)
Total leased gaming equipment, net	$40,602	$36,024

(1)	Gaming equipment and third-party gaming content licenses begin depreciating when they are placed in service.

During the three months ended December 31, 2008, the Company disposed of or wrote off $38,000 of third-party gaming content licenses, tribal gaming facilities and portable buildings, vehicles, deployed gaming equipment, and other equipment.

Leased gaming equipment includes player terminals placed under participation arrangements that are either at customer facilities or in the rental pool.

In accordance with SFAS 144, “Accounting for the impairment or Disposal of Long-Lived Assets,” the Company (i) recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows; and (ii) measures an impairment loss as the difference between the carrying amount and fair value of the asset. There were no impairment charges recorded during the three months ended December 31, 2008.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.      INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following:

	December 31, 2008	September 30, 2008	Estimated Useful Lives
	(In thousands)
Contract rights under development agreements	$41,892	$41,325	5-7 years
Internally-developed gaming software	27,078	26,473	1-5 years
Patents and trademarks	8,670	8,464	1-5 years
Other	1,054	1,054	3-5 years
Total intangible assets	78,694	77,316
Less accumulated amortization – all other	(42,674)	(39,960)
Total intangible assets, net	$36,020	$37,356

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements. For a description of intangible assets related to development agreements, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the accompanying consolidated statements of operations. In the preceding table, $5.7 million of the $41.8 million in contract rights is not currently being amortized. The facility was completed on December 31, 2008. Therefore, the amortization of the contracts began on January 1, 2009.

Internally developed gaming software is accounted for under the provisions of SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed,” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally-developed games over a 12 month period, gaming engines over an 18 month period, gaming systems over a three-year period and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the three months ended December 31, 2008 and 2007, amortization expense related to internally-developed gaming software was $1.1 million and $716,000, respectively. During the three months ended December 31, 2008, the Company wrote off $35,000 related to internally-developed gaming software, compared to no write off in the same period of 2007.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

5.      NOTES RECEIVABLE

The Company’s notes receivable consisted of the following:

	December 31, 2008	September 30, 2008
	(In thousands)
Notes receivable from development agreements	$70,887	$72,706
Less imputed interest discount reclassed to contract rights	(10,372)	(10,956)
Notes receivable from equipment sales and other	6,861	8,012
Notes receivable, net	67,376	69,762
Less current portion	(18,688)	(23,072)
Notes receivable – non-current	$48,688	$46,690

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Notes receivable from equipment sales outstanding as of September 30, 2008 consisted of financial instruments issued by customers for the purchase of player terminals and licenses, and bore interest at 7.99%. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the note receivable outstanding.

6.      CREDIT FACILITY, LONG-TERM DEBT AND CAPITAL LEASES

The Company’s Credit Facility, long-term debt and capital leases consisted of the following:

	December 31, 2008	September 30, 2008
	(In thousands)
Long-term revolving lines of credit	$25,222	$19,000
Term loan facility	$68,897	$67,988
Less current portion	(2,675)	(1,544)
Long-term debt, less current portion	$66,222	$66,444

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

The Credit Facility provides the Company with the ability to finance development agreements and acquisitions and working capital for general corporate purposes. Amounts under the $75 million revolving credit commitment and the $75 million term loan mature in five years, and advances under the term loan and revolving credit commitment bear interest at the Eurodollar rate plus the applicable spread (7.81% and 8.56%, respectively, as of December 31, 2008) tied to various levels of interest pricing determined by total debt to EBITDA.

The Credit Facility is collateralized by substantially all of the Company’s assets, and also contains financial covenants as defined in the agreement. These covenants include (i) a minimum fixed-charge coverage-ratio of not less than 1.50 : 1.0; (ii) a maximum total debt to EBITDA ratio of not more than 2.25 : 1.00 through June 30, 2008, and 1.75 : 1.00 from September 30, 2008 thereafter; and (iii) a minimum trailing twelve-month EBITDA of not less than $57 million for the quarter ended September 30, 2007, and $60 million for each quarter thereafter. As of December 31, 2008, the Company is in compliance with its loan covenants. The Credit Facility requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in its businesses). In the second quarter of 2008, the Company made a mandatory prepayment of the term loan in the amount of $4.5 million due to an early prepayment of a development agreement note receivable. As of December 31, 2008, the Credit Facility had availability of $48.1 million, subject to covenant restrictions.

The Credit Facility also required that the Company enter into hedging arrangements covering at least $50 million of the term loan for a three-year period by June 1, 2008. Therefore, on May 29, 2008, the Company purchased, for $390,000, an interest rate cap (5% cap rate) covering $50 million of the term loan. The Company accounts for this hedge in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet, at their respective fair values. We record changes on a mark to market basis, changes to the fair value of the interest rate cap on a quarterly basis. These changes in fair value are recorded in interest expense in the consolidated statement of operations.

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

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

	Three months ended December 31,
	2008	2007
Income (loss) available to common stockholders (in thousands)	$(5,924)	$399
Weighted average common shares outstanding	26,623,573	26,254,023
Effect of dilutive securities:
Options	—	1,126,208
Weighted average common and potential shares outstanding	26,623,573	27,380,231
Basic earnings (loss) per share	$(0.22)	$0.02
Diluted earnings (loss) per share	$(0.22)	$0.01

The Company had the following options to purchase shares of common stock that were not included in the computation of dilutive earnings per share due to the antidilutive effects:

	Three months ended December 31,
	2008	2007
	In thousands, except share price
Common Stock Options	6,780	2,235
Range of exercise price	$1.00-$21.53	$7.61-$21.53

In the three months ended December 31, 2008, options to purchase approximately 5.9 million shares of common stock, with exercise prices ranging from $2.33 to $21.53 per share were not included in the computation of dilutive earnings per share due to the antidilutive effect, and approximately 890,000 equivalent shares were not included due to the loss generated in the current year.

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

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Diamond Game and VGT (and its principals) entered into a confidential settlement agreement in September 2007. The Company will be given credit for the actual amount of that settlement should any verdict be entered against the Company in connection with this case. Two material orders have been issued by the state trial court in connection with the matter: (i) Diamond Game filed a motion for partial summary judgment seeking a court ruling on game classification for MegaNanza and Reel Time Bingo; and (ii) the Company filed a motion seeking summary judgment based on jurisdictional issues. On November 29, 2007, the trial court denied the Company’s motion for summary judgment on the jurisdictional issues, and ruled on Diamond Game’s motion for partial summary judgment, finding that our MegaNanza and Reel Time Bingo versions 1.0, 1.1 and 1.2 games are not Class II games under the Indian Gaming Regulatory Act of 1988, or IGRA, but instead are Class III games.

The court’s ruling stated that it was not binding on our tribal customers and the Company does not expect any of the Reel Time Bingo games currently in play in Oklahoma to be removed as a result of the court’s ruling. Other game versions included in the ruling are not in play in Oklahoma. The court’s rulings are not dispositive of the case and the opinion has no effect on the right of Native American tribes to play games offered by us. The trial court granted our motion for immediate certification of its ruling to the Oklahoma Supreme Court. The Company sought immediate review of the trial court’s decision. On February 19, 2008, the Oklahoma Supreme Court denied the Company’s request for immediate review of the trial court’s decision. The action of the Oklahoma Supreme Court does not preclude a subsequent appeal of the trial court’s decision and the Company will continue to assert that the games in question are legal Class II games, and that game classification cannot be decided by an Oklahoma State Court. Presently, the parties remain engaged in pre-trial discovery. The trial court has assigned a jury trial date of March 23, 2009. The Company continues to vigorously defend itself and believes that its MegaNanza and Reel Time Bingo versions 1.0, 1.1 and 1.2 games were in fact Class II games. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

Kaw Nation of Oklahoma. In a related case, the Kaw Nation of Oklahoma, a Native American Tribe in Oklahoma, filed suit against Diamond Game Enterprises, Inc. and Oklahoma State Court District Judge Noma Gurich on October 14, 2008. The Company, along with Clifton Lind, Robert Lannert and Gordon Graves joined the Kaw Nation as plaintiffs in that lawsuit. The Kaw Nation claims that the assumption of jurisdiction and determination by Judge Gurich over the determination of the classification under IGRA of MegaNanza and Reel Time Bingo, which the Kaw Nation had previously classified as Class II, violated the Kaw Nation’s sovereign rights, as well as its rights under IGRA as the primary regulator of gaming on Native American lands and the Indian Commerce Clause of the Constitution of the United States of America. Additionally, the Company, Clifton Lind, Robert Lannert and Gordon Graves claim jointly with the Kaw Nation that in the state court lawsuit, Judge Gurich and Diamond Game have engaged in joint activity under color of state law, which violates the plaintiffs’ constitutional and federal statutory rights, including their rights to free commercial speech and due process of law. The Company, Clifton Lind, Robert Lannert, Gordon Graves and the Kaw Nation also jointly contend that Judge Gurich and Diamond Game have engaged in activity that is prohibited by the Oklahoma State Constitution, which expressly disclaims jurisdiction over activity occurring on Native American lands. The Kaw Nation, the Company and the other plaintiffs seek a declaratory judgment against Judge Gurich, holding that, as a state court judge, Judge Gurich does not have jurisdiction to determine the classification under IGRA of games being played on Native American lands. The plaintiffs also seek an injunction against Diamond Game, enjoining Diamond Game from proceeding in its state court lawsuit. On November 4, 2008, Diamond Game filed a motion to dismiss the Kaw Nation lawsuit, alleging that the plaintiffs had failed to state a claim upon which relief could be granted. On November 13, 2008, plaintiffs filed an amended complaint, seeking additional relief in the alternative that the federal court determine the classification of MegaNanza and Reel Time Bingo. Plaintiffs filed their response in opposition to the motion to dismiss on November 25, 2008. On December 1, 2008, Diamond Game filed its motion to dismiss amended complaint, again contending that the plaintiffs had failed to state a claim upon which relief could be granted, relying in part upon the federal court’s Order of Remand in the Cory Investments, Ltd. case (see below).

On December 12, 2008 the plaintiffs filed a motion for preliminary injunction seeking to enjoin any additional action in the state court Diamond Game litigation pending a full hearing on the merits of the Kaw Nation complaint in federal district court. On January 16, 2009, the Federal District Court issued an order granting Diamond Game’s motion to dismiss the Kaw Nation Case and striking a motion for preliminary injunction filed by the Kaw Nation and the Company. On January 20, 2009, the Company along with the Kaw Nation filed a notice of appeal seeking review by the 10th Ciruit Court of Appeals of the Federal District Court’s Order granting Diamond Game’s motion to dismiss the plaintiff’s case and striking the plaintiff’s motion for preliminary injunction. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the appeal’s ultimate outcome.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Cory Investments Ltd. On May 7, 2008, Cory Investments, LTD., or Cory Investments, filed suit in the state court in Oklahoma City, Oklahoma against the Company, along with others, including Clifton Lind; Robert Lannert; Gordon Graves; Video Gaming Technologies, Inc. or VGT and its president, Jon Yarbrough, and a former VGT representative, John Marley; Worldwide Gaming Technologies, or WGT; AGS, LLC, d/b/a American Gaming Systems; AGS Partners, LLC; Ronald Clapper, the owner of WGT, AGS, LLC and AGS Partners; Sierra Design Group; and Bally Technologies, Inc. The case asserts that the Company offered allegedly illegal Class III games on the MegaNanza and Reel Time Bingo gaming systems to Native American tribes in Oklahoma, which had a severely negative impact on Cory Investments’ market for its legal Class II games. Cory Investments also alleges that the defendants conspired to drive it and other Class II competitors out of the Class II market in Oklahoma and other states. In addition to the conspiracy allegations, Cory Investments alleges six causes of action: (i) deceptive trade practices; (ii) common law unfair competition; (iii) wrongful interference with business; (iv) malicious wrong/prima facie tort; (v) intentional interference with contract; and (vi) unreasonable restraint of trade. Cory Investments is seeking unspecified actual and punitive damages and equitable relief.

The Company and the other defendants were served with summons and a copy of the lawsuit during the week of July 21, 2008. The defendants removed the action to a United States District Court for the Western District of Oklahoma. Cory Investments filed a motion with the federal court to remand the case back to the state court. That motion was granted by the federal court on November 13, 2008, resulting in a transfer of the case back to the state court. All of the defendants have filed motions to dismiss which are currently set for hearing before the state court district judge on March 18, 2009; however, due to scheduling conflicts, that hearing will likely be postponed The Company believes that the claims of Cory Investments are without merit and intends to defend the case vigorously. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

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

The Company has made a number of challenges to Gamco’s standing to sue for infringement of the ‘035 Patent. On October 15, 2007, pursuant to an interlocutory appeal, the federal circuit court reversed the district court’s order refusing to dismiss Gamco’s supplemental and second amended Complaint against the Company. The federal Circuit Court held that Gamco did not have sufficient rights in the ‘035 Patent to sue the Company without the involvement of the patent owner, IGT.

On December 4, 2007, Gamco and IGT entered into an Amended and Restated Exclusive License Agreement whereby IGT granted to Gamco exclusive rights to the ‘035 Patent in the state of New York and the right to sue for past infringement of the same. On January 9, 2008, Gamco filed its third amended complaint for infringement of the ‘035 Patent against the Company. On January 28, 2008, the Company filed an answer to the complaint denying liability. The Company also filed a third amended counterclaim against Oasis, Gamco and certain officers of Gamco, for fraud, promise without intent to perform, negligent misrepresentation, breach of contract, specific performance and reformation of contract with regard to the Company’s rights under the Sublicense Agreement for the ‘035 Patent, as well as for non-infringement and invalidity of the ‘035 Patent. These parties have filed a motion to dismiss and a motion for summary judgment as to these claims. The Company has filed a motion for partial summary judgment on its breach of contract and specific performance claims seeking to enforce the terms of the Sublicense Agreement. The Company has also moved for summary judgment on Gamco’s complaint on the ground that it is a licensee. All motions to dismiss and motions for summary judgment will be heard by the court on February 26, 2009.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

On January 13, 2009, the court held a Markman hearing to construe the claims of the ‘035 Patent. The Court also heard argument on the Company’s motion for partial summary judgment to invalidate all of the means-plus-function claims of the ‘035 Patent under 35 U.S.C. § 112¶ 6. On January 15, 2009, the court issued an order granting Gamco leave to amend its proposed constructions on the means-plus function claims and setting a schedule for supplemental briefing on amended claims construction, stating that none of the structures proposed by Gamco in the claim chart considered by the court referenced an algorithm that was needed to satisfy federal circuit court standards. A trial date has not yet been set by the court.

The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

NIGC Class II Game Classification Regulations. On October 24, 2007, the NIGC published in the Federal Register, four proposed rules concerning classification standards to distinguish between Class II games played with technologic aids and Class III facsimiles of games of chance, a revision of the definition of “electronic or electromechanical facsimile,” technical standards for Class II gaming and Class II minimum internal control standards. If the classification standards and the revised definition of “electronic or electromechanical facsimile” become final regulations, they will have a material and adverse economic impact on the Class II gaming market by limiting the use of Class II electronic technology and severely restricting the manner in which bingo may be played, thereby making Class II games less attractive to the customer. On January 15, 2008, the NIGC extended the comment period for the proposed Class II gaming regulations until March 9, 2008. However, in May 2008, the Chairman of the NIGC announced that the NIGC would not move forward with its plans to publish final regulations revising the definition of “electronic or electromechanical facsimile” and implementing new Class II gaming classification standards. The NIGC has published regulations establishing technical standards for Class II electronic gaming and Class II minimum internal control standards. The standards allow for a five-year grandfathering moratorium if existing games and systems meet minimum requirements. The Company is currently submitting games and systems to be evaluated under the new grandfathering moratorium articulated in 25 CFR 547.4 of the new NIGC technical standards.

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

The Company’s development agreements could be subject to further review at any time. Any further review of the Company’s development agreements by the NIGC, or alternative interpretations of applicable laws and regulations, could require substantial modifications to the agreements or result in their designation as “management contracts,” which could materially and adversely affect the terms on which the Company conducts business.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

FUTURE EXPECTATIONS AND FORWARD-LOOKING STATEMENTS

This Quarterly Report and the information incorporated herein by reference contain various “forward-looking statements” within the meaning of federal and state securities laws, including those identified or predicated by the words “believes,” “anticipates,” “expects,” “plans,” “will,” or similar expressions with forward-looking connotations. Such statements are subject to a number of risks and uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the uncertainties inherent in the outcome of any litigation of the type described in this Quarterly Report under “PART II – Item 1. Legal Proceedings,” trends and other expectations described in “PART I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” risk factors disclosed in our earnings and other press releases issued to the public from time to time, as well as those other factors as described under “PART II – Item 1A. Risk Factors” set forth below. Given these uncertainties, readers of this Quarterly Report are cautioned not to place undue reliance upon such statements. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligations to update any such forward-looking statements.

Overview

We are a developer and distributor of comprehensive systems, content, electronic games and gaming player terminals for the casino, charity, international bingo, and video lottery markets. Initially, our customers were located primarily in the Native American gaming sector; however, around 2003, we began diversifying into broader domestic and international gaming markets.

Although we continue to develop systems and products for Native American tribes throughout the United States, we now intend to expand our efforts to include the development and marketing of products and services: (i) for the various commercial casino markets; (ii) video lottery systems and other products for various domestic and international lotteries; and (iii) products for various charity and international bingo and other emerging markets.

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

We derive the majority of our gaming revenue from participation (revenue sharing) agreements, pursuant to which we place systems, player terminals, proprietary and licensed content operated on player terminals, and back-office systems and equipment (collectively referred to as gaming systems) into gaming facilities. To a lesser degree, we earn revenue from the sale or placement of gaming systems (e.g., the opening of a new casino, or a change in the law that allows existing casinos to increase the number of player terminals permitted under prior law) on a lease-purchase or participation basis and from the back-office fees generated by video lottery systems, principally in the Washington State, Class III market. We also generate gaming revenue as consideration for providing the central determinant system for a network of player terminals operated by the New York State Division of the Lottery. In addition, we earn a small portion of our revenue from the sale of lottery systems and the placement of nontraditional gaming products, such as electronic scratch tickets, sweepstakes, or linked interactive paper bingo systems. Recently, we entered the international electronic bingo market and currently supply bingo systems to three customers in Mexico, whereby we receive fees based on the net earnings of each system. During fiscal 2009, we intend to generate revenue from the sale of non-linked Class III player terminals to Class III Native American markets.

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

As the Class II market has matured, we have seen new competitors with significant gaming experience and financial resources enter the market. New tribal-state compacts, such as the Oklahoma gaming legislation passed by referendum in 2004, have also led to increased competition. In addition, there has been what we believe to be an extended period of non enforcement by regulators of existing restrictions on non-Class II devices, which has forced us to continue competing against games that do not appear to comply with the published regulatory restrictions on Class II games. Due to this increased competition in Oklahoma, and because of continued conversion to games played under the compact, we have and may continue to experience pressure on our pricing model and hold per day, with the result that gaming providers, including the Company, are competing on the basis of price as well as the entertainment value and technological quality of their products. We have also experienced and expect to continue to experience a decline in the number of our Class II games deployed in Oklahoma, in accordance with our recent conversion strategy. While we will continue to compete by regularly introducing new and more entertaining games with technological enhancements that we believe will appeal to end users, we believe that the level of revenue retained by our customers from their installed base of player terminals will become a more significant competitive factor, one that may require us to change the terms of our participation arrangements with customers. We will continue the deployment of one-touch, compact-compliant Class III games in Oklahoma, which will reduce the number of Class II machines in play.

Class III Games and Systems for Oklahoma

During 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. The Oklahoma gaming legislation allows the tribes to sign a compact with the state of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma are allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. All vendors placing games at any of the racetracks under the compact will ultimately be required to be licensed by the state of Oklahoma. Pursuant to the compacts, vendors placing games at tribal facilities will have to be licensed by each tribe. All electronic games placed under the compact have to be certified by independent testing laboratories to meet technical specifications. These technical specifications were published by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities in the first calendar quarter of 2005. We are fully licensed in Oklahoma and as of December 31, 2008, we had placed 6,555 player terminals at 42 facilities that are operating under the Oklahoma gaming compact. We generally receive a 20% revenue share for the games played under the Oklahoma Gaming Compact.

Class III Games and Systems for Native American and Commercial Casino Markets

During fiscal 2007, we began designing and developing stand-alone Class III player terminals to be sold or placed on a revenue share basis in the large and broad Class III stand-alone gaming market for Native American casinos as well as domestic and international commercial casinos. All player terminals delivered to these markets will have to receive specific jurisdictional approvals from the appropriate testing laboratory and from the appropriate regulatory agency. Our first group of stand-alone player terminals has been placed in the Class III stand-alone market in Rhode Island. We believe that we will deliver additional player terminals to other Class III markets this fiscal year. We believe that additions to our key senior management personnel will help accelerate our entrance into new Class III markets.

Charity Market

Charity bingo and other forms of charity gaming are operated by or for the benefit of non profit organizations for charitable, educational and other lawful purposes. These games are typically only interconnected within the gaming facility where the terminals are located. Regulation of charity gaming is vested with each individual state, and in some states, regulatory authority is delegated to county or municipal governmental units. In Alabama, our largest charity market, constitutional amendments have been passed authorizing charity bingo in certain locations. The regulation of charity bingo in Alabama is typically vested with a local governmental authority. However, the Governor’s office has commissioned a task force to review the types of games placed in the charitable bingo halls in the state. We ordinarily place player terminals under participation arrangements in the charity market and receive a percentage of the hold per day generated by each of the player terminals. As of December 31, 2008, we had 2,379 high-speed, standard bingo games installed for the charity market in three Alabama facilities.

All Other Gaming Markets

Class III Washington State Market. The majority of our Class III gaming equipment in Washington State has been sold to customers outright, for a one-time purchase price, which is reported in our results of operations as “Gaming equipment, system sale and lease revenue” at the time of proper revenue recognition. Certain game themes we use in the Class III market have been licensed from third parties and are resold to customers along with our Class III player terminals. Historically, revenue from the sale of Class III gaming equipment is recognized when the units are delivered to the customer, and the licensed games installed, or over the contract term when the fair value of undelivered products has not been established. Because we sell new products, systems and services for which fair value has not been established, beginning in fiscal 2008, revenue generated from this market will generally be recognized over the terms of the contracts. To a considerably lesser extent, we also enter into either participation arrangements or lease-purchase arrangements for our Class III player terminals, on terms similar to those used for our player terminals in the Class II market.

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

International Commercial Bingo Market. In March 2006, we entered into a contract with Apuestas Internacionales, S.A. de C.V., or Apuestas, a subsidiary of Grupo Televisa, S.A., to provide traditional and electronic bingo gaming, technical assistance, and related services for Apuestas’ locations in Mexico. Apuestas currently has a permit issued by the Mexican Ministry of the Interior (Secretaria de Gobernación) to open and operate 65 bingo parlors. Apuestas is projecting that all 65 bingo parlors will be open by May 2011. As of December 31, 2008, we had installed 4,898 player terminals at 21 bingo parlors in Mexico under this contract with Apuestas. At December 31, 2008, all player terminals placed by us in the Apuestas bingo parlors were pursuant to a revenue share arrangement that is comparable to our Oklahoma market arrangements.

As of December 31, 2008, we had entered into separate contracts with four other companies incorporated in Mexico to provide traditional and electronic bingo gaming, technical assistance, and related services for bingo parlors in Mexico. As of December 31, 2008, we had installed 590 player terminals at four parlors in Mexico under these contracts.

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

We have in the past, and may in the future, reduce the number of player terminals in certain of our facilities as a result of ongoing competitive pressures faced by our customers from alternative gaming facilities and pressures faced by our machines from competitors’ products. We have in the past, and in the future may also, by mutual agreement and for consideration, amend these contracts in order to reduce the number of player terminals at these facilities.

We have recently fulfilled a commitment to a significant, existing Oklahoma tribal customer to provide approximately 43.8%, or $65.6 million, of the total funding for a facility expansion. Because of our commitment to fund the expansion, we secured the right to place an additional 1,400 gaming units in the expanded facility in southern Oklahoma. We recorded all advances as a note receivable and imputed interest on the interest free loan. The discount (imputed interest) was recorded as contract rights and will be amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. As of December 31, 2008, the Company had installed the additional 1,400 units.

As a result of the substantial levels of past and current development activity in Oklahoma, we expect the future pace of development in Oklahoma to decline somewhat. Accordingly, we do not anticipate future levels of development participation in Oklahoma to keep pace with our historical levels. As of December 31, 2008, we have placed approximately 5,400 units in 10 facilities in Oklahoma pursuant to development agreements.

Third-Party Software and Technology

Our Manufacturing and License Agreement with WMS Gaming, Inc., which was originally entered into on May 17, 2004 and amended and restated on June 29, 2005 (the “Agreement”), will expire under operation of its terms on June 30, 2009. The Agreement enabled us to distribute, at a discount, WMS licensed products (i) on an exclusive (except as to WMS) basis in the Class II and Class III Native American market in Oklahoma; (ii) on a limited exclusive basis (except as to WMS and subject to WMS’ existing commitments) in the Class II Native American market in North America, the pull tab and Class II-style bingo market in Mexico, and in the Charity markets in Alabama; and (iii) on a non exclusive basis for the Class III market in Washington. Although we may exercise certain sell-off rights in Oklahoma and Mexico, after June 30, 2009, we may continue to distribute WMS products, but without the benefits of a contractual discount or a grant of exclusivity.

RESULTS OF OPERATIONS

The following tables outline our end-of-period and average installed base of player terminals for the three months ended December 31, 2008 and 2007.

	At December 31,
	2008	2007
End-of-period installed player terminal base
Class II player terminals
New Generation system - Reel Time Bingo®	2,211	3,477
Legacy system	303	342
Oklahoma compact games	6,555	4,369
Mexico	5,488	3,513
Other player terminals(1)	2,681	2,729

	Three Months Ended December 31,
	2008	2007
Average installed player terminal base:
Class II player terminals
New Generation System - Reel Time Bingo	2,209	3,691
Legacy system	303	346
Oklahoma compact games	5,902	4,190
Mexico	5,369	3,114
Other player terminals(1)	2,703	2,737

(1) Other player terminals include charity, Rhode Island Lottery and Malta.

Three Months Ended December 31, 2008, Compared to Three Months Ended December 31, 2007

Total revenues for the three months ended December 31, 2008, were $28.6 million, compared to $30.2 million for the three months ended December31 2007, a $1.6 million or 5% decrease.

Gaming Revenue – Class II

▪
Class II gaming revenue was $5.0 million in the three months ended December 31, 2008, compared to $8.0 million in the three months ended December 31, 2007, a $3.0 million or 38% decrease. We expect the number of Class II terminals to continue to decrease as they are replaced with higher-earning Oklahoma compact player terminals.

▪
Reel Time Bingo revenue was $4.5 million for the three months ended December 31, 2008, compared to $7.4 million in the three months ended December 31, 2007, a $2.9 million or 39% decrease. The average installed base of player terminals decreased 40%, which was partially offset by a 10% increase in the average hold per day. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, decreased $72,000 or 21%, to $278,000 in the three months ended December 31, 2008, compared to $350,000 in the three months ended December 31, 2007. The reduction in accretion of contract rights is the result of allocating the total accretion rights across all product lines with the majority being allocated against Oklahoma compact revenue. During fiscal 2009, we will continue to convert Reel Time Bingo player terminals to games played under the compact, which are included in “Gaming revenue – Oklahoma compact,” and we expect this trend to continue in the future as Reel Time Bingo competes with the higher hold per day of compact games.

▪
Legacy revenue decreased $118,000, or 19%, to $500,000 in the three months ended December 31, 2008, from $618,000 in the three months ended December 31, 2007. The average installed base of Legacy player terminals decreased 12%, and the hold per day decreased by 10%.

Gaming Revenue – Oklahoma Compact

▪
In March 2005, we began converting Reel Time Bingo player terminals to games that could be played under the Oklahoma compact. The Oklahoma compact games generated revenue of $13.8 million in the three months ended December 31, 2008, compared to $11.6 million during the same period of 2007, an increase of $2.2 million, or 19%. The average installed base of the Oklahoma compact games increased 40%, as the conversion of Class II player terminals to compact games continues, while hold per day decreased 11%. We expect the rate of conversion from Class II to compact games to decline in the future, as over 86% of the Oklahoma installed base at December 31, 2008, consisted of Oklahoma compact units. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, increased $402,000, or 65%, to $1.0 million, in the three months ended December 31, 2008, compared to $621,000 in the same period of 2007.

Gaming Revenue – Charity

▪
Charity gaming revenues decreased $1.3 million, or 34%, to $2.5 million for the three months ended December 31, 2008, compared to $3.9 million for the same period of 2007. The average installed base of charity player terminals decreased 6%, and the hold per day decreased 32%. The decrease in the hold per day is primarily attributable to competitive factors and to a lesser extent, economic factors. Competitive factors would include, but not be limited to, a significant increase of competitor units added to the gaming floor of our largest charity operation, players reward programs not offered on our player terminals and location of our player terminals on the gaming floor.

Gaming Revenue – All Other

▪	Class III back-office fees decreased $107,000, or 12%, to $774,000 in the three months ended December 31, 2008, from $881,000 during the same period of 2007.

▪
Revenues from the New York Lottery system increased $87,000, or 6%, to $1.6 million in the three months ended December 31, 2008, from $1.5 million in the three months ended December 31, 2007. Currently, eight of the nine planned racetrack casinos are operating, with approximately 13,000 total terminals. At the current placement levels, we have obtained near break-even operations for the New York Lottery system and expect to achieve profitable operations after all of the facilities are operating.

▪
Revenues from the Mexico bingo market increased $264,000 to $2.4 million in the three months ended December 31, 2008, from $2.1 million during the same period of 2007. As of December 31, 2008, we had installed 5,448 player terminals at 25 bingo parlors in Mexico compared to 3,513 terminals installed at 14 bingo parlors at December 31, 2007. Our revenue share is in the range of the other electronic bingo markets in which we operate.

Gaming Equipment and System Sale and Lease Revenue and Cost of Sales

▪
Gaming equipment and system sale and lease revenue was $1.8 million for the three months ended December 31, 2008, and for the same period of 2007. Gaming equipment and system sale revenue of $1.7 million for the three months ended December 31, 2008, includes 100 player terminals sold. Gaming equipment and system sale revenue of $1.1 million for the three months ended December 31, 2007, included the sale of 50 player terminals and one system. License revenues for the three months ended December 31, 2008, were $77,000, compared to $464,000 for the three months ended December 31, 2007, a decrease of $387,000. Total cost of sales, which includes cost of royalty fees, increased $1.1 million, to $1.8 million in the three months ended December 31, 2008, from $790,000 in the three months ended December 31, 2007. The increase primarily relates to the increase in cost of sales associated with the revenue discussed above.

Other Revenue

▪
Other revenues increased $156,000, or 42%, to $524,000 for the three months ended December 31, 2008, from $368,000 during the same period of 2007. The increase is primarily due to increased maintenance income in the three months ended December 31, 2008.

Selling, General and Administrative Expenses

▪
Selling, general and administrative expenses, or SG&A, increased approximately $4.2 million, or 26%, to $20.3 million for the three months ended December 31, 2008, from $16.1 million in the same period of 2007. This increase was primarily a result of (i) an increase in salaries and wages and the related employee benefits of approximately $900,000, due to headcount increases (at December 31, 2008, we employed 500 full-time and part-time employees, compared to 442 at December 31, 2007); and (ii) an increase in legal and professional fees of approximately $3.1 million, largely related to the Diamond Game legal matter.

Amortization and Depreciation

▪
Amortization expense increased $186,000, or 15%, to $1.4 million for the three-months ended December 31, 2008, compared to $1.2 million for the same period of 2007. Depreciation expense increased $2.2 million, or 19%, to $13.5 million for the three months ended December 31, 2008, from $11.3 million for the corresponding three months ended December 31, 2007, primarily as a result of additional player terminals for the Oklahoma market.

Other Income and Expense

▪
Interest income increased $156,000, or 14%, to $1.3 million for the three months ended December 31, 2008, from $1.1 million in the same period of 2007. We entered into development agreements with a customer under which approximately $70.9 million has been advanced and is outstanding at December 31, 2008, and for which we impute interest on these interest-free loans. For the three months ended December 31, 2008, we recorded imputed interest of $1.2 million million relating to development agreements with an imputed interest rate range of 6.00% to 9.00%, compared to $804,000 for the three months ended December 31, 2007.

▪
Interest expense for each of the three months ended December 31, 2008 and 2007 was $2.1 million. During April 2007, we entered into a $150 million Revolving Credit Facility which replaced our previous Credit Facility in its entirety. On October 26, 2007, we amended the Revolving Credit Facility, transferring $75 million of the revolving credit commitment to a fully funded $75 million term loan. We entered into a second amendment to the Revolving Credit Facility on December 20, 2007. The second amendment (i) extended the hedging arrangement date related to a portion of the term loan to June 1, 2008; and (ii) modified the interest rate margin applicable to the Revolving Credit Facility and the term loan.

▪
Other income decreased $264,000, or 78%, to $74,000 for the three months ended December 31, 2008, compared to $338,000 in the same period of 2007. Other income primarily decreased due to the last distribution from a partnership interest.

Income tax benefit increased by $3.0 million to $3.2 million for the three months ended December 31, 2008, from an income tax benefit of $246,000 in the same period of 2007. These figures represent effective income tax rates of 35% and (160.8)% for the three months ended December 31, 2008 and 2007, respectively. The effective tax rate has been impacted by the tax treatment of stock compensation expense. To the extent that the Company experiences volatility in tax deductibility of certain stock compensation expense, there will remain volatility in the effective tax rate.

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

Effect if Different Assumptions Used: When we have determined that VSOE does not exist for any undelivered elements of an arrangement, then the aggregate value of the arrangement, including the value of products and services delivered or performed, is initially deferred until all products or services are delivered, and then is recognized ratably over the period of the last deliverable, generally the service period of the contract. The deferral of revenue under arrangements where we have determined that VSOE does not exist has resulted in $9.1 million being recorded as deferred revenue at December 31, 2008. If we had made alternative assessments as to the existence of VSOE in these arrangements, some or all of these amounts could have been recognized as revenue prior to December 31, 2008.

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

Management reviews long-lived asset classes for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. (Critical Assumption #2)

Assumptions/Approach used for Critical Assumption #1: The carrying value of the asset is determined based upon management’s assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight line basis, and where the useful life of items in the rental pool has been determined by management to be three years.

Effect if different assumptions used for Critical Assumption #1: While we believe that the useful lives that have been determined for our fixed assets are reasonable, different assumptions could materially affect the carrying value of the assets, as well as the depreciation expense recorded in each respective period related to those assets. During the quarter ended December 31, 2008, a significant portion of the $14.9 million of depreciation and amortization expense related to assets in the rental pool. If the depreciable life of assets in our rental pool were changed from three years to another period of time, we could incur a materially different amount of depreciation expense during the period.

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

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Critical Assumption #2). For the three-months ended December 31, 2008, there was no impairment to the assets’ carrying values.

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

Assumptions/Approach used for Critical Assumption #2: We estimate cash flows directly associated with the use of the intangible assets to test recoverability and remaining useful lives based upon the forecasted utilization of the asset and expected product revenues. In developing estimated cash flows, we incorporate assumptions regarding future performance, including estimations of hold per day and estimated units. When the carrying amount exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset, we then compare the carrying amount to its current fair value. We recognize an impairment loss if the carrying amount is not recoverable and exceeds its fair value.

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

Income Taxes. In accordance with SFAS, No. 109, we have recorded a deferred tax assets and liabilities to account for the expected future tax benefits and consequences of events that have been recognized in our financial statements and our tax returns. There are several items that result in deferred tax asset and liability impact to the balance sheet. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, it is reduced by a valuation allowance to remove the benefit of recovering those deferred tax assets from our financial statements. Additionally, in accordance with FIN 48, we have recorded a liability of $295,000 associated with uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are required to determine whether it is more likely than not (a likelihood of more than 50%) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position in order to record any financial statement benefit. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Assumptions/Approach Used: Numerous judgments and assumptions are inherent in the determination of future taxable income and tax return filing positions that we take, including factors such as future operating conditions.

Effect if Different Assumptions Used: Management, along with consultation from an independent public accounting firm used in tax consultation, continually evaluates complicated tax law requirements and their effect on our current and future tax liability and our tax filing positions. Despite our attempt to make an accurate estimate, the ultimate utilization of our deferred tax assets associated with the tax basis of our leased gaming equipment and property and equipment of $15.8 million is largely dependent upon our ability to generate taxable income in the future. Our liability for uncertain tax positions is dependent upon our judgment on the amount of financial statement benefit that an uncertain tax position will realize upon ultimate settlement and on the probabilities of the outcomes that could be realized upon ultimate settlement of an uncertain tax position using the facts, circumstances and information available at the reporting date to establish the appropriate amount of financial statement benefit. To the extent that a valuation allowance or uncertain tax position is established or increased or decreased during a period, we may be required to include an expense or benefit within income tax expense in the income statement.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2008, we had $2.9 million in unrestricted cash and cash equivalents, compared to $6.3 million at September 30, 2008. Our working capital at December 31, 2008 was $19.7 million, compared to a working capital of $34.1 million at September 30, 2008. The decrease in working capital was primarily the result of decreases in accounts receivable and notes receivable, and increases in accounts payable and accrued expenses. During the three-months ended December 31, 2008, we used $25.1 million for capital expenditures of property and equipment, and we collected $1.8 million on development agreements. As of December 31, 2008, we have $48.1 million available under the Credit Facility, subject to covenant restrictions

As of December 31, 2008, our total contractual cash obligations were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	Total
Revolving Credit Facility(1)	$218	$—	$25,004	$25,222
Credit Facility Term Loan(2)	3,003	1,500	64,394	68,897
Operating leases(3)	2,590	1,688		4,278
Purchase commitments(4)	3,375	3,375	—	6,750
Total	$9,186	$6,563	$89,398	$105,147

(1)	Relating to the Revolving Credit Facility, bearing interest at the Eurodollar rate plus the applicable spread (7.81% as of December 31, 2008).
(2)	Consists of amounts borrowed under our Credit Facility at the Eurodollar rate plus the applicable spread (8.56% as of December 31, 2008).
(3)	Consists of operating leases for our facilities and office equipment that expire at various times through 2011.
(4)	Consists of commitments to order third-party gaming content licenses and for the purchase of player terminals.

During the three months ended December 31, 2008, we generated $13.3 million in cash from our operations, compared to $11.0 million during the same period of 2007. This $2.3 million increase in cash generated from operations over the prior period was primarily due to the increase in accounts payable which is offset by the increase in inventory.

Cash used in investing activities decreased to $24.1 million in the three months ended December 31, 2008, from $28.1 million in the same period of 2007. The decrease was primarily the result of a decrease in advances under development agreements offset by the purchase of capital expenditures of property and equipment. During the three months ended December 31, 2008, additions to property and equipment consisted of the following:

Capital Expenditures
(In thousands)
Gaming equipment	$20,940
Third-party gaming content licenses	4,106
Other	28
Total	$25,074

Cash provided by financing activities decreased to $7.2 million in the three months ended December 31, 2008, from a usage of $11.5 million in the same period of 2007. The decrease was primarily the result of a $4.2 million decrease in the net borrowings under the Credit Facility

Our capital expenditures for the next 12 months will depend upon the number of new player terminals that we are able to place into service at new or existing facilities and the actual number of repairs and equipment upgrades to the player terminals that are currently in the field. As a result of the earnings potential of compact games in the Oklahoma market, it is our strategy to either place compact games or to convert our Oklahoma Class II games to the compact games. As part of our strategy, we will offer compact games developed by us, as well as games from two other gaming suppliers. As a result, we have entered into purchase commitments for future purchases of player stations and licenses totaling $3.4 million.

We have recently fulfilled a commitment to a significant, existing tribal customer to provide approximately 43.8%, or $65.6 million, of the total funding for a facility expansion. Because of our commitment to fund the expansion, we secured the right to place an additional 1,400 gaming units in the expanded facility in southern Oklahoma. We recorded all advances as a note receivable and imputed interest on the interest free loan. The discount (imputed interest) was recorded as contract rights and will be amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. As of December 31, 2008, the Company had installed the additional 1,400 units.

We are currently in compliance with our Senior Secured Credit Agreement's covenants. However, we believe there is substantial risk in our continued satisfaction of certain operating covenants in that agreement following conclusion of this fiscal quarter. In particular, our ability to remain in compliance with our trailing twelve month EBITDA covenant is dependent upon our ability to achieve our current operating plan for this quarter. In light of (i) current prevailing economic conditions and the inherent uncertainty of achieving and recognizing future revenue, and (ii) the difficulty of making short-term expense reductions sufficient to compensate for a revenue shortfall, we cannot be certain that we will be able to achieve our operating objectives this quarter and thereby continue to meet the EBITDA covenant, among others.

If we fail to remain in compliance with our Senior Secured Credit Agreement covenants, we will be required to seek modification or waiver of the provisions of that agreement and potentially secure additional sources of capital. We have held discussions with our lead agent, and are preparing to meet with them and other members of our lending syndicate, to discuss alternatives and contingent plans in the event that we fall out of compliance with the Credit Facility’s operating covenants. We cannot be certain that, if required, we will be able to successfully negotiate required changes to or waivers of our Senior Secured Credit Facility. Alternatively, we may incur significant costs related to obtaining requisite waivers or renegotiation of our Credit Facility that could have a material and adverse effect on our operating results.

Our performance and financial results are, to a certain extent, subject to (i) general conditions in or affecting the Native American gaming industry, and (ii) general economic, political, financial, competitive and regulatory factors beyond our control. If our business does not continue to generate cash flow at appropriate levels or if we receive a material judgment against us in one of the various lawsuits (See “Risk Factors – “The ultimate outcome of pending litigation is uncertain,” and Commitments and Contingencies), we may need to raise additional financing. Sources of additional financing might include additional bank debt or the public or private sale of equity or debt securities. However, sufficient funds may not be available, on terms acceptable to us or at all, from these sources or any others to enable us to make necessary capital expenditures and to make discretionary investments in the future.

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

The Credit Facility provides us with the ability to finance development agreements and acquisitions and working capital for general corporate purposes. Amounts under the $75 million revolving credit commitment and the $75 million term loan mature in five years, and advances under the term loan and revolving credit commitment bear interest at the Eurodollar rate plus the applicable spread (7.81% and 8.56%, respectively, as of December 31, 2008), tied to various levels of interest pricing determined by total debt to EBITDA.

The Credit Facility is collateralized by substantially all of our assets, and also contains financial covenants as defined in the agreement. These covenants include (i) a minimum fixed-charge coverage-ratio of not less than 1.50 : 1.00; (ii) a maximum total debt to EBITDA ratio of not more than 2.25 : 1.00 through June 30, 2008, and 1.75 : 1.00 from September 30, 2008 thereafter; and (iii) a minimum trailing twelve-month EBITDA of not less than $57 million for the quarter ended September 30, 2007, and $60 million for each quarter thereafter.  The trailing twelve-month EBIDTA, as computed under the Credit Facility, was $60.2 million as of December 31, 2008. As of December 31, 2008, we are in compliance with the loan covenants. However, we will need to generate a minimum of $16.8 million in EBITDA in the March 2009 fiscal quarter if we are to remain in compliance with the EBITDA covenant (assuming no prior waiver or modification of such covenant).

If the Company is able to achieve its operating objectives in the March 2009 quarter, we believe the Company will remain in compliance with the financial covenants. Our operating objectives for the quarter include maintaining current levels of recurring revenue as well as the successful sale of Class III gaming equipment and recognition of related revenue from such sales. Given current economic conditions and the inherent uncertainty surrounding the timing of Class III gaming equipment and related revenue recognition, we believe there is significant risk that we will not meet our operating objectives for the quarter. If the Company’s performance does not meet current objectives, we may not meet the EBITDA covenant, among others (See Risk Factors – “Our Credit Facility contains covenants that limit our ability to finance future operations or capital needs, or to engage in other business activities”).

The Credit Facility requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in our businesses). In the second quarter of 2008, we made a mandatory prepayment of the term loan in the amount of $4.5 million due to an early prepayment of a development agreement note receivable. As of December 31, 2008, the Credit Facility had availability of $48.1 million, subject to covenant restrictions.

The Credit Facility also required that we enter into hedging arrangements covering at least $50 million of the term loan for a three-year period by June 1, 2008. Therefore, on May 29, 2008, we purchased, for $390,000, an interest rate cap (5% cap rate) covering $50 million of the term loan. We account for this hedge in accordance with Statement of Financial Accounting Standards No. 133, or SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet, at their respective fair values. We record changes on a mark to market basis reflecting these changes through interest expense in the statement of operations. The fair value of this hedge was approximately $20,000 at December 31, 2008.

Stock-Based Compensation

At December 31, 2008, we had approximately 6.8 million options outstanding, with exercise prices ranging from $1.00 to $18.71 per share. At December 31, 2008, approximately 3.8 million of the outstanding options were exercisable.

During the three months ended December 31, 2008, options to purchase 277,000  shares of common stock were granted and we issued 33,821 shares of common stock as a result of stock option exercises with an average exercise price of $1.21.

SEASONALITY

We believe our operations are not materially affected by seasonal factors, although we have experienced fluctuations in our revenues from period to period.

CONTINGENCIES

For information regarding contingencies, see “Item 1. Condensed Financial Statements – Note 8 - Commitments and Contingencies” and “PART II – Item 1. Legal Proceedings.”

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

Our Credit Facility provides us with additional liquidity to meet our short-term financing needs, as further described under “Item 1. Condensed Financial Statements - Note 6 – Credit Facility, Long-Term Debt and Capital Leases.” Pursuant to our Revolving Credit Facility, we may currently borrow up to a total of $143.0 million, and our availability as of December 31, 2008, is $48.1 million, subject to covenant restrictions.

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

The Credit Facility also required that we enter into hedging arrangements covering at least $50 million of the term loan for a three-year period. On May 29, 2008, we purchased, for $390,000, an interest rate cap (5% cap rate) covering $50 million of the term loan. To the extent that Libor rates do not exceed the 5% cap rate, we estimate that a hypothetical increase of 100 basis points in interest rates would increase our annual interest expense by approximately $950,000, based on our variable debt outstanding of $94.1 million as of December 31, 2008.

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

Evaluation of Disclosure Control and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2008.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the first quarter of fiscal 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to conduct our existing traditional business, expand operations, develop and distribute new products, games and systems, and expand into new gaming markets is subject to significant federal, state, local, Native American, and foreign regulations. Specifically, our company and its officers, directors, key employees, major shareholders, and products, games and systems are subject to licenses, findings of suitability, registrations, permits or approvals necessary for the operation of our gaming activities.

We have received licenses, findings of suitability, registrations, permits or approvals from a number of state, local, Native American, and foreign gaming regulatory authorities. Our tribal customers are empowered to develop their own licensing procedures and requirements, and we currently have limited, if any, information regarding the ultimate process or expenses involved with securing or maintaining licensure by the tribes. Moreover, tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within the tribe.

We may require new licenses, permits and approvals in the future, and such licenses, permits or approvals may not be granted to us. Obtaining and maintaining all required licenses, findings of suitability, registrations, permits or approvals is time consuming and expensive. The suspension, revocation, nonrenewal or limitation of any of our licenses would have a material adverse effect on our business operations, financial condition and results of operations.

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

Historically, we have derived most of our revenue from the placement of Class II player terminals and systems for gaming activities conducted on Native American lands. These activities are subject to federal regulation under the Gambling Devices Act, 15 U.S.C. § 1171, et seq (“Johnson Act”), the Indian Gaming Regulatory Act of 1988 (“IGRA”), the National Indian Gaming Commission (“NIGC”), and the regulatory requirements of various tribal gaming commissions. The Johnson Act broadly defines “gambling devices” to include any “machine or mechanical device” designed and manufactured “primarily” for use in connection with gambling, and that, when operated, delivers money or other property to a player “as the result of the application of an element of chance.” A government agency or court that literally applied this definition, and did not give effect to subsequent congressional legislation or to certain regulatory interpretations or judicial decisions, could determine that the manufacture and use of our electronic player terminals, and perhaps other key components of our Class II gaming systems that rely to some extent upon electronic equipment to run a game, constitute Class III gaming and, in the absence of a tribal-state compact, are illegal. Our tribal customers could be subject to significant fines and penalties if it is ultimately determined they are offering an illegal game, and an adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for our business, operating results and prospects. Other government enforcement, regulatory action, judicial decisions, proposed legislative action, rumors that have in the past and will continue to affect our business, operating results and prospects, include but are not limited to:

▪
proposed legislation that would classify electronic technologic aids used by Native American tribes in Class II games, such as bingo, as gambling devices, or require certification by the NIGC of the Class II technologic aids;

▪	proposed legislation that would authorize the NIGC to promulgate regulations regarding the use of technologic aids;

▪
proposed rules by the NIGC concerning classification standards to distinguish between Class II games played with technologic aids and Class III facsimiles of games of chance, a revision of the definition of “electronic or electromechanical facsimile”;

▪	proposed legislation or rules that would allow the NIGC authority to review contracts between Native American tribes and their suppliers;

▪
government enforcement, regulatory action, judicial decisions, or the prospects of rumors involving any of our games which have not been reviewed or approved as legal Class II games by the NIGC (inclusive but not limited to our games placed in both Charitable Bingo and International Bingo markets);

▪
contractual and regulatory interpretations and enforcement actions by state regulators or courts with regard to compacts between the state and various tribes, including but not limited to tribes with compacts in the states of Washington and Oklahoma;

▪	adverse rulings regarding game classification by state or federal courts;

▪	adverse regulatory decisions by tribal gaming commissions;

▪
lack of regulatory or judicial enforcement action. In particular, we believe we have lost, and could continue to lose, market share to competitors who offer games that do not appear to comply with published regulatory restrictions on Class II games, and thereby offer features not available in our products;

▪	the use of sovereign immunity by the tribes to interfere with our ability to enforce our contractual rights on Native American land;

▪	new laws and regulations relating to Native American gaming that may be enacted, and existing laws and regulations that could be amended or reinterpreted in a manner adverse to our business;

▪
investigations by the Inspector General for the Department of the Interior and the Acting General Counsel for the NIGC into the practice of certain tribes conducting gaming on land originally acquired in trust for non-gaming purposes; and

▪
a determination by the NIGC that our development agreements, either by themselves or when taken together with other agreements demonstrate a proprietary interest by us in a tribe’s gaming activity. Management contracts are subject to additional regulatory requirements and oversight, including preapproval by the NIGC, that could delay our providing products and services to customers, as well as divert customers to our competitors.

All of the above risk factors could result in significant and immediate adverse impacts on our business and operating results. Additionally, each of the above described risk factors increases the cost of doing business and could take our executives’ attention away from operations. The trading price of our common stock has in the past and may in the future be subject to significant fluctuations based upon market perceptions of the legal status of our products and our ability to compete in the Native American markets. Regulatory action against our customers or equipment in these or in other markets could result in machine seizures and significant revenue disruptions, among other adverse consequences. Moreover, tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within the tribe. Changes in tribal leadership or tribal political pressure can affect our business relationships within Native American markets.

The ultimate outcome of pending litigation is uncertain.

We are involved in a number of commercial and intellectual property litigation matters. Current estimates of loss regarding pending litigation may not be reflective of any particular final outcome. The results of rulings, judgments or settlements of pending litigation may result in financial liability that is materially higher than what management has estimated at this time. We make no assurances that we will not be subject to liability with respect to current or future litigation. We maintain various forms of insurance coverage. However, substantial rulings, judgments or settlements could exceed the amount of insurance coverage (or any cost allocation agreement with an insurance carrier), or could be excluded under the terms of an existing insurance policy. Additionally, failure to secure favorable outcomes in pending litigation could result in adverse consequences to our business, operating results and/or overall financial condition (including without limitation, possible adverse effects on compliance with the terms of our Credit Facility).

We may have difficulty enforcing contractual rights on Native American land.

Federally recognized Native American tribes are independent governments, subordinate to the United States, with sovereign powers, except as those powers may have been limited by treaty or by the United States Congress. The power of Native Americans tribes to enact their own laws and to regulate gaming operations and contracts is an exercise of Native American sovereignty, as recognized by IGRA. Native American tribes maintain their own governmental systems and often their own judicial systems. Native American tribes have the right to tax persons and enterprises conducting business on Native American lands, and also have the right to require licenses and to impose other forms of regulation and regulatory fees on persons and businesses operating on their lands.

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

Native American tribes generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States. In order to sue a Native American tribe (or an agency or instrumentality of a Native American tribe), the tribe must have effectively waived its sovereign immunity with respect to the matter in dispute.

Our contracts with some Native American customers include a limited waiver of each tribe’s sovereign immunity, and generally provide that any dispute regarding interpretation, performance or enforcement shall be submitted to, and resolved by, arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and that any award, determination, order or relief resulting from such arbitration is binding and may be entered in any court having jurisdiction. However, in some instances, there is no limited waiver of sovereign immunity. Our largest customer, who accounts for over 46% of our revenue, has not given us a limited waiver of sovereign immunity. In the instances where tribes have not waived sovereign immunity, or in the event that a limited waiver of sovereign immunity is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a tribe. These rights and remedies include, but are not limited to, our right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract.

If a Native American tribe has effectively waived its sovereign immunity, there exists an issue as to the forum in which a lawsuit can be brought against the tribe. Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native Americans. In addition, contractual provisions that purport to grant jurisdiction to a federal court are not effective. Federal courts may have jurisdiction if a federal question is raised by the lawsuit, which is unlikely in a typical contract dispute. Diversity of citizenship, another common basis for federal court jurisdiction, is not generally present in a lawsuit against a tribe, because a Native American tribe is not considered a citizen of any state. Accordingly, in most commercial disputes with tribes, the jurisdiction of the federal courts may be difficult or impossible to obtain. We may be unable to enforce any arbitration decision effectively.

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

The operating and financial restrictions and covenants in our debt agreements, including the Credit Facility, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our Credit Facility requires us to maintain a minimum EBITDA of $60 million on a trailing 12 month basis, a total debt to EBITDA leverage ratio of no more than 1.75:1.00 and a minimum fixed charge coverage ratio of at least 1.5:1.0. The Credit Facility contains certain covenants that, among other things, restrict our ability as well as our restricted subsidiaries’ ability to:

▪	incur additional indebtedness, assume a guarantee or issue preferred stock;

▪	pay dividends or make other equity distributions or payments to or affecting our subsidiaries;

▪	purchase treasury stock;

▪	make certain investments;

▪	create liens;

▪	sell or dispose of assets or engage in mergers or consolidations;

▪	engage in certain transactions with subsidiaries and affiliates; and

▪	enter into sale leaseback transactions.

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

Our expansion into international gaming markets will present new challenges and risks that could adversely affect our business or results of operations.

We have only recently begun to develop international business, and we realized revenue from the sale of an Electronic Instant Lottery System to the Israel National Lottery during fiscal 2006 and from contracts to supply Electronic Bingo Terminals to casinos in Mexico during fiscal years 2006, 2007, and 2008. Neither our transactions in Israel nor in Mexico have been profitable to date or are currently profitable, and may not lead to future profitable business. To date, we do not have as many permanent facilities opened in Mexico as we originally projected, and the hold per day in certain of the open facilities in Mexico has not met our original expectations. There can be no assurances that our games will gain market acceptance in Mexico, additional facilities will open in Mexico, or that the hold per day will increase in those facilities in Mexico currently not meeting our expectations. International transactions are subject to various risks, including but not limited to:

▪	currency fluctuations;

▪	higher operating costs due to local laws or regulations;

▪	unexpected changes in regulatory requirements;

▪	tariffs and other trade barriers;

▪	costs and risks of localizing products for foreign countries;

▪	difficulties in staffing and managing geographically disparate operations;

▪	greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;

▪	challenges negotiating and enforcing contractual provisions;

▪	repatriation of earnings; and

▪	anti-American sentiment due to the war in Iraq and other American policies that may be unpopular in certain regions, particularly in the Middle East.

Interpretations of federal regulations by governmental agencies may affect our business.

We may face regulatory risks as a result of interpretations of other federal regulations, such as banking regulations, as applied to our gaming systems. We may be required to make changes to our games to comply with such regulations, with attendant costs and delays that could adversely affect our business. Specifically, the IRS is conducting a Bank Secrecy Act audit at one of the tribal casinos, and the NIGC has deferred a determination of whether the tribal gaming operations are in compliance with 25 C.F.R. § 542.3(c)(2) until the IRS audit is completed.

We may be unable to develop, enhance or introduce successful gaming systems and games.

We may be unable to successfully and cost effectively develop and introduce new and enhanced gaming systems, games and content that will be widely accepted both by our customers and their end users. Additionally, we may be unable to enhance existing products in a timely manner in response to changing regulatory, legal or market conditions or customer requirements, or new products or new versions of our existing products may not achieve market acceptance. A decrease in demand for our games could also result in an increase in our inventory obsolescence charges.

We have limited control over our customers’ casino operations.

Collectively our senior management has decades of successful experience in gaming operations. Where appropriate, we seek to provide assistance to our key customers in the form of project management, with a focus on facility layout and planning, gaming floor configuration and customized marketing and promotional initiatives. However, our key customers are solely responsible for the operations of their facilities. Our key customers may not take our advice on their operations, marketing, facility layout, gaming floor configuration, or promotional initiatives. To the extent that our machines are not a part of an optimized facility layout or gaming floor configuration, or to the extent that our machines are not supported by effective marketing or promotional initiatives, our operating results could suffer.

We are dependent upon a few customers who are based in Oklahoma.

For the three months ended December 31, 2008 and 2007, approximately 68% and 57%, respectively, of our gaming revenues were from Native American tribes located in Oklahoma, and approximately 46% and 40%, respectively, of our gaming revenues were from one tribe in that state. The significant concentration of our customers in Oklahoma means that local economic changes may adversely affect our customers, and therefore our business, disproportionately to changes in national economic conditions, including more sudden adverse economic declines or slower economic recovery from prior declines. The loss of any of our Oklahoma tribes as customers would have a material and adverse effect upon our financial condition and results of operations. In addition, the legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe have avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. The legislation allows for other types of gaming, both at tribal gaming facilities and at Oklahoma racetracks. The loss of significant market share to these new gaming opportunities or the increased presence of our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.

We believe the introduction of more aggressive instant bingo machines, with characteristics of traditional slot machines, into the Oklahoma market, has adversely affected our operating results and market position in that state and may continue to do so in the future.

State compacts with our existing Native American customers to allow Class III gaming could reduce demand for our Class II games.

As our Class II tribal customers enter into compacts with the states in which they operate, allowing the tribes to offer Class III games, we believe the number of our game machine placements in those customers’ facilities could decline significantly, and our operating results could be materially and adversely affected. As our tribal customers make the transition to gaming under compacts with the state, we believe there will be significant uncertainty in the market for our games that will make our business more difficult to manage or predict.

As a result, we anticipate further pressure on our market and revenue share percentages in Oklahoma or the market could shift from revenue share arrangements to a “for sale” model. We believe the establishment of state compacts depends on a number of political, social, and economic factors that are inherently difficult to ascertain. Accordingly, although we attempt to closely monitor state legislative developments that could affect our business, we may not be able to timely predict when or if a compact could be entered into by one or more of our tribal customers.

We may not realize satisfactory returns on money lent to new and existing customers to develop or expand gaming facilities.

We enter into development agreements to provide financing for construction or remodeling of gaming facilities, primarily in the state of Oklahoma. Under our development agreements, we secure a long-term revenue share percentage and a fixed number of player terminal placements in the facility, in exchange for development and construction funding. However, we may not realize the anticipated benefits of any of these strategic relationships or financing. In connection with one or more of these transactions, and to obtain the necessary development funds, we may issue additional equity securities which would dilute existing stockholders; extend secured and unsecured credit to potential or existing tribal customers that may not be repaid; incur debt on terms unfavorable to us or that we are unable to repay; and incur contingent liabilities.

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

The NIGC has expressed its view that our development agreements violate the requirements of IGRA and tribal gaming regulations, which state that the Native American tribes must hold “sole proprietary interest” in the tribes’ gaming operations, which presents additional risks for our business (See “Risk Factors – Our ability to effectively compete in Native American gaming markets is vulnerable to legal and regulatory uncertainties.”)

In the past we have, and in the future we expect to, reduce our floor space in certain of our Class II facilities as a result of ongoing competitive pressures faced by our customers from alternative gaming facilities and faced by our machines from competitors’ products. In addition, future NIGC decisions could affect our ability to place our games with these tribes.

Our industry is intensely competitive.

We operate in an intensely competitive industry against larger companies with significant financial, research design and development, and marketing resources. These larger companies are aggressively competing against us in our core business operations, including but not limited to, charity bingo, lottery, Class II, Class III, and international bingo markets. Additionally, new smaller competitors may enter our traditional markets. The increased competition will intensify pressure on our pricing model. We expect to face increased competition as we attempt to enter new markets and new geographical locations. In the future, gaming providers will compete on the basis of price as well as the entertainment value and technological superiority of their products.

Other members of our industry may independently develop games similar to our games, and competitors may introduce noncompliant games that unfairly compete in certain markets due to uneven regulatory enforcement policies.

Additionally, our customers compete with other providers of entertainment for their end user’s entertainment budget. Consequently, our customers might not be able to spend new capital on acquiring gaming equipment. Moreover, our customers might reduce their utilization of revenue share agreements.

We may not be able to successfully implement new sales strategies.

As we attempt to generate new streams of revenue by selling Class III units to new customers we may have difficulty implementing an effective sales strategy. Our failure to successfully implement an effective sales strategy could result in our future operating results to vary materially from what management has forecast.

We may not be successful in protecting our intellectual property rights, or avoiding claims that we are infringing upon the intellectual property rights of others.

We rely upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect our proprietary rights and technology, but these laws and contractual provisions provide only limited protection. We rely to a greater extent upon proprietary know-how and continuing technological innovation to maintain our competitive position. Insofar as we rely on trade secrets, unpatented know-how and innovation, others may be able to independently develop similar technology, or our secrecy could be breached. The issuance of a patent to us does not necessarily mean that our technology does not infringe upon the intellectual property rights of others. As we enter into new markets by leveraging our existing technology, and by developing new technology and new products, it becomes more and more likely that we will become subject to infringement claims from other parties. We are currently involved in several patent disputes. See ”Part I – Item I. Condensed Financial Statements – Note 8 – Commitments and Contingencies.” Problems with patents or other rights could increase the cost of our products, or delay or preclude new product development and commercialization. If infringement claims against us are valid, we may seek licenses that might not be available to us on acceptable terms or at all. Litigation would be costly and time consuming, but may become necessary to protect our proprietary rights or to defend against infringement claims. We could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others or in asserting claims against others. We cannot guarantee that our intellectual property will provide us with a competitive advantage or that it will not be circumvented by our competitors.

We rely on software licensed from third parties, and on technology provided by third-party vendors, the loss of which could increase our costs and delay deployment or suspend development of our gaming systems and player terminals.

We integrate various third-party software products as components of our software. Our business would be disrupted if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our software to function with alternate third-party software, or to develop these components ourselves, which would result in increased costs and could result in delays in our deployment of our gaming systems and player terminals. Furthermore, we might be forced to limit the features available in our current or future software offerings.

Our Manufacturing and License Agreement with WMS Gaming, Inc., which was originally entered into on May 17, 2004 and amended and restated on June 29, 2005 (the “Agreement”), will expire under operation of its terms on June 30, 2009. The Agreement enabled us to distribute, at a discount, WMS licensed products (i) on an exclusive (except as to WMS) basis in the Class II and Class III Native American market in Oklahoma; (ii) on a limited exclusive basis (except as to WMS and subject to WMS’ existing commitments) in the Class II Native American market in North America, the pull tab and Class II-style bingo market in Mexico, and in the Charity markets in Alabama; and (iii) on a non exclusive basis for the Class III market in Washington. Although we may exercise certain sell-off rights in Oklahoma and Mexico, after June 30, 2009, we may continue to distribute WMS products, but without the benefits of a contractual discount or a grant of exclusivity.

We rely on the content of certain software that we license from third-party vendors. The software could contain bugs that could have an impact on our business.

We also rely on the technology of third-party vendors, such as telecommunication providers, to operate our nationwide broadband telecommunications network. A serious or sustained disruption of the provision of these services could result in some of our player terminals being non-operational for the duration of the disruption, which would reduce over-all revenue from those player terminals.

We do not rely upon the term of our customer contracts to retain the business of our customers.

Our contracts with our customers are on a year-to-year or multi-year basis. Except for customers with whom we have entered into development agreements, we do not rely upon the stated term of our customer contracts to retain the business of our customers, as often noncontractual considerations unique to doing business in the Native American market override strict adherence to contractual provisions. We rely instead upon providing competitively superior player terminals, games and systems to give our customers the incentive to continue doing business with us. At any point in time, a significant portion of our business is subject to nonrenewal, which may materially and adversely affect our earnings, financial condition and cash flows.

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

Certain of our contracts with our Native American customers relating to our Legacy and Reel Time Bingo system games provide that our customers receive, on a daily basis, an agreed percentage of gross gaming revenues based upon an assumed level of prize payouts, rather than the actual level of prize payouts. This arrangement can result in our paying our customers amounts greater than our customers’ percentage share of the actual hold per day. In addition, because the prizes awarded in our games are based upon assumptions as to the number of players in each game and statistical assumptions as to the frequency of winners, we may experience on any day, or over short periods of time, a “game deficit,” where the aggregate amount of prizes paid exceeds aggregate game revenues. If we have to make any excess payments to customers, or experience a game deficit over any statistically relevant period of time, we are contractually entitled to adjust the rates of prize payout to end users in order to recover any deficit. In the future, we may miscalculate our statistical assumptions, or for other reasons we may experience abnormally high rates of jackpot prize wins, which could materially and adversely affect our cash flow on a temporary or long-term basis, and which could materially and adversely affect our earnings and financial condition.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We must annually evaluate our internal procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management and auditors to assess the effectiveness of internal controls. If we fail to remedy or maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation.

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

The integrity and security of our gaming systems are critical to our ability to attract customers and players. We strive to set exacting standards of personal integrity for our employees and for system security involving the gaming systems that we provide to our customers. Our reputation in this regard is an important factor in our business dealings with our current and potential customers. For this reason, an allegation or a finding of improper conduct on our part or on the part of one or more of our employees that is attributable to us, or of an actual or alleged system security defect or failure attributable to us could have a material adverse effect upon our business, financial condition, results and prospects, including our ability to retain existing contracts or obtain new or renewed contracts.

Our games and systems may experience loss based on malfunctions, anomalies or fraudulent activities.

Our games and systems could produce false payouts as the result of malfunctions, anomalies or fraudulent activities. We depend on our security precautions to prevent fraud. We depend on regulatory safeguards, which may not be available in all jurisdictions or markets, to protect us against jackpots awarded as a result of malfunctions, anomalies or fraudulent activities. There can be no guarantee that regulatory safeguards, in jurisdictions or markets were they do exist, will be sufficient to protect us from liabilities associated with malfunctions, anomalies or fraudulent activities.

The occurrence of malfunctions, anomalies or fraudulent activities could result in litigation against us by our customers based on lost revenue or other claims based in tort or breach of contract. Moreover, these occurrences could result in investigations or disciplinary actions by applicable gaming regulators.

Any disruption in our network or telecommunications services, or adverse weather conditions in the areas in which we operate could affect our ability to operate our games, which would result in reduced revenues and customer down time.

Our network is susceptible to outages due to fire, floods, power loss, break-ins, cyberattacks and similar events. We have multiple site back-up for our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses and break-ins. Similar disruptions from unauthorized tampering with our computer systems in any such event could have a material adverse effect on our business, operating results and financial condition.

Adverse weather conditions, particularly flooding, tornadoes, heavy snowfall and other extreme weather conditions often deter our end users from traveling, or make it difficult for them to frequent the sites where our games are installed. If any of those sites experienced prolonged adverse weather conditions, or if the sites in Oklahoma, where a significant number of our games are installed, simultaneously experienced adverse weather conditions, our results of operations and financial condition would be materially and adversely affected.

In addition, our agreement with the New York State Division of the Lottery permits termination of the contract at any time for failure by us or our system to perform properly. Failure to perform under this contract or similar contracts could result in substantial monetary damages, as well as contract termination.

In addition, we enter into certain agreements that could require us to pay damages resulting from loss of revenues if our systems are not properly functioning, or as a result of a system malfunction or an inaccurate pay table.

Worsening economic conditions may adversely affect our business.

The demand for entertainment and leisure activities tends to be highly sensitive to consumers’ disposable incomes, and thus a decline in general economic conditions or an increase in gasoline prices may lead to our end users having less discretionary income with which to wager. This situation could cause a reduction in our revenues and have a material adverse effect on our operating results. The gaming industry is currently experiencing a period of reduced demand. If, as a result of deteriorating economic conditions, fewer people gamble in our customers' facilities, or if amounts spent per person in our customers' facilities are reduced from historical levels, our business could be materially and adversely affected.

Additionally, a decline in general economic conditions might negatively impact our customers’ abilities to pay us in a timely fashion. Our customers’ failures to make timely payments could result in an increase in our bad debt provision.

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

We have excess player stations not deployed at December 31, 2008, which were intended to be deployed at facilities in Mexico. If the opening of facilities is altered negatively, either by significant delay, or by cancellation, the realizable value of these assets could be reduced. In such instances we may be required to recognize increased expense on our income statement related to the impairment of these assets.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 9, 2009	Multimedia Games, Inc.

	By:	/s/ Randy S. Cieslewicz†
Randy S. Cieslewicz
Chief Financial Officer

†Mr. Cieslewicz is signing as an authorized officer and as our Principal Financial Officer and Principal Accounting Officer.

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION
3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Amendment to Articles of Incorporation	(2)
3.3	Second Amended and Restated Bylaws, as Amended	(3)
10.1	First Amendment to Anthony M. Sanfilippo Executive Employment Agreement	(4)
10.2	First Amendment to Uri L. Clinton Executive Employment Agreement	(4)
10.3	First Amendment to Virginia E. Shanks Executive Employment Agreement	(4)
10.4	First Amendment to Patrick J. Ramsey Executive Employment Agreement	(4)
31.1	Certification of Principal Executive Officer,
	pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)
31.2	Certification of Principal Accounting Officer,
	pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)
32.1	Certification as required by Section 906 of the Sarbanes Oxley Act of 2002	(*)

(1)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission, or SEC, for the quarter ended March 31, 1997.
(2)	Incorporated by reference to our Form 10-Q filed with the SEC for the quarter ended December 31, 2003.
(3)	Incorporated by reference to our Form 10-K filed with the SEC on December 15, 2008.
(4)	Filed herewith. Executive Employment Agreement Amendments executed to comply with Section 409A of the United States Internal Revenue Code.
(*)	Filed herewith.