Form 10-K/A
period 2008-09-30
MULTIMEDIA GAMES INC
filed 2009-03-06
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A

Amendment No. 2
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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Multimedia Games, Inc. (the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended September 30, 2008 (the “Original Report”), as filed with the Securities and Exchange Commission on December 15, 2008 (the “Original Filing Date”), as amended by Amendment No. 1 on Form 10-K/A as filed with the Securities and Exchange Commission on January 29, 2009 (“Amendment No. 1”), for the purposes of:

▪	Correcting an error in Section 16(a) Beneficial Ownership Reporting Compliance in Item 10 of Part III of Amendment No. 1;

▪	Revising the number of times the Compensation Committee met in the fiscal year ended September 30, 2008 in Item 11 of Part III of Amendment No. 1;

▪	Modifying the discussion of potential bonuses for fiscal year 2009 in Item 11 of Part III of Amendment No. 1; and

▪	Revising the Beneficial Ownership Table included in Item 12 of Part III of Amendment No. 1.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are filing new certifications by the Company’s Principal Executive Officer and Principal Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Form 10-K/A under Item 15. Because no financial statements are contained within this Amendment No. 2, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Anthony M. Sanfilippo joined Multimedia Games as Chief Executive Officer in June 2008. Mr. Sanfilippo brings to Multimedia Games more than 20 years' experience with Harrah's Entertainment, Inc. (Harrah’s), the world's largest casino company and a provider of branded casino entertainment. While at Harrah’s, Mr. Sanfilippo served as President of both the Western Division (2003 – 2004) and the Central Division (1997 – 2002 and 2004 – 2007), overseeing the operations of more than two dozen casino and casino-hotel destinations. Mr. Sanfilippo was also part of the senior management team that led the successful integration of numerous gaming companies acquired by Harrah's, including Jack Binion's Horseshoe Casinos, the Grand Casino & Hotel brand, Players International, and Louisiana Downs Racetrack. In addition to his duties as divisional President, Mr. Sanfilippo was also President and Chief Operating Officer for Harrah's New Orleans and a member of the Board of Directors of Jazz Casino Corporation prior to its acquisition by Harrah's. Mr. Sanfilippo has directed tribal gaming operations in Arizona, California and Kansas, and has held gaming licenses in most states that offer legalized gambling.

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

Virginia (Ginny) E. Shanks joined us as Chief Marketing Officer in July 2008. Ms. Shanks brings to Multimedia Games more than 25 years of marketing experience in gaming entertainment, most recently as Senior Vice President of Brand Management for Harrah's Entertainment, Inc., the world's largest casino company and provider of branded casino entertainment. During her time with Harrah's Entertainment, Ms. Shanks was responsible for maximizing the value of the company's key strategic brands – Caesars, Harrah's, and Horseshoe Casinos; the Total Rewards player loyalty program; and the World Series of Poker. In addition to setting overall corporate brand strategy, Ms. Shanks oversaw sports and entertainment marketing, strategic alliances, consumer insights, public relations, and nationwide casino promotions. Ms. Shanks holds a Bachelor of Science degree from University of Nevada-Reno.

Uri L. Clinton joined us as General Counsel and Secretary in August 2008. Mr. Clinton serves as chief legal counsel for all business operations, corporate governance, regulatory compliance and licensing in the Legal Affairs Department. Mr. Clinton's professional experience includes more than 10 years of business and legal experience including six years in the Law Department at Harrah's Entertainment, Inc. (August 2002 – August 2008), most recently serving as Vice President of Legal Affairs for its Central Division. In that capacity and in earlier positions, Mr. Clinton served as business operations and regulatory compliance legal counsel for more than 13 casino/hotels located in seven Native American and commercial gaming jurisdictions. Additionally, Mr. Clinton served as lead counsel for several of Harrah's enterprise-wide departments and initiatives, including its National Casino Marketing Air Charter program, Risk Management Department, Corporate Diversity, and the 2004 integration of several Horseshoe branded casinos into the Harrah's corporate structure. Mr. Clinton received a B.A. in Political Science from the University of Nevada-Las Vegas in 1994, a Juris Doctorate from Gonzaga University School of Law in 1997, and an MBA from the Vanderbilt University Owen Graduate School of Management in 2007.

Mick D. Roemer became our Senior Vice President of Sales in January 2009, bringing more than 25 years of gaming equipment sales and marketing experience to the Company. Since 2007, Mr. Roemer has consulted with gaming companies in the areas of game content, intellectual property, and sales and marketing planning, and has worked in an advisory capacity with Multimedia Games since May 2008 in support of the Company’s efforts to expand its penetration into the Class III gaming market. Prior to 2007, Mr. Roemer served as Senior Vice President of Sales, Marketing and Product Development for Bally Technologies, contributing to Bally’s significant increase in market share with gaming units shipped growing from fewer than 9,000 units in 2000 to more than 22,000 units in 2007. Mr. Roemer also previously served as Vice President of Marketing for International Gaming Technologies (IGT), Vice President of Sales for Powerhouse/VLC and Senior Vice President and General Manager of Anchor Gaming. Mr. Roemer holds a B.S. in Marketing from Oklahoma State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, the executive officers, and persons who hold more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934 which requires them to file reports with respect to their ownership of the common stock and their transactions in such common stock. Based upon the copies of Section 16(a) reports which we prepared or for which we received from such persons for their fiscal year 2008 transactions in the common stock and their common stock holdings, we believe that all reporting requirements under Section 16(a) for such fiscal year were met in a timely manner by our directors, executive officers and greater than ten percent beneficial owners, except Mr. Clinton filed a Form 4 on August 25, 2008 reporting a transaction that occurred on August 16, 2008.

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

For the purposes of this Compensation Discussion and Analysis, the capitalized term “Named Executive Officers” (or “NEOs”) refers to the executives who are named in the Summary Compensation Table below. Included among the NEOs are Messrs. Clifton E. Lind, Gary L. Loebig, P. Howard Chalmers and Scott A. Zinnecker. Mr. Lind served as our President and Chief Executive Officer until his resignation from such offices and as a director of the Company effective March 31, 2008. Mr. Lind remained an employee of the Company following his resignation as an executive officer and director of the Company until his termination from the Company effective May 1, 2008. Mr. Loebig served as our Interim President and Chief Executive Officer from March 31, 2008, until the hiring of Mr. Sanfilippo, effective June 15, 2008. Mr. Loebig remained an employee of the Company until his resignation from the Company effective September 19, 2008. Mr. Chalmers served as our Senior Vice President of Planning and Corporate Communications until August 31, 2008 when his role and responsibilities were revised such that he was no longer an executive officer; Mr. Chalmers remained an employee of the Company until his termination effective December 31, 2008. Mr. Zinnecker served in various roles with the Company until his termination effective September 30, 2008; most recently, he held the role of Executive Vice President and Acting Chief Operating Officer.

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

Compensation Committee. The Company’s Board of Directors established the Compensation Committee in 1996 at the time of our initial public offering. The Compensation Committee operates pursuant to a charter, which is available on the “Investor Relations” page of the Company’s website at www.multimediagames.com. As stated in the charter, the purpose of the Compensation Committee is to discharge the Board’s responsibilities relating to compensation and benefits of the Company’s executive officers and directors. The current members of the Compensation Committee are Messrs. Jenkins (Chairman), Pearlman and Winkelman, who are each “independent” directors, as required by Nasdaq Marketplace Rules. The Compensation Committee convened seven times during fiscal year 2008 to discuss Company compensation programs and issues. The Compensation Committee also took action by written consent twice during the fiscal year ended September 30, 2008.

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

The following table summarizes the base salaries for each of the Named Executive Officers during the fiscal year ended September 30, 2008:

Name	Annual Base Salary Effective 10/01/2007	Adjustments	Annual Base Salary Effective 09/30/2008
Anthony M. Sanfilippo (1)	—	—	$450,000
Gary L. Loebig (2)	$194,250	—	—
Clifton E. Lind (2)	$450,000	—	—
Randy S. Cieslewicz (3)	$212,500	$22,500 (+10.6%)	$235,000
P. Howard Chalmers (4)	$189,000	$(75,600) (-40.0%)	$113,400
Scott A. Zinnecker (2)	$189,000	—	—

(1)	Mr. Sanfilippo was hired as President, Chief Executive Officer and a director the Company effective June 15, 2008. Additional details regarding the terms of his employment are provided below.
(2)	Messrs. Loebig, Lind and Zinnecker each terminated their employment with the Company on or before September 30, 2008.
(3)	Mr. Cieslewicz received a market-based adjustment to his salary effective July 28, 2008. On December 1, 2008, Mr. Cieslewicz resigned from the Company effective February 15, 2009.
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

With the hiring of several new executive officers during fiscal year 2008, the Company is implementing a new annual incentive approach. Under this approach, each of the Executive Officers is assigned a target annual bonus opportunity, expressed as a percentage of the executive’s annual base salary. Subject to the achievement of pre-established performance targets, the Executives Officers may earn an annual incentive bonus award above or below the bonus target opportunity. The Compensation Committee determined that a target-based annual incentive approach would allow for greater alignment between annual bonus awards and Company performance than the previous approach. Specifically, the Compensation Committee believes that the proposed target-based annual incentive approach will facilitate the use of performance measures that are aligned with the creation of shareholder value, and thus provide a direct incentive for Executive Officers to perform.

We anticipate the Compensation Committee will evaluate potential annual incentive bonuses for fiscal year 2009 based on a number of factors, including but not limited to, achievement of operational goals, the Company’s EBITDA performance (EBITDA is defined as Earnings Before Interest, Taxes, Amortization, Depreciation and Accretion of Contract Rights) and EBITDA less capital expenditures, relative to predetermined targets.

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

The Company does not currently maintain required levels of stock ownership by the Executive Officers. The Company does have in place “Procedures and Guidelines Governing Securities Trades by Company Personnel,” in order to comply with federal and state securities laws governing (a) trading in Company securities while in the possession of “material nonpublic information” concerning the Company, and (b) tipping or disclosing material nonpublic information to outsiders. In order to prevent even the appearance of improper trading or tipping, the Company has adopted this policy for all of its directors, officers and employees, venture capital and other entities (such as trusts and corporations) over which such employees, officers or directors have or share voting or investment control and specially designated outsiders who have access to the Company’s material nonpublic information

Benefit Programs and Perquisites

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

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($) (2)	Option Expiration Date
Mr. Sanfilippo	6/15/08	1,300,000	—	4.6800	6/15/18
	Total	1,300,000	—
Mr. Loebig	3/21/01	20,000	—	2.3959	3/21/11
	3/21/01	19,102	—	2.3959	3/21/11
	9/21/01	8,436	—	3.7667	9/21/11
	9/21/01	141,564	—	3.7667	9/21/11
	3/25/05	37,500	12,500	7.6100	3/25/15
	7/14/08	—	23,643	3.5900	7/14/18
	7/14/08	—	56,357	3.5900	7/14/18
	Total	226,602	92,500
Mr. Lind	5/29/00	54,000	—	1.0000	5/29/10
	3/21/01	133,024	—	2.3959	3/21/11
	9/21/01	300,000	—	3.7667	9/21/11
	9/21/01	30,000	—	3.7667	9/21/11
	9/24/02	40,000	—	8.2750	9/24/12
	11/13/02	10,774	—	9.2800	11/13/12
	11/13/02	389,226	—	9.2800	11/13/12
	9/24/03	40,000	—	16.8125	9/24/13
	Total	997,024	—
Mr. Cieslewicz	1/24/02	70,000	—	10.1500	1/24/12
	3/25/05	3,125	3,125	7.6100	3/25/15
	8/4/05	7,500	3,750	9.9700	8/4/15
	4/6/07	3,304	20,324	11.7500	4/6/17
	4/6/07	21,696	54,676	11.7500	4/6/17
	7/14/08	—	15,000	3.5900	7/14/18
	7/14/08	—	65,000	3.5900	7/14/18
	Total	105,625	161,875
Mr. Chalmers	11/13/02	32,322	—	9.2800	11/13/12
	11/13/02	78,150	—	9.2800	11/13/12
	11/13/02	2,026	—	9.2800	11/13/12
	10/15/04	1	—	12.0950	10/15/14
	10/15/04	19,999	—	12.0950	10/15/14
	3/25/05	10,386	6,250	7.6100	3/25/15
	3/25/05	8,364	—	7.6100	3/25/15
	Total	151,248	6,250
Mr. Zinnecker	11/13/02	32,322	—	9.2800	11/13/12
	11/13/02	117,678	—	9.2800	11/13/12
	3/25/05	12,502	6,250	7.6100	3/25/15
	3/25/05	6,248	—	7.6100	3/25/15
	7/14/08	—	40,000	3.5900	7/14/18
	Total	168,750	46,250

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
John M. Winkelman

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Management and Certain Beneficial Owners

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of January 16, 2009 by (i) each person known by us to own beneficially more than 5% of the outstanding shares of our common stock, (ii) each director, (iii) each Named Executive Officer, and (iv) all of our directors and executive officers as a group:

Beneficial Owner(1)	Number of Shares Beneficially Owned	Percent of Class(2)
Royce & Associates, LLC	2,111,338(3)	7.9%
Baupost Group LLC/MA	2,037,552(4)	7.6%
Dolphin Limited Partnership III, L.P.	1,907,935(5)	7.1%
Dimensional Fund Advisors, Inc.	1,731,572(6)	6.5%
Epoch Investment Partners, Inc.	1,708,560(7)	6.4%
Magnetar Capital Partners LP	1,690,537(8)	6.3%
PAR Investment Partners, L.P.	1,455,356(9)	5.5%
Scoggin Worldwide Fund, Ltd.	1,436,275(10)	5.4%
Barclays Global Investors, NA.	1,430,637(11)	5.4%
Anthony M. Sanfilippo	1,600,000(12)	5.7%
Randy Cieslewicz	118,825(13)	*
Clifton E. Lind	997,024(14)	3.7%
Gary L. Loebig	227,602(15)	*
P. Howard Chalmers	151,248(16)	*
Scott Zinnecker	168,750(17)	*
Michael J. Maples, Sr.	97,500(18)	*
Robert D. Repass	192,500(19)	*
John M. Winkelman	240,000(20)	*
Neil E. Jenkins	20,000(21)	*
Emanuel R. Pearlman	43,891(22)
All executive officers and directors as a group (15 persons)	4,867,340(23)	15.6%

*	Represents beneficial ownership of less than one percent.

(1)	Unless otherwise noted, the address for all officers and directors is the address of our principal executive offices at 206 Wild Basin, Building B, Fourth Floor, Austin, Texas 78746.

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

(4)
Pursuant to Schedule 13G/A dated February 12, 2008, filed with the Securities and Exchange Commission, Baupost Group, LLC/MMA reported that as of December 31, 2007, it had sole voting power over 2,037,552 shares and sole dispositive power of 2,037,552 shares and that its address is 10 St. James Avenue, Suite 1700, Boston, Massachusetts, 02116.

(5)
Pursuant to Schedule 13D/A dated January 8, 2009, filed with the Securities and Exchange Commission, Dolphin Limited Partnership III, L.P. reported that as of December 26, 2008, it and certain related entities had shared voting power over 1,907,935 shares and shared dispositive power over 1,907,935 shares and that its address is 156 W. 56th Street, Suite 1203, New York, New York 10019.

(6)
Pursuant to Schedule 13G/A dated February 6, 2008, filed with the Securities and Exchange Commission, Dimensional Fund Advisors, Inc. reported that as of December 31, 2007, it had sole voting power over 1,731,572 shares and sole dispositive power over 1,731,572 shares and that its address is 1299 Ocean Avenue, Santa Monica, California 90401.

(7)
Pursuant to Schedule 13G dated February 14, 2008, filed with the Securities and Exchange Commission, Epoch Investment Partners, Inc. reported that as of December 31, 2007 it and certain related entities had shared voting power over 1,708,560 shares and shared dispositive power of 1,708,560 shares and that its address is 640 5th Avenue, 18th Floor, New York, New York 10019.

(8)
Pursuant to Schedule 13G/A dated February 13, 2008, filed with the Securities and Exchange Commission, Magnetar Capital Partners LP reported that as of December 31, 2007 it and certain related entities had shared voting power over 1,690,537 shares and shared dispositive power of 1,690,537 shares and that its address is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(9)
Pursuant to Schedule 13G/A dated February 14, 2008, filed with the Securities and Exchange Commission, PAR Investment Partners, L.P. reported that as of December 31, 2007, it had sole voting power over 1,455,356 shares and sole dispositive power of 1,455,356 shares and that its address is One International Place, Suite 2401, Boston, Massachusetts 02110.

(10)
Pursuant to Schedule 13G dated June 26, 2008 filed with the Securities and Exchange Commission, Scoggin Worldwide Fund, Ltd. reported that as of June 16, 2008, it had sole voting power over 1,436,275 shares and sole dispositive power over 1,436,275 shares and that its address was 3rd Floor, Harbour Centre; P.O. Box 1348; George Town, Grandy Cayman, Cayman Islands.

(11)
Pursuant to Schedule 13G dated February 5, 2008 filed with the Securities and Exchange Commission, Barclays Global Investors, NA. reported that as of December 31, 2007, it had sole voting power over 1,430,637 shares and sole dispositive power over 1,430,637shares and that its address was 45 Fremont Street, San Francisco, California 94105.

(12)	Consists of (i) 300,000 shares owned by Mr. Sanfilippo, and (ii) 1,300,000 shares issuable upon the exercise of stock options that are currently exercisable.

(13)	Consists of (i) 13,200 shares owned by Mr. Cieslewicz, and (ii) 105,625 shares issuable upon the exercise of stock options that are currently exercisable.

(14)
Consists of 997,024 shares issuable upon the exercise of options that are currently exercisable. Mr. Lind is no longer an employee of the Company and he has declined to disclose any information to the Company regarding his ownership of shares of Company common stock.

(15)	Consists of (i) 1,000 shares owned by Mr. Loebig, and (ii) 226,602 shares issuable upon the exercise of stock options that are currently exercisable.

(16)	Consists of 151,248 shares issuable upon the exercise of stock options that are currently exercisable.

(17)	Consists of 168,750 shares issuable upon the exercise of stock options that are currently exercisable.

(18)	Consists of (i) 30,000 shares owned by Mr. Maples, and (ii) 67,500 shares issuable upon the exercise of stock options that are currently exercisable.

(19)	Consists of 192,500 shares issuable upon the exercise of stock options that are currently exercisable.

(20)	Consists of (i) 20,000 shares owned by Mr. Winkelman, and (ii) 220,000 shares issuable upon the exercise of stock options that are currently exercisable.

(21)	Consists of 20,000 shares issuable upon the exercise of stock options that are currently exercisable.

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

(23)
Consists of (i) 374,200 shares owned, (ii) 23,891 shares owned indirectly, and (iii) 4,469,249 shares issuable upon the exercise of stock options that are currently exercisable. The number of shares beneficially owned by all executive officers and directors as a group does not include what Mr. Lind may own directly or indirectly. Items (i) and (ii) do not include what Mr. Lind may directly or indirectly own. Mr. Lind is no longer an employee of the Company and he has declined to disclose any information to the Company regarding his ownership of shares of Company common stock.

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

MULTIMEDIA GAMES, INC.
(Registrant)

By:	/s/	ADAM D. CHIBIB
Adam D. Chibib
Chief Financial Officer

Dated: March 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/	ANTHONY M. SANFILIPPO	Chief Executive Officer and Director	March 6, 2009
	Anthony M. Sanfilippo	(Principal Executive Officer)

/s/	ADAM D. CHIBIB	Chief Financial Officer	March 6, 2009
	Adam D. Chibib	(Principal Financial Officer
and Principal Accounting Officer)

/s/	MICHAEL J. MAPLES	Chairman of the Board and Director	March 6, 2009
Michael J. Maples

/s/	ROBERT D. REPASS	Director	March 6, 2009
Robert D. Repass

/s/	JOHN M. WINKELMAN	Director	March 6, 2009
John M. Winkelman

/s/	NEIL E. JENKINS	Director	March 6, 2009
Neil E. Jenkins

/s/	EMANUEL R. PEARLMAN	Director	March 6, 2009
Emanuel R. Pearlman

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

31.1	Certification of the Chief Executive Officer, pursuant to Section 302 of theSarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer, pursuant to Section 302 of theSarbanes-Oxley Act of 2002