Form 10-Q
period 2009-03-31
MULTIMEDIA GAMES INC
filed 2009-05-08
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-28318

Multimedia Games, Inc.
(Exact name of Registrant as specified in its charter)

Texas	74-2611034
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

206 Wild Basin Road South, Building B, Fourth Floor
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

As of May 1, 2009, there were 26,642,942 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets
	(As of March 31, 2009 and September 30, 2008)	3

	Consolidated Statements of Operations
	(For the three months ended March 31, 2009 and 2008)	5

	Consolidated Statements of Operations
	(For the six months ended March 31, 2009 and 2008)	6

	Consolidated Statements of Cash Flows
	(For the six months ended March 31, 2009 and 2008)	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults upon Senior Securities	48

Item 4.	Submission of Matters to a Vote of Security Holders	48

Item 5.	Other Information	48

Item 6.	Exhibits	48

Signatures		49

Exhibit Index

PART I
FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements
MULTIMEDIA GAMES, INC.
CONSOLIDATED BALANCE SHEETS
As of March 31, 2009 and September 30, 2008
(In thousands, except shares)
(Unaudited)

	March 31, 2009	September 30, 2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,249	$6,289
Accounts receivable, net of allowance for doubtful accounts of $1,359 and $1,209, respectively	27,076	23,566
Inventory	1,680	2,445
Deferred contract costs, net	2,002	998
Prepaid expenses and other	2,881	2,170
Current portion of notes receivable, net	14,692	23,072
Federal and state income tax receivable	5,964	2,198
Deferred income taxes	8,109	6,876
Total current assets	71,653	67,614
Restricted cash and long-term investments	804	868
Leased gaming equipment, net	42,126	36,024
Property and equipment, net	61,210	67,329
Long-term portion of notes receivable, net	47,301	46,690
Intangible assets, net	32,602	37,356
Deferred income taxes	17,493	16,902
Other assets	2,462	4,157
Total assets	$275,651	$276,940
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Current portion of long-term debt	$2,569	$1,544
Accounts payable and accrued expenses	26,999	29,248
Federal and state income tax payable	—	33
Deferred revenue	4,584	2,640
Total current liabilities	34,152	33,465
Revolving line of credit	29,000	19,000
Long-term debt, less current portion	65,925	66,444
Other long-term liabilities	1,052	1,131
Deferred revenue, less current portion	5,211	6,168
Total liabilities	135,340	126,208
Commitments and contingencies
Stockholders’ equity:
Preferred stock:
Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 32,546,359 and 32,511,988 shares issued, and 26,642,942 and 26,608,571 shares outstanding, respectively	325	325

MULTIMEDIA GAMES, INC.
CONSOLIDATED BALANCE SHEETS – (Continued)
As of March 31, 2009 and September 30, 2008
(In thousands, except shares)
(Unaudited)

	March 31, 2009	September 30, 2008
Additional paid-in capital	84,262	83,076
Treasury stock, 5,903,417 common shares at cost	(50,128)	(50,128)
Retained earnings	108,263	117,581
Accumulated other comprehensive loss, net	(2,411)	(122)
Total stockholders’ equity	140,311	150,732
Total liabilities and stockholders’ equity	$275,651	$276,940

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
REVENUES:
Gaming revenue:
Oklahoma compact	$15,333	$14,138
Class II	5,168	7,546
Charity	2,874	4,396
All other	5,438	5,262
Gaming equipment, system sale and lease revenue	4,355	378
Other	702	482
Total revenues	33,870	32,202
OPERATING COSTS AND EXPENSES:
Cost of gaming equipment and systems sold and royalty fees	2,327	414
Selling, general and administrative expenses	20,473	16,633
Amortization and depreciation	15,639	12,433
Total operating costs and expenses	38,439	29,480
Operating income (loss)	(4,569)	2,722
OTHER INCOME (EXPENSE):
Interest income	1,246	1,136
Interest expense	(1,891)	(2,491)
Other income	—	872
Income (loss) before income taxes	(5,214)	2,239
Income tax (expense) benefit	1,820	(981)
Net income (loss)	$(3,394)	$1,258

Basic earnings (loss) per common share	$(0.13)	$0.05

Diluted earnings (loss) per common share	$(0.13)	$0.05

Shares used in earnings (loss) per common share:

Basic	26,643	26,271

Diluted	26,643	27,243

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended March 31, 2009 and 2008
(In thousands, except per share data)
(Unaudited)

	Six Months Ended March 31,
	2009	2008
REVENUES:
Gaming revenue:
Oklahoma compact	$29,129	$25,699
Class II	10,175	15,586
Charity	5,417	8,253
All other	10,378	9,900
Gaming equipment, system sale and lease revenue	6,121	2,149
Other	1,226	850
Total revenues	62,446	62,437
OPERATING COSTS AND EXPENSES:
Cost of gaming equipment and systems sold and royalty fees	4,174	1,204
Selling, general and administrative expenses	40,737	32,734
Amortization and depreciation	30,504	24,956
Total operating costs and expenses	75,415	58,894
Operating income (loss)	(12,969)	3,543
OTHER INCOME (EXPENSE):
Interest income	2,536	2,270
Interest expense	(4,026)	(4,631)
Other income	74	1,210
Income (loss) before income taxes	(14,385)	2,392
Income tax (expense) benefit	5,067	(735)
Net income (loss)	$(9,318)	$1,657

Basic earnings (loss) per common share	$(0.35)	$0.06

Diluted earnings (loss) per common share	$(0.35)	$0.06

Shares used in earnings (loss) per common share:

Basic	26,633	26,234

Diluted	26,633	27,283

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2009 and 2008
(In thousands)
(Unaudited)

	Six Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,318)	$1,657
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization	2,698	2,248
Depreciation	27,806	22,708
Accretion of contract rights	2,912	1,944
Provisions for long lived asset impairment	(832)	78
Deferred income taxes	(1,824)	(1,854)
Share-based compensation	1,124	587
Provision for doubtful accounts	397	262
Interest income from imputed interest on development agreements	(2,274)	(1,822)
Changes in operating assets and liabilities:
Accounts receivable	(6,429)	(4,547)
Inventory	1,583	(2,030)
Deferred contract costs	(1,004)	129
Prepaid expenses and other	984	(1,672)
Federal and state income tax payable/receivable	(3,799)	(795)
Notes receivable	303	(348)
Accounts payable and accrued expenses	(2,399)	(3,215)
Other long-term liabilities	(15)	345
Deferred revenue	987	1,764
NET CASH PROVIDED BY OPERATING ACTIVITIES	10,900	15,439
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(27,319)	(17,317)
Proceeds from disposal of assets	—	323
Acquisition of intangible assets	(1,488)	(2,716)
Advances under development agreements	(1,250)	(35,566)
Repayments under development agreements	11,166	16,007
NET CASH USED IN INVESTING ACTIVITIES	(18,891)	(39,269)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants, and related tax benefit	62	150
Proceeds from long-term debt	5,257	1,928
Proceeds from revolving lines of credit	10,695	26,512
Payments on long-term debt	(4,751)	(6,203)
Payments on revolving lines of credit	(695)	(3,387)
NET CASH PROVIDED BY FINANCING ACTIVITIES	10,568	19,000
EFFECT OF EXCHANGE RATES ON CASH	383	(16)
Net increase (decrease) in cash and cash equivalents	2,960	(4,846)
Cash and cash equivalents, beginning of period	6,289	5,805
Cash and cash equivalents, end of period	$9,249	$959
SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$2,585	$3,472
Income tax paid	$253	$3,505
NON-CASH TRANSACTIONS:
Contract rights resulting from imputed interest on development agreement notes receivable	$(176)	6,129
Transfer of leased gaming equipment to inventory	818	—

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements should be read in conjunction with Multimedia Games, Inc. (the “Company,” “we,” “us,” or “our”) consolidated financial statements and footnotes contained within the Company’s Annual Report on Form 10-K for the year ended September 30, 2008, as amended by Amendments No. 1 and No. 2 on Form 10-K/A thereto.

The unaudited financial statements included herein as of March 31, 2009, and for each of the three and six month periods ended March 31, 2009 and 2008, have been prepared by the Company pursuant to accounting principles generally accepted in the United States, and the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the three and six month periods ended March 31, 2009, are not necessarily indicative of the results which will be realized for the year ending September 30, 2009.

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

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Reclassification – Reclassifications were made to the prior-period consolidated statement of cash flows to conform to the current-period financial statement presentation. This reclassification did not have an impact on the Company’s previously reported results of operations.

Revenue Recognition – In accordance with the provision of Staff Accounting Bulletin No. 104, “Revenue Recognition,” or SAB 104, the Company recognizes revenue when all of the following have been satisfied:

▪	Persuasive evidence of an arrangement exists;

▪	Delivery has occurred;

▪	Price to the buyer is fixed or determinable; and

▪	Collectibility is probable.

Gaming Revenue – The Company derives gaming revenue from the following sources:

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

Gaming Equipment and System Sales – The Company periodically sells gaming equipment and gaming systems under independent sales contracts through normal credit terms or may grant extended credit terms under contracts secured by the related equipment, with interest recognized at market rates.

For sales arrangements with multiple deliverables, the Company applies the guidance from Statement of Position 97-2, or SOP 97-2, “Software Revenue Recognition,” as amended, and Emerging Issues Task Force, or EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” Deliverables are divided into separate units of accounting if: (i) each item has value to the customer on a stand-alone basis; (ii) there is objective and reliable evidence of the fair value of the undelivered items; and (iii) delivery of the undelivered item is considered probable and substantially in the Company’s control.

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

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

Costs and Billings on Uncompleted Contract – During fiscal 2008, the Company entered into a fixed-price contract with a customer, pursuant to which it will deliver an electronic bingo system. Revenues from this fixed-price contract will be recognized on the completed-contract method in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, or SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In the event that the Company expected a loss on a contract accounted for under SOP 81-1, the Company would record the estimated loss in the quarter in which it was determined that a loss was expected.

Contract costs include all direct material and labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies and tools. General and administrative costs are charged to expense as incurred.

Costs in excess of amounts billed are classified as current assets under “Deferred contract costs, net.”

At March 31, 2009, the following amounts were recorded in the Company’s consolidated financial statements:

March 31, 2009
(in thousands)
Costs incurred on uncompleted contracts	$2,654
Billings on uncompleted contracts	(652)
Deferred contract costs	$2,002

Cash and Cash Equivalents – The Company considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Restricted Cash and Long-Term Investments – Restricted cash and long-term investments at March 31, 2009, amounted to $804,000, representing the fair value of investments held by the Company’s prize fulfillment firm related to outstanding MegaBingo® jackpot prizes.

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

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Inventory – The Company’s inventory consists primarily of completed player terminals, related component parts and back-office computer equipment expected to be sold over the next 12 months. Inventories are stated at the lower of cost (first in, first out) or market.

Property and Equipment and Leased Gaming Equipment – Property and equipment and leased gaming equipment are stated at cost. The cost of property and equipment and leased gaming equipment is depreciated over their estimated useful lives, generally using the straight-line method for financial reporting, and regulatory acceptable methods for income tax reporting purposes. Player terminals placed with customers under participation arrangements are included in leased gaming equipment. Leased gaming equipment also includes a “pool” of rental terminals, i.e., the “rental pool.” Rental pool units are those units that have previously been placed in the field under participation arrangements, but are currently back with the Company, being refurbished and/or awaiting redeployment. Routine maintenance of property and equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated remaining useful life of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in the Company’s results of operations.

Management reviews long-lived asset classes for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. The Company did not record any impairment charges in the quarter ended March 31, 2009.

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

Other Income – The Company had no other income for the three months ended March 31, 2009 and $74,000 for the six months ended March 31, 2009. Historically, other income consisted of distributions from a limited partnership interest, accounted for on the cost basis.

Other Long-Term Liabilities – Other long-term liabilities at March 31, 2009, include investments held at fair value by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities of $804,000. At March 31, 2009, other long term liabilities also included $248,000 related to amounts due under a separation agreement with a former Chief Executive Officer.

Fair Value of Financial Instruments – The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. At March 31, 2009, the carrying amounts for the Company’s financial instruments, which include accounts and notes receivable, accounts payable, the Revolving Credit Facility, and long-term debt and capital leases, approximated fair value.

Segment and Related Information – Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by Statement of Financial Accounting Standards, or SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

Costs of Computer Software – Software development costs have been accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Under SFAS No. 86, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized software development costs of approximately $477,000 and $1.1 million during the three and six month periods ended March 31, 2009, respectively, and $940,000 and $2.1 million during the three and six month periods ended March 31, 2008, respectively. Software development costs primarily consist of personnel costs and rent for related office space. The Company began to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, not to exceed five years. Amortization of software development costs is included in amortization and depreciation in the accompanying consolidated statements of operations.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Income Taxes – The Company accounts for income taxes using the asset and liability method and applies the provisions of SFAS, No. 109, “Accounting for Income Taxes,” as well as the Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. Under SFAS No. 109, deferred tax liabilities or assets arise from differences between the tax basis of liabilities or assets and their bases for financial reporting, and are subject to tests of recoverability in the case of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets to the extent realization is not judged to be more likely than not. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 in the first quarter of fiscal 2008 and recorded a liability of $295,000 related to uncertain tax positions in the first quarter of fiscal 2008. There have been no additional reserves recorded related to FIN 48.

Treasury Stock – The Company utilizes the cost method for accounting for its treasury stock acquisitions and dispositions.

Share-Based Compensation – On October 1, 2005, the Company adopted the provisions of SFAS No. 123(revised), “Share-Based Payment.” SFAS No. 123(R) is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees”. Among other items, SFAS No. 123(R) eliminated the use of APB No. 25 and the intrinsic value method of accounting, and requires the Company to recognize in the financial statements, the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. To measure the fair value of stock options granted to employees, the Company currently utilizes the Black-Scholes-Merton option-pricing model, consistent with the method used for pro forma disclosures under SFAS No. 123. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. The Company applied the “modified prospective” method, under which compensation cost is recognized in the financial statements beginning with the adoption date for all share-based payments granted after that date, and for all unvested awards granted prior to the adoption date of SFAS No. 123(R).

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

There were 661,000 option grants issued during the quarter ended March 31, 2009. Total pretax share-based compensation for the three and six month periods ended March 31, 2009 were $470,000 and $1.1 million, respectively. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $152,000 and $295,000 for the three and six month periods ended March 31, 2009, respectively. As of March 31, 2009, $5.2 million of unamortized stock compensation expense will be recognized over the vesting periods of the various option grants.

Foreign Currency Translation. The Company accounts for currency translation in accordance with SFAS No. 52, “Foreign Currency Translation.” Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss) a component of shareholder equity, in accordance with SFAS 130, “Reporting Comprehensive Income.”

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Recent Accounting Pronouncements Issued. In March 2008, the FASB issued SFAS No 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities;” and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, though earlier application is encouraged. Accordingly, the Company expects to adopt SFAS No. 161 beginning in fiscal 2010. The Company expects that SFAS No. 161 will have an impact on accounting for derivative instruments and hedging activities once adopted, but the significance of the effect is dependent upon entering into these related transactions, if any, at that time.

Effective October 1, 2008, The Company adopted SFAS No. 157, “Fair Value Measurements,” for its financial assets and financial liabilities, but it has not yet adopted SFAS No. 157 as it relates to nonfinancial assets and liabilities based on the February 2008 issuance of FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157,” which permits a one-year deferral of the application of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS 157 as it pertains to financial assets and liabilities did not have a material impact on the Company’s results of operations, financial position or liquidity. The Company will adopt SFAS 157 for non-financial assets and non-financial liabilities on October 1, 2009, and the Company is currently evaluating the effect, if any, the adoption may have on its results of operations, financial position or liquidity.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” which permits entities to choose to measure many financial instruments and certain other items at fair value with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement became effective for the Company beginning in October 2008. The implementation of SFAS No. 159, effective October 1, 2008, did not have a material effect on the consolidated financial statements in the quarter ended March 31, 2009.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” SFAS No. 141(R) changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is required to adopt SFAS No. 141(R) effective October 1, 2009, and the Company is currently evaluating the effect, if any, the adoption may have on its results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Non Controlling Interests in Consolidated Financial Statements,” an amendment of Accounting Research Bulletin, or ARB No. 51, “Consolidated Financial Statements.” SFAS No. 160 changes the accounting for non controlling (minority) interests in consolidated financial statements, including the requirement to classify non controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non controlling interests reported as part of consolidated earnings. Additionally, SFAS No. 160 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is required to adopt SFAS No. 160 effective October 1, 2009, and the Company is currently evaluating the effect, if any, the adoption may have on its results of operations or financial position.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2.	DEVELOPMENT AGREEMENTS

The Company enters into development agreements to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to placement of the Company’s player terminals, and the Company receives a fixed percentage of those player terminals’ win per unit over the term of the agreement. The agreements typically provide for some or all of the advances to be repaid by the customer to the Company. Amounts advanced in excess of those to be reimbursed by the customer are allocated to intangible assets and are generally amortized over the life of the contract, which is recorded as a reduction of revenue generated from the gaming facility. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of the Company’s floor space. In the past and in the future, the Company may by mutual agreement and for consideration, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied as a recovery against the intangible asset or property and development for that particular development agreement, if any.

In the third quarter of fiscal 2008, the Company fulfilled a commitment to a significant, existing Oklahoma tribal customer to provide approximately 43.8%, or $65.6 million, of the total funding for a facility expansion. Because of the Company’s commitment to fund the expansion, it secured the right to place an additional 1,400 gaming units in the expanded facility in southern Oklahoma. The Company recorded all advances as a note receivable and imputed interest on the interest free loan. The discount (imputed interest) was recorded as contract rights, and as of the first quarter of fiscal 2009 is being amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. In the second quarter of fiscal 2009, the Company made a commitment of $7.0 million that consists of both a loan for new unit placements in an expanded facility and a placement fee for certain units to remain at the current facility for an extended period of time. As of March 31, 2009, the Company had advanced $1.25 million toward this commitment. The remaining commitment of $5.75 million is expected to be paid over the next three fiscal quarters in the following increments: $2.75 million, $1.5 million, and $1.5 million, respectively.

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstance during the three or six month periods ended March 31, 2009, which would require an impairment charge to the assets’ carrying value.

The following net amounts related to advances made under development agreements and were recorded in the following balance sheet captions:

	March 31, 2009	September 30, 2008
	(In thousands)
Included in:
Notes receivable, net	$54,285	$61,750
Intangible assets – contract rights, net of accumulated amortization	26,278	29,368

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.	PROPERTY AND EQUIPMENT AND LEASED GAMING EQUIPMENT

The Company’s property and equipment and leased gaming equipment consisted of the following:

	March 31, 2009	September 30, 2008	Estimated Useful Lives
	(In thousands)
Gaming equipment and third-party gaming content licenses available for deployment (1)	$20,924	$30,252
Deployed gaming equipment	102,303	96,584	3-5 years
Deployed third-party gaming content licenses	39,702	34,444	1.5-3 years
Tribal gaming facilities and portable buildings	4,720	4,720	5-7 years
Third-party software costs	7,827	7,732	3-5 years
Vehicles	3,485	3,502	3-10 years
Other	3,162	3,191	3-7 years
Total property and equipment	182,123	180,425
Less accumulated depreciation and amortization	(120,913)	(113,096)
Total property and equipment, net	$61,210	$67,329
Leased gaming equipment	$170,987	$165,903	3 years
Less accumulated depreciation	(128,861)	(129,879)
Total leased gaming equipment, net	$42,126	$36,024

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

During the three and six month periods ended March 31, 2009, in the ordinary course of business activities or upon reviewing the account balances, the Company disposed of or wrote off $39,000 and $77,000, respectively of third-party gaming content licenses, tribal gaming facilities and portable buildings, vehicles, deployed gaming equipment, or other equipment. In the same periods ended March 31, 2008, the Company disposed of or wrote off $73,000 and $130,000, respectively.

Leased gaming equipment includes player terminals placed under participation arrangements that are either at customer facilities or in the rental pool.

4.	INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following:

	March 31, 2009	September 30, 2008	Estimated Useful Lives
	(In thousands)
Contract rights under development agreements	$41,147	$41,325	5-7 years
Internally-developed gaming software	27,231	26,473	1-5 years
Patents and trademarks	8,660	8,464	1-5 years
Other	1,054	1,054	3-5 years
Total intangible assets	78,092	77,316
Less accumulated amortization – all other	(45,490)	(39,960)
Total intangible assets, net	$32,602	$37,356

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements. For a description of intangible assets related to development agreements, see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the accompanying consolidated statements of operations. In the preceding table, $157,000 of the $41.1 million in contract rights is not currently being amortized. The facility is expected to be completed during the quarter ended June 30, 2009. Therefore, the amortization of these contract rights is expected to begin during that quarter.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Internally developed gaming software is accounted for under the provisions of SFAS No. 86 and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally-developed games over a 12 month period, gaming engines over an 18 month period, gaming systems over a three-year period and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the three and six month periods ended March 31, 2009, amortization expense related to internally-developed gaming software was $1.0 million and $2.2 million, respectively; $753,000 and $1.5 million, respectively, for the three and six month periods ended March 31, 2008. During the three and six month periods ended March 31, 2009, the Company wrote off $420,000 and $455,000, respectively, related to internally-developed gaming software and patents and trademarks, compared to write-offs of $308,000 in the same periods ended March 31, 2008.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

5.	NOTES RECEIVABLE

The Company’s notes receivable consisted of the following:

	March 31, 2009	September 30, 2008
	(In thousands)
Notes receivable from development agreements	$63,785	$72,706
Less imputed interest discount reclassed to contract rights	(9,500)	(10,956)
Notes receivable from equipment sales and other	7,708	8,012
Notes receivable, net	61,993	69,762
Less current portion	(14,692)	(23,072)
Notes receivable – non-current	$47,301	$46,690

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.

Notes receivable from equipment sales consisted of financial instruments issued by customers for the purchase of player terminals and licenses, and bore interest at 7.47%. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the note receivable outstanding.

6.	CREDIT FACILITY, LONG-TERM DEBT AND CAPITAL LEASES

The Company’s Credit Facility, long-term debt and capital leases consisted of the following:

	March 31, 2009	September 30, 2008
	(In thousands)
Long-term revolving lines of credit	$29,000	$19,000
Term loan facility	$68,494	$67,988
Less current portion	(2,569)	(1,544)
Long-term debt, less current portion	$65,925	$66,444

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

The Credit Facility provides the Company with the ability to finance development agreements and acquisitions and working capital for general corporate purposes. Amounts under the $75 million revolving credit commitment and the $75 million term loan mature in five years, and advances under the term loan and revolving credit commitment bear interest at the Eurodollar rate plus the applicable spread, tied to various levels of interest pricing determined by total debt to EBITDA (EBITDA is defined as earnings before interest, taxes, amortization, depreciation, and accretion of contract rights). As of March 31, 2009, the $29.0 million drawn under the revolving credit commitment bore interest at 4.75% and two tranches of the term loan of $50.0 million and $17.1 million bore interest at 8.5% and 5.5%, respectively, also included in the March 31, 2009 and 2008 balances are approximately $1.2 million and $585,000, respectively, of accrued interest.

The Credit Facility is collateralized by substantially all of the Company’s assets, and also contains financial covenants as defined in the agreement. These covenants include (i) a minimum fixed-charge coverage-ratio of not less than 1.50 : 1.0; (ii) a maximum total debt to EBITDA ratio of not more than 2.25 : 1.00 through June 30, 2008, and 1.75 : 1.00 from September 30, 2008 thereafter; and (iii) a minimum trailing twelve-month EBITDA of not less than $60 million for each quarter. As of March 31, 2009, the Company is in compliance with its loan covenants. The Credit Facility requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in its businesses). In the second quarter of 2008, the Company made a mandatory prepayment of the term loan in the amount of $4.5 million, due to an early prepayment of a development agreement note receivable. As of March 31, 2009, the Credit Facility had availability of $44.8 million, subject to covenant restrictions.

The Credit Facility also required that the Company enter into hedging arrangements covering at least $50 million of the term loan for a three-year period by June 1, 2008. Therefore, on May 29, 2008, the Company purchased, for $390,000, an interest rate cap (5% cap rate) covering $50 million of the term loan. The Company accounts for this hedge in accordance with SFAS No. 133 which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet, at their respective fair values. The Company records changes on a mark to market basis, changes to the fair value of the interest rate cap on a quarterly basis. These changes in fair value are recorded in interest expense in the consolidated statement of operations.

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

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Income (loss) available to common stockholders (in thousands)	$(3,394)	$1,258	$(9,318)	$1,657
Weighted average common shares outstanding	26,642,911	26,271,074	26,633,136	26,233,574
Effect of dilutive securities:
Options	-	972,391	-	1,049,300
Weighted average common and potential shares outstanding	26,642,911	27,243,465	26,633,136	27,282,874
Basic earnings (loss) per share	$(0.13)	$0.05	$(0.35)	$0.06
Diluted earnings (loss) per share	$(0.13)	$0.05	$(0.35)	$0.06

The Company had the following options to purchase shares of common stock that were not included in the weighted average common and potential shares outstanding in the computation of dilutive earnings per share, due to the antidilutive effects:

	Three months ended March 31,		Six months ended March 31,
	2009	2008	2009	2008
Common Stock Options	7,154,893	2,482,083	6,949,306	2,437,274
Range of exercise price	$1.00-18.71	$7.40-21.53	$1.00-$21.53	$7.61-21.53

In the three and six month periods ended March 31, 2009, options to purchase approximately 6.7 million and 6.5 million shares of common stock, with exercise prices ranging from $1.61 to $18.71 per share and $1.61 to $21.53 per share, respectively, were not included in the computation of dilutive earnings per share, due to the antidilutive effect, and approximately 452,000 and 462,000 equivalent shares were not included, due to the loss generated in the current periods.

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

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Cory Investments Ltd. On May 7, 2008, Cory Investments, LTD., or Cory Investments, filed suit in the state court in Oklahoma City, Oklahoma against the Company, along with others, including Clifton Lind; Robert Lannert; Gordon Graves; Video Gaming Technologies, Inc. or VGT and its president, Jon Yarbrough, and a former VGT representative, John Marley; Worldwide Gaming Technologies, or WGT; AGS, LLC, d/b/a American Gaming Systems; AGS Partners, LLC; Ronald Clapper, the owner of WGT, AGS, LLC and AGS Partners; Sierra Design Group; and Bally Technologies, Inc. The case asserts that the Company offered allegedly illegal Class III games on the MegaNanza® and Reel Time Bingo® gaming systems to Native American tribes in Oklahoma, which had a severely negative impact on Cory Investments’ market for its legal Class II games. Cory Investments also alleges that the defendants conspired to drive it and other Class II competitors out of the Class II market in Oklahoma and other states. In addition to the conspiracy allegations, Cory Investments alleges six causes of action: (i) deceptive trade practices; (ii) common law unfair competition; (iii) wrongful interference with business; (iv) malicious wrong/prima facie tort; (v) intentional interference with contract; and (vi) unreasonable restraint of trade. Cory Investments is seeking unspecified actual and punitive damages and equitable relief.

All of the defendants have filed motions to dismiss which are currently set for hearing on May 13, 2009. The Company believes that the claims of Cory Investments are without merit and intends to defend the case vigorously. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

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

The Company has made a number of challenges to Gamco’s standing to sue for infringement of the ‘035 Patent. On October 15, 2007, pursuant to an interlocutory appeal, the federal circuit court reversed the district court’s order when it held that Gamco did not have sufficient rights in the ‘035 Patent to sue the Company without the involvement of the patent owner, IGT.

On December 4, 2007, Gamco and IGT entered into an Amended and Restated Exclusive License Agreement whereby IGT granted to Gamco exclusive rights to the ‘035 Patent in the state of New York and the right to sue for past infringement of the same. On January 9, 2008, Gamco filed its third amended complaint for infringement of the ‘035 Patent against the Company. On January 28, 2008, the Company filed an answer to the complaint denying liability. The Company also filed a third amended counterclaim against Oasis, Gamco and certain officers of Gamco, for fraud, promise without intent to perform, negligent misrepresentation, breach of contract, specific performance and reformation of contract with regard to the Company’s rights under the Sublicense Agreement for the ‘035 Patent, as well as for non-infringement and invalidity of the ‘035 Patent. These parties have filed a motion to dismiss and a motion for summary judgment as to these claims. The Company has filed a motion for partial summary judgment on its breach of contract and specific performance claims seeking to enforce the terms of the Sublicense Agreement. The Company has also moved for summary judgment on Gamco’s complaint on the ground that it is a licensee. On February 25, 2009, on its own motion, the court continued the hearing on these motions. All motions to dismiss and motions for summary judgment are now set to be heard on July 16, 2009.

On January 13, 2009, the court held a Markman hearing to construe the claims of the ‘035 Patent. The Court also heard argument on the Company’s motion for partial summary judgment to invalidate all of the means-plus-function claims of the ‘035 Patent under 35 U.S.C. § 112¶ 6. On January 15, 2009, the court issued an order granting Gamco leave to amend its proposed constructions on the means-plus function claims and setting a schedule for supplemental briefing on amended claims construction, stating that none of the structures proposed by Gamco in the claim chart considered by the court referenced an algorithm that was needed to satisfy federal circuit court standards. The court has not yet issued a claim construction ruling or a decision on the Company’s motion for partial summary judgment. A telephonic status conference is currently scheduled to take place on June 23, 2009. A trial date has not yet been set by the court.

The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Other Litigation. In addition to the threat of litigation relating to the Class II or Class III status of the Company’s games and equipment, the Company is the subject of various pending and threatened claims arising out of the ordinary course of business. The Company believes that any liability resulting from these various other claims will not have a material adverse effect on its results of operations or financial condition or cash flows. During its ordinary course of business, the Company enters into obligations to defend, indemnify and/or hold harmless various customers, officers, directors, employees and other third parties. These contractual obligations could give rise additional litigation cost and involvement in court proceedings.

The Alabama Governor’s office and the Alabama Attorney General’s office have issued conflicting public statements regarding the legality of certain types of equipment commonly used to play charity bingo within the state of Alabama. On March 9, 2009, the Governor’s Task Force on illegal games raided the Whitehall Entertainment Center and confiscated games from various gaming manufacturers, including approximately 34 of the Company’s games. While no legal proceedings have been initiated against the Company at this point, it is possible that such proceedings are being contemplated by the Governor’s Office.

Other. Existing federal and state regulations may also impose civil and criminal sanctions for various activities prohibited in connection with gaming operations, including but not limited to: (i) false statements on applications; (ii) failure or refusal to obtain required licenses; and / or (iii) the placement of gaming devices, terminals, player stations, and / or units.

9.	SUBSEQUENT EVENTS

On May 1, 2009, the Company entered into a comprehensive settlement agreement with Diamond Game Enterprises, Inc., or Diamond Game, to resolve all claims arising from a  November, 2004 lawsuit filed by Diamond Game against the Company and several former officers, including Clifton Lind, Robert Lannert and Gordon Graves. This settlement agreement was reached while the parties were engaged in federal mediation and the Company did not admit any wrongdoing in relation to the underlying litigation. The Company incurred an additional $4.2 million in legal fees and settlement costs, net of expected insurance proceeds, related to the settlement agreement; these costs are appropriately included in the Company’s financial statements as of March 31, 2009.

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

Overview

We are a developer and distributor of comprehensive systems, content, electronic games and gaming player terminals for the casino, charity, international bingo, and video lottery markets. Initially, our customers were located primarily in the Native American gaming sector; however, beginning around 2003, we began diversifying into broader domestic and international gaming markets.

Although we continue to develop systems and products for Native American tribes throughout the United States, we now intend to further expand our efforts to include the development and marketing of products and services for: (i) the various commercial casino markets; (ii) video lottery systems and other products for various domestic and international lotteries; and (iii) products for various charity and international bingo and other emerging markets.

Our products cover a broad spectrum of the gaming industry, including: interactive systems for both server-based and stand-alone gaming operations; interactive electronic bingo games for the Native American Class II and charity gaming markets and for the Class III, stand-alone and video lottery markets; proprietary gaming player terminals in multiple configurations and formats; electronic instant lottery scratch ticket systems; casino management systems, including player tracking, cash and cage, slot accounting, and slot management modules; unified currency systems; and other electronic and paper bingo systems. In addition, we provide maintenance, operations support and other services for our customers and products.

We design and develop networks, software and content that provide our customers with, among other things, comprehensive gaming systems, some of which are delivered through a telecommunications network that links our player terminals with one another, both within a single gaming facility or among several gaming facilities.

We derive the majority of our gaming revenue from participation (revenue sharing) agreements, pursuant to which we place systems, player terminals, proprietary and licensed content operated on player terminals, and back-office systems and equipment (collectively referred to as gaming systems) into gaming facilities. To a lesser degree, we earn revenue from the sale or placement of gaming systems (e.g., the opening of a new casino, or a change in the law that allows existing casinos to increase the number of player terminals permitted under prior law) on a lease-purchase basis and from the back-office fees generated by video lottery systems, principally in the Washington State, Class III market. We also generate gaming revenue as consideration for providing the central determinant system for a network of player terminals operated by the New York State Division of the Lottery. In addition, we earn a small portion of our revenue from the sale of lottery systems and the placement of nontraditional gaming products, such as electronic scratch tickets, or linked interactive paper bingo systems. In fiscal 2006, we entered the international electronic bingo market and currently supply bingo systems to four customers in Mexico, whereby we receive fees based on the net earnings of each system. During fiscal 2009, we intend to generate revenue from the sale of non-linked Class III player terminals to Class III Native American markets.

Class III Games and Systems for Oklahoma

During 2004, the Oklahoma Legislature passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities, pursuant to a tribal-state compact. The Oklahoma gaming legislation allows the tribes to sign a compact with the state of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma are allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. All vendors placing games at any of the racetracks under the compact are required to be licensed by the state of Oklahoma. Pursuant to the compacts, vendors placing games at tribal facilities have to be licensed by each tribe. All electronic games placed under the compact have to be certified by independent testing laboratories to meet technical specifications. These technical specifications were published by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities in the first calendar quarter of 2005. We are fully licensed in Oklahoma and as of March 31, 2009, we had placed 6,647 player terminals at 42 facilities that are operating under the Oklahoma gaming compact. We generally receive a 20% revenue share for the games played under the Oklahoma Gaming Compact.

Class III Games and Systems for Native American and Commercial Casino Markets

During fiscal 2007, we began designing and developing stand-alone Class III player terminals to be sold or placed on a revenue share basis in the large Class III stand-alone gaming market for Native American casinos as well as domestic and international commercial casinos. All player terminals delivered to these markets will have to receive specific jurisdictional approvals from the appropriate testing laboratory and from the appropriate regulatory agency. Our first stand-alone player terminals outside of Oklahoma have been placed in Rhode Island. We believe that additions to our key senior management personnel will help accelerate our entrance into new Class III markets and that we will deliver additional player terminals to other Class III markets this fiscal year.

As a prerequisite to conducting business in the major commercial gaming markets, we, our directors, officers, and key employees are required to secure various licenses. It is difficult to properly estimate the amount of time and expense that will be necessary to complete the required licensing process. We are not currently licensed to conduct business in any major gaming market (international or domestic).

Class II Market

We derive our Class II gaming revenues from participation arrangements with our Native American customers. Under these arrangements, we retain ownership of the gaming equipment installed at our customers’ tribal gaming facilities, and receive revenue based on a percentage of the win per unit generated by each gaming system. Our portion of the win per unit is reported by us as “Gaming revenue – Class II” and represents the total amount that end users wager, less the total amount paid to end users for prizes, the amounts retained by the facilities for their share of the hold and the accretion of contract rights.

As the Class II market has matured, we have seen new competitors with significant gaming experience and financial resources enter the market. New tribal-state compacts, such as the Oklahoma gaming legislation passed by referendum in 2004, have also led to increased competition. In addition, there has been what we believe to be an extended period of non enforcement by regulators of existing restrictions on non-Class II devices, which has forced us to continue competing against games that do not appear to comply with the published regulatory restrictions on Class II games. Due to this increased competition in Oklahoma, and because of continued conversion to games played under the compact, we have and may continue to experience pressure on our pricing model and win per unit, with the result that gaming providers, including us, are competing on the basis of price as well as the entertainment value and technological quality of their products. We have also experienced and expect to continue to experience a decline in the number of our Class II games deployed in Oklahoma, in accordance with our conversion strategy. While we will continue to compete by regularly introducing new and more entertaining games with technological enhancements that we believe will appeal to end users, we believe that the level of revenue retained by our customers from their installed base of player terminals will become a more significant competitive factor, one that may require us to change the terms of our participation arrangements with customers. We will continue the deployment of one-touch, compact-compliant Class III games in Oklahoma, which could reduce the number of our Class II machines in play in that same jurisdiction.

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

In Alabama, our largest charity market, constitutional amendments have been passed authorizing charity bingo in certain locations. The regulation of charity bingo in Alabama is typically vested with a local governmental authority. However, the Alabama Governor’s office has recently commissioned a task force to review the types of games placed in the charitable bingo halls in the state. The Alabama Governor’s office and the Alabama Attorney General’s office have issued conflicting public statements regarding the legality of certain types of equipment commonly used to play charity bingo within the state of Alabama.

We ordinarily place player terminals under participation arrangements in the charity market and receive a percentage of the win per unit generated by each of the player terminals. As of March 31, 2009, we had 2,273 high-speed, standard bingo games installed for the charity market in three Alabama facilities.

All Other Gaming Markets

Class III Washington State Market. The majority of our Class III gaming equipment in Washington State has been sold to customers outright, for a one-time purchase price, which is reported in our results of operations as “Gaming equipment, system sale and lease revenue” at the time of proper revenue recognition. Certain game themes we use in the Class III market have been licensed from third parties and are resold to customers along with our Class III player terminals. Historically, revenue from the sale of Class III gaming equipment is recognized when the units are delivered to the customer, and the licensed games installed, or over the contract term when the fair value of undelivered products has not been established. Because we sell new products, systems and services for which fair value has not been established, beginning in the third fiscal quarter of 2009, revenue generated from this market will be recognized over the terms of the contracts. To a considerably lesser extent, we also enter into either participation arrangements or lease-purchase arrangements for our Class III player terminals, on terms similar to those used for our player terminals in the Class II market.

We also receive a small back-office fee from both leased and sold gaming equipment in Washington State. Back-office fees cover the service and maintenance costs for back-office servers installed in each facility to run our Class III games, as well as the cost of related software updates.

State Video Lottery Market. In January 2004, we installed our central determinant system for the video lottery terminal network that the New York Lottery operates at licensed New York State racetrack casinos. As payment for providing and maintaining the central determinant system, we receive a small portion of the network-wide win per unit. Our contract with the New York Lottery provides for a three-year term with an additional three one-year automatic renewal under certain conditions. We are seeking to take advantage of the recently passed legislation in New York State that allows the New York Lottery to extend its vendor contracts at its sole discretion, notwithstanding the automatic renewal provision. We are working to significantly extend the current contract which is set to expire in the second fiscal quarter of 2010.

International Commercial Bingo Market. In March 2006, we entered into a contract with Apuestas Internacionales, S.A. de C.V., or Apuestas, a subsidiary of Grupo Televisa, S.A., to provide traditional and electronic bingo gaming, technical assistance, and related services for Apuestas’ locations in Mexico. Apuestas currently has a permit issued by the Mexican Ministry of the Interior (Secretaria de Gobernación) to open and operate 65 bingo parlors. Apuestas is projecting that all 65 bingo parlors will be open by May 2014. As of March 31, 2009, we had installed 4,755 player terminals at 22 bingo parlors in Mexico under this contract with Apuestas. At March 31, 2009, all player terminals placed by us in the Apuestas bingo parlors were pursuant to a revenue share arrangement that is comparable to our Oklahoma market arrangements.

As of March 31, 2009, we had entered into separate contracts with three other companies incorporated in Mexico to provide traditional and electronic bingo gaming, technical assistance, and related services for bingo parlors in Mexico. As of March 31, 2009, we had installed 370 player terminals at three parlors in Mexico under these contracts.

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

In return for the amounts advanced by us, we receive a commitment for a fixed number of player terminal placements in the facility or a fixed percentage of the available gaming floor space, and a fixed percentage of the win per unit from those terminals over the term of the development agreement. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of our floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid.

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

In the third quarter of fiscal 2008, we fulfilled a commitment to a significant, existing Oklahoma tribal customer to provide approximately 43.8%, or $65.6 million, of the total funding for a facility expansion. Because of our commitment to fund the expansion, we secured the right to place an additional 1,400 gaming units in the expanded facility in southern Oklahoma. We recorded all advances as a note receivable and imputed interest on the interest free loan. The discount (imputed interest) was recorded as contract rights, and as of the first quarter of fiscal 2009 is being amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. In the quarter ended March 31, 2009, we made a commitment of $7.0 million that consists of both a loan for new unit placements in an expanded facility and a placement fee for certain units to remain at the current facility for an extended period of time. As of March 31, 2009, we had advanced $1.25 million toward this commitment. The remaining commitment of $5.75 million is expected to be paid over the next three fiscal quarters in the following increments: $2.75 million, $1.5 million and $1.5 million, respectively.

As of March 31, 2009, we have placed approximately 4,956 units in eight facilities in Oklahoma pursuant to development agreements.

Third-Party Software and Technology

Our Manufacturing and License Agreement with WMS Gaming, Inc., which was originally entered into on May 17, 2004 and amended and restated on June 29, 2005 (the “Agreement”), will expire under operation of its terms on June 30, 2009. The Agreement enabled us to distribute, at a discount, WMS licensed products (i) on an exclusive (except as to WMS) basis in the Class II and Class III Native American market in Oklahoma; (ii) on a limited exclusive basis (except as to WMS and subject to WMS’ existing commitments) in the Class II Native American market in North America, the pull tab and Class II-style bingo market in Mexico, and in the Charity markets in Alabama; and (iii) on a non exclusive basis for the Class III market in Washington. After June 30, 2009, we may continue to distribute WMS products pursuant to certain sell-off rights in Oklahoma and Mexico and certain limited distribution rights in Washington; however, we will not have the benefits of a contractual discount or a grant of exclusivity.

Recent Developments

In January 2009, we executed a reduction of 77 full-time and part-time employees, including two engaged in field operations and business development, 66 in system and game development, and nine in other general administrative and executive functions. Severance and other benefits of approximately $1.1 million were paid in the quarter ended March 31, 2009.

RESULTS OF OPERATIONS

The following tables outline our end-of-period and average installed base of player terminals for the three and six months ended March 31, 2009 and 2008.

	At March 31,
	2009	2008
End-of-period installed player terminal base
Oklahoma compact games	6,647	5,119
Class II player terminals
New Generation system - Reel Time Bingo®	2,153	2,223
Legacy system	289	311
Mexico	5,125	4,039
Other player terminals(1)	2,575	2,771

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Average installed player terminal base:
Oklahoma compact games	6,463	4,564	6,179	4,411
Class II player terminals
New Generation System - Reel Time Bingo	2,184	3,084	2,197	3,389
Legacy system	296	340	299	343
Mexico	5,259	3,688	5,315	3,400
Other player terminals(1)	2,637	2,774	2,670	2,755

(1) Other player terminals include charity, Rhode Island Lottery and Malta.

Three Months Ended March 31, 2009, Compared to Three Months Ended March 31, 2008

Total revenues for the three months ended March 31, 2009, were $33.9 million, compared to $32.2 million for the three months ended March 31, 2008, a $1.7 million or 5.2% increase.

Gaming Revenue – Oklahoma Compact

▪
The Oklahoma compact games generated revenue of $15.3 million in the three months ended March 31, 2009, compared to $14.1 million during the same period of 2008, an increase of $1.2 million, or 8.5%. The average installed base of the Oklahoma compact games increased 41.6%, as the conversion of Class II player terminals to compact games continues, while the win per unit decreased 13.5%, due to general economic downturn causing a reduction in play. We expect the rate of conversion from Class II to compact games to decline in the future, as over 87% of the Oklahoma installed base at March 31, 2009, consisted of Oklahoma compact units. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, increased $684,000, or 117.9%, to $1.3 million, in the three months ended March 31, 2009, compared to $581,000 in the same period of 2008.

Gaming Revenue – Class II

▪
Class II gaming revenue was $5.2 million in the three months ended March 31, 2009, compared to $7.5 million in the three months ended March 31, 2008, a $2.3 million or 31.5% decrease. We expect the number of Class II terminals to continue to decrease as they are replaced with higher-earning Oklahoma compact player terminals.

▪
Reel Time Bingo revenue was $4.7 million for the three months ended March 31, 2009, compared to $6.9 million in the three months ended March 31, 2008, a $2.2 million or 32.5% decrease. The decrease is primarily attributable to a decrease in the average installed base of player terminals of 29.2%. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, decreased $50,000 or 14.4%, to $294,000 in the three months ended March 31, 2009, compared to $344,000 in the three months ended March 31, 2008. The reduction in accretion of contract rights is the result of allocating the total accretion rights across all product lines with the majority being allocated against Oklahoma compact revenue.

▪
Legacy revenue decreased $126,000, or 20.2%, to $497,000 in the three months ended March 31, 2009, from $622,000 in the three months ended March 31, 2008. The average installed base of Legacy player terminals decreased 12.9%, and the win per unit decreased by 7.0%, due to general economic downturn causing a reduction in play.

Gaming Revenue – Charity

▪
Charity gaming revenues decreased $1.5 million, or 34.6%, to $2.9 million for the three months ended March 31, 2009, compared to $4.4 million for the same period of 2008. The average installed base of charity player terminals decreased 6.3%, and the win per unit decreased 31.6%. The decrease in the win per unit is primarily attributable to competitive factors and to a lesser extent, economic factors. Competitive factors would include, but not be limited to, a significant increase of competitor units added to the gaming floor of our largest charity operation, players reward programs not offered on our player terminals and location of our player terminals on the gaming floor.

Gaming Revenue – All Other

▪	Class III back-office fees decreased $69,000, or 7.9%, to $813,000 in the three months ended March 31, 2009, from $882,000 during the same period of 2008.

▪
Revenues from the New York Lottery system increased $133,000, or 7.9%, to $1.9 million in the three months ended March 31, 2009, from $1.7 million in the three months ended March 31, 2008. Currently, eight of the nine planned racetrack casinos are operating, with approximately 13,000 total terminals. At the current placement levels, we have obtained near break-even operations for the New York Lottery system and expect to achieve profitable operations after all of the facilities are operating.

▪
Revenues from the Mexico bingo market increased $231,000, or 9.4% to $2.7 million in the three months ended March 31, 2009, from $2.5 million during the same period of 2008. As of March 31, 2009, we had installed 5,125 player terminals at 25 bingo parlors in Mexico compared to 4,039 terminals installed at 16 bingo parlors at March 31, 2008. Our revenue share is in the range of the other electronic bingo markets in which we operate.

Gaming Equipment and System Sale and Lease Revenue and Cost of Sales

▪
Gaming equipment and system sale and lease revenue increased $4.0 million, or 1,051.8%, to $4.4 million for the three months ended March 31, 2009, from $378,000 for the same period of 2008. Gaming equipment and system sale revenue of $4.3 million for the three months ended March 31, 2009, includes the sale of $2.7 million for 360 player terminals. The sale of these units will result in a quarterly reduction of recurring Oklahoma Compact revenue of approximately $850,000. Gaming equipment and system sale revenue of $205,000 for the three months ended March 31, 2008, did not include player terminal or system sales. License revenues for the three months ended March 31, 2009, were $19,000, compared to $173,000 for the three months ended March 31, 2008, a decrease of $154,000. Total cost of sales, which includes cost of royalty fees, increased $1.9 million, to $2.3 million in the three months ended March 31, 2009, from $414,000 in the three months ended March 31, 2008. The increase primarily relates to the increase in revenue discussed above.

Other Revenue

▪
Other revenues increased $220,000, or 45.6%, to $702,000 for the three months ended March 31, 2009, from $482,000 during the same period of 2008. The increase is primarily due to increased maintenance income in the three months ended March 31, 2009.

Selling, General and Administrative Expenses

▪
Selling, general and administrative expenses, or SG&A, increased approximately $3.8 million, or 23.1%, to $20.5 million for the three months ended March 31, 2009, from $16.6 million in the same period of 2008. This increase was primarily a result of (i) an increase due to legal fees and settlement costs, net of expected insurance proceeds of approximately $4.2 million, related to the Diamond Game legal matter; (ii) a net increase in personnel costs of $405,000; including an increase in stock compensation, an accrual under an annual incentive plan and other employee benefits; offset by a decrease in salaries and wages due to a reduction in force in January 2009; and (iii) an increase in allowance for accounts receivable and the write-off of project and patent costs totaling $281,000. These increases in expenses were offset by decreases in consulting and contract labor of $278,000, travel and entertainment of $299,000 and repairs and maintenance of $209,000.

Amortization and Depreciation

▪
Amortization expense increased $264,000, or 25.2%, to $1.3 million for the three-months ended March 31, 2009, compared to $1.0 million for the same period of 2008. Depreciation expense increased $2.9 million, or 25.8%, to $14.3 million for the three months ended March 31, 2009, from $11.4 million for the corresponding three months ended March 31, 2008, primarily as a result of additional player terminals for the Oklahoma market.

Other Income and Expense

▪
Interest income increased $110,000, or 9.7%, to $1.2 million for the three months ended March 31, 2009, from $1.1 million in the same period of 2008. We entered into development agreements with a customer under which approximately $63.8 million has been advanced and is outstanding at March 31, 2009, and for which we impute interest on these interest-free loans. For the three months ended March 31, 2009, we recorded imputed interest of $1.1 million relating to development agreements with an imputed interest rate range of 5.5% to 9.0%, compared to $1.0 million for the three months ended March 31, 2008.

▪
Interest expense decreased $600,000, or 24.1%, to $1.9 million for the three months ended March 31, 2009, from $2.5 million in the same period of 2008. During April 2007, we entered into a $150 million Revolving Credit Facility which replaced our previous Credit Facility in its entirety. On October 26, 2007, we amended the Revolving Credit Facility, transferring $75 million of the revolving credit commitment to a fully funded $75 million term loan. We entered into a second amendment to the Revolving Credit Facility on December 20, 2007. The second amendment (i) extended the hedging arrangement date related to a portion of the term loan to June 1, 2008; and (ii) modified the interest rate margin applicable to the Revolving Credit Facility and the term loan.

▪
We had no other income for the three months ended March 31, 2009, compared to $872,000 in the same period of 2008. Other income primarily decreased due to the last distribution from a partnership interest.

Income tax decreased by $2.8 million to a benefit of $1.8 million for the three months ended March 31, 2009, from an income tax expense of $1.0 million in the same period of 2008. These figures represent effective income tax rates of 34.9% and 43.8% for the three months ended March 31, 2009 and 2008, respectively. The effective tax rate has been impacted by the tax treatment of stock compensation expense. To the extent that we experience volatility in tax deductibility of certain stock compensation expense, there will remain volatility in the effective tax rate.

Six Months Ended March 31, 2009, Compared to Six Months Ended March 31, 2008

Total revenues for the six months ended March 31, 2008 and 2009, were $62.4 million.

Gaming Revenue – Oklahoma Compact

▪
The Oklahoma compact games generated revenue of $29.1 million in the six months ended March 31, 2009, compared to $25.7 million during the same period of 2008, an increase of $3.4 million, or 13.4%. The average installed base of the Oklahoma compact games increased 40.1%, as the conversion of Class II player terminals to compact games continues, while the win per unit decreased 11.5%, due to general economic downturn causing a reduction in play. We expect the rate of conversion from Class II to compact games to decline in the future, as over 87% of the Oklahoma installed base at March 31, 2009, consisted of Oklahoma compact units. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, increased $1.1 million, or 90.5%, to $2.3 million, in the six months ended March 31, 2009, compared to $1.2 million in the same period of 2008.

Gaming Revenue – Class II

▪
Class II gaming revenue was $10.2 million in the six months ended March 31, 2009, compared to $15.6 million in the six months ended March 31, 2008, a $5.4 million or 34.7% decrease. We expect the number of Class II terminals to continue to decrease as they are replaced with higher-earning Oklahoma compact player terminals.

▪
Reel Time Bingo revenue was $9.2 million for the six months ended March 31, 2009, compared to $14.3 million in the six months ended March 31, 2008, a $5.2 million or 36.0% decrease. The decrease is primarily attributable to a decrease in the average installed base of player terminals of 35.2%. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, decreased $123,000 or 17.6%, to $572,000 in the six months ended March 31, 2009, compared to $695,000 in the six months ended March 31, 2008. The reduction in accretion of contract rights is the result of allocating the total accretion rights across all product lines with the majority being allocated against Oklahoma compact revenue. During fiscal 2009, we will continue to convert Reel Time Bingo player terminals to games played under the compact, which are included in “Gaming revenue – Oklahoma compact,” and we expect this trend to continue in the future as Reel Time Bingo competes with the higher win per unit of compact games.

▪
Legacy revenue decreased $244,000, or 19.6%, to $1.0 million in the six months ended March 31, 2009, from $1.2 million in the six months ended March 31, 2008. The average installed base of Legacy player terminals decreased 12.8%, and the win per unit decreased by 8.5%, due to general economic downturn causing a reduction in play.

Gaming Revenue – Charity

▪
Charity gaming revenues decreased $2.8 million, or 34.4%, to $5.4 million for the six months ended March 31, 2009, compared to $8.3 million for the same period of 2008. The average installed base of charity player terminals decreased 6.4%, and the win per unit decreased 31.7%. The decrease in the win per unit is primarily attributable to competitive factors and to a lesser extent, economic factors. Competitive factors would include, but not be limited to, a significant increase of competitor units added to the gaming floor of our largest charity operation, players reward programs not offered on our player terminals and location of our player terminals on the gaming floor.

Gaming Revenue – All Other

▪	Class III back-office fees decreased $ 176,000, or 10%, to $1.6 million in the six months ended March 31, 2009, from $1.8 million during the same period of 2008.

▪
Revenues from the New York Lottery system increased $220,000, or 6.8%, to $3.5 million in the six months ended March 31, 2009, from $3.2 million in the six months ended March 31, 2008. Currently, eight of the nine planned racetrack casinos are operating, with approximately 13,000 total terminals. At the current placement levels, we have obtained near break-even operations for the New York Lottery system and expect to achieve profitable operations after all of the facilities are operating.

▪
Revenues from the Mexico bingo market increased $495,000, or 10.8% to $5.1 million in the six months ended March 31, 2009, from $4.6 million during the same period of 2008. As of March 31, 2009, we had installed 5,125 player terminals at 25 bingo parlors in Mexico compared to 4,039 terminals installed at16 bingo parlors at March 31, 2008. Our revenue share is in the range of the other electronic bingo markets in which we operate.

Gaming Equipment and System Sale and Lease Revenue and Cost of Sales

▪
Gaming equipment and system sale and lease revenue increased $4.0 million, or 184.7%, to $6.1 million for the six months ended March 31, 2009, from $2.1 million for the same period of 2008. Gaming equipment and system sale revenue of $6.0 million for the six months ended March 31, 2009, includes 460 player terminals sold. The sale of these units will result in a quarterly reduction of recurring Oklahoma Compact revenue of approximately $850,000. Gaming equipment and system sale revenue of $1.3 million for the six months ended March 31, 2008, included the sale of 50 player terminals and one system. License revenues for the six months ended March 31, 2009, were $96,000, compared to $637,000 for the six months ended March 31, 2008, a decrease of $541,000. Total cost of sales, which includes cost of royalty fees, increased $3.0 million, to $4.2 million in the six months ended March 31, 2009, from $1.2 million in the six months ended March 31, 2008. The increase primarily relates to the increase in cost of sales associated with the revenue discussed above.

Other Revenue

▪
Other revenues increased $376,000, or 44.2%, to $1.2 million for the six months ended March 31, 2009, from $850,000 during the same period of 2008. The increase is primarily due to increased maintenance income in the six months ended March 31, 2009.

Selling, General and Administrative Expenses

▪
Selling, general and administrative expenses, or SG&A, increased approximately $8.0 million, or 24.5%, to $40.7 million for the six months ended March 31, 2009, from $32.7 million in the same period of 2008. This increase was primarily a result of (i) an increase due to legal fees and settlement costs, net of expected insurance proceeds of approximately $7.9 million, related to the Diamond Game legal matter; (ii) an increase in salaries and wages and the related employee benefits of approximately $1.6 million, including increases in stock compensation, an accrual under an annual incentive plan and other employee benefits; and (iii) an increase in allowance for accounts receivable and the write-off of project and patent costs totaling $261,000. These increases in expenses were offset by decreases in travel and entertainment of $543,000, consulting and contract labor of $452,000, and lobbying fees of $283,000.

Amortization and Depreciation

▪
Amortization expense increased $450,000, or 20.0%, to $2.7 million for the six months ended March 31, 2009, compared to $2.2 million for the same period of 2008. Depreciation expense increased $5.1 million, or 22.5%, to $27.8 million for the six months ended March 31, 2009, from $22.7 million for the corresponding six months ended March 31, 2008, primarily as a result of additional player terminals for the Oklahoma market.

Other Income and Expense

▪
Interest income increased $266,000, or 11.7%, to $2.5 million for the six months ended March 31, 2009, from $2.3 million in the same period of 2008. We entered into development agreements with a customer under which approximately $63.8 million has been advanced and is outstanding at March 31, 2009, and for which we impute interest on these interest-free loans. For the six months ended March 31, 2009, we recorded imputed interest of $2.3 million relating to development agreements with an imputed interest rate range of 5.5% to 9.0%, compared to $1.8 million for the six months ended March 31, 2008.

▪
Interest expense decreased $605,000, or 13.1%, to $4.0 million for the six months ended March 31, 2009 from $4.6 million in the same period of 2008. During April 2007, we entered into a $150 million Revolving Credit Facility which replaced our previous Credit Facility in its entirety. On October 26, 2007, we amended the Revolving Credit Facility, transferring $75 million of the revolving credit commitment to a fully funded $75 million term loan. We entered into a second amendment to the Revolving Credit Facility on December 20, 2007. The second amendment (i) extended the hedging arrangement date related to a portion of the term loan to June 1, 2008; and (ii) modified the interest rate margin applicable to the Revolving Credit Facility and the term loan.

▪
Other income decreased $1.1 million, or 93.9%, to $74,000 for the six months ended March 31, 2009, compared to $1.2 million in the same period of 2008. Other income primarily decreased due to the last distribution from a partnership interest.

Income tax decreased by $5.8 million to a benefit of $5.1 million for the six months ended March 31, 2009, from an income tax expense of $735,000 in the same period of 2008. These figures represent effective income tax rates of 35.2% and 30.7% for the six months ended March 31, 2009and 2008, respectively. The effective tax rate has been impacted by the tax treatment of stock compensation expense. To the extent that we experience volatility in tax deductibility of certain stock compensation expense, there will remain volatility in the effective tax rate.

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

Effect if Different Assumptions Used: When we have determined that VSOE does not exist for any undelivered elements of an arrangement, then the aggregate value of the arrangement, including the value of products and services delivered or performed, is initially deferred until all products or services are delivered, and then is recognized ratably over the period of the last deliverable, generally the service period of the contract. The deferral of revenue under arrangements where we have determined that VSOE does not exist has resulted in $9.8 million being recorded as deferred revenue at March 31, 2009. If we had made alternative assessments as to the existence of VSOE in these arrangements, some or all of these amounts could have been recognized as revenue prior to March 31, 2009.

Share-Based Compensation Expense. Effective October 1, 2005, we adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective transition method, and therefore have not restated prior periods’ results. Under this method, we recognize compensation expense for all share-based payments granted after October 1, 2005 and prior to but not yet vested as of October 1, 2005, in accordance with SFAS 123(R). Under the fair value recognition provisions of SFAS 123(R), we recognize share-based compensation net of an estimated forfeiture rate, and only recognize compensation cost for those shares expected to vest on a straight-line basis over the service period of the award. Prior to SFAS 123(R) adoption, we accounted for share-based payments under Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees,” and accordingly generally recognized compensation expense only if options were granted to outside consultants with a discounted exercise price.

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

Effect if different assumptions used for Critical Assumption #1: While we believe that the useful lives that have been determined for our fixed assets are reasonable, different assumptions could materially affect the carrying value of the assets, as well as the depreciation expense recorded in each respective period related to those assets. During the quarter ended March 31, 2009, a significant portion of the $15.6 million of depreciation and amortization expense related to assets in the rental pool. If the depreciable life of assets in our rental pool were changed from three years to another period of time, we could incur a materially different amount of depreciation expense during the period.

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

Effect if different assumptions used for Critical Assumption #2: Impairment testing requires judgment, including estimations of useful lives of the assets, estimated cash flows, and determinations of fair value. While we believe our estimates of useful lives and cash flows are reasonable, different assumptions could materially affect the measurement of useful lives, recoverability and fair value. If actual cash flows fall below initial forecasts, we may need to record additional amortization and/or impairment charges. Additionally, while we believe that analysis of the recoverability of assets in our rental pool is accurately assessed from a homogenous level, due to the interchangeability of player stations and parts, if these assets were to be reviewed for impairment using another approach, there could be different outcomes to any impairment analysis performed.

Development Agreements. We enter into development agreements to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to exclusive placement of our player terminals, and we receive a fixed percentage of those player terminals’ win per unit over the term of the agreement. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of our guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the hold to be used to repay some or all of the advances recorded as notes receivable. Amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the life of the contract, using the straight-line method of amortization (Critical Assumption #1), which is recorded as a reduction of revenue generated from the gaming facility. In the past and in the future, we may by mutual agreement and for consideration, amend these contracts to reduce our floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset for that particular development agreement, if any.

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Critical Assumption #2). For the three-months ended March 31, 2009, there was no impairment to the assets’ carrying values.

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

Assumptions/Approach used for Critical Assumption #2: We estimate cash flows directly associated with the use of the intangible assets to test recoverability and remaining useful lives based upon the forecasted utilization of the asset and expected product revenues. In developing estimated cash flows, we incorporate assumptions regarding future performance, including estimations of the win per unit and estimated units. When the carrying amount exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset, we then compare the carrying amount to its current fair value. We recognize an impairment loss if the carrying amount is not recoverable and exceeds its fair value.

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

Income Taxes. In accordance with SFAS, No. 109, we have recorded a deferred tax assets and liabilities to account for the expected future tax benefits and consequences of events that have been recognized in our financial statements and our tax returns. There are several items that result in deferred tax asset and liability impact to the balance sheet. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, it is reduced by a valuation allowance to remove the benefit of recovering those deferred tax assets from our financial statements. Additionally, as of March 31, 2008, in accordance with FIN 48, we recorded a liability of $295,000 associated with uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are required to determine whether it is more likely than not (a likelihood of more than 50%) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position in order to record any financial statement benefit. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Assumptions/Approach Used: Numerous judgments and assumptions are inherent in the determination of future taxable income and tax return filing positions that we take, including factors such as future operating conditions.

Effect if Different Assumptions Used: Management continually evaluates complicated tax law requirements and their effect on our current and future tax liability and our tax filing positions. Despite our attempt to make an accurate estimate, the ultimate utilization of our deferred tax assets associated with the tax basis of our leased gaming equipment and property and equipment of $16.3 million is largely dependent upon our ability to generate taxable income in the future. Our liability for uncertain tax positions is dependent upon our judgment on the amount of financial statement benefit that an uncertain tax position will realize upon ultimate settlement and on the probabilities of the outcomes that could be realized upon ultimate settlement of an uncertain tax position using the facts, circumstances and information available at the reporting date to establish the appropriate amount of financial statement benefit. To the extent that a valuation allowance or uncertain tax position is established or increased or decreased during a period, we may be required to include an expense or benefit within income tax expense in the income statement.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, we had $9.2 million in unrestricted cash and cash equivalents, compared to $6.3 million at September 30, 2008. Our working capital at March 31, 2009, was $37.5 million, compared to a working capital of $34.1 million at September 30, 2008. The increase in working capital was primarily the result of increases in cash and accounts receivable of $2.9 million and $3.5 million, respectively, and a decrease in accounts payable and accrued expenses of $2.2 million, offset by a decrease in notes receivable of $8.4 million, due to the paydown of notes from development agreements. During the six-months ended March 31, 2009, we used $27.2 million for capital expenditures of property and equipment, and we collected $9.9 million, net of advances, on development agreements. As of March 31, 2009, we have $44.8 million available under the Credit Facility, subject to covenant restrictions.

As of March 31, 2009, our total contractual cash obligations were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	Total
Revolving Credit Facility(1)	$—	$—	$29,000	$29,000
Credit Facility Term Loan(2)	3,307	1,500	63,687	68,494
Operating leases(3)	2,539	961	—	3,500
Purchase commitments(4)	11,157	3,375	—	14,532
Development Agreement(5)	5,750	—	—	5,750
Total	$22,753	$5,836	$92,687	$121,276

(1)	Relating to the Revolving Credit Facility, bearing interest at the Eurodollar rate plus the applicable spread (4.75% as of March 31, 2009).
(2)	Consists of amounts borrowed under our Credit Facility at the Eurodollar rate plus the applicable spread (8.5% on $50 million and 5.5% on $17.1 million as of March 31, 2009).
(3)	Consists of operating leases for our facilities and office equipment that expire at various times through 2011.
(4)	Consists of commitments to order third-party gaming content licenses and for the purchase of player terminals.
(5)	Consists of commitments to fund in accordance with a development agreement.

During the six months ended March 31, 2009, we generated $10.9 million in cash from our operations, compared to $15.4 million during the same period of 2008. This $4.5 million decrease in cash generated from operations over the prior period was primarily due to the decrease in accounts payable which is offset by the increase in inventory.

Cash used in investing activities decreased to $19.0 million in the six months ended March 31, 2009, from $39.3 million in the same period of 2008. The decrease was primarily the result of a decrease in advances under development agreements offset by the purchase of capital expenditures of property and equipment. During the six months ended March 31, 2009, additions to property and equipment consisted of the following:

Capital Expenditures
(In thousands)
Gaming equipment	$22,336
Third-party gaming content licenses	4,955
Other	28
Total	$27,319

Cash provided by financing activities decreased to $10.6 million in the six months ended March 31, 2009, from $19.0 million in the same period of 2008. The decrease was primarily the result of a $8.3 million decrease in the net borrowings under the Credit Facility.

Our capital expenditures for the next 12 months will depend upon the number of new player terminals that we are able to place into service at new or existing facilities and the actual number of repairs and equipment upgrades to the player terminals that are currently in the field. As a result of the earnings potential of compact games in the Oklahoma market, it is our strategy to either place compact games or to convert our Oklahoma Class II games to the compact games. As part of our strategy, we will offer compact games developed by us, as well as games from two other gaming suppliers. As a result, we have entered into purchase commitments for future purchases of player stations and licenses totaling $11.2 million.

In the third quarter of fiscal 2008, we fulfilled a commitment to a significant, existing Oklahoma tribal customer to provide approximately 43.8%, or $65.6 million, of the total funding for a facility expansion. Because of our commitment to fund the expansion, we secured the right to place an additional 1,400 gaming units in the expanded facility in southern Oklahoma. We recorded all advances as a note receivable and imputed interest on the interest free loan. The discount (imputed interest) was recorded as contract rights, and as of the first quarter of fiscal 2009 is being amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. In the second quarter of fiscal 2009, we made a commitment of $7.0 million that consists of both a loan for new unit placements in an expanded facility and a placement fee for certain units to remain at the current facility for an extended period of time. As of March 31, 2009, we had advanced $1.25 million toward this commitment. The remaining commitment of $5.75 million is expected to be paid over the next three fiscal quarters in the following increments $2.75 million, $1.5 million and $1.5 million, respectively.

We are currently in compliance with our Senior Secured Credit Agreement's covenants. However, we believe there is substantial risk in our continued satisfaction of certain operating covenants in that agreement following conclusion of the quarter ended March 31, 2009. In particular, our ability to remain in compliance with our trailing twelve month EBITDA covenant is dependent upon our ability to achieve our current operating plan for the quarter ended June 30, 2009. In light of (i) current prevailing economic conditions and the inherent uncertainty of achieving and recognizing future revenue, and (ii) the difficulty of making short-term expense reductions sufficient to compensate for a revenue shortfall, we cannot be certain that we will be able to achieve our operating objectives this quarter and thereby continue to meet the EBITDA covenant, among others.

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

The Credit Facility provides us with the ability to finance development agreements and acquisitions and working capital for general corporate purposes. Amounts under the $75 million revolving credit commitment and the $75 million term loan mature in five years, and advances under the revolving credit commitment and term loan bear interest at the Eurodollar rate plus the applicable spread, tied to various levels of interest pricing determined by total debt to EBITDA. As of March 31, 2009 the $29 million drawn under the revolving credit commitment bore interest at 4.75% and two tranches of the term loan of $50 million and $17.1 million bore interest at 8.5% and 5.5%, respectively.

The Credit Facility is collateralized by substantially all of our assets, and also contains financial covenants as defined in the agreement. These covenants include (i) a minimum fixed-charge coverage-ratio of not less than 1.50 : 1.00; (ii) a maximum total debt to EBITDA ratio of not more than 2.25 : 1.00 through June 30, 2008, and 1.75 : 1.00 from September 30, 2008 thereafter; and (iii) a minimum trailing twelve-month EBITDA of not less than $57 million for the quarter ended September 30, 2007, and $60 million for each quarter thereafter. During the quarter ended March 31, 2009 a clarification was made for purposes of calculating EBITDA. As a result of this clarification, interest income will no longer be netted against interest expense for the purpose of evaluating compliance with covenants contained in the Credit Facility. There were no waivers granted or amendments made to the Credit Facility agreement related to the clarification of the calculation of adjusted EBITDA. Thus, the trailing twelve-month adjusted EBIDTA, as computed under the Credit Facility, was $61.2 million as of March 31, 2009. As of March 31, 2009, we are in compliance with the loan covenants. However, we will need to generate a minimum of $15.8 million in adjusted EBITDA in the quarter ended June 30, 2009 in order to remain in compliance with the adjusted EBITDA covenant (assuming no prior waiver or modification of such covenant).

If we are able to achieve our operating objectives in the quarter ended June 30, 2009, we believe we will remain in compliance with the financial covenants. Our operating objectives for the quarter include maintaining current levels of recurring revenue as well as the successful sale of Class III gaming equipment and recognition of related revenue from such sales. If our performance does not meet current objectives, we may not meet the EBITDA covenant, among others (See Risk Factors – “Our Credit Facility contains covenants that limit our ability to finance future operations or capital needs, or to engage in other business activities”).

The Credit Facility requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in our businesses). In the quarter ended March 31, 2008, we made a mandatory prepayment of the term loan in the amount of $4.5 million, due to an early prepayment of a development agreement note receivable. As of March 31, 2009, the Credit Facility had availability of $44.8 million, subject to covenant restrictions.

The Credit Facility also required that we enter into hedging arrangements covering at least $50 million of the term loan for a three-year period by June 1, 2008. Therefore, on May 29, 2008, we purchased, for $390,000, an interest rate cap (5% cap rate) covering $50 million of the term loan. We account for this hedge in accordance with Statement of Financial Accounting Standards No. 133, or SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet, at their respective fair values. We record changes on a mark to market basis reflecting these changes through interest expense in the statement of operations. The fair value of this hedge was approximately $11,000 at March 31, 2009.

Stock-Based Compensation

At March 31, 2009, we had approximately 7.3 million options outstanding, with exercise prices ranging from $1.00 to $18.71 per share. At March 31, 2009, approximately 4.0 million of the outstanding options were exercisable.

During the three months ended March 31, 2009, options to purchase 661,200 shares of common stock were granted at a weighted average exercise price of $2.07 per share, and we issued 550 shares of common stock as a result of stock option exercises with a weighted average exercise price of $1.42.

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

Our Credit Facility provides us with additional liquidity to meet our short-term financing needs, as further described under “Item 1. Condensed Financial Statements - Note 6 – Credit Facility, Long-Term Debt and Capital Leases.” Pursuant to our Revolving Credit Facility, we may currently borrow up to a total of $143.0 million, and our availability as of March 31, 2009, is $44.8 million, subject to covenant restrictions.

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

The Credit Facility also required that we enter into hedging arrangements covering at least $50 million of the term loan for a three-year period. On May 29, 2008, we purchased, for $390,000, an interest rate cap (5% cap rate) covering $50 million of the term loan. To the extent that Libor rates do not exceed the 5% cap rate, we estimate that a hypothetical increase of 100 basis points in interest rates would increase our annual interest expense by approximately $1.0 million, based on our variable debt outstanding of $97.5 million as of March 31, 2009.

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

Evaluation of Disclosure Control and Procedures. In the quarter ending March 31, 2009, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our senior management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2009.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. On April 5, 2009, our Board of Directors formally adopted an enhanced Compliance Program which provided additional guidelines and safeguards to enhance the Internal Controls over Financial Reporting. The program established the following committee:

Regulatory Compliance Committee: To ensure our compliance with gaming regulations for each jurisdiction in which we do business. Specifically, evaluate and track: (i) disciplinary actions taken by gaming regulators against us (and our response thereto); (ii) potential associations with unsuitable persons; and (iii) our overall compliance with regulatory requirements.

On April 5, 2009, our Board of Directors revised the SEC Disclosure Committee’s mission to read as follows:

SEC Disclosure Committee: To ensure that senior management and the Board of Directors are informed about material information regarding our business. Additionally, the Disclosure Committee shall ensure compliance with disclosure requirements inherent to our obligation to file periodic reports inclusive of: 10-K (Annual Report), 10-Q (Quarterly Report), 8-K (Current Reports), and Proxy Statements.

Each of the Regulatory Compliance and SEC Disclosure Committees was directed to enhance our internal controls by: (i) keeping us on course toward profitability while minimizing surprises, reducing risk and promoting efficiency; and (ii) enabling us to react to a rapidly changing economic and competitive environment.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to litigation from time to time in the ordinary course of our business, as well as litigation to which we are not a party that may establish laws that affect our business (see “PART I – Item 1. Condensed Financial Statements – Note 8 – Commitments and Contingencies.”).

On March 19, 2009, officials with the Alabama Governor’s Task Force seized certain of our charity bingo equipment located in Alabama. As a result of a court order issued on March 31, 2009, the State of Alabama was ordered to return all of our equipment, and the charity bingo facility, located in Lowndes County, Alabama, was able to resume its operations without threat of additional legal interference by the Governor’s Task Force, pending the final outcome of the litigation. The Governor’s Task Force filed an Emergency Motion to Stay the lower court’s order. On April 17, 2009 the Supreme Court of Alabama granted the Governor’s Task Force’s emergency motion to stay pending disposition of the underlying litigation.

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

Our ability to conduct our existing traditional business, expand operations, develop and distribute new products, games and systems, and expand into new gaming markets is subject to significant federal, state, local, Native American, and foreign regulations. Specifically, our company and our officers, directors, key employees, major shareholders, and products, games and systems are subject to licenses, findings of suitability, registrations, permits or approvals necessary for the operation of our gaming activities.

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

Historically, we have derived most of our revenue from the placement of Class II player terminals and systems for gaming activities conducted on Native American lands. These activities are subject to federal regulation under the Gambling Devices Act, 15 U.S.C. § 1171, et seq, or the Johnson Act, the Indian Gaming Regulatory Act of 1988 or IGRA, the National Indian Gaming Commission or NIGC, and the regulatory requirements of various tribal gaming commissions. The Johnson Act broadly defines “gambling devices” to include any “machine or mechanical device” designed and manufactured “primarily” for use in connection with gambling, and that, when operated, delivers money or other property to a player “as the result of the application of an element of chance.” A government agency or court that literally applied this definition, and did not give effect to subsequent congressional legislation or to certain regulatory interpretations or judicial decisions, could determine that the manufacture and use of our electronic player terminals, and perhaps other key components of our Class II gaming systems that rely to some extent upon electronic equipment to run a game, constitute Class III gaming and, in the absence of a tribal-state compact, are illegal. Our tribal customers could be subject to significant fines and penalties if it is ultimately determined they are offering an illegal game, and an adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for our business, operating results and prospects.

Additionally, our development agreements could be subject to review by the NIGC at any time. Any review of our development agreements by the NIGC, or alternative interpretations of applicable laws and regulations could require substantial modifications to the agreements or result in their designation as “management contracts,” which could materially and adversely affect the terms on which we conduct our business.

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

Our contracts with some Native American customers include a limited waiver of each tribe’s sovereign immunity, and generally provide that any dispute regarding interpretation, performance or enforcement shall be submitted to, and resolved by, arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and that any award, determination, order or relief resulting from such arbitration is binding and may be entered in any court having jurisdiction. However, in some instances, there is no limited waiver of sovereign immunity. Our largest customer, who accounts for over 43% of our revenue, has not given us a limited waiver of sovereign immunity. In the instances where tribes have not waived sovereign immunity, or in the event that a limited waiver of sovereign immunity is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a tribe. These rights and remedies include, but are not limited to, our right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract.

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

As we expand into new markets, we expect to encounter business, legal, operational and regulatory uncertainties similar to those we face in our Native American gaming business. As a result, we may encounter legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. If we are unable to effectively develop and operate within these new markets, then our business, operating results and financial condition would be impaired. For example, on March 19, 2009, officials with the Alabama Governor’s Task Force seized certain of our charity bingo equipment located in Alabama. As a result of a court order issued on March 31, 2009, the State of Alabama was ordered to return all of our equipment, and the charity bingo facility, located in Lowndes County, Alabama, was able to resume its operations without threat of additional legal interference by the Governor’s Task Force, pending the final outcome of the litigation. The Governor’s Task Force filed an Emergency Motion to Stay the lower court’s order. On April 17, 2009 the Supreme Court of Alabama granted the Governor’s Task Force’s emergency motion to stay pending disposition of the underlying litigation. If the State of Alabama seizes additional equipment at other charity bingo sites within the state, it could have a material adverse effect on our Alabama clients’ businesses, and, ultimately, a material adverse impact on our results of operations and financial condition.

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

The operating and financial restrictions and covenants in our debt agreements, including the Credit Facility, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our Credit Facility requires us to maintain a minimum EBITDA of $60 million on a trailing 12-month basis, a total debt to EBITDA leverage ratio of no more than 1.75:1.00 and a minimum fixed charge coverage ratio of at least 1.5:1.0. The Credit Facility contains certain covenants that, among other things, restrict our ability as well as our restricted subsidiaries’ ability to:

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

We have only recently begun to develop international business, and we realized revenue from the sale of an Electronic Instant Lottery System to the Israel National Lottery during fiscal 2006 and from contracts to supply Electronic Bingo Terminals to casinos in Mexico during fiscal years 2006, 2007, and 2008. Neither our transactions in Israel nor in Mexico have been profitable to date or are currently profitable, and may not lead to future profitable business. To date, we do not have as many permanent facilities opened in Mexico as we originally projected, and the win per unit in certain of the open facilities in Mexico has not met our original expectations. There can be no assurances that our games will gain market acceptance in Mexico, additional facilities will open in Mexico, or that the win per unit will increase in those facilities in Mexico currently not meeting our expectations. International transactions are subject to various risks, including but not limited to:

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

For the six months ended March 31, 2009 and 2008, approximately 66% and 58%, respectively, of our gaming revenues were from Native American tribes located in Oklahoma, and approximately 43% and 41%, respectively, of our gaming revenues were from one tribe in that state. The significant concentration of our customers in Oklahoma means that local economic changes may adversely affect our customers, and therefore our business, disproportionately to changes in national economic conditions, including more sudden adverse economic declines or slower economic recovery from prior declines. The loss of any of our Oklahoma tribes as customers would have a material and adverse effect upon our financial condition and results of operations. In addition, the legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe have avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. The legislation allows for other types of gaming, both at tribal gaming facilities and at Oklahoma racetracks. The loss of significant market share to these new gaming opportunities or the increased presence of our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.

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

Our Manufacturing and License Agreement with WMS Gaming, Inc., which was originally entered into on May 17, 2004 and amended and restated on June 29, 2005 (the “Agreement”), will expire under operation of its terms on June 30, 2009. The Agreement enabled us to distribute, at a discount, WMS licensed products (i) on an exclusive (except as to WMS) basis in the Class II and Class III Native American market in Oklahoma; (ii) on a limited exclusive basis (except as to WMS and subject to WMS’ existing commitments) in the Class II Native American market in North America, the pull tab and Class II-style bingo market in Mexico, and in the Charity markets in Alabama; and (iii) on a non exclusive basis for the Class III market in Washington. After June 30, 2009, we may continue to distribute WMS products pursuant to certain sell-off rights in Oklahoma and Mexico and certain limited distribution rights in Washington; however, we will not have the benefits of a contractual discount or a grant of exclusivity.

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

Certain of our contracts with our Native American customers relating to our Legacy and Reel Time Bingo system games provide that our customers receive, on a daily basis, an agreed percentage of gross gaming revenues based upon an assumed level of prize payouts, rather than the actual level of prize payouts. This arrangement can result in our paying our customers amounts greater than our customers’ percentage share of the actual win per unit. In addition, because the prizes awarded in our games are based upon assumptions as to the number of players in each game and statistical assumptions as to the frequency of winners, we may experience on any day, or over short periods of time, a “game deficit,” where the aggregate amount of prizes paid exceeds aggregate game revenues. If we have to make any excess payments to customers, or experience a game deficit over any statistically relevant period of time, we are contractually entitled to adjust the rates of prize payout to end users in order to recover any deficit. In the future, we may miscalculate our statistical assumptions, or for other reasons we may experience abnormally high rates of jackpot prize wins, which could materially and adversely affect our cash flow on a temporary or long-term basis, and which could materially and adversely affect our earnings and financial condition.

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

We could be adversely affected by an outbreak of a disease that negatively affects our customers.

In mid-April of 2009, there was an outbreak of the influenza H1N1 virus, or “swine flu,” in Mexico, which caused the temporary closing of several of our client’s bingo parlors in that country. Additionally, there have been sporadic outbreaks of swine flu, including in the southwestern United States and Mexico, where our most significant clients are located. If the swine flu outbreak, or the outbreak of another disease (such as SARS or avian flu), discourages people from traveling or causes people to avoid public places (including casinos and bingo parlors), it could have a material adverse effect on our clients’ gaming businesses and, ultimately, a material adverse impact on our results of operations and financial condition.

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

We have excess player stations not deployed at March 31, 2009, which were intended to be deployed at facilities in Mexico. If the opening of facilities is altered negatively, either by significant delay, or by cancellation, the realizable value of these assets could be reduced. In such instances we may be required to recognize increased expense on our income statement related to the impairment of these assets.

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

Date: May 8, 2009	Multimedia Games, Inc.
	By:	/s/ Adam D. Chibib†
Adam D. Chibib
Chief Financial Officer

†Mr. Chibib is signing as an authorized officer and as our Principal Financial Officer and Principal Accounting Officer.

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION
3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Amendment to Articles of Incorporation	(2)
3.3	Second Amended and Restated Bylaws, as Amended	(3)
10.1	Employment Agreement executed February 2, 2009 between the Company and Adam Chibib	(4)
10.2	Employment Agreement executed January 12, 2009 between the Company and Mick Roemer	(*)
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)
31.2	Certification of Principal Accounting Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)
32.1	Certification as required by Section 906 of the Sarbanes Oxley Act of 2002	(*)

(1)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission, or SEC, for the quarter ended March 31, 1997.
(2)	Incorporated by reference to our Form 10-Q filed with the SEC for the quarter ended December 31, 2003.
(3)	Incorporated by reference to our Form 10-K filed with the SEC on December 15, 2008.
(4)	Incorporated by reference to our Form 8-K filed with the SEC on February 2, 2009.
(*) Filed herewith.