Form 10-Q
period 2009-06-30
MULTIMEDIA GAMES INC
filed 2009-08-10
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:         Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):Yes ☐  No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 4, 2009, there were 27,081,846 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

	Consolidated Balance Sheets
	(As of June 30, 2009 and September 30, 2008)	3

	Consolidated Statements of Operations
	(For the three months ended June 30, 2009 and 2008)	5

	Consolidated Statements of Operations
	(For the nine months ended June 30, 2009 and 2008)	6

	Consolidated Statements of Cash Flows
	(For the nine months ended June 30, 2009 and 2008)	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults upon Senior Securities	50

Item 4.	Submission of Matters to a Vote of Security Holders	50

Item 5.	Other Information	50

Item 6.	Exhibits	50

Signatures		51

Exhibit Index

PART I

FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MULTIMEDIA GAMES, INC.
CONSOLIDATED BALANCE SHEETS
As of June 30, 2009 and September 30, 2008
(In thousands, except shares)
(Unaudited)

ASSETS	June 30, 2009	September 30, 2008
CURRENT ASSETS:
Cash and cash equivalents	$9,438	$6,289
Accounts receivable, net of allowance for doubtful accounts of $1,934 and $1,209, respectively	23,829	23,566
Inventory	3,000	2,445
Deferred contract costs, net	2,142	998
Prepaid expenses and other	2,493	2,170
Current portion of notes receivable, net	15,482	23,072
Federal and state income tax receivable	4,065	2,198
Deferred income taxes	6,398	6,876
Total current assets	66,847	67,614
Restricted cash and long-term investments	804	868
Leased gaming equipment, net	38,915	36,024
Property and equipment, net	57,937	67,329
Long-term portion of notes receivable, net	42,498	46,690
Intangible assets, net	35,647	37,356
Deferred income taxes	19,259	16,902
Other assets	2,432	4,157
Total assets	$264,339	$276,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,675	$1,544
Accounts payable and accrued expenses	31,445	29,248
Federal and state income tax payable	—	33
Deferred revenue	4,939	2,640
Total current liabilities	38,059	33,465
Revolving line of credit	16,000	19,000
Long-term debt, less current portion	65,738	66,444
Other long-term liabilities	857	1,131
Deferred revenue, less current portion	3,009	6,168
Total liabilities	123,663	126,208
Commitments and contingencies
Stockholders’ equity:
Preferred stock: Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 32,763,421 and 32,511,988 shares issued, and 26,860,004 and 26,608,571 shares outstanding, respectively	328	325

MULTIMEDIA GAMES, INC.
CONSOLIDATED BALANCE SHEETS – (Continued)
As of June 30, 2009 and September 30, 2008
(In thousands, except shares)
(Unaudited)

	June 30, 2009	September 30, 2008
Additional paid-in capital	84,938	83,076
Treasury stock, 5,903,417 common shares at cost	(50,128)	(50,128)
Retained earnings	107,103	117,581
Accumulated other comprehensive loss, net	(1,565)	(122)
Total stockholders’ equity	140,676	150,732
Total liabilities and stockholders’ equity	$264,339	$276,940

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2009 and 2008
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2009	2008
REVENUES:
Gaming revenue:
Oklahoma compact	$15,045	$14,562
Class II	4,720	6,239
Charity	2,229	3,332
All other	5,356	5,467
Gaming equipment, system sale and lease revenue	3,786	314
Other	993	338
Total revenues	32,129	30,252
OPERATING COSTS AND EXPENSES:
Cost of gaming equipment and systems sold and royalty fees	2,137	336
Selling, general and administrative expenses	15,650	16,102
Amortization and depreciation	15,581	13,605
Total operating costs and expenses	33,368	30,043
Operating income (loss)	(1,239)	209
OTHER INCOME (EXPENSE):
Interest income	1,156	1,342
Interest expense	(1,390)	(2,031)
Other income	—	828
Income (loss) before income taxes	(1,473)	348
Income tax expense	313	(184)
Net income (loss)	$(1,160)	$164

Basic earnings (loss) per common share	$(0.04)	$0.01

Diluted earnings (loss) per common share	$(0.04)	$0.01

Shares used in earnings (loss) per common share:

Basic	26,693	26,339

Diluted	26,693	27,153

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended June 30, 2009 and 2008
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended June 30,
	2009	2008
REVENUES:
Gaming revenue:
Oklahoma compact	$44,174	$40,261
Class II	14,895	21,825
Charity	7,646	11,585
All other	15,734	15,367
Gaming equipment, system sale and lease revenue	9,907	2,463
Other	2,219	1,188
Total revenues	94,575	92,689
OPERATING COSTS AND EXPENSES:
Cost of gaming equipment and systems sold and royalty fees	6,311	1,540
Selling, general and administrative expenses	56,387	48,836
Amortization and depreciation	46,085	38,561
Total operating costs and expenses	108,783	88,937
Operating income (loss)	(14,208)	3,752
OTHER INCOME (EXPENSE):
Interest income	3,692	3,612
Interest expense	(5,416)	(6,662)
Other income	74	2,038
Income (loss) before income taxes	(15,858)	2,740
Income tax (expense) benefit	5,380	(919)
Net income (loss)	$(10,478)	$1,821

Basic earnings (loss) per common share	$(0.39)	$0.07

Diluted earnings (loss) per common share	$(0.39)	$0.07

Shares used in earnings (loss) per common share:
Basic	26,653	26,271

Diluted	26,653	27,242

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2009 and 2008
(In thousands)
(Unaudited)

	Nine Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2009	2008
Net income (loss)	$(10,478)	$1,821
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization	3,763	3,450
Depreciation	42,322	35,111
Accretion of contract rights	4,500	3,007
Provisions for long lived asset impairment	1,316	234
Deferred income taxes	(1,879)	(4,516)
Share-based compensation	1,487	895
Provision for doubtful accounts	920	300
Interest income from imputed interest on development agreements	(3,313)	(3,064)
Changes in operating assets and liabilities:
Accounts receivable	(2,938)	(2,790)
Inventory	479	1,157
Deferred contract costs	(1,144)	(212)
Prepaid expenses and other	1,402	(1,071)
Federal and state income tax payable/receivable	(1,900)	(1,229)
Notes receivable	1,176	(7,518)
Accounts payable and accrued expenses	2,197	(566)
Other long-term liabilities	(210)	300
Deferred revenue	(860)	5,822
NET CASH PROVIDED BY OPERATING ACTIVITIES	36,840	31,131
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(37,306)	(30,698)
Proceeds from disposal of assets	—	340
Acquisition of intangible assets	(2,266)	(3,849)
Advances under development agreements	(7,000)	(41,660)
Repayments under development agreements	15,766	19,060
NET CASH USED IN INVESTING ACTIVITIES	(30,806)	(56,807)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants, and related tax benefit	378	277
Proceeds from shares issued	—	1,168
Proceeds from long-term debt	7,275	3,196
Proceeds from revolving lines of credit	10,000	31,052
Payments on long-term debt	(7,850)	(7,722)
Payments on revolving lines of credit	(13,000)	(3,881)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(3,197)	24,090
EFFECT OF EXCHANGE RATES ON CASH	312	(26)
Net increase (decrease) in cash and cash equivalents	3,149	(1,612)
Cash and cash equivalents, beginning of period	6,289	5,805
Cash and cash equivalents, end of period	$9,438	$4,193
SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$4,879	$5,390
Income tax paid(refunded), net	$(2,124)	$6,661
NON-CASH TRANSACTIONS:
Change in contract rights resulting from imputed interest on development agreement notes receivable	$(342)	$6,876
Transfer of leased gaming equipment to inventory	$1,034	$—

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

The unaudited financial statements included herein as of June 30, 2009, and for each of the three and nine month periods ended June 30, 2009 and 2008, have been prepared by the Company pursuant to accounting principles generally accepted in the United States, and the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the three and nine month periods ended June 30, 2009 are not necessarily indicative of the results which will be realized for the year ending September 30, 2009. We have evaluated all subsequent events through August 7, 2009, the date that the financial statements were issued.

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

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Reclassification – Reclassifications were made to the prior-period condensed consolidated statement of cash flows to conform to the current-period financial statement presentation. This reclassification did not have an impact on the Company’s previously reported results of operations.

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

Gaming Revenue generated by player terminals deployed at sites under development agreements is reduced by the accretion of contract rights from those development agreements. Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements, described under “Development Agreements.” The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the condensed consolidated statements of operations.

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

Costs and Billings on Uncompleted Contract – During fiscal 2008, the Company entered into a fixed-price contract with a customer, pursuant to which it will deliver an electronic bingo system. Revenues from this fixed-price contract will be recognized on the completed-contract method in accordance with American Institute of Certified Public Accountants Statement of Position 81-1, or SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” In the event that the Company expected a loss on a contract accounted for under SOP 81-1, the Company would record the entire estimated loss in the quarter in which it was determined that a loss was expected. At June 30, 2009 no loss provision related to this contract has been recorded.

Contract costs include all direct material and labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies and tools. General and administrative costs are charged to expense as incurred.

Costs in excess of amounts billed are classified as current assets under “Deferred contract costs, net.”

At June 30, 2009, the following amounts were recorded in the Company’s condensed consolidated balance sheet:

June 30, 2009
(in thousands)
Costs incurred on uncompleted contracts	$3,024
Billings on uncompleted contracts	(882)
Deferred contract costs	$2,142

Cash and Cash Equivalents – The Company considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Restricted Cash and Long-Term Investments – Restricted cash and long-term investments at June 30, 2009, amounted to $804,000, representing the fair value of investments held by the Company’s prize fulfillment firm related to outstanding MegaBingo® jackpot prizes.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

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

Other Income – The Company had no other income for the three months ended June 30, 2009 and $74,000 for the nine months ended June 30, 2009. The Company had other income of $828,000 and $2.0 million for the three and nine months ended June 30, 2008, respectively. Historically, other income consisted of distributions from a limited partnership interest, accounted for on the cost basis.

Other Long-Term Liabilities – Other long-term liabilities at June 30, 2009 include investments held at fair value by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities.  These annuities were $804,000 as of June 30, 2009 and $868,000 as of September 30, 2008. Also included in other liabilities were amounts due under a separation agreement with a former Chief Executive Officer, totaling $53,000 as of June 30, 2009 and $263,000 as of September 30, 2008.

Fair Value of Financial Instruments – The fair value of a financial instrument, as defined by Statement of Financial Accounting Standards, or SFAS No. 157, “Fair Value Measurements,” is the exit price, which is the price that would be received to sell an asset or paid to transfer a liability in a transaction between market participants at the measurement date.  SFAS No. 157 establishes a three tier fair value hierarchy that prioritizes inputs to valuation techniques used for fair value measurement.

-	Level 1 consists of observable market data in an active market for identical assets or liabilities.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

-	Level 2 consists of observable market data, other than that included in Level 1, that is either directly or indirectly observable.

-
Level 3 consists of unobservable market data. The input may reflect the assumptions of the Company, not a market participant, if there is little available market data and the Company’s own assumptions are considered by management to be the best available information.

In the case of multiple inputs being used in fair value measurement, the lowest level input that is significant to the fair value measurement represents the level in the fair value hierarchy in which the fair value measurement is reported.  At June 30, 2009, the carrying amounts for the Company’s financial instruments, which include accounts and notes receivable, accounts payable, the Revolving Credit Facility, and long-term debt and capital leases, approximated fair value.

Segment and Related Information – Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

Costs of Computer Software – Software development costs have been accounted for in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Under SFAS No. 86, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized software development costs of approximately $677,000 and $1.8 million during the three and nine month periods ended June 30, 2009, respectively, and $854,000 and $3.0 million during the three and nine month periods ended June 30, 2008, respectively. Software development costs primarily consist of personnel costs and rent for related office space. The Company began to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, not to exceed five years. Amortization of software development costs is included in amortization and depreciation in the accompanying consolidated statements of operations.

Income Taxes – The Company accounts for income taxes using the asset and liability method and applies the provisions of SFAS, No. 109, “Accounting for Income Taxes,” as well as the Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or FIN 48. Under SFAS No. 109, deferred tax liabilities or assets arise from differences between the tax basis of liabilities or assets and their bases for financial reporting, and are subject to tests of recoverability in the case of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets to the extent realization is not judged to be more likely than not. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 in the first quarter of fiscal 2008 and recorded a liability of $295,000 related to uncertain tax positions in the first quarter of fiscal 2008. There have been no changes to the reserves recorded related to FIN 48.

Treasury Stock – The Company utilizes the cost method for accounting for its treasury stock acquisitions and dispositions.

Share-Based Compensation – On October 1, 2005, the Company adopted the provisions of SFAS No. 123(revised), “Share-Based Payment.” Among other items, SFAS No. 123(R) eliminated the use of APB No. 25, “Accounting for Stock Issued to Employees” and the intrinsic value method of accounting, and requires the Company to recognize in the financial statements, the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. To measure the fair value of stock options granted to employees, the Company currently utilizes the Black-Scholes-Merton option-pricing model, consistent with the method used for pro forma disclosures under SFAS No. 123. SFAS No. 123(R) permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. The Company applied the “modified prospective” method, under which compensation cost is recognized in the financial statements beginning with the adoption date for all share-based payments granted after that date, and for all unvested awards granted prior to the adoption date of SFAS No. 123(R).

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

There were 21,400 option grants issued to employees during the quarter ended June 30, 2009 at an average fair value per share price of $2.25. Total pretax share-based compensation for the three and nine month periods ended June 30, 2009 was $363,000 and $1.5 million, respectively, and $308,000 and $896,000 for corresponding periods ended June 30, 2008. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $89,000 and $384,000 for the three and nine month periods ended June 30, 2009, respectively, and $28,000 and $131,000 for the corresponding periods ended June 30, 2008. As of June 30, 2009, $4.7 million of unamortized stock compensation expense will be recognized over the vesting periods of the various option grants.

Foreign Currency Translation. The Company accounts for currency translation in accordance with SFAS No. 52, “Foreign Currency Translation.” Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss) a component of shareholder equity, in accordance with SFAS 130, “Reporting Comprehensive Income.” Transactional currency gains and losses arising from transactions in currencies other than the Company’s local functional currency are included in the condensed consolidated statement of operations in accordance with SFAS No. 52.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities,” which permits entities to choose to measure many financial instruments and certain other items at fair value with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement became effective for the Company beginning in October 2008. The implementation of SFAS No. 159, effective October 1, 2008, did not have a material effect on the consolidated financial statements in the quarter ended June 30, 2009.

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

In May 2008, the FASB issued SFAS No. 162, “Hierarchy of Generally Accepted Accounting Principles.” SFAS 162 identifies the sources of accounting principles and a framework for selecting the principles to be used in preparation of financial statements of nongovernmental entities that are prepared in conformity with generally accepted accounting principles in the United States (“the GAAP Hierarchy”). The current GAAP hierarchy is set forth in the AICPA Statement of Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” However, the FASB believes that GAAP hierarchy should be directed to entities rather than auditors because the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  SFAS No. 162 was effective November 15, 2008.  The adoption of SFAS No. 162 did not impact our consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events, “ which establishes the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. Consistent with SFAS No. 165 requirements for public entities, we evaluate subsequent events through the date the financial statements are issued.  SFAS No. 165 should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure, in its financial statements.  SFAS No. 165 is effective for reporting periods ending after June 15, 2009.  The adoption of SFAS No. 165 did not impact our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles (a replacement of SFAS No. 162),” which will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this statement, the codification will supersede all then-existing non-SEC accounting and reporting standards; and all non-grandfathered, non-SEC accounting literature not included in the codification will be superseded and deemed non-authoritative.  SFAS No. 168 is effective for financial statements issued for the interim and annual periods ending after September 30, 2009.  The adoption of SFAS No. 168 will not impact our consolidated financial position, results of operation or cash flows

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

2.     DEVELOPMENT AGREEMENTS

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

In the third quarter of fiscal 2008, the Company fulfilled a commitment to a significant, existing Oklahoma tribal customer to provide approximately 43.8%, or $65.6 million, of the total funding for a facility expansion. Because of the Company’s commitment to fund the expansion, it secured the right to place an additional 1,400 gaming units in the expanded facility in southern Oklahoma. The Company recorded all advances as a note receivable and imputed interest on the interest free loan. The discount (imputed interest) was recorded as contract rights, and as of the first quarter of fiscal 2009 is being amortized ratably over the life of the agreement. The repayment period of the note will be based on the performance of the facility. In the second quarter of fiscal 2009, the Company made a commitment of $7.0 million that consists of both a loan for new unit placements in an expanded facility and a placement fee for certain units to remain at the current facility for an extended period of time. As of June 30, 2009, the Company had advanced $4.0 million toward this commitment. The remaining commitment of $3.0 million is expected to be paid over the next two fiscal quarters with $1.5 million being paid each quarter.

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstance during the three or nine month periods ended June 30, 2009, which would require an impairment charge to the assets’ carrying value.

The following net amounts related to advances made under development agreements and were recorded in the following balance sheet captions:

	June 30, 2009	September 30, 2008
Included in:	(In thousands)
Notes receivable, net	$51,145	$61,750
Intangible assets – contract rights, net of accumulated amortization	29,983	29,368

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

3.     PROPERTY AND EQUIPMENT AND LEASED GAMING EQUIPMENT

The Company’s property and equipment and leased gaming equipment consisted of the following:

	June 30, 2009	September 30, 2008	Estimated Useful Lives
	(In thousands)
Gaming equipment and third-party gaming content licenses available for deployment (1)	$21,233	$30,252
Deployed gaming equipment	104,616	96,584	3-5 years
Deployed third-party gaming content licenses	40,155	34,444	1.5-3 years
Tribal gaming facilities and portable buildings	4,057	4,720	5-7 years
Third-party software costs	7,829	7,732	3-5 years
Vehicles	3,280	3,502	3-10 years
Other	3,170	3,191	3-7 years
Total property and equipment	184,340	180,425
Less accumulated depreciation and amortization	(126,403)	(113,096)
Total property and equipment, net	$57,937	$67,329
Leased gaming equipment	$157,682	$165,903	3 years
Less accumulated depreciation	(118,767)	(129,879)
Total leased gaming equipment, net	$38,915	$36,024

(1)	Gaming equipment and third-party gaming content licenses begin depreciating when they are placed in service.

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company (i) recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows; and (ii) measures an impairment loss as the difference between the carrying amount and fair value of the asset.

During the three and nine month periods ended June 30, 2009, in the ordinary course of business activities or upon reviewing the account balances, the Company disposed of or wrote off $55,000 and $132,000, respectively of third-party gaming content licenses, tribal gaming facilities and portable buildings, vehicles, deployed gaming equipment, or other equipment. In the same periods ended June 30, 2008, the Company disposed of or wrote off $484,000 and $615,000, respectively.

Leased gaming equipment includes player terminals placed under participation arrangements that are either at customer facilities or in the rental pool.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

4.     INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following:

	June 30, 2009	September 30, 2008	Estimated Useful Lives
	(In thousands)
Contract rights under development agreements	$46,377	$41,325	5-7 years
Internally-developed gaming software	27,745	26,473	1-5 years
Patents and trademarks	8,402	8,464	1-5 years
Other	1,054	1,054	3-5 years
Total intangible assets	83,578	77,316
Less accumulated amortization – all other	(47,931)	(39,960)
Total intangible assets, net	$35,647	$37,356

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements. The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the accompanying consolidated statements of operations.

Internally developed gaming software is accounted for under the provisions of SFAS No. 86 and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally-developed games over a twelve month period, gaming engines over an eighteen month period, gaming systems over a three-year period and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the three and nine month periods ended June 30, 2009, amortization expense related to internally-developed gaming software was $813,000 and $3.0 million, respectively, compared to $891,000 and $2.4 million, respectively, for the three and nine month periods ended June 30, 2008. During the three and nine month periods ended June 30, 2009, the Company wrote off $372,000 and $827,000, respectively, related to internally-developed gaming software and patents and trademarks, compared to write-offs of $42,000 and $350,000 in the same periods ended June 30, 2008.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

5.     NOTES RECEIVABLE

The Company’s notes receivable consisted of the following:

	June 30, 2009	September 30, 2008
	(In thousands)
Notes receivable from development agreements	$59,440	$72,706
Less imputed interest discount reclassed to contract rights	(8,295)	(10,956)
Notes receivable from equipment sales and other	6,835	8,012
Notes receivable, net	57,980	69,762
Less current portion	(15,482)	(23,072)
Notes receivable – non-current	$42,498	$46,690

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

Notes receivable from equipment sales consisted of financial instruments issued by customers for the purchase of player terminals and licenses, and bore interest at 4.13% as of June 30, 2009. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the note receivable outstanding.

6.    CREDIT FACILITY, LONG-TERM DEBT AND CAPITAL LEASES

The Company’s Credit Facility, long-term debt and capital leases consisted of the following:

	June 30, 2009	September 30, 2008
	(In thousands)
Long-term revolving lines of credit	$16,000	$19,000
Term loan facility	$67,413	$67,988
Less current portion	(1,675)	(1,544)
Long-term debt, less current portion	$65,738	$66,444

Credit Facility. On April 27, 2007, the Company entered into a $150 million Credit Facility which replaced its previous credit facility in its entirety. On October 26, 2007, the Company amended the Credit Facility, and transferred a portion of the revolving credit commitment to a fully funded term loan due April 27, 2012. The term loan is amortized at an annual amount of 1% per year, payable in equal quarterly installments beginning January 1, 2008, with the remaining amount due on the maturity date. The Company entered into a second amendment to the Credit Facility on December 20, 2007. The second amendment (i) extended the hedging arrangement date related to a portion of the term loan to June 1, 2008; and (ii) modified the interest rate margin applicable to the Credit Facility.

On July 22, 2009, the Company entered into a third amendment to the Credit Facility.  Under the terms of the amended credit agreement, the calculation of Consolidated EBITDA for the purposes of evaluating compliance with the specified covenants will now reflect the add-back of several items including: i) legal costs and settlement fees incurred in the trailing four-quarter period related to litigation with Diamond Game Enterprises, Inc., or Diamond Game, which was settled on May 1, 2009; ii) all non-cash stock-based compensation expenses; and, iii) up to $10 million, in aggregate, of additional non-cash asset impairment charges that the Company may incur in future periods. In conjunction with the third amendment, the Company reduced the total borrowing capacity of the credit facility to $125 million from the previous total borrowing capacity of $150 million and agreed to a LIBOR floor of 2%, which would have increased the interest rate paid as of June 30, 2009 by approximately 1.7%. On July 23, 2009, the Company paid a one-time fee of 25 basis points of the total borrowing capacity of $125 million as well as other customary fees associated with the amendment.

The Credit Facility provides the Company with the ability to finance development agreements and acquisitions and working capital for general corporate purposes. Amounts under the $65 million revolving credit commitment and the $60 million term loan mature on April 27, 2012, and advances under the term loan and revolving credit commitment bear interest at the Eurodollar rate plus the applicable spread, tied to various levels of interest pricing determined by total debt to EBITDA (EBITDA is defined as earnings before interest, taxes, amortization, depreciation, and accretion of contract rights). As of June 30, 2009, the $16.0 million drawn under the revolving credit commitment bore interest at 4.13% and two tranches of the term loan of $50.0 million and $17.1 million bore interest at 4.82% and 4.88%, respectively. Also included in the June 30, 2009 and 2008 balances are approximately $350,000 and $567,000, respectively, of accrued interest.

The Credit Facility is collateralized by substantially all of the Company’s assets, and also contains financial covenants as defined in the agreement. These covenants include (i) a minimum fixed-charge coverage-ratio of not less than 1.50 : 1.0; (ii) a maximum total debt to EBITDA ratio of not more than 2.25 : 1.00 through June 30, 2008, and 1.75 : 1.00 from September 30, 2008 thereafter; and (iii) a minimum trailing twelve-month EBITDA of not less than $60 million for each quarter. As of June 30, 2009, the Company is in compliance with its loan covenants. The Credit Facility requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in its businesses). In the second quarter of 2008, the Company made a mandatory prepayment of the term loan in the amount of $4.5 million, due to an early prepayment of a development agreement note receivable. After taking into account the third amendment, we had availability of $45.0 million, subject to covenant restrictions, under our Credit Facility.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

The Credit Facility also required that the Company enter into hedging arrangements covering at least $50 million of the term loan for a three-year period by June 1, 2008. Therefore, on May 29, 2008, the Company purchased, for $390,000, an interest rate cap (5% cap rate) covering $50 million of the term loan. The Company accounts for this hedge in accordance with SFAS No. 133 which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet, at their respective fair values. The Company records changes on a mark to market basis, changes to the fair value of the interest rate cap on a quarterly basis. These changes in fair value are recorded in interest expense in the condensed consolidated statement of operations.

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

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Income (loss) available to common stockholders (in thousands)	$(1,160)	$164	$(10,478)	$1,821
Weighted average common shares outstanding	26,693,006	26,338,774	26,653,093	26,270,676
Effect of dilutive securities:
Options	-	814,539	-	971,046
Weighted average common and potential shares outstanding	26,693,006	27,153,313	26,653,093	27,241,722
Basic earnings (loss) per share	$(0.04)	$0.01	$(0.39)	$0.07
Diluted earnings (loss) per share	$(0.04)	$0.01	$(0.39)	$0.07

The Company had the following options to purchase shares of common stock that were not included in the weighted average common and potential shares outstanding in the computation of dilutive earnings per share, due to the antidilutive effects:

	Three months ended June 30,		Nine months ended June 30,
	2009	2008	2009	2008
Common Stock Options	7,071,583	2,704,241	6,989,626	2,483,158
Range of exercise price	$1.00-18.71	$4.68–21.53	$1.00-$21.53	$7.40-21.53

In the three and nine month periods ended June 30, 2009, options to purchase approximately 6.0 million and 6.0 million shares of common stock, with exercise prices ranging from $2.35 to $18.71 per share and $1.87 to $21.53 per share, respectively, were not included in the computation of dilutive earnings per share, due to the antidilutive effect, and approximately 1.1 million and 964,000 equivalent shares were not included, due to the loss generated in the current periods.

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

Cory Investments Ltd. On May 7, 2008, Cory Investments, LTD., or Cory Investments, filed suit in the state court in Oklahoma City, Oklahoma against the Company, along with others, including Clifton Lind; Robert Lannert; Gordon Graves; Video Gaming Technologies, Inc. or VGT and its president, Jon Yarbrough, and a former VGT representative, John Marley; Worldwide Gaming Technologies, or WGT; AGS, LLC, d/b/a American Gaming Systems; AGS Partners, LLC; Ronald Clapper, the owner of WGT, AGS, LLC and AGS Partners; Sierra Design Group; and Bally Technologies, Inc. Cory Investments asserts that the Company offered allegedly illegal Class III games on the MegaNanza® and Reel Time Bingo® gaming systems to Native American tribes in Oklahoma, which had a severely negative impact on Cory Investments’ market for its legal Class II games. Cory Investments also alleges that the defendants conspired to drive it and other Class II competitors out of the Class II market in Oklahoma and other states. In addition to the conspiracy allegations, Cory Investments alleges nine causes of action, including: (i) deceptive trade practices; (ii) common law unfair competition; (iii) wrongful interference with business; (iv) malicious wrong/prima facie tort; (v) intentional interference with contract; and (vi) unreasonable restraint of trade. Cory Investments is seeking unspecified actual and punitive damages and equitable relief.

All of the defendants filed motions to dismiss which were denied by the Court on May 27, 2009.  The discovery stage of the suit is in progress.

The Company believes that the claims of Cory Investments are without merit and intends to defend the case vigorously. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

International Gamco. International Gamco, Inc., or Gamco, claiming certain rights in U.S. Patent No. 5,324,035, or the ‘035 Patent, brought suit against the Company on May 25, 2004 in the U.S. District Court for the Southern District of California alleging that the Company’s central determinant system, as operated by the New York State Lottery, infringes the ‘035 Patent. Gamco claims to have acquired ownership of the ‘035 Patent from Oasis Technologies, Inc., or Oasis, a previous owner of the ‘035 Patent. In February 2003, Oasis assigned the ‘035 Patent to International Game Technology, or IGT. Gamco claims to have received a license back from IGT for the New York State Lottery. The lawsuit claims that the Company infringed the ‘035 Patent after the date on which Gamco assigned the ‘035 Patent to IGT.

The Company has made a number of challenges to Gamco’s standing to sue for infringement of the ‘035 Patent. On October 15, 2007, pursuant to an interlocutory appeal, the federal circuit court reversed the district court’s order when it held that Gamco did not have sufficient rights in the ‘035 Patent to sue the Company without the involvement of the patent owner, IGT.

On December 4, 2007, Gamco and IGT entered into an Amended and Restated Exclusive License Agreement whereby IGT granted to Gamco exclusive rights to the ‘035 Patent in the state of New York and the right to sue for past infringement of the same. On January 9, 2008, Gamco filed its third amended complaint for infringement of the ‘035 Patent against the Company. On January 28, 2008, the Company filed an answer to the complaint denying liability. The Company also filed a third amended counterclaim against Oasis, Gamco and certain officers of Gamco, for fraud, promise without intent to perform, negligent misrepresentation, breach of contract, specific performance and reformation of contract with regard to the Company’s rights under the Sublicense Agreement for the ‘035 Patent, as well as for non-infringement and invalidity of the ‘035 Patent. These parties have filed a motion to dismiss and a motion for summary judgment as to these claims. The Company has filed a motion for partial summary judgment on its breach of contract and specific performance claims seeking to enforce the terms of the Sublicense Agreement. The Company has also moved for summary judgment on Gamco’s complaint on the ground that it is a licensee. On February 25, 2009, on its own motion, the court continued the hearing on these motions. All motions to dismiss and motions for summary judgment were heard on July 16, 2009.  Following oral arguments, the court took the motions under submission.  No decisions on those motions have been made.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(Unaudited)

On January 13, 2009, the court held a Markman hearing to construe the claims of the ‘035 Patent. The Court also heard argument on the Company’s motion for partial summary judgment to invalidate all of the means-plus-function claims of the ‘035 Patent under 35 U.S.C. § 112¶ 6. On January 15, 2009, the court issued an order granting Gamco leave to amend its proposed constructions on the means-plus function claims and setting a schedule for supplemental briefing on amended claims construction, stating that none of the structures proposed by Gamco in the claim chart considered by the court referenced an algorithm that was needed to satisfy federal circuit court standards. On April 20, 2009, the court issued its claim construction ruling and denied the Company’s motion for partial summary judgment. A telephonic status conference is currently scheduled to take place on August 28, 2009. A trial date has not yet been set by the court.

The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

Other. In addition to the threat of litigation relating to the Class II or Class III status of the Company’s games and equipment, the Company is the subject of various pending and threatened claims arising out of the ordinary course of business. The Company believes that any liability resulting from these various other claims will not have a material adverse effect on its results of operations or financial condition or cash flows. During its ordinary course of business, the Company enters into obligations to defend, indemnify and/or hold harmless various customers, officers, directors, employees and other third parties. These contractual obligations could give rise additional litigation cost and involvement in court proceedings.

The Company is not aware of any pending litigation or sanctions related to violations of government regulations at this time.  Existing federal and state regulations may impose civil and criminal sanctions for various activities prohibited in connection with gaming operations, including but not limited to: (i) false statements on applications; (ii) failure or refusal to obtain required licenses; and / or (iii) the placement of gaming devices, terminals, player stations, and / or units.

Additionally, the Company may become subject to litigation related to its charity bingo business in Alabama. Conflicting public statements have been made by the Alabama Governor’s office and the Alabama Attorney General’s office regarding the legality of certain types of equipment commonly used to play charity bingo within the state of Alabama.  On March 19, 2009, the Governor’s Task Force on illegal games raided the White Hall Entertainment Center and seized games from various gaming manufacturers, including approximately 34 of the Company’s games, and certain of our charity bingo equipment located in Alabama. As a result of a court order issued on March 28, 2009, the State of Alabama was ordered to return all of the equipment and refrain from further seizures at White Hall. The charity bingo facility, located in Lowndes County, Alabama, was able to resume its operations pending the final outcome of the litigation. The Governor’s Task Force appealed the trial court’s order and filed an Emergency Motion to Stay the trial court’s order. On April 17, 2009, the Supreme Court of Alabama granted the Governor’s Task Force’s Emergency Motion to Stay pending disposition of the appeal.  The charity that operates White Hall asked the Supreme Court of Alabama to dismiss the appeal in order for the trial court to rule on the merits.  The Supreme Court of Alabama has not ruled on this and other motions.  Additionally, the Governor’s Task Force filed a forfeiture action against all of the equipment seized at White Hall.  It is possible that further proceedings will be initiated in the future.

9.     SUBSEQUENT EVENTS

On July 22, 2009, the Company entered into a third amendment to its Credit Facility. See discussion of the amendment in Note 6 – Credit Facility, Long-Term Debt and Capital Leases.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUTURE EXPECTATIONS AND FORWARD-LOOKING STATEMENTS

This Quarterly Report and the information incorporated herein by reference contain various “forward-looking statements” within the meaning of federal and state securities laws, including those identified or predicated by the words “believes,” “anticipates,” “expects,” “plans,” “will,” “seeking,” or similar expressions with forward-looking connotations. Such statements are subject to a number of risks and uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the uncertainties inherent in the outcome of any litigation of the type described in this Quarterly Report under “Part I – Item 1. Condensed Consolidated Financial Statements – Note 8 – Commitments and Contingencies” and “PART II – Item 1. Legal Proceedings,” trends and other expectations described in “PART I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” risk factors disclosed in our earnings and other press releases issued to the public from time to time, as well as those other factors as described under “PART II – Item 1A. Risk Factors” set forth below. Given these uncertainties, readers of this Quarterly Report are cautioned not to place undue reliance upon such statements. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligations to update any such forward-looking statements.

Overview

We are a developer and distributor of comprehensive systems, content, electronic games and gaming player terminals for the casino, charity, international bingo, and video lottery markets. Initially, our customers were located primarily in the Native American gaming sector; however, around 2003, we began diversifying into broader domestic and international gaming markets.

Although we continue to develop systems and products for Native American tribes throughout the United States, we now intend to further expand our efforts to include the development and marketing of products and services for: (i) the various commercial casino markets; (ii) the various domestic and international lotteries; and (iii) the various charity and international bingo and other emerging markets.

Our products cover a broad spectrum of the gaming industry, including: interactive systems for both server-based and stand-alone gaming operations; interactive electronic bingo games for the Native American Class II and charity gaming markets and for the Class III, stand-alone and video lottery markets; proprietary gaming player terminals in multiple configurations and formats; electronic instant lottery scratch ticket systems; casino management systems, including player tracking, cash and cage, slot accounting and slot management modules; unified currency systems; and other electronic and paper bingo systems. In addition, we provide maintenance, operations support and other services for our customers and products.

We design and develop networks, software and content that provide our customers with, among other things, comprehensive gaming systems, some of which are delivered through a telecommunications network that links our player terminals with one another, both within a single gaming facility or among several gaming facilities.

We derive the majority of our gaming revenue from participation (revenue sharing) agreements, pursuant to which we place systems, player terminals, proprietary and licensed content operated on player terminals, and back-office systems and equipment (collectively referred to as gaming systems) into gaming facilities. To a lesser degree, we earn revenue from the sale or placement of gaming systems (e.g., the opening of a new casino, or a change in the law that allows existing casinos to increase the number of player terminals permitted under prior law) on a lease-purchase basis and from the back-office fees generated by video lottery systems, principally in the Washington State, Class III market. We also generate gaming revenue as consideration for providing the central determinant system for a network of player terminals operated by the New York State Division of the Lottery. In addition, we earn a small portion of our revenue from the sale of lottery systems and the placement of nontraditional gaming products, such as electronic scratch tickets, or linked interactive paper bingo systems. In fiscal 2006, we entered the international electronic bingo market and currently supply bingo systems to three active customers in Mexico, whereby we receive fees based on the net earnings of each system. During fiscal 2009, we have also generated revenue from the sale of non-linked Class III player terminals to Class III Native American markets.

As a prerequisite to conducting business in the major commercial gaming markets, we, our directors, officers, and key employees are required to secure various licenses. It is difficult to properly estimate the amount of time and expense that will be necessary to complete the required licensing process. We are licensed in  various tribal  jurisdictions for Class II and/or Class III gaming in  the following states: California, Washington, Oklahoma, Missouri, Wisconsin, Rhode Island, Texas, Minnesota, Mississippi,  Wyoming, Alabama and Florida.  We are also licensed in State of Louisiana and Mexico for Bingo and the State of New York and Israel for Lottery based systems. In addition, we are in the process of seeking licensure in Mississippi and Louisiana for manufacturing and distributing commercial slot machines.

Class III Games and Systems for Oklahoma

During 2004, the Oklahoma Legislature, pursuant to a tribal state compact, or the Oklahoma Gaming Compact, passed legislation authorizing certain forms of gaming at racetracks, and additional types of games at tribal gaming facilities. The Oklahoma gaming legislation allows the tribes to sign a compact with the State of Oklahoma to operate an unlimited number of electronic instant bingo games, electronic bonanza-style bingo games, electronic amusement games, and non-house-banked tournament card games. In addition, certain horse tracks in Oklahoma are allowed to operate a limited number of instant and bonanza-style bingo games and electronic amusement games. All vendors placing games at any of the racetracks under the Oklahoma Gaming Compact are required to be licensed by the State of Oklahoma. Pursuant to the Oklahoma Gaming Compact, vendors placing games at tribal facilities have to be licensed by each tribe. All electronic games placed under the compact have to be certified by independent testing laboratories to meet technical specifications. These technical specifications were published by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities in the first calendar quarter of 2005. We are fully licensed in Oklahoma and as of June 30, 2009, we had placed 6,658 player terminals at 39 facilities that are operating under the Oklahoma Gaming Compact. We generally receive a 20% revenue share for the games played under the Oklahoma Gaming Compact.

Class III Games and Systems for Native American and Commercial Casino Markets

During fiscal 2007, we began designing and developing stand-alone Class III player terminals to be sold or placed on a revenue share basis in the large Class III stand-alone gaming market for Native American casinos as well as domestic and international commercial casinos. All player terminals delivered to these markets will have to receive specific jurisdictional approvals from the appropriate testing laboratory and from the appropriate regulatory agency. Our first stand-alone player terminals outside of Oklahoma have been placed in Rhode Island. We believe that additions to our key senior management personnel will help accelerate our entrance into new Class III markets and that we will deliver additional player terminals to other Class III markets in late fiscal 2009 or early fiscal 2010.

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

As the Class II market has matured, we have seen an influx of new competitors. New tribal-state compacts, such as the Oklahoma gaming legislation passed by referendum in 2004, have also led to increased competition. Due to this increased competition in Oklahoma, as well the conversion from Class II to Class III, we have experienced a reduction of the overall number of and revenue generated from our Class II unit base.  However, we expect to continue to introduce new and more entertaining Class II games with technological enhancements.  These games would allow us to maintain or increase our share of the Class II market in Oklahoma, and potentially expand into other domestic and international markets.

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

In Alabama, constitutional amendments have been passed authorizing charity bingo in certain locations. The regulation of charity bingo in Alabama is typically vested with a local governmental authority. However, the Alabama Governor’s office has recently commissioned a task force to review the types of games placed in the charitable bingo halls in the state. The Alabama Governor’s office and the Alabama Attorney General’s office have issued conflicting public statements regarding the legality of certain types of equipment commonly used to play charity bingo within the state of Alabama. (See “Part I – Item 1. Condensed Consolidated Financial Statements – Note 8 – Commitments and Contingencies.”)

We ordinarily place player terminals under participation arrangements in the charity market and receive a percentage of the win per unit generated by each of the player terminals. As of June 30, 2009, we had 2,280 high-speed, standard bingo games installed for the charity market in three Alabama facilities.

All Other Gaming Markets

Class III Washington State Market. The majority of our Class III gaming equipment in Washington State has been sold to customers outright, for a one-time purchase price, which is reported in our results of operations as “Gaming equipment, system sale and lease revenue” at the time of proper revenue recognition. Certain game themes we use in the Class III market have been licensed from third parties and are resold to customers along with our Class III player terminals. Historically, revenue from the sale of Class III gaming equipment is recognized when the units are delivered to the customer, and the licensed games installed, or over the contract term when the fair value of undelivered products has not been established. Because we sell new products, systems and services for which fair value has not been established, beginning in the third fiscal quarter of 2009, revenue generated from this market is recognized over the terms of the contracts. To a considerably lesser extent, we also enter into either participation arrangements or lease-purchase arrangements for our Class III player terminals, on terms similar to those used for our player terminals in the Class II market.

We also receive a small back-office fee from both leased and sold gaming equipment in Washington State. Back-office fees cover the service and maintenance costs for back-office servers installed in each facility to run our Class III games, as well as the cost of related software updates.

State Video Lottery Market. In January 2004, we installed our central determinant system for the video lottery terminal network that the New York Lottery operates at licensed New York State racetrack casinos. As payment for providing and maintaining the central determinant system, we receive a small portion of the network-wide win per unit. On June 2, 2009 we were awarded a contract extension by the New York Lottery for the operation of the central determinant system for video lottery terminals throughout the state.  The seven year contract extension extends the date of the contract to December 31, 2017.  As of June 30, 2009, there were approximately 13,000 video lottery terminals in eight facilities in the state linked to our central determinant system.

International Commercial Bingo Market. In March 2006, we entered into a contract with Apuestas Internacionales, S.A. de C.V., or Apuestas, a subsidiary of Grupo Televisa, S.A., to provide traditional and electronic bingo gaming, technical assistance, and related services for Apuestas’ locations in Mexico. Apuestas currently has a permit issued by the Mexican Ministry of the Interior (Secretaria de Gobernación) to open and operate 65 bingo parlors. Apuestas is projecting that all 65 bingo parlors will be open by May 2014. As of June 30, 2009, we had installed 5,357 player terminals at 25 bingo parlors in Mexico under this contract with Apuestas. As of June 30, 2009, all player terminals placed by us in the Apuestas bingo parlors were pursuant to a revenue share arrangement.

As of June 30, 2009, we had entered into separate contracts with three other companies incorporated in Mexico to provide traditional and electronic bingo gaming, technical assistance, and related services for bingo parlors in Mexico. As of June 30, 2009, we had installed 370 player terminals at three parlors in Mexico under these contracts.

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

In the third quarter of fiscal 2008, we fulfilled a commitment to a significant, existing Oklahoma tribal customer to provide approximately 43.8%, or $65.6 million, of the total funding for a facility expansion. (See “Part I – Item 1. Condensed Consolidated Financial Statements – Note 2 – Development Agreements.”)

As of June 30, 2009, we have placed approximately 4,920 units in eight facilities in Oklahoma pursuant to development agreements.

Third-Party Software and Technology

Pursuant to letter agreements with WMS Gaming Inc., or WMS, dated as of March 25, 2009 and June 26, 2009, respectively, the Company retains certain rights under the Company’s Manufacturing and License Agreement with WMS, dated May 17, 2004, and amended and restated on June 29, 2005, to license and distribute certain WMS products including (i) a limited number of WMS games in Washington until October 31, 2009; and (ii) WMS Class III Cabinets and Games to the Chickasaw Nation in Oklahoma until June 30, 2010.  The Company also has the right, by the payment of an annual license fee, to distribute and authorize the use of distributed, licensed games; to transfer licensed games among the markets in which it has deployed WMS Games; and to substitute game themes.

RESULTS OF OPERATIONS

The following tables outline our end-of-period and average installed base of player terminals for the three and nine months ended June 30, 2009 and 2008.

	At June 30,
	2009	2008
End-of-period installed player terminal base
Oklahoma compact games	6,658	5,325
Class II player terminals
New Generation system - Reel Time Bingo®	1,997	2,132
Legacy system	237	303
Mexico	5,727	4,294
Other player terminals(1)	2,582	2,664

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Average installed player terminal base:
Oklahoma compact games	6,678	5,305	6,345	4,708
Class II player terminals
New Generation System - Reel Time Bingo	1,983	2,046	2,126	2,943
Legacy system	253	306	284	330
Mexico	5,408	4,355	5,346	3,717
Other player terminals(1)	2,578	2,752	2,640	2,754

(1)	Other player terminals include charity, Rhode Island Lottery and Malta.

Three Months Ended June 30, 2009, Compared to Three Months Ended June 30, 2008

Total revenues for the three months ended June 30, 2009, were $32.1 million, compared to $30.3 million for the three months ended June 30, 2008, a $1.8 million or 6.2% increase.

Gaming Revenue – Oklahoma Compact

▪
The Oklahoma compact games generated revenue of $15.0 million in the three months ended June 30, 2009, compared to $14.6 million during the same period of 2008, an increase of $483,000, or 3.3%. The average installed base of the Oklahoma Gaming Compact games increased 25.9%, as the conversion of Class II player terminals to compact games continues, while the win per unit decreased 13.5%, due to general economic downturn causing a reduction in play. We expect the rate of conversion from Class II to compact games to decline in the future, as over 88% of the Oklahoma installed base at June 30, 2009, consisted of Oklahoma Gaming Compact units. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, increased $484,000, or 59.4%, to $1.3 million, in the three months ended June 30, 2009, compared to $815,000 in the same period of 2008.

Gaming Revenue – Class II

▪
Class II gaming revenue was $4.7 million in the three months ended June 30, 2009, compared to $6.2 million in the three months ended June 30, 2008, a decrease of $1.5 million or 24.4%. We expect the number of Class II terminals to continue to decrease as they are replaced with higher-earning Oklahoma Gaming Compact player terminals.

▪
Reel Time Bingo revenue was $4.3 million for the three months ended June 30, 2009, compared to $5.7 million in the three months ended June 30, 2008, a decrease of $1.4 million or 24.0%. The decrease is primarily attributable to a decrease in the average installed base of player terminals of 3.0%. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, increased $72,000, or 36.7%, to $267,000 in the three months ended June 30, 2009, compared to $195,000 in the three months ended June 30, 2008.

▪
Legacy revenue decreased $159,000, or 28.0%, to $407,000 in the three months ended June 30, 2009, from $566,000 in the three months ended June 30, 2008. The average installed base of Legacy player terminals decreased 17.3%, and the win per unit decreased by 17.0%, due to general economic downturn causing a reduction in play.

Gaming Revenue – Charity

▪
Charity gaming revenues decreased $1.1 million, or 33.1%, to $2.2 million for the three months ended June 30, 2009, compared to $3.3 million for the same period of 2008. The average installed base of charity player terminals decreased 7.1%, and the win per unit decreased 30.2%. The decrease in the win per unit is primarily attributable to competitive factors and to a lesser extent, economic factors. Competitive factors would include, but not be limited to, a significant increase of competitor units added to the gaming floor of our largest charity operation, players reward programs not offered on our player terminals and location of our player terminals on the gaming floor.

Gaming Revenue – All Other

▪	Class III back-office fees decreased $120,000, or 12.5%, to $838,000 in the three months ended June 30, 2009, from $958,000 during the same period of 2008.
▪
Revenues from the New York Lottery system increased $156,000, or 8.4%, to $2 million in the three months ended June 30, 2009, from $1.9 million in the three months ended June 30, 2008. Currently, eight of the nine planned racetrack casinos are operating, with approximately 13,000 total terminals. At the current placement levels, we have obtained near break-even operations for the New York Lottery system and expect to achieve profitable operations after all of the facilities are operating.

▪
Revenues from the Mexico bingo market decreased $68,000, or 2.8% to $2.4 million in the three months ended June 30, 2009, from $2.4 million during the same period of 2008. As of June 30, 2009, we had installed 5,727 player terminals at 28 bingo parlors in Mexico compared to 4,294 player terminals installed at 19 bingo parlors at June 30, 2008. Our revenue share is in the range of the other electronic bingo markets in which we operate.

Gaming Equipment and System Sale and Lease Revenue and Cost of Sales

▪
Gaming equipment and system sale and lease revenue increased $3.5 million, to $3.8 million for the three months ended June 30, 2009, from $314,000 for the same period of 2008. Gaming equipment and system sale revenue of $3.0 million for the three months ended June 30, 2009, includes $2.7 million for the sale of 560 player terminals and one system for which revenue recognition was deferred in a previous period. Gaming equipment and system sale revenue of $89,000 for the three months ended June 30, 2008 was generated by the sale of gaming equipment. License revenues for the three months ended June 30, 2009, were $762,000, of which $411,000 was related to revenue previously deferred, compared to $225,000 for the three months ended June 30, 2008, an increase of $537,000. Total cost of sales, which includes cost of royalty fees, increased $1.8 million, to $2.1 million, of which $1.5 million was related to the deferred revenue discussed above, in the three months ended June 30, 2009, from $336,000 in the three months ended June 30, 2008. The remaining increase primarily relates to an increase in royalty payments.

Other Revenue

▪
Other revenues increased $655,000, to $1.0 million for the three months ended June 30, 2009, from $338,000 during the same period of 2008. The increase is primarily due to a commission earned from allowing a vendor to sell player stations directly to one of our customers for which we had an exclusive arrangement to provide the vendor product to that customer.

Selling, General and Administrative Expenses

▪
Selling, general and administrative expenses, or SG&A, decreased approximately $453,000, or 2.8%, to $15.7 million for the three months ended June 30, 2009, from $16.1 million in the same period of 2008. This decrease was primarily a result of (i) a decrease in salaries and wages and the related employee benefits of $899,000 and (ii) a decrease in legal fees of $885,000. These decreases were partially offset by the accrual of an annual incentive of $815,000 during 2009 and an increase in bad debt expense of $485,000, which was primarily related to smaller customers in Mexico.

Amortization and Depreciation

▪
Amortization expense decreased $137,000, or 11.4%, to $1 million for the three months ended June 30, 2009, compared to $1.2 million for the same period of 2008. Depreciation expense increased $2.1 million, or 17.0%, to $14.5 million for the three months ended June 30, 2009, from $12.4 million for the corresponding three months ended June 30, 2008, primarily as a result of additional player terminals for the Oklahoma market.

Other Income and Expense

▪
Interest income decreased $186,000, or 13.8%, to $1.2 million for the three months ended June 30, 2009, from $1.3 million in the same period of 2008. We entered into development agreements with a customer under which approximately $59.4 million has been advanced and is outstanding at June 30, 2009, and for which we impute interest on these interest-free loans. For the three months ended June 30, 2009, we recorded imputed interest of $1.0 million relating to development agreements with an imputed interest rate range of 5.5% to 9.0%, compared to $1.3 million for the three months ended June 30, 2008.

▪
Interest expense decreased $641,000, or 31.6%, to $1.4 million for the three months ended June 30, 2009, from $2.0 million in the same period of 2008. The decrease in interest expense for the period is a direct result of a decrease in the LIBOR Rate, which governs the calculation of the interest rate on our Credit Facility.

▪
We had no other income for the three months ended June 30, 2009, compared to $828,000 in the same period of 2008. Other income primarily decreased due to the last distribution from a partnership interest.

Income tax decreased by $497,000 to a benefit of $313,000 for the three months ended June 30, 2009, from an income tax expense of $184,000 in the same period of 2008. These figures represent effective income tax rates of 21.2% and 52.9% for the three months ended June 30, 2009 and 2008, respectively. The effective tax rate has been impacted by the tax treatment of stock compensation expense. To the extent that we experience volatility in tax deductibility of certain stock compensation expense, there will remain volatility in the effective tax rate.

Nine Months Ended June 30, 2009, Compared to Nine Months Ended June 30, 2008

Total revenues for the nine months ended June 30, 2008 were $94.6 million, compared to $92.7 million for the three months ended June 30, 2008, a $1.9 million or 2.0% increase.

Gaming Revenue – Oklahoma Compact

▪
The Oklahoma compact games generated revenue of $44.2 million in the nine months ended June 30, 2009, compared to $40.3 million during the same period of 2008, an increase of $3.9 million, or 9.7%. The average installed base of the Oklahoma compact games increased 34.8%, as the conversion of Class II player terminals to compact games continues, while the win per unit decreased 12.2%, due to general economic downturn causing a reduction in play. We expect the rate of conversion from Class II to compact games to decline in the future, as over 88% of the Oklahoma installed base at June 30, 2009, consisted of Oklahoma compact units. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, increased $1.6 million, or 77.9%, to $3.6 million, in the nine months ended June 30, 2009, compared to $2.0 million in the same period of 2008.

Gaming Revenue – Class II

▪
Class II gaming revenue was $14.9 million in the nine months ended June 30, 2009, compared to $21.8 million in the nine months ended June 30, 2008, a decrease of $6.9 million, or 31.8%. We expect the number of Class II terminals to continue to decrease as they are replaced with higher-earning Oklahoma compact player terminals.

▪
Reel Time Bingo revenue was $13.5 million for the nine months ended June 30, 2009, compared to $20.0 million in the nine months ended June 30, 2008, a decrease of $6.5 million, or 32.6%. The decrease is primarily attributable to a decrease in the average installed base of player terminals of 27.8%. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, decreased $51,000, or 5.7%, to $839,000 in the nine months ended June 30, 2009, compared to $890,000 in the nine months ended June 30, 2008. The reduction in accretion of contract rights is the result of allocating the total accretion rights across all product lines with the majority being allocated against Oklahoma compact revenue. During fiscal 2009, we will continue to convert Reel Time Bingo player terminals to games played under the compact, which are included in “Gaming revenue – Oklahoma compact,” and we expect this trend to continue in the future as Reel Time Bingo competes with the higher win per unit of compact games.

▪
Legacy revenue decreased $402,000, or 22.3%, to $1.4 million in the nine months ended June 30, 2009, from $1.8 million in the nine months ended June 30, 2008. The average installed base of Legacy player terminals decreased 13.9%, and the win per unit decreased by 11.5%, due to general economic downturn causing a reduction in play.

Gaming Revenue – Charity

▪
Charity gaming revenues decreased $4.0 million, or 34.0%, to $7.6 million for the nine months ended June 30, 2009, compared to $11.6 million for the same period of 2008. The average installed base of charity player terminals decreased 6.6%, and the win per unit decreased 31.3%. The decrease in the win per unit is primarily attributable to competitive factors and to a lesser extent, economic factors. Competitive factors would include, but not be limited to, a significant increase of competitor units added to the gaming floor of our largest charity operation, players reward programs not offered on our player terminals and location of our player terminals on the gaming floor.

Gaming Revenue – All Other

▪	Class III back-office fees decreased $296,000, or 10.9%, to $2.4 million in the nine months ended June 30, 2009, from $2.7 million during the same period of 2008.
▪
Revenues from the New York Lottery system increased $377,000, or 7.4%, to $5.5 million in the nine months ended June 30, 2009, from $5.1 million in the nine months ended June 30, 2008. Currently, eight of the nine planned racetrack casinos are operating, with approximately 13,000 total terminals. At the current placement levels, we have obtained near break-even operations for the New York Lottery system and expect to achieve profitable operations after all of the facilities are operating.

▪
Revenues from the Mexico bingo market increased $427,000, or 6.1%, to $7.4 million in the nine months ended June 30, 2009, from $7.0 million during the same period of 2008. As of June 30, 2009, we had installed 5,727 player terminals at 28 bingo parlors in Mexico compared to 4,294 player terminals installed at 19 bingo parlors at June 30, 2008. Our revenue share is in the range of the other electronic bingo markets in which we operate.

Gaming Equipment and System Sale and Lease Revenue and Cost of Sales

▪
Gaming equipment and system sale and lease revenue increased $7.4 million, or 302.2%, to $9.9 million for the nine months ended June 30, 2009, from $2.5 million for the same period of 2008. Gaming equipment and system sale revenue of $9.0 million for the nine months ended June 30, 2009 includes the sale of 460 player terminals sold. Also included is revenue of $2.7 million for the sale of 560 player terminals and one system for which revenue recognition was deferred in a previous period. Gaming equipment and system sale revenue of $1.4 million for the nine months ended June 30, 2008, included the sale of 50 player terminals and one system. License revenues for the nine months ended June 30, 2009, were $858,000, of which $411,000 was related to revenue previously deferred, compared to $862,000 for the nine months ended June 30, 2008. Total cost of sales, which includes cost of royalty fees, increased $4.8 million, to $6.3 million, of which $1.5 million was related to the deferred revenue discussed above, in the nine months ended June 30, 2009, from $1.5 million in the nine months ended June 30, 2008. The increase primarily relates to an increase in royalty payments.

Other Revenue

▪
Other revenues increased $1.0 million, or 86.8%, to $2.2 million for the nine months ended June 30, 2009, from $1.2 million during the same period of 2008. The increase is primarily due to increased maintenance income in the nine months ended June 30, 2009 and a commission earned from allowing a vendor to sell player stations directly to one of our customers for which we had an exclusive arrangement to provide the vendor product to that customer.

Selling, General and Administrative Expenses

▪
Selling, general and administrative expenses, or SG&A, increased approximately $7.6 million, or 15.5%, to $56.4 million for the nine months ended June 30, 2009, from $48.8 million in the same period of 2008. This increase was primarily a result of (i) an increase due to legal fees and settlement costs, net of insurance proceeds, of approximately $7.7 million; (ii) an increase in stock compensation expense of $567,000 and (iii) an accrual under an annual incentive plan of $1.4 million. These increases in expenses were offset by decreases in consulting and contract labor of $964,000, and lobbying fees of $441,000.

Amortization and Depreciation

▪
Amortization expense increased $313,000, or 9.1%, to $3.8 million for the nine months ended June 30, 2009, compared to $3.5 million for the same period of 2008. Depreciation expense increased $7.2 million, or 20.5%, to $42.3 million for the nine months ended June 30, 2009, from $35.1 million for the corresponding nine months ended June 30, 2008, primarily as a result of additional player terminals for the Oklahoma market.

Other Income and Expense

▪
Interest income increased $80,000, or 2.3%, to $3.7 million for the nine months ended June 30, 2009, from $3.6 million in the same period of 2008. We entered into development agreements with a customer under which approximately $59.4 million has been advanced and is outstanding at June 30, 2009, and for which we impute interest on these interest-free loans. For the nine months ended June 30, 2009, we recorded imputed interest of $3.3 million relating to development agreements with an imputed interest rate range of 5.5% to 9.0%, compared to $3.1 million for the nine months ended June 30, 2008.

▪
Interest expense decreased $1.3 million, or 18.7%, to $5.4 million for the nine months ended June 30, 2009 from $6.7 million in the same period of 2008. The decrease in interest expense for the period is a direct result of a decrease in the LIBOR Rate, which governs the calculation of the interest rate on our Credit Facility.

▪
Other income decreased $1.9 million, or 96.4%, to $74,000 for the nine months ended June 30, 2009, compared to $2.0 million in the same period of 2008. Other income primarily decreased due to the last distribution from a partnership interest.

Income tax decreased by $6.3 million to a benefit of $5.4 million for the nine months ended June 30, 2009, from an income tax expense of $919,000 in the same period of 2008. These figures represent effective income tax rates of 33.9% and 33.5% for the nine months ended June 30, 2009 and 2008, respectively. The effective tax rate has been impacted by the tax treatment of stock compensation expense. To the extent that we experience volatility in tax deductibility of certain stock compensation expense, there will remain volatility in the effective tax rate.

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

Revenue Recognition. As further discussed in the discussion of our revenue recognition policy in Note 1 of our unaudited condensed consolidated financial statements, revenue from the sale of software is accounted for under Statement of Position 97-2, “Software Revenue Recognition,” or SOP 97-2, and its various interpretations. If Vendor-Specific Objective Evidence, or VSOE, of fair value does not exist, the revenue is deferred until such time that all elements have been delivered or services have been performed. If any element is determined to be essential to the function of the other, revenues are generally recognized over the term of the services that are rendered. In those limited situations where VSOE does not exist for any undelivered elements of a multiple element arrangement, then the aggregate value of the arrangement, including the value of products and services delivered or performed, is initially deferred until all hardware and software is delivered, and then is recognized ratably over the period of the last deliverable, generally the service period of the contract. Depending upon the elements and the terms of the arrangement, we recognize certain revenues under the residual method. Under the residual method, revenue is recognized when VSOE of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Under the residual method, we defer the fair value of undelivered elements, and the remainder of the arrangement fee is then allocated to the delivered elements and is recognized as revenue, assuming the other revenue recognition criteria are met.

Assumptions/Approach Used: The determination whether all elements of sale have VSOE is a subjective measure, where we have made determinations about our ability to price certain aspects of transactions.

Effect if Different Assumptions Used: When we have determined that VSOE does not exist for any undelivered elements of an arrangement, then the aggregate value of the arrangement, including the value of products and services delivered or performed, is initially deferred until all products or services are delivered, and then is recognized ratably over the period of the last deliverable, generally the service period of the contract. The deferral of revenue under arrangements where we have determined that VSOE does not exist has resulted in $7.9 million being recorded as deferred revenue as of June 30, 2009. If we had made alternative assessments as to the existence of VSOE in these arrangements, some or all of these amounts could have been recognized as revenue prior to June 30, 2009.

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

Effect if different assumptions used for Critical Assumption #1: While we believe that the useful lives that have been determined for our fixed assets are reasonable, different assumptions could materially affect the carrying value of the assets, as well as the depreciation expense recorded in each respective period related to those assets. During the three months ended June 30, 2009, a significant portion of the $15.6 million of depreciation and amortization expense related to assets in the rental pool. If the depreciable life of assets in our rental pool were changed from three years to another period of time, we could incur a materially different amount of depreciation expense during the period.

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

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Critical Assumption #2). For the three months ended June 30, 2009, there was no impairment to the assets’ carrying values.

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

Income Taxes. In accordance with SFAS, No. 109, we have recorded a deferred tax assets and liabilities to account for the expected future tax benefits and consequences of events that have been recognized in our financial statements and our tax returns. There are several items that result in deferred tax asset and liability impact to the balance sheet. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, it is reduced by a valuation allowance to remove the benefit of recovering those deferred tax assets from our financial statements. Additionally, as of June 30, 2008, in accordance with FIN 48, we recorded a liability of $295,000 associated with uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are required to determine whether it is more likely than not (a likelihood of more than 50%) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position in order to record any financial statement benefit. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

Assumptions/Approach Used: Numerous judgments and assumptions are inherent in the determination of future taxable income and tax return filing positions that we take, including factors such as future operating conditions.

Effect if Different Assumptions Used: Management continually evaluates complicated tax law requirements and their effect on our current and future tax liability and our tax filing positions. Despite our attempt to make an accurate estimate, the ultimate utilization of our deferred tax assets associated with the tax basis of our leased gaming equipment and property and equipment of $18.0 million is largely dependent upon our ability to generate taxable income in the future. Our liability for uncertain tax positions is dependent upon our judgment on the amount of financial statement benefit that an uncertain tax position will realize upon ultimate settlement and on the probabilities of the outcomes that could be realized upon ultimate settlement of an uncertain tax position using the facts, circumstances and information available at the reporting date to establish the appropriate amount of financial statement benefit. To the extent that a valuation allowance or uncertain tax position is established or increased or decreased during a period, we may be required to include an expense or benefit within income tax expense in the income statement.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had $9.4 million in unrestricted cash and cash equivalents, compared to $6.3 million as of September 30, 2008. Our working capital as of June 30, 2009, was $28.8 million, compared to a working capital of $34.1 million at September 30, 2008. The decrease in working capital was primarily the result of collections on notes receivable, current, of $7.6 million, an increase in accounts payable of $2.2 million, offset by an increase in cash of $3.1 million. During the nine months ended June 30, 2009, we used $37.3 million for capital expenditures of property and equipment, and we collected $8.8 million, net of advances, on development agreements. After taking into account the third amendment, we had $45.0 million available under the Credit Facility, subject to covenant restrictions.

As of June 30, 2009, our total contractual cash obligations were as follows (in thousands):

	Less than 1 year	1-3 years	3-5 years	Total
Revolving Credit Facility(1)	$—	$16,000	$—	$16,000
Credit Facility Term Loan(2)	1,536	65,876	—	67,412
Operating leases(3)	2,474	578	—	3,052
Purchase commitments(4)	17,701	3,375	—	21,076
Development Agreement(5)	3,000	—	—	3,000
Total	$24,711	$85,829	$—	$110,540

(1)	Relating to the revolving credit commitment under the Credit Facility, bearing interest at the Eurodollar rate plus the applicable spread (4.13% as of June 30, 2009).
(2)	Consists of amounts borrowed under the term loan to our Credit Facility at the Eurodollar rate plus the applicable spread (4.82% on $50 million and 4.88% on $17.1 million as of June 30, 2009).
(3)	Consists of operating leases for our facilities and office equipment that expire at various times through 2011.
(4)	Consists of commitments to order third-party gaming content licenses and for the purchase of player terminals.

(5)	Consists of commitments to fund in accordance with a development agreement.

During the nine months ended June 30, 2009, we generated $36.8 million in cash from our operations, compared to $31.1 million during the same period of 2008. This $5.7 million increase in cash generated from operations over the prior period was primarily due to the decrease in accounts payable which is offset by the increase in inventory.

Cash used in investing activities decreased to $30.8 million in the nine months ended June 30, 2009, from $56.8 million in the same period of 2008. The decrease was primarily the result of a decrease in advances under development agreements offset by the purchase of capital expenditures of property and equipment. During the nine months ended June 30, 2009, additions to property and equipment consisted of the following:

Capital Expenditures
(In thousands)
Gaming equipment	$30,539
Third-party gaming content licenses	6,723
Other	44
Total	$37,306

Cash provided by financing activities decreased to a $3.2 million usage in the nine months ended June 30, 2009, from $24.1 million in the same period of 2008. The decrease was primarily the result of a $26.2 million decrease in the net borrowings under the Credit Facility, as amended on July 22, 2009.

Our capital expenditures for the next 12 months will depend upon the number of new player terminals that we are able to place into service at new or existing facilities and the actual number of repairs and equipment upgrades to the player terminals that are currently in the field. As a result of the earnings potential of compact games in the Oklahoma market, it is our strategy to either place compact games or to convert our Oklahoma Class II games to the compact games. As part of our strategy, we will offer compact games developed by us, as well as games from two other gaming suppliers. As a result, we have entered into purchase commitments for future purchases of player stations and licenses totaling $17.7 million.

In the third quarter of fiscal 2008, we fulfilled a commitment to a significant, existing Oklahoma tribal customer to provide approximately 43.8%, or $65.6 million, of the total funding for a facility expansion. Because of our commitment to fund the expansion, we secured the right to place an additional 1,400 gaming units in the expanded facility in southern Oklahoma. We recorded all advances as a note receivable and imputed interest on the interest free loan. The discount (imputed interest) was recorded as contract rights, and as of the first quarter of fiscal 2009 is being amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. In the second quarter of fiscal 2009, we made a commitment of $7.0 million that consists of both a loan for new unit placements in an expanded facility and a placement fee for certain units to remain at the current facility for an extended period of time. As of June 30, 2009, we had advanced $4.0 million toward this commitment. The remaining commitment of $3.0 million is expected to be paid over the next two fiscal quarters with $1.5 million being paid each quarter.

We are currently in compliance with our credit agreement's covenants. However, our ability to remain in compliance with our trailing twelve month EBITDA covenant is dependent upon our ability to achieve our current operating plan for our fiscal 2010. In light of (i) current prevailing economic conditions and the inherent uncertainty of achieving and recognizing future revenue, and (ii) the difficulty of making any necessary expense reductions sufficient to compensate for any revenue shortfall, we cannot be certain that we will be able to achieve our operating objectives for fiscal 2010 and thereby continue to meet the EBITDA covenant, among others.

While we recently amended our credit agreement, if we fail to remain in compliance with the covenants of our credit agreement, we will be required to seek modification or waiver of the provisions of that agreement and potentially secure additional sources of capital. We cannot be certain that, if required, we will be able to successfully negotiate additional changes to or waivers of our credit agreement. Alternatively, we may incur significant costs related to obtaining requisite waivers or renegotiation of our credit agreement that could have a material and adverse effect on our operating results.

Our performance and financial results are, to a certain extent, subject to (i) general conditions in or affecting the Native American gaming industry, and (ii) general economic, political, financial, competitive and regulatory factors beyond our control. If our business does not continue to generate cash flow at appropriate levels or if we receive a material judgment against us in one of the various lawsuits (See “Risk Factors – “The ultimate outcome of pending litigation is uncertain,” and “Part I – Item 1. Condensed Consolidated Financial Statements – Note 8 – Commitments and Contingencies”), we may need to raise additional financing. Sources of additional financing might include additional bank debt or the public or private sale of equity or debt securities. However, sufficient funds may not be available, on terms acceptable to us or at all, from these sources or any others to enable us to make necessary capital expenditures and to make discretionary investments in the future.

Credit Facility

See discussion of the Credit Facility and the credit agreement in Note 6 – Credit Facility, Long-Term Debt and Capital Leases.

The Credit Facility provides us with the ability to finance development agreements and acquisitions and working capital for general corporate purposes. Amounts under the $65 million revolving credit commitment and the $60 million term loan mature on April 27, 2012, and advances under the revolving credit commitment and term loan bear interest at the Eurodollar rate plus the applicable spread, tied to various levels of interest pricing determined by total debt to EBITDA. As of June 30, 2009 the $16 million drawn under the revolving credit commitment bore interest at 4.13% and two tranches of the term loan of $50 million and $17.1 million bore interest at 4.82% and 4.88%, respectively.

The Credit Facility is collateralized by substantially all of our assets, and also contains financial covenants as defined in the agreement. These covenants include (i) a minimum fixed-charge coverage-ratio of not less than 1.50 : 1.00; (ii) a maximum total debt to EBITDA ratio of not more than 2.25 : 1.00 through June 30, 2008, and 1.75 : 1.00 from September 30, 2008 thereafter; and (iii) a minimum trailing twelve-month EBITDA of not less than $57 million for the quarter ended September 30, 2007, and $60 million for each quarter thereafter. In addition to the amendment described above, clarifications have been made for purposes of calculating EBITDA. As a result of these clarifications, interest income will no longer be netted against interest expense and a tax benefit, if any, will not be added back for the purpose of evaluating compliance with covenants contained in the Credit Facility. Thus, the trailing twelve-month adjusted EBITDA, as computed under the Credit Facility, was $79.4 million as of June 30, 2009. As of June 30, 2009, we are in compliance with all loan covenants.

If we are able to achieve our operating objectives in the quarter ended September 30, 2009, we believe we will remain in compliance with the financial covenants. Our operating objectives for the quarter include maintaining current levels of recurring revenue as well as the successful sale of Class III gaming equipment and recognition of related revenue from such sales. If our performance does not meet current objectives, we may not meet the EBITDA covenant, among others (See Risk Factors – “Our Credit Facility contains covenants that limit our ability to finance future operations or capital needs and to engage in other business activities”).

The credit agreement requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in our businesses). In the quarter ended June 30, 2008, we made a mandatory prepayment of the term loan in the amount of $4.5 million, due to an early prepayment of a development agreement note receivable. After taking into account the third amendment, we had availability of $45.0 million, subject to covenant restrictions, under our Credit Facility.

The Credit Facility also required that we enter into hedging arrangements covering at least $50 million of the term loan for a three-year period by June 1, 2008. Therefore, on May 29, 2008, we purchased, for $390,000, an interest rate cap (5% cap rate) covering $50 million of the term loan. We account for this hedge in accordance with Statement of Financial Accounting Standards No. 133, or SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet, at their respective fair values. We record changes on a mark to market basis reflecting these changes through interest expense in the statement of operations. The fair value of this hedge was approximately $11,000 at June 30, 2009.

Stock-Based Compensation

At June 30, 2009, we had approximately 6.8 million options outstanding, with exercise prices ranging from $1.00 to $18.71 per share. At June 30, 2009, approximately 3.8 million of the outstanding options were exercisable.

During the three months ended June 30, 2009, options to purchase 41,400 shares of common stock were granted at a weighted average exercise price of $3.49 per share, and we issued 217,062 shares of common stock as a result of stock option exercises with a weighted average exercise price of $1.41.

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

Our Credit Facility provides us with additional liquidity to meet our short-term financing needs, as further described under “Item 1. Condensed Financial Statements - Note 6 – Credit Facility, Long-Term Debt and Capital Leases.” Pursuant to our amended Credit Facility, we may currently borrow up to a total of $125 million, and our availability, after taking into account the third amendment, is $45 million, subject to covenant restrictions.

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

The Credit Facility also requires that we enter into hedging arrangements covering at least $50.0 million of the term loan for a three-year period. On May 29, 2008, we purchased, for $390,000, an interest rate cap (5% cap rate) covering $50.0 million of the term loan. To the extent that LIBOR rates do not exceed the 5% cap rate, we estimate that a hypothetical increase of 100 basis points in interest rates would increase our annual interest expense by approximately $838,000, based on our variable debt outstanding of $83.4 million as of June 30, 2009.

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

Evaluation of Disclosure Control and Procedures. In the quarter ending June 30, 2009, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our senior management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2009.

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

On May 1, 2009, we entered into a comprehensive settlement agreement with Diamond Game to resolve all claims arising from a November 16, 2004 lawsuit filed by Diamond Game against us and several of our former officers,  including Clifton Lind, Robert Lannert and Gordon Graves, in the State Court in Oklahoma City, Oklahoma, alleging five causes of action: (i) deceptive trade practices; (ii) unfair competition; (iii) wrongful interference with business; (iv) malicious wrong / prima facie tort; and (v) restraint of trade. The settlement agreement was reached while the parties were engaged in federal mediation and we did not admit any wrongdoing as a result of this settlement agreement.

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

We require new licenses, permits and approvals in order to meet our expectations under our product rollout plan, and such licenses, permits or approvals may not be timely granted to us, or granted to us at all, which could have a material effect on our business in general and product rollout plan specifically. Obtaining and maintaining all required licenses, findings of suitability, registrations, permits or approvals is time consuming and expensive. The suspension, revocation, nonrenewal or limitation of any of our licenses would have a material adverse effect on our business operations, financial condition and results of operations.

Our ability to effectively compete in Native American gaming markets is vulnerable to legal and regulatory uncertainties.

Historically, we have derived most of our revenue from the placement of Class II player terminals and systems for gaming activities conducted on Native American lands. These activities are subject to federal regulation under the Gambling Devices Act, 15 U.S.C. § 1171, et seq, or the Johnson Act, the Indian Gaming Regulatory Act of 1988 or IGRA, the National Indian Gaming Commission, or NIGC, and the regulatory requirements of various tribal gaming commissions. The Johnson Act broadly defines “gambling devices” to include any “machine or mechanical device” designed and manufactured “primarily” for use in connection with gambling, and that, when operated, delivers money or other property to a player “as the result of the application of an element of chance.” A government agency or court that literally applied this definition, and did not give effect to subsequent congressional legislation or to certain regulatory interpretations or judicial decisions, could determine that the manufacture and use of our electronic player terminals, and perhaps other key components of our Class II gaming systems that rely to some extent upon electronic equipment to run a game, constitute Class III gaming and, in the absence of a tribal-state compact, are illegal. Our tribal customers could be subject to significant fines and penalties if it is ultimately determined they are offering an illegal game, and an adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for our business, operating results and prospects.

Additionally, our development agreements could be subject to review by the NIGC at any time. Any review of our development agreements by the NIGC, or alternative interpretations of applicable laws and regulations, could require substantial modifications to the agreements or result in the determination that the Company has a proprietary interest in a tribe’s gaming activity which could materially and adversely affect the terms on which we conduct our business.

Other government enforcement, regulatory action, judicial decisions, and proposed legislative action that have in the past and will continue to affect our business, operating results and prospects, including but not limited to:

▪
proposed legislation that would classify electronic technologic aids used by Native American tribes in Class II games, such as bingo, as gambling devices, or require certification by the NIGC of the Class II technologic aids;

▪	proposed legislation that would authorize the NIGC to promulgate regulations regarding the use of technologic aids;
▪
proposed rules by the NIGC regarding classification standards which currently distinguish among Class II games played with technologic aids, Class III facsimiles of games of chance, and Class III games, including, but not limited to, a revision of the definition of “electronic or electromechanical facsimile.” Any such revision may have the effect of reclassifying some of our Class II games as noncompliant facsimiles;

▪	proposed legislation or rules that would allow the NIGC authority to review contracts between Native American tribes and their suppliers;
▪
NIGC rules and regulations, and their interpretations by tribal nations, may affect our ability to assert control over customer infrastructure networks and may invalidate some of our current infrastructure systems.  Our revenue may be affected as such systems are moved or replaced to comply with new regulatory and technical standards;

▪
government enforcement, regulatory action, judicial decisions, or the prospects of rumors involving any of our games which have not been reviewed or approved as legal Class II games by the NIGC (inclusive but not limited to our games placed in both the Charitable Bingo and International Bingo markets);

▪	contractual and regulatory interpretations and enforcement actions by state regulators or courts with regard to compacts between the state and various tribes;
▪	adverse rulings regarding game classification by state or federal courts;
▪	adverse regulatory decisions by federal, state and tribal gaming commissions;
▪	lack of regulatory or judicial enforcement action;
▪
failure of our competitors to comply with published regulation restrictions. We believe we have lost, and could continue to lose, market share to competitors who offer games that do not appear to comply with published regulatory restrictions on Class II games and therefore offer features not available in our products;

▪
the use of sovereign immunity by Native American tribes to interfere with our ability to enforce our contractual rights, including payment under our agreements, with such tribes on Native American land;

▪	new laws and regulations relating to Native American gaming that may be enacted, and existing laws and regulations that could be amended or reinterpreted in a manner adverse to our business;
▪	investigations by the Department of the Interior and the NIGC into the practice of certain tribes conducting gaming on land originally acquired in trust for non-gaming purposes; and
▪
a determination by the NIGC that our development agreements, either in themselves or when taken together with other agreements, demonstrate a proprietary interest by us in a tribe’s gaming activity and thus may violate the requirements of IGRA and tribal gaming ordinances.

All of the above risk factors could result in significant and immediate adverse impacts on our business and operating results. Additionally, each of the above described risk factors increases our cost of doing business and could take our executives’ attention away from operations. The trading price of our common stock has in the past and may in the future be subject to significant fluctuations based upon market perceptions of the legal status of our products and our ability to compete in the Native American markets. Regulatory action against our customers or equipment in these or in other markets could result in machine seizures and significant revenue disruptions, among other adverse consequences. Moreover, tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within the tribe. Changes in tribal leadership or tribal political pressure can affect our business relationships within Native American markets.

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

Our contracts with some Native American customers include a limited waiver of each tribe’s sovereign immunity, and generally provide that any dispute regarding interpretation, performance or enforcement shall be submitted to, and resolved by, arbitration in accordance with the Commercial Arbitration Rules of the American Arbitration Association, and that any award, determination, order or relief resulting from such arbitration is binding and may be entered in any court having jurisdiction. However, in some instances, there is no limited waiver of sovereign immunity. Our largest customer, who accounts for over 43% of our revenue, has not given us a limited waiver of sovereign immunity. In the instances where tribes have not waived sovereign immunity, or in the event that a limited waiver of sovereign immunity is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a tribe, including our largest customer.  These rights and remedies include, but are not limited to, our right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract.

If a Native American tribe has effectively waived its sovereign immunity, there will be an issue as to the forum in which a lawsuit can be brought against the tribe. Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native Americans. In addition, contractual provisions that purport to grant jurisdiction to a federal court are not effective. Federal courts may have jurisdiction if a federal question is raised by the lawsuit, which is unlikely in a typical contract dispute. Diversity of citizenship, another common basis for federal court jurisdiction, is not generally present in a lawsuit against a tribe, because a Native American tribe is not considered a citizen of any state. Accordingly, in most commercial disputes with tribes, the jurisdiction of the federal courts may be difficult or impossible to obtain. We may be unable to enforce any arbitration decision effectively.

Our expansion into non-Native American gaming activities will present new challenges and risks that could adversely affect our business and results of operations.

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

Successful growth in new markets may require us to make changes to our gaming systems to ensure that they comply with applicable regulatory requirements, and may require us to obtain additional licenses. In certain jurisdictions and for certain venues, our ability to enter these markets will depend on effecting changes to existing laws and regulatory regimes. The ability to effect these changes is subject to a great degree of uncertainty and may never be achieved. We may not be successful in entering into other segments of the gaming industry.

Generally, our placement of systems, games and technology into new market segments involves a number of business uncertainties, including:

▪	whether our resources and expertise will enable us to effectively operate and grow in such new markets;
▪	whether our internal processes and controls will continue to function effectively within these new segments;
▪	whether we have enough experience to accurately predict revenues and expenses in these new markets;
▪	whether the diversion of management attention and resources from our traditional business, caused by entering into new market segments, will have harmful effects on our traditional business;
▪	whether we will be able to successfully compete against larger companies who dominate the markets that we are trying to enter; and
▪	whether we can timely perform under our agreements in these new markets because of other unforeseen obstacles.

Our charitable bingo operations in Alabama are subject to legal uncertainty.

On March 19, 2009, officials with the Alabama Governor’s Task Force seized certain of our charity bingo equipment located in Alabama. As a result of a court order issued on March 28, 2009, the State of Alabama was ordered to return all of our equipment, and the charity bingo facility, located in Lowndes County, Alabama, was able to resume its operations pending the final outcome of the litigation. The Governor’s Task Force appealed the trial court’s order and filed an Emergency Motion to Stay the trial court’s order.  On April 17, 2009 the Supreme Court of Alabama granted the Governor’s Task Force’s Emergency Motion to Stay pending disposition of the appeal.  The parties have filed their briefs with the Supreme Court of Alabama. As of August 3, 2009, the Court has not issued a final ruling on the appeal. The Governor’s Task Force also has filed a forfeiture action against all of the equipment seized at White Hall. If the State of Alabama seizes additional equipment at other charity bingo sites within the state, it could have a material adverse effect on our Alabama clients’ businesses, and, ultimately, a material adverse impact on our results of operations and financial condition.

Our Credit Facility contains covenants that limit our ability to finance future operations or capital needs and to engage in other business activities.

The operating and financial restrictions and covenants in our debt agreements, including the Credit Facility, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our Credit Facility requires us to maintain a minimum EBITDA of $60.0 million on a trailing twelve month basis, a total debt to EBITDA leverage ratio of no more than 1.75:1.00 and a minimum fixed charge coverage ratio of at least 1.5:1.0. The Credit Facility contains certain covenants that, among other things, restrict our ability as well as our restricted subsidiaries’ ability to:

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

Our current international businesses and potential expansion into other international gaming markets may present new challenges and risks that could adversely affect our business or results of operations.

In recent years, the Company has expanded its business into several countries, including Malta, Israel, and Mexico and has immediate plans to expand into Canada.  The Maltese and Israeli operations are immaterial to the Company; the Mexican business has grown significantly since inception.  The Company now operates over 5,700 units in Mexico, primarily across numerous facilities operated by one customer.  Although the revenue results in Mexico have not met original expectations, the Company plans to continue to operate in the country but there can be no assurances that either revenues will grow or that we will continue supplying product to that market.  In addition, international business is subject to various risks, including but not limited to:

▪	currency fluctuations;
▪	higher operating costs due to local laws or regulations;
▪	unexpected changes in regulatory requirements;
▪	tariffs, taxes and other trade barriers;
▪	general government instability;
▪	costs and risks of localizing products for foreign countries;
▪	difficulties in staffing and managing geographically disparate operations;
▪	greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;
▪	challenges negotiating and enforcing contractual provisions;
▪	repatriation of earnings; and
▪	anti-American sentiment due to the war in Iraq and other American policies that may be unpopular in certain regions, particularly in the Middle East.

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

We seek to provide assistance to our key customers in the form of project management, with a focus on facility layout and planning, gaming floor configuration and customized marketing and promotional initiatives. Our key customers, however, are solely responsible for the operations of their facilities and are not required to consult us or take our advice on their operations, marketing, facility layout, gaming floor configuration, or promotional initiatives. Our customers have in the past, and will in the future, remodel and expand their facilities. To the extent that our machines are not a part of an optimized facility layout or gaming floor configuration, or to the extent that our machines are not supported by effective marketing or promotional initiatives or are scheduled to be out of service during a facility remodeling, our operating results could suffer.

We are largely dependent upon one customer and most of our customers are based in Oklahoma.

For the nine months ended June 30, 2009 and 2008, approximately 65% and 60%, respectively, of our total revenues were from Native American tribes located in Oklahoma, and approximately 43% and 41%, respectively, of our gaming revenues were from one tribe in that state. The significant concentration of our customers in Oklahoma means that local economic, regulatory and licensing changes may adversely affect our customers, and therefore our development agreements and our business, disproportionately to changes in national economic conditions, including more sudden adverse economic declines or slower economic recovery from prior declines. The loss of any of our Oklahoma tribes as customers would have a material and adverse effect upon our financial condition and results of operations. In addition, the legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe previously avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. Oklahoma permits other types of gaming, both at tribal gaming facilities and at Oklahoma racetracks, and many of our competitors may seek entry into this market. The loss of significant market share to these new gaming opportunities or the increased presence of our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.

We believe that the introduction of our competitor’s more aggressive instant bingo machines, with characteristics of traditional slot machines, into the Oklahoma market, has adversely affected our operating results and market position in that state and may continue to do so in the future.

State compacts with our existing Native American customers to allow Class III gaming could reduce demand for our Class II games and our entry into the Class III market may be difficult as we compete against larger companies in the Class III market.

Certain of Class II tribal customers have entered into compacts with the states in which they operate to permit the operation of Class III games. We believe the number of our Class II game machine placements in those customers’ facilities could decline significantly, and our operating results could be materially and adversely affected. As our tribal customers make the transition to gaming under compacts with the state, we believe there will be significant uncertainty in the market for our games that will make our business more difficult to manage or predict.

As a result, we anticipate that the introduction of Class III games will create further pressure on our market and revenue share percentages in Oklahoma or a shift in the market from revenue share arrangements to a “for sale” model. Additionally, we may be forced to compete with larger companies that specialize in Class III gaming as they move into these new Class III markets.  We believe the establishment of state compacts depends on a number of political, social, and economic factors that are inherently difficult to ascertain. Accordingly, although we attempt to closely monitor state legislative developments that could affect our business, we may not be able to timely predict if or when a compact could be entered into by one or more of our tribal customers.

We may not realize satisfactory returns on money lent to new and existing customers to develop or expand gaming facilities.

We enter into development agreements to provide financing for construction or remodeling of gaming facilities, primarily in the state of Oklahoma. Under our development agreements, we secure a long-term revenue share percentage and a fixed number of player terminal placements in the facility, in exchange for development and construction funding. However, we may not realize the anticipated benefits of any of these strategic relationships or financing. Certain of our development agreements allow the facility operator to buy out our floor space and purchase player terminals directly from the Company. If the operator elects to buy our machines outright, in certain circumstances, the Company may also be required to reimburse previously earned revenue. In connection with one or more of these transactions, and to obtain the necessary development funds, we may need to issue additional equity securities which would dilute existing shareholders; extend secured and unsecured credit to potential or existing tribal customers that may not be repaid; incur debt on terms unfavorable to us or that we are unable to repay; or incur other contingent liabilities.

Our development efforts and financing activities may result in unforeseen operating difficulties, financial risks, or required expenditures that could adversely affect our liquidity. It may also divert the time and attention of our management that would otherwise be available for ongoing development of our business. In addition, certain of the agreements contain performance standards for our player terminals that could allow the facility to reduce a portion of our player terminals.

The NIGC has previously expressed its view that some of our development agreements could be in violation of the requirements of IGRA and tribal gaming regulations, which state that the Native American tribes must hold “sole proprietary interest” in the tribes’ gaming operations, which presents additional risk for our business (See “Risk Factors – Our ability to effectively compete in Native American gaming markets is vulnerable to legal and regulatory uncertainties.”)

In the past we have, and in the future we expect to, reduce our floor space in certain of our Class II facilities as a result of ongoing competitive pressures faced by our customers from alternative gaming facilities and faced by our machines from competitors’ products. In addition, future NIGC decisions could affect our ability to place our games with these tribes.

We may not be able to successfully compete in new and existing markets due to research and development, intellectual property and regulatory challenges.

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

The carrying value of our assets is dependent upon our ability to successfully deploy games into new or existing markets.

We have player stations not deployed as of June 30, 2009, which are considered part of our rental pool. If the opening of new facilities or the expansion of existing facilities is altered negatively; either by significant delay, or by cancellation, the realizable value of these assets could be adversely impacted. In such instances we may be required to recognize impairment charges on these assets.

We may not be able to successfully implement new sales strategies.

As we attempt to generate new streams of revenue by selling units to new customers we may have difficulty implementing an effective sales strategy. Our failure to successfully implement an effective sales strategy could result in our future operating results to vary materially from what management has forecast.

We may not be successful in protecting our intellectual property rights, or avoiding claims that we are infringing upon the intellectual property rights of others.

We rely upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect our proprietary rights and technology, but these laws and contractual provisions provide only limited protection. We rely to a greater extent upon proprietary know-how and continuing technological innovation to maintain our competitive position. Insofar as we rely on trade secrets, unpatented know-how and innovation, others may be able to independently develop similar technology, or our secrecy could be breached. The issuance of a patent to us does not necessarily mean that our technology does not infringe upon the intellectual property rights of others. As we enter into new markets by leveraging our existing technology, and by developing new technology and new products, it becomes more and more likely that we will become subject to infringement claims from other parties. We are currently involved in a patent dispute with a competitor. See “Part I – Item I. Condensed Financial Statements – Note 8 – Commitments and Contingencies.” Problems with patents or other rights could increase the cost of our products, or delay or preclude new product development and commercialization. If infringement claims against us are valid, we may seek licenses that might not be available to us on acceptable terms or at all. Litigation would be costly and time consuming, but may become necessary to protect our proprietary rights or to defend against infringement claims. We could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others or in asserting claims against others. We cannot guarantee that our intellectual property will provide us with a competitive advantage or that it will not be circumvented by our competitors.

Some of our products may incorporate open source software.  Open source licenses typically mandate that software developed based on source code that is subject to the open source license, or combined in specific ways with such open source software, become subject to the open source license.  Open source licenses typically require that source code subject to the license be released or made available to the public.  We take steps to ensure that proprietary software we do not wish to disclose is not combined with, or does not incorporate, open source software in ways that would require such proprietary software to be subject to an open source license.  However, few courts have interpreted the open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty.

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

Pursuant to letter agreements with WMS, dated as of March 25, 2009 and June 26, 2009, respectively, the Company retains certain rights under the Company’s Manufacturing and License Agreement with WMS, dated May 17, 2004, and amended and restated on June 29, 2005, to license and distribute certain WMS products including (i) a limited number of WMS games in Washington until October 31, 2009; and (ii) WMS Class III Cabinets and Games to the Chickasaw Nation in Oklahoma until June 30, 2010.  The Company also has the right, by the payment of an annual license fee, to distribute and authorize the use of distributed, licensed games; to transfer licensed games among the markets in which it has deployed WMS Games; and to substitute game themes.

We rely on the content of certain software that we license from third-party vendors and often distribute and sell such software to our customers. The software could contain “open source” code, require a resale license or contain bugs that could have an impact on our business.

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

We depend on the continued performance of the members of our senior management team and our technology team to assist in the Company’s new strategic direction. If we were to lose the services of any of our senior officers, directors, or any key member of our technology team, and could not find suitable replacements for such persons in a timely manner, it could have a material adverse effect on our business.

We may incur prize payouts in excess of game revenues.

Certain of our contracts with our Native American customers relating to our Legacy and Reel Time Bingo system games provide that our customers receive, on a daily basis, an agreed percentage of gross gaming revenues based upon an assumed level of prize payouts, rather than the actual level of prize payouts. This arrangement can result in our paying our customers amounts greater than our customers’ percentage share of the actual win per unit. In addition, because the prizes awarded in our games are based upon assumptions as to the number of players in each game and statistical assumptions as to the frequency of winners, we may experience on any day, or over short periods of time, a “game deficit,” where the aggregate amount of prizes paid exceeds aggregate game revenues. If we have to make any excess payments to customers, or experience a game deficit over any statistically relevant period of time, we are contractually entitled to adjust the rates of prize payout to end users in order to recover any deficit. In the future, we may miscalculate our statistical assumptions, or for other reasons we may experience abnormally high rates of jackpot prize wins, which could materially and adversely affect our cash flow on a temporary or long-term basis, which could materially and adversely affect our earnings and financial condition.

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

The integrity and security of our gaming systems are critical to our ability to attract customers and players. We strive to set exacting standards of personal integrity for our employees and for system security involving the gaming systems that we provide to our customers. Our reputation in this regard is an important factor in our business dealings with our current and potential customers as well as state licensing boards. For this reason, an allegation or a finding of improper conduct on our part or on the part of one or more of our employees that is attributable to us, or of an actual or alleged system security defect or failure attributable to us could have a material adverse effect upon our business, financial condition, results and prospects, including our ability to retain existing contracts or obtain new or renewed contracts.

In the event gaming authorities determine that any of our officers, directors, key employees, shareholders or any other person of the Company is unsuitable to act in such a capacity, we will either be required to terminate our relationship with such person, which termination could have a material adverse effect on our business, or may not be able to terminate such relationship, which could impact our ability to obtain such license or approval.

We do not currently have the right to redeem shares of an unsuitable shareholder, and a finding of unsuitability could have a material adverse effect on our business.  There can be no assurance that we will obtain all the necessary licenses and approvals or that its officers, directors, key employees, their affiliates and certain other shareholders will satisfy the suitability requirements in each jurisdiction in which we seek to operate. The failure to obtain such licenses and approvals in one jurisdiction may affect our licensure and/or approvals in other jurisdictions. In addition, a significant delay in obtaining such licenses and approvals could have a material adverse effect on our business prospects.

Our games and systems may experience loss based on malfunctions, anomalies or fraudulent activities.

Our games and systems, and games and systems we license or distribute from third parties, could produce false payouts as the result of malfunctions, anomalies or fraudulent activities, which we may be required to pay. We depend on our security precautions to prevent fraud. We depend on regulatory safeguards, which may not be available in all jurisdictions or markets, to protect us against jackpots awarded as a result of malfunctions, anomalies or fraudulent activities. There can be no guarantee that regulatory safeguards, in jurisdictions or markets were they do exist, will be sufficient to protect us from liabilities associated with malfunctions, anomalies or fraudulent activities.

The occurrence of malfunctions, anomalies or fraudulent activities could result in litigation against us by our customers based on lost revenue or other claims based in tort or breach of contract. Moreover, these occurrences could result in investigations or disciplinary actions by applicable gaming regulators.

Any disruption in our network or telecommunications services, adverse weather conditions or other catastrophic events in the areas in which we operate could affect our ability to operate our games, which would result in reduced revenues and customer down time.

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

We could be adversely affected by an outbreak of a communicable disease that negatively affects our customers.

In mid-April of 2009, there was an outbreak of the influenza H1N1 virus, or “swine flu,” in Mexico, which caused the temporary closing of several of our client’s bingo parlors in that country. Additionally, there have been sporadic outbreaks of swine flu, including in the southwestern United States and Mexico, where our most significant clients are located. If the swine flu outbreak, or the outbreak of another communicable disease (such as SARS or avian flu), discourages people from traveling or causes people to avoid public places (including casinos and bingo parlors), it could have a material adverse effect on our clients’ gaming businesses and, ultimately, a material adverse impact on our results of operations and financial condition.

Worsening economic conditions may adversely affect our business.

The demand for entertainment and leisure activities tends to be highly sensitive to consumers’ disposable incomes, and thus a decline in general economic conditions or an increase in gasoline prices may lead to our end users having less discretionary income with which to wager. This situation could cause a reduction in our revenues and have a material adverse effect on our operating results. The gaming industry is currently experiencing a period of reduced demand. If, as a result of deteriorating economic conditions, fewer people frequent our customers’ facilities, or if amounts spent per person in our customers’ facilities are reduced from historical levels, our business could be materially and adversely affected.

Additionally, a decline in general economic conditions might negatively impact our customers’ abilities to pay us in a timely fashion. Our customers’ failures to make timely payments could result in an increase in our provision for bad debt.

Our ability to recognize revenue at the time of sale and delivery is dependent upon obtaining VSOE for products yet to be delivered or services yet to be performed.

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

The Annual Meeting of Shareholders of the Company (the “Annual Meeting”) for the 2008 fiscal year was held on April 6, 2009.  The Company had 23,488,221 shares of common stock (of 26,649,251 total shares outstanding on the record date) present at the meeting or represented by proxies.  The following sets forth a brief description of the matters voted upon at the Annual Meeting and the results of the voting on each such matter:

(i)	The following individuals were elected as directors of the Company for a term expiring at the 2009 Annual Meeting (there were no broker non-votes):

Nominee	Votes in Favor	Votes Against	Votes Abstained

Michael J. Maples, Sr.	22,725,236	761,407	1,575
Robert D. Repass	22,978,151	508,494	1,575
Neil E. Jenkins	18,086,637	5,400,005	1,575
Emanuel R. Pearlman	12,931,496	10,555,146	1,575
Anthony M. Sanfilippo	22,784,433	702,210	1,575
Stephen J. Greathouse	22,783,691	702,952	1,575
Justin A. Orlando	17,503,528	5,139,457	845,235

(ii)	BDO Siedman, LLP was ratified as our independent registered public accountants for the 2009 fiscal year:

Votes in Favor	Votes Against	Votes Abstained
23,054,358	433,665	196

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

(a)	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 7, 2009	Multimedia Games, Inc.
	By:	/s/ Adam D. Chibib†
Adam D. Chibib
Chief Financial Officer

†Mr. Chibib is signing as an authorized officer and as our Principal Financial Officer and Principal Accounting Officer.

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION
3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Amendment to Articles of Incorporation	(2)
3.3	Second Amended and Restated Bylaws, as Amended	(3)
10.1***	Settlement Agreement, effective as of May 1, 2009, by and among the Company, Diamond Game Enterprises, Inc., and those parties listed therein	(*)

31.1	Certification of Principal Executive Officer,
	pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)
31.2	Certification of Principal Accounting Officer,
	pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)
32.1	Certification as required by Section 906 of the Sarbanes Oxley Act of 2002	(*)

(1)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission, or SEC, for the quarter ended June 30, 1997.

(2)	Incorporated by reference to our Form 10-Q filed with the SEC for the quarter ended December 31, 2003.

(3)	Incorporated by reference to our Form 10-K filed with the SEC on December 15, 2008.

(*)	Filed herewith

***	Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this quarterly report and submitted separately to the Securities and Exchange Commission.