Form 10-Q/A
period 2009-06-30
MULTIMEDIA GAMES INC
filed 2009-09-29
CIK 896400

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

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

As of September 25, 2009, there were 27,217,370 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (Amendment No. 1) is being filed by Multimedia Games, Inc. (the “Company”) to amend the Company’s Quarterly Report on Form 10-Q for the nine months ended June 30, 2009 (the “Initial Form 10-Q”).  Part II, Item 6 is being amended solely to refile Exhibit 10.1, for which confidential treatment was requested from the Securities and Exchange Commission, to include information that was previously redacted pursuant to the confidential treatment request.  Exhibit 10.1 hereto supersedes in its entirety Exhibit 10.1 previously filed on the Initial Form 10-Q.  Other than disclosing information that was previously redacted, the exhibit filed on this Form 10-Q/A remains unchanged from the original exhibit filed on the Initial Form 10-Q.  The Company is no longer seeking confidential treatment for any portion of the exhibit.

ITEM 6.      EXHIBITS

(a)	Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Multimedia Games, Inc.

Date: September 28, 2009	By:	/s/ Adam D. Chibib†
Adam D. Chibib
Chief Financial Officer

†Mr. Chibib is signing as an authorized officer and as our Principal Financial Officer and Principal Accounting Officer.

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION
3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Amendment to Articles of Incorporation	(2)
3.3	Second Amended and Restated Bylaws, as Amended	(3)
10.1	Settlement Agreement, effective as of May 1, 2009, by and among the Company, Diamond Game Enterprises, Inc., and those parties listed therein	(*)
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)
31.2	Certification of Principal Accounting Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)
32.1	Certification as required by Section 906 of the Sarbanes Oxley Act of 2002	(4)
__________________
(1)	Incorporated by reference to our Form 10-QSB filed with the Securities and Exchange Commission, or SEC, for the quarter ended June 30, 1997.

(2)	Incorporated by reference to our Form 10-Q filed with the SEC for the quarter ended December 31, 2003.

(3)	Incorporated by reference to our Form 10-K filed with the SEC on December 15, 2008.

(4)	Incorporated by reference to our Form 10-Q filed with the SEC on August 10, 2009.

(*)	Filed herewith