Form 10-K
period 2009-09-30
MULTIMEDIA GAMES INC
filed 2009-12-14
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files):   Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐                                                 Accelerated Filer ☒

Non Accelerated Filer ☐                                                   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2009) was $56,098,340 (assuming, for this purpose, that only directors and officers are deemed affiliates.)

As of December 10, 2009, the registrant had 27,249,870 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

PART I
ITEM 1.  Business

General

Multimedia Games, Inc. designs, manufactures and supplies innovative standalone and networked gaming systems.  Our standalone player terminals, server-based systems, video lottery terminals, electronic scratch ticket systems, electronic instant lottery systems, back-office systems and bingo systems are used by Native American and commercial casino operators as well as state lottery operators in North America, and our electronic bingo and lottery systems are deployed in certain international markets.  We have long been a leading provider of server-based gaming systems known as central determinant and downloadable systems.  These systems are used by our Native American gaming operator customers in both Class II and Class III, as defined below, settings, by our commercial casino customers, by operators of charity and commercial bingo gaming facilities, and by lottery jurisdictions for operation of their video lottery systems.

As part of our networked gaming systems, we also provide customers with access to proprietary local-area and wide-area telecommunications networks that allow us to link player terminals with one another inside a single casino, inside an operator’s multiple casinos and across many casinos nationwide.  Our games include a mix of proprietary content that has been designed and developed internally by our own game studios as well as themes that we license from third parties.  Behind our products and systems is a suite of back-office, player tracking, slot accounting, slot management and slot monitoring systems that enable our customers to track their operations and adjust the performance of their slot floor in real-time to ensure optimum financial performance.

We derive the majority of our gaming revenues from participation, or revenue share, agreements.  Under our participation agreements, we place player terminals and systems, along with our proprietary and other licensed game content, at a customer’s facility in return for a share of the revenues that these terminals and systems generate.  As of September 30, 2009, we have 16,152 gaming units in operation domestically and internationally which are installed pursuant to revenue share arrangements.  To a lesser extent, we generate revenues from the sale of gaming units and systems though we are seeking to expand our use of for-sale revenues as we expand into additional gaming jurisdictions and into other segments of the gaming market.  We also generate revenues from our provision of the central determinant system for approximately 12,500 video lottery terminals installed at racetracks in the State of New York and operated by the New York State Division of the Lottery.

The following table sets forth our end-of-period installed player terminal base by quarter and by product line for each of the five most recent quarters:

Quarter Ended	Class III Units (1)	Total Class II & Other (2)	Mexico Electronic Bingo Units	Charity Units	Total Units
9/30/09	6,413	2,020	5,401	2,318	16,152
6/30/09	6,708	2,486	5,727	2,280	17,201
3/31/09	6,697	2,694	5,125	2,273	16,789
12/31/08	6,605	2,766	5,488	2,379	17,238
9/30/08	5,655	2,778	5,133	2,311	15,877

(1)
Includes 50 units installed in Rhode Island. The balance of the unit totals for both periods reflects the placement of units pursuant to the approved gaming compact between Native American tribes, racetracks and the State of Oklahoma, including stand-alone games of Multimedia Games’ and other vendors.

(2)
At September 30, 2008, December 31, 2008, March 31, 2009, June 30, 2009 includes 252 traditional electronic bingo games installed in certain international markets. At September 30, 2009, no traditional electronic bingo games were installed in certain international markets.

Additional financial information relating to industry segments appears in Note 1 of the notes to our consolidated financial statements incorporated by reference herein.

Multimedia Games, Inc. was incorporated in Texas on August 30, 1991.  Unless the context otherwise requires, the terms “Company,” “MGAM,” “Multimedia,” “we,” “us,” and “our” include Multimedia Games, Inc., and our wholly-owned subsidiaries: MegaBingo, Inc.; MGAM Systems, Inc.; Innovative Sweepstakes Systems, Inc.; MGAM Services, LLC; MGAM Systems International, Inc.; MegaBingo International, LLC; Multimedia Games de Mexico 1, S. de R.L. de C.V.; and Servicios de Wild Basin S. de R.L. de C.V.  Our executive offices are located at 206 Wild Basin Rd., Bldg. B, Fourth Floor, Austin, Texas, 78746, and our telephone number is (512) 334-7500.

MARKETS AND PRODUCTS

Class III (Oklahoma, Rhode Island and Market Expansion)

Our largest Class III market and largest overall market is Oklahoma.  Class III compacted games in Oklahoma are referred to as “Oklahoma Compact” games in our consolidated financials.  For the fiscal year ending September 30, 2009, our operations in Oklahoma accounted for approximately 64% of our total revenues.  Of the total revenues generated from our Oklahoma operations, approximately 72% was generated by our average participation installed base of 6,364 Class III gaming machines in the state. During the same period of 2008 and 2007, our Class III operations in Oklahoma accounted for 58% of our total revenues.  Furthermore, 42% of our total revenue in the fiscal year ending September 30, 2009, was generated by a single tribe in Oklahoma, the Chickasaw Nation, as compared to 39% and 42% of our total revenues in the same period of 2008 and 2007, respectively.

In fiscal 2007, we began to expand the scope of our Class III offerings and embarked on an initiative to push our Class III offerings into additional Native American jurisdictions as well as the commercial casino marketplace.  We currently have 50 Class III units placed in a casino in Rhode Island and are working to secure licensing approval to place our Class III games and systems in a number of new jurisdictions across the United States.  The licensing process includes specific jurisdictional approvals from the appropriate testing laboratory and from the appropriate regulatory agency.  We currently have Class III placements in California where we are participating in a number of trials and have several full-scale deployments.  In addition, we have, to date, secured licensing to offer Class III gaming units with 53 tribes in 10 states.  We expect to be licensed in several additional Class III markets during fiscal 2010 and in more jurisdictions over the next several years.  We believe that we will successfully deliver player terminals to new Class III markets throughout fiscal 2010 and beyond and expect additional placements in the commercial marketplace as well, going forward.

Class III (Washington)

Our Class III business in Washington is governed by tribal compacts between the Native American tribes in Washington and the state.  We sell, rent and lease Class III gaming equipment to Native American customers and also receive a small fee for the use of our back-office systems.

We provide a growing number of proprietary games to our customers in Washington State and supplement these offerings with third party titles from several manufactures.  In addition, our player terminals are available in a variety of freestanding and cabinet styles.  Backing up our installations in Washington is our back-office system that allows customers to maintain end-user information, details of ticket manufacture, distribution and sales along with monitoring game operation and generating system reports.

Class II

The Class II market is associated with Native American gaming in the United States.  To service this marketplace, Multimedia Games provides its customers with a variety of linked player terminals, interactive electronic games and back-office systems.  We currently have Class II gaming units deployed in Oklahoma, Washington, California, Alabama, Texas, Wisconsin and New York.  Our products are high-speed and feature a mix of proprietary and in-demand third party content that enables us to deliver an entertaining gaming experience.  In addition, we provide innovative gaming systems that allow us to operate efficiently and deploy new game engines on a regular basis, game engines that allow us to use differing themes around the same underlying base game and back-office systems that enable our customers to track the performance of their slot floor and adjust it to ensure the optimal gaming experience for their customers.  A nationwide broadband network links our Class II game, allowing us to deliver games in real-time and lessening the time needed to establish a quorum since, by definition, a bingo game needs more than one player to operate.

Based on our expertise in Class II gaming and our recently implemented game development process, we believe the Class II market continues to present an opportunity for Multimedia Games to expand our market share in Class II jurisdictions.  Our current portfolio of Class II games demonstrates our cumulative experience and our ability to deliver entertaining, reliable games that provide our customers with attractive financial benefits.  Our experience in Class II began in May 1996 when we introduced our Legacy gaming system and game engines with the launch of MegaMania®, which was, at the time, the first online, interactive bingo system played by multiple players in a single casino.  Over time, we began linking multiple facilities and replaced the live draw with an electronic draw, reducing the amount of time needed to play a single game from two minutes to one minute.  We updated our Class II system in January 2001 with the launch of MegaNanza®, in June 2002 with the launch of Reel Time Bingo®, in November 2003 with the launch of our Gen IV system and finally in July 2005 with the launch of our Gen5 product.  The collective knowledge built into these systems allows us to deliver a Class II experience that we believe is unique to the industry.

We design player terminals for the Class II marketplace and also deliver licensed game themes in addition to our own proprietary titles.

Electronic Bingo (International)

We entered into Mexico, our most significant international market, in March 2006 by providing Apuestas Internacionales, S.A. de C.V., or Apuestas, a subsidiary of Grupo Televisa, S.A., with traditional and electronic bingo gaming, technical assistance and related services for Apuestas’ locations in Mexico.  Under its current permit from the Mexican Ministry of the Interior (Secretaria de Gobernación), Apuestas may open and operate up to 65 gaming establishments.  As of September 30, 2009, we had installed 5,321 player terminals at 26 gaming establishments, with all player terminals placed pursuant to a revenue share arrangement which is similar to our revenue share arrangements with some of our domestic customers.  In addition to our agreement with Apuestas, we have installed 80 player terminals at an additional establishment in Mexico, under which we provide traditional and electronic bingo gaming, technical assistance and related services.  We derived approximately 8% of our total revenue from our operations in Mexico in 2009, compared to 8% in 2008 and 4% in 2007.

Central Determinant System

Our central determinant business began in January 2004 and is principally based with the New York Lottery.  We provide the New York Lottery with a central determinant system for the video lottery terminal network that the New York Lottery operates at licensed New York State racetracks.  This central determinant system currently connects to approximately 12,500 video lottery terminals and has the ability to interface with, provide outcomes to, and manage player terminals provided by third party providers.  Pursuant to our agreement with the New York Lottery, we receive a portion of the network-wide hold per day in exchange for our provision and maintenance of the central determinant system.  In June 2009, the New York Lottery awarded us with a seven-year contract extension which extends the agreement through December 2017 and provides us an opportunity to expand our network as the New York Lottery licenses additional race track gaming facilities in the State of New York. We believe that we will be able to achieve future growth in the central determinant market by leveraging our experience in New York, California and Washington.

Electronic Bingo (Charity)

Charity gaming consists of bingo and other electronic gaming operated by and/or for the benefit of nonprofit organizations for charitable, educational and other lawful purposes.  Our charity gaming units are deployed in Alabama and Minnesota  Our player terminals and systems in this segment are generally placed in facilities under participation arrangements and receive a percentage of the hold per day generated by each of the player terminals.

The Alabama Supreme Court, in a recent decision, established a definition of “bingo” that included a limited set of standards for charity bingo games in Alabama.  We are in the process of making modifications to our games in the Alabama market, which we believe will comply with these standards in advance of the anticipated, near term mandatory implementation of these standards.  Notwithstanding our initiatives to have our games comply with the specified standards, there can be no assurance that we will not encounter further legal, regulatory, financial, or competitive issues related to this matter.  We believe that our modified games comply with the standards established by the recent Alabama Supreme Court decision and have submitted our games to independent gaming laboratories to have each game certified as compliant with the standards. See Item 1A. - Risk Factors- "Our charitable bingo operations in Alabama are subject to legal uncertainty."

OUR STRATEGY

Seek to diversify our revenue streams beyond participation placements: Over the course of our history, revenue generation has primarily been tied to placements of participation games on the slot floors of our customers’ gaming facilities.  These placements entitle us to a percentage of the hold per day generated by each of our player terminals and, as such, tie us closely to the success of our customers.  As of September 30, 2009, our installed base of units on participation totaled 16,152 games.  As we move forward, we are seeking to reduce our reliance on participation placements by expanding our business model to include the sale of player terminals and game content, systems and service agreements.  We also continue to analyze opportunities to work with casino operators on development agreements.  Historically, we have been successful in establishing long-term development agreements with several key customers, which have helped to expand our customer base and installed base of player terminals.  Typically, we seek contractual commitments regarding the placement of player terminals under participation agreements at the gaming facility in question.

Continue to launch Class III offerings in additional jurisdictions: While we are expanding our portfolio of Class III games to encompass additional categories and include new game themes, we are also working to expand our total addressable market by targeting new gaming jurisdictions across the United States that build on our efforts in Oklahoma, Rhode Island and Washington.  To accomplish this goal, we have recently secured licenses in California, Minnesota and Ontario, and are currently in various stages of pursuing new licenses in a number of states, including: Connecticut, Florida, Iowa, Louisiana, Michigan, Mississippi, Missouri, Nevada, New York (tribal), Wisconsin, Indiana and Kansas (tribal).  In an effort to more effectively address these new jurisdictions, we are also planning to expand our business model to include higher levels of unit sales (in addition to our traditional participation model). Our marketing efforts are focused on providing games that deliver high levels of performance for our customers.  We believe our newest products, discussed in more detail below, will help expand our footprint in new jurisdictions and ultimately increase the total number of machines we can sell and the total number of customers we can sell to.

Focus on niche products for Class III markets: We are looking to build on the early success of our entry into the Class III market with a growing line of new products, including:

▪
The Player HD™ cabinet.  The Player HD™ cabinet series, launched in 2008, is our premium player terminalIt features cutting-edge technology in a compact depth unit, including a pair of high-resolution 23-inch LCD video displays and a premium “focused sound” system that features 3-way speakers from Cambridge SoundWorks® for an immersive, entertaining gaming experience that can take advantage of our newest proprietary gaming content.

▪	Community games. We are expanding our portfolio of Class III products to include offerings for the emerging community gaming segment of the slot floor.

▪	TournEvent™. TournEvent™, formerly known as Casino Commander® Tournament System, helps transform the traditional process through which operators converted their slot floors into tournament venues.

▪
Class III video and mechanical reel games.  We have 13 proprietary Class III video reel game titles.  These titles include specific proven performers in the Class II market that have been modified for Class III and a growing line of titles developed specifically for Class III.  We also recently introduced our first 5-reel mechanical reel games with three themes.  Our Class III games are typically offered in the Player HD gaming cabinet.

Focus and improve the efficiency of game development. We have incorporated a new game development strategy and our studios are now more efficiently focused on quality over quantity, incorporating customer and player feedback in the process and developing significantly fewer, but more researched, games per year (in the fiscal year ending September 30, 2009, we developed 29 new Class III titles).  We believe this strategy will ultimately result in more entertaining content for our players and improved performance for our customers.

Provide superior customer service through our back-office systems: We plan to continue to provide innovative customer service though our back-office systems and technology.  All of our player terminals and central determinant systems include our MGAMe® back-office systems that provide accounting, management and information services to our customers, who are then able to monitor all aspects of their gaming activities in real-time at the player terminal, game and gaming facility level.  Our systems normally include a database server that archives details of distribution and sales, as well as end-user information used by the gaming facilities for marketing and player tracking.  Our typical system also includes a management terminal that can monitor game-system operation and generate system reports.  As part of MGAMe®, we also offer a player-tracking system that allows facilities to track the playing preferences of those individual end users who have elected to participate in that facility’s player-tracking program which also provides us with valuable design insights into game features that may be added to future games and terminals.  In this way, our customers often use MGAMe® as a marketing tool since it allows them to know which patrons are playing games in their facility, all in real-time.

Continually improve our product portfolio: We are working to improve our leadership position through a variety of avenues.  First, we are focusing on updating our existing product portfolio to incorporate the latest in technology.  Second, we are working in our game development studios to expand our proprietary game library to incorporate the needs and desires of slot players in an effort to deliver to them an experience they will find both exciting and entertaining.  Third, our development studios are focused on innovation with new products that enhance the customer experience.

Establish a studio model for our game development organization and increase our reliance on concept testing: At the core of our efforts to develop a wider range of Class III games and systems for tribal and commercial casinos and improved Class II product offerings lies our game development organization.  In an effort to improve the quality of the proprietary games we can offer, expand our capabilities and organize those capabilities by product line, we have revamped our development studios in order to allow such studios to work hand-in-hand with our expanded game development efforts and a newly established model for the testing of game concepts.  We believe that creating a process which links idea generation, theme testing, prototype creation, beta testing and commercialization will help us deliver games that are more attractive, more entertaining and ultimately, better for our customers.

Offer new Class II products that benefit our tribal customers: Historically, our business has been reliant on our efforts in the Class II gaming space and this market remains an important part of our focus on product excellence.  We continue to work on new Class II products and plan to leverage third-party offerings, where appropriate, to support expanding or retaining customer relationships.  Furthermore, we plan to further enhance the overall level of gaming solutions we provide to our Class II gaming customers with the overriding goal of enhancing our net gaming revenue.  In particular, we are developing a Class II version of our TournEvent tournament system which we believe offers an attractive solution for our customers.  While we are directing an increasing amount of effort towards the development of Class III products, we believe it is vital to continue to support our Class II installed base and Class II customers.

Expand presence in the video lottery terminal market with our system-based products: We currently provide video lottery technologies to Native American tribes in the state of Washington and provide the central determinant system for the New York State Lottery’s video lottery terminal offerings at eight racetracks in the state.  Pursuant to the terms of the New York State Lottery agreement, we do not provide games but rather receive a portion of the network-wide hold per day in exchange for our provision and maintenance of the central determinant system.  We plan to leverage our expertise in the operation of video lottery systems to pursue agreements in other markets, as such markets and jurisdictions become available to us.

COMPETITION

We compete in a variety of gaming markets with equipment suppliers who vary in size from small to large.  Competition in our markets is generally on the basis of the amount of profits our products generate for our customers relative to the amount of profits generated by the products offered by our competitors as well as the prices and/or fees we and our competitors charge for products and services offered.  We believe that in addition to economic considerations, the most important factor influencing our customers’ product selection is their appeal to end users.  This appeal has a direct effect on the volume of play by end users and drives the amount of revenue generated for our customers.  To drive customer demand and improve product attractiveness to end users, we are continually working to develop new game themes, gaming engines, hardware platforms and systems, all while releasing these new products to the marketplace in a timely manner.  See Item 1A - Risk Factors.

As we move more deeply into the Native American and commercial Class III casino markets, we expect competition for our products and services to increase, which will have a direct impact on our ability to control our pricing model.  To offset this increased competition, we plan to regularly introduce a variety of new gaming platforms and systems, new proprietary content and new proprietary stand-alone player terminals that we believe will appeal to our customers’ end users.  However, we believe that the net revenue retained by our customers from their installed base of player terminals will remain the most significant factor in the competitive environment, one that may require us to change the terms of our participation arrangements with customers to remain competitive.

Competition in our industry includes Video Gaming Technologies, Inc. (VGT), International Game Technology (IGT), the leader in the North American gaming equipment supply market, WMS Industries, Inc. (WMS), Bally Technologies, Inc. (Bally), Aristocrat Technologies, Inc. (Aristocrat) and Konami Co. Ltd (Konami).

RESEARCH AND DEVELOPMENT

We conduct research and development activities primarily to develop new gaming systems, gaming engines, player tracking systems, casino data management systems, central video lottery systems, gaming platforms and content and to add enhancements to our existing product lines.  We believe our ability to deliver differentiated, appealing products and services to the marketplace is based in our research and development investments and we expect to continue to make such investments in the future.  These research and development costs consist primarily of salaries and benefits, consulting fees and an allocation of corporate facilities costs related to these activities.  Once the technological feasibility of a project has been established, it is transferred from research to development, and capitalization of development costs begins until the product is available for general release.

For the year ended September 30, 2009, research and development expense decreased by 36% to $10.3 million, from $16.2 million in the same period of 2008 and $18.1 million for the same period of 2007.

INTELLECTUAL PROPERTY

We rely on patents, copyrights, trademarks, trade secret laws, license agreements and employee nondisclosure agreements to protect our various proprietary rights and technologies.  Since these laws and contractual agreements provide us with limited protection, we actively rely on our proprietary expertise and technological innovation to continually develop new products and systems in order to maintain our competitive position.  While we also rely on trade secrets, un-patented know-how and innovation, we cannot be certain that others will not independently develop similar technology or that our secrecy will not be breached.

We have 47 patents issued and 58 patents pending in the United States.  In addition, we also have a number of patents pending overseas that correspond to some of our patents and patents pending applications in the United States.  We have 240 registered trademarks and 22 pending in the United States.  See Item 1A - Risk Factors – “We may not be successful in protecting our intellectual property rights, or avoiding claims that we are infringing upon the intellectual property rights of others.”

EMPLOYEES

At September 30, 2009, we had 412 full-time and part-time employees, including 185 engaged in field operations and business development, 152 in system and game development, 22 in sales and marketing, 20 in accounting and 33 in other general administrative and executive functions.  We do not have a collective bargaining agreement with any of our employees and we believe our relationship with our current employees is good.

GAMING REGULATIONS/LICENSING STRATEGY

We believe we hold all of the licenses and permits necessary to conduct business in 62 jurisdictions (commercial and tribal) following the recent addition of Class III tribal casinos in California.  While the regulatory requirements vary from jurisdiction to jurisdiction, most require:

▪	Documentation of qualification, including evidence of financial stability;
▪	Findings of Suitability for the Company, as well as its officers and directors; and
▪	Gaming equipment and game approvals following testing and certification by testing labs.

Laws of various gaming regulatory agencies serve to protect the public and ensure that gaming-related activity is conducted honestly and free from corruption.   Regulatory oversight ensures local authorities receive the appropriate amount of gaming tax revenues.  As such, our financial systems and reporting functions are required to demonstrate  high levels of detail and integrity. We are working to expand our total addressable market by targeting new gaming jurisdictions across the United States that build on our efforts in Oklahoma, Rhode Island and Washington.  To accomplish this goal, we have recently secured licenses in California, Minnesota and Ontario, and are currently pursuing new licenses in a number of states, including: Connecticut, Florida, Iowa, Louisiana, Michigan, Mississippi, Missouri, Nevada, New York (tribal), Wisconsin, Indiana and Kansas (tribal).

Federal Regulation

In general, we are subject to a wide range of federal, state and Native American laws and regulations that affect our general commercial relationships with our Native American tribal customers and the products and services we provide.  As we seek to enter the traditional commercial gaming marketplace, we will also be subject to increased state regulatory requirements that will require more in-depth state-by-state licensing and oversight.  Furthermore, we are also subject to a range of state and local regulations in the markets where we provide products and services for charity bingo markets.

At the federal level, we are subject to two key pieces of legislation.  Our Native American customers are regulated by the National Indian Gaming Commission (NIGC), which was established by the Indian Gaming Regulatory Act of 1988 (IGRA).  The NIGC has regulatory authority over certain aspects of Native American gaming and defines the boundaries of our dealings with the Native American marketplace and the level of regulatory authority these games are subject to.

The Federal Gambling Devices Act of 1962 (the Johnson Act) requires us to register annually with the Criminal Division of the United States Department of Justice and requires a wide variety of record-keeping and equipment-identification efforts on our part.  Registration is required in order for us to sell, distribute, manufacture, transport and/or receive gaming equipment, machines or components across state lines.  If we fail to comply with the requirements set forth under the Johnson Act, we could become subject to a variety of penalties, including, but not limited to, the seizure and forfeiture of equipment.

State Licensing

In various states where we conduct business, we are subject to state-by-state licensing requirements .  Furthermore, we seek and obtain determinations from each tribe’s gaming commission that our next-generation Class II games comply with the definition set forth by IGRA prior to our installation of these games at the tribe’s gaming facility.  Outside the landscape of Native American gaming, we are licensed by the State of Washington to sell Class III video lottery systems and to conduct Class III gaming in that state, and we are licensed by the state of Louisiana as a manufacturer of charitable gaming equipment.  In Minnesota, we are licensed by the state as a linked bingo prize provider.  We are also licensed by the State of New York for the purpose of providing the central-determinant-driven video lottery system operated at certain racetracks.

Tribal-State Compacts and Tribal Regulation

Native American gaming is subject to the review of the NIGC.  Native American tribes must adopt and submit for NIGC approval the ordinances that regulate their gaming activities.  Pursuant to the requirements of IGRA, our tribal customers require the tribe to have the “sole proprietary interest” in their gaming activities.

Class III gaming on Native American tribal lands is subject to the negotiation of a compact between the tribe and the state in which they plan to operate a gaming facility.  These tribal-state compacts typically include provisions entitling the state to receive a portion of the tribe’s gaming revenues.  While tribal state compacts are intended to document the agreement between the state and a tribe, these tribal state compacts can be subject to disputes relative to permitted Class III gaming operations. Currently, we operate in three states (Oklahoma, Washington and California) where compacts significantly affect our business.

Oklahoma: In 2004, the Oklahoma Legislature authorized certain forms of gaming at racetracks and gaming at tribal facilities pursuant to tribal-state compacts.  Class III gaming in Oklahoma was authorized in 2004 by the state legislature to include facilities at racetracks and on Native American lands, subject to tribal-state compacts.  While the racetrack facilities can operate a limited number of instant and bonanza-style bingo games and electronic amusement games, the compacts between the Native American tribes and the state allow tribal facilities to include an unlimited number of electronic instant and bonanza-style bingo games, electronic amusement games and non-house-banked tournament card games.  Vendors placing games at any of these facilities are required to gain state licensing approval as well as licensing approval from each individual tribe.  Furthermore, all electronic games must receive certification from independent testing laboratories and are subject to technical specifications maintained by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities.

Washington. Our activities in Washington State are governed pursuant to compacts between the state government and Native American tribes located in Washington.  We offer a range of Class II and Class III player terminals to our customers in Washington that are operated in conjunction with local central determinant systems as described above.  Compacts between the state and tribes are recognized by IGRA to permit Class III gaming.

Charity Regulation

We supply bingo games and systems to nonprofit organizations that operate these games for charitable, educational and other lawful purposes.  Bingo for charity is not subject to a nationwide regulatory system such as the system created by IGRA to regulate Native American gaming and, as a result, regulation for this market is generally on a state-by-state basis though, in some cases, it is regulated by county commissions or other local government authorities.  We currently offer charity bingo gaming systems in Alabama pursuant to constitutional amendments and county regulations or other local government authority regulations, and we offer games to certain operators in Minnesota.

International Regulation

We currently have operations in one international market, Mexico.  We began placing bingo games in the Mexican market in 2006 under the jurisdiction of the Ministry of the Interior (Secretaría de Gobernación), a branch of the federal government of Mexico.  The entities and individuals who have obtained bingo permits may only operate player terminals that comply with Mexican law and regulations.  Accordingly, our contracts require us to provide player terminals that comply with said laws and regulations, and therefore, we submit our games for compliance certification to an independent lab prior to placing them in a facility of a permit holder.

Available Information.  Through the Investor Relations link on our website (www.multimediagames.com), we make available free of charge to the public, as soon as reasonably practicable after such information has been filed with the Securities and Exchange Commission, or SEC, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act.  The public may read and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Furthermore, the SEC maintains a free website (www.sec.gov) which includes reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.  Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.  Additionally, we make available free of charge on our internet website: our Code of Business Conduct and Ethics; the charter of our Nominating and Governance Committee; the charter of our Compensation Committee; and the charter of our Audit Committee.

ITEM 1A.RISK FACTORS

Investing in our common stock involves risks.  Prospective investors in our common stock should carefully consider, among other things, the following risk factors in connection with the other information and financial statements contained in this Annual Report, including “PART II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” prior to making an investment decision. We have identified the following important factors that could cause actual results to differ materially from those projected in any forward looking statements we may make from time to time. We operate in a continually changing business environment in which new risk factors emerge from time to time. We can neither predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward looking statement. If any of these risks, or combination of risks, actually occur, our business, financial condition and results of operations could be seriously and materially harmed, and the trading price of our common stock could decline.

Our success in the gaming industry depends in large part on our ability to expand into new and non-Native American markets.  Our expansion into non-Native American gaming activities will present new challenges and risks that could adversely affect our business and results of operations.

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

If we are unable to keep pace with rapid innovations in new technologies or product design and deployment, or if we are unable to quickly adapt our development and manufacturing processes to compete, our business and results of operation could be negatively impacted.

Our success is dependent on our ability to develop and sell new products and systems that are attractive not only to our customers, but also to their customers, the end players.  If our gaming devices do not appeal to customers, or if our gaming devices do not meet or sustain revenue and profitability expectations, our gaming devices may be replaced by our competitor's devices.  Additionally, we may be unable to enhance existing products in a timely manner in response to changing regulatory, legal or market conditions or customer requirements, or new products or new versions of our existing products may not achieve market acceptance in new or existing markets. Therefore, our future success depends upon our ability to design and market technologically sophisticated products that meet our customer's needs regarding, among other things, ease of use and adaptability, but also that are unique and entertaining such that they achieve high levels of player appeal and sustainability. If we fail to keep pace with our competitors, our business could be adversely affected and a decrease in demand for our games could also result in an increase in our inventory obsolescence charges.

The demands of our customers and the preferences of the end players are continuously changing. As a result, there is constant pressure to develop and market new game content and technologically innovative products. As our revenues are heavily dependent on the earning power and life span of our games and because newer game themes tend to have a shorter life span than more traditional game themes, we face increased pressure to design and deploy new and successful game themes to maintain our revenue stream and remain competitive. Our ability to develop new and innovative products could be adversely affected by:

▪	the failure of our new gaming products to become popular with end players;
▪
a decision by our customers or the gaming industry in general to decline to purchases our new gaming devices or to cancel or return previous orders, content or systems in anticipation of newer technologies;

▪	an inability to roll out new games, services or systems on schedule as a result of delays in regulatory product approval in the applicable jurisdictions, or otherwise; and
▪	an increase in the popularity of competitors' games.

Our newer products are generally more technologically sophisticated and are of a different form than those we have produced in the past and we must continually refine our production capabilities to meet the needs of our product innovation. If we cannot adapt our manufacturing infrastructure to meet the needs of our product innovations, or if we are unable to make upgrades to our production capacity in a timely manner, our business could be negatively impacted.

The gaming industry is intensely competitive.  We may not be able to successfully compete in new and existing markets due to research and development, intellectual property and regulatory challenges, and if we are unable to compete effectively, our business could be negatively impacted.

We operate in an intensely competitive industry against larger companies with significant financial, research design and development, and marketing resources. These larger companies, most of whom have greater resources, are aggressively competing against us in our core business operations, including but not limited to, charity bingo, lottery, Class II, Class III, and international bingo markets. Additionally, new smaller competitors may enter our traditional markets. The increased competition will intensify pressure on our pricing model. We expect to face increased competition as we attempt to enter new markets and new geographical locations.

There are a number of established, well-financed companies producing gaming devices, game content and systems that compete with our products. Certain of these competitors may have access to greater capital resources than we do, and as a result, may be better positioned to compete in the marketplace. The market is crowded, with IGT, WMS, Aristocrat and Konami comprising the primary competition. Pricing, accuracy, reliability, product features and functions are among the factors affecting a provider's success in selling its system.

Competition in the gaming industry is intense due to the number of providers, as well as the limited number of facilities and jurisdictions in which they operate. As a result of consolidation among the gaming facilities and the recent cutbacks in spending by facility operators due to the downturn in the economy, the level of competition among providers has increased significantly as the number of potential customers has decreased.  Other members of our industry may independently develop games similar to our games, and competitors may introduce noncompliant games that unfairly compete in certain markets due to uneven regulatory enforcement policies.

Additionally, our customers compete with other providers of entertainment for their end user’s entertainment budget. Consequently, our customers might not be able to spend new capital on acquiring gaming equipment. Moreover, our customers might reduce their utilization of revenue share agreements.

Slow growth in the establishment of new gaming jurisdictions or the number of new casinos and declines in the rate of replacement for existing gaming machines could limit or reduce our future profits.

Demand for our products is driven substantially by the establishment of new gaming jurisdictions, the addition of new casinos or expansion of existing casinos within existing gaming jurisdictions and the replacement of existing gaming machines. The establishment or expansion of gaming in any jurisdiction typically requires a public referendum or other legislative action. As a result, gaming continues to be the subject of public debate, and there are numerous active organizations that oppose gaming. Opposition to gaming could result in restrictions on or even prohibitions of gaming operations or the expansion of operations in any jurisdiction. In addition, the construction of new casinos or expansion of existing casinos fluctuates with demand, general economic conditions and the availability of financing. The rate of gaming growth in North America has diminished and machine replacements are at historically low levels. Slow growth in the establishment of new gaming jurisdictions or delays in the opening of new or expanded casinos and continued declines in or low levels of demand for machine replacements could reduce the demand for our products and our future profits.

Our business operations and product offerings are subject to strict regulatory licenses, findings of suitability, registrations, permits and/or approvals.

Our ability to conduct our existing traditional business, expand operations, develop and distribute new products, games and systems, and expand into new gaming markets is subject to significant federal, state, local, Native American, and foreign regulations. Specifically, our company; our officers, directors, key employees, major shareholders; as well as our products, games and systems are subject to licenses, findings of suitability, registrations, permits or approvals necessary for the operation of our gaming activities.

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

Our ability to effectively compete in Native American gaming markets is vulnerable to legal and regulatory uncertainties, including the ability to enforce contractual rights on Native American land.

Historically, we have derived most of our revenue from the placement of Class II player terminals and systems for gaming activities conducted on Native American lands.  Because federally recognized Native American tribes are independent governments with sovereign powers, Native American tribes can enact their own laws and regulate gaming operations and contracts.  Native American tribes maintain their own governmental systems and often their own judicial systems and have the right to tax persons and enterprises conducting business on Native American lands, and also have the right to require licenses and to impose other forms of regulation and regulatory fees on persons and businesses operating on their lands.  In the absence of a specific grant of authority by Congress, states may regulate activities taking place on Native American lands only if the tribe has a specific agreement or compact with the state. Our contracts with Native American customers normally provide that only certain provisions will be subject to the governing law of the state in which a tribe is located.  However, these choice-of-law clauses may not be enforceable.

Further, Native American tribes generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States.  In order for the Company to sue or enforce contract rights with a Native American tribe (or an agency or instrumentality of a Native American tribe), the tribe must effectively waive its sovereign immunity with respect to the matter in dispute, which we are not always able to obtain.  For example, our largest customer, who accounts for over 42% of our revenue, has not given us a limited waiver of sovereign immunity.  Without a limited waiver of sovereign immunity or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract.  Even if the waiver of sovereign immunity by a Native American tribe is deemed effective, there will be an issue as to the forum in which a lawsuit can be brought against the tribe.  Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native Americans and we may be unable to enforce any arbitration decision effectively.

Our agreements with Native American tribes are subject to review by regulatory authorities.  For example, our development agreements are subject to review by the NIGC and any such review could require substantial modifications to our agreements or result in the determination that the Company has a proprietary interest in a tribe’s gaming activity which could materially and adversely affect the terms on which we conduct our business.  The NIGC has previously expressed its view that some of our development agreements could be in violation of the requirements of the Indian Gaming Regulatory Act of 1988 and tribal gaming regulations, which state that the Native American tribes must hold “sole proprietary interest” in the tribes’ gaming operations, which presents additional risk for our business.  The NIGC may also reinterpret applicable laws and regulations, which could affect our agreements with Native American tribes.

We could be affected by alternative interpretations of the Gambling Devices Act, 15 U.S.C. § 1171, et seq, or the Johnson Act, as the customers of our Class II games, the Native American tribes, could be subject to significant fines and penalties if it is ultimately determined they are offering an illegal game, and an adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for our business, operating results and prospects.

Government enforcement, regulatory action, judicial decisions, and proposed legislative action have in the past, and will likely continue to affect our business, operating results and prospects in Native American lands.  We believe that a number of our competitors have not complied with published regulation restrictions.  We have lost, and could continue to lose, market share to competitors who offer games that do not appear to comply with published regulatory restrictions on Class II games and therefore offer features not available in our products.  The legal and regulatory uncertainties surrounding our Native American agreements could result in significant and immediate adverse impacts on our business and operating results. Additionally, such uncertainties could increase our cost of doing business and could take our executives’ attention away from operations.  The trading price of our common stock has in the past been, and may in the future be, subject to significant fluctuations based upon market perceptions of the legal status of our products and our ability to compete in the Native American markets.  Regulatory action against our customers or equipment in these or in other markets could result in machine seizures and significant revenue disruptions, among other adverse consequences.  Moreover, tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within the tribe. Changes in tribal leadership or tribal political pressure can affect our business relationships within Native American markets.

State compacts with our existing Native American customers to allow Class III gaming could reduce demand for our Class II games and our entry into the Class III market may be difficult as we compete against larger companies in the Class III market.

Certain of Class II tribal customers have entered into compacts with the states in which they operate to permit the operation of Class III games. We believe the number of our Class II game machine placements in those customers’ facilities could decline significantly, and our operating results could be materially and adversely affected. As our tribal customers continue their transition to gaming under compacts with the state, we continue to face significant uncertainty in the market for our games that makes our business in these states difficult to manage and predict.

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

For the year ended September 30, 2009 and 2008, approximately 64% and 58%, respectively, of our total revenues were from Native American tribes located in Oklahoma, and approximately 42% and 39%, respectively, of our gaming revenues were from one tribe in that state. The significant concentration of our customers in Oklahoma means that local economic, regulatory and licensing changes may adversely affect our customers, and therefore our development agreements and our business, disproportionately to changes in national economic conditions, including more sudden adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, the loss of any of our Oklahoma tribes as customers would have a material and adverse effect upon our financial condition and results of operations. In addition, the legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe previously avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. Oklahoma permits other types of gaming, both at tribal gaming facilities and at Oklahoma racetracks, and many of our competitors may seek entry into this market. The loss of significant market share to these new gaming opportunities or the increased presence of our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.  We believe that the introduction of our competitor’s more aggressive instant bingo machines, with characteristics of traditional slot machines, into the Oklahoma market, has adversely affected our operating results and market position in that state and may continue to do so in the future.

We may not realize satisfactory returns on money lent to new and existing customers to develop or expand gaming facilities.

We enter into development agreements to provide financing for construction, expansion, or remodeling of gaming facilities, primarily in the state of Oklahoma, but have since expanded operations to other jurisdictions.  Under our development agreements, we secure a long-term revenue share percentage and a fixed number of player terminal placements in the facility, in exchange for funding the development and construction of the gaming facility.  We may not, however, realize the anticipated benefits of any of these strategic relationships or financings as our success in these ventures is dependent upon the timely completion of the gaming facility and the placement of our player terminals.

Our development efforts and financing activities may result in unforeseen operating difficulties, financial risks, or required expenditures that could adversely affect our liquidity.  In connection with one or more of these transactions, and to obtain the necessary development funds, we may need to issue additional equity securities which would dilute existing shareholders; extend secured and unsecured credit to potential or existing customers that may not be repaid; incur debt on terms unfavorable to us or that we are unable to repay; or incur other contingent liabilities.

The failure to maintain controls and processes related to billing and collecting accounts receivable or the deterioration of the financial condition of our customers could negatively impact our business.  As a result of our development agreements, the collection of accounts receivable has become a matter of greater significance. While we believe the increased level of these specific receivables has allowed us to grow our business, it has also required direct, additional focus of and involvement by management. Further, and especially due to the current downturn in the economy, some of our customers may not pay accounts receivable when due, whether as a result of financial difficulties, bankruptcy or otherwise, resulting in increased write-offs for us.

Interpretations of regulations by governmental agencies may affect our business.

We may face regulatory risks as a result of interpretations of other regulations, such as banking regulations, as applied to our gaming systems. We may be required to make changes to our games to comply with such regulations, with attendant costs and delays that could adversely affect our business.

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

Our charitable bingo operations in Alabama are subject to legal uncertainty.

The Alabama Supreme Court, in the recent decision related to the White Hall Entertainment Center, established a definition of “bingo” that included a limited set of standards for charity bingo games in Alabama.  We are in the process of making modifications to our games in the Alabama market, which we believe will comply with these standards in advance of the anticipated, near term mandatory implementation of these standards.  Notwithstanding our initiatives to have our games comply with the specified standards, there can be no assurance that we will not encounter further legal, regulatory, financial, or competitive issues related to this matter.  We believe that our modified games will comply with the standards established by the recent Alabama Supreme Court decision and have submitted our games to independent gaming laboratories to have each game certified as compliant with the standards.  However, we cannot be certain operators in Alabama will decide that our games, as reintroduced to the Alabama market, are in compliance with the standard set forth by the Alabama Supreme Court or that a court will not later determine that the modified equipment does not comply with the standards set forth in the White Hall decision.  Furthermore, unfavorable changes in laws, regulatory requirements or unanticipated enforcement action against us, our games or customers, and/or adverse decisions by courts, regulators and/or governmental bodies, in Alabama could have a material adverse effect on our Alabama clients’ businesses, and, ultimately, a material adverse impact on our results of operations and financial condition, including our revenue and any  money lent pursuant to our development agreements in the State may not be adequately repaid.  It remains a possibility, for instance, that certain of our charity bingo equipment located in Alabama could be seized and made subject to a forfeiture proceeding. In addition, legal and regulatory uncertainty in Alabama has introduced new competitive issues as other equipment manufacturers take different approaches to compliance which may prove more popular with our customers than the approaches we've taken.  If our reintroduced machines are not as popular with customers as those of our competitors, our market share and operating results in Alabama could suffer.

Our Credit Facility contains covenants that limit our ability to finance future operations or capital needs and to engage in other business activities.

The operating and financial restrictions and covenants in our debt agreements, including the Credit Facility, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our Credit Facility requires us to maintain a minimum Adjusted EBITDA (earnings (loss) before net interest expense, income taxes, depreciation, amortization and accretion of contract rights, plus certain add-backs as agreed upon by the lenders) of $60.0 million on a trailing twelve month basis, a total debt to EBITDA leverage ratio of no more than 1.75:1.00 and a minimum fixed charge coverage ratio of at least 1.5:1.0. The Credit Facility contains certain covenants that, among other things, restrict our ability as well as our restricted subsidiaries’ ability to:

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

Current borrowings, as well as potential future financings, may substantially increase our current indebtedness.

No assurance can be given that we will be able to generate the cash flows necessary to permit us to meet our fixed charges and payment obligations with respect to our debt. We could be required to incur additional indebtedness to meet these fixed charges and payment obligations. Should we incur additional debt, among other things, such increased indebtedness could:

•	adversely affect our ability to expand our business, market our products and make investments and capital expenditures;
•	adversely affect the cost and availability of funds from commercial lenders, debt financing transactions and other sources; and
•	create competitive disadvantages compared to other companies with lower debt levels.

Any inability to service our fixed charges and payment obligations, or the incurrence of additional debt, would have an adverse effect on our cash flows, results of operations and business generally.

An inability to maintain sufficient liquidity could negatively affect expected levels of operations and new product development.

Future revenue may not be sufficient to meet operating, product development and other cash flow requirements. Sufficient funds to service our debt and maintain new product development efforts and expected levels of operations may not be available, and additional capital, if and when needed by us, may not be available on terms acceptable to us. If we cannot obtain sufficient capital on acceptable terms when needed, we may not be able to carry out our planned product development efforts and level of operations, which could harm our business.

Our financial results vary from quarter to quarter, which could negatively impact our business.

Various factors affect our quarterly operating results, some of which are not within our control. These factors include, among others:

•	the financial strength of the gaming industry;
•	consumers' willingness to spend money on leisure activities;
•	the timing and introduction of new products and services;
•	the mix of products and services sold;
•	the timing of significant orders from and shipments to customers;
•	product and service pricing and discounts; and
•	the timing of acquisitions of other companies and businesses or dispositions.

Our current international businesses and potential expansion into other international gaming markets may present new challenges and risks that could adversely affect our business or results of operations.

In recent years, we have expanded our business into several countries, including Malta, Israel, and Mexico and have immediate plans to expand into Canada.  The Maltese and Israeli operations are immaterial to us; the Mexican business has grown significantly since inception.  We now operate over 5,400 units in Mexico, primarily across numerous facilities operated by one customer.  Although the revenue results in Mexico have not met original expectations, we plan to continue to operate in the country but there can be no assurances that either revenues will grow or that we will continue supplying product to that market.  Furthermore our agreement with our largest customer in Mexico terminates in April of 2010, but provides that we can renegotiate on favorable terms.  In addition, we have generated several value added tax favorable balances in Mexico and are currently seeking a refund, which, if we fail to receive, could have a negative impact on our financial condition.  International business is inherently subject to various risks, including, but not limited to:

▪	currency fluctuations;
▪	difficulty in enforcing agreements;
▪	higher operating costs due to local laws or regulations;
▪	unexpected changes in regulatory requirements;
▪	tariffs, taxes and other trade barriers, including value added tax;
▪	general government instability;
▪	costs and risks of localizing products for foreign countries;
▪	difficulties in staffing and managing geographically disparate operations;
▪	greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;
▪	challenges negotiating and enforcing contractual provisions;
▪	repatriation of earnings; and
▪	anti-American sentiment due to the war in Iraq and other policies of the United States government that may be unpopular in certain regions, particularly in the Middle East.

The carrying value of our assets is dependent upon our ability to successfully deploy games into new or existing markets.

We have player stations not deployed as of September 30, 2009, which are considered part of our rental pool. If the opening of new facilities or the expansion of existing facilities is altered negatively, either by significant delay or by cancellation, the realizable value of these assets could be adversely impacted. In such instances we may be required to recognize impairment charges on these assets.

We may not be able to successfully implement new sales strategies.

As we attempt to generate new streams of revenue by selling units to new customers we may have difficulty implementing an effective sales strategy. Our failure to successfully implement an effective sales strategy could cause our future operating results to vary materially from what management has forecast.

We may not be successful in protecting our intellectual property rights, or avoiding claims that we are infringing upon the intellectual property rights of others.

We rely upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect our proprietary rights and technology, but these laws and contractual provisions provide only limited protection. We rely to a greater extent upon proprietary know-how and continuing technological innovation to maintain our competitive position. Insofar as we rely on trade secrets, unpatented know-how and innovation, others may be able to independently develop similar technology, or our secrecy could be breached. The issuance of a patent to us does not necessarily mean that our technology does not infringe upon the intellectual property rights of others. As we enter into new markets by leveraging our existing technology, and by developing new technology and new products, it becomes more and more likely that we will become subject to infringement claims from other parties. We are currently involved in a patent dispute with a competitor. See “Part II – Item I. Financial Statements – Note 11 – Commitments and Contingencies.” Problems with patents or other rights could increase the cost of our products, or delay or preclude new product development and commercialization. If infringement claims against us are valid, we may seek licenses that might not be available to us on acceptable terms or at all. Litigation would be costly and time consuming, but may become necessary to protect our proprietary rights or to defend against infringement claims. We could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others or in asserting claims against others. We cannot guarantee that our intellectual property will provide us with a competitive advantage or that it will not be circumvented by our competitors.

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

We rely on software and games licensed from third parties, and on technology provided by third-party vendors, the loss of which could increase our costs and delay deployment or suspend development of our gaming systems and player terminals.

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

In addition, we license certain other manufacturers’ games to our customers.  Should such licenses terminate, our business would be adversely affected.  Our agreement with one of our major licensors, WMS, is set to expire according to its terms on June 30, 2010, which, if terminated, would affect our product portfolio with our largest customer, the Chickasaw Nation.

We do not rely upon the term of our customer contracts to retain the business of our customers.

Our contracts with our customers are on a year-to-year or multi-year basis. Except for customers with whom we have entered into development agreements, we do not rely upon the stated term of our customer contracts to retain the business of our customers, as often noncontractual considerations unique to doing business in the Native American market override strict adherence to contractual provisions. We rely instead upon providing competitively superior player terminals, games and systems to give our customers the incentive to continue doing business with us. At any point in time, a significant portion of our business is subject to nonrenewal, which may materially and adversely affect our earnings, financial condition and cash flows. In addition, certain of our customer contracts have "buy out" provisions enabling our customer to purchase machines formerly under revenue participation arrangements.  To the extent our customers exercise their buy out rights pursuant to these provisions, we recognize revenue from equipment sales in the current period while losing future participation revenue from purchased machines.  This could have the effect of reducing our overall future revenues from these customers and thereby adversely affect our future operating results.

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

We do not currently have the right to redeem shares of an unsuitable shareholder, and a finding of unsuitability could have a material adverse effect on our business. In some jurisdictions, the gaming authority may determine that any of our officers, directors, key employees, shareholders or any other person of the Company is unsuitable to act in such capacity. There can be no assurance that we will obtain all the necessary licenses and approvals or that our officers, directors, key employees, their affiliates and certain other shareholders will satisfy the suitability requirements in each jurisdiction in which we seek to operate. The failure to obtain such licenses and approvals in one jurisdiction may affect our licensure and/or approvals in other jurisdictions. In addition, a significant delay in obtaining such licenses and approvals could have a material adverse effect on our business prospects.

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

The occurrence of malfunctions, anomalies or fraudulent activities could result in litigation against us by our customers based on lost revenue or other claims based in tort or breach of contract. Moreover, these occurrences could result in investigations or disciplinary actions by applicable gaming regulators. Additionally, in the event of such issues with our gaming devices or software, substantial engineering and marketing resources may be diverted from other areas to rectify the problem.

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

Adverse weather conditions, particularly flooding, tornadoes, heavy snowfall and other extreme weather conditions often deter our customer’s end users from traveling, or make it difficult for them to frequent the sites where our games are installed. If any of those sites experienced prolonged adverse weather conditions, or if the sites in Oklahoma, where a significant number of our games are installed, simultaneously experienced adverse weather conditions, our results of operations and financial condition would be materially and adversely affected.

We are parties to certain agreements that could require us to pay damages resulting from loss of revenues if our systems are not properly functioning, or as a result of a system malfunction or an inaccurate pay table.  In addition, our agreement with the New York State Division of the Lottery permits termination of the contract at any time for failure by us or our system to perform properly. Failure to perform under this contract or similar contracts could result in substantial monetary damages, as well as contract termination.

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

Current environmental laws and regulations, or those enacted in the future, could result in additional liabilities and costs.

The manufacturing of our products may require the use of materials that are subject to a variety of environmental, health and safety laws and regulations. Compliance with these laws could increase our costs and impact the availability of components required to manufacture our products. Violation of these laws may subject us to significant fines, penalties or disposal costs, which could negatively impact our results of operations, financial position or cash flows.

Our ability to recognize revenue at the time of sale and delivery is dependent upon obtaining Vendor Specific Objective Evidence (VSOE) for products yet to be delivered or services yet to be performed.

We believe future transactions with both existing and future customers may be more complex than transactions entered into currently. As a result, we may enter into more complicated business and contractual relationships with customers which, in turn, can engender increased complexity in the related financial accounting. Legal and regulatory uncertainty may also affect our ability to recognize revenue associated with a particular project, and therefore the timing and possibility of actual revenue recognition may differ from our forecast.

The ability of our Board of Directors to issue preferred stock or anti-takeover provisions of Texas law and our governing documents could discourage a merger or other type of corporate reorganization or a change in control even if it could be favorable to the interests of our shareholders.

Our Board of Directors has the authority to issue 2,000,000 shares of preferred stock and determine the terms of such preferred stock without shareholder approval.  While we currently do not have any preferred stock issued and our board has no current plans, agreements or commitments to issue any shares of preferred stock, the issuance of such preferred stock may delay, defer or prevent a change in control because the terms of any issued preferred stock could potentially prohibit our consummation of any acquisition, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction.  In addition, the issuance of preferred stock could have a dilutive effect on our shareholders and affect the price of our common stock.

Other provisions of Texas law and our Articles of Incorporation and Bylaws may have the effect of delaying or preventing a change in control or acquisition of the Company, whether by means of a tender offer, business combination, proxy contest, or otherwise.  Our Articles of Incorporation and Bylaws include purported limits on shareholder action by written consent in lieu of a meeting and certain procedural requirements governing the nomination of directors by shareholders and shareholder meetings. These provisions could have the effect of delaying or preventing a change in control of the Company.

ITEM 1B.  Unresolved Staff Comments

None.

ITEM 2.  Properties

We do not own any real property. As of September 30, 2009, we are under contract for the following leases, and we believe the facilities are suitable to our business and adequate for our current and near-term needs:

	Square Feet	Monthly Rent	Expiration Date
Austin, Texas
Corporate Offices	67,761	$129,154	July 2010
Assembly and Warehouse Facilities	55,140	46,345	December 2011; June 2010 (for 14,400 sf)

Tulsa, Oklahoma
Operations and Sales Offices	3,736	3,105	February 2010
Warehouse	77,000	13,220	November 2009

Plano, Texas	5,010	8,976	April 2010

Kent, Washington
Warehouse	14,400	8,606	August 2011

Albany, New York
Office Space	2,708	3,982	December 2009

Schenectady, New York
Office Space	1,690	3,013	December 2017

St. Paul, Minnesota
Office/Warehouse	3,000	2,100	February 2010

Mexico City, Mexico
Office/Warehouse/Training Center	26,039	9,168	February 2010
Office	8,073	8,138	December 2009

ITEM 3.  Legal Proceedings

International Gamco. International Gamco, Inc., or Gamco, claiming certain rights in U.S. Patent No. 5,324,035, or the ‘035 Patent, brought suit against the Company on May 25, 2004 in the U.S. District Court for the Southern District of California alleging that the Company’s central determinant system, as operated by the New York State Lottery, infringes the ‘035 Patent. Gamco claims to have acquired ownership of the ‘035 Patent from Oasis Technologies, Inc., or Oasis, a previous owner of the ‘035 Patent. In February 2003, Gamco assigned the ‘035 Patent to International Game Technology, or IGT. Gamco claims to have received a license back from IGT for the New York State Lottery. The lawsuit claims that the Company infringed the ‘035 Patent after the date on which Gamco assigned the ‘035 Patent to IGT.

We have made a number of challenges to Gamco’s standing to sue for infringement of the ‘035 Patent. On October 15, 2007, pursuant to an interlocutory appeal, the federal circuit court reversed the district court’s order when it held that Gamco did not have sufficient rights in the ‘035 Patent to sue us without the involvement of the patent owner, IGT.

On December 4, 2007, Gamco and IGT entered into an Amended and Restated Exclusive License Agreement whereby IGT granted to Gamco exclusive rights to the ‘035 Patent in the state of New York and the right to sue for past infringement of the same. On January 9, 2008, Gamco filed its third amended complaint for infringement of the ‘035 Patent against us. On January 28, 2008, we filed an answer to the complaint denying liability. We also filed a third amended counterclaim against Oasis, Gamco and certain officers of Gamco, for fraud, promise without intent to perform, negligent misrepresentation, breach of contract, specific performance and reformation of contract with regard to the Company’s rights under the Sublicense Agreement for the ‘035 Patent, as well as for non-infringement and invalidity of the ‘035 Patent. These parties filed a motion to dismiss and a motion for summary judgment as to these claims. On August 11, 2009, the Court issued an order denying the motion to dismiss and granting in part and denying in part the motion for summary judgment.  The Court entered judgment against the Company on its claims for fraud, promise without intent to perform and negligent misrepresentation.  However, the Court held that Gamco was not entitled to judgment as a matter of law on our claims for breach of contract, reformation and specific performance.  Our affirmative motion for partial summary judgment was denied.

The court issued a claim construction ruling in this case on April 20, 2009. We will be filing motions for summary judgment of non-infringement of the ‘035 Patent and to invalidate the ‘035 Patent in light of the Court’s claim construction ruling.

On August 28, 2009, the court held a telephonic conference, issued pre-trial deadlines and set the Final Pre-Trial Conference date for September 9, 2010.  A trial date will be scheduled during the Final Pre-Trial Conference on September 9, 2010.

We continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome.

Cory Investments Ltd. On September 2, 2009, we entered into a comprehensive settlement agreement with Cory Investments, LTD., or Cory Investments, to resolve all claims arising from a May 7, 2008 lawsuit filed by Cory against us and several of our former officers, including Clifton Lind, Robert Lannert and Gordon Graves, in the State Court in Oklahoma City, Oklahoma. The case asserted that we offered allegedly illegal Class III games on the MegaNanza and Reel Time Bingo gaming systems to Native American tribes in Oklahoma which had a severe negative impact on Cory Investments’ market for its legal Class II games.  Cory Investments also alleged that the defendants conspired to drive it and other Class II competitors out of the Class II market in Oklahoma and other states.  In addition to the conspiracy allegations, Cory Investments alleged six causes of action: (i) deceptive trade practices; (ii) common law unfair competition; (iii) wrongful interference with business; (iv) malicious wrong / prima facie tort; (v) intentional interference with contract; and (vi) unreasonable restraint of trade. Cory Investments was seeking unspecified actual and punitive damages and equitable relief.  The settlement agreement was reached while the parties were engaged in mediation and we did not admit any wrongdoing as a result of this settlement agreement.

Other. In addition to the threat of litigation relating to the Class II or Class III status of our games and equipment, we are the subject of various pending and threatened claims arising out of the ordinary course of business. We  believe that any liability resulting from these various other claims will not have a material adverse effect on its results of operations or financial condition or cash flows. During our ordinary course of business, we enter into obligations to defend, indemnify and/or hold harmless various customers, officers, directors, employees and other third parties. These contractual obligations could give rise additional litigation cost and involvement in court proceedings.

Government Regulation.  We are not aware of any pending litigation or sanctions related to violations of government regulations at this time.  Existing federal and state regulations may impose civil and criminal sanctions for various activities prohibited in connection with gaming operations, including but not limited to: (i) false statements on applications; (ii) failure or refusal to obtain required licenses; and/or (iii) the placement of gaming devices, terminals, player stations, and/or units.

The Company may become subject to litigation related to its charity bingo business in Alabama.  On November 13, 2009, the Supreme Court of Alabama, in a 6-3 decision, reversed and remanded a trial court’s preliminary injunction in favor of a charity operating bingo in the Town of White Hall, Lowndes County, Alabama, referred to herein as the White Hall decision.  The appeal arose out of a raid conducted by the Governor’s Task Force on Illegal Gambling on March 19, 2009.  The Governor’s Task Force on Illegal Gambling seized server-based bingo gaming systems, computers, servers, and cash.  Included with the equipment seized were approximately 34 of the Company’s games and certain of the Company’s charity bingo equipment located in Alabama.  In the White Hall decision, the Supreme Court of Alabama established a definition of “bingo” that included a set of standards that apply to the operation of charity bingo in Alabama.  The charity that operates White Hall filed an application for rehearing with the Supreme Court of Alabama.  The Supreme Court has not ruled on this application.  The White Hall decision will become final if and when the Supreme Court denies the application.  Additionally, the Governor’s Task Force on Illegal Gambling filed a forfeiture action against all of the equipment seized at White Hall.  The forfeiture action remains pending in the trial court.  It is possible that further proceedings will be initiated in the future.

Further, three recent lower court decisions by both State and federal trial courts ruled or implied that electronic bingo was illegal under the particular constitutional amendments examined by those courts.  There may be other cases pending or threatened involving electronic bingo that might have an impact upon our operations in Alabama.

ITEM 4.  Submission of Matters to a Vote of Securities Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2009 covered by this report, through the solicitation of proxies or otherwise.

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

Fiscal Quarter	High	Low
2009
First Quarter	$4.67	$1.97
Second Quarter	2.71	1.61
Third Quarter	5.16	2.09
Fourth Quarter	5.97	4.52

2008
First Quarter	$9.60	$7.19
Second Quarter	8.34	5.16
Third Quarter	5.94	3.93
Fourth Quarter	5.65	3.59

There were approximately 54 holders of record of our common stock as of December 8, 2009.

We have never declared or paid any cash dividends on our common stock. We intend to retain our earnings to finance growth and development, and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of any dividends on our common stock would be at the sole discretion of our Board of Directors, subject to the terms of our Credit Facility, our financial condition, capital requirements, future prospects, and other factors deemed relevant. See further discussion of the Credit Facility, in ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Credit Facility.

There were no share repurchases during the year ended September 30, 2009.

Equity Compensation Plan Information
Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (#)	Weighted-average exercise price of outstanding options, warrants, and right ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (#)
Equity compensation plans
approved by security holders	4,371,234	$6.32	1,087,302
Equity compensation plans
not approved by security holders	2,465,014	4.40	94,986
Total	6,836,248	$5.63	1,182,288

(1)	Stock Plans are discussed in further detailed under “PART IV – Item 15. Exhibits and Financial Statement Schedules – Note 10. Stockholders’ Equity.”

Performance Comparison Graph. The following graph depicts our total return to shareholders from September 30, 2004 through September 30, 2009, relative to the performance of (i) the NASDAQ Composite Index; and (ii) stock in a selected peer group index, or the “Peer Group”. The Peer Group consists of Progressive Gaming International Corp. (formerly Mikohn Gaming Corp.), IGT, WMS, Bally and Shuffle Master, Inc. All indices shown in the graph have been reset to a base of 100 as of September 30, 2004, and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. Multimedia Games has never paid a dividend on its common stock. The stock price performance shown in the graph is not necessarily indicative of future price performance.

	9/04	9/05	9/06	9/07	9/08	9/09
Multimedia Games, Inc.	100.00	62.65	58.58	54.97	27.94	33.03
NASDAQ Composite	100.00	113.78	121.50	143.37	109.15	112.55
Peer Group	100.00	80.83	117.83	130.04	64.38	85.48

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

	Years Ended September 30,
	2009	2008	2007	2006	2005
Consolidated Income Statement Data	(In thousands, except per-share amounts)
Revenues	$127,152	$131,132	$121,917	$145,112	$153,216
Operating income (loss)	(28,988)	1,235	(4,589)	7,502	29,822
Net income (loss)	(44,778)	378	(744)	3,532	17,643
Earnings (loss) per share:
Basic	(1.67)	0.01	(0.03)	0.13	0.64
Diluted	(1.67)	0.01	(0.03)	0.12	0.60
Consolidated Balance Sheet Data:
Working capital (deficit)	$28,125	$34,149	$22,621	$(5,835)	$(19,401)
Total assets	215,620	276,940	256,269	268,541	254,692
Long-term obligations	74,464	86,575	82,412	47,243	37,317
Total stockholders’ equity	107,455	150,732	147,809	167,945	158,917

Effective October 1, 2005 (our fiscal year ended September 30, 2006), we adopted the share-based payment provisions of ASC Topic 718, “Compensation – Stock Compensation” (formerly Statement of Financial Accounting Standards 123(revised), “Share-Based Payment”) using the modified prospective transition method. Prior period amounts do not include a pro forma adjustment for stock compensation expense.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis is intended to enhance the reader’s understanding of our operations and current business environment and should be read in conjunction with our Item 1 – Business and our Consolidated Financial Statements and Notes thereto included elsewhere in this Report.  This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in “Cautionary Note” and Item 1A – Risk Factors in this Report.

Overview

We are a developer and distributor of comprehensive systems, content, electronic games and gaming player terminals for the casino, charity, international bingo, and video lottery markets. Initially, our customers were located primarily in the Native American gaming sector; however, around 2003, we began diversifying into broader domestic and international gaming markets.

Although we continue to develop systems and products for Native American tribes throughout the United States, we now also develop and market (i) products and services for the commercial casino market; (ii) video lottery systems and other products for domestic and international lotteries; and (iii) products for charity and international bingo and other emerging markets.

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

We derive the majority of our gaming revenue from participation (revenue share) agreements, pursuant to which we place systems, player terminals, proprietary and licensed content operated on player terminals, and back-office systems and equipment (collectively referred to as “gaming systems”), into gaming facilities. To a lesser degree, we earn revenue from the sale or placement of gaming systems (e.g., the opening of a new casino, or a change in the law that allows existing casinos to increase the number of player terminals permitted under prior law) on a lease-purchase or participation basis and from the back-office fees generated by video lottery systems, principally in the Washington State, Class III market. We also generate gaming revenue as consideration for providing the central determinant system for a network of player terminals operated by the New York State Division of the Lottery. In addition, we earn a small portion of our revenue from the sale of lottery systems and the placement of nontraditional gaming products, such as electronic scratch tickets, sweepstakes, or linked interactive paper bingo systems. Recently, we entered the international electronic bingo market and currently supply bingo systems to three customers in Mexico, whereby we receive fees based on the net earnings of each system. During fiscal 2010, we intend to continue to generate revenue from the sale of non-linked Class III player terminals to Class III Native American markets.

Results of Operations

The following tables set forth our end-of-period and average installed base of player terminals for the years ended September 30, 2009, 2008 and 2007.

	At September 30,
	2009	2008	2007
End-of-period installed player terminal base:
Oklahoma compact games	6,363	5,605	4,088
Class II player terminals
New Generation system - Reel Time Bingo	1,817	2,223	3,840
Legacy system	203	303	384
Mexico	5,401	5,133	2,515
Other player terminals(1)	2,368	2,613	2,735

	Years Ended September 30,
	2009	2008	2007
Average installed player terminal base:
Oklahoma compact games	6,364	4,852	3,548
Class II player terminals
New Generation system - Reel Time Bingo	2,049	2,742	5,305
Legacy system	269	324	363
Mexico	5,400	3,985	1,536
Other player terminals(1)	2,605	2,722	2,613

(1)	Other player terminals include charity, Rhode Island Lottery and Malta.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in “PART IV – Item 15. Exhibits and Financial Statement Schedules.”

Fiscal 2009 Compared to Fiscal 2008

Total revenues for 2009 were $ 127.2 million, compared to $131.1 million in 2008, a $3.9 million, or 3% decrease.

Gaming Revenue – Oklahoma Compact

▪
Oklahoma compact games generated revenue of $58.1 million in 2009, compared to $55.2 million in 2008, an increase of $2.9 million, or 5.3%. The average installed base increased 31.2% as the conversion of Class II player terminals to compact games continued while hold per day decreased 12.9%. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, increased to $5.2 million in 2009, compared to $2.8 million in 2008.

Gaming Revenue – Class II

▪
Class II gaming revenue decreased by $10.1 million, or 35.3%, to $18.3 million in 2009, from $28.4 million in 2008. The decrease is attributable to increased competition from Class II providers, the influx of Oklahoma Compact and other Class III units and the economy as a whole.  We expect the number of Class II terminals to continue to decrease as they are replaced with higher-earning Oklahoma compact player terminals.

▪
Legacy revenue decreased $922,000, or 39.2%, to $1.4 million in 2009, from $2.4 million in 2008. The average installed base of player terminals and the average hold per day decreased 17.0% and 13.3%, respectively, due to competitive factors.

▪
Reel Time Bingo revenue was $16.9 million in 2009, compared to $26.0 million in 2008, a $9.1 million, or 35.0% decrease. The average installed base of player terminals and the average hold per day decreased 25.3% and 6.5% respectively. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, decreased $128,000, or 11.5% to $984,000 in 2009, compared to $1.1 million in 2008. The reduction in accretion of contract rights is the result of allocating the total accretion rights across all product lines with the majority being allocated to Oklahoma Compact. During 2009, we continued to convert Reel Time Bingo player terminals to games played under the compact, which are included in “Gaming revenue - Oklahoma compact,” and we expect this trend to continue in the future as Reel Time Bingo competes with the higher hold per day of compact games. In addition, as a result of the conversion from Reel Time Bingo to games played under the compact, our revenue share percentage will decrease to the market rate for compact games.

Gaming Revenue – Charity

▪
Charity gaming revenues decreased $5.0 million, or 34.1%, to $9.6 million for 2009, compared to $14.6 million for the same period of 2008. The average installed base of player terminals and the average hold per day decreased 5.5% and 32.0%, respectively. The decrease in the hold per day is primarily attributable to competitive factors and to a lesser extent, economic factors. Competitive factors would include, but are not limited to, a significant increase of competitor units added to the gaming floor of our largest charity operation, players reward programs not offered on our player terminals and location of our player terminals on the gaming floor.

Gaming Revenue – All Other

▪	Class III back-office fees decreased $327,000, or 9.0%, to $3.3 million in fiscal 2009, from $3.6 million during the same period of 2008.
▪
Revenues from the New York Lottery system increased $560,000, or 8.0%, to $7.6 million in 2009, from $7.0 million in 2008. At September 30, 2009, eight of the nine planned racetrack casinos are operating, with approximately 12,500 total terminals. At the current placement levels, we have obtained near break-even operations for the New York Lottery system and expect to achieve profitable operations after all of the facilities are operating.  The New York Lottery expects the additional facility to be operational during our 2010 fiscal year.

▪
Revenues from the Mexico bingo market decreased $205,000 to $9.8 million in 2008, from $10.0 million in 2008. As of September 30, 2009, we had installed 5,401 player terminals at 27 parlors in Mexico compared to 5,133 terminals at 22 parlors at September 30, 2008. Our revenue share arrangements in Mexico are comparable with our Oklahoma market revenue share arrangements.

Gaming Equipment, System Sale and Lease Revenue and Cost of Sales

▪
Gaming equipment, system sale and lease revenue increased $7.2 million, or 72.9% to $17.2 million for 2009, from $10.0 million for the same period of 2008. Gaming equipment and system sale revenue of $14.9 million, for 2009, includes player terminal sales of $13.7 million and system sales of $1.2 million, of which $7.0 million was deferred in previous years.  These deferred amounts have now been included in revenue due to the delivery of previously undelivered elements of the contract or re-negotiation of the contract to remove undelivered elements.  Gaming equipment and system sale revenue of $8.8 million, for 2008, includes 569 player terminal sales of $5.8 million and one system sale.  License revenues for 2009 were $2.3 million, compared to $1.1 million for 2008, an increase of $1.2 million due primarily to the player terminal sales discussed above. Total cost of sales, which includes cost of royalty fees, increased $6.3 million, to $11.3 million in 2009, from $5.0 million in 2008 due to the increased gaming equipment sales discussed above. As part of our strategy for growth and revenue diversification, we plan to continue to increase our revenue derived from gaming equipment and systems sales and lease revenue.  While we believe this strategy enhances our ability to generate increased cash flows from our business in current periods, it may also have the effect of reducing future revenues from participation agreements as customers choose to purchase our equipment rather than place it in their facilities under revenue sharing arrangements.

Other Revenue

▪
Other revenues increased $1.0 million or 62.6% to $2.7 million for fiscal 2009, from $1.7 million during fiscal 2008. The increase is primarily due to a commission earned from allowing a vendor to sell player stations directly to one of our customers for which we had an exclusive arrangement to provide the vendor product to that customer.

Selling, General and Administrative Expenses

▪
Selling, general and administrative expenses increased $11.7 million, or 16.2%, to $83.9 million in 2009, from $72.2 million in 2008. This increase was primarily a result of (i) a $7.2 million increase in legal fees and settlement costs related to litigation as further described in Part II – Item I. Financial Statements – Note 11 – “Commitments and Contingencies”; ii) a $6.3 million increase in property and equipment and inventory write offs; (iii) an increase in bad debt expense of $2.2 million; and (iv) a net increase in personnel costs of $1.4 million, including an increase in stock compensation, an accrual under an annual incentive plan and other employee benefits; offsetting these increases was a decrease in (i) consulting and lobbying fees of $2.4 million: (ii) a $2.6 million decrease in inventory expense; and (iii) a $1.4 million decrease in travel and entertainment expenses.

Amortization and Depreciation

▪
Amortization expense increased $80,000, or 1.7%, to $4.8 million in 2009, compared to $4.7 million in 2008. Depreciation expense increased $8.2 million, or 17.1%, to $56.2 million in 2008, from $48 million in 2008, primarily as a result of placing newer player terminal units in service.

Other Income and Expense

▪
Interest income decreased 4.9%, to $4.8 million in 2009, from $5.0 million in 2008, due to a decrease in imputed interest resulting from the paydown of notes receivable under certain development agreements. Notes receivable balances related to development agreements with a customer for which we impute interest were $57.6 million as of September 30, 2009 compared to $72.7 million as of September 30, 2008. During fiscal 2009, we recorded imputed interest of $4.3 million relating to development agreements with an imputed interest rate range of 5.75% to 9.00% compared to $4.3 million in fiscal 2008.

▪
Interest expense decreased $2.1 million, or 23.8%, to $6.6 million in 2009, from $8.7 million in 2008, primarily due to a decrease in amounts outstanding under our Credit Facility. The balance of the Credit Facility, including accrued interest, decreased $11.2 million, or 12.9%, to $75.7 million from $87.0 million as of September 30, 2008.  See further discussion of the Credit Facility, in ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations, Credit Facility.

▪
Other income was $74,000 for the year ended September 30, 2009, compared to $3.1 million for the year ended September 30, 2008. Other income consisted primarily of distributions from a partnership interest accounted for on the cost basis method in fiscal 2008. The last distribution from this partnership was received in early Fiscal 2008.  No additional distributions are expected from this partnership interest.

Income tax expense increased to $14.0 million for 2009, compared to $302,000 for 2008. These figures represent effective tax rates of (45.5%) and 44.4% for fiscal 2009 and 2008, respectively. The 2009 income tax expense was impacted by a valuation allowance placed on deferred tax assets.  The Company recently hired a new management team.  The management team conducted a thorough review of the Company’s business during the fiscal year ended September 30, 2009 in an effort to determine the proper go-forward strategy for the Company.  In conjunction with this analysis, management also considered the likelihood of realizing the future benefits associated with the Company’s existing deductible temporary differences and carryforwards.  As a result of this analysis, management has determined that it is not more likely than not that the future benefit associated with all of the Company’s existing deductible temporary differences and carryforwards will be realized.  As a result, the Company recorded a valuation allowance against its deferred tax assets to the extent that its gross deferred tax assets exceed the Company’s carryback potential.

The Financial Accounting Standards Board(FASB) has issued Accounting Standard Codification(ASC) Topic 740, “Income Taxes” (formerly issued as FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”) to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC Topic 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition, and for the measurement of a tax position taken or expected to be taken in a tax return. The FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted ASC Topic 740 in the first quarter of fiscal 2008 and recorded a liability of $295,000 (in the first quarter of fiscal 2008) related to uncertain tax positions. This reserve was charged to Retained Earnings. During the fiscal year ended September 30, 2009, management evaluated its tax positions and concluded that no additional tax uncertainties existed; however, increased the liability related to uncertain tax positions for an estimated interest amount, for a total liability of $334,000.

Fiscal 2008 Compared to Fiscal 2007

Total revenues for 2008 were $131.1 million, compared to $121.9 million in 2007, a $9.2 million, or 8% increase.

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

▪
Legacy revenue decreased $494,000, or 17%, to $2.4 million in 2008, from $2.9 million in 2007. The average installed base of player terminals and the average hold per day decreased 11% and 5%, respectively. The decrease is primarily due to competitive factors, such as other types of games including other Class II and Compact games.

▪
Reel Time Bingo revenue was $26.0 million in 2008, compared to $45.1 million in 2007, a $19.1 million, or 42% decrease. The average installed base of player terminals decreased 48% which was partially offset by a 16% increase in hold per day. Accretion of contract rights related to development agreements, which is recorded as a reduction of revenue, decreased $1.5 million, or 57% to $1.1 million in 2008, compared to $2.6 million in 2007. The reduction in accretion of contract rights is the result of allocating the total accretion rights across all product lines with the majority being allocated to Oklahoma Compact. During 2008, we continued to convert Reel Time Bingo player terminals to games played under the compact, which are included in “Gaming revenue - Oklahoma compact.”

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

Selling, General and Administrative Expenses

▪
Selling, general and administrative expenses increased $6.1 million, or 9%, to $72.2 million in 2008, from $66.1 million in 2007. This increase was primarily a result of (i) an increase in third-party game licenses, projects, and patents write offs and reserves of $3.2 million; ii) an increase in property and equipment reserves, repairs and maintenance, transportation and related costs of $2.6 million; (iii) an increase in salaries and wages and the related employee benefits of approximately $2.0 million, primarily related to costs of $675,000 associated with the resignation of our former Chief Executive Officer, along with headcount increases (at September 30, 2008, we employed 484 full-time and part-time employees, compared to 427 at September 30, 2007); and (iv) an increase in travel expenses of approximately $648,000; offsetting these increases was a decrease in legal and professional fees of approximately $2.9 million, due to the resolution of several legal matters during fiscal 2008.

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

▪
Interest expense increased $3.7 million, or 74%, to $8.7 million for 2008, from $5.0 million for 2007, due primarily to an increase in amounts outstanding under our Credit Facility. During April 2007, we entered into a $150 million Credit Facility which replaced our previous credit facility in its entirety. On October 26, 2007 we amended the Credit Facility, transferring $75 million of the revolving credit commitment to a fully funded $75 million term loan. We entered into a second amendment to the Credit Facility on December 20, 2007. The second amendment (i) extended the hedging arrangement date related to a portion of the term loan to June 1, 2008; and (ii) modified the interest rate margin applicable to the Credit Facility and the term loan.

▪
Other income was $3.1 million for the year ended September 30, 2008, compared to $3.1 million for the year ended September 30, 2007. Other income consisted primarily of distributions from a partnership interest accounted for on the cost basis method in fiscal 2008. Fiscal 2007 included this distribution, as well as the extinguishment of an intangible asset and related liability due to the termination of a non-compete agreement with our former Chief Executive Officer as of April 27, 2007.

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

Recent Accounting Pronouncements Issued

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles (a replacement of SFAS No. 162).” FASB Accounting Standards Codification (ASC) has become the source of authoritative generally accepted accounting principles GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this statement, the codification will supersede all then-existing non-SEC accounting and reporting standards; and all non-grandfathered, non-SEC accounting literature not included in the codification will be superseded and deemed non-authoritative.  The new codification standards have been adopted by the Company in its annual report on Form 10-K as of September 30, 2009.  Reference to the new ASC topic, subtopic, or section will be provided along with the superceded historical accounting literature. The adoption of codification standards did not impact our consolidated financial position, results of operation or cash flows.

In October 2009, FASB issued ASU No. 2009-13, “Revenue Recognition(Topic 605), Multiple-Deliverable Revenue Arrangements” and ASU No. 2009-14, “Software(Topic 985), Certain Revenue Arrangements that Include Software Elements,” both consensus of the FASB Emerging Issues Task Force.  ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities; specifically, how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  ASU No. 2009-14 affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole and clarifying what guidance should be used in allocating and measuring revenue.  Upon adoption of these standards, a company can recognize revenue on delivered elements within a multiple elements arrangement based upon estimated selling prices, which is a departure from previous guidance. These standards are required to be implemented by October 1, 2010, but we are currently evaluating the impact of implementation in the first quarter of 2010, as early adoption is permitted.

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”),  which establishes the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. Consistent with ASC Topic 855 requirements for public entities, we evaluate subsequent events through the date the financial statements are issued.  ASC Topic 855 should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure, in its financial statements.  ASC Topic 855 was adopted as of June 30, 2009.  The adoption of ASC Topic 855 did not impact our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued ASC Topic 815, “Derivatives and Hedging” (formerly SFAS No 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133”). ASC Topic 815 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for, and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. ASC Topic 815 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, though earlier application is encouraged. Accordingly, the Company expects to adopt ASC Topic 815 beginning in fiscal 2010. The Company expects that ASC Topic 815 will have an impact on accounting for derivative instruments and hedging activities once adopted, but the significance of the effect is dependent upon entering into these related transactions, if any, at that time.

Effective October 1, 2008, the Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures” (formerly SFAS No. 157, “Fair Value Measurements”), for its financial assets and financial liabilities, but it has not yet adopted ASC Topic 820 as it relates to nonfinancial assets and liabilities as ASC Topic 820 permits a one-year deferral of the its application for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of ASC Topic 820 as it pertains to financial assets and liabilities did not have a material impact on the Company’s results of operations, financial position or liquidity. The Company will adopt ASC Topic 820 for non-financial assets and non-financial liabilities on October 1, 2009, and the Company is currently evaluating the effect, if any, the adoption may have on its financial position, results of operations, or cash flows.

In December 2007, the FASB issued ASC Topic 805, “Business Combinations” (formerly SFAS No. 141 (revised), “Business Combinations”). ASC Topic 805 changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. ASC Topic 805 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is required to adopt ASC Topic 805 effective October 1, 2009, and the Company is currently evaluating the effect, if any, the adoption may have on its financial position or the results of its operations.

In December 2007, the FASB issued ASC Topic 810, “Consolidation” (formerly SFAS No. 160, “Non Controlling Interests in Consolidated Financial Statements,” an amendment of Accounting Research Bulletin, or ARB No. 51, “Consolidated Financial Statements”). ASC Topic 810 changes the accounting for non controlling (minority) interests in consolidated financial statements, including the requirement to classify non controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non controlling interests reported as part of consolidated earnings. Additionally, ASC Topic 810 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. ASC Topic 810 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is required to adopt ASC Topic 810 effective October 1, 2009, and the Company is currently evaluating the effect, if any, the adoption may have on its results of operations or financial position.

In February 2007, the FASB issued ASC Topic 825,”Financial Instruments” (formerly SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities”), which permits entities to choose to measure many financial instruments and certain other items at fair value with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement became effective for the Company beginning in October 2008. The implementation of ASC Topic 825, effective October 1, 2008, did not have a material effect on the consolidated financial statements in the year ended September 30, 2009.

Liquidity and Capital Resources

At September 30, 2009, we had unrestricted cash and cash equivalents of $12.5 million, compared to $6.3 million at September 30, 2008. Our working capital as of September 30, 2009 increased to $28.1 million, compared to working capital of $26.6 million for 2008. The increase in working capital was primarily the result of increases in cash and federal income tax receivable, as well as a decrease in accounts payable and accrued expenses. During 2009, we used $40.6 million for capital expenditures of property and equipment, and collected $20.3 million on development agreements, with $9.6 million advanced under development agreements. Under the Credit Facility, our availability as of September 30, 2009, is $50.0 million, subject to covenant restrictions.

As of September 30, 2009, our total contractual cash obligations were as follows (in thousands):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Revolving Credit Facility(1)	$—	$15,000	$—	$—	$15,000
Credit Facility Term Loan(2)	2,073	58,675	—	—	60,748
Operating leases(3)	2,134	235	72	117	2,558
Purchase commitments(4)	16,884	4,247	—	—	21,131
Development Agreement(5)	1,500	—	—	—	1,500
Total	$22,591	$78,157	$72	$117	$100,937

(1)	Relating to the Revolving Credit Facility, bearing interest at the Eurodollar rate plus the applicable spread (5.75 % as of September 30, 2009).
(2)	Consists of amounts borrowed under our Credit Facility at the Eurodollar rate plus the applicable spread (6.5% as of September 30, 2009).
(3)	Consists of operating leases for our facilities and office equipment that expire at various times through 2017.
(4)	Consists of commitments to order third-party gaming content licenses and for the purchase of player terminals.
(5)	Consists of commitments to fund in accordance with a development agreement.

During fiscal 2009, we generated cash from operations of $48.7 million, compared to $58.9 million during 2008. This $10.2 million decrease in cash generated from operations over the prior period was primarily a result of the net loss incurred during 2009 as a result of the lawsuit settlements compared to the previous year and the timing of payments related to accounts payable and collections from accounts receivable.

Cash used in investing activities decreased to $32.9 million in 2009, down from $64.9 million in 2008. The decrease was primarily the result of a $10.7 million net reimbursement from development agreements in 2009 as compared to a net $14.4 million increase in advances under development agreements in 2008; as well as a $5.4 million decrease in capital expenditures from 2008 to 2009. During the year ended September 30, 2009, capital expenditures consisted of the following:

Capital Expenditures
(In thousands)
Gaming equipment	$33,710
Third-party gaming content licenses	6,818
Other	52
Total	$40,580

Cash used in financing activities for 2009 was $9.9 million, compared to cash provided by financing activities of $6.4 million in 2008. The decrease was primarily the result of a net decrease in borrowings under the Credit Facility of $11.2 million during 2009, as compared to a net increase in borrowings of $4.9 million in 2008.

Our capital expenditures for the next twelve months will depend upon the number of new player terminals that we are able to place into service at new or existing facilities and the actual number of repairs and equipment upgrades to the player terminals that are currently in the field. As a result of the earnings potential of compact games in the Oklahoma market, it is our strategy to either place compact games or to continue to convert our Oklahoma Class II games to compact games. As part of our strategy, we will offer compact games developed by us, as well as games from two other gaming suppliers. As a result, we have entered into purchase commitments for future purchases of player stations and licenses totaling $16.9 million.

In 2008, we fulfilled a commitment to a significant, existing tribal customer to provide approximately 43.8%, or $65.6 million, of the total funding for a facility expansion. Because of our commitment to fund the expansion, we secured the right to place an additional 1,400 gaming units in the expanded facility in southern Oklahoma. We recorded all advances as a note receivable and imputed interest on the interest free loan. The discount (imputed interest) was recorded as contract rights and will be amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. As of September 30, 2009, we had installed the additional 1,400 units in the expanded facility. During 2009, the tribal customer repaid $13.1 million of the balance; thus the balance as of September 30, 2009 was $52.5 million.

We believe that our existing cash and cash equivalents, cash provided from our operations, and amounts available under our Credit Facility can sustain our current operations; however, our performance and financial results are, to a certain extent, subject to general conditions in or affecting the Native American gaming industry, and to general economic, political, financial, competitive and regulatory factors beyond our control. If our business does not continue to generate cash flow at current levels, or if the level of funding required in connection with our joint development agreements is greater or proceeds at a pace faster than anticipated, or if we receive a material judgment against the Company in one of the various lawsuits (See “Risk Factors – “The ultimate outcome of pending litigation is uncertain,” and  see Part II Item 1. "Financial Statement - Note 11 - Commitments and Contingencies"), we may need to raise additional financing, or renegotiate terms of our existing Credit Facility. Sources of additional financing might include additional bank debt or the public or private sale of equity or debt securities. However, sufficient funds may not be available, on terms acceptable to us or at all, from these sources or any others to enable us to make necessary capital expenditures and to make discretionary investments in the future.

Off Balance Sheet Arrangements

At September 30, 2009, we had no off balance sheet arrangements.

Credit Facility

On April 27, 2007, we entered into a $150 million Credit Facility which replaced our previous credit facility in its entirety. On October 26, 2007, we amended our Credit Facility, transferring $75 million of the revolving credit commitment to a fully funded $75 million term loan due April 27, 2012. The Term Loan is amortized at an annual amount of 1% per year, payable in equal quarterly installments beginning January 1, 2008, with the remaining amount due on the maturity date. We entered into a second amendment to the Credit Facility on December 20, 2007 which (i) extended the hedging arrangement date related to a portion of the term loan to June 1, 2008; and (ii) modified the interest rate margin applicable to the Credit Facility and the term loan.

The Credit Facility provides us with the ability to finance development agreements and acquisitions and working capital for general corporate purposes. Amounts under the $65 million revolving credit commitment and the $60 million term loan mature on April 27, 2012, and advances under the term loan and revolving credit commitment bear interest at the Eurodollar rate plus the applicable spread, tied to various levels of interest pricing determined by total debt to EBITDA (EBITDA is defined as earnings before interest, taxes, amortization, depreciation, and accretion of contract rights). As of September 30, 2009, the $15.0 million drawn under the revolving credit commitment bore interest at 5.75% and the $60 million under the term loan bore interest at 6.5%. Also included in the September 30, 2009 and 2008 balances are approximately $750,000 and $680,000, respectively, of accrued interest.

On July 22, 2009, we entered into a third amendment to the Credit Facility.  Under the terms of the amended credit agreement, the calculation of consolidated Adjusted EBITDA (EBITDA, plus certain add-backs as agreed upon by the lenders) for the purposes of evaluating compliance with the specified covenants will now reflect the add-back of several items including: (i) legal costs and settlement fees incurred in the trailing four-quarter period related to litigation with Diamond Game Enterprises, Inc., or Diamond Game, which was settled on May 1, 2009; (ii) all non-cash stock-based compensation expenses; and, (iii) up to $10 million, in aggregate, of additional non-cash asset impairment charges that we may incur in future periods. In conjunction with the third amendment, we reduced the total borrowing capacity of the credit facility to $125 million from the previous total borrowing capacity of $150 million and agreed to a LIBOR floor of 2%, which would have increased the interest rate paid as of June 30, 2009 by approximately 1.7%. On July 23, 2009, we paid a one-time fee of 25 basis points of the total borrowing capacity of $125 million as well as other customary fees associated with the amendment.

The Credit Facility is collateralized by substantially all of our assets, and also contains financial covenants as defined in the agreement. These covenants include (i) a minimum fixed-charge coverage-ratio of not less than 1.50 : 1.00; (ii) a maximum total debt to Adjusted EBITDA ratio of not more than 1.75 : 1.00 from September 30, 2008 and thereafter; and (iii) a minimum trailing twelve-month Adjusted EBITDA of not less than $60.0 million for the quarter. As of September 30, 2009, the Company is in compliance with its loan covenants. The Credit Facility requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in its businesses). In the second quarter of 2008, we made a mandatory prepayment of the term loan in the amount of $4.5 million due to an early prepayment of a development agreement note receivable. As of September 30, 2009, the Credit Facility had availability of $50.0 million, subject to covenant restrictions.

The Credit Facility also required that we enter into hedging arrangements covering at least $50 million of the term loan for a three-year period by June 1, 2008; therefore, on May 29, 2008, we purchased, for $390,000, an interest rate cap (5% cap rate) covering $50 million of the term loan. We account for this hedge in accordance with ASC Topic 815, “Derivatives and Hedging” (formerly FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”) which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet, at their respective fair values. We record, on a mark- to-market basis, changes to the fair value of the interest rate cap on a quarterly basis. These changes in fair value are recorded in interest expense in the consolidated statement of operations. See Item 1A Risk Factors - "Our Credit Facility Contains covenents that limit our ability to finance future operations or capital needs and to engage in other business activities."

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

Stock-Based Compensation

At September 30, 2009, we had approximately 6.8 million options outstanding, with exercise prices ranging from $1.00 to $18.71 per share. At September 30, 2009, approximately 3.5 million of the outstanding options were exercisable.

During fiscal 2009, options to purchase 1.7 million shares of common stock were granted, and we issued 609,000 shares of common stock as a result of stock option exercises with a weighted average exercise price of $2.05.

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

Revenue Recognition. As further discussed in the discussion of our Revenue Recognition policy in Note 1 of our consolidated financial statements, revenue from the sale of software is accounted for under ASC Topic 985, “Software” (formerly Statement of Position 97-2, “Software Revenue Recognition,”  and its various interpretations). If Vendor-Specific Objective Evidence, or VSOE, of fair value does not exist, the revenue is deferred until such time that all elements have been delivered or services have been performed. If any element is determined to be essential to the function of the other, revenues are generally recognized over the term of the services that are rendered. In those limited situations where VSOE does not exist for any undelivered elements of a multiple element arrangement, then the aggregate value of the arrangement, including the value of products and services delivered or performed, is initially deferred until all hardware and software is delivered, and then is recognized ratably over the period of the last deliverable, generally the service period of the contract. Depending upon the elements and the terms of the arrangement, we recognize certain revenues under the residual method. Under the residual method, revenue is recognized when VSOE of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Under the residual method, we defer the fair value of undelivered elements, and the remainder of the arrangement fee is then allocated to the delivered elements and is recognized as revenue, assuming the other revenue recognition criteria are met.

Assumptions/Approach Used: The determination whether all elements of sale have VSOE is a subjective measure, where we have made determinations about our ability to price certain aspects of transactions.

Effect if Different Assumptions Used: When we have determined that VSOE does not exist for any undelivered elements of an arrangement, then the aggregate value of the arrangement, including the value of products and services delivered or performed, is initially deferred until all hardware and software is delivered, and then is recognized ratably over the period of the last deliverable, generally the service period of the contract. The deferral of revenue under arrangements where we have determined that VSOE does not exist has resulted in $4.7 million being recorded as deferred revenue at September 30, 2009. If we had made alternative assessments as to the existence of VSOE in these arrangements, some or all of these amounts could have been recognized as revenue prior to September 30, 2009.

Share-Based Compensation Expense. We recognize compensation expense for all share-based payments granted after October 1, 2005 and prior to but not yet vested as of October 1, 2005, in accordance with ASC Topic 718, “Compensation-Stock Compensation” and ASC Subtopic 505-50, “Equity-Based Payments to Non-Employees” (formerly SFAS 123(R), “Share-Based Payments”). Under the fair value recognition provisions of ASC Topic 718 and Subtopic 505-50, we recognize share-based compensation net of an estimated forfeiture rate, and only recognize compensation cost for those shares expected to vest on a straight-line basis over the service period of the award.

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

Effect if different assumptions used for Critical Assumption #1: While we believe that the useful lives that have been determined for our fixed assets are reasonable, different assumptions could materially affect the carrying value of the assets, as well as the depreciation expense recorded in each respective period related to those assets. During the year ended September 30, 2009, a significant portion of the $61.0 million of depreciation and amortization expense related to assets in the rental pool. If the depreciable life of assets in our rental pool were changed from three years to another period of time, we could incur a materially different amount of depreciation expense during the period.

Assumptions/Approach used for Critical Assumption #2: Recoverability of assets to be held and used is measured through considerations of the future undiscounted cash flows expected to be generated by the assets as a group, as opposed to analysis by individual asset.  We also reviewed the future undiscounted cash flows of assets in place at a specific locations for further analysis. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. The carrying value of the asset is determined based upon management’s assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight-line basis.

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

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Critical Assumption #2). For the year ended September 30, 2009, there was no impairment to the assets’ carrying values.

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

Income Taxes. In accordance with ASC Topic 740, “Income Taxes”, (formerly SFAS, No. 109, “Accounting for Income Taxes”), we have recorded a deferred tax assets and liabilities to account for the expected future tax benefits and consequences of events that have been recognized in our financial statements and our tax returns. There are several items that result in deferred tax asset and liability impact to the balance sheet. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, it is reduced by a valuation allowance to remove the benefit of recovering those deferred tax assets from our financial statements. Additionally, in accordance with ASC Topic 740, (formerly FIN 48, “Accounting for Uncertainty in Income Taxes”), we have recorded a liability of $334,000 associated with uncertain tax positions. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are required to determine whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position in order to record any financial statement benefit. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Assumptions/Approach Used: Numerous judgments and assumptions are inherent in the determination of future taxable income and tax return filing positions that we take, including factors such as future operating conditions.

Effect if Different Assumptions Used: Management, along with consultation from an independent public accounting firm used in tax consultation, continually evaluate complicated tax law requirements and their effect on our current and future tax liability and our tax filing positions. Despite our attempt to make an accurate estimate, the ultimate utilization of our gross deferred tax assets of $29.1 million, primarily associated with the tax basis of our leased gaming equipment and property and equipment is largely dependent upon our ability to generate taxable income in the future or carryback losses to prior years with taxable income. Our liability for uncertain tax positions is dependent upon our judgment on the amount of financial statement benefit that an uncertain tax position will realize upon ultimate settlement and on the probabilities of the outcomes that could be realized upon ultimate settlement of an uncertain tax position using the facts, circumstances and information available at the reporting date to establish the appropriate amount of financial statement benefit. To the extent that a valuation allowance or uncertain tax position is established or increased or decreased during a period, we may be required to include an expense or benefit within income tax expense in the income statement.  As of September 30, 2009, we recorded a valuation allowance on a substantial portion of our deferred tax assets in the amount of $25.0 million.  This reserve was calculated based on our ability to carryback losses to the prior periods and uncertainty as to our ability to recover the full extent of these tax differences in future periods.

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

U.S. GAAP Net Income (loss) to EBITDA and Adjusted EBITDA Reconciliation

EBITDA is defined as earnings before interest, taxes, amortization, depreciation, and accretion of contract rights. Adjusted EBITDA is defined as EBITDA, plus certain add-backs as agreed upon by our lenders (as shown below).  Although EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles, we believe the use of the non-GAAP financial measures, EBITDA and Adjusted EBITDA, enhances an overall understanding of our past financial performance, and provides useful information to the investor because of its historical use by us as a performance measure, and the use of EBITDA and Adjusted EBITDA by companies in the gaming sector as a measure of performance. However, investors should not consider these measures in isolation or as a substitute for net income, operating income, or any other measure for determining our operating performance that is calculated in accordance with GAAP. In addition, because EBITDA and Adjusted EBITDA are not calculated in accordance with GAAP, the measures may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, net income (loss), follows:

	U.S. GAAP Net Income (Loss) to EBITDA Reconciliation Years Ended September 30,
	(In thousands)
	2009	2008	2007	2006	2005
Net income (loss)	$(44,778)	$378	$(744)	$3,532	$17,643
Add back:
Amortization and depreciation	61,015	52,717	58,179	57,227	57,105
Accretion of contract rights	6,250	4,092	5,576	4,256	2,538
Interest expense, net	1,866	3,687	421	1,454	722
Income tax expense (benefit)	13,998	302	(1,179)	2,516	11,457
EBITDA	$38,351	$61,176	$62,253	$68,985	$89,465
Adjusted EBITDA add backs:
Income tax benefit	5,357	-	1,179	-	-
Interest income	4,764	5,011	4,575	3,024	1,996
Certain impairment charges1	10,692	5,884	-	-	-
Certain litigation costs2	9,000	-	-	-	-
Stock compensation	1,888	1,468	1,164	2,687	-
Severance	135	-	-	-	-
Adjusted EBITDA	$70,187	$73,539	$69,171	$74,696	$91,461

1	Includes up to $17.0 million of non-cash asset impairment charges ($10.0 million for quarterly periods subsequent to March 31, 2009 and $7.0 million for the three quarterly periods prior to and including March 31, 2009). These charges will be considered add backs for the Adjusted EBITDA calculation in the quarter incurred and the three quarters thereafter.
2	Includes legal costs and settlement fees incurred in the trailing four-quarter period ended June 30, 2009 related to litigation with Diamond Game Enterprises, Inc. These charges will be considered add backs for the Adjusted EBITDA calculation in the quarter incurred and the three quarters thereafter.

ITEM 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks in the ordinary course of business, primarily associated with interest rate fluctuations.

Our Credit Facility provides us with additional liquidity to meet our short-term financing needs, as further described under “PART II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “PART IV – Item 15. Exhibits and Financial Statement Schedules – Note 7. Credit Facility, Long-Term Debt.” Pursuant to our Credit Facility, we may currently borrow up to a total of $125 million, and our availability as of September 30, 2009, is $50.0 million, subject to covenant restrictions.

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

To the extent that Libor rates do not exceed the 5% Cap that we purchased in fiscal 2008, we estimate that a hypothetical increase of 100 basis points in interest rates would increase our interest expense by approximately $754,000 annually, based on our variable debt outstanding of $75.0 million as of September 30, 2009. The Credit Facility also required that we enter into hedging arrangements covering at least $50 million of the term loan for a three-year period. On May 29, 2008, we purchased, for $390,000, an interest rate cap (5% cap rate) covering $50 million of the term loan.

We account for currency translation from our Mexico operations in accordance with ASC Topic 830, “Foreign Currency Matters” (formerly SFAS No. 52, “Foreign Currency Translation”).  Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income. We do not currently manage this exposure with derivative financial instruments.

ITEM 8.  Financial Statements and Supplementary Data

The financial statements and supplemental data required by this item are included in PART IV, Item 15.

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Control and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2009.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment and those criteria, we believe that we maintained effective internal control over financial reporting as of September 30, 2009.

Our independent registered public accounting firm, BDO Seidman, LLP, have issued an attestation report dated December 14, 2009 on our internal control over financial reporting. That report is included on page 49.

Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	(1)	Financial Statements

		Reports of Independent Registered Public Accounting Firm	48
		Consolidated Balance Sheets, as of September 30, 2009 and 2008	50
		Consolidated Statements of Operations, Years Ended September 30, 2009, 2008 and 2007	51
		Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss),
		Years Ended September 30, 2009, 2008 and 2007	52
		Consolidated Statements of Cash Flows, Years Ended September 30, 2009, 2008 and 2007	53
		Notes to Consolidated Financial Statements	55

	(2)	Financial Statement Schedule

		Schedule II Valuation and Qualifying Accounts	80

	(3)	The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and are incorporated herein by reference, and are filed as part of this Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Multimedia Games, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of Multimedia Games, Inc., or the Company, as of September 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2009. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multimedia Games, Inc. at September 30, 2009 and 2008, and the results of its operations and its cash flows for the each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

As discussed in Note 9 of the consolidated financial statements, effective October 1, 2008, the Company adopted the provisions of ASC Topic 740, “Income Taxes” (formerly FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of SFAS No. 109, “Accounting for Income Taxes”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Multimedia Games, Inc. internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated December 14, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Houston, Texas
December 14, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Multimedia Games, Inc.
Austin, Texas

We have audited Multimedia Games, Inc., or the Company’s, internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Multimedia Games, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Multimedia Games, Inc., or the Company, as of September 30, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2009, and our report dated December 14, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
Houston, Texas
December 14, 2009

MULTIMEDIA GAMES, INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2009 and 2008
(In thousands, except share and per-share amounts)

	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$12,455	$6,289
Accounts receivable, net of allowance for doubtful accounts of $3,676 and $1,209, respectively	13,424	15,990
Inventory	5,742	2,445
Deferred contract costs	1,826	998
Prepaid expenses and other	2,806	2,170
Current portion of notes receivable, net	15,780	23,072
Federal and state income tax receivable	6,246	2,198
Deferred income taxes	1,138	6,876
Total current assets	59,417	60,038
Restricted cash and long-term investments	804	868
Leased gaming equipment, net	34,002	36,024
Property and equipment, net	35,048	67,329
Long-term portion of notes receivable, net	40,124	46,690
Intangible assets, net	33,361	37,356
Deferred income taxes	2,969	16,902
Other assets	9,895	11,733
Total assets	$215,620	$276,940
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$2,073	$1,544
Accounts payable and accrued expenses	26,878	29,281
Deferred revenue	2,341	2,640
Total current liabilities	31,292	33,465
Revolving line of credit	15,000	19,000
Long-term debt, less current portion	58,675	66,444
Other long-term liabilities	789	1,131
Deferred revenue, less current portion	2,409	6,168
Total liabilities	108,165	126,208
Commitments and contingencies (Notes 6,7,8,9, 10 and 11)
Stockholders’ equity:
Preferred stock:
Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding;	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized; 33,121,337 and 32,511,988 shares issued, and 27,217,920 and 26,608,571shares outstanding, respectively	331	325
Additional paid-in capital	86,317	83,076
Treasury stock, 5,903,417 shares at cost	(50,128)	(50,128)
Retained earnings	72,803	117,581
Accumulated other comprehensive loss	(1,868)	(122)
Total stockholders’ equity	107,455	150,732
Total liabilities and stockholders’ equity	$215,620	$276,940

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2009, 2008 and 2007
(In thousands, except per-share amounts)

	2009	2008	2007
REVENUES:
Gaming revenue:
Oklahoma Compact	$58,088	$55,182	$37,131
Class II	18,337	28,360	47,964
Charity	9,647	14,632	18,010
All other	21,162	21,338	13,887
Equipment, system sale and lease revenue	17,217	9,959	2,869
Other	2,701	1,661	2,056
Total revenues	127,152	131,132	121,917
OPERATING COSTS AND EXPENSES:
Cost of gaming equipment and systems sold and royalty fees paid	11,273	5,012	2,223
Selling, general and administrative expenses	83,852	72,168	66,104
Amortization and depreciation	61,015	52,717	58,179
Total operating costs and expenses	156,140	129,897	126,506
Operating income (loss)	(28,988)	1,235	(4,589)
OTHER INCOME (EXPENSE):
Other income	74	3,132	3,087
Interest income	4,764	5,011	4,575
Interest expense	(6,630)	(8,698)	(4,996)
Income (loss) before income taxes	(30,780)	680	(1,923)
Income tax (expense) benefit	(13,998)	(302)	1,179
Net income (loss)	$(44,778)	$378	$(744)
Basic earnings (loss) per common share	$(1.67)	$0.01	$(0.03)
Diluted earnings (loss) per common share	$(1.67)	$0.01	$(0.03)
Shares used in earnings (loss) per common share
Basic	26,759	26,292	27,389
Diluted	26,759	27,201	27,389

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended September 30, 2009, 2008 and 2007
(In thousands, except share amounts)

							Accum- ulated
							Other
	Common Stock		Additional	Treasury Stock			Compre- hensive	Total Stock-
	Number of		Paid -in	Number of		Retained	Income	holders’
	Shares	Amount	Capital	Shares	Amount	Earnings	(Loss)	Equity
Balance, September 30, 2006	31,422,818	$314	$74,121	3,911,385	$(24,741)	$118,242	$9	$167,945
Exercise of stock options	711,796	7	3,397	—	—	—	—	3,404
Purchase of treasury stock	—	—	—	1,992,032	(25,387)	—	—	(25,387)
Tax benefit of stock options exercised	—	—	1,430	—	—	—	—	1,430
Share-based compensation expense	—	—	1,164	—	—	—	—	1,164
Comprehensive loss:
Net loss	—	—	—	—	—	(744)	—	(744)
Foreign currency translation adjustment	—	—	—	—	—	—	(3)	(3)
Comprehensive loss	—	—	—	—	—	—	—	(747)
Balance, September 30, 2007	32,134,614	321	80,112	5,903,417	(50,128)	117,498	6	147,809
Exercise of stock options	127,374	1	216	—	—	—	—	217
Purchase of treasury stock	—	—	112	—	—	—	—	112
Tax benefit of stock options exercised	—	—	1,469	—	—	—	—	1,469
Establishment of reserve for income tax uncertainties upon adoption of ASC 740	—	—	—	—	—	(295)		(295)
Share-based compensation expense	250,000	3	1,167	—	—	—	—	1,170
Comprehensive income:
Net income	—	—		—	—	378	—	378
Foreign currency translation adjustment	—	—	—	—	—	—	(128)	(128)
Comprehensive income	—	—	—	—	—	—	—	250
Balance, September 30, 2008	32,511,988	325	83,076	5,903,417	(50,128)	117,581	(122)	150,732
Exercise of stock options	609,349	6	1,244	—	—	—	—	1,250
Tax benefit of stock options exercised	—	—	83	—	—	—	—	83
Share-based compensation expense	—	—	1,914	—	—	—	—	1,914
Comprehensive loss:
Net loss	—	—	—	—	—	(44,778)	—	(44,778)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,746)	(1,746)
Comprehensive loss	—	—	—	—	—	—	—	(46,524)
Balance, September 30, 2009	33,121,337	$331	$86,317	5,903,417	$(50,128)	$72,803	$(1,868)	$107,455

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(44,778)	$378	$(744)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization	4,782	4,703	6,338
Depreciation	56,233	48,014	51,841
Accretion of contract rights	6,250	4,092	5,576
Provisions for impairment of long-lived assets	11,249	5,657	320
Deferred income taxes	19,671	(5,263)	(10,833)
Share-based compensation	1,914	1,469	1,164
Provision for doubtful accounts	2,661	421	466
Interest income from imputed interest	(4,281)	(4,308)	(2,559)
Changes in operating assets and liabilities:
Accounts receivable	(95)	(1,987)	(4,190)
Inventory	5,174	4,178	(2)
Deferred contract costs	(828)	(998)	—
Prepaid expenses and other	(872)	76	(2,743)
Federal and state income tax payable/receivable	(4,081)	(4,904)	319
Notes receivable	2,372	(8,402)	(335)
Accounts payable and accrued expenses	(2,370)	7,227	(9,650)
Other long-term liabilities	(278)	263	(96)
Deferred revenue	(4,058)	8,307	(762)
NET CASH PROVIDED BY OPERATING ACTIVITIES	48,665	58,923	34,110
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment and leased gaming equipment	(40,580)	(45,997)	(59,212)
Proceeds from disposal of assets	—	340	1,599
Acquisition of intangible assets	(3,011)	(4,845)	(3,850)
Advances under development agreements	(9,600)	(41,660)	(28,492)
Repayments under development agreements	20,271	27,273	43,629
Proceeds from development agreement floor space buyback	—	—	12,731
NET CASH USED IN INVESTING ACTIVITIES	(32,920)	(64,889)	(33,595)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants and related tax benefit	1,333	329	4,834
Proceeds from shares issued	—	1,170	—
Proceeds from long-term debt	8,730	4,574	75,047
Principal payments of long-term debt and capital leases	(15,970)	(11,633)	(5,124)
Proceeds from revolving lines of credit	17,000	31,418	23,777
Payments on revolving lines of credit	(21,000)	(19,418)	(72,791)
Purchase of treasury stock	—	—	(25,387)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(9,907)	6,440	356
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	328	10	(5)
Net increase in cash and cash equivalents	6,166	484	866
Cash and cash equivalents, beginning of year	6,289	5,805	4,939
Cash and cash equivalents, end of year	$12,455	$6,289	$5,805

MULTIMEDIA GAMES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
For the Years Ended September 30, 2009, 2008 and 2007
(In thousands)

	2009	2008	2007
SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$5,695	$7,564	$4,805
Income tax paid (refunded), net	$(1,395)	$10,852	$7,629
NONCASH TRANSACTIONS:
Contract rights resulting from imputed interest on development agreement notes receivables	$(399)	$6,380	$6,290
Transfer of leased gaming equipment to inventory	$3,506	$3,021	$—

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Operations – Multimedia Games, Inc. and its subsidiaries (the Company) designs, manufactures and supplies innovative standalone and networked gaming systems.  Our standalone player terminals, server-based systems, video lottery terminals, electronic scratch ticket systems, electronic instant lottery systems, back-office systems and bingo systems are used by Native American and commercial casino operators as well as state lottery operators in North America and in certain international markets.  We have long been a leading provider of server-based gaming systems known as central determinant and downloadable systems.  These systems are used by our Native American gaming operator customers in both Class II and Class III settings, by our commercial casino customers, by operators of charity and commercial bingo gaming facilities, and by lottery jurisdictions for operation of their video lottery systems.

We derive the majority of our gaming revenues from participation, or revenue share, agreements.  Under our participation agreements, we place player terminals and systems, along with our proprietary and other licensed game content, at a customer’s facility in return for a share of the revenues that these terminals and systems generate.  To a lesser extent, we generate revenues from the sale of gaming units and systems though we are seeking to expand our use of for-sale revenues as we expand into additional gaming jurisdictions and into other segments of the gaming market.  We also generate revenues from our provision of the central determinant system for video lottery terminals installed at racetracks in the State of New York and operated by the New York State Division of the Lottery.  The Company offers content for its gaming systems that has been designed and developed by the Company, as well as game themes the Company has licensed from others. The Company currently operates in one business segment.

Consolidation Principles – The Company’s consolidated financial statements include the accounts of Multimedia Games, Inc. and its wholly-owned subsidiaries: Megabingo, Inc., MGAM Systems, Inc., Innovative Sweepstakes Systems, Inc., MGAM Services, LLC, MGAM Systems International, Inc., Megabingo International, LLC, Multimedia Games de Mexico 1, S. de R.L. de C.V., and Servicios de Wild Basin S. de R.L. de C.V. Intercompany balances and transactions have been eliminated.

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

Revenue Recognition – In accordance with the provision of Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition” (formerly Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”), the Company recognizes revenue when all of the following have been satisfied:

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

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

For sales arrangements with multiple deliverables, the Company applies the guidance from ASC Topic 985, “Software” and ASC Topic 605, “Revenue Recognition” (formerly Statement of Position, or SOP 97-2, “Software Revenue Recognition,” as amended, and Emerging Issues Task Force, or EITF 00-21, “Revenue Arrangements with Multiple Deliverables”). Deliverables are divided into separate units of accounting if: (i) each item has value to the customer on a stand-alone basis; (ii) there is objective and reliable evidence of the fair value of the undelivered items; and (iii) delivery of the undelivered item is considered probable and substantially in the Company’s control.

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

In those situations where VSOE does not exist for any undelivered elements of a multiple element arrangement, then the aggregate value of the arrangement, including the value of products and services delivered or performed, is initially deferred until all hardware and software is delivered, and then the entire amount of the arrangement is recognized ratably over the period of the last deliverable, generally the remaining service period of the contract. Depending upon the elements and the terms of the arrangement, the Company recognizes certain revenues under the residual method. Under the residual method, revenue is recognized when VSOE of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Under the residual method, the Company defers the fair value of undelivered elements, and the remainder of the arrangement fee is then allocated to the delivered elements and is recognized as revenue, assuming the other revenue recognition criteria are met.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Costs and Billings on Uncompleted Contract - During fiscal 2008 and continuing during fiscal 2009, the Company entered into a fixed-price contract with a customer, pursuant to which it will deliver an electronic bingo system. Revenues from this fixed-price contract is being recognized on the completed-contract method in accordance with ASC Subtopic 605-35, “Construction-Type and Production-Type Contracts” (formerly American Institute of Certified Public Accountants Statement of Position 81-1).

Contract costs include all direct material and labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies and tools. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Costs incurred in excess of amounts billed are classified as current assets under “Deferred contract costs.”

At September 30, 2009 and 2008, the following amounts were recorded in the Company’s consolidated financial statements (in thousands):

	September 30,
	2009	2008
Costs incurred on uncompleted contracts	$3,697	$1,350
Billings on uncompleted contracts	(1,871)	(352)
Deferred contract costs, net	$1,826	$998

The contract is expected to be completed during the first half of fiscal 2010, the Company does not anticipate a loss on the contract at this time.

Cash and Cash Equivalents – The Company considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Restricted Cash and Long-Term Investments – Restricted cash and long-term investments at September 30, 2009 and 2008 were $804,000 and $868,000, respectively, representing the fair value of investments held by the Company’s prize fulfillment firm related to outstanding MegaBingo® jackpot prizes.

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

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2009 and 2008, the following net amounts related to advances made under development agreements were recorded in the following balance sheet captions:

	September 30,
	2009	2008
	(In thousands)
Included in:
Notes receivable, net of discount(1)	$50,288	$61,750
Intangible assets – contract rights, net of accumulated amortization	28,175	29,368

(1) The Company collected approximately $21.3 million on development agreement notes receivable during 2009.

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements. The Company has entered into development agreements with customers under which approximately $57.6 million has been advanced and is outstanding at September 30, 2009, and for which we impute interest on these interest-free loans discounting the balances to $50.3 million. During both fiscal 2009 and 2008, the Company recorded imputed interest of $4.3 million relating to development agreements with an imputed interest rate range of 5.75% to 9.00%.

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

Management reviews long-lived asset classes for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. During the years ended September 30, 2009 and 2008, the Company charged operations by recording reserves or writing off $9.4 million and $5.9 million, respectively, of property and equipment and leased gaming equipment (See Note 2, “Property and Equipment and Leased Gaming Equipment.”)

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

Other Income - Other income was $74,000, $3.1 million and $3.1 million for the years ended September 30, 2009, 2008 and 2007, respectively. Other income consisted of distributions from a partnership interest, accounted for on the cost basis, of $3.1 million in 2008 and $1.7 million in 2007. Also in 2007, other income consisted of $1.4 million resulting from the extinguishment of a liability resulting from the settlement with the Company’s former Chief Executive Officer.

Research and Development Costs - For the years ended September 30, 2009, 2008 and 2007 research and development costs were $10.3 million, $16.2 million and $18.1 million, respectively.

Other Long-Term Liabilities – Other long-term liabilities at September 30, 2009 and 2008 include the present value of investments held by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities of $800,000 and $868,000, respectively

Fair Value of Financial Instruments – The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash, accounts and notes receivable, accounts payable, and accrued expenses payable and other liabilities, approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amount for our credit facility approximates fair value due to the fact that the underlying instrument includes provisions to adjust interest rates to approximate fair value.

Segment and Related Information – Although the Company has a number of operating divisions, separate segment data has not been presented as they meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting” (formerly Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures About Segments of an Enterprise and Related Information”).

Costs of Computer Software – Software development costs have been accounted for in accordance with ASC Topic 985, “Software” (formerly SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”). Under ASC Topic 985, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. We capitalized software development costs of approximately $2.5 million during 2009, $3.7 million during 2008, and $2.8 million during 2007. Software development costs primarily consist of personnel costs. We begin to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, but not to exceed five years. Amortization of software development costs was approximately $3.8 million in 2009, $3.3 million in 2008, and $4.3 million in 2007, and is included in amortization and depreciation in the accompanying consolidated statements of operations.

Income Taxes – The Company accounts for income taxes using the asset and liability method and applies the provisions of ASC Topic 740, “Income Taxes” (formerly SFAS, No. 109, “Accounting for Income Taxes”). Under ASC Topic 740, deferred tax liabilities or assets arise from differences between the tax basis of liabilities or assets and their bases for financial reporting, and are subject to tests of recoverability in the case of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets to the extent realization is not judged to be more likely than not.  Additionally, in accordance with ASC Topic 740, (formerly FIN 48, “Accounting for Uncertainty in Income Taxes”), we are required to determine whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position in order to record any financial statement benefit. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Treasury Stock – The Company utilizes the cost method for accounting for its treasury stock acquisitions and dispositions.

Earnings (Loss) per Common Share – Earnings per common share is computed in accordance with ASC Topic 260, “Earnings Per Share” (formerly SFAS No. 128, “Earnings per Share”). Presented below is a reconciliation of net income (loss) available to common stockholders and the differences between weighted average common shares outstanding, which are used in computing basic earnings (loss) per share, and weighted average common and potential shares outstanding, which are used in computing diluted earnings (loss) per share.

	For the Year Ended September 30,
	(In thousands, except share and per-share amounts)
	2009	2008	2007
Income (loss) available to common stockholders	$(44,778)	$378	$(744)
Weighted average common shares outstanding	26,758,873	26,291,968	27,388,921
Effect of dilutive securities:
Options	—	909,462	—
Weighted average common and potential shares outstanding	26,758,873	27,201,430	27,388,921
Basic earnings (loss) per share	$(1.67)	$0.01	$(0.03)
Diluted earnings (loss) per share	$(1.67)	$0.01	$(0.03)

Stock Options - At September 30, 2009, options to purchase approximately 6.8 million shares of common stock, with exercise prices ranging from $1.00 to $18.71 per share were outstanding, but were not included in the computation of diluted earnings per share due to their antidilutive effect, of which 6.0 million were not included due to their respective share price and the balance due to the loss generated during the current year.

At September 30, 2008, options to purchase approximately 2.9 million shares of common stock, with exercise prices ranging from $4.68 to $21.53 per share were outstanding, but were not included in the computation of diluted earnings per share due to their antidilutive effect.

At September 30, 2007, options to purchase approximately 1.7 million shares of common stock, with exercise prices ranging from $7.61 to $21.53 per share, were not included in the computation of diluted earnings per share due to the antidilutive effect, and approximately 1.8 million equivalent shares were not included due to the loss generated during fiscal 2007.

The Company adopted the provisions of ASC Topic 718, “Compensation – Stock Compensation” (formerly SFAS No. 123(R), “Share-Based Payment”). Among other items, ASC Topic 718 requires the Company to recognize in the financial statements, the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. To measure the fair value of stock options granted to employees, the Company currently utilizes the Black-Scholes-Merton option-pricing model. The Company applied the “modified prospective” method, under which compensation cost is recognized in the financial statements beginning with the adoption date for all share-based payments granted after that date, and for all unvested awards granted prior to the adoption date.  Expense is recognized over the required service period, which is generally the vesting period of the options.

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

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

There were option grants to purchase 1.7 million, 2.7 million and 160,000 common shares during the years ended September 30, 2009, 2008 and 2007, respectively. The assumptions used for the years ended September 30, 2009, 2008 and 2007, and the resulting estimates of weighted-average fair value per share of options granted during these periods are as follows:

	2009	2008	2007
Weighted expected life	4.97 years	4.98 years	4.63 years
Risk-free interest rate	1.5 -2.9%	3.0% - 4.1%	4.10%
Expected volatility	58.28%	50.23%	62.00%
Expected dividend yields	None	None	None
Weighted-average fair value of options granted during the period	$1.81	$2.14	$5.88
Expected annual forfeiture rate	5.31%	5.31%	5.31%

In accordance with ASC Topic 718, “Compensation – Stock Compensation (Formerly SFAS No. 123 (R), “Share-Based Payments”), the share-based compensation has been recorded by the Company for the years ended 2009, 2008 and 2007 in the amounts of $1.8 million, $1.5 million and $1.2 million, respectively. The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $0 (due to a current year valuation allowance), $234,000 and $162,000 for the years ended September 30, 2009, 2008 and 2007, respectively.

Foreign Currency Translation. The Company accounts for currency translation in accordance with ASC Topic 830. “Foreign Currency Matters” (formerly SFAS No. 52, “Foreign Currency Translation”). Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss) a component of stockholders’ equity, in accordance with ASC Topic 220, “Comprehensive Income” (formerly SFAS 130, “Reporting Comprehensive Income”). Transactional currency gains and losses arising from transactions in currencies other than the Company’s local functional currency are included in the consolidated statement of operations in accordance with ASC Topic 830.

Recently Issued Accounting Pronouncements – In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles (a replacement of SFAS No. 162).” FASB Accounting Standards Codification (ASC) has become the source of authoritative generally accepted accounting principles GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this statement, the codification will supersede all then-existing non-SEC accounting and reporting standards; and all non-grandfathered, non-SEC accounting literature not included in the codification will be superseded and deemed non-authoritative.  The new codification standards have been adopted by the Company in its annual report on Form 10-K as of September 30, 2009.  Reference to the new ASC topic, subtopic, or section will be provided along with the superceded historical accounting literature. The adoption of codification standards did not impact our consolidated financial position, results of operation or cash flows.

In October 2009, FASB issued ASU No. 2009-13, “Revenue Recognition(Topic 605), Multiple-Deliverable Revenue Arrangements” and ASU No. 2009-14, “Software(Topic 985), Certain Revenue Arrangements that Include Software Elements,” both consensus of the FASB Emerging Issues Task Force.  ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities; specifically, how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  ASU No. 2009-14 affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole and clarifying what guidance should be used in allocating and measuring revenue.  Upon adoption of these standards, a company can recognize revenue on delivered elements within a multiple elements arrangement based upon estimated selling prices, which is a departure from previous guidance. These standards are required to be implemented by October 1, 2010, but we are currently evaluating the impact of implementation in the first quarter of 2010, as early adoption is permitted.

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events” (formerly SFAS No. 165, “Subsequent Events”),  which establishes the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. Consistent with ASC Topic 855 requirements for public entities, we evaluate subsequent events through the date the financial statements are issued.  ASC Topic 855 should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure, in its financial statements.  ASC Topic 855 was adopted as of June 30, 2009.  The adoption of ASC Topic 855 did not impact our consolidated financial position, results of operations or cash flows.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2008, the FASB issued ASC Topic 815, “Derivatives and Hedging” (formerly SFAS No 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133”). ASC Topic 815 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted, and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. ASC Topic 815 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, though earlier application is encouraged. Accordingly, the Company expects to adopt ASC Topic 815 beginning in fiscal 2010. The Company expects that ASC Topic 815 will have an impact on accounting for derivative instruments and hedging activities once adopted, but the significance of the effect is dependent upon entering into these related transactions, if any, at that time.

Effective October 1, 2008, the Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures” (formerly SFAS No. 157, “Fair Value Measurements”), for its financial assets and financial liabilities, but it has not yet adopted ASC Topic 820 as it relates to nonfinancial assets and liabilities as ASC Topic 820 permits a one-year deferral of the its application for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of ASC Topic 820 as it pertains to financial assets and liabilities did not have a material impact on the Company’s results of operations, financial position or liquidity. The Company will adopt ASC Topic 820 for non-financial assets and non-financial liabilities on October 1, 2009, and the Company is currently evaluating the effect, if any, the adoption may have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued ASC Topic 805, “Business Combinations” (formerly SFAS No. 141 (revised), “Business Combinations”). ASC Topic 805 changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. ASC Topic 805 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is required to adopt ASC Topic 805 effective October 1, 2009, and the Company is currently evaluating the effect, if any, the adoption may have on its financial position or the results of its operations.

In December 2007, the FASB issued ASC Topic 810, “Consolidation” (formerly SFAS No. 160, “Non Controlling Interests in Consolidated Financial Statements,” an amendment of Accounting Research Bulletin, or ARB No. 51, “Consolidated Financial Statements”). ASC Topic 810 changes the accounting for non controlling (minority) interests in consolidated financial statements, including the requirement to classify non controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non controlling interests reported as part of consolidated earnings. Additionally, ASC Topic 810 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. ASC Topic 810 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is required to adopt ASC Topic 810 effective October 1, 2009, and the Company is currently evaluating the effect, if any, the adoption may have on its results of operations or financial position.

In February 2007, the FASB issued ASC Topic 825,”Financial Instruments” (formerly SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115 “Accounting for Certain Investments in Debt and Equity Securities”), which permits entities to choose to measure many financial instruments and certain other items at fair value with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement became effective for the Company beginning in October 2008. The implementation of ASC Topic 825, effective October 1, 2008, did not have a material effect on the consolidated financial statements in the year ended September 30, 2009.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.  Property and Equipment and Leased Gaming Equipment

At September 30, 2009 and 2008, the Company’s property and equipment and leased gaming equipment consisted of the following:

	2009	2008	Estimated Useful Lives
	(In thousands)
Gaming equipment and third-party gaming content licenses available for deployment(1)	$6,449	$30,252
Deployed gaming equipment	99,522	96,584	3-5 years
Deployed third-party gaming content licenses	39,512	34,444	1.5-3 years
Tribal gaming facilities and portable buildings	3,563	4,720	5-7 years
Third-party software costs	7,720	7,732	3-5 years
Vehicles	3,065	3,502	3-10 years
Other	2,991	3,191	3-7 years
Total property and equipment	162,822	180,425
Less accumulated depreciation and amortization	(127,774)	(113,096)
Total property and equipment, net	$35,048	$67,329
Leased gaming equipment	$156,474	$165,903	3 years
Less accumulated depreciation	(122,472)	(129,879)
Total leased gaming equipment, net	$34,002	$36,024

(1) Gaming equipment and third-party gaming content licenses will begin depreciating when they are placed in service.

During 2009, the Company sold, disposed of, or wrote off $5.4 million of net book value related to third-party gaming content licenses, installation costs, tribal gaming facilities and portable buildings, and other equipment. Of this $5.4 million, $3.3 million related to the sale of previously deployed units.

Leased gaming equipment includes player terminals placed under participation arrangements that are either at customer facilities or in the rental pool.

In accordance with ASC Topic 360, “Property, Plant, and Equipment” (formerly SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”), the Company i) recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows; and (ii) measures an impairment loss as the difference between the carrying amount and fair value of the asset.

During the year ended September 30, 2009, the Company hired a new management team.  The management team conducted a thorough review of the Company’s business in an effort to determine the proper go-forward strategy for the Company.  As part of this analysis, the Company’s revised marketing efforts and a more standardized product mix, management considered whether the future benefits expected from certain long-lived assets exceeded the assets carrying value.  As a result of this analysis, it was determined that certain assets should be written-off or reserved for as of September 30, 2009.  The charges include the write-off of property and equipment included in the Company’s rental pool and obsolete component parts of $5.6 million, the write-off of certain licenses used for game development of $2.0 million and a the reserve for slow-moving component parts of $1.8 million. The Company considered the potential salvage value of the assets and determined that such an amount would be negligible. Therefore, classification of these assets as ‘held for sale’ is not necessary.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.  Development Agreements

The Company enters into participation, or revenue share, agreements.  Under our participation agreements, we place player terminals and systems, along with our proprietary and other licensed game content, at a customer’s facility in return for a share of the revenues that these terminals and systems generate.  Often our participation agreements are in the form of development agreements, which the Company enters into in order to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to placement of the Company’s player terminals, and the Company receives a fixed percentage of those player terminals’ hold per day over the term of the agreement. The agreements typically provide for some or all of the advances to be repaid by the customer to the Company. Amounts advanced in excess of those to be reimbursed by the customer are allocated to intangible assets and are generally amortized over the life of the contract, which is recorded as a reduction of revenue generated from the gaming facility. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of the Company’s floor space. In the past and in the future, the Company may by mutual agreement and for consideration, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied as a recovery against the intangible asset or property and development for that particular development agreement, if any. In the second quarter of fiscal 2008, the Company modified a development agreement by agreeing to reduce the number of player terminals at a development site. In return, the Company received a complete payoff of a note receivable in the amount of $4.5 million.

In 2008, the Company fulfilled a commitment to a significant, existing tribal customer to provide approximately 43.8%, or $65.6 million, of the total funding for a facility expansion. Because of our commitment to fund the expansion, the Company secured the right to place an additional 1,400 gaming units in the expanded facility in southern Oklahoma. The Company recorded all advances as a note receivable and imputed interest on the interest free loan. The discount (imputed interest) was recorded as contract rights and will be amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. As of September 30, 2009, the Company had installed the additional 1,400 units in the expanded facility. During 2009, the tribal customer repaid $13.1 million of the balance; thus the balance as of September 30, 2009 was $52.5 million.

In addition, the Company funded two additional facilities in 2009 in the amount of $5.1 million.  These funded amounts are expected to be repaid to the Company from excess sales proceeds after giving effect to the revenue share arrangements.

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstance during fiscal 2009 that would require an impairment charge to the assets’ carrying value.

The following net amounts related to advances made under development agreements and were recorded in the following balance sheet captions:

	September 30,
	2009	2008
	(In thousands)
Included in:
Notes receivable, net	$50,288	$61,750
Intangible assets – contract rights, net of accumulated amortization	28,175	29,368

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.  Intangible Assets

At September 30, 2009 and 2008, the Company’s intangible assets consisted of the following:

			Estimated
	September 30,		Useful
	2009	2008	Lives
	(In thousands)
Contract rights under development agreements	$46,319	$41,325	5-7 years
Internally developed gaming software	28,388	26,473	1-5 years
Patents and trademarks	8,226	8,464	1-5 years
Other	961	1,054	3-5 years
Total intangible assets	83,894	77,316
Less accumulated amortization – all other	(50,533)	(39,960)
Total intangible assets, net	$33,361	$37,356

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements, described under “Development Agreements.” The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the consolidated statements of operations.

Internally-developed gaming software is accounted for under the provisions of ASC Topic 985, “Software” (formerly SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed”) and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally-developed games over a twelve-month period, gaming engines over an eighteen-month period, gaming systems over a three-year period and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the years ended September 30, 2009, 2008, and 2007, amortization expense related to internally-developed gaming software was $3.8 million , $3.3 million and $4.3 million, respectively. During fiscal 2009, 2008, and 2007, the Company wrote off $571,000, $531,000 and $300,000, respectively, related to internally-developed gaming software that the Company chose to abandon.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An analysis of intangible assets at September 30, 2008 indicated there was an impairment to goodwill which resulted in a $335,277 reserve being recorded.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization expense, inclusive of accretion of contract rights, totaled $11.0 million, $8.8 million and $11.9 million for the years ended September 30, 2009, 2008 and 2007, respectively. Annual estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amount
(In thousands)
2010	$9,253
2011	6,854
2012	5,695
2013	4,928
2014	2,923
Total	$29,653

5.  Notes Receivable

At September 30, 2009 and 2008, the Company’s notes receivable consisted of the following:

	September 30,
	2009	2008
	(In thousands)
Notes receivable from development agreements	$57,558	$72,706
Less imputed interest discount reclassed to contract rights	(7,270)	(10,956)
Notes receivable from equipment sales and other	5,616	8,012
Notes receivable, net	55,904	69,762
Less current portion	(15,780)	(23,072)
Notes receivable – noncurrent	$40,124	$46,690

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.

Notes receivable from equipment sales outstanding as of September 30, 2009 consist of financial instruments issued by customers for the purchase of player terminals and licenses, and bear interest at 5.75%. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the note receivable outstanding.

6.  Accounts Payable and Accrued Expenses

At September 30, 2009 and 2008, the Company’s accounts payable and accrued expenses consisted of the following:

	September 30,
	2009	2008
	(In thousands)
Trade accounts payable and accrued expenses	$18,955	$23,022
Accrued bonus and salaries	4,196	2,474
Other	3,727	3,785
Accounts payable and accrued expenses	$26,878	$29,281

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.  Credit Facility, Long-Term Debt

At September 30, 2009 and 2008, the Company’s Credit Facility, long-term debt and capital leases consisted of the following:

	September 30,
	2009	2008
	(In thousands)
Long-term revolving lines of credit	$15,000	$19,000
Term loan facility	$60,748	$67,988
Less current portion	(2,073)	(1,544)
Long-term debt, less current portion	$58,675	$66,444

Credit Facility. On April 27, 2007, the Company entered into a $150 million Credit Facility which replaced its previous credit facility in its entirety. On October 26, 2007, the Company amended the Credit Facility, transferring $75 million of the revolving credit commitment to a fully funded $75 million term loan due April 27, 2012. The Term Loan is amortized at an annual amount of 1% per year, payable in equal quarterly installments beginning January 1, 2008, with the remaining amount due on the maturity date. The Company entered into a second amendment to the Credit Facility on December 20, 2007 which (i) extended the hedging arrangement date related to a portion of the term loan to June 1, 2008; and (ii) modified the interest rate margin applicable to the Revolving Credit Facility and the term loan.

The Credit Facility provides the Company with the ability to finance development agreements and acquisitions and working capital for general corporate purposes. Amounts under the $65 million revolving credit commitment and the $60 million term loan mature on April 27, 2012, and advances under the term loan and revolving credit commitment bear interest at the Eurodollar rate plus the applicable spread, tied to various levels of interest pricing determined by total debt to EBITDA (EBITDA is defined as earnings before interest, taxes, amortization, depreciation, and accretion of contract rights). As of September 30, 2009, the $15.0 million drawn under the revolving credit commitment bore interest at 5.75% and the $60.0 million under the term loan bore interest at 6.5%. Also included in the September 30, 2009 and 2008 balances are approximately $748,000 and $680,000, respectively, of accrued interest.

On July 22, 2009, the Company entered into a third amendment to the Credit Facility.  Under the terms of the amended credit agreement, the calculation of consolidated Adjusted EBITDA (EBITDA, plus certain add-backs as agreed upon by our lenders) for the purposes of evaluating compliance with the specified covenants will now reflect the add-back of several items including: i) legal costs and settlement fees incurred in the trailing four-quarter period related to litigation with Diamond Game Enterprises, Inc., or Diamond Game, which was settled on May 1, 2009; ii) all non-cash stock-based compensation expenses; and, iii) up to $10 million, in aggregate, of additional non-cash asset impairment charges that the Company may incur in future periods. In conjunction with the third amendment, the Company reduced the total borrowing capacity of the credit facility to $125 million from the previous total borrowing capacity of $150 million and agreed to a LIBOR floor of 2%, which would have increased the interest rate paid as of June 30, 2009 by approximately 1.7%. On July 23, 2009, the Company paid a one-time fee of 25 basis points of the total borrowing capacity of $125 million as well as other customary fees associated with the amendment.

The Credit Facility is collateralized by substantially all of the Company’s assets, and also contains financial covenants as defined in the agreement. These covenants include (i) a minimum fixed-charge coverage-ratio of not less than 1.50 : 1.00; (ii) a maximum total debt to Adjusted EBITDA ratio of not more than 2.25 : 1.00 through June 30, 2008, and 1.75 : 1.00 from September 30, 2008 thereafter; and (iii) a minimum trailing twelve-month Adjusted EBITDA of not less than $60.0 million for the quarter. As of September 30, 2009, the Company is in compliance with its loan covenants. The Credit Facility requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in its businesses). In the second quarter of 2008, the Company made a mandatory prepayment of the term loan in the amount of $4.5 million due to an early prepayment of a development agreement note receivable. As of September 30, 2009, the Credit Facility had availability of $50.0 million, subject to covenant restrictions.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Credit Facility also required that the Company enter into hedging arrangements covering at least $50 million of the term loan for a three-year period by June 1, 2008; therefore, on May 29, 2008, the Company purchased, for $390,000, an interest rate cap (5% cap rate) covering $50 million of the term loan. The Company accounts for this hedge in accordance with ASC Topic 815, “Derivatives and Hedging” (formerly FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”) which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet, at their respective fair values. The Company records, on a mark- to-market basis, changes to the fair value of the interest rate cap on a quarterly basis. These changes in fair value are recorded in interest expense in the consolidated statement of operations.

Long-term debt at September 30, 2009 and 2008, includes the Credit Facility’s term loan.

A schedule for each of the fiscal years ending after September 30, 2009, representing the maturities of long-term debt is as follows:

Year	Long-Term Debt	Revolving Lines of Credit
	(In thousands)
2010	$2,073	$—
2011	750	—
2012	57,925	15,000

Total	$60,748	$15,000

8.  Leases

The Company leases its corporate offices, warehouses and certain office equipment under noncancelable operating leases. In addition, the Company leases certain equipment used in its operations under capital lease arrangements.

A schedule of future minimum rental payments required under noncancelable operating leases is as follows:

Year	Operating
(In thousands)
2010	$2,134
2011	199
2012	36
2013	36
2014	36
Total Minimum Lease Payments	$2,441

Rental expense during 2009, 2008, and 2007 amounted to $2.8 million, $2.7 million and $2.5 million, respectively.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.  Income Taxes

The provision for income tax expense (benefit) consisted of the following for the years ended September 30, 2009, 2008 and 2007:

	2009	2008	2007
	(In thousands)
Current:
Federal	$(6,271)	$4,223	$8,784
State	41	828	638
Foreign	692	514	274
	(5,538)	5,565	9,696
Deferred:
Federal	18,185	(4,673)	(10,489)
State	1,351	(590)	(386)
Foreign	—	—	—
	19,536	(5,263)	(10,875)
Income tax expense (benefit)	$13,998	$302	$(1,179)

The effective income tax rates differ from the statutory U.S. federal income tax rates as follows for the years ended September 30, 2009, 2008, and 2007:

	2009	2008	2007
Federal income tax expense (benefit) at statutory rate	(35.0%)	35.0%	(35.0%)
State income tax expense, net of federal benefit	(2.6%)	7.8%	8.5%
Foreign income tax expense, net of federal benefit	1.1%	47.7%	9.3%
Change in valuation allowance	81.2%	—	—
Other, net	0.7%	(46.1%)	(44.7%)
Provision (benefit) for income taxes	45.4%	44.4%	(61.9%)

The “other, net” category above captures the impact of several tax expense items, the three largest of which, are all favorable to the Company in the fiscal years 2008 and 2007, and included an unrecorded federal refund, an over-accrual of state income tax expense, and the true-up of the Company’s income tax accounts.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Differences between the book value and the tax basis of the Company’s assets and liabilities at September 30, 2009 and 2008 result in deferred tax assets and liabilities as follows:

	2009	2008
	(In thousands)
Deferred tax asset – current:
Allowance for doubtful accounts	$1,383	$455
Inventory reserve	1,038	1,526
Accruals not currently deductible for tax purposes	3,345	1,764
Deferred revenue	2,307	3,131
Current deferred tax asset	8,073	6,876
Valuation allowance	(6,935)	-
Current deferred tax asset, net	1,138	6,876
Noncurrent deferred tax asset:
Property and equipment, leased gaming equipment and intangible assets, due principally to depreciation and amortization differences	19,560	15,916
Non-qualified stock compensation expense	1,261	986
Net Operating Losses and credits	250	-
Noncurrent deferred tax asset, net	21,071	16,902
Valuation allowance	(18,102)	-
Noncurrent deferred tax asset, net	2,969	16,902
Deferred tax asset	$4,107	$23,778

As of September 30, 2009, the Company had state net operating loss carryforwards of approximately $4.0 million and a federal alternative minimum tax credit carryforward of approximately $147,000. The state net operating losses will begin to expire in varying amounts in 2024 if not utilized.

For 2009, 2008, and 2007, the Company recorded reductions of $221,000, $112,000 and $1.4 million respectively, of its federal and state income tax liability due to the effects of stock compensation.

During the year ended September 30, 2009, the Company hired a new management team.  The management team conducted a thorough review of the Company’s business in an effort to determine the proper go-forward strategy for the Company.  In conjunction with this analysis, management also considered the likelihood of realizing the future benefits associated with the Company’s existing deductible temporary differences and carryforwards.  As a result of this analysis and based on the current year loss and a cumulative loss in the prior three fiscal years, management determined that it is not more likely than not that the future benefit associated with all of the Company’s existing deductible temporary differences and carryforwards in the U.S. and Mexico will be realized.  As a result, the Company recorded a valuation allowance against its deferred tax assets to the extent that its gross deferred tax assets exceed the Company’s carryback potential. Accordingly, for the year ended September 30, 2009, the valuation allowance increased by approximately $25.0 million.  The Company maintains a valuation allowance when management believes it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in a valuation allowance from period to period are included in the tax provision in the period of change.  Management evaluates the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis.  If we determine that it is more likely than not that our deferred tax assets will be recovered, the valuation allowance will be reduced.

The Company paid income taxes, net of refunds received of ($1.4) million, $10.9 million and $7.6 million in 2009, 2008 and 2007, respectively.

In fiscal 2009, the Company conducted operations in Mexico through a subsidiary treated as a disregarded entity for U.S. income tax purposes. Accordingly, income or losses are taxed or benefited, as appropriate, in the Company’s U.S. tax provision. At present, Company management determined that it is more likely than not that the Mexican operations can not benefit from past losses, from a Mexican tax perspective. Accordingly, a full valuation allowance has been recorded against the deferred tax asset related to the Mexican net operating loss. The effect on the total income tax expense is deemed immaterial.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 6, 2009, the President signed H.R. 3548, which included a provision that will allow most business taxpayers with losses to benefit from an increased carryback period for net operating losses incurred in 2008 or 2009.  The effects of changes in tax law are taken into account during the interim period in which the law is enacted.  The Company is still evaluating whether the passage of H.R. 3548 will have a material impact on its financial statements.

The Company adopted the provisions of ASC 740-10-25 effective September 30, 2007.  ASC 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all the relevant information.  A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax positions that previously failed to meet the more-likely-than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met.  Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  ASC 740-10-25 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest, and penalties.  Upon adoption and implementation of ASC 740-10-25, the Company recognized a decrease of $295,000 to the October 1, 2007 balance of retained earnings.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended September 30,:

	2009	2008
Unrecognized tax benefit – October 1,	$311,000	$295,000
Gross increases – tax positions in prior period	23,000	16,000
Gross decreases – tax positions in prior period	-	-
Gross increases – tax positions in current period	-	-
Settlements	-	-
Lapse of statute of limitations	-	-
Unrecognized tax benefit – September 30,	$334,000	$311,000

Included in the balance of unrecognized tax benefits at September 30, 2009 and 2008, are $334,000 and $311,000, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense.  Related to the unrecognized tax benefits noted above, the Company accrued interest and penalties of $39,000 and $16,000 as of September 30, 2009 and 2008, respectively.

The Internal Revenue Service has concluded the examination and appeals phase for the tax year ended September 30, 2003 and 2004.  The Company continues to be under examination for the tax year ended September 30, 2005. We expect to conclude the examination phase of this audit during 2010.

The Company is subject to taxation in the US, including various states jurisdictions, and Mexico.  With few exceptions, the Company is no longer subject to U.S. federal and state examinations for tax years prior to September 30, 2006, and September 30, 2005, respectively.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.  Stockholders’ Equity

Preferred Stock

During fiscal 1995, the Company amended its articles of incorporation to provide for the issuance of up to 2,000,000 shares of Preferred Stock in such series and with such rights and preferences as may be approved by the Board of Directors. In January 1995, the Board of Directors approved a Series A Preferred Stock, which is cumulative, voting and convertible. In October 1998 the Board of Directors approved a Series B Junior Participating Preferred Stock, which is cumulative and voting. As of September 30, 2009 and 2008, there were no shares of Series A Preferred Stock or Series B Junior Participating Preferred Stock outstanding.

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

During fiscal 2009 and 2008, the Company did not repurchase any shares of its Common Stock.  During fiscal 2007, the Company repurchased with cash 1,992,000 shares of its Common Stock at an average cost of $12.74.

Director Compensation Plan

The Company maintains a plan to compensate the members of its Board of Directors for their services as directors, including serving on committees of the board. Under the Director Compensation Plan, each of the Company’s directors, will receive $37,500 per year, except for the Chairman of the Board, who will receive $75,000 per year. In addition, each director will receive $500 for each board meeting attended in person, $250 for each board meeting attended by telephone, $400 for each committee meeting attended in person and $200 for each committee meeting attended by telephone. Each member of the Audit Committee will also receive an additional $15,000 per year for serving on the Audit Committee, except for the Chairman of the Audit Committee who will receive $25,000 per year for serving on the Audit Committee as its Chairman. The members of the Nominating and Governance Committee each receive an additional $7,500 per year for serving on the Nominating and Governance Committee, except for the Chairman of the Nominating and Governance Committee, who receives $15,000 per year.  The members of the Compensation Committee each receive an additional $15,000 per year for serving on the Compensation Committee, except for the Chairman of the Compensation Committee, who receives $25,000 per year.  In general, each sitting director will receive an option grant on an annual basis for 10,000 shares of Common Stock that will vest six months from the date of grant, subject to restrictions which prevent the sale of such shares. These restrictions on the sale of the underlying shares lapse with respect to 25% of the shares annually.

Stock Option Plans

Nonqualified stock options have been granted to the Company’s directors under its nonemployee director stock plans. Nonqualified and incentive stock options have been granted to the Company’s officers and employees under its employee stock plans. Options granted to its officers and employees generally vest over four years and expire seven years from the date of grant. The Company expects to continue to issue stock options to new employees as they are hired, as well as to current employees as incentives from time to time.

The Company issues new shares to satisfy stock option exercises under the plans.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At September 30, 2009, there were stock options available for grant under the following plans:

	Approved by Shareholders	Options available for grant as of September 30, 2009
2000 Stock Option Plan	May 2001	16,015
2001 Stock Option Plan	May 2002	185,873
2002 Stock Option Plan	February 2003	172,914
2003 Outside Director Stock Option Plan	February 2004	712,500
2008 Employment Inducement Plan		94,986
Total		1,182,288

For the year ended September 30, 2009, the activity relating to stock option issuances under the stock option plans is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Stock Options Outstanding October 1, 2008	6,689,508	$6.14
Granted	1,719,433	3.54
Exercised	(609,349)	2.05
Forfeited	(963,344)	7.75
Stock Options Outstanding September 30, 2009	6,836,248	$5.63	5.31	$5,996,719
Stock Options Exercisable September 30, 2009	3,519,540	$7.09	3.71	$2,461,461

For the years ended September 30, 2009, 2008 and 2007, other information pertaining to stock options was as follows:

	2009	2008	2007
Weighted-average grant-date fair value of stock options granted	$1.81	$2.14	$5.88
Total intrinsic value of options exercised (in millions)	0.8	0.5	4.8
Total grant-date fair value of stock options vested during the year (in millions)	2.1	1.7	2.4

A summary of the status of the Company’s nonvested options as of September 30, 2009 and changes during the year then ended is as follows:

Nonvested Options	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at October 1, 2008	2,842,375	$2.25
Granted	1,719,433	1.81
Vested	(281,756)	7.33
Forfeited	(963,344)	7.75
Nonvested at September 30, 2009	3,316,708	2.09

Cash received from option exercise under all share-based payment arrangements for the years ended September 30, 2009, 2008 and 2007 was $1.3 million, $218,000, and $3.4 million. For September 2009, 2008, and 2007, the Company recorded reductions of $221,000, $328,000, and $1.4 million, respectively, of its federal and state income tax liability, with an offsetting credit to additional paid-in capital resulting from the tax benefits of stock options.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of September 30, 2009, there was $6.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.08 years. This estimate is subject to change based upon a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, cancellations and the issuance of new options.

Employee Benefit Plans

The Company has established a employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan provides for the employees to make tax-deferred deposits into the plan up to the maximum of $22,000 for 2009. The Company has historically matched employees’ contributions. Such Company contributions amounted to $688,000, $694,000, and $730,000 for the years ended September 30, 2009, 2008, and 2007, respectively.

11.  Commitments and Contingencies

Litigation and Regulatory Proceedings

The Company is subject to the possibility of loss contingencies arising in its business and such contingencies are accounted for in accordance with ASC Topic 450, “Contingencies” (formerly SFAS No. 5, “Accounting for Contingencies”). In determining loss contingencies, the Company considers the possibility of a loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that a liability has been incurred and when the amount of loss can be reasonably estimated.

International Gamco. International Gamco, Inc., or Gamco, claiming certain rights in U.S. Patent No. 5,324,035, or the ‘035 Patent, brought suit against the Company on May 25, 2004 in the U.S. District Court for the Southern District of California alleging that the Company’s central determinant system, as operated by the New York State Lottery, infringes the ‘035 Patent. Gamco claims to have acquired ownership of the ‘035 Patent from Oasis Technologies, Inc., or Oasis, a previous owner of the ‘035 Patent. In February 2003, Gamco assigned the ‘035 Patent to International Game Technology, or IGT. Gamco claims to have received a license back from IGT for the New York State Lottery. The lawsuit claims that the Company infringed the ‘035 Patent after the date on which Gamco assigned the ‘035 Patent to IGT.

The Company has made a number of challenges to Gamco’s standing to sue for infringement of the ‘035 Patent. On October 15, 2007, pursuant to an interlocutory appeal, the federal circuit court reversed the district court’s order when it held that Gamco did not have sufficient rights in the ‘035 Patent to sue the Company without the involvement of the patent owner, IGT.

On December 4, 2007, Gamco and IGT entered into an Amended and Restated Exclusive License Agreement whereby IGT granted to Gamco exclusive rights to the ‘035 Patent in the state of New York and the right to sue for past infringement of the same. On January 9, 2008, Gamco filed its third amended complaint for infringement of the ‘035 Patent against the Company. On January 28, 2008, the Company filed an answer to the complaint denying liability. The Company also filed a third amended counterclaim against Oasis, Gamco and certain officers of Gamco, for fraud, promise without intent to perform, negligent misrepresentation, breach of contract, specific performance and reformation of contract with regard to the Company’s rights under the Sublicense Agreement for the ‘035 Patent, as well as for non-infringement and invalidity of the ‘035 Patent. These parties have filed a motion to dismiss and a motion for summary judgment as to these claims. On August 11, 2009, the Court issued an order denying the motion to dismiss and granting in part and denying in part the motion for summary judgment.  The Court entered judgment against the Company on its claims for fraud, promise without intent to perform and negligent misrepresentation.  However, the Court held that Gamco was not entitled to judgment as a matter of law on the Company’s claims for breach of contract, reformation and specific performance.  The Company’s affirmative motion for partial summary judgment was denied.  The court issued a claim construction ruling in this case on April 20, 2009. The Company will be filing motions for summary judgment of non-infringement of the ‘035 Patent and to invalidate the ‘035 Patent in light of the Court’s claim construction ruling.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 28, 2009, the court held a telephonic conference, issued pre-trial deadlines and set the Final Pre-Trial Conference date for September 9, 2010.  A trial date will be scheduled during the Final Pre-Trial Conference on September 9, 2010.

The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

Cory Investments Ltd. On September 2, 2009, we entered into a comprehensive settlement agreement with Cory Investments, LTD., or Cory Investments, to resolve all claims arising from a May 7, 2008 lawsuit filed by Cory against us and several of our former officers, including Clifton Lind, Robert Lannert and Gordon Graves, in the State Court in Oklahoma City, Oklahoma. Litigation expenses and settlement charges have been reflected in the Company’s consolidated statement of operations as of September 30, 2009.  The case asserted that we offered allegedly illegal Class III games on the MegaNanza and Reel Time Bingo gaming systems to Native American tribes in Oklahoma which had a severe negative impact on Cory Investments’ market for its legal Class II games.  Cory Investments also alleged that the defendants conspired to drive it and other Class II competitors out of the Class II market in Oklahoma and other states.  In addition to the conspiracy allegations, Cory Investments alleged six causes of action: (i) deceptive trade practices; (ii) common law unfair competition; (iii) wrongful interference with business; (iv) malicious wrong / prima facie tort; (v) intentional interference with contract; and (vi) unreasonable restraint of trade. Cory Investments was seeking unspecified actual and punitive damages and equitable relief.  The settlement agreement was reached while the parties were engaged in mediation and we did not admit any wrongdoing as a result of this settlement agreement.

Diamond Game Enterprises, Inc. On May 1, 2009, the Company entered into a comprehensive settlement agreement with Diamond Game Enterprises, Inc., or Diamond Game, to resolve all claims arising from a  November, 2004 lawsuit filed by Diamond Game against the Company and several former officers, including Clifton Lind, Robert Lannert and Gordon Graves. This settlement agreement was reached while the parties were engaged in federal mediation and the Company did not admit any wrongdoing in relation to the underlying litigation. During fiscal 2009, the Company incurred $7.7 million in legal fees and settlement costs, net of insurance proceeds.

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

Governmental Regulation.  The Company is not aware of any pending litigation or sanctions related to violations of government regulations at this time.  Existing federal and state regulations may impose civil and criminal sanctions for various activities prohibited in connection with gaming operations, including but not limited to: (i) false statements on applications; (ii) failure or refusal to obtain required licenses; and / or (iii) the placement of gaming devices, terminals, player stations, and / or units.

The Company may become subject to litigation related to its charity bingo business in Alabama.  On November 13, 2009, the Supreme Court of Alabama, in a 6-3 decision, reversed and remanded a trial court’s preliminary injunction in favor of a charity operating bingo in the Town of White Hall, Lowndes County, Alabama, referred to herein as the White Hall decision.  The appeal arose out of a raid conducted by the Governor’s Task Force on Illegal Gambling on March 19, 2009.  The Governor’s Task Force on Illegal Gambling seized server-based bingo gaming systems, computers, servers, and cash.  Included with the equipment seized were approximately 34 of the Company’s games and certain of the Company’s charity bingo equipment located in Alabama.  In the White Hall decision, the Supreme Court of Alabama established a definition of “bingo” that included a set of standards that apply to the operation of charity bingo in Alabama.  The charity that operates White Hall filed an application for rehearing with the Supreme Court of Alabama.  The Supreme Court has not ruled on this application.  The White Hall decision will become final if and when the Supreme Court denies the application.  Additionally, the Governor’s Task Force on Illegal Gambling filed a forfeiture action against all of the equipment seized at White Hall.  The forfeiture action remains pending in the trial court.  It is possible that further proceedings will be initiated in the future.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Further, three recent lower court decisions by both State and federal trial courts ruled or implied that electronic bingo was illegal under the particular constitutional amendments examined by those courts.  There may be other cases pending or threatened involving electronic bingo that might have an impact upon our operations in Alabama.

Off Balance Sheet Arrangements

As of September 30, 2009, the Company had no off balance sheet arrangements.

Employment Agreements

We have employment agreements with each of our executive officers with positions of Senior Vice President or above.  These employment agreements generally provide for an initial rate of pay and other general employment terms.  If there is a change in control of the Company, each of our executives are entitled to certain severance benefits, which vary depending on the length of the executive officer’s employ with the Company upon the change in control or the termination without cause or termination of employment for good reason (each as defined within the employment agreement). The employment agreements include post-employment non-compete provisions and the terms of the severance benefits generally range from twelve-to twenty-four month’s salary continuation with similar non compete periods.

License Agreements

In June 2004, the Company entered into an agreement with WMS Gaming, Inc. to purchase WMS cabinets and games for placement in various Class II and Class III jurisdictions in North America. The agreement has been amended several times, most recently in June 2009 to add additional purchase commitments and to alter the method of Class II game theme license renewals. WMS and the Company agreed to additional Class III cabinet purchases and agreed to extend the term of the agreement until June 30, 2010 for certain jurisdictions, with limited sell-off rights extending thereafter. The Company has satisfied all required cabinet and game-theme purchases.

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

In April 2001, the Company entered into a license agreement with Bally Technologies, Inc. to use and distribute Bally’s games themes and cabinets in the Washington State Class III native American market. In September 2001, Bally extended the license agreement to provide the Company access to Bally’s catalog of game themes for use in Class II bingo games for deployment in certain Class II jurisdictions.  The authorized market was expanded in 2004 to include charitable bingo in Alabama and Native American lottery in California.  The agreement expired in September of 2005.  The Company retains the right to deploy in the authorized markets the licensed games that is has purchased..

Certain of the Company’s license agreements require it to pay royalty fees based on a fixed percentage of the hold per day generated by a player terminal.

12.  Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which at times may exceed the federal depository insurance limits. At September 30, 2009, the Company had concentrations of cash in two banks totaling approximately $8.2 million and $3.9 million. The Company has not experienced any losses on such accounts in the past.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accounts receivable represent short-term credit granted to customers for which collateral is generally not required. As of September 30, 2009 and 2008, approximately 59% and 44%, respectively, of the Company’s accounts receivable were from Native American tribes or their gaming enterprises.

In addition, a large percentage of these tribes have their reservations and gaming operations in the state of Oklahoma.  Despite the industry and geographic concentrations related to the Company’s customers, due to the historical experience of the Company on receivable collections, management considers credit risk to be minimal with respect to accounts receivable. At September 30, 2009 and 2008, the following concentrations existed in the Company’s accounts receivable, as a percentage of total accounts receivable:

	2009	2008
Customer A	33%	17%
Customer B	10%	13%

For the years ended September 30, 2009, 2008 and 2007, the following customers accounted for more than 10% of the Company’s total revenues:

	2009	2008	2007
Customer A	42%	39%	42%
Customer B	7%	10%	4%
Customer C	4%	7%	10%

Approximately 64% and 58% of the Company’s total revenues for the years ended September 30, 2009 and 2008, respectively, were from tribes located in Oklahoma.

While the Company believes that its relationships with all of its customers are good, the loss of any of these customers would have a material and adverse effect upon its financial condition and results of operations and cash flows.

Notes receivable consist of financial instruments issued by customers for the purchase of player terminals and licenses, and amounts generated from reimbursable amounts advanced under development agreements, generally at prevailing interest rates. Substantially all of the Company’s notes receivable are from Native American tribes or their gaming enterprises. At September 30, 2009, two customers represented approximately 85% and 10% of the notes receivable.

13.  Related Party Transactions

During fiscal 2009, the Company paid approximately $293,000 and $136,000 to two former Chief Executive Officers for consulting services.

During fiscal 2008, the Company paid approximately $48,000 to a former Chairman of the Board for consulting services and approximately $150,000 to the former Chief Executive Officer for consulting services.

During fiscal 2007, in connection with executing a content license agreement, the Company paid $25,000 to a family member of the former Chairman of the Board.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.  Supplemental Consolidated Quarterly Financial Data (Unaudited)

	Year Ended September 30, 2009
	Quarters Ended
	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
	(In thousands, except per-share amounts)
Total revenues	$28,576	$33,870	$32,129	$32,577
Operating income (loss)	(8,400)	(4,569)	(1,239)	(14,805)
Income (loss) before taxes	(9,171)	(5,214)	(1,473)	(14,947)
Net income (loss)	(5,924)	(3,394)	(1,160)	(34,300)
Diluted earnings (loss) per share	(0.22)	(0.13)	(0.04)	(1.28)
Weighted average common shares outstanding, diluted	26,624	26,643	26,693	27,073

	Year Ended September 30, 2008
	Quarters Ended
	December 31, 2007	March 31, 2008	June 30, 2008	September 30, 2008
	(In thousands, except per-share amounts)
Total revenues	$30,235	$32,202	$30,252	$38,443
Operating income (loss)	821	2,722	209	(2,517)
Income (loss) before taxes	153	2,239	348	(2,060)
Net income (loss)	399	1,258	164	(1,443)
Diluted earnings (loss) per share	0.01	0.05	0.01	(0.06)
Weighted average common shares outstanding, diluted	27,380	27,243	27,153	26,595

In accordance with ASC Topic 360, the Company (i) recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows; and (ii) measures an impairment loss as the difference between the carrying amount and fair value of the asset.

During the year ended September 30, 2009, the Company hired a new management team.  The management team conducted a thorough review of the Company’s business in an effort to determine the proper go-forward strategy for the Company.  As part of this analysis, management considered whether the future benefits expected from certain long-lived assets exceeded the assets carrying value; as well as the likelihood of realizing the future benefits associated with the Company’s existing deductible temporary differences and carryforwards.  As a result of this analysis, it was determined that certain assets should be written-off or reserved for as of September 30, 2009.  The charges include a valuation allowance on deferred tax assets of $25.0 million, the write-off of property and equipment included in the Company’s rental pool and obsolete component parts of $5.6 million, the write-off of certain licenses used for game development of $2.0 million and a the reserve for slow-moving component parts of $1.8 million. The Company considered the potential salvage value of the assets and determined that such an amount would be negligible. Therefore, classification of these assets as ‘held for sale’ is not necessary.

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.  Subsequent Events

The Company has evaluated subsequent events through December 14, 2009, which is the date the financial statements were issued, and determined that no events have occurred subsequent to September 30, 2009 that warrant additional disclosure.

MULTIMEDIA GAMES, INC.

Schedule II – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Balance at Beginning of Period	(Recoveries)/ Additions	Deductions	Balance at End of Period
	(In thousands)
FY 2009	$1,209	$2,661	$194	$3,676
FY 2008	$854	$421	$66	$1,209
FY 2007	$1,007	$466	$619	$854

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTIMEDIA GAMES, INC.

Dated: December 14, 2009	By:	/s/ Adam D. Chibib
Adam D. Chibib Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ ANTHONY M. SANFILIPPO	Chief Executive Officer and Director	December 14, 2009
Anthony M. Sanfilippo	(Principal Executive Officer)

/s/ ADAM D. CHIBIB	Chief Financial Officer	December 14, 2009
Adam D. Chibib	(Principal Financial Officer and Principal Accounting Officer)

/s/ MICHAEL J. MAPLES	Chairman of the Board and Director	December 14, 2009
Michael J. Maples

/s/ ROBERT D. REPASS	Director	December 14, 2009
Robert D. Repass

/s/ EMANUEL R. PEARLMAN	Director	December 14, 2009
Emanuel Pearlman

/s/ NEIL E. JENKINS	Director	December 14, 2009
Neil E. Jenkins

/s/ STEPHEN J. GREATHOUSE	Director	December 14, 2009
Stephen J. Greathouse

/s/ JUSTIN A. ORLANDO	Director	December 14, 2009
Justin A. Orlando

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION
3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Amendment to Articles of Incorporation	(2)
3.3	Second Amended and Restated Bylaws, as Amended	(3)
10.1	1996 Stock Incentive Plan, as Amended	(4)
10.2	2000 Stock Option Plan	(4)
10.3	2001 Stock Option Plan	(5)
10.4	2002 Stock Option Plan	(6)
10.5	2003 Outside Director Stock Option Plan	(7)
10.6	Ad Hoc Option Plan	(8)
10.7	2008 Employment Inducement Award Plan	(3)
10.8	Form of Indemnification Agreement	(9)
10.9	Employment Agreement, dated as of June 15, 2008, between the Company and Anthony M. Sanfilippo	(10)
10.10	Stock Purchase Agreement, dated as of June 15, 2008, between the Company and Anthony M. Sanfilippo	(10)
10.11	First Amendment to Executive Employment Agreement, dated as of December 31, 2008, between the Company and Anthony Sanfilippo	(11)
10.12	Employment Agreement, dated as of July 28, 2008, between the Company and Virginia E. Shanks	(*)
10.13	First Amendment to Executive Employment Agreement, dated as of December 31, 2008, between the Company and Virginia E. Shanks	(11)
10.14	Employment Agreement, dated as of August 16, 2008, between the Company and Uri L. Clinton	(*)
10.15	First Amendment to Executive Employment Agreement, dated as of December 31, 2008, between the Company and Uri L. Clinton	(11)
10.16	Employment Agreement, dated as of September 14, 2008, between the Company and Patrick J. Ramsey	(12)
10.17	First Amendment to Executive Employment Agreement, dated as of December 31, 2008, between the Company and Patrick J. Ramsey	(11)
10.18	Employment Agreement, dated as of February 10, 2009, between the Company and Adam D. Chibib	(13)
10.19	Revolving Credit Agreement, dated as of April 27, 2007, by and among MegaBingo, Inc. and MGAM Systems, Inc. and those Banks listed therein with Comerica Bank, as Agent	(14)
10.20	Amendment to Credit Agreement, dated as of October 26, 2007, by and among MGAM Systems, Inc., Megabingo, Inc., Comerica Bank, CIT Lending Services Corporation and the Banks party to Credit Agreement	(15)
10.21	Second Amendment to Credit Agreement, dated as of December 20, 2007, by and among MGAM Systems, Inc., Megabingo, Inc. and Comerica Bank	(16)
10.22	Third Amendment to Credit Agreement, dated as of July 22, 2009, by and among MGAM Systems, Inc., Megabingo, Inc. and Comerica Bank	(17)
10.23	Settlement Agreement, effective as of May 1, 2009, by and among the Company, Diamond Game Enterprises, Inc., and those parties listed therein	(18)
21.1	Subsidiaries of registrant	(*)
23.1	Consent of BDO Seidman, LLP	(*)
31.1	Certification of the Principle Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(*)
31.2	Certification of the Principle Accounting Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(*)
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(*)

(1)	Incorporated by reference to our Form 10-QSB for the quarter ended March 31, 1997, as filed with the Securities and Exchange Commission, or SEC, on May 15, 1997.
(2)	Incorporated by reference to our Form 10-Q for the quarter ended December 31, 2003, as filed with the SEC on February 17, 2004.
(3)	Incorporated by reference to our Form 10-K for the fiscal year ended September 30, 2008, as filed with the SEC on December 15, 2008.
(4)	Incorporated by reference to our Registration Statement on Form S-8, as filed with the SEC on December 1, 2000.
(5)	Incorporated by reference to our Registration Statement on Form S-8, as filed with the SEC on October 18, 2002.
(6)	Incorporated by reference to our Form 10-Q for the quarter ended March 31, 2003, as filed with the SEC on May 15, 2003.
(7)	Incorporated by reference to Appendix B of our Definitive Proxy Statement on Schedule 14A, as filed with the SEC on January 6, 2004.
(8)	Incorporated by reference to our Registration Statement on Form S-8, as filed with the SEC on October 18, 2002.
(9)	Incorporated by reference to our Form 8-K, as filed with the SEC on June 4, 2008.
(10)	Incorporated by reference to our Form 8-K, as filed with the SEC on June 18, 2008.
(11)	Incorporated by reference to our Form 10-Q for the quarter ended December 31, 2009, as filed with the SEC on February 9, 2009.
(12)	Incorporated by reference to our Form 8-K, as filed with the SEC on September 17, 2008.
(13)	Incorporated by reference to our Form 8-K, as filed with the SEC on February 2, 2009.
(14)	Incorporated by reference to our Form 8-K, as field with the SEC on May 3, 2007.
(15)	Incorporated by reference to our Form 8-K, as filed with the SEC on November 1, 2007.
(16)	Incorporated by reference to our Form 8-K, as filed with the SEC on December 27, 2007.
(17)	Incorporated by reference to our Form 8-K, as filed with the SEC on July 23, 2009, and as amended by our Form 8-K/A as filed with the SEC on September 29, 2009.
(18)	Incorporated by reference to our Form 10-Q/A for the fiscal quarter ended June 30, 2009, as filed with the SEC on September 29, 2009.
(*)	Filed herewith.