Form 10-Q
period 2009-12-31
MULTIMEDIA GAMES INC
filed 2010-02-09
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009
OR
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

As of February 5, 2010, there were 27,319,095 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FORM 10-Q

INDEX

PART I
FINANCIAL INFORMATION

Item 1. Condensed Financial Statements
MULTIMEDIA GAMES, INC.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and September 30, 2009
(In thousands, except shares)
(Unaudited)

ASSETS	December 31, 2009	September 30, 2009
CURRENT ASSETS:
Cash and cash equivalents	$14,915	$12,455
Accounts receivable, net of allowance for doubtful accounts of $3,783 and $3,676, respectively	9,946	13,424
Inventory	5,096	5,742
Deferred contract costs, net	579	1,826
Prepaid expenses and other	1,835	2,806
Current portion of notes receivable, net	16,429	15,780
Federal and state income tax receivable	7,006	6,246
Deferred income taxes	973	1,138
Total current assets	56,779	59,417
Restricted cash and long-term investments	772	804
Leased gaming equipment, net	34,918	34,002
Property and equipment, net	31,893	35,048
Long-term portion of notes receivable, net	35,299	40,124
Intangible assets, net	31,214	33,361
Other assets	10,301	9,895
Deferred income taxes	3,134	2,969
Total assets	$204,310	$215,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$1,325	$2,073
Accounts payable and accrued expenses	23,353	26,878
Deferred revenue	3,874	2,341
Total current liabilities	28,552	31,292
Revolving line of credit	10,000	15,000
Long-term debt, less current portion	58,488	58,675
Other long-term liabilities	772	789
Deferred revenue, less current portion	1,894	2,409
Total liabilities	99,706	108,165
Commitments and contingencies
Stockholders’ equity:
Preferred stock: Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 33,207,287 and 33,121,337 shares issued, and 27,303,870 and 27,217,920 shares outstanding, respectively	332	331
Additional paid-in capital	87,159	86,317
Treasury stock, 5,903,417 common shares at cost	(50,128)	(50,128)
Retained earnings	68,674	72,803
Accumulated other comprehensive loss, net	(1,433)	(1,868)
Total stockholders’ equity	104,604	107,455
Total liabilities and stockholders’ equity	$204,310	$215,620

The accompanying notes are an integral part of the condensed consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended December 31, 2009 and 2008 (In thousands, except per share data) (Unaudited)
	Three Months Ended December 31,
	2009	2008
REVENUES:
Gaming operations	$22,422	$26,348
Gaming equipment and system sales	3,250	1,766
Other	593	462
Total revenues	26,265	28,576

OPERATING COSTS AND EXPENSES:
Cost of revenues (1)	2,110	1,847
Selling, general and administrative expenses	14,969	20,264
Amortization and depreciation	13,554	14,865
Total operating costs and expenses	30,633	36,976
Operating loss	(4,368)	(8,400)

OTHER INCOME (EXPENSE):
Interest income	1,049	1,290
Interest expense	(1,308)	(2,135)
Other income	-	74
Loss before income taxes	(4,627)	(9,171)
Income tax benefit	498	3,247
Net loss	$(4,129)	$(5,924)
Basic and diluted loss per common share	$(0.15)	$(0.22)
Shares used in loss per common share:
Basic and diluted	27,242	26,624

(1)
Cost of revenues exclude depreciation and amortization of gaming equipment, content license rights and other depreciable assets, which are included separately in the amortization and depreciation line item

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended December 31, 2009 and 2008 (In thousands) (Unaudited)
	Three Months Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2009	2008
Net loss	$(4,129)	$(5,924)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization	781	1,388
Depreciation	12,773	13,477
Accretion of contract rights	1,741	1,326
Adjustments to long-lived assets	186	(1,142)
Deferred income taxes	—	(887)
Share-based compensation	625	654
Provision for doubtful accounts	150	149
Interest income from imputed interest	(906)	(1,152)
Changes in operating assets and liabilities:
Accounts receivable	3,328	684
Inventory	1,656	(3,055)
Deferred contract costs	1,247	(456)
Prepaid expenses and other	541	(371)
Federal and state income tax receivable	(760)	(2,586)
Notes receivable	1,133	1,151
Accounts payable and accrued expenses	(4,250)	9,733
Other long-term liabilities	15	(16)
Deferred revenue	1,018	277
NET CASH PROVIDED BY OPERATING ACTIVITIES	15,149	13,250
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(10,066)	(25,058)
Acquisition of intangible assets	(733)	(845)
Repayments under development agreements	4,136	1,819
NET CASH USED IN INVESTING ACTIVITIES	(6,663)	(24,084)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants, and related tax benefit	218	61
Proceeds from long-term debt	—	2,894
Principal payments of long-term debt	(1,043)	(1,985)
Proceeds from revolving lines of credit	—	6,444
Payments on revolving lines of credit	(5,000)	(222)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(5,825)	7,192
EFFECT OF EXCHANGE RATES ON CASH	(201)	293
Net increase (decrease) in cash and cash equivalents	2,460	(3,349)
Cash and cash equivalents, beginning of period	12,455	6,289
Cash and cash equivalents, end of period	$14,915	$2,940
SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$1, 083	$681
Income tax paid	$—	$208
NON-CASH TRANSACTIONS:
Change in contract rights resulting from imputed interest on development agreement notes receivable	$(187)	$568
Transfer of leased gaming equipment to inventory	$261	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.      SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements should be read in conjunction with Multimedia Games, Inc. (the “Company,” “we,” “us,” or “our”) consolidated financial statements and footnotes contained within the Company’s Annual Report on Form 10-K for the year ended September 30, 2009.

The unaudited financial statements included herein as of December 31, 2009, and for each of the three month periods ended December 31, 2009 and 2008, have been prepared by the Company pursuant to accounting principles generally accepted in the United States, and the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the three month period ended December 31, 2009 are not necessarily indicative of the results which will be realized for the year ending September 30, 2010. References to specific U.S. GAAP within this report cite topics within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). We have evaluated all subsequent events through February 9, 2010, the date that the financial statements were issued.  The condensed consolidated balance sheet as of September 30, 2009 was derived from the audited consolidated financial statements at that date.

Operations – The Company is a supplier of interactive systems, server-based gaming systems, interactive electronic games, player terminals, stand-alone player terminals, video lottery terminals, electronic scratch ticket systems, electronic instant lottery systems, player tracking systems, casino cash management systems, slot accounting systems, slot management systems, unified currencies and electronic and paper bingo systems for Native American tribes, racetrack casino, casino, charity and commercial bingo, sweepstakes, lottery and video lottery markets and the Company provides support and services and operations support for its customers and products. The Company designs and develops networks, software and content that provide its customers with, among other things, comprehensive gaming systems, some of which are delivered through a telecommunications network that links its player terminals with one another, both within and among gaming facilities. The Company’s ongoing development and marketing efforts focus on Class II and Class III gaming systems and products for use by Native American tribes; video lottery terminals, video lottery systems, stand-alone player terminals, electronic instant scratch systems and other products for domestic and international lotteries; products for domestic and international charity and commercial bingo markets; and promotional, sweepstakes and amusement with prize systems. The Company’s gaming systems are typically provided to customers under revenue-sharing arrangements, except for video lottery terminals in the Class III market in Washington State, which are typically sold for an up-front purchase price. The Company has undertaken a concerted effort to generate additional revenue through the sale of Class II and Class III gaming systems and products. The Company offers content for its gaming systems that has been designed and developed by the Company, as well as game themes the Company has licensed from others. The Company currently operates in one business segment.

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

Reclassification – Reclassifications were made to the prior-period financial statements to conform to the current period presentation.  Specifically, the depiction of revenue on the condensed consolidated statement of operations was changed to more closely reflect the manner in which Company management analyzes the performance of the business.  These reclassifications did not have an impact on the Company’s previously reported results of operations or earnings(loss) per share amounts.  Additionally, these reclassifications did not impact compliance with any applicable debt covenants in the Company’s credit agreement.

Revenue Recognition – In accordance with the provision of ASC Topic 605, “Revenue Recognition”, the Company recognizes revenue when all of the following have been satisfied:

▪	Persuasive evidence of an arrangement exists;
▪	Delivery has occurred;
▪	Price to the buyer is fixed or determinable; and
▪	Collectibility is probable.

Revenue – The Company derives revenue from the following sources:

▪	Gaming Operations	–
Participation revenue generated from the Company’s games placed under the Oklahoma Compact, Native American Class II products, charity bingo and other bingo products, lottery systems and Class III back office systems

▪	Gaming equipment and systems sales	–	Direct sales of player terminals, licenses and back office systems
▪	Other	–	Maintenance and service arrangements and other

The majority of the Company’s gaming revenue is generated under lease participation arrangements when the Company provides its customers with player terminals, player terminal-content licenses and back-office equipment, collectively referred to as gaming equipment. Under these arrangements, the Company retains ownership of the gaming equipment installed at customer facilities, and the Company receives revenue based on a percentage of the net win per day generated by the gaming equipment. Revenue from lease participation arrangements are considered both realizable and earned at the end of each gaming day.

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

Gaming Equipment and System Sales – The Company sells gaming equipment and gaming systems under independent sales contracts through normal credit terms or may grant extended credit terms under contracts secured by the related equipment, with interest recognized at market rates.

For sales arrangements with multiple deliverables, the Company applies the guidance from ASC Topic 985, “Software” and ASC Topic 605, “Revenue Recognition.”  Deliverables are divided into separate units of accounting if: (i) each item has value to the customer on a stand-alone basis; (ii) there is objective and reliable evidence of the fair value of the undelivered items; and (iii) delivery of the undelivered item is considered probable and substantially in the Company’s control.

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

Costs and Billings on Uncompleted Contract – During fiscal 2009, the Company entered into a fixed-price contract with a customer, pursuant to which it will deliver an electronic bingo system. Revenues from this fixed-price contract will be recognized on the completed-contract method in accordance with ASC Subtopic 605-35, “Construction-Type and Production-Type Contracts.”  In the event that the Company expected a loss on a contract accounted for under Subtopic 605-35, the Company would record the entire estimated loss in the quarter in which it was determined that a loss was expected. At December 31, 2009, no loss provision related to this contract has been recorded.

Contract costs include all direct material and labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies and tools. General and administrative costs are charged to expense as incurred.

Costs in excess of amounts billed are classified as current assets under “Deferred contract costs, net.”

At December 31, 2009 and September 30, 2009, the following amounts were recorded in the Company’s condensed consolidated balance sheet:

	December 31, 2009	September 30, 2009
	(in thousands)
Costs incurred on uncompleted contracts	$4,235	$3,697
Billings on uncompleted contracts	(3,656)	(1,871)
Deferred contract costs, net	$579	$1,826

Cash and Cash Equivalents – The Company considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Restricted Cash and Long-Term Investments – Restricted cash and long-term investments at December 31, 2009 and September 30, 2009, amounted to $772,000 and $804,000, respectively, representing the fair value of investments held by the Company’s prize fulfillment firm related to outstanding MegaBingo® jackpot prizes.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts related to its accounts receivable and notes receivable that have been deemed to have a high risk of uncollectibility. Management reviews its accounts receivable and notes receivable on a quarterly basis to determine if any receivables will potentially be uncollectible. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and creditworthiness when evaluating the adequacy of its allowance for doubtful accounts. In its overall allowance for doubtful accounts, the Company includes any receivable balances where uncertainty exists as to whether the account balance has become uncollectible. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs might exceed the recorded allowance.

Inventory – The Company’s inventory consists primarily of completed player terminals, related component parts and back-office computer equipment expected to be sold over the next twelve months. Inventories are stated at average costs, which approximate the lower of cost (first in, first out) or market.

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

Other Assets – Other assets consisted primarily of a receivable from the Mexican government related to value added taxes (VAT) paid in connection with the deployment of assets in the Mexican market.  The balance of the VAT receivable was $7.9 million and $7.5 million as of December 31, 2009 and September 30, 2009, respectively. At this time management expects to fully collect any and all outstanding balances; however, the ultimate collectability is uncertain.

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

Other Long-Term Liabilities – Other long-term liabilities at December 31, 2009 include investments held at fair value by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities.  These annuities were $772,000 and $800,000 as of December 31, 2009 and September 30, 2009, respectively.

Fair Value of Financial Instruments – The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts and notes receivable, accounts payable, and accrued expenses payable and other liabilities, approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amount for our credit facility approximates fair value due to the fact that the underlying instrument includes provisions to adjust interest rates to approximate fair value.

Segment and Related Information – Although the Company has a number of operating divisions the company reports as one segment, as these divisions meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting.”

Costs of Computer Software – Software development costs have been accounted for in accordance with ASC Topic 985, “Software.”  Under ASC Topic 985, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized software development costs of approximately $686,000 and $640,000 during the three month periods ended December 31, 2009 and December 31, 2008, respectively. Software development costs primarily consist of personnel costs. The Company began to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, not to exceed five years. Amortization of software development costs is included in amortization and depreciation in the accompanying condensed consolidated statements of operations.

Income Taxes – The Company accounts for income taxes using the asset and liability method and applies the provisions of ASC Topic 740, “Income Taxes”. Under ASC Topic 740, deferred tax liabilities or assets arise from differences between the tax basis of liabilities or assets and their bases for financial reporting, and are subject to tests of recoverability in the case of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets to the extent realization is not judged to be more likely than not.  Additionally, in accordance with ASC Topic 740, we are required to determine whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position in order to record any financial statement benefit. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Treasury Stock – The Company utilizes the cost method for accounting for its treasury stock acquisitions and dispositions.

Share-Based Compensation – The Company accounts for share-based compensation under the provisions of ASC Topic 718, “Compensation – Stock Compensation.” Among other items, ASC Topic 718 requires the Company to recognize in the financial statements, the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. To measure the fair value of stock options granted to employees, the Company currently utilizes the Black-Scholes-Merton option-pricing model. The Company applied the “modified prospective” method, under which compensation cost is recognized in the financial statements beginning with the adoption date for all share-based payments granted after that date, and for all unvested awards granted prior to the adoption date.  Expense is recognized over the required service period, which is generally the vesting period of the options.

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

There were 240,400 option grants issued to employees during the three months ended December 31, 2009 at an average fair value per share price of $5.27. Total pretax share-based compensation for the three month periods ended December 31, 2009 and 2008 were $625,000 and $654,000, respectively.  The Company did not recognize an income tax benefit for stock-based compensation arrangements in the three months ended December 31, 2009.  The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $143,000 for the three month periods ended December 31, 2008. As of December 31, 2009, $6.0 million of unamortized stock compensation expense remained, which will be recognized over the vesting periods of the various option grants.

Foreign Currency Translation. The Company accounts for currency translation in accordance with ASC Topic 830. “Foreign Currency Matters.”  Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss) a component of shareholder equity, in accordance with ASC Topic 220, “Comprehensive Income.” Transactional currency gains and losses arising from transactions in currencies other than the Company’s local functional currency are included in the condensed consolidated statement of operations in accordance with ASC Topic 830.

Comprehensive Income(Loss). Comprehensive loss consists of the following:

	Three months ended December 31,
	2009	2008
	(in thousands)
Net loss	$(4,129)	$(5,924)
Foreign currency translation adjustment	435	(1,918)

Comprehensive loss	$(3,694)	$(7,842)

Recent Accounting Pronouncements Issued. In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles.” FASB Accounting Standards Codification (ASC) has become the source of authoritative generally accepted accounting principles GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this statement, the codification will supersede all then-existing non-SEC accounting and reporting standards; and all non-grandfathered, non-SEC accounting literature not included in the codification will be superseded and deemed non-authoritative.  The new codification standards have been adopted by the Company in its annual report on Form 10-K as of September 30, 2009.  Reference to the new ASC topic, subtopic, or section has been provided in place of historical accounting literature. The adoption of codification standards did not impact our consolidated financial position, results of operation or cash flows.

In October 2009, FASB issued ASU No. 2009-13, “Revenue Recognition(Topic 605), Multiple-Deliverable Revenue Arrangements” and ASU No. 2009-14, “Software(Topic 985), Certain Revenue Arrangements that Include Software Elements,” both consensus of the FASB Emerging Issues Task Force.  ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities; specifically, how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  ASU No. 2009-14 affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole and clarifying what guidance should be used in allocating and measuring revenue.  Upon adoption of these standards, a company can recognize revenue on delivered elements within a multiple elements arrangement based upon estimated selling prices, which is a departure from previous guidance. These standards are required to be implemented by October 1, 2010, but we are currently evaluating the impact of implementation, as early adoption is permitted.

In May 2009, the FASB issued ASC Topic 855, “Subsequent Events”, which establishes the accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. Consistent with ASC Topic 855 requirements for public entities, we evaluate subsequent events through the date the financial statements are issued.  ASC Topic 855 should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure, in its financial statements.  ASC Topic 855 was adopted by the Company as of June 30, 2009.  The adoption of ASC Topic 855 did not impact our consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued ASC Topic 815, “Derivatives and Hedging.” ASC Topic 815 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted, and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. ASC Topic 815 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, though earlier application is encouraged. Accordingly, the Company adopted ASC Topic 815 effective October 1, 2009. The adoption of ASC Topic 815 did not have a significant impact on the Company due to the immaterial nature of our derivative and hedging activities.

Effective October 1, 2008, the Company adopted ASC Topic 820, “Fair Value Measurements and Disclosures”, for its financial assets and financial liabilities.  ASC Topic 820 permitted a one-year deferral of its application for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The full adoption of ASC Topic 820, as of October 1, 2009, as it pertains to both financial and nonfinancial assets and liabilities did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued ASC Topic 805, “Business Combinations.”  ASC Topic 805 changes the accounting for business combinations including the measurement of acquirer shares issued in consideration for a business combination, the recognition of contingent consideration, the accounting for preacquisition gain and loss contingencies, the recognition of capitalized in-process research and development, the accounting for acquisition-related restructuring cost accruals, the treatment of acquisition related transaction costs and the recognition of changes in the acquirer’s income tax valuation allowance. ASC Topic 805 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company is adopted ASC Topic 805 effective October 1, 2009, and the adoption did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued ASC Topic 810, “Consolidation.” ASC Topic 810 changes the accounting for non controlling (minority) interests in consolidated financial statements, including the requirement to classify non controlling interests as a component of consolidated stockholders’ equity, and the elimination of “minority interest” accounting in results of operations with earnings attributable to non controlling interests reported as part of consolidated earnings. Additionally, ASC Topic 810 revises the accounting for both increases and decreases in a parent’s controlling ownership interest. ASC Topic 810 is effective for fiscal years beginning after December 15, 2008, with early adoption prohibited. The Company adopted ASC Topic 810 effective October 1, 2009, and the adoption did not have a material impact on our financial position or results of operations.

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

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstances during the three month period ended December 31, 2009, which would require an impairment charge to the assets’ carrying value.

The following net amounts related to advances made under development agreements and were recorded in the following balance sheet captions:

	December 31, 2009	September 30, 2009
Included in:	(In thousands)
Notes receivable, net	$47,310	$50,288
Intangible assets – contract rights, net of accumulated amortization	26,248	28,175

3.      PROPERTY AND EQUIPMENT AND LEASED GAMING EQUIPMENT

The Company’s property and equipment and leased gaming equipment consisted of the following:

	December 31, 2009	September 30, 2009	Estimated Useful Lives
	(In thousands)
Gaming equipment and third-party gaming content licenses available for deployment (1)	$5,474	$6,449
Deployed gaming equipment	98,791	99,522	3-5 years
Deployed third-party gaming content licenses	41,584	39,512	1.5-3 years
Native American tribal gaming facilities and portable buildings	3,563	3,563	5-7 years
Third-party software costs	7,720	7,720	3-5 years
Vehicles	3,064	3,065	3-10 years
Other	3,089	2,991	3-7 years
Total property and equipment	163,285	162,822
Less accumulated depreciation and amortization	(131,392)	(127,774)
Total property and equipment, net	$31,893	$35,048
Leased gaming equipment	$145,928	$156,474	3 years
Less accumulated depreciation	(111,010)	(122,472)
Total leased gaming equipment, net	$34,918	$34,002

(1)Gaming equipment and third-party gaming content licenses begin depreciating when they are placed in service.

In accordance with ASC Topic 360, “Property, Plant, and Equipment,” the Company (i) recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows; and (ii) measures an impairment loss as the difference between the carrying amount and fair value of the asset.

During the three month period ended December 31, 2009, in the ordinary course of business activities or upon reviewing the account balances, the Company disposed of or wrote off $249,000, of third-party gaming content licenses, Native American tribal gaming facilities and portable buildings, vehicles, deployed gaming equipment, or other equipment. In the same period ended December 31, 2008, the Company disposed of or wrote off $38,000.

Leased gaming equipment includes player terminals placed under participation arrangements that are either at customer facilities or in the rental pool.

4.      INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following:

	December 31, 2009	September 30, 2009	Estimated Useful Lives
	(In thousands)
Contract rights	$46,133	$46,319	5-7 years
Internally-developed gaming software	28,903	28,388	1-5 years
Patents and trademarks	8,273	8,226	1-5 years
Other	961	961	3-5 years
Total intangible assets	84,270	83,894
Less accumulated amortization – all other	(53,056)	(50,533)
Total intangible assets, net	$31,214	$33,361

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements or placement fees. The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the accompanying condensed consolidated statements of operations.

Internally developed gaming software is accounted for under the provisions of ASC Topic 985 “Software” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally-developed games over a twelve month period, gaming engines over an eighteen month period, gaming systems over a three-year period and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the three month periods ended December 31, 2009 and 2008, amortization expense related to internally-developed gaming software was $550,000 and $1.1 million, respectively. During the three month period ended December 31, 2009, the Company wrote off $171,000, related to internally-developed gaming software and patents and trademarks, compared to write-offs of $35,000 in the same period ended December 31, 2008.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

5.      NOTES RECEIVABLE

The Company’s notes receivable consisted of the following:

	December 31, 2009	September 30, 2009
	(In thousands)
Notes receivable from development agreements	$53,488	$57,558
Less imputed interest discount reclassed to contract rights	(6,178)	(7,270)
Notes receivable from equipment sales and other	4,418	5,616
Notes receivable, net	51,728	55,904
Less current portion	(16,429)	(15,780)
Notes receivable – non-current	$35,299	$40,124

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.

Notes receivable from equipment sales consisted of financial instruments issued by customers for the purchase of player terminals and licenses, and bore interest at 5.75% as of December 31, 2009. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the note receivable outstanding.

6.      CREDIT FACILITY, LONG-TERM DEBT AND CAPITAL LEASES

The Company’s Credit Facility, long-term debt and capital leases consisted of the following:

	December 31, 2009	September 30, 2009
	(In thousands)
Long-term revolving lines of credit	$10,000	$15,000
Term loan facility	$59,813	$60,748
Less current portion	(1,325)	(2,073)
Long-term debt, less current portion	$58,488	$58,675

Total indebtedness under Credit Facility	$69,813	$75,748

Credit Facility. On April 27, 2007, the Company entered into a $150 million Credit Facility which replaced its previous credit facility in its entirety. On October 26, 2007, the Company amended the Credit Facility, and transferred a portion of the revolving credit commitment to a fully funded term loan. The term loan is amortized at an annual amount of 1% per year, payable in equal quarterly installments beginning January 1, 2008, with the remaining amount due on the maturity date. The Company entered into a second amendment to the Credit Facility on December 20, 2007. The second amendment (i) extended the hedging arrangement date related to a portion of the term loan to June 1, 2008; and (ii) modified the interest rate margin applicable to the Credit Facility.

The Credit Facility provides the Company with the ability to finance development agreements and acquisitions and working capital for general corporate purposes. Advances under the revolving credit commitment and the term loan mature on April 27, 2012, and bear interest at the Eurodollar rate plus the applicable spread, tied to various levels of interest pricing determined by total debt to EBITDA (EBITDA is defined as earnings before interest, taxes, amortization, depreciation and accretion of contract rights).

On July 22, 2009, the Company entered into a third amendment to the Credit Facility.  Under the terms of the amended credit agreement, the calculation of consolidated Adjusted EBITDA (EBITDA, plus certain add-backs as agreed upon by the lenders) for the purposes of evaluating compliance with the specified covenants will now reflect the add-back of several items including: (i) legal costs and settlement fees incurred in the trailing four-quarter period related to litigation with Diamond Game Enterprises, Inc., or Diamond Game, which was settled on May 1, 2009; (ii) all non-cash stock-based compensation expenses; and, (iii) up to $10 million, in aggregate, of additional non-cash asset impairment charges that we may incur in future periods. In conjunction with the third amendment, the Company reduced the total borrowing capacity of the credit facility to $125 million, $65 million under the revolving credit commitment and $60 million under the term loan, from the previous total borrowing capacity of $150 million and agreed to a LIBOR floor of 2%. As of December 31, 2009 the $10 million drawn under the revolving credit commitment bore interest at 5.75% and the $59.8 million on the term loan bore interest at 6.5%.

The Credit Facility is collateralized by substantially all of the Company’s assets, and also contains financial covenants as defined in the agreement. These covenants include (i) a minimum fixed-charge coverage-ratio of not less than 1.50 : 1.00; (ii) a maximum total debt to Adjusted EBITDA ratio of not more than 1.75 : 1.00; and (iii) a minimum trailing twelve-month Adjusted EBITDA of not less than $60.0 million. As of December 31, 2009, the Company is in compliance with the loan covenants. The Credit Facility requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in its businesses). As of December 31, 2009, the Company had availability under the Credit Facility of $55.0 million, subject to covenant restrictions.

The Credit Facility also required that the Company enter into hedging arrangements covering at least $50 million of the term loan for a three-year period by June 1, 2008; therefore, on May 29, 2008, we purchased, for $390,000, an interest rate cap (5% cap rate) covering $50 million of the term loan. We account for this hedge in accordance with ASC Topic 815, “Derivatives and Hedging” which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet, at their respective fair values. We record, on a mark- to-market basis, changes to the fair value of the interest rate cap on a quarterly basis. These changes in fair value are recorded in interest expense in the condensed consolidated statement of operations.

7.      EARNINGS (LOSS) PER COMMON SHARE

Loss per common share is computed in accordance with ASC Topic 260, “Earnings Per Share.” Presented below is a reconciliation of net loss available to common stockholders and the differences between weighted average common shares outstanding, which are used in computing basic loss per share, and weighted average common and potential shares outstanding, which are used in computing diluted loss per share.  Diluted amounts are not included in the computation of diluted loss per share, as such amounts would be antidilutive during the three month periods ended December 31, 2009 and 2008.

	Three months ended December 31,
	2009	2008
Loss available to common stockholders (in thousands)	$(4,129)	$(5,924)
Weighted average common shares outstanding	27,242,412	26,623,573
Effect of dilutive securities:
Options	-	-
Weighted average common and potential shares outstanding	27,242,412	26,623,573
Basic loss per share	$(0.15)	$(0.22)
Diluted loss per share	$(0.15)	$(0.22)

The Company had the following options to purchase shares of common stock that were not included in the weighted average common and potential shares outstanding in the computation of dilutive earnings per share, due to the antidilutive effects:

	Three months ended December 31,
	2009	2008
Common Stock Options	6,837,149	6,779,693
Range of exercise price	$1.00-18.71	$1.00–21.53

In the three month periods ended December 31, 2009 and 2008, options to purchase approximately 4.6 million and 5.9 million shares of common stock, with exercise prices ranging from $4.18 to $18.71 per share and $2.33 to $21.53 per share, respectively, were not included in the computation of dilutive earnings per share, due to the antidilutive effect, and approximately 2.3 million and 472,000 equivalent shares were not included, due to the loss generated in the respective periods.

8.      COMMITMENTS AND CONTINGENCIES

Litigation and Regulatory Proceedings

The Company is subject to the possibility of loss contingencies arising in its business and such contingencies are accounted for in accordance with ASC Topic 450, “Contingencies.” In determining loss contingencies, the Company considers the possibility of a loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that a liability has been incurred and when the amount of loss can be reasonably estimated.

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

The Company is a party to various material legal proceedings, which are described in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2009 under the caption “Item 3. Legal Proceeding.” Except as discussed below, during the three month period covered by this Quarterly Report on Form 10-Q, the Company has not been named in any new material legal proceeding, and there have been no material developments in the previously reported legal proceedings.

Governmental Regulation.   Existing federal and state regulations may impose civil and criminal sanctions for various activities prohibited in connection with gaming operations, including but not limited to: (i) false statements on applications; (ii) failure or refusal to obtain required licenses; and / or (iii) the placement of gaming devices, terminals, player stations, and / or units.

The Company may become subject to litigation related to its charity bingo business in Alabama.  On November 13, 2009, the Supreme Court of Alabama, in a 6-3 decision, reversed and remanded a trial court’s preliminary injunction in favor of a charity operating bingo in the Town of White Hall, Lowndes County, Alabama, referred to herein as the White Hall decision.  The appeal arose out of a raid conducted by the Governor’s Task Force on Illegal Gambling on March 19, 2009.  The Governor’s Task Force on Illegal Gambling seized server-based bingo gaming systems, computers, servers, and cash.  Included with the equipment seized were approximately 34 of the Company’s games and certain of the Company’s charity bingo equipment located in Alabama.  The Governor’s Task Force on Illegal Gambling also filed a forfeiture action against all of the equipment seized at White Hall.  The forfeiture action remains pending in the trial court.  The charity that operates White Hall filed an application for rehearing with the Supreme Court of Alabama.   On January 29, 2010, the Supreme Court denied the application for rehearing.

In the White Hall decision, the Supreme Court of Alabama established a definition of “bingo” that included a set of standards that apply to the operation of charity bingo in Alabama.  We believe that our modified games comply with the standards established by the recent Alabama Supreme Court decision and have received certifications and/or formal written opinions from independent gaming laboratories verifying to us that each game, as modified, is compliant with the applicable Alabama standards.  Notwithstanding our initiatives to have our games comply with the specified standards, there can be no assurance that we will not encounter further legal, regulatory, financial, or competitive issues related to this matter as the Alabama Governor continues to take the position that even those games that purport to comply with the Alabama Supreme Court ruling are illegal.  We cannot be certain that operators, law enforcement officials or regulatory bodies in Alabama will decide that our games, as reintroduced to the Alabama market, are in compliance with the standard set forth by the Alabama Supreme Court or that a court will not later determine that the modified equipment does not comply with the standards set forth in the White Hall decision or other applicable laws.

Three of the four facilities in Alabama which have installed charitable bingo units provided by us, as well as other game manufacturers, have recently voluntarily ceased operations for a yet to be determined amount of time, following an unsuccessful attempt by the Governor’s Task Force on Illegal Gambling to raid certain of those facilities.  On January 29, 2010, the Governor’s Task Force attempted a raid on two of the facilities in Alabama where the Company has charitable bingo units installed.  The operator of one of the facilities obtained a temporary restraining order that stopped the raid on its facility.  The Governor’s Task Force promptly filed an emergency motion with the Alabama Supreme Court seeking to vacate the temporary restraining order.  On February 4, 2010, the Alabama Supreme Court issued a ruling that vacated the temporary restraining order.

Further, three recent lower court decisions by both State and federal trial courts ruled or implied that electronic bingo was illegal under the particular constitutional amendments for Madison, Walker and Jefferson counties as examined by those courts.   We do not have any equipment in these counties and were not directly affected by these rulings.

There may be other cases pending or threatened involving electronic bingo that might have an impact upon our operations in Alabama and it is possible that further proceedings will be initiated in the future.

9.      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through February 9, 2010, which is the date the financial statements were issued, and determined that no events, other than those disclosed within the footnotes hereto, have occurred subsequent to December 31, 2009 that warrant additional disclosure or accounting considerations.

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

Overview

Multimedia Games, Inc. designs, manufactures and supplies innovative standalone and networked gaming systems.  Our standalone player terminals, server-based systems, video lottery terminals, electronic scratch ticket systems, electronic instant lottery systems, back-office systems and bingo systems are used by Native American tribes and commercial casino operators as well as state lottery operators in North America, and our electronic bingo and lottery systems are deployed in certain international markets.  We have long been a leading provider of server-based gaming systems known as central determinant and downloadable systems.  These systems are used by our Native American gaming operator customers in both Class II and Class III, as defined below, settings, by our commercial casino customers, by operators of charity and commercial bingo gaming facilities, and by lottery jurisdictions for operation of their video lottery systems.

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

We derive the majority of our gaming revenues from participation, or revenue share, agreements.  Under our participation agreements, we place player terminals and systems, along with our proprietary and other licensed game content, at a customer’s facility in return for a share of the revenues that these terminals and systems generate.  As of December 31, 2009, we have 16,068 gaming units in operation domestically and internationally which are installed pursuant to revenue share arrangements.  To a lesser extent, we generate revenues from the sale of gaming units and systems though we are seeking to expand our for-sale revenues as we expand into additional gaming jurisdictions and into other segments of the gaming market.  We also generate revenues from our provision of the central determinant system for approximately 12,500 video lottery terminals installed at racetracks in the State of New York and operated by the New York State Division of the Lottery.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Below are our revenues and costs and expenses for the periods noted above.  This information should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.  (in thousands)

	December 31,
	2009	2008	% change
Revenue
Gaming Operations
Participation revenue	$20,717	$24,712	(16.2)%
Lottery	1,705	1,636	4.2%
Gaming Equipment and Systems Sales
Player terminal sales	2,565	1,689	51.9%
Systems and Licensing	685	77	789.6%
Other Revenue	593	462	28.3%
Total Revenue	26,265	28,576	(8.1)%
Costs and Expenses
Cost of revenues	2,110	1,847	14.2%
Selling, general and administrative	14,969	20,264	(26.1)%
Depreciation and amortization	13,554	14,865	(8.8)%

Other expense, net	(259)	(771)	(66.3)%

	At December 31,
	2009	2008	% change
End-of-period installed player terminal base:
Oklahoma	6,927	7,604	(8.9)%
Mexico	5,403	5,488	(1.5)%
Alabama(1)	2,509	2,379	5.5%
Other	1,229	1,767	(30.4)%
Total participation units	16,068	17,238	(6.8)%

(1)
See Note 8 of the Notes to Condensed Consolidated Financial Statements.  The facilities of the Company’s Alabama customers are currently closed and if the facilities of the Company’s Alabama customers continue to remain closed, the resulting decrease in our revenue and EBITDA for the 2010 fiscal year, as well as any potential write-down of assets currently dedicated to the Alabama market may adversely impact our financial results.

Total revenues for the three months ended December 31, 2009, were $26.3 million, compared to $28.6 million for the three months ended December31 2008, a $2.3 million or 8% decrease.

Gaming Operations – Participation revenue

▪
Oklahoma gaming revenues were $14.0 million in the three months ended December 31, 2009, compared to $16.8 million in the three months ended December 31, 2008, a decrease of $2.8 million or 17%. Oklahoma’s end of period unit count as of December 31, 2009 was 6,927 compared to 7,604 as of December 31, 2008, a 677 unit or 8.9% decrease.  This unit reduction was primarily caused by two casinos purchasing or returning 892 units from their floor; offset by 215 new units. This unit reduction resulted in a $1.4 million decrease in revenue in the current period compared to the same period last year. The balance of the decrease was caused by the change in revenue share arrangements between Class II games at 30% and Class III games 20% and construction work at our largest casino location during the three month period ended December 31, 2009.

▪
Revenues from the Mexico bingo market were $2.1 million in the three months ended December 31, 2009 and $2.4 million during the same period of 2008, a decrease of $314,000 or 13.1%. As of December 31, 2009, we had installed 5,403 player terminals at 27 bingo parlors in Mexico compared to 5,448 terminals installed at 25 bingo parlors at December 31, 2008. The reduction in the number of units is directly related to our strategy of assisting our customers in effectively managing their floor space and the reduction in the win per unit in Mexico is caused by an increased supply into the major Mexican markets and can also be attributable to a national smoking policy change that affected traffic into our customers’ locations during the quarter.

▪
Alabama gaming revenues decreased $465,000, or 19%, to $2.0 million for the three months ended December 31, 2009, compared to $2.5 million for the three months ended December 31, 2008. The end of period unit count as of December 31, 2009 was 2,509 compared to 2,379 as of December 31, 2008. Unit levels are up due to a new facility opening during the quarter ended December 31, 2009; however revenue from this new facility was not generated for the entire quarter.  The overall decrease in revenue in Alabama can be attributed to the temporary down time on our units due to our efforts to  modify our games in this market in order to voluntarily comply with the applicable Alabama standards, as determined by the Alabama Supreme Court, as well as lower traffic volumes in our customers’ locations during the current period. Notwithstanding our initiatives to have our games comply with the specified standards, there can be no assurance that we will not encounter further legal, regulatory, financial, or competitive issues related to this matter as the Alabama Governor continues to take the position that even those games that purport to comply with the Alabama Supreme Court ruling are illegal.  See Note 8 of the Notes to Condensed Consolidated Financial Statements.

▪
Other gaming operations revenue relates to participation revenue from other states, including Washington, Wisconsin, Texas, New York, Minnesota, California and Rhode Island.  Gaming revenue from these states combined was $2.6 million in the three months ended December 31, 2009 compared to $3.0 million during the same period of 2008.  The end of period unit count for these states decreased to 1,229 as of December 31, 2009 from 1,767 as of December 31, 2008.  In addition, other gaming operations revenue includes back office fees for system installations of $934,000 and $774,000 for the three months ended December 31, 2009 and 2008, respectively.

Gaming Operations – Lottery

▪
Revenues from the New York Lottery system increased $69,000, or 4.2%, to $1.7 million in the three months ended December 31, 2009, from $1.6 million in the three months ended December 31, 2008. Currently, eight of the nine planned racetrack casinos are operating, with approximately 12,500 total terminals.  The increase is attributable to increased activity within the New York Lottery system.

Gaming Equipment and System Sales –Player Terminal and Equipment Sales

▪
Player terminal and equipment sales were $2.6 million for the three months ended December 31, 2009, and $1.7 million for the three months ended December 31, 2008, an increase of $876,000 or 51.9%. Player terminal sales for the three months ended December 31, 2009 were $1.7 million on sales of 132 new proprietary units, compared to $1.7 million on sales of third party units for the three month period ended December 31, 2008.  Gaming equipment sales were $311,000 and $1,000 for the three month periods ended December 31, 2009 and 2008, respectively.  Generally, gaming equipment sales include ancillary equipment necessary for the full functionality of the player terminals in a casino; however, in three months ended December 31, 2009 gaming equipment sales also included $203,000 of used equipment sales.  Player terminal and equipment sales also include $553,000 related to deferred revenue recognized during the three months period ended December 31, 2009 due to contract amendments or final execution of deliverables.

Gaming Equipment and System Sales – Systems and Licensing

▪
Systems and licensing sales revenue was $685,000 for the three months ended December 31, 2009, and $77,000 for the three months ended December 31, 2008. Systems and licensing revenue for the three months ended December 31, 2009 relates to $326,000 of licenses associated with the player terminal sales during the period, $183,000 of systems and game themes sold in prior periods being recognized from deferred revenue during the period and $176,000 of license revenue from game conversions.

Cost of Revenues

▪
Total cost of revenues, which includes cost of gaming equipment and system sales and royalty fees, increased $263,000, to $2.1 million in the three months ended December 31, 2009, from $1.8 million in the three months ended December 31, 2008. Costs of sales related to player terminal sales was $1.1 million and $1.4 million for the three months periods ended December 31, 2009 and 2008, respectively, and royalty fees were $459,000 and $396,000 for the same periods.  Cost of sales for the three months ended December 31, 2009 also includes $329,000 of costs from deferred revenue related to prior period shipments recognized during the period and $226,000 related to the sale of gaming equipment during the period.

Selling, General and Administrative Expenses

▪
Selling, general and administrative expenses, or SG&A, decreased approximately $5.3 million, or 26.1%, to $15 million for the three months ended December 31, 2009, from $20.3 million in the same period of 2008. This decrease was primarily a result of (i) a decrease in legal fees and settlement costs of $3.9 million, primarily due the settlement of litigation during Fiscal 2009 (ii) a decrease in repairs & maintenance of $894,000 (iii) a decrease in salaries and wages and the related employee benefits of $483,000 and (iv) a decrease in contract labor.  These decreases were partially offset by the accrual of an annual incentive of $500,000 during the three month period ended December 31, 2009 as compared to no amounts accrued during the three month period ended December 31, 2008.

Amortization and Depreciation

▪
Amortization expense decreased $607,000, or 44%, to $781,000 for the three months ended December 31, 2009, compared to $1.4 million for the same period of 2008.  Depreciation expense decreased $704,000, or 5%, to $12.8 million for the three months ended December 31, 2009 from $13.5 million for the three month period ended December 31, 2008, primarily as a result of a reduction in capital expenditures and assets becoming fully depreciated.

Other Income and Expense

▪
Interest income decreased $241,000, or 19%, to $1 million for the three months ended December 31, 2009, from $1.3 million in the same period of 2008. We entered into development agreements with a customer under which approximately $50.8 million has been advanced and is outstanding at December 31, 2009, and for which we impute interest on these interest-free loans. For the three months ended December 31, 2009, we recorded imputed interest of $906,000 relating to development agreements with an imputed interest rate range of 5.75% to 9.0%, compared to $1.2 million for the same period in 2008.  In addition, interest income of $143,000 was accrued during the three month period ended December 31, 2009 on interest bearing notes.

▪	Interest expense decreased $827,000, or 39%, to $1.3 million for the three months ended December 31, 2009, from $2.1 million in the same period of 2008.
▪
We had no other income for the three months ended December 31, 2009, compared to $74,000 in the same period of 2008. Other income primarily decreased due to the last distribution from a partnership interest.

Income tax increased by $2.7 million to a benefit of $498,000 for the three months ended December 31, 2009, from an income tax benefit of $3.2 million for the three month period ended December 31, 2008. These figures represent effective income tax rates of 10.8% and 35.4% for the three months ended December 31, 2009 and 2008, respectively. During the three month period ended December 31, 2009, our tax provision is based on actual operating results before taxes, due to the application of a valuation allowance against gross deferred tax assets, and the resulting sensitivity of the estimated annual effective tax rate to changes in the Company’s estimated annual operating results.

RECENT ACCOUNTING PRONOUNCEMENTS

We monitor new, generally accepted accounting principles and disclosure reporting requirements issued by the Securities and Exchange Commission, or SEC, and other standard setting agencies. Recently issued accounting standards affecting our financial results are described in Note 1 of our unaudited condensed consolidated financial statements.

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

Revenue Recognition. As further discussed in the discussion of our Revenue Recognition policy in Note 1 of our condensed consolidated financial statements, revenue from the sale of software is accounted for under ASC Topic 985, “Software”. If Vendor-Specific Objective Evidence, or VSOE, of fair value does not exist, the revenue is deferred until such time that all elements have been delivered or services have been performed. If any element is determined to be essential to the function of the other, revenues are generally recognized over the term of the services that are rendered. In those limited situations where VSOE does not exist for any undelivered elements of a multiple element arrangement, then the aggregate value of the arrangement, including the value of products and services delivered or performed, is initially deferred until all hardware and software is delivered, and then is recognized ratably over the period of the last deliverable, generally the service period of the contract. Depending upon the elements and the terms of the arrangement, we recognize certain revenues under the residual method. Under the residual method, revenue is recognized when VSOE of fair value exists for all of the undelivered elements in the arrangement, but does not exist for one or more of the delivered elements in the arrangement. Under the residual method, we defer the fair value of undelivered elements, and the remainder of the arrangement fee is then allocated to the delivered elements and is recognized as revenue, assuming the other revenue recognition criteria are met.

Assumptions/Approach Used: The determination whether all elements of sale have VSOE is a subjective measure, where we have made determinations about our ability to price certain aspects of transactions.

Effect if Different Assumptions Used: When we have determined that VSOE does not exist for any undelivered elements of an arrangement, then the aggregate value of the arrangement, including the value of products and services delivered or performed, is initially deferred until all hardware and software is delivered, and then is recognized ratably over the period of the last deliverable, generally the service period of the contract. The deferral of revenue under arrangements where we have determined that VSOE does not exist has resulted in $5.8 million being recorded as deferred revenue at December 31, 2009. If we had made alternative assessments as to the existence of VSOE in these arrangements, some or all of these amounts could have been recognized as revenue prior to December 31, 2009.

Share-Based Compensation Expense. We recognize compensation expense for all share-based payments granted after October 1, 2005 and prior to but not yet vested as of October 1, 2005, in accordance with ASC Topic 718, “Compensation-Stock Compensation” and ASC Subtopic 505-50, “Equity-Based Payments to Non-Employees”. Under the fair value recognition provisions of ASC Topic 718 and Subtopic 505-50, we recognize share-based compensation net of an estimated forfeiture rate, and only recognize compensation cost for those shares expected to vest on a straight-line basis over the service period of the award.

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

Effect if different assumptions used for Critical Assumption #1: While we believe that the useful lives that have been determined for our fixed assets are reasonable, different assumptions could materially affect the carrying value of the assets, as well as the depreciation expense recorded in each respective period related to those assets. During the three month period ended December 31, 2009, a significant portion of the $13.6 million of depreciation and amortization expense related to assets in the rental pool. If the depreciable life of assets in our rental pool were changed from three years to another period of time, we could incur a materially different amount of depreciation expense during the period.

Assumptions/Approach used for Critical Assumption #2: Recoverability of assets to be held and used is measured through considerations of the future undiscounted cash flows expected to be generated by the assets as a group, as opposed to analysis by individual asset.  We also reviewed the future undiscounted cash flows of assets in place at specific locations for further analysis. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. The carrying value of the asset is determined based upon management’s assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight-line basis.

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

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Critical Assumption #2). For the three month period ended December 31, 2009, there was no impairment to the assets’ carrying values.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts related to our accounts receivable and notes receivable that have been deemed to have a high risk of uncollectibility. Management reviews its accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and creditworthiness when evaluating the adequacy of its allowance for doubtful accounts. In our overall allowance for doubtful accounts, we include any receivable balances where uncertainty exists as to whether the account balance has become uncollectible. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs may vary from the recorded allowance.

Income Taxes. In accordance with ASC Topic 740, “Income Taxes”, we have recorded a deferred tax assets and liabilities to account for the expected future tax benefits and consequences of events that have been recognized in our financial statements and our tax returns. There are several items that result in deferred tax asset and liability impact to the balance sheet. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, it is reduced by a valuation allowance to remove the benefit of recovering those deferred tax assets from our financial statements. Additionally, in accordance with ASC Topic 740, as of December 31, 2009 we have recorded a liability of $334,000 associated with uncertain tax positions. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are required to determine whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position in order to record any financial statement benefit. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Assumptions/Approach Used: Numerous judgments and assumptions are inherent in the determination of future taxable income and tax return filing positions that we take, including factors such as future operating conditions.

Effect if Different Assumptions Used: Management, along with consultation from an independent public accounting firm used in tax consultation, continually evaluate complicated tax law requirements and their effect on our current and future tax liability and our tax filing positions. Despite our attempt to make an accurate estimate, the ultimate utilization of our gross deferred tax assets of $29.1 million, primarily associated with the tax basis of our leased gaming equipment and property and equipment is largely dependent upon our ability to generate taxable income in the future or carryback losses to prior years with taxable income. Our liability for uncertain tax positions is dependent upon our judgment on the amount of financial statement benefit that an uncertain tax position will realize upon ultimate settlement and on the probabilities of the outcomes that could be realized upon ultimate settlement of an uncertain tax position using the facts, circumstances and information available at the reporting date to establish the appropriate amount of financial statement benefit. To the extent that a valuation allowance or uncertain tax position is established or increased or decreased during a period, we may be required to include an expense or benefit within income tax expense in the income statement.  As of December 31, 2009, we have recorded a valuation allowance on a substantial portion of our deferred tax assets in the amount of $25.0 million.  This reserve was calculated based on our ability to carryback losses to the prior periods and uncertainty as to our ability to recover the full extent of these tax differences in future periods.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had $14.9 million in unrestricted cash and cash equivalents, compared to $12.5 million as of September 30, 2009. Our working capital as of December 31, 2009, was $28.2 million, compared to a working capital of $28.1 million at September 30, 2009. The increase in working capital was primarily the result of collections on accounts receivable of $3.4 million, offset by a decrease in accounts payable of $3.5 million. During the three months ended December 31, 2009, we used $10.1 million for capital expenditures of property and equipment, and we collected $4.1 million on development agreements. In addition, we had $55.0 million available under the Credit Facility, subject to covenant restrictions.

As of December 31, 2009, our total contractual cash obligations were as follows (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	Total
Revolving Credit Facility(1)	$—	$10,000	$—	$10,000
Credit Facility Term Loan(2)	1,325	58,488	—	59,813
Operating leases(3)	1,754	198	72	2,024
Purchase commitments(4)	13,803	4,247	—	18,050
Total	$16,882	$72,933	$72	$89,887

(1)	Relating to the revolving credit commitment under the Credit Facility, bearing interest at the Eurodollar rate plus the applicable spread (5.75% as of December 31, 2009).
(2)	Consists of amounts borrowed under the term loan to our Credit Facility at the Eurodollar rate plus the applicable spread (6.5% as of December 31, 2009).
(3)	Consists of operating leases for our facilities and office equipment.
(4)	Consists of commitments to order third-party gaming content licenses and for the purchase of player terminals.

During the three months ended December 31, 2009, we generated $15.1 million in cash from our operations, compared to $13.3 million during the same period of 2008. This $1.8 million increase in cash generated from operations over the prior period was primarily due to collections on accounts receivable, reductions in inventories and prepaids; offset by a decrease in accounts payable.

Cash used in investing activities decreased to $6.7 million in the three months ended December 31, 2009, from $24.1 million in the three month period ended December 31, 2008. The decrease was primarily the result of a decrease in capital expenditures of $15.0 million and an increase in repayments under development agreements of $2.3 million. During the three months ended December 31, 2009, additions to property and equipment consisted of the following:

Capital Expenditures
(In thousands)
Gaming equipment	$7,348
Third-party gaming content licenses	2,560
Other	158
Total	$10,066

Cash used in financing activities decreased to a $5.8 million usage in the three months ended December 31, 2009, from $7.2 million provided by financing activities in the same period of 2008. The decrease was primarily the result of increased cash collections on accounts and notes receivable allowing us to paydown the Credit Facility by $6.0 million during the current period.

Our capital expenditures for the next 12 months will depend upon the number of new player terminals that we are able to place into service at new or existing facilities and the actual number of repairs and equipment upgrades to the player terminals that are currently in the field. As a result of the earnings potential of compact games in the Oklahoma market, it is our strategy to either place compact games or to convert our Oklahoma Class II games to the compact games. As part of our strategy, we will offer compact games developed by us, as well as games from two other gaming suppliers. As a result, we have entered into purchase commitments for future purchases of player stations and licenses totaling $18.1 million.

Credit Facility

See discussion of the Credit Facility and the credit agreement in Note 6 – Credit Facility, Long-Term Debt and Capital Leases.

The Credit Facility provides us with the ability to finance development agreements and acquisitions and working capital for general corporate purposes. Advances under the revolving credit commitment and the term loan mature on April 27, 2012, and bear interest at the Eurodollar rate plus the applicable spread, tied to various levels of interest pricing determined by total debt to EBITDA (EBITDA is defined as earnings before interest, taxes, amortization, depreciation and accretion of contract rights).

On July 22, 2009, we entered into a third amendment to the Credit Facility.  Under the terms of the amended credit agreement, the calculation of consolidated Adjusted EBITDA (EBITDA, plus certain add-backs as agreed upon by the lenders) for the purposes of evaluating compliance with the specified covenants will now reflect the add-back of several items including: (i) legal costs and settlement fees incurred in the trailing four-quarter period related to litigation with Diamond Game Enterprises, Inc., or Diamond Game, which was settled on May 1, 2009; (ii) all non-cash stock-based compensation expenses; and, (iii) up to $10 million, in aggregate, of additional non-cash asset impairment charges that we may incur in future periods. In conjunction with the third amendment, we reduced the total borrowing capacity of the credit facility to $125 million, $65 million under the revolving credit commitment and $60 million under the term loan, from the previous total borrowing capacity of $150 million and agreed to a LIBOR floor of 2%. As of December 31, 2009 the $10 million drawn under the revolving credit commitment bore interest at 5.75% and the $59.8 million on the term loan bore interest at 6.5%.

The Credit Facility is collateralized by substantially all of our assets, and also contains financial covenants as defined in the agreement. These covenants include (i) a minimum fixed-charge coverage-ratio of not less than 1.50 : 1.00; (ii) a maximum total debt to Adjusted EBITDA ratio of not more than 1.75 : 1.00; and (iii) a minimum trailing twelve-month Adjusted EBITDA of not less than $60.0 million.  The Credit Facility requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in its businesses). As of December 31, 2009, we had availability under the Credit Facility of $55.0 million, subject to covenant restrictions.

The Credit Facility also required that we enter into hedging arrangements covering at least $50 million of the term loan for a three-year period by June 1, 2008; therefore, on May 29, 2008, we purchased, for $390,000, an interest rate cap (5% cap rate) covering $50 million of the term loan. We account for this hedge in accordance with ASC Topic 815, “Derivatives and Hedging” which requires entities to recognize all derivative instruments as either assets or liabilities in the balance sheet, at their respective fair values. We record, on a mark- to-market basis, changes to the fair value of the interest rate cap on a quarterly basis. These changes in fair value are recorded in interest expense in the condensed consolidated statement of operations.

We are currently in compliance with the covenants in our credit agreement. However, our ability to remain in compliance with our trailing twelve month EBITDA covenant is dependent upon our ability to achieve our current operating plan for our fiscal 2010. In light of (i) current prevailing economic conditions and the inherent uncertainty of achieving and recognizing future revenue, and (ii) the difficulty of making any necessary expense reductions sufficient to compensate for any revenue shortfall such as a potential shortfall in Alabama revenues resulting from current regulatory activity in that state, we cannot be certain that we will be able to achieve our operating objectives for fiscal 2010 and thereby continue to meet the EBITDA covenant, among others.

While we recently amended our credit agreement, if we fail to remain in compliance with the covenants of our credit agreement, we will be required to seek modification or waiver of the provisions of that agreement and potentially secure additional sources of capital. We cannot be certain that, if required, we will be able to successfully negotiate additional changes to or waivers of our credit agreement. Alternatively, we may incur significant costs related to obtaining requisite waivers or renegotiation of our credit agreement that could have a material and adverse effect on our operating results. We are currently in negotiations with our lender concerning further modification to our credit agreement in order to provide greater flexibility under our operating covenants.

Our performance and financial results are, to a certain extent, subject to (i) general conditions in or affecting the Native American gaming industry, and (ii) general economic, political, financial, competitive and regulatory factors beyond our control. If our business does not continue to generate cash flow at appropriate levels or if we receive a material judgment against us in one of the various lawsuits (See “Risk Factors – “The ultimate outcome of pending litigation is uncertain,” and “Part I – Item 1. Condensed Consolidated Financial Statements – Note 8 – Commitments and Contingencies”), we may need to raise additional financing. Sources of additional financing might include additional bank debt or the public or private sale of equity or debt securities. However, sufficient funds may not be available, on terms acceptable to us or at all, from these sources or any others to enable us to make necessary capital expenditures and to make discretionary investments in the future.  See Item 1A.Risk Factors – “Our Credit Facility contains covenants that limit our ability to finance future operations or capital needs and to engage in other business activities.”

Stock-Based Compensation

At December 31, 2009, we had approximately 6.8 million options outstanding, with exercise prices ranging from $1.00 to $18.71 per share. At December 31, 2009, approximately 3.5 million of the outstanding options were exercisable.

During the three months ended December 31, 2009, options to purchase 240,400 shares of common stock were granted at a weighted average exercise price of $5.27 per share, and we issued 85,950 shares of common stock as a result of stock option exercises with a weighted average exercise price of $1.26.

At December 31, 2008, we had approximately 6.8 million options outstanding, with exercise prices ranging from $1.00 to $18.71 per share. At December 31, 2008, approximately 3.5 million of the outstanding options were exercisable.

During the three months ended December 31, 2008, options to purchase 277,000 shares of common stock were granted at a weighted average exercise price of $3.01 per share, and we issued 33,821 shares of common stock as a result of stock option exercises with a weighted average exercise price of $1.21.

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

Our Credit Facility provides us with additional liquidity to meet our short-term financing needs, as further described under “Item 1. Condensed Financial Statements - Note 6 – Credit Facility, Long-Term Debt and Capital Leases.” Pursuant to our amended Credit Facility, we may currently borrow up to a total of $125 million, and our availability is $55 million, subject to covenant restrictions.

Pursuant to the development agreements we enter into with many of our Native American tribal customers, we are required to advance funds to these Native American tribes for the construction and development of their gaming facilities, some of which are required to be repaid. As a result of our adjustable-interest-rate notes payable and fixed-interest-rate-notes receivable described in “Item 1. Condensed Financial Statements – Note 5 – Notes Receivable and Note 6 – Credit Facility, Long-Term Debt and Capital Leases,” we are subject to market risk with respect to interest rate fluctuations. Any material increase in prevailing interest rates could cause us to incur significantly higher interest expense.

The Credit Facility also requires that we enter into hedging arrangements covering at least $50.0 million of the term loan for a three-year period. On May 29, 2008, we purchased, for $390,000, an interest rate cap (5% cap rate) covering $50.0 million of the term loan. To the extent that LIBOR rates do not exceed the 5% cap rate, we estimate that a hypothetical increase of 100 basis points in interest rates would increase our annual interest expense by approximately $698,000, based on our variable debt outstanding of $69.8 million as of December 31, 2009.

We account for currency translation from our Mexico operations in accordance with ASC Topic 830, “Foreign Currency Matters.” Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income. We do not currently manage this exposure with derivative financial instruments.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2009.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the first quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a party to various material legal proceedings, which are described in Note 8 of Notes to Condensed Consolidated Financial Statements included herein and/or in the Company’s Annual Report on Form 10-K filed for the year ended December 31, 2009 under the caption “Item 3. Legal Proceedings.” We are subject to litigation from time to time in the ordinary course of our business, as well as litigation to which we are not a party that may establish laws that affect our business.  Except as discussed in Note 8 of the Notes to Consolidated Condensed Financial Statements included herein, which is incorporated by reference into this item, during the three month period covered by this Quarterly Report on Form 10-Q, the Company has not been named in any new material legal proceeding, and there have been no material developments in the previously reported legal proceedings.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves risks.  Prospective investors in our common stock should carefully consider, among other things, the following risk factors in connection with the other information and financial statements contained in this Annual Report, including “PART I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” prior to making an investment decision.  We have identified the following important factors that could cause actual results to differ materially from those projected in any forward looking statements we may make from time to time.  We operate in a continually changing business environment in which new risk factors emerge from time to time.  We can neither predict these new risk factors, nor can we assess the impact, if any, of these new risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those projected in any forward looking statement.  If any of these risks, or combination of risks, actually occur, our business, financial condition and results of operations could be seriously and materially harmed, and the trading price of our common stock could decline.

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

New market entry may require us to make changes to our gaming systems to ensure that they comply with applicable regulatory requirements, and may require us to obtain additional licenses. In certain jurisdictions and for certain venues, our ability to enter these markets will depend on effecting changes to existing laws and regulatory regimes. The ability to effect these changes is subject to a great degree of uncertainty and may never be achieved. We may not be successful in entering into other segments of the gaming industry.

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

We operate in an intensely competitive industry against larger companies with significant financial, research design and development, and marketing resources. These larger companies, most of whom have greater resources, are aggressively competing against us in our core business operations, including but not limited to, charity bingo, lottery, Class II, Class III, and international bingo/gaming markets. Additionally, new smaller competitors may enter our traditional markets, and these smaller competitors often do not have the same regulatory and/or compliance restraints that we have. The increased competition will intensify pressure on our pricing model. We expect to face increased competition as we attempt to enter new markets and new geographical locations.

There are a number of established, well-financed companies producing gaming devices, game content and systems that compete with our products. Certain of these competitors may have access to greater capital resources than we do, and as a result, may be better positioned to compete in the marketplace. The market is crowded, with International Game Technology, WMS Industries, Inc., Bally Technologies, Inc., Aristocrat Technologies, Inc. and Konami Co. Ltd. comprising the primary competition. Pricing, accuracy, reliability, product features and functions are among the factors affecting a provider's success in selling its system.

Competition in the gaming industry is intense due to the number of providers, as well as the limited number of facilities and jurisdictions in which they operate. As a result of consolidation among the gaming facilities and the recent cutbacks in spending by facility operators due to the downturn in the economy, the level of competition among providers has increased significantly as the number of potential customers has decreased.  Other members of our industry may independently develop games similar to our games, and competitors may introduce noncompliant games that unfairly compete in certain markets due to uneven regulatory enforcement policies/actions.

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

Demand for our products is driven substantially by the establishment of new gaming jurisdictions, the addition of new casinos or expansion of existing casinos within existing gaming jurisdictions and the replacement of existing gaming machines. The establishment or expansion of gaming in any jurisdiction typically requires a public referendum or other legislative action. As a result, gaming continues to be the subject of public debate, and there are numerous active organizations that oppose gaming. Opposition to gaming, such as that which we are currently experiencing in Alabama, could result in restrictions on or even prohibitions of gaming operations or the expansion of operations in any jurisdiction. In addition, the construction of new casinos or expansion of existing casinos fluctuates with demand, general economic conditions and the availability of financing. The rate of gaming growth in North America has diminished and machine replacements are at historically low levels. Slow growth in the establishment of new gaming jurisdictions, public protest, political opposition, delays in the opening of new or expanded casinos and continued declines in or low levels of demand for machine replacements could reduce the demand for our products and our future profits.

Our business operations and product offerings are subject to strict regulatory licenses, findings of suitability, registrations, permits and/or approvals.

Our ability to conduct our existing traditional business, expand operations, develop and distribute new products, games and systems, and expand into new gaming markets is subject to significant federal, state, local, Native American, and foreign regulations. Specifically, our company, our officers, directors, key employees, major shareholders, as well as our business partners and certain suppliers, products, games and systems are subject to licenses, findings of suitability, registrations, permits or approvals necessary for the operation of our gaming activities.

We have received licenses, findings of suitability, registrations, permits or approvals from a number of state, local, Native American, and foreign gaming regulatory authorities. Our Native American tribal customers are empowered to develop their own licensing procedures and requirements, and we currently have limited, if any, information regarding the ultimate process or expenses involved with securing or maintaining licensure by the Native American tribes. Moreover, Native American tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within the Native American tribe.

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

Historically, we have derived most of our revenue from the placement of Class II player terminals and systems for gaming activities conducted on Native American lands.  Because federally recognized Native American tribes are independent governments with sovereign powers, Native American tribes can enact their own laws and regulate gaming operations and contracts.  Native American tribes maintain their own governmental systems and often their own judicial systems and have the right to tax persons and enterprises conducting business on Native American lands, and also have the right to require licenses and to impose other forms of regulation and regulatory fees on persons and businesses operating on their lands.  In the absence of a specific grant of authority by Congress, states may regulate activities taking place on Native American lands only if the Native American tribe has a specific agreement or compact with the state. Our contracts with Native American tribal customers normally provide that only certain provisions will be subject to the governing law of the state in which a Native American tribe is located.  However, these choice-of-law clauses may not be enforceable.

Further, Native American tribes generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States.  In order for the Company to sue or enforce contract rights with a Native American tribe (or an agency or instrumentality of a Native American tribe), the Native American tribe must effectively waive its sovereign immunity with respect to the matter in dispute, which we are not always able to obtain.  For example, our largest customer, who accounts for over 47% of our revenue as of December 31, 2009, has not given us a limited waiver of sovereign immunity.  Without a limited waiver of sovereign immunity or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract.  Even if the waiver of sovereign immunity by a Native American tribe is deemed effective, there will be an issue as to the forum in which a lawsuit can be brought against the Native American tribe.  Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native American tribes and we may be unable to enforce any arbitration decision effectively.

Our agreements with Native American tribes are subject to review by regulatory authorities.  For example, our development agreements are subject to review by the NIGC and any such review could require substantial modifications to our agreements or result in the determination that the Company has a proprietary interest in a Native American tribe’s gaming activity which could materially and adversely affect the terms on which we conduct our business.  The NIGC has previously expressed its view that some of our development agreements could be in violation of the requirements of the Indian Gaming Regulatory Act of 1988 and Native American tribal gaming regulations, which state that the Native American tribes must hold “sole proprietary interest” in the Native American tribes’ gaming operations, which presents additional risk for our business.  The NIGC may also reinterpret applicable laws and regulations, which could affect our agreements with Native American tribes.

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

Government enforcement, regulatory action, judicial decisions, and proposed legislative action have in the past, and will likely continue to affect our business, operating results and prospects in Native American tribal lands.  We believe that a number of our competitors have not complied with published regulation restrictions.  We have lost, and could continue to lose, market share to competitors who offer games that do not appear to comply with published regulatory restrictions on Class II games and therefore offer features not available in our products.  The legal and regulatory uncertainties surrounding our Native American tribal agreements could result in significant and immediate adverse impacts on our business and operating results. Additionally, such uncertainties could increase our cost of doing business and could take our executives’ attention away from operations.  The trading price of our common stock has in the past been, and may in the future be, subject to significant fluctuations based upon market perceptions of the legal status of our products and our ability to compete in the Native American markets.  Regulatory action against our customers or equipment in these or in other markets could result in machine seizures and significant revenue disruptions, among other adverse consequences.  Moreover, Native American tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within the Native American tribe. Changes in tribal leadership or tribal political pressure can affect our business relationships within Native American markets.

State compacts with our existing Native American tribal customers to allow Class III gaming could reduce demand for our Class II games and our entry into the Class III market may be difficult as we compete against larger companies in the Class III market.

Certain of Class II Native American tribal customers have entered into compacts with the states in which they operate to permit the operation of Class III games. We believe the number of our Class II game machine placements in those customers’ facilities could decline significantly, and our operating results could be materially and adversely affected.  As our Native American tribal customers continue their transition to gaming under compacts with the state, we continue to face significant uncertainty in the market for our games that makes our business in these states difficult to manage and predict.

As a result, we anticipate that the introduction of Class III games will create further pressure on our market and revenue share percentages in Oklahoma or a shift in the market from revenue share arrangements to a “for sale” model. Additionally, we may be forced to compete with larger companies that specialize in Class III gaming as they move into these new Class III markets.  We believe the establishment of state compacts depends on a number of political, social, and economic factors that are inherently difficult to ascertain. Accordingly, although we attempt to closely monitor state legislative developments that could affect our business, we may not be able to timely predict if or when a compact could be entered into by one or more of our Native American tribal customers.

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

For the three month periods ended December 31, 2009 and 2008, approximately 60% and 68%, respectively, of our total revenues were from Native American tribes located in Oklahoma, and approximately 47% and 46%, respectively, of our gaming revenues were from one tribe in that state. The significant concentration of our customers in Oklahoma means that local economic, regulatory and licensing changes may adversely affect our customers, and therefore our development agreements and our business, disproportionately to changes in national economic conditions, including more sudden adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, the loss of any of our Oklahoma tribes as customers would have a material and adverse effect upon our financial condition and results of operations. In addition, the legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe previously avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. Oklahoma permits other types of gaming, both at Native American tribal gaming facilities and at Oklahoma racetracks, and many of our competitors may seek entry into this market. The loss of significant market share to these new gaming opportunities or the increased presence of our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.  We believe that the introduction of our competitor’s more aggressive instant bingo machines, with characteristics of traditional slot machines, into the Oklahoma market, has adversely affected our operating results and market position in that state and may continue to do so in the future.

We may not realize satisfactory returns on money lent to new and existing customers to develop or expand gaming facilities.

We enter into development agreements to provide financing for construction, expansion, or remodeling of gaming facilities, primarily in the state of Oklahoma, but have since expanded operations to other jurisdictions, such as Alabama.  Under our development agreements, we secure a long-term revenue share percentage and a fixed number of player terminal placements in the facility, in exchange for funding the development and construction of the gaming facility.  We may not, however, realize the anticipated benefits of any of these strategic relationships or financings as our success in these ventures is dependent upon the timely completion of the gaming facility, the placement of our player terminals, and a favorable regulatory environment.

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

The Alabama Supreme Court, in the recent decision related to the White Hall Entertainment Center, established a definition of “bingo” that included a limited set of standards for charity bingo games in Alabama.  We believe that our modified games comply with the standards established by the recent Alabama Supreme Court decision and have received certifications and/or formal written opinions from independent gaming laboratories verifying to us that each game, as modified, is compliant with the applicable Alabama standards.  Notwithstanding our initiatives to have our games comply with the specified standards, there can be no assurance that we will not encounter further legal, regulatory, financial, or competitive issues related to this matter.  We cannot be certain that operators, law enforcement officials or regulatory bodies in Alabama will decide that our games, as reintroduced to the Alabama market, are in compliance with the standard set forth by the Alabama Supreme Court or that a court will not later determine that the modified equipment does not comply with the standards set forth in the White Hall decision or other applicable laws. Furthermore, unfavorable changes in laws, regulatory requirements or unanticipated enforcement action against us, our games or customers, and/or adverse decisions by courts, regulators and/or governmental bodies in Alabama could have a material adverse effect on our Alabama clients’ businesses, and, ultimately, a material adverse impact on our results of operations and financial condition, including our revenue and any money lent pursuant to our development agreements in the State may not be adequately repaid.  The Alabama Governor continues to take the position that even those games that purport to comply with the Alabama Supreme Court ruling are illegal, and he is pursuing enforcement actions against operators who deploy our games that have resulted in closure of several facilities.  It therefore remains a possibility  that certain of our charity bingo equipment located in Alabama could be seized and made subject to a forfeiture proceeding.  In addition, legal and regulatory uncertainty in Alabama has introduced new competitive issues as other equipment manufacturers take different approaches to compliance which may prove more popular with our customers than the approaches we've taken.  If our reintroduced machines are not as popular with customers as those of our competitors, our market share and operating results in Alabama could suffer.

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

We are involved in a number of commercial and intellectual property litigation matters. Current estimates of loss regarding pending litigation may not be reflective of any particular final outcome. The results of rulings, judgments or settlements of pending litigation may result in financial liability that is materially higher than what management has estimated at this time. We make no assurances that we will not be subject to liability with respect to current or future litigation. We maintain various forms of insurance coverage. However, substantial rulings, judgments or settlements could exceed the amount of insurance coverage (or any cost allocation agreement with an insurance carrier), or could be excluded under the terms of an existing insurance policy. Moreover, our failure to comply with procedural regulations inherent to our policies may void coverage.  Additionally, failure to secure favorable outcomes in pending litigation could result in adverse consequences to our business, operating results and/or overall financial condition (including without limitation, possible adverse effects on compliance with the terms of our Credit Facility).

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

No assurance can be given that we will be able to generate the cash flows necessary to permit us to meet our fixed charges and payment obligations with respect to our debt. We could be required to incur additional indebtedness to meet these fixed charges and payment obligations. Should we incur additional debt, among other things, such increased indebtedness could:

▪	adversely affect our ability to expand our business, market our products and make investments and capital expenditures;
▪	adversely affect the cost and availability of funds from commercial lenders, debt financing transactions and other sources; and
▪	create competitive disadvantages compared to other companies with lower debt levels.

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

Our financial results vary from quarter to quarter, which could negatively impact our business.

Various factors affect our quarterly operating results, some of which are not within our control. These factors include, among others:

▪	the financial strength of the gaming industry;
▪	consumers' willingness to spend money on leisure activities;
▪	the timing and introduction of new products and services;
▪	the mix of products and services sold;
▪	the timing of significant orders from and shipments to customers;
▪	product and service pricing and discounts; and
▪	the timing of acquisitions of other companies and businesses or dispositions.

Our current international businesses and potential expansion into other international gaming markets may present new challenges and risks that could adversely affect our business or results of operations.

In recent years, we have expanded our business into several countries, including Malta, Israel, and Mexico and Canada.  The Maltese operations have ceased and the Israeli operations are immaterial to us; the Mexican business has grown significantly since inception.  We now operate over 5,400 units in Mexico, primarily across numerous facilities operated by one customer.  Although the revenue results in Mexico have not met original expectations, we plan to continue to operate in the country but there can be no assurances that either revenues will grow or that we will continue supplying new products to that market.  Furthermore our agreement with our largest customer in Mexico terminates in April of 2010, although we are currently in negotiations with this customer for a new agreement, which, as currently contemplated between the parties, would be effective until December 31, 2013.  In addition, we have generated several value added tax favorable balances in Mexico and are currently seeking a refund, which, if we fail to receive, could have a negative impact on our financial condition.  International business is inherently subject to various risks, including, but not limited to:

▪	currency fluctuations;
▪	difficulty in enforcing agreements;
▪	higher operating costs due to local laws or regulations;
▪	unexpected changes in regulatory requirements;
▪	tariffs, taxes and other trade barriers, including value added tax;
▪	general government instability;
▪	costs and risks of localizing products for foreign countries;
▪	difficulties in staffing and managing geographically disparate operations;
▪	greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;
▪	challenges negotiating and enforcing contractual provisions;
▪	repatriation of earnings; and
▪	anti-American sentiment as a result of perceived cultural, social, religious and/or political differences.

Specifically, we have a receivable from the Mexican government related to value added taxes paid in connection with the deployment of assets in the Mexican market.  Management expects to fully collect any and all outstanding balances; however, the ultimate collectability of the entire amount is uncertain.

The carrying value of our assets is dependent upon our ability to successfully deploy games into new or existing markets.

We have player stations not deployed as of December 31, 2009, which are considered part of our rental pool. If the opening of new facilities or the expansion of existing facilities is altered negatively, either by significant delay or by cancellation, the realizable value of these assets could be adversely impacted. In such instances we may be required to recognize impairment charges on these assets.

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

Our contracts with our customers are on a year-to-year or multi-year basis. Except for customers with whom we have entered into development agreements, we do not rely upon the stated term of our customer contracts to retain the business of our customers, as often non-contractual considerations, such  as verbal understandings, unique to doing business in the Native American market override strict adherence to contractual provisions. We rely instead upon providing competitively superior player terminals, games and systems to give our customers the incentive to continue doing business with us. At any point in time, a significant portion of our business is subject to nonrenewal, which may materially and adversely affect our earnings, financial condition and cash flows.  In addition, certain of our customer contracts have "buy out" provisions enabling our customer to purchase machines formerly under revenue participation arrangements.  To the extent our customers exercise their buy out rights pursuant to these provisions, we recognize revenue from equipment sales in the current period while losing future participation revenue from purchased machines.  This could have the effect of reducing our overall future revenues from these customers and thereby adversely affect our future operating results.

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

Any unauthorized, and potentially improper, actions of our personnel could adversely affect our business, operating results and financial condition.

The recognition of our revenue depends on, among other things, the terms negotiated in our contracts with our customers. Our personnel may act outside of their authority and negotiate additional terms without our knowledge. We are implementing policies to help prevent and discourage such conduct, but there can be no assurance that such policies will be followed. For instance, in the event that our sales personnel negotiate terms that do not appear in the contract and of which we are unaware, whether the additional terms are written or verbal, we could be prevented from recognizing revenue in accordance with our plans. Furthermore, depending on when we learn of unauthorized actions and the size of transactions involved, we may have to restate revenue for a previously reported period, which would seriously harm our business, operating results and financial condition.

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

Certain of our contracts with our Native American customers relating to our Legacy and Reel Time Bingo system games provide that our customers receive, on a daily basis, an agreed percentage of gross gaming revenues based upon an assumed level of prize payouts, rather than the actual level of prize payouts. This arrangement can result in our paying our customers amounts greater than our customers’ percentage share of the actual win per unit. In addition, because the prizes awarded in our games are based upon assumptions as to the number of players in each game and statistical assumptions as to the frequency of winners, we may experience on any day, or over short periods of time, a “game deficit,” where the aggregate amount of prizes paid exceeds aggregate game revenues. If we have to make any excess payments to customers, or experience a game deficit over any statistically relevant period of time, we are contractually entitled to adjust the rates of prize payout to end users in order to recover any deficit. In addition, a “game deficit” generates a receivable and we may be unable to offset such receivable against a “game surplus” payable. In the future, we may miscalculate our statistical assumptions, or for other reasons we may experience abnormally high rates of jackpot prize wins, which could materially and adversely affect our cash flow on a temporary or long-term basis, which could materially and adversely affect our earnings and financial condition.

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

If the outbreak of a communicable disease (such as the H1N1 virus, SARS or avian flu) discourages people from traveling or causes people to avoid public places (including casinos and bingo parlors), it could have a material adverse effect on our clients’ gaming businesses and, ultimately, a material adverse impact on our results of operations and financial condition.

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

The ability of the Board of Directors to issue preferred stock or anti-takeover provisions of Texas law and our governing documents could discourage a merger or other type of corporate reorganization or a change in control even if it could be favorable to the interests of our shareholders.

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

Multimedia Games, Inc.

Date: February 9, 2010	By:	/s/ Adam D. Chibib†
Adam D. Chibib Chief Financial Officer

† Mr. Chibib is signing as an authorized officer and as our Principal Financial Officer and Principal Accounting Officer.

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION
3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Amendment to Articles of Incorporation	(2)
3.3	Second Amended and Restated Bylaws, as Amended	(3)

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)
31.2	Certification of Principal Accounting Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002(*)	(*)
32.1	Certification as required by Section 906 of the Sarbanes Oxley Act of 2002	(*)
____________________________
(1)	Incorporated by reference to our Form 10-QSB for the quarter ended March 31, 1997, as filed with the Securities and Exchange Commission, or SEC, on May 15, 1997.
(2)	Incorporated by reference to our Form 10-Q for the quarter ended December 31, 2003, as filed with the SEC on February 17, 2004.
(3)	Incorporated by reference to our Form 10-K for the fiscal year ended September 30, 2008, as filed with the SEC on December 15, 2008.
(*)	Filed herewith.