Form 10-Q
period 2010-03-31
MULTIMEDIA GAMES INC
filed 2010-05-07
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
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

As of May 5, 2010, there were 27,430,220 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

	Consolidated Balance Sheets
	(As of March 31, 2010 and September 30, 2009)	3

	Consolidated Statements of Operations
	(For the three months ended March 31, 2010 and 2009)	5

	Consolidated Statements of Operations
	(For the six months ended March 31, 2010 and 2009)	6

	Consolidated Statements of Cash Flows
	(For the six months ended March 31, 2010 and 2009)	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 6.	Exhibits	51

Signatures		52

Exhibit Index

PART I
FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
MULTIMEDIA GAMES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS As of March 31, 2010 and September 30, 2009 (In thousands, except shares) (Unaudited)
	March 31, 2010	September 30, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,199	$12,455
Accounts receivable, net of allowance for doubtful accounts of $3,252 and $3,676, respectively	12,378	13,424
Inventory	4,340	5,742
Deferred contract costs, net	543	1,826
Prepaid expenses and other	2,117	2,806
Current portion of notes receivable, net	14,050	15,780
Federal and state income tax receivable	1,944	6,246
Deferred income taxes	201	1,138
Total current assets	56,772	59,417
Restricted cash and long-term investments	737	804
Property and equipment and leased gaming equipment, net	58,855	69,050
Long-term portion of notes receivable, net	31,215	40,124
Intangible assets, net	31,581	33,361
Value added tax receivable	8,483	7,516
Other assets	2,098	2,379
Deferred income taxes	1,351	2,969
Total assets	$191,092	$215,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$750	$750
Accounts payable and accrued expenses	24,807	27,626
Deferred revenue	2,090	2,341
Total current liabilities	27,647	30,717
Revolving line of credit	—	15,000
Long-term debt, less current portion	58,875	59,250
Other long-term liabilities	737	789
Deferred revenue, less current portion	2,863	2,409
Total liabilities	90,122	108,165
Commitments and contingencies
Stockholders’ equity:
Preferred stock: Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 33,332,762 and 33,121,337 shares issued, and 27,429,345 and 27,217,920 shares outstanding, respectively	333	331

MULTIMEDIA GAMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued) As of March 31, 2010 and September 30, 2009 (In thousands, except shares) (Unaudited)

	March 31, 2010	September 30, 2009
Additional paid-in capital	88,491	86,317
Treasury stock, 5,903,417 common shares at cost	(50,128)	(50,128)
Retained earnings	63,077	72,803
Accumulated other comprehensive loss, net	(803)	(1,868)
Total stockholders’ equity	100,970	107,455
Total liabilities and stockholders’ equity	$191,092	$215,620

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended March 31, 2010 and 2009 (In thousands, except per share data) (Unaudited)

	Three Months Ended March 31,
	2010	2009
REVENUES:
Gaming operations	$23,416	$28,881
Gaming equipment and system sales	8,169	4,355
Other	553	634
Total revenues	32,138	33,870

OPERATING COSTS AND EXPENSES:
Cost of revenues (1)	3,727	2,327
Selling, general and administrative expenses	14,170	14,438
Write-off, reserve, impairment & settlement charges	3,166	6,035
Amortization and depreciation	13,670	15,639
Total operating costs and expenses	34,733	38,439
Operating loss	(2,595)	(4,569)

OTHER INCOME (EXPENSE):
Interest income	919	1,246
Interest expense	(1,142)	(1,891)
Loss before income taxes	(2,818)	(5,214)
Income tax (expense) benefit	(2,779)	1,820
Net loss	$(5,597)	$(3,394)
Basic and diluted loss per common share	$(0.20)	$(0.13)
Shares used in loss per common share:
Basic and diluted	27,341	26,643
_________________________
(1)
Cost of revenues exclude depreciation and amortization of gaming equipment, content license rights and other depreciable assets, which are included separately in the amortization and depreciation line item

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Six Months Ended March 31, 2010 and 2009 (In thousands, except per share data) (Unaudited)

	Six Months Ended March 31,
	2010	2009
REVENUES:
Gaming operations	$45,838	$55,229
Gaming equipment and system sales	11,419	6,121
Other	1,146	1,096
Total revenues	58,403	62,446

OPERATING COSTS AND EXPENSES:
Cost of revenues (1)	5,837	4,174
Selling, general and administrative expenses	28,790	30,765
Write-off, reserve, impairment & settlement charges	3,515	9,972
Amortization and depreciation	27,224	30,504
Total operating costs and expenses	65,366	75,415
Operating loss	(6,963)	(12,969)

OTHER INCOME (EXPENSE):
Interest income	1,968	2,536
Interest expense	(2,450)	(4,026)
Other income	-	74
Loss before income taxes	(7,445)	(14,385)
Income tax (expense) benefit	(2,281)	5,067
Net loss	$(9,726)	$(9,318)
Basic and diluted loss per common share	$(0.36)	$(0.35)
Shares used in loss per common share:
Basic and diluted	27,291	26,633
_________________________
(1)
Cost of revenues exclude depreciation and amortization of gaming equipment, content license rights and other depreciable assets, which are included separately in the amortization and depreciation line item

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS For the Six Months Ended March 31, 2010 and 2009 (In thousands) (Unaudited)

	Six Months Ended March 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2010	2009
Net loss	$(9,726)	$(9,318)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization	1,607	2,698
Depreciation	25,617	27,806
Accretion of contract rights	3,478	2,912
Adjustments to long-lived assets	620	(832)
Deferred income taxes	2,555	(1,824)
Share-based compensation	1,224	1,124
Provision for doubtful accounts	2,913	397
Interest income from imputed interest	(1,751)	(2,274)
Changes in operating assets and liabilities:
Accounts receivable	846	(4,789)
Inventory	1,206	765
Deferred contract costs	1,283	(1,004)
Prepaid expenses and other	770	(656)
Federal and state income tax receivable	4,302	(3,799)
Notes receivable	1,320	303
Accounts payable and accrued expenses	(3,235)	(1,155)
Other long-term liabilities	15	(15)
Deferred revenue	203	987
NET CASH PROVIDED BY OPERATING ACTIVITIES	33,247	11,326
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(17,352)	(27,319)
Transfer of leased gaming equipment to inventory	2,773	818
Acquisition of intangible assets	(1,740)	(1,488)
Advances under development agreements	(1,950)	(1,250)
Repayments under development agreements	8,551	11,166
NET CASH USED IN INVESTING ACTIVITIES	(9,718)	(18,073)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants, and related tax benefit	952	62
Principal payments of long-term debt	(375)	(738)
Proceeds from revolving lines of credit	—	10,000
Payments on revolving lines of credit	(15,000)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(14,423)	9,324
EFFECT OF EXCHANGE RATES ON CASH	(362)	383
Net increase in cash and cash equivalents	8,744	2,960
Cash and cash equivalents, beginning of period	12,455	6,289
Cash and cash equivalents, end of period	$21,199	$9,249
SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$1, 162	$2,585
Income tax paid (refunded), net	$(5,405)	$253
NON-CASH TRANSACTIONS:
Change in contract rights resulting from imputed interest on development agreement notes receivable	$(194)	$(176)

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

The unaudited financial statements included herein as of March 31, 2010, and for each of the three and six month periods ended March 31, 2010 and 2009, have been prepared by the Company pursuant to accounting principles generally accepted in the United States, and the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the period ended March 31, 2010 are not necessarily indicative of the results which will be realized for the year ending September 30, 2010. References to specific U.S. GAAP within this report cite topics within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). We have evaluated all subsequent events through the date that the condensed consolidated financial statements were issued.  The condensed consolidated balance sheet as of September 30, 2009 was derived from the audited consolidated financial statements at that date.

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

Accounting Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples include share-based compensation, provisions for doubtful accounts, recoverability of notes and value added tax receivables, contract losses, estimated useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, valuation of deferred income taxes, and the provision for and disclosure of litigation and loss contingencies. Actual results may differ materially from these estimates in the future.

Reclassification – Reclassifications were made to the prior-period financial statements to conform to the current period presentation.  Specifically, the depiction of revenue was changed to more closely reflect the manner in which Company management analyzes the performance of the business and charges for write-offs, reserves, impairments and settlements are separately depicted on the condensed consolidated statement of operations.  In addition, value added tax receivable from the Mexican government was reclassed from other assets (non-current) to a separate line item on the face of the balance sheet.  These reclassifications did not have an impact on the Company’s previously reported results of operations or loss per share amounts.  Additionally, these reclassifications did not impact compliance with any applicable debt covenants in the Company’s credit agreement.

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

Costs and Billings on Uncompleted Contract – During fiscal 2008, the Company entered into a fixed-price contract with a customer, pursuant to which it will deliver an electronic bingo system. Revenues from this fixed-price contract will be recognized on the completed-contract method in accordance with ASC Subtopic 605-35, “Construction-Type and Production-Type Contracts.”  In the event that the Company expected a loss on a contract accounted for under Subtopic 605-35, the Company would record the entire estimated loss in the quarter in which it was determined that a loss was expected. At March 31, 2010, no loss provision related to this contract has been recorded. The Company will determine substantial completion for revenue recognition of this contract when all deliverables under the contract have been provided to the customer and the customer has approved the deliverables or the specified time allotted for testing has expired, 30 days after delivery.

Contract costs include all direct material and labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies and tools. General and administrative costs are charged to expense as incurred.

Costs in excess of amounts billed are classified as current assets under “Deferred contract costs, net.”

At March 31, 2010 and September 30, 2009, the following amounts were recorded in the Company’s condensed consolidated balance sheet:

	March 31, 2010	September 30, 2009
	(in thousands)
Costs incurred on uncompleted contracts	$4,447	$3,697
Billings on uncompleted contracts	(3,904)	(1,871)
Deferred contract costs, net	$543	$1,826

Cash and Cash Equivalents – The Company considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Restricted Cash and Long-Term Investments – Restricted cash and long-term investments at March 31, 2010 and September 30, 2009, amounted to $737,000 and $804,000, respectively, representing the fair value of investments held by the Company’s prize fulfillment firm related to outstanding MegaBingo® jackpot prizes.

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

Property and Equipment and Leased Gaming Equipment – Property and equipment and leased gaming equipment are stated at cost. The cost of property and equipment and leased gaming equipment is depreciated over their estimated useful lives, generally using the straight-line method for financial reporting, and regulatory acceptable methods for income tax reporting purposes. Player terminals and related components and equipment are included in the Company’s rental pool.  The rental pool can be further delineated as “rental pool – deployed”, which consists of assets deployed at customer sites under participation agreements, and “rental pool – undeployed”, which consists of assets with the Company that are available for customer use. Rental pool – undeployed consists of both new units awaiting deployment to a customer site and previously deployed units currently back with the Company to be refurbished awaiting re-deployment.  Routine maintenance of property and equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated remaining useful life of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in the Company’s results of operations.

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

Other Long-Term Liabilities – Other long-term liabilities at March 31, 2010 include investments held at fair value by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities.  These annuities were $737,000 and $800,000 as of March 31, 2010 and September 30, 2009, respectively.

Fair Value of Financial Instruments – The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, current portion of notes receivable, accounts payable, and accrued expenses payable and other liabilities, approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amount for our credit facility approximates fair value due to the fact that the underlying instrument includes provisions to adjust interest rates to approximate fair value.

Segment and Related Information – Although the Company has a number of operating divisions the company reports as one segment, as these divisions meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting.”  ASC 280-10-50-11, “Aggregation Criteria”, allows for the aggregation of operating segments if the segments have similar economic characteristics and if the segments are similar in each of the following areas:

1.	The nature of the products and services
2.	The nature of the production processes
3.	The type or class of customer for their products and services
4.	The methods used to distribute their products or provide their services
5.	The nature of the regulatory environment, if applicable.

The Company is engaged in the business of designing, manufacturing and distributing gaming machines, video lottery terminals and associated systems and equipment, as well as the maintenance of these machines and equipment.  Our production process is essentially the same for the entire Company and is performed via outsourced manufacturing partners, as well as in house manufacturing performed primarily at our warehouse and assembly facility in Austin, Texas.  Our customers consist of entities in the business of operating gaming, bingo or lottery facilities, and include Native American Tribes, charity bingo operators and commercial entities licensed to conduct such business in their jurisdictions.  The distribution of our products is consistent across the entire Company and is performed via an internal fleet of vehicles, as well as third party transportation companies.  The regulatory environment is similar in every jurisdiction in that gaming is regulated and our games must meet the regulatory requirements established.  In addition, the economic characteristics of each customer arrangement are similar in that we obtain revenue via a revenue share arrangement or direct sale of product or service, depending on the customer’s need.  These sources of revenue are consistent with respect to both product line and geographic area.

In addition, discrete financial information, such as costs and expenses, operating income, net income and EBITDA, are not captured or analyzed by product line or geographic area.  Our “Chief Operating Decision Maker” analyzes our product performance based on average daily play on a game level basis, which is consistent across all product lines and geographic areas.  This average daily performance data along with customer needs are the key drivers for assessing how the Company allocates resources and assesses operating performance of the Company.

Costs of Computer Software – Software development costs have been accounted for in accordance with ASC Topic 985, “Software.”  Under ASC Topic 985, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized software development costs of approximately $965,000 and $477,000 during the three month periods ended March 31, 2010 and 2009, respectively, and $1.7 million and $1.1 million for the six month periods ended March 31, 2010 and 2009, respectively. Software development costs primarily consist of personnel costs. The Company began to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, not to exceed five years. Amortization of software development costs is included in amortization and depreciation in the accompanying condensed consolidated statements of operations.

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

There were 24,500 option grants issued to employees during the three months ended March 31, 2010 at an average fair value per share price of $4.43. Total pretax share-based compensation for the three and six month periods ended March 31, 2010 were $598,000 and $1.2 million, respectively; and $470,000 and $1.1 million, respectively, for the three and six month periods ended March 31, 2009.  The Company did not recognize an income tax benefit for stock-based compensation arrangements in the three or six month periods ended March 31, 2010.  The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $152,000 and $295,000 for the three and six month periods ended March 31, 2009. As of March 31, 2010, $5.4 million of unamortized stock compensation expense, including estimated forfeitures, remained, which will be recognized over the vesting periods of the various option grants.

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

Comprehensive Income(Loss). Comprehensive loss consists of the following:

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net loss	$(5,597)	$(3,394)	$(9,726)	$(9,318)
Foreign currency translation adjustment	630	(371)	1,065	(2,289)

Comprehensive loss	$(4,967)	$(3,765)	$(8,661)	$(11,607)

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

2.      DEVELOPMENT AGREEMENTS

The Company enters into development agreements, including placement fees, to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to placement of the Company’s player terminals, and the Company receives a fixed percentage of those player terminals’ win per unit over the term of the agreement. The agreements typically provide for some or all of the advances to be repaid by the customer to the Company. Amounts advanced in excess of those to be reimbursed by the customer are allocated to intangible assets and are generally amortized over the life of the contract, which is recorded as a reduction of revenue generated from the gaming facility. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of the Company’s floor space. In the past and in the future, the Company may by mutual agreement and for consideration, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied as a recovery against the intangible asset or property and development for that particular development agreement, if any.

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstances during the three and six month periods ended March 31, 2010, which would require an impairment charge to the carrying value of intangible assets recorded in connection with development agreements.  See Notes 6 “Notes Receivable” and Note 10 “Write-off, reserve, impairment and settlement charges” for further discussion of reserves recorded on notes receivable from development agreements.

During the six month periods ended March 31, 2010, the Company advanced under development agreements $2.0 million compared to $1.3 for the same period of 2009.  The following net amounts related to advances made under development agreements and were recorded in the following balance sheet captions:

	March 31, 2010	September 30, 2009
Included in:	(In thousands)
Notes receivable, net	$41,056	$50,288
Intangible assets – contract rights, net of accumulated amortization	$26,455	$28,175

3.      INVENTORY

Inventory consisted of the following (in thousands):

	March 31,	September 30,
	2010	2009
Raw materials and component parts	$1,849	$3,753
Work in progress	1,368	936
Finished goods	1,123	1,053
Total Inventory	$4,340	$5,742

Included in inventory as of March 31, 2010 and September 30, 2009, were reserves of approximately $573,000 and $931,000 for slow-moving or obsolete inventory and to reduce the carrying value of inventory to the lower of cost or market.

4.      PROPERTY AND EQUIPMENT AND LEASED GAMING EQUIPMENT

The Company’s property and equipment and leased gaming equipment consisted of the following (in thousands):

	March 31, 2010			September 30, 2009
	Cost	Accum. Depr.	Net Book Value	Cost	Accum. Depr.	Net Book Value

Rental pool – deployed	$170,527	$128,249	$42,278	$192,944	$140,363	$52,581
Rental pool – undeployed (1)	76,784	62,787	13,997	85,031	72,219	12,812
Machinery and equipment	16,458	15,304	1,154	16,371	15,084	1,287
Computer software	7,719	7,046	673	7,720	6,636	1,084
Vehicles	2,374	2,150	224	3,064	2,900	164
Other	4,272	3,743	529	6,554	5,432	1,122

Total property and equipment and leased gaming equipment	$278,134	$219,279	$58,855	$311,684	$242,634	$69,050

(1) Gaming equipment and third-party gaming content licenses begin depreciating when they are available for customer use.
Property and equipment and leased gaming equipment is depreciated as follows: Rental pool – deployed and undeployed – 1.5 to 3 years; Machinery and equipment – 5 to 7 years; Computer software – 3 to 5 years; Vehicles – 3 to 10 years and Other – 3 to 7 years.

In accordance with ASC Topic 360, “Property, Plant, and Equipment,” the Company (i) recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows; and (ii) measures an impairment loss as the difference between the carrying amount and fair value of the asset.

During the three and six month periods ended March 31, 2010, in the ordinary course of business activities or upon reviewing the account balances, the Company disposed, wrote off or sold $1.3 million and $1.6 million, respectively of third-party gaming content licenses, Native American tribal gaming facilities and portable buildings, vehicles, deployed gaming equipment, or other equipment. In the same period ended March 31, 2009, the Company disposed, wrote off or sold $39,000 and $77,000, respectively.

The rental pool includes leased gaming equipment placed under participation arrangements that are either at customer facilities(rental pool – deployed) or warehoused by the Company for future deployment (rental pool – undeployed).

5.      INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following:

	March 31, 2010	September 30, 2009	Estimated Useful Lives
	(In thousands)
Contract rights	$48,077	$46,319	4-7 years
Internally-developed gaming software	29,839	28,388	1-5 years
Patents and trademarks	8,313	8,226	1-5 years
Other	961	961	3-5 years
Total intangible assets	87,190	83,894
Less accumulated amortization – all other	(55,609)	(50,533)
Total intangible assets, net	$31,581	$33,361

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements or placement fees. The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the accompanying condensed consolidated statements of operations.

Internally developed gaming software is accounted for under the provisions of ASC Topic 985 “Software” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally-developed games over a twelve month period, gaming engines over an eighteen month period, gaming systems over a three-year period and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the three and six month periods ended March 31, 2010, amortization expense related to internally-developed gaming software was $612,000 and $1.2 million, respectively; $1.0 million and $2.2 million, respectively, for the three and six month periods ended March 31, 2009. During the three and six month periods ended March 31, 2010, the Company wrote off $20,000 and $191,000, respectively, related to internally-developed gaming software and patents and trademarks, compared to write-offs of $420,000 and $455,000 in the same periods ended March 31, 2009.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

6.      NOTES RECEIVABLE

The Company’s notes receivable consisted of the following:

	March 31, 2010	September 30, 2009
	(In thousands)
Notes receivable from development agreements	$49,095	$57,558
Less imputed interest discount reclassed to contract rights	(5,327)	(7,270)
Less N/R Allowance	(2,712)	—
Notes receivable from equipment sales and other	4,209	5,616
Notes receivable, net	45,265	55,904
Less current portion	(14,050)	(15,780)
Notes receivable – non-current	$31,215	$40,124

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.  As of March 31, 2010, the Company reserved for a note receivable outstanding with an Alabama customer in the amount of $2.7 million.  On April 27, 2010 this customer indicated to the Company that under current conditions its facility will remain closed and consequently has doubts as to their ability, in the short term, to make scheduled payments pursuant to the terms of its development agreement, which led the Company to conclude that collectability of the note receivable was not likely.

Notes receivable from equipment sales consisted of financial instruments issued by customers for the purchase of player terminals and licenses, and bore interest at 5.25% as of March 31, 2010. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the note receivable outstanding.

7.  VALUE ADDED TAX RECEIVABLE

The value added tax (VAT) receivable is a receivable from the Mexican taxing authority primarily related to a value added tax levied on product shipments originating outside of Mexico.  At March 31, 2010 and September 30, 2009, the Company’s VAT receivable was $8.5 million and $7.5 million, respectively.  The majority of the VAT receivable relates to shipments that occurred from 2006 through 2008.  These balances remain uncollected as of March 31, 2010 and are currently under audit by the Mexican taxing authority.  The carrying value of the receivable may be adversely impacted by the outcome of these audits.  These audits are expected to conclude during the Company’s Fiscal 2010 year.

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At March 31, 2010 and September 30, 2009, the Company’s accounts payable and accrued expenses consisted of the following:

	March 31,	September 30,
	2010	2009
	(In thousands)
Trade accounts payable	$12,212	$12,431
Accued expenses	6,116	7,272
Accrued bonus and salaries	2,969	4,196
Other	3,510	3,727
Accounts payable and accrued expenses	$24,807	$27,626

9.      CREDIT AGREEMENT, LONG-TERM DEBT AND CAPITAL LEASES

The Company’s Credit Agreement, long-term debt and capital leases consisted of the following:

	March 31, 2010	September 30, 2009
	(In thousands)
Long-term revolving lines of credit	$—	$15,000
Term loan facility	$59,625	$60,000
Less current portion	(750)	(750)
Long-term debt, less current portion	$58,875	$59,250

Total indebtedness under Credit Agreement	$59,625	$75,000

Credit Agreement. On April 27, 2007, the Company entered into a credit agreement with Comerica Bank, the Credit Agreement, to provide the Company a $150 million credit facility which replaced its previous credit facility in its entirety. On October 26, 2007, the Company amended the Credit Agreement, and transferred a portion of the revolving credit commitment to a fully funded term loan. The term loan is amortized at an annual amount of 1% per year, payable in equal quarterly installments beginning January 1, 2008, with the remaining amount due on the maturity date. The Company entered into a second amendment to the Credit Agreement on December 20, 2007. The second amendment (i) extended the hedging arrangement date related to a portion of the term loan to June 1, 2008; and (ii) modified the interest rate margin applicable to the Credit Agreement. On July 22, 2009, the Company entered into a third amendment to the Credit Agreement, which amended certain covenants, reduced the total borrowing capacity of the Credit Agreement to $125 million ($65 million under the revolving credit commitment and $60 million under the term loan) from the previous total borrowing capacity of $150 million, and agreed to a LIBOR floor of 2%.

On April 6, 2010, the Company entered into a fourth amendment to the Credit Agreement which (i) removed the requirement to maintain a minimum consolidated EBITDA (earnings before net interest expense, taxes, depreciation and amortization and accretion of contract rights); (ii) amended the consolidated total leverage ratio to a ratio of not greater than 1.50 to 1.00; (iii) reduced the total borrowing capacity of the Credit Agreement by reducing the revolving commitment of the credit facility from $65 million to $45 million and the term loan from $60 million to $45 million; and (iv) amended the definition of Consolidated EBITDA to include any extraordinary, unusual or non-cash non-recurring expenses or losses (including, whether or not otherwise includable as a separate item in the statement of Consolidated Net Income for such period, losses on sales of assets outside the ordinary course of business) of up to $10 million, commencing June 30, 2010.  As a result of the fourth amendment, the Company will calculate Adjusted EBITDA differently commencing June 30, 2010.  The revised calculation of “Adjusted EBITDA,” as in effect June 30, 2010, will be reported alongside the historical calculation of EBITDA.  Adjusted EBITDA will be presented and reconciled to EBITDA and Net Income/Loss and Adjusted EBITDA will continue to be the basis for which compliance with a number of covenants will be determined, including certain ratios. The current calculation of Adjusted EBITDA is as follows:

Consolidated net income or loss

+ Interest income
+ Depreciation and amortization expense
+ Diamond Games settlement costs (up to $9 million through June 30, 2009)
+ Non-cash expense related to stock compensation
+ Asset impairment (up to $10 million)
+ Severance (up to $1million through September 30, 2009)

And the calculation of Adjusted EBITDA, as of June 30, 2010, is as follows:

Consolidated net income or loss
+ Interest income
+ Depreciation and amortization expense
+ Non-cash expense related to stock compensation
+ Extraordinary, unusual or non-cash non-recurring expenses or losses (up to $10 million)
-  Non-cash income items
- Extraordinary income or gains

There are no items included in the calculation of Adjusted EBITDA that were not previously agreed to as part of the amendments to the Credit Agreement.

The Credit Agreement is collateralized by substantially all of the Company’s assets, and also contains financial covenants as defined in the agreement. As of March 31, 2010, the Company is in compliance with the loan covenants. The Credit Agreement requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in its businesses).

The Credit Agreement provides the Company with the ability to finance development agreements and acquisitions and working capital for general corporate purposes. Advances under the revolving credit commitment and the term loan mature on April 27, 2012, and bear interest at the Eurodollar rate plus the applicable spread, tied to various levels of interest pricing determined by total debt to EBITDA.

As of March 31, 2010, the $59.6 million on the term loan bore interest at 6.5%.  After taking into account the fourth amendment, the Company has $30 million available under the Credit Agreement, subject to covenant restrictions.

10.  WRITE-OFF, RESERVE, IMPAIRMENT AND SETTLEMENT CHARGES

Write-off, reserve, impairment and settlement charges for the three and six month periods ended March 31, 2010 and 2009 consisted of the following:

	Three month period ended		Six month period ended
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
Litigation and settlement costs	$-	$4,241	$-	$7,921
Reserve against note and accounts receivable	2,762	248	2,912	397
Write-off of install costs and portable buildings in Alabama	332	-	332	-
Severance and related benefit costs	-	1,064	-	1,064
Write-off of property and equipment and intangibles	72	482	271	590
Total write-off, reserve, impairment and settlement charges	$3,166	$6,035	$3,515	$9,972

11.  INCOME TAXES

Income tax expense for the three and six month periods ended March 31, 2010 were $2.8 million and $2.3 million, respectively.  As a result of changes in the Company’s forecast for Fiscal 2010, due to events during the three months ended March 31, 2010 related to the Alabama market (see Note 10 “Write-off, reserve, impairment and settlement charges” and Note 13 “Commitments and Contingencies”), the Company recorded an increase in its valuation allowance against a portion of its deferred tax assets in the amount of $2.6 million.  Income tax benefits were recorded during the three and six month periods ended March 31, 2009 of $1.8 million and $5.1 million commensurate with the net loss reported in those respective periods.

12.   LOSS PER COMMON SHARE

Loss per common share is computed in accordance with ASC Topic 260, “Earnings per Share.” Presented below is a reconciliation of net loss available to common shareholders and the differences between weighted average common shares outstanding, which are used in computing basic loss per share, and weighted average common and potential shares outstanding, which are used in computing diluted loss per share.  Diluted amounts are not included in the computation of diluted loss per share, as such amounts would be antidilutive.

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Net loss available to common shareholders (in thousands)	$(5,597)	$(3,394)	$(9,726)	$(9,318)
Weighted average common shares outstanding	27,340,583	26,642,911	27,290,958	26,633,136
Effect of dilutive securities:
Options	-	-	-	-
Weighted average common and potential shares outstanding	27,340,583	26,642,911	27,290,958	26,633,136
Basic earnings (loss) per share	$(0.20)	$(0.13)	$(0.36)	$(0.35)
Diluted earnings (loss) per share	$(0..20)	$(0.13)	$(0.36)	$(0.35)

The Company had the following options to purchase shares of common stock that were not included in the weighted average common and potential shares outstanding in the computation of dilutive earnings per share, due to the antidilutive effects of having a net loss:

	Three months ended March 31,		Six months ended March 31,
	2010	2009	2010	2009
Common Stock Options	6,734,360	7,154,893	6,786,218	6,949,306
Range of exercise price	$1.00-18.71	$1.00-18.71	$1.00-$18.71	$1.00-$21.53

In the three and six month periods ended March 31, 2010, options to purchase approximately 4.6 million shares of common stock, with exercise prices ranging from $3.58 to $18.71 per share and $3.95 to $18.71 per share, respectively, were not included in the computation of dilutive loss per share, due to the antidilutive effect, and approximately  2.2 million equivalent shares were not included, due to the loss generated in the current periods.

13.      COMMITMENTS AND CONTINGENCIES

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

On February 23, 2010, we filed a motion for summary judgment of non-infringement of the ‘035 Patent and a motion for summary judgment challenging the validity of the ‘035 Patent under 35 U.S.C. § § 102 and 103.  The Court will hear both motions on June 10, 2010.  A trial date will be scheduled during the Final Pre-Trial Conference on September 9, 2010 if both motions for summary judgment are denied

We continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome.

Alabama Litigation. The Company, along with other major manufacturers, recently was named in two lawsuits, as further described below, both pending in federal court in Alabama.  The lawsuits were filed on behalf of patrons of Victoryland in Shorter, Alabama, and include several claims related to the alleged illegality of electronic bingo in Alabama.  The Company has filed motions to dismiss the complaints for, among other things, failure to state a claim for which relief could be granted.  All briefing on the motions are expected to be completed by the end of May, 2010, which should allow the court to be in a position to make a decision at that time.

Walter Bussey, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010 in the United States District Court for the Middle District of Alabama Eastern Division against the Company, Macon County Greyhound Park, Inc. (Victoryland), as a corporation, International Gaming Technologies, Inc., Cadillack Jack, Inc., Colossus, Inc., Rocket Gaming Systems, LLC, Nova Gaming, LLC, and Bally Gaming, Inc.  Plaintiffs are seeking actual damages, compensatory damages, treble damages and/or punitive damages based on both Ala. Code, Sec 8-1-150(A), and the Racketeer Influenced and Corruption Organizations Act, 18 U.S.C. sec 1961(1) and claim, in part, that the defendants conspired to promote gambling and/or to advance or profit from gambling activity in violation of Ala. Code Sec. 13 A-12-23 and have requested that the court certify the action as a Class Action as required under the Federal Rules of Civil Procedure.

On April 28, 2010, the Company filed a Motion to Dismiss pursuant to Rules 12(b)(2), (5) and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against the Company on which relief could be granted.  On April 29, 2010 the court issued an order that all briefs related to the motion to dismiss are due by May 28, 2010.

We continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome.

Ethel Adell, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on February 16, 2010 in the United States District Court for the Middle District of Alabama Eastern Division, against the Company, Macon County Greyhound Park, Inc. (Victoryland), as a corporation, International Gaming Technologies, Inc., Cadillack Jack, Inc., Colossus, Inc., Rocket Gaming Systems, LLC, Nova Gaming, LLC, and Bally Gaming, Inc.  The plaintiffs are seeking are seeking actual damages, compensatory damages, treble damages and/or punitive damages based on Ala. Code, Sec 8-1-150(A), the Alabama Deceptive Trade Practices Act, and the Racketeer Influenced and Corruption Organizations Act 18 U.S.C. sec 1961(1).

On April 28, 2010, the Company filed a motion to dismiss pursuant to Rules 12(b)(2), (5) and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against the Company on which relief could be granted.  On April 29, 2010, the Court issued an order that all briefs related to the motion to dismiss are due by May 27, 2010.

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

Alabama.  On November 13, 2009, the Supreme Court of Alabama, in a 6-3 decision, reversed and remanded a trial court’s preliminary injunction in favor of a charity operating bingo in the Town of White Hall, Lowndes County, Alabama, referred to herein as the White Hall decision.  The appeal arose out of a raid conducted by the Governor’s Task Force on Illegal Gambling on March 19, 2009.  The Governor’s Task Force on Illegal Gambling seized server-based bingo gaming systems, computers, servers, and cash.  Included with the equipment seized were approximately 34 of the Company’s games and certain of the Company’s charity bingo equipment located in Alabama.  The Governor’s Task Force on Illegal Gambling also filed a forfeiture action against all of the equipment seized at White Hall.  The forfeiture action remains pending in the trial court.   The Supreme Court of Alabama denied an application for rehearing filed by the charity that operates White Hall.

In the White Hall decision, the Supreme Court of Alabama established a definition of “bingo” that included a set of standards that apply to the operation of charity bingo in Alabama.  We believe that our modified games comply with the standards established by the recent Supreme Court decision and have received certifications and/or formal written opinions from independent gaming laboratories verifying to us that each game, as modified, is compliant with the applicable Alabama standards.  Notwithstanding our initiatives to have our games comply with the specified standards, there can be no assurance that we will not encounter further legal, regulatory, financial, or competitive issues related to this matter as the Alabama Governor continues to take the position that even those games that purport to comply with the Supreme Court ruling are illegal.  We cannot be certain that operators, law enforcement officials or regulatory bodies in Alabama will decide that our games, as reintroduced to the Alabama market, are in compliance with the standard set forth by the Supreme Court or that a court will not later determine that the modified equipment does not comply with the standards set forth in the White Hall decision or other applicable laws.

Three of the four facilities in Alabama which have historically placed our charitable bingo units, as well as other game manufacturers, voluntarily ceased operations following an unsuccessful attempt by the Governor’s Task Force on Illegal Gambling to raid certain of those facilities.  Two of those facilities remain closed.  We have voluntarily removed our charitable bingo units from the other facility. The other facility in Alabama where the Company has historically placed units is operating under the protection of a temporary restraining order.  The Alabama Supreme Court is expected to rule on the validity of the restraining order in the near future.  There can be no assurance that we will not encounter further legal, regulatory, financial, or competitive issues related to this matter as the Alabama Governor continues to take the position that even those games that purport to comply with the Alabama Supreme Court ruling are illegal.

Further, three lower court decisions issued in the past nine months by both State and federal trial courts ruled or implied that electronic bingo was illegal under the particular constitutional amendments for Madison, Walker and Jefferson counties as examined by those courts. We do not have any equipment in these counties and were not directly affected by these rulings.

14.      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued, and determined that no events, other than those disclosed within the footnotes hereto, have occurred subsequent to March 31, 2010 that warrant additional disclosure or accounting considerations.

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

Overview

Multimedia Games, Inc. designs, manufactures and supplies innovative standalone and networked gaming systems.  Our products and systems are used by Native American tribes and commercial casino operators as well as state lottery operators in North America, and our electronic bingo and lottery systems are deployed in certain international markets.  We have long been a provider of server-based gaming systems known as central determinant and downloadable systems.  These systems are used by our Native American gaming operator customers in both Class II and Class III, as defined below, settings, by our commercial casino customers, by operators of charity and commercial bingo gaming facilities, and by lottery jurisdictions for operation of their video lottery systems.

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

We derive the majority of our gaming revenues from participation, or revenue share, agreements.  Under our participation agreements, we place third party player terminals and systems, as well as our proprietary and other licensed game content, at a customer’s facility in return for a share of the revenues that these terminals and systems generate.  As of March 31, 2010, we have 13,179 gaming units in operation domestically and internationally which are installed pursuant to revenue share arrangements.  We also generate revenues from the sale of gaming units and systems as we expand into additional gaming jurisdictions and into other segments of the gaming market.  We also generate revenues from our provision of the central determinant system for approximately 12,500 video lottery terminals installed at racetracks in the State of New York and operated by the New York State Division of the Lottery.

RESULTS OF OPERATIONS

Three and Six Month Periods Ended March 31, 2010 Compared to Three and Six Month Periods Ended March 31, 2009

Below are our revenues and costs and expenses for the periods noted above.  This information should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.  (in thousands)

	Three month periods ended			Six month periods ended
	March 31,			March 31,
	2010	2009	% change	2010	2009	% change
Revenue
Gaming Operations
Participation revenue	$21,460	$27,060	(20.7)%	$42,178	$51,773	(18.5)%
Lottery	1,956	1,821	7.4%	3,660	3,456	5.9%
Gaming Equipment and Systems Sales
Player terminal and equipment sales	6,618	4,336	52.6%	9,183	6,025	52.4%
Systems and Licensing	1,551	19	8063.2%	2,236	96	2,229.2%
Other Revenue	553	634	(12.8)%	1,146	1,096	4.5%
Total Revenue	32,138	33,870	(5.1)%	58,403	62,446	(6.5)%
Costs and Expenses
Cost of revenues	3,727	2,327	60.2%	5,837	4,174	39.8%
Selling, general and administrative	14,170	14,438	(1.9)%	28,790	30,765	(6.4)%
Write-offs, reserves, impairment and settlement charges	3,166	6,035	(47.5)%	3,515	9,972	(64.8)%
Depreciation and amortization	13,670	15,639	(12.6)%	27,224	30,504	(10.7)%

Other expense, net	(223)	(645)	(65.4)%	(482)	(1,416)	(65.9)%

	At March 31,
	2010	2009	% change
End-of-period installed player terminal base:
Oklahoma	6,736	7,624	(11.6)%
Mexico	5,022	5,125	(2.0)%
Alabama(1)	320	2,273	(85.9)%
Other	1,101	1,767	(37.7)%
Total participation units	13,179	16,789	(21.5)%

(1)
See Notes 10 and 13 of the Notes to Condensed Consolidated Financial Statements.  Some of the facilities of the Company’s Alabama customers are currently closed, and if the facilities of the Company’s Alabama customers continue to remain closed, the resulting decrease in our revenue and EBITDA for the 2010 fiscal year, as well as additional write-down of assets currently dedicated to the Alabama market, may adversely impact our financial position and results of operations.

Three Months Ended March 31, 2010, Compared to Three Months Ended March 31, 2009

Total revenues for the three months ended March 31, 2010, were $32.1 million, compared to $33.9 million for the three months ended March 31 2009, a $1.8 million or 5.1% decrease.

Gaming Operations – Participation revenue

▪
Oklahoma gaming revenues were $15.5 million in the three months ended March 31, 2010, compared to $18.0 million in the three months ended March 31, 2009, a decrease of $2.5 million, or 13.9%. Oklahoma’s end of period unit count as of March 31, 2010 was 6,736 compared to 7,624 as of March 31, 2009, a 888 unit or 11.6% decrease.  This unit reduction was primarily caused by casinos that purchased or removed 551 units from their floor and the remainder due to a continuing remodel project at our largest customer location. To a lessor extent the revenue decrease can also be attributed to the continuing economic slowdown in the Oklahoma market.

▪
Revenues from the Mexico bingo market were $2.4 million in the three months ended March 31, 2010 and $2.7 million during the same period of 2009, a decrease of $284,000 or 10.6%. As of March 31, 2010, we had installed 5,022 player terminals at 26 bingo parlors in Mexico compared to 5,125 terminals installed at 25 bingo parlors at March 31, 2009. The reduction in the number of units relates to our strategic initiative to reduce our overall footprint in the facilities of our largest customer in Mexico and the beginning of a transition in the Mexico market from a Class II product to a Class III product.  In addition, the decrease in revenue relates to a reduction in the win per unit in Mexico caused by an increased supply into the major Mexican markets and can also be attributable to a national smoking policy change that has affected traffic into our customers’ locations since the first quarter of Fiscal 2010.

▪
Alabama gaming revenues decreased $1.9 million, or 69.0%, to $858,000 for the three months ended March 31, 2010, compared to $2.8 million for the three months ended March 31, 2009. The decrease in revenue relates to the previously disclosed fact that the Company no longer has units in operation at three of the four facilities in Alabama where the Company has historically placed its charitable bingo units.  The fourth facility where the Company has historically placed units is operating under the protection of a temporary restraining order. The Alabama Supreme Court is expected to rule on validity of the restraining order in the near future. There can be no assurance that we will not encounter further legal, regulatory, financial, or competitive issues related to this matter as the Alabama Governor continues to take the position that even those games that purport to comply with the Alabama Supreme Court ruling are illegal.  See Notes 10 and 13 of the Notes to Condensed Consolidated Financial Statements.

▪
Other gaming operations revenue relates to participation revenue from other states, including Washington, Wisconsin, Texas, New York, Minnesota, California and Rhode Island.  Gaming revenue from these states combined was $2.7 million in the three months ended March 31, 2010 compared to $3.9 million during the same period of 2009, a $1.2 million, or 29.7%, decrease.  The end of period unit count for these states decreased to 1,101 as of March 31, 2010 from 1,767 as of March 31, 2009.  Other gaming operations revenue includes back office fees for system installations of $956,000 and $813,000 for the three months ended March 31, 2010 and 2009, respectively.

Gaming Operations – Lottery

▪
Revenues from the New York Lottery system increased $135,000, or 7.4%, to $2.0 million in the three months ended March 31, 2010, from $1.8 million in the three months ended March 31, 2009. Currently, eight of the nine planned racetrack casinos are operating, with approximately 12,500 total terminals.  The increase is attributable to increased activity within the New York Lottery system.

Gaming Equipment and System Sales –Player Terminal and Equipment Sales

▪
Player terminal and equipment sales were $6.6 million for the three months ended March 31, 2010, and $4.3 million for the three months ended March 31, 2009, an increase of $2.3 million or 52.6%. Player terminal sales for the three months ended March 31, 2010 were $5.0 million on the sale of 361 new proprietary units, compared to $2.7 million on a sale of third party units for the three month period ended March 31, 2009.  Gaming equipment sales were $1.3 for the three month periods ended March 31, 2010 compared to $1.7 million March 31, 2009.  Generally, gaming equipment sales include ancillary equipment necessary for the full functionality of the player terminals in a casino; however, in the three month periods ended March 31, 2010 and 2009 gaming equipment sales also included $98,000 and $99,000 of used equipment sales, respectively.  Player terminal and equipment sales also include $288,000 related to deferred revenue recognized during the three month period ended March 31, 2010 due to contract amendments or final execution of deliverables.

Gaming Equipment and System Sales – Systems and Licensing

▪
Systems and licensing sales revenue was $1.6 million for the three months ended March 31, 2010, and $19,000 for the three months ended March 31, 2009. Systems and licensing revenue for the three months ended March 31, 2010 relates to a system sale of $1.0 million, $237,000 of licenses associated with the player terminal sales during the period and $274,000 of systems and game themes sold in prior periods being amortized to revenue from deferred revenue over the contract period.

Cost of Revenues

▪
Total cost of revenues, which includes cost of gaming equipment and system sales and royalty fees, increased $1.4 million, to $3.7 million in the three months ended March 31, 2010, from $2.3 million in the three months ended March 31, 2009. Costs of sales related to player terminal sales were $2.8 million and $763,000 for the three months periods ended March 31, 2010 and 2009, respectively, and royalty fees were $425,000 and $631,000 for the same periods.  Cost of sales for the three months ended March 31, 2010 also includes $173,000 of costs of prior period shipments being amortized from deferred revenue over the contract period and $286,000 related to the sale of gaming equipment during the period.

Selling, General and Administrative Expenses

▪
Selling, general and administrative expenses, or SG&A, decreased approximately $268,000, or 1.9%, to $14.2 million for the three months ended March 31, 2010, from $14.4 million in the same period of 2009. This decrease was primarily a result of a decrease in repair and maintenance of leased gaming equipmentof $513,000 offset by a $280,000 increase in professional fees.

Write-off, reserve, impairment and settlement charges

▪
Write-off, reserve, impairment and settlement charges for the three month period ended March 31, 2010 were $3.2 million compared to $6.0 million for three month period ended March 31, 2009.  The charges in the current period consisted primarily of approximately $3.1 million of reserves and impairment charges for a note receivable and installation and other costs associated with our operations within the state of Alabama.  As previously disclosed, in April 2010, one of the Alabama facilities where we have historically placed games indicated that under current conditions it will remain closed and consequently has substantial doubts as to its ability, in the short term, to make scheduled payments pursuant to the terms of its development agreement.   These developments led us to conclude that the closures of this and certain other Alabama customer facilities are likely to be other than temporary.  Therefore, we initiated an analysis of the carrying value of assets deployed at the facilities for impairment.  Based on our analysis a reserve has been established against the principal and accrued interest of a note receivable, as well as accounts receivable, in the amount of $2.8 million.  In addition, we wrote off other capitalized costs related to these facilities, including install costs and portable structures in the amount of $332,000. We determined that all player terminals and related equipment can be retrieved from the Alabama facilities, reconfigured and re-deployed or sold into other markets, in addition one customer facility continues to operate under the protection of a restraining order; thus, no impairment charge deemed necessary for assets at this customer facility or for player terminals and related equipment.

▪
In addition to the charges related to the Alabama market, during the three period ended March 31, 2010 as part of the Company’s routine asset analysis, charges of $72,000 were incurred, including the write-off of facility install costs, components, licenses, capitalized software and reserves for bad debts.

▪
On May 1, 2009, the Company entered into a comprehensive settlement agreement to resolve all claims arising from a November 2004 lawsuit. The Company incurred charges of $4.2 million for the three month period ended March 31, 2009 related to legal fees and settlement costs, net of insurance proceeds.  In addition, during the three month period ended March 31, 2009 as part of the Company’s routine asset analysis, charges of $730,000 were incurred, including the write-off of facility install costs, components, licenses, patents, capitalized software and reserves for bad debts; and $1.1 million for severance and other benefits.

Amortization and Depreciation

▪
Amortization expense decreased $485,000, or 37.0%, to $826,000 for the three months ended March 31, 2010, compared to $1.3 million for the same period of 2009.  Depreciation expense decreased $1.5 million, or 10.4%, to $12.8 million for the three months ended March 31, 2010 from $14.3 million for the three month period ended March 31, 2009, primarily as a result of a reduction in capital expenditures and assets becoming fully depreciated.

Other Income and Expense

▪
Interest income decreased $327,000, or 26.3%, to $919,000 for the three months ended March 31, 2010, from $1.2 million in the same period of 2009. We entered into development agreements with a customer under which approximately $46.4 million has been advanced and is outstanding at March 31, 2010, and for which we impute interest on these interest-free loans. For the three months ended March 31, 2010, we recorded imputed interest of $845,000 relating to development agreements with an imputed interest rate range of 5.75% to 9.0%, compared to $1.1 million for the same period in 2009.  In addition, interest income of $74,000 was accrued during the three month period ended March 31, 2010 on interest bearing notes.

▪
Interest expense decreased $749,000, or 39.6%, to $1.1 million for the three months ended March 31, 2010, from $1.9 million in the same period of 2009 due to a reduction in the outstanding debt balance.

▪	We had no other income for the three month periods ended March 31, 2010 and 2009.

Income Taxes

▪
Income tax increased by $4.6 million to an expense of $2.8 million for the three months ended March 31, 2010, from an income tax benefit of $1.8 million in the same period of 2009. These figures represent effective income tax rates of (98.6)% and 34.9% for the three months ended March 31, 2010 and 2009, respectively. During the three month period ended March 31, 2010, we recorded an increase in valuation allowance against our remaining deferred tax assets in the amount of $2.6 million.  The increase in valuation allowance is the result of changes in our forecast, based on events described above, for the remainder of the 2010 fiscal year and the determination that it is more likely than not that we will not be able to recover all of our deferred tax assets.

Six Months Ended March 31, 2010, Compared to Six Months Ended March 31, 2009

Total revenues for the six months ended March 31, 2010, were $58.4 million, compared to $62.4 million for the six months ended March 31 2009, a $4 million or 6.5% decrease.

Gaming Operations – Participation revenue

▪
Oklahoma gaming revenues were $29.5 million in the six months ended March 31, 2010, compared to $34.8 million in the six months ended March 31, 2009, a decrease of $5.3 million or 15.3%. Oklahoma’s end of period unit count as of March 31, 2010 was 6,736 compared to 7,624 as of March 31, 2009, a 888 unit or 11.6% decrease.  This unit reduction was primarily caused by casinos that purchased or removed 551 units from their floor and the remainder due to a continuing remodel project at our largest customer location. To a lessor extent the revenue decrease can also be attributed to the continuing economic slowdown in the Oklahoma market.

▪
Revenues from the Mexico bingo market were $4.5 million in the six months ended March 31, 2010 and $5.1 million during the same period of 2009, a decrease of $603,000 or 11.9%. As of March 31, 2010, we had installed 5,022 player terminals at 26 bingo parlors in Mexico compared to 5,125 terminals installed at 25 bingo parlors at March 31, 2009. The reduction in the number of units relates to our strategic initiative to reduce our overall footprint in the facilities of our largest customer and the beginning of a transition in the Mexico market from a Class II product to a Class III product.  In addition, the decrease in revenue relates to a reduction in the win per unit in Mexico caused by an increased supply into the major Mexican markets and can also be attributable to a national smoking policy change that has affected traffic into our customers’ locations during the period.

▪
Alabama gaming revenues decreased $2.4 million, or 45.5%, to $2.8 million for the six months ended March 31, 2010, compared to $5.2 million for the six months ended March 31, 2009. The decrease in revenue relates to the previously disclosed fact that the Company no longer has units in operation at three of the four facilities in Alabama where the Company has historically placed its charitable bingo units.  The fourth facility where the Company has historically placed units is operating under the protection of a temporary restraining order.  The Alabama Supreme Court is expected to rule on validity of the restraining order in the near future. There can be no assurance that we will not encounter further legal, regulatory, financial, or competitive issues related to this matter as the Alabama Governor continues to take the position that even those games that purport to comply with the Alabama Supreme Court ruling are illegal.  See Notes 10 and 13 of the Notes to Condensed Consolidated Financial Statements.

▪
Other gaming operations revenue relates to participation revenue from other states, including Washington, Wisconsin, Texas, New York, Minnesota, California and Rhode Island.  Gaming revenue from these states combined was $5.4 million in the six months ended March 31, 2010 compared to $7.0 million during the same period of 2009 a $1.6 million, or 23.2%, decrease.   The end of period unit count for these states decreased to 1,101 as of March 31, 2010 from 1,767 as of March 31, 2009.  In addition, other gaming operations revenue includes back office fees for system installations of $1.9 million and $1.6 million for the six months ended March 31, 2010 and 2009, respectively.

Gaming Operations – Lottery

▪
Revenues from the New York Lottery system increased $204,000, or 5.9%, to $3.7 million in the six months ended March 31, 2010, from $3.5 million in the six months ended March 31, 2009. Currently, eight of the nine planned racetrack casinos are operating, with approximately 12,500 total terminals.  The increase is attributable to increased activity within the New York Lottery system.

Gaming Equipment and System Sales –Player Terminal and Equipment Sales

▪
Player terminal and equipment sales were $9.2 million for the six months ended March 31, 2010, and $6.0 million for the six months ended March 31, 2009, an increase of $3.2 or 52.4%. Player terminal sales for the six months ended March 31, 2009 were $6.7 million on sales of 493 new proprietary units, compared to $4.4 million on sales of third party units for the six month period ended March 31, 2010.  Gaming equipment sales were $1.6 million and $1.7 million for the six month periods ended March 31, 2010 and 2009, respectively.  Generally, gaming equipment sales include ancillary equipment necessary for the full functionality of the player terminals in a casino; however, in six months ended March 31, 2010 and 2009 gaming equipment sales also included $302,000 and $99,000 of used equipment sales, respectively.  Player terminal and equipment sales also include $841,000 related to deferred revenue recognized during the six months period ended March 31, 2010 due to contract amendments or final execution of deliverables.

Gaming Equipment and System Sales – Systems and Licensing

▪
Systems and licensing sales revenue was $2.2 million for the six months ended March 31, 2010, and $96,000 for the six months ended March 31, 2009. Systems and licensing revenue for the six months ended March 31, 2010 relates to a system sale of $1.0 million, $562,000 of licenses associated with the player terminal sales during the period, $457,000 of systems and game themes sold in prior periods being amortized to revenue from deferred revenue over the contract period.

Cost of Revenues

▪
Total cost of revenues, which includes cost of gaming equipment and system sales and royalty fees, increased $1.6 million, to $5.8 million in the six months ended March 31, 2010, from $4.2 million in the six months ended March 31, 2009. Costs of sales related to player terminal sales were $3.9 million and $2.2 million for the six months periods ended March 31, 2010 and 2009, respectively, and royalty fees were $884,000 and $1.0 million for the same periods.  Cost of sales for the six months ended March 31, 2010 also includes $503,000 of costs from deferred revenue related to prior period shipments recognized during the period and $512,000 related to the sale of gaming equipment during the period.

Selling, General and Administrative Expenses

▪
Selling, general and administrative expenses, or SG&A, decreased approximately $2.0 million, or 6.4.%, to $28.8 million for the six months ended March 31, 2010, from $30.8 million in the same period of 2009. This decrease was primarily a result of a decrease in repairs & maintenance of $1.4 million and a decrease in inventory expense of $675,000.

Write-off, reserve, impairment and settlement charges

▪
Write-off, reserve, impairment and settlement charges for the six month period ended March 31, 2010 were $3.5 million compared to $10.0 million for six month period ended March 31, 2009.  The charges in the current period consisted primarily of approximately $3.1 million of reserves and impairment charges for a note receivable and installation and other costs within the state of Alabama.  In addition to the charges related to the Alabama market, during the six month period ended March 31, 2010 as part of the Company’s routine asset analysis, charges of $421,000 were incurred, including the write-off of facility install costs, components, licenses, capitalized software and reserves for bad debts.

▪
On May 1, 2009, the Company entered into a comprehensive settlement agreement to resolve all claims arising from a November 2004 lawsuit. The Company incurred charges of $7.9 million six month period ended March 31, 2009 related to legal fees and settlement costs, net of insurance proceeds.  In addition, during the three and six month period ended March 31, 2009 as part of the Company’s routine asset analysis, charges of $987,000 were incurred, including the write-off of facility install costs, components, licenses, patents, capitalized software and reserves for bad debts; and $1.1 million for severance and other benefits.

Amortization and Depreciation

▪
Amortization expense decreased $1.1 million, or 40.4%, to $1.6 million for the six months ended March 31, 2010, compared to $2.7 million for the same period of 2009.  Depreciation expense decreased $2.2 million, or 7.9%, to $25.6 million for the six months ended March 31, 2010 from $27.8 million for the six month period ended March 31, 2009, primarily as a result of a reduction in capital expenditures and assets becoming fully depreciated.

Other Income and Expense

▪
Interest income decreased $568,000, or 22.4%, to $2.0 million for the six months ended March 31, 2010, from $2.5 million in the same period of 2009. We entered into development agreements with a customer under which approximately $46.4 million has been advanced and is outstanding at March 31, 2010, and for which we impute interest on these interest-free loans. For the six months ended March 31, 2010, we recorded imputed interest of $1.8 million relating to development agreements with an imputed interest rate range of 5.75% to 9.0%, compared to $2.3 million for the same period in 2009.  In addition, interest income of $217,000 was accrued during the six month period ended March 31, 2010 on interest bearing notes.

▪
Interest expense decreased $1.5 million, or 39.2%, to $2.5 million for the six months ended March 31, 2010, from $4.0 million in the same period of 2009 due to a reduction in the outstanding debt balance.

▪
We had no other income for the six months ended March 31, 2010, compared to $74,000 in the same period of 2009. Other income primarily decreased due to the last distribution from a partnership interest.

Income Taxes

▪
Income tax increased by $7.3 million to an expense of $2.3 million for the six months ended March 31, 2010, from an income tax benefit of $5.1 million in the same period of 2009. These figures represent effective income tax rates of (30.6)% and 35.2% for the six months ended March 31, 2010 and 2009, respectively. During the three month period ended March 31, 2010, we recorded an increase in valuation allowance against our remaining deferred tax assets in the amount of $2.6 million.  The increase in valuation allowance is the result of changes in our forecast, based on events described above,  for the remainder of the 2010 fiscal year and the determination that it is more likely than not that we will not be able to recover all of our deferred tax assets.

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

Effect if Different Assumptions Used: When we have determined that VSOE does not exist for any undelivered elements of an arrangement, then the aggregate value of the arrangement, including the value of products and services delivered or performed, is initially deferred until all hardware and software is delivered, and then is recognized ratably over the period of the last deliverable, generally the service period of the contract. The deferral of revenue under arrangements where we have determined that VSOE does not exist has resulted in $5.0 million being recorded as deferred revenue at March 31, 2010. If we had made alternative assessments as to the existence of VSOE in these arrangements, some or all of these amounts could have been recognized as revenue prior to March 31, 2010.

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

Property and Equipment and Leased Gaming Equipment. Property and equipment and leased gaming equipment is stated at cost. The cost of property and equipment and leased gaming equipment is depreciated over their estimated useful lives, generally using the straight-line method for financial reporting, and regulatory acceptable methods for tax reporting purposes. Player terminals and related components and equipment are included in the Company’s rental pool.  The rental pool can be further delineated as “rental pool – deployed”, which consists of assets deployed at customer sites under participation agreements, and “rental pool – undeployed”, which consists of assets with the Company that are available for customer use. Rental pool – undeployed consists of both new units awaiting deployment to a customer site and previously deployed units currently back with the Company to be refurbished awaiting re-deployment. Routine maintenance of property and equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated useful life (Critical Assumption #1) of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in our results of operations.

Management reviews long-lived asset classes for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For impairment analysis purposes, the Company’s rental pool is viewed as a fungible pool of assets; including assets in both rental pool-deployed and rental pool-undeployed.  In order to determine whether these assets are impaired, the net book value of the rental pool is compared to an estimate of future net cash flows from all existing facilities. The primary assumption used in determining future cash flows is our estimate of future revenue.  In addition, the Company analyzes the composition of its rental pool to determine the future use of older models and related components for those models.  The impairment analysis for the fiscal year ended September 30, 2009 indicated that we had substantial cash flows to fully recover the carrying value of the entire rental pool.  As of March 31, 2010 and September 30, 2009, the balance sheet consisted of $56.3 million and $65.4 million, respectively, of rental pool assets. (Critical Assumption #2)

Assumptions/Approach used for Critical Assumption #1: The carrying value of the asset is determined based upon management’s assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight line basis, where the useful life of items in the rental pool has been determined by management to be three years.

Effect if different assumptions used for Critical Assumption #1: While we believe that the useful lives that have been determined for our fixed assets are reasonable, different assumptions could materially affect the carrying value of the assets, as well as the depreciation expense recorded in each respective period related to those assets. During the three month period ended March 31, 2010, a significant portion of the $13.7 million of depreciation and amortization expense related to assets in the rental pool. If the depreciable life of assets in our rental pool were changed from three years to another period of time, we could incur a materially different amount of depreciation expense during the period.

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

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Critical Assumption #2). For the three month period ended March 31, 2010, there was no impairment to the assets’ carrying values.

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

Income Taxes. In accordance with ASC Topic 740, “Income Taxes”, we have recorded deferred tax assets and liabilities to account for the expected future tax benefits and consequences of events that have been recognized in our financial statements and our tax returns. There are several items that result in deferred tax asset and liability impact to the balance sheet. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, it is reduced by a valuation allowance to remove the benefit of recovering those deferred tax assets from our financial statements. Additionally, in accordance with ASC Topic 740, as of March 31, 2010, we have recorded a liability of $346,000 associated with uncertain tax positions. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are required to determine whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position in order to record any financial statement benefit. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Assumptions/Approach Used: Numerous judgments and assumptions are inherent in the determination of future taxable income and tax return filing positions that we take, including factors such as future operating conditions. As of September 30, 2009, management evaluated its ability to utilize the full extent of its deferred tax assets and noted that as of September 30, 2008, the Company had historically reflected a strong earnings history, and had reported cumulative book income for the three years ending September 30, 2008.  However, as of September 30, 2009, the Company’s earnings had deteriorated, and given the large loss experienced for the current fiscal year, the Company had reported three years of cumulative book losses. Furthermore, management’s 2010 financial forecast indicated that the Company expected to be near breakeven, and due to uncertainties in the overall economy and the gaming industry specifically, felt that we would not be able to rely, with a sufficient level of certainty, on projections beyond the coming fiscal year.

Effect if Different Assumptions Used: Management, along with consultation from an independent public accounting firm used in tax consultation, continually evaluate complicated tax law requirements and their effect on our current and future tax liability and our tax filing positions. Despite our attempt to make an accurate estimate, the ultimate utilization of our gross deferred tax assets of $29.1 million, primarily associated with the tax basis of our leased gaming equipment and property and equipment is largely dependent upon our ability to generate taxable income in the future or carryback losses to prior years with taxable income. Our liability for uncertain tax positions is dependent upon our judgment on the amount of financial statement benefit that an uncertain tax position will realize upon ultimate settlement and on the probabilities of the outcomes that could be realized upon ultimate settlement of an uncertain tax position using the facts, circumstances and information available at the reporting date to establish the appropriate amount of financial statement benefit. To the extent that a valuation allowance or uncertain tax position is established or increased or decreased during a period, we may be required to include an expense or benefit within income tax expense in the income statement.  As of September 30, 2009, management determined that it was not more likely than not that the Company would realize the full benefits associated with its gross deferred tax assets.  Therefore, a valuation allowance was recorded on our deferred tax assets to the extent that those deferred tax assets exceeded our carryback potential in the amount of $25.0 million.  This reserve was calculated based on our ability to carryback losses to the prior periods and uncertainty as to our ability to recover the full extent of these tax differences in future periods.  In addition, as of March 31, 2010 as a consequence to events that transpired subsequent to the quarter end, but prior to the issuance of our financial statements, management re-evaluated its forecast for the fiscal year and determined that is more likely than not that the Company will not recover all of its remaining deferred tax assets and therefore has increased its valuation allowance by $2.6 million.  Therefore, $1.6 million of net deferred tax assets remain as of March 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2010, we had $21.2 million in unrestricted cash and cash equivalents, compared to $12.5 million as of September 30, 2009. Our working capital as of March 31, 2010, was $29.1 million, compared to a working capital of $28.7 million at September 30, 2009. The increase in working capital was primarily the result a decrease in accounts payable and accrued expenses of $2.8 million. During the six month period ended March 31, 2010, we used $14.6 million for capital expenditures of property and equipment compared to $26.5 million for the six month period ended March 31, 2009.  We collected $8.6 and $11.2 million on development agreements during the six month periods ended March 31, 2010 and 2009, respectively. In addition, we have $59.8 million outstanding and $30 million available for future borrowings under our Credit Agreement, as amended, subject to covenant restrictions (see the discussion of our Credit Agreement, below).

As of March 31, 2010, our total contractual cash obligations were as follows (in thousands):

	Payments Due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Revolving Credit Facility(1)	$—	$—	$—	$—	$—
Credit Facility Term Loan(2)	750	58,875	—	—	59,625
Operating leases(3)	1,548	2,216	2,132	687	6,583
Third party player terminals and licenses(4)	6,297	—	—	—	6,297
Purchase commitments	5,748	—	—	—	5,748
Total	$14,343	$61,091	$2,132	$687	$78,253

(1)	Relating to the revolving credit commitment under the Credit Agreement, bearing interest at the Eurodollar rate plus the applicable spread (5.25% as of March 31, 2010).
(2)	Consists of amounts borrowed under the term loan to our Credit Agreement at the Eurodollar rate plus the applicable spread (6.5% as of March 31, 2010).
(3)	Consists of operating leases for our facilities and office equipment.
(4)	Consists of commitments to purchase third-party player terminals and gaming content licenses.

During the six month period ended March 31, 2010, we generated $33.2 million in cash from our operations, compared to $11.3 million during the same period of 2009. This $21.9 million increase in cash generated from operations over the prior period was primarily due to collections on accounts receivable, reductions in inventories and prepaids; offset by a decrease in accounts payable.

Cash used in investing activities decreased $8.4 million to $9.7 million in the six month period ended March 31, 2010, from $18.1 million in the three month period ended March 31, 2009. The decrease was primarily the result of an decrease in net capital expenditures (acquisition of property and equipment and leased gaming equipment less transfer of leased gaming equipment to inventory) of $11.9 million, offset by a decrease in repayments under development agreements of $2.6 million and an increase in advances under development agreements of $700,000. Net additions to property and equipment and leased gaming equipment consisted of the following:

	Six month periods ended March 31,
	2010	2009
	(In thousands)
Gaming equipment	$13,695	$22,336
Third-party gaming content licenses	3,203	4,955
Other	454	28
Acquistion of property and equipment and leased gaming equipment	17,352	27,319
Transfer of leased gaming equipment to inventory	(2,773)	(818)
Total	$14,579	$26,501

Cash used in financing activities decreased by $23.7 million to a $14.4 million usage in the six month period ended March 31, 2010, from $9.3 million provided by financing activities in the same period of 2009. The decrease was primarily the result of increased cash collections on accounts and notes receivable allowing us to paydown the Credit Agreement by $15.4 million during the current period in comparison to the $9.3 million, net of repayments, borrowed during the same period in 2009.

Our capital expenditures for the next 12 months will depend upon the number of new player terminals that we are able to place into service at new or existing facilities and the actual number of repairs and equipment upgrades to the player terminals that are currently in the field. We will continue to offer games developed by us, as well as games from third parties in an attempt to optimize the balance between Oklahoma compact games (Class III) and our Class II product. As a result of this strategy, we have entered into purchase commitments for future purchases of player stations and licenses totaling $6.3 million from third party manufacturers.

Credit Agreement

See discussion of the Credit Agreement and our credit facility in Note 9 – Credit Agreement, Long-Term Debt and Capital Leases.

The Credit Agreement provides us with the ability to finance development agreements and acquisitions and working capital for general corporate purposes. Advances under the revolving credit commitment and the term loan mature on April 27, 2012, and bear interest at the Eurodollar rate plus the applicable spread, tied to various levels of interest pricing determined by total debt to Adjusted EBITDA.

We are currently in compliance with the covenants in our Credit Agreement, as recently amended; however, we cannot be certain that we will be able to achieve our operating objectives for fiscal 2010 and that we will continue to meet our covenants in the Credit Agreement.

If we fail to remain in compliance with the covenants of our Credit Agreement, we will be required to seek modification or waiver of the provisions of that agreement and potentially secure additional sources of capital. We cannot be certain that, if required, we will be able to successfully negotiate additional changes to or waivers of the Credit Agreement. Alternatively, we may incur significant costs related to obtaining requisite waivers or renegotiation of the Credit Agreement that could have a material and adverse effect on our operating results.

Our performance and financial results are, to a certain extent, subject to (i) general conditions in or affecting the Native American gaming industry, and (ii) general economic, political, financial, competitive and regulatory factors beyond our control. If our business does not continue to generate cash flow at appropriate levels or if we receive a material judgment against us in a lawsuit (See “Risk Factors – “The ultimate outcome of pending litigation is uncertain,” and “Part I – Item 1. Condensed Consolidated Financial Statements – Note 13 – Commitments and Contingencies”), we may need to raise additional financing. Sources of additional financing might include additional bank debt or the public or private sale of equity or debt securities. However, sufficient funds may not be available, on terms acceptable to us or at all, from these sources, or any others, to enable us to make necessary capital expenditures and to make discretionary investments in the future.  See Item 1A.Risk Factors – “Our Credit Agreement contains covenants that limit our ability to finance future operations or capital needs and to engage in other business activities.”

Stock-Based Compensation

At March 31, 2010, we had approximately 5.6 million options outstanding, with exercise prices ranging from $1.00 to $18.71 per share. At March 31, 2010, approximately 3.6 million of the outstanding options were exercisable.

During the three months ended March 31, 2010, options to purchase 24,500 shares of common stock were granted at a weighted average exercise price of $4.43 per share, and we issued 125,475 shares of common stock as a result of stock option exercises with a weighted average exercise price of $2.53.

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

CONTINGENCIES

For information regarding contingencies, see “Item 1. Condensed Financial Statements – Note 13 - Commitments and Contingencies” and “PART II – Item 1. Legal Proceedings.”

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

Our Credit Agreement provides us with additional liquidity to meet our short-term financing needs, as further described under “Item 1. Condensed Financial Statements - Note 9 – Credit Agreement, Long-Term Debt and Capital Leases.” Pursuant to the Credit Agreement, as amended, we may currently borrow up to a total of $90 million, of which $59.8 is outstanding and $30 million is available for future borrowings, subject to covenant restrictions.

Pursuant to the development agreements we enter into with many of our Native American tribal customers, we are required to advance funds to these Native American tribes for the construction and development of their gaming facilities, some of which are required to be repaid. As a result of our adjustable-interest-rate notes payable and fixed-interest-rate-notes receivable described in “Item 1. Condensed Financial Statements – Note 6 – Notes Receivable and Note 9 – Credit Agreement, Long-Term Debt and Capital Leases,” we are subject to market risk with respect to interest rate fluctuations. Any material increase in prevailing interest rates could cause us to incur significantly higher interest expense.

The Credit Agreement also requires that we enter into hedging arrangements covering at least $50.0 million of the term loan for a three-year period. On May 29, 2008, we purchased, for $390,000, an interest rate cap (5% cap rate) covering $50.0 million of the term loan. To the extent that LIBOR rates do not exceed the 5% cap rate, we estimate that a hypothetical increase of 100 basis points in interest rates would increase our annual interest expense by approximately $599,000, based on our variable debt outstanding of $59.6 million as of March 31, 2010.

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

Evaluation of Disclosure Control and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2010.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the second quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 1.	LEGAL PROCEEDINGS

The Company is a party to various material legal proceedings, which are described in Note 13 of Notes to Condensed Consolidated Financial Statements included herein and/or in the Company’s Annual Report on Form 10-K filed for the year ended March 31, 2010 under the caption “Item 3. Legal Proceedings.” We are subject to litigation from time to time in the ordinary course of our business, as well as litigation to which we are not a party that may establish laws that affect our business.  Except as discussed in Note 13 of the Notes to Consolidated Condensed Financial Statements included herein, which is incorporated by reference into this item, during the three month period covered by this Quarterly Report on Form 10-Q, the Company has not been named in any new material legal proceeding, and there have been no material developments in the previously reported legal proceedings.

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

Our efforts to explore strategic transactions may not result in any definitive transaction or enhance shareholder value, and may create a distraction for our management and uncertainty that may adversely affect our operating results and business.

As previously announced on March 15, 2010, the Board has commenced a process to evaluate the Company’s strategic alternatives to enhance shareholder value and has established a Special Committee to manage that process.  No timetable has been set for completion of this evaluation process, and there can be no assurance that any transaction will result.  The Board has engaged Deutsche Bank to provide financial advice and assist the Board with its evaluation process. There are various uncertainties and risks relating to our evaluation and negotiation of possible strategic transactions and our ability to consummate a definitive transaction, including:

▪	expected benefits may not be successfully achieved;

▪	decisions made by the Special Committee and the Board may not have to be approved by our shareholders;

▪
evaluation and negotiation of a proposed transaction may distract management from focusing our time and resources on execution of our 2010 operating plan, which could have a material adverse effect on our operating results and business;

▪
the current market price of our common stock may reflect a market assumption that a transaction will occur, and a failure to complete the transaction could result in a negative perception by investors in the Company generally and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into different strategic alternatives;

▪	the process of evaluating the proposed transaction may be time consuming and expensive and may result in the loss of business opportunities;

▪	perceived uncertainties as to our future direction may result in increased difficulties in retaining key employees and recruiting new employees, particularly senior management;

▪	perceived uncertainties as to our future may cause business partners to terminate, or not to renew or enter into, arrangements with us; and

▪
even if the Board of Directors of the Company negotiates a definitive agreement, we may be unable to complete the transaction due to the failure to obtain shareholder approval, failure to receive regulatory approval, failure to obtain customer consent, failure to satisfy other conditions to consummate the transaction, or we may be subject to litigation regarding the strategic review process or the transaction.

In addition, the market price of our common stock could be highly volatile during the period in which we are evaluating and negotiating a transaction, and may continue to be more volatile if we announce that we are no longer pursuing a proposed transaction.

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

For the six month periods ended March 31, 2010 and 2009, approximately 57% and 66%, respectively, of our total revenues were from Native American tribes located in Oklahoma, and approximately 45% and 43%, respectively, of our gaming revenues were from one tribe in that state. The significant concentration of our customers in Oklahoma means that local economic, regulatory and licensing changes may adversely affect our customers, and therefore our development agreements and our business, disproportionately to changes in national economic conditions, including adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, the loss of any of our Oklahoma tribes as customers, including our largest customer, would have a material and adverse effect upon our financial condition and results of operations. In addition, the legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe previously avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. The State of Oklahoma permits other types of gaming, both at Native American tribal gaming facilities and at Oklahoma racetracks, and many of our competitors may seek entry into this market. The loss of significant market share to these new gaming opportunities or the increased presence of our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.  We believe that the introduction of our competitor’s more aggressive instant bingo machines, with characteristics of traditional slot machines, into the Oklahoma market has adversely affected our operating results and market position in that state and may continue to do so in the future.

Our exclusive distribution agreements with third party manufacturers are expiring which may impact product performance and overall revenue.

We currently have the exclusive right, granted to us by WMS Industries, Inc., or WMS, to be the third party provider of WMS products to the Chickasaw Nation.  Such right expires on June 30, 2010 and we have been notified by WMS that they do not intend to renew our exclusive license.  Additionally we have the right to distribute products from Aristocrat Technologies, Inc., or Aristocrat, per an agreement with Aristocrat which is set to expire on December 31, 2010.  Though we do not anticipate a significant effect on our product portfolio, the loss of exclusivity with these vendors increases the likelihood that these manufacturers could place product directly or through other distributors on our customer’s floor. This ability could have the effect of diluting our win per unit, thus negatively impacting our revenue. As of March 31,2010, we had approximately 2,307 WMS Class III units in operation at the Chickasaw properties, and 3,413 units in the aggregate at all our properties, which, in the aggregate, accounts for approximately 30% of our revenue for each of the periods presented; in addition we had approximately 1,466 Aristocrat units in operation in the aggregate, which accounts for approximately 12% of our revenue for each of the periods presented.

Our charitable bingo operations in Alabama are subject to legal uncertainty.

The Alabama Supreme Court, in the November 13, 2009 decision related to the White Hall Entertainment Center, or the White Hall decision, established a definition of “bingo” that included a limited set of standards for charity bingo games in Alabama.  We believe that our modified games comply with the standards established by the recent Alabama Supreme Court decision and have received certifications and/or formal written opinions from independent gaming laboratories verifying to us that each game, as modified, is compliant with the applicable Alabama standards.  Notwithstanding our initiatives to have our games comply with the specified standards, there can be no assurance that we will not encounter further legal, inclusive of civil action, regulatory, financial, or competitive issues related to this matter.  We cannot be certain that operators, law enforcement officials or regulatory bodies in Alabama will decide that our games, as reintroduced to the Alabama market, are in compliance with the standard set forth by the Alabama Supreme Court or that a court will not later determine that the modified equipment does not comply with the standards set forth in the White Hall decision or other applicable laws. Furthermore, unfavorable changes in laws, regulatory requirements or unanticipated enforcement action against us, our games or customers, and/or adverse decisions by courts, regulators and/or governmental bodies in Alabama could have a material adverse effect on our Alabama clients’ businesses, and, ultimately, a material adverse impact on our results of operations and financial condition, including our revenue and any money lent pursuant to our development agreements in the State may not be adequately repaid.  The Alabama Governor continues to take the position that even those games that purport to comply with the Alabama Supreme Court ruling are illegal, and he is pursuing enforcement actions against operators who deploy our games that have resulted in closure of several facilities.  It therefore remains a possibility  that certain of our charity bingo equipment located in Alabama could be seized and made subject to a forfeiture proceeding.  In addition, legal and regulatory uncertainty in Alabama has introduced new competitive issues as other equipment manufacturers take different approaches to compliance which may prove more popular with our customers than the approaches we've taken.  If our reintroduced machines are not as popular with customers as those of our competitors, our market share and operating results in Alabama could suffer.

Some of the facilities of our Alabama customers are currently closed and if the facilities continue to remain closed, the resulting decrease in our revenue and EBITDA for the 2010 fiscal year, as well as additional write-down of assets currently dedicated to the Alabama market, may adversely impact our financial position and results of operations.  As previously disclosed, in April 2010, one of the Alabama facilities where we have historically placed games indicated that under current conditions it will remain closed and consequently has substantial doubts as to its ability, in the short term, to make scheduled payments pursuant to the terms of the development agreement.   These developments led us to conclude that the closures of this and certain other Alabama customer facilities are likely to be other than temporary.  One of the facilities where the Company has historically placed units is continuing to operate under the protection of a temporary restraining order.  If such facility does not continue to operate in the future, we may need to take additional impairment charges for assets at this customer facility. The Alabama Supreme Court is expected to rule on the validity of the restraining order in the near future.

Furthermore, we were recently named in two lawsuits in Alabama, one mass action (Ethel Adell, et al., v. Macon County Greyhound Park, Inc., et al.,) and one purported class action (Walter Bussey, et. al., v. Macon County Greyhound Park, Inc., et al.,), pending in federal court in Alabama.  The lawsuits were filed on behalf of patrons of Victoryland in Shorter, Alabama, and include several claims related to the alleged illegality of electronic bingo in Alabama. There may be other cases pending or threatened involving electronic bingo that might have an impact upon our operations in Alabama and it is possible that further proceedings will be initiated in the future, which could have a material affect on our business and results of operations.

We may not collect all amounts recorded for value added taxes related to our operations in Mexico.

Our Mexican operations are subject to Value Added Tax, or VAT, which has been applied to product shipments originating outside of Mexico. We have an outstanding VAT receivable from the Mexican taxing authority primarily related to VAT levied on product shipments from 2006 to 2008.  At March 31, 2010 and September 30, 2009, the Company’s VAT receivable was $8.5 million and $7.5 million, respectively.  These balances remain uncollected as of March 31, 2010 and are currently under audit by the Mexican taxing authority.  The carrying value of the receivable may be adversely impacted by the outcome of these audits.  These audits are expected to conclude during the Company’s Fiscal 2010 year, however, there can be no assurance as to the final resolution of the audits and the extent to which, if any, the audit findings will have on the amount ultimately collected.

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

We operate in an intensely competitive industry against larger companies with significant financial, research design and development, and marketing resources. These larger companies, most of whom have greater resources, are aggressively competing against us in our core business operations, including but not limited to, charity bingo, lottery, Class II, Class III, commercial slot and international bingo/gaming markets. Additionally, new smaller competitors may enter our traditional markets, and these smaller competitors often do not have the same regulatory and/or compliance restraints that we have. The increased competition will intensify pressure on our pricing model. We expect to face increased competition as we attempt to enter new markets and new geographical locations.

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

Further, Native American tribes generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States.  In order for the Company to sue or enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe, the Native American tribe must effectively waive its sovereign immunity with respect to the matter in dispute, which we are not always able to obtain.  For example, our largest customer, who accounts for over 45% of our revenue as of March 31, 2010, has not given us a limited waiver of sovereign immunity.  Without a limited waiver of sovereign immunity or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract.  Even if the waiver of sovereign immunity by a Native American tribe is deemed effective, there will be an issue as to the forum in which a lawsuit can be brought against the Native American tribe.  Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native American tribes and we may be unable to enforce any arbitration decision effectively.

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

Government enforcement, regulatory action, judicial decisions, and proposed legislative action have in the past, and will likely continue to affect our business, operating results and prospects in Native American tribal lands.  We believe that a number of our competitors have not complied with published regulation restrictions.  We have lost, and could continue to lose, market share to competitors who offer games that do not appear to comply with published regulatory restrictions on Class II games and therefore offer features not available in our products.  The legal and regulatory uncertainties surrounding our Native American tribal agreements could result in a significant and immediate adverse impact on our business and operating results. Additionally, such uncertainties could increase our cost of doing business and could take management’s attention away from operations.  The trading price of our common stock has in the past been, and may in the future be, subject to significant fluctuations based upon market perceptions of the legal status of our products and our ability to compete in the Native American markets.  Regulatory action against our customers or equipment in these or in other markets could result in machine seizures and significant revenue disruptions, among other adverse consequences.  Moreover, Native American tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within the Native American tribe. Changes in tribal leadership or tribal political pressure can affect our business relationships within Native American markets.

State compacts with our existing Native American tribal customers to allow Class III gaming could reduce demand for our Class II games and our entry into the Class III market may be difficult as we compete against larger companies in the tribal Class III market.

Certain of Class II Native American tribal customers have entered into compacts with the states in which they operate to permit the operation of Class III games. We believe the number of our Class II game machine placements in those customers’ facilities could decline significantly, and our operating results could be materially and adversely affected.  As our Native American tribal customers continue to transition to gaming under compacts with the state, we continue to face significant uncertainty in the market that makes our business in these states difficult to manage and predict and we may be forced to compete with larger companies that specialize in Class III gaming as these companies move into these newly created Class III markets.  We believe the establishment of state compacts depends on a number of political, social, and economic factors that are inherently difficult to ascertain. Accordingly, although we attempt to closely monitor state legislative developments that could affect our business, we may not be able to timely predict if or when a compact could be entered into by one or more of our Native American tribal customers.

For example, in Oklahoma, we anticipate that the introduction of Class III games continues to pressure our market and revenue share percentages and may cause a shift in the market from revenue share arrangements to a “for sale” model.

We have limited control over our customers’ casino operations.

We seek to provide assistance to our key customers in the form of project management, with a focus on facility layout and planning, gaming floor configuration and customized marketing and promotional initiatives. Our key customers, however, are solely responsible for the operations of their facilities and are not required to consult us or take our advice on their operations, marketing, facility layout, gaming floor configuration, or promotional initiatives. Further, our customers’ are solely responsible for safety and security at their facilities.  Our customers have in the past, and will in the future, remodel and expand their facilities. To the extent that our machines are not a part of an optimized facility layout or gaming floor configuration, are not supported by effective marketing or promotional initiatives or are scheduled to be out of service during a facility remodeling, or our customer’s facilities are closed or not visited because of end-users concern for safety, our operating results could suffer.

We may not realize satisfactory returns on money lent to new and existing customers to develop or expand gaming facilities.

We enter into development agreements to provide financing for construction, expansion, or remodeling of gaming facilities, primarily in the State of Oklahoma, but also have such agreements in place in other jurisdictions, such as Alabama.  Under our development agreements, we secure a long-term revenue share percentage and a fixed number of player terminal placements in the facility, in exchange for funding the development and construction of the gaming facility.  We may not, however, realize the anticipated benefits of any of these strategic relationships or financings as our success in these ventures is dependent upon the timely completion of the gaming facility, the placement of our player terminals, and a favorable regulatory environment.  For example, we recently took a material impairment charge for a note receivable for money lent in connection with a development agreement for an Alabama facility because of the legal uncertainty of electronic bingo in that state, and could be required, under generally accepted accounting principles, to take similar impairment charges in the future.

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

The failure to maintain controls and processes related to billing and collecting accounts receivable or the deterioration of the financial condition of our customers could negatively impact our business.  As a result of our development agreements, the collection of accounts receivable has become a matter of greater significance. While we believe the increased level of these specific receivables has allowed us to grow our business, it has also required direct, additional focus of and involvement by management. Further, and especially due to the current downturn in the economy, some of our customers may not pay accounts receivable when due.

The ultimate outcome of pending litigation is uncertain.

We are involved in a number of commercial, civil, and intellectual property litigation matters. Current estimates of loss regarding pending litigation may not be reflective of any particular final outcome. The results of rulings, judgments or settlements of pending litigation may result in financial liability that is materially higher than what management has estimated at this time. We make no assurances that we will not be subject to liability with respect to current or future litigation. We maintain various forms of insurance coverage. However, substantial rulings, judgments or settlements could exceed the amount of insurance coverage (or any cost allocation agreement with an insurance carrier), or could be excluded under the terms of an existing insurance policy. Moreover, our failure to comply with procedural or operational requirements inherent to our policies may void coverage.  Additionally, failure to secure favorable outcomes in pending litigation could result in adverse consequences to our business, operating results and/or overall financial condition (including without limitation, possible adverse effects on compliance with the terms of our Credit Agreement).

Our Credit Agreement contains covenants that limit our ability to finance future operations or capital needs and to engage in other business activities.

The operating and financial restrictions and covenants in our debt agreements, including the Credit Agreement, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our Credit Agreement requires us to limit capital expenditures to $40 million plus the value of any fixed assets transferred to inventory during the fiscal year, maintain a total leverage ratio of no more than 1.50:1.00 and a minimum fixed charge coverage ratio of at least 1.50:1.00. The Credit Agreement contains certain covenants that, among other things, restrict our and our subsidiaries’ ability to:

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

These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. A failure to comply with the restrictions contained in the Credit Agreement could lead to an event of default, which could result in an acceleration of our indebtedness. Our future operating results may not be sufficient to enable compliance with the covenants in the Credit Agreement or to remedy any such default. In addition, in the event of acceleration, we may not have or be able to obtain sufficient funds to refinance our indebtedness or make any accelerated payments. Also, we may not be able to obtain new financing. Even if we were able to obtain new financing, we cannot guarantee that the new financing will be on commercially reasonable terms or terms that are acceptable to us. If we default on our indebtedness, our business financial condition and results of operation could be materially and adversely affected.

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

Our financial results vary from quarter to quarter, which could negatively impact our business.

Various factors affect our quarterly operating results, some of which are not within our control. These factors include, among others:

▪	the financial strength of the gaming industry;

▪	consumers' willingness to spend money on leisure activities;

▪	an outbreak of a communicable disease;

▪	the timing and introduction of new products and services;

▪	the mix of products and services sold;

▪	the timing of significant orders from and shipments to customers;

▪	product and service pricing and discounts; and

▪	the timing of acquisitions of other companies and businesses or dispositions.

Our current international businesses and potential expansion into other international gaming markets may present new challenges and risks that could adversely affect our business or results of operations.

In recent years, we have expanded our business into several countries, including Mexico, Israel, Malta, and Canada.  The Maltese operations have ceased; the Israeli operations are immaterial to us; the Canadian business has been project oriented to date; however, the Mexican business has grown significantly since inception.  We now operate over 5,000 units in Mexico, primarily across numerous facilities operated by one customer.  Although the revenue results in Mexico have not met original expectations, we plan to continue to operate in the country but there can be no assurances that either revenues will grow or that we will continue supplying new products to that market.  The agreement with our largest customer in Mexico terminated on April 30, 2010; however, our player terminals continue to operate. We are in the final stages of negotiations with this customer for a new agreement, which, as currently contemplated between the parties, would be effective until December 31, 2013.  In addition, we have generated several value added tax favorable balances in Mexico and are currently seeking a refund, which, if we fail to receive, could have a negative impact on our financial condition.  International business is inherently subject to various risks, including, but not limited to:

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

We have player stations not deployed as of March 31, 2010, which are considered part of our rental pool. If the opening of new facilities or the expansion of existing facilities is altered negatively, either by significant delay or by cancellation, the realizable value of these assets could be adversely impacted. In such instances we may be required to recognize impairment charges on these assets.

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

We rely upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect our proprietary rights and technology, but these laws and contractual provisions provide only limited protection. We rely to a greater extent upon proprietary know-how and continuing technological innovation to maintain our competitive position. Insofar as we rely on trade secrets, unpatented know-how and innovation, others may be able to independently develop similar technology, or our secrecy could be breached. The issuance of a patent to us does not necessarily mean that our technology does not infringe upon the intellectual property rights of others. As we enter into new markets by leveraging our existing technology, and by developing new technology and new products, it becomes more and more likely that we will become subject to infringement claims from other parties. We are currently involved in a patent dispute with a competitor, International Gamco, Inc., regarding the '035 Patent. See- “Part II – Item I. Financial Statements – Note 13 – Commitments and Contingencies.” Problems with patents or other rights could increase the cost of our products, or delay or preclude new product development and commercialization. If infringement claims against us are valid, we may seek licenses that might not be available to us on acceptable terms or at all. Litigation would be costly and time consuming, but may become necessary to protect our proprietary rights or to defend against infringement claims. We could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others or in asserting claims against others. We cannot guarantee that our intellectual property will provide us with a competitive advantage or that it will not be circumvented by our competitors.

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

We rely on software and games licensed from third parties, and on technology provided by third-party vendors, the loss of which could materially affect our business, increase our costs and delay deployment or suspend development of our gaming systems and player terminals.

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

Furthermore, certain of our customers and testing laboratories have policies and procedures in place regarding the shipment and installation of our products.  If such policies and procedures are not properly complied with by our personnel, we may experience a delay in installation, which could result in a loss of revenue, penalties, fines or fees, which could adversely affect our business, operating results and financial condition.

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

We do not have the right to redeem shares of an unsuitable shareholder, and a finding of unsuitability could have a material adverse effect on our business.  In some jurisdictions, the gaming authority may determine that any of our officers, directors, key employees, shareholders or any other person of the Company is unsuitable to act in such capacity. There can be no assurance that we will obtain all the necessary licenses and approvals or that our officers, directors, key employees, their affiliates and certain other shareholders will satisfy the suitability requirements in each jurisdiction in which we seek to operate. The failure to obtain such licenses and approvals in one jurisdiction may affect our licensure and/or approvals in other jurisdictions. In addition, a significant delay in obtaining such licenses and approvals could have a material adverse effect on our business prospects.

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

Our games and systems, and games and systems we license or distribute from third parties, could produce false payouts as the result of malfunctions, anomalies or fraudulent activities, which we may be required to pay. We depend on our security precautions to prevent fraud. We depend on regulatory safeguards, which may not be available in all jurisdictions or markets, to protect us against jackpots awarded as a result of malfunctions, anomalies or fraudulent activities. There can be no guarantee that regulatory safeguards, in jurisdictions or markets where they do exist, will be sufficient to protect us from liabilities associated with malfunctions, anomalies or fraudulent activities.

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

Multimedia Games, Inc.

Date: May 7, 2010	By:	/s/ Adam D. Chibib†
Adam D. Chibib Chief Financial Officer

†Mr. Chibib is signing as an authorized officer and as our Principal Financial Officer and Principal Accounting Officer.

EXHIBIT NO.	TITLE	LOCATION

3.1	Amended and Restated Articles of Incorporation	(1)
3.2	Amendment to Articles of Incorporation	(2)
3.3	Third Amended and Restated Bylaws	(3)
10.1	Resignation and Separation Agreement with Anthony M. Sanfilippo, dated March 14, 2010	(3)
10.2	Second Amendment to Executive Employment Agreement with Patrick J. Ramsey, dated March 14, 2010	(3)
10.3	Consolidated Equity Incentive Plan	(4)
10.4	Fourth Amendment to Credit Agreement by and among MegaBingo, Inc., MGAM Systems, Inc., and Comerica Bank, dated as of April 6, 2010	(5)
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)
31.2	Certification of Principal Accounting Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)
32.1	Certification as required by Section 906 of the Sarbanes Oxley Act of 2002	(*)

(1)	Incorporated by reference to our Form 10-QSB for the quarter ended March 31, 1997, as filed with the Securities and Exchange Commission, or SEC, on May 15, 1997.

(2)	Incorporated by reference to our Form 10-Q for the quarter ended December 31, 2003, as filed with the SEC on February 17, 2004.

(3)	Incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on March 15, 2010.

(4)	Incorporated by reference to our Current Report on Form 8-K as filed with the SEC on March 26, 2010.

(5)	Incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on April 7, 2010.

(*)	Filed herewith.