Form 10-Q
period 2010-06-30
MULTIMEDIA GAMES INC
filed 2010-08-05
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
OR
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

As of August 4, 2010, there were 27,572,407 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

	Consolidated Balance Sheets
	(As of June 30, 2010 and September 30, 2009)	3

	Consolidated Statements of Operations
	(For the three months ended June 30, 2010 and 2009)	5

	Consolidated Statements of Operations
	(For the nine months ended June 30, 2010 and 2009)	6

	Consolidated Statements of Cash Flows
	(For the nine months ended June 30, 2010 and 2009)	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis
	of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 1A.	Risk Factors	36

Item 6.	Exhibits	50

Signatures		51

Exhibit Index

PART I

FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

MULTIMEDIA GAMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS As of June 30, 2010 and September 30, 2009 (In thousands, except shares) (Unaudited)
ASSETS	June 30, 2010	September 30, 2009
CURRENT ASSETS:
Cash and cash equivalents	$30,814	$12,455
Accounts receivable, net of allowance for doubtful accounts of $2,945 and $3,676, respectively	11,099	13,424
Inventory	4,967	5,742
Deferred contract costs, net	—	1,826
Prepaid expenses and other	2,311	2,806
Current portion of notes receivable, net	13,419	15,780
Federal and state income tax receivable	5,930	6,246
Deferred income taxes	—	1,138
Total current assets	68,540	59,417
Restricted cash and long-term investments	737	804
Property and equipment and leased gaming equipment, net	55,505	69,050
Long-term portion of notes receivable, net	27,617	40,124
Intangible assets, net	30,943	33,361
Value added tax receivable	6,997	7,516
Other assets	2,285	2,379
Deferred income taxes	—	2,969
Total assets	$192,624	$215,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$750	$750
Accounts payable and accrued expenses	26,025	27,626
Deferred revenue	2,619	2,341
Total current liabilities	29,394	30,717
Revolving line of credit	15,000	15,000
Long-term debt, less current portion	44,063	59,250
Other long-term liabilities	737	789
Deferred revenue, less current portion	2,272	2,409
Total liabilities	91,466	108,165
Commitments and contingencies
Stockholders’ equity:
Preferred stock: Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 33,348,687 and 33,121,337 shares issued, and 27,445,270 and 27,217,920 shares outstanding, respectively	334	331

MULTIMEDIA GAMES, INC. CONDENSED CONSOLIDATED BALANCE SHEETS – (Continued) As of June 30, 2010 and September 30, 2009 (In thousands, except shares) (Unaudited)
	June 30, 2010	September 30, 2009
Additional paid-in capital	88,766	86,317
Treasury stock, 5,903,417 common shares at cost	(50,128)	(50,128)
Retained earnings	63,437	72,803
Accumulated other comprehensive loss, net	(1,251)	(1,868)
Total stockholders’ equity	101,158	107,455
Total liabilities and stockholders’ equity	$192,624	$215,620
The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended June 30, 2010 and 2009 (In thousands, except per share data) (Unaudited)
	Three Months Ended June 30,
	2010	2009
REVENUES:
Gaming operations	$23,810	$27,407
Gaming equipment and system sales	4,935	3,786
Other	331	936
Total revenues	29,076	32,129

OPERATING COSTS AND EXPENSES:
Cost of revenues (1)	3,302	2,137
Selling, general and administrative expenses	14,703	15,326
Write-off, reserve, impairment & settlement charges	381	299
Amortization and depreciation	12,760	15,581
Total operating costs and expenses	31,146	33,343
Operating loss	(2,070)	(1,214)

OTHER INCOME (EXPENSE):
Interest income	830	1,156
Interest expense	(1,012)	(1,390)
Loss before income taxes	(2,252)	(1,448)
Income tax benefit	2,612	288
Net income (loss)	$360	$(1,160)
Basic earnings (loss) per common share	$0.01	$(0.04)
Diluted earnings (loss) per common share	$0.01	$(0.04)
Shares used in earnings (loss) per common share:
Basic	27,437	26,693
Diluted	27,962	26,693
_________________________
(1) Cost of revenues exclude depreciation and amortization of gaming equipment, content license rights and other depreciable assets, which are included separately in the amortization and depreciation line item

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS For the Nine Months Ended June 30, 2010 and 2009 (In thousands, except per share data) (Unaudited)
	Nine Months Ended June 30,
	2010	2009
REVENUES:
Gaming operations	$69,648	$82,636
Gaming equipment and system sales	16,354	9,907
Other	1,477	2,032
Total revenues	87,479	94,575

OPERATING COSTS AND EXPENSES:
Cost of revenues (1)	9,139	6,311
Selling, general and administrative expenses	43,493	46,091
Write-off, reserve, impairment & settlement charges	3,896	10,271
Amortization and depreciation	39,984	46,085
Total operating costs and expenses	96,512	108,758
Operating loss	(9,033)	(14,183)

OTHER INCOME (EXPENSE):
Interest income	2,798	3,692
Interest expense	(3,462)	(5,416)
Other income	-	74
Loss before income taxes	(9,697)	(15,833)
Income tax benefit	331	5,355
Net loss	$(9,366)	$(10,478)
Basic and diluted loss per common share	$(0.34)	$(0.39)
Shares used in loss per common share:
Basic and diluted	27,340	26,653
_________________________
(1) Cost of revenues exclude depreciation and amortization of gaming equipment, content license rights and other depreciable assets, which are included separately in the amortization and depreciation line item

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the Nine Months Ended June 30, 2010 and 2009 (In thousands) (Unaudited)
	Nine Months Ended June 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2010	2009
Net loss	$(9,366)	$(10,478)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization	2,555	3,763
Depreciation	37,429	42,322
Accretion of contract rights	5,053	4,500
Adjustments to long-lived assets	704	1,316
Deferred income taxes	4,107	(1,879)
Share-based compensation	1,452	1,487
Provision for doubtful accounts	2,914	920
Interest income from imputed interest	(2,528)	(3,313)
Changes in operating assets and liabilities:
Accounts receivable	2,124	(1,151)
Inventory	1,028	(555)
Deferred contract costs	1,826	(1,144)
Prepaid expenses and other	329	(385)
Federal and state income tax receivable	316	(1,900)
Notes receivable	1,679	1,176
Accounts payable and accrued expenses	(571)	2,547
Other long-term liabilities	15	(210)
Deferred revenue	141	(860)
NET CASH PROVIDED BY OPERATING ACTIVITIES	49,207	36,156
CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(28,521)	(37,118)
Transfer of leased gaming equipment to inventory	4,573	846
Acquisition of intangible assets	(2,612)	(2,266)
Advances under development agreements	(3,040)	(7,000)
Repayments under development agreements	13,233	15,766
NET CASH USED IN INVESTING ACTIVITIES	(16,367)	(29,772)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants, and related tax benefit	1,000	378
Principal payments of long-term debt	(15,187)	(925)
Proceeds from revolving lines of credit	15,000	10,000
Payments on revolving lines of credit	(15,000)	(13,000)
NET CASH USED IN FINANCING ACTIVITIES	(14,187)	(3,547)
EFFECT OF EXCHANGE RATES ON CASH	(294)	312
Net increase in cash and cash equivalents	18,359	3,149
Cash and cash equivalents, beginning of period	12,455	6,289
Cash and cash equivalents, end of period	$30,814	$9,438
SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$2,889	$4,879
Income tax refunded, net	$(5,405)	$(2,124)
NON-CASH TRANSACTIONS:
Change in contract rights resulting from imputed interest on development agreement notes receivable	$(229)	$(342)
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

The unaudited condensed consolidated financial statements included herein as of June 30, 2010, and for each of the three and nine month periods ended June 30, 2010 and 2009, have been prepared by the Company pursuant to accounting principles generally accepted in the United States (U.S. GAAP), and the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the period ended June 30, 2010 are not necessarily indicative of the results which will be realized for the year ending September 30, 2010. References to specific U.S. GAAP within this report cite topics within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). We have evaluated all subsequent events through the date that the condensed consolidated financial statements were issued.  The condensed consolidated balance sheet as of September 30, 2009 was derived from the audited consolidated financial statements at that date.

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

Consolidation Principles – The Company’s financial statements include the accounts of Multimedia Games, Inc. and its wholly-owned subsidiaries: MegaBingo, Inc., MGAM Systems, Inc., Innovative Sweepstakes Systems, Inc., MGAM Services, LLC, MGAM Systems International, Inc., MegaBingo International, LLC, Multimedia Games de Mexico 1, S. de R.L. de C.V., and Servicios de Wild Basin S. de R.L. de C.V. Intercompany balances and transactions have been eliminated in consolidation.

Accounting Estimates – The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples include share-based compensation, provisions for doubtful accounts, recoverability of notes and value added tax receivables, contract losses, estimated useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, valuation of deferred income taxes, and the provision for and disclosure of litigation and loss contingencies. Actual results may differ materially from these estimates in the future.

Reclassification – Reclassifications were made to the prior-period financial statements to conform to the current period presentation.  Specifically, the presentation of revenue was changed to more closely reflect the manner in which Company management analyzes the performance of the business and charges for write-offs, reserves, impairments and settlements are separately presented on the condensed consolidated statement of operations.  In addition, value added tax receivable from the Mexican government was reclassed from other assets (non-current) to a separate line item on the face of the balance sheet.  These reclassifications did not have an impact on the Company’s previously reported results of operations or earnings (loss) per share amounts.  Additionally, these reclassifications did not impact compliance with any applicable debt covenants in the Company’s credit agreement.

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

▪	Gaming equipment and systems sales	–	Direct sales of player terminals, licenses, back office systems and other related equipment
▪	Other	–	Maintenance and service arrangements and other

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

Costs and Billings on Uncompleted Contract – During fiscal 2008, the Company entered into a fixed-price contract with a customer, pursuant to which it will deliver an electronic bingo system. Revenues from this fixed-price contract are being recognized on the completed-contract method in accordance with ASC Subtopic 605-35, “Construction-Type and Production-Type Contracts.”  During the three month period ended June 30, 2010, the Company determined substantial completion of the contract occurred for revenue recognition purposes as all deliverables under the contract were provided to the customer, with the exception of a one year warranty, and the customer had approved the deliverables or the specified time allotted for testing had expired.  Therefore, the Company began recognizing revenue ratably over the one year warranty period and thus recognized revenue and costs of $795,000 and $762,000, respectively, under the contract for the periods ended June 30, 2010.

Contract costs include all direct material and labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies and tools. General and administrative costs are charged to expense as incurred.

Costs in excess of amounts billed were classified as current assets under “Deferred contract costs, net.”

At September 30, 2009, the following amounts were recorded in the Company’s condensed consolidated balance sheet:

September 30, 2009
(in thousands)
Costs incurred on uncompleted contracts	$3,697
Billings on uncompleted contracts	(1,871)
Deferred contract costs, net	$1,826

Cash and Cash Equivalents – The Company considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Restricted Cash and Long-Term Investments – Restricted cash and long-term investments at June 30, 2010 and September 30, 2009, amounted to $737,000 and $804,000, respectively, representing the fair value of investments held by the Company’s prize fulfillment firm related to outstanding MegaBingo® jackpot prizes.

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

Other Long-Term Liabilities – Other long-term liabilities include investments held at fair value by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities.  These annuities were $737,000 and $800,000 as of June 30, 2010 and September 30, 2009, respectively.

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

In addition, discrete financial information, such as costs and expenses, operating income, net income and EBITDA (Earnings before interest expense, income taxes, depreciation, amortization and accretion of contract rights), are not captured or analyzed by product line or geographic area.  Our “Chief Operating Decision Maker” analyzes our product performance based on average daily play on a game level basis, which is consistent across all product lines and geographic areas.  This average daily performance data along with customer needs are the key drivers for assessing how the Company allocates resources and assesses operating performance of the Company.

Costs of Computer Software – Software development costs have been accounted for in accordance with ASC Topic 985, “Software.”  Under ASC Topic 985, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized software development costs of approximately $820,000 and $677,000 during the three month periods ended June 30, 2010 and 2009, respectively, and $2.5 million and $1.8 million for the nine month periods ended June 30, 2010 and 2009, respectively. Software development costs primarily consist of personnel costs. The Company began to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, not to exceed five years. Amortization of software development costs is included in amortization and depreciation in the accompanying condensed consolidated statements of operations.

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

There were 7,600 option grants issued to employees during the three months ended June 30, 2010 at an average fair value per share price of $4.50. Total pretax share-based compensation for the three and nine month periods ended June 30, 2010 were $230,000 and $1.5 million, respectively; and $363,000 and $1.5 million, respectively, for the three and nine month periods ended June 30, 2009.  The Company did not recognize an income tax benefit for stock-based compensation arrangements in the three or nine month periods ended June 30, 2010.  The total income tax benefit recognized in the statement of operations for share-based compensation arrangements was $89,000 and $384,000 for the three and nine month periods ended June 30, 2009. As of June 30, 2010, $4.9 million of unamortized stock compensation expense, including estimated forfeitures, remained, which will be recognized over the vesting periods of the various option grants.

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

Comprehensive Income (Loss). Comprehensive income (loss) consists of the following:

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
	(in thousands)		(in thousands)
Net income (loss)	$360	$(1,160)	$(9,366)	$(10,478)
Foreign currency translation adjustment	(448)	846	617	(1,443)

Comprehensive loss	$(88)	$(314)	$(8,749)	$(11,921)

Recent Accounting Pronouncements Issued. In June 2009, the Financial Accounting Standards Board(“FASB”), issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles.” FASB Accounting Standards Codification (ASC) has become the source of authoritative generally accepted accounting principles GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this statement, the codification will supersede all then-existing non-SEC accounting and reporting standards; and all non-grandfathered, non-SEC accounting literature not included in the codification will be superseded and deemed non-authoritative.  The new codification standards have been adopted by the Company in its annual report on Form 10-K as of September 30, 2009.  Reference to the new ASC topic, subtopic, or section has been provided in place of historical accounting literature. The adoption of codification standards did not impact our consolidated financial position, results of operation or cash flows.

In October 2009, FASB issued ASU No. 2009-13, “Revenue Recognition(Topic 605), Multiple-Deliverable Revenue Arrangements” and ASU No. 2009-14, “Software(Topic 985), Certain Revenue Arrangements that Include Software Elements,” both consensus of the FASB Emerging Issues Task Force.  ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities; specifically, how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  ASU No. 2009-14 affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole and clarifying what guidance should be used in allocating and measuring revenue.  Upon adoption of these standards, a company can recognize revenue on delivered elements within a multiple elements arrangement based upon estimated selling prices, which is a departure from previous guidance. These standards are required to be implemented by October 1, 2010, We are currently evaluating the impact of implementation.

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

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstances during the three and nine month periods ended June 30, 2010, which would require an impairment charge to the carrying value of intangible assets recorded in connection with development agreements.  See Notes 6 “Notes Receivable” and Note 10 “Write-off, reserve, impairment and settlement charges” for further discussion of reserves recorded on notes receivable from development agreements.

During the nine month periods ended June 30, 2010, the Company advanced under development agreements $3.0 million compared to $7.0 million for the same period of 2009.  The following net amounts related to advances made under development agreements and were recorded in the following balance sheet captions:

	June 30, 2010	September 30, 2009
Included in:	(In thousands)
Notes receivable, net	$37,188	$50,288
Intangible assets – contract rights, net of accumulated amortization	$25,934	$28,175

3.      INVENTORY

Inventory consisted of the following (in thousands):

	June 30,	September 30,
	2010	2009
Raw materials and component parts	$2,309	$3,753
Work in progress	1,491	936
Finished goods	1,167	1,053
Total Inventory	$4,967	$5,742

Included in inventory as of June 30, 2010 and September 30, 2009, were reserves of approximately $121,000 and $931,000 for slow-moving or obsolete inventory and to reduce the carrying value of inventory to the lower of cost or market.

4.      PROPERTY AND EQUIPMENT AND LEASED GAMING EQUIPMENT

The Company’s property and equipment and leased gaming equipment consisted of the following (in thousands):

	June 30, 2010			September 30, 2009
	Cost	Accum. Depr.	Net Book Value	Cost	Accum. Depr.	Net Book Value

Rental pool – deployed	$172,387	$129,783	$42,604	$192,944	$140,363	$52,581
Rental pool – undeployed (1)	78,011	67,566	10,445	85,031	72,219	12,812
Machinery and equipment	14,572	13,395	1,177	16,371	15,084	1,287
Computer software	7,789	7,237	552	7,720	6,636	1,084
Vehicles	2,472	2,139	333	3,064	2,900	164
Other	4,272	3,878	394	6,554	5,432	1,122

Total property and equipment and leased gaming equipment	$279,503	$223,998	$55,505	$311,684	$242,634	$69,050
____________
(1)Gaming equipment and third-party gaming content licenses begin depreciating when they are available for customer use.
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

During the three and nine month periods ended June 30, 2010, in the ordinary course of business activities or upon reviewing the nature of the assets, the Company disposed, wrote off or sold $303,000 and $1.9 million, respectively of third-party gaming content licenses, Native American tribal gaming facilities and portable buildings, vehicles, deployed gaming equipment, or other equipment. In the same period ended June 30, 2009, the Company disposed, wrote off or sold $55,000 and $132,000, respectively.

The rental pool includes leased gaming equipment placed under participation arrangements that are either at customer facilities(rental pool – deployed) or warehoused by the Company for future deployment (rental pool – undeployed).

5.      INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following:

	June 30, 2010	September 30, 2009	Estimated Useful Lives
	(In thousands)
Contract rights	$49,131	$46,319	4-7 years
Internally-developed gaming software	30,615	28,388	1-5 years
Patents and trademarks	8,368	8,226	1-5 years
Other	961	961	3-5 years
Total intangible assets	89,075	83,894
Less accumulated amortization – all other	(58,132)	(50,533)
Total intangible assets, net	$30,943	$33,361

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements or placement fees. The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the accompanying condensed consolidated statements of operations.

Internally developed gaming software is accounted for under the provisions of ASC Topic 985 “Software” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally-developed games over a twelve month period, gaming engines over an eighteen month period, gaming systems over a three-year period and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the three and nine month periods ended June 30, 2010, amortization expense related to internally-developed gaming software was $739,000 and $1.9 million, respectively; and $813,000 and $3.0 million, respectively, for the three and nine month periods ended June 30, 2009. During the three and nine month periods ended June 30, 2010, the Company wrote off $43,000 and $233,000, respectively, related to internally-developed gaming software and patents and trademarks, compared to write-offs of $372,000 and $827,000 in the same periods ended June 30, 2009.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

6.      NOTES RECEIVABLE

The Company’s notes receivable consisted of the following:

	June 30, 2010	September 30, 2009
	(In thousands)
Notes receivable from development agreements	$44,413	$57,558
Less imputed interest discount reclassed to contract rights	(4,513)	(7,270)
Less allowance	(2,712)	—
Notes receivable from equipment sales and other	3,848	5,616
Notes receivable, net	41,036	55,904
Less current portion	(13,419)	(15,780)
Notes receivable – non-current	$27,617	$40,124

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.  As of March 31, 2010, the Company reserved for a note receivable outstanding with an Alabama customer in the amount of $2.7 million.  On April 27, 2010, this customer indicated to the Company that under current conditions its facility will remain closed and consequently has doubts as to their ability, in the short term, to make scheduled payments pursuant to the terms of its development agreement, which led the Company to conclude that collectability of the note receivable was no longer considered probable.

Notes receivable from equipment sales consisted of financial instruments issued by customers for the purchase of player terminals and licenses, and bore interest at 5.25% as of June 30, 2010. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the note receivable outstanding.

7.  VALUE ADDED TAX RECEIVABLE

The value added tax (VAT) receivable is a receivable from the Mexican taxing authority primarily related to a value added tax levied on product shipments originating outside of Mexico.  At June 30, 2010 and September 30, 2009, the Company’s VAT receivable was $7.0 million and $7.5 million, respectively.  The majority of the VAT receivable relates to shipments that occurred from 2006 through 2008.  A portion of the $7.0 million balance remains under audit by the Mexican taxing authority.

Preliminary audit results indicate that $2.3 million has been approved through audit for payment, $1.8 million of which was received in July 2010.  The Company expects to collect the remaining $0.5 million within the next twelve months.  Additionally, the Company believes it will be able to offset a portion of the current VAT receivable against a corresponding $1.3 million VAT payable recorded on our June 30, 2010 balance sheet.

The Company has received an initial ruling from the Mexican taxing authority indicating that the Mexican tax authority has challenged the registration of certain of the Company’s transactions that have generated approximately $600,000 in VAT receivable.  Mexican tax law permits the Company to formally contest the initial ruling, and the Company believes that it has the necessary documentation to support the portion that has been challenged.  However, the final resolution of the contested balances remains uncertain and may adversely affect the carrying value of the receivable and may have an adverse affect on our foreign income tax expense.

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At June 30, 2010 and September 30, 2009, the Company’s accounts payable and accrued expenses consisted of the following:

	June 30,	September 30,
	2010	2009
	(In thousands)
Trade accounts payable	$12,816	$12,431
Accued expenses	5,208	7,272
Accrued bonus and salaries	4,452	4,196
Other	3,549	3,727
Accounts payable and accrued expenses	$26,025	$27,626

9.      CREDIT AGREEMENT, LONG-TERM DEBT AND CAPITAL LEASES

The Company’s Credit Agreement, long-term debt and capital leases consisted of the following:

	June 30, 2010	September 30, 2009
	(In thousands)
Long-term revolving lines of credit	$15,000	$15,000
Term loan facility	$44,813	$60,000
Less current portion	(750)	(750)
Long-term debt, less current portion	$44,063	$59,250

Total indebtedness under Credit Agreement	$59,813	$75,000

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

On April 6, 2010, the Company entered into a fourth amendment to the Credit Agreement which (i) removed the requirement to maintain a minimum consolidated EBITDA (earnings before net interest expense, taxes, depreciation and amortization and accretion of contract rights); (ii) amended the consolidated total leverage ratio to a ratio of not greater than 1.50 to 1.00; (iii) reduced the total borrowing capacity of the Credit Agreement by reducing the revolving commitment of the credit facility from $65 million to $45 million and the term loan from $60 million to $45 million; and (iv) amended the definition of Consolidated EBITDA to include any extraordinary, unusual or non-cash non-recurring expenses or losses (including, whether or not otherwise includable as a separate item in the Consolidated Statement of Operations for such period, losses on sales of assets outside the ordinary course of business) of up to $10 million, commencing June 30, 2010.  As a result of this amended definition of Consolidated EBITDA in the fourth amendment, commencing June 30, 2010, the Company modified its calculation of Adjusted EBITDA.  Adjusted EBITDA is presented and reconciled to EBITDA and Net Income/Loss and Adjusted EBITDA continues to be the basis for which compliance with a number of covenants will be determined, including certain ratios. As of June 30, 2010, the calculation of Adjusted EBITDA is as follows:

Consolidated net income or loss
+ Interest expense
+ Depreciation and amortization expense
+ Non-cash expense related to stock compensation
+ Extraordinary, unusual or non-cash non-recurring expenses or losses (up to $10 million)
- Non-cash income items
- Extraordinary income or gains

There are no items included in the calculation of Adjusted EBITDA that were not previously agreed to as part of the amendments to the Credit Agreement.

The Company accounts for amendments or changes to its Credit Agreement in accordance with ASC 470-50-40-21, “Modifications and exchanges of line of credit or revolving debt arrangements.”  Based on the requirements of ASC 470-50-40-21, the Company wrote-off $381,000 during the three month period ended June 30, 2010 related to unamortized deferred costs of the original Credit Agreement and subsequent amendments.  The remaining deferred costs of approximately $1.0 million, in addition to the approximately $284,000 of costs related to the fourth amendment will be amortized over the remaining term of the Credit Agreement.

The Credit Agreement is collateralized by substantially all of the Company’s assets, and also contains financial covenants as defined in the agreement. As of June 30, 2010, the Company is in compliance with the loan covenants. The Credit Agreement requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in its businesses).

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

As of June 30, 2010, the $44.8 million on the term loan bore interest at 6.5% and the $15 million revolver bore interst at 5.25%.  The Company has approximately $30 million available under the Credit Agreement, subject to covenant restrictions.

10.  WRITE-OFF, RESERVE, IMPAIRMENT AND SETTLEMENT CHARGES

Write-off, reserve, impairment and settlement charges for the three and nine month periods ended June 30, 2010 and 2009 consisted of the following(in thousands):

	Three month period ended		Nine month period ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Litigation and settlement costs	$-	$299	$-	$8,220
Reserve against note and accounts receivable (1)	-	-	2,912	397
Write-off of install costs and portable buildings in Alabama	-	-	332	-
Severance and related benefit costs	-	-	-	1,064
Write-off of prepaid loan fees	381	-	381	-
Write-off of property and equipment and intangibles	-	-	271	590
Total write-off, reserve, impairment and settlement charges	$381	$299	$3,896	$10,271

(1) See Note 6 of the Notes to Condensed Consolidated Financial Statements.

11.   INCOME TAXES

Income tax benefit for the three and nine month periods ended June 30, 2010 were $2.6 million and $331,000, respectively.  The benefit for the current period was primarily due to a change in method for calculating depreciation expense for tax purposes related to game licenses acquired from third party vendors and utilized in the Company’s rental pool.  The Company claimed a cumulative adjustment for the method change under Internal Revenue Service(IRS) guidelines and will prospectively utilize the new method for future game license purchases.  The adjustment will be realized by the Company through a carryback to prior taxable income years.  In addition, the Company recorded a benefit for a research and development credit study performed during the current period in the amount of $474,000.  As of June 30, 2010, the Company has fully reserved for all of its deferred tax assets as management has determined that it is more likely than not that the Company will not be able to realize the benefit of those assets. Income tax benefits were recorded during the three and nine month periods ended June 30, 2009 of $288,000 and $5.4 million commensurate with the net loss reported in those respective periods.

12.    INCOME (LOSS) PER COMMON SHARE

Income (loss) per common share is computed in accordance with ASC Topic 260, “Earnings per Share.” Presented below is a reconciliation of net income (loss) available to common shareholders and the differences between weighted average common shares outstanding, which are used in computing basic earnings (loss) per share, and weighted average common and potential shares outstanding, which are used in computing diluted earnings (loss) per share.  Diluted amounts are not included in the computation of diluted loss per share, as such amounts would be antidilutive.

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Net income (loss) available to common shareholders (in thousands)	$360	$(1,160)	$(9,366)	$(10,478)
Weighted average common shares outstanding	27,436,616	26,693,006	27,339,511	26,653,093
Effect of dilutive securities:
Options	525,058	-	-	-
Weighted average common and potential shares outstanding	27,961,674	26,693,006	27,339,511	26,653,093
Basic earnings (loss) per share	$0.01	$(0.04)	$(0.34)	$(0.39)
Diluted earnings (loss) per share	$0.01	$(0.04)	$(0.34)	$(0.39)

The Company had the following options to purchase shares of common stock that were not included in the weighted average common and potential shares outstanding in the computation of dilutive earnings per share, due to the antidilutive effects:

	Three months ended June 30,		Nine months ended June 30,
	2010	2009	2010	2009
Common Stock Options	3,857,108	7,071,583	6,374,719	6,989,626
Range of exercise price	$3.58-18.71	$1.00-18.71	$3.58-$18.71	$1.00-$21.53

In the three and nine month periods ended June 30, 2010, options to purchase approximately 3.9 million and 4.2 million shares of common stock, with exercise prices ranging from $3.58 to $18.71 per share respectively, were not included in the computation of dilutive loss per share, due to the antidilutive effect. In addition, for the nine month period ended June 30, 2010 approximately 2.2 million equivalent shares were not included, due to the loss generated in the period.

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

On February 23, 2010, we filed a motion for summary judgment of non-infringement of the ‘035 Patent and a motion for summary judgment challenging the validity of the ‘035 Patent under 35 U.S.C. § § 102 and 103.  The Court heard oral argument on both motions on July 22, 2010, and the matters were taken under submission.  A trial date will be scheduled during the Final Pre-Trial Conference on September 9, 2010.

We continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome.

Alabama Litigation. The Company, along with other major manufacturers, recently was named in three lawsuits, as further described below, all pending in federal court in Alabama.  The lawsuits were filed on behalf of patrons of either White Hall Gaming Center in Lowndes County, Alabama or VictoryLand in Shorter, Alabama, and include several claims related to the alleged illegality of electronic bingo in Alabama.  The Company has filed motions to dismiss the complaints for, among other things, failure to state a claim upon which relief could be granted.

Ethel Adell, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on February 16, 2010 in the United States District Court for the Middle District of Alabama Eastern Division, on behalf of over 800 plaintiffs against the Company, Macon County Greyhound Park, Inc. (VictoryLand), as a corporation, International Gaming Technologies, Inc., Cadillac Jack, Inc., Colossus, Inc., Rocket Gaming Systems, LLC, Nova Gaming, LLC, and Bally Gaming, Inc.  The plaintiffs, who were patrons of VictoryLand, are seeking actual damages, compensatory damages, treble damages and/or punitive damages based on Ala. Code, Sec 8-1-150(A), the Alabama Deceptive Trade Practices Act, and the Racketeer Influenced and Corruption Organizations Act 18 U.S.C. sec 1961(1).

On April 28, 2010, the Company filed a motion to dismiss the entire complaint pursuant to Rules 12(b)(2), (5) and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against the Company upon which relief could be granted.  All briefing on the motion has been completed.  The court is expected to rule on the motion in the near future.

We continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome.

Walter Bussey, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010 in the United States District Court for the Middle District of Alabama Eastern Division against the Company, Macon County Greyhound Park, Inc. (VictoryLand), as a corporation, International Gaming Technologies, Inc., Cadillac Jack, Inc., Colossus, Inc., Rocket Gaming Systems, LLC, Nova Gaming, LLC, and Bally Gaming, Inc.  The plaintiffs, who were patrons of VictoryLand, originally sought actual damages, compensatory damages, treble damages and/or punitive damages based on both Ala. Code, Sec 8-1-150(A), and the Racketeer Influenced and Corruption Organizations Act (“RICO”), 18 U.S.C. sec 1961(1) and claim, in part, that the defendants conspired to promote gambling and/or to advance or profit from gambling activity in violation of Ala. Code Sec. 13 A-12-23 and have requested that the court certify the action as a Class Action as required under the Federal Rules of Civil Procedure.

On April 28, 2010, the Company filed a motion to dismiss the entire complaint pursuant to Rules 12(b)(2), (5) and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against the Company upon which relief could be granted.  After the Company filed its motion to dismiss, Plaintiffs voluntarily dismissed their RICO claim, leaving only a claim for recovery of gambling losses under Ala. Code Sec. 8-1-150(A).  All briefing on the Company’s motion has been completed.  The court is expected to rule on the motion in the near future.

We continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome.

Ozetta Hardy v. Whitehall Gaming Center, LLC, et al., a civil action, was filed against White Hall Gaming Center, LLC, Cornerstone Community Outreach, Inc., and Freedom Trail Ventures, Ltd., in the Circuit Court of Lowndes County, Alabama.  On June 3, 2010, Plaintiffs filed an amended complaint adding the Company, IGT, Bally, Inc., Eclipse Gaming Systems, LLC, Video Gaming Technologies, Inc., Cadillac Jack, Inc., and AGS, LLC.  The plaintiffs, who were patrons of White Hall, seek recovery of gambling losses based on Ala. Code, Sec 8-1-150(A) and have requested that the court certify the action as a Class Action as required under the Federal Rules of Civil Procedure.

On July 2, 2010, the defendants removed the case to the United States District Court for the Middle District of Alabama Northern Division.  On July 9, 2010, the Company filed a motion to dismiss the complaint pursuant to Rules 12(b)(2), (5) and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against the Company upon which relief could be granted.  Plaintiffs have until August 13, 2010, to respond to the motion.

We continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome.

Alabama Regulatory Environment.  On November 13, 2009, the Supreme Court of Alabama, in a 6-3 decision, reversed and remanded a trial court’s preliminary injunction in favor of a charity operating bingo in the Town of White Hall, Lowndes County, Alabama, referred to herein as the White Hall decision.  The appeal arose out of a raid conducted by the Governor’s Task Force on Illegal Gambling on March 19, 2009.  The Governor’s Task Force on Illegal Gambling seized server-based bingo gaming systems, computers, servers, and cash.  Included with the equipment seized were approximately 34 of the Company’s games and certain of the Company’s charity bingo equipment located in Alabama.  The Governor’s Task Force on Illegal Gambling also filed a forfeiture action against all of the equipment seized at White Hall.  The forfeiture action remains pending in the trial court.  The Supreme Court of Alabama denied an application for rehearing filed by the charity that operates White Hall.

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

Notwithstanding our initiatives to have our games comply with the specified standards, there can be no assurance that we will not encounter further legal, regulatory, financial, or competitive issues related to this matter as the legality of charitable bingo gaming in Alabama continues to be challenged by the state’s Governor.  Legislation to put the legality question to a public referendum in Alabama failed to pass the recently concluded legislative session.  As a result, many charitable bingo properties have voluntarily ceased operations pending resolution of the matter.

Three of the four facilities in Alabama which have historically placed our charitable bingo units, as well as other game manufacturers’ units, have ceased operations.  We voluntarily removed our charitable bingo units from one of the facilities before it ceased operations. One of the Alabama facilities where the Company has historically placed units has been operating under the protection of a temporary restraining order.  On July 30, 2010, however, the Supreme Court of Alabama issued a ruling reversing the trial court’s entry of the temporary restraining order.

As of June 30, 2010, the net book value of charitable bingo machines held by the Company in Alabama totaled $4.8 million.

14.      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued, and determined that no events, other than those disclosed within the footnotes hereto, have occurred subsequent to June 30, 2010 that warrant additional disclosure or accounting considerations.

--

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

We derive the majority of our gaming revenues from participation, or revenue share, agreements.  Under our participation agreements, we place third party player terminals and systems, as well as our proprietary and other licensed game content, at a customer’s facility in return for a share of the revenues that these terminals and systems generate.  As of June 30, 2010, we have 13,782 gaming units in operation domestically and internationally which are installed pursuant to revenue share arrangements.  The Company has undertaken a concerted effort to generate additional revenue through the sale of Class II and Class III gaming systems and products and we also generate revenues from the sale of gaming units and systems as we continue to expand into additional gaming jurisdictions and into other segments of the gaming market.  We also generate revenues from our provision of the central determinant system for approximately 12,500 video lottery terminals installed at racetracks in the State of New York and operated by the New York State Division of the Lottery.

RESULTS OF OPERATIONS

Three and Nine Month Periods Ended June 30, 2010 Compared to Three and Nine Month Periods Ended June 30, 2009

Below are our revenues and costs and expenses for the periods noted above.  This information should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.  (in thousands)

	Three month periods ended			Nine month periods ended
	June 30,			June 30,
	2010	2009	% change	2010	2009	% change
Revenue
Gaming Operations
Participation revenue	$21,784	$25,395	(14.2)%	$63,962	$77,167	(17.1)%
Lottery	2,026	2,012	0.7%	5,686	5,469	3.9%
Gaming Equipment and Systems Sales
Player terminal and equipment sales	3,818	2,624	45.5%	13,000	8,649	50.3%
Systems and Licensing	1,117	1,162	3.9%	3,354	1,258	166.6%
Other Revenue	331	936	(64.7)%	1,477	2,032	(27.4)%
Total Revenue	29,076	32,129	(9.5)%	87,479	94,575	(7.5)%
Costs and Expenses
Cost of revenues	3,302	2,137	54.5%	9,139	6,311	44.8%
Selling, general and administrative	14,703	15,326	(4.1)%	43,493	46,091	(5.6)%
Write-offs, reserves, impairment and settlement charges	381	299	27.4%	3,896	10,271	(62.1)%
Depreciation and amortization	12,760	15,581	(18.1)%	39,984	46,085	(13.2)%

Other expense, net	(182)	(234)	22.64%	(664)	(1,650)	59.8%

	At June 30,
	2010	2009	% change
End-of-period installed player terminal base:
Oklahoma	7,041	7,553	(6.8)%
Mexico	5,093	5,727	(11.1)%
Alabama(1)	559	2,280	(75.5)%
Other	1,089	1,641	(33.6)%
Total participation units	13,782	17,201	(19.9)%

(1) See Note 13 of the Notes to Condensed Consolidated Financial Statements. Some of the facilities of the Company’s Alabama customers are currently closed, and if the facilities of the Company’s Alabama customers continue to remain closed, or if additional facilities close, the resulting decrease in our revenue and EBITDA for the 2010 fiscal year, as well as additional write-down of assets currently dedicated to the Alabama market, may adversely impact our financial position and results of operations.

Three Months Ended June 30, 2010, Compared to Three Months Ended June 30, 2009

Total revenues for the three months ended June 30, 2010, were $29.1 million, compared to $32.1 million for the three months ended June 30, 2009, a $3.0 million or 9.5% decrease.

Gaming Operations – Participation revenue

▪
Oklahoma gaming revenues were $15.8 million in the three months ended June 30, 2010, compared to $17.6 million in the three months ended June 30, 2009, a decrease of $1.8 million, or 10.0%. Oklahoma’s end of period unit count as of June 30, 2010 was 7,041 compared to 7,553 as of June 30, 2009, a 512 unit or 6.8% decrease.  This unit reduction was primarily caused by casinos that purchased or removed 239 units from their floor. To a lessor extent the revenue decrease can also be attributed to the continuing economic slowdown in the Oklahoma market.

▪
Revenues from the Mexico bingo market were $2.1 million in the three months ended June 30, 2010 and $2.4 million during the same period of 2009, a decrease of $314,000 or 13.2%. As of June 30, 2010, we had installed 5,093 player terminals at 29 bingo parlors in Mexico compared to 5,727 terminals installed at 28 bingo parlors at June 30, 2009. The reduction in the number of units relates to our strategic initiative to reduce our overall footprint in the facilities of our largest customer in Mexico and the beginning of a transition in the Mexico market from a Class II product to a Class III product.  In addition, the decrease in revenue relates to a reduction in the win per unit in Mexico caused by an increase in competition into the major Mexican markets and can also be attributable to a national smoking policy change that has affected traffic into our customers’ locations since the first quarter of Fiscal 2010.

▪
Alabama gaming revenues decreased $1.0 million, or 46.5%, to $1.1 million for the three months ended June 30, 2010, compared to $2.1 million for the three months ended June 30, 2009. The decrease in revenue relates to the previously disclosed matter that the Company no longer has units in operation at three of the four facilities in Alabama where the Company has historically placed its charitable bingo units.  The fourth facility where the Company has historically placed units has been operating under the protection of a temporary restraining order.  On July 30, 2010, however, the Supreme Court of Alabama issued a ruling reversing the trial court’s entry of the temporary restraining order.  Accordingly, this fourth facility will no longer be operating under the protection of a temporary restraining order.  See Note 13 of the Notes to Condensed Consolidated Financial Statements.

▪
Other gaming operations revenue relates to participation revenue from other states, including Washington, Wisconsin, Texas, New York, Minnesota, California and Rhode Island.  Gaming revenue from these states combined was $2.8 million in the three months ended June 30, 2010 compared to $2.9 million during the same period of 2009, a 2.8%, decrease.  The end of period unit count for these states decreased to 1,089 as of June 30, 2010 from 1,641 as of June 30, 2009.  Other gaming operations revenue includes back office fees for system installations of $1.3 million and $838,000 for the three months ended June 30, 2010 and 2009, respectively.

Gaming Operations – Lottery

▪
Revenues from the New York Lottery system increased $13,000, or 1.0%, to $2.0 million in the three months ended June 30, 2010, from $2.0 million in the three months ended June 30, 2009. Currently, eight of the nine planned racetrack casinos are operating, with approximately 12,500 total terminals.  The increase is attributable to increased activity within the New York Lottery system.

Gaming Equipment and System Sales –Player Terminal and Equipment Sales

▪
Player terminal and equipment sales were $3.8 million for the three months ended June 30, 2010, and $2.6 million for the three months ended June 30, 2009, an increase of $1.2 million or 45.5%. Player terminal sales for the three months ended June 30, 2010 were $2.0 million on the sale of 128 new proprietary units, with no comparible sales for the three month period ended June 30, 2009.  Gaming equipment sales were $1.3 for the three month period ended June 30, 2010 compared to $283,000 in the June 30, 2009 period.  Generally, gaming equipment sales include ancillary equipment necessary for the full functionality of the player terminals in a casino.  Player terminal and equipment sales also include $288,000 and $2.3 million related to deferred revenue recognized during the three month periods ended June 30, 2010 and 2009, respectively, due to contract amendments or final execution of deliverables.

Gaming Equipment and System Sales – Systems and Licensing

▪
Systems and licensing sales revenue was $1.1 million for the three months ended June 30, 2010, and $1.2 million for the three months ended June 30, 2009. Systems and licensing revenue for the three months ended June 30, 2010 relates to $163,000 of licenses associated with the player terminal sales during the period and $880,000 of systems and game themes sold in prior periods being amortized to revenue from deferred revenue over the contract period.  Systems and licensing revenue for the three months ended June 30, 2009 relates to $350,000 of licenses associated with game changes, and $812,000 of systems and game themes sold in prior periods being amortized to revenue from deferred revenue over the contract period.

Cost of Revenues

▪
Total cost of revenues, which includes cost of gaming equipment and system sales and royalty fees, increased $1.2 million, or 54.5%, to $3.3 million in the three months ended June 30, 2010, from $2.1 million in the three months ended June 30, 2009. Costs of sales related to player terminal sales were $938,000 for the three months periods ended June 30, 2010, Royalty fees were $765,000 and $549,000 for the same periods.  Cost of sales for the three months ended June 30, 2010 also includes $935,000 of costs of prior period shipments being amortized from deferred revenue over the contract period and $425,000 related to the sale of gaming equipment during the period.  Cost of sales for the three months ended June 30, 2009 also includes $1.5 million of costs of prior period shipments being amortized from deferred revenue over the contract period, and $333,000 related to the sale of gaming equipment during the period.

Selling, General and Administrative Expenses

▪
Selling, general and administrative expenses, or SG&A, decreased approximately $623,000, or 4.1%, to $14.7 million for the three months ended June 30, 2010, from $15.3 million in the same period of 2009. This decrease was primarily a result of (i) a decrease in repair and maintenance of leased gaming equipment of $422,000, (ii) decrease in bad debt of $523,000, (iii) other taxes and license fees of $328,000 offset by an increase of $684,000 to salaries and wages.

Write-off, reserve, impairment and settlement charges

▪
Write-off, reserve, impairment and settlement charges for the three month period ended June 30, 2010 were $381,000 compared to $299,000 for three month period ended June 30, 2009.  The charges in the current period consisted of approximately $381,000 of write offs for loan costs from the amendment of our credit facility.

▪
On May 1, 2009, the Company entered into a comprehensive settlement agreement to resolve all claims arising from a November 2004 lawsuit. The Company incurred charges of $299,000 for the three month period ended June 30, 2009 related to legal fees and settlement costs, net of insurance proceeds.

Amortization and Depreciation

▪
Amortization expense decreased $117,000, or 11.0%, to $948,000 for the three months ended June 30, 2010, compared to $1.1 million for the same period of 2009.  Depreciation expense decreased $2.7 million, or 18.6%, to $11.8 million for the three months ended June 30, 2010 from $14.5 million for the three month period ended June 30, 2009, primarily as a result of a reduction in capital expenditures and assets becoming fully depreciated.

Other Income and Expense

▪
Interest income decreased $326,000, or 28.2%, to $830,000 for the three months ended June 30, 2010, from $1.2 million in the same period of 2009. We entered into development agreements with a customer under which approximately $41.7 million has been advanced and is outstanding at June 30, 2010, and for which we impute interest on these interest-free loans. For the three months ended June 30, 2010, we recorded imputed interest of $778,000 relating to development agreements with an imputed interest rate range of 5.75% to 9.0%, compared to $1.0 million for the same period in 2009.  In addition, interest income of $52,000 was accrued during the three month period ended June 30, 2010 on interest bearing notes.

▪
Interest expense decreased $378,000, or 27.2%, to $1.0 million for the three months ended June 30, 2010, from $1.4 million in the same period of 2009 due to a reduction in the outstanding debt balance.

Income Taxes

▪
Income tax benefit increased by $2.3 million to  $2.6 million for the three months ended June 30, 2010, from an income tax benefit of $288,000 in the same period of 2009. These figures represent effective income tax rates of 116.0% and 19.9% for the three months ended June 30, 2010 and 2009, respectively. During the three month period ended June 30, 2010, we recorded benefit of $3.7 million due to a change in method for calculating depreciation expense for tax purposes related to game licenses acquired from third party vendors and utilized in our rental pool.  The Company claimed a cumulative adjustment for the method change under IRS guidelines and will prospectively utilize the new method for future game license purchases.  The adjustment will be realized by the Company through a carryback to prior taxable income years. In addition, we recorded a benefit for a research and development credit study performed during the current period in the amount of $474,000.  These amounts were offset by a valuation allowance against our remaining deferred tax assets in the amount of $1.6 million.  As of June 30, 2010, the Company has fully reserved for all of its deferred tax assets as management has determined that it is more likely than not that the Company will not be able to realize the benefit of those assets.

Nine Months Ended June 30, 2010, Compared to Nine Months Ended June 30, 2009

Total revenues for the nine months ended June 30, 2010, were $87.5 million, compared to $94.6 million for the nine months ended June 30, 2009, a $7.1 million or 7.5% decrease.

Gaming Operations – Participation revenue

▪
Oklahoma gaming revenues were $45.3 million in the nine months ended June 30, 2010, compared to $52.4 million in the nine months ended June 30, 2009, a decrease of $7.1 million or 13.5%. Oklahoma’s end of period unit count as of June 30, 2010 was 7,041 compared to 7,553 as of March 31, 2009, a 512 unit or 6.8% decrease.  This unit reduction was primarily caused by casinos that purchased or removed 599 units from their floor. To a lessor extent the revenue decrease can also be attributed to the continuing economic slowdown in the Oklahoma market.

▪
Revenues from the Mexico bingo market were $6.5 million in the nine months ended June 30, 2010 and $7.4 million during the same period of 2009, a decrease of $912,000 or 12.2%. As of June 30, 2010, we had installed 5,093 player terminals at 29 bingo parlors in Mexico compared to 5,727 terminals installed at 28 bingo parlors at June 30, 2009. The reduction in the number of units relates to our strategic initiative to reduce our overall footprint in the facilities of our largest customer and the beginning of a transition in the Mexico market from a Class II product to a Class III product.  In addition, the decrease in revenue relates to a reduction in the win per unit in Mexico caused by an increased supply into the major Mexican markets and can also be attributable to a national smoking policy change that has affected traffic into our customers’ locations during the period.

▪
Alabama gaming revenues decreased $3.4 million, or 45.8%, to $4.0 million for the nine months ended June 30, 2010, compared to $7.3 million for the nine months ended June 30, 2009. The decrease in revenue relates to the previously disclosed fact that the Company no longer has units in operation at three of the four facilities in Alabama where the Company has historically placed its charitable bingo units.  The fourth facility where the Company has historically placed units has been operating under the protection of a temporary restraining order.  On July 30, 2010, however, the Supreme Court of Alabama issued a ruling reversing the trial court’s entry of the temporary restraining order.  Accordingly, this fourth facility will no longer be operating under the protection of a temporary restraining order.  See Note  13 of the Notes to Condensed Consolidated Financial Statements.

▪
Other gaming operations revenue relates to participation revenue from other states, including Washington, Wisconsin, Texas, New York, Minnesota, California and Rhode Island.  Gaming revenue from these states combined was $8.2 million in the nine months ended June 30, 2010 compared to $9.9 million during the same period of 2009 a $1.7 million, or 17.3%, decrease.   The end of period unit count for these states decreased to 1,089 as of June 30, 2010 from 1,641 as of June 30, 2009.  Other gaming operations revenue includes back office fees for system installations of $3.2 million and $2.4 million for the nine months ended June 30, 2010 and 2009, respectively.

Gaming Operations – Lottery

▪
Revenues from the New York Lottery system increased $218,000, or 4.0%, to $5.7 million in the nine months ended June 30, 2010, from $5.5 million in the six months ended June 30, 2009. Currently, eight of the nine planned racetrack casinos are operating, with approximately 12,500 total terminals.  The increase is attributable to increased activity within the New York Lottery system.

Gaming Equipment and System Sales –Player Terminal and Equipment Sales

▪
Player terminal and equipment sales were $13.0 million for the nine months ended June 30, 2010, and $8.6 million for the nine months ended June 30, 2009, an increase of $4.4 million or 50.3%. Player terminal sales for the nine months ended June 30, 2010 were $8.7 million on sales of 621 new proprietary units, compared to $4.4 million on sales of third party units for the nine month period ended June 30, 2009.  Gaming equipment sales were $2.9 million and $1.9 million for the nine month periods ended June 30, 2010 and 2009, respectively.  Generally, gaming equipment sales include ancillary equipment necessary for the full functionality of the player terminals in a casino; however, in nine months ended June 30, 2010 and 2009 gaming equipment sales also included $344,000 and $160,000 of used equipment sales, respectively.  Player terminal and equipment sales also include $1.1 million and $2.3 million related to deferred revenue recognized during the nine months period ended June 30, 2010 and 2009, respectively, due to contract amendments or final execution of deliverables.

Gaming Equipment and System Sales – Systems and Licensing

▪
Systems and licensing sales revenue was $3.4 million for the nine months ended June 30, 2010, and $1.3 million for the nine months ended June 30, 2009. Systems and licensing revenue for the nine months ended June 30, 2010 relates to: (i) a system sale of $1.0 million; (ii) $724,000 of licenses associated with the player terminal sales during the period; (iii) $1.3 million of systems and game themes sold in prior periods being amortized to revenue from deferred revenue over the contract period. Systems and licensing revenue for the nine months ended June 30, 2009 relates to:  (i) $812,000 of systems and game themes sold in prior periods being amortized to revenue from deferred revenue over the contract period; (ii) $250,000 from the sale of third party units; and (iii) $115,000 from game changes.

Cost of Revenues

▪
Total cost of revenues, which includes cost of gaming equipment and system sales and royalty fees, increased $2.8 million, to $9.1 million in the nine months ended June 30, 2010, from $6.3 million in the nine months ended June 30, 2009. Costs of sales related to player terminal sales were $4.8 million and $2.2 million for the nine months periods ended June 30, 2010 and 2009, respectively, and royalty fees were $1.6 million and $1.6 million for the same periods.  Cost of sales for the nine months ended June 30, 2010 also includes $1.4 million of costs from deferred revenue related to prior period shipments recognized during the period, and $937,000 related to the sale of gaming equipment during the period. Cost of sales for the nine months ended June 30, 2009 also includes: (i) $1.5 million of costs from deferred revenue related to prior period shipments recognized during the period; (ii) $2.2 million from the sale of third part units; and (iii) $1.1 million related to the sale of gaming equipment during the period.

Selling, General and Administrative Expenses

▪
Selling, general and administrative expenses, or SG&A, decreased approximately $2.6 million, or 5.6.%, to $43.5 million for the nine months ended June 30, 2010, from $46.1 million in the same period of 2009. This decrease was primarily a result of (i) a decrease in repairs and maintenance expenses of $1.8 million, (ii) decrease in consulting and contract labor of $764,000 and (iii) decrease in accounting fees of $575,000.

Write-off, reserve, impairment and settlement charges

▪
Write-off, reserve, impairment and settlement charges for the nine month period ended June 30, 2010 were $3.9 million compared to $10.3 million for nine month period ended June 30, 2009.  The charges in the current period consisted of approximately $381,000 of write offs for loan costs from the amendment of our credit facility along with charges of approximately $3.1 million of reserves and impairment charges for a note receivable and installation and other costs within the state of Alabama.  In addition to the charges related to the Alabama market, during the nine month period ended June 30, 2010 as part of the Company’s routine asset analysis, charges of $421,000 were incurred, including the write-off of facility install costs, components, licenses, capitalized software and reserves for bad debts.

▪
On May 1, 2009, the Company entered into a comprehensive settlement agreement to resolve all claims arising from a November 2004 lawsuit. The Company incurred charges of $8.2 million nine month period ended June 30, 2009 related to legal fees and settlement costs, net of insurance proceeds.  In addition, during the three and nine month period ended June 30, 2009 as part of the Company’s routine asset analysis, charges of $987,000 were incurred, including the write-off of facility install costs, components, licenses, patents, capitalized software and reserves for bad debts; and $1.1 million for severance and other benefits.

Amortization and Depreciation

▪
Amortization expense decreased $1.2 million, or 32.1%, to $2.6 million for the nine months ended June 30, 2010, compared to $3.8 million for the same period of 2009.  Depreciation expense decreased $4.9 million, or 11.6%, to $37.4 million for the six months ended June 30, 2010 from $42.3 million for the nine month period ended June 30, 2009, primarily as a result of a reduction in capital expenditures and assets becoming fully depreciated.

Other Income and Expense

▪
Interest income decreased $894,000, or 24.2%, to $2.8 million for the nine months ended June 30, 2010, from $3.7 million in the same period of 2009. We entered into development agreements with a customer under which approximately $41.7 million has been advanced without interest and is outstanding at June 30, 2010, and for which we impute interest on these interest-free loans. For the nine months ended June 30, 2010, we recorded imputed interest of $2.5 million relating to development agreements with an imputed interest rate range of 5.75% to 9.0%, compared to $3.3 million for the same period in 2009.  In addition, interest income of $270,000 was accrued during the nine month period ended June 30, 2010 on interest bearing notes.

▪
Interest expense decreased $1.9 million, or 36.1%, to $3.5 million for the nine months ended June 30, 2010, from $5.4 million in the same period of 2009 due to a reduction in the outstanding debt balance.

▪
We had no other income for the nine months ended June 30, 2010, compared to $74,000 in the same period of 2009. Other income primarily decreased due to the last distribution from a partnership interest.

Income Taxes

▪
Income tax benefit decreased by $5.0 million to  $331,000 for the nine months ended June 30, 2010, from an income tax benefit of $5.4 million in the same period of 2009. These figures represent effective income tax rates of 3.4% and 33.8% for the nine months ended June 30, 2010 and 2009, respectively. During the nine month period ended June 30, 2010, we recorded a valuation allowance against our remaining deferred tax assets in the amount of $4.1 million.  The full valuation allowance on our deferred tax assets is the result of changes in our forecast, based on events described above,  for the remainder of the 2010 fiscal year and the determination that it is more likely than not that we will not be able to realize the benefit of those assets.

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

Effect if Different Assumptions Used: When we have determined that VSOE does not exist for any undelivered elements of an arrangement, then the aggregate value of the arrangement, including the value of products and services delivered or performed, is initially deferred until all hardware and software is delivered, and then is recognized ratably over the period of the last deliverable, generally the service period of the contract. The deferral of revenue under arrangements where we have determined that VSOE does not exist has resulted in $4.9 million being recorded as deferred revenue at June 30, 2010. If we had made alternative assessments as to the existence of VSOE in these arrangements, some or all of these amounts could have been recognized as revenue prior to June 30, 2010.

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

Management reviews long-lived asset classes for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For impairment analysis purposes, the Company’s rental pool is viewed as a fungible pool of assets; including assets in both rental pool-deployed and rental pool-undeployed.  In order to determine whether these assets are impaired, the net book value of the rental pool is compared to an estimate of future net cash flows from all existing facilities. The primary assumption used in determining future cash flows is our estimate of future revenue.  In addition, the Company analyzes the composition of its rental pool to determine the future use of older models and related components for those models.  The impairment analysis for the fiscal year ended September 30, 2009 indicated that we had substantial cash flows to fully recover the carrying value of the entire rental pool.  As of June 30, 2010 and September 30, 2009, the balance sheet consisted of $53.0 million and $65.4 million, respectively, of rental pool assets. (Critical Assumption #2)

Assumptions/Approach used for Critical Assumption #1: The carrying value of the asset is determined based upon management’s assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight line basis, where the useful life of items in the rental pool has been determined by management to be three years.

Effect if different assumptions used for Critical Assumption #1: While we believe that the useful lives that have been determined for our fixed assets are reasonable, different assumptions could materially affect the carrying value of the assets, as well as the depreciation expense recorded in each respective period related to those assets. During the nine month period ended June 30, 2010, a significant portion of the $40.0 million of depreciation and amortization expense related to assets in the rental pool. If the depreciable life of assets in our rental pool were changed from three years to another period of time, we could incur a materially different amount of depreciation expense during the period.

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

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Critical Assumption #2). For the nine month period ended June 30, 2010, there was no impairment to the assets’ carrying values.

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

Income Taxes. In accordance with ASC Topic 740, “Income Taxes”, we have recorded deferred tax assets and liabilities to account for the expected future tax benefits and consequences of events that have been recognized in our financial statements and our tax returns. There are several items that result in deferred tax asset and liability impact to the balance sheet. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, it is reduced by a valuation allowance to remove the benefit of recovering those deferred tax assets from our financial statements. Additionally, in accordance with ASC Topic 740, as of June 30, 2010, we have recorded a liability of $263,000 associated with uncertain tax positions. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are required to determine whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position in order to record any financial statement benefit. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Assumptions/Approach Used: Numerous judgments and assumptions are inherent in the determination of future taxable income and tax return filing positions that we take, including factors such as future operating conditions. As of September 30, 2009, management evaluated its ability to utilize the full extent of its deferred tax assets and noted that as of September 30, 2008, the Company had historically reflected a strong earnings history, and had reported cumulative book income for the three years ending September 30, 2008.  However, as of September 30, 2009, the Company’s earnings had deteriorated, and given the large loss experienced, the Company had reported three years of cumulative book losses. Furthermore, management’s 2010 financial forecast indicated that the Company expected to be near breakeven, and due to uncertainties in the overall economy and the gaming industry specifically, felt that we would not be able to rely, with a sufficient level of certainty, on projections beyond the coming fiscal year.

Effect if Different Assumptions Used: Management, along with consultation from an independent public accounting firm used in tax consultation, continually evaluate complicated tax law requirements and their effect on our current and future tax liability and our tax filing positions. Despite our attempt to make an accurate estimate, the ultimate utilization of our gross deferred tax assets of $28.2 million, primarily associated with the tax basis of our leased gaming equipment and property and equipment is largely dependent upon our ability to generate taxable income in the future or carryback losses to prior years with taxable income. Our liability for uncertain tax positions is dependent upon our judgment on the amount of financial statement benefit that an uncertain tax position will realize upon ultimate settlement and on the probabilities of the outcomes that could be realized upon ultimate settlement of an uncertain tax position using the facts, circumstances and information available at the reporting date to establish the appropriate amount of financial statement benefit. To the extent that a valuation allowance or liability for uncertain tax position is established or increased or decreased during a period, we may be required to include an expense or benefit within income tax expense in the income statement.  As of September 30, 2009, management determined that it was not more likely than not that the Company would realize the full benefits associated with its gross deferred tax assets.  Therefore, a valuation allowance has been recorded on our deferred tax assets to the full extent that those balances as of June 30, 2010.    This reserve was determined due to the uncertainty as to our ability to realize the full extent of these tax differences in future periods.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, we had $30.8 million in unrestricted cash and cash equivalents, compared to $12.5 million as of September 30, 2009. Our working capital as of June 30, 2010, was $39.1 million, compared to a working capital of $28.7 million at September 30, 2009. The increase in working capital was primarily the result an increase in cash collections from notes receivable and a slight decrease in accounts payable and accrued expenses. During the nine month period ended June 30, 2010, we used $23.9 million for capital expenditures of property and equipment compared to $36.3 million for the nine month period ended June 30, 2009.  We collected $13.2 million and $15.8 million on development agreements during the nine month periods ended June 30, 2010 and 2009, respectively. In addition, we have $59.8 million outstanding and $30 million available for future borrowings under our Credit Agreement, as amended, subject to covenant restrictions (see the discussion of our Credit Agreement in Note 9 and below).

As of June 30, 2010, our total contractual cash obligations were as follows (in thousands):

	Payments Due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Revolving Credit Facility(1)	$—	$15,000	$—	$—	$15,000
Credit Facility Term Loan(2)	750	44,063	—	—	44,813
Operating leases(3)	1,505	1,989	2,150	393	6,037
Purchase commitments	6,674	—	—	—	6,674
Total	$8,929	$61,052	$2,150	$393	$72,524

(1)	Relating to the revolving credit commitment under the Credit Agreement, bearing interest at the Eurodollar rate plus the applicable spread (5.25% as of June 30, 2010).
(2)	Consists of amounts borrowed under the term loan to our Credit Agreement at the Eurodollar rate plus the applicable spread (6.5% as of June 30, 2010).
(3)	Consists of operating leases for our facilities and office equipment.

During the nine month period ended June 30, 2010, we generated $49.2 million in cash from our operations, compared to $36.2 million during the same period of 2009. This $13.0 million increase in cash generated from operations over the prior period was primarily due to collections on accounts receivable, reductions in inventories and prepaids; offset by a decrease in accounts payable.

Cash used in investing activities decreased $13.4 million to $16.4 million in the nine month period ended June 30, 2010, from $29.8 million in the three month period ended June 30, 2009. The decrease was primarily the result of an decrease in net capital expenditures (acquisition of property and equipment and leased gaming equipment less transfer of leased gaming equipment to inventory) of $12.4 million, offset by a decrease in repayments under development agreements of $2.6 million and an increase in advances under development agreements of $4.0 million. Net additions to property and equipment and leased gaming equipment consisted of the following:

	Nine month periods ended June 30,
	2010	2009
	(In thousands)
Gaming equipment	$23,368	$30,351
Third-party gaming content licenses	4,763	6,723
Other	390	44
Acquistion of property and equipment and leased gaming equipment	28,521	37,118
Transfer of leased gaming equipment to inventory	(4,573)	(846)
Total	$23,948	$36,272

Cash from financing activities increased by $10.7 million to a $14.2 million usage in the nine month period ended June 30, 2010, from $3.5 million used in financing activities in the same period of 2009. The increase was primarily the result of the paydown of the Credit Agreement by $15.2 million during the current period in comparison to the $3.9 million, net of repayments, borrowed during the same period in 2009.

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

Our performance and financial results are, to a certain extent, subject to (i) general conditions in or affecting the Native American gaming industry, and (ii) general economic, political, financial, competitive and regulatory factors beyond our control. If our business does not continue to generate cash flow at appropriate levels or if we receive a material judgment against us in a lawsuit (See “Risk Factors – “Litigation may adversely affect our business, financial condition and results of operations,” and “Part I – Item 1. Condensed Consolidated Financial Statements – Note 13 – Commitments and Contingencies”), we may need to raise additional financing. Sources of additional financing might include additional bank debt or the public or private sale of equity or debt securities. However, sufficient funds may not be available, on terms acceptable to us or at all, from these sources, or any others, to enable us to make necessary capital expenditures and to make discretionary investments in the future.  See Item 1A.Risk Factors – “Our Credit Agreement contains covenants that limit our ability to finance future operations or capital needs and to engage in other business activities.”

Stock-Based Compensation

At June 30, 2010, we had approximately 5.5 million options outstanding, with exercise prices ranging from $1.61 to $18.71 per share. At June 30, 2010, approximately 3.7 million of the outstanding options were exercisable.

During the three months ended June 30, 2010, options to purchase 7,600 shares of common stock were granted at a weighted average exercise price of $4.50 per share, and we issued 15,925 shares of common stock as a result of stock option exercises with a weighted average exercise price of $2.91.

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

Pursuant to the development agreements we enter into with many of our customers, we are required to advance funds for the construction and development of gaming facilities, some of which are required to be repaid. As a result of our adjustable-interest-rate notes payable and fixed-interest-rate-notes receivable described in “Item 1. Condensed Financial Statements – Note 6 – Notes Receivable and Note 9 – Credit Agreement, Long-Term Debt and Capital Leases,” we are subject to market risk with respect to interest rate fluctuations. Any material increase in prevailing interest rates could cause us to incur significantly higher interest expense.

The Credit Agreement also requires that we enter into hedging arrangements covering at least $50.0 million of the term loan for a three-year period. On May 29, 2008, we purchased, for $390,000, an interest rate cap (5% cap rate) covering $50.0 million of the term loan. To the extent that LIBOR rates do not exceed the 5% cap rate, we estimate that a hypothetical increase of 100 basis points in interest rates would increase our annual interest expense by approximately $599,000, based on our variable debt outstanding of $59.8 million as of June 30, 2010.

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

Evaluation of Disclosure Control and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2010.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the third quarter of fiscal 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a party to various material legal proceedings, which are described in Note 13 – Commitments and Contingencies, and incorporated by reference into this item and in the Company’s Annual Report on Form 10-K filed for the year ended September 30, 2009 under the caption “Item 3. Legal Proceedings.”  We are subject to litigation from time to time in the ordinary course of our business, as well as litigation to which we are not a party that may establish laws that affect our business.  Except as discussed in Note 13 of the Notes to Consolidated Condensed Financial Statements included herein, which is incorporated by reference into this item, during the three month period covered by this Quarterly Report on Form 10-Q, the Company has not been named in any new material legal proceeding, and there have been no material developments in the previously reported legal proceedings.

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

▪
evaluation and negotiation of a proposed transaction may distract management from focusing its time and resources on execution of our 2010 operating plan, which could have a material adverse effect on our operating results and business;

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

For the nine month periods ended June 30, 2010 and 2009, approximately 58% and 65%, respectively, of our total revenues were from Native American tribes located in Oklahoma, and approximately 44% and 43%, respectively, of our gaming revenues were from one tribe in that state. The significant concentration of our customers in Oklahoma means that local economic, regulatory and licensing changes may adversely affect our customers, and therefore our development agreements and our business, disproportionately to changes in national economic conditions, including adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, the loss of any of our Oklahoma tribes as customers, including our largest customer, would have a material and adverse effect upon our financial condition and results of operations. In addition, the legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe previously avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. The State of Oklahoma permits other types of gaming, both at Native American tribal gaming facilities and at Oklahoma racetracks, and many of our competitors may seek entry into this market. The loss of significant market share to these new gaming opportunities or the increased presence of our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.  We believe that the introduction of our competitor’s more aggressive Class II machines, with characteristics of traditional slot machines, into the Oklahoma Class II market has adversely affected our operating results and market position in that state and may continue to do so in the future.

Our exclusive distribution agreements with third party manufacturers are expiring which may impact product performance and overall revenue.

Our exclusive right, granted to us by WMS Industries, Inc., or WMS, to be the third party provider of WMS products to the Chickasaw Nation expired on  June 30, 2010.  We plan to continue purchasing equipment in order to maintain our footprint of WMS product while concurrently continuing our strategy of transitioning away from a reliance on third party product.  Additionally we have the right to distribute products from Aristocrat Technologies, Inc., or Aristocrat, per an agreement with Aristocrat which is set to expire on December 31, 2010.  Though we do not presently expect a loss of exclusivity to significantly affect the product portfolio we offer our customers, the loss of exclusivity increases the likelihood that these manufacturers could place product directly or through other distributors on our customer’s floor.  Our loss of exclusivity could have the effect of diluting our win per unit, thus negatively impacting our revenue.

As of June 30, 2010, we had approximately 2,476 WMS Class III units in operation at the Chickasaw properties, and 3,534 units in the aggregate at all our properties, which, in the aggregate, accounts for approximately 37% for the three months ended June 30, 2010 and 33% for the nine months ended June 30, 2010. In addition we had approximately 1,577 Aristocrat units in operation in the aggregate, which accounts for approximately 10% for the three months ended June 30, 2010 and 12% for the nine months ended June 30, 2010.

Our charitable bingo operations in Alabama are subject to legal uncertainty.

The Alabama Supreme Court, in the November 13, 2009 decision related to the White Hall Gaming Center, referred to herein as the White Hall decision, established a definition of “bingo” that included a limited set of standards for charity bingo games in Alabama.  We believe that our modified games comply with the standards established by the Alabama Supreme Court decision and have received certifications and/or formal written opinions from independent gaming laboratories verifying to us that each game, as modified, is compliant with the applicable Alabama standards.  Notwithstanding our initiatives to have our games comply with the specified standards, there can be no assurance that we will not encounter further legal, inclusive of civil action, regulatory, financial, or competitive issues related to this matter.  We cannot be certain that operators, law enforcement officials or regulatory bodies in Alabama will decide that our games, as reintroduced to the Alabama market, are in compliance with the standard set forth by the Alabama Supreme Court or that a court will not later determine that the modified equipment does not comply with the standards set forth in the White Hall decision or other applicable laws. Furthermore, unfavorable changes in laws, regulatory requirements or unanticipated enforcement action against us, our games or customers, and/or adverse decisions by courts, regulators and/or governmental bodies in Alabama could have a material adverse effect on our Alabama clients’ businesses, and, ultimately, a material adverse impact on our results of operations and financial condition, including our revenue and any money lent pursuant to our development agreements in the State may not be adequately repaid.

The legality of charitable bingo gaming in Alabama is under challenge by the state’s Governor.  Legislation to put the legality question to a public referendum in Alabama failed to pass the legislative session.  Many charitable bingo properties voluntarily ceased operations pending resolution of the matter as enforcement actions against operators is a continued threat.  It therefore remains a possibility that certain of our charity bingo equipment located in Alabama could be seized and made subject to a forfeiture proceeding.  In addition, legal and regulatory uncertainty in Alabama has introduced new competitive issues as other equipment manufacturers take different approaches to compliance which may prove more popular with our customers than the approaches we've taken.  If our reintroduced machines are not as popular with customers as those of our competitors, our market share and operating results in Alabama could suffer.

Some of the facilities of our Alabama customers are currently closed and if the facilities continue to remain closed, the resulting decrease in our revenue and EBITDA for the 2010 fiscal year, as well as additional write-down of assets currently dedicated to the Alabama market, may adversely impact our financial position and results of operations.  As previously disclosed, in April 2010, one of the Alabama facilities where we have historically placed games indicated that under current conditions it will remain closed and consequently has substantial doubts as to its ability, in the short term, to make scheduled payments pursuant to the terms of the development agreement.   These developments led us to conclude that the closures of this and certain other Alabama customer facilities are likely to be other than temporary.  One of the facilities where we have historically placed units has been operating under the protection of a temporary restraining order.  On July 30, 2010, however, the Supreme Court of Alabama issued a ruling reversing the trial court’s entry of the temporary restraining order.  Accordingly, this fourth facility will no longer be operating under the protection of a temporary restraining order.  If such facility does not continue to operate in the future, we may need to take additional impairment charges for assets at this customer facility.

Furthermore, we were recently named in three lawsuits in Alabama, one mass action (Ethel Adell, et al., v. Macon County Greyhound Park, Inc., et al.,) and two purported class action (Walter Bussey, et. al., v. Macon County Greyhound Park, Inc., et al., and Ozetta Hardy v. Whitehall Gaming Center, LLC, et al.), pending in federal court in Alabama.  The lawsuits were filed on behalf of patrons of VictoryLand in Shorter, Alabama, and White Hall Gaming Center in White Hall, Alabama, and include claims related to the alleged illegality of electronic bingo in Alabama. There may be other cases pending or threatened involving electronic bingo that might have an impact upon our operations in Alabama and it is possible that further proceedings will be initiated in the future, which could have a material affect on our business and results of operations.

We may not collect all amounts recorded for value added taxes related to our operations in Mexico.

Our Mexican operations are subject to Value Added Tax, or VAT, which has been applied to product shipments originating outside of Mexico. We have an outstanding VAT receivable from the Mexican taxing authority primarily related to VAT levied on product shipments for 2006 and 2007.  At June 30, 2010 and September 30, 2009, the Company’s VAT receivable was $7.0 million and $7.5 million, respectively.  These balances remain uncollected as of June 30, 2010 and a portion are currently under audit by the Mexican taxing authority.  The carrying value of the receivable may be adversely impacted by the outcome of these audits.  The Company has received an initial ruling from the Mexican taxing authority indicating that the Mexican tax authority has challenged the registration of certain of the Company’s transactions that have generated approximately $600,000 in VAT receivable.  Mexican tax law permits the Company to formally contest the initial ruling, and the Company believes that it has the necessary documentation to support the portion that has been challenged.  However, the final resolution of the contested balances remains uncertain and may adversely affect the carrying value of the receivable and may have an adverse affect on our foreign income tax expense.

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

Further, Native American tribes generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States.  In order for the Company to sue or enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe, the Native American tribe must effectively waive its sovereign immunity with respect to the matter in dispute, which we are not always able to obtain.  For example, our largest customer, who accounts for over 44% of our revenue as of June 30, 2010, has not given us a limited waiver of sovereign immunity.  Without a limited waiver of sovereign immunity or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract.  Even if the waiver of sovereign immunity by a Native American tribe is deemed effective, there will be an issue as to the forum in which a lawsuit can be brought against the Native American tribe.  Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native American tribes and we may be unable to enforce any arbitration decision effectively.

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

Certain of Class II Native American tribal customers have entered into compacts with the states in which they operate to permit the operation of Class III games. We believe the number of our Class II game machine placements in those customers’ facilities could decline significantly, and our operating results could be materially and adversely affected.  As our Native American tribal customers continue to transition to gaming under compacts with the state, we continue to face significant uncertainty in the market that makes our business in these states difficult to manage and predict and we may be forced to compete with larger companies that specialize in Class III gaming as these companies move into these newly created Class III markets.  We believe the establishment of state compacts depends on a number of political, social, and economic factors that are inherently difficult to ascertain. Accordingly, although we attempt to closely monitor state legislative developments that could affect our business, we may not be able to timely predict if or when a compact could be entered into by one or more of our Native American tribal customers.For example, in Oklahoma, we anticipate that the introduction of Class III games continues to pressure our market and revenue share percentages and may cause a shift in the market from revenue share arrangements to a “for sale” model.

Casino operations are conducted at the discretion of our customers.

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

Litigation may adversely affect our business, financial condition and results of operations.

We are subject to legal and regulatory requirements applicable to our business and industry.  We are also subject to the risk of litigation by employees, customers, patent owners, suppliers, shareholders or others through private actions, class actions, administrative proceedings and other legal proceedings.  Litigation can be lengthy, expensive, and disruptive to our operations and results cannot be predicted with certainty. Current estimates of loss regarding pending litigation may not be reflective of any particular final outcome. The results of rulings, judgments or settlements of pending litigation may result in financial liability that is materially higher than what management has estimated at this time and we may experience adverse publicity associated with litigation, regardless of whether the allegations are valid or whether we are ultimately found liable. We make no assurances that we will not be subject to liability with respect to current or future litigation. We maintain various forms of insurance coverage. However, substantial rulings, judgments or settlements could exceed the amount of insurance coverage (or any cost allocation agreement with an insurance carrier), or could be excluded under the terms of an existing insurance policy. Moreover, our failure to comply with procedural or operational requirements inherent to our policies may void coverage.  Additionally, failure to secure favorable outcomes in pending litigation could result in adverse consequences to our business, operating results and/or overall financial condition (including without limitation, possible adverse effects on compliance with the terms of our Credit Agreement).

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

In recent years, we have expanded our business into several countries, including Mexico, Israel, Malta, and Canada.  The Maltese operations have ceased; the Israeli operations are immaterial to us; the Canadian business has been project oriented to date; however, the Mexican business has grown significantly since inception.  We now operate approximately 5,000 units in Mexico, primarily across numerous facilities operated by one customer.  Although the revenue results in Mexico have not met original expectations, we plan to continue to operate in the country but there can be no assurances that either revenues will grow or that we will continue supplying new products to that market.    International business is inherently subject to various risks, including, but not limited to:

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

We have player stations not deployed as of June 30, 2010, which are considered part of our rental pool. If the opening of new facilities or the expansion of existing facilities is altered negatively, either by significant delay or by cancellation, the realizable value of these assets could be adversely impacted. In such instances we may be required to recognize impairment charges on these assets.

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

We rely upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect our proprietary rights and technology, but these laws and contractual provisions provide only limited protection. We rely to a greater extent upon proprietary know-how and continuing technological innovation to maintain our competitive position. Insofar as we rely on trade secrets, unpatented know-how and innovation, others may be able to independently develop similar technology, or our secrecy could be breached. The issuance of a patent to us does not necessarily mean that our technology does not infringe upon the intellectual property rights of others. As we enter into new markets by leveraging our existing technology, and by developing new technology and new products, it becomes more and more likely that we will become subject to infringement claims from other parties. We are currently involved in a patent dispute with a competitor, International Gamco, Inc., regarding the ’035 Patent. See- “Part II – Item I. Financial Statements – Note 13 – Commitments and Contingencies.” Problems with patents or other rights could increase the cost of our products, or delay or preclude new product development and commercialization. If infringement claims against us are valid, we may seek licenses that might not be available to us on acceptable terms or at all. Litigation would be costly and time consuming, but may become necessary to protect our proprietary rights or to defend against infringement claims. We could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others or in asserting claims against others. We cannot guarantee that our intellectual property will provide us with a competitive advantage or that it will not be circumvented by our competitors.

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

We depend on the continued performance of the members of our senior management team and our technology team to assist in executing our strategy. In order to retain our key personnel, we have established a retention plan, however, key employees may depart despite our efforts.  If we were to lose the services of any of our senior officers, directors, or any key member of our technology team, and could not find suitable replacements for such persons in a timely manner, it could have a material adverse effect on our business. We expect that our efforts to grow will place a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures.

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

The recognition of our revenue depends on, among other things, the terms negotiated in our contracts with our customers. Our personnel may act outside of their authority and negotiate additional terms without our knowledge. We discourage such conduct, but there can be no assurance that our policy will be followed. For instance, in the event that our sales personnel negotiate terms that do not appear in the contract and of which we are unaware, whether the additional terms are written or verbal, we could be prevented from recognizing revenue in accordance with our plans. Furthermore, depending on when we learn of unauthorized actions and the size of transactions involved, we may have to restate revenue for a previously reported period, which would seriously harm our business, operating results and financial condition.

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

In the event gaming authorities determine that any of our officers, directors, key employees, shareholders or any other person is unsuitable to act in such a capacity, we will either be required to terminate our relationship with such person, which termination could have a material adverse effect on our business, or may not be able to terminate such relationship, which could impact our ability to obtain such license or approval.

We do not have the right to redeem shares of an unsuitable shareholder, and a finding of unsuitability could have a material adverse effect on our business.  In some jurisdictions, the gaming authority may determine that any of our officers, directors, key employees, shareholders or any other person is unsuitable to act in such capacity. There can be no assurance that we will obtain all the necessary licenses and approvals or that our officers, directors, key employees, their affiliates and certain other shareholders will satisfy the suitability requirements in each jurisdiction in which we seek to operate. The failure to obtain such licenses and approvals in one jurisdiction may affect our licensure and/or approvals in other jurisdictions. In addition, a significant delay in obtaining such licenses and approvals could have a material adverse effect on our business prospects.

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

Our Board of Directors has the authority to issue 2,000,000 shares of preferred stock and determine the terms of such preferred stock without shareholder approval.  While we currently do not have any preferred stock issued and our Board of Directors has no current plans, agreements or commitments to issue any shares of preferred stock, the issuance of such preferred stock may delay, defer or prevent a change in control because the terms of any issued preferred stock could potentially prohibit our consummation of any acquisition, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction.  In addition, the issuance of preferred stock could have a dilutive effect on our shareholders and affect the price of our common stock.

Other provisions of Texas law and our Articles of Incorporation and Bylaws may have the effect of delaying or preventing a change in control or acquisition, whether by means of a tender offer, business combination, proxy contest, or otherwise.  Our Articles of Incorporation and Bylaws include purported limits on shareholder action by written consent in lieu of a meeting and certain procedural requirements governing the nomination of directors by shareholders and shareholder meetings. These provisions could have the effect of delaying or preventing a change in control.

ITEM 6.                 EXHIBITS

(a)           Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2010	Multimedia Games, Inc.

	By:	/s/ Adam D. Chibib†
Adam D. Chibib
Chief Financial Officer

†Mr. Chibib is signing as an authorized officer and as our Principal Financial Officer and Principal Accounting Officer.

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION

3.1	Amended and Restated Articles of Incorporation	(1)

3.2	Amendment to Articles of Incorporation	(2)

3.3	Third Amended and Restated Bylaws	(3)

10.1	Fourth Amendment to Credit Agreement by and among MegaBingo, Inc., MGAM Systems, Inc., and Comerica Bank, dated as of April 6, 2010	(4)
____
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)

31.2	Certification of Principal Accounting Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)

32.1	Certification as required by Section 906 of the Sarbanes Oxley Act of 2002	(*)

(1)	Incorporated by reference to our Form 10-QSB for the quarter ended March 31, 1997, as filed with the Securities and Exchange Commission, or SEC, on May 15, 1997.

(2)	Incorporated by reference to our Form 10-Q for the quarter ended December 31, 2003, as filed with the SEC on February 17, 2004.

(3)	Incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on March 15, 2010.

(4)	Incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on April 7, 2010.

(*)	Filed herewith.