Form 10-K
period 2010-09-30
MULTIMEDIA GAMES INC
filed 2010-12-10
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

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

Large Accelerated Filer ☐                                                 Accelerated Filer ☒

Non Accelerated Filer ☐                                                   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2010) was $97,498,479 (assuming, for this purpose, that only directors and officers are deemed affiliates.)

As of December 7, 2010, the registrant had 27,564,090 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement to be delivered to shareholders in connection with the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

This Annual Report on Form 10-K contains forward-looking statements reflecting Multimedia Games’ current forecast of certain aspects of our future. Forward-looking statements include, but are not limited to, statements regarding future actions, operating results, liquidity, capital expenditures, cash management and financial discipline, product, system and platform development and enhancements, customer and strategic relationships with third parties, strategies, initiatives, legal and regulatory uncertainties, including outcomes of litigation, the effects of such outcomes upon our business, changes in existing laws and regulations or in the interpretation of such laws and regulations, entry into new markets or jurisdictions or the obtaining of new licenses. The forward-looking statements are generally accompanied by words such as “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate,” or other words that convey the uncertainty of future events or outcomes. All forward-looking statements are based on current expectations and projections of future events.  The preparation of financial statements and forward-looking statements requires the company to make estimates and assumptions regarding estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, sales and expenses during any reported period. Actual results could differ materially from those stated or implied by our forward-looking statements, due to risks and uncertainties associated with our business or under different assumptions or conditions. These risks are described throughout this Annual Report on Form 10-K, which you should read carefully. We particularly refer you to the section under the heading “Risk Factors” for an extended discussion of certain of the risks confronting our business. The forward-looking statements in this Annual Report on Form 10-K should be considered in the context of these risk factors. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I
ITEM 1.  Business

GENERAL

Multimedia Games, Inc. designs, manufactures and supplies innovative standalone and networked gaming systems.  Our standalone player terminals, server-based systems, video lottery terminals, electronic scratch ticket systems, electronic instant lottery systems, back-office systems and bingo systems are used by Native American and commercial casino operators as well as state lottery operators in North America, and our standalone player terminals and electronic bingo and lottery systems are deployed in certain international markets.  We have long been a provider of server-based gaming systems known as central determinant and downloadable systems.  These systems are used by our Native American gaming operator customers in both Class II and Class III environments, by our commercial casino customers, by operators of charity and commercial bingo gaming facilities, and by lottery jurisdictions for operation of their video lottery systems.

As part of our networked gaming systems, we also provide customers with access to proprietary local-area and wide-area telecommunications networks that allow us to link player terminals with one another inside a single casino, inside multiple casinos owned by one operator, and across many casinos nationwide.  Our games include a mix of proprietary content that has been designed and developed internally by our own game studios as well as themes that we license from third parties.  Behind our products and systems is a suite of back-office, player tracking, slot accounting, slot management and slot monitoring systems that enable our customers to track their operations and adjust the performance of their slot floor in real-time to ensure optimum financial performance.

We derive the majority of our gaming revenues from participation, or revenue share, agreements.  Under our participation agreements, we place player terminals and systems, along with our proprietary and other licensed game content, at a customer’s facility in return for a share of the revenues that these terminals and systems generate.  As of September 30, 2010, we have 13,032 gaming units in operation domestically and internationally which are installed pursuant to revenue share arrangements.  To a lesser extent, we generate revenues from the sale of gaming units and systems though we are expanding our use of for-sale revenue model as we expand into additional gaming jurisdictions and into other segments of the gaming market.  We also generate revenues by supplying the central determinant system for approximately 12,500 video lottery terminals installed at racetracks in the State of New York and operated by the New York State Division of the Lottery.

The following table sets forth our end-of-period installed player terminal base by quarter and by region for each of the five most recent quarters:

Quarter Ended	Oklahoma	Mexico	Alabama(1)	Other (2)	Total Participation Units
9/30/2010	7,047	4,784	114	1,087	13,032
6/30/2010	7,041	5,093	559	1,089	13,782
3/31/2010	6,736	5,022	320	1,101	13,179
12/31/2009	6,927	5,403	2,509	1,229	16,068
9/30/2009	7,093	5,401	2,318	1,340	16,152

(1)
See Note 15 of the Notes to Consolidated Financial Statements. The decrease in Alabama is due to the fact that all of the charitable bingo facilities were voluntarily closed by our Alabama customers due to regulatory uncertainty in that State.

(2)	Includes units installed in California, Kansas, Minnesota, New York, Rhode Island, Texas, Washington and Wisconsin.

Additional financial information relating to industry segments appears in Note 1 Summary of Significant Accounting Policies in Part IV of this Report .

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

MARKETS AND PRODUCTS

Class III Market

The Class III market is the primary gaming operations market in North America. Our largest Class III market and largest overall market is Oklahoma.  For the fiscal year ended September 30, 2010, our operations in Oklahoma accounted for 57% of our total revenues.  Approximately 46% of the total revenues were generated by our average participation installed base of 6,051 Class III gaming machines in the state. The majority of our Class III gaming machines represent products we purchased from third-party manufacturers and distributed to our customers. During the same period of 2009 and 2008, our Class III operations in Oklahoma accounted for 46% and 42%, respectively, of our total revenues.  Furthermore, 44% of our total revenue in the fiscal year ended September 30, 2010, was generated by a single tribe in Oklahoma, the Chickasaw Nation, as compared to 42% and 39% of our total revenues in the same period of 2009 and 2008, respectively.

In 2010, we have expanded the scope of our proprietary Class III offerings and embarked on an initiative to provide our internally developed Class III offerings in additional Native American and commercial casino jurisdictions.  We currently have our proprietary Class III units placed in Native American facilities or commercial casinos in Oklahoma, Washington, California, Rhode Island, Minnesota, Idaho and Kansas and are working to secure licensing approval to place our Class III games and systems in a number of new jurisdictions across the United States.  The licensing process includes specific jurisdictional approvals from the appropriate testing laboratory and from the appropriate regulatory agency. We are currently licensed to offer Class III gaming units with 78 tribes in 11 states, including the commercial casino markets of Mississippi and Louisiana, where we commenced field trials of proprietary games near the end of fiscal 2010.  We currently have a total of 96 gaming licenses and have an additional 9 licenses pending for Native American and commercial casino markets. We expect to be licensed in several additional Class III markets during fiscal 2011 and in more jurisdictions over the next several years.  We believe that we will successfully deliver our proprietary player terminals to new Class III markets throughout fiscal 2011 and beyond and expect additional commercial placements as well.

In Washington, our Class III business is governed by tribal compacts between the Native American tribes in Washington and the State of Washington.  We sell and lease Class III gaming equipment to Native American customers and also receive a small fee for the use of our back-office systems in the State of Washington.

We provide a growing number of proprietary games to our customers in Washington State and supplement these offerings with third party titles from several manufactures.  In fiscal 2010, we sold 746 new proprietary Class III games to customers in Washington State, which accounted for approximately 80% of our total new, proprietary unit sales in the period.   Supporting our installations in Washington is our back-office system that allows customers to maintain end-user information, details of ticket manufacture, distribution and sales along with monitoring game operation and generating system reports.

Class II Market

The Class II market is associated with Native American gaming in the United States.  To service this marketplace, we provide our customers with a variety of linked player terminals, interactive electronic games and back-office systems.  We currently have Class II gaming units deployed in Oklahoma, Washington, California, Alabama, Wisconsin, and New York.  Our high-speed products feature a mix of proprietary and in-demand third party content that enables us to deliver an entertaining gaming experience.  In addition, we provide innovative gaming systems that allow us to operate regular deployment of new game engines and allow us to use differing themes around the same underlying base game as well as back-office systems that enable our customers to track the performance of their slot floor and adjust it to ensure the optimal gaming experience for their customers.

In 2010, the company increased its investment in Class II gaming and plans on furthering this investment in 2011. We believe that this increased investment, coupled with our expertise in Class II gaming will result in increased penetration into our core Class II markets.

International Electronic Bingo Market

We entered into Mexico, our most significant international market, in March 2006 by providing Apuestas Internacionales, S.A. de C.V., or Apuestas, a subsidiary of Grupo Televisa, S.A., with traditional and electronic bingo gaming, technical assistance and related services for Apuestas’ locations in Mexico.  Under its current permit from the Mexican Ministry of the Interior (Secretaria de Gobernación), Apuestas may open and operate up to 65 gaming establishments.  As of September 30, 2010, we had installed 4,664 player terminals at 24 gaming establishments, with all player terminals placed pursuant to a revenue share arrangement which is similar to our revenue share arrangements with some of our domestic customers.  In addition to our agreement with

Apuestas, we have installed 120 player terminals at additional establishments in Mexico and provide technical assistance and related services.  We derived approximately 7% of our total revenue from our operations in Mexico in 2010, compared to 8% in 2009 and 2008. As a result of recent regulatory changes in Mexico, we are beginning to convert a portion of our installed base of electronic bingo units to Class III games. We amended our agreement with Apuestas in early 2010 to tie our future investments under this relationship to return on invested capital. This arrangement has shifted our focus from expanding our footprint toward a focus on generating positive cash flow.

Central Determinant System Market

We provide the New York Lottery with a central determinant system for the video lottery terminals in operation at licensed New York State racetracks.  This central determinant system currently connects to approximately 12,500 video lottery terminals and has the ability to interface with, provide outcomes to, and manage player terminals provided by third party providers.  Pursuant to our agreement with the New York Lottery, we receive a portion of the network-wide hold per day in exchange for our provision and maintenance of the central determinant system.  In June 2009, the New York Lottery awarded us with a seven-year contract extension which extends the agreement through December 2017 and provides us an opportunity to expand our network as the New York Lottery licenses additional race track gaming facilities in the state.

Charity Bingo Market

Charity gaming consists of paper bingo in Minnesota and historically consisted of electronic gaming in Alabama and are operated by and/or for the benefit of nonprofit organizations for charitable, educational and other lawful purposes.  Our player terminals and systems in this segment are generally placed in facilities under participation arrangements and we receive a percentage of the hold per day generated by each of the player terminals. Due to regulatory uncertainty in the State of Alabama, all charity bingo facilities in Alabama where we have historically placed our charitable bingo units have voluntarily ceased operations. See Item 1A. - Risk Factors- "Our charitable bingo operations in Alabama are subject to legal uncertainty."

OUR STRATEGY

Seek to diversify our revenue model: Over the course of our history, revenue generation has primarily been tied to placements of participation games at our customers’ gaming facilities.  These placements typically entitle us to a percentage of the hold per day generated by each of our player terminals and, as such, tie us closely to the success of our customers.  As of September 30, 2010, our installed base of units on participation totaled 13,032 games.    Historically, we have been successful in establishing long-term development and placement fee agreements with several key customers, helping to expand our customer base and installed base of player terminals through contractual commitments such as participation agreements. As we move forward, we are seeking to expand our business model to include the sale of player terminals and game content, systems and services.  In an effort to more effectively address current and new jurisdictions, we continue to pursue higher levels of unit sales. Our marketing efforts are focused on providing games that deliver high levels of performance for our customers.  We believe our newest products, discussed in more detail below, will help expand our footprint in new jurisdictions and ultimately increase the total number of machines we can sell and the total number of customers to which we can sell.

Expand Class III offerings in additional jurisdictions: While we are expanding our portfolio of Class III games to encompass additional categories and include new game themes, we are also working to expand our total addressable market by targeting new gaming jurisdictions across the United States that build on our efforts in Oklahoma, California, Washington and other markets.  To accomplish this goal, we secured licenses in 2010 to market our Class III products in Mississippi and Louisiana, and are currently in various stages of pursuing new licenses in a number of states, including: Nevada, Florida, Indiana, Michigan, and New York (tribal).  We use the term Class III to refer to traditional slot machines to be placed in commercial jurisdictions as well as compact games located in various tribal gaming jurisdictions.

Focus on development of proprietary products: We are looking to build on our success in the Class II and Class III market with proprietary products, including our Player HD™ cabinet, and established video and mechanical reel games with a growing line of new products, including:

•
TournEvent TM. TournEvent helps transform the traditional process through which operators convert their slot floors into tournament venues. The second generation version of this system was commercialized in several markets in fiscal 2010 and we recently debuted the third generation version of TournEvent, which features several new capabilities.

•
Class III video and mechanical reel games. We have 39 proprietary Class III video and mechanical reel game titles and are investing in growing the number of proprietary titles. Our investments in, and new approach to, game development is yielding new games and play features that provide enhanced entertainment experiences. Among the new games we recently introduced are our new hybrid mechanical reel Maximum Lockdown® series and the Side Action™ series of games for the video reel segment. For the five reel mechanical reel segment we recently introduced games with the Power Stacks™ feature and for the three reel mechanical reel segment we introduced new top box features.

•
Offer new Class II products that benefit our tribal customers: Historically, our business has been reliant on our efforts in the Class II gaming space and this market remains an important part of our focus on product excellence.  We continue to work on new Class II products in order to support expanding or retaining customer relationships.  Furthermore, we plan to further enhance the overall level of gaming solutions we provide to our Class II gaming customers with the overriding goal of enhancing our net gaming revenue.   Our installed Class II footprint is primarily with one customer in Oklahoma, with these units being placed pursuant to long-term agreements following our decision to provide this customer with expansion capital. We believe our increasing focus on the development of new proprietary Class II products will allow us to address the significant Class II market beyond our largest customers in Oklahoma as well as with customers in other markets.

Reduce our reliance on third party products by continually improving our proprietary product portfolio: We continue to improve the quality of our proprietary product portfolio.  We are working in our game development studios to incorporate the needs and desires of slot players as well as technology innovation in our proprietary game library to deliver an entertainment experience players find both exciting and entertaining.   Our ability to develop new entertaining proprietary games will help drive the sale of games in Class III markets, help grow our installed base of recurring revenue games in both Class III and Class II markets, and allow us to generate a higher cash return from the refreshment of our existing installed base. As we reduce our reliance on third-party products we expect to generate a higher return on our investments in gaming technology.

Provide superior customer service through our back-office systems: We plan to continue to provide innovative customer service through our back-office systems and technology.  The majority of our proprietary player terminals and central determinant systems include our MGAMe® back-office systems that provide accounting, management and information services to our customers, who are then able to monitor all aspects of their gaming activities in real-time at the player terminal, game and gaming facility level.  Our systems normally include a database server that archives details of distribution and sales, as well as end-user information used by the gaming facilities for marketing and player tracking.  Our typical system also includes a management terminal that can monitor game-system operation and generate system reports.  As part ofMGAMe®, we also offer a player-tracking system that allows facilities to track the playing preferences of those individual end users who have elected to participate in that facility’s player-tracking program which also provides us with valuable design insights into game features that may be added to future games and terminals.  In this way, our customers often use MGAMe® as a marketing tool since it allows them to know which patrons are playing games in their facility, all in real-time.

Expand presence in the video lottery terminal market with our system-based products: We currently provide video lottery technologies to Native American tribes in the state of Washington and provide the central determinant system for the New York Lottery’s video lottery terminal offerings at eight racetracks in the state.  Pursuant to the terms of the New York Lottery agreement, we do not provide games but rather receive a portion of the network-wide hold per day in exchange for our provision and maintenance of the central determinant system.  We plan to leverage our expertise in the operation of video lottery systems to pursue agreements in other markets, as such markets and jurisdictions become available to us.

COMPETITION

We compete in a variety of gaming markets with equipment suppliers who vary in size.  Competition in our markets is generally on the basis of the amount of profits our products generate for our customers relative to the amount of profits generated by the products offered by our competitors as well as the prices and/or fees we and our competitors charge for products and services offered.  We believe that in addition to economic considerations, the most important factor influencing product selection is their appeal to end users.  This appeal has a direct effect on the volume of play by end users and drives the amount of revenue generated for our customers.  To drive customer demand and improve product attractiveness to end users, we are continually working to develop new game themes, gaming engines, hardware platforms and systems, all while working to release these new products to the marketplace in a timely manner.  See Item 1A - Risk Factors - "If we are unable to keep pace with rapid innovations in new technologies or product design and deployment, or if we are unable to quickly adapt our development and manufacturing processes to compete, our business and results of operation could be negatively impacted."

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

Competition in our industry includes Video Gaming Technologies, Inc. (VGT), International Game Technology (IGT), WMS Industries, Inc. (WMS), Bally Technologies, Inc. (Bally), Aristocrat Technologies, Inc. (Aristocrat), Konami Co. Ltd (Konami) and Gaming Capital Group.

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

Research and development expenses were $12.7 million, $12.8 million and $15.6 million for the years ended September 30, 2010, 2009 and 2008, respectively.

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

We have 58 patents issued and 67 patents pending in the United States.  In addition, we also have a number of patents pending overseas that correspond to some of our patents and patents pending applications in the United States.  We have 239 registered trademarks and 71 trademarks pending in the United States.  See Item 1A - Risk Factors – “We may not be successful in protecting our intellectual property rights, or avoiding claims that we are infringing upon the intellectual property rights of others.”

EMPLOYEES

At September 30, 2010, we had 397 full-time and part-time employees, including 186 engaged in field operations, customer support and business development, 144 in system and game development, 21 in sales and marketing, 19 in accounting and 27 in other general administrative and executive functions.  We do not have a collective bargaining agreement with any of our employees and we believe our relationship with our current employees is good.

GAMING REGULATIONS/LICENSING STRATEGY

We believe we hold all of the licenses and permits necessary to conduct business in 96 jurisdictions (commercial and tribal) following the recent addition of Class III tribal casinos in California.  While the regulatory requirements vary from jurisdiction to jurisdiction, most require:

•	Documentation of qualification, including evidence of financial stability;

•	Findings of Suitability for the Company, as well as its officers and directors; and

•	Gaming equipment and game approvals following testing and certification by testing labs.

Laws of various gaming regulatory agencies serve to protect the public and ensure that gaming-related activity is conducted honestly and free from corruption.   Regulatory oversight ensures local authorities receive the appropriate amount of gaming tax revenues.  As such, our financial systems and reporting functions are required to demonstrate high levels of detail and integrity. We are working to expand our total addressable market by targeting new gaming jurisdictions across the United States that build on our efforts in Oklahoma, Rhode Island and Washington.  To accomplish this goal, we have recently secured licenses in Louisiana, Mississippi, California, Minnesota and Ontario, and are currently pursuing new licenses in a number of states, including: Nevada, Arizona, Arkansas, Florida, Idaho, Michigan, Missouri, New Jersey, New York (tribal), Wisconsin, and Kansas (tribal).

In general, we are subject to a wide range of federal, state and Native American laws and regulations that affect our general commercial relationships with our Native American tribal customers and the products and services we provide.  As we seek to enter the traditional commercial gaming marketplace, we will also be subject to increased state regulatory requirements that will require more in-depth state-by-state licensing and oversight.  Furthermore, we are also subject to a range of state and local regulations in the markets where we seek to provide products and services for charity bingo markets.

Federal Regulation

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

State Licensing

We are subject to licensing requirements in each in each state in which we seek to conduct business.  We are licensed in several commercial gaming jurisdictions including: Indiana, Louisiana, Mississippi and Rhode Island. Additionally, in the states of Arizona, Missouri, New Mexico and Pennsylvania we are currently undergoing the licensing application process. Each state license is considered to be a privilege license and is subject to regulatory, technical, and statutory requirements.

Tribal-State Compacts and Tribal Regulation

Native American gaming is subject to the review of the NIGC.  Native American tribes must adopt and submit for NIGC approval the ordinances that regulate their gaming activities.  Pursuant to the requirements of IGRA, our tribal customers require the tribe to have the “sole proprietary interest” in their gaming activities.

Class III gaming on Native American tribal lands is subject to the negotiation of a compact between the tribe and the state in which they plan to operate a gaming facility.  These tribal-state compacts typically include provisions entitling the state to receive a portion of the tribe’s gaming revenues.  While tribal state compacts are intended to document the agreement between the state and a tribe, these tribal state compacts can be subject to disputes relative to permitted Class III gaming operations. Currently, we operate in three states where compacts significantly affect our business, Oklahoma, Washington, and to a lesser extent, California.

Oklahoma. In 2004, the Oklahoma Legislature authorized certain forms of gaming at racetracks and gaming at tribal facilities pursuant to tribal-state compacts.   While the racetrack facilities can operate a limited number of instant and bonanza-style bingo games and electronic amusement games, the compacts between the Native American tribes and the state allow tribal facilities to include an unlimited number of electronic instant and bonanza-style bingo games, electronic amusement games and non-house-banked tournament card games.  Vendors placing games at any of these facilities are required to gain state licensing approval as well as licensing approval from each individual tribe.  Furthermore, all electronic games must receive certification from independent testing laboratories and are subject to technical specifications maintained by the Oklahoma Horse Racing Commission and the individual tribal gaming authorities.

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

Charity Regulation

We supply bingo games and systems to nonprofit organizations that operate these games for charitable, educational and other lawful purposes.  Bingo for charity is not subject to a nationwide regulatory system such as the system created by IGRA to regulate Native American gaming and, as a result, regulation for this market is generally on a state-by-state basis though, in some cases, it is regulated by county commissions or other local government authorities.  At this time, we offer games to certain operators in Minnesota. Historically, we have offered charity bingo gaming systems in Alabama pursuant to constitutional amendments and county regulations or other local government authority regulations, but during the last fiscal year, due to the regulatory uncertainty in the State of Alabama, all charity bingo facilities in Alabama where we have historically placed our charitable bingo units have ceased operations. See Item 1A. - Risk Factors- "Our charitable bingo operations in Alabama are subject to legal uncertainty."

International Regulation

We currently have operations in one major international market, Mexico.  We began placing bingo games in the Mexican market in 2006 under the jurisdiction of the Ministry of the Interior (Secretaría de Gobernación), a branch of the federal government of Mexico.  The entities and individuals who have obtained bingo permits may only operate player terminals that comply with Mexican law and regulations.  Accordingly, our contracts require us to provide player terminals that comply with said laws and regulations, and therefore, we submit our games for compliance certification to an independent lab prior to placing them in a facility of a permit holder.

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

For 2010 and 2009, approximately 57% and 62%, respectively, of our total revenues were from Native American tribes located in Oklahoma, and approximately 44% and 42%, respectively, of our total revenues were from one tribe in that state. The significant concentration of our customers in Oklahoma means that local economic, regulatory and licensing changes may adversely affect our customers, and therefore our development and placement fee agreements and our business, disproportionately to changes in national economic conditions, including adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, the loss of any of our Oklahoma tribes as customers, including our largest customer, or a material decrease in our revenue share with our largest customer, would have a material and adverse effect upon our financial condition and results of operations. In addition, the legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe previously avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. The State of Oklahoma permits other types of gaming, both at Native American tribal gaming facilities and at Oklahoma racetracks, and many of our competitors may seek entry into this market. The loss of significant market share to these new gaming opportunities or the increased presence of our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.  We believe that the introduction of our competitor’s more aggressive Class II machines, with characteristics of traditional slot machines, into the Oklahoma Class II market has adversely affected our operating results and market position in that state and may continue to do so in the future.

One of our exclusive distribution agreements with a third party manufacturer has expired and another is expiring which may impact product performance and overall revenue.

Our exclusive right, granted to us by WMS Industries, Inc., or WMS, to be the third party provider of WMS products to the Chickasaw Nation expired on  June 30, 2010.  We plan to continue purchasing equipment in order to maintain our footprint of WMS product while concurrently continuing our strategy of transitioning away from a reliance on third party products.  Additionally we have the right to distribute products from Aristocrat Technologies, Inc., or Aristocrat, per an agreement with Aristocrat which is set to expire on December 15, 2010.  Though we do not presently expect a loss of exclusivity to significantly affect the product portfolio we offer our customers, the loss of exclusivity increases the likelihood that these manufacturers could place product directly or through other distributors on our customers’ floor.  Our loss of exclusivity could have the effect of diluting our win per unit, thus negatively impacting our revenue.

As of September 30, 2010, we had 2,363 WMS Class III units in operation at the Chickasaw's properties, and 3,449 units in the aggregate at all our properties, which, in the aggregate, accounts for approximately 24.6% of our total revenue for 2010. In addition we had approximately 1,642 Aristocrat units in operation in the aggregate, which accounts for approximately 8.8% of our total revenue for 2010.

Our charitable bingo operations in Alabama are subject to legal uncertainty.

The legality of charitable bingo gaming in Alabama is under challenge by the State’s Governor.  Legislation to put the legality question to a public referendum in Alabama failed to pass the legislative session.  Many charitable bingo properties voluntarily ceased operations pending resolution of the matter as enforcement actions against operators continues to be a threat.

Given the legal uncertainty of charity bingo operations in the State of Alabama, all of the charitable bingo facilities where we have historically placed units have been voluntarily closed by our Alabama customers, and if these facilities continue to remain closed, additional write-down of assets currently dedicated to the Alabama market may need to be taken and may adversely impact our financial position and results of operations. As of September 30, 2010, we had no units in operation at charity bingo facilities in

Alabama compared to the 2,318 units we had installed and in operation as of September 30, 2009.

Furthermore, we were recently named in four lawsuits in Alabama, one mass action (Ethel Adell, et al., v. Macon County Greyhound Park, Inc., et al.) and three purported class action (Walter Bussey, et. al., v. Macon County Greyhound Park, Inc., et al.; Ozetta Hardy v. Whitehall Gaming Center, LLC, et al.; Ozetta Hardy v. IGT, et al.), pending in federal court in Alabama. The lawsuits were filed on behalf of patrons of VictoryLand in Shorter, Alabama, White Hall Gaming Center in White Hall, Alabama, and Poarch Band of Creek Indian facilities throughout the state, and include claims related to the alleged illegality of electronic bingo in Alabama. There may be other cases pending or threatened involving electronic bingo that might have an impact upon our operations in Alabama, and it is possible that further proceedings will be initiated in the future, which could have a material affect on our business and results of operations.
We may not collect all amounts recorded for value added taxes related to our operations in Mexico.

Our Mexican operations are subject to Value Added Tax, or VAT, which has been applied to product shipments originating outside of Mexico. We have an outstanding VAT receivable from the Mexican taxing authority primarily related to VAT levied on product shipments for 2006 and 2007.  At September 30, 2010 and 2009, the Company’s VAT receivable was $4.6 million and $7.5 million, respectively.  The Company has received rulings from the Mexican taxing authority for each of the aforementioned years indicating that such Mexican taxing authority has challenged the registration of certain of the Company’s transactions that have generated approximately $600,000 in VAT receivable.  The Company has formally contested these rulings, and the Company believes that it has the necessary documentation to support the portion that has been challenged.  However, the final resolution of the contested balances remains uncertain and may adversely affect the carrying value of the receivable and may have an adverse affect on our foreign income tax expense.

We may not realize satisfactory returns on money lent to new and existing customers to develop or expand gaming facilities.

We enter into development and placement fee agreements to provide financing for construction, expansion, or remodeling of gaming facilities, primarily in the State of Oklahoma, but also have such agreements in place in other jurisdictions, such as Alabama.  Under our development and placement fee agreements, we secure a long-term revenue share percentage and a fixed number of player terminal placements in the facility, in exchange for funding the development and construction of the gaming facility.  We may not, however, realize the anticipated benefits of any of these strategic relationships or financings as our success in these ventures is dependent upon the timely completion of the gaming facility, the placement of our player terminals, and a favorable regulatory environment.  For example, in 2010, we took a material impairment charge for a note receivable for money lent in connection with a development agreement for an Alabama facility because of the continued legal uncertainty of electronic bingo in that state, and could be required, under generally accepted accounting principles, to take similar impairment charges on development and placement fee agreements in the future.

Our development and placement efforts and financing activities may result in unforeseen operating difficulties, financial risks, or required expenditures that could adversely affect our liquidity.  In connection with one or more of these transactions, and to obtain the necessary development and placement fee funds, we may need to extend secured and unsecured credit to potential or existing customers that may not be repaid, incur debt on terms unfavorable to us or that we are unable to repay, or incur other contingent liabilities.

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

Generally, our placement of systems, games and technology into new market segments involves a number of business uncertainties, including:

•
whether the technical platform on which our gaming units, systems, and products are based will comply or can be modified to comply with the minimum technical requirements for the each of the identified new gaming markets;

•	Whether we are able to successfully pass required field trials and comply with the initial game / system installation requirements for each new jurisdiction;

•	whether our resources and expertise will enable us to effectively operate and grow in such new markets;

•	whether our internal processes and controls will continue to function effectively within these new segments;

•	whether we have enough experience to accurately predict revenues and expenses in these new markets;

•	whether the diversion of management attention and resources from our traditional business, caused by entering into new market segments, will have harmful effects on our traditional business;

•	whether we will be able to successfully compete against larger companies who dominate the markets that we are trying to enter; and

•	whether we can timely perform under our agreements in these new markets because of other unforeseen obstacles.

If we are unable to keep pace with rapid innovations in new technologies or product design and deployment, or if we are unable to quickly adapt our development and manufacturing processes to compete, our business and results of operation could be negatively impacted.

Our success is dependent on our ability to develop and sell new products and systems that are attractive not only to our customers, but also to their customers, the end players.  If our gaming devices do not appeal to customers, or if our gaming devices do not meet or sustain revenue and profitability of contractual obligations and expectations, our gaming devices may be replaced by our competitor's devices.  Additionally, we may be unable to enhance existing products in a timely manner in response to changing regulatory, legal or market conditions or customer requirements, or new products or new versions of our existing products may not achieve market acceptance in new or existing markets. Therefore, our future success depends upon our ability to design and market technologically sophisticated products that meet our customer's needs regarding, among other things, ease of use and adaptability, but also that are unique and entertaining such that they achieve high levels of player appeal and sustainability. If we fail to keep pace with our competitors, our business could be adversely affected and a decrease in demand for our games could also result in an increase in our inventory obsolescence charges.

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

•	the failure of our new gaming products to become popular with end players;

•
a decision by our customers or the gaming industry in general to decline to purchases our new gaming devices or to cancel or return previous orders, content or systems in anticipation of newer technologies;

•	an inability to roll out new games, services or systems on schedule as a result of delays in regulatory product approval in the applicable jurisdictions, or otherwise; and

•	an increase in the popularity of competitors' games.

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

We operate in an intensely competitive industry against larger companies with significant financial, research design and development, and marketing resources. These larger companies, most of whom have greater resources, are aggressively competing against us in our core business operations, including but not limited to, charity bingo, lottery, Class II, Class III, commercial slot and international bingo/gaming markets. Additionally, new smaller competitors compete against us in our traditional markets, and these smaller competitors often do not face the same regulatory and/or compliance restraints that we have. The increased competition will intensify pressure on our pricing model. We expect to face increased competition as we attempt to enter new markets and new geographical locations.

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

While we continue to seek entry into already established gaming jurisdictions, demand for our products is also driven by the establishment of new gaming jurisdictions, the addition of new casinos or expansion of existing casinos within existing gaming jurisdictions and the replacement of existing gaming machines. The establishment or expansion of gaming in any jurisdiction typically requires a public referendum or other legislative action. As a result, gaming continues to be the subject of public debate, and there are numerous active organizations that oppose gaming. Opposition to gaming, such as that which we are currently experiencing in Alabama, could result in restrictions on or even prohibitions of gaming operations or the expansion of operations in any jurisdiction. In addition, the construction of new casinos or expansion of existing casinos fluctuates with demand, general economic conditions and the availability of financing. The rate of gaming growth in North America has diminished and machine replacements are at historically low levels. Slow growth in the establishment of new gaming jurisdictions, public protest, political opposition, delays in the opening of new or expanded casinos and continued declines in or low levels of demand for machine replacements could reduce the demand for our products and our future profits.

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

We require new licenses, permits and approvals, including third-party certifications that our games comply with a particular jurisdiction's stated regulations, in order to meet our expectations under our product rollout plan, and such licenses, permits or approvals may not be timely granted to us, or granted to us at all, which could have a material effect on our business in general and product rollout plan specifically. Obtaining and maintaining all required licenses, findings of suitability, registrations, permits or approvals is time consuming and expensive. The suspension, revocation, nonrenewal or limitation of any of our licenses would have a material adverse effect on our business operations, financial condition and results of operations.

Our ability to effectively compete in Native American gaming markets is vulnerable to legal and regulatory uncertainties, including the ability to enforce contractual rights on Native American land.

Historically, we have derived a majority of our revenue from the placement of Class II player terminals and systems for gaming activities conducted on Native American lands.  Because federally recognized Native American tribes are independent governments with sovereign powers, Native American tribes can enact their own laws and regulate gaming operations and contracts.  Native American tribes maintain their own governmental systems and often their own judicial systems and have the right to tax persons and enterprises conducting business on Native American lands, and also have the right to require licenses and to impose other forms of regulation and regulatory fees on persons and businesses operating on their lands.  In the absence of a specific grant of authority by Congress, states may regulate activities taking place on Native American lands only if the Native American tribe has a specific agreement or compact with the state. Our contracts with Native American tribal customers normally provide that only certain provisions will be subject to the governing law of the state in which a Native American tribe is located.  However, these choice-of-law clauses may not be enforceable.

Further, Native American tribes generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States.  Before we can sue or enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe, the Native American tribe must effectively waive its sovereign immunity with respect to the matter in dispute, which we are not always able to obtain.  For example, our largest customer, who accounts for over 44% of our revenue as of September 30, 2010, has not given us a limited waiver of sovereign immunity.  Without a limited waiver of sovereign immunity, or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract.  Even if the waiver of sovereign immunity by a Native American tribe is deemed effective, there will be an issue as to the forum in which a lawsuit can be brought against the Native American tribe.  Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native American tribes and we may be unable to enforce any arbitration decision effectively.

Our agreements with Native American tribes are subject to review by regulatory authorities.  For example, our development agreements are subject to review by the NIGC and any such review could require substantial modifications to our agreements or result in the determination that we have a proprietary interest in a Native American tribe’s gaming activity which could materially and adversely affect the terms on which we conduct our business.  The NIGC has previously expressed its view that some of our development agreements could be in violation of the requirements of the Indian Gaming Regulatory Act of 1988 and Native American tribal gaming regulations, which state that the Native American tribes must hold “sole proprietary interest” in the Native American tribes’ gaming operations, which presents additional risk for our business.  The NIGC may also reinterpret applicable laws and regulations, which could affect our agreements with Native American tribes.

We could be affected by alternative interpretations of the Gambling Devices Act, 15 U.S.C. § 1171, et. seq., or the Johnson Act, as the customers of our Class II games, the Native American tribes, could be subject to significant fines and penalties if it is ultimately determined they are offering an illegal game, and an adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for our business, operating results and prospects.

Government enforcement, regulatory action, judicial decisions, and proposed legislative action have in the past, and will likely continue to affect our business, operating results and prospects in Native American tribal lands.  We believe that a number of our competitors have not complied with published regulation restrictions.  We have lost, and could continue to lose, market share to competitors who offer games that do not appear to comply with published regulatory restrictions on Class II games and therefore offer features not available in our products.  The legal and regulatory uncertainties surrounding our Native American tribal agreements could result in a significant and immediate adverse impact on our business and operating results. Additionally, such uncertainties could increase our cost of doing business and could take management’s attention away from operations.  The trading price of our common stock has in the past been, and may in the future be, subject to significant fluctuations based upon market perceptions of the legal status of our products and our ability to compete in all markets, including Native American markets.  Regulatory action against our customers or equipment in these or in other markets could result in machine seizures and significant revenue disruptions, among other adverse consequences.  Moreover, Native American tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within the Native American tribe. Changes in tribal leadership or tribal political pressure can affect our business relationships within Native American markets.

State compacts with our existing Native American tribal customers to allow Class III gaming could reduce demand for our Class II games and our entry into the Class III market may be difficult as we compete against larger companies in the tribal Class III market.

Certain of our Class II Native American tribal customers have entered into compacts with the states in which they operate to permit the operation of Class III games. While we seek to also provide Class II alternatives in these markets, we believe the number of our Class II game machine placements in those customers’ facilities could decline significantly, and our operating results could be materially and adversely affected.  As our Native American tribal customers continue to transition to gaming under compacts with the state, we continue to face significant uncertainty in the market that makes our business in these states difficult to manage and predict and we may be forced to compete with larger companies that specialize in Class III gaming as these companies move into these newly created Class III markets.  We believe the establishment of state compacts depends on a number of political, social, and economic factors that are inherently difficult to ascertain. Accordingly, although we attempt to closely monitor state legislative developments that could affect our business, we may not be able to timely predict if or when a compact could be entered into by one or more of our Native American tribal customers. For example, in Oklahoma, we anticipate that the introduction of Class III games will continue to pressure our market and revenue share percentages and may result in a shift in the market from revenue share arrangements to a “for sale” model.

Casino operations are conducted at the discretion of our customers.

We seek to provide assistance to our key customers in the form of project management, with a focus on facility layout and planning, gaming floor configuration and customized marketing and promotional initiatives. Our key customers, however, are solely responsible for the operations of their facilities and are not required to consult us or take our advice on their operations, marketing, facility layout, gaming floor configuration, or promotional initiatives. Further, our customers’ are solely responsible for safety and security at their facilities.  Our customers have in the past, and will in the future, remodel and expand their facilities. To the extent that our machines are not a part of an optimized facility layout or gaming floor configuration, are not supported by effective marketing or promotional initiatives or are scheduled to be out of service during a facility remodeling, or our customers' facilities are closed or not visited because of end-users concern for safety, our operating results could suffer.

Litigation may adversely affect our business, financial condition and results of operations.

We are subject to legal and regulatory requirements applicable to our business and industry.  We are also subject to the risk of litigation by employees, customers, patent owners, suppliers, shareholders or others through private actions, class actions, administrative proceedings and other legal proceedings.  Litigation can be lengthy, expensive, and disruptive to our operations and results cannot be predicted with certainty. Current estimates of loss regarding pending litigation may not be reflective of any particular final outcome. The results of rulings, judgments or settlements of pending litigation may result in financial liability that is materially higher than what management has estimated at this time and we may experience adverse publicity associated with litigation, regardless of whether the allegations are valid or whether we are ultimately found liable. We make no assurances that we will not be subject to liability with respect to current or future litigation. We maintain various forms of insurance coverage. However, substantial rulings, judgments or settlements could exceed the amount of insurance coverage (or any cost allocation agreement with an insurance carrier), or could be excluded under the terms of an existing insurance policy. Moreover, our failure to comply with procedural or operational requirements inherent to our policies may void coverage.  Additionally, failure to secure favorable outcomes in pending litigation could result in adverse consequences to our business, operating results and/or overall financial condition, including without limitation, possible adverse effects on compliance with the terms of our Credit Agreement.

Our current international businesses and potential expansion into other international gaming markets may present new challenges and risks that could adversely affect our business or results of operations.
In recent years, we have expanded our business into several countries, including Mexico, Israel, Malta, and Canada. The Maltese operations have ceased; the Israeli operations are immaterial from a financial perspective; the Canadian business has been project-oriented to date; however, the Mexican business has grown significantly since inception. We now operate approximately 4,800 units in Mexico, primarily across numerous facilities operated by one customer. Although the revenue results in Mexico have not met original expectations, we plan to continue to operate in this country but there can be no assurances that either revenues will grow or that we will continue supplying new products to that market. International business is inherently subject to various risks, including, but not limited to:

▪	currency fluctuations;

▪	difficulty in enforcing agreements;

▪	higher operating costs due to local laws or regulations;

▪	unexpected changes in regulatory requirements;

▪	tariffs, taxes and other trade barriers, including value added tax;

▪	general government instability;

▪	violence, crime and social unrest;

▪	costs and risks of localizing products for foreign countries;

▪	difficulties in staffing and managing geographically disparate operations;

▪	greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;

▪	challenges negotiating and enforcing contractual provisions;

▪	repatriation of earnings; and

▪	anti-American sentiment as a result of perceived cultural, social, religious and/or political differences.

The carrying value of our assets is dependent upon our ability to successfully deploy games into new or existing markets.
We have player stations not deployed as of September 30, 2010, which are considered part of our rental pool. If the opening of new facilities or the expansion of existing facilities is altered negatively, either by significant delay or by cancellation, the realizable value of these assets could be adversely impacted. In such instances we may be required to recognize impairment charges on these assets.
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
We rely upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect our proprietary rights and technology, but these laws and contractual provisions provide only limited protection. We rely to a greater extent upon proprietary know-how and continuing technological innovation to maintain our competitive position. Insofar as we rely on trade secrets, unpatented know-how and innovation, others may be able to independently develop similar technology, or our secrecy could be breached. The issuance of a patent to us does not necessarily mean that our technology does not infringe upon the intellectual property rights of others. As we enter into new markets by leveraging our existing technology, and by developing new technology and new products, it becomes more and more likely that we will become subject to infringement claims from other parties. We are currently involved in a patent dispute with a competitor, International Gamco, Inc., regarding the '035 Patent. See “Note 15 of the Notes to Consolidated Financial Statements - Commitments and Contingencies.” Problems with patents or other rights could increase the cost of our products, or delay or preclude new product development and commercialization. If infringement claims against us are valid, we may seek licenses that might not be available to us on acceptable terms or at all. Litigation would be costly and time consuming, but may become necessary to protect our proprietary rights or to defend against infringement claims. We could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others or in asserting claims against others. We cannot guarantee that our intellectual property will provide us with a competitive advantage or that it will not be circumvented by our competitors.
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
We integrate various third-party software products as components of our software and rely on third-party manufacturers to manufacture our equipment. Our business would be disrupted if either these manufacturers or if this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we would be required to either redesign our software to function with alternate third-party software, or to develop or manufacture these components ourselves, which would result in increased costs and could result in delays in our deployment of our gaming systems and player terminals. Furthermore, we might be forced to limit the features available in our current or future software offerings.
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
Our contracts with our customers are on a year-to-year or multi-year basis. Except for customers with whom we have entered into development and placement fee agreements, we do not rely upon the stated term of our customer contracts to retain the business of our customers. We rely instead upon providing competitively superior player terminals, games and systems to give our customers the incentive to continue doing business with us. At any point in time, a significant portion of our business is subject to nonrenewal, which may materially and adversely affect our earnings, financial condition and cash flows. In addition, certain of our customer contracts have "buy out" provisions enabling our customer to purchase machines formerly provided to them under revenue participation arrangements.  To the extent our customers exercise their buy out rights pursuant to these provisions, we recognize revenue from equipment sales in the current period while losing future participation revenue from purchased machines.  This could have the effect of reducing our overall future revenues from these customers and thereby adversely affect our future operating results.
If our key personnel leave us, our business could be materially adversely affected.
We depend on the continued performance of the members of our senior management team and our technology team to assist in executing our strategy. In order to retain our key personnel, we have established a retention plan for calendar year 2010; however, key employees may depart despite our efforts. If we were to lose the services of any of our senior officers, directors, or any key member of our technology team, and could not find suitable replacements for such persons in a timely manner, it could have a material adverse effect on our business. Further we expect that our efforts to grow will place a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures.
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

The operating and financial restrictions and covenants in our debt agreements, including the Credit Agreement, may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our Credit Agreement requires us to limit capital expenditures to $40 million plus the value of any fixed assets transferred to inventory during the fiscal year, maintain a total leverage ratio of no more than 1.50:1.00 and a minimum fixed charge coverage ratio of at least 1.50:1.00. The Credit Agreement contains certain covenants that, among other things, restrict our and our subsidiaries’ ability to:

•	incur additional indebtedness, assume a guarantee or issue preferred stock;

•	pay dividends or make other equity distributions or payments to or affecting our subsidiaries;

•	make certain stock repurchases or redemptions;

•	make certain investments;

•	create liens;

•	sell or dispose of assets or engage in certain acquisitions, mergers or consolidations;

•	engage in certain transactions with subsidiaries and affiliates; and

•	enter into sale leaseback transactions.

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
Furthermore, certain of our customers and third-party testing laboratories have policies and procedures in place regarding the shipment and installation of our products. If such policies and procedures are not properly complied with by our personnel, we may experience a delay in installation, which could result in a loss of revenue, penalties, fines or fees, which could adversely affect our business, operating results and financial condition.
Our business prospects and future success rely heavily upon the integrity of our employees and executives and the security of our gaming systems.
The integrity and security of our gaming systems are critical to our ability to attract customers and players. We strive to set exacting standards of personal integrity for our employees and for system security involving the gaming systems that we provide to our customers. Our reputation in this regard is an important factor in our business dealings with our current and potential customers as well as licensing boards. For this reason, an allegation or a finding of improper conduct on our part or on the part of one or more of our employees that is attributable to us, or of an actual or alleged system security defect or failure attributable to us could have a material adverse effect upon our business, financial condition, results and prospects, including our ability to retain existing contracts or obtain new or renewed contracts.
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
We currently do not have the right to redeem shares of an unsuitable shareholder, and a finding of unsuitability could have a material adverse effect on our business. In some jurisdictions, the gaming authority may determine that any of our officers, directors, key employees, shareholders or any other person is unsuitable to act in such capacity. There can be no assurance that we will obtain all the necessary licenses and approvals or that our officers, directors, key employees, their affiliates and certain other shareholders will satisfy the suitability requirements in each jurisdiction in which we seek to operate. The failure to obtain such licenses and approvals in one jurisdiction may affect our licensure and/or approvals in other jurisdictions. In addition, a significant delay in obtaining such licenses and approvals could have a material adverse effect on our business prospects.
We may incur prize payouts in excess of game revenues.
Certain of our contracts with our Native American customers relating to certain of our system games provide that our customers receive, on a daily basis, an agreed percentage of gross gaming revenues based upon an assumed level of prize payouts, rather than the actual level of prize payouts. This arrangement can result in our paying our customers amounts greater than our customers' percentage share of the actual win per unit. In addition, because the prizes awarded in our games are based upon assumptions as to the number of players in each game and statistical assumptions as to the frequency of winners, we may experience on any day, or over short periods of time, a “game deficit,” where the aggregate amount of prizes paid exceeds aggregate game revenues. If we have to make any excess payments to customers, or experience a game deficit over any statistically relevant period of time, we are contractually entitled to adjust the rates of prize payout to end users in order to recover any deficit. In addition, a “game deficit” generates a receivable and we may be unable to offset such receivable against a “game surplus” payable. In the future, we may miscalculate our statistical assumptions, or for other reasons we may experience abnormally high rates of jackpot prize wins, which could materially and adversely affect our cash flow on a temporary or long-term basis, which could materially and adversely affect our earnings and financial condition.
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
Adverse weather conditions, particularly flooding, tornadoes, heavy snowfall and other extreme weather conditions often deter our customer's end users from traveling, or make it difficult for them to frequent the sites where our games are installed. If any of those sites experienced prolonged adverse weather conditions, or if the sites in Oklahoma, where a significant number of our games are installed, simultaneously experienced adverse weather conditions, our results of operations and financial condition would be materially and adversely affected.
We are parties to certain agreements that could require us to pay damages resulting from loss of revenues if our systems are not properly functioning, or as a result of a system malfunction or an inaccurate pay table. In addition, our agreement with the New York State Division of the Lottery permits termination of the contract at any time for failure by us or our system to perform properly. Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, if we fail to meet the terms specified in those contracts we may not realize their full benefits. Failure to perform under this contract or similar contracts could result in substantial monetary damages, as well as contract termination. Our results of operations are dependent on our ability to maximize our earnings from our contracts.
Worsening economic conditions may adversely affect our business.
The demand for entertainment and leisure activities tends to be highly sensitive to consumers' disposable incomes, and thus a decline in general economic conditions or an increase in gasoline prices may lead to our end users having less discretionary income with which to wager. This situation could cause a reduction in our revenues and have a material adverse effect on our operating results. The gaming industry is currently experiencing a period of reduced demand. If, as a result of deteriorating economic conditions, fewer people frequent our customers' facilities, or if amounts spent per person in our customers' facilities are reduced from historical levels, our business could be materially and adversely affected. Additionally, a decline in general economic conditions might negatively impact our customers' abilities to pay us in a timely fashion. Our customers' failures to make timely payments could result in an increase in our provision for bad debt.
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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We do not own any real property. As of September 30, 2010, we are under contract for the following leases, and we believe the facilities are suitable to our business and adequate for our current and near-term needs:

	Square Feet	Monthly Rent	Expiration Date
Austin, Texas
Corporate Offices	31,022	$82,210	August 2015
Assembly and Warehouse Facilities	55,140	46,345	December 2011; June 2011 (for 14,400 sf)

Tulsa, Oklahoma
Warehouse	25,000	7,784	April 2012
Warehouse	77,000	13,220	October 2010 (1)

Kent, Washington
Warehouse	14,400	8,606	August 2011

Albany, New York
Office Space	2,708	3,982	December 2017

Schenectady, New York
Office Space	1,690	3,013	December 2017

St. Paul, Minnesota
Office/Warehouse	3,000	2,100	February 2011

Mexico City, Mexico
Office/Warehouse/Training Center	26,039	9,168	January 2011
Office	8,073	8,138	February 2011

(1) This lease was not renewed after the expiration date.

ITEM 3. Legal Proceedings

The Company is a party to various material legal proceedings, which are described in Note 11 - Commitments and Contingencies in Part IV of this Report, and incorporated by reference into this item.  We are subject to litigation from time to time in the ordinary course of our business, as well as litigation to which we are not a party that may establish laws that affect our business.

ITEM 4. Submission of Matters to a Vote of Securities Holders

No matter was submitted to a vote of security holders during the fourth quarter of fiscal 2010 covered by this report, through the solicitation of proxies or otherwise.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market, or NASDAQ, under the symbol “MGAM.” The following table sets forth the quarterly high and low closing sale prices per share of our common stock, as reported by NASDAQ, for each quarter during the last two fiscal years.

Fiscal Quarter	High	Low
2010
First Quarter	$6.23	$4.91
Second Quarter	6.43	3.90
Third Quarter	4.91	4.11
Fourth Quarter	4.46	3.49

2009
First Quarter	$4.67	$1.97
Second Quarter	2.71	1.61
Third Quarter	5.16	2.09
Fourth Quarter	5.97	4.52

There were approximately 51 holders of record of our common stock as of December 7, 2010.

There were no share repurchases during the year ended September 30, 2010. On December 3, 2010 we announced that the Board of Directors authorized a share repurchase program allowing for the repurchase of up to $15 million of our common stock over the next three years. As of December 7, 2010, our agent had purchased 59,300 shares on our behalf.

We have never declared or paid any cash dividends on our common stock. We intend to retain our earnings to finance growth and development or buy back stock, therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our Credit Agreement restricts the payment of dividends and any declaration and payment of any dividends on our common stock would be at the discretion of our Board of Directors, subject to the terms of our Credit Agreement, our financial condition, capital requirements, future prospects, and other factors deemed relevant. See further discussion of the Credit Agreement, in Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Equity Compensation Plan Information as of September 30, 2010

Plan Category(1)	Number of securities to be issued upon exercise of outstanding options (#)	Weighted-average exercise price of outstanding options ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (#) (3)
Equity compensation plans
approved by security holders(2)	6,324,385	$5.50	1,232,406
Equity compensation plans
not approved by security holders	60,000	8.95	—
Total	6,384,385	$5.53	1,232,406

(1) Stock Plans are discussed in further detailed under “PART IV – Item 15. Exhibits and Financial Statement Schedules – Note 10. Shareholders’ Equity.”
(2)     On March 23, 2010, the Multimedia Games, Inc. Consolidated Equity Incentive Plan (the "Consolidated Plan") was approved by the Company's shareholders. The Consolidated Plan is comprised of shares already reserved under certain of the Company's prior equity compensation plans, including any equity compensation plan not approved by the Company's shareholders.
(3)    The number of common shares available for future issuance pursuant to the Consolidated Plan equals the initial number of shares approved by the Company's shareholders, plus the amount of common shares subject to outstanding awards under certain of the Company's prior equity compensation plans that expire, are terminated or are canceled without having been exercised or settled in full.

Performance Graph. The following graph depicts our total return to shareholders from September 30, 2005 through September 30, 2010, relative to the performance of (i) the NASDAQ Composite Index; and (ii) stock in a selected peer group index, or the “Peer Group.” The Peer Group consists of Progressive Gaming International Corp. (formerly Mikohn Gaming Corp.), IGT, WMS, Bally and Shuffle Master, Inc. All indices shown in the graph have been reset to a base of 100 as of September 30, 2005 and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. Multimedia Games has never paid a dividend on its common stock. The stock price performance shown in the graph is not necessarily indicative of future price performance.
.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Multimedia Games, Inc., the NASDAQ Composite Index
and a Peer Group

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
9/05
9/06
9/07
9/08
9/09
9/10
Multimedia Games, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 9/30/05 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

	9/05	9/06	9/07	9/08	9/09	9/10
Multimedia Games, Inc.	$62.65	$58.58	$54.97	$27.94	$33.03	$38.11
NASDAQ Composite	113.78	121.50	143.37	109.15	112.55	112.86
Peer Group	80.83	117.83	130.04	64.38	85.48	81.31

ITEM 6. Selected Financial Data

The following selected financial data are derived from our Consolidated Financial Statements. The data below should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained in Part IV - Item 15 - Exhibits and Financial Statement Schedules, “Risk Factors” contained in Item 1A of this Report, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Item 7 of this Report.

	Years Ended September 30,
	2010	2009	2008	2007	2006
Consolidated Income Statement Data:	(In thousands, except per-share amounts)
Revenues	$117,936	$127,152	$131,132	$121,917	$145,112
Operating income (loss)	(10,620)	(28,704)	1,203	(4,589)	7,502
Net income (loss)	2,629	(44,778)	378	(744)	3,532
Earnings (loss) per share:
Basic	0.10	(1.67)	0.01	(0.03)	0.13
Diluted	0.09	(1.67)	0.01	(0.03)	0.12
Consolidated Balance Sheet Data:
Working capital (deficit)	$47,207	$28,700	$26,573	$22,621	$(5,835)
Total assets	186,094	215,620	276,940	256,269	268,541
Long-term obligations	44,612	75,039	86,575	82,412	47,243
Total stockholders’ equity	114,597	107,455	150,732	147,809	167,945

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management's Discussion and Analysis and Results of Operations is intended to enhance an understanding of our operations and current business environment and should be read in conjunction with Item 1 – Business and the Consolidated Financial Statements and Notes thereto included in Part IV - Item 15 -Exhibits and Financial Statement Schedules of this Report.  This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in the“Cautionary Note” and Item 1A – Risk Factors included elsewhere in this Report.

Overview

We derive the majority of our gaming revenues from participation, or revenue share, agreements.  Under our participation agreements, we place player terminals and systems, along with our proprietary and other licensed game content, at a customer’s facility in return for a share of the revenues that these terminals and systems generate.  As of September 30, 2010, we have 13,032 gaming units in operation domestically and internationally which are installed pursuant to revenue share arrangements.  To a lesser extent, we generate revenues from the sale of gaming units and systems though we are expanding our use of for-sale revenues as we expand into additional gaming jurisdictions and into other segments of the gaming market.  We also generate revenues by supplying the central determinant system for approximately 12,500 video lottery terminals installed at racetracks in the State of New York and operated by the New York State Division of the Lottery.

Results of Operations

The following tables set forth our end-of-period installed base of player terminals as of September 30, 2010, 2009 and 2008.

	At September 30,			At September 30,
End-of-period installed player terminal base:	2010	2009	% change	2009	2008	% change
Oklahoma	7,047	7,093	(0.6)%	7,093	6,708	5.7%
Mexico	4,784	5,401	(11.4)%	5,401	5,133	5.2%
Alabama (1)	114	2,318	(95.1)%	2,318	2,279	1.7%
Other	1,087	1,340	(18.9)%	1,340	1,757	(23.7)%
Total particiaption units	13,032	16,152		16,152	15,877

(1)
See Note 15 of the Notes to Consolidated Financial Statements. Due to regulatory uncertainty in the State of Alabama, all of the charitable bingo facilities were voluntarily closed by our Alabama customers, and if these facilities continue to remain closed, additional write-down of assets currently dedicated to the Alabama market may need to be taken and may adversely impact our financial position and results of operations.

	Year Ended September 30,			Year Ended September 30,
	2010	2009	% change	2009	2008	% change
	(in thousands)			(in thousands)
Revenue
Gaming Operations
Participation revenue	84,983	99,908	(14.9)%	99,908	112,703	(11.4)%
Lottery	7,839	7,570	3.6%	7,570	7,010	8.0%
Gaming Equipment and System Sales
Player terminal and equipment sales	18,148	13,654	32.9%	13,654	8,843	54.4%
Systems and Licensing	5,217	3,563	46.5%	3,563	1,116	219.3%
Other Revenue	1,749	2,457	(28.8)%	2,457	1,460	68.3%
Total Revenue	117,936	127,152	(7.2)%	127,152	131,132	(3.0)%
Costs and Expenses
Costs of revenues	13,370	11,273	18.6%	11,273	5,012	124.9%
Selling, general and administrative	58,583	63,784	(8.2)%	63,784	66,511	(4.1)%
Write-offs, reserves, impairment and
settlement charges	5,010	19,784	(74.7)%	19,784	5,689	247.8%
Depreciation and amortization	51,593	61,015	(15.4)%	61,015	52,717	15.7%

Other expense, net	(1,144)	(2,076)	(44.9)%	(2,076)	(523)	296.9%

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in “Part IV – Item 15. Exhibits and Financial Statement Schedules.”

Fiscal 2010 Compared to Fiscal 2009

Total revenues for 2010 were $117.9 million, compared to $127.2 million in 2009, a $9.3 million, or 0.0% decrease.

Gaming Operations - Participation revenue

▪
Oklahoma gaming revenues were $60.4 million in 2010, compared to $67.8 million in 2009, a decrease of $7.3 million, or 10.8%. Oklahoma's end of period unit count in 2010 was 7,047 compared to 7,093 in 2009, a 46 unit or 0.6% decrease. The decrease in gaming revenues primarily relates to the purchase of 48 and 551 units, respectively, from revenue in 2010 and in late 2009 which reduced 2010 revenue by approximately $5.6 million. While there was a minimal decrease in end of period units as compared to 2009, the average units in the field during 2010 were lower than 2009 due to a remodel project at our largest customer location where units were out of revenue during the year and placed back into service by the end of the fiscal year.

▪
Revenues from the Mexico bingo market were $8.5 million in 2010 and $9.8 million in 2009, a decrease of $1.3 million or 13.8%. At September 30, 2010, we had installed 4,784 player terminals at 27 bingo parlors in Mexico compared to 5,401 terminals installed at 27 bingo parlors at September 30, 2009. The reduction in the number of units relates to our strategic initiative to reduce our overall footprint in the facilities of our largest customer in Mexico and the beginning of a transition in the Mexico market from a Class II product to a Class III product. In addition, the decrease in revenue relates to a reduction in the win per unit in Mexico caused by an increase in competition into the major Mexican markets and can also be attributable to a national smoking policy change that has affected traffic into our customers' locations since the first quarter of fiscal 2010.

▪
Alabama gaming revenues decreased $4.4 million, or 48.2%, to $4.7 million in 2010, compared to $9.2 million in 2009. The decrease in revenue relates to the Company no longer having charitable bingo units in operation in Alabama due to the voluntary closure of all of the charitable bingo facilities by our Alabama customers. Current revenue for Alabama relates to Native American customers within the state. See Note 15 of the Notes to Consolidated

Financial Statements.

▪
Other gaming operations revenue relates to participation revenue from other states, including Washington, Wisconsin, Texas, New York, Minnesota, Kansas, California and Rhode Island. Gaming revenue from these states combined was $11.4 million in 2010 compared to $13.0 million during 2009, a 12.6%, decrease. The end of period unit count for these states decreased to 1,087 in 2010 from 1,340 in 2009, a 18.9% decrease primarily due to the discontinuation of a Class II game and the loss of one site. Other gaming operations revenue includes back office fees for system installations of $4.4 million and $3.3 million in 2010 and 2009, respectively. The gaming revenue increase primarily relates to greater number of units from player terminal sales on which we receive back office fees.

Gaming Operations - Lottery

•
Revenues from the New York Lottery system increased $269,000, or 3.6%, to $7.8 million in 2010, from $7.6 million in 2009. Currently, eight of the nine planned racetrack casinos are operating, with approximately 12,500 total terminals. The increase is attributable to increased activity within the New York Lottery system.

Gaming Equipment and System Sales - Player Terminal and Equipment Sales

▪
Player terminal and equipment sales were $18.1 million for 2010 compared to $13.7 million for 2009, an increase of $4.4 million, or 32.8%. Player terminal sales for 2010 were $13.2 million on sales of 930 new proprietary units compared to $6.3 million on sales of 651 third party units in 2009. Gaming equipment sales were $3.3 million and $2.7 million in 2010 and 2009, respectively. Player terminal and equipment sales also include $1.4 million and $4.6 million related to deferred revenue recognized during 2010 and 2009, respectively, due to contract amendments or final delivery of remaining obligations.

Gaming Equipment and System Sales - Systems and Licensing

▪
Systems and licensing sales revenue was $5.2 million in 2010, and $3.6 million in 2009. Systems and licensing revenue for  2010 relates to: (i) $2.6 million of systems and game themes sold in prior periods being amortized to revenue from deferred revenue due to contract amendments or final execution of deliverables; (ii) a system sale of $1.0 million; and (iii) $1.2 million of licenses associated with the player terminal sales during the period. Systems and licensing revenue in 2009 relates to (i) $1.9 million in system and license sales sold in prior periods being amortized to revenue from deferred revenue over the contract period; (ii) $899,000 of licenses associated with game changes; and (iii) $762,000 of game themes sold, related to third party units.

Cost of Revenues

▪
Total cost of revenues, which includes cost of gaming equipment and system sales and royalty fees, increased $2.1 million, or 18.6%, to $13.4 million in 2010, from $11.3 million in 2009. Costs of revenues related to player terminal sales were $6.9 million and $4.7 million in 2010 and 2009, respectively. Other cost of revenues and royalty fees were $2.3 million and $2.1 million for 2010 and 2009. Cost of revenues in 2010 also includes $2.8 million of costs of prior period shipments being amortized from deferred revenue over the contract period, and $1.2 million related to the sale of gaming equipment during the period. Cost of revenues in 2009 also includes $3.2 million of costs of prior period shipments being amortized from deferred revenue over the contract period, and $1.3 million related to the sale of gaming equipment during the period.

Selling, General and Administrative Expenses

•
Selling, general and administrative expenses decreased $5.2 million, or 8.2%, to $58.6 million in 2010, from $63.8 million in 2009. This decrease was primarily a result of (i) a $2.5 million decrease in repairs and maintenance ; (ii) a $1.6 million decrease in accounting fees and contract labor; (iii) a $400,000 decrease in rent; (iv) $400,000 decrease in telephone; (v) $240,000 decrease in stock compensation expense and (vi) a $251,000 decrease in other taxes and licenses.

Write-off, reserve, impairment and settlement charges

•
Write-off, reserve, impairment and settlement charges decreased $14.8 million, or 74.7%, to $5.0 million in 2010 compared to $19.8 million. The charges in 2010 consisted of $3.1 million of reserves and impairment charges for a note receivable and installation and other costs within the State of Alabama, due to the voluntary closing of facilities by our Alabama customers caused by regulatory changes in the state, and $1.9 million of write-offs of patents and trademarks, and prepaid loan fees, and a reserve for sales and use taxes. The 2009 charges consisted of: (i) $8.2 million in litigation costs; (ii) $1.2 million in severance expense; (iii) $4.7 million in inventory write-offs; and (iv) $5.7 million in facility installation costs, capitalized software, patents and scrapped units.

Amortization and Depreciation

•
Amortization expense decreased $1.3 million, or 26.7%, to $3.5 million in 2010, compared to $4.8 million in 2009. Depreciation expense decreased $8.1 million, or 14.5%, to $48.1 million in 2009, from $56.2 million in 2009, primarily due to a decrease in the number of third party units purchased during 2010.

Other Income and Expense

•
Interest income decreased 25.4%, to $3.6 million in 2010, from $4.8 million in 2009, due to a decrease in imputed interest resulting from the collection of notes receivable under certain development agreements. Notes receivable balances related to development agreements with a customer for which we impute interest were $39.4 million as of September 30, 2010 compared to $54.9 million as of September 30, 2009. During fiscal 2010, we recognized imputed interest of $3.2 million relating to development agreements with an imputed interest rate range of 5.25% to 9.00%, compared to $4.3 million in fiscal 2009.

•	Interest expense decreased $2.1 million, or 31.0%, to $4.6 million in 2010, from $6.6 million in 2009, primarily due to a decrease in amounts outstanding under our Credit Agreement.

•
Other expense was $119,000 for the year ended September 30, 2010, compared to $210,000 for the year ended September 30, 2009. Other expense resulted from losses incurred on foreign currency transactions as a result of the strengthening U.S. dollar.

Income tax decreased to a benefit of $14.4 million for 2010, compared to $14.0 million expense for 2009. These figures represent an effective tax rate of 122.0% and (45.4%) for fiscal 2010 and 2009, respectively. In 2010, the Company identified that certain intangible assets were being depreciated for tax purposes over a longer period than required by IRS guidelines . As a result, the Company elected under certain automatic procedures to make a method change to reduced the lives of the assets from 15 years to the appropriate life (generally 4 to 7 years) for tax purposes. As a result of this method change , the Company recorded a cumulative catch up adjustment for tax depreciation, which resulted in a significant tax loss for the year ended September 30, 2010. Correspondingly, the valuation allowance, previously recorded on deferred tax assets, decreased by approximately $10.3 million, which was primarily associated with the depreciation method change as well as results of operations.

As of September 30, 2010, management considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. As a result of this analysis, and based on the current year pre-tax loss and a cumulative loss in the prior three fiscal years, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in the U.S. and Mexico will be realized. As a result, the Company maintained a valuation allowance against all of its remaining deferred tax assets.

The Financial Accounting Standards Board(FASB) has issued Accounting Standard Codification(ASC) Topic 740, “Income Taxes” (formerly issued as FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”) to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. ASC Topic 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition, and for the measurement of a tax position taken or expected to be taken in a tax return. The FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted ASC Topic 740 in the first quarter of fiscal 2008 and recorded a liability of $295,000 (in the first quarter of fiscal 2008) related to uncertain tax positions. This reserve was charged to Retained Earnings. During the fiscal year ended September 30, 2010 management increased the liability related to uncertain tax positions for an additional tax uncertainty as well as an estimated interest amount. The liability related to uncertain tax positions was also reduced during the year for a previously recognized uncertainty that has been audited and settled. The resulting liability related to uncertain tax positions at September 30, 2010 was approximately $320,000.

Fiscal 2009 Compared to Fiscal 2008

Total revenues for 2009 were $127.2 million, compared to $131.1 million in 2008, a $4.0 million, or a 3.0% decrease.

Gaming Operations - Participation revenue

▪
Oklahoma gaming revenues were $67.8 million in 2009, compared to $71.8 million in 2008, a decrease of $4.1 million, or 5.7%. Oklahoma's end of period unit count as of 2009 was 7,093 compared to 6,708 as of 2008, a 385 unit or 5.7% increase. The decrease in revenue is from a conversion of our Class II products to our Class III products, for which we receive a lower percentage of revenue and thus lowering our gaming revenue from 2008 to 2009.

▪
Revenues from the Mexico bingo market were $9.8 million in 2009 and $10.0 million in 2008, a decrease of $203,000 or 2.0%. In 2009, we had installed 5,401 player terminals at 27 bingo parlors in Mexico compared to 5,133 terminals installed at 22 bingo parlors in 2008. The decrease in revenue relates to a reduction in the win per unit in Mexico due to an increase in competition into the major Mexico markets.

▪
Alabama gaming revenues decreased $4.7 million, or 33.7%, to $9.2 million in, 2009, compared to $13.8 million in 2008. The decrease in revenue is primarily attributable to competitive factors and to a lesser extent, economic factors. Competitive factors would include, but are not limited to, a significant increase of competitor units added to the gaming floor of our largest charity operation, players reward programs not offered on our player terminals, and location of our player terminals on the gaming floor

▪
Other gaming operations revenue relates to participation revenue from other states, including Washington, Wisconsin, Louisiana, Texas, New York, California and Rhode Island and Malta. Gaming revenue from these states combined was $13.0 million in 2009 compared to $17.0 million in 2008 a $4.0 million23.3%, decrease. The end of period unit count for these states decreased to 1,340 in 2009 from 1,757 in 2008. Other gaming operations revenue includes back office fees for system installations of $3.3 million and $3.6 million in 2009 and 2008, respectively.

Gaming Operations - Lottery

•
Revenues from the New York Lottery system increased $560,000, or 8.0%, to $7.6 million in 2009, from $7.0 million in 2008. At September 30, 2009, eight of the nine planned racetrack casinos were operating, with approximately 12,500 total terminals. The increase is attributable to increased activity within the New York Lottery system.

Gaming Equipment and System Sales - Player Terminal and Equipment Sales

▪
Player terminal and equipment sales were $13.7 million for 2009 compared to $8.3 million for 2008 an increase of $5.4 million, or 63.9%. Player terminal sales for 2009 were $6.3 million on sales of 651third party units compared to $7.5 million on sales of 569 third party units in 2008. Gaming equipment sales were $2.7 million and $617,000 in 2009 and 2008 respectively. Player terminal and equipment sales also include $4.6 million and $182,000, respectively, related to deferred revenue recognized during 2009 and 2008 due to sold in prior periods being amortized to revenue over the contract period.

Gaming Equipment and System Sales - Systems and Licensing

▪
Systems and licensing sales revenue was $3.6 million in 2009, and $1.6 million in 2008. Systems and licensing revenue in 2009 relates to (i) $1.9 million in system and license sales sold in prior periods being amortized to revenue from deferred revenue over the contract period; (ii) $899,000 of licenses associated with game changes; and (iii) $762,000 of game themes sold in related to third party units. System and licensing revenue in 2008 relates to (i) $1.0 million associated with game changes; (ii) $494,000 for one system; and (iii) $118,000 from the sale of third party units.

Cost of Revenues

▪
Total cost of revenues, which includes cost of gaming equipment and system sales and royalty fees, increased $6.3 million to $11.3 million in 2009, from $5.0 million in 2008. Costs of revenues related to player terminal sales were $4.7 million and $3.4 million in 2009 and 2008, respectively. Other costs of revenues and royalty fees were $2.1 million and $775,000 for 2009 and 2008. Cost of revenues for 2009 also includes $3.2 million of costs of prior period shipments being amortized from deferred revenue over the contract period, and $1.3 million related to the sale of gaming equipment during the period. Costs of sales for 2008 also includes $271,000 related to sale of gaming equipment and $400,000 related to systems and license sales.

Selling, General and Administrative Expenses

•
Selling, general and administrative expenses decreased $2.7 million, or 4.1%, to $63.8 million in 2009, from $66.5 million in 2008. The decrease was primarily a result of Salaries and wages and employee benefits of $1.1 million and travel and entertainment of $1.4 million.

Write-off, reserve, impairment and settlement charges

•
Write-off, reserve, impairment and settlement charges for 2009 were $19.8 million an increase of $14.1 million from $5.7 million in 2008. The 2009 charges consisted of: (i) $8.2 million in litigation costs; (ii) $1.2 million in severance expense; (iii) $4.7 million in inventory write-offs; and (iv) $5.7 million in facility install costs, capitalized software, patents and scrapped units. Charges in 2008 were $5.7 million, which consisted of; (i) $2.9 million reserve for 3rd party licenses; (ii) $2.4 million reserve for 3rd party cabinets and other inventory and (iii) $530,000 of patent and trademarks, scrap and goodwill.

Amortization and Depreciation

•
Amortization expense increased $80,000, or 1.7%, to $4.8 million in 2009, compared to $4.7 million in 2008. Depreciation expense increased $8.2 million, or 17.1%, to $56.2 million in 2008, from $48 million in 2008, primarily as a result of placing newer player terminal units in service.

Other Income and Expense

•
Interest income decreased 4.9%, to $4.8 million in 2009, from $5.0 million in 2008, due to a decrease in imputed interest resulting from the collection of notes receivable under certain development agreements. Notes receivable balances related to development agreements with a customer for which we impute interest were $54.9 million as of September 30, 2009 compared to $72.7 million as of September 30, 2008. During fiscal 2009, we recorded imputed interest of $4.3 million relating to development agreements with an imputed interest rate range of 5.75% to 9.00% compared to $4.3 million in fiscal 2008.

▪
Interest expense decreased $2.1 million, or 23.8%, to $6.6 million in 2009, from $8.7 million in 2008, primarily due to a decrease in amounts outstanding under our Credit Agreement. The balance of the Credit Agreement decreased $12.0 million, or 13.8%, to $75.0 million from $87.0 million as of September 30, 2008.

•
Other income and expense was an expense of $212,000 for the year ended September 30, 2009, compared to income of $3.2 million for the year ended September 30, 2008. Other expense in 2009 primarily resulted from losses incurred on foreign currency transactions as a result of the strengthening U.S. dollar. Other income in 2008 consisted primarily of distributions from a partnership interest accounted for on the cost basis method in fiscal 2008. The last distribution from this partnership was received in early Fiscal 2008. No additional distributions are expected from this partnership interest.

Income tax expense increased to $14.0 million for 2009, compared to $302,000 for 2008. These figures represent effective tax rates of (45.4%) and 44.4% for fiscal 2009 and 2008, respectively. The 2009 income tax expense was primarily attributable to a valuation allowance placed on deferred tax assets.

Recent Accounting Pronouncements Issued

In October 2009, FASB issued ASU No. 2009-13, “Revenue Recognition(Topic 605), Multiple-Deliverable Revenue Arrangements” and ASU No. 2009-14, “Software(Topic 985), Certain Revenue Arrangements that Include Software Elements,” both consensus of the FASB Emerging Issues Task Force.  ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities; specifically, how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  ASU No. 2009-14 affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole and clarifying what guidance should be used in allocating and measuring revenue.  Upon adoption of these standards, a company can recognize revenue on delivered elements within a multiple elements arrangement based upon estimated selling prices, which is a departure from previous guidance. These standards are required to be implemented by October 1, 2010, we will adopt these provisions in the first quarter of 2011.

Liquidity and Capital Resources

At September 30, 2010, we had unrestricted cash and cash equivalents of $21.8 million, compared to $12.5 million at September 30, 2009. Our working capital as of September 30, 2010 increased to $47.2 million, compared to working capital of $28.7 million for 2009. The increase in working capital was primarily the result of increases in cash and federal income tax receivable, as well as a decrease in accounts payable and accrued expenses. During 2010, we used $27.5 million for capital expenditures of property and equipment, and collected $17.0 million on development agreements, with $7.0 million advanced under development and placement fee agreements. As of September 30, 2010, our availability under the Credit Agreement was $45.0 million, subject to covenant restrictions.

As of September 30, 2010, our total contractual cash obligations were as follows (in thousands):

Contractual Obligations	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Credit Agreement Term Loan(1)	$750	$43,875	$—	$—	$44,625
Operating leases(2)	1,583	2,148	2,204	189	6,124
Purchase commitments(3)	6,613	—	—	—	6,613
Total	$8,946	$46,023	$2,204	$189	$57,362

(1)    Consists of amounts borrowed under our Credit Agreement at the Eurodollar rate plus the applicable spread (6.5% as of September 30, 2010).
(2)    Consists of operating leases for our facilities and office equipment that expire at various times through 2017.
(3)    Consists of commitments to order third-party gaming content licenses and for the purchase of player terminals.

During fiscal 2010, we generated cash from operations of $59.2 million, compared to $45.9 million during 2009. This $13.3 million increase in cash generated from operations over the prior period was primarily a result of the net income generated in 2010 compared to the net loss incurred during 2009 as a result of the settlement of certain litigation, better working capital management, and collections from accounts receivable.

During fiscal 2009, we generated cash from operations of $45.9 million, compared to $56.4 million during 2008. This $10.5 million decrease in cash generated from operations over the prior period was primarily a result of the net loss incurred during 2009 as a result of the lawsuit settlements compared to the previous year and the timing of payments related to accounts payable and collections from accounts receivable.

Cash used in investing activities decreased to $20.9 million in 2010, down from $29.4 million in 2009. The decrease was primarily the result of a $9.6 million decrease in net capital expenditures, defined as acquisitions of property and equipment and leased gaming equipment less transfer of leased gaming equipment to inventory, from 2009 to 2010. Cash used in investing activities decreased to $29.4 million in 2009, down from $61.9 million in 2008. The decrease was primarily the result of a $10.7 million net reimbursement from development agreements in 2009 as compared to a net $14.4 million increase in advances under development agreements in 2008; as well as a $5.9 million decrease in capital expenditures from 2008 to 2009.
During the years ended September 30, 2010 and 2009, net capital expenditures consisted of the following:

Net Capital Expenditures	2010	2009
	(In thousands)
Gaming equipment	$21,565	$30,204
Third-party gaming content licenses	5,128	6,818
Other	811	52
Total	$27,504	$37,074

Cash used in financing activities for 2010 was $28.7 million, compared to $10.7 million in 2009. The increase was primarily the result of a net decrease in borrowings under the Credit Agreement of $30.4 million during 2010, as compared to a net decrease in borrowings of $12.0 million in 2009.

Cash used in financing activities for 2009 was $10.7 million, compared to cash provided by financing activities of $5.9 million in 2008. The decrease was primarily the result of a net decrease in borrowings under the Credit Facility of $12.0 million during

2009, as compared to a net increase in borrowings of $4.4 million in 2008.

Our capital expenditures for the next twelve months will depend upon the number of new player terminals that we are able to place into service at new or existing facilities and the actual number of repairs and equipment upgrades to the player terminals that are currently in the field. We will continue to offer games developed by us, as well as games from third parties in an attempt to optimize the balance between our Class III and Class II product.

In 2009, we fulfilled a commitment to a significant, existing tribal customer to provide approximately 43.8%, or $65.6 million, of the total funding for a facility expansion. Because of our commitment to fund the expansion, we secured the right to place an additional 1,400 gaming units in the expanded facility in southern Oklahoma. We recorded all advances as a note receivable and imputed interest on the interest free loan. The discount (imputed interest) was recorded as contract rights and will be amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. As of September 30, 2010, we had installed the additional 1,400 units in the expanded facility. During 2010, the tribal customer repaid $14.6 million of the balance; thus the balance as of September 30, 2010 was $37.9 million.

In addition, the Company funded through development or placement fee agreements four additional facilities in 2010 in the amount of $7.0 million.  The development agreement funded amount of $1.5 million is expected to be repaid to the Company from excess sales proceeds after giving effect to the revenue share arrangement.

We believe that our existing cash and cash equivalents, cash provided from our operations, and amounts available under our Credit Agreement can sustain our current operations; however, our performance and financial results are, to a certain extent, subject to general conditions in or affecting the commercial and Native American gaming industry, and to general economic, political, financial, competitive and regulatory factors beyond our control (See Item 1A - Risk Factors and Note 11 to our Consolidated Financial Statements - Commitments and Contingencies"). If our business does not continue to generate cash flow at current levels, we may need to raise additional financing or renegotiate terms of our existing Credit Agreement. Sources of additional financing might include additional bank debt or the public or private sale of equity or debt securities, subject to the terms of our Credit Agreement. Sufficient funds, however, may not be available, on terms acceptable to us, or at all, from these sources or from any other source, to enable us to make necessary capital expenditures and to make discretionary investments in the future.

Off Balance Sheet Arrangements

At September 30, 2010, we had no off balance sheet arrangements.

Credit Agreement. On April 27, 2007, certain of our subsidiaries entered into a credit agreement with Comerica Bank, the Credit Agreement, to provide us with a $150 million credit facility, which replaced our previous credit facility in its entirety. On October 26, 2007, we amended the Credit Agreement, and transferred a portion of the revolving credit commitment to a fully funded term loan. The term loan is amortized at an annual amount of 1% per year, payable in equal quarterly installments beginning January 1, 2008, with the remaining amount due on the maturity date. We entered into a second amendment to the Credit Agreement on December 20, 2007. The second amendment (i) extended the hedging arrangement date related to a portion of the term loan to June 1, 2008; and (ii) modified the interest rate margin applicable to the Credit Agreement. On July 22, 2009, we entered into a third amendment to the Credit Agreement, which amended certain covenants, reduced the total borrowing capacity of the Credit Agreement to $125 million ($65 million under the revolving credit commitment and $60 million under the term loan) from the previous total borrowing capacity of $150 million, and agreed to a LIBOR floor of 2%.

On April 6, 2010, we entered into a fourth amendment to the Credit Agreement which (i) removed the requirement to maintain a minimum Consolidated EBITDA (earnings before net interest expense, taxes, depreciation and amortization and accretion of contract rights); (ii) amended the consolidated total leverage ratio to a ratio of not greater than 1.50 to 1.00; (iii) reduced the total borrowing capacity of the Credit Agreement by reducing the revolving commitment of the credit facility from $65 million to $45 million and the term loan from $60 million to $45 million; and (iv) amended the definition of Consolidated EBITDA to include any extraordinary, unusual or non-cash non-recurring expenses or losses (including, whether or not otherwise includable as a separate item in the Consolidated Statement of Operations for such period, losses on sales of assets outside the ordinary course of business) of up to $10 million, commencing June 30, 2010.  As a result of this amended definition of Consolidated EBITDA in the fourth amendment, commencing June 30, 2010, we modified its calculation of Adjusted EBITDA.  Adjusted EBITDA is presented and reconciled to EBITDA and Net Income/Loss and Adjusted EBITDA continues to be the basis for which compliance with a number of covenants will be determined, including certain ratios.

Beginning June 30, 2010, the calculation of Adjusted EBITDA is as follows:

Consolidated net income or loss
+ Income tax (benefit)
+ Interest expense
+ Depreciation and amortization expense
+ Accretion of contract rights
+ Non-cash expense related to stock compensation
+ Extraordinary, unusual or non-cash non-recurring expenses or losses (up to $10 million)
- Non-cash income items
- Extraordinary income or gains

There are no items included in the calculation of Adjusted EBITDA that were not previously agreed to as part of the amendments to the Credit Agreement.

We account for amendments or changes to our Credit Agreement in accordance with ASC 470-50-40-21, “Modifications and exchanges of line of credit or revolving debt arrangements.”  Based on the requirements of ASC 470-50-40-21, we wrote-off $381,000 during 2010 related to unamortized deferred costs of the original Credit Agreement and subsequent amendments.  The remaining deferred costs of approximately $798,000, in addition to the approximately $284,000 of costs related to the fourth amendment will be amortized over the remaining term of the Credit Agreement.

The Credit Agreement is collateralized by substantially all of our assets, and also contains financial covenants as defined in the agreement. As of September 30, 2010, we are in compliance with the loan covenants. The Credit Agreement requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in its businesses).

The Credit Agreement provides us with the ability to finance development and placement fee agreements and acquisitions and working capital for general corporate purposes. Advances under the revolving credit commitment and the term loan mature on April 27, 2012, and bear interest at the Eurodollar rate plus the applicable spread, tied to various levels of interest pricing determined by total debt to EBITDA.

As of September 30, 2010, the $44.6 million under the term loan bore interest at 6.5%.

Stock Repurchase Authorizations

During fiscal 2010, 2009 and 2008, we did not repurchase any shares of our common stock. On December 3, 2010 we announced that the Board of Directors authorized a share repurchase program allowing for the repurchase of up to $15 million of our common stock over the next three years. As of December 7, 2010, our agent had purchased 59,300 shares on our behalf.

Stock-Based Compensation

At September 30, 2010, we had approximately 6.4 million stock options outstanding, with exercise prices ranging from $1.61 to $18.71 per share. At September 30, 2010, approximately 3.7 million of the outstanding stock options were exercisable.

During fiscal 2010, stock options to purchase 1.4 million shares of common stock were granted at a weighted average exercise price of $4.08, and we issued 402,000 shares of common stock as a result of stock option exercises with a weighted average exercise price of $2.52.

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

Effect if Different Assumptions Used: When we have determined that VSOE does not exist for any undelivered elements of an arrangement, then the aggregate value of the arrangement, including the value of products and services delivered or performed, is initially deferred until all hardware and software is delivered, and then is recognized ratably over the period of the last deliverable, generally the service period of the contract. The deferral of revenue under arrangements where we have determined that VSOE does not exist has resulted in $4.6 million being recorded as deferred revenue at September 30, 2010. If we had made alternative assessments as to the existence of VSOE in these arrangements, some or all of these amounts could have been recognized as revenue prior to September 30, 2010.

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

Property and Equipment and Leased Gaming Equipment. Property and equipment and leased gaming equipment is stated at cost. The cost of property and equipment and leased gaming equipment is depreciated over their estimated useful lives, generally using the straight-line method for financial reporting, and regulatory acceptable methods for tax reporting purposes. Player terminals placed with customers under participation arrangements are included in leased gaming equipment, i.e. "rental pool - deployed". Leased gaming equipment also includes a pool of rental terminals that have previously been placed in the field under participation arrangements, but are currently back with us being refurbished and/or awaiting redeployment, i.e. "rental pool - undeployed". Routine maintenance of property and equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated useful life (Critical Assumption #1) of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in our results of operations.

For impairment analysis purposes, the Company's rental pool is viewed as a fungible pool of assets; including assets in both rental pool-deployed and rental pool-undeployed. In order to determine whether these assets are impaired, the net book value of the rental pool was compared to an estimate of future net cash flows from all existing facilities. The primary assumption used in determining future cash flows is our estimate of future undiscounted revenue. In addition, the Company analyzes the composition of its rental pool to determine the future use of older models and related components for those models. The impairment analysis for the fiscal years ended September 30, 2010 and 2009 indicated that we had substantial cash flows to fully recover the carrying value of the entire rental pool. As of September 30, 2010 and 2009, the balance sheet consisted of $46.3 million and $65.4 million, respectively, of rental pool assets. Management reviews long-lived asset classes for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. (Critical Assumption #2)

Assumptions/Approach used for Critical Assumption #1: The carrying value of the asset is determined based upon management's assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight line basis, where the useful life of items in the rental pool has been determined by management to be three years.

Effect if different assumptions used for Critical Assumption #1: While we believe that the useful lives that have been determined for our fixed assets are reasonable, different assumptions could materially affect the carrying value of the assets, as well as the depreciation expense recorded in each respective period related to those assets. During the year ended September 30, 2010, a significant portion of the $51.6 million of depreciation and amortization expense related to assets in the rental pool. If the depreciable life of assets in our rental pool were changed from three years to another period of time, we could incur a materially different amount of depreciation expense during the period.

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

Effect if different assumptions used for Critical Assumption #2: Impairment testing requires judgment, including estimations of useful lives of the assets, estimated cash flows, and determinations of fair value. While we believe our estimates of useful lives and cash flows are reasonable, different assumptions could materially affect the measurement of useful lives, recoverability and fair value. If actual cash flows fall below initial forecasts, we may need to record additional amortization and/or impairment charges. Additionally, while we believe that analysis of the recoverability of assets in our rental pool is accurately assessed from a homogeneous level due to the interchangeability of player stations and parts, if these assets were to be reviewed for impairment using another approach, there could be different outcomes to any impairment analysis performed.

The most critical assumption related to the impairment of property and equipment and leased gaming equipment and calculation of future cash flows expected to be generated from those assets is our estimate of future revenue. As of September 30, 2010, the carrying value of property and equipment and leased gaming equipment was $48.6 million and the estimate of future revenue to be generated from those assets exceeded $305.0 million. Therefore, our future revenue estimates would have to fluctuate substantially from those anticipated to have an impact on asset carrying values or require recognition in our financial statements.

Development and Placement Fee Agreements. We enter into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to exclusive placement of our player terminals, and we receive a fixed percentage of those player terminals’ hold per day over the term of the agreement. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of our guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The development agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the hold to be used to repay some or all of the advances recorded as notes receivable. Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the life of the contract, using the straight-line method of amortization (Critical Assumption #1), which is recorded as a reduction of revenue generated from the gaming facility. In the past and in the future, we may by mutual agreement and for consideration, amend these contracts to reduce our floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset for that particular development or placement fee agreement, if any.

Management reviews intangible assets related to development and placement fee agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Critical Assumption #2). For the year ended September 30, 2010, there was no impairment to the assets’ carrying values.

Assumptions/Approach used for Critical Assumption #1: Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the life of the contract, using the straight-line method of amortization, which is recorded as a reduction of revenue generated from the gaming facility. We use a straight-line amortization method, as a pattern of future benefits cannot be readily determined.

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

Assumptions/Approach used for Critical Assumption #2: We estimate cash flows directly associated with the use of the intangible assets to test recoverability and remaining useful lives based upon the forecasted utilization of the asset and expected revenues. In developing estimated cash flows, we incorporate assumptions regarding future performance, including estimations of hold per day and estimated units. When the carrying amount exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset, we then compare the carrying amount to its current fair value. We recognize an impairment loss if the carrying amount is not recoverable and exceeds its fair value.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts related to our receivable balances that have been deemed to have a high risk of uncollectibility. Management reviews its receivable balances on a monthly or quarterly basis to determine if any receivables will potentially be uncollectible. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and creditworthiness when evaluating the adequacy of its allowance for doubtful accounts. In our overall allowance for doubtful accounts, we include any receivable balances where uncertainty exists as to whether the account balance has become uncollectible. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs might exceed the recorded allowance.

Income Taxes. In accordance with ASC Topic 740, “Income Taxes”, we have recorded deferred tax assets and liabilities to account for the expected future tax benefits and consequences of events that have been recognized in our financial statements and our tax returns. There are several items that result in deferred tax asset and liability impact to the balance sheet. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, it is reduced by a valuation allowance to remove the benefit of recovering those deferred tax assets from our financial statements. Additionally, in accordance with ASC Topic 740, as of September 30, 2010, we have recorded a liability of $320,000, including accrued interest and penalties, associated with uncertain tax positions. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are required to determine whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position in order to record any financial statement benefit. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Assumptions/Approach Used: Numerous judgments and assumptions are inherent in the determination of future taxable income and tax return filing positions that we take, including factors such as future operating conditions. As of September 30, 2010, management considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. As a result of this analysis, and based on the current year loss and a cumulative loss in the prior three fiscal years, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in the U.S. and Mexico will be realized. As a result, the Company recorded a valuation allowance against all of its deferred tax assets.

Effect if Different Assumptions Used: Management, along with consultation from an independent public accounting firm used in tax consultation, continually evaluate complicated tax law requirements and their effect on our current and future tax liability and our tax filing positions. The ultimate utilization of our gross deferred tax assets of $14.8 million, primarily associated with the tax basis of our property and equipment and leased gaming equipment is largely dependent upon our ability to generate taxable income in the future or carryback losses to prior years with taxable income. Our liability for uncertain tax positions is dependent upon our judgment on the amount of financial statement benefit that an uncertain tax position will realize upon ultimate settlement and on the probabilities of the outcomes that could be realized upon ultimate settlement of an uncertain tax position using the facts, circumstances and information available at the reporting date to establish the appropriate amount of financial statement benefit.

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

As of September 30, 2010, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in the U.S. and Mexico will be realized. As a result, the Company recorded a valuation allowance against all of its deferred tax assets.

Inflation and Other Cost Factors

Our operations have not been nor are they expected to be materially affected by inflation. However, our domestic and international operational expansion is affected by the cost of hardware components, which are not considered to be inflation sensitive, but rather, sensitive to changes in technology and competition in the hardware markets. In addition, we expect to continue to incur increased legal and other similar costs associated with regulatory compliance requirements and the uncertainties present in the operating environment in which we conduct our business. However, this expectation could change depending upon a number of factors, including those described under “Item 1 - Business" and "Item 1A – Risk Factors.”

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

	U.S. GAAP Net Income (Loss) to EBITDA Reconciliation
	Years Ended September 30,
	(In thousands)
	2010	2009	2008	2007	2006
Net income (loss)	$2,629	$(44,778)	$378	$(744)	$3,532
Add back:
Amortization and depreciation	51,593	61,015	52,717	58,179	57,227
Accretion of contract rights	6,739	6,250	4,092	5,576	4,256
Interest expense, net	1,025	1,866	3,687	421	1,454
Income tax expense (benefit)	(14,393)	13,998	302	(1,179)	2,516
EBITDA	$47,593	$38,351	$61,176	$62,253	$68,985
Adjusted EBITDA add backs:
Interest income	3,554	4,764	5,011	4,575	3,024
Certain impairment charges(1&3)	5,545	10,692	5,884	—	—
Certain litigation costs(2)	—	9,000	—	—	—
Stock compensation	1,649	1,888	1,468	1,164	2,687
Severance	—	135	—	—	—
Adjusted EBITDA	$58,341	$64,830	$73,539	$67,992	$74,696

(1)
Includes up to $17.0 million of non-cash asset impairment charges ($10.0 million for quarterly periods subsequent to March 31, 2009 and $7.0 million for the three quarterly periods prior to and including March 31, 2009).  These charges will be considered add backs for the Adjusted EBITDA calculation in the quarter incurred and the three quarters thereafter.

(2)
Includes legal costs and settlement fees incurred in the trailing four-quarter period ended June 30, 2009 related to litigation with Diamond Game Enterprises, Inc.  These charges will be considered add backs for the Adjusted EBITDA calculation in the quarter incurred and the three quarters thereafter.

(3)
Adjusted EBITDA represents the calculation of EBITDA, as defined in the amended Credit Agreement solely for the purpose of calculating certain covenants within the Credit Agreement. Commencing June 30, 2010, the calculation of Adjusted EBITDA was modified as a result of an amendment to the Credit Agreement.  Adjusted EBITDA is presented and reconciled to EBITDA and Net Income/Loss and Adjusted EBITDA continues to be the basis for which compliance with a number of covenants are determined, including certain ratios.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

We are subject to market risks in the ordinary course of business, primarily associated with interest rate fluctuations.

Our Credit Agreement provides us with additional liquidity to meet our short-term financing needs, as further described under “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and “Part IV – Item 15. Exhibits and Financial Statement Schedules – Note 7. Credit Agreement, Long-Term Debt.” Pursuant to our Credit Agreement, we may currently borrow up to a total of $90 million, and our availability as of September 30, 2010, is $45.0 million, subject to covenant restrictions.

In connection with the development agreements we enter into with some of our Native American tribal customers, as well as certain other customers, we advance funds to the customer for the construction and development of gaming facilities, some of which are required to be repaid. As a result of our adjustable interest rate notes payable and fixed interest rate notes receivable described above, we are subject to market risk with respect to interest rate fluctuations. Any material increase in prevailing interest rates could cause us to incur significantly higher interest expense.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Control and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management's disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2010.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management's Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment and those criteria, we believe that we maintained effective internal control over financial reporting as of September 30, 2010.

Our independent registered public accounting firm, BDO USA, LLP, has issued an attestation report dated December 10, 2010 on our internal control over financial reporting. That report is included on page 46.

Changes in Internal Control over Financial Reporting.    There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this item regarding our directors and corporate governance matters is included under the captions “Corporate Governance Matters” and “Proposal One—Election of Directors” in the Company's Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2010 (the “Proxy Statement”) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

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

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Certain Relationships and Related Transactions” and “Corporate Governance – Determination of Independence.”

ITEM 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the Proxy Statement under the heading “Proposal Three - Ratification of Independent Registered Public Accounting Firm” and “Audit Committee Report.”

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	(1)	Financial Statements

		Reports of Independent Registered Public Accounting Firm	45
		Consolidated Balance Sheets, as of September 30, 2010 and 2009	47
		Consolidated Statements of Operations, Years Ended September 30, 2010, 2009 and 2008	48
		Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss),
		Years Ended September 30, 2010, 2009 and 2008	49
		Consolidated Statements of Cash Flows, Years Ended September 30, 2010, 2009 and 2008	50
		Notes to Consolidated Financial Statements	52

	(2)	Financial Statement Schedule

		Schedule II Valuation and Qualifying Accounts	77

	(3)	The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and are incorporated herein by reference, and are filed as part of this Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Multimedia Games, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of Multimedia Games, Inc., or the Company, as of September 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2010. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multimedia Games, Inc. at September 30, 2010 and 2009, and the results of its operations and its cash flows for the each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Multimedia Games, Inc. internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated December 10, 2010 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Houston, Texas
December 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Multimedia Games, Inc.
Austin, Texas

We have audited Multimedia Games, Inc., or the Company’s, internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Multimedia Games, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Multimedia Games, Inc., or the Company, as of September 30, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows and the schedule listed in the accompanying index for each of the three years in the period ended September 30, 2010, and our report dated December 10, 2010 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Houston, Texas
December 10, 2010

MULTIMEDIA GAMES, INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2010 and 2009
(In thousands, except share and per-share amounts)

	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$21,792	$12,455
Accounts receivable, net of allowance for doubtful accounts of $614 and $3,676, respectively	11,119	13,424
Inventory	3,561	5,742
Deferred contract costs	—	1,826
Prepaid expenses and other	2,713	2,806
Current portion of notes receivable, net	13,698	15,780
Federal and state income tax receivable	19,658	6,246
Deferred income taxes	—	1,138
Total current assets	72,541	59,417
Property and equipment, net	48,588	69,050
Long-term portion of notes receivable, net	25,193	40,124
Intangible assets, net	31,510	33,361
VAT Receivable	4,627	7,516
Other assets	3,635	3,183
Deferred income taxes	—	2,969
Total assets	$186,094	$215,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$750	$750
Accounts payable and accrued expenses	21,501	27,626
Deferred revenue	3,083	2,341
Total Current Liabilities	25,334	30,717
Revolving line of credit	—	15,000
Long-term debt, less current portion	43,875	59,250
Other long-term liabilities	737	789
Deferred revenue, less current portion	1,551	2,409
Total Liabilities	71,497	108,165
Commitments and contingencies (Notes 6,7,8,9, 10 and 11)
Stockholders’ equity:
Preferred stock:
Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding;	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized; 33,523,082 and 33,121,337 shares issued, and 27,619,665 and 27,217,920 shares outstanding, respectively	335	331
Additional paid-in capital	89,598	86,317
Treasury stock, 5,903,417 shares at cost	(50,128)	(50,128)
Retained earnings	75,432	72,803
Accumulated other comprehensive loss	(640)	(1,868)
Total stockholders' equity	114,597	107,455
Total liabilities and stockholders' equity	$186,094	$215,620
The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.
 CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2010, 2009 and 2008
(In thousands, except per-share amounts)

	2010	2009	2008
REVENUES:
Gaming operations	$92,822	$107,478	$119,713
Gaming equipment and system sales	23,365	17,217	9,959
Other	1,749	2,457	1,460
Total revenues	117,936	127,152	131,132
OPERATING COSTS AND EXPENSES:
Cost of revenues	13,370	11,273	5,012
Selling, general and administrative expenses	58,583	63,784	66,511
Write-off, reserve, impairment & settlement	5,010	19,784	5,689
Amortization and depreciation	51,593	61,015	52,717
Total operating costs and expenses	128,556	155,856	129,929
Operating income (loss)	(10,620)	(28,704)	1,203
OTHER INCOME (EXPENSE):
Interest income	3,554	4,764	5,011
Interest expense	(4,579)	(6,630)	(8,698)
Other income (expense)	(119)	(210)	3,164
Income (loss) before income taxes	(11,764)	(30,780)	680
Income tax (expense) benefit	14,393	(13,998)	(302)
Net income (loss)	$2,629	$(44,778)	$378
Basic earnings (loss) per common share	$0.10	$(1.67)	$0.01
Diluted earnings (loss) per common share	$0.09	$(1.67)	$0.01
Shares used in earnings (loss) per common share
Basic	27,401	26,759	26,292
Diluted	27,990	26,759	27,201

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended September 30, 2010, 2009 and 2008
(In thousands, except share amounts)

	Common Stock		Additional Paid -in Capital	Treasury Stock			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Number of Shares	Amount		Number of Shares	Amount	Retained Earnings
Balance, September 30, 2007	32,134,614	$321	$80,112	5,903,417	$(50,128)	$117,498	$6	$147,809
Exercise of stock options	127,374	1	216	—	—	—	—	217
Purchase of treasury stock	—	—	112	—	—	—	—	112
Tax benefit of stock options exercised	—	—	1,469	—	—	—	—	1,469
Establishment of reserve for income tax uncertainties upon adoption of ASC 740	—	—	—	—	—	(295)	—	(295)
Share-based compensation expense	250,000	3	1,167	—	—	—	—	1,170
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	378	—	378
Foreign currency translation adjustment	—	—	—	—	—	—	(128)	(128)
Comprehensive income (loss)	—	—	—	—	—	—	—	250
Balance, September 30, 2008	32,511,988	325	83,076	5,903,417	(50,128)	117,581	(122)	150,732
Exercise of stock options	609,349	6	1,244	—	—	—	—	1,250
Tax benefit of stock options exercised	—	—	83	—	—	—	—	83
Share-based compensation expense	—	—	1,914	—	—	—	—	1,914
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	(44,778)	—	(44,778)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,746)	(1,746)
Comprehensive income (loss)	—	—	—	—	—	—	—	(46,524)
Balance, September 30, 2009	33,121,337	331	86,317	5,903,417	(50,128)	72,803	(1,868)	107,455
Exercise of stock options	401,745	4	1,011	—	—	—	—	1,015
Tax benefit of stock options exercised	—	—	621	—	—	—	—	621
Share-based compensation expense	—	—	1,649	—	—	—	—	1,649
Comprehensive income (loss):
Net income (loss)	—	—	—	—	—	2,629	—	2,629
Foreign currency translation adjustment	—	—	—	—	—	—	1,228	1,228
Comprehensive income (loss)	—	—	—	—	—	—	—	3,857
Balance, September 30, 2010	33,523,082	$335	$89,598	5,903,417	$(50,128)	$75,432	$(640)	$114,597

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2010, 2009 and 2008
(In thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,629	$(44,778)	$378
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization	3,506	4,782	4,703
Depreciation	48,087	56,233	48,014
Accretion of contract rights	6,739	6,250	4,092
Adjustments to long-lived assets	1,177	11,249	5,657
Deferred income taxes	4,107	19,671	(5,263)
Share-based compensation	1,649	1,914	1,469
Provision for doubtful accounts	2,914	2,661	421
Interest income from imputed interest	(3,236)	(4,281)	(4,308)
Changes in operating assets and liabilities:
Accounts receivable	2,755	(95)	(1,987)
Inventory	2,054	1,668	1,157
Deferred contract costs	1,826	(828)	(998)
Prepaid expenses and other	1,439	(872)	76
Federal and state income tax receivable	(13,412)	(4,081)	(4,904)
Notes receivable	2,038	2,372	(8,402)
Accounts payable and accrued expenses	(4,949)	(1,622)	7,731
Other long-term liabilities	15	(278)	263
Deferred revenue	(116)	(4,058)	8,307
NET CASH PROVIDED BY OPERATING ACTIVITIES	59,222	45,907	56,406
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment and leased gaming equipment	(34,629)	(40,580)	(45,997)
Transfer of leased gaming equipment to inventory	7,125	3,506	3,021
Proceeds from disposal of assets	—	—	340
Acquisition of intangible assets	(3,447)	(3,011)	(4,845)
Advances under development and placement fee agreements	(6,995)	(9,600)	(41,660)
Repayments under development agreements	17,034	20,271	27,273
NET CASH USED IN INVESTING ACTIVITIES	(20,912)	(29,414)	(61,868)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants and related tax benefit	1,636	1,333	329
Proceeds from shares issued	—	—	1,170
Principal payments of long-term debt and capital leases	(15,375)	(7,988)	(7,563)
Proceeds from revolving lines of credit	15,000	17,000	34,000
Payments on revolving lines of credit	(30,000)	(21,000)	(22,000)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(28,739)	(10,655)	5,936
EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	(234)	328	10
Net increase in cash and cash equivalents	9,337	6,166	484
Cash and cash equivalents, beginning of year	12,455	6,289	5,805
Cash and cash equivalents, end of year	$21,792	$12,455	$6,289
The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)
For the Years Ended September 30, 2010, 2009 and 2008
(In thousands)

SUPPLEMENTAL CASH FLOW DATA:	2010	2009	2008
Interest paid	$4,266	$5,695	$7,564
Income tax paid (refunded), net	$(6,295)	$(1,395)	$10,852
NONCASH TRANSACTIONS:
Contract rights resulting from imputed interest on development agreement notes receivable	$(84)	$(399)	$6,380

MULTIMEDIA GAMES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Operations – Multimedia Games, Inc. and its subsidiaries (the Company) designs, manufactures and supplies innovative standalone and networked gaming systems.  The Company's standalone player terminals, server-based systems, video lottery terminals, electronic scratch ticket systems, electronic instant lottery systems, back-office systems and bingo systems are used by Native American and commercial casino operators as well as state lottery operators in North America and in certain international markets.  The Company has long been a leading provider of server-based gaming systems known as central determinant and downloadable systems.  These systems are used by the Company's Native American gaming operator customers in both Class II and Class III settings, by the Company's commercial casino customers, by operators of charity and commercial bingo gaming facilities, and by lottery jurisdictions for operation of their video lottery systems.

The Company derives the majority of its gaming revenues from participation, or revenue share, agreements.  Under the Company's participation agreements, the Company places player terminals and systems, along with the Company's proprietary and other licensed game content, at a customer’s facility in return for a share of the revenues that these terminals and systems generate.  To a lesser extent, the Company generates revenues from the sale of gaming units and systems though the Company is seeking to expand the use of for-sale revenues as the Company expands into additional gaming jurisdictions and into other segments of the gaming market.  The Company also generates revenues by providing the central determinant system for video lottery terminals installed at racetracks in the State of New York and operated by the New York State Division of the Lottery.  The Company offers content for its gaming systems that has been designed and developed by the Company, as well as game themes the Company has licensed from others. The Company currently operates in one business segment.

Consolidation Principles – The Company’s consolidated financial statements include the accounts of Multimedia Games, Inc. and its wholly-owned subsidiaries: MegaBingo, Inc., MGAM Systems, Inc., MegaBingo International, LLC, Multimedia Games de Mexico 1, S. de R.L. de C.V., and Servicios de Wild Basin S. de R.L. de C.V. Intercompany balances and transactions have been eliminated.

Accounting Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples include share-based compensation, provisions for doubtful accounts and contract losses, estimated useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, deferred income taxes and related valuations allowances, and the provision for and disclosure of litigation and loss contingencies. Actual results may differ materially from these estimates in the future.

Reclassification - Reclassifications were made to the prior-period financial statements to conform to the current period presentation.  Specifically, the presentation of revenue was changed to more closely reflect the manner in which Company management analyzes the performance of the business and charges for write-offs, reserves, impairments and settlements are separately presented on the consolidated statement of operations.  In addition, value added tax(VAT) receivable from the Mexican government was reclassed from other assets (non-current) to a separate line item on the face of the consolidated balance sheet.  These reclassifications did not have an impact on the Company's previously reported results of operations or earnings (loss) per common share amounts.  Additionally, these reclassifications did not impact compliance with any applicable debt covenants in the Company's credit agreement.

Revenue Recognition – In accordance with the provision of Accounting Standards Codification (ASC) Topic 605, “Revenue Recognition”, the Company recognizes revenue when all of the following have been satisfied:

•	Persuasive evidence of an arrangement exists;

•	Delivery has occurred;

•	Price to the buyer is fixed or determinable; and

•	Collectability is probable.

Revenue - The Company derives revenue from the following sources:

•	Gaming Operations	-
Participation revenue generated from the Company's games placed under the Oklahoma Compact, Native American Class II products, charity bingo and other bingo products, lottery systems and Class III back office systems

•	Gaming Equipment and System Sales	-	Direct sales of player terminals, licenses, back office systems and other related equipment
•	Other	-	Maintenance and service arrangements and other

The majority of the Company's gaming revenue is generated under lease participation arrangements when the Company provides its customers with player terminals, player terminal-content licenses and back-office equipment, collectively referred to as gaming equipment. Under these arrangements, the Company retains ownership of the gaming equipment installed at customer facilities, and the Company receives revenue based on a percentage of the net win per day generated by the gaming equipment. Revenue from lease participation arrangements are considered both realizable and earned at the end of each gaming day.

Gaming Operations revenue generated by player terminals deployed at sites under development and placement fee agreements is reduced by the accretion of contract rights from those development and placement fee agreements. Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development and placement fee agreements, described under “Development and Placement Fee Agreements.” The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the consolidated statements of operations.

The Company also generates gaming revenues from back-office fees with certain customers. Back-office fees cover the service and maintenance costs for back-office servers installed in each gaming facility to run its gaming equipment, as well as the cost of related software updates. Back-office fees are considered both realizable and earned at the end of each gaming day.

Gaming equipment and system sales - The Company sells gaming equipment and gaming systems under independent sales contracts through normal credit terms or may grant extended credit terms under contracts secured by the related equipment, with interest recognized at market rates.

For sales arrangements with multiple deliverables, the Company applies the guidance from ASC Topic 985, “Software” and ASC Topic 605, “Revenue Recognition”. Deliverables are divided into separate units of accounting if: (i) each item has value to the customer on a stand-alone basis; (ii) there is objective and reliable evidence of the fair value of the undelivered items; and (iii) delivery of the undelivered item is considered probable and substantially in the Company’s control.

The majority of the Company’s multiple element sales contracts are for some combination of gaming equipment, player terminals, content, system software, license fees and maintenance. For multiple element contracts considered a single unit of accounting, the Company recognizes revenues based on the method appropriate for the last delivered item.

The Company allocates revenue to each accounting unit based upon its fair value as determined by Vendor Specific Objective Evidence, or VSOE. VSOE of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices for those products and services when sold individually or separately. The Company recognizes revenue when the product is physically delivered to a customer controlled location or over the period in which the service is performed and defers revenue for any undelivered elements.

•
In those situations where each element is not essential to the function of the other, the "multiple deliverables' are bifurcated into accounting units based on their relative fair market value against the total contract value and revenue recognition on those deliverables are recorded when all requirements of revenue recognition have been met.

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

Costs and Billings on Uncompleted Contract - During fiscal 2009 and continuing during fiscal 2010, the Company entered into a fixed-price contract with a customer, pursuant to which it will deliver an electronic bingo system. Revenues from this fixed-price contract is being recognized on the completed-contract method in accordance with ASC Subtopic 605-35, “Construction-Type and Production-Type Contracts”. During the year ended September 30, 2010, the Company determined substantial completion of the contract occurred for revenue recognition purposes as all deliverables under the contract were provided to the customer, with the exception of a one year warranty, and the customer had approved the deliverables or the specified time allotted for testing had expired. Therefore, the Company began recognizing revenue ratably over the one year warranty period and thus recognized revenue and costs of $2.0 million and $1.9 million, respectively, under the contract for the year ended September 30, 2010.

Contract costs include all direct material and labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies and tools. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

Costs incurred in excess of amounts billed are classified as current assets under “Deferred contract costs.” As of September 30, 2009, costs incurred on uncompleted contracts totaled $3.7 million and billings on uncompleted contracts totaled $1.9 million.

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

Development and Placement Fee Agreements – The Company enters into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to placement of the Company’s player terminals, and the Company receives a fixed percentage of those player terminals’ hold per day over the term of the agreement which is generally for 83 months. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of the Company’s guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the operating profits of the facility to be used to repay some or all of the advances recorded as notes receivable. Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the gaming facility. In the past and in the future, the Company may by mutual agreement and for consideration, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset recovered for that particular development or placement fee agreement, if any, and the remaining net book value of the intangible asset is prospectively amortized on a straight-line method over the remaining estimated useful life.

At September 30, 2010 and 2009, the following net amounts related to advances made under development and placement fee agreements were recorded in the following balance sheet captions:

	September 30,
	2010	2009
	(In thousands)
Included in:
Notes receivable, net of discount (1)	$35,404	$50,288
Intangible assets – contract rights, net of accumulated amortization	26,894	28,175

(1)	The Company collected approximately $17.0 million and $20.3 million on development agreement notes receivable during years ended September 30, 2010 and 2009, respectively.

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements. The Company has entered into development agreements with customers under which approximately $39.4 million has been advanced and is outstanding at September 30, 2010, and for which the Company imputes interest on these interest-free loans discounting the balances to $35.4 million. During 2010 and 2009, the Company recorded imputed interest of $3.2 million and $4.3 million, respectively, relating to development agreements with an imputed interest rate range of 5.25% to 9.00%.

Property and Equipment and Leased Gaming Equipment – Property and equipment and leased gaming equipment are stated at cost. The cost of property and equipment and leased gaming equipment is depreciated over their estimated useful lives, generally using the straight-line method for financial reporting, and regulatory acceptable methods for income tax reporting purposes. Player terminals and related components and equipment are included in the Company's rental pool. The rental pool can be further delineated as “rental pool - deployed”, which consists of assets deployed at customer sites under participation agreements, and “rental pool - undeployed”, which consists of assets with the Company that are available for customer use. Rental pool - undeployed consists of both new units awaiting deployment to a customer site and previously deployed units currently back with the Company to be refurbished awaiting re-deployment. Routine maintenance of property and equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated remaining useful life of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in the Company’s results of operations.

Management reviews long-lived asset classes for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value, which is estimated using a discounted cash flow model. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. During the years ended September 30, 2010, 2009 and 2008, the Company charged operations by recording reserves or writing off $539,000, $1.4 million and $441,000 , respectively, of property and equipment and leased gaming equipment (See Note 2, “Property and Equipment and Leased Gaming Equipment.”)

Other Assets – Other assets consist of restricted cash, long-term pre-paids and refundable deposits. At September 30, 2010 and 2009, the restricted cash balances were $737,000 and $804,000, respectively, representing the fair value of investments held by the Company’s prize fulfillment firm related to outstanding MegaBingo® jackpot prizes.

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

Other Long-Term Liabilities – Other long-term liabilities at September 30, 2010 and 2009 include the fair value of investments held by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities of $737,000 and $804,000, respectively.

Other Income (Expense) - Other expense was $119,000 and $210,000 for the years ended September 30, 2010 and 2009, respectively. Other expense resulted from losses incurred on foreign currency transactions as a result of the strengthening U.S.

dollar. Other income for the year ended September 30, 2008 was $3.2 million. Other income consisted of distributions from a partnership interest, accounted for on the cost basis, of $74,000 in 2009 and $3.1 million in 2008.

Research and Development Costs - For the years ended September 30, 2010, 2009 and 2008 research and development costs were $12.7 million, $12.8 million and $15.6 million, respectively.

Fair Value of Financial Instruments – The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash, accounts and notes receivable, accounts payable, and accrued expenses payable and other liabilities, approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amount for the Company's credit facility approximates fair value due to the fact that the underlying instrument includes provisions to adjust interest rates to approximate fair value.

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

The Company is engaged in the business of designing, manufacturing and distributing gaming machines, video lottery terminals and associated systems and equipment, as well as the maintenance of these machines and equipment. The Company's production process is essentially the same for the entire Company and is performed via outsourced manufacturing partners, as well as in house manufacturing performed primarily at the Company's warehouse and assembly facility in Austin, Texas. The Company's customers consist of entities in the business of operating gaming, bingo or lottery facilities, and include Native American Tribes, charity bingo operators and commercial entities licensed to conduct such business in their jurisdictions. The distribution of our products is consistent across the entire Company and is performed via an internal fleet of vehicles, as well as third party transportation companies. The regulatory environment is similar in every jurisdiction in that gaming is regulated and the Company's games must meet the regulatory requirements established. In addition, the economic characteristics of each customer arrangement are similar in that the Company obtains revenue via a revenue share arrangement or direct sale of product or service, depending on the customer's need. These sources of revenue are consistent with respect to both product line and geographic area.
In addition, discrete financial information, such as costs and expenses, operating income, net income and EBITDA (Earnings before interest expense, income taxes, depreciation, amortization and accretion of contract rights), are not captured or analyzed by product line or geographic area. The Company's “Chief Operating Decision Maker” analyzes the Company's product performance based on average daily play on a game level basis, which is consistent across all product lines and geographic areas. This average daily performance data along with customer needs are the key drivers for assessing how the Company allocates resources and assesses operating performance of the Company.

Costs of Computer Software – Software development costs have been accounted for in accordance with ASC Topic 985, “Software”. Under ASC Topic 985, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized software development costs of approximately $3.3 million during 2010, $2.5 million during 2009, and $3.7 million during 2008. Software development costs primarily consist of personnel costs and gaming lab testing fees. The Company begins to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, but not to exceed five years. Amortization of software development costs was approximately $2.7 million in 2010, $3.8 million in 2009, and $3.3 million in 2008, and is included in amortization and depreciation in the accompanying consolidated statements of operations.

Income Taxes – The Company accounts for income taxes using the asset and liability method and applies the provisions of ASC Topic 740, “Income Taxes”. Under ASC Topic 740, deferred tax liabilities or assets arise from differences between the tax basis of liabilities or assets and their bases for financial reporting, and are subject to tests of recoverability in the case of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets to the extent realization is not judged to be more likely than not.  Additionally, in accordance with ASC Topic

740, the Company is required to determine whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position in order to record any financial statement benefit. If that step is satisfied, then the Company must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Treasury Stock – The Company utilizes the cost method for accounting for its treasury stock acquisitions and dispositions.

Earnings (Loss) per Common Share – Earnings per common share is computed in accordance with ASC Topic 260, “Earnings Per Share”.

Stock Options (Share-Based Compensation) – At September 30, 2010, options to purchase approximately 4.3 million shares of common stock, with exercise prices ranging from $3.52 to $18.71 per share were outstanding. The stock options were incorporated into the computation of diluted earnings per share utilizing the treasury stock method.

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

At September 30, 2008, options to purchase approximately 2.9 million shares of common stock, with exercise prices ranging from $4.68 to $21.53 per share were outstanding. The stock options were incorporated into the computation of diluted earnings per share utilizing the treasury stock method.

The Company adopted the provisions of ASC Topic 718, “Compensation – Stock Compensation”. Among other items, ASC Topic 718 requires the Company to recognize in the financial statements, the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. To measure the fair value of stock options granted to employees, the Company currently utilizes the Black-Scholes-Merton option-pricing model. The Company applied the “modified prospective” method, under which compensation cost is recognized in the financial statements beginning with the October 1, 2005 for all share-based payments granted after that date, and for all unvested awards granted prior to the October 1, 2005.  Expense is recognized over the required service period, which is generally the vesting period of the options.

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

There were option grants to purchase 1.4 million, 1.7 million and 2.7 million common shares during the years ended September 30, 2010, 2009 and 2008, respectively. The assumptions used for the years ended September 30, 2010, 2009 and 2008, and the resulting estimates of weighted-average fair value per share of options granted during these periods are as follows:

	2010	2009	2008
Weighted expected life	5 years	4.97 years	4.98 years
Risk-free interest rate	2.3 - 2.6%	1.5 - 2.9%	3.0% - 4.1%
Expected volatility	59.53%	58.28%	50.23%
Expected dividend yields	None	None	None
Weighted-average fair value of options granted during the period	$2.14	$1.81	$2.14
Expected annual forfeiture rate	5.31%	5.31%	5.31%

In accordance with ASC Topic 718, “Compensation – Stock Compensation (Formerly SFAS No. 123 (R), “Share-Based Payments”), the share-based compensation has been recorded by the Company for the years ended September 30, 2010, 2009 and 2008 in the amounts of $1.6 million, $1.9 million and $1.5 million, respectively. The total income tax benefit recognized in the consolidated statement of operations for share-based compensation arrangements was $0 (due to a current year valuation allowance) for September 30, 2010 and 2009 and $234,000 for  2008.

Foreign Currency Translation – The Company accounts for currency translation in accordance with ASC Topic 830. “Foreign

Currency Matters”. Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss) a component of stockholders’ equity, in accordance with ASC Topic 220, “Comprehensive Income”. Transactional currency gains and losses arising from transactions in currencies other than the Company’s local functional currency are included in the consolidated statement of operations in accordance with ASC Topic 830.

Recently Issued Accounting Pronouncements – In October 2009, FASB issued ASU No. 2009-13, “Revenue Recognition(Topic 605), Multiple-Deliverable Revenue Arrangements” and ASU No. 2009-14, “Software(Topic 985), Certain Revenue Arrangements that Include Software Elements,” both consensus of the FASB Emerging Issues Task Force.  ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities; specifically, how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  ASU No. 2009-14 affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole and clarifying what guidance should be used in allocating and measuring revenue.  Upon adoption of these standards, a company can recognize revenue on delivered elements within a multiple elements arrangement based upon estimated selling prices, which is a departure from previous guidance. These standards are required to be implemented by October 1, 2010, the Company will adopt these provisions in the first quarter of 2011.

2.    INVENTORY
Inventory consisted of the following (in thousands):

	September 30,
	2010	2009
Raw materials & component parts	$2,408	$3,753
Work in Progress	632	936
Finished Goods	521	1,053
Total Inventory	$3,561	$5,742

3. Property and Equipment and Leased Gaming Equipment

At September 30, 2010 and 2009, the Company’s property and equipment and leased gaming equipment consisted of the following:

	September 30, 2010			September 30, 2009
	(In thousands)
	Cost	Accum. Depr.	Net Book Value	Cost	Accum. Depr.	Net Book Value
Rental pool – deployed	$174,753	$135,125	$39,628	$192,944	$140,363	$52,581
Rental pool – undeployed	68,107	61,474	6,633	85,031	72,219	12,812
Machinery and equipment	14,005	12,900	1,105	16,371	15,084	1,287
Computer software	7,965	7,394	571	7,720	6,636	1,084
Vehicles	2,476	2,149	327	3,064	2,900	164
Other	4,332	4,008	324	6,554	5,432	1,122
Total property and equipment and leased gaming equipment	$271,638	$223,050	$48,588	$311,684	$242,634	$69,050
___________________
Gaming equipment and third-party gaming content licenses begin depreciating when they are available for customer use. Property and equipment and leased gaming equipment is depreciated as follows: Rental pool – deployed and undeployed – 1.5 to 3 years; Machinery and equipment – 5 to 7 years; Computer software – 3 to 5 years; Vehicles – 3 to 10 years and Other – 3 to 7 years.

Leased gaming equipment includes player terminals placed with customers under participation arrangements, i.e. "rental pool - deployed" and player terminals that have previously been placed in the field under participation arrangements, but are currently back with the Company being refurbished and/or awaiting redeployment, i.e. "rental pool - undeployed"

In accordance with ASC Topic 360, “Property, Plant, and Equipment”, the Company (i) recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows; and (ii) measures an impairment loss as the difference between the carrying amount and fair value of the asset.

During 2010, the Company sold, disposed of, or wrote off $2.3 million of net book value related to third-party gaming content licenses, installation costs, tribal gaming facilities and portable buildings, and other equipment. Of this $2.3 million, $1.7 million related to the sale of previously deployed units.  The majority of these sales were trial units that converted to a sale.

During the year ended September 30, 2009, the Company conducted a thorough review of its business in an effort to determine the proper go-forward strategy.  As part of the Company’s revised marketing efforts and a more standardized product mix, management considered whether the future benefits expected from certain long-lived assets exceeded the assets carrying value.  As a result of this analysis, it was determined that certain assets should be written-off or reserved for as of September 30, 2009.  The charges include the write-off of property and equipment included in the Company’s rental pool and obsolete component parts of $5.6 million, the write-off of certain licenses used for game development of $2.0 million and a the reserve for slow-moving component parts of $1.8 million. The Company considered the potential salvage value of the assets and determined that such an amount would be negligible. Therefore, classification of these assets as ‘held for sale’ is not necessary.

4. Development and Placement Fee Agreements

The Company enters into participation, or revenue share, agreements.  Under our participation agreements, the Company places player terminals and systems, along with our proprietary and other licensed game content, at a customer’s facility in return for a share of the revenues that these terminals and systems generate.  Often our participation agreements are in the form of development or placement fee agreements, which the Company enters into in order to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to placement of the Company’s player terminals, and the Company receives a fixed percentage of those player terminals’ hold per day over the term of the agreement. The development agreements typically provide for some or all of the advances to be repaid by the customer to the Company. Placement fees and amounts advanced in excess of those to be reimbursed by the customer are allocated to intangible assets and are generally amortized over the life of the contract, which is recorded as a reduction of revenue generated from the gaming facility. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of the Company’s floor space. In the past and in the future, the Company may by mutual agreement and for consideration, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied as a recovery against the intangible asset or property and development for that particular development or placement agreement, if any.

In 2009, the Company fulfilled a commitment to a significant, existing tribal customer to provide approximately 43.8%, or $65.6 million, of the total funding for a facility expansion. Because of our commitment to fund the expansion, the Company secured the right to place an additional 1,400 gaming units in the expanded facility in southern Oklahoma. The Company recorded all advances as a note receivable and imputed interest on the interest free loan. The discount (imputed interest) was recorded as contract rights and is being amortized over the life of the agreement. The repayment period of the note will be based on the performance of the facility. As of September 30, 2010, the Company had installed the additional 1,400 units in the expanded facility. During 2010, the tribal customer repaid $14.6 million of the balance; thus the balance as of September 30, 2010 was $37.9 million.

In addition, the Company funded through development or placement fee agreements four additional facilities in 2010 in the amount of $7.0 million.  The development agreement funded amount of $1.5 million is expected to be repaid to the Company from excess sales proceeds after giving effect to the revenue share arrangement.

Management reviews intangible assets related to development and placement fee agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstance during fiscal 2010 that would require an impairment charge to the assets’ carrying value.

The following net amounts related to advances made under development and placement fee agreements and were recorded in the following balance sheet captions:

	September 30,
	2010	2009
	(In thousands)
Included in:
Notes receivable, net	$35,404	$50,288
Intangible assets – contract rights, net of accumulated amortization	26,894	28,175

5. Intangible Assets

At September 30, 2010 and 2009, the Company’s intangible assets consisted of the following:

			Estimated
	September 30,		Useful
	2010	2009	Lives
	(In thousands)
Contract rights under development and placement fee agreements	$51,777	$46,319	4-7 years
Internally developed gaming software	31,355	28,388	1-5 years
Patents and trademarks	6,776	8,226	1-5 years
Other	250	961	3-5 years
Total intangible assets	90,158	83,894
Less accumulated amortization	(58,648)	(50,533)
Total intangible assets, net	$31,510	$33,361

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development and placement fee agreements, described under “Development and Placement Fee Agreements.” The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the consolidated statements of operations.

Internally-developed gaming software is accounted for under the provisions of ASC Topic 985, “Software” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally-developed games over a twelve-month period, gaming engines over an eighteen-month period, gaming systems over a three-year period and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the years ended September 30, 2010, 2009, and 2008, amortization expense related to internally-developed gaming software was $2.7 million, $3.8 million and $3.3 million, respectively. During fiscal 2010, 2009, and 2008, the Company wrote off $293,000, $558,000 and $531,000, respectively, related to internally-developed gaming software that the Company chose to abandon.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Amortization expense, inclusive of accretion of contract rights, totaled $10.2 million, $11.0 million and $8.8 million for the years ended September 30, 2010, 2009 and 2008, respectively. Annual estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amount
(In thousands)
2011	$9,275
2012	7,028
2013	6,243
2014	3,818
2015	2,889
Total	$29,253

6. Notes Receivable

At September 30, 2010 and 2009, the Company’s notes receivable consisted of the following:

	September 30,
	2010	2009
	(In thousands)
Notes receivable from development agreements	$39,356	$57,558
Less imputed interest discount reclassed to contract rights	(3,952)	(7,270)
Notes receivable from equipment sales and other	3,487	5,616
Notes receivable, net	38,891	55,904
Less current portion	(13,698)	(15,780)
Notes receivable – noncurrent	$25,193	$40,124

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.

Notes receivable from equipment sales outstanding as of September 30, 2010 consist of financial instruments issued by customers for the purchase of player terminals and licenses, and bear interest at 5.25%. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the note receivable outstanding.

7. VALUE ADDED TAX RECEIVABLE
The value added tax (VAT) receivable is a receivable from the Mexican taxing authority primarily related to a value added tax levied on product shipments originating outside of Mexico.  At September 30, 2010 and 2009, the Company's VAT receivable was $4.6 million and $7.5 million, respectively.  The majority of the VAT receivable relates to shipments that occurred from 2006 through 2007.
The Company has received rulings from the Mexican taxing authority for 2006 and 2007 indicating that such Mexican taxing authority has challenged the registration of certain of the Company's transactions that have generated approximately $600,000 in VAT receivable. The Company has formally contested these rulings, and the Company believes that it has the necessary documentation to support the portion that has been challenged. However, the final resolution of the contested balances remains uncertain and may adversely affect the carrying value of the receivable and may have an adverse affect on our foreign income tax expense.

8. Accounts Payable and Accrued Expenses

At September 30, 2010 and 2009, the Company’s accounts payable and accrued expenses consisted of the following:

	September 30,
	2010	2009
	(In thousands)
Trade accounts payable	$8,157	$12,431
Accrued expenses	5,957	7,272
Accrued bonus and salaries	4,500	4,196
Other	2,887	3,727
Accounts payable and accrued expenses	$21,501	$27,626

9. Credit Agreement

At September 30, 2010 and 2009, the Company’s Credit Agreement consisted of the following:

	September 30,
	2010	2009
	(In thousands)
Long-term revolving line of credit	$—	$15,000
Term loan facility	$44,625	$60,000
Less current portion	(750)	(750)
Long-term debt, less current portion	$43,875	$59,250

Credit Agreement. On April 27, 2007, certain of the the Company's subsidiaries entered into a credit agreement with Comerica Bank, the Credit Agreement, to provide the Company a $150 million credit facility which replaced its previous credit facility in its entirety. On October 26, 2007, the Company amended the Credit Agreement, and transferred a portion of the revolving credit commitment to a fully funded term loan. The term loan is amortized at an annual amount of 1% per year, payable in equal quarterly installments beginning January 1, 2008, with the remaining amount due on the maturity date. The Company entered into a second amendment to the Credit Agreement on December 20, 2007. The second amendment (i) extended the hedging arrangement date related to a portion of the term loan to June 1, 2008; and (ii) modified the interest rate margin applicable to the Credit Agreement. On July 22, 2009, the Company entered into a third amendment to the Credit Agreement, which amended certain covenants, reduced the total borrowing capacity of the Credit Agreement to $125 million ($65 million under the revolving credit commitment and $60 million under the term loan) from the previous total borrowing capacity of $150 million, and agreed to a LIBOR floor of 2%.

On April 6, 2010, the Company entered into a fourth amendment to the Credit Agreement which (i) removed the requirement to maintain a minimum consolidated EBITDA (earnings before net interest expense, taxes, depreciation and amortization and accretion of contract rights); (ii) amended the consolidated total leverage ratio to a ratio of not greater than 1.50 to 1.00; (iii) reduced the total borrowing capacity of the Credit Agreement by reducing the revolving commitment of the credit facility from $65 million to $45 million and the term loan from $60 million to $45 million; and (iv) amended the definition of Consolidated EBITDA to include any extraordinary, unusual or non-cash non-recurring expenses or losses (including, whether or not otherwise includable as a separate item in the Consolidated Statement of Operations for such period, losses on sales of assets outside the ordinary course of business) of up to $10 million, commencing June 30, 2010.  As a result of this amended definition of Consolidated EBITDA in the fourth amendment, commencing June 30, 2010, the Company modified its calculation of Adjusted EBITDA.  Adjusted EBITDA is presented and reconciled to EBITDA and Net Income/Loss and Adjusted EBITDA continues to be the basis for which compliance with a number of covenants will be determined, including certain ratios. Beginning as of June 30, 2010, the calculation of Adjusted EBITDA is as follows:

Consolidated net income or loss
+ income tax (benefit)
+ Interest expense
+ Depreciation and amortization expense
+ Accretion of contract rights

+ Non-cash expense related to stock compensation
+ Extraordinary, unusual or non-cash non-recurring expenses or losses (up to $10 million)
- Non-cash income items- Extraordinary income or gains

There are no items included in the calculation of Adjusted EBITDA that were not previously agreed to as part of the amendments to the Credit Agreement.

The Company accounts for amendments or changes to its Credit Agreement in accordance with ASC 470-50-40-21, “Modifications and exchanges of line of credit or revolving debt arrangements.”  Based on the requirements of ASC 470-50-40-21, the Company wrote-off $381,000 during 2010 related to unamortized deferred costs of the original Credit Agreement and subsequent amendments.  The remaining deferred costs of approximately $798,000, in addition to the approximately $284,000 of costs related to the fourth amendment will be amortized over the remaining term of the Credit Agreement.

The Credit Agreement is collateralized by substantially all of the Company’s assets, and also contains financial covenants as defined in the agreement. As of September 30, 2010, the Company is in compliance with the loan covenants. The Credit Agreement requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in its businesses).

The Credit Agreement provides the Company with the ability to finance development and placement fee agreements and acquisitions and working capital for general corporate purposes. Advances under the revolving credit commitment and the term loan mature on April 27, 2012, and bear interest at the Eurodollar rate plus the applicable spread, tied to various levels of interest pricing determined by total debt to EBITDA.

As of September 30, 2010, the $44.6 million outstanding under the term loan bore interest at 6.5%. The term loan is presented in the Long-term debt line item in the Consolidated Balance Sheets. The revolving line of credit had $45.0 million available as of September 30, 2010 and none outstanding.

A schedule for each of the fiscal years ending after September 30, 2010, representing the maturities of long-term debt is as follows:

Year	Long-Term Debt
(In thousands)
2011	$750
2012	43,875
2013	—
2014	—
2015	—
Total	$44,625

10. Leases

The Company leases its corporate offices, warehouses and certain office equipment under noncancelable operating leases. In addition, the Company leases certain equipment used in its operations under capital lease arrangements.

A schedule of future minimum rental payments required under noncancelable operating leases is as follows:

Year	Operating
(In thousands)
2011	$1,583
2012	1,060
2013	1,088
2014	1,129
2015	1,075
thereafter	189
Total Minimum Lease Payments	$6,124

Rental expense during 2010, 2009, and 2008 amounted to $2.4 million, $2.8 million and $2.7 million, respectively.

11. WRITE-OFF, RESERVE, IMPAIRMENT AND SETTLEMENT CHARGES
Write-off, reserve, impairment and settlement charges for the years ended September 30, 2010, 2009 and 2008 consisted of the following(in thousands):

	Year ended September 30,
	2010	2009	2008
Litigation and settlement costs	$—	$8,220	$—
Reserve against note and accounts receivable (See Note 6)	2,762	397	—
Write-off of install costs and portable buildings in Alabama	332	—	—
Patent and trademark, intangibles, prepaid loan fees and sales and use taxes	1,916	660	530
Severance and related benefit costs	—	1,199	—
Write-off of property and equipment	—	9,308	5,159
Total write-off, reserve, impairment and settlement charges	$5,010	$19,784	$5,689

12. Income Taxes

The provision for income tax expense (benefit) consisted of the following for the years ended September 30, 2010, 2009 and 2008:

	2010	2009	2008
	(In thousands)
Current:
Federal	$(18,091)	$(6,271)	$4,223
State	(847)	41	828
Foreign	438	692	514
	(18,500)	(5,538)	5,565
Deferred:
Federal	3,823	18,185	(4,673)
State	284	1,351	(590)
Foreign	—	—	—
	4,107	19,536	(5,263)
Income tax expense (benefit)	$(14,393)	$13,998	$302

The effective income tax rates differ from the statutory U.S. federal income tax rates as follows for the years ended September 30, 2010, 2009, and 2008:

	2010	2009	2008
Federal income tax expense (benefit) at statutory rate	(35.0)%	(35.0)%	35.0%
State income tax expense, net of federal benefit	(2.5)%	(2.6)%	7.8%
Foreign income tax expense, net of federal benefit	2.6%	1.1%	47.7%
Change in valuation allowance	(87.2)%	81.2%	—
Other, net	0.1%	0.7%	(46.1)%
Provision (benefit) for income taxes	(122.0)%	45.4%	44.4%

The “other, net” category above captures the impact of several tax expense items, the three largest of which are all favorable to the Company in the fiscal years 2010, 2009 and 2008, and includes research and development tax credits, Section 199 manufacturing deduction, and the true-up of the Company’s income tax accounts.

The valuation allowance on deferred tax assets as of September 30, 2010 and 2009 was $14.7 million and $25.0 million, respectively, a decrease of $10.3 million. The valuation allowance was initially established during the year ended September 30, 2009.

Differences between the book value and the tax basis of the Company’s assets and liabilities at September 30, 2010 and 2009 result in deferred tax assets and liabilities as follows:

	2010	2009
	(In thousands)
Deferred tax asset – current:
Allowance for doubtful accounts	$769	$1,383
Inventory reserve	719	1,038
Accruals not currently deductible for tax purposes	1,627	3,345
Deferred revenue	1,727	2,307
Current deferred tax asset	4,842	8,073
Valuation allowance	(4,842)	(6,935)
Current deferred tax asset, net	—	1,138
Noncurrent deferred tax asset:
Property and equipment, leased gaming equipment and intangible assets, due principally to depreciation and amortization differences	7,254	19,560
Non-qualified stock compensation expense	1,686	1,261
Net Operating Loss Carryforwards and Credits	969	250
Noncurrent deferred tax asset, net	9,909	21,071
Valuation allowance	(9,909)	(18,102)
Noncurrent deferred tax asset, net	—	2,969
Deferred tax asset	$—	$4,107

As of September 30, 2010, the Company had state net operating loss carryforwards of approximately $10.8 million and a federal alternative minimum tax credit carryforward of approximately $471,000. The state net operating losses will begin to expire in varying amounts in 2024 if not utilized.
For 2010, 2009, and 2008, the Company recorded reductions of $568,000, $221,000 and $112,000 respectively, of its federal and state income tax liability due to the effects of stock compensation.
On November 6, 2009, the President signed into law The Worker, Home-ownership, and Business Assistance Act of 2009 (H.R. 3548). This legislation included a provision that allows most business taxpayers with losses to benefit from an increased carryback period for net operating losses incurred in 2008 or 2009 (the Company's fiscal periods ended September 30, 2009 and 2010). The Company made the election to carryback its September 30, 2010 tax loss for a five year period, as allowed by H.R. 3548.
In 2010, the Company identified that certain intangible assets were being depreciated for tax purposes over a longer period than required by IRS guidelines . As a result, the Company elected under certain automatic procedures to make a method change to reduced the lives of the assets from 15 years to the appropriate life (generally 4 to 7 years) for tax purposes. As a result of this method change , the Company recorded a cumulative catch up adjustment for tax depreciation, which resulted in a significant tax loss for the year ended September 30, 2010.
The election to utilize the five year carryback under H.R. 3548, coupled with the method change for calculating depreciation on certain intangible assets for tax purposes has resulted in the Company utilizing a significant portion of its deferred tax asset and therefore generating a refund of federal taxes previously paid of approximately $17.2 million. Correspondingly, the valuation allowance, previously recorded on deferred tax assets, decreased by approximately $10.3 million, which was primarily associated with the depreciation method change as well as results of operations.
The management team considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. As a result of this analysis, and based on the current year pre-tax loss and a cumulative loss in the prior three fiscal years, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in the U.S. and Mexico will be realized. As a result, the Company maintained a full valuation allowance against all of its remaining deferred tax assets. The Company maintains a valuation allowance when management believes it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in a valuation allowance from period to period are included in the tax provision in the period of change. Management evaluates the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If the Company determines that it is more likely than not that our deferred tax assets will be recovered, the valuation allowance will be reduced.
The Company paid income taxes, net of refunds received of ($6.3) million, ($1.4) million and $10.9 million in 2010, 2009 and 2008 respectively.

In fiscal 2010, the Company conducted operations in Mexico through a subsidiary treated as a disregarded entity for U.S. income tax purposes. Accordingly, income or losses are taxed or benefited, as appropriate, in the Company's U.S. tax provision. At present, Company management determined that it is more likely than not that the Mexican operations cannot benefit from past losses, from a Mexican tax perspective. Accordingly, a full valuation allowance has been recorded against the deferred tax asset related to the Mexican net operating loss. The effect on the total income tax expense is deemed immaterial.
The Company adopted the provisions of ASC 740-10-25 effective October 1, 2007. ASC 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all the relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740-10-25 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest, and penalties. Upon adoption and implementation of ASC 740-10-25, the Company recognized a decrease of $295,000 to the October 1, 2007 balance of retained earnings.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended September 30,:

	2010	2009	2008
Unrecognized tax benefit – October 1,	$334,000	$311,000	$295,000
Gross increases – tax positions in prior period	—	23,000	16,000
Gross decreases – tax positions in prior period	—	—	—
Gross increases – tax positions in current period	143,000	—	—
Settlements	(157,000)	—	—
Lapse of statute of limitations	—	—	—
Unrecognized tax benefit – September 30,	$320,000	$334,000	$311,000

Included in the balance of unrecognized tax benefits at September 30, 2010, 2009 and 2008, are $320,000, $334,000 and $311,000, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company had accrued interest and penalties of $38,000, $39,000 and $16,000 as of September 30, 2010, 2009 and 2008, respectively.

The Internal Revenue Service has concluded the examination and appeals phase for the tax year ended September 30, 2005. The Company is also under examination for the tax years ended September 30, 2006, 2007, 2008, and 2009. The Company expects to conclude the examination phase of this audit during 2011.

The Company is subject to taxation in the US, including various states jurisdictions, and Mexico. With few exceptions, the Company is no longer subject to U.S. federal and state examinations for tax years ending prior to September 30, 2007.

13.    INCOME (LOSS) PER COMMON SHARE

Income (loss) per common share is computed in accordance with ASC Topic 260, “Earnings per Share.” Presented below is a reconciliation of net income (loss) available to common shareholders and the differences between weighted average common shares outstanding, which are used in computing basic earnings (loss) per share, and weighted average common and potential shares outstanding, which are used in computing diluted earnings (loss) per share. Diluted amounts are not included in the computation of diluted loss per share in years when a net loss occurred, as such amounts would be antidilutive.

	For the Year Ended September 30,
	(In thousands, except share and per-share amounts)
	2010	2009	2008
Income (loss) available to common stockholders	$2,629	$(44,778)	$378
Weighted average common shares outstanding	27,401,190	26,758,873	26,291,968
Effect of dilutive securities:
Options	589,228	—	909,462
Weighted average common and potential shares outstanding	27,990,418	26,758,873	27,201,430
Basic earnings (loss) per share	$0.10	$(1.67)	$0.01
Diluted earnings (loss) per share	$0.09	$(1.67)	$0.01

The Company had the following options to purchase shares of common stock that were not included in the weighted average common and potential shares outstanding in the computation of dilutive earnings per share, due to the antidilutive effects:

	September 30,
	2010	2009
Common Stock Options	4,323,685	6,925,056
Range of exercise price	$3.52-18.71	$1.00-18.71

In the year ended September 30, 2010 and 2009 options to purchase approximately 4.3 million and 6.0 million shares of common stock, with exercise prices ranging from $3.52 to $18.71 and $1.00 to $18.71 per share respectively, were not included in the computation of dilutive loss per share, due to the antidilutive effect. In addition, for the year ended September 30, 2009 approximately 950,000 equivalent shares were not included, due to the loss generated in the period.

14. Stockholders’ Equity

Preferred Stock

During fiscal 1995, the Company amended its articles of incorporation to provide for the issuance of up to 2,000,000 shares of Preferred Stock in such series and with such rights and preferences as may be approved by the Board of Directors. In January 1995, the Board of Directors approved a Series A Preferred Stock, which is cumulative, voting and convertible. In October 1998 the Board of Directors approved a Series B Junior Participating Preferred Stock, which is cumulative and voting. As of September 30, 2010 and 2009, there were no shares of Series A Preferred Stock or Series B Junior Participating Preferred Stock outstanding.

Treasury Stock

During fiscal 2010, 2009, and 2008 the Company did not repurchase any shares of its Common Stock.

Director Compensation Plan

The Company maintains a plan to compensate the members of its Board of Directors for their services as directors, including serving on committees of the board. Under the Director Compensation Plan, each of the Company’s directors, will receive $37,500 per year, except for the Chairman and Vice Chairman of the Board, each of whom receive $75,000 per year. In addition, each director will receive $500 for each board meeting attended in person, $250 for each board meeting attended by telephone, $400 for each committee meeting attended in person and $200 for each committee meeting attended by telephone. Each member of the Audit Committee will also receive an additional $15,000 per year for serving on the Audit Committee, except for the Chairman of the Audit Committee who will receive $25,000 per year . The members of the Nominating and Governance Committee each receive an additional $7,500 per year for serving on the Nominating and Governance Committee, except for the Chairman of the Nominating and Governance Committee, who receives $15,000 per year.  The members of the Compensation Committee each receive an additional $15,000 per year for serving on the Compensation Committee, except for the Chairman of the Compensation Committee, who receives $25,000 per year.  In general, each sitting director will receive an option grant on an annual basis for 10,000 shares of Common Stock that will vest six months from the date of grant, subject to restrictions which prevent the sale of such shares. These restrictions on the sale of the underlying shares lapse with respect to 25% of the shares annually.

Stock Option Plans

On March 23, 2010, the Company's shareholders approved the Multimedia Games, Inc. Consolidated Equity Incentive Plan . The Consolidated Equity Incentive Plan is comprised of shares already reserved under certain of the Company's prior equity compensation plans, including the Company's 2000 Stock Option Plan, 2001 Stock Option Plan, 2002 Stock Option Plan, 2003 Outside Director Stock Option Plan and the 2008 Equity Incentive Award Plan. The number of common shares available for future issuance pursuant to the Consolidated Equity Incentive Plan equals the initial number of shares approved by the Company's shareholders, plus the amount of common shares subject to outstanding awards under certain of the Company's prior equity compensation plans that expire, are terminated or are canceled without having been exercised or settled in full. The Company will no longer grant any stock options out of the Company's prior equity incentive plans and all options will be granted out of the Consolidated Equity Incentive Plan.

Nonqualified stock options are granted to the Company’s directors and nonqualified and incentive stock options have been granted to the Company’s officers and employees . Options granted to its officers and employees generally vest over four years and expire seven years from the date of grant. The Company expects to continue to issue stock options to new employees as they are hired, as well as to current employees as incentives from time to time.

The Company issues new shares to satisfy stock option exercises under the plans.

At September 30, 2010, there were stock options available for grant under the following plans:

	Approved by Shareholders	Options available for grant as of September 30, 2010
Consolidated Equity Incentive Plan	March 2010	1,232,406

For the year ended September 30, 2010, the activity relating to stock option issuances under the stock option plans is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Stock Options Outstanding October 1, 2008	6,689,508	$6.14
Granted	1,719,433	3.54
Exercised	(609,349)	2.05
Forfeited	(964,294)	7.75
Stock Options Outstanding October 1, 2009	6,835,298	5.63
Granted	1,358,800	4.08
Exercised	(401,745)	2.52
Forfeited	(1,407,968)	5.43
Stock Options Outstanding September 30, 2010	6,384,385	5.54

Stock Options Exercisable September 30, 2009	3,519,540	$7.09	3.71	2.5
Stock Options Exercisable September 30, 2010	3,724,591	$6.72	3.70	0.7

For the years ended September 30, 2010, 2009 and 2008, other information pertaining to stock options was as follows:

	2010	2009	2008
Weighted-average per share grant-date fair value of stock options granted	$2.14	$1.81	$2.14
Total intrinsic value of options exercised (in millions)	0.8	0.8	0.5
Total grant-date fair value of stock options vested during the year (in millions)	1.6	2.1	1.7

A summary of the status of the Company’s nonvested options as of September 30, 2010 and changes during the year then ended is as follows:

Nonvested Options	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at October 1, 2009	3,316,708	$2.09
Granted	1,358,800	4.08
Vested	(607,746)	2.62
Forfeited	(1,407,968)	5.43
Nonvested at September 30, 2010	2,659,794	2.70

Cash received from option exercise under all share-based payment arrangements for the years ended September 30, 2010, 2009 and 2008 was $1.6 million, $1.3 million and $218,000. For the years ended September 30, 2010, 2009 and 2008, the Company recorded reductions of $568,000, $221,000 and $328,000, respectively, of its federal and state income tax liability, with an offsetting credit to additional paid-in capital resulting from the tax benefits of stock options.

As of September 30, 2010, there was $6.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 3.04 years. This estimate is subject to change based upon a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, cancellations and the issuance of new options.

Employee Benefit Plans

The Company has established a employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan provides for the employees to make tax-deferred deposits into the plan up to the maximum of $22,000 for 2010. The Company has historically matched employees’ contributions. Such Company contributions amounted to $336,000, $688,000, and $694,000 for the years ended September 30, 2010, 2009, and 2008, respectively.

15. Commitments and Contingencies

Litigation and Regulatory Proceedings

The Company is subject to the possibility of loss contingencies arising in its business and such contingencies are accounted for in accordance with ASC Topic 450, “Contingencies”. In determining loss contingencies, the Company considers the possibility of a loss as well as the ability to reasonably estimate the amount of such loss or liability. An estimated loss is recorded when it is considered probable that a liability has been incurred and when the amount of loss can be reasonably estimated.

International Gamco. International Gamco, Inc., or Gamco, claiming certain rights in U.S. Patent No. 5,324,035, or the '035 Patent, brought suit against the Company on May 25, 2004 in the U.S. District Court for the Southern District of California alleging that the Company's central determinant system, as operated by the New York State Lottery, infringes the '035 Patent. Gamco claims to have acquired ownership of the '035 Patent from Oasis Technologies, Inc., or Oasis, a previous owner of the '035 Patent. In February 2003, Gamco assigned the '035 Patent to International Game Technology, or IGT. Gamco claims to have received a license back from IGT for the New York State Lottery. The lawsuit claims that the Company infringed the '035 Patent after the date on which Gamco assigned the '035 Patent to IGT.

The Company has made a number of challenges to Gamco's standing to sue for infringement of the '035 Patent. On October 15, 2007, pursuant to an interlocutory appeal, the federal circuit court reversed the district court's order when it held that Gamco did not have sufficient rights in the '035 Patent to sue the Company without the involvement of the patent owner, IGT.

On December 4, 2007, Gamco and IGT entered into an Amended and Restated Exclusive License Agreement whereby IGT granted to Gamco exclusive rights to the '035 Patent in the state of New York and the right to sue for past infringement of the same. On January 9, 2008, Gamco filed its third amended complaint for infringement of the '035 Patent against us. On January 28, 2008, the Company filed an answer to the complaint denying liability. The Company also filed a third amended counterclaim against Oasis, Gamco and certain officers of Gamco, for fraud, promise without intent to perform, negligent misrepresentation, breach of contract, specific performance and reformation of contract with regard to the Company's rights under the Sublicense Agreement for the '035 Patent, as well as for non-infringement and invalidity of the '035 Patent. These parties filed a motion to dismiss and a motion for summary judgment as to these claims. On August 11, 2009, the Court issued an order denying the motion to dismiss and granting in part and denying in part the motion for summary judgment.  The Court entered judgment against the Company on its claims for fraud, promise without intent to perform and negligent misrepresentation.  However, the Court held that Gamco was not entitled to judgment as a matter of law on the Company's claims for breach of contract, reformation and specific performance.  The Company's affirmative motion for partial summary judgment was denied.

The court issued a claim construction ruling in this case on April 20, 2009.   On August 28, 2009, the court held a telephonic conference, issued pre-trial deadlines and set the Final Pre-Trial Conference date for September 9, 2010.

On February 23, 2010, we filed a motion for summary judgment of non-infringement of the '035 Patent and a motion for summary judgment challenging the validity of the '035 Patent under 35 U.S.C. § § 102 and 103.  The Court heard oral argument on both motions on July 22, 2010, and the matters were taken under submission .  On August 11, 2010, the Court issued an order granting the company's motion for summary judgment of non-infringement and denying the motion for summary judgment of invalidity. Following the Court's Order, what remained of this case was the Company's claims against Gamco for patent invalidity, breach of contract, reformation and specific performance.

On October 12, 2010, the Company and Gamco participated in a voluntary mediation. On October 18, 2010, the parties agreed to a settlement of the case wherein the entire action will be dismissed with prejudice, complete mutual releases will be exchanged, and each party will bear its own attorneys' fees and costs. The Court has ordered all settlement documentation to be completed and the case dismissed on or before December 13, 2010. If that does not occur, the Court will hold a telephonic status conference on that date. All pre-trial dates were vacated by Court Order dated October 20, 2010.

Alabama Litigation. The Company, along with other major manufacturers, is named in five lawsuits, as further described below, all pending in federal court in Alabama.  The lawsuits were filed on behalf of patrons of either White Hall Gaming Center in Lowndes County, Alabama or VictoryLand in Shorter, Alabama, and include several claims related to the alleged illegality of electronic bingo in Alabama.  The Company has filed motions to dismiss the complaints for, among other things, failure to state a claim upon which relief could be granted.

Ethel Adell, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on February 16, 2010 in the United States District Court for the Middle District of Alabama Eastern Division, on behalf of over 800 plaintiffs against the Company, Macon County Greyhound Park, Inc. (VictoryLand), as a corporation, International Gaming Technologies, Inc., Cadillac Jack, Inc., Colossus, Inc., Rocket Gaming Systems, LLC, Nova Gaming, LLC, and Bally Gaming, Inc.  The plaintiffs, who were patrons of VictoryLand, are seeking actual damages, compensatory damages, treble damages and/or punitive damages based on Ala. Code, Sec 8-1-150(A), the Alabama Deceptive Trade Practices Act, and the Racketeer Influenced and Corruption Organizations Act 18 U.S.C. sec 1961(1). On April 28, 2010, the Company filed a motion to dismiss the entire complaint pursuant to Rules 12(b)(2), (5) and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against the Company upon which relief could be granted.  All briefing on the motion has been completed.  The court is expected to rule on the motion in the near future. The Company continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

Walter Bussey, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010 in the United States District Court for the Middle District of Alabama Eastern Division against the Company, Macon County Greyhound Park, Inc. (VictoryLand), as a corporation, International Gaming Technologies, Inc., Cadillac Jack, Inc., Colossus, Inc., Rocket Gaming Systems, LLC, Nova Gaming, LLC, and Bally Gaming, Inc.  The plaintiffs, who were patrons of VictoryLand, originally sought actual damages, compensatory damages, treble damages and/or punitive damages based on both Ala. Code, Sec 8-1-150(A), and the Racketeer Influenced and Corruption Organizations Act (“RICO”), 18 U.S.C. sec 1961(1) and claim, in part, that the defendants conspired to promote gambling and/or to advance or profit from gambling activity in violation of Ala. Code Sec. 13 A-12-23 and have requested that the court certify the action as a Class Action as required under the Federal Rules of Civil Procedure. On April 28, 2010, the Company filed a motion to dismiss the entire complaint pursuant to Rules 12(b)(2), (5) and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against the Company upon which relief could be granted.  After the Company filed its motion to dismiss, Plaintiffs voluntarily dismissed their RICO claim, leaving only a claim for recovery of gambling losses under Ala. Code Sec. 8-1-150(A).  All briefing on the Company's motion has been completed.  The court is expected to rule on the motion in the near future. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

Ozetta Hardy v. Whitehall Gaming Center, LLC, et al., a civil action, was filed against White Hall Gaming Center, LLC, Cornerstone Community Outreach, Inc., and Freedom Trail Ventures, Ltd., in the Circuit Court of Lowndes County, Alabama.  On June 3, 2010, Plaintiffs filed an amended complaint adding the Company, IGT, Bally, Inc., Eclipse Gaming Systems, LLC, Video Gaming Technologies, Inc., Cadillac Jack, Inc., and AGS, LLC.  The plaintiffs, who were patrons of White Hall, seek recovery of gambling losses based on Ala. Code, Sec 8-1-150(A) and have requested that the court certify the action as a Class Action as required under the Federal Rules of Civil Procedure. On July 2, 2010, the defendants removed the case to the United States District Court for the Middle District of Alabama Northern Division.  On July 9, 2010, the Company filed a motion to dismiss the complaint pursuant to Rules 12(b)(2), (5) and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against the Company upon which relief could be granted.  Plaintiffs have until August 13, 2010, to respond to the motion. On September 7, 2010, the court, without opinion, denied the Company's (and other manufacturers') motion to dismiss. The court has entered a scheduling order that bifurcates the case to allow for resolution of class certification issues before consideration of the merits. The parties are engaged in discovery on class certification issues. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

Ozetta Hardy (II), a civil action, was filed on October 27, 2010, in the United States District Court for the Middle District of Alabama against the Company and other manufacturers of bingo equipment, including IGT, Bally Gaming, Inc., Eclipse Gaming Systems, LLC, Video Gaming Technologies, Inc., Cadillac Jack, Inc., AGS, LLC, Nova Gaming, LLC, Gateway Gaming, LLC, WMS Gaming, Inc., Rocket Gaming Systems, LLC, and Konami Gaming, Inc. The plaintiffs, who were patrons of any one of three bingo facilities in Alabama operated by the Poarch Band of Creek Indians, seek recovery of gambling losses based on Ala. Code, Sec 8-1-150(A) and have requested that the court certify the action as a Class Action as required under the Federal Rules of Civil Procedure. The Company will be filing a responsive pleading on or before December 14, 2010. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

State of Alabama v. Chad Dickie, et al., a civil forfeiture action, was filed by the State of Alabama against certain property seized in connection with the March 19, 2009 raid of White Hall Entertainment Center in Lowndes County, including certain of the Company's property as well as other manufacturers. The case was filed in the Circuit Court of Lowndes County on April 21, 2009 . On October 15, 2010, the Company, along with other manufacturers, filed a motion to intervene in the action in order to defend against contentions that its property was used in the operation of illegal gambling activity. On October 21, 2010, the court entered an order granting the Company's motion to intervene. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

Alabama Regulatory Environment. On March 19, 2009, the Governor's Task Force on Illegal Gambling seized from White Hall Entertainment Center in Lowndes County, Alabama, server-based bingo gaming systems, computers, servers, and cash.  Included with the equipment seized were approximately 34 of the Company's games and certain of its charity bingo equipment located in Alabama.  The Governor's Task Force on Illegal Gambling was in possession of the machines and equipment as of September 30, 2010. The Company maintained these machines and equipment as assets on its balance sheet as it, along with its customer, has been and will continue to pursue the retrieval of the equipment and return the equipment to use in an appropriate charitable bingo or Class II gaming  jurisdiction. The net book value of these machines was immaterial as of September 30, 2010, therefore no unique accounting treatment was applied.

On November 13, 2009, the Supreme Court of Alabama, in a 6-3 decision, reversed and remanded a trial court's preliminary injunction in favor of a charity operating bingo in the Town of White Hall, Lowndes County, Alabama.  In that decision, the Supreme Court of Alabama established a definition of “bingo” that included a set of standards that apply to the operation of charity bingo in Alabama.  At that time, the Company modified its games and believes that the games comply with the standards established by the White Hall decision.  The Governor's Task Force on Illegal Gambling has also filed a forfeiture action against all of the equipment seized at White Hall.  The forfeiture action remains pending in the trial court.  The Company intervened in the forfeiture action on October 21, 2010, to assert and defend its rights with respect to its seized property.

Given the legal uncertainty of charity bingo operations in the State of Alabama, many charitable bingo properties have voluntarily ceased operations. All of the charitable bingo facilities have been voluntarily closed by the Company's Alabama customers, and if these facilities continue to remain closed, additional write-down of assets currently dedicated to the Alabama market may need to be taken and may adversely impact the Company's financial position and results of operations. As of September 30, 2010, the Company had no units in operation at charity bingo facilities in Alabama compared to the 2,318 units the Company had installed and in operation as of September 30, 2009.

Management intends to continually monitor the situation in Alabama to determine if further evidence exists that would warrant an interim impairment analysis. Due to the changing political environment in that State, including the election of a new gubernatorial candidate who has stated that he would dissolve the Governor's Task Force on Illegal Gambling, the Company continues to believe that the closures are not permanent and thus did not warrant an extensive impairment analysis at this time. As of September 30, 2010, the net book value of charitable bingo machines held by the Company in Alabama totaled $4.2 million.

Off Balance Sheet Arrangements

As of September 30, 2010, the Company had no off balance sheet arrangements.

Employment Agreements

The Company has employment agreements with each of its executive officers with positions of Senior Vice President or above, as well as certain other employees.  These employment agreements generally provide for an initial rate of pay and other general employment terms.  If there is a change in control of the Company, each of the Company's executives are entitled to certain severance benefits, which vary depending on the length of the executive officer’s employ with the Company upon the change in control or the termination without cause or termination of employment for good reason (each as defined within the employment agreement). The employment agreements include post-employment non-compete provisions and the terms of the severance benefits generally range from twelve-to twenty-four month’s salary continuation with similar non compete periods.

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

In April 2001, the Company entered into a license agreement with Bally Technologies, Inc. to use and distribute Bally’s games themes and cabinets in the Washington State Class III native American market. In September 2001, Bally extended the license agreement to provide the Company access to Bally’s catalog of game themes for use in Class II bingo games for deployment in certain Class II jurisdictions.  The authorized market was expanded in 2004 to include charitable bingo in Alabama and Native American lottery in California.  The agreement expired in September of 2005.  The Company retains the right to deploy in the authorized markets the licensed games that is has purchased.

Certain of the Company’s license agreements require it to pay royalty fees based on a fixed percentage of the hold per day generated by a player terminal.

16. Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which at times may exceed the federal depository insurance limits. At September 30, 2010, the Company had concentrations of cash in two banks totaling approximately $11.8 million and $9.3 million. The Company has not experienced any losses on such accounts in the past.

Accounts receivable represent short-term credit granted to customers for which collateral is generally not required. As of September 30, 2010 and 2009, approximately 97% and 59%, respectively, of the Company’s accounts receivable were from Native American tribes or their gaming enterprises.

In addition, a large percentage of these tribes have their reservations and gaming operations in the state of Oklahoma.  Despite the industry and geographic concentrations related to the Company’s customers, due to the historical experience of the Company on receivable collections, management considers credit risk to be minimal with respect to accounts receivable. At September 30, 2010 and 2009, the following concentrations existed in the Company’s accounts receivable, as a percentage of total accounts receivable:

	September 30,
	2010	2009
Customer A	34%	33%
Customer B	5%	10%

For the years ended September 30, 2010, 2009 and 2008, the following customers accounted for more than 10% of the Company’s total revenues:

	September 30,
	2010	2009	2008
Customer A	44%	42%	39%
Customer B	7%	7%	10%

Approximately 57%, 62% and 58% of the Company’s total revenues for the years ended September 30, 2010, 2009 and  2008, respectively, were from tribes located in Oklahoma.

While the Company believes that its relationships with all of its customers are good, the loss of any of these customers would have a material and adverse effect upon its financial condition and results of operations and cash flows.

Notes receivable consist of financial instruments issued by customers for the purchase of player terminals and licenses, and amounts generated from reimbursable amounts advanced under development agreements, generally at prevailing interest rates at the time of issuance. All of the Company’s notes receivable are from Native American tribes or their gaming enterprises. At September 30, 2010, one customer represented approximately 92% of the notes receivable.

Our exclusive right, granted to us by WMS Industries, Inc., or WMS, to be the third party provider of WMS products to the Chickasaw Nation expired on  June 30, 2010.  Additionally we have the right to distribute products from Aristocrat Technologies, Inc., or Aristocrat, per an agreement with Aristocrat which is set to expire on December 31, 2010.  As of September 30, 2010, we had 2,363 WMS Class III units in operation at the Chickasaw's properties, and 3,449 units in the aggregate at all our properties. WMS Class III units account for approximately 24.6% and 23.4% of our total revenues for 2010 and 2009, respectively. In addition we had approximately 1,642 Aristocrat units in operation at September 30, 2010. The Aristocrat units account for approximately 8.8% and 9.9% of our total revenues for 2010 and 2009.

17. Related Party Transactions

 During fiscal 2008, the Company paid approximately  $150,000 to a former Chief Executive Officer for consulting services.

18.  Supplemental Consolidated Quarterly Financial Data (Unaudited)

	Quarters Ended
	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
	(In thousands, except per-share amounts)
Total revenues	$26,265	$32,138	$29,076	$30,457
Operating income (loss)	(4,420)	(2,656)	(2,021)	(1,523)
Income (loss) before taxes	(4,627)	(2,818)	(2,252)	(2,067)
Net income (loss)	(4,129)	(5,597)	360	11,995
Diluted earnings (loss) per share	(0.15)	(0.20)	0.01	0.43
Weighted average common shares outstanding, diluted	27,242	27,341	27,962	27,975

	Quarters Ended
	December 31, 2008	March 31, 2009	June 30, 2009	September 30, 2009
	(In thousands, except per-share amounts)
Total revenues	$28,576	$33,870	$32,129	$32,577
Operating income (loss)	(8,399)	(4,548)	(930)	(14,825)
Income (loss) before taxes	(9,171)	(5,214)	(1,448)	(14,947)
Net income (loss)	(5,924)	(3,394)	(1,160)	(34,300)
Diluted earnings (loss) per share	(0.22)	(0.13)	(0.04)	(1.28)
Weighted average common shares outstanding, diluted	26,624	26,643	26,693	27,073

In accordance with ASC Topic 360, the Company (i) recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows; and (ii) measures an impairment loss as the difference between the carrying amount and fair value of the asset.

The Company recorded an income tax benefit of $14.4 million for 2010, in part, upon identifying that certain intangible assets were being depreciated for tax purposes over a longer period than required by IRS guidelines . As a result, the Company elected under certain automatic procedures to make a method change to reduced the lives of the assets from 15 years to the appropriate life (generally 4 to 7 years) for tax purposes. As a result of this method change , the Company recorded a cumulative catch up adjustment for tax depreciation, which resulted in a significant tax loss for the year ended September 30, 2010. Correspondingly, the valuation allowance, previously recorded on deferred tax assets , decreased by approximately $10.3 million, which was primarily related to the depreciation method change as well as results of operations. See Note 12 - Income Taxes. The Company recorded the tax benefits in the periods in which the financial analysis was complete and final determination was made, therefore believes that transactions are recorded in the appropriate quarterly fiscal quarter of 2010.

As of September 30, 2010, management considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. As a result of this analysis, and based on the current year pre-tax loss and a cumulative loss in the prior three fiscal years, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in the U.S. and Mexico will be realized. As a result, the Company maintained a full valuation allowance against all of its remaining deferred tax assets.

During the year ended September 30, 2009, the Company conducted a thorough review of the Company’s business in an effort to determine the proper go-forward strategy for the business.  As part of this analysis, management considered whether the future benefits expected from certain long-lived assets exceeded the assets carrying value; as well as the likelihood of realizing the future benefits associated with the Company’s existing deductible temporary differences and carryforwards.  As a result of this analysis, it was determined that certain assets should be written-off or reserved for as of September 30, 2009.  The charges include a valuation allowance on deferred tax assets of $25.0 million, the write-off of property and equipment included in the Company’s rental pool and obsolete component parts of $5.6 million, the write-off of certain licenses used for game development of $2.0 million and a the reserve for slow-moving component parts of $1.8 million. The Company believes that the charges incurred were appropriate in the respective fiscal quarters in the period ended September 30, 2009 because the facts and circumstances that led to the Company recording these charges included a decision by the Company to more narrowly focus the Company's product offerings to its customers and the final determination of this decision and the analysis to determine the financial impact occurred in the fourth quarter of fiscal 2009. The valuation allowance on deferred tax assets was incurred during the period ended September 30, 2009 as a culmination of the events described above as well as an analysis of the Company's ability to utilize the full extent of its deferred tax assets which occurred during the fourth quarter of fiscal 2009.

19.  Subsequent Events

On December 3, 2010, the Board of Directors has authorized the repurchase of up to $15 million of the Company’s common stock over the next three years. In connection with the repurchase authorization, Multimedia Games has adopted a Rule 10b5-1 plan. The 10b5-1 plan allows the Company to repurchase its shares according to a specified plan and to continue with repurchases even if the Company comes into possession of material non-public information. Deutsche Bank Securities will act as agent for the Company’s stock repurchase program, and as such will have the authority under the terms and limitations specified in the plan to repurchase shares on the Company's behalf. As repurchases under the plan are subject to certain pricing parameters, there is no guarantee as to the exact number of shares that will be repurchased under the plan, or that there will be any repurchases pursuant to the plan. All shares purchased will be held in the Company’s treasury for possible future use. As of September 30, 2010, Multimedia Games had approximately 27.6 million shares of common stock issued and outstanding. As of December 7, 2010, our agent had purchased 59,300 shares on our behalf.

The Company has evaluated subsequent events through the date the consolidated financial statements were issued, and determined that no events, other than those disclosed within the footnotes hereto, have occurred subsequent to September 30, 2010 that warrant additional disclosure or accounting consideration.

MULTIMEDIA GAMES, INC.

Schedule II – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(In thousands)
Year Ended September 30, 2010 (1)	$3,676	$2,914	$5,976	$614
Year Ended September 30, 2009	$1,209	$2,661	$194	$3,676
Year Ended September 30, 2008	$854	$421	$66	$1,209

(1) Additions and deductions include $2.7 million in notes receivable charges related to Alabama charitable bingo market.

Valuation Allowance on Deferred Tax Assets

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(In thousands)
Year Ended September 30, 2010	$25,037	$—	$10,285	$14,752
Year Ended September 30, 2009	$—	$25,037	$—	$25,037
Year Ended September 30, 2008	$—	$—	$—	$—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTIMEDIA GAMES, INC.

Dated:	December 10, 2010	By:	/s/ Adam D. Chibib
Adam D. Chibib Principal Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PATRICK J. RAMSEY	Chief Executive Officer and Director	December 10, 2010
Patrick J. Ramsey	(Principal Executive Officer)

/s/ ADAM D. CHIBIB	Chief Financial Officer	December 10, 2010
Adam D. Chibib	(Principal Financial Officer and Principal Accounting Officer)

/s/ MICHAEL J. MAPLES	Chairman of the Board and Director	December 10, 2010
Michael J. Maples

/s/ STEPHEN J. GREATHOUSE	Vice Chairman of the Board and Director	December 10, 2010
Stephen J. Greathouse

/s/ NEIL E. JENKINS	Director	December 10, 2010
Neil E. Jenkins

/s/ JUSTIN A. ORLANDO	Director	December 10, 2010
Justin A. Orlando

/s/ ROBERT D. REPASS	Director	December 10, 2010
Robert D. Repass

/s/ ANTHONY M. SANFILIPPO	Director	December 10, 2010
Anthony M. Sanfilippo

/s/ TIMOTHY S. STANLEY	Director	December 10, 2010
Timothy S. Stanley

EXHIBIT INDEX

Incorporated by reference herein
EXHIBIT NO.	DESCRIPTION	FORM	DATE
3.1	Amended and Restated Articles of Incorporation	Quarterly Report on Form 10-QSB	May 15, 1997
3.2	Amendment to Articles of Incorporation	Quarterly Report on Form 10-Q	February 17, 2004
3.3	Fourth Amended and Restated Bylaws	Current Report on Form 8-K	September 20, 2010
10.1	Consolidated Equity Incentive Plan	Current Report on Form 8-K	March 26, 2010
10.2	1996 Stock Incentive Plan, as Amended	Registration Statement on Form S-8	December 1, 2000
10.3	2000 Stock Option Plan	Registration Statement on Form S-8	December 1, 2000
10.4	2001 Stock Option Plan	Registration Statement on Form S-8	October 18, 2002
10.5	2002 Stock Option Plan	Quarterly Report on Form 10-Q	May 15, 2003
10.6	2003 Outside Director Stock Option Plan	Form DEF14A	January 6, 2004
10.7	Ad Hoc Option Plan	Registration Statement on Form S-8	October 18, 2002
10.8	2008 Employment Inducement Award Plan	Annual Report on Form 10-K	December 15, 2008
10.9	Form of Indemnification Agreement	Current Report on Form 8-K	June 4, 2008
10.1	Employment Agreement, dated as of June 15, 2008, between the Company and Anthony M. Sanfilippo	Current Report on Form 8-K	June 18, 2008
10.11	Stock Purchase Agreement, dated as of June 15, 2008, between the Company and Anthony M. Sanfilippo	Current Report on Form 8-K	June 18, 2008
10.12	First Amendment to Executive Employment Agreement, dated as of December 31, 2008, by and between the Company and Anthony M. Sanfilippo	Quarterly Report on Form 10-Q	February 9, 2009
10.13	Resignation and Separation Agreement, dated March 14, 2010, with Anthony M. Sanfilippo	Current Report on Form 8-K	March 15, 2010
10.14	Amended and Restated Executive Employment Agreement, dated as of September 19, 2010, by and between the Company and Patrick Ramsey	Current Report on Form 8-K	September 20, 2010
10.15	Second Amendment to Executive Employment Agreement, dated as of March 14, 2010, by and between the Company and Patrick Ramsey	Current Report on Form 8-K	March 15, 2010
10.16	Employment Agreement, dated as of February 10, 2009, between the Company and Adam D. Chibib	Current Report on Form 8-K	February 2, 2009
10.17	Employment Agreement, dated as of August 16, 2008, between the Company and Uri L. Clinton	Annual Report on Form 10-K	December 14, 2009
10.18	First Amendment to Executive Employment Agreement, dated as of December 31, 2008, between the Company and Uri L. Clinton	Quarterly Report on Form 10-Q	February 9, 2009
10.19	Employment Agreement, dated as of January 12, 2009, between the Company and Mick Roemer	Quarterly Report on Form 10-Q	May 8, 2009
10.20	Employment Agreement, dated as of July 28, 2008, between the Company and Virginia E. Shanks	Annual Report on Form 10-K	December 14, 2009
10.21	First Amendment to Executive Employment Agreement, dated as of December 31, 2008, between the Company and Virginia E. Shanks	Quarterly Report on Form 10-Q	February 9, 2009

Incorporated by reference herein
EXHIBIT NO.	DESCRIPTION	FORM	DATE
10.22	Revolving Credit Agreement, dated as of April 27, 2007, by and among MegaBingo, Inc. and MGAM Systems, Inc. and those Banks listed therein with Comerica Bank, as Agent	Current Report on Form 8-K	May 3, 2007
10.23	Letter Agreement, dated as of June 6, 2007, from MegaBingo, Inc. and MGAM Systems, Inc.	Current Report on Form 8-K	June 8, 2007
10.24	Amendment to Credit Agreement, dated as of October 26, 2007, by and among MGAM Systems, Inc., Megabingo, Inc., Comerica Bank, CIT Lending Services Corporation and the Banks party to Credit Agreement	Current Report on Form 8-K	November 1, 2007
10.25	Second Amendment to Credit Agreement, dated as of December 20, 2007, by and among MGAM Systems, Inc., Megabingo, Inc. and Comerica Bank	Current Report on Form 8-K	December 27, 2007
10.26	Third Amendment to Credit Agreement, dated as of July 22, 2009, by and among MGAM Systems, Inc., Megabingo, Inc. and Comerica Bank	Current Report on Form 8-K/A	September 29, 2009
10.27	Fourth Amendment to Credit Agreement, dated April 6, 2010, by and among MGAM Systems, Inc., Megabingo, Inc. and Comerica Bank	Current Report on Form 8-K	April 7, 2010
21.1 **	Subsidiaries of registrant
23.1 **	Consent of BDO USA, LLP
31.1 **	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 **	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Filed herewith.