Form 10-Q
period 2010-12-31
MULTIMEDIA GAMES INC
filed 2011-02-03
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010
OR

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

(515) 334-7500
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

As of February 1, 2011, there were 27,054,345 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
MULTIMEDIA GAMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and September 30, 2010
(In thousands, except shares)
(Unaudited)

	December 31, 2010	September 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26,196	$21,792
Accounts receivable, net of allowance for doubtful accounts of $644 and $614, respectively	12,139	11,119
Inventory	3,759	3,561
Prepaid expenses and other	2,241	2,713
Current portion of notes receivable, net	13,977	13,698
Federal and state income tax receivable	19,731	19,658
Total current assets	78,043	72,541
Property and equipment and leased gaming equipment, net	48,603	48,588
Long-term portion of notes receivable, net	21,632	25,193
Intangible assets, net	29,729	31,510
Value added tax receivable, net of allowance of $888 and $880, respectively	3,747	4,627
Other assets	3,552	3,635
Total assets	$185,306	$186,094
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$750	$750
Accounts payable and accrued expenses	23,170	21,501
Deferred revenue	2,516	3,083
Total current liabilities	26,436	25,334
Long-term debt, less current portion	43,688	43,875
Other long-term liabilities	716	737
Deferred revenue, less current portion	1,920	1,551
Total liabilities	72,760	71,497
Commitments and contingencies
Stockholders’ equity:
Preferred stock: Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 33,666,857 and 33,523,082 shares issued, and 27,369,366 and 27,619,665 shares outstanding, respectively	337	335
Additional paid-in capital	90,660	89,598
Treasury stock, 6,297,491 and 5,903,417 common shares at cost, respectively	(52,158)	(50,128)
Retained earnings	74,058	75,432
Accumulated other comprehensive loss, net	(351)	(640)
Total stockholders’ equity	112,546	114,597
Total liabilities and stockholders’ equity	$185,306	$186,094

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2010 and 2009
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 31,
	2010	2009
REVENUES:
Gaming operations	$21,995	$22,422
Gaming equipment and system sales	6,085	3,250
Other	527	593
Total revenues	28,607	26,265
OPERATING COSTS AND EXPENSES:
Cost of revenues (1)	3,646	2,110
Selling, general and administrative expenses	16,116	15,021
Amortization and depreciation	9,988	13,554
Total operating costs and expenses	29,750	30,685
Operating loss	(1,143)	(4,420)
OTHER INCOME (EXPENSE):
Other Income (expense)	(89)	52
Interest income	793	1,049
Interest expense	(835)	(1,308)
Loss before income taxes	(1,274)	(4,627)
Income tax benefit (expense)	(100)	498
Net loss	$(1,374)	$(4,129)

Basic and diluted loss per common share	$(0.05)	$(0.15)

Shares used in loss per common share:
Basic and diluted	27,649	27,242

________________________________

(1)
Cost of revenues exclude depreciation and amortization of gaming equipment, content license rights and other depreciable assets, which are included separately in the amortization and depreciation line item.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2010 and 2009
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,374)	$(4,129)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization and Depreciation	9,988	13,554
Accretion of contract rights	1,740	1,741
Share-based compensation	489	625
Other non-cash items	41	336
Interest income from imputed interest	(686)	(906)
Changes in operating assets and liabilities	2,697	1,316
NET CASH PROVIDED BY OPERATING ACTIVITIES	12,895	12,537

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(9,264)	(8,310)
Acquisition of intangible assets	(789)	(733)
Repayments under development agreements	3,542	4,136
NET CASH USED IN INVESTING ACTIVITIES	(6,511)	(4,907)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants and related tax benefit	575	218
Principal payments of long term debt	(187)	(187)
Payments on revolving lines of credit	—	(5,000)
Purchase of treasury stock	(2,030)	—
NET CASH USED IN FINANCING ACTIVITIES	(1,642)	(4,969)

EFFECT OF EXCHANGE RATES ON CASH	(338)	(201)
Net increase in cash and cash equivalents	4,404	2,460
Cash and cash equivalents, beginning of period	21,792	12,455
Cash and cash equivalents, end of period	26,196	14,915

SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$750	$1,083
Income tax paid	$17	$—
NON-CASH TRANSACTIONS:
Change in contract rights resulting from imputed interest on development agreement notes receivable	$66	$(187)

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.      SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated financial statements should be read in conjunction with Multimedia Games, Inc. (the “Company,” “we,” “us,” or “our”) consolidated financial statements and footnotes contained within the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

The unaudited condensed consolidated financial statements included herein as of December 31, 2010, and for each of the three month periods ended December 31, 2010 and 2009, have been prepared by the Company pursuant to accounting principles generally accepted in the United States, or U.S. GAAP, and the rules and regulations of the Securities and Exchange Commission, or SEC. They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the period ended December 31, 2010 are not necessarily indicative of the results which will be realized for the year ending September 30, 2011. References to specific U.S. GAAP within this report cite topics within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). We have evaluated all subsequent events through the date that the condensed consolidated financial statements were issued.  The condensed consolidated balance sheet as of September 30, 2010 was derived from the audited consolidated financial statements at that date.

Operations – The Company designs, manufactures and supplies innovative standalone and networked gaming systems.  The Company's standalone player terminals, server-based systems, video lottery terminals, electronic scratch ticket systems, electronic instant lottery systems, back-office systems and bingo systems are used by Native American and commercial casino operators as well as state lottery operators in North America and in certain international markets.  The Company has long been a leading provider of server-based gaming systems known as central determinant and downloadable systems.  These systems are used by the Company's Native American gaming operator customers in both Class II and Class III settings, by the Company's commercial casino customers, by operators of charity and commercial bingo gaming facilities, and by lottery jurisdictions for operation of their video lottery systems.

The Company continues to derive the majority of its gaming revenues from participation, or revenue share, agreements.  Under the Company's participation agreements, the Company places player terminals and systems, along with the Company's proprietary and other licensed game content, at a customer's facility in return for a share of the revenues that these terminals and systems generate.  To a lesser extent, the Company generates revenues from the sale of gaming units and systems though the Company is seeking to expand the use of for-sale revenues as the Company expands into additional gaming jurisdictions and into other segments of the gaming market.  The Company also generates revenues by providing the central determinant system for video lottery terminals installed at racetracks in the State of New York and operated by the New York State Division of the Lottery.  The Company offers content for its gaming systems that has been designed and developed by the Company, as well as game themes the Company has licensed from others. The Company currently operates in one business segment.

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

Reclassification – Reclassifications were made to the prior-period financial statements to conform to the current period presentation.  Specifically, value added tax receivable from the Mexican government was reclassed from other assets (non-current) to a separate line item on the face of the balance sheet.  In addition, the cash flow line item, "transfer of leased gaming equipment to inventory" from previously filed reports was combined with the cash flow line item "acquisitions of property and equipment and leased gaming equipment". These reclassifications did not have an impact on the Company’s previously reported results of operations or earnings (loss) per share amounts.  Additionally, these reclassifications did not impact compliance with any applicable debt covenants in the Company’s credit agreement.

Revenue Recognition – The Company derives revenue from the following sources:

■	Gaming Operations	–	Participation revenue generated from the Company’s Class III products, Native American Class II products, charity bingo and other bingo products, lottery systems and Class III back office systems
■	Gaming equipment and systems sales	–	Direct sales of player terminals, licenses, back office systems and other related equipment
■	Other	–	Maintenance and service arrangements and other

In accordance with the provision of ASC Topic 605, “Revenue Recognition,” the Company recognizes revenue when all of the following have been satisfied:

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

For sales arrangements with multiple deliverables, the Company applies the guidance from ASU No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements.”  ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities; specifically, how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  In addition, the Company applies the guidance from ASU No. 2009-14, “Software(Topic 985), Certain Revenue Arrangements that Include Software Elements,” which affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole and clarifying what guidance should be used in allocating and measuring revenue.

The majority of the Company’s multiple element sales contracts are for some combination of gaming equipment, player terminals, content, system software, license fees and maintenance. ASU No. 2009-13 replaces and significantly changes the existing separation criteria for multiple-deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services to determine a unit of accounting. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet both of the following criteria:

•
The delivered items have value to the customer on a stand-alone basis. The item or items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered item(s) on a stand-alone basis. In the context of a customer's ability to resell the delivered item(s), this criterion does not require the existence of an observable market for the deliverable(s); and

•
If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

ASU No 2009-13 also eliminates the use of the residual method of allocation and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (i.e., the relative selling price method). When applying the relative selling price method, a hierarchy is used for estimating the selling price based first on Vendor-Specific Objective Evidence, or VSOE, then Third-Party Evidence, or TPE, and finally management's Estimate of the Selling Price, or ESP.

ASU No 2009-14 amends the scope of software revenue recognition to exclude all tangible products containing both software and nonsoftware components that function together to deliver the tangible product's essential functionality. As a result, certain tangible products that were previously accounted for under the scope of software revenue recognition guidance (Accounting Standards Codification Subtopic 985-605) will no longer be accounted for as software.

Revenue related to systems arrangements that contain both software and non-software deliverables require allocation of the arrangement fee to the separate deliverables using the relative selling price method. Revenue for software deliverables is recognized under software revenue recognition guidance. Revenue resulting from the sale of non-software deliverables, such as gaming devices and other hardware, are accounted for based on other applicable revenue recognition guidance as the devices are tangible products containing both software and non-software components that function together to deliver the product's essential functionality.

In allocating the arrangement fees to separate deliverables, the Company evaluates whether its has VSOE of selling price, TPE or ESP for gaming devices, maintenance and product support fees and other revenue sources. The Company generally uses ESP to determine the selling price used in the allocation of separate deliverables, as VSOE and TPE are not available. The Company determines the ESP on separate deliverables by estimating a margin typically received on such items and applying that margin to the product cost incurred.

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

Property and Equipment and Leased Gaming Equipment – Property and equipment and leased gaming equipment are stated at cost. The cost of property and equipment and leased gaming equipment is depreciated over their estimated useful lives, generally using the straight-line method for financial reporting, and regulatory acceptable methods for income tax reporting purposes. Player terminals and related components and equipment are included in the Company’s rental pool.  The rental pool can be further delineated as “rental pool – deployed,” which consists of assets deployed at customer sites under participation agreements, and “rental pool – undeployed,” which consists of assets with the Company that are available for customer use. Rental pool – undeployed consists of both new units awaiting deployment to a customer site and previously deployed units currently back with the Company to be refurbished awaiting re-deployment.  Routine maintenance of property and equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated remaining useful life of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in the Company’s results of operations.

Management reviews long-lived asset classes for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. During the three month periods ended December 31, 2010 and 2009, the Company charged operations by recording reserves or writing off $150,000 and $249,000, respectively, of property and equipment and leased gaming equipment.
Development and Placement Fee Agreements - The Company enters into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to placement of the Company's player terminals, and the Company receives a fixed percentage of those player terminals' hold per day over the term of the agreement which is generally for 48 - 83 months. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of the Company's guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the operating profits of the facility to be used to repay some or all of the advances recorded as notes receivable. Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the gaming facility. In the past and in the future, the Company may by mutual agreement and for consideration, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset recovered for that particular development or placement fee agreement, if any, and the remaining net book value of the intangible asset is prospectively amortized on a straight-line method over the remaining estimated useful life.
Other Assets - Other assets consist of restricted cash, long-term pre-paids and refundable deposits. At December 31, 2010 and September 30, 2010, the restricted cash balances were $716,000 and $737,000, respectively, representing the fair value of investments held by the Company's prize fulfillment firm related to outstanding MegaBingo® jackpot prizes.

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

Other Long-Term Liabilities – Other long-term liabilities include investments held at fair value by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities.  These annuities were $716,000 and $737,000 as of December 31, 2010 and September 30, 2010, respectively.

Other Income (Expense) - Other expense was $89,000 for the three months ended December 31, 2010, and other income was $52,000 for the three month ended December 31, 2009. Other expense resulted from losses incurred on foreign currency transactions as a result of the strengthening U.S. dollar.
Research and Development Costs - For the three month periods ended December 31, 2010 and 2009 research and development costs were $3.5 million and $2.8 million, respectively.

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

Segment and Related Information – Although the Company has a number of operating divisions the Company reports as one segment, as these divisions meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting.”  ASC 280-10-50-11, “Aggregation Criteria,” allows for the aggregation of operating segments if the segments have similar economic characteristics and if the segments are similar in each of the following areas:

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

In addition, discrete financial information, such as costs and expenses, operating income, net income and EBITDA (earnings before interest expense, income taxes, depreciation, amortization and accretion of contract rights), are not captured or analyzed by product line or geographic area.  Our Chief Operating Decision Maker analyzes our product performance based on average daily play on a game level basis, which is consistent across all product lines and geographic areas.  This average daily performance data along with customer needs are the key drivers for assessing how the Company allocates resources and assesses operating performance of the Company.

Costs of Computer Software – Software development costs have been accounted for in accordance with ASC Topic 985, “Software.”  Under ASC Topic 985, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized software development costs of approximately $752,000 and $686,000 during the three month periods ended December 31, 2010 and 2009, respectively. Software development costs primarily consist of personnel costs and gaming lab testing fees. The Company began to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, not to exceed five years. Amortization of software development costs is included in amortization and depreciation in the accompanying condensed consolidated statements of operations.

Income Taxes – The Company accounts for income taxes using the asset and liability method and applies the provisions of ASC Topic 740, “Income Taxes.” Under ASC Topic 740, deferred tax liabilities or assets arise from differences between the tax basis of liabilities or assets and their bases for financial reporting, and are subject to tests of recoverability in the case of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets to the extent realization is not judged to be more likely than not.  Additionally, in accordance with ASC Topic 740, we are required to determine whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position in order to record any financial statement benefit. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

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

There were 300,700 option grants issued to employees during the three months ended December 31, 2010 at an average fair value per share price of $3.95. Total pretax share-based compensation for the three month periods ended December 31, 2010 and 2009 were $489,000 and $625,000, respectively.  The Company did not recognize an income tax benefit for stock-based compensation arrangements in the three month periods ended December 31, 2010 and 2009. As of December 31, 2010, $6.0 million of unamortized stock compensation expense, including estimated forfeitures, remained, which will be recognized over the vesting periods of the various option grants.

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

Comprehensive Loss. Comprehensive loss consists of the following:

	Three months ended
	December 31,
	2010	2009
	(in thousands)
Net loss	$(1,374)	$(4,129)
Foreign currency translation adjustment	289	435
Comprehensive loss	$(1,085)	$(3,694)

Recent Accounting Pronouncements Issued.
In April 2010, the FASB issued new accounting guidance related to accruals for casino jackpot liabilities. Specifically, the guidance clarifies that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The new guidance is effective for fiscal years beginning on or after December 15, 2010. The new guidance will be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company expects to adopt the guidance in fiscal year 2012 and is currently in the process of evaluating the impact the guidance will have on its consolidated results of operations, financial position and cash flows.

2.      DEVELOPMENT AND PLACEMENT FEE AGREEMENTS

The Company enters into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to placement of the Company’s player terminals, and the Company receives a fixed percentage of those player terminals’ win per unit over the term of the agreement. The development agreements typically provide for some or all of the advances to be repaid by the customer to the Company. Placement fee and amounts advanced in excess of those to be reimbursed by the customer are allocated to intangible assets and are generally amortized over the life of the contract, which is recorded as a reduction of revenue generated from the gaming facility. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of the Company’s floor space. In the past and in the future, the Company may by mutual agreement and for consideration, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied as a recovery against the intangible asset or property and development for that particular development agreement, if any.

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstances during the three month periods ended December 31, 2010, which would require an impairment charge to the carrying value of intangible assets recorded in connection with development agreements.

The following net amounts related to advances made under development and placement fee agreements and were recorded in the following balance sheet captions:

	December 31, 2010	September 30, 2010
Included in:	(In thousands)
Notes receivable, net	$32,482	$35,404
Intangible assets – contract rights, net of accumulated amortization	$25,219	$26,894

3.      INVENTORY

Inventory consisted of the following (in thousands):

	December 31, 2010	September 30, 2010
Raw materials and component parts, net	$2,339	$2,408
Work in progress	81	632
Finished goods	1,339	521
Total Inventory	$3,759	$3,561

4.      PROPERTY AND EQUIPMENT AND LEASED GAMING EQUIPMENT

The Company’s property and equipment and leased gaming equipment consisted of the following (in thousands):

	December 31, 2010			September 30, 2010
	Cost	Accum. Depr.	Net Book Value	Cost	Accum. Depr.	Net Book Value
Rental pool – deployed	$163,151	$126,850	$36,301	$174,753	$135,125	$39,628
Rental pool – undeployed (1)	71,486	61,454	10,032	68,107	61,474	6,633
Machinery and equipment	14,109	13,033	1,076	14,005	12,900	1,105
Computer software	7,991	7,468	523	7,965	7,394	571
Vehicles	2,421	2,037	384	2,476	2,149	327
Other	4,234	3,947	287	4,332	4,008	324
Total property and equipment and leased gaming equipment	$263,392	$214,789	$48,603	$271,638	$223,050	$48,588
______________________________________

(1)	Gaming equipment and third-party gaming content licenses begin depreciating when they are available for customer use.

In accordance with ASC Topic 360, “Property, Plant, and Equipment,” the Company (i) recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows; and (ii) measures an impairment loss as the difference between the carrying amount and fair value of the asset.

During the three month periods ended December 31, 2010, in the ordinary course of business activities or upon reviewing the nature of the assets, the Company disposed, wrote off or sold $150,000 of third-party gaming content licenses, Native American tribal gaming facilities and portable buildings, vehicles, deployed gaming equipment, or other equipment. In the same period ended December 31, 2009, the Company disposed, wrote off or sold $249,000.

The rental pool includes leased gaming equipment placed under participation arrangements that are either at customer facilities(rental pool – deployed) or warehoused by the Company for future deployment (rental pool – undeployed).

5.      INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following:

	December 31, 2010	September 30, 2010	Estimated Useful Lives
	(In thousands)
Contract rights	$51,843	$51,777	4-7 years
Internally-developed gaming software	32,106	31,355	1-5 years
Patents and trademarks	6,814	6,776	1-5 years
Other	250	250	3-5 years
Total intangible assets	91,013	90,158
Less accumulated amortization	(61,284)	(58,648)
Total intangible assets, net	$29,729	$31,510

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements or placement fees. The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the accompanying condensed consolidated statements of operations.

Internally developed gaming software is accounted for under the provisions of ASC Topic 985 “Software” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally-developed games over a twelve month period, gaming engines over an eighteen month period, gaming systems over a three-year period and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the three month periods ended December 31, 2010 and 2009, amortization expense related to internally-developed gaming software was $778,000 and $550,000, respectively. During the three month periods ended December 31, 2010, the Company had no write-offs related to internally-developed gaming software and patents and trademarks, compared to write-offs of $171,000 in the same periods ended December 31, 2009.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

6.      NOTES RECEIVABLE

The Company’s notes receivable consisted of the following:

	December 31, 2010	September 30, 2010
	(In thousands)
Notes receivable from development agreements	$35,814	$39,356
Less imputed interest discount reclassed to contract rights	(3,331)	(3,952)
Notes receivable from equipment sales and other	3,126	3,487
Notes receivable, net	35,609	38,891
Less current portion	(13,977)	(13,698)
Notes receivable – non-current	$21,632	$25,193

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.

Notes receivable from equipment sales consisted of financial instruments issued by customers for the purchase of player terminals and licenses, and bore interest at 5.25% as of December 31, 2010. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the note receivable outstanding.

7.  VALUE ADDED TAX RECEIVABLE

The value added tax (VAT) receivable is a receivable from the Mexican taxing authority primarily related to a value added tax levied on product shipments originating outside of Mexico.  At December 31, 2010 and September 30, 2010, the Company’s VAT receivable was $3.7 million and $4.6 million, respectively.  The majority of the VAT receivable relates to shipments that occurred from 2006 through 2008.

The Company has received rulings from the Mexican taxing authority for 2006 and 2007 indicating that the Mexican taxing authority has challenged the registration of certain of the Company's transactions that have generated VAT receivable of approximately $600,000, all of which has been fully reserved.  Although the Company has fully reserved this amount, it has formally contested these rulings, and the Company believes that it has the necessary documentation to support the portion that has been challenged. However, the final resolution of the contested balances remains uncertain and may adversely affect the carrying value of the receivable and may have an adverse affect on our foreign income tax expense.

8.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 2010 and September 30, 2010, the Company’s accounts payable and accrued expenses consisted of the following:

	December 31, 2010	September 30, 2010
	(In thousands)
Trade accounts payable	$11,151	$8,157
Accued expenses	5,506	5,957
Accrued bonus and salaries	3,344	4,500
Other	3,169	2,887
Accounts payable and accrued expenses	$23,170	$21,501

9.      CREDIT AGREEMENT, LONG-TERM DEBT AND CAPITAL LEASES

The Company’s Credit Agreement, long-term debt and capital leases consisted of the following:

	December 31, 2010	September 30, 2010
	(In thousands)
Term loan facility	$44,438	$44,625
Less current portion	(750)	(750)
Total indebtedness under Credit Agreement	$43,688	$43,875

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

On April 6, 2010, the Company entered into a fourth amendment to the Credit Agreement which (i) removed the requirement to maintain a minimum consolidated EBITDA (earnings before net interest expense, taxes, depreciation and amortization and accretion of contract rights); (ii) amended the consolidated total leverage ratio to a ratio of not greater than 1.50 to 1.00; (iii) reduced the total borrowing capacity of the Credit Agreement by reducing the revolving commitment of the credit facility from $65 million to $45 million and the term loan from $60 million to $45 million; and (iv) amended the definition of Consolidated EBITDA to include any extraordinary, unusual or non-cash non-recurring expenses or losses (including, whether or not otherwise includable as a separate item in the Consolidated Statement of Operations for such period, losses on sales of assets outside the ordinary course of business) of up to $10 million, commencing June 30, 2010.  As a result of this amended definition of Consolidated EBITDA in the fourth amendment, commencing June 30, 2010, the Company modified its calculation of Adjusted EBITDA.  Adjusted EBITDA is presented and reconciled to EBITDA and Net Income/Loss and Adjusted EBITDA continues to be the basis for which compliance with a number of covenants will be determined, including certain ratios. Commencing June 30, 2010, the calculation of Adjusted EBITDA is as follows:

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

The Company accounts for amendments or changes to its Credit Agreement in accordance with ASC 470-50-40-21, “Modifications and exchanges of line of credit or revolving debt arrangements.”  Based on the requirements of ASC 470-50-40-21, the Company wrote off $381,000 during 2010 related to unamortized deferred costs of the original Credit Agreement and subsequent amendments.  The remaining deferred costs of approximately $881,000 will be amortized over the remaining term of the Credit Agreement.

The Credit Agreement is collateralized by substantially all of the Company’s assets, and also contains financial covenants as defined in the agreement. As of December 31, 2010, the Company is in compliance with the loan covenants. The Credit Agreement requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in its businesses).

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

On December 31, 2010, the $44.4 million on the term loan bore interest at 6.5%.  The Company has approximately $45.0 million available under the Credit Agreement, subject to covenant restrictions.

10.    LOSS PER COMMON SHARE

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

	Three months ended December 31,
	2010	2009
Net loss available to common shareholders (in thousands)	$(1,374)	$(4,129)
Weighted average common shares outstanding	27,649,184	27,242,412
Effect of dilutive securities:
Options	—	—
Weighted average common and potential shares outstanding	27,649,184	27,242,412
Basic loss per share	$(0.05)	$(0.15)
Diluted loss per share	$(0.05)	$(0.15)

The Company had the following options to purchase shares of common stock that were not included in the weighted average common and potential shares outstanding in the computation of dilutive earnings per share, due to the antidilutive effects of having a net loss:

	Three months ended December 31,
	2010	2009
Common Stock Options	6,386,979	6,837,149
Range of exercise price	$1.61 - $18.71	$1.00 - $18.71

In the three month period ended December 31, 2010, options to purchase approximately 4.8 million shares of common stock, with exercise prices ranging from $3.50 to $18.71 per share respectively, were not included in the computation of dilutive loss per share, due to their antidilutive effect. In addition, for the three month period ended December 31, 2010 approximately 1.6 million equivalent shares were not included, due to the loss generated in the period.

11.    Common Stock Repurchase Program

On December 3, 2010, we announced that our Board of Directors had authorized the repurchase of $15.0 million of our common stock over the next three year period. During the three month period ended December 31, 2010, we purchased 394,074 shares of our common stock for approximately $2.0 million at an average cost of $5.13 per share, exclusive of broker fees. At December 31, 2010 we had approximately $13.0 million remaining of our repurchase authorization. The authorization is subject to a 10b5-1 plan, in which purchases may be made from time to time in the open market, subject to certain pricing parameters.

12.      COMMITMENTS AND CONTINGENCIES

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

International Gamco. On December 22, 2010, the Company entered into a settlement agreement with International Gamco, Inc., or Gamco, to resolve all claims arising from the May 25, 2004 lawsuit filed by Gamco against the Company in the U.S. District Court for the Southern District of California, alleging that the Company’s central determinant system, as operated by the New York State Lottery, infringed U.S. Patent No. 5,324,035. The settlement agreement was reached while the parties were engaged in mediation and the Company did not admit any wrongdoing as a result of this settlement agreement.

Alabama Litigation. The Company, along with other major manufacturers, is involved in five lawsuits, as further described below.  Four of the lawsuits are pending in federal court and were filed on behalf of patrons of either White Hall Entertainment Center in Lowndes County, Alabama or VictoryLand in Shorter, Alabama, and include several claims related to the alleged illegality of electronic bingo in Alabama.  The Company has filed motions to dismiss the complaints for, among other things, failure to state a claim upon which relief could be granted. The fifth lawsuit is a civil forfeiture action brought by the State of Alabama that arose out of the seizure of equipment at White Hall Entertainment Center in Lowndes County, Alabama. The Company intervened in the forfeiture action, because it has an interest in certain seized property. The Company anticipates it will be served shortly in a sixth lawsuit.

Ethel Adell, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on February 16, 2010 in the United States District Court for the Middle District of Alabama Eastern Division, on behalf of over 800 plaintiffs against the Company, Macon County Greyhound Park, Inc. (VictoryLand), as a corporation, International Gaming Technologies, Cadillac Jack, Inc., Colossus, Inc., Rocket Gaming Systems, LLC, Nova Gaming, LLC, and Bally Gaming, Inc.  The plaintiffs, who were patrons of VictoryLand, are seeking actual damages, compensatory damages, treble damages and/or punitive damages based on Ala. Code, Sec 8-1-150(A), the Alabama Deceptive Trade Practices Act, and the Racketeer Influenced and Corruption Organizations Act 18 U.S.C. sec 1961(1). On April 28, 2010, the Company filed a motion to dismiss the entire complaint pursuant to Rules 12(b)(2), (5) and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against the Company upon which relief could be granted.  All briefing on the motion has been completed.  The court is expected to rule on the motion in the near future. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

Walter Bussey, et al., v. Macon County Greyhound Park, Inc., et al., a civil action,was filed on March 8, 2010 in the United States District Court for the Middle District of Alabama Eastern Division against the Company, Macon County Greyhound Park, Inc. (VictoryLand), as a corporation, International Gaming Technologies, Cadillac Jack, Inc., Colossus, Inc., Rocket Gaming Systems, LLC, Nova Gaming, LLC, and Bally Gaming, Inc.  The plaintiffs, who were patrons of VictoryLand, originally sought actual damages, compensatory damages, treble damages and/or punitive damages based on both Ala. Code, Sec 8-1-150(A), and the Racketeer Influenced and Corruption Organizations Act (“RICO”), 18 U.S.C. sec 1961(1) and claim, in part, that the defendants conspired to promote gambling and/or to advance or profit from gambling activity in violation of Ala. Code Sec. 13 A-12-23 and have requested that the court certify the action as a Class Action as required under the Federal Rules of Civil Procedure. On April 28, 2010, the Company filed a motion to dismiss the entire complaint pursuant to Rules 12(b)(2), (5) and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against the Company upon which relief could be granted.  After the Company filed its motion to dismiss, Plaintiffs voluntarily dismissed their RICO claim, leaving only a claim for recovery of gambling losses under Ala. Code Sec. 8-1-150(A).  All briefing on the Company's motion has been completed.  The court is expected to rule on the motion in the near future. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

Ozetta Hardy v. Whitehall Gaming Center, LLC, et al., a civil action, was filed against Whitehall Gaming Center, LLC (an entity that does not exist), Cornerstone Community Outreach, Inc., and Freedom Trail Ventures, Ltd., in the Circuit Court of Lowndes County, Alabama.  On June 3, 2010, Plaintiffs filed an amended complaint adding the Company, International Gaming Technologies, Bally, Inc., Eclipse Gaming Systems, LLC, Video Gaming Technologies, Inc., Cadillac Jack, Inc., and AGS, LLC.  The plaintiffs, who were patrons of White Hall, seek recovery of gambling losses based on Ala. Code, Sec 8-1-150(A) and have requested that the court certify the action as a Class Action as required under the Federal Rules of Civil Procedure. On July 2, 2010, the defendants removed the case to the United States District Court for the Middle District of Alabama Northern Division.  On July 9, 2010, the Company filed a motion to dismiss the complaint pursuant to Rules 12(b)(2), (5) and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against the Company upon which relief could be granted.  Plaintiffs had until August 13, 2010, to respond to the motion. On September 7, 2010, the court, without opinion, denied the Company's (and other manufacturers') motion to dismiss. The court has entered a scheduling order that bifurcates the case to allow for resolution of class certification issues before consideration of the merits. The parties are engaged in discovery on class certification issues. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

Ozetta Hardy (II), a civil action, was filed on October 27, 2010, in the United States District Court for the Middle District of Alabama against the Company and other manufacturers of bingo equipment, including International Gaming Technologies, Bally Gaming, Inc., Eclipse Gaming Systems, LLC, Video Gaming Technologies, Inc., Cadillac Jack, Inc., AGS, LLC, Nova Gaming, LLC, Gateway Gaming, LLC, WMS Gaming, Inc., Rocket Gaming Systems, LLC, and Konami Gaming, Inc. The plaintiffs, who were patrons of any one of three bingo facilities in Alabama operated by the Poarch Band of Creek Indians, seek recovery of gambling losses based on Ala. Code, Sec 8-1-150(A) and have requested that the court certify the action as a Class Action as required under the Federal Rules of Civil Procedure. The Company filed a motion to dismiss on December 14, 2010, on the grounds that, among other things, the Poarch Band of Creek Indians is a necessary and indispensible party to the case. Plaintiffs have filed a response, but the court has not ruled on the Company's motion. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

State of Alabama v. Chad Dickie, et al., a civil forfeiture action, was filed by the State of Alabama against certain property seized in connection with the March 19, 2009 raid of White Hall Entertainment Center in Lowndes County, including certain of the Company's property as well as other manufacturers. The case was filed in the Circuit Court of Lowndes County on April 21, 2009. On October 15, 2010, the Company, along with other manufacturers, filed a motion to intervene in the action in order to defend against contentions that its property was used in the operation of illegal gambling activity. On October 21, 2010, the court entered an order granting the Company's motion to intervene. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

Lafayette Adams, et al. v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on October 6, 2010, in the Circuit Court of Macon County, Alabama, on behalf of hundreds of plaintiffs against Macon County Greyhound Park, Inc. d/b/a VictoryLand. On January 25, 2011, Plaintiffs filed an amended complaint adding the Company, International Gaming Technologies, Cadillac Jack, Inc., Nova Gaming, LLC, and Bally Gaming, Inc.  The plaintiffs, who were patrons of VictoryLand, seek recovery of gambling losses based on Ala. Code, Sec 8-1-150(A). The Company anticipates it will be served shortly and will file a response to the lawsuit in accordance with normal civil procedure. The Company will vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.
Alabama Regulatory Environment. On March 19, 2009, the Governor's Task Force on Illegal Gambling seized from the White Hall Entertainment Center in Lowndes County, Alabama, server-based bingo gaming systems, computers, servers, and cash.  Included with the equipment seized were approximately 34 of the Company's machines and certain of its charity bingo equipment located in Alabama.  The Governor's Task Force on Illegal Gambling was in possession of the machines and equipment as of December 31, 2010. The Company maintains these machines and equipment as assets on its balance sheet as it, along with its customer, has been and will continue to pursue the retrieval of the equipment and return the equipment to use in another appropriate jurisdiction. The net book value of these machines was immaterial as of December 31, 2010, and therefore no impairment was applied.

On November 13, 2009, the Supreme Court of Alabama, in a 6-3 decision, reversed and remanded a trial court's preliminary injunction in favor of a charity operating bingo in the Town of White Hall, Lowndes County, Alabama.  In that decision, referred to herein as the White Hall decision, the Supreme Court of Alabama established a definition of “bingo” that included a set of standards that apply to the operation of charity bingo in Alabama.  At that time, the Company modified its games and believes that the modified games comply with the standards established by the White Hall decision.  The Governor's Task Force on Illegal Gambling has also filed a forfeiture action against all of the equipment seized at White Hall.  The forfeiture action remains pending in the trial court.  The Company intervened in the forfeiture action on October 21, 2010, to assert and defend its rights with respect to its seized property.

Given the legal uncertainty of charity bingo operations in the State of Alabama, many charitable bingo properties have voluntarily ceased operations. All of the charitable bingo facilities have been voluntarily closed by the Company's Alabama customers, and if these facilities continue to remain closed and if the Company cannot find appropriate alternate jurisdictions to place its equipment, additional write-down of assets currently dedicated to the Alabama market may need to be taken and may adversely impact the Company's financial position and results of operations. As of December 31, 2010, the Company had no units in operation at charity bingo facilities in Alabama compared to the 2,449 units the Company had installed and in operation as of December 31, 2009.

Management intends to continually monitor the situation in Alabama, including the changing political environment in the State, which recently included the election of a new Governor and new Attorney General, in order to determine if further evidence exists that would warrant an interim impairment analysis. While the new Attorney General and new Governor reasserted the position held by the former Governor that electronic charitable bingo machines are illegal and subject to seizures, the Company continues to believe that it has the contractual right to retrieve and redeploy all charitable bingo machines located in Alabama if the facility closures become permanent and thus has concluded that an extensive impairment analysis is not warranted at this time. As of December 31, 2010, the net book value of charitable bingo machines held by the Company in Alabama totaled $3.7 million.

13.      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued, and determined that no events, other than those disclosed within the footnotes hereto, have occurred subsequent to December 31, 2010 that warrant additional disclosure or accounting considerations.

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

Overview

Multimedia Games, Inc. and its subsidiaries (the Company) designs, manufactures and supplies innovative standalone and networked gaming systems.  The Company's standalone player terminals, server-based systems, video lottery terminals, electronic scratch ticket systems, electronic instant lottery systems, back-office systems and bingo systems are used by Native American and commercial casino operators as well as state lottery operators in North America and in certain international markets.  The Company has long been a provider of server-based gaming systems known as central determinant and downloadable systems.  These systems are used by the Company's Native American gaming operator customers in both Class II and Class III settings, by the Company's commercial casino customers, by operators of charity and commercial bingo gaming facilities, and by lottery jurisdictions for operation of their video lottery systems.

The Company continues to derive the majority of its gaming revenues from participation, or revenue share, agreements.  Under the Company's participation agreements, the Company places player terminals and systems, along with the Company's proprietary and other licensed game content, at a customer's facility in return for a share of the revenues that these terminals and systems generate.  To a lesser extent, the Company generates revenues from the sale of gaming units and systems though the Company is seeking to expand the use of for-sale revenues as the Company expands into additional gaming jurisdictions and into other segments of the gaming market.  The Company also generates revenues by providing the central determinant system for video lottery terminals installed at racetracks in the State of New York and operated by the New York State Division of the Lottery.  The Company offers content for its gaming systems that has been designed and developed by the Company, as well as game themes the Company has licensed from others. The Company currently operates in one business segment.

RESULTS OF OPERATIONS

Three Month Periods Ended December 31, 2010 Compared to Three Month Periods Ended December 31, 2009

Below are our revenues and costs and expenses for the periods noted above.  This information should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.  (in thousands)

	Three month periods ended
	December 31,
	2010	2009	% change
Revenue
Gaming Operations
Participation revenue	$19,978	$20,717	(3.6)%
Lottery	2017	1,705	18.3%
Gaming Equipment and Systems Sales
Player terminal and equipment sales	4,529	2,565	76.6%
Systems and Licensing	1,556	685	127.2%
Other Revenue	527	593	(11.1)%
Total Revenue	28,607	26,265	8.9%
Costs and Expenses
Cost of revenues	3,646	2,110	72.8%
Selling, general and administrative	16,116	15,021	7.3%
Depreciation and amortization	9,988	13,554	(26.3)%
Other expense, net	(131)	(207)	36.70%

	December 31,
	2010	2009	% change
End-of-period installed player terminal base:
Oklahoma	7,368	6,927	6.4%
Mexico	4,451	5,403	(17.6)%
Alabama(1)	116	2,509	(95.4)%
Other	1,188	1,229	(3.3)%
Total participation units	13,123	16,068	(18.3)%

(1) See Note 12 of the Notes to Condensed Consolidated Financial Statements. Due to regulatory uncertainty in the State of Alabama, all of the charitable bingo facilities have been voluntarily closed by our Alabama customers, and if these facilities continue to remain closed and if we cannot find appropriate alternate jurisdictions to place our equipment, additional write-down of assets currently dedicated to the Alabama market may need to be taken and may adversely impact our financial position and results of operations.

Three Months Ended December 31, 2010, Compared to Three Months Ended December 31, 2009

Total revenues for the three months ended December 31, 2010, were $28.6 million, compared to $26.3 million for the three months ended December 31, 2009, a $2.3 million or 8.9% increase.

Gaming Operations – Participation revenue

•	Oklahoma gaming revenues were $14.6 million in the three months ended December 31, 2010, compared to $14.0 million in the three months ended December 31, 2009, an increase of $577,000, or 4.1%. Oklahoma’s end of period unit count as of December 31, 2010 was 7,368 compared to 6,927 as of December 31, 2009, a 441 unit or 6.4% increase.

•
Revenues from the Mexico bingo market were $1.9 million in the three months ended December 31, 2010 and $2.1 million during the same period of 2009 a decrease of $153,000 or 7.4%. As of December 31, 2010, we had installed 4,451 player terminals at 28 bingo parlors in Mexico compared to 5,403 terminals installed at 27 bingo parlors at December 31, 2009. The reduction in the number of units relates to our strategic initiative to reduce our overall footprint in the facilities of our largest customer in Mexico and the beginning of a transition in the Mexico market from a Class II product to a Class III product.

•
Alabama gaming revenues decreased $1.7 million, or 82.7%, to $346,000 for the three months ended December 31, 2010, compared to $2.0 million for the three months ended 2009. The decrease in revenue relates to the Company no longer having charitable bingo units in operation in Alabama due to the voluntary closure of all of the charitable bingo facilities by our Alabama customers. Current revenue for Alabama relates to Native American customers within the state. See Note 12 of the Notes to Condensed Consolidated Financial Statements.

•
Other gaming operations revenue relates to participation revenue from other states, including Washington, Wisconsin, Texas, New York, Minnesota, California, Kansas and Rhode Island.  Gaming revenue from these states combined was $3.2 million in the three months ended December 31, 2010 compared to $2.7 million during the same period of 2009, a $491,000 or 18.5%, increase.  The end of period participation unit count for these states decreased to 1,188 as of December 31, 2010 from 1,229 as of December 31, 2009.  The increase in gaming operation revenue was primarily the result of the $282,000, or 30.2% increase in back office fees. Back office fees increased due to the sale of player terminals in fiscal 2010 and 2011.

Gaming Operations – Lottery

•
Revenues from the New York Lottery system increased $312,000, or 18.3%, to $2.0 million in the three months ended December 31, 2010, from $1.7 million in the three months ended December 31, 2009. Currently, eight of the nine planned racetrack casinos are operating, with approximately 12,500 total terminals.  The increase is attributable to increased activity within the New York Lottery system from table games and 24 hour gaming.

Gaming Equipment and System Sales –Player Terminal and Equipment Sales

•
Player terminal and equipment sales were $4.5 million for the three months ended December 31, 2010, and $2.6 million for the three months ended December 31, 2009, an increase of $1.9 million or 75.5%. Player terminal sales for the three months ended December 31, 2010 were $3.1 million on the sale of 201 proprietary units, compared to sales of $1.7 million on the sale of 132 proprietary units for the three month period ended December 31, 2009.  Gaming equipment sales were $1.1 million for the three month period ended December 31, 2010 compared to $311,000 in the December 31, 2009 period.  Generally, gaming equipment sales include ancillary equipment necessary for the full functionality of the player terminals in a casino.  Player terminal and equipment sales also include $288,000 and $553,000 related to deferred revenue recognized during the three month periods ended December 31, 2010 and 2009, respectively, due to contract amendments or final execution of deliverables. The Company expects to generate higher annual unit sales in fiscal 2011 compared to fiscal 2010.

Gaming Equipment and System Sales – Systems and Licensing

•
Systems and licensing sales revenue was $1.6 million for the three months ended December 31, 2010, and $685,000 for the three months ended December 31, 2009. Systems and licensing revenue for the three months ended December 31, 2010 relates to $1.3 million of systems and game themes sold in prior periods being amortized to revenue from deferred revenue over the contract period and $287,000 of licenses associated with the player terminal sales during the period.  Systems and licensing revenue for the three months ended December 31, 2009 relates to (i) $326,000 of licenses associated with the player terminal sales during the period; (ii) $183,000 of systems and game themes sold in prior periods being recognized from deferred revenue during the period; and (iii) $176,000 of license revenue from game conversions.

Cost of Revenues

•
Total cost of revenues, which includes cost of gaming equipment and system sales and royalty fees, increased $1.5 million, or 72.8%, to $3.6 million in the three months ended December 31, 2010, from $2.1 million in the three months ended December 31, 2009. Costs of sales related to player terminal sales were $1.4 million and $1.1 million for the three months periods ended December 31, 2010 and 2009, respectively. Other cost of revenue and royalty fees were $397,000 and $459,000 for the same periods.  Cost of sales for the three months ended December 31, 2010 also includes $1.3 million of costs of prior period shipments being amortized from deferred revenue over the contract period, and $543,000 related to the sale of gaming equipment during the period.  Cost of sales for the three months ended December 31, 2009 also includes $329,000 of costs of prior period shipments being amortized from deferred revenue over the contract period, and $226,000 related to the sale of gaming equipment during the period.

Selling, General and Administrative Expenses

•
Selling, general and administrative expenses, or SG&A, increased approximately $1.1 million, or 7.3%, to $16.1 million for the three months ended December 31, 2010, from $15.0 million in the same period of 2009. This increase was primarily a result of an increase in annual incentive expense related to the final payment for the senior management retention plan implemented in March of 2010 of $705,000, and an increase of $606,000 of salaries, wages and employee benefits. These increases were partially offset by a decrease in legal fees of $234,000.

Depreciation and Amortization

•
Depreciation expense decreased $3.7 million, or 28.8%, to $9.1 million for the three months ended December 31, 2010 from $12.8 million for the three month period ended December 31, 2009, primarily as a result of a reduction in capital expenditures and assets becoming fully depreciated. Amortization expense increased $115,000, or 14.8%, to $896,000 for the three months ended December 31, 2010, compared to $781,000 for the same period of 2009.

Other Income and Expense

•
Interest income decreased $256,000, or 24.4%, to $793,000 for the three months ended December 31, 2010, from $1.0 million in the same period of 2009 due to reduced outstanding note receivable balances. For the three months ended December 31, 2010, we recorded imputed interest of $686,000 relating to development agreements with an imputed interest rate range of 5.25% to 9.0%, compared to $906,000 for the same period in 2009.

•
Interest expense decreased $473,000, or 36.2%, to $835,000 for the three months ended December 31, 2010, from $1.3 million in the same period of 2009 due to a reduction in the outstanding debt balance.

Income Taxes

•
Income taxes increased by $598,000 to  income tax expense of $100,000 for the three months ended December 31, 2010, from an income tax benefit of $498,000 in the same period of 2009. These figures represent effective income tax rates of 7.8% and (10.8)% for the three months ended December 31, 2010 and 2009, respectively. As of December 31, 2010, the Company has fully reserved for all of its deferred tax assets as management has determined that it is more likely than not that the Company will not be able to realize the benefit of those assets in the foreseeable future.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our consolidated financial statements in conformity with U.S. GAAP . As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. There can be no assurance that actual results will not differ from those estimates. We believe the following represent our most critical accounting policies.

Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made (Critical Assumption #1), and

•	Changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operation or financial condition (Critical Assumption #2).

Revenue Recognition. As further discussed in the discussion of our Revenue Recognition policy in Note 1 of our condensed consolidated financial statements, revenue from sales arrangements with multiple deliverables, is applied using the guidance from ASU No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements.”  ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities; specifically, how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  In addition, the Company applies the guidance from ASU No. 2009-14, “Software(Topic 985), Certain Revenue Arrangements that Include Software Elements,” which affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole and clarifying what guidance should be used in allocating and measuring revenue.

The majority of the Company’s multiple element sales contracts are for some combination of gaming equipment, player terminals, content, system software, license fees and maintenance. ASU No. 2009-13 replaces and significantly changes the existing separation criteria for multiple-deliverable revenue arrangements by eliminating the criterion for objective and reliable evidence of fair value for the undelivered products or services to determine a unit of accounting. Instead, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet both of the following criteria:

•
The delivered items have value to the customer on a stand-alone basis. The item or items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered item(s) on a stand-alone basis. In the context of a customer's ability to resell the delivered item(s), this criterion does not require the existence of an observable market for the deliverable(s); and

•
If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

ASU No 2009-13 also eliminates the use of the residual method of allocation and requires, instead, that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (i.e., the relative selling price method). When applying the relative selling price method, a hierarchy is used for estimating the selling price based first on Vendor-Specific Objective Evidence (“VSOE”), then Third-Party Evidence (“TPE”) and finally management's Estimate of the Selling Price (“ESP”).

ASU No 2009-14 amends the scope of software revenue recognition to exclude all tangible products containing both software and nonsoftware components that function together to deliver the tangible product's essential functionality. As a result, certain tangible products that were previously accounted for under the scope of software revenue recognition guidance (Accounting Standards Codification Subtopic 985-605) will no longer be accounted for as software.

Revenue related to systems arrangements that contain both software and non-software deliverables require allocation of the arrangement fee to the separate deliverables using the relative selling price method. Revenue for software deliverables is recognized under software revenue recognition guidance. Revenue resulting from the sale of non-software deliverables, such as gaming devices and other hardware, are accounted for based on other applicable revenue recognition guidance as the devices are tangible products containing both software and non-software components that function together to deliver the product's essential functionality.

In allocating the arrangement fees to separate deliverables, the Company evaluates whether its has VSOE of selling price, TPE or ESP for gaming devices, maintenance and product support fees and other revenue sources. The Company generally uses

ESP to determine the selling price used in the allocation of separate deliverables, as VSOE and TPE are not available. The Company determines the ESP on separate deliverables by estimating a margin typically received on such items and applying that margin to the product cost incurred.

Assumptions/Approach Used: The determination estimated selling prices is a subjective measure, where we have made determinations about our ability to price certain aspects of transactions.

Effect if Different Assumptions Used: When we have determined that an estimated selling price can be determined for all elements of an arrangement, then the estimated selling prices are allocated to all elements of the arrangement, including the value of products and services delivered or performed, as well as all hardware and software that is undelivered. The allocated value of all of the delivered elements are recognized as revenue, while the allocated value of all undelivered elements is deferred until such items are delivered.

Share-Based Compensation Expense. We recognize compensation expense for all share-based payments granted after October 1, 2005 and prior to but not yet vested as of October 1, 2005, in accordance with ASC Topic 718, “Compensation-Stock Compensation” and ASC Subtopic 505-50, “Equity-Based Payments to Non-Employees.” Under the fair value recognition provisions of ASC Topic 718 and Subtopic 505-50, we recognize share-based compensation net of an estimated forfeiture rate, and only recognize compensation cost for those shares expected to vest on a straight-line basis over the service period of the award.

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

Property and Equipment and Leased Gaming Equipment. Property and equipment and leased gaming equipment is stated at cost. The cost of property and equipment and leased gaming equipment is depreciated over their estimated useful lives, generally using the straight-line method for financial reporting, and regulatory acceptable methods for tax reporting purposes. Player terminals and related components and equipment are included in the Company’s rental pool.  The rental pool can be further delineated as “rental pool – deployed,” which consists of assets deployed at customer sites under participation agreements, and “rental pool – undeployed,” which consists of assets with the Company that are available for customer use. Rental pool – undeployed consists of both new units awaiting deployment to a customer site and previously deployed units currently back with the Company to be refurbished awaiting re-deployment. Routine maintenance of property and equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated useful life (Critical Assumption #1) of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in our results of operations.

Management reviews long-lived asset classes for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For impairment analysis purposes, the Company’s rental pool is viewed as a fungible pool of assets; including assets in both rental pool-deployed and rental pool-undeployed.  In order to determine whether these assets are impaired, the net book value of the rental pool is compared to an estimate of future net cash flows from all existing facilities. The primary assumption used in determining future cash flows is our estimate of future revenue.  In addition, the Company analyzes the composition of its rental pool to determine the future use of older models and related components for those models.  The impairment analysis for the fiscal year ended September 30, 2010 indicated that we had substantial cash flows to fully recover the carrying value of the entire rental pool.  As of December 31, 2010 and September 30, 2010, the balance sheet consisted of $46.3 million of rental pool assets. (Critical Assumption #2)

Assumptions/Approach used for Critical Assumption #1: The carrying value of the asset is determined based upon management’s assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight line basis, where the useful life of items in the rental pool has been determined by management to be three years.

Effect if different assumptions used for Critical Assumption #1: While we believe that the useful lives that have been determined for our fixed assets are reasonable, different assumptions could materially affect the carrying value of the assets, as well as the depreciation expense recorded in each respective period related to those assets. During the three month period ended December 31, 2010, a significant portion of the $10.0 million of depreciation and amortization expense related to assets in the rental pool. If the depreciable life of assets in our rental pool were changed from three years to another period of time, we could incur a materially different amount of depreciation expense during the period.

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

Development and Placement Fee Agreements. We enter into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to exclusive placement of our player terminals, and we receive a fixed percentage of those player terminals’ win per day over the term of the agreement. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of our guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The development agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the hold to be used to repay some or all of the advances recorded as notes receivable. Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the life of the contract, using the straight-line method of amortization (Critical Assumption #1), which is recorded as a reduction of revenue generated from the gaming facility. In the past and in the future, we may by mutual agreement and for consideration, amend these contracts to reduce our floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset for that particular development agreement, if any.

Management reviews intangible assets related to development and placement fee agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Critical Assumption #2). For the three month period ended December 31, 2010, there was no impairment to the assets’ carrying values.

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

Assumptions/Approach used for Critical Assumption #2: We estimate cash flows directly associated with the used of the intangible assets to test recoverability and remaining useful lives based upon the forecasted utilization of the asset and expected product revenues. In developing estimated cash flows, we incorporate assumptions regarding future performance, including estimations of win per day and estimated units. When the carrying amount exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the asset, we then compare the carrying amount to its current fair value. We recognize an impairment loss if the carrying amount is not recoverable and exceeds its fair value.

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

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts related to our accounts receivable and notes receivable that have been deemed to have a high risk of uncollectibility. Management reviews our accounts receivable and notes receivable on a monthly basis to determine if any receivables will potentially be uncollectible. Management analyzes historical collection trends and changes in our customer payment patterns, customer concentration, and creditworthiness when evaluating the adequacy of our allowance for doubtful accounts. In our overall allowance for doubtful accounts, we include any receivable balances where uncertainty exists as to whether the account balance has become uncollectible. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs may vary from the recorded allowance.

Income Taxes.  In accordance with ASC Topic 740, “Income Taxes”, we have recorded deferred tax assets and liabilities to account for the expected future tax benefits and consequences of events that have been recognized in our financial statements and our tax returns. There are several items that result in deferred tax asset and liability impact to the balance sheet. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, it is reduced by a valuation allowance to remove the benefit of recovering those deferred tax assets from our financial statements. Additionally, in accordance with ASC Topic 740, as of December 31, 2010, we have recorded a liability of $320,000 associated with uncertain tax positions. ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We are required to determine whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position in order to record any financial statement benefit. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Assumptions/Approach Used: Numerous judgments and assumptions are inherent in the determination of future taxable income and tax return filing positions that we take, including factors such as future operating conditions. As of December 31, 2010, management considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. As a result of this analysis, and based on the current year loss and a cumulative loss in the prior three fiscal years, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in the U.S. and Mexico will be realized. As a result, the Company maintains a valuation allowance against all of its deferred tax assets.

Effect if Different Assumptions Used: Management, along with consultation from an independent public accounting firm used in tax consultation, continually evaluate complicated tax law requirements and their effect on our current and future tax liability and our tax filing positions. The ultimate utilization of our gross deferred tax assets, primarily associated with the tax basis of our property and equipment and leased gaming equipment is largely dependent upon our ability to generate taxable income in the future or carryback losses to prior years with taxable income. Our liability for uncertain tax positions is dependent upon our judgment on the amount of financial statement benefit that an uncertain tax position will realize upon ultimate settlement and on the probabilities of the outcomes that could be realized upon ultimate settlement of an uncertain tax position using the facts, circumstances and information available at the reporting date to establish the appropriate amount of financial statement benefit.

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

As of December 31, 2010, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in the U.S. and Mexico will be realized. As a result, the Company maintains a valuation allowance against all of its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had $26.2 million in unrestricted cash and cash equivalents, compared to $21.8 million as of September 30, 2010. Our working capital as of December 31, 2010, was $51.6 million, compared to a working capital of $47.2 million at September 30, 2010. The increase in working capital was primarily the result an increase in cash collections from notes receivable offset by an increase in accounts payable and accrued expenses. During the three month period ended December 31, 2010, we used $9.3 million for capital expenditures of property and equipment compared to $8.3 million for the three month period ended December 31, 2009.  We collected $3.5 million and $4.1 million on development agreements during the three month periods ended December 31, 2010 and 2009, respectively. In addition, we have $44.4 million outstanding and $45.0 million available for future borrowings under our Credit Agreement, as amended, subject to covenant restrictions (see the discussion of our Credit Agreement in Note 9 and below).

As of December 31, 2010, our total contractual cash obligations were as follows (in thousands):

	Payments Due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Credit Facility Term Loan(1)	$750	$43,688	$—	$—	$44,438
Operating leases(2)	1,628	2,187	1,674	168	5,657
Purchase commitments	11,896	—	—	—	11,896
Total	$14,274	$45,875	$1,674	$168	$61,991

(1)	Consists of amounts borrowed under the term loan to our Credit Agreement at the Eurodollar rate plus the applicable spread (6.5% as of December 31, 2010).

(2)	Consists of operating leases for our facilities and office equipment.

During the three month period ended December 31, 2010, we generated $12.9 million in cash from our operations an increase of $358,000, or 2.9%, compared to $12.5 million during the same period of 2009.

Cash used in investing activities increased $1.6 million, or 32.7%, to $6.5 million in the three month period ended December 31, 2010, from $4.9 million in the three month period ended December 31, 2009. The increase was primarily the result of an increase in capital expenditures of $1.0 million, and a decrease in repayments under development agreements of $594,000. Net additions to property and equipment and leased gaming equipment consisted of the following:

	Three month periods ended December 31,
	2010	2009
	(In thousands)
Gaming equipment	$6,857	$5,831
Third-party gaming content licenses	1,707	2,341
Other	700	138
Total	$9,264	$8,310

Cash used in financing activities decreased by $3.3 million, 67.0%, to $1.6 million in the three month period ended December 31, 2010, from $5.0 million in the same period of 2009. The decrease was primarily the result of the paydown of the Credit Agreement by $5.2 million during the three month periods ended December 31, 2009, offset by the $2.0 million used for treasury stock purchases in the three month periods ended December 31, 2010.

Our capital expenditures for the next 12 months will depend upon the number of new player terminals that we are able to place into service at new or existing facilities and the actual number of repairs and equipment upgrades to the player terminals that are currently in the field. We will continue to offer games developed by us, as well as games from third parties in an attempt to optimize the balance between Oklahoma Class III and our Class II product.

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

We are currently in compliance with the covenants in our Credit Agreement; however, we cannot be certain that we will be able to achieve our operating objectives for fiscal 2011 and that we will continue to meet our covenants in the Credit Agreement.

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

Our performance and financial results are, to a certain extent, subject to (i) general conditions in or affecting the Native American gaming industry, and (ii) general economic, political, financial, competitive and regulatory factors beyond our control. If our business does not continue to generate cash flow at appropriate levels or if we receive a material judgment against us in a lawsuit (See “Risk Factors – “Litigation may adversely affect our business, financial condition and results of operations,” and “Part I – Item 1. Condensed Consolidated Financial Statements – Note 12 – Commitments and Contingencies”), we may need to raise additional financing. Sources of additional financing might include additional bank debt or the public or private sale of equity or debt securities. However, sufficient funds may not be available, on terms acceptable to us or at all, from these sources, or any others, to enable us to make necessary capital expenditures and to make discretionary investments in the future.  See Item 1A.Risk Factors – “Our Credit Agreement contains covenants that limit our ability to finance future operations or capital needs and to engage in other business activities.”

Stock Repurchase Authorizations

On December 3, 2010, we announced that our Board of Directors had authorized the repurchase of $15.0 million of our common stock over the next three year period. During the three month period ended December 31, 2010, we purchased 394,074 shares of our common stock for approximately $2.0 million at an average cost of $5.13 per share, exclusive of broker fees. At December 31, 2010 we had approximately $13.0 million remaining of our repurchase authorization. The authorization is subject to a 10b5-1 plan, in which purchases may be made from time to time in the open market, subject to certain pricing parameters.

Stock-Based Compensation

At December 31, 2010, we had approximately 6.4 million options outstanding, with exercise prices ranging from $1.61 to $18.71 per share. At December 31, 2010, approximately 3.8 million of the outstanding options were exercisable.

During the three months ended December 31, 2010, options to purchase 300,700 shares of common stock were granted at a weighted average exercise price of $3.95 per share, and we issued 143,775 shares of common stock as a result of stock option exercises with a weighted average exercise price of $3.99.

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

CONTINGENCIES

For information regarding contingencies, see “Item 1. Condensed Financial Statements – Note 12 - Commitments and Contingencies” and “PART II – Item 1. Legal Proceedings.”

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

Our Credit Agreement provides us with additional liquidity to meet our short-term financing needs, as further described under “Item 1. Condensed Financial Statements - Note 9 – Credit Agreement, Long-Term Debt and Capital Leases.” Pursuant to the Credit Agreement, as amended, we may currently borrow up to a total of $90 million, of which $44.4 million is outstanding and $45.0 million is available for future borrowings, subject to covenant restrictions.

In connection with the development agreements we enter into with some of our Native American tribal customers, as well as certain other customers, we advance funds for the construction and development of gaming facilities, some of which are required to be repaid. As a result of our adjustable-interest-rate notes payable and fixed-interest-rate-notes receivable described in “Item 1. Condensed Financial Statements – Note 6 – Notes Receivable and Note 9 – Credit Agreement, Long-Term Debt and Capital Leases,” we are subject to market risk with respect to interest rate fluctuations. Any material increase in prevailing interest rates could cause us to incur significantly higher interest expense.

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

Evaluation of Disclosure Control and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2010.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the first quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a party to various material legal proceedings, which are described in Note 12 – Commitments and Contingencies, and incorporated by reference into this item and in the Company’s Annual Report on Form 10-K filed for the year ended September 30, 2010 under the caption “Item 3. Legal Proceedings.”  We are subject to litigation from time to time in the ordinary course of our business, as well as litigation to which we are not a party that may establish laws that affect our business.  Except as discussed in Note 12 of the Notes to Condensed Consolidated Financial Statements included herein, which is incorporated by reference into this item, during the three month period covered by this Quarterly Report on Form 10-Q, the Company has not been named in any new material legal proceedings, and there have been no material developments in the previously reported legal proceedings.

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

We are largely dependent upon one customer.

For three month periods ended December 31, 2010 and 2009, approximately 62% and 60%, respectively, of our total revenues were from Native American tribes located in Oklahoma, and approximately 44% and 47%, respectively, of our total revenues were from one tribe in that state. Our relationship with that customer is largely governed by multiple development agreements. Some of these agreements are set to terminate pursuant to their terms during the next several years and we may not be able to renegotiate similar new agreements with that customer.

A significant concentration of our revenue comes from Oklahoma, and local economic, regulatory and licensing changes may adversely affect our Oklahoma customers, and therefore our development and placement fee agreements and our business, disproportionately to changes in national economic conditions, including adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, the loss of any of our Oklahoma tribes as customers, including our largest customer, or a material decrease in our revenue share with our largest customer, would have a material and adverse effect upon our financial condition and results of operations. In addition, the legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe previously avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. The State of Oklahoma permits other types of gaming, both at Native American tribal gaming facilities and at Oklahoma racetracks, and many of our competitors may seek entry into this market. The loss of significant market share to these new gaming opportunities or the increased presence of our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.  We believe that the introduction of our competitor’s more aggressive Class II machines, with characteristics of traditional slot machines, into the Oklahoma Class II market has adversely affected our operating results and market position in that state and may continue to do so in the future.

Our exclusive distribution agreements with third party manufacturers have expired, which may impact product performance and overall revenue.

Our exclusive right, granted to us by WMS Industries, Inc., or WMS, to be the third party provider of WMS products to the Chickasaw Nation expired on June 30, 2010.  We plan to continue purchasing equipment in order to maintain our footprint of WMS product while concurrently continuing our strategy of transitioning away from a reliance on third party products.  Additionally we had the right to distribute products from Aristocrat Technologies, Inc., or Aristocrat, per an agreement with Aristocrat which expired on December 15, 2010.  Though we do not presently expect a loss of exclusivity to significantly affect the product portfolio we offer our customers, the loss of exclusivity increases the likelihood that these manufacturers could place product directly or through other distributors on our customers’ floor.  Our loss of exclusivity could have the effect of diluting our win per unit, thus negatively impacting our revenue.

As of December 31, 2010, we had 2,365 WMS Class III units in operation at the Chickasaw's properties, and 3,579 units in the aggregate at all our properties. Placement of WMS product accounts for approximately 30.5% of our total revenue for the three month period ended December 31, 2010. In addition, we had approximately 1,874 Aristocrat units in operation in the aggregate, which accounts for approximately 13.7% of our total revenue for three month period ended December 31, 2010.

Our charitable bingo operations in Alabama are subject to legal uncertainty.

The legality of charitable bingo gaming in Alabama continues to be challenged.  and many charitable bingo properties have voluntarily ceased operations pending resolution of the matter as enforcement actions against operators continue to be a threat.  All of the charitable bingo facilities where we have historically placed units have been voluntarily closed by our Alabama customers, and if these facilities continue to remain closed and if we cannot find appropriate alternate jurisdictions to place our equipment, additional write-down of assets currently dedicated to the Alabama market may need to be taken and may adversely impact our financial position and results of operations.

Management intends to continually monitor the situation in Alabama, including the changing political environment in the State, which recently included the election of a new Governor and new Attorney General, in order to determine if further evidence exists that would warrant an interim impairment analysis. While the new Attorney General and new Governor reasserted the position held by the former Governor that electronic charitable bingo machines are illegal and subject to seizures, the Company continues to believe that it has the contractual right to retrieve and redeploy all charitable bingo machines located in Alabama if the facility closures become permanent; however, such redeployment is not certain, which could affect our business and results of operations. As of December 31, 2010, we had no units in operation at charity bingo facilities in Alabama compared to the 2,449 units we had installed and in operation as of December 31, 2009.

Further, we were recently named in four lawsuits in Alabama, a mass action (Ethel Adell, et al., v. Macon County Greyhound Park, Inc., et al.) and three purported class actions (Walter Bussey, et. al., v. Macon County Greyhound Park, Inc., et al.; Ozetta Hardy v. Whitehall Gaming Center, LLC, et al.; Ozetta Hardy v. IGT, et al.).  These lawsuits are pending in federal court in Alabama. We anticipate being served in a fifth lawsuit (Lafayette Adams, et al. v. Macon County Greyhound Park, Inc., et al.), which is pending in state court in Alabama.  The lawsuits were filed on behalf of patrons of VictoryLand in Shorter, Alabama, White Hall Entertainment Center in White Hall, Alabama, and Poarch Band of Creek Indian facilities throughout the state, and include claims related to the alleged illegality of electronic bingo in Alabama. There may be other cases pending or threatened involving electronic bingo that might have an impact upon our operations in Alabama, and it is possible that further proceedings will be initiated in the future, which could have a material affect on our business and results of operations.

We may not collect all amounts recorded for value added taxes related to our operations in Mexico.

Our Mexican operations are subject to Value Added Tax, or VAT, which has been applied to product shipments originating outside of Mexico. We have an outstanding VAT receivable from the Mexican taxing authority primarily related to VAT levied on product shipments for 2006 and 2007.  At December 31, 2010 and September 30, 2010, the Company’s VAT receivable was $3.7 million and $4.6 million, respectively.  The Company has received rulings from the Mexican taxing authority for each of the aforementioned years indicating that such Mexican taxing authority has challenged the registration of certain of the Company’s transactions that have generated approximately $600,000 in VAT receivable.  Although the Company has fully reserved this amount, it has formally contested these rulings, and the Company believes that it has the necessary documentation to support the portion that has been challenged.  However, the final resolution of the contested balances remains uncertain and may adversely affect the carrying value of the receivable and may have an adverse affect on our foreign income tax expense.

We may not realize satisfactory returns on money lent to new and existing customers to develop or expand gaming facilities.

We enter into development and placement fee agreements to provide financing for construction, expansion, or remodeling of gaming facilities, primarily in the State of Oklahoma, but also have such agreements in place in other jurisdictions, such as the State of Alabama.  Under our development and placement fee agreements, we secure a long-term revenue share percentage and a fixed number of player terminal placements in the facility, in exchange for funding the development and construction of the gaming facility.  We may not, however, realize the anticipated benefits of any of these strategic relationships or financings as our success in these ventures is dependent upon the timely completion of the gaming facility, the placement of our player terminals, and a favorable regulatory environment.  For example, in 2010, we took a material impairment charge for a note receivable for money lent in connection with a development agreement for an Alabama facility because of the continued legal uncertainty of electronic bingo in that state, and could be required, under U.S. GAAP, to take similar impairment charges on development and placement fee agreements in the future.

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

Our expansion into non-Native American gaming activities will present new challenges and risks that could adversely affect our business and results of operations. As we expand into new markets, we expect to encounter business, legal, operational and regulatory uncertainties. As a result, we may encounter legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. If we are unable to effectively develop and operate within these new markets, then our business, operating results and financial condition would be impaired.

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

We have received licenses, findings of suitability, registrations, permits or approvals from a number of state, local, Native American, and foreign gaming regulatory authorities. Our Native American tribal customers are empowered to develop their own licensing procedures and requirements, and we currently have limited, if any, information regarding the ultimate process or expenses involved with securing or maintaining licensure by the Native American tribes. Moreover, Native American tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within each Native American tribe.

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

Further, Native American tribes generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the

United States.  Before we can sue or enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe, the Native American tribe must effectively waive its sovereign immunity with respect to the matter in dispute, which we are not always able to obtain.  For example, our largest customer, who accounts for over 44% of our revenue as of December 31, 2010, has not given us a limited waiver of sovereign immunity.  Without a limited waiver of sovereign immunity, or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract.  Even if the waiver of sovereign immunity by a Native American tribe is deemed effective, there will be an issue as to the forum in which a lawsuit can be brought against the Native American tribe.  Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native American tribes and we may be unable to enforce any arbitration decision effectively.

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

Government enforcement, regulatory action, judicial decisions, and proposed legislative action have in the past, and will likely continue to affect our business, operating results and prospects in Native American tribal lands.  We believe that a number of our competitors have not complied with published regulation restrictions.  We have lost, and could continue to lose, market share to competitors who offer games that do not appear to comply with published regulatory restrictions on Class II games and therefore offer features not available in our products.  The legal and regulatory uncertainties surrounding our Native American tribal agreements could result in a significant and immediate adverse impact on our business and operating results. Additionally, such uncertainties could increase our cost of doing business and could take management’s attention away from operations.  The trading price of our common stock has in the past been, and may in the future be, subject to significant fluctuations based upon market perceptions of the legal status of our products and our ability to compete in all markets, including Native American markets.  Regulatory action against our customers or equipment in these or in other markets could result in machine seizures and significant revenue disruptions, among other adverse consequences.  Moreover, Native American tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within each Native American tribe. Changes in tribal leadership or tribal political pressure can affect our business relationships within Native American markets.

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

Our share repurchase program could increase the volatility of the price of our common stock.

On December 3, 2010, we announced that our Board of Directors approved a plan to repurchase up to $15 million of our outstanding stock over the next three year period. During the three month period ended December 31, 2010, we purchased 394,074 shares of our common stock for approximately $2.0 million at an average cost of $5.13 per share, exclusive of broker fees. At December 31, 2010 we had approximately $13.0 million remaining of our repurchase authorization. The authorization is subject to a 10b5-1 plan, in which purchases may be made from time to time in the open market, subject to certain pricing parameters. As repurchases under the share repurchase program are subject to certain pricing parameters, there is no guarantee as to the exact number of shares that will be repurchased under the program.  Repurchases of our shares will reduce the number of our outstanding common stock and might incrementally increase the potential for volatility in our stock by reducing the potential volumes at which our common stock may trade in the public market.

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

We are subject to legal and regulatory requirements applicable to our business and industry.  We are also subject to the risk of litigation by employees, customers, our customer's customers, patent owners, suppliers, shareholders or others through private actions, class actions, administrative proceedings and other legal proceedings.  Litigation, such as that which we are experiencing in Alabama, can be lengthy, expensive, and disruptive to our operations and results cannot be predicted with certainty. Current estimates of loss regarding pending litigation may not be reflective of any particular final outcome. The results of rulings, judgments or settlements of pending litigation may result in financial liability that is materially higher than what management has estimated at this time and we may experience adverse publicity associated with litigation, regardless of whether the allegations are valid or whether we are ultimately found liable. We make no assurances that we will not be subject to liability with respect to current or future litigation. We maintain various forms of insurance coverage. However, substantial rulings, judgments or settlements could exceed the amount of insurance coverage (or any cost allocation agreement with an insurance carrier), or could be excluded under the terms of an existing insurance policy. Moreover, our failure to comply with procedural or operational requirements inherent to our policies may void coverage.  Additionally, failure to secure favorable outcomes in pending litigation could result in adverse consequences to our business, operating results and/or overall financial condition, including without limitation, possible adverse effects on compliance with the terms of our Credit Agreement.

Our current international businesses and potential expansion into other international gaming markets may present new challenges and risks that could adversely affect our business or results of operations.
In recent years, we have expanded our business into several countries, including Mexico, Israel, Malta, and Canada. The Maltese operations have ceased; the Israeli operations are immaterial from a financial perspective; the Canadian business has been project-oriented to date; however, we continue to seek growth in the international market and continue to operate in the Mexican market. We now operate approximately 4,400 units in Mexico, primarily across numerous facilities operated by one customer. Both revenue and the number of our units have recently declined in Mexico and there can be no assurances that either revenues will grow or that we will continue supplying new products to that market.
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
We have player stations not deployed as of December 31, 2010, which are considered part of our rental pool. We may not receive significant advance notice of decisions by our customers that could adversely affect the realizable value of our assets. If the opening of new facilities or the expansion of existing facilities is altered negatively, either by significant delay or by cancellation, the realizable value of these assets could be adversely impacted. In such instances we may be required to recognize impairment charges on these assets.
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
We rely on intellectual property licenses from one or more third party competitors, the loss of which could materially affect our business and the sale or placement of our products.  Various third party gaming manufacturers with which we compete are much larger than us and have substantially larger intellectual property assets.  The gaming manufacturer industry is very competitive and litigious, and a lawsuit brought by one of our larger competitors whether or not well-founded, may have a material affect on our business and our ability to sell or place our products.

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
If our key personnel leave us or if we fail to timely hire additional skilled personnel, our business could be materially adversely affected.
We depend on the continued performance of the members of our senior management team and our technology team to assist in executing our strategy. In order to retain our key personnel, we established a retention plan for calendar year 2010; however, such retention plan has elapsed and key employees may depart. If we were to lose the services of any of our senior officers, directors, or any key member of our technology team, and could not find suitable replacements for such persons in a timely manner, it could have a material adverse effect on our business. Further we expect that our efforts to grow will place a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures.
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

Our financial results vary from quarter to quarter, which could negatively impact our business.
Various factors affect our quarterly operating results, some of which are not within our control. These factors include, among others:

▪	the financial strength of the gaming industry;

▪	consumers' willingness to spend money on leisure activities;

▪	an outbreak of a communicable disease;

▪	the timing and introduction of new products and services;

▪	the mix of products and services sold;

▪	the timing of significant orders from and shipments to customers;

▪	product and service pricing and discounts;

▪	the timing of acquisitions of other companies and businesses or dispositions; and

▪	unforeseen regulatory or other legal developments affecting us or our customers.
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
Systems, network or telecommunications failures may disrupt our business and have an adverse effect on our results of operations.
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
If we are unable to provide satisfactory customer service, we could lose customers.

Our ability to provide satisfactory levels of customer service depends, to a large degree, on the efficient and uninterrupted operation of our customer service operations and training programs. Any material disruption or slowdown in our support systems or inadequate training could make it difficult or impossible to provide adequate customer service and support. If we are unable to continually provide adequate staffing and training for our customer service operations, our reputation could be harmed and we could lose customers. Because our success depends in large part on keeping our customers satisfied, any failure to provide high levels of customer service would likely impair our reputation and decrease our revenues.
Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, if we fail to meet the terms specified in those contracts we may not realize their full benefits. Failure to perform under our contracts could result in substantial monetary damages, as well as contract termination. Our results of operations are dependent on our ability to maximize our earnings from our contracts.
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

Date:	February 3, 2011	Multimedia Games, Inc.

		By:	/s/ Adam D. Chibib†
Adam D. Chibib
Chief Financial Officer

†Mr. Chibib is signing as an authorized officer and as our Principal Financial Officer and Principal Accounting Officer.

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION

3.1	Amended and Restated Articles of Incorporation	(1)

3.2	Amendment to Articles of Incorporation	(2)

3.3	Fourth Amended and Restated Bylaws	(3)

10.1	Retention Agreement with Adam D. Chibib, dated October 5, 2010	(4)

10.2	Retention Agreement with Uri L. Clinton, dated October 5, 2010	(4)

10.3	Retention Agreement with Mick D. Roemer, dated October 5, 2010	(4)

10.4	Retention Agreement with Joaquin Aviles, dated October 5, 2010	(4)

10.5	Amended and Restated Executive Employment Agreement with Adam D. Chibib, dated October 31, 2010	(5)

10.6	Second Amendment to Executive Employment Agreement with Uri. L. Clinton, dated December 30, 2010	(6)

10.7	First Amendment to Executive Employment Agreement with Mick D. Roemer, dated December 30, 2010	(6)
____
31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)

31.2	Certification of Principal Accounting Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)

32.1	Certification as required by Section 906 of the Sarbanes Oxley Act of 2002	(*)

(1)	Incorporated by reference to our Form 10-QSB for the quarter ended March 31, 1997, as filed with the Securities and Exchange Commission, or SEC, on May 15, 1997.

(2)	Incorporated by reference to our Form 10-Q for the quarter ended December 31, 2003, as filed with the SEC on February 17, 2004.

(3)	Incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on September 20, 2010.

(4)	Incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on October 5, 2010.

(5)	Incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on November 2, 2010.

(6)	Incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on January 5, 2011.

(*)	Filed herewith.