Form 10-Q
period 2011-03-31
MULTIMEDIA GAMES HOLDING COMPANY, INC.
filed 2011-05-04
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File Number: 000-28318

Multimedia Games Holding Company, Inc.
(Exact name of Registrant as specified in its charter)

Texas	74-2611034
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
206 Wild Basin Road South, Building B
Austin, Texas	78746
(Address of principal executive offices)	(Zip Code)

(515) 334-7500
(Registrant’s telephone number, including area code)

Registrant’s website: www.multimediagames.com

Multimedia Games, Inc.
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

As of May 1, 2011, there were 26,896,958 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2011 and September 30, 2010
(In thousands, except shares)
(Unaudited)

	March 31, 2011	September 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,711	$21,792
Accounts receivable, net of allowance for doubtful accounts of $660 and $614, respectively	13,679	11,119
Inventory	3,123	3,561
Prepaid expenses and other	2,206	2,713
Current portion of notes receivable, net	14,221	13,698
Federal and state income tax receivable	19,146	19,658
Total current assets	83,086	72,541
Property and equipment and leased gaming equipment, net	46,112	48,588
Long-term portion of notes receivable, net	18,071	25,193
Intangible assets, net	29,084	31,510
Value added tax receivable, net of allowance of $922 and $880, respectively	2,948	4,627
Other assets	3,089	3,635
Total assets	$182,390	$186,094
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$750	$750
Accounts payable and accrued expenses	21,916	21,501
Deferred revenue	2,695	3,083
Total current liabilities	25,361	25,334
Long-term debt, less current portion	43,500	43,875
Other long-term liabilities	679	737
Deferred revenue, less current portion	1,112	1,551
Total liabilities	70,652	71,497
Commitments and contingencies
Stockholders’ equity:
Preferred stock: Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 34,086,833 and 33,523,082 shares issued, and 27,027,341 and 27,619,665 shares outstanding, respectively	341	335
Additional paid-in capital	92,596	89,598
Treasury stock, 7,059,492 and 5,903,417 common shares at cost, respectively	(56,420)	(50,128)
Retained earnings	75,238	75,432
Accumulated other comprehensive loss, net	(17)	(640)
Total stockholders’ equity	111,738	114,597
Total liabilities and stockholders’ equity	$182,390	$186,094

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2011 and 2010
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
REVENUES:
Gaming operations	$23,426	$23,416
Gaming equipment and system sales	6,425	8,169
Other	275	553
Total revenues	30,126	32,138
OPERATING COSTS AND EXPENSES:
Cost of revenues (1)	3,780	3,727
Selling, general and administrative expenses	14,451	14,231
Write-off, reserve, impairment & settlement charges	203	3,166
Amortization and depreciation	10,332	13,670
Total operating costs and expenses	28,766	34,794
Operating income (loss)	1,360	(2,656)
OTHER INCOME (EXPENSE):
Interest income	642	919
Interest expense	(813)	(1,142)
Other Income	677	61
Income (loss) before income taxes	1,866	(2,818)
Income tax expense	(686)	(2,779)
Net income (loss)	$1,180	$(5,597)

Basic income (loss) per common share	$0.04	$(0.20)
Diluted income (loss) per common share	$0.04	$(0.20)

Shares used in income (loss) per common share:
Basic	27,508	27,341
Diluted	28,339	27,341
________________________________

(1)
Cost of revenues exclude depreciation and amortization of gaming equipment, content license rights and other depreciable assets, which are included separately in the amortization and depreciation line item.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months Ended March 31, 2011 and 2010
(In thousands, except per share data)
(Unaudited)

	Six Months Ended
	March 31,
	2011	2010
REVENUES:
Gaming operations	$45,421	$45,838
Gaming equipment and system sales	12,510	11,419
Other	802	1,146
Total revenues	58,733	58,403
OPERATING COSTS AND EXPENSES:
Cost of revenues (1)	7,426	5,837
Selling, general and administrative expenses	30,567	28,903
Write-off, reserve, impairment & settlement charges	203	3,515
Amortization and depreciation	20,320	27,224
Total operating costs and expenses	58,516	65,479
Operating income (loss)	217	(7,076)
OTHER INCOME (EXPENSE):
Interest income	1,435	1,968
Interest expense	(1,648)	(2,450)
Other income	588	113
Income (loss) before income taxes	592	(7,445)
Income tax expense	(786)	(2,281)
Net loss	$(194)	$(9,726)

Basic and diluted loss per common share	$(0.01)	$(0.36)

Shares used in loss per common share:
Basic and diluted	27,774	27,291

________________________________

(1)
Cost of revenues exclude depreciation and amortization of gaming equipment, content license rights and other depreciable assets, which are included separately in the amortization and depreciation line item.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2011 and 2010
(In thousands)
(Unaudited)

	Six Months Ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(194)	$(9,726)
Adjustments to reconcile net loss to cash provided by operating activities:
Amortization and Depreciation	20,320	27,224
Accretion of contract rights	3,489	3,478
Share-based compensation	982	1,224
Other non-cash items	317	3,533
Deferred income taxes	—	2,555
Interest income from imputed interest	(1,290)	(1,751)
Changes in operating assets and liabilities	2,186	6,413
NET CASH PROVIDED BY OPERATING ACTIVITIES	25,810	32,950

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(16,925)	(14,282)
Acquisition of intangible assets	(2,032)	(1,740)
Advances under development and placement fee agreements	(800)	(1,950)
Repayments under development agreements	7,084	8,551
NET CASH USED IN INVESTING ACTIVITIES	(12,673)	(9,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options, warrants and related tax benefit	2,022	952
Principal payments of long term debt	(375)	(375)
Payments on revolving lines of credit	—	(15,000)
Purchase of treasury stock	(6,292)	—
NET CASH USED IN FINANCING ACTIVITIES	(4,645)	(14,423)

EFFECT OF EXCHANGE RATES ON CASH	427	(362)
Net increase in cash and cash equivalents	8,919	8,744
Cash and cash equivalents, beginning of period	21,792	12,455
Cash and cash equivalents, end of period	30,711	21,199

SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$1,496	$1,162
Income tax paid (refunded), net	$24	$(5,405)
NON-CASH TRANSACTIONS:
Change in contract rights resulting from imputed interest on development agreement notes receivable	$84	$(194)

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.      SUMMARY OF COMPANY INFORMATION

Business
Multimedia Games Holding Company, Inc. f/k/a Multimedia Games, Inc. and subsidiaries (the “Company,” “we,” “us,” “our” or "Multimedia Games") designs, manufactures and supplies innovative standalone and networked gaming systems.  The Company's standalone player terminals, server-based systems, video lottery terminals, electronic scratch ticket systems, electronic instant lottery systems, back-office systems and bingo systems are used by Native American and commercial casino operators as well as state lottery operators in North America and in certain international markets.  The Company has long been a provider of server-based gaming systems known as central determinant and downloadable systems.  These systems are used by the Company's Native American gaming operator customers in both Class II and Class III settings, by the Company's commercial casino customers, by operators of charity and commercial bingo gaming facilities, and by lottery jurisdictions for operation of their video lottery systems.

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

Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes contained within the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

The unaudited condensed consolidated financial statements included herein as of March 31, 2011, and for each of the three and six month periods ended March 31, 2011 and 2010, have been prepared by the Company pursuant to accounting principles generally accepted in the United States ("U.S. GAAP"), and the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the period ended March 31, 2011 are not necessarily indicative of the results which will be realized for the year ending September 30, 2011. References to specific U.S. GAAP within this report cite topics within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). We have evaluated all subsequent events through the date that the condensed consolidated financial statements were issued.  The condensed consolidated balance sheet as of September 30, 2010 was derived from the audited consolidated financial statements at that date.

The Company’s financial statements include the accounts of Multimedia Games Holding Company, Inc. and its wholly-owned subsidiaries: Multimedia Games, Inc. (f/k/a MegaBingo, Inc.), MGAM Systems, Inc., MegaBingo International, LLC, Multimedia Games de Mexico 1, S. de R.L. de C.V., and Servicios de Wild Basin S. de R.L. de C.V. Intercompany balances and transactions have been eliminated.

2.      SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples include share-based compensation, provisions for doubtful accounts, recoverability of notes, value added tax and other receivable balances, contract losses, estimated useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, valuation of deferred income taxes, and the provision for and disclosure of litigation and loss contingencies. Actual results may differ materially from these estimates in the future.

Reclassification
Reclassifications were made to the prior-period financial statements to conform to the current period presentation.  Such reclassifications include the cash flow line item, "transfer of leased gaming equipment to inventory" from previously filed reports was combined with the cash flow line item "acquisitions of property and equipment and leased gaming equipment" and foreign exchange gains and losses have been reclassed to other income (expense) from selling, general and administrative expenses. These reclassifications did not have an impact on the Company’s previously reported results of operations or earnings (loss) per share amounts.  Additionally, these reclassifications did not impact compliance with any applicable debt covenants in the Company’s credit agreement.

Revenue Recognition
The Company derives revenue from the following sources:

■	Gaming Operations	Participation revenue generated from the Company’s Class III products, Native American Class II products, charity bingo and other bingo products, lottery systems and Class III back office systems
■	Gaming equipment and systems sales	Direct sales of player terminals, licenses, back office systems and other related equipment
■	Other	Maintenance and service arrangements and other

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

In allocating the arrangement fees to separate deliverables, the Company evaluates whether it has VSOE of selling price, TPE or ESP for gaming devices, maintenance and product support fees and other revenue sources. The Company generally uses ESP to determine the selling price used in the allocation of separate deliverables, as VSOE and TPE are not available. The Company determines the ESP on separate deliverables by estimating a margin typically received on such items and applying that margin to the product cost incurred.

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

Inventory
The Company’s inventory consists primarily of completed player terminals, related component parts and back-office computer equipment. Inventories are stated at average costs, which approximate the lower of cost (first in, first out) or market.

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

Management reviews long-lived asset classes for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. During the three month periods ended March 31, 2011 and 2010, the Company charged operations by recording reserves or writing off $226,000 and $356,000, respectively, of property and equipment and leased gaming equipment and $265,000 and $381,000, respectively, for the six month periods ended March 31, 2011 and 2010.

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

Other Assets
Other assets consist of restricted cash, long-term pre-paids and refundable deposits. At March 31, 2011 and September 30, 2010, the restricted cash balances were $679,000 and $737,000, respectively, representing the fair value of investments held by the Company's prize fulfillment firm related to outstanding MegaBingo® jackpot prizes.

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

Other Long-Term Liabilities
Other long-term liabilities include investments held at fair value by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities.  These annuities were $679,000 and $737,000 as of March 31, 2011 and September 30, 2010, respectively.

Other Income
Other income was $677,000 and $588,000 for the three and six month periods ended March 31, 2011, respectively. Other income primarily resulted from a gain on the exchange of used equipment with our third party equipment suppliers, as well as gains or losses incurred on foreign currency transactions primarily related to our Mexico operations.

Other income was $61,000 and $113,000 for the three and six month periods ended March 31, 2010, respectively. Other income resulted from gains incurred on foreign currency transactions primarily related to our Mexico operations.

Research and Development Costs
For the three month periods ended March 31, 2011 and 2010 research and development costs were $3.6 million and $3.1 million, respectively. Research and development costs include hardware and software development efforts related to future gaming products and systems and enhancements to our existing product lines.

Fair Value of Financial Instruments
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

The Company is engaged in the business of designing, manufacturing and distributing gaming machines, video lottery terminals and associated systems and equipment, as well as the maintenance of these machines and equipment.   The Company also supplies the central determinant system for the video lottery terminals installed at racetracks in the State of New York. Our production process is essentially the same for the entire Company and is performed via outsourced manufacturing partners, as well as in house manufacturing performed primarily at our warehouse and assembly facility in Austin, Texas.  Our customers consist of entities in the business of operating gaming, bingo or lottery facilities, and include Native American Tribes, charity bingo operators and commercial entities licensed to conduct such business in their jurisdictions.  The distribution of our products is consistent across the entire Company and is performed via an internal fleet of vehicles, as well as third party transportation companies.  The regulatory environment is similar in every jurisdiction in that gaming is regulated and our games must meet the regulatory requirements established.  In addition, the economic characteristics of each customer arrangement are similar in that we obtain revenue via a revenue share arrangement or direct sale of product or service, depending on the customer’s need.  These sources of revenue are consistent with respect to both product line and geographic area.

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

Costs of Computer Software
Software development costs have been accounted for in accordance with ASC Topic 985, “Software.”  Under ASC Topic 985, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized software development costs of approximately $1.2 million and $965,000 during the three month periods ended March 31, 2011 and 2010, respectively. Software development costs primarily consist of personnel costs and gaming lab testing fees. The Company begins to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, not to exceed five years. Amortization of software development costs is included in amortization and depreciation in the accompanying condensed consolidated statements of operations.

Income Taxes
The Company accounts for income taxes using the asset and liability method and applies the provisions of ASC Topic 740, “Income Taxes.” Under ASC Topic 740, deferred tax liabilities or assets arise from differences between the tax basis of liabilities or assets and their basis for financial reporting, and are subject to tests of recoverability in the case of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets to the extent realization is not judged to be more likely than not.  Additionally, in accordance with ASC Topic 740, in order to record any financial statement benefit, we are required to determine, based on the technical merits of the position, whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Treasury Stock
The Company utilizes the cost method for accounting for its treasury stock acquisitions and dispositions.

Share-Based Compensation
The Company accounts for share-based compensation under the provisions of ASC Topic 718, “Compensation – Stock Compensation.” Among other items, ASC Topic 718 requires the Company to recognize in the financial statements, the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. To measure the fair value of stock option awards granted to employees, the Company currently utilizes the Black-Scholes-Merton option-pricing model. The Company applies the “modified prospective” method, under which compensation cost is recognized in the financial statements beginning with the adoption date for all share-based payments granted after that date, and for all unvested awards granted prior to the adoption date.  Expense is recognized over the required service period, which is generally the vesting period of the options.

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

The Company granted to certain of its employees the option to purchase, in the aggregate, 81,700 shares of the Company's common stock during the three months ended March 31, 2011 at an average fair value per share price of $5.53. Total pretax share-based compensation for the three and six month periods ended March 31, 2011 were $493,000 and $982,000, respectively; and $599,000 and $1.2 million, respectively, for the three and six month periods ended March 31, 2010.  The Company did not recognize an income tax benefit for stock-based compensation arrangements in the three and six month periods ended March 31, 2011. As of March 31, 2011, $5.2 million of unamortized stock compensation expense, including estimated forfeitures, remained, which will be recognized over the vesting periods of the various stock option grants.

Foreign Currency Translation
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

Comprehensive Income (Loss)
Comprehensive income (loss) consists of the following:

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net income (loss)	$1,180	$(5,597)	$(194)	$(9,726)
Foreign currency translation adjustment	334	630	623	1,065
Comprehensive income (loss)	$1,514	$(4,967)	$429	$(8,661)

Recent Accounting Pronouncements Issued
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

In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-02, "Receivables (Topic 310) - A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring" (ASU 2011-02). The guidance clarifies whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring is a troubled debt restructuring. The new guidance is effective for interim or annual periods beginning after June 15, 2011. The Company expects to adopt the guidance in fiscal year 2012 and is currently in the process of evaluating the impact the guidance will have on its consolidated results of operations, financial position and cash flows.

3.  DEVELOPMENT AND PLACEMENT FEE AGREEMENTS

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

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstances during the three and six month periods ended March 31, 2011, which would require an impairment charge to the carrying value of intangible assets recorded in connection with development agreements.

The following net amounts related to advances made under development and placement fee agreements and were recorded in the following balance sheet captions:

	March 31, 2011	September 30, 2010
Included in:	(In thousands)
Notes receivable, net	$29,526	$35,404
Intangible assets – contract rights, net of accumulated amortization	$24,288	$26,894

4.      INVENTORY

Inventory consisted of the following (in thousands):

	March 31, 2011	September 30, 2010
Raw materials and component parts, net	$2,509	$2,408
Work in progress	117	632
Finished goods	497	521
Total Inventory	$3,123	$3,561

5.      PROPERTY AND EQUIPMENT AND LEASED GAMING EQUIPMENT

The Company’s property and equipment and leased gaming equipment consisted of the following (in thousands):

	March 31, 2011			September 30, 2010
	Cost	Accum. Depr.	Net Book Value	Cost	Accum. Depr.	Net Book Value
Rental pool – deployed	$169,395	$134,141	$35,254	$174,753	$135,125	$39,628
Rental pool – undeployed (1)	65,357	56,954	8,403	68,107	61,474	6,633
Machinery and equipment	14,202	13,172	1,030	14,005	12,900	1,105
Computer software	8,161	7,529	632	7,965	7,394	571
Vehicles	2,377	1,934	443	2,476	2,149	327
Other	2,929	2,579	350	4,332	4,008	324
Total property and equipment and leased gaming equipment	$262,421	$216,309	$46,112	$271,638	$223,050	$48,588
______________________________________

(1)	Gaming equipment and third-party gaming content licenses begin depreciating when they are available for customer use.

In accordance with ASC Topic 360, “Property, Plant, and Equipment,” the Company (i) recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows; and (ii) measures an impairment loss as the difference between the carrying amount and fair value of the asset.

During the three and six month periods ended March 31, 2011, in the ordinary course of business activities or upon reviewing the nature of the assets, the Company disposed, wrote off or sold $728,000 and $885,000 respectively of third-party gaming content licenses, Native American tribal gaming facilities and portable buildings, vehicles, deployed gaming equipment, or other equipment. In the same periods ended March 31, 2010, the Company disposed, wrote off or sold $1.3 million and $1.6 million respectively.

The rental pool includes leased gaming equipment placed under participation arrangements that are either at customer facilities(rental pool – deployed) or warehoused by the Company for future deployment (rental pool – undeployed).

6.      INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following:

	March 31, 2011	September 30, 2010	Estimated Useful Lives
	(In thousands)
Contract rights	$48,351	$51,777	4-7 years
Internally-developed gaming software	33,254	31,355	1-5 years
Patents and trademarks	6,880	6,776	1-5 years
Other	250	250	3-5 years
Total intangible assets	88,735	90,158
Less accumulated amortization	(59,651)	(58,648)
Total intangible assets, net	$29,084	$31,510

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements or placement fees. The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the accompanying condensed consolidated statements of operations.

Internally developed gaming software is accounted for under the provisions of ASC Topic 985 “Software” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally-developed games over a twelve month period, gaming engines over an eighteen month period, gaming systems over a three-year period and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the three and six month periods ended March 31, 2011, amortization expense related to internally-developed gaming software was $810,000 and $1.6 million, respectively; $612,000 and $1.2 million, respectively, for the three and six month periods ended March 31, 2010. During the three and six month periods ended March 31, 2011, the Company had write-offs related to internally-developed gaming software and patents and trademarks of $30,000, compared to write-offs of $20,000 and $191,000, respectively, for the three and six month periods ended March 31, 2010.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

7.      NOTES RECEIVABLE

The Company’s notes receivable consisted of the following:

	March 31, 2011	September 30, 2010
	(In thousands)
Notes receivable from development agreements	$32,271	$39,356
Less imputed interest discount reclassed to contract rights	(2,745)	(3,952)
Notes receivable from equipment sales and other	2,766	3,487
Notes receivable, net	32,292	38,891
Less current portion	(14,221)	(13,698)
Notes receivable – non-current	$18,071	$25,193

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.

Notes receivable from equipment sales consisted of financial instruments issued by customers for the purchase of player terminals and licenses, and bore interest at 5.25% as of March 31, 2011. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the note receivable outstanding.

8.  VALUE ADDED TAX RECEIVABLE

The Company's value added tax (VAT) receivable is a receivable from the Mexican taxing authority primarily related to a value added tax levied on product shipments originating outside of Mexico.  At March 31, 2011 and September 30, 2010, the Company’s VAT receivable was $2.9 million and $4.6 million, respectively.  The majority of the VAT receivable relates to shipments that occurred from 2006 through 2008.

The Company has received rulings from the Mexican taxing authority for 2006 and 2007 indicating that the Mexican taxing authority has challenged the registration of certain of the Company's transactions that have generated a VAT receivable of approximately $430,000, all of which has been fully reserved.  Although the Company has fully reserved this amount, it has formally contested these rulings, and the Company believes that it has the necessary documentation to support the portion that has been challenged. However, the final resolution of the contested balances remains uncertain and may adversely affect the carrying value of the receivable and may have an adverse affect on our foreign income tax expense.

9.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At March 31, 2011 and September 30, 2010, the Company’s accounts payable and accrued expenses consisted of the following:

	March 31, 2011	September 30, 2010
	(In thousands)
Trade accounts payable	$9,029	$8,157
Accrued expenses	6,104	5,957
Accrued bonus and salaries	3,543	4,500
Other	3,240	2,887
Accounts payable and accrued expenses	$21,916	$21,501

10.      CREDIT AGREEMENT, LONG-TERM DEBT AND CAPITAL LEASES

The Company’s Credit Agreement, long-term debt and capital leases consisted of the following:

	March 31, 2011	September 30, 2010
	(In thousands)
Term loan facility	$44,250	$44,625
Less: current portion of long-term debt	(750)	(750)
Long-term debt, less current portion	$43,500	$43,875

On April 27, 2007, the Company entered into a credit agreement with Comerica Bank (the "Credit Agreement") to provide the Company a $150 million credit facility which replaced its previous credit facility in its entirety. On October 26, 2007, the Company amended the Credit Agreement, and transferred a portion of the revolving credit commitment to a fully funded term loan. The term loan is amortized at an annual amount of 1% per year, payable in equal quarterly installments beginning January 1, 2008, with the remaining amount due on the maturity date. The Company entered into a second amendment to the Credit Agreement on December 20, 2007. The second amendment extended the hedging arrangement date related to a portion of the term loan to June 1, 2008 and modified the interest rate margin applicable to the Credit Agreement. On July 22, 2009, the Company entered into a third amendment to the Credit Agreement, which amended certain covenants, reduced the total borrowing capacity of the Credit Agreement to $125 million ($65 million under the revolving credit commitment and $60 million under the term loan) from the previous total borrowing capacity of $150 million, and agreed to a LIBOR floor of 2%.

On April 6, 2010, the Company entered into a fourth amendment to the Credit Agreement which (i) removed the requirement to maintain a minimum consolidated EBITDA ; (ii) amended the consolidated total leverage ratio to a ratio of not greater than 1.50 to 1.00; (iii) reduced the total borrowing capacity under the Credit Agreement by reducing the revolving commitment of the credit facility from $65 million to $45 million and the term loan from $60 million to $45 million; and (iv) amended the definition of Consolidated EBITDA to include any extraordinary, unusual or non-cash non-recurring expenses or losses (including, whether or not otherwise includable as a separate item in the Consolidated Statement of Operations for such period, losses on sales of assets outside the ordinary course of business) of up to $10 million, commencing June 30, 2010.  As a result of this amended definition of Consolidated EBITDA in the fourth amendment, commencing June 30, 2010, the Company modified its calculation of Adjusted EBITDA.  Adjusted EBITDA is presented and reconciled to EBITDA and Net Income/Loss and Adjusted EBITDA was and continues to be the basis for which compliance with a number of covenants are determined, including certain ratios.  The calculation of Adjusted EBITDA, commencing June 30, 2010, is as follows:

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

The Company accounts for amendments or changes to its Credit Agreement in accordance with ASC 470-50-40-21, “Modifications and exchanges of line of credit or revolving debt arrangements.”  Based on the requirements of ASC 470-50-40-21, the Company is amortizing the remaining deferred costs of obtaining the Credit Agreement of approximately $734,000 over the remaining term of the Credit Agreement.

The Credit Agreement is collateralized by substantially all of the Company’s assets, and also contains financial covenants as defined in the agreement. As of March 31, 2011, the Company is in compliance with the loan covenants. The Credit Agreement requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in its businesses).

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

On March 31, 2011, the $44.3 million on the term loan bore interest at 6.5%.  The Company has approximately $45.0 million available under the Credit Agreement, subject to covenant restrictions.

11.    WRITE-OFF, RESERVE, IMPAIRMENT AND SETTLEMENT CHARGES

Write-off, reserve, impairment and settlement charges, other than items written-off in the normal course of business, for the three and six months periods ended March 31, 2011 and 2010 consisted of the following:

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Reserve against note and accounts receivable	—	2,762	—	2,912
Write-off of install costs and portable buildings	203	332	203	332
Write-off of property and equipment and intangibles	—	72	—	271
Total write-off, reserve, impairment and settlement charges	$203	$3,166	$203	$3,515

12.    INCOME (LOSS) PER COMMON SHARE

Income (loss) per common share is computed in accordance with ASC Topic 260, “Earnings per Share.” Presented below is a reconciliation of net income (loss) available to common shareholders and the differences between weighted average common shares outstanding, which are used in computing basic income (loss) per share, and weighted average common and potential shares outstanding, which are used in computing diluted income (loss) per share.  Diluted amounts are not included in the computation of diluted loss per share, as such amounts would be antidilutive.

	Three months ended		Six months ended
	March 31,		March 31,
	2011	2010	2011	2010
Net income (loss) available to common shareholders (in thousands)	$1,180	$(5,597)	(194)	(9,726)
Weighted average common shares outstanding	27,508,494	27,340,583	27,774,484	27,290,958
Effect of dilutive securities:
Options	830,176	—	—	—
Weighted average common and potential shares outstanding	28,338,670	27,340,583	27,774,484	27,290,958
Basic income (loss) per share	$0.04	$(0.20)	$(0.01)	$(0.36)
Diluted income (loss) per share	$0.04	$(0.20)	$(0.01)	$(0.36)

Certain options to purchase shares of the Company's common stock were not included in the weighted average common and potential shares outstanding in the computation of dilutive earnings per share, due to the antidilutive effects of a net loss:

	Three months ended March 31,		Six months ended March 31,
	2011	2010	2011	2010
Common Stock Options	2,419,230	6,734,360	6,326,475	6,786,218
Range of exercise price	$3.86 - $18.71	$1.00 - $18.71	$1.61 - $18.71	$1.00 - $18.71

In the three and six month period ended March 31, 2011, options to purchase approximately 2.4 million and 3.8 million shares of common stock, with exercise prices ranging from $3.86 to $18.71 for the three month period and $1.61 to $18.71 for the six month period  per share respectively, were not included in the computation of dilutive loss per share, due to their antidilutive effect. In addition, for the six month period ended March 31, 2011 approximately 2.5 million equivalent shares were not included, due to the loss generated in the period.

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

13.    COMMON STOCK REPURCHASE PROGRAM

On December 3, 2010, the Company announced that its Board of Directors had authorized the repurchase of $15.0 million of its common stock over the next three year period. During the three month period ended March 31, 2011, the Company purchased 762,001 shares of its common stock for approximately $4.2 million at an average cost of $5.57 per share, exclusive of broker fees. During the six month period ended March 31, 2011, the Company purchased 1.2 million shares of its common stock for approximately $6.3 million at an average cost of $5.42 per share, exclusive of broker fees. At March 31, 2011 approximately $8.7 million remained on the repurchase authorization, of which $3.7 million is available during fiscal 2011 due to limitations under the Company's Credit Agreement. The share repurchase program is subject to a 10b5-1 plan, in which purchases may be made from time to time in the open market, subject to certain pricing parameters.

14.      COMMITMENTS AND CONTINGENCIES

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

The Company is the subject of various pending and threatened claims in the ordinary course of business. The Company believes that any liability resulting from these various other claims will not have a material adverse effect on its results of operations or financial condition or cash flows. During its ordinary course of business, the Company enters into obligations to defend, indemnify and/or hold harmless various customers, officers, directors, employees and other third parties. These contractual obligations could give rise to additional litigation costs and involvement in court proceedings.

Alabama Regulatory Environment

Given the legal uncertainty of charity bingo operations in the State of Alabama, the Company removed nearly all of its charitable bingo units from the State of Alabama commencing February 22, 2011. The Company intends to re-deploy the majority of the charitable bingo units into other markets and has thus concluded that an extensive impairment analysis is not warranted at this time. As previously reported, the Company has not had charitable bingo units in operation in Alabama, and therefore no revenues have been recorded, since early August 2010.

Thirty-four of the Company's machines and certain of its charity bingo equipment remain with the Governor's Task Force on Illegal Gaming and remain in Alabama. These machines and equipment were seized on March 19, 2009 when the Governor's Task Force on Illegal Gambling seized from the White Hall Entertainment Center in Lowndes County, Alabama, server-based bingo gaming systems, computers, servers, and cash.  The Governor's Task Force on Illegal Gambling was in possession of the machines and equipment as of March 31, 2011. The Company maintains these machines and equipment as assets on its balance sheet as the Company has been and will continue to pursue the retrieval of the equipment and expects to return the equipment to use in another appropriate jurisdiction. The net book value of these machines was immaterial as of March 31, 2011, and therefore no impairment analysis was performed.

Alabama Litigation. The Company, along with other major manufacturers, is involved in six lawsuits, as further described below.  Five of the lawsuits are pending in federal court and were filed on behalf of individuals who claim to be patrons of either White Hall Entertainment Center in Lowndes County, Alabama or VictoryLand in Shorter, Alabama, and include several claims related to the alleged illegality of electronic bingo in Alabama.  The Company filed motions to dismiss the complaints for, among other things, failure to state a claim upon which relief could be granted. The sixth lawsuit is a civil forfeiture action brought by the State of Alabama that arose out of the seizure of equipment at White Hall Entertainment Center in Lowndes County, Alabama. The Company intervened in the forfeiture action, because it has an interest in certain seized property. The Company believes that these lawsuits are no longer material to the Company.

Ethel Adell, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on February 16, 2010 in the United States District Court for the Middle District of Alabama Eastern Division, on behalf of over 800 plaintiffs against the Company, Macon County Greyhound Park, Inc. (VictoryLand), as a corporation, International Gaming Technologies, Cadillac Jack, Inc., Colossus, Inc., Rocket Gaming Systems, LLC, Nova Gaming, LLC, and Bally Gaming, Inc.  The plaintiffs, who claim to have been patrons of VictoryLand, sought actual damages, compensatory damages, treble damages and/or punitive damages based on Ala. Code, Sec 8-1-150(A), the Alabama Deceptive Trade Practices Act, and the Racketeer Influenced and Corruption Organizations Act 18 U.S.C. sec 1961(1) (“RICO”). On April 28, 2010, the Company filed a motion to dismiss the entire complaint pursuant to Rules 12(b)(2), (5) and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against the Company upon which relief could be granted.  On March 31, 2011, the court entered an order dismissing the RICO claim and the Alabama Deceptive Trade Practices Act claim but declined to dismiss the 8-1-150(A) claim at this stage of the litigation. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome, but believes this lawsuit is not material to the Company as the RICO claims against the Company have been dismissed.

Walter Bussey, et al., v. Macon County Greyhound Park, Inc., et al., a civil action,was filed on March 8, 2010 in the United States District Court for the Middle District of Alabama Eastern Division against the Company, Macon County Greyhound Park, Inc. (VictoryLand), as a corporation, International Gaming Technologies, Cadillac Jack, Inc., Colossus, Inc., Rocket Gaming Systems, LLC, Nova Gaming, LLC, and Bally Gaming, Inc.  The plaintiffs, who claim to have been patrons of VictoryLand, originally sought actual damages, compensatory damages, treble damages and/or punitive damages based on both Ala. Code, Sec 8-1-150(A), and RICO, and claim, in part, that the defendants conspired to promote gambling and/or to advance or profit from gambling activity in violation of Ala. Code Sec. 13 A-12-23 and have requested that the court certify the action as a Class Action as required under the Federal Rules of Civil Procedure. On April 28, 2010, the Company filed a motion to dismiss the entire complaint pursuant to Rules 12(b)(2), (5) and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against the Company upon which relief could be granted.  After the Company filed its motion to dismiss, Plaintiffs voluntarily dismissed their RICO claim, leaving only a claim for recovery of gambling losses under Ala. Code Sec. 8-1-150(A).  On March 31, 2011, the court entered an order declining to dismiss the 8-1-150(A) claim at this stage of the litigation. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome, but believes this lawsuit is not material to the Company as the RICO claims against the Company have been dismissed.

Ozetta Hardy v. Whitehall Gaming Center, LLC, et al., a civil action, was filed against Whitehall Gaming Center, LLC (an entity that does not exist), Cornerstone Community Outreach, Inc., and Freedom Trail Ventures, Ltd., in the Circuit Court of Lowndes County, Alabama.  On June 3, 2010, Plaintiffs filed an amended complaint adding the Company, International Gaming Technologies, Bally, Inc., Eclipse Gaming Systems, LLC, Video Gaming Technologies, Inc., Cadillac Jack, Inc., and AGS, LLC.  The plaintiffs, who claim to have been patrons of White Hall, seek recovery of gambling losses based on Ala. Code, Sec 8-1-150(A) and have requested that the court certify the action as a Class Action as required under the Federal Rules of Civil Procedure. On July 2, 2010, the defendants removed the case to the United States District Court for the Middle District of Alabama Northern Division.  On July 9, 2010, the Company filed a motion to dismiss the complaint pursuant to Rules 12(b)(2), (5) and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against the Company upon which relief could be granted. On September 7, 2010, the court, without opinion, denied the Company's (and other manufacturers') motion to dismiss. The court has entered a scheduling order that bifurcates the case to allow for resolution of class certification issues before consideration of the merits. Following several months of discovery on the class certification issues, on March 15, 2011, the plaintiffs filed a motion for class certification. On April 15, 2011, the Company filed an opposition to the plaintiffs' motion for class certification. The court has not ruled on plaintiffs' motion. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome, but because the Company's exposure is limited to its share of revenue from plaintiff classes' losses during a six month period, the Company believes this lawsuit is not material to the Company.

Ozetta Hardy (II), a civil action, was filed on October 27, 2010, in the United States District Court for the Middle District of Alabama against the Company and other manufacturers of bingo equipment, including International Gaming Technologies, Bally Gaming, Inc., Eclipse Gaming Systems, LLC, Video Gaming Technologies, Inc., Cadillac Jack, Inc., AGS, LLC, Nova Gaming, LLC, Gateway Gaming, LLC, WMS Gaming, Inc., Rocket Gaming Systems, LLC, and Konami Gaming, Inc. The plaintiffs, who were patrons of any one of three bingo facilities in Alabama operated by the Poarch Band of Creek Indians, seek recovery of gambling losses based on Ala. Code, Sec 8-1-150(A) and have requested that the court certify the action as a Class Action as required under the Federal Rules of Civil Procedure. The Company filed a motion to dismiss on December 14, 2010, on the grounds that, among other things, the Poarch Band of Creek Indians is a necessary and indispensible party to the case. Plaintiffs have filed a response, but the court has not ruled on the Company's motion. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome, but because the Company's exposure is limited to its share of revenue from plaintiff classes' losses during a six month period, the Company believes this lawsuit is not material to the Company.

Lafayette Adams, et al. v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on October 6, 2010, in the Circuit Court of Macon County, Alabama, on behalf of hundreds of plaintiffs against Macon County Greyhound Park, Inc. d/b/a VictoryLand. On January 25, 2011, Plaintiffs filed an amended complaint adding the Company, International Gaming Technologies, Cadillac Jack, Inc., Nova Gaming, LLC, and Bally Gaming, Inc.  The plaintiffs, who were patrons of VictoryLand, seek recovery of gambling losses based on Ala. Code, Sec 8-1-150(A). On February 22, 2011, the case was removed to federal court and is now pending in the United States District Court for the Middle District of Alabama Eastern Division. The plaintiffs filed a motion to remand the case back to state court. On March 8, 2011, the Company filed a motion to dismiss the complaint based, in part, on the grounds that the plaintiffs failed to state a claim against the Company upon which relief could be granted. On April 18, 2011, the plaintiffs filed a response to the Company's, and other defendants', motions to dismiss. On the same day, the Company and two other defendants filed oppositions to the plaintiffs' motion to remand the case to state court. The court has not yet ruled on the motions to dismiss or the motion to remand. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome, but because the Company's exposure is limited to its share of revenue from plaintiff classes' losses during a six month period, the Company believes this lawsuit is not material to the Company.

State of Alabama v. Chad Dickie, et al., a civil forfeiture action, was filed by the State of Alabama against certain property seized in connection with the March 19, 2009 raid of White Hall Entertainment Center in Lowndes County, including certain of the Company's property as well as other manufacturers. The case was filed in the Circuit Court of Lowndes County on April 21, 2009. On October 15, 2010, the Company, along with other manufacturers, filed a motion to intervene in the action in order to defend against contentions that its property was used in the operation of illegal gambling activity. On October 21, 2010, the court entered an order granting the Company's motion to intervene. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome, but because the net book value of this property is immaterial, the Company believes the lawsuit is not material to the Company.

Mexico Income Tax Audits

The Company's Mexican subsidiary, Multimedia Games de Mexico 1, S. de R.L. de C.V., has been under audit by the Mexico taxing authorities for the periods ended December 31, 2006 and 2007. An assessment has been made for $15.2 million, resulting from presumed omission of income, disallowed deductions, lack of distribution of dividends, value added tax deficiency, penalties and inflation adjustments. The principal basis for the taxing authorities assessment is that the Company could not substantiate certain asset acquisitions with original shipping manifests, thus the authorities make the assumption that the assets have been sold, resulting in taxable income. The Company has appealed the assessment and believes that it has the necessary documentation to support the asset acquisitions in question and can provide evidence that it still holds the assets at customer locations or within its warehouse in Mexico City, thus supporting it has not sold such assets. At this time, management believes that the Company has a reasonable defense against this assessment leading to a positive outcome to reduce or eliminate such assessments. The ultimate assessment will range from $0 to $15.2 million, and management cannot reasonably estimate the amount at this time.  Additionally, management does not believe that a loss is probable and thus has not recorded a reserve for this matter.

15.      SUBSEQUENT EVENTS

Effective April 1, 2011, the Company changed its corporate name from "Multimedia Games, Inc." to "Multimedia Games Holding Company, Inc." The corporate name change was approved by the Company's shareholders on March 22, 2011 at the annual meeting of shareholders. The Company changed its corporate name in an effort to promote brand recognition and product identification and to capitalize on the “Multimedia Games” name recognition for its wholly-owned subsidiary "MegaBingo, Inc.," whose corporate name changed to "Multimedia Games, Inc.," also effective April 1, 2011.

The Company has evaluated subsequent events through the date the financial statements were issued, and determined that no events, other than those disclosed within the footnotes hereto, have occurred subsequent to March 31, 2011 that warrant additional disclosure or accounting considerations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUTURE EXPECTATIONS AND FORWARD-LOOKING STATEMENTS

This Quarterly Report and the information incorporated herein by reference contain various “forward-looking statements” within the meaning of federal and state securities laws, including those identified or predicated by the words “believes,” “anticipates,” “expects,” “plans,” “will,” or similar expressions with forward-looking connotations. Such statements are subject to a number of risks and uncertainties that could cause the actual results to differ materially from those projected. Such factors include, but are not limited to, the uncertainties inherent in the outcome of any litigation of the type described in this Quarterly Report under “PART II – Item 1. Legal Proceedings,” trends and other expectations described in “PART I – Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” risk factors disclosed in our earnings and other press releases issued to the public from time to time, in Item 1A of our Annual Report on Form 10-K, as well as those other factors as described under “PART II – Item 1A. Risk Factors” set forth below. Given these uncertainties, readers of this Quarterly Report are cautioned not to place undue reliance upon such statements. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligations to update any such forward-looking statements.

Overview

Multimedia Games designs, manufactures and supplies innovative standalone and networked gaming systems.  Our standalone player terminals, server-based systems, video lottery terminals, electronic scratch ticket systems, electronic instant lottery systems, back-office systems and bingo systems are used by Native American and commercial casino operators as well as state lottery operators in the United States and in certain international markets.  We have long been a provider of server-based gaming systems known as central determinant and downloadable systems.  These systems are used by Native American gaming operator customers in both Class II and Class III settings, by commercial casino customers, by operators of charity and commercial bingo gaming facilities, and by lottery jurisdictions for operation of their video lottery systems.

We continue to derive the majority of our gaming revenues from participation, or revenue share, agreements.  Under our participation agreements, we place player terminals and systems, along with our proprietary and other licensed game content, at a customer's facility in return for a share of the revenues that these terminals and systems generate.  To a lesser extent, we generate revenue from the sale of gaming units and systems and seek to expand the use of for-sale revenue as we continue to expand into additional gaming jurisdictions and into other segments of the gaming market.  We also generate revenues by providing the central determinant system for video lottery terminals installed at racetracks in the State of New York and operated by the New York State Division of the Lottery.  We design and develop content for our gaming systems and also offer game themes that we have licensed from others. We currently operate in one business segment.

RESULTS OF OPERATIONS

Three and Six Month Periods Ended March 31, 2011 Compared to Three and Six Month Periods Ended March 31, 2010

Below are our revenues and costs and expenses for the periods noted above.  This information should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

	Three months ended			Six months ended
	March 31,			March 31,
	2011	2010	% change	2011	2010	% change
	(in thousands)			(in thousands)
Revenue
Gaming Operations
Participation revenue	$21,307	$21,460	(0.7)%	$41,285	42,178	(2.1)%
Lottery	2,119	1,956	8.3%	4,136	3,660	13%
Gaming Equipment and Systems Sales
Player terminal and equipment sales	4,406	6,618	(33.4)%	8,935	9,183	(2.7)%
Systems and Licensing	2,019	1,551	30.2%	3,575	2,236	59.9%
Other Revenue	275	553	(50.3)%	802	1,146	(30)%
Total Revenue	30,126	32,138	(6.3)%	58,733	58,403	0.6%
Costs and Expenses
Cost of revenues	3,780	3,727	1.4%	7,426	5,837	27.2%
Selling, general and administrative	14,451	14,231	1.5%	30,567	28,903	5.8%
Write-offs, reserves, impairment and settlement charges	203	3,166	(93.6)%	203	3,515	(94.2)%
Amortization and depreciation	10,332	13,670	(24.4)%	20,320	27,224	(25.4)%
Other income(expense), net	506	(162)	412.3%	375	(369)	201.6%

	March 31,
	2011	2010	% change
End-of-period installed player terminal base:
Oklahoma	7,396	6,736	9.8%
Mexico	4,551	5,022	(9.4)%
Alabama(1)	116	320	(63.8)%
Other	1,341	1,101	21.8%
Total participation units	13,404	13,179	1.7%

(1) See Note 14 of the Notes to Condensed Consolidated Financial Statements. Given the legal uncertainty of charity bingo operations in the State of Alabama, the Company removed nearly all of its charitable bingo units from the State of Alabama commencing February 22, 2011.

Three Months Ended March 31, 2011, Compared to Three Months Ended March 31, 2010

Total revenues for the three months ended March 31, 2011, were $30.1 million, compared to $32.1 million for the three months ended March 31, 2010, a $2.0 million or 6.3% decrease.

Gaming Operations – Participation revenue

•
Oklahoma gaming revenues were $15.3 million in the three months ended March 31, 2011, compared to $15.5 million in the three months ended March 31, 2010, a decrease of $251,000, or 1.6%. Oklahoma’s end of period unit count as of March 31, 2011 was 7,396 compared to 6,736 as of March 31, 2010, a 660 unit or 9.8% increase.   The decrease is attributable in part to the decline in revenue from our largest customer in Oklahoma, offset, in part, by an increase in revenue from other customers in that State.

•
Revenues from the Mexico bingo market were $1.7 million in the three months ended March 31, 2011 and $2.4 million during the same period of 2010, a decrease of $656,000 or 27.3%. As of March 31, 2011, we had installed 4,551 player terminals at 33 bingo parlors in Mexico compared to 5,022 terminals installed at 26 bingo parlors at March 31, 2010. The reduction in the number of units relates to our strategic initiative to reduce our overall footprint in the facilities of our largest customer in Mexico and the beginning of a transition in the Mexico market from a Class II product to a Class III product.

•
Alabama gaming revenues decreased $495,000, or 57.7%, to $363,000 for the three months ended March 31, 2011, compared to $858,000 for the three months ended 2010. The decrease in revenue relates to the Company's removal of nearly all of its charitable bingo units from the State of Alabama. Current revenue for Alabama relates to Native American customers within the state. See Note 14 of the Notes to Condensed Consolidated Financial Statements.

•
Other gaming operations revenue relates to participation revenue from other states, including Washington, Wisconsin, Texas, New York, Minnesota, California, Kansas, Louisiana and Rhode Island.  Gaming revenue from these states combined was $3.9 million in the three months ended March 31, 2011 compared to $2.7 million during the same period of 2010, a $1.2 million or 43.3%, increase.  The end of period participation unit count for these states increased to 1,341 as of March 31, 2011 from 1,101 as of March 31, 2010.  The increase in gaming operation revenue was primarily the result of the $305,000, or 31.9% increase in back office fees. Back office fees increased due to the sale of player terminals in fiscal 2010 and 2011.

Gaming Operations – Lottery

•
Revenues from the New York Lottery system increased $163,000, or 8.3%, to $2.1 million in the three months ended March 31, 2011, from $2.0 million in the three months ended March 31, 2010. Currently, eight of the nine planned racetrack casinos are operating, with approximately 12,500 total terminals.  The increase is attributable to increased activity within the New York Lottery system from table games and 24 hour gaming.

Gaming Equipment and System Sales –Player Terminal and Equipment Sales

•
Player terminal and equipment sales were $4.4 million for the three months ended March 31, 2011, and $6.6 million for the three months ended March 31, 2010, a decrease of $2.2 million or 33.5%. Player terminal sales for the three months ended March 31, 2011 were $3.6 million on the sale of 240 proprietary units, compared to sales of $5.0 million on the sale of 361 proprietary units for the three month period ended March 31, 2010.  Gaming equipment sales were $512,000 for the three month period ended March 31, 2011 compared to $1.3 million in the March 31, 2010 period.  Generally, gaming equipment sales include ancillary equipment necessary for the full functionality of the player terminals in a casino.  Player terminal and equipment sales also include $316,000 and $288,000 related to deferred revenue recognized during the three month periods ended March 31, 2011 and 2010, respectively, due to final execution of deliverables. The decrease in this quarter for player terminal and equipment sales is attributable, in part, to one large player terminal sale to one customer in 2010.

Gaming Equipment and System Sales – Systems and Licensing

•
Systems and licensing sales revenue was $2.0 million for the three months ended March 31, 2011, and $1.6 million for the three months ended March 31, 2010 a $470,000, or 30.3%, increase. Systems and licensing revenue for the three months ended March 31, 2011 relates to (i) $1.4 million of systems and game themes sold in prior periods being amortized to revenue from deferred revenue over the contract period; (ii) $585,000 of licenses associated with the player terminal sales during the period; and (iii) $67,000 of license revenue from game conversions.  Systems and licensing revenue for the three months ended March 31, 2010 relates to (i) $1.0 million from one system sale; (ii) $274,000 of systems and game themes sold in prior periods being recognized from deferred revenue during the period; (iii) $237,000 of licenses associated with the player terminal sales during the period; and (iii) $32,000 of license revenue from game conversions. The increase in this quarter for systems and licensing is attributable, in part, to sale of licenses related to player terminal sales..

Other Revenue

•
Other revenue was $275,000 for the three months ended March 31, 2011 and $553,000 for the three months ended March 31, 2010 a $278,000, or 50.3%, decrease. This reduction relates to less maintenance and service contract revenue in 2011.

Cost of Revenues

•
Total cost of revenues, which includes cost of gaming equipment and system sales and royalty fees, increased $53,000, or 1.4%, to $3.8 million in the three months ended March 31, 2011, from $3.7 million in the three months ended March 31, 2010. Costs of revenues related to player terminal sales were $1.9 million and $2.8 million for the three months periods ended March 31, 2011 and 2010, respectively. Cost of revenues for the three months ended March 31, 2011 includes (i) $1.3 million of costs of prior period shipments being amortized from deferred revenue over the contract period; (ii) other cost of revenues and royalties of $403,000; and (iii) $188,000 related to the sale of gaming equipment during the period.  Cost of revenues for the three months ended March 31, 2010 includes (i) other cost of revenues of $425,000; (ii) $286,000 related to the sale of gaming equipment during the period; and (iii) $173,000 of costs of prior period shipments being amortized from deferred revenue over the contract period.

Selling, General and Administrative Expenses

•
Selling, general and administrative expenses, or SG&A, increased approximately $220,000, or 1.5%, to $14.5 million for the three months ended March 31, 2011, from $14.2 million in the same period of 2010. This increase was primarily a result of an increase in salaries and wages and employee benefits of $386,000 offset by the decrease of rent expense of $165,000.

Write-off, reserve, impairment and settlement charges

•
Write-off, reserve, impairment and settlement charges for the three month period ended March 31, 2011 were $203,000 compared to $3.2 million for three month period ended March 31, 2010. The charges in the current period consisted of install costs at the Alabama locations for $203,000. The charges in the three month period ended March 31, 2010 consisted primarily of approximately $3.1 million of reserves and impairment charges for a note receivable and installation and other costs associated with our operations within the state of Alabama. As previously disclosed, in April 2010, one of the Alabama facilities where we historically placed games indicated that under then-current conditions it would remain closed and consequently had substantial doubts as to its ability, in the short term, to make scheduled payments pursuant to the terms of its development agreement. These developments led us to conclude that the closures of this and certain other Alabama customer facilities are likely to be other than temporary. Therefore, during April 2010, we initiated an analysis of the carrying value of assets deployed at the facilities for impairment. Based on our analysis, we established a reserve against the principal and accrued interest of a note receivable, as well as accounts receivable, in the amount of $2.8 million. In addition, we wrote off other capitalized costs related to these facilities, including install costs and portable structures in the amount of $332,000. In February 2011 we removed nearly all of our charitable bingo units from the State of Alabama and intend to re-deploy the majority of the charitable bingo units into other markets and have thus concluded that an extensive impairment analysis is not warranted at this time.

Depreciation and Amortization

•
Depreciation expense decreased $3.4 million, or 26.8%, to $9.4 million for the three months ended March 31, 2011 from $12.8 million for the three month period ended March 31, 2010, primarily as a result of a reduction in capital expenditures and assets becoming fully depreciated. Amortization expense increased $101,000, or 12.3%, to $927,000 for the three months ended March 31, 2011, compared to $826,000 for the same period of 2010, primarily because of capitalized software costs.

Other Income and Expense

•
Interest income decreased $277,000, or 30.1%, to $642,000 for the three months ended March 31, 2011, from $919,000 in the same period of 2010 due to reduced outstanding note receivable balances. For the three months ended March 31, 2011, The Company recorded imputed interest of $604,000 relating to development agreements with an imputed interest rate range of 5.25% to 9.0%, compared to $845,000 for the same period in 2010.

•	Interest expense decreased $329,000, or 28.8%, to $813,000 for the three months ended March 31, 2011, from $1.1 million in the same period of 2010 due to a reduction in the outstanding debt balance.

•
Other income increased $616,000 to $677,000 for the three months ended March 31, 2011, from $61,000 in the same period of 2010 from a gain on the exchange of used equipment with our third party equipment suppliers, as well as gains or losses incurred on foreign currency transactions primarily related to our Mexico operations.

Income Taxes

•
Income tax expense decreased by $2.1 million to $686,000 for the three months ended March 31, 2011, from $2.8 million in the same period of 2010. The current period expense is primarily related to state and foreign taxes and changes in uncertain tax positions. These figures represent effective income tax rates of 36.8% and (98.6)% for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, we have fully reserved for all of our deferred tax assets as we determined that it is more likely than not that we will not be able to realize the benefit of those assets in the foreseeable future.

Six Months Ended March 31, 2011, Compared to Six Months Ended March 31, 2010

Total revenues for the six months ended March 31, 2011, were $58.7 million, compared to $58.4 million for the six months ended March 31, 2010, a $330,000 or 0.6% increase.

Gaming Operations – Participation revenue

•
Oklahoma gaming revenues were $29.8 million in the six months ended March 31, 2011, compared to $29.5 million in the six months ended March 31, 2010, an increase of $323,000, or 1.6%. This increase is attributable to our expanding footprint.

•
Revenues from the Mexico bingo market were $3.7 million in the six months ended March 31, 2011 and $4.5 million during the same period of 2010 a decrease of $809,000 or 18.1%. The reduction in the number of units relates to our strategic initiative to reduce our overall footprint in the facilities of our largest customer in Mexico and the beginning of a transition in the Mexico market from a Class II product to a Class III product.

•
Alabama gaming revenues decreased $2.1 million, or 75.2%, to $709,000 for the six months ended March 31, 2011, compared to $2.9 million for the six months ended 2010. The decrease in revenue relates to the Company's removal throughout the period of nearly all of its charitable bingo units from the State of Alabama. Current revenue for Alabama relates to Native American customers within the state. See Note 14 of the Notes to Condensed Consolidated Financial Statements.

•
Other gaming operations revenue was $7.1 million in the six months ended March 31, 2011 compared to $5.4 million during the same period of 2010, a $1.7 million or 31.1%, increase.  The increase in gaming operations revenue was primarily the result of the $587,000, or 31.0% increase in back office fees. Back office fees increased due to the sale of player terminals in fiscal 2010 and 2011.

Gaming Operations – Lottery

•
Revenues from the New York Lottery system increased $476,000, or 13%, to $4.1 million in the six months ended March 31, 2011, from $3.7 million in the six months ended March 31, 2010. The increase is attributable to increased activity within the New York Lottery system from table games and 24 hour gaming.

Gaming Equipment and System Sales –Player Terminal and Equipment Sales

•	Player terminal and equipment sales were $8.9 million for the six months ended March 31, 2011, and $9.2 million for the six months ended March 31, 2010, a decrease of $279,000 or 3.0%. Player terminal sales for the six months ended March 31, 2011 were $6.7 million on the sale of 441 proprietary units, compared to sales of $6.7 million on the sale of 493 proprietary units for the six month period ended March 31, 2010.  Gaming equipment sales were $1.6 million for both six month periods ended March 31, 2011 and 2010.  Generally, gaming equipment sales include ancillary equipment necessary for the full functionality of the player terminals in a casino.  Player terminal and equipment sales also include $604,000 and $841,000 related to deferred revenue recognized during the six month periods ended March 31, 2011 and 2010, respectively, due to contract amendments or final execution of deliverables.

Gaming Equipment and System Sales – Systems and Licensing

•
Systems and licensing sales revenue was $3.6 million for the six months ended March 31, 2011, and $2.2 million for the six months ended March 31, 2010 a $1.4 million, or 61.2% increase. Systems and licensing revenue for the six months ended March 31, 2011 relates to (i) $2.7 million of systems and game themes sold in prior periods being amortized to revenue from deferred revenue over the contract period; (ii) $872,000 of licenses associated with the player terminal sales during the period; and (iii) $71,000 related to game theme conversions.  Systems and licensing revenue for the six months ended March 31, 2010 relates to (i) $1.0 million from one system sale; (ii) $563,000 of licenses associated with the player terminal sales during the period; (iii) $457,000 of systems and game themes sold in prior periods being recognized from deferred revenue during the period; and (iii) $208,000 of license revenue from game conversions.

Other Revenue

•
Other revenue was $802,000 for the six months ended March 31, 2011 and $1.1 million for the six months ended March 31, 2010 a $344,000 or 30.0% decrease. This reduction relates to less maintenance and service contract revenue in 2011.

Cost of Revenues

•
Total cost of revenues, which includes cost of gaming equipment and system sales and royalty fees, increased $1.6 million, or 27.2%, to $7.4 million in the six months ended March 31, 2011, from $5.8 million in the six months ended March 31, 2010. Cost of revenues related to player terminal sales were $3.3 million and $3.9 million for the six months periods ended March 31, 2011 and 2010, respectively. Cost of revenues for the six months ended March 31, 2011 also includes (i) $2.6 million of costs of prior period shipments being amortized from deferred revenue over the contract period; (ii) other cost of revenues and royalties of $800,000; and (iii) $731,000 related to the sale of gaming equipment during the period.  Cost of revenues for the six months ended March 31, 2010 includes (i) other cost of revenues of $884,000; (ii) $512,000 related to the sale of gaming equipment during the period; and (iii) $502,000 of costs of prior period shipments being amortized from deferred revenue over the contract period.

Selling, General and Administrative Expenses

•
Selling, general and administrative expenses, or SG&A, increased approximately $1.7 million, or 5.8%, to $30.6 million for the six months ended March 31, 2011, from $28.9 million in the same period of 2010. This increase was primarily a result of an increase in salaries and wages and employee benefits of $993,000 and annual incentive expense of $791,000.

Write-off, reserve, impairment and settlement charges

•
Write-off, reserve, impairment and settlement charges for the six month period ended March 31, 2011 were $203,000 compared to $3.5 million for six month period ended March 31, 2010. The charges in the current period consisted of impairment of install costs at the Alabama locations for $203,000. The charges in the six month period ended March 31, 2010 consisted primarily of approximately $3.1 million of reserves and impairment charges for a note receivable and installation and other costs within the state of Alabama. In addition to the charges related to the Alabama market, during the six month period ended March 31, 2010 as part of the Company’s routine asset analysis, charges of $421,000 were incurred, including the write-off of facility install costs, components, licenses, capitalized software and reserves for bad debts.

Depreciation and Amortization

•
Depreciation expense decreased $7.1 million, or 27.8%, to $18.5 million for the six months ended March 31, 2011 from $25.6 million for the six month period ended March 31, 2010, primarily as a result of a reduction in capital expenditures and assets becoming fully depreciated. Amortization expense increased $217,000, or 13.5%, to $1.8 million for the six months ended March 31, 2011, compared to $1.6 million for the same period of 2010, primarily because of capitalized software costs.

Other Income and Expense

•
Interest income decreased $533,000, or 27.1%, to $1.4 million for the six months ended March 31, 2011, from $2.0 million in the same period of 2010 due to reduced outstanding note receivable balances. For the six months ended March 31, 2011, we recorded imputed interest of $1.3 million relating to development agreements with an imputed interest rate range of 5.25% to 9.0%, compared to $1.8 million for the same period in 2010.

•	Interest expense decreased $802,000, or 32.7%, to $1.6 million for the six months ended March 31, 2011, from $2.5 million in the same period of 2010 due to a reduction in the outstanding debt balance.

•
Other income increased $475,000 or 420.4% to $588,000 for the three months ended March 31, 2011, from $113,000 in the same period of 2010 from a gain on the exchange of used equipment with our third party equipment suppliers, as well as gains or losses incurred on foreign currency transactions primarily related to our Mexico operations.

Income Taxes

•
Income tax expense decreased by $1.5 million to $786,000 for the six months ended March 31, 2011, from $2.3 million in the same period of 2010. The current period expense is primarily related to state and foreign taxes and changes in uncertain tax positions. These figures represent effective income tax rates of 132.8% and 30.6% for the six months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, we have fully reserved for all of our deferred tax assets as we have determined that it is more likely than not that we will not be able to realize the benefit of those assets in the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

We monitor new, generally accepted accounting principles and disclosure reporting requirements issued by the SEC and other standard setting agencies. Recently issued accounting standards affecting our financial results are described in Note 2 of our unaudited condensed consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our condensed consolidated financial statements in conformity with U.S. GAAP. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. There can be no assurance that actual results will not differ from those estimates. We believe the following represent our most critical accounting policies.

Management considers an accounting estimate to be critical if:

•	It requires assumptions to be made that were uncertain at the time the estimate was made (Critical Assumption #1), and

•	Changes in the estimate or different estimates that could have been selected could have a material impact on our consolidated results of operation or financial condition (Critical Assumption #2).

Revenue Recognition. As further discussed in the discussion of our Revenue Recognition policy in Note 2 of our condensed consolidated financial statements, revenue from sales arrangements with multiple deliverables, is applied using the guidance from ASU No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements.”  ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities; specifically, how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  In addition, the Company applies the guidance from ASU No. 2009-14, “Software(Topic 985), Certain Revenue Arrangements that Include Software Elements,” which affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole and clarifying what guidance should be used in allocating and measuring revenue.

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

Management reviews long-lived asset classes for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For impairment analysis purposes, the Company’s rental pool is viewed as a fungible pool of assets; including assets in both rental pool-deployed and rental pool-undeployed.  In order to determine whether these assets are impaired, the net book value of the rental pool is compared to an estimate of future net cash flows from all existing facilities. The primary assumption used in determining future cash flows is our estimate of future revenue.  In addition, the Company analyzes the composition of its rental pool to determine the future use of older models and related components for those models.  The impairment analysis for the fiscal year ended September 30, 2010 indicated that we had substantial cash flows to fully recover the carrying value of the entire rental pool.  As of March 31, 2011 and September 30, 2010, rental pool assets totaled $43.7 million and $46.3 million, respectively. (Critical Assumption #2)

Assumptions/Approach used for Critical Assumption #1: The carrying value of the asset is determined based upon management’s assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight line basis, where the useful life of items in the rental pool has been determined by management to be three years.

Effect if different assumptions used for Critical Assumption #1: While we believe that the useful lives that have been determined for our fixed assets are reasonable, different assumptions could materially affect the carrying value of the assets, as well as the depreciation expense recorded in each respective period related to those assets. During the three month period ended March 31, 2011, a significant portion of the $10.3 million of depreciation and amortization expense related to assets in the rental pool. If the depreciable life of assets in our rental pool were changed from three years to another period of time, we could incur a materially different amount of depreciation expense during the period.

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

Management reviews intangible assets related to development and placement fee agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Critical Assumption #2). For the three month period ended March 31, 2011, there was no impairment to the assets’ carrying values.

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

Income Taxes.  In accordance with ASC Topic 740, “Income Taxes”, we have recorded deferred tax assets and liabilities to account for the expected future tax benefits and consequences of events that have been recognized in our financial statements and our tax returns. There are several items that result in deferred tax asset and liability impact to the balance sheet. If we conclude that it is more likely than not that all or some portion of the deferred tax assets will not be realized under accounting standards, they are reduced by a valuation allowance to remove the benefit of recovering those deferred tax assets from our financial statements. Additionally, in accordance with ASC Topic 740, as of March 31, 2011, we have recorded a liability of $729,000 associated with uncertain tax positions. During the quarter ended March 31, 2011, management increased the liability related to uncertain tax positions for an additional tax uncertainty as well as an estimated interest amount. The liability related to uncertain tax positions was also reduced during the quarter for a previously recognized uncertainty that has been settled via the company's ongoing federal audit.

ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In order to record any financial statement benefit, we are required to determine, based on the technical merits of the position, whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes.. If that step is satisfied, then we must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Assumptions/Approach Used: Numerous judgments and assumptions are inherent in the determination of future taxable income and tax return filing positions that we take, including factors such as future operating conditions. As of March 31, 2011, management considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. As a result of this analysis, and based on the current year loss and a cumulative loss in the prior three fiscal years, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in the U.S. and Mexico will be realized. As a result, the Company maintains a valuation allowance against all of its deferred tax assets.

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

As of March 31, 2011, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in the U.S. and Mexico will be realized. As a result, the Company maintains a valuation allowance against all of its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had $30.7 million in unrestricted cash and cash equivalents, compared to $21.8 million as of September 30, 2010. Our working capital as of March 31, 2011, was $57.7 million, compared to a working capital of $47.2 million at September 30, 2010. The increase in working capital was primarily the result of an increase in cash collections from notes receivable and an increase in accounts receivables. During the six month period ended March 31, 2011, we used $16.9 million for capital expenditures of property and equipment compared to $14.3 million for the six month period ended March 31, 2010.  We collected $7.1 million and $8.6 million on development agreements during the six month periods ended March 31, 2011 and 2010, respectively. In addition, we have $44.3 million outstanding and $45.0 million available for future borrowings under our Credit Agreement, as amended, subject to covenant restrictions (see the discussion of our Credit Agreement in Note 10 and below).

As of March 31, 2011, our total contractual cash obligations were as follows (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Credit Agreement Term Loan(1)	$750	$43,500	$—	$—	$44,250
Operating leases(2)	1,610	2,345	1,690	147	5,792
Purchase commitments(3)	18,685	—	—	—	18,685
Total	$21,045	$45,845	$1,690	$147	$68,727

(1)	Consists of amounts borrowed under the term loan to our Credit Agreement at the Eurodollar rate plus the applicable spread (6.5% as of March 31, 2011).

(2)	Consists of operating leases for our facilities and office equipment.

(3)	Consists primarily of inventory purchase orders and includes payment for and commitments to purchase third party player terminals and gaming content licenses

During the six month period ended March 31, 2011, we generated $25.8 million in cash from our operations a decrease of $7.1 million, or 21.7%, compared to $33.0 million during the same period of 2010. The decrease was primarily the result of a $5.4 million tax refund received in the 2010 period.

Cash used in investing activities increased $3.3 million, or 34.5%, to $12.7 million in the six month period ended March 31, 2011, from $9.4 million in the three month period ended March 31, 2010. The increase was primarily the result of an increase in capital expenditures of $2.6 million, and a decrease in repayments under development agreements of $1.5 million. Net additions to property and equipment and leased gaming equipment consisted of the following:

	Six months ended March 31,
	2011	2010
	(In thousands)
Gaming equipment	$13,215	$10,032
Third-party gaming content licenses	2,554	3,817
Other	1,156	433
Total	$16,925	$14,282

Cash used in financing activities decreased by $9.8 million, 67.8%, to $4.6 million in the six month period ended March 31, 2011, from $14.4 million in the same period of 2010. The decrease was primarily the result of the paydown of the revolving credit commitment under the Credit Agreement by $15.4 million during the six month periods ended March 31, 2010, offset by the $6.3 million used for treasury stock purchases in the six month period ended March 31, 2011.

Our capital expenditures for the next 12 months will depend upon the number of new player terminals that we are able to place into service at new or existing facilities and the actual number of repairs and equipment upgrades to the player terminals that are currently in the field. We will continue to offer games developed by us, as well as games from third parties. Over time we plan to reduce our reliance on third party games, thus increasing our proprietary game footprint.

Credit Agreement

See discussion of the Credit Agreement and our credit facility in Note 10 – Credit Agreement, Long-Term Debt and Capital Leases.

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

Our performance and financial results are, to a certain extent, subject to (i) general conditions in or affecting the Native American gaming industry, and (ii) general economic, political, financial, competitive and regulatory factors beyond our control. If our business does not continue to generate cash flow at appropriate levels or if we receive a material judgment against us in a lawsuit (See “Risk Factors – “Litigation may adversely affect our business, financial condition and results of operations”), we may need to raise additional financing. Sources of additional financing might include additional bank debt or the public or private sale of equity or debt securities. However, sufficient funds may not be available, on terms acceptable to us or at all, from these sources, or any others, to enable us to make necessary capital expenditures and to make discretionary investments in the future.  See Item 1A.Risk Factors – “Our Credit Agreement contains covenants that limit our ability to finance future operations or capital needs and to engage in other business activities.”

Stock Repurchase Authorizations

On December 3, 2010, we announced that our Board of Directors had authorized the repurchase of $15.0 million of our common stock over the next three year period. During the three month period ended March 31, 2011, we purchased 762,001 shares of our common stock for approximately $4.2 million at an average cost of $5.57 per share, exclusive of broker fees. During the six month period ended March 31, 2011, we purchased 1,156,075 shares of our common stock for approximately $6.3 million at an average cost of $5.42 per share, exclusive of broker fees. At March 31, 2011 we had approximately $8.7 million remaining of our repurchase authorization. The share repurchase program is subject to a 10b5-1 plan, in which purchases may be made from time to time in the open market, subject to certain pricing parameters.

Stock-Based Compensation

At March 31, 2011, we had approximately 6.0 million options to purchase common stock outstanding, with exercise prices ranging from $1.61 to $18.71 per share, of which, approximately 3.5 million of the outstanding options to purchase common stock were exercisable.

During the three months ended March 31, 2011, options to purchase 81,700 shares of common stock were granted at a weighted average exercise price of $5.53 per share, and we issued 419,976 shares of common stock as a result of stock option exercises with a weighted average exercise price of $3.45.

During the six months ended March 31, 2011, options to purchase  382,600 shares of common stock were granted at a weighted average exercise price of $4.29 per share, and we issued 563,751 shares of common stock as a result of stock option exercises with a weighted average exercise price of  $3.59.

At March 31, 2010, we had approximately 5.6 million options to purchase common stock outstanding, with exercise prices ranging from $1.00 to $18.71 per share, of which, approximately 3.6 million of the outstanding options to purchase common stock were exercisable.

During the three months ended March 31, 2010, options to purchase 24,500 shares of common stock were granted at a weighted average exercise price of $4.43 per share, and we issued 125,475 shares of common stock as a result of stock option exercises with a weighted average exercise price of $2.53.

During the six months ended March 31, 2010, options to purchase  264,900 shares of common stock were granted at a weighted average exercise price of $5.19 per share, and we issued  211,425 shares of common stock as a result of stock option exercises with a weighted average exercise price of  $2.01.

SEASONALITY

We believe our operations are not materially affected by seasonal factors, although we have experienced fluctuations in our revenues from period to period.

CONTINGENCIES

For information regarding contingencies, see “Item 1. Condensed Financial Statements – Note 14 - Commitments and Contingencies” and “PART II – Item 1. Legal Proceedings.”

INFLATION AND OTHER COST FACTORS

Our operations have not been, nor are they expected to be, materially affected by inflation. However, our domestic and international operational expansion is affected by the cost of hardware components, which are not considered to be inflation sensitive, but rather, sensitive to changes in technology and competition in the hardware markets. In addition, we expect to continue to incur increased regulatory and other similar costs associated with regulatory compliance requirements and the uncertainties present in the highly regulated operating environment in which we conduct our business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of business, primarily associated with interest rate fluctuations.

Our Credit Agreement provides us with additional liquidity to meet our short-term financing needs, as further described under “Item 1. Condensed Financial Statements, Note 10 Credit Agreement, Long-Term Debt and Capital Leases.” Pursuant to our Credit Agreement, we may currently borrow up to a total of $90 million, of which $44.3 million is outstanding and $45.0 million is available for future borrowings, subject to covenant restrictions.

In connection with the development agreements we enter into with some of our Native American tribal customers, as well as certain other customers, we advance funds for the construction and development of gaming facilities, some of which are required to be repaid. As a result of our adjustable-interest-rate notes payable and fixed-interest-rate-notes receivable described in “Item 1. Condensed Financial Statements, Note 7 Notes Receivable "and "Note 10 Credit Agreement, Long-Term Debt and Capital Leases,” we are subject to market risk with respect to interest rate fluctuations. Any material increase in prevailing interest rates could cause us to incur significantly higher interest expense.

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

Evaluation of Disclosure Control and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of March 31, 2011.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the second quarter of fiscal 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a party to various material legal proceedings, which are described in Note 14 Commitments and Contingencies, and incorporated by reference into this item, and in the Company’s Annual Report on Form 10-K filed for the year ended September 30, 2010 under the caption “Item 3. Legal Proceedings.”  We are subject to litigation from time to time in the ordinary course of our business, as well as litigation to which we are not a party that may establish laws that affect our business.  Except as discussed in Note 14 of the Notes to Condensed Consolidated Financial Statements included herein, which is incorporated by reference into this item, during the three month period covered by this Quarterly Report on Form 10-Q, the Company has not been named in any new material legal proceedings, and there have been no material developments in the previously reported legal proceedings.

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

For six month periods ended March 31, 2011 and 2010, approximately 60% and 57%, respectively, of our total revenues were from Native American tribes located in Oklahoma, and approximately 44% and 45%, respectively, of our total revenues were from one tribe in that state. Our relationship with that customer is largely governed by multiple development agreements. Some of these agreements are set to terminate pursuant to their terms during the next several years and we may not be able to renegotiate similar new agreements with that customer.

A significant concentration of our revenue comes from Oklahoma, and local economic, regulatory and licensing changes may adversely affect our Oklahoma customers, and therefore our development and placement fee agreements and our business, disproportionately to changes in national economic conditions, including adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, the loss of Oklahoma tribes as customers, including our largest customer, or a material decrease in our revenue share with our largest customer, would have a material and adverse effect upon our financial condition and results of operations. In addition, legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe previously avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. The State of Oklahoma permits other types of gaming, both at Native American tribal gaming facilities and at Oklahoma racetracks, and many of our competitors now seek entry into this market. The loss of significant market share to these new gaming opportunities or the increased presence of our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.  We believe that the introduction of our competitor’s more aggressive Class II machines, with characteristics of traditional slot machines, into the Oklahoma Class II market has adversely affected our operating results and market position in that state and may continue to do so in the future.

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

Our exclusive right to be the provider of certain third party products has expired.  We plan to continue purchasing equipment in order to maintain our footprint of third party product while concurrently continuing our strategy of transitioning away from a reliance on third party products.  Though we do not presently expect a loss of exclusivity to significantly affect the product portfolio we offer our customers, the loss of exclusivity increases the likelihood that as our agreements with these third party manufacturers expires, these manufacturers could place product directly or through other distributors on our customers’ floor.  Our loss of exclusivity could have the effect of diluting our win per unit, thus negatively impacting our revenue. Further, if we are unable to continue to provide either this third party product or certain features to enhance our third party product, our product performance could decline.

We may not collect all amounts recorded for value added taxes related to our operations in Mexico and may be subject to additional income tax as a result.

Our Mexican operations are subject to a value added tax, or VAT, which has been applied to product shipments originating outside of Mexico. We have an outstanding VAT receivable from the Mexican taxing authority primarily related to VAT levied on product shipments for 2006 and 2007.  At March 31, 2011 and September 30, 2010, the Company’s VAT receivable was $2.9 million and $4.6 million, respectively.  The Mexican taxing authority has ruled on the aforementioned years and has challenged the registration of certain of our transactions that have generated approximately $430,000 in VAT receivable.  Although we have fully reserved this amount, we have also formally contested these rulings, and we believe we have the necessary documentation to support the portion that has been challenged by the Mexican taxing authority.  However, the final resolution of the contested balances remains uncertain and may adversely affect the carrying value of the receivable. In addition, the Mexican taxing authorities have completed income tax audits for the 2006 and 2007 periods and issued an assessment of $15.2 million. The Company has appealed the assessment and believes that it has the necessary documentation to support its position; however, an adverse determination could result in additional foreign income tax expense we currently estimate to be in the range of $0 to $15.2 million, which may adversely affect our financial results.

Our success in the gaming industry depends in large part on our ability to expand into new and non-Native American markets.

Our expansion into non-Native American gaming activities will present new challenges and risks that could adversely affect our business and results of operations. As we expand into new markets, we expect to encounter business, legal, operational and regulatory uncertainties. As a result, we may encounter legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. If we are unable to effectively develop and operate within these new markets, then our business, operating results and financial condition would be impaired.  The failure to become licensed in one market may have the adverse effect of preventing licensing in other markets or the revocation of licenses we already maintain. Additionally, as we attempt to generate new streams of revenue by selling units to new customers we may have difficulty implementing an effective sales strategy. Our failure to successfully implement an effective sales strategy could cause our future operating results to vary materially from what management has forecast.

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

We enter into development and placement fee agreements to provide financing for construction, expansion, or remodeling of gaming facilities, primarily in the State of Oklahoma, but also have such agreements in place in other jurisdictions, such as Alabama.  Under our development and placement fee agreements, we secure a long-term revenue share percentage and a fixed number of player terminal placements in the facility, in exchange for funding the development and construction of the gaming facility.  We may not, however, realize the anticipated benefits of any of these strategic relationships or financings as our success in these ventures is dependent upon the timely completion of the gaming facility, the placement of our player terminals, and a favorable regulatory environment.  For example, in 2010, we took a material impairment charge for a note receivable for money lent in connection with a development agreement for an Alabama facility because of the legal uncertainty of electronic charitable bingo in that State.

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

While we continue to seek entry into already established gaming jurisdictions, demand for our products is also driven by the establishment of new gaming jurisdictions, the addition of new casinos or expansion of existing casinos within existing gaming jurisdictions and the replacement of existing gaming machines. The establishment or expansion of gaming in any jurisdiction typically requires a public referendum or other legislative action. As a result, gaming continues to be the subject of public debate, and there are numerous active organizations that oppose gaming. Opposition to gaming, such as that which we recently experienced in Alabama, could result in restrictions on or even prohibitions of gaming operations or the expansion of operations in any jurisdiction. In addition, the construction of new casinos or expansion of existing casinos fluctuates with demand, general economic conditions and the availability of financing. The rate of gaming growth in North America has diminished and machine replacements are at historically low levels. Slow growth in the establishment of new gaming jurisdictions, public protest, political opposition, delays in the opening of new or expanded casinos and continued declines in or low levels of demand for machine replacements could reduce the demand for our products and our future profits.

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

We have received licenses, findings of suitability, registrations, permits or approvals from a number of state, local, Native American, and foreign gaming regulatory authorities. Our Native American tribal customers are empowered to develop their own licensing procedures and requirements. Moreover, Native American tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within each Native American tribe.

In addition, we require new licenses, permits and approvals, including third-party certifications that our games comply with a particular jurisdiction's stated regulations, in order to meet our expectations for new market entry, and such licenses, permits or approvals may not be timely granted to us, or granted to us at all, which could have a material effect on our business in general and new market entry specifically. Obtaining and maintaining all required licenses, findings of suitability, registrations, permits or approvals is time consuming and expensive. The suspension, revocation, nonrenewal or limitation of any of our licenses would have a material adverse effect on our business operations, financial condition and results of operations.  Additionally, the gaming authorities may deny, limit, condition, suspend or revoke a gaming license or related approval for violations of applicable gaming laws and regulations and may impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition, and results of operations. If additional gaming laws or regulations are adopted, these regulations could impose restrictions or costs that could have a significant adverse effect on us.

Gaming laws and regulations may require our shareholders to undergo a suitability investigation, which may result in redemption of their securities.

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

A gaming authority may, in its discretion, require our shareholders to file applications, be investigated, and be found suitable to own our stock if it has reason to believe that the security ownership would be inconsistent with the declared policies of the regulatory body. Further, the costs of any investigation conducted by the gaming authority under these circumstances must be paid by the applicant and refusal or failure to pay these charges may constitute grounds for a finding that the applicant is unsuitable to own the securities. If the gaming authority determines that a person is unsuitable to own our stock, then, we can be sanctioned, including the loss of our approvals, if, without the prior approval of the gaming authority, we:

•	pay to the unsuitable person any dividend, interest or any distribution whatsoever;

•	recognize any voting right by the unsuitable person;

•	pay the unsuitable person renumeration in any form; or

•	make any payment to the unsuitable person including any principal, redemption, conversion, exchange or similar payment

While our shareholders recently approved a right to redeem shares of an unsuitable shareholder, a finding of unsuitability could have a material adverse effect on our business. If a gaming authority was to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. Furthermore, the gaming authority may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could materially adversely affect our gaming operations.

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

Additionally, Native American tribes generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States.  Before we can sue or enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe, the Native American tribe must effectively waive its sovereign immunity with respect to the matter in dispute, which we are not always able to obtain.  For example, our largest customer, who accounts for over 44% of our revenue as of March 31, 2011, has not given us a limited waiver of sovereign immunity.  Without a limited waiver of sovereign immunity, or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract.  Even if the waiver of sovereign immunity by a Native American tribe is deemed effective, there will be an issue as to the forum in which a lawsuit can be brought against the Native American tribe.  Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native American tribes and we may be unable to enforce any arbitration decision effectively.

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

Certain of our Class II Native American tribal customers have entered into compacts with the states in which they operate to permit the operation of Class III games. While we seek to also provide Class II alternatives in these markets, we believe the number of our Class II game machine placements in those customers’ facilities could decline significantly, and our operating results could be materially and adversely affected.  As our Native American tribal customers continue to transition to gaming under compacts with their respective states, we continue to face significant uncertainty in this market that makes our business in such markets difficult to manage and predict and we may be forced to compete with larger companies that specialize in Class III gaming as these companies move into these newly created Class III compact markets.  We believe the establishment of state compacts depends on a number of political, social, and economic factors that are inherently difficult to ascertain. Accordingly, although we attempt to closely monitor state legislative developments that could affect our business, we may not be able to timely predict if or when a compact could be entered into by one or more of our Native American tribal customers. For example, in Oklahoma, we anticipate that the introduction of Class III games will continue to pressure our market and revenue share percentages and may result in a shift in the market from revenue share arrangements to a sale model.

Our share repurchase program could increase the volatility of the price of our common stock.

On December 3, 2010, we announced that our Board of Directors approved a plan to repurchase up to $15 million of our outstanding common stock over the next three year period. The authorization is subject to a 10b5-1 plan, in which purchases may be made from time to time in the open market, subject to certain pricing parameters. As repurchases under the share repurchase program are subject to certain pricing parameters, there is no guarantee as to the exact number of shares that will be repurchased under the program.  Repurchases of our shares will reduce the number of our outstanding common stock and might incrementally increase the potential for volatility in our common stock by reducing the potential volumes at which our common stock may trade in the public market.

Casino operations are conducted at the discretion of our customers.

We seek to provide assistance to our key customers in the form of project management, with a focus on facility layout and planning, gaming floor configuration and customized marketing and promotional initiatives. Our key customers, however, are solely responsible for the operations of their facilities and are not required to consult us or take our advice on their operations, marketing, facility layout, gaming floor configuration, or promotional initiatives. Further, our customers are solely responsible for safety and security at their facilities.  Our customers have in the past, and will in the future, remodel and expand their facilities. To the extent that our machines are not a part of an optimized facility layout or gaming floor configuration, are not supported by effective marketing or promotional initiatives or are scheduled to be out of service during a facility remodeling, or our customers' facilities are closed or not visited because of end-users concern for safety, our operating results could suffer.

Litigation may adversely affect our business, financial condition and results of operations.

We are subject to legal and regulatory requirements applicable to our business and industry.  We are also subject to the risk of litigation by employees, customers, our customer's customers, patent owners, suppliers, shareholders or others through private actions, class actions, administrative proceedings and other legal proceedings.  Litigation can be lengthy, expensive, and disruptive to our operations and results cannot be predicted with certainty. Current estimates of loss regarding pending litigation may not be reflective of any particular final outcome. The results of rulings, judgments or settlements of pending litigation may result in financial liability that is materially higher than what management has estimated at this time and we may experience adverse publicity associated with litigation, regardless of whether the allegations are valid or whether we are ultimately found liable. We make no assurances that we will not be subject to liability with respect to current or future litigation. We maintain various forms of insurance coverage; however, substantial rulings, judgments or settlements could exceed the amount of insurance coverage (or any cost allocation agreement with an insurance carrier), or could be excluded under the terms of an existing insurance policy. Moreover, our failure to comply with procedural or operational requirements inherent to our policies may void coverage.  Additionally, failure to secure favorable outcomes in pending litigation could result in adverse consequences to our business, operating results and/or overall financial condition, including without limitation, possible adverse effects on compliance with the terms of our Credit Agreement.

Our current international businesses and potential expansion into other international gaming markets may present new challenges and risks that could adversely affect our business or results of operations.
In recent years, we have expanded our business into several countries, including Mexico, Israel, Malta, and Canada. The Maltese operations have ceased, the Israeli operations are immaterial from a financial perspective, the Canadian business has been project-oriented to date; however, we continue to seek growth in the international market and continue to operate in the Mexican market. We now operate approximately 4,500 units in Mexico, primarily across numerous facilities operated by one customer. Both revenue and the number of our units have recently declined in Mexico and there can be no assurances that either revenues will grow or that we will continue supplying new products to that market.
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
We have player stations not deployed as of March 31, 2011, which are considered part of our rental pool. We may not receive significant advance notice of decisions by our customers that could adversely affect the realizable value of these assets. If the opening of new facilities is altered negatively or the expansion, reduction or closing of an existing facility occurs, the realizable value of these assets could be adversely impacted. In such instances we may be required to recognize impairment charges on these assets.
Adverse decisions of tax authorities or changes in tax laws, rules or interpretations could have a material adverse effect on our results of operations and cash flow.

There may be changes in interpretation and enforcement of tax law. As a result, we may face increases in taxes payable if tax laws, regulations or treaties in the jurisdictions in which we operate are modified by the competent authorities in an adverse manner. In addition, various international, national, state, and local taxing authorities periodically examine us and our subsidiaries. The resolution of an examination or audit may result in us making a payment in an amount that differs from the amount for which we may have reserved with respect to any particular tax matter, which could have a material adverse effect on our cash flows, business, financial condition and results of operations for any affected reporting period.

We and our subsidiaries are engaged in certain intercompany transactions. Although we believe that these transactions reflect arm’s length terms and that proper transfer pricing documentation is in place which should be respected for tax purposes, the transfer prices and conditions may be scrutinized by local tax authorities, which could result in additional taxes becoming due.

We may not be successful in protecting our intellectual property rights, or avoiding claims that we are infringing upon the intellectual property rights of others.
We rely upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect our proprietary rights and technology, but these laws and contractual provisions provide only limited protection. We rely to a greater extent upon proprietary know‑how and continuing technological innovation to maintain our competitive position. Insofar as we rely on trade secrets, unpatented know‑how and innovation, others may be able to independently develop similar technology, or our secrecy could be breached. The issuance of a patent to us does not necessarily mean that our technology does not infringe upon the intellectual property rights of others. As we enter into new markets by leveraging our existing technology, and by developing new technology and new products, it becomes more and more likely that we will become subject to infringement claims from other parties. Problems with patents or other rights could increase the cost of our products, or delay or preclude new product development and commercialization. If infringement claims against us are valid, we may seek licenses that might not be available to us on acceptable terms or at all. Litigation would be costly and time consuming, but may become necessary to protect our proprietary rights or to defend against infringement claims. We could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others or in asserting claims against others. We cannot guarantee that our intellectual property will provide us with a competitive advantage or that it will not be circumvented by our competitors.
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
We integrate various third-party software products as components of our software and rely on third-party manufacturers to manufacture our equipment, and some of these components, or parts that are required for these components, are produced in Japan. Our business could be disrupted if the manufacturers or this software, or functional equivalents of this software, were either no longer available to us or no longer offered to us on commercially reasonable terms. In either case, we could be required to either redesign our software to function with alternate third-party software, or to develop or manufacture these components ourselves, which would result in increased costs and could result in delays in our deployment of our gaming systems and player terminals. Furthermore, we might be forced to limit the features available in our current or future software offerings.
We rely on intellectual property licenses from one or more third party competitors, the loss of which could materially affect our business and the sale or placement of our products.  Various third party gaming manufacturers with which we compete are much larger than us and have substantially larger intellectual property assets.  The gaming manufacturer industry is very competitive and litigious, and a lawsuit brought by one of our larger competitors whether or not well-founded, may have a material effect on our business and our ability to sell or place our products.
We rely on the content of certain software that we license from third-party vendors and often distribute and sell such software to our customers. The software could contain “open source” code, require a resale license or contain bugs that could have an impact on our business. We also rely on the technology of third-party vendors, such as telecommunication providers, to operate our nationwide broadband telecommunications network. A serious or sustained disruption of the provision of these services could result in some of our player terminals being non‑operational for the duration of the disruption, which would reduce over-all revenue from those player terminals.
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

The operating and financial restrictions and covenants in our Credit Agreement may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our Credit Agreement requires us to limit capital expenditures to $40 million, maintain a total leverage ratio of no more than 1.50:1.00 and a minimum fixed charge coverage ratio of at least 1.50:1.00. The Credit Agreement contains certain covenants that, among other things, restrict our and our subsidiaries’ ability to:

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
Management maintains internal operational controls and we have invested, and are continuing to invest, in technology to help us streamline our enterprise information systems. However, we may not be able to continue processing at the same or higher levels of transactions. If our systems of internal controls should fail to work as expected, if our systems were to be used in an unauthorized manner, or if employees were to subvert the system of internal controls, significant losses could occur.

We process transactions on a daily basis and are exposed to numerous types of operational risk, which could cause us to incur substantial losses. Operational risk resulting from inadequate or failed internal processes, people, and systems includes the risk of fraud by employees or persons outside of our company, the execution of unauthorized transactions by employees, errors or omissions relating to transaction processing and systems, and breaches of the internal control system and compliance requirements. This risk of loss also includes potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards and such risk may be excluded under the terms of an existing insurance policy.

We seek to establish and maintain systems of internal operational controls that provide management with timely and accurate information about our level of operational risk, as well as key data points, such as regional statistics. We intend that these systems will help manage operational risk at appropriate, cost effective levels. We have also established procedures that are designed to ensure that policies relating to conduct, ethics and business practices are followed. Nevertheless, we experience loss from operational risk from time to time, including the effects of operational errors, and these losses may be substantial.
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
The integrity and security of our gaming systems are critical to our ability to attract customers and players. We strive to set exacting standards of personal integrity for our employees and for system security involving the gaming systems that we provide to our customers. Our reputation in this regard is an important factor in our business dealings with our current and potential customers as well as licensing boards. For this reason, an allegation or a finding of improper conduct on our part or on the part of one or more of our employees that is attributable to us, or of an actual or alleged system security defect or failure attributable to us, could have a material adverse effect upon our business, financial condition, results and prospects, including our ability to retain existing contracts or obtain new or renewed contracts.
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
Any disruption in our network or telecommunications services, adverse weather conditions or other catastrophic events in the areas in which we operate could affect our ability to operate our games, which would result in reduced revenues and customer down time. Our network is susceptible to outages due to fire, floods, power loss, break-ins, cyberattacks and similar events. We have multiple site back‑up for our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses and break-ins. Similar disruptions from unauthorized tampering with our computer systems in any such event could have a material adverse effect on our business, operating results and financial condition. We are parties to certain agreements that could require us to pay damages resulting from loss of revenues if our systems are not properly functioning, or as a result of a system malfunction or an inaccurate pay table.
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
Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, if we fail to meet the terms specified in those contracts we may not realize their full benefits. For example, our agreement with the New York State Division of the Lottery permits termination of the contract at any time for failure by us or our system to perform properly. Failure to perform under our contracts could result in substantial monetary damages, as well as contract termination. Our results of operations are dependent on our ability to maximize our earnings from our contracts.
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

Our Board of Directors has the authority to issue 2,000,000 shares of preferred stock and to determine the terms of such preferred stock without shareholder approval. While we currently do not have any preferred stock issued and our Board of Directors has no current plans, agreements or commitments to issue any shares of preferred stock, the issuance of such preferred stock may delay, defer or prevent a change in control because the terms of any issued preferred stock could potentially prohibit our consummation of any acquisition, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction.  In addition, the issuance of preferred stock could have a dilutive effect on our shareholders and affect the price of our common stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Company (1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
December 3, 2010 -December 31, 2010	394,074	5.13	394,074	$13.0 million
January 1, 2011 -January 31, 2011	345,600	5.77	345,600	$11.0 million
February 1, 2011 - February 28, 2011	175,132	5.40	175,132	$10.0 million
March 1, 2011 - March 31, 2011	241,269	5.41	241,269	$8.7 million
Total	1,156,075	5.42	1,156,075

(1)    On December 3, 2010, the Company announced that its Board of Directors had authorized the repurchase of $15.0 million of its common stock over the next three year period (the "Share Repurchase Program"). The Share Repurchase Program is subject to a 10b5-1 plan, in which purchases may be made from time to time in the open market, subject to certain pricing parameters. All purchases were made pursuant to the publicly announced Share Repurchase Program.

ITEM 6.                 EXHIBITS

(a)           Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 4, 2011	Multimedia Games Holding Company, Inc.

		By:	/s/ Adam D. Chibib†
Adam D. Chibib
Chief Financial Officer

†Mr. Chibib is signing as an authorized officer and as our Principal Financial Officer and Principal Accounting Officer.

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION

3.1	Amended and Restated Articles of Incorporation	(1)

3.2	Amendment to Articles of Incorporation	(2)

3.3	Amendment to Articles of Incorporation	(3)

3.4	Fifth Amended and Restated Bylaws	(4)

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)

31.2	Certification of Principal Accounting Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(*)

32.1	Certification as required by Section 906 of the Sarbanes Oxley Act of 2002	(*)

(1)	Incorporated by reference to our Form 10-QSB for the quarter ended March 31, 1997, as filed with the Securities and Exchange Commission, or SEC, on May 15, 1997.

(2)	Incorporated by reference to our Form 10-Q for the quarter ended December 31, 2003, as filed with the SEC on February 17, 2004.

(3)	Incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on April 5, 2011.

(4)	Incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on March 23, 2011.

(*)	Filed herewith.