Form 10-Q
period 2011-06-30
MULTIMEDIA GAMES HOLDING COMPANY, INC.
filed 2011-08-05
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:          Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files): Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 1, 2011, there were 26,601,330 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2011 and September 30, 2010
(In thousands, except shares)
(Unaudited)

	June 30, 2011	September 30, 2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,236	$21,792
Accounts receivable, net of allowance for doubtful accounts of $680 and $614, respectively	13,106	11,119
Inventory	6,388	3,561
Prepaid expenses and other	2,393	2,713
Current portion of notes receivable, net	14,415	13,698
Federal and state income tax receivable	1,257	19,658
Total current assets	86,795	72,541
Property and equipment and leased gaming equipment, net	46,126	48,588
Long-term portion of notes receivable, net	14,396	25,193
Intangible assets, net	27,779	31,510
Value added tax receivable, net of allowance of $934 and $880, respectively	3,119	4,627
Other assets	3,198	3,635
Total assets	$181,413	$186,094
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$2,963	$750
Accounts payable and accrued expenses	22,118	21,501
Deferred revenue	1,539	3,083
Total current liabilities	26,620	25,334
Long-term debt, less current portion	41,100	43,875
Other long-term liabilities	679	737
Deferred revenue, less current portion	973	1,551
Total liabilities	69,372	71,497
Commitments and contingencies
Stockholders’ equity:
Preferred stock: Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 34,287,622 and 33,523,082 shares issued, and 26,560,165 and 27,619,665 shares outstanding, respectively	343	335
Additional paid-in capital	93,810	89,598
Treasury stock, 7,727,457 and 5,903,417 common shares at cost, respectively	(60,164)	(50,128)
Retained earnings	78,006	75,432
Accumulated other comprehensive income (loss), net	46	(640)
Total stockholders’ equity	112,041	114,597
Total liabilities and stockholders’ equity	$181,413	$186,094

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended June 30, 2011 and 2010
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010
REVENUES:
Gaming operations	$24,557	$23,810
Gaming equipment and system sales	8,525	4,935
Other	317	331
Total revenues	33,399	29,076
OPERATING COSTS AND EXPENSES:
Cost of gaming operations revenue(1)	2,364	2,655
Cost of equipment and system sales	3,760	2,522
Selling, general and administrative expenses	10,498	9,738
Write-off, reserve, impairment & settlement charges	634	381
Research and development	3,332	3,041
Amortization and depreciation	10,207	12,760
Total operating costs and expenses	30,795	31,097
Operating income (loss)	2,604	(2,021)
OTHER INCOME (EXPENSE):
Interest income	586	830
Interest expense	(813)	(1,012)
Other Income (expense)	213	(49)
Income (loss) before income taxes	2,590	(2,252)
Income tax benefit	178	2,612
Net income	$2,768	$360

Basic income per common share	$0.10	$0.01
Diluted income per common share	$0.10	$0.01

Shares used in income per common share:
Basic	27,184	27,437
Diluted	27,813	27,962
________________________________

(1)
Cost of gaming operations revenue exclude depreciation and amortization of gaming equipment, content license rights and other depreciable assets, which are included separately in the amortization and depreciation line item.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Nine Months Ended June 30, 2011 and 2010
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended
	June 30,
	2011	2010
REVENUES:
Gaming operations	$69,978	$69,648
Gaming equipment and system sales	21,035	16,354
Other	1,119	1,477
Total revenues	92,132	87,479
OPERATING COSTS AND EXPENSES:
Cost of gaming operations revenue(1)	6,575	7,123
Cost of equipment and system sales	10,386	7,473
Selling, general and administrative expenses	31,260	29,178
Write-off, reserve, impairment & settlement charges	837	3,896
Research and development	9,726	8,922
Amortization and depreciation	30,527	39,984
Total operating costs and expenses	89,311	96,576
Operating income (loss)	2,821	(9,097)
OTHER INCOME (EXPENSE):
Interest income	2,021	2,798
Interest expense	(2,461)	(3,462)
Other income	801	64
Income (loss) before income taxes	3,182	(9,697)
Income tax (expense) benefit	(608)	331
Net income (loss)	$2,574	$(9,366)

Basic income (loss) per common share	$0.09	$(0.34)
Diluted income (loss) per common share	$0.09	$(0.34)

Shares used in income (loss) per common share:
Basic	27,963	27,340
Diluted	28,610	27,340
________________________________

(1)
Cost of gaming operations revenue exclude depreciation and amortization of gaming equipment, content license rights and other depreciable assets, which are included separately in the amortization and depreciation line item.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2011 and 2010
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,574	$(9,366)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and depreciation	30,527	39,984
Accretion of contract rights	5,269	5,053
Share-based compensation	1,295	1,454
Other non-cash items	486	3,618
Deferred income taxes	—	4,107
Interest income from imputed interest	(1,842)	(2,529)
Changes in operating assets and liabilities	16,740	6,889
NET CASH PROVIDED BY OPERATING ACTIVITIES	55,049	49,210

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(26,903)	(23,947)
Acquisition of intangible assets	(3,431)	(2,614)
Advances under development and placement fee agreements	(800)	(3,040)
Repayments under development agreements	10,747	13,233
NET CASH USED IN INVESTING ACTIVITIES	(20,387)	(16,368)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,925	998
Principal payments of long term debt	(562)	(15,187)
Payments on revolving lines of credit	—	(15,000)
Proceeds from revolving line of credit	—	15,000
Purchase of treasury stock	(10,036)	—
NET CASH USED IN FINANCING ACTIVITIES	(7,673)	(14,189)

EFFECT OF EXCHANGE RATES ON CASH	455	(294)
Net increase in cash and cash equivalents	27,444	18,359
Cash and cash equivalents, beginning of period	21,792	12,455
Cash and cash equivalents, end of period	49,236	30,814

SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$2,203	$2,889
Income tax refunded, net	$17,897	$5,405
NON-CASH TRANSACTIONS:
Change in contract rights resulting from imputed interest on development agreement notes receivable	$93	$(229)

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

The Company continues to derive the majority of its gaming revenues from participation, or revenue share, agreements.  Under the Company's participation agreements, the Company places player terminals and systems, along with the Company's proprietary and other licensed game content, at a customer's facility in return for a share of the revenues that these terminals and systems generate.  The Company also generates revenues from the sale of gaming units and systems though the Company is seeking to increase its for-sale revenues as the Company expands into additional gaming jurisdictions and into other segments of the gaming market.  In addition, the Company generates revenues by providing the central determinant system for video lottery terminals installed at racetracks in the State of New York and operated by the New York State Division of the Lottery.  The Company offers content for its gaming systems that has been designed and developed by the Company, as well as game themes the Company has licensed from others. The Company currently operates in one business segment.

Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes contained within the Company’s Annual Report on Form 10-K for the year ended September 30, 2010.

The unaudited condensed consolidated financial statements included herein as of June 30, 2011, and for each of the three and nine month periods ended June 30, 2011 and 2010, have been prepared by the Company pursuant to accounting principles generally accepted in the United States ("U.S. GAAP"), and the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the period ended June 30, 2011 are not necessarily indicative of the results which will be realized for the year ending September 30, 2011. References to specific U.S. GAAP within this report cite topics within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). We have evaluated all subsequent events through the date that the condensed consolidated financial statements were issued.  The condensed consolidated balance sheet as of September 30, 2010 was derived from the audited consolidated financial statements at that date.

The Company’s financial statements include the accounts of Multimedia Games Holding Company, Inc. and its wholly-owned subsidiaries: Multimedia Games, Inc. (f/k/a MegaBingo, Inc.), MGAM Systems, Inc., MegaBingo International, LLC,Multimedia Games de Mexico 1, S. de R.L. de C.V., and Servicios de Wild Basin S. de R.L. de C.V. Intercompany balances and transactions have been eliminated.

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

Reclassification
Reclassifications were made to the prior-period financial statements to conform to the current period presentation.  Such reclassifications include the cash flow line item, "transfer of leased gaming equipment to inventory" from previously filed reports was combined with the cash flow line item "acquisitions of property and equipment and leased gaming equipment." The statement of operations had the following reclassifications: (i) "cost of gaming operations revenue" was reclassified from "cost of equipment and system sales" and "selling, general and administrative expenses"; (ii) "research and development" was reclassified from "selling, general and administrative expenses"; and (iii) foreign exchange gains and losses have been reclassified to "other income (expense)" from "selling, general and administrative expenses". These reclassifications did not have an impact on the Company’s previously reported results of operations or earnings (loss) per share amounts.  Additionally, these reclassifications did not impact compliance with any applicable debt covenants in the Company’s credit agreement.

Revenue Recognition
The Company derives revenue from the following sources:

■	Gaming Operations
Participation revenue generated from the Company’s commercial products, Class III products, Native American Class II products, charity bingo and other bingo products, lottery systems and Class III back office systems

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

The majority of the Company’s gaming revenue is generated under lease participation arrangements when the Company provides its customers with player terminals, player terminal-content licenses and back-office equipment, collectively referred to as gaming equipment. Under these arrangements, the Company retains ownership of the gaming equipment installed at customer facilities, and the Company receives revenue based on a percentage of the net win per day generated by the gaming equipment or a fixed daily fee based on the number of player terminals installed at the facility. Revenue from lease participation or daily fee arrangements are considered both realizable and earned at the end of each gaming day.

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

Management reviews long-lived asset classes for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. During the three month periods ended June 30, 2011 and 2010, in the ordinary course of business activities or upon reviewing the nature of the assets, the Company charged operations by recording reserves or writing off $113,000 and $24,000, respectively, of property and equipment and leased gaming equipment and $372,000 and $380,000, respectively, for the nine month periods ended June 30, 2011 and 2010.

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

Other Assets
Other assets consist of restricted cash, long-term pre-paids and refundable deposits. At June 30, 2011 and September 30, 2010, the restricted cash balances were $679,000 and $737,000, respectively, representing the fair value of investments held by the Company's prize fulfillment firm related to outstanding MegaBingo® jackpot prizes.

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

Other Long-Term Liabilities
Other long-term liabilities include investments held at fair value by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities.  These annuities were $679,000 and $737,000 as of June 30, 2011 and September 30, 2010, respectively.

Other Income (Expense)
Other income was $213,000 and $801,000 for the three and nine month periods ended June 30, 2011, respectively. Other income primarily resulted from a gain on the exchange of used equipment with our third party equipment suppliers, as well as gains or losses incurred on foreign currency transactions primarily related to our Mexico operations.

Other expense was $49,000 for the three month periods and other income was $64,000 for the nine month periods ended June 30, 2010, respectively. Other income (expense) resulted from gains and losses incurred on foreign currency transactions primarily related to our Mexico operations.

Research and Development Costs
Research and development costs for the three and nine month periods ended June 30, 2011 were $3.3 million and $9.7 million respectively, include hardware and software development efforts related to future gaming products and systems and enhancements to our existing product lines. Research and development costs for the three and nine month periods ended June 30, 2010 were $3.0 million and $9.0 million respectively.

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

Costs of Computer Software
Software development costs have been accounted for in accordance with ASC Topic 985, “Software.”  Under ASC Topic 985, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized software development costs of approximately $1.3 million and $820,000 during the three month periods ended June 30, 2011 and 2010, respectively. Software development costs primarily consist of personnel costs and gaming lab testing fees. The Company begins to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, not to exceed five years. Amortization of software development costs is included in amortization and depreciation in the accompanying condensed consolidated statements of operations.

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

The Company granted to certain of its employees the option to purchase, in the aggregate, 66,100 shares of the Company's common stock during the three months ended June 30, 2011 at an average fair value per share price of $5.47. Total pretax share-based compensation for the three and nine month periods ended June 30, 2011 were $313,000 and $1.3 million, respectively; and $230,000 and $1.5 million, respectively, for the three and nine month periods ended June 30, 2010.  In the three and nine month periods ended June 30, 2011, the Company did not recognize an income tax benefit for stock-based compensation arrangements as we determined that it is more likely than not that we will not be able to realize the benefit of deferred tax assets in the foreseeable future. As of June 30, 2011, $5.1 million of unamortized stock compensation expense, including estimated forfeitures, remained, which will be recognized over the vesting periods of the various stock option grants.

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

Comprehensive Income (Loss)
Comprehensive income (loss) consists of the following:

	Three months ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in thousands)		(in thousands)
Net income (loss)	$2,768	$360	$2,574	$(9,366)
Foreign currency translation adjustment	63	(448)	686	617
Comprehensive income (loss)	$2,831	$(88)	$3,260	$(8,749)

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

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, "Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" (ASU 2011-04). The guidance improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The new guidance is effective for interim or annual periods beginning after December 15, 2011. The Company expects to adopt the guidance in fiscal year 2012 and is currently in the process of evaluating the impact the guidance will have on its consolidated results of operations, financial position and cash flows.

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income" (ASU 2011-05). The guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in comprehensive income, while facilitating the convergence of U.S. GAAP and IFRS. The guidance eliminates the option to present components of other comprehensive income as part of the statement of stockholders' equity, and instead requires a single continuous statement of comprehensive income as part of the statement of operations or a separate, but continuous, statement of other comprehensive income. The new guidance is effective for interim or annual periods beginning after December 15, 2011. The Company expects to adopt the guidance in fiscal year 2012, although early adoption is permitted. The Company does not expect the guidance to have a material impact on its consolidated results of operations, financial position and cash flows, other than the presentation thereof.

3.  DEVELOPMENT AND PLACEMENT FEE AGREEMENTS

The Company enters into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to placement of the Company's player terminals, and the Company receives a fixed percentage of those player terminals' hold per day over the term of the agreement which is generally for 42 - 83 months. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of the Company's guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the operating profits of the facility to be used to repaysome or all of the advances recorded as notes receivable. Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the gaming facility. In the past and in the future, the Company may, by mutual agreement and for consideration, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset recovered for that particular development or placement fee agreement, if any, and the remaining net book value of the intangible asset is prospectively amortized on a straight-line method over the remaining estimated useful life.

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstances during the three and nine month periods ended June 30, 2011, which would require an impairment charge to the carrying value of intangible assets recorded in connection with development agreements.

The following net amounts related to advances made under development and placement fee agreements and were recorded in the following balance sheet captions:

	June 30, 2011	September 30, 2010
Included in:	(In thousands)
Notes receivable, net	$26,406	$35,404
Intangible assets – contract rights, net of accumulated amortization	$22,517	$26,894

4.      INVENTORY

Inventory consisted of the following (in thousands):

	June 30, 2011	September 30, 2010
Raw materials and component parts, net	$4,041	$2,408
Work in progress	849	632
Finished goods	1,498	521
Total Inventory	$6,388	$3,561

5.      PROPERTY AND EQUIPMENT AND LEASED GAMING EQUIPMENT

The Company’s property and equipment and leased gaming equipment consisted of the following (in thousands):

	June 30, 2011			September 30, 2010
	Cost	Accum. Depr.	Net Book Value	Cost	Accum. Depr.	Net Book Value
Rental pool – deployed	$163,476	$130,221	$33,255	$174,753	$135,125	$39,628
Rental pool – undeployed (1)	78,584	68,118	10,466	68,107	61,474	6,633
Machinery and equipment	11,911	10,948	963	14,005	12,900	1,105
Computer software	6,821	6,176	645	7,965	7,394	571
Vehicles	2,309	1,830	479	2,476	2,149	327
Other	2,942	2,624	318	4,332	4,008	324
Total property and equipment and leased gaming equipment	$266,043	$219,917	$46,126	$271,638	$223,050	$48,588
______________________________________

(1)	Gaming equipment and third-party gaming content licenses begin depreciating when they are available for customer use.

In accordance with ASC Topic 360, “Property, Plant, and Equipment,” the Company (i) recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows; and (ii) measures an impairment loss as the difference between the carrying amount and fair value of the asset.

During the three and nine month periods ended June 30, 2011, in the ordinary course of business activities or upon reviewing the nature of the assets, the Company disposed, wrote off or sold $634,000 and $1.5 million respectively of third-party gaming content licenses, Native American tribal gaming facilities and portable buildings, vehicles, deployed gaming equipment, or other equipment. In the same periods ended June 30, 2010, the Company disposed, wrote off or sold $303,000 and $1.9 million respectively.

The rental pool includes leased gaming equipment placed under participation arrangements that are either at customer facilities(rental pool – deployed) or warehoused by the Company for future deployment (rental pool – undeployed).

6.      INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following:

	June 30, 2011	September 30, 2010	Estimated Useful Lives
	(In thousands)
Contract rights	$48,361	$51,777	4-7 years
Internally-developed gaming software	34,561	31,355	1-5 years
Patents and trademarks	6,858	6,776	1-5 years
Other	250	250	3-5 years
Total intangible assets	90,030	90,158
Less accumulated amortization	(62,251)	(58,648)
Total intangible assets, net	$27,779	$31,510

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements or placement fees. The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the accompanying condensed consolidated statements of operations.

Internally developed gaming software is accounted for under the provisions of ASC Topic 985 “Software” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally-developed games over a twelve month period, gaming engines over an eighteen month period, gaming systems over a three-year period and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the three and nine month periods ended June 30, 2011, amortization expense related to internally-developed gaming software was $763,000 and $2.4 million, respectively; $739,000 and $1.9 million, respectively, for the three and nine month periods ended June 30, 2010. During the three and nine month periods ended June 30, 2011, the Company had write-offs related to internally-developed gaming software and patents and trademarks of $56,000 and $86,000, compared to write-offs of $43,000 and $234,000, respectively, for the three and nine month periods ended June 30, 2010.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

7.      NOTES RECEIVABLE

The Company’s notes receivable consisted of the following:

	June 30, 2011	September 30, 2010
	(In thousands)
Notes receivable from development agreements	$28,609	$39,356
Less imputed interest discount reclassed to contract rights	(2,203)	(3,952)
Notes receivable from equipment sales and other	2,405	3,487
Notes receivable, net	28,811	38,891
Less current portion	(14,415)	(13,698)
Notes receivable – non-current	$14,396	$25,193

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.  Notes receivable from equipment sales consisted of financial instruments issued by customers for the purchase of player terminals and licenses, and bore interest at 5.25% as of June 30, 2011. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the note receivable outstanding.

8.  VALUE ADDED TAX RECEIVABLE

The Company's value added tax (VAT) receivable is a receivable from the Mexican taxing authority primarily related to a value added tax levied on product shipments originating outside of Mexico.  At June 30, 2011 and September 30, 2010, the Company’s VAT receivable was $3.1 million and $4.6 million, respectively.  The majority of the VAT receivable relates to shipments that occurred in 2006 and 2007.

The Company has received rulings from the Mexican taxing authority for 2006 and 2007 indicating that the Mexican taxing authority has challenged the registration of certain of the Company's transactions that have generated a VAT receivable of approximately $430,000, all of which has been fully reserved.  Although the Company has fully reserved this amount, it has formally contested these rulings, and continues to believe it has the necessary evidence for a reasonable defense. However, the final resolution of the contested balances remains uncertain and may adversely affect the carrying value of the receivable and may have an adverse affect on the Company's foreign income tax expense. See Note 14 of the Notes to Consolidated Financial Statements "Commitments and Contingencies."

9.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company’s accounts payable and accrued expenses consisted of the following:

	June 30, 2011	September 30, 2010
	(In thousands)
Trade accounts payable	$7,783	$8,157
Accrued expenses	6,879	5,957
Accrued bonus and salaries	4,251	4,500
Other	3,205	2,887
Accounts payable and accrued expenses	$22,118	$21,501

10.      CREDIT AGREEMENT, LONG-TERM DEBT AND CAPITAL LEASES

The Company’s Credit Agreement, long-term debt and capital leases consisted of the following:

	June 30, 2011	September 30, 2010
	(In thousands)
Term loan facility	$44,063	$44,625
Less: current portion of long-term debt	(2,963)	(750)
Long-term debt, less current portion	$41,100	$43,875

The Company recently amended its credit agreement on August 3, 2011. As of June 30, 2011, the Company's original credit agreement with Comerica Bank, dated as of April 27, 2007, as amended (the "Original Credit Agreement"), provided that (i) the consolidated total leverage ratio to a ratio be not greater than 1.50 to 1.00; (ii) the total borrowing capacity under the Original Credit Agreement was $90 million, which included a $45 million revolving credit facility and a t$45 million term loan; and (iii) the definition of Consolidated EBITDA was to include any extraordinary, unusual or non-cash non-recurring expenses or losses (including, whether or not otherwise includable as a separate item in the Consolidated Statement of Operations for such period, losses on sales of assets outside the ordinary course of business) of up to $10 million, commencing June 30, 2010.  As a result of this definition of Consolidated EBITDA, the Company has historically calculated Adjusted EBITDA because Adjusted EBITDA was the basis for which compliance with a number of covenants were determined in the Original Credit Agreement, including certain ratios.  The calculation of Adjusted EBITDA was as follows:

Consolidated net income or loss
+ Interest expense
+ Depreciation and amortization expense
+ Non-cash expense related to stock compensation
+ Extraordinary, unusual or non-cash non-recurring expenses or losses (up to $10 million)

- Non-cash income items
- Extraordinary income or gains

As of June 30, 2011, the Company was in compliance with all loan covenants, the $44.1 million term loan bore interest at 6.5% and the Company had approximately $45.0 million available under the Original Credit Agreement, subject to covenant restrictions.

The Company accounts for amendments or changes to the Original Credit Agreement in accordance with ASC 470-50-40-21, “Modifications and exchanges of line of credit or revolving debt arrangements.”  Based on the requirements of ASC 470-50-40-21, the Company is amortizing the remaining deferred costs of obtaining the Original Credit Agreement of approximately $565,000 over the remaining term of the Original Credit Agreement.

The Original Credit Agreement was collateralized by substantially all of the Company’s assets, and also contained financial covenants as defined in the agreement. The Original Credit Agreement required certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in its businesses). The Original Credit Agreement provided the Company with the ability to finance development agreements and acquisitions and working capital for general corporate purposes. Advances under the revolving credit commitment and the term loan were set to mature on April 27, 2012.

On August 3, 2011, the Company entered into an amended and restated credit agreement with Comerica Bank in its capacity as administrative agent and lead arranger and Wells Fargo Bank, N.A., as syndication agent (the "Amended Credit Agreement") to provide the Company a $74 million credit facility which replaced its previous credit facility in its entirety. The Amended Credit Agreement consists of three facilities; an approximately $20.6 million revolving credit facility, a $37 million term loan and an approximately $16.4 million draw-to term loan. The Amended Credit Agreement matures on August 3, 2016. The term loan is amortized on a straight line basis over a ten year period, payable in equal quarterly installments of $925,000. The revolving credit facility and the draw-to term loan provide the Company the ability to finance development and placement agreements, acquisitions, and working capital for general corporate purposes. At closing, the Company fully drew down the $37 million term loan, drew down approximately $6.9 million on the revolving credit facility and had no amounts outstanding on the draw-to term loan. The Company's total indebtedness remains unchanged after giving effect to the closing.

The components of the Amended Credit Agreement will be priced based on an applicable margin grid according to the Company's leverage ratio. Assuming that the Company utilizes LIBOR as the key interest rate driver the following margins would apply based on the applicable leverage ratio:

	Level I	Level II
Consolidated Total Leverage Ratio	Less than 0.75 to 1.00	Greater than or equal to 0.75 to 1.00
Term loan	3.00	3.50
Revolving credit facility	2.25	2.75
Draw-to term loan	3.00	3.50

Level II pricing will apply to the Amended Credit Agreement until the Company delivers its financial statements for the year ended September 30, 2011.

The Company will be subject to two primary financial covenants; a total leverage ratio and a fixed charge coverage ratio. The total leverage ratio is calculated as total net funded debt to EBITDA(net income before interest expense, tax expense, depreciation and amortization expense, stock compensation expense and any extraordinary, unusual or non-cash non-recurring expenses up to $7.5 million for any trailing twelve month period). Total net funded debt is defined as total funded debt of the Company less cash in excess of $10.0 million. The Company will be required to maintain a total leverage ratio of 1.5 to 1.0.

The fixed charge coverage ratio is calculated as EBITDA minus:

•	Income tax expense

•	Dividends or other distributions on equity, not funded by the Amended Credit Agreement

•	Routine capital expenditures, defined as $2.5 million per quarter

•	Repurchases or redemptions of capital stock, not funded by the Amended Credit Agreement

•	Payments and advances under development agreements, not funded by the Amended Credit Agreement compared to fixed charges, which include interest expense and all regularly scheduled installments of principal. The Company will be required to maintain a fixed charge coverage ratio of 1.2 to 1.0.

In accordance with the provision of ASC Topic 470, “Debt,” as of June 30, 2011, the Company adjusted its current portion of long-term debt to reflect the principal amounts paid subsequent to the balance sheet or required to be paid within one year based on the terms of the Amended Credit Agreement.

11.    WRITE-OFF, RESERVE, IMPAIRMENT AND SETTLEMENT CHARGES

Write-off, reserve, impairment and settlement charges, other than items written-off in the normal course of business, for the three and nine months periods ended June 30, 2011 and 2010 consisted of the following:

	Three months ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Reserve against note and accounts receivable	—	—	—	2,912
Write-off of install costs and portable buildings in Alabama	—	—	203	332
Mexico customs audit	150	—	150	—
Central system service interruption	484	—	484	—
Write-off of prepaid loan fees	—	381	—	381
Write-off of property and equipment and intangibles	—	—	—	271
Total write-off, reserve, impairment and settlement charges	$634	$381	$837	$3,896

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

	Three months ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income (loss) available to common shareholders (in thousands)	$2,768	$360	2,574	(9,366)
Weighted average common shares outstanding	27,184,248	27,436,616	27,963,097	27,339,511
Effect of dilutive securities:
Options	628,606	525,058	646,465	—
Weighted average common and potential shares outstanding	27,812,854	27,961,674	28,609,562	27,339,511
Basic income (loss) per share	$0.10	$0.01	$0.09	$(0.34)
Diluted income (loss) per share	$0.10	$0.01	$0.09	$(0.34)

Certain options to purchase shares of the Company's common stock were not included in the weighted average common and potential shares outstanding in the computation of dilutive earnings per share, due to the antidilutive effects of a net loss:

	Three months ended June 30,		Nine month periods ended June 30,
	2011	2010	2011	2010
Common Stock Options	3,710,894	3,857,108	3,643,712	6,374,719
Range of exercise price	$3.69 - $18.71	$3.58 - $18.71	$3.50 - $18.71	$3.58 - $18.71

In the three and nine month period ended June 30, 2011, options to purchase approximately 3.7 million and 3.6 million shares of common stock, with exercise prices ranging from $3.69 to $18.71 for the three month period and $3.50 to $18.71 for the nine month period per share respectively, were not included in the computation of dilutive loss per share, due to their antidilutive effect.

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

13.    COMMON STOCK REPURCHASE PROGRAM

On December 3, 2010, the Company announced that its Board of Directors had authorized the repurchase of $15.0 million of its common stock over the next three year period. During the three month period ended June 30, 2011, the Company purchased 667,965 shares of its common stock for approximately $3.7 million at an average cost of $5.59 per share, exclusive of broker fees. During the nine month period ended June 30, 2011, the Company purchased 1.8 million shares of its common stock for approximately $10.0 million at an average cost of $5.48 per share, exclusive of broker fees. At June 30, 2011 approximately $5.0 million remained on the repurchase authorization. The share repurchase program is subject to a 10b5-1 plan, in which purchases may be made from time to time in the open market, subject to certain pricing parameters and the Company's Credit Agreement.

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

Mexico Income Tax Audits

The Company's Mexican subsidiary, Multimedia Games de Mexico 1, S. de R.L. de C.V., or Multimedia Games de Mexico, has been under audit by the Mexico taxing authorities for the periods ended December 31, 2006 and 2007. On November 19, 2010, the Company filed before the taxing authorities an administrative appeal against the resolutions set forth by the taxing authorities in ruling number 500-74-02-04-03-2010-9403, which assessed an income and value added tax deficiency to Multimedia Games de Mexico for the 2007 tax year in the amount of approximately $15.5 million, resulting from presumed omission of income, disallowed deductions, lack of distribution of dividends, value added tax deficiency, penalties and inflation adjustments, as well as an additional employee's profit sharing in the amount of approximately $670,000. The principal basis for the taxing authorities' assessment for the 2007 tax year is that the Company could not substantiate certain asset acquisitions with original shipping manifests, thus the authorities make the assumption that the assets have been sold, resulting in taxable income. The Company has appealed the assessment and believes that it can provide evidence that it still holds the assets at customer locations or within its warehouse in Mexico City, thus supporting it has not sold such assets. Management continues to believe that the Company has a reasonable defense against this assessment. The ultimate assessment will range from $0 to $15.5 million, and management cannot reasonably estimate the amount at this time.  Additionally, management does not believe that a loss is probable and thus has not recorded a reserve for this matter, although it is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flow.

15.      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued, and determined that no events, other than those disclosed within the footnotes hereto, have occurred subsequent to June 30, 2011 that warrant additional disclosure or accounting considerations.

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

RESULTS OF OPERATIONS

Three and Nine Month Periods Ended June 30, 2011 Compared to Three and Nine Month Periods Ended June 30, 2010

Below are our revenues and costs and expenses for the periods noted above.  This information should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

	Three months ended			Nine Months Ended
	June 30,			June 30,
	2011	2010	% change	2011	2010	% change
	(in thousands)			(in thousands)
Revenue
Gaming Operations
Participation revenue	$22,104	$21,784	1.5%	$63,389	63,962	(0.9)%
Lottery	2,453	2,026	21.1%	6,589	5,686	15.9%
Gaming Equipment and Systems Sales
Player terminal and equipment sales	6,264	3,818	64.1%	15,199	13,000	16.9%
Systems and Licensing	2,261	1,117	102.4%	5,836	3,354	74.0%
Other Revenue	317	331	(4.2)%	1,119	1,477	(24.2)%
Total Revenue	33,399	29,076	14.9%	92,132	87,479	5.3%
Costs and Expenses
Cost of gaming operations revenue	2,364	2,655	(11.0)%	6,575	7,124	(7.7)%
Cost of revenues equipment and systems sales	3,760	2,522	49.1%	10,386	7,473	39.0%
Selling, general and administrative	10,498	9,738	7.8%	31,260	29,178	7.1%
Write-offs, reserves, impairment and settlement charges	634	381	66.4%	837	3,896	(78.5)%
Research and development	3,332	3,041	9.6%	9,726	8,922	9.0%
Amortization and depreciation	10,207	12,760	(20.0)%	30,527	39,984	(23.7)%
Other income(expense), net	(14)	(231)	93.9%	361	(600)	160.2%

	June 30,
	2011	2010	% change
End-of-period installed player terminal base:
Oklahoma	7,361	7,041	4.5%
Mexico	4,338	5,093	(14.8)%
Alabama	121	559	(78.4)%
Other	1,451	1,089	33.2%
Total participation units	13,271	13,782	(3.7)%

Three Months Ended June 30, 2011, Compared to Three Months Ended June 30, 2010

Total revenues for the three months ended June 30, 2011, were $33.4 million, compared to $29.1 million for the three months ended June 30, 2010, a $4.3 million or 14.9% decrease.

Gaming Operations – Participation revenue

•
Oklahoma gaming revenues were $15.4 million in the three months ended June 30, 2011, compared to $15.8 million in the three months ended June 30, 2010, a decrease of $419,000, or 2.7%. Oklahoma’s end of period unit count as of June 30, 2011 was 7,361 compared to 7,041 as of June 30, 2010, a 320 unit or 4.5% increase.   Gaming revenue in Oklahoma increased compared to prior year with the exception of a one-time adjustment to revenue of $1.2 million recorded in the previous period. This adjustment was recognized on cash collected on a significantly past due receivable. We have experienced a positive trend in revenue for most of our Oklahoma customers throughout 2011.

•
Revenues from the Mexico market were $1.8 million in the three months ended June 30, 2011 and $2.1 million during the same period of 2010, a decrease of $300,000 or 14.5%. As of June 30, 2011, we had installed 4,338 player terminals in Mexico compared to 5,093 terminals installed at June 30, 2010. The reduction in the number of units and corresponding reduction in revenue relates to our planned strategy to optimize our deployed capital in Mexico. As part of this strategy we have and expect to continue to remove older games from our customer locations and replace units at a conservative pace to maximize the return on investment.

•
Alabama gaming revenues decreased $751,000, or 66.6%, to $377,000 for the three months ended June 30, 2011, compared to $1.1 million for the three months ended 2010. The decrease in revenue relates to the Company's removal of all of its charitable bingo units from the State of Alabama as previously disclosed. Current revenue for Alabama relates to Native American customers within the state.

•
Other gaming operations revenue relates to participation revenue from other states, including Washington, Wisconsin, Texas, New York, Minnesota, California, Kansas, Idaho, Mississippi, Louisiana and Rhode Island.  Gaming revenue from these states combined was $4.6 million in the three months ended June 30, 2011 compared to $2.8 million during the same period of 2010, a $1.8 million or 63.9%, increase.  The end of period participation unit count for these states increased to 1,451 as of June 30, 2011 from 1,089 as of June 30, 2010.  The increase in gaming operations revenue was primarily the result of an increase in our installed base of participation games, as well as an increase in back office fees received on player terminals sold in a market which utilizes our back office equipment.

Gaming Operations – Lottery

•
Revenues from the New York Lottery system increased $427,000, or 21.1%, to $2.5 million in the three months ended June 30, 2011, from $2.0 million in the three months ended June 30, 2010. Currently, eight of the nine planned racetrack casinos are operating, with approximately 12,500 total terminals.  The increase is attributable to increased activity within the New York Lottery system, partially related to the deployment of table games at certain customer sites and increased marketing efforts.

Gaming Equipment and System Sales –Player Terminal and Equipment Sales

•
Player terminal and equipment sales were $6.3 million for the three months ended June 30, 2011, and $3.8 million for the three months ended June 30, 2010, a increase of $2.5 million or 65.0%. Player terminal sales for the three months ended June 30, 2011 were $3.7 million on the sale of 251 proprietary units, compared to sales of $2.0 million on the sale of 128 proprietary units for the three month period ended June 30, 2010.  Gaming equipment sales were $563,000 for the three month period ended June 30, 2011 compared to $1.5 million in the June 30, 2010 period.  Generally, gaming equipment sales include ancillary equipment necessary for the full functionality of the player terminals in a casino.  Player terminal and equipment sales also include $2.0 million and $288,000 related to deferred revenue recognized during the three month periods ended June 30, 2011 and 2010, respectively, due to final execution of deliverables. The increase in this quarter for player terminal and equipment sales is attributable to the continued growth in new markets.

Gaming Equipment and System Sales – Systems and Licensing

•
Systems and licensing sales revenue was $2.2 million for the three months ended June 30, 2011, and $1.1 million for the three months ended June 30, 2010 a $1.1 million, or 99.2%, increase. Systems and licensing revenue for the three months ended June 30, 2011 relates to (i) $1.4 million of systems and game themes sold in prior periods being amortized to revenue from deferred revenue over the contract period; (ii) $672,000 of licenses associated with the player terminal sales during the period; and (iii) $173,000 of license revenue from game conversions.  Systems and licensing revenue for the three months ended June 30, 2010 relates to (i) $880,000 of systems and game themes sold in prior periods being recognized from deferred revenue during the period; (ii) $162,000 of licenses associated with the player terminal sales during the period; and (iii) $75,000 of license revenue from game conversions. The increase in this quarter for systems and licensing is attributable, in part, to sale of licenses related to player terminal sales.

Other Revenue

•
Other revenue was $317,000 for the three months ended June 30, 2011 and $331,000 for the three months ended June 30, 2010 a $14,000, or 4.2%, decrease. This reduction relates to a decrease in gains on disposed assets from 2010 offset by an increase in maintenance and service contract in 2011.

Cost of Gaming Operations Revenue

•
Total cost of gaming operations revenue, which includes royalty and participation fees, decreased $291,000, or 11.0%, to $2.4 million in the three months ended June 30, 2011, from $2.7 million in the three months ended June 30, 2010. Costs of gaming operations revenue decreased primarily due to fewer participation fees paid to third-parties for their leased machines.

Cost of Equipment & System Sales

•
Cost of equipment and system sales, which includes cost of system sales, increased $1.2 million, or 49.1%, to $3.8 million in the three months ended June 30, 2011, from $2.5 million in the three months ended June 30, 2010. Costs of revenues related to player terminal sales were $1.8 million and $938,000 for the three months periods ended June 30, 2011 and 2010, respectively. Cost of equipment and system sales for the three months ended June 30, 2011 includes (i) $1.7 million of costs of prior period shipments being amortized from deferred revenue over the contract period and (ii) $223,000 related to the sale of gaming equipment during the period.  Cost of equipment and system sales for the three months ended June 30, 2010 includes other cost of revenues of $935,000 of costs of prior period shipments being amortized from deferred revenue over the contract period and $425,000 related to the sale of gaming equipment during the period.

Selling, General and Administrative Expenses

•
Selling, general and administrative expenses, or SG&A, increased approximately $760,000, or 7.8%, to $10.5 million for the three months ended June 30, 2011, from $9.7 million in the same period of 2010. This increase was primarily a result of an increase in salaries and wages and employee benefits of $859,000 to retain and attract employees offset by the decrease of professional fees of $174,000.

Write-off, reserve, impairment and settlement charges

•
Write-off, reserve, impairment and settlement charges for the three month period ended June 30, 2011 were $634,000 compared to $381,000 for three month period ended June 30, 2010. The charges in the current period consisted of a $484,000 payment for a central system service interruption and $150,000 related to a Mexico customs audit. The write- off, reserve, impariment and settlement charges in the three month period ended June 30, 2010 consisted of $381,000 related to prepaid loan fees associated with the 2010 amendment of our credit agreement.

Research & Development

•
Research and development, increased approximately $291,000, or 9.6%, to $3.3 million for the three months ended June 30, 2011, from $3.0 million in the same period of 2010. The primary driver of research and development costs are salaries and wages; thus the increase is attributable to the retention and attraction of employees.

Depreciation and Amortization

•
Depreciation expense decreased $2.5 million, or 21.0%, to $9.3 million for the three months ended June 30, 2011 from $11.8 million for the three month period ended June 30, 2010, primarily as a result of a reduction in capital expenditures and assets becoming fully depreciated. Amortization expense decreased $71,000, or 7.5%, to $877,000 for the three months ended June 30, 2011, compared to $948,000 for the same period of 2010, primarily because of capitalized software costs.

Other Income and Expense

•
Interest income decreased $244,000, or 29.4%, to $586,000 for the three months ended June 30, 2011, from $830,000 in the same period of 2010 due to reduced outstanding note receivable balances. For the three months ended June 30, 2011, The Company recorded imputed interest of $552,000 relating to development agreements with an imputed interest rate range of 5.25% to 9.0%, compared to $778,000 for the same period in 2010.

•	Interest expense decreased $199,000, or 19.7%, to $813,000 for the three months ended June 30, 2011, from $1.0 million in the same period of 2010 due to a reduction in the outstanding debt balance.

•
Other income (expense) increased $262,000 to other income of $213,000 for the three months ended March 31, 2011, from other expense of $49,000 in the same period of 2010 from a gain on the exchange of used equipment with our third party equipment suppliers, as well as gains or losses incurred on foreign currency transactions primarily related to our Mexico operations.

Income Taxes

•
Income tax benefit decreased by $2.4 million to $178,000 for the three months ended June 30, 2011, from $2.6 million in the same period of 2010. The current period change is primarily related to changes in the valuation allowance, foreign taxes and changes in uncertain tax positions. These figures represent effective income tax rates of (6.9)% and 116.0% for the three months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, we have fully reserved for all of our deferred tax assets as we determined that it is more likely than not that we will not be able to realize the benefit of those assets in the foreseeable future.

Nine Months Ended June 30, 2011, Compared to Nine Months Ended June 30, 2010

Total revenues for the nine months ended June 30, 2011, were $92.1 million, compared to $87.5 million for the nine months ended June 30, 2010, a $4.7 million or 5.3% increase.

Gaming Operations – Participation revenue

•	Oklahoma gaming revenues were $45.2 million in the nine months ended June 30, 2011, compared to $45.3 million in the nine months ended June 30, 2010, an decrease of $70,000, or 0.2%.

•
Revenues from the Mexico market were $5.4 million in the nine months ended June 30, 2011 and $6.5 million during the same period of 2010 a decrease of $1.1 million or 16.5%. The reduction in the number of units and corresponding reduction in revenue relates to our planned strategy to optimize our deployed capital in Mexico. As part of this strategy we have and expect to continue to remove older games from our customer locations and replace units at a conservative pace to maximize the return on investment.

•
Alabama gaming revenues decreased $2.9 million, or 72.8%, to $1.1 million for the nine months ended June 30, 2011, compared to $4.0 million for the nine months ended 2010. The decrease in revenue relates to the Company's removal of all of its charitable bingo units from the State of Alabama. Current revenue for Alabama relates to Native American customers within the state.

•
Other gaming operations revenue relates to participation revenue from other states, including Washington, Wisconsin, Texas, New York, Minnesota, California, Kansas, Idaho, Mississippi, Louisiana and Rhode Island. Gaming revenue from these states were $11.7 million in the nine months ended June 30, 2011 compared to $8.2 million during the same period of 2010, a $3.5 million or 42.3%, increase.  The increase in gaming operation revenue was primarily the result of an increase in the install base of participation gaming, as well as an increase in back office fees received on player terminals sold in a market which utilizes our back office equipment.

Gaming Operations – Lottery

•
Revenues from the New York Lottery system increased $903,000, or 15.9%, to $6.6 million in the nine months ended June 30, 2011, from $5.7 million in the nine months ended June 30, 2010. The increase is attributable to increased activity within the New York Lottery system, partially related to the deployment of table games at certain customer sites and increased marketing efforts.

Gaming Equipment and System Sales –Player Terminal and Equipment Sales

•
Player terminal and equipment sales were $15.2 million for the nine months ended June 30, 2011, and $13.0 million for the nine months ended June 30, 2010, a increase of $2.2 million or 16.9%. Player terminal sales for the nine months ended June 30, 2011 were $10.4 million on the sale of 692 proprietary units, compared to sales of $8.7 million on the sale of 621 proprietary units for the nine month period ended June 30, 2010.  Gaming equipment sales were $2.2 million for the nine months ended June 30, 2011 and $3.2 million for the same period in 2010.  Generally, gaming equipment sales include ancillary equipment necessary for the full functionality of the player terminals in a casino.  Player terminal and equipment sales also include $2.6 million and $1.1 million related to deferred revenue recognized during the nine month periods ended June 30, 2011 and 2010, respectively, due to contract amendments or final execution of deliverables.

Gaming Equipment and System Sales – Systems and Licensing

•
Systems and licensing sales revenue was $5.8 million for the nine months ended June 30, 2011, and $3.4 million for the nine months ended June 30, 2010 a $2.5 million, or 73.9% increase. Systems and licensing revenue for the nine months ended June 30, 2011 relates to (i) $4.0 million of systems and game themes sold in prior periods being amortized to revenue from deferred revenue over the contract period; (ii) $1.5 million of licenses associated with the player terminal sales during the period; and (iii) $244,000 related to game theme conversions.  Systems and licensing revenue for the nine months ended June 30, 2010 relates to (i) $1.0 million from one system sale; (ii) $725,000 of licenses associated with the player terminal sales during the period; (iii) $1.3 million of systems and game themes sold in prior periods being recognized from deferred revenue during the period; and (iv) $281,000 of license revenue from game conversions.

Other Revenue

•
Other revenue was $1.1 million for the nine months ended June 30, 2011 and $1.5 million for the nine months ended June 30, 2010 a $358,000 or 24.2% decrease. This reduction relates to a decrease in gains on disposed assets from 2010 offset by an increase in maintenance and service contract revenue in 2011.

Cost of Gaming Operations Revenue

•
Cost of gaming operations revenue, which includes royalty fees and participation fees, increased $548,000, or 7.7%, to $6.6 million in the nine months ended June 30, 2011, from $7.1 million in the nine months ended June 30, 2010. Costs of gaming operations revenue decreased primarily due to fewer participation fees paid to third-parties for their leased machines.

Cost of Equipment & System Sales

•
Cost of equipment and system sales, which includes cost of system sales, decreased $2.9 million, or 39.0%, to $10.4 million in the nine months ended June 30, 2011, from $7.5 million in the three months ended June 30, 2010. Costs of revenues related to player terminal sales were $5.1 million and $4.8 million for the three months periods ended June 30, 2011 and 2010, respectively. Cost of revenues for the three months ended June 30, 2011 includes $4.3 million of costs of prior period shipments being amortized from deferred revenue over the contract period,and $954,000 related to the sale of gaming equipment during the period.  Cost of revenues for the three months ended June 30, 2010 includes $1.4 million of costs of prior period shipments being amortized from deferred revenue over the contract period and $937,000 related to the sale of gaming equipment during the period.

Selling, General and Administrative Expenses

•
Selling, general and administrative expenses, or SG&A, increased approximately $2.1 million, or 7.1%, to $31.3 million for the nine months ended June 30, 2011, from $29.2 million in the same period of 2010. This increase was primarily a result of an increase in salaries and wages and employee benefits of $1.6 million and annual incentive expense of $830,000 to retain and attract employees.

Write-off, reserve, impairment and settlement charges

•
Write-off, reserve, impairment and settlement charges for the nine month period ended June 30, 2011 were $837,000 compared to $3.9 million for nine month period ended June 30, 2010. The charges in the current period consisted of a payment of $484,000 for a central system service interruption, $150,000 related to a Mexico customs audit and impairment of install costs at the Alabama locations for $203,000. As previously disclosed, the charges write- off, reserve, impairment and settlement charges in the nine month period ended June 30, 2010 consisted primarily of approximately $2.9 million of reserves for a note receivable within the state of Alabama along with $332,000 for impairment charges and installation costs within the state of Alabama. In addition to the charges related to the Alabama market, during the nine month period ended June 30, 2010 as part of the Company’s routine asset analysis, charges of $271,000 were incurred, including the write-off of facility install costs, components, licenses, capitalized software and reserves for bad debts and $381,000 of write off for loan costs from the amendment of our credit facility.

Research & Development

•
Research and development, increased approximately $804,000, or 9.0%, to $9.7 million for the nine months ended June 30, 2011, from $8.9 million in the same period of 2010. The primary driver of research and development costs are salaries and wages; thus the increase is attributable to the retention and attraction of employees.

Depreciation and Amortization

•
Depreciation expense decreased $9.6 million, or 25.7%, to $27.8 million for the nine months ended June 30, 2011 from $37.4 million for the nine month period ended June 30, 2010, primarily as a result of a reduction in capital expenditures and assets becoming fully depreciated. Amortization expense increased $146,000, or 5.7%, to $2.7 million for the nine months ended June 30, 2011, compared to $2.6 million for the same period of 2010, primarily because of capitalized software costs.

Other Income and Expense

•
Interest income decreased $777,000, or 27.8%, to $2.0 million for the nine months ended June 30, 2011, from $2.8 million in the same period of 2010 due to reduced outstanding note receivable balances. For the nine months ended June 30, 2011, we recorded imputed interest of $1.8 million relating to development agreements with an imputed interest rate range of 5.25% to 9.0%, compared to $2.5 million for the same period in 2010.

•
Interest expense decreased $1.0 million, or 28.9%, to $2.5 million for the nine months ended June 30, 2011, from $3.5 million in the same period of 2010 due to a reduction in the outstanding debt balance.

•
Other income increased $737,000 to $801,000 for the nine months ended March 31, 2011, from $64,000 in the same period of 2010 from a gain on the exchange of used equipment with our third party equipment suppliers, as well as gains or losses incurred on foreign currency transactions primarily related to our Mexico operations.

Income Taxes

•
Income tax expense increased by $939,000 to $608,000 for the nine months ended June 30, 2011, from an income tax benefit of $331,000 in the same period of 2010. The current period change is primarily related to changes in the valuation allowance, foreign taxes and changes in uncertain tax positions. These figures represent effective income tax rates of 19.1% and 3.4% for the nine months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, we have fully reserved for all of our deferred tax assets as we have determined that it is more likely than not that we will not be able to realize the benefit of those assets in the foreseeable future.

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

Management reviews long-lived asset classes for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For impairment analysis purposes, the Company’s rental pool is viewed as a fungible pool of assets; including assets in both rental pool-deployed and rental pool-undeployed.  In order to determine whether these assets are impaired, the net book value of the rental pool is compared to an estimate of future net cash flows from all existing facilities. The primary assumption used in determining future cash flows is our estimate of future revenue.  In addition, the Company analyzes the composition of its rental pool to determine the future use of older models and related components for those models.  The impairment analysis for the fiscal year ended September 30, 2010 indicated that we had substantial cash flows to fully recover the carrying value of the entire rental pool.  As of June 30, 2011 and September 30, 2010, rental pool assets totaled $43.7 million and $46.3 million, respectively. (Critical Assumption #2)

Assumptions/Approach used for Critical Assumption #1: The carrying value of the asset is determined based upon management’s assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight line basis, where the useful life of items in the rental pool has been determined by management to be three years.

Effect if different assumptions used for Critical Assumption #1: While we believe that the useful lives that have been determined for our fixed assets are reasonable, different assumptions could materially affect the carrying value of the assets, as well as the depreciation expense recorded in each respective period related to those assets. During the three month period ended June 30, 2011, a significant portion of the $10.2 million of depreciation and amortization expense related to assets in the rental pool. If the depreciable life of assets in our rental pool were changed from three years to another period of time, we could incur a materially different amount of depreciation expense during the period.

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

Management reviews intangible assets related to development and placement fee agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Critical Assumption #2). For the three month period ended June 30, 2011, there was no impairment to the assets’ carrying values.

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

Income Taxes.  In accordance with ASC Topic 740, “Income Taxes”, we have recorded deferred tax assets and liabilities to account for the expected future tax benefits and consequences of events that have been recognized in our financial statements and our tax returns. There are several items that result in deferred tax asset and liability impact to the balance sheet. If we conclude that it is more likely than not that all or some portion of the deferred tax assets will not be realized under accounting standards, they are reduced by a valuation allowance to remove the benefit of recovering those deferred tax assets from our financial statements. Additionally, in accordance with ASC Topic 740, as of June 30, 2011, we have recorded a liability of $660,000 associated with uncertain tax positions. During the quarter ended June 30, 2011, management increased the liability related to uncertain tax positions for an additional tax uncertainty as well as an estimated interest amount. The liability related to uncertain tax positions was also reduced during the quarter for a previously recognized uncertainty that has been settled via the company's ongoing federal audit.

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
Assumptions/Approach Used: Numerous judgments and assumptions are inherent in the determination of future taxable income and tax return filing positions that we take, including factors such as future operating conditions. As of June 30, 2011, management considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. As a result of this analysis, and based on the current year loss and a cumulative loss in the prior three fiscal years, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in the U.S. and Mexico will be realized. As a result, the Company maintains a valuation allowance against all of its deferred tax assets.

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

As of June 30, 2011, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in the U.S. and Mexico will be realized. As a result, the Company maintains a valuation allowance against all of its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had $49.2 million in unrestricted cash and cash equivalents, compared to $21.8 million as of September 30, 2010. During the three month period ended June 30, 2011, we received approximately $18.1 million of tax refunds from the Treasury Department and collected $11.9 million from notes receivable, primarily related to development agreements. Our working capital as of June 30, 2011, was $60.2 million, compared to a working capital of $47.2 million at September 30, 2010. The increase in working capital was primarily the result of an increase in cash collections from notes receivable and an increase in inventory. During the nine month period ended June 30, 2011, we used $26.9 million for capital expenditures of property and equipment compared to $23.9 million for the nine month period ended June 30, 2010.  We collected $10.7 million and $13.2 million on development agreements during the nine month periods ended June 30, 2011 and 2010, respectively. In addition, we have $44.0 million outstanding and $30.0 million available for future borrowings under the Amended Credit Agreement, subject to covenant restrictions (see the discussion of our credit agreement in Note 10 and below).

As of June 30, 2011, our total contractual cash obligations were as follows (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Credit Agreement Term Loan(1)	$2,963	$7,400	$7,400	$26,300	$44,063
Operating leases(2)	1,486	2,509	1,576	184	5,755
Purchase commitments(3)	19,627	—	—	—	19,627
Total	$24,076	$9,909	$8,976	$26,484	$69,445

(1)	Consists of amounts borrowed under the term loan to our Credit Agreement at the Eurodollar rate plus the applicable spread (6.5% as of June 30, 2011).

(2)	Consists of operating leases for our facilities and office equipment.

(3)	Consists primarily of inventory purchase orders and includes payment for and commitments to purchase third party player terminals and gaming content licenses

During the nine month period ended June 30, 2011, we generated $55.0 million in cash from our operations an increase of $5.8 million, or 11.9%, compared to $49.2 million during the same period of 2010. The increase was primarily the result of a $18.1 million tax refund received in the 2011 period offset by an increase of accounts receivables related to increased gaming equipment and system sales, as well as an increase in inventories to accommodate expected future activity and a decrease of accounts payables.

Cash used in investing activities increased $4.0 million, or 24.6%, to $20.4 million in the nine month period ended June 30, 2011, from $16.4 million in the three month period ended June 30, 2010. The increase was primarily the result of an increase in capital expenditures of $3.0 million, and a decrease in repayments under development agreements of $2.5 million. Additions to property and equipment and leased gaming equipment consisted of the following:

	Nine months ended June 30,
	2011	2010
	(In thousands)
Gaming equipment	$21,748	$18,200
Third-party gaming content licenses	3,579	5,377
Other	1,576	370
Total	$26,903	$23,947

Cash used in financing activities decreased by $6.5 million, 45.9%, to $7.7 million in the nine month period ended June 30, 2011, from $14.2 million in the same period of 2010. The decrease was primarily the result of the paydown of the revolving credit commitment under our credit agreement by $15.2 million during the nine month periods ended June 30, 2010, offset by the $10.0 million used for treasury stock purchases in the nine month period ended June 30, 2011.

Our capital expenditures for the next 12 months will depend upon the number of new player terminals that we are able to place into service at new or existing facilities and the actual number of repairs and equipment upgrades to the player terminals that are currently in the field. We have reduced our reliance on third party games and will continue to do so. Though we will purchase third party games in the future we are increasing our proprietary game footprint by offering more games developed by us.

Credit Agreement

See discussion of our credit agreement in Note 10 – Credit Agreement, Long-Term Debt and Capital Leases.

The Amended Credit Agreement provides us with the ability to finance development and placement agreements, acquisitions and working capital for general corporate purposes. Advances under the revolving credit commitment, the term loan, and draw-to loan mature on August, 2016, and bear interest at the Eurodollar rate plus the applicable margins, determined by a leverage ratio calculation of net funded debt to EBITDA.

We are currently in compliance with the covenants in the Amended Credit Agreement; however, we cannot be certain that we will be able to achieve our operating objectives for fiscal 2011 and that we will continue to meet our covenants in the Amended Credit Agreement.

If we fail to remain in compliance with the covenants of the Amended Credit Agreement, we will be required to seek modification or waiver of the provisions of that agreement and potentially secure additional sources of capital. We cannot be certain that, if required, we will be able to successfully negotiate additional changes to or waivers of the Amended Credit Agreement. Alternatively, we may incur significant costs related to obtaining requisite waivers or renegotiation of the Amended Credit Agreement that could have a material and adverse effect on our operating results.

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

Stock Repurchase Authorizations

On December 3, 2010, we announced that our Board of Directors had authorized the repurchase of $15.0 million of our common stock over the next three year period. During the three month period ended June 30, 2011, we purchased 667,965 shares of our common stock for approximately $3.7 million at an average cost of $5.59 per share, exclusive of broker fees. During the nine month period ended June 30, 2011, we purchased 1,824,040 shares of our common stock for approximately $10.0 million at an average cost of $5.48 per share, exclusive of broker fees. At June 30, 2011 we had approximately $5.0 million remaining of our repurchase authorization. The share repurchase program is subject to a 10b5-1 plan, in which purchases may be made from time to time in the open market, subject to certain pricing parameters and the Company's Credit Agreement.

Stock-Based Compensation

At June 30, 2011, we had approximately 5.9 million options to purchase common stock outstanding, with exercise prices ranging from $1.61 to $18.71 per share, of which, approximately 3.5 million of the outstanding options to purchase common stock were exercisable.

During the three months ended June 30, 2011, options to purchase 66,100 shares of common stock were granted at a weighted average exercise price of $5.47 per share, and we issued 200,789 shares of common stock as a result of stock option exercises with a weighted average exercise price of $4.50.

During the nine months ended June 30, 2011, options to purchase  523,700 shares of common stock were granted at a weighted average exercise price of $4.65 per share, and we issued 764,540 shares of common stock as a result of stock option exercises with a weighted average exercise price of  $3.83.

At June 30, 2010, we had approximately 5.5 million options to purchase common stock outstanding, with exercise prices ranging from $1.61 to $18.71 per share, of which, approximately 3.7 million of the outstanding options to purchase common stock were exercisable.

During the three months ended June 30, 2010, options to purchase 7,600 shares of common stock were granted at a weighted average exercise price of $4.50 per share, and we issued 15,925 shares of common stock as a result of stock option exercises with a weighted average exercise price of $2.91.

During the nine months ended June 30, 2010, options to purchase  272,500 shares of common stock were granted at a weighted average exercise price of $5.17 per share, and we issued  227,350 shares of common stock as a result of stock option exercises with a weighted average exercise price of  $2.07.

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
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2011 the Company had no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of business, primarily associated with interest rate fluctuations, primarily with respect to our operations in Mexico.

Our Amended Credit Agreement provides us with additional liquidity to meet our short-term financing needs, as further described under “Item 1. Condensed Financial Statements, Note 10 Credit Agreement, Long-Term Debt and Capital Leases.” Pursuant to the Amended Credit Agreement, we may currently borrow up to a total of $74 million, of which $44.0 million is outstanding and $30.0 million is available for future borrowings, subject to covenant restrictions.

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

Evaluation of Disclosure Control and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of June 30, 2011.

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

For nine month periods ended June 30, 2011 and 2010, approximately 57% and 58%, respectively, of our total revenues were from Native American tribes located in Oklahoma, and approximately 42% and 44%, respectively, of our total revenues were from one tribe in that state. Our relationship with that customer is largely governed by multiple development agreements. Some of these agreements are set to terminate pursuant to their terms during the next several years and we may not be able to renegotiate new agreements with that customer.

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

Our Mexican operations are subject to a value added tax, or VAT, which has been applied to product shipments originating outside of Mexico. We have an outstanding VAT receivable from the Mexican taxing authority primarily related to VAT levied on product shipments for 2006 and 2007.  At June 30, 2011 and September 30, 2010, the Company’s VAT receivable was $3.1 million and $4.6 million, respectively.  The Mexican taxing authority has ruled on the aforementioned years and has challenged the registration of certain of our transactions that have generated approximately $430,000 in VAT receivable.  Although we have fully reserved the VAT receivable, we have also formally contested these rulings, and we continue to believe we have a reasonable defense.  However, the final resolution of the contested balances remains uncertain and may adversely affect the carrying value of the receivable. In addition, the Mexican taxing authorities have completed income tax audits for the 2006 and 2007 periods and have issued an assessment of $15.5 million for the 2007 period. We have appealed the assessment and believe we can provide the necessary evidence for a reasonable defense; however, an adverse determination could result in additional foreign income tax expense we currently estimate to be in the range of $0 to $15.5 million, which may adversely affect our financial condition, operating results or cash flow.

We may be subject to penalties as a result of customs audits in Mexico which may adversely affect our financial results.

We may be subject to penalties and assessments from the Servicio de Administracion Tributaria, or SAT, a Mexican governmental taxing entity, as a result of discrepancies on customs records related to the importation of certain machines into Mexico. We could be assessed with additional penalties from our other facilities in Mexico for games imported during 2006 and 2007, which may adversely affect our financial results.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

We are subject to the United States Foreign Corrupt Practices Act ("FCPA"), which prohibits improper payments or offers of improper payments to foreign officials to obtain business or any other benefit and also requires corporations covered by the provisions to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. We have operations, agreements with third parties and make sales in Mexico, which may experience corruption. Our activities in Mexico create the risk of unauthorized payments or offers of payments by one of the employees, consultants, sales agents or distributors of our company, because these parties are not always subject to our control, and accounting standards practiced by our agents in Mexico do not always conform with U.S. GAAP. The Company has recently adopted an enhanced Foreign Corrupt Practices Compliance Policy and is implementing more stringent internal controls in order to prevent and detect FCPA violations; however, we can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Our current international businesses and potential expansion into other international gaming markets may present new challenges and risks that could adversely affect our business or results of operations.
In recent years, we have expanded our business into several countries, including Mexico, Israel, Malta, and Canada. The Maltese operations have ceased, the Israeli operations are immaterial from a financial perspective, the Canadian business has been project-oriented to date; however, we continue to seek growth in the international market and continue to operate in the Mexican market. We now operate approximately 4,300 units in Mexico, primarily across numerous facilities operated by one customer. Both revenue and the number of our units have recently declined in Mexico and there can be no assurances that either revenues will grow or that we will continue supplying new products to that market.
International business is inherently subject to various risks, including, but not limited to:

▪	currency fluctuations;

▪	difficulty in enforcing agreements;

▪	higher operating costs due to local laws or regulations;

▪	unexpected changes in regulatory requirements;

▪	tariffs, embargoes, taxes and other trade barriers, including value added tax;

▪	trade barriers and disputes;

▪	regulations related to customs and export/import matters;

▪	fluctuations in foreign economies and currency exchange rates;

▪	longer payment cycles and difficulties in collecting accounts receivables;

▪	the complexity, expense, and necessity of using foreign representatives and consultants;

▪	tax uncertainties and unanticipated tax costs due to foreign taxing regimes;

▪
the difficulty of managing and operating an international enterprise, including difficulties in maintaining effective communications with employees and customers due to distance, language and cultural barriers;

▪	compliance with a variety of laws;

▪	general government instability;

▪	violence, crime and social unrest;

▪	costs and risks of localizing products for foreign countries;

▪	greater difficulty in safeguarding intellectual property, licensing and other trade restrictions;repatriation of earnings; and

▪
economic and geopolitical developments and conditions, including international hostilities, armed conflicts, acts of terrorism and governmental reactions, inflation, trade relationships and military and political alliances.

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
Management maintains internal operational controls and we have invested, and are continuing to invest, in technology to help us streamline our enterprise information systems. However, we may not be able to continue processing at the same or higher levels of transactions. If our systems of internal controls should fail to work as expected, if our systems were to be used in an unauthorized manner, or if employees were to subvert the system of internal controls, significant losses could occur. Additionally, we plan on moving certain of our warehouses in the coming months and any such move could cause delays and business interruption, which could affect our results of operations.

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

Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. In addition, if we fail to meet the terms specified in those contracts we may not realize their full benefits. For example, our agreement with the New York State Division of the Lottery permits termination of the contract at any time for failure by us or our system to perform properly, and any such unforeseen downtime could subject us to liquidated damages. Failure to perform under our contracts could result in substantial monetary damages, as well as contract termination. Our results of operations are dependent on our ability to maximize our earnings from our contracts.

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

Additionally, Native American tribes generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States.  Before we can sue or enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe, the Native American tribe must effectively waive its sovereign immunity with respect to the matter in dispute, which we are not always able to obtain.  For example, our largest customer, who accounts for over 42% of our revenue as of June 30, 2011, has not given us a limited waiver of sovereign immunity.  Without a limited waiver of sovereign immunity, or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract.  Even if the waiver of sovereign immunity by a Native American tribe is deemed effective, there will be an issue as to the forum in which a lawsuit can be brought against the Native American tribe.  Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native American tribes and we may be unable to enforce any arbitration decision effectively.

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

We are subject to legal and regulatory requirements applicable to our business and industry.  We are also subject to the risk of litigation by employees, customers, our customer's customers, patent owners, competitors, suppliers, shareholders or others through private actions, class actions, administrative proceedings and other legal proceedings.  Litigation can be lengthy, expensive, and disruptive to our operations and results cannot be predicted with certainty. Current estimates of loss regarding pending litigation may not be reflective of any particular final outcome. The results of rulings, judgments or settlements of pending litigation may result in financial liability that is materially higher than what management has estimated at this time and we may experience adverse publicity associated with litigation, regardless of whether the allegations are valid or whether we are ultimately found liable. We make no assurances that we will not be subject to liability with respect to current or future litigation. We maintain various forms of insurance coverage; however, substantial rulings, judgments or settlements could exceed the amount of insurance coverage (or any cost allocation agreement with an insurance carrier), may not be covered under our existing insurance policies, or could be excluded under the terms of an existing insurance policy. Moreover, our failure to comply with procedural or operational requirements inherent to our policies may void coverage.  Additionally, failure to secure favorable outcomes in pending litigation could result in adverse consequences to our business, operating results and/or overall financial condition, including without limitation, possible adverse effects on compliance with the terms of our Amended Credit Agreement.
The carrying value of our assets is dependent upon our ability to successfully deploy games into new or existing markets.
We have player stations not deployed as of June 30, 2011, which are considered part of our rental pool. We may not receive significant advance notice of decisions by our customers that could adversely affect the realizable value of these assets. If the opening of new facilities is altered negatively or the expansion, reduction or closing of an existing facility occurs, the realizable value of these assets could be adversely impacted. In such instances we may be required to recognize impairment charges on these assets.
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
Our Amended Credit Agreement contains covenants that limit our ability to finance future operations or capital needs and to engage in other business activities.

The operating and financial restrictions and covenants in the Amended Credit Agreement may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our Amended Credit Agreement requires us to limit capital expenditures to $40 million, with a carry-over to the next fiscal year for any prior fiscal year where actual capital expenditures are less than $40 million, and requires us to maintain a total leverage ratio of no more than 1.50:1.00. While we expect the Amended

Credit Agreement to lower borrowing costs, we will be required to increase our quarterly principal term loan payments to $925,000, which is substantially higher than previous quarterly obligations and our total borrowing capacity has been reduced, which may affect our ability to engage in certain business activities. In addition, the Amended Credit Agreement contains certain covenants that, among other things, restrict our and our subsidiaries’ ability to:

•	incur certain debt;

•	create certain liens;

•	pay dividends or make other equity distributions or payments to or affecting our subsidiaries;

•	make certain stock repurchases or redemptions;

•	make certain investments or capital expenditures;

•	sell or dispose of assets or engage in certain acquisitions, mergers or consolidations;

•	engage in certain transactions with subsidiaries and affiliates; and

•	enter into sale leaseback transactions.

These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. A failure to comply with the restrictions contained in the Amended Credit Agreement could lead to an event of default, which could result in an acceleration of our indebtedness. Our future operating results may not be sufficient to enable compliance with the covenants in the Amended Credit Agreement or to remedy any such default.

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
The demand for entertainment and leisure activities tends to be highly sensitive to consumers' disposable incomes, and thus a decline in general economic conditions or an increase in gasoline prices may lead to our end users having less discretionary income with which to wager. Several major concerns continue to affect general macroeconomics, including the sluggishness of economic recoveries in many developed countries, the broader European debt crisis, inflation in emerging markets, and the impact of the Japanese disaster. This could cause a reduction in our revenues and have a material adverse effect on our operating results. The gaming industry is currently experiencing a period of reduced demand. If, as a result of deteriorating economic conditions, fewer people frequent our customers' facilities, or if amounts spent per person in our customers' facilities are reduced from historical levels, our business could be materially and adversely affected. Additionally, a decline in general economic conditions might negatively impact our customers' abilities to pay us in a timely fashion. Our customers' failures to make timely payments could result in an increase in our provision for bad debt.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Company (1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
December 3, 2010 -December 31, 2010	394,074	$5.13	394,074	$13.0 million
January 1, 2011 -January 31, 2011	345,600	$5.77	345,600	$11.0 million
February 1, 2011 - February 28, 2011	175,132	$5.40	175,132	$10.0 million
March 1, 2011 - March 31, 2011	241,269	$5.41	241,269	$8.7 million
April 1, 2011 - April 30, 2011	296,100	$5.72	296,100	$7.0 million
May 1, 2011 - May 31, 2011	326,265	$5.49	326,265	$5.3 million
June 1, 2011 - June 30, 2011	45,600	$5.46	45,600	$5.0 million
Total	1,824,040	$5.48	1,824,040

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

Date:	August 4, 2011	Multimedia Games Holding Company, Inc.

		By:	/s/ Adam D. Chibib†
Adam D. Chibib
Chief Financial Officer

†Mr. Chibib is signing as an authorized officer and as our Principal Financial Officer and Principal Accounting Officer.

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION

3.1	Amended and Restated Articles of Incorporation	(1)

3.2	Amendment to Articles of Incorporation	(2)

3.3	Amendment to Articles of Incorporation	(3)

3.4	Fifth Amended and Restated Bylaws	(4)

31.1	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(+)

31.2	Certification of Principal Accounting Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(+)

32.1	Certification as required by Section 906 of the Sarbanes Oxley Act of 2002	(+)

101.INS	XBRL Instance Document**	(+)

101.SCH	XBRL Taxonomy Extension Schema Document**	(+)

101.CAL	XBRL Taxonomy Calculation Linkbase Document**	(+)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**	(+)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**	(+)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**	(+)

(1)	Incorporated by reference to our Form 10-QSB for the quarter ended March 31, 1997, as filed with the Securities and Exchange Commission, or SEC, on May 15, 1997.

(2)	Incorporated by reference to our Form 10-Q for the quarter ended December 31, 2003, as filed with the SEC on February 17, 2004.

(3)	Incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on April 5, 2011.

(4)	Incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on March 23, 2011.
(+)    Filed herewith.

**
In accordance with Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.