Form 10-K
period 2011-09-30
MULTIMEDIA GAMES HOLDING COMPANY, INC.
filed 2011-11-17
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011
OR

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
Common Stock, par value $0.01 (Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☐	Accelerated Filer ☒

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2011) was $154,071,391 (assuming, for this purpose, that only directors and officers are deemed affiliates.)

As of November 14, 2011, there were 26,829,212 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement on Schedule 14A to be delivered to shareholders in connection with the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

FORWARD LOOKING STATEMENTS

Multimedia Games Holding Company, Inc. (f/k/a Multimedia Games, Inc.) and its subsidiaries (referred to as the “Company,” “we,” “us,” “our” or "Multimedia Games") has made forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future actions, operating results, liquidity, capital expenditures, cash management and financial discipline, product, system and platform development and enhancements, customer and strategic relationships with third parties, strategies, initiatives, legal and regulatory uncertainties, including outcomes of litigation, the effects of such outcomes upon our business, changes in existing laws and regulations or in the interpretation of such laws and regulations, entry into new markets or jurisdictions or the obtaining of new licenses. The forward-looking statements may be preceded by, followed by or include the words “may,” “might,” “will,” “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate,” “continue,” or the negative or other variations thereof or comparable terminology that convey the uncertainty of future events or outcomes. All forward-looking statements are based on current expectations and projections of future events. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

 Forward-looking statements are not guarantees of performance. You should understand that the factors discussed in Item 1A of Part I of this Report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Actual results could differ materially from those stated or implied by our forward-looking statements, due to risks and uncertainties associated with our business or under different assumptions or conditions. You should not place undue reliance on any of these forward- looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  Business

FORWARD-LOOKING STATEMENTS

The following discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in the cautionary note regarding forward looking statements above and Item 1A - Risk Factors included elsewhere in this Report.

GENERAL

The Company designs, manufactures and supplies innovative standalone and networked gaming systems to Native American and commercial casino operators in North America, domestic and selected international lottery operators, and charity and commercial bingo gaming facility operators.  The Company's standalone gaming machines are primarily sold and placed in Class III settings while its central determinant and server-based centrally-linked products and systems are primarily sold and placed in Class II, video lottery terminal and electronic bingo settings. We use the term Class III to refer to traditional slot machines that are placed or sold in commercial jurisdictions as well as compact games located in various tribal gaming jurisdictions. The Class II market is associated with Native American gaming in the United States, Class II gaming is generally understood as the game of chance commonly known as bingo (whether or not electronic, computer, or other technological aids are used in connection therewith).

The Company was incorporated in Texas on August 30, 1991. Initially, the Company derived the majority of its revenues from its bingo games, including satellite linked, high stakes bingo games and interactive high speed bingo games played on interconnected electronic player stations placed in participating bingo halls owned primarily by Native American tribes. The Company has since expanded its product line and markets served to include Class II and Class III gaming facilities operated by Native American and commercial casinos and derives the majority of its gaming revenues from participation, or revenue share, agreements. Under these agreements, the Company places player terminals and systems as well as its proprietary and other licensed game content at a customer's facility in return for a share of the revenues that these terminals and systems generate. In 2009, the Company once again expanded its product offering and began generating revenue from the sale of gaming units and systems that feature proprietary game content and game themes licensed from others. Today, the Company continues to increase these for-sale revenues by expanding into additional gaming jurisdictions and into other segments of the gaming market. The Company also generates revenues by providing the central determinant system operated by the New York State Division of the Lottery for the video lottery terminals installed at racetracks in the State of New York.

The following table sets forth our end-of-period installed player terminal base by quarter and by region for each of the five most recent quarters:

Quarter Ended	Oklahoma	Mexico	Other(1)	Total Participation Units
9/30/2011	7,500	3,475	1,879	12,854
6/30/2011	7,361	4,338	1,572	13,271
3/31/2011	7,396	4,551	1,457	13,404
12/31/2010	7,368	4,451	1,304	13,123
9/30/2010	7,047	4,784	1,201	13,032

(1)
Includes units installed in Alabama, Arizona, Arkansas, California, Connecticut, Florida, Iowa, Kansas, Louisiana, Minnesota, Mississippi, New Mexico, New York, Rhode Island, Texas, Washington and Wisconsin.

Additional financial information relating to industry segments appears in Note 1 Summary of Significant Accounting Policies in Part IV of this Report.

The Company currently operates in one business segment. For information about our revenues, net income, assets, liabilities, stockholders equity and cash flows, see our Consolidated Financial Statements and Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Unless the context otherwise requires, the terms "Company," "MGAM," "Multimedia Games," "we," "us," and "our" include Multimedia Games Holding Company, Inc. and its wholly-owned subsidiaries: Multimedia Games, Inc. (f/k/a MegaBingo, Inc.), MGAM Systems, Inc., MGAM Technologies, LLC, MegaBingo International, LLC, Multimedia Games de Mexico 1, S. de R.L. de C.V., Multimedia Games de Mexico, S. de R.L. de C.V., and Servicios de Wild Basin S. de R.L. de C.V. Our executive offices are located at 206 Wild Basin Rd., Bldg. B, Fourth Floor, Austin, Texas, 78746, and our telephone number is (512) 334-7500.

MARKETS

We participate in the Class III markets in North America, as well as in the Class II market in the United States, through participation, or revenue share, agreements and the sale of proprietary gaming units and systems.

Class III Market

The Class III market is the primary gaming market in North America. In 2011, we continued to expand the scope of our proprietary Class III offerings by developing additional new products and seeking licenses in additional Native American and commercial casino jurisdictions.  We currently have our proprietary Class III units placed on a revenue sharing arrangement in Native American facilities or commercial casinos in Arkansas, California, Connecticut, Florida, Idaho, Iowa, Kansas, Louisiana, Oklahoma, Minnesota, Mississippi, New Mexico, New York, Rhode Island, Texas and Washington and are working to secure licensing approval to place our Class III games and systems in a number of new jurisdictions across the United States.  Additionally, we have sold proprietary Class III to Native American and commercial casino customers in Connecticut, California, Indiana, Iowa, Kansas, New York, Florida, Louisiana, Mississippi and Minnesota, and are seeking licensing approval to sell our Class III games in additional markets. The licensing process includes specific jurisdictional approvals from the appropriate testing laboratory and from the appropriate regulatory agency. We currently have a total of 132 gaming licenses in 19 states, 113 of these licenses are Class III licenses in 19 states, and we are currently licensed to offer Class III gaming units with 95 tribes. Our licensed jurisdictions include the commercial casino markets of Mississippi and Louisiana, where we commenced field trials of proprietary games near the end of fiscal 2010.   We expect to be licensed in several additional Class III markets during fiscal 2012 and in more jurisdictions over the next several years.  We believe that we will successfully place and sell our proprietary player terminals to new Class III markets throughout fiscal 2012 and beyond.
Our largest Class III market and largest overall market is Oklahoma.  The Company sells and leases, in a revenue sharing arrangement, proprietary and third-party Class III products to tribal casinos throughout the state of Oklahoma. In fiscal 2011, the Company generated 45% of its total revenues from Class III products in Oklahoma, compared to 51% and 56% in fiscal 2010 and 2009, respectively. Furthermore, 41% of our total revenue in the fiscal year ended September 30, 2011, was generated by a single tribe in Oklahoma, the Chickasaw Nation, as compared to 44% and 42% of our total revenues in the same period of 2010 and 2009, respectively.
In the State of Washington, our Class III business is governed by tribal compacts between the Native American tribes in Washington and the state.  We sell and lease, in a revenue sharing arrangement, Class III gaming equipment to Native American customers and also receive a small fee for the use of our back-office systems in the State of Washington.  In fiscal 2011, we sold 613 new proprietary Class III games to customers in Washington State, which accounted for approximately 53% of our total new, proprietary unit sales in the period.  Additionally, our installations in Washington are also supported by our back-office system that allows customers to maintain end-user information, details of ticket manufacture, distribution and sales along with monitoring game operation and generating system reports. The back-office systems are maintained by the Company and the Company charges a daily fee for the maintenance and support of these systems.

In September 2011 the Company, through its wholly-owned subsidiary, obtained manufacturer and distributor licenses from the Nevada Gaming Commission.  This action is the first stage in the process to allow the Company to sell and/or lease slot machines in the State of Nevada, the largest gaming market in North America with approximately 165,000 slot machines at facilities throughout the state.  The Company will now pursue the review and approval of its games and gaming platform from the Nevada State Gaming Control Board's Technology Division, the electronic gaming device regulatory lab for the State of Nevada, and expects to achieve initial sales and/or placements of its proprietary product in Nevada in fiscal 2013.

Class II Market

In 2011, we derived approximately 18% of our total revenue from Class II, compared to 13% in 2010 and 15% in 2009.

The Class II market is associated with Native American gaming in the United States.  To service this marketplace, we provide our customers with a variety of linked interactive electronic games and back-office systems.  We currently have Class II gaming units deployed in Oklahoma, Washington, California, Alabama, Arizona, Kansas, New Mexico, Texas, Wisconsin, and New York.  Our high-speed products feature a mix of proprietary and in-demand third party content that enables us to deliver an entertaining gaming experience.  We also provide innovative gaming systems that allow us to regularly deploy new game engines and use differing themes around the same underlying base game; our back-office systems enable our customers to track and adjust the performance of their slot floor to ensure the optimal gaming experience for their customers.

In 2011, the Company increased its investment in Class II gaming and plans on furthering this investment in 2012. We believe that this increased investment, coupled with our expertise in Class II gaming will result in increased penetration into our core Class II markets.

International Electronic Bingo Market

We entered Mexico, our most significant international market, in March 2006 by providing Apuestas Internacionales, S.A. de C.V., or Apuestas, a subsidiary of Grupo Televisa, S.A., with traditional and electronic bingo gaming machines, technical assistance and related services for Apuestas’ locations in Mexico.  Under its current permit from the Mexican Ministry of the Interior (Secretaria de Gobernación), Apuestas may open and operate up to 65 gaming establishments.  As of September 30, 2011, we had installed 3,231 player terminals at 21 gaming establishments, with all player terminals placed pursuant to a revenue share arrangement which is similar to our revenue share arrangements with selected domestic customers.  In addition to our agreement with Apuestas, we have installed 244 player terminals at establishments of other gaming operators in Mexico and provide technical assistance and related services.  We derived approximately 5% of our total revenue from our operations in Mexico in fiscal 2011, compared to 7% in 2010 and 8% in 2009. As a result of recent regulatory changes in Mexico, we are beginning to convert a portion of our installed base of electronic bingo units to Class III games. We amended our agreement with Apuestas in early 2010 to tie our future investments under this relationship to return on invested capital. This arrangement has shifted our focus from expanding our footprint toward generating positive cash flow. International business is inherently subject to various risks and we are experiencing challenges relating to the importation of goods into Mexico, primarily related to the value added tax levied on product shipments for 2006 and 2007, which were recently reviewed by the Mexican taxing authorities.

Central Determinant System Market

We provide the New York Lottery with a central determinant system for the video lottery terminals in operation at licensed New York State racetracks.  As of September 30, 2011 this central determinant system connected to approximately 12,500 video lottery terminals and electronic table games provided by third party providers and has the ability to interface with, provide outcomes to, and manage the video lottery terminals and interface with and manage the electronic table games.  Pursuant to our agreement with the New York Lottery, we receive a portion of the network-wide hold (generally: cash in, less prizes paid) per day in exchange for our provision and maintenance of the central determinant system.  In June 2009, the New York Lottery awarded us with a seven-year contract extension which extends our agreement through December 2017 and provides us an opportunity to expand our network as the New York Lottery licenses additional race track gaming facilities in the state. Subsequent to our fiscal year-end the New York Lottery added another racetrack gaming facility at the Aqueduct Racetrack in New York, New York. The Resorts World casino opened on October 28, 2011 with approximately 2,500 video lottery terminals and electronic table games.

We also provide video lottery technologies to Native American tribes in the state of Washington for which we receive a portion of the revenue generated from the video lottery terminals connected to the system. Revenue generated from our central determinant systems at the New York Lottery and within the state of Washington represents recurring revenue and we derived approximately 11% of our total revenue from such systems in 2011, compared to 10% in 2010 and 9% in 2009.

In addition, we have designed and developed an electronic bingo system for the Ontario (Canada) Lottery and Gaming Commission under a fixed fee based arrangement, which accounted for approximately 3%, 2% and 0% of our revenue for the years ended September 30, 2011, 2010 and 2009, respectively.

Charity Bingo Market

Charity gaming, including paper bingo in Minnesota and, historically, electronic gaming in Alabama, is operated by nonprofit organizations for the benefit of charitable, educational and other lawful purposes.  Our player terminals and systems in this segment are generally placed in facilities under participation arrangements and we receive a percentage of the hold per day generated by each of the player terminals. Due to regulatory changes in the State of Alabama, the Company removed all of its charity bingo machines from charity customer facilities in Alabama during fiscal 2011. In addition, during 2011 the Company exited paper bingo market in Minnesota.

PRODUCTS

We provide a wide range of networked gaming systems that control and operate Class II gaming machines, video lottery terminals and bingo terminals at Native American and commercial gaming facilities in North America. In addition, we offer back-office accounting and slot management systems that our customers use to manage their floor operations.
We also provide server-based centrally-linked player terminals that are placed and sold in Class II, video lottery terminal and bingo settings as well as standalone player terminals that are placed and sold in Class III settings. These player terminals feature mechanical reel or video reel game capability while our game content for these terminals is designed and developed to provide exciting, industry-unique gaming experiences for players in Class II, Class III, video lottery terminal and bingo markets.
Our range of games available across the above mentioned markets include:
Classic Mechanical Reel Games
We offer a full range of classic 3-reel and 5-reel mechanical reel games that provide players with a traditional slot gaming experience. Our 3-reel games leverage some of our enduring brands (Mega Meltdown®) and feature a unique take on traditional slot games with eye-catching top box features (King Richer® and Wild Wheel®). “King Richer” is a trademark of Design Works Studios, LLC and used with permission. The Company's 5-reel games enjoy a unique configuration in the Player HD® cabinet with 3-1/2 inch wide mechanical reels along with configurable reel backlighting and the ability to individually front light each reel. Games include Dragon's Wild®, Triples® and Jalapenny-O®.
Side Action® Series
Offering a twist on traditional slot games, the Side Action series adds a secondary game that plays out simultaneously to the spinning video reel slot game. Side Action games include Side Action PokerTM (based on a five-card stud poker hand), Side Action DiceTM (based on a six dice roll) and Side Action KenoTM (based on a 30 number keno game in which the player selects six numbers).
Maximum Lockdown® Series
Maximum Lockdown is a hybrid mechanical reel game that bridges the gap between 3-reel and 5-reel mechanical reel products. When matching symbols land on reels one and five, they lock down as the three inside reels act as traditional mechanical reels and spin to reveal winning combinations.
Treasure TopTM Series
The Treasure Top Series is a range of 3-reel mechanical games that feature an exciting custom top box that includes LED lights and a video spinning wheel.
TournEvent®
Our award-winning slot tournament system is a proven solution that allows operators to seamlessly switch from in-revenue gaming to out-of-revenue tournaments with the simple click of a mouse at the control center, conveniently located within the game bank. The gaming machines allow players to monitor their progress within the tournament and include cameras that deliver live video to the player screen and overhead displays. Overhead, the bank signage displays tournament information including the live video, live leaderboards and countdown clocks. Located at the end of the bank, the control center allows operators to easily manage and implement slot tournaments, all at the touch of a button.
High Rise GamesTM
The Company recently introduced a range of products that include the industry's largest top box, a vertically oriented 37” LCD screen that eliminates overhead signage, creates new possibilities for gaming action and offers LED lights around the perimeter of the top box screen as well as unique bonus features.
MoneyBallTM uses the top box screen to deliver bonus rounds that mirror the action of a pachinko machine combined with stunning animation elements. Players select the direction of the ball launch and watch as it hits pins, bumpers, multi-ball triggers, 3x fireballs or a ball lock. Each shot ends in a prize bucket at the bottom of the screen and awards credits. Jackpot Factory® offers a 5-tier progressive with four bonus features and stunning top screen animation on the 37-inch video top box. One Red Cent DeluxeTM and A Girl's Best Friend DeluxeTM are also5-tier progressives with amounts displayed in the top box . Finally, White Hot ProgressiveTM utilizes the top box screen to display progressive amounts that get "hotter and hotter" as the amounts get bigger and bigger.

OUR STRATEGY

Seek to diversify our revenue model: Over the course of our history, revenue generation has primarily been tied to placements of participation games at our customers’ gaming facilities.  These placements typically entitle us to a percentage of the hold per day generated by each of our player terminals and, as such, tie us closely to the success of our customers.  As of September 30, 2011, our installed base of units on participation totaled 12,854 games. Historically, we successfully established long-term development and placement fee agreements with several key customers and we continue to seek additional contractual commitments such as participation agreements to further expand our customer base and installed base of player terminals. More recently, we began to focus on expanding our business model to include the sale of proprietary player terminals and game content, systems and services.  In 2011, we had sales of $20.4 million for 1,150 proprietary player terminals and related games themes, compared to sales of $14.4 million for 930 in 2010 and no sales in 2009. As we pursue increased penetration of existing jurisdictions and add new jurisdictions, we continue to expand our unit sales business. Our marketing efforts are focused on providing games that deliver high levels of performance for our customers.  We believe our newest products, discussed in more detail below, will help expand our footprint in new jurisdictions and ultimately increase the total number of machines we can place and sell as well as the total number of customers with which we can sell or place our machines.

Expand Class III offerings in additional jurisdictions: While we are expanding our portfolio of Class III games to encompass additional categories and include new game themes, we are also working to expand our total addressable market by targeting new gaming jurisdictions across the United States that build on our efforts in Oklahoma, California, Washington and other markets.  To accomplish this goal, we secured licenses in 2011 to market our Class III products in Arkansas, Arizona, Indiana, Iowa, Kansas, New York, and Wisconsin and in 2010 to market our Class III products in Mississippi and Louisiana. We are also in various stages of pursuing new licenses in a number of states, including: Florida, Indiana, Michigan, New York (tribal), Illinois, Pennsylvania, and New Mexico.  In addition, in September 2011, we received manufacturer and distributor licenses from the Nevada Gaming Commission and expect to have initial sales and/or placements of our products in fiscal 2013 as we pursue the review and approval of our games and gaming platform during fiscal 2012.

Focus on development of proprietary products: We intend to build on our success in the Class II and Class III markets with our existing proprietary products, including the Player HD cabinet, and our video and mechanical reel games with a growing line of new products, including:

•
TournEvent. TournEvent helps transform the traditional process through which operators convert their slot floors into tournament venues by offering a proprietary in-revenue game that can be converted into a tournament game at the touch of a button. The second generation version of this system was introduced and sold or placed into the market in fiscal 2011 and we recently launched the third generation version of TournEvent, which features several new capabilities.

•
Class III video and mechanical reel games. We have 48 proprietary Class III video and mechanical reel game titles and are investing to grow our library of proprietary titles. Our investment in, and new approach to, game development is yielding new games and play features that provide enhanced entertainment experiences. Among our newest games are the new hybrid mechanical reel Maximum Lockdown® series and the Side Action® series of games for the video reel segment. For the five reel mechanical reel segment we recently introduced games with the Power Stacks® feature and for the three reel mechanical reel segment we introduced new top box features.

•
High Rise Games. Subsequent to the end of fiscal 2011, we introduced the High Rise Games series, our first-ever games featuring five new game titles and a unique gaming cabinet with the industry's largest top box, a vertically oriented 37” LCD screen. The premium participation category will allow us to enter what we estimate is a multi-billion dollar segment of our customers' slot floors.

Offer new Class II products that benefit our tribal customers: Historically, our business has been reliant on our efforts in the Class II gaming space and this market remains an important part of our focus on product excellence.  We continue to work on developing new Class II products to support expanding or retaining existing customer relationships and provide us the opportunity to secure new relationships.  Furthermore, we plan to further enhance the portfolio of gaming solutions we provide to our Class II gaming customers with the overriding goal of enhancing our net gaming revenue.   Our installed Class II footprint is primarily with one customer in Oklahoma, with these units being placed pursuant to long-term agreements following our decision to provide this customer with expansion capital. We believe our enhanced focus on the development of new proprietary Class II products will allow us to address the significant Class II market within our largest customers in Oklahoma as well as with customers in other markets.

Reduce our reliance on third party products by continually improving our proprietary product portfolio: We continue to improve the quality of our proprietary product portfolio.  Our game development studios are working to incorporate the needs and desires of slot players as well as technology innovation in our proprietary game library to deliver an entertainment experience players find both exciting and entertaining.  Our ability to develop new entertaining proprietary games will help drive sales, help grow our installed base of recurring revenue games and allow us to generate a higher cash return from the refreshment of our existing installed base. As we reduce our reliance on third-party products, we expect to generate a higher return on our investments in gaming technology.

Provide superior customer service through our back-office systems: We plan to continue to provide quality customer service through our back-office systems and technology.  The majority of our proprietary player terminals and central determinant systems include our MGAMe® back-office systems that provide accounting, management and information services to our customers, who are then able to monitor all aspects of their gaming activities in real-time at the player terminal and gaming facility level.  Our systems normally include a database server that archives details of distribution and sales, as well as end-user information used by the gaming facilities for marketing and player tracking.  Our typical system also includes a management terminal that can monitor game-system operation and generate system reports.

Expand presence in the video lottery terminal market with our system-based products: We currently provide video lottery technologies to Native American tribes in the state of Washington and have designed and developed an electronic bingo system for the Ontario Lottery and Gaming Commission. We also provide the central determinant system for the New York Lottery's video lottery terminal offerings at nine racetracks in the state.  Pursuant to the terms of the New York Lottery agreement, we do not provide games but rather receive a portion of the network-wide hold per day in exchange for our provision and maintenance of the central determinant system. Resorts World casino, the newest licensed racetrack casino by the New York Lottery opened on October 28, 2011 and added an additional 2,500 terminals to the New York Lottery system.

COMPETITION

We compete in a variety of gaming markets with equipment suppliers of varying size.  Competition is generally on the basis of the amount of profits our products generate for our customers relative to the amount of profits generated by our competitors' products as well as the prices and/or fees we and our competitors charge for products and services offered.  We believe that in addition to economic considerations, the most important factor influencing product selection is end user appeal which has a direct effect on the volume of play generated by a product and drives the revenues generated for our customers.  To drive customer demand and improve product attractiveness to end users, we are continually working to develop new game themes, gaming engines, hardware platforms and systems, all while working to release these new products to the marketplace in a timely manner.

As we move more deeply into the Native American and commercial Class III casino markets, we expect competition for our products and services to increase, which will have a direct impact on our ability to control our pricing model.  To offset this increased competition, we plan to regularly introduce a variety of new proprietary stand-alone player terminals and new proprietary content and when necessary new gaming platforms and systems that we believe will appeal to our customers' end users.  However, we believe that the net revenue retained by our customers from their installed base of player terminals will remain the most significant competitive factor, one that may require us to change the terms of our participation arrangements with customers.

Competition in our industry includes Aristocrat Technologies, Inc., Bally Technologies, Inc., Cadillac Jack, Inc., Gaming Capital Group, LLC, International Game Technology, Konami Co. Ltd, Rocket Gaming Systems LLC, Video Gaming Technologies, Inc. and WMS Industries, Inc.

RESEARCH AND DEVELOPMENT

We conduct research and development activities primarily to develop new gaming systems, gaming engines, casino data management systems, casino central monitoring systems, video lottery outcome determination systems, gaming platforms and gaming content as well as to add enhancements to our existing product lines.  We believe our ability to deliver differentiated, appealing products and services to the marketplace is based on our research and development investments and we expect to continue to make such investments in the future.  Research and development costs consist primarily of salaries and benefits, consulting fees and an allocation of corporate facilities costs related to these activities.  Once the technological feasibility of a project has been established, it is transferred from research to development and capitalization of development costs begins until the product is available for general release. Research and development expenses were $12.9 million, $12.1 million and $12.8 million for the years ended September 30, 2011, 2010 and 2009, respectively.

INTELLECTUAL PROPERTY

We develop intellectual property in our industry. While we do not believe that any single patent or item of other intellectual property is crucial to our business, we use a combination of patents, copyrights, trade secrets, trademarks and proprietary information to create, maintain and/or enhance a competitive position, protect our products, and defend against litigious competitors. We have been granted over 100 patents related to games and systems, most of which are unexpired, and have more than 200 patent applications pending in the United States as well as in many foreign countries, including 65 patents issued and 124 patents pending in the United States. The expiration dates of these patents vary and are based on their filing and issuances dates. We intend to continue to actively file for patent protection, where such filings are commercially reasonable, within and outside the United States.

We also seek protection for a large number of our products by registering hundreds of trademarks in the United States and various foreign countries. We have 267 registered trademarks and 79 trademarks pending in the United States. Under permission or license agreements with third parties, we also sell products covered by independently filed copyrights, trademarks, and/or patents. Typically, these contracts require us to pay royalties to the licensing party. Royalty expenses are included in cost of gaming and systems in our consolidated financial statements included in this report.

We rely on patents, copyrights, trademarks, trade secret laws, license agreements and employee nondisclosure agreements to protect our various proprietary rights and technologies.   Since these laws and contractual agreements provide us with limited protection, we also actively rely on our proprietary expertise and technological innovation to develop new products and systems in order to create, maintain and/or enhance our competitive position.  While we also rely on trade secrets, un-patented know-how and innovation, we cannot be certain that others will not independently develop similar technology or that our secrecy will not be breached. In addition, we rely on intellectual property licenses from one or more third party competitors. As we continue to grow our business with both our existing and new products and technologies, we may face material third party infringement and other claims. See Item 1A - Risk Factors.

EMPLOYEES

At September 30, 2011, we had 410 full-time and part-time employees, including 176 engaged in field operations, customer support and manufacturing, 162 in system and game development, 23 in sales and marketing, 19 in accounting and 30 in other general administrative and executive functions.  We do not have a collective bargaining agreement with any of our domestic employees and we believe our relationship with our current employees is good.

FOREIGN AND DOMESTIC OPERATIONS AND GEOGRAPHIC DATA

The United States represents the Company’s largest geographic market. Approximately 92% of the Company’s revenue in 2011 came from customers inside the United States, compared to 91% and 92% in 2010 and 2009, respectively. The Company currently operates electronic bingo in Mexico with 5% of our total revenue from our operations in Mexico in fiscal 2011, compared to 7% in 2010 and 8% in 2009; and the company developed, for a fixed fee, the electronic bingo system for the Ontario Lottery and Gaming Commission in Canada, with 3% of our total revenue from our operations in Canada in fiscal 2011, compared to 2% in 2010 and no revenue in 2009.

GAMING REGULATIONS AND LICENSING

The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. The manufacture and distribution of gaming devices and systems are subject to extensive regulation under the laws, rules, and regulations of the jurisdiction where it is located. These laws, rules, and regulations generally concern the responsibility, financial stability, and character of the owners, managers, and persons with financial interest in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary action in other jurisdictions.

Our business is subject to various federal, state, and local laws and regulations in addition to gaming regulations. These laws and regulations include, but are not limited to, restrictions and conditions concerning environmental matters, employees, currency transactions, taxation, zoning and building codes, and marketing and advertising. Such laws and regulations could change or could be interpreted differently in the future, or new laws and regulations could be enacted. Material changes, new laws or regulations, or material differences in interpretations by courts or governmental authorities could adversely affect our operating results.

We believe we hold all of the licenses and permits necessary to conduct business in 132 commercial and tribal jurisdictions following the recent addition of Class III tribal casinos in California.  While the regulatory requirements vary from jurisdiction to jurisdiction, most require:

•	Documentation of qualification, including evidence of financial stability;

•	Findings of Suitability for the Company, as well as its officers and directors; and

•	Gaming equipment and game approvals following testing and certification by testing labs.

Laws of various gaming regulatory agencies serve to protect the public and ensure that gaming-related activity is conducted honestly and free from corruption.   Regulatory oversight also ensures that local authorities receive the appropriate amount of gaming tax revenues.  As such, our financial systems and reporting functions are required to demonstrate high levels of detail and integrity.

We are working to expand our total addressable market by targeting new gaming jurisdictions across the United States that build on our efforts in Oklahoma, Rhode Island and Washington.  To accomplish this goal, we have recently secured licenses in Nevada, Arkansas, Arizona, Iowa Racing and  Gaming Commission, Indiana, Kansas Racing and Gaming Commission, Wisconsin, Louisiana, Mississippi, California, Minnesota and Ontario, and are currently pursuing new licenses in a number of states, including: Florida, Idaho, Illinois, Ohio, Michigan, Missouri, New Jersey, New York (tribal), Wisconsin, and Kansas (tribal).

In general, we are subject to a wide range of federal, state and Native American laws and regulations that affect our general commercial relationships with our Native American tribal customers and the products and services we provide.  As we more fully enter the traditional commercial gaming marketplace, we will also be subject to increased state regulatory requirements that will require more in-depth state-by-state licensing and oversight.  Furthermore, we may also be subject to a range of state and local regulations in the markets where we seek to provide products and services for charity bingo markets.

Federal Regulation

At the federal level, we are subject to two key pieces of legislation.  Our Native American customers are regulated by the National Indian Gaming Commission (NIGC), which was established by the Indian Gaming Regulatory Act of 1988 (IGRA).  The NIGC has regulatory authority over certain aspects of Native American gaming and defines the boundaries of our dealings with the Native American marketplace and the level of regulatory authority these games are subject.

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

State Licensing

We are subject to licensing requirements in each in each state in which we seek to conduct business.  We are licensed in several commercial gaming jurisdictions including: Indiana, Louisiana, Mississippi, Nevada and Rhode Island. Additionally, in the states of Missouri, New Mexico and Pennsylvania we are currently undergoing the licensing application process. Each state license is considered to be a privilege license and is subject to regulatory, technical, and statutory requirements.

Nevada Government Regulation

The manufacture, sale, lease, and distribution of gaming devices and cashless wagering, mobile gaming, and interactive gaming systems in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder, collectively referred to herein as the Nevada Act, and various local regulations. Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, referred to herein as the Nevada Commission, the Nevada State Gaming Control Board, referred to herein as the Nevada Board, and various county and city licensing agencies. We refer to the Nevada Commission, the Nevada Board, and the local authorities as the Nevada Gaming Authorities.

The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things:

•	the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

•	the establishment and maintenance of responsible accounting practices;

•
the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues;

•	providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•	the prevention of cheating and fraudulent practices; and

•	providing a source of state and local revenues through taxation and licensing fees.

Any change in such laws, regulations and procedures could have an adverse effect on our future operating results.

Any company that sells, leases, and distributes gaming devices in Nevada is required to be licensed by the Nevada Gaming Authorities, and Multimedia Games, Inc., our subsidiary that sells, leases, or distributes gaming devices or systems in Nevada, is licensed by the Nevada Gaming Authorities. We have also been registered as the shareholder of the subsidiary gaming licensee, when relevant. All gaming devices manufactured for use or play in Nevada must be approved by the Nevada Commission prior to distribution or being exposed for play. Before associated gaming equipment, as defined in the Nevada Act, can be distributed in Nevada, such equipment must be administratively approved by the chairman of the Nevada Board.

We are required to be registered by the Nevada Commission as a publicly-traded corporation, and as such, we are required to periodically submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a shareholder or member of, or receive any percentage of profits from the licensed subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Additionally, local authorities have taken the position that they have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee. This company and our subsidiary have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, this company or the licensed subsidiary to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors, and certain key employees of the licensed subsidiary must file applications with the Nevada Gaming Authorities and may be required to be licensed by the Nevada Gaming Authorities. Officers, directors, and key employees of this company who are actively and directly involved in the gaming activities of the licensed subsidiary may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing or a finding of suitability for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability, or the gaming licensee by which the applicant is employed or for whom the applicant serves, must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director, or key employee unsuitable for licensing or to continue having a relationship with us or the licensed subsidiary, this company or the licensed subsidiary would have to sever all relationships with that person. In addition, the Nevada Commission may require us or the licensed subsidiary to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

We are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all of this company's and the licensed subsidiary's material loans, leases, sales of securities, and similar financing transactions must be reported to or approved by the Nevada Commission.

If the Nevada Commission determined that we or the licensed subsidiary violated the Nevada Act, it could limit, condition, suspend, or revoke, subject to compliance with certain statutory and regulatory procedures, our gaming license and those of the licensed subsidiary. In addition, this company and the licensed subsidiary and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission.

Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his or her suitability as a beneficial holder of the voting securities determined if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

The Nevada Act requires any person who acquires more than 5% of any class of our voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of any class of our voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor” as defined in the Nevada Act, which acquires more than 10% but not more than 25% of any class of our voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only.

An institutional investor will be deemed to hold voting securities for investment purposes if it acquires and holds the voting securities in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies, or operations of us or our gaming subsidiary, or any other action that the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•voting on all matters voted on by stockholders;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

•	such other activities as the Nevada Commission may determine to be consistent with such investment intent.

If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of our common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or our licensed subsidiary, we or the licensed subsidiary:

•	pay that person any dividend or interest upon any of our voting securities;

•	allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•	fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities including if necessary, the immediate purchase of the voting securities for cash at fair market value.

The Nevada Commission may, in its discretion, require the holder of any debt security of this company to file an application, be investigated, and be found suitable to hold the debt security. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, this company can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it:

•	pays to the unsuitable person any dividend, interest, or any distribution whatsoever;

•	recognizes any voting right by such unsuitable person in connection with such securities;

•	pays the unsuitable person remuneration in any form; or

•	makes any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

We are required to maintain a current stock ledger that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner. The Nevada Commission has the power to require this company's stock certificates to bear a legend indicating that such securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on this company.

We may not make a public offering of any securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire, or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar purposes. An approval, if given, does not constitute a finding, recommendation, or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

On September 22, 2011, the Nevada Commission granted this company prior approval to make public offerings for a period of three years, subject to certain conditions, referred to herein as the “shelf approval.” The shelf approval also includes approval for this company to place restrictions on the transfer of any equity security issued by the licensed subsidiary and to enter into agreements not to encumber such securities, pursuant to any public offering made under the shelf approval. However, the shelf approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The shelf approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or other disclosure document by which securities are offered or the investment merits of the securities offered. Any representation to the contrary is unlawful.

Changes in control of this company through merger, consolidation, stock, or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he or she obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of this company must satisfy the Nevada Board and the Nevada Commission concerning a variety of stringent standards prior to assuming control of us. The Nevada Commission may also require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities, and corporate defensive tactics affecting Nevada gaming licensees, and registered corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to:

•	assure the financial stability of corporate gaming operators and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs

Approvals are, in certain circumstances, required from the Nevada Commission before we can make exceptional repurchases of voting securities above the current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by this company's board of directors in response to a tender offer made directly to this company's shareholders for the purpose of acquiring control of it.

License fees and taxes are payable to the State of Nevada and to local authorities. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly, or annually and are based upon the number of gaming devices operated.

As this company or our licensed subsidiary is involved in gaming ventures outside of Nevada (foreign gaming), a deposit with the Nevada Board is required and a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of our participation in such foreign gaming must be maintained thereafter. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, this company or our licensed subsidiary must also comply with certain reporting requirements imposed by the Nevada Act. This company or our licensed subsidiary would also be subject to disciplinary action by the Nevada Commission if we or the licensed subsidiary:

•	knowingly violated any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

•	fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

•
engaged in any activity or enter into any association that is unsuitable because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to the gaming policies of Nevada;

•	engaged in any activity or enter into any association that interferes with the ability of the State of Nevada to collect gaming taxes and fees; or

•
employed, contracted with or associated with any person in the foreign gaming operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability, or who has been found guilty of cheating at gambling

Tribal-State Compacts and Tribal Regulation

Native American gaming is subject to the review of the NIGC.  Native American tribes must adopt and submit for NIGC approval the ordinances that regulate their gaming activities.  Pursuant to the requirements of IGRA, our tribal customers require the tribe to have the sole proprietary interest in their gaming activities. Because federally recognized Native American tribes are independent governments with sovereign powers, Native American tribes can enact their own laws and regulate gaming operations and contracts, and generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States. See Item 1A - Risk Factors – “Our ability to effectively compete in Native American gaming markets is vulnerable to legal and regulatory uncertainties, including the ability to enforce contractual rights on Native American land.”

Class III gaming on Native American tribal lands is subject to the negotiation of a compact between the tribe and the state in which they plan to operate a gaming facility.  These tribal-state compacts typically include provisions entitling the state to receive a portion of the tribe's gaming revenues.  While tribal state compacts are intended to document the agreement between the state and a tribe, these tribal state compacts can be subject to disputes relative to permitted Class III gaming operations. Currently, we operate in three states where compacts significantly affect our business: Oklahoma, Washington, and to a lesser extent, California.

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

California. Our activities in California are governed pursuant to compacts between the state government and Native American tribes located in the state. These compacts are recognized by IGRA and permit the tribes to offer both Class II and Class III gaming machines within their gaming facilities. We offer a range of Class II linked interactive electronic games as well as Class III gaming machines to our customers in California.

Charity Regulation

We have historically supplied bingo games and systems to nonprofit organizations that operate these games for charitable, educational and other lawful purposes.  Bingo for charity is not subject to a nationwide regulatory system such as the system created by IGRA to regulate Native American gaming and, as a result, regulation for this market is generally on a state-by-state basis though, in some cases, it is regulated by county commissions or other local government authorities. Historically, we have offered charity bingo gaming systems in Alabama pursuant to constitutional amendments and county regulations or other local government authority regulations, but during the last fiscal year, due to regulatory changes in the State of Alabama, the Company removed all of its charity bingo machines from charity customer facilities in the State of Alabama.

International Regulation

We currently have ongoing operations in one major international market, Mexico.  We began placing bingo games in the Mexican market in 2006 under the jurisdiction of the Ministry of the Interior (Secretaría de Gobernación), a branch of the federal government of Mexico.  The entities and individuals who have obtained bingo permits may only operate player terminals that comply with Mexican law and regulations.  Accordingly, our contracts require us to provide player terminals that comply with said laws and regulations, and therefore, we submit our games for compliance certification to an independent lab prior to placing them in a facility of a permit holder.

ENVIRONMENTAL MATTERS
We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect on operations of possible future environmental legislation or regulations. During fiscal year 2011, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated.

Available Information.  Through the Investor Relations link on our website (www.multimediagames.com), we make available free of charge to the public, as soon as reasonably practicable after such information has been filed with the Securities and Exchange Commission, or SEC, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act, as well as other filings from time to time.  The public may read and copy any materials we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Furthermore, the SEC maintains a free website (www.sec.gov) which includes reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.  Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.  Additionally, we make available free of charge on our internet website: our Code of Business Conduct and Ethics; the charter of our Nominating and Governance Committee; the charter of our Compensation Committee; and the charter of our Audit Committee.

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

We are largely dependent upon one customer.

For the years ended September 30, 2011 and 2010, approximately 41% and 44%, respectively, of our total revenues were from one customer. Our relationship with that customer is largely governed by multiple development or placement fee agreements. Under our development and placement fee agreements, we secure a long-term revenue share percentage and a fixed number of player terminal placements in the facility, in exchange for funding the development and construction of the gaming facility. Some of these agreements are set to terminate pursuant to their terms during the next several years and we may not be able to renegotiate new agreements with that customer.

We have a significant concentration of revenues in Oklahoma and changes in economic, regulatory and licensing conditions in Oklahoma may adversely affect our business.

For the years ended September 30, 2011 and 2010, approximately 55% and 57%, respectively, of our total revenues were from Native American tribes located in Oklahoma. A significant concentration of our revenue comes from Oklahoma, and local economic, regulatory and licensing changes may adversely affect our Oklahoma customers, and therefore our development and placement fee agreements and our business, disproportionately to changes in national economic conditions, including adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, the loss of Oklahoma tribes as customers, including our largest customer, or a material decrease in our revenue share with our largest customer, would have a material and adverse effect upon our financial condition and results of operations. In addition, legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe previously avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. The State of Oklahoma permits other types of gaming, both at Native American tribal gaming facilities and at Oklahoma racetracks, and many of our competitors now seek entry into this market. The loss of significant market share to these new types of games or the increased presence of our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.  We believe that the introduction of our competitor’s more aggressive Class II machines, with characteristics of traditional slot machines, into the Oklahoma Class II market has adversely affected our operating results and market position in that state and may continue to do so in the future.

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

There are a number of established, well-financed companies producing gaming devices, game content and systems that compete with our products. Certain of these competitors may have access to greater capital resources and intellectual property than we do, and as a result, may be better positioned to compete in the marketplace. The market is crowded, with International Game Technology, WMS Industries, Inc., Bally Technologies, Inc., Aristocrat Technologies, Inc. and Konami Co. Ltd. comprising the primary competition. Pricing, accuracy, reliability, product features and functions are among the factors affecting a provider's success in selling its system.

Competition in the gaming industry is intense due to the number of providers, as well as the limited number of facilities and jurisdictions in which they operate. In addition, obtaining space and favorable placement on casino gaming floors is a competitive factor in our industry. As a result of consolidation among the gaming facilities and the recent cutbacks in spending by facility operators due to the downturn in the economy, the level of competition among providers has increased significantly as the number of potential customers has decreased.  Other members of our industry may independently develop games similar to our games, and competitors may introduce noncompliant games that unfairly compete in certain markets due to uneven regulatory enforcement policies/actions. Additionally, our customers compete with other providers of entertainment for their end user’s entertainment budget. Consequently, our customers might not be able to spend new capital on acquiring gaming equipment. Moreover, our customers might reduce their utilization of revenue share agreements.

We may not collect all amounts recorded for value added taxes related to our operations in Mexico and may be subject to additional income tax as a result.

Our Mexican operations are subject to a value added tax, or VAT, which has been applied to the imports of products originating outside of Mexico. We have an outstanding VAT receivable from the Mexican taxing authority primarily related to VAT levied on product shipments for 2006 and 2007.  At September 30, 2011 and 2010, the Company’s VAT receivable was $2.8 million and $4.6 million, respectively.  The Mexican taxing authority has ruled on 2006 and 2007 and has challenged the registration of certain of our transactions that have generated approximately $384,000 in VAT receivable.  Although we have fully reserved the VAT receivable, we have also formally contested these rulings, and we continue to believe we have a reasonable defense.  However, the final resolution of the contested balances remains uncertain and may adversely affect the carrying value of the receivable. In addition, the Mexican taxing authorities have completed income tax audits for the 2006 and 2007 periods and have ruled that a revised assessment of approximately $2.4 million should be issued for the 2007 period. Upon appeal, the Mexican taxing authorities have reduced their original assessment and we believe we can continue to provide the necessary evidence for a reasonable defense; however, an adverse determination could result in additional foreign income tax expense, which may adversely affect our financial condition, operating results or cash flow.

We may be subject to penalties as a result of customs audits in Mexico which may adversely affect our financial results.

We may be subject to penalties and assessments from the Servicio de Administracion Tributaria, or SAT, a Mexican governmental taxing entity, as a result of discrepancies on customs records related to the importation of certain machines into Mexico, which may adversely affect our financial results.

Our business operations and product offerings are subject to strict regulatory licenses, findings of suitability, registrations, permits and/or approvals that may limit our existing operations and have a negative impact on our ability to grow, which could be materially adverse to our business and prospects.

Our ability to conduct our existing traditional business, expand operations, develop and distribute new products, games and systems, and expand into new gaming markets is subject to significant federal, state, local, Native American, and foreign regulations. In the United States and many other countries, gaming must be expressly authorized by law. Once authorized, such activities are subject to extensive and evolving governmental regulation. Moreover, gaming regulatory requirements vary from jurisdiction to jurisdiction.  We expect to be subject to a wide range of complex gaming laws and regulations in the jurisdictions in which we intend to operate which could be time consuming, expensive and distracting to management.  As we expand into new markets, we expect to encounter business, legal, operational and regulatory uncertainties as well as additional responsibilities. We recently entered into several major commercial jurisdictions, including Nevada, Mississippi and Louisiana, and as a result, are subject to increasing legal, regulatory and reporting requirements that will require substantial additional resources. As we enter into new markets, we may encounter legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. If we are unable to effectively develop and operate within these new markets, then our business, operating results and financial condition would be impaired.  Furthermore, as we attempt to generate new streams of revenue by selling units to new customers we may have difficulty implementing an effective sales strategy for jurisdictional specific games. Our failure to successfully implement an effective sales strategy could cause our future operating results to vary materially from what management has forecast.

The regulatory environment in any particular jurisdiction may change in the future, and any such change could have a material adverse effect on our results of operations, business or prospects. Moreover, there can be no assurance that gaming activities will be approved by additional jurisdictions or that those jurisdictions in which these activities are currently permitted will continue to permit such activities. Although we plan to develop procedures and policies to comply with the requirements of evolving laws, there can be no assurance that law enforcement or gaming regulatory authorities will not seek to restrict our business in their jurisdictions or institute enforcement proceedings if we are not compliant.

Moreover, in addition to the risk of enforcement action, we are also at risk of loss of business reputation in the event of any potential legal or regulatory investigation whether or not we are ultimately accused of or found to have committed any violation. A negative regulatory finding or ruling in one jurisdiction could have adverse consequences in other jurisdictions, including with gaming regulators. Furthermore, the failure to become licensed, or the loss or conditioning of a license, in one market may have the adverse effect of preventing licensing in other markets or the revocation of licenses we already maintain.

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

In addition, we require new licenses, permits and approvals, including third-party certifications that our games comply with a particular jurisdiction's stated regulations, in order to meet our expectations for new market entry, and such licenses, permits or approvals may not be timely granted to us, or granted to us at all, which could have a material effect on our business in general and new market entry specifically. Obtaining and maintaining all required licenses, findings of suitability, registrations, permits or approvals is time consuming and expensive. The suspension, revocation, nonrenewal or limitation of any of our licenses would have a material adverse effect on our business operations, financial condition results of operations and our ability to maintain key employees. Additionally, the gaming authorities may deny, limit, condition, suspend or revoke a gaming license or related approval for violations of applicable gaming laws and regulations and may impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition, and results of operations. If additional gaming laws or regulations are adopted, these regulations could impose restrictions or costs that could have a significant adverse effect on us. Further, changes in existing gaming laws or regulations or new interpretations of existing gaming laws may hinder or prevent us from continuing to operate in those jurisdictions where we currently do business, which would harm our operating results. In particular, the enactment of unfavorable legislation or government efforts affecting or directed at manufacturers or gaming operators, such as referendums to increase gaming taxes or requirements to use local distributors, would likely have a negative impact on our operations.

Entering into new markets may require us to make changes to our gaming systems to ensure that they comply with applicable regulatory requirements, and may require us to obtain additional licenses. In certain jurisdictions and for certain venues, our ability to enter these markets will depend on effecting changes to existing laws and regulatory regimes. The ability to effect these changes is subject to a great degree of uncertainty and may never be achieved. We may not be successful in entering into other segments of the gaming industry.

Generally, our placement of systems, games and technology into new market segments involves a number of business uncertainties, including:

•
whether the technical platform on which our gaming units, systems, and products are based will comply or can be modified to comply with the minimum technical requirements for the each of the identified new gaming markets;

•	whether we are able to successfully pass required field trials and comply with the initial game/system installation requirements for each new jurisdiction;

•	whether our resources and expertise will enable us to effectively operate and grow in such new markets, including meeting regulatory requirements;

•	whether our internal processes and controls will continue to function effectively within these new segments;

•	whether we have enough experience to accurately predict revenues and expenses in these new markets;

•	whether the diversion of management attention and resources from our traditional business, caused by entering into new market segments, will have harmful effects on our traditional business;

•	whether we will be able to successfully compete against larger companies who dominate the markets that we are trying to enter; and

•	whether we can timely perform under our agreements in these new markets because of other unforeseen obstacles.

If we are unable to keep pace with rapid innovations in new technologies or product design and deployment, or if we are unable to quickly adapt our development and manufacturing processes to compete, our business and results of operation could be negatively impacted.

Our success is dependent on our ability to develop and sell new products and systems that are attractive not only to our customers, but also to their customers, the end players.  If our gaming devices do not appeal to customers, or if our gaming devices do not meet or sustain revenue and profitability of contractual obligations and expectations, our gaming devices may be replaced by our competitors' devices.  Additionally, we may be unable to enhance existing products in a timely manner in response to changing regulatory, legal or market conditions or customer requirements, or new products or new versions of our existing products may not achieve market acceptance in new or existing markets. Therefore, our future success depends upon our ability to design and market technologically sophisticated products that meet our customer's needs regarding, among other things, ease of use and adaptability, but also that are unique and entertaining such that they achieve high levels of player appeal and sustainability. If we fail to keep pace with our competitors, our business could be adversely affected and a decrease in demand for our games could also result in an increase in our inventory obsolescence charges.

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

There is no assurance that our investments in research and development will lead to successful new technologies or timely new products.  We invest heavily in product development in various disciplines from hardware, software, and firmware engineering to game design, video, multimedia, graphics, and sound. Our newer products are generally more technologically sophisticated and are of a different form than those we have produced in the past and we must continually refine our production capabilities to meet the needs of our product innovation. If we cannot adapt our manufacturing infrastructure to meet the needs of our product innovations, or if we are unable to make upgrades to our production capacity in a timely manner, our business could be negatively impacted.

We may not realize satisfactory returns on money lent or otherwise funded to new and existing customers to develop or expand gaming facilities.

We enter into development and placement fee agreements to provide financing for construction, expansion, or remodeling of gaming facilities, primarily in the State of Oklahoma.  Under our development and placement fee agreements, we secure a long-term revenue share percentage and a fixed number of player terminal placements in the facility, in exchange for funding the development and construction of the gaming facility.  We may not, however, realize the anticipated benefits of any of these strategic relationships or financings as our success in these ventures is dependent upon the timely completion of the gaming facility, the placement of our player terminals, and a favorable regulatory environment.  For example, in fiscal 2010, we took a material impairment charge for a note receivable for money lent in connection with a development agreement for an Alabama facility because of the legal uncertainty of charitable bingo in the State and in fiscal 2011, we removed all charitable bingo machines from charity customer facilities in the State of Alabama due to regulatory changes in the State.

Our development and placement efforts and financing activities may result in operating difficulties, financial risks, or required expenditures that could adversely affect our liquidity.  In connection with one or more of these transactions, and to obtain the necessary development and placement fee funds, we may need to extend secured and unsecured credit to potential or existing customers that may not be repaid, incur debt on terms unfavorable to us or that we are unable to repay, or incur other contingent liabilities. While we believe the increased level of receivables from counterparties to development agreements has allowed us to grow our business, it has also required direct, additional focus of and involvement by management. The failure to maintain controls and processes related to our collection efforts or the deterioration of the financial condition of our customers could negatively impact our business.

Slow growth in the establishment of new gaming jurisdictions or the number of new casinos and declines in the rate of replacement for existing gaming machines could limit or reduce our future profits.

While we continue to seek entry into already established gaming jurisdictions, demand for our products is also driven by the establishment of new gaming jurisdictions, the addition of new casinos or expansion of existing casinos within existing gaming jurisdictions and the replacement of existing gaming machines. The establishment or expansion of gaming in any jurisdiction typically requires a public referendum or other legislative action. As a result, gaming continues to be the subject of public debate, and there are numerous active organizations that oppose gaming. Opposition to gaming, such as that which we recently experienced in Alabama, could result in restrictions on or even prohibitions of gaming operations or the expansion of operations in any jurisdiction. In addition, the construction of new casinos or expansion of existing casinos fluctuates with demand, general economic conditions and the availability of financing. The rate of gaming growth in North America has diminished and machine replacements as a percentage of total floor space is at historically low levels. Slow growth in the establishment of new gaming jurisdictions, public protest, political opposition, delays in the opening of new or expanded casinos and continued declines in or low levels of demand for machine replacements, including from greater competition from table games, could reduce the demand for our products and our future profits.

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

Additionally, Native American tribes generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States.  Before we can sue or enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe, the Native American tribe must effectively waive its sovereign immunity with respect to the matter in dispute, which we are not always able to obtain.  For example, our largest customer, who accounts for over 41% of our revenue as of September 30, 2011, has not given us a waiver of sovereign immunity.  Without a limited waiver of sovereign immunity, or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract.  Even if the waiver of sovereign immunity by a Native American tribe is deemed effective, there will be an issue as to the forum in which a lawsuit can be brought against the Native American tribe.  Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native American tribes and we may be unable to enforce any arbitration decision effectively.

Our agreements with Native American tribes are subject to review by regulatory authorities.  For example, our development agreements are subject to review by the NIGC and any such review could require substantial modifications to our agreements or result in the determination that we have a proprietary interest in a Native American tribe’s gaming activity which could materially and adversely affect the terms on which we conduct our business.  The NIGC has previously expressed the view that some of our development agreements could be in violation of the requirements of the Indian Gaming Regulatory Act of 1988 and Native American tribal gaming regulations, which state that the Native American tribes must hold “sole proprietary interest” in the Native American tribes’ gaming operations, which presents additional risk for our business.  The NIGC may also reinterpret applicable laws and regulations, which could affect our agreements with Native American tribes.

We could be affected by alternative interpretations of the Gambling Devices Act, 15 U.S.C. § 1171, et. seq., or the "Johnson Act," as the customers of our Class II games, the Native American tribes, could be subject to significant fines and penalties if it is ultimately determined they are offering an illegal game, and an adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for our business, operating results and prospects.

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

Certain of our Class II Native American tribal customers have entered into compacts with the states in which they operate to permit the operation of Class III games. While we seek to also provide Class II alternatives in these markets, we believe the number of our Class II game machine placements in those customers’ facilities could decline, and our operating results could be materially and adversely affected.  As our Native American tribal customers continue to transition to gaming under compacts with their respective states, we continue to face significant uncertainty in this market that makes our business in such markets difficult to manage and predict and we may be forced to compete with larger companies that specialize in Class III gaming as these companies move into these newly created Class III compact markets.  We believe the establishment of state compacts depends on a number of political, social, and economic factors that are inherently difficult to ascertain. Accordingly, although we attempt to closely monitor state legislative developments that could affect our business, we may not be able to timely predict if or when a compact could be entered into by one or more of our Native American tribal customers. For example, in Oklahoma, we anticipate that the introduction of Class III games will continue to pressure our market and revenue share percentages and may result in a shift in the market from revenue share arrangements to a sale model.

We may not be successful in protecting our intellectual property rights, or in avoiding claims that either we are infringing upon the intellectual property rights of others, or that our intellectual property is not valid and enforceable.
We rely upon patent, copyright, trademark and trade secret laws, license agreements and employee nondisclosure agreements to protect our proprietary rights and technology, but these laws and contractual provisions provide only limited protection. We rely to a greater extent upon proprietary know‑how and continuing technological innovation to maintain our competitive position. Insofar as we rely on trade secrets, unpatented know‑how and innovation, others may be able to independently develop similar technology, or our secrecy could be breached. The issuance of a patent to us does not necessarily mean that our technology or products do not infringe upon the intellectual property rights of others. As we enter into new markets by leveraging our existing technology, and by developing new technology and new products, it becomes more likely that we will become subject to infringement claims from other parties, many of whom have significantly greater resources than we do. Problems with patents or other rights could increase the cost of our products, or delay or preclude new product development and commercialization. If infringement claims against us are valid, we may seek licenses that might not be available to us on acceptable terms or at all. Litigation would be costly and time consuming, but may become necessary to protect our proprietary rights or to defend against infringement claims. We could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others or in asserting claims against others. These expenses could have an adverse effect on our future cash flows and results of operations.  Our assessment of current intellectual property litigation could change in light of the discovery of facts not presently known to us, determinations by judges, juries or others that do not agree with our evaluation of the possible liability or outcome of such litigation, or changes in the patent laws.  If we are found to infringe on the rights of others we could be required to discontinue offering certain products or systems, to pay damages, or purchase a license to use the intellectual property in question from its owner. Litigation can also distract management from the day-to-day operations of the business. We cannot guarantee that our intellectual properties will provide us with a competitive advantage, that it will not be circumvented by our competitors, or that it is all valid and enforceable.
Our success may depend in part on our ability to obtain trademark protection for the names or symbols under which we market our products and to obtain copyright protection and patent protection of our proprietary technologies, intellectual property and other game innovations. We cannot assure you that we will be able to build and maintain goodwill in our trademarks or obtain trademark or patent protection, that any trademark, copyright or issued patent will provide competitive advantages for us, that our intellectual properties will not be successfully challenged or circumvented by competitors, or that our patents and other intellectual property are valid and enforceable.
We also rely on trade secrets and proprietary know-how. We enter into confidentiality agreements with our employees and independent contractors regarding our trade secrets and proprietary information, but we cannot assure you that the obligation to maintain the confidentiality of our trade secrets or proprietary information will be honored. Despite various confidentiality agreements and other trade secret protections, our trade secrets and proprietary know-how could become known to, or independently developed by, competitors.
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
Our contracts with our customers are on a year-to-year or multi-year basis. Except for customers with whom we have entered into development and placement fee agreements, we do not rely upon the stated term of our customer contracts to retain the business of our customers. We rely instead upon providing competitive player terminals, games and systems to give our customers the incentive to continue doing business with us. At any point in time, a significant portion of our business is subject to nonrenewal, which may materially and adversely affect our earnings, financial condition and cash flows. In addition, certain of our customer contracts have "buy out" provisions enabling our customer to purchase machines formerly provided to them under revenue participation arrangements.  To the extent our customers exercise their buy out rights pursuant to these provisions, we recognize revenue from equipment sales in the current period while losing future participation revenue from purchased machines.  This could have the effect of reducing our overall future revenues from these customers and thereby adversely affect our future operating results.
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
The demand for entertainment and leisure activities tends to be highly sensitive to consumers' disposable incomes, and thus a decline in general economic conditions, higher levels of unemployment, weakness in the housing markets, higher consumer debt levels, declines in consumer confidence in future economic conditions, higher tax rates, higher interest rates, and other adverse economic conditions may lead to our end users having less discretionary income with which to wager. Additionally, higher airfares, gasoline prices and other costs may adversely affect the number of players visiting our customers' casinos. The gaming industry is currently experiencing a period of reduced demand. A decline in the relative health of the gaming industry and the difficulty or inability of our customers to obtain adequate levels of capital to finance their ongoing operations reduces their resources available to purchase our products and services, which adversely affects our revenues. If we experience a significant unexpected decrease in demand for our products, we could also be required to increase our inventory obsolescence charges. Additionally, a decline in general economic conditions might negatively impact our customers' abilities to pay us in a timely fashion. Our customers' failures to make timely payments could result in an increase in our provision for bad debt.

Litigation may adversely affect our business, financial condition and results of operations.

We are subject to legal and regulatory requirements applicable to our business and industry.  We are also subject to the risk of litigation by employees, customers, our customer's customers, patent owners, competitors, suppliers, shareholders or others through private actions, class actions, administrative proceedings and other legal proceedings.  Litigation can be lengthy, expensive, and disruptive to our operations and results cannot be predicted with certainty or, sometimes, at all. Current estimates of loss regarding pending litigation may not be reflective of any particular final outcome. The results of rulings, judgments or settlements of pending litigation may result in financial liability that is materially higher than what management has estimated at this time and we may experience adverse publicity associated with litigation, regardless of whether the allegations are valid or whether we are ultimately found liable.  We make no assurances that we will not be subject to liability with respect to current or future litigation. We maintain various forms of insurance coverage; however, substantial rulings, judgments or settlements could exceed the amount of insurance coverage (or any cost allocation agreement with an insurance carrier), may not be covered under our existing insurance policies, or could be excluded under the terms of an existing insurance policy. Moreover, our failure to comply with procedural or operational requirements inherent to our policies may void coverage.  Additionally, failure to secure favorable outcomes in pending litigation could result in adverse consequences to our business, operating results and/or overall financial condition, including without limitation, possible adverse effects on compliance with the terms of our Amended Credit Agreement.

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

Demand for our products and the level of play of our products could be adversely affected by changes in player and operator preferences.

As a supplier of gaming machines, we must offer themes and products that appeal to gaming operators and players. There is constant pressure to develop and market new game content and technologically innovative products.  Our revenues are dependent on the earning power and life span of our games. We therefore face continuous pressure to design and deploy new and successful game themes to maintain our revenue and remain competitive.  If we are unable to anticipate or react timely to any significant changes in player preferences, such as a negative change in the trend of acceptance of our newest systems innovations or jackpot fatigue (declining play levels on smaller jackpots), the demand for our gaming products and the level of play of our gaming products could decline. Further, our products could suffer a loss of floor space to table games or other more technologically advanced games or operators may reduce revenue sharing arrangements, each of which would harm our sales and financial results. In addition, general changes in consumer behavior, such as reduced travel activity or redirection of entertainment dollars to other venues, could result in reduced demand and reduced play levels for our gaming products.
The carrying value of our assets is dependent upon our ability to successfully deploy games into new or existing markets.
We have gaming units not deployed as of September 30, 2011, which are considered part of our rental pool. This rental pool is available for deployment in new or existing customer facilities. If the opening of new facilities is altered negatively or the expansion, reduction or closing of an existing facility occurs, the realizable value of these assets could be adversely impacted. In such instances we may be required to recognize impairment charges on these assets.
We rely on hardware, software and games licensed from third parties, and on technology provided by third-party vendors, the loss of which could materially affect our business, increase our costs and delay deployment or suspend development of our gaming systems and player terminals.
We integrate various third-party software products as components of our software and rely on third-party manufacturers to manufacture our equipment. Our business could be disrupted if the manufacturers or this software or hardware, or functional equivalents of this software or hardware, were either no longer available to us or no longer offered to us on commercially reasonable terms. Acts of God, adverse weather, and shipping difficulties, particularly with respect to international third-party suppliers, could significantly delay our receipt of such components. For example, some of our suppliers are located in Japan and Thailand, both of which recently experienced natural disasters. If we are unable to obtain these items from our established third-party vendors, we could be required to either redesign our product to function with alternate third-party product, or to develop or manufacture these components ourselves, which would result in increased costs and could result in delays in our deployment of our gaming systems and player terminals. Furthermore, we might be forced to limit the features available in our current or future offerings.
We rely on intellectual property licenses from one or more third-party competitors, the loss of which could materially affect our business and the sale or placement of our products.  Various third-party gaming manufacturers with which we compete are much larger than us and have substantially larger intellectual property assets.  The gaming manufacturer industry is very competitive and litigious, and a lawsuit brought by one of our larger competitors whether or not well-founded, may have a material effect on our business and our ability to sell or place our products.
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

We are subject to the United States Foreign Corrupt Practices Act ("FCPA"), which prohibits improper payments or offers of improper payments to foreign officials to obtain business or any other benefit and also requires corporations covered by the provisions to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. We have operations and agreements with third parties and make sales in Mexico and Canada, and such international activities create the risk of unauthorized payments or offers of payments in violation of the FCPA by one of the employees, consultants, sales agents or distributors of our company, because these parties are not always subject to our control, and accounting standards practiced by our agents in Mexico and in other jurisdictions in which we may operate may not always conform with U.S. GAAP. The Company has recently augmented its Foreign Corrupt Practices Compliance Policy; however, we can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Our current international businesses and potential expansion into other international gaming markets may present new challenges and risks that could adversely affect our business or results of operations.
In recent years, we have expanded our business into several countries, including Mexico, Israel, Malta, and Canada. The Maltese operations have ceased, the Israeli operations are immaterial from a financial perspective, the Canadian business has been project-oriented to date; however, we may continue to seek growth in the international market and continue to operate in the Mexican market. We now operate 3,475 units in Mexico, primarily across numerous facilities operated by one customer. Both revenue and the number of our units have recently declined in Mexico and there can be no assurances that either revenues will grow or that we will continue supplying new products to that market.
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

▪	compliance with a variety of laws;

▪	social, political or economic instability;

▪	costs and risks of localizing products for foreign countries;

▪	greater difficulty in safeguarding intellectual property, licensing and other trade restrictions; repatriation of earnings;

▪	expropriation, nationalization and limitation or restriction on repatriation of earnings;

▪	recessions in foreign economies; and

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

A gaming authority may, in its discretion, require our shareholders to file applications, be investigated, and be found suitable to own our stock if it has reason to believe that the security ownership would be inconsistent with the declared policies of the regulatory body. Further, the costs of any investigation conducted by the gaming authority under these circumstances must be paid by the applicant and refusal or failure to pay these charges may constitute grounds for a finding that the applicant is unsuitable to own the securities. If the gaming authority determines that a person is unsuitable to own our stock, then, we can be sanctioned, including the loss of our approvals, if, without the prior approval of the gaming authority, we:

•	pay to the unsuitable person any dividend, interest or any distribution whatsoever;

•	recognize any voting right by the unsuitable person;

•	pay the unsuitable person remuneration in any form; or

•	make any payment to the unsuitable person including any principal, redemption, conversion, exchange or similar payment

While our shareholders recently approved a right to redeem shares of an unsuitable shareholder and we consequently amended our Articles of Incorporation, a finding of unsuitability could have a material adverse effect on our business. If a gaming authority was to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. Furthermore, the gaming authority may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could materially adversely affect our gaming operations.

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
We depend on the continued performance of the members of our senior management team and our technology team to assist in executing our strategy. In order to retain our key personnel, we established a retention plan for calendar year 2010; however, such retention plan has elapsed and key employees may depart. If we were to lose the services of any of our senior officers, directors, or any key member of our technology team, and can not find suitable replacements for such persons in a timely manner, it could have a material adverse effect on our business. Further we expect that our efforts to grow will place a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures.
Our Amended Credit Agreement contains covenants that limit our ability to finance future operations or capital needs and to engage in other business activities.

The operating and financial restrictions and covenants in the Amended Credit Agreement may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our Amended Credit Agreement requires us to limit capital expenditures to $40 million, with a carry-over to the next fiscal year for any prior fiscal year where actual capital expenditures are less than $40 million, and requires us to maintain a total leverage ratio of no more than 1.50:1.00. While the Amended Credit Agreement is expected to lower borrowing costs, we will be required to increase our quarterly principal term loan payments to $925,000, which is substantially higher than the obligations under our Original Credit Agreement. Furthermore, our total borrowing capacity has been reduced, which may affect our ability to engage in certain business activities. In addition, the Amended Credit Agreement contains certain covenants that, among other things, restrict our and our subsidiaries’ ability to:

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

If we fail to effectively manage our business, this could adversely affect our results of operations. If our operating results fall below the expectations of securities analysts and investors, the price of our common stock may decline.

Any material change to our operating cash flow or a significant increase in our indebtedness could have an adverse effect on our results of operations, and business generally.

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

We could be required to incur additional indebtedness. Should we incur additional debt, among other things, such increased indebtedness could:

•	adversely affect our ability to expand our business, market our products and make investments and capital expenditures;

•	adversely affect the cost and availability of funds from commercial lenders, debt financing transactions and other sources; and

•	create competitive disadvantages compared to other companies with lower debt levels

•	adversely affect our ability to meet our fixed charge obligations or our debt service payments.

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
Our network is susceptible to outages due to fire, floods, power loss, break-ins, cyberattacks and similar events. We have multiple site back‑up for our services in the event of any such occurrence. Despite our implementation of network security measures, our servers are vulnerable to computer viruses and break-ins. Similar disruptions from unauthorized tampering with our computer systems in any such event could have a material adverse effect on our business, operating results and financial condition. Portions of our gaming network are often integrated with our customers' networks, which are outside of our control, but could affect our own network. In addition, there is a risk that our customers’ house networks could be compromised, which could impact our customers' operations, and their revenues, which could conversely adversely affect our own revenue.
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
We are parties to certain agreements that could require us to pay damages resulting from loss of revenues if our systems are not properly functioning, or as a result of a system malfunction or an inaccurate pay table. In addition, our agreement with the New York State Division of the Lottery permits termination of the contract at any time for failure by us or our system to perform properly. If we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages, or suffer major losses if the customer exercises its right to terminate. In addition, if we fail to meet the terms specified in those contracts we may not realize their full benefits. Failure to perform under any contract could result in substantial monetary damages, as well as contract termination. Our results of operations are dependent on our ability to maximize our earnings from our contracts.
The ability of the Board of Directors to issue preferred stock, anti-takeover provisions of Texas law, our governing documents, and the requirement to obtain prior approval by gaming authorities in the jurisdictions that we operate could discourage a merger or other type of corporate reorganization or a change in control even if it could be favorable to the interests of our shareholders.

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

Changes in the control of the company through merger, consolidation, equity or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby that person obtains control, may not occur without the prior approval of certain gaming commissions in the jurisdictions that we operate.  Such commissions may also require the equity holders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control, to be investigated, found suitable and licensed as part of the approval process relating to the transaction. Such requirement to be found suitable to hold our voting securities may discourage or delay change of control transactions.

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

We are subject to complex and dynamic revenue recognition standards, which could materially affect our financial results.

As we introduce new products and transactions become increasingly complex, additional analysis and judgment is required to account for and recognize revenues in accordance with generally accepted accounting principles. Transactions may include multiple element arrangements and/or software components and applicable accounting principles could further change the timing of revenue recognition and could adversely affect our financial results for any given period. Fluctuations may occur in our deferred revenues and reflect our continued shift toward more multiple element contracts that include systems and software.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We do not own any real property. As of September 30, 2011, we are under contract for the following leases, and we believe the facilities are suitable to our business and adequate for our current and near-term needs:

	Square Feet	Monthly Rent	Expiration Date
Austin, Texas
Corporate Offices	31,022	$82,210	August 2015
Assembly and Warehouse Facilities	123,180	73,788	December 2016

Tulsa, Oklahoma
Warehouse	25,000	7,784	April 2012

Kent, Washington
Warehouse	13,506	6,301	December 2016

Albany, New York
Office Space	2,708	3,982	December 2017

Schenectady, New York
Office Space	1,690	3,013	December 2017

Mexico City, Mexico
Office/Warehouse/Training Center	6,299	9,213	March 2014
Office	719	6,712	March 2014

ITEM 3.	LEGAL PROCEEDINGS

Alabama Litigation. We are involved in five lawsuits, as further described below, related to our former charity bingo operations in the state of Alabama. While we continue to believe that these lawsuits are no longer material from a pure damages perspective, a finding in any of these cases that electronic charity bingo was illegal in Alabama during the pertinent time frame could potentially have material adverse regulatory consequences for us in other jurisdictions. Four of the lawsuits are pending in federal court and were filed on behalf of individuals who claim to be patrons of either White Hall Entertainment Center in Lowndes County, Alabama or VictoryLand in Shorter, Alabama, and include several claims related to the alleged illegality of electronic charity bingo in Alabama. The fifth lawsuit is a civil forfeiture action brought by the State of Alabama that arose out of the seizure of equipment at White Hall Entertainment Center in Lowndes County, Alabama. We intervened in the forfeiture action, because we have an interest in certain of the seized property. A court-ordered mediation in the forfeiture action is presently set for November 22, 2011, which mediation could result in our dismissal from the case. There are, however, no assurances of a settlement or dismissal. An unfavorable result in the forfeiture action could have adverse regulatory consequences for us in other jurisdictions.

Ethel Adell, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on February 16, 2010, in federal court on behalf of over 800 plaintiffs against the Company and others. The plaintiffs, who claim to have been patrons of VictoryLand, sought damages based on Ala. Code, Sec 8-1-150(A), the Alabama Deceptive Trade Practices Act, and the Racketeer Influenced and Corruption Organizations Act 18 U.S.C. sec 1961(1) (“RICO”). On April 28, 2010, we filed a motion to dismiss the entire complaint pursuant to Rules 12(b)(2), (5) and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against us upon which relief could be granted. On March 31, 2011, the court entered an order dismissing the RICO claim and the Alabama Deceptive Trade Practices Act claim but declined to dismiss the 8-1-150(A) claim at this stage of the litigation. On April 28, 2011, we filed an answer and affirmative defenses to the complaint. The parties proposed to the court a phased scheduling order that allows for an initial phase involving discovery related only to gathering and analysis of electronic data from player tracking and accounting systems at VictoryLand during the relevant time frame. The court adopted and entered the proposed scheduling order on June 23, 2011. We are currently engaged in written discovery and will be scheduling depositions in the coming weeks. We, along with other gaming manufacturers, continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome.

Walter Bussey, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010, in federal court against us and others. The plaintiffs, who claim to have been patrons of VictoryLand, originally sought damages based on both Ala. Code, Sec 8-1-150(A) and RICO, and have requested that the court certify the action as a class action. On April 28, 2010, we filed a motion to dismiss the entire complaint pursuant to Rules 12(b)(2), (5) and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against us upon which relief could be granted. After we filed our motion to dismiss, the plaintiffs voluntarily dismissed their RICO claim, leaving only a claim for recovery of gambling losses under Ala. Code Sec. 8-1-150(A). On March 31, 2011, the court entered an order declining to dismiss the 8-1-150(A) claim at this stage of the litigation. The court noted, however, that “each Plaintiff has the burden of proving a wager between he or she and each Defendant.” On April 28, 2011, we filed an answer and affirmative defenses to the complaint. Like in Adell, we proposed to the court a phased scheduling order that allows for an initial phase involving discovery related only to gathering and analysis of electronic data from player tracking and accounting systems at VictoryLand during the relevant time frame. The court adopted and entered the proposed scheduling order on July 28, 2011. The defendants currently are assessing the availability of electronic data and we are currently engaged in written discovery. We, along with other gaming manufacturers, continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome.

Ozetta Hardy v. Whitehall Gaming Center, LLC, et al., a civil action, was filed against Whitehall Gaming Center, LLC (an entity that does not exist), Cornerstone Community Outreach, Inc., and Freedom Trail Ventures, Ltd., in the Circuit Court of Lowndes County, Alabama. On June 3, 2010, plaintiffs filed an amended complaint adding us and other manufacturers. The plaintiffs, who claim to have been patrons of White Hall, seek recovery of gambling losses based on Ala. Code, Sec 8-1-150(A) and have requested that the court certify the action as a class action. On July 2, 2010, the defendants removed the case to federal court. On July 9, 2010, we filed a motion to dismiss the complaint pursuant to Rules 12(b)(2), (5) and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against us upon which relief could be granted. On September 7, 2010, the court, without opinion, denied our motion to dismiss. The court then entered a scheduling order that bifurcates the case to allow for resolution of class certification issues before consideration of the merits. Following several months of discovery on the class certification issues, on March 15, 2011, the plaintiffs filed a motion for class certification. On April 15, 2011, we filed an opposition to the plaintiffs' motion for class certification. The plaintiffs then filed a reply, and we filed a sur-reply arguing that the plaintiffs misstated the burden of proof in their reply. The court has not ruled on the plaintiffs' motion for class certification. We continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome.

Lafayette Adams, et al. v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on October 6, 2010, in the Circuit Court of Macon County, Alabama, on behalf of hundreds of plaintiffs against Macon County Greyhound Park, Inc. d/b/a VictoryLand. On January 25, 2011, the plaintiffs filed an amended complaint adding us and other manufacturers. The plaintiffs, who claim to have been patrons of VictoryLand, seek recovery of gambling losses based on Ala. Code, Sec 8-1-150(A). On February 22, 2011, the case was removed to federal court and is now pending in federal court. The plaintiffs filed a motion to remand the case back to state court. On March 8, 2011, we filed a motion to dismiss the complaint based, in part, on the grounds that the plaintiffs failed to state a claim against us upon which relief could be granted. On April 18, 2011, the plaintiffs filed a response to our motion to dismiss. On the same day, we and two other defendants filed oppositions to the plaintiffs' motion to remand the case to state court. On November 3, 2011, the court entered an order denying the plaintiffs' motion to remand. On November 10, 2011, the court entered an order denying our motion, at this stage of the case, to dismiss the complaint. We continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome.

State of Alabama v. Chad Dickie, et al., a civil forfeiture action, was filed by the State of Alabama against certain property seized in connection with the March 19, 2009 raid of White Hall Entertainment Center in Lowndes County, including certain of our property. The case was filed in the Circuit Court of Lowndes County on April 21, 2009. On October 15, 2010, we, along with other manufacturers, filed a motion to intervene in the action in order to defend against contentions that our property was used in the operation of illegal gambling activity. On October 21, 2010, the court entered an order granting our motion to intervene. The court recently ordered mediation following a status conference with the parties. The mediation is presently set for November 22, 2011, which mediation could result in our dismissal from the case. There are, however, no assurances of a settlement or our dismissal. An unfavorable result in the case could have adverse regulatory consequences for us in other jurisdictions. We continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome.

Mexico Income Tax Audit

Our Mexican subsidiary, Multimedia Games de Mexico 1, S. de R.L. de C.V., or Multimedia Games de Mexico, has been under audit by the Mexico taxing authorities for the periods ended December 31, 2006 and 2007. On November 19, 2010, we filed before the taxing authorities an administrative appeal against the resolutions set forth by the taxing authorities in ruling number

500-74-02-04-03-2010-9403, which assessed an income and value added tax deficiency to Multimedia Games de Mexico for the 2007 tax year. On appeal, the Mexican tax authorities reduced the total amount assessed to approximately $2.4 million a significant reduction from the previous assessment of approximately $14.1 million. However, management continues to believe that we have a reasonable defense against this assessment and expects the ultimate assessment to range from $0 to $2.4 million. Management cannot reasonably estimate the amount at this time, however, management continues to believe that a loss is not probable and thus has not recorded a reserve for this matter, although it is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flow.

We are also the subject of various pending and threatened claims in the ordinary course of business, which are being handled and vigorously defended. While the results of any ultimate resolution cannot be predicted, as of September 30, 2011 it is the opinion of management, based upon discussions with counsel, that any losses resulting from these matters will not have a material adverse effect on our financial position or results of operations, however, it is possible that extraordinary legal fees could adversely impact our financial results during a particular fiscal period.

ITEM 4. (Removed and Reserved)

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

Fiscal Quarter	High	Low
2011
First Quarter	$5.83	$3.48
Second Quarter	5.92	5.07
Third Quarter	5.92	4.32
Fourth Quarter	5.10	3.97

2010
First Quarter	$6.23	$4.91
Second Quarter	6.43	3.90
Third Quarter	4.91	4.11
Fourth Quarter	4.46	3.49

There were approximately 47 holders of record of our common stock as of November 14, 2011.

We have never declared or paid any cash dividends on our common stock. We intend to retain our earnings to finance growth and development or buy back stock, and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our Credit Agreement restricts the payment of dividends and any declaration and payment of any dividends on our common stock would be at the discretion of our Board of Directors, subject to the terms of our Credit Agreement, our financial condition, capital requirements, future prospects, and other factors deemed relevant. See further discussion of the Credit Agreement, in Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Performance Graph. The following graph depicts our total return to shareholders from September 30, 2006 through September 30, 2011, relative to the performance of (i) the NASDAQ Composite Index; and (ii) stock in a selected peer group index, or the “Peer Group.” The Peer Group consists of Bally Technologies, Inc., International Game Technology, Progressive Gaming International Corp., Shuffle Master, Inc., and WMS Industries, Inc. The Peer Group represents companies in the gaming industry, as selected by a third party. All indices shown in the graph have been reset to a base of 100 as of September 30, 2006 and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. We have never paid a dividend on its common stock. The stock price performance shown in the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Multimedia Games Holding Company, Inc.,
the NASDAQ Composite Index and a Peer Group

$140
$120
$100
$80
$60
$40
$20
$0
9/06
9/07
9/08
9/09
9/10
9/11
Multimedia Games Holding Company, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 9/30/06 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

	9/06	9/07	9/08	9/09	9/10	9/11
Multimedia Games Holding Company, Inc.	$100.00	$93.83	$47.69	$56.39	$40.75	$44.49
NASDAQ Composite	100.00	121.84	92.48	96.08	108.39	110.99
Peer Group	100.00	110.36	54.64	72.54	55.78	46.13

Purchases of Equity Securities by the Issuer and Affiliated Purchases

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

Our monthly share repurchases under this plan were as follows:
Summary of Stock Repurchases

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
December 3, 2010 -December 31, 2010	394,074	$5.13	394,074	$13.0 million
January 1, 2011 -January 31, 2011	345,600	$5.77	345,600	$11.0 million
February 1, 2011 - February 28, 2011	175,132	$5.40	175,132	$10.0 million
March 1, 2011 - March 31, 2011	241,269	$5.41	241,269	$8.7 million
April 1, 2011 - April 30, 2011	296,100	$5.72	296,100	$7.0 million
May 1, 2011 - May 31, 2011	326,265	$5.49	326,265	$5.3 million
June 1, 2011 - June 30, 2011	45,600	$5.46	45,600	$5.0 million
July 1, 2011 - July 31, 2011	—	$0.00	—	$5.0 million
August 1, 2011 - August 31, 2011	—	$0.00	—	$5.0 million
September 1, 2011 - September 30, 2011	—	$0.00	—	$5.0 million
Total	1,824,040	$5.48	1,824,040

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

	Years Ended September 30,
	2011	2010	2009	2008	2007
Consolidated Income Statement Data:	(In thousands, except per-share amounts)
Revenues	$127,855	$117,936	$127,152	$131,132	$121,917
Operating income (loss)	6,154	(10,620)	(28,702)	1,203	(4,589)
Net income (loss)	5,677	2,629	(44,778)	378	(744)
Earnings (loss) per share:
Basic	0.20	0.10	(1.67)	0.01	(0.03)
Diluted	0.20	0.09	(1.67)	0.01	(0.03)
Consolidated Balance Sheet Data:
Working capital	$59,041	$47,207	$28,700	$26,573	$22,621
Total assets	181,228	186,094	215,620	276,940	256,269
Long-term obligations	33,979	44,612	75,039	86,575	82,412
Total stockholders’ equity	115,902	114,597	107,455	150,732	147,809

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUTURE EXPECTATIONS AND FORWARD-LOOKING STATEMENTS

The following Management's Discussion and Analysis and Results of Operations is intended to enhance an understanding of our operations and current business environment and should be read in conjunction with Item 1 – Business and the Consolidated Financial Statements and Notes thereto included in Part IV - Item 15 -Exhibits and Financial Statement Schedules of this Report.  This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in the cautionary note regarding forward looking statements after the cover page and Item 1A – Risk Factors included elsewhere in this Report.
Overview

We design, manufacture and supply innovative standalone and networked gaming systems to Native American and commercial casino operators in North America, domestic and selected international lottery operators, and charity and commercial bingo gaming facility operators.  Our standalone gaming machines are primarily sold and placed in Class III settings while our central determinant and server-based centrally-linked products and systems are primarily sold and placed in Class II, video lottery terminal and electronic bingo settings. We use the term Class III to refer to traditional slot machines that are placed or sold in commercial jurisdictions as well as compact games located in various tribal gaming jurisdictions. The Class II market is associated with Native American gaming in the United States, Class II gaming is generally understood as the game of chance commonly known as bingo (whether or not electronic, computer, or other technological aids are used in connection therewith).

We continue to derive the majority of our gaming revenues from participation, or revenue share, agreements.  Under these agreements, we place player terminals and systems, along with proprietary and other licensed game content, at a customer's facility in return for a share of the revenues that these terminals and systems generate.  We also generate revenue from the sale of gaming units and systems and have sought to increase these for-sale revenues by expanding into additional gaming jurisdictions and into other segments of the gaming market. Our participation and for-sale gaming systems include content that has been designed and developed by us, as well as game themes we have licensed from others. In addition, we generate revenues by providing the central determinant system operated by the New York State Division of the Lottery for the video lottery terminals installed at racetracks in the State of New York.  We consider these various forms of revenue to exist within one business segment.

RESULTS OF OPERATIONS

The following tables set forth our end-of-period installed base of player terminals as of September 30, 2011, 2010 and 2009.

	At September 30			At September 30
End-of-period installed player terminal base:	2011	2010	% change	2010	2009	% change
Oklahoma	7,500	7,047	6.4%	7,047	7,093	(0.6)%
Mexico	3,475	4,784	(27.4)%	4,784	5,401	(11.4)%
Alabama (1)	121	114	6.1%	114	2,318	(95.1)%
Other	1,758	1,087	61.7%	1,087	1,340	(18.9)%
Total participation units	12,854	13,032		13,032	16,152

Below are our revenues and costs and expenses for the periods noted above.  This information should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

	Year ended September 30,			Year ended September 30,
	2011	2010	% change	2010	2009	% change
	(in thousands)			(in thousands)
Revenue
Gaming Operations
Participation revenue	$86,107	$84,983	1.3%	$84,983	$99,908	(14.9)%
Lottery	9,369	7,839	19.5%	7,839	7,570	3.6%
Gaming Equipment and Systems Sales
Player terminal and equipment sales	23,243	18,148	28.1%	18,148	13,654	32.9%
Systems and Licensing	7,666	5,217	46.9%	5,217	3,563	46.4%
Other Revenue	1,470	1,749	(16.0)%	1,749	2,457	(28.8)%
Total Revenue	127,855	117,936	8.4%	117,936	127,152	(7.2)%
Costs and Expenses
Cost of gaming operations revenue	9,136	9,451	(3.3)%	9,451	9,063	4.3%
Cost of revenues equipment and systems sales	14,623	11,065	32.2%	11,065	9,215	20.1%
Selling, general and administrative	42,042	39,293	7.0%	39,293	43,967	(10.6)%
Write-offs, reserves, impairment and settlement charges	2,013	5,010	(59.8)%	5,010	19,784	(74.7)%
Research and development	12,930	12,144	6.5%	12,144	12,810	(5.2)%
Amortization and depreciation	40,957	51,593	(20.6)%	51,593	61,015	(15.4)%
Other income(expense), net	225	(1,144)	119.7%	(1,144)	(2,076)	44.9%

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in “Part IV – Item 15. Exhibits and Financial Statement Schedules.”

Fiscal 2011 Compared to Fiscal 2010

Total revenues for 2011 were $127.9 million, compared to $117.9 million in 2010, a $10 million, or 8.4% increase, primarily due to an increase in proprietary sales and entry into new markets.

Gaming Operations – Participation Revenue

•
Oklahoma gaming revenues were $60.8 million in 2011, compared to $60.4 million in 2010, an increase of $310,000, or 0.5%. Oklahoma’s end of period unit count as of 2011 was 7,500 compared to 7,047 as of 2010, a 453 unit or 6.4% increase.

•
Revenues from the Mexico market were $7.0 million in 2011 and $8.5 million in 2010, a decrease of $1.5 million or 17.5%. As of September 30, 2011, we had installed 3,475 player terminals in Mexico compared to 4,784 terminals installed at the same period of 2010. The reduction in the number of units and corresponding reduction in revenue relates to our planned strategy to optimize our deployed capital in Mexico by removing older games from our customer locations and replacing units at a conservative pace to maximize the return on investment.

•
Alabama gaming revenues decreased $3.3 million, or 68.8%, to $1.5 million in 2011, compared to $4.7 million in 2010. The decrease in revenue relates to the Company's removal of its charitable bingo units from the State of Alabama as previously disclosed. Revenue generated in 2011 for Alabama relates exclusively to Native American customers within the state.

•
Other gaming operations revenue relates to participation revenue from other states, including Washington, Wisconsin, Texas, New York, Minnesota, California, Kansas, Idaho, Mississippi, Louisiana, Florida, Connecticut, New Mexico and Rhode Island.  Gaming revenue from these states combined was $16.9 million in 2011 compared to $11.4 million in 2010, a $5.4 million or 47.6%, increase.  The end of period participation unit count for these states increased 61.7% to 1,758 as of September 30, 2011 from 1,087 as of September 30, 2010.  The increase in gaming operations revenue was primarily the result of an increase in our installed base of participation games, as well as an increase in back office fees received on player terminals sold in a market which utilizes our back office equipment.

Gaming Operations – Lottery

•
Revenues from the New York Lottery system increased $1.5 million, or 19.5% to $9.4 million in 2011, from $7.8 million in 2010. At September 30, 2011 and 2010, eight of the nine planned racetracks were operational with approximately 12,500 total terminals. The increase in revenues is attributable to increased activity within the New York Lottery system, the deployment of table games and expanded operating hours at certain customer sites. Subsequent to year end, the ninth racetrack casino was opened which added approximately 2,500 additional video lottery terminals or electronic table games..

Gaming Equipment and System Sales –Player Terminal and Equipment Sales

•
Player terminal and equipment sales were $23.2 million in 2011, and $18.1 million for 2010, an increase of $5.1 million or 28.1%. Player terminal sales in 2011 were $17.5 million on the sale of 1,150 proprietary units, compared to sales of $13.2 million on the sale of 930 proprietary units in 2010. The increase in 2011 for player terminal and equipment sales is attributable to continued growth in new markets and continued penetration into existing markets. Gaming equipment sales were $2.7 million in 2011 compared to $3.5 million in the 2010 period.  Generally, gaming equipment sales include ancillary equipment necessary for the full functionality of the player terminals in a casino.  Player terminal and equipment sales also include $3.1 million and $1.4 million related to deferred revenue recognized during 2011 and 2010, respectively, due to final execution of deliverables or mutual agreement to changes in contract terms.

Gaming Equipment and System Sales – Systems and Licensing

•
Systems and licensing sales revenue was $7.7 million in 2011, compared to $5.2 million in 2010, a $2.4 million or 46.9% increase. Systems and licensing revenue for 2011 relates to (i) $4.3 million of systems and game themes sold in prior periods being amortized to revenue from deferred revenue over the contract period; (ii) $3.0 million of licenses associated with the player terminal sales during the period; and (iii) $411,000 of license revenue from game conversions.  Systems and licensing revenue in 2010 relates to (i) $2.6 million of systems and game themes sold in prior periods being recognized from deferred revenue during the period; (ii) a system sale of $1.0 million; (iii) $1.1 million of licenses associated with the player terminal sales during the period; and (iv) $414,000 of license revenue from game conversions. The increase in the year for systems and licensing is primarily attributable to the increase in sale of licenses related to player terminal sales and the increase in recognized deferred revenue relates to a one-time system development for hire contract.

Other Revenue

•	Other revenue was $1.5 million in 2011 and $1.7 million in 2010 a $279,000, or 16.0%, decrease. This reduction relates to a decrease in maintenance and service contracts in 2011.

Cost of Gaming Operations Revenue

•
Total cost of gaming operations revenue, which includes field service and network operations personnel, as well as royalty and participation fees, decreased $315,000, or 3.3%, to $9.1 million in 2011, from $9.5 million in 2010 . Costs of gaming operations revenue decreased primarily due to fewer participation fees paid to third-parties for their leased machines.

Cost of Equipment & System Sales

•
Cost of equipment and system sales, which includes the cost of goods sold for player terminals and other equipment and system sales, increased $3.6 million, or 32.2%, to $14.6 million in 2011, from $11.1 million in 2010, primarily due to the increase in player terminal equipment sales. Costs of revenues related to player terminal sales were $8.7 million and $6.9 million for 2011 and 2010, respectively. Cost of equipment and system sales for 2011 includes $4.7 million of costs of prior period shipments being amortized from deferred revenue over the contract period and $1.2 million related to the sale of gaming equipment during the period.  Cost of equipment and system sales for 2010 includes other cost of revenues of $2.8 million of costs of prior period shipments being amortized from deferred revenue over the contract period and $1.4 million related to the sale of gaming equipment during the period.

Selling, General and Administrative Expenses

•
Selling, general and administrative expenses, or SG&A, increased approximately $2.7 million, or 7.0%, to $42.0 million for 2011, from $39.3 million in 2010. This increase was primarily a result of an increase in salaries and wages and employee benefits of $2.4 million to retain and attract employees and an increase of $570,000 related to an increase in annual incentives, partially offset by a decrease of legal and accounting fees of $515,000.

Write-off, reserve, impairment and settlement charges

•
Write-off, reserve, impairment and settlement charges for 2011 were $2.0 million, a decrease of $3.0 million, or 59.8%, compared to $5.0 million in 2010. The charges in the current period consisted of (i) an $821,000 write-off of older equipment deemed obsolete due to changes in the rate of adoption of our newer proprietary game content; (ii) a $484,000 payment for a central system service interruption; (iii) a $355,000 write-off of prepaid loan fees in conjunction with the refinancing of our credit facility; (iv) a $203,000 write-off of install costs at the Alabama locations associated with our voluntary withdrawal from the charitable bingo market; and (v) $150,000 related to a Mexico customs audit. The write-off, reserve, impairment and settlement charges in 2010 consisted of $3.1 million of reserves and impairment charges for a note receivable and installation and other costs within the State of Alabama and $1.9 million of write-offs of patents and trademarks, intangibles, prepaid loan fees, and a reserve for sales and use taxes.

Research & Development

•
Research and development expenses, increased approximately $786,000, or 6.5% to $12.9 million in 2011, from $12.1 million in  2010. The increase was primarily the result of higher salaries and wages due to increased headcount and continued efforts to attract and retain employees.

Depreciation and Amortization

•
Depreciation expense decreased $10.8 million, or 22.5%, to $37.3 million for 2011 from $48.1 million for 2010, primarily as a result of a reduction in capital expenditures in the 2011 and 2010 fiscal years compared to years prior and fixed assets from those prior years becoming fully depreciated. Amortization expense increased $166,000, or 4.7%, to $3.7 million for 2011, compared to $3.5 million for the same period of 2010, primarily because of a slight increase in capitalized software costs.

Other Income and Expense

•
Interest income decreased $1.0 million, or 27.9%, to $2.6 million for 2011, from $3.6 million in the same period of 2010 due to reduced outstanding note receivable balances. During 2011, the Company recorded imputed interest of $2.3 million relating to development agreements with an imputed interest rate range of 5.25% to 9.0%, compared to $3.2 million for the same period in 2010.

•	Interest expense decreased $1.5 million, or 33.2%, to $3.1 million for 2011, from $4.6 million in the same period of 2010 due to a reduction in the outstanding debt balance.

•
Other income (expense) increased $842,000 to other income of $723,000 for 2011, from other expense of $119,000 in the same period of 2010. The increase primarily relates to a gain on the exchange of used equipment with a third party equipment supplier.

Income Taxes

•
Income tax expense increased to $702,000 for 2011, compared to a benefit of $14.4 million for 2010. These figures represent an effective tax rate of 11.0% and 122.0% for fiscal 2011 and 2010, respectively.  As of September 30, 2011, management considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. As a result of this analysis, and based on a cumulative loss in the prior three fiscal years, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in the U.S. and Mexico will be realized. As a result, the Company maintained a valuation allowance against all of its remaining deferred tax assets.

•
The Financial Accounting Standards Board(FASB) has issued Accounting Standard Codification(ASC) Topic 740, “Income Taxes” (formerly issued as FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”) to clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. ASC Topic 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition, and for the measurement of a tax position taken or expected to be taken in a tax return. The FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted ASC Topic 740 in the first quarter of fiscal 2008 and recorded a liability of $295,000 (in the first quarter of fiscal 2008) related to uncertain tax positions. This reserve was charged to Retained Earnings. During the fiscal year ended September 30, 2011 management increased the liability related to uncertain tax positions for an additional tax uncertainty as well as an estimated interest amount. The liability related to uncertain tax positions was also reduced during the year for a previously recognized uncertainty that has been audited. The resulting liability related to uncertain tax positions at September 30, 2011, including interest and penalties, was approximately $853,000.

Fiscal 2010 Compared to Fiscal 2009

Total revenues for 2010 were $117.9 million, compared to $127.2 million in 2009, a $9.2 million, or 7.2% decrease.

Gaming Operations – Participation revenue

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

▪
Alabama gaming revenues decreased $4.4 million, or 48.2%, to $4.7 million in 2010, compared to $9.2 million in 2009. The decrease in revenue relates to the Company gradual decrease of charitable bingo units in operation in Alabama due to the closure of charitable bingo facilities by our Alabama customers caused by regulatory changes in the state.

▪
Other gaming operations revenue relates to participation revenue from other states, including Washington, Wisconsin, Texas, New York, Minnesota, Kansas, California and Rhode Island. Gaming revenue from these states combined was $11.4 million in 2010 compared to $13.0 million during 2009, a 12.6% decrease. The end of period unit count for these states decreased to 1,087 in 2010 from 1,340 in 2009, a 18.9% decrease primarily due to the discontinuation of a Class II game and the loss of one site. Other gaming operations revenue includes back office fees for system installations of $4.4 million and $3.3 million in 2010 and 2009, respectively. The gaming revenue increase primarily relates to greater number of units from player terminal sales on which we receive back office fees.

Gaming Operations – Lottery

•
Revenues from the New York Lottery system increased $269,000, or 3.6%, to $7.8 million in 2010, from $7.6 million in 2009. The increase is attributable to increased activity within the New York Lottery system. At September 30, 2010, eight of the nine planned racetracks were operational with approximately 12,500 total terminals.

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

Gaming Equipment and System Sales – Systems and Licensing

•
Systems and licensing sales revenue was $5.2 million in 2010, and $3.6 million in 2009. Systems and licensing revenue for 2010 relates to: (i) $2.6 million of systems and game themes sold in prior periods being recognized from deferred revenue during the period; (ii) a system sale of $1.0 million; (iii) $1.1 million of licenses associated with the player terminal sales during the period; and (iv) $414,000 of license revenue from game conversions. Systems and licensing revenue in 2009 relates to (i) $1.9 million in system and license sales sold in prior periods being amortized to revenue from deferred revenue over the contract period; (ii) $899,000 of licenses associated with game changes; and (iii) $762,000 of game themes sold, related to third party units.

Other Revenue

•	Other revenue was $1.7 million in 2010 and $2.5 million in 2009 a $708,000, or 28.8%, decrease. This reduction relates to a decrease in maintenance and service contract revenue in 2010.

Cost of Gaming Operations Revenue

•
Total cost of gaming operations revenue increased $388,000, or 4.3%, to $9.5 million in 2010, from $9.1 million in 2009 . Costs of gaming operations revenue, which includes royalty and participation fees, increased primarily due to an increase in participation units andparticipation fees paid to third-parties for their leased machines.

Cost of Equipment & System Sales

•
Cost of equipment and system sales, which includes the cost of goods sold for player terminals and other equipment and system sales, increased $1.9 million, or 20.1%, to $11.1 million in 2010, from $9.2 million in 2009. Costs of revenues related to player terminal sales were $6.9 million and $4.7 million for 2010 and 2009, respectively. Cost of revenues in 2010 also includes $2.8 million of costs of prior period shipments being amortized from deferred revenue over the contract period, and $1.2 million related to the sale of gaming equipment during the period. Cost of revenues in 2009 also includes $3.2 million of costs of prior period shipments being amortized from deferred revenue over the contract period, and $1.3 million related to the sale of gaming equipment during the period.

Selling, General and Administrative Expenses

•
Selling, general and administrative expenses decreased $4.7 million, or 10.6%, to $39.3 million in 2010, from $44.0 million in 2009. This decrease was primarily a result of (i) a $2.5 million decrease in repairs and maintenance; (ii) a $1.6 million decrease in accounting fees and contract labor; (iii) a $400,000 decrease in rent and (iv) a $400,000 decrease in telephone expenses.

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

Research & Development

•
Research and development, decreased approximately $666,000, or 5.2%, to $12.1 million for 2010, from $12.8 million in the same period of 2009. The primary driver of research and development costs are salaries and wages and the decrease is due to having fewer employees as compared to the previous period.

Depreciation and Amortization

•
Depreciation expense decreased $8.1 million, or 14.5%, to $48.1 million in 2010, from $56.2 million in 2009, primarily due to a decrease in the number of third party units purchased during 2010. Amortization expense decreased $1.3 million, or 26.7%, to $3.5 million in 2010, compared to $4.8 million in 2009.

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

•
Other expense was $119,000 for the year ended September 30, 2010, compared to $212,000 for the year ended September 30, 2009. Other expense resulted from losses incurred on foreign currency transactions as a result of the strengthening U.S. dollar.

Income Taxes

•
The Company recorded an income tax benefit of $14.4 million for 2010, compared to a $14.0 million expense for 2009. These figures represent an effective tax rate of 122.0% and (45.4%) for fiscal 2010 and 2009, respectively. In 2010, the Company identified that certain intangible assets were being depreciated for tax purposes over a longer period than required by IRS guidelines. As a result, the Company elected under certain automatic procedures to make a method change to reduced the lives of the assets from 15 years to the appropriate life (generally 4 to 7 years) for tax purposes. As a result of this method change, the Company recorded a cumulative catch up adjustment for tax depreciation, which resulted in a significant tax loss for the year ended September 30, 2010. Correspondingly, the valuation allowance, previously recorded on deferred tax assets, decreased by approximately $10.3 million, which was primarily associated with the depreciation method change as well as results of operations

RECENT ACCOUNTING PRONOUNCEMENTS ISSUED

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, we had $46.7 million in unrestricted cash and cash equivalents, compared to $21.8 million and $12.5 million as of September 30, 2010 and 2009, respectively. During 2011, we received approximately $18.1 million of tax refunds from the Treasury Department and collected $16.6 million from notes receivable, primarily related to development agreements. Our working capital as of September 30, 2011, increased to $59.0 million, compared to a working capital of $47.2 million and $28.7 million at September 30, 2010 and 2009, respectively. The increase in 2011 working capital was primarily the result of an increase in cash collections from notes receivable and an increase in inventory. The increase in 2010 working capital was primarily the result of increases in cash and federal income tax receivable, as well as a decrease in accounts payable and accrued expenses. During 2011, we used $37.4 million for net capital expenditures of property and equipment compared to $25.8 million and $37.1 million in 2010 and 2009, respectively.  We collected $15.0 million, $17.0 million and $20.3 million on development agreements during 2011, 2010 and 2009, respectively. In addition, we have $37.0 million outstanding and $37.0 million available for future borrowings under the Amended Credit Agreement, subject to covenant restrictions (see the discussion of our Credit Agreement in Note 9 and below).

As of September 30, 2011, our total contractual cash obligations were as follows (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Credit Agreement Term Loan(1)	$3,700	$7,400	$25,900	$—	$37,000
Operating leases(2)	1,765	3,148	1,969	124	7,006
Purchase commitments(3)	20,852	—	—	—	20,852
Total	$26,317	$10,548	$27,869	$124	$64,858

(1)	Consists of amounts borrowed under the term loan to our Credit Agreement at the Eurodollar rate plus the applicable spread (3.73% as of September 30, 2011).

(2)	Consists of operating leases for our facilities and office equipment.

(3)	Consists primarily of inventory purchase orders.

During fiscal 2011, we generated $68.6 million in cash from our operations, an increase of $11.1 million, or 19.2%, compared to $57.5 million during  2010. The increase was primarily the result of an $18.1 million tax refund received in the 2011 period and continued collections on notes receivable offset by an increase of accounts receivables related to increased gaming equipment and system sales, as well as an increase in inventories to accommodate expected future activity and a decrease of accounts payables.

During fiscal 2010 , we generated cash from operations of $57.5 million, compared to $45.9 million during 2009 . This $11.6 million increase in cash generated from operations over the prior period was primarily a result of the net income generated in 2010 compared to the net loss incurred during 2009 as a result of the settlement of certain litigation, better working capital management, and collections from accounts receivable.

Cash used in investing activities increased $11.0 million, or 57.2%, to $30.2 million during 2011, from $19.2 million in 2010. The increase was primarily the result of an increase in net capital expenditures, defined as acquisitions of property and equipment and leased gaming equipment less transfer of leased gaming equipment to inventory, of $11.6 million.

Cash used in investing activities decreased to $19.2 million in 2010, down from $29.4 million in 2009. The decrease was primarily the result of a $11.3 million decrease in net capital expenditures from 2009 to 2010. Additions to property and equipment and leased gaming equipment consisted of the following:

Net Capital Expenditures	2011	2010	2009
	(In thousands)
Gaming equipment	$29,932	$19,267	$30,204
Third-party gaming content licenses	5,176	5,742	6,818
Other	2,268	791	52
Total	$37,376	$25,800	$37,074

Cash used in financing activities decreased by $15.0 million, or 52.3%, to $13.7 million in fiscal 2011, from $28.7 million in 2010. The decrease was primarily the result of the paydown of the revolving credit commitment under our credit agreement by $30.4 million during the twelve month periods ended September 30, 2010 versus $7.6 million in 2011, offset by the $10.0 million used for stock repurchases in the twelve month period ended September 30, 2011.

Cash used in financing activities increased to $28.7 million in 2010 from $10.7 million in 2009. The increase was primarily the result of a net decrease in borrowings under the Credit Agreement of $30.4 million during 2010, as compared to a net decrease in borrowings of $12.0 million in 2009.

Our capital expenditures for the next 12 months will depend upon the number of new player terminals that we are able to place into service at new or existing facilities and the actual number of repairs and equipment upgrades to the player terminals that are currently in the field. We have reduced our reliance on third party games and expect to continue to do so. Though we may purchase third party games in the future we are increasing our proprietary game footprint by offering more games developed by us.

We entered into development and placement fee agreements to secure floor space at certain customer casinos. We funded $3.0 million, $7.0 million and $9.6 million through such agreements during 2011, 2010 and 2009, respectively.

We believe that our existing cash and cash equivalents, cash provided from our operations, and amounts available under our Credit Agreement can sustain our current operations; however, our performance and financial results are, to a certain extent, subject to general conditions in or affecting the commercial and Native American gaming industry, and to general economic, political, financial, competitive and regulatory factors beyond our control (See Item 1A - Risk Factors and Note 15 to our Consolidated Financial Statements - Commitments and Contingencies"). If our business does not continue to generate cash flow at current levels, we may need to raise additional financing or renegotiate terms of our existing Credit Agreement. Sources of additional financing might include additional bank debt or the public or private sale of equity or debt securities, subject to the terms of our Credit Agreement. Sufficient funds, however, may not be available, on terms acceptable to us, or at all, from these sources or from any other source, to enable us to make necessary capital expenditures and to make discretionary investments in the future.

Off Balance Sheet Arrangements

At September 30, 2011, we had no off balance sheet arrangements.

Credit Agreement. See discussion of our credit agreement in Note 9 – Credit Agreement, Long-Term Debt and Capital Leases.

On August 3, 2011, we entered into an amended and restated credit agreement with Comerica Bank in its capacity as administrative agent and lead arranger and Wells Fargo Bank, N.A., as syndication agent (the "Amended Credit Agreement") to provide a $74 million credit facility which replaced its previous credit facility in its entirety. The Amended Credit Agreement consists of three facilities; an approximately $20.6 million revolving credit facility, a $37 million term loan and an approximately $16.4 million draw-to term loan. The Amended Credit Agreement matures on August 3, 2016. The term loan is amortized on a straight line basis over a ten year period, payable in equal quarterly installments of $925,000. The revolving credit facility and the draw-to term loan provide the ability to finance development and placement agreements, acquisitions, and working capital for general corporate purposes. At closing, we fully drew down the $37 million term loan, drew down approximately $6.9 million on the revolving credit facility and had no amounts outstanding on the draw-to term loan. As of September 30, 2011, the $37.0 million term loan remains outstanding and no amounts are outstanding on the revolving credit facility or the draw-to term loan.

We will be subject to two primary financial covenants; a total leverage ratio and a fixed charge coverage ratio. The total leverage ratio is calculated as total net funded debt to EBITDA(net income before interest expense, tax expense, depreciation and amortization expense, stock compensation expense and any extraordinary, unusual or non-cash non-recurring expenses up to $7.5 million for any trailing twelve month period). Total net funded debt is defined as total funded debt, less cash in excess of $10.0 million. We will be required to maintain a total leverage ratio of 1.5 to 1.0.

The fixed charge coverage ratio is calculated as EBITDA, less the items noted below, compared to fixed charges.

•	Income tax expense

•	Dividends or other distributions on equity, not funded by the Amended Credit Agreement

•	Routine capital expenditures, defined as $2.5 million per quarter

•	Repurchases or redemptions of capital stock, not funded by the Amended Credit Agreement

•	Payments and advances under development agreements, not funded by the Amended Credit Agreement

Fixed charges include interest expense and all regularly scheduled installments of principal. We will be required to maintain a fixed charge coverage ratio of 1.2 to 1.0.

As of September 30, 2011, the $37.0 million term loan bore interest at 3.73% and we had approximately $37.0 million available under the Amended Credit Agreement, subject to covenant restrictions. The Amended Credit Agreement is collateralized by substantially all of the Company’s assets, and requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in its businesses).

The original credit agreement with Comerica Bank, dated as of April 27, 2007, as amended (the "Original Credit Agreement"), provided that (i) the consolidated total leverage ratio to a ratio be not greater than 1.50 to 1.00; (ii) the total borrowing capacity under the Original Credit Agreement was $90 million, which included a $45 million revolving credit facility and a $45 million term loan; and (iii) the definition of Consolidated EBITDA was to include any extraordinary, unusual or non-cash non-recurring expenses or losses (including, whether or not otherwise includable as a separate item in the Consolidated Statement of Operations for such period, losses on sales of assets outside the ordinary course of business) of up to $10 million, commencing June 30, 2010.

Stock Repurchase Authorizations

On December 3, 2010, we announced that our Board of Directors had authorized the repurchase of $15.0 million of our common stock over the following three year period. During fiscal 2011, we purchased approximately 1.8 million shares of our common stock for approximately $10.0 million at an average cost of $5.48 per share, exclusive of broker fees. At September 30, 2011 we had approximately $5.0 million remaining of our $15 million repurchase authorization. The share repurchase program is subject to a 10b5-1 plan, in which purchases may be made from time to time in the open market, subject to certain pricing parameters and the Company's Credit Agreement.

Stock-Based Compensation

At September 30, 2011, we had approximately 4.8 million options to purchase common stock outstanding, with exercise prices ranging from $1.61 to $18.71 per share, of which, approximately 2.7 million of the outstanding options to purchase common stock were exercisable. During fiscal 2011, options to purchase 566,700 shares of common stock were granted at a weighted average exercise price of $4.64 per share, and we issued 1.0 million shares of common stock as a result of stock option exercises with a weighted average exercise price of $3.80.

At September 30, 2010, we had approximately 6.4 million options to purchase common stock outstanding, with exercise prices ranging from $1.61 to $18.71 per share, of which, approximately 3.7 million of the outstanding options to purchase common stock were exercisable. During fiscal 2010, options to purchase  1.4 million shares of common stock were granted at a weighted average exercise price of $4.08 per share, and we issued 402,000 shares of common stock as a result of stock option exercises with a weighted average exercise price of  $2.52.

SEASONALITY

We believe our operations are not materially affected by seasonal factors, although we have experienced fluctuations in our revenues from period to period.

CONTINGENCIES

For information regarding contingencies, see “Item 15. Financial Statements – Note 15 - Commitments and Contingencies.”

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

Assumptions/Approach Used: The determination of estimated selling prices is a subjective measure, where we have made determinations about our ability to price certain aspects of transactions.

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

Management reviews long-lived asset classes for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For impairment analysis purposes, the Company’s rental pool is viewed as a fungible pool of assets; including assets in both rental pool-deployed and rental pool-undeployed.  In order to determine whether these assets are impaired, the net book value of the rental pool is compared to an estimate of future net cash flows from all existing facilities. The primary assumption used in determining future cash flows is our estimate of future revenue.  In addition, the Company analyzes the composition of its rental pool to determine the future use of older models and related components for those models.  The impairment analysis for the fiscal year ended September 30, 2011 indicated that we had substantial cash flows to fully recover the carrying value of the entire rental pool.  As of September 30, 2011 and 2010, rental pool assets totaled $44.5 million and $46.3 million, respectively. (Critical Assumption #2)

Assumptions/Approach used for Critical Assumption #1: The carrying value of the asset is determined based upon management’s assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight line basis, where the useful life of items in the rental pool has been determined by management to be three years.

Effect if different assumptions used for Critical Assumption #1: While we believe that the useful lives that have been determined for our fixed assets are reasonable, different assumptions could materially affect the carrying value of the assets, as well as the depreciation expense recorded in each respective period related to those assets. During year ended September 30, 2011, a significant portion of the $41.0 million of depreciation and amortization expense related to assets in the rental pool. If the depreciable life of assets in our rental pool were changed from three years to another period of time, we could incur a materially different amount of depreciation expense during the period.

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

Management reviews intangible assets related to development and placement fee agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Critical Assumption #2). For the year ended September 30, 2011, there was no impairment to the assets’ carrying values.

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

Income Taxes.  In accordance with ASC Topic 740, “Income Taxes”, we have recorded deferred tax assets and liabilities to account for the expected future tax benefits and consequences of events that have been recognized in our financial statements and our tax returns. There are several items that result in deferred tax asset and liability impact to the balance sheet. If we conclude that it is more likely than not that all or some portion of the deferred tax assets will not be realized under accounting standards, they are reduced by a valuation allowance to remove the benefit of recovering those deferred tax assets from our financial statements. Additionally, in accordance with ASC Topic 740, as of September 30, 2011, during the year ended September 30, 2011, we recorded a liability of $637,000, plus accrued penalties and interest in the amount of $216,000. During the year ended September 30, 2011, management increased the liability related to uncertain tax positions for an additional tax uncertainty in the amount of $637,000 as well as an estimated interest amount of $216,000. The liability related to uncertain tax positions was also reduced during the quarter for a previously recognized uncertainty, in the amount of $320,000 as well as accrued interest in the amount of $38,000, due to resolution via the Company's ongoing federal audit.

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
Assumptions/Approach Used: Numerous judgments and assumptions are inherent in the determination of future taxable income and tax return filing positions that we take, including factors such as future operating conditions. As of September 30, 2011, management considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. As a result of this analysis, and based a cumulative loss in the prior three fiscal years, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in the U.S. and Mexico will be realized. As a result, the Company maintains a valuation allowance against all of its deferred tax assets.

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

As of September 30, 2011, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in the U.S. and Mexico will be realized. As a result, the Company maintains a valuation allowance against all of its deferred tax assets.

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

U.S. GAAP Net Income (Loss) to EBITDA and Adjusted EBITDA Reconciliation

EBITDA is defined as earnings before interest, taxes, amortization, depreciation, and accretion of contract rights. We have historically calculated Adjusted EBITDA as well because Adjusted EBITDA was the basis for which compliance with a number of covenants were determined in the Original Credit Agreement, including certain ratios.  Adjusted EBITDA was defined as EBITDA, plus certain add-backs as agreed upon by our lenders (as shown below).  Although EBITDA and Adjusted EBITDA are not measures of performance calculated in accordance with generally accepted accounting principles("GAAP"), we believe the use of the non-GAAP financial measure, EBITDA, and the historical use of Adjusted EBITDA, enhances an overall understanding of our past financial performance, and provides useful information to the investor because of its historical use by us as a performance measure, and the use of EBITDA by companies in the gaming sector as a measure of performance. However, investors should not consider these measures in isolation or as a substitute for net income, operating income, or any other measure for determining our operating performance that is calculated in accordance with GAAP. In addition, because EBITDA and Adjusted EBITDA are not calculated in accordance with GAAP, the measures may not necessarily be comparable to similarly titled measures employed by other companies. A reconciliation of EBITDA and Adjusted EBITDA to the most comparable GAAP financial measure, net income (loss), follows:

	U.S. GAAP Net Income (Loss) to EBITDA Reconciliation
	Years Ended September 30,
	(In thousands)
	2011	2010	2009	2008	2007
Net income (loss)	$5,677	$2,629	$(44,778)	$378	$(744)
Add back:
Amortization and depreciation	40,957	51,593	61,015	52,717	58,179
Accretion of contract rights	7,211	6,739	6,250	4,092	5,576
Interest expense, net	498	1,025	1,866	3,687	421
Income tax expense (benefit)	702	(14,393)	13,998	302	(1,179)
EBITDA	$55,045	$47,593	$38,351	$61,176	$62,253
Adjusted EBITDA add backs:
Interest income	2,562	3,554	4,764	5,011	4,575
Certain impairment charges(1&3)	1,918	5,545	10,692	5,884	—
Certain litigation costs(2)	—	—	9,000	—	—
Stock compensation	1,532	1,649	1,888	1,468	1,164
Severance	—	—	135	—	—
Adjusted EBITDA	$61,057	$58,341	$64,830	$73,539	$67,992

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

(3)
Adjusted EBITDA represents the calculation of EBITDA, as defined in the Original Credit Agreement solely for the purpose of calculating certain covenants within the Original Credit Agreement. Commencing June 30, 2010, the calculation of Adjusted EBITDA was modified as a result of an amendment to the Credit Agreement.  Adjusted EBITDA is no longer used as a measurement, but is presented and reconciled to EBITDA and Net Income/Loss as Adjusted EBITDA was the basis for which compliance with a number of covenants were determined, including certain ratios, in the Original Credit Agreement.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of business, primarily associated with interest rate fluctuations, primarily with respect to our operations in Mexico.

Our Amended Credit Agreement provides us with additional liquidity to meet our short-term financing needs, as further described under “Item 1. Condensed Financial Statements, Note 9 Credit Agreement, Long-Term Debt and Capital Leases.” Pursuant to the Amended Credit Agreement, we may currently borrow up to a total of $74 million, of which $37.0 million is outstanding and $37.0 million is available for future borrowings, subject to covenant restrictions.

In connection with the development agreements we enter into with some of our Native American tribal customers, as well as certain other customers, we advance funds for the construction and development of gaming facilities, some of which are required to be repaid. As a result of our adjustable-interest-rate notes payable and fixed-interest-rate-notes receivable described in “Item 1. Condensed Financial Statements, Note 6 Notes Receivable "and "Note 9 Credit Agreement, Long-Term Debt and Capital Leases,” we are subject to market risk with respect to interest rate fluctuations. Any material increase in prevailing interest rates could cause us to incur significantly higher interest expense.

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

Evaluation of Disclosure Control and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of September 30, 2011.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management's Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment and those criteria, we believe that we maintained effective internal control over financial reporting as of September 30, 2011.

Our independent registered public accounting firm, BDO USA, LLP, has issued an attestation report dated November 17, 2011 on our internal control over financial reporting. That report is included herein.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be provided in the Company's Proxy Statement for its 2012 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2011 (the “Proxy Statement”) and that information is incorporated herein by reference.

ITEM 11. Executive Compensation

The information required by this Item will be provided in the Proxy Statement and that information is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be provided in the Proxy Statement and that information is incorporated herein by reference.

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item will be provided in the Proxy Statement and that information is incorporated herein by reference.

ITEM 14. Principal Accountant Fees and Services

The information required by this Item will be provided in the Proxy Statement and that information is incorporated herein by reference.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	(1)	Financial Statements

		Reports of Independent Registered Public Accounting Firm	58
		Consolidated Balance Sheets, as of September 30, 2011 and 2010	60
		Consolidated Statements of Operations, Years Ended September 30, 2011, 2010 and 2009	61
		Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss),
		Years Ended September 30, 2011, 2010 and 2009	62
		Consolidated Statements of Cash Flows, Years Ended September 30, 2011, 2010 and 2009	63
		Notes to Consolidated Financial Statements	65

	(2)	Financial Statement Schedule

		Schedule II Valuation and Qualifying Accounts	89

	(3)	The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and are incorporated herein by reference, and are filed as part of this Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Multimedia Games Holding Company, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of Multimedia Games Holding Company, Inc., or the Company, as of September 30, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended September 30, 2011. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multimedia Games Holding Company, Inc. at September 30, 2011 and 2010, and the results of its operations and its cash flows for the each of the three years in the period ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Multimedia Games Holding Company, Inc.'s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated November 17, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Houston, Texas
November 17, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Multimedia Games Holding Company, Inc.
Austin, Texas

We have audited Multimedia Games Holding Company, Inc., or the Company’s, internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Multimedia Games Holding Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Multimedia Games, Inc., or the Company, as of September 30, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows and the schedule listed in the accompanying index for each of the three years in the period ended September 30, 2011, and our report dated November 17, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Houston, Texas
November 17, 2011

MULTIMEDIA GAMES HOLDING COMPANY, INC.CONSOLIDATED BALANCE SHEETS
As of September 30, 2011 and 2010
(In thousands, except shares)

	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$46,710	$21,792
Accounts receivable, net of allowance for doubtful accounts of $400 and $614, respectively	16,004	11,119
Inventory	7,291	3,561
Prepaid expenses and other	5,300	2,713
Current portion of notes receivable, net	14,280	13,698
Federal and state income tax receivable	142	19,658
Total current assets	89,727	72,541
Property and equipment and leased gaming equipment, net	47,399	48,588
Long-term portion of notes receivable, net	10,449	25,193
Intangible assets, net	28,395	31,510
Value added tax receivable, net of allowance of $817 and $880, respectively	2,787	4,627
Other assets	2,471	3,635
Total assets	$181,228	$186,094
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,700	$750
Accounts payable and accrued liabilities	25,855	21,501
Deferred revenue	1,131	3,083
Total current liabilities	30,686	25,334
Long-term debt, less current portion	33,300	43,875
Other long-term liabilities	679	737
Deferred revenue, less current portion	661	1,551
Total liabilities	65,326	71,497
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock: Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 34,559,522 and 33,523,082 shares issued, and 26,832,065 and 27,619,665 shares outstanding, respectively	346	335
Additional paid-in capital	95,063	89,598
Treasury stock, 7,727,457 and 5,903,417 common shares at cost, respectively	(60,164)	(50,128)
Retained earnings	81,109	75,432
Accumulated other comprehensive loss, net	(452)	(640)
Total stockholders’ equity	115,902	114,597
Total liabilities and stockholders’ equity	$181,228	$186,094

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2011 , 2010 and 2009
(In thousands, except per share data)

	2011	2010	2009
REVENUES:
Gaming operations	$95,476	$92,822	$107,478
Gaming equipment and system sales	30,909	23,365	17,217
Other	1,470	1,749	2,457
Total revenues	127,855	117,936	127,152
OPERATING COSTS AND EXPENSES:
Cost of gaming operations revenue(1)	9,136	9,451	9,063
Cost of equipment and system sales	14,623	11,065	9,215
Selling, general and administrative expenses	42,042	39,293	43,967
Write-off, reserve, impairment & settlement charges	2,013	5,010	19,784
Research and development	12,930	12,144	12,810
Amortization and depreciation	40,957	51,593	61,015
Total operating costs and expenses	121,701	128,556	155,854
Operating income (loss)	6,154	(10,620)	(28,702)
OTHER INCOME (EXPENSE):
Interest income	2,562	3,554	4,764
Interest expense	(3,060)	(4,579)	(6,630)
Other income (expense)	723	(119)	(212)
Income (loss) before income taxes	6,379	(11,764)	(30,780)
Income tax (expense) benefit	(702)	14,393	(13,998)
Net income (loss)	$5,677	$2,629	$(44,778)

Basic income (loss) per common share	$0.20	$0.10	$(1.67)
Diluted income (loss) per common share	$0.20	$0.09	$(1.67)

Shares used in income (loss) per common share:
Basic	28,106	27,401	26,759
Diluted	28,686	27,990	26,759
_______________________________

(1)
Cost of gaming operations revenue excludes depreciation and amortization of gaming equipment, content license rights and other depreciable assets, which are included separately in the amortization and depreciation line item.

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME (LOSS)
For the Years Ended September 30, 2011, 2010 and 2009
(In thousands, except share amounts)

	Common Stock		Additional Paid -in Capital	Treasury Stock			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Number of Shares	Amount		Number of Shares	Amount	Retained Earnings
Balance, September 30, 2008	32,511,988	$325	$83,076	5,903,417	$(50,128)	$117,581	$(122)	$150,732
Exercise of stock options	609,349	6	1,244	—	—	—	—	1,250
Tax benefit of stock options exercised	—	—	83	—	—	—	—	83
Share-based compensation expense	—	—	1,914	—	—	—	—	1,914
Comprehensive loss:
Net loss	—	—	—	—	—	(44,778)	—	(44,778)
Foreign currency translation adjustment	—	—	—	—	—	—	(1,746)	(1,746)
Comprehensive loss	—	—	—	—	—	—	—	(46,524)
Balance, September 30, 2009	33,121,337	331	86,317	5,903,417	(50,128)	72,803	(1,868)	107,455
Exercise of stock options	401,745	4	1,011	—	—	—	—	1,015
Tax benefit of stock options exercised	—	—	621	—	—	—	—	621
Share-based compensation expense	—	—	1,649	—	—	—	—	1,649
Comprehensive income:
Net income	—	—	—	—	—	2,629	—	2,629
Foreign currency translation adjustment	—	—	—	—	—	—	1,228	1,228
Comprehensive income	—	—	—	—	—	—	—	3,857
Balance, September 30, 2010	33,523,082	335	89,598	5,903,417	(50,128)	75,432	(640)	114,597
Exercise of stock options	1,036,440	11	3,933	—	—	—	—	3,944
Purchase of treasury stock	—	—	—	1,824,040	(10,036)	—	—	(10,036)
Tax benefit of stock options exercised	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	1,532	—	—	—	—	1,532
Comprehensive income:
Net income	—	—	—	—	—	5,677	—	5,677
Foreign currency translation adjustment	—	—	—	—	—	—	188	188
Comprehensive income	—	—	—	—	—	—	—	5,865
Balance, September 30, 2011	34,559,522	$346	$95,063	7,727,457	$(60,164)	$81,109	$(452)	$115,902

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Months Ended September 30, 2011, 2010, and 2009
(In thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,677	$2,629	$(44,778)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and depreciation	40,957	51,593	61,015
Accretion of contract rights	7,210	6,739	6,250
Share-based compensation	1,532	1,649	1,914
Other non-cash items	1,404	4,090	13,910
Deferred income taxes	—	4,107	19,671
Interest income from imputed interest	(2,333)	(3,236)	(4,281)
Changes in operating assets and liabilities
Total accounts and notes receivable	(3,137)	4,796	2,277
Federal and state income tax receivable	19,516	(13,412)	(4,081)
Inventory	(4,056)	350	1,668
Current liabilities	4,612	(4,949)	(1,622)
Other current and long-term assets and long-term liabilities	(2,803)	3,164	(6,036)
NET CASH PROVIDED BY OPERATING ACTIVITIES	68,579	57,520	45,907

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(39,345)	(27,504)	(40,580)
Transfer of leased gaming equipment to inventory	1,969	1,704	3,506
Acquisition of intangible assets	(4,850)	(3,449)	(3,011)
Advances under development and placement fee agreements	(2,951)	(6,995)	(9,600)
Repayments under development agreements	14,983	17,034	20,271
NET CASH USED IN INVESTING ACTIVITIES	(30,194)	(19,210)	(29,414)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,944	1,636	1,333
Principal payments of long term debt	(7,625)	(15,375)	(7,988)
Payments on revolving lines of credit	(6,875)	(30,000)	(21,000)
Proceeds from revolving line of credit	6,875	15,000	17,000
Purchase of treasury stock	(10,036)	—	—
NET CASH USED IN FINANCING ACTIVITIES	(13,717)	(28,739)	(10,655)

EFFECT OF EXCHANGE RATES ON CASH	250	(234)	328
Net increase in cash and cash equivalents	24,918	9,337	6,166
Cash and cash equivalents, beginning of period	21,792	12,455	6,289
Cash and cash equivalents, end of period	$46,710	$21,792	$12,455

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Months Ended September 30, 2011, 2010, and 2009
(In thousands)
(Continued)

	2011	2010	2009
SUPPLEMENTAL CASH FLOW DATA:
Interest paid	(2,877)	(4,266)	(5,695)
Income tax refunded, net	18,796	6,295	1,395
NON-CASH TRANSACTIONS:
Contract rights resulting from imputed interest on development agreement notes receivables	64	(84)	(399)
Change in accounts payable on exchange of used equipment with third party suppliers	(1,043)	(1,935)	(1,643)

The accompanying notes are an integral part of the consolidated financial statements.

1.      SIGNIFICANT ACCOUNTING POLICIES

Operations – Multimedia Games Holding Company, Inc. (f/k/a Multimedia Games, Inc.) and its subsidiaries (the “Company,” “we,” “us,” “our” or "Multimedia Games") design, manufacture and supply innovative standalone and networked gaming systems to Native American and commercial casino operators in North America, domestic and selected international lottery operators, and charity and commercial bingo gaming facility operators.  The Company's standalone gaming machines are primarily sold and placed in Class III settings while its central determinant and server-based centrally-linked products and systems are primarily sold and placed in Class II, video lottery terminal and electronic bingo settings.

The Company continues to derive the majority of its gaming revenues from participation, or revenue share, agreements.  Under these agreements, the Company places player terminals and systems, along with its proprietary and other licensed game content, at a customer's facility in return for a share of the revenues that these terminals and systems generate.  The Company has more recently generated revenue from the sale of gaming units and systems and has sought to increase these for-sale revenues by expanding into additional gaming jurisdictions and into other segments of the gaming market. Both the Company's participation and for-sale gaming systems include content that has been designed and developed by the Company as well as game themes it has licensed from others. In addition, the Company generates revenues by providing the central determinant system operated by the New York State Division of the Lottery for the video lottery terminals installed at racetracks in the State of New York.

Consolidation Principles – The Company’s financial statements include the accounts of Multimedia Games Holding Company, Inc. and its wholly-owned subsidiaries: Multimedia Games, Inc. (f/k/a MegaBingo, Inc.), MGAM Systems, Inc., MGAM Technologies, LLC, MegaBingo International, LLC, Multimedia Games de Mexico 1, S. de R.L. de C.V., Multimedia Games de Mexico, S. de R.L. de C.V., and Servicios de Wild Basin S. de R.L. de C.V. Intercompany balances and transactions have been eliminated in consolidation.

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

The Company implemented ASU No 2009-13 and ASU 2009-14 during the year ended September 30, 2011.   The implementation of this guidance did not have a material effect on the Company's financial statements in the year of adoption, nor is the adoption expected to have a material effect on the financial statements in future periods after initial adoption.  The implementation of this guidance did not change the way that the Company determines deliverables in these arrangements, or the way that the Company allocates consideration to these deliverables.   This guidance provides the Company with an ability to recognize revenue on delivered elements of the arrangements where undelivered elements exist that the Company does not have VSOE for by their using estimated selling price to allocate consideration to undelivered elements, where under previous guidance this was not possible.  This change in the timing of revenue recognition did not have a material effect on the financial statements for the period ended September 30, 2011.

Cash and Cash Equivalents
The Company considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Costs and Billings on Uncompleted Contract - During fiscal 2009 and continuing during fiscal 2010, the Company entered into a fixed-price contract with a customer, pursuant to which it will deliver an electronic bingo system. Revenues from this fixed-price contract is being recognized on the completed-contract method in accordance with ASC Subtopic 605-35, “Construction-Type and Production-Type Contracts”. During the year ended September 30, 2010, the Company determined substantial completion of the contract occurred for revenue recognition purposes as all deliverables under the contract were provided to the customer, with the exception of a one year warranty, and the customer had approved the deliverables or the specified time allotted for testing had expired. Therefore, the Company began recognizing revenue ratably over the one year warranty period and thus recognized revenue and costs of $2.8 million and $2.7 million, respectively, under the contract for the year ended September 30, 2011.

Contract costs include all direct material and labor costs, and those indirect costs related to contract performance, such as indirect labor, supplies and tools. General and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined.

As of September 30, 2011 all revenue and costs related to this contract have been recognized.

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

Development and Placement Fee Agreements
The Company enters into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to placement of the Company’s player terminals, and the Company receives a fixed percentage of those player terminals’ hold per day over the term of the agreement which ranges from 42 to 83 months. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of the Company’s guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the operating profits of the facility to be used to repay some or all of the advances recorded as notes receivable. Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the gaming facility. In the past and in the future, the Company may by mutual agreement and for consideration, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset recovered for that particular development or placement fee agreement, if any, and the remaining net book value of the intangible asset is prospectively amortized on a straight-line method over the remaining estimated useful life.

At September 30, 2011 and 2010, the following net amounts related to advances made under development and placement fee agreements were recorded in the following balance sheet captions:

	September 30,
	2011	2010
	(In thousands)
Included in:
Notes receivable, net of discount (1)	$22,689	$35,404
Intangible assets – contract rights, net of accumulated amortization	22,697	26,894

(1)	The Company collected approximately $15.0 million and $17.0 million on development agreement notes receivable during years ended September 30, 2011 and 2010, respectively.

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements. The Company has entered into development agreements with customers under which approximately $24.4 million remains outstanding at September 30, 2011, and for which the Company imputes interest on these interest-free loans discounting the balances to $22.7 million. During 2011 and 2010, the Company recorded imputed interest of $2.3 million and $3.2 million, respectively, relating to development agreements with an imputed interest rate range of 5.25% to 9.00%.

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

Management reviews long-lived asset classes for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. During the years ended September 30, 2011, 2010 and 2009 in the ordinary course of business activities or upon reviewing the nature of the assets, the Company charged operations by recording reserves or writing off $1.3 million, $539,000 and $1.4 million respectively, of property and equipment and leased gaming equipment (See Note 2, “Property and Equipment and Leased Gaming Equipment.”)

Other Assets
Other assets consist of restricted cash, long-term pre-paids and refundable deposits. At September 30, 2011 and 2010, the restricted cash balances were $679,000 and $737,000, respectively, representing the fair value of investments held by the Company's prize fulfillment firm related to outstanding MegaBingo® jackpot prizes.

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

Other Long-Term Liabilities
Other long-term liabilities include investments held at fair value by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities.  These annuities were $679,000 and $737,000 as of September 30, 2011 and September 30, 2010, respectively.

Other Income (Expense)
Other income was $723,000 for the year ended September 30, 2011. Other income primarily resulted from a gain on the exchange of used equipment with a third party equipment supplier.

Other expense was $119,000 and $212,000 for the years ended September 30, 2010 and 2009, respectively. Other expense resulted from losses incurred on foreign currency transactions primarily related to our Mexico operations.

Research and Development Costs
We conduct research and development activities primarily to develop new gaming systems, gaming engines, casino data management systems, casino central monitoring systems, video lottery outcome determination systems, gaming platforms and gaming content and to add enhancements to our existing product lines. We believe our ability to deliver differentiated, appealing products and services to the marketplace is based in our research and development investments and we expect to continue to make such investments in the future. These research and development costs consist primarily of salaries and benefits, consulting fees and an allocation of corporate facilities costs related to these activities. Once the technological feasibility of a project has been established, it is transferred from research to development, and capitalization of development costs begins until the product is available for general release.

Research and development costs for years ended September 30, 2011, 2010 and 2009 were $12.9 million, $12.1 million and $12.8 million respectively.

Fair Value of Financial Instruments
The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash, accounts and notes receivable, accounts payable, and accrued expenses payable and other liabilities, approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying amount for the Company's credit facility approximates fair value due to the fact that the underlying instrument includes provisions to adjust interest rates to current market rates.

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

Costs of Computer Software
Software development costs have been accounted for in accordance with ASC Topic 985, “Software.”  Under ASC Topic 985, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized software development costs of approximately $4.6 million and $3.3 million for the periods ending September 30, 2011 and 2010, respectively. Software development costs primarily consist of personnel costs and gaming lab testing fees. The Company begins to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, not to exceed five years. Amortization of software development costs is included in amortization and depreciation in the accompanying condensed consolidated statements of operations.

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

Share-Based Compensation
At September 30, 2011, options to purchase approximately 3.6 million shares of common stock, with exercise prices ranging from $3.50 to $18.71 per share were outstanding. The stock options were incorporated into the computation of diluted earnings per share utilizing the treasury stock method.

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

There were option grants to purchase 566,700, 1.4 million and 1.7 million common shares during the years ended September 30, 2011, 2010 and 2009, respectively. The assumptions used for the years ended September 30, 2011, 2010 and 2009, and the resulting estimates of weighted-average fair value per share of options granted during these periods are as follows:

	2011	2010	2009
Weighted expected life	5 years	5 years	4.97 years
Risk-free interest rate	1.3 - 2.6%	2.3 - 2.6%	1.5 - 2.9%
Expected volatility	59.01%	59.53%	58.28%
Expected dividend yields	None	None	None
Weighted-average fair value of options granted during the period	$2.36	$2.14	$1.81
Expected annual forfeiture rate	5.31%	5.31%	5.31%

In accordance with ASC Topic 718, “Compensation – Stock Compensation (Formerly SFAS No. 123 (R), “Share-Based Payments”), the share-based compensation has been recorded by the Company for the years ended September 30, 2011, 2010 and 2009 in the amounts of $1.5 million $1.6 million and $1.9 million, respectively. As of September 30, 2011 and 2010, $4.5 million and $6.2 million of unamortized stock compensation expense, including estimated forfeitures, remained, which will be recognized over the vesting periods of the various stock option grants.

For the years ended September 30, 2011, 2010 and 2009, the Company did not recognize an income tax benefit for stock-based compensation arrangements.  The Company did, however, realize certain cash tax benefits associated with employee stock option exercises in 2010 and 2009, see Footnote 12 "Income Taxes."

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

Comprehensive Income (Loss)
Comprehensive income (loss) consists of the following:

	September 30,
	2011	2010	2009
	(in thousands)
Net income (loss)	$5,677	$2,629	$(44,778)
Foreign currency translation adjustment	188	1,228	(1,746)
Comprehensive income (loss)	$5,865	$3,857	$(46,524)

Recent Accounting Pronouncements Issued
In April 2010, the FASB issued new accounting guidance related to accruals for casino jackpot liabilities. Specifically, the guidance clarifies that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The new guidance is effective for fiscal years beginning on or after December 15, 2010. The new guidance will be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company expects to adopt the guidance in fiscal year 2012 and does not expect its adoption to have a material impact on its consolidated results of operations, financial position and cash flows.

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

In October 2009, FASB issued ASU No. 2009-13, “Revenue Recognition(Topic 605), Multiple-Deliverable Revenue Arrangements” and ASU No. 2009-14, “Software(Topic 985), Certain Revenue Arrangements that Include Software Elements,” both consensus of the FASB Emerging Issues Task Force.  ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities; specifically, how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  ASU No. 2009-14 affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole and clarifying what guidance should be used in allocating and measuring revenue.  Upon adoption of these standards, a company can recognize revenue on delivered elements within a multiple elements arrangement based upon estimated selling prices, which is a departure from previous guidance. These standards were implemented on October 1, 2010.

2.      INVENTORY

Inventory consisted of the following (in thousands):

	September 30, 2011	September 30, 2010
Raw materials and component parts, net	$4,971	$2,408
Work in progress	705	632
Finished goods	1,615	521
Total Inventory	$7,291	$3,561

3.      PROPERTY AND EQUIPMENT AND LEASED GAMING EQUIPMENT

The Company’s property and equipment and leased gaming equipment consisted of the following (in thousands):

	September 30, 2011			September 30, 2010
	Cost	Accum. Depr.	Net Book Value	Cost	Accum. Depr.	Net Book Value
Rental pool – deployed	$167,021	$(128,965)	$38,056	$174,753	$(135,125)	$39,628
Rental pool – undeployed	77,505	(71,068)	6,437	68,107	(61,474)	6,633
Machinery and equipment	12,109	(11,041)	1,068	14,005	(12,900)	1,105
Computer software	7,078	(6,239)	839	7,965	(7,394)	571
Vehicles	2,215	(1,747)	468	2,476	(2,149)	327
Other	3,166	(2,635)	531	4,332	(4,008)	324
Total property and equipment and leased gaming equipment	$269,094	$(221,695)	$47,399	$271,638	$(223,050)	$48,588
______________________________________
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

During 2011, the Company sold, disposed of, or wrote off $3.2 million of net book value related to the Company's proprietary units on trial or revenue share in our installed base, third-party gaming content licenses, installation costs, tribal gaming facilities and portable buildings, and other equipment. Of this $3.2 million, $1.9 million related to the sale of previously deployed units.  The majority of these sales were trial units that converted to a sale.

During 2010 , the Company sold, disposed of, or wrote off $2.3 million of net book value related to the Company's proprietary units on trial or revenue share in our installed base,third-party gaming content licenses, installation costs, tribal gaming facilities and portable buildings, and other equipment. Of this $2.3 million, $1.7 million related to the sale of previously deployed units. The majority of these sales were trial units that converted to a sale.

The rental pool includes leased gaming equipment placed under participation arrangements that are either at customer facilities(rental pool – deployed) or warehoused by the Company for future deployment (rental pool – undeployed).

4.  DEVELOPMENT AND PLACEMENT FEE AGREEMENTS

The Company enters into participation, or revenue share, agreements.  Under participation agreements, the Company places player terminals and systems, along with our proprietary and other licensed game content, at a customer’s facility in return for a share of the revenues that these terminals and systems generate.  Often participation agreements are in the form of development or placement fee agreements, which the Company enters into in order to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to placement of the Company’s player terminals, and the Company receives a fixed percentage of those player terminals’ hold per day over the term of the agreement. The development agreements typically provide for some or all of the advances to be repaid by the customer to the Company. Placement fees and amounts advanced in excess of those to be reimbursed by the customer are allocated to intangible assets and are generally amortized over the life of the contract, which is recorded as a reduction of revenue generated from the gaming facility. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of the Company’s floor space. In the past and in the future, the Company may by mutual agreement and for consideration, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied as a recovery against the intangible asset or property and equipment for that particular development or placement agreement, if any.

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstances during the period ended September 30, 2011, which would require an analysis for an impairment charge to the carrying value of intangible assets recorded in connection with development agreements.

We funded $3.0 million, $7.0 million and $9.6 million through development and placement fee agreements during 2011, 2010 and 2009, respectively.

The following net amounts are related to advances made under development and placement fee agreements and were recorded in the following balance sheet captions:

	September 30, 2011	September 30, 2010
Included in:	(In thousands)
Notes receivable, net	$22,689	$35,404
Intangible assets – contract rights, net of accumulated amortization	$22,697	$26,894

5.      INTANGIBLE ASSETS

At September 30, 2011 and 2010, the Company’s intangible assets consisted of the following (in thousands):

	September 30, 2011			September 30, 2010
	Cost	Accum. Amort.	Net Book Value	Cost	Accum. Amort.	Net Book Value	Estimated Useful Lives
Contract rights under development and placement fee agreements	$50,483	$(27,785)	$22,698	$51,777	$(24,883)	$26,894	3.5-7 years
Internally-developed gaming software	35,904	(30,970)	4,934	31,355	(27,757)	3,598	1-5 years
Patents and trademarks	6,920	(6,157)	763	6,776	(5,758)	1,018	1-5 years
Other	250	(250)	—	250	(250)	—	3-5 years
Total intangible assets, net	$93,557	$(65,162)	$28,395	$90,158	$(58,648)	$31,510

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development and placement fee agreements, described under “Development and Placement Fee Agreements.” The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the consolidated statements of operations.

Internally developed gaming software is accounted for under the provisions of ASC Topic 985 “Software” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally-developed games over a twelve month period, gaming engines over an eighteen month period, gaming systems over a three-year period and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the years ended September 30, 2011, 2010, 2009 amortization expense related to internally-developed gaming software was $3.2 million, $2.7 million and $3.8 million respectively. During fiscal 2011, 2010 and 2009, the Company had write-offs related to internally-developed gaming software of $83,000, $293,000 and $558,000.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Amortization expense, inclusive of accretion of contract rights, totaled $10.9 million, $10.2 million and $11.0 million for the years ended September 30, 2011, 2010 and 2009, respectively. Annual estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amount
(In thousands)
2012	$10,172
2013	7,649
2014	4,920
2015	3,201
2016	624
Total	$26,566

6.      NOTES RECEIVABLE

At September 30, 2011 and 2010, the Company’s notes receivable consisted of the following:

	September 30, 2011	September 30, 2010
	(In thousands)
Notes receivable from development agreements	$24,372	$39,356
Less imputed interest discount reclassed to contract rights	(1,684)	(3,952)
Notes receivable from equipment sales and other	2,041	3,487
Notes receivable, net	24,729	38,891
Less current portion	(14,280)	(13,698)
Notes receivable – non-current	$10,449	$25,193

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.  Notes receivable from equipment sales consisted of financial instruments issued by customers for the purchase of player terminals and licenses, and bore interest at 2.96% as of September 30, 2011. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the value of such equipment, if repossessed, may be less than the note receivable outstanding.

7.  VALUE ADDED TAX RECEIVABLE

The Company's value added tax (VAT) receivable is a receivable from the Mexican taxing authority primarily related to a value added tax levied on the imports of products originating outside of Mexico.  At September 30, 2011 and 2010, the Company’s VAT receivable was $2.8 million and $4.6 million, respectively.  The majority of the VAT receivable relates to shipments that occurred in 2006 and 2007.

The Company has received rulings from the Mexican taxing authority for 2006 and 2007 indicating that the Mexican taxing authority has challenged the registration of certain of the Company's transactions that have generated a VAT receivable of approximately $384,000, all of which has been fully reserved.  Although the Company has fully reserved this amount, it has formally contested these rulings, and continues to believe it has the necessary evidence for a reasonable defense. However, the final resolution of the contested balances remains uncertain and may adversely affect the carrying value of the receivable and may have an adverse affect on the Company's foreign income tax expense. See Note 15 of the Notes to Consolidated Financial Statements "Commitments and Contingencies."

8.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

At September 30, 2011 and 2010, the Company’s accounts payable and accrued liabilities consisted of the following:

	September 30, 2011	September 30, 2010
	(In thousands)
Trade accounts payable	$8,781	$8,157
Accrued expenses	7,222	5,957
Accrued bonus and salaries	5,622	4,500
Marketing reserve	2,749	2,806
Other	1,481	81
Accounts payable and accrued liabilities	$25,855	$21,501

9.      CREDIT AGREEMENT, LONG-TERM DEBT AND CAPITAL LEASES

At September 30, 2011 and 2010, the Company’s Credit Agreement consisted of the following:

	September 30, 2011	September 30, 2010
	(In thousands)
Term loan facility	$37,000	$44,625
Less: current portion of long-term debt	(3,700)	(750)
Long-term debt, less current portion	$33,300	$43,875

On August 3, 2011, the Company entered into an amended and restated credit agreement with Comerica Bank in its capacity as administrative agent and lead arranger and Wells Fargo Bank, N.A., as syndication agent (the "Amended Credit Agreement") to provide the Company a $74 million credit facility which replaced its previous credit facility in its entirety. The Amended Credit Agreement consists of three facilities; an approximately $20.6 million revolving credit facility, a $37 million term loan and an approximately $16.4 million draw-to term loan. The Amended Credit Agreement matures on August 3, 2016. The term loan is amortized on a straight line basis over a ten year period, payable in equal quarterly installments of $925,000. The revolving credit facility and the draw-to term loan provide the Company the ability to finance development and placement agreements, acquisitions, and working capital for general corporate purposes. At closing, the Company fully drew down the $37 million term loan, drew down approximately $6.9 million on the revolving credit facility and had no amounts outstanding on the draw-to term loan. As of September 30, 2011, the $37.0 million term loan remains outstanding and no amounts are outstanding on the revolving credit facility or the draw-to term loan.

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

The fixed charge coverage ratio is calculated as EBITDA, less the items noted below, compared to fixed charges.

•	Income tax expense

•	Dividends or other distributions on equity, not funded by the Amended Credit Agreement

•	Routine capital expenditures, defined as $2.5 million per quarter

•	Repurchases or redemptions of capital stock, not funded by the Amended Credit Agreement

•	Payments and advances under development agreements, not funded by the Amended Credit Agreement

Fixed charges include interest expense and all regularly scheduled installments of principal. We will be required to maintain a fixed charge coverage ratio of 1.2 to 1.0.

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

Level II pricing will apply to the Amended Credit Agreement until the Company delivers its financial statements for the year ended September 30, 2011 at which time we expect to change to Level I.

As of September 30, 2011, the $37.0 million term loan bore interest at 3.73% and the Company had approximately $37.0 million available under the Amended Credit Agreement, subject to covenant restrictions. The Amended Credit Agreement is collateralized by substantially all of the Company’s assets, and requires certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in its businesses).

The Company is currently in compliance with the covenants in the Amended Credit Agreement; however, the Company cannot be certain that it will be able to achieve its operating objectives for fiscal 2012 and that it will continue to meet its covenants in the Amended Credit Agreement. If the Company fails to remain in compliance with the covenants of the Amended Credit Agreement, it will be required to seek modification or waiver of the provisions of that agreement and potentially secure additional sources of capital. The Company cannot be certain that, if required, it will be able to successfully negotiate additional changes to or waivers of the Amended Credit Agreement. Alternatively, the Company may incur significant costs related to obtaining requisite waivers or renegotiation of the Amended Credit Agreement that could have a material and adverse effect on our operating results.

The Company account for amendments or changes to our Credit Agreement in accordance with ASC 470-50-40-21, “Modifications and exchanges of line of credit or revolving debt arrangements.”  Based on the requirements of ASC 470-50-40-21, the Company wrote-off $355,000 and $381,000 during 2011 and 2010, respectively, related to unamortized deferred costs of the original Credit Agreement and subsequent amendments.  The remaining deferred costs of approximately $143,000, in addition to the approximately $453,000 of costs related to the fourth amendment will be amortized over the remaining term of the Credit Agreement.

The Company's original credit agreement with Comerica Bank, dated as of April 27, 2007, as amended (the "Original Credit Agreement"), provided that (i) the consolidated total leverage ratio to a ratio be not greater than 1.50 to 1.00; (ii) the total borrowing capacity under the Original Credit Agreement was $90 million, which included a $45 million revolving credit facility and a $45 million term loan; and (iii) the definition of Consolidated EBITDA was to include any extraordinary, unusual or non-cash non-recurring expenses or losses (including, whether or not otherwise includable as a separate item in the Consolidated Statement of Operations for such period, losses on sales of assets outside the ordinary course of business) of up to $10 million, commencing June 30, 2010.

10. Leases

The Company leases its corporate offices, warehouses and certain office equipment under noncancelable operating leases.

A schedule of future minimum rental payments required under noncancelable operating leases is as follows:

Year	Operating
(In thousands)
2012	$1,765
2013	1,573
2014	1,574
2015	1,480
2016	489
thereafter	125
Total Minimum Lease Payments	$7,006

Rental expense during 2011, 2010, and 2009 amounted to $2.2 million, $2.4 million and $2.8 million, respectively.

11.    WRITE-OFF, RESERVE, IMPAIRMENT AND SETTLEMENT CHARGES

Write-off, reserve, impairment and settlement charges, other than items written-off in the normal course of business, for the years September 30, 2011, 2010 and 2009 consisted of the following:

	Year ended September 30,
	2011	2010	2009
Litigation and settlement costs	$—	$—	$8,220
Reserve against note and accounts receivable	—	2,762	397
Write-off of install costs and portable buildings in Alabama	203	332	—
Patent and trademark, intangibles, prepaid loan fees and sales and use taxes	355	1,916	660
Mexico Customs Audit	150	—	—
NY Lottery service interruption	484	—	—
Severance and related benefit costs	—	—	1,199
Write-off of property and equipment	821	—	9,308
Total write-off, reserve, impairment and settlement charges	$2,013	$5,010	19,784

The charges for the year ended September 30, 2011 consisted of an $821,000 write-off of older equipment deemed obsolete due to changes in the rate of adoption of our newer proprietary game content, a $484,000 payment for a central system service interruption, a $355,000 write-off of prepaid loan fees in conjunction with the refinancing of our credit facility, a $203,000 write-off of install costs at the Alabama locations associated with our voluntary withdrawal from the charitable bingo market; and $150,000 related to a Mexico customs audit.

The charges for the year ended September 30, 2010 consisted of $3.1 million of reserves and impairment charges for a note receivable and installation and other costs within the State of Alabama, due to the voluntary closing of facilities by our Alabama customers caused by regulatory changes in the state and a $1.9 million write-off of patents and trademarks, and prepaid loan fees, and a reserve for sales and use taxes.

As part of our established processes to review for impairment, during the year ended September 30, 2009, the Company conducted a thorough review of the Company’s business in an effort to determine the proper go-forward strategy for the business.  As a result of this analysis, it was determined that certain assets should be written-off or reserved for as of September 30, 2009.  The charges include the write-off of property and equipment included in the Company’s rental pool and obsolete component parts of $5.6 million, the write-off of certain licenses used for game development of $2.0 million and a the reserve for slow-moving component parts of $1.7 million. In addition, in May 2009 the Company entered into a comprehensive settlement agreement to resolve all claims arising from a November, 2004 lawsuit. This settlement was reached when the parties was engaged in federal mediation and the Company did not admit any wrongdoing in relation to the underlying litigation.

12. Income Taxes

The provision for income tax benefit (expense) consisted of the following for the years ended September 30, 2011, 2010 and 2009:

	Year ended September 30,
	2011	2010	2009
	(In thousands)
Current:
Federal	$(268)	$18,091	$6,271
State	(96)	847	(41)
Foreign	(338)	(438)	(692)
	(702)	18,500	5,538
Deferred:
Federal	—	(3,823)	18,185
State	—	(284)	1,351
Foreign	—	—	—
	—	(4,107)	19,536
Income tax benefit (expense)	$(702)	$14,393	$13,998

The effective income tax rates differ from the statutory U.S. federal income tax rates as follows for the years ended September 30, 2011, 2010, and 2009:

	2011	2010	2009
Federal income tax expense (benefit) at statutory rate	35.0%	(35.0)%	(35.0)%
State income tax expense, net of federal benefit	4.7%	(2.5)%	(2.6)%
Foreign income tax expense, net of federal benefit	4.2%	2.6%	1.1%
Change in valuation allowance	(32.9)%	(87.2)%	81.2%
Other, net	—%	0.1%	0.7%
Provision (benefit) for income taxes	11.0%	(122.0)%	45.4%

The “other, net” category above captures the impact of several tax expense items, including research and development tax credits, Section 199 manufacturing deduction, and the true-up of the Company’s income tax accounts.

The valuation allowance on deferred tax assets as of September 30, 2011 and 2010 was $12.7 million and $14.8 million, respectively, a decrease of $2.1 million. The valuation allowance was initially established during the year ended September 30, 2009.

Differences between the book value and the tax basis of the Company’s assets and liabilities at September 30, 2011 and 2010 result in deferred tax assets and liabilities as follows:

	Year ended September 30,
	2011	2010
	(In thousands)
Deferred tax asset – current:
Allowance for doubtful accounts	$496	$769
Inventory reserve	474	719
Accruals not currently deductible for tax purposes	2,057	1,627
Deferred revenue	1,285	1,727
Charitable Contributions	211	—
Current deferred tax asset	4,523	4,842
Valuation allowance	(4,302)	(4,842)
Current deferred tax asset, net	221	—
Noncurrent deferred tax asset:
Property and equipment, leased gaming equipment and intangible assets, due principally to depreciation and amortization differences	—	7,254
Non-qualified stock compensation expense	1,155	1,686
Net Operating Loss Carryforwards and Credits	7,624	969
Noncurrent deferred tax asset, net	8,779	9,909
Valuation allowance	(8,349)	(9,909)
Noncurrent deferred tax asset, net	430	—
Deferred tax asset	$651	$—

Noncurrent deferred tax liability
Property and equipment, leased gaming equipment and intangible assets, due principally to depreciation and amortization differences	$(651)	$—
Noncurrent deferred tax liability, net	(651)

Deferred Tax Asset/(Liability)	$—	$—

As of September 30, 2011, the Company had federal and state net operating loss carryforwards of approximately $34.6 million, a federal research and development credit carryforward of approximately $1.6 million, and a federal alternative minimum tax credit carryforward of approximately $445,000. The net operating losses will begin to expire in varying amounts in 2024 if not utilized. The federal research and development credit will begin to expire in varying amounts in 2029 if not utilized.
For 2011, 2010, and 2009, the Company recorded net reductions of $0, $621,000 and $83,000 respectively, of its federal and state income tax liability due to the effects of stock compensation.
The management team considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. As a result of this analysis, and based on a cumulative loss in the prior three fiscal years, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in the U.S. and Mexico will be realized. As a result, the Company maintained a full valuation allowance against all of its remaining deferred tax assets. The Company maintains a valuation allowance when management believes it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in a valuation allowance from period to period are included in the tax provision in the period of change. Management evaluates the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If the Company determines that it is more likely than not that our deferred tax assets will be recovered, the valuation allowance will be reduced.
The Company received refunds of $18.8 million, $6.3 million and $1.4 million in 2011, 2010 and 2009 respectively.
In fiscal 2011, the Company conducted operations in Mexico through a subsidiary treated as a disregarded entity for U.S. income tax purposes. Accordingly, income or losses are taxed or benefited, as appropriate, in the Company's U.S. tax provision. At present, Company management determined that it is more likely than not that the Mexican operations cannot benefit from past losses, from a Mexican tax perspective. Accordingly, a full valuation allowance has been recorded against the deferred tax asset related to the Mexican net operating loss. The effect on the total income tax expense is deemed immaterial.

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
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended September 30,:

	2011	2010	2009
Unrecognized tax benefit – October 1,	$320,000	$334,000	$311,000
Gross increases – tax positions in prior period	637,000	—	23,000
Gross decreases – tax positions in prior period	—	—	—
Gross increases – tax positions in current period	—	143,000	—
Settlements	(320,000)	(157,000)	—
Lapse of statute of limitations	—	—	—
Unrecognized tax benefit – September 30,	$637,000	$320,000	$334,000

Included in the balance of unrecognized tax benefits at September 30, 2011, 2010 and 2009, are $0, $320,000 and $334,000 respectively, of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company had accrued interest and penalties of $216,000, $38,000 and $39,000 as of September 30, 2011, 2010 and 2009, respectively.

The Internal Revenue Service has concluded the examination phase for the tax years ended September 30, 2006, 2007, 2008, 2009 and 2010.

The Company is subject to taxation in the US, including various state jurisdictions, and Mexico. With few exceptions, the Company is no longer subject to U.S. federal and state examinations for tax years ending prior to September 30, 2008.

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

	September 30,
	2011	2010	2009
Net income (loss) available to common shareholders (in thousands)	$5,677	$2,629	$(44,778)
Weighted average common shares outstanding	28,105,824	27,401,190	26,758,873
Effect of dilutive securities:
Options	580,431	589,228	—
Weighted average common and potential shares outstanding	28,686,255	27,990,418	26,758,873
Basic income (loss) per share	$0.20	$0.10	$(1.67)
Diluted income (loss) per share	$0.20	$0.09	$(1.67)

Certain options to purchase shares of the Company's common stock were not included in the weighted average common and potential shares outstanding in the computation of dilutive earnings per share, due to the antidilutive effects of a net loss:

	September 30,
	2011	2010
Common Stock Options	3,602,331	4,323,685
Range of exercise price	$3.50 - $18.71	$3.52 - $18.71

In the year ended September 30, 2011 and 2010 options to purchase approximately 3.6 million and 4.3 million shares of common stock, with exercise prices ranging from $3.50 - $18.71 and $3.52 - $18.71 per share respectively, were not included in the computation of dilutive loss per share, due to the antidilutive effect. In addition, for the year ended September 30, 2009 approximately 950,000 equivalent shares were not included, due to the loss generated in the period.

14. Stockholders’ Equity

Preferred Stock

During fiscal 1995, the Company amended its articles of incorporation to provide for the issuance of up to 2,000,000 shares of Preferred Stock in such series and with such rights and preferences as may be approved by the Board of Directors. In January 1995, the Board of Directors approved a Series A Preferred Stock, which is cumulative, voting and convertible. In October 1998 the Board of Directors approved a Series B Junior Participating Preferred Stock, which is cumulative and voting. As of September 30, 2011 and 2010, there were no shares of Series A Preferred Stock or Series B Junior Participating Preferred Stock outstanding.

Treasury Stock

On December 3, 2010, the Company announced that its Board of Directors had authorized the repurchase of $15.0 million of its common stock over the next three year period. During 2011, the Company purchased 1.8 million shares of its common stock for approximately $10.0 million at an average cost of $5.48 per share, exclusive of broker fees. At September 30, 2011 approximately $5.0 million remained on the repurchase authorization. The share repurchase program is subject to a 10b5-1 plan, in which purchases may be made from time to time in the open market, subject to certain pricing parameters and the Company's Credit Agreement.
During fiscal 2010, and 2009 the Company did not repurchase any shares of its Common Stock.

Director Compensation Plan

The Company maintains a plan to compensate the members of its Board of Directors for their services as directors, including serving on committees of the board. Under the Director Compensation Plan, each of the Company’s directors, will receive $37,500 per year, except for the Chairman of the Board, who will receive $75,000 per year. In addition, each director will receive $500 for each board meeting attended in person, $250 for each board meeting attended by telephone, $400 for each committee meeting attended in person and $200 for each committee meeting attended by telephone. Each member of the Audit Committee will also receive an additional $15,000 per year for serving on the Audit Committee, except for the Chairman of the Audit Committee who will receive $25,000 per year . The members of the Nominating and Governance Committee each receive an additional $7,500 per year for serving on the Nominating and Governance Committee, except for the Chairman of the Nominating and Governance Committee, who receives $15,000 per year.  The members of the Compensation Committee each receive an additional $15,000 per year for serving on the Compensation Committee, except for the Chairman of the Compensation Committee, who receives $25,000 per year.  Historically, each sitting director received an option grant on an annual basis for 10,000 shares of Common Stock that will vest six months from the date of grant, subject to restrictions which prevent the sale of such shares. These restrictions on the sale of the underlying shares lapse with respect to 25% of the shares annually.

Stock Option Plans

On March 23, 2010, the Company's shareholders approved the Multimedia Games, Inc. Consolidated Equity Incentive Plan. The Consolidated Equity Incentive Plan was comprised of shares already reserved under certain of the Company's prior equity compensation plans, including the Company's 2000 Stock Option Plan, 2001 Stock Option Plan, 2002 Stock Option Plan, 2003 Outside Director Stock Option Plan and the 2008 Employment Inducement Award Plan, or collectively, the Prior Plans. All of the Prior Plans were previously approved by the Company's shareholders, except the 2008 Employment Inducement Award Plan. The number of common shares available for future issuance pursuant to the Consolidated Equity Incentive Plan equals the initial number of shares approved by the Company's shareholders, plus the amount of common shares subject to outstanding awards under certain of the Company's prior equity compensation plans that expire, are terminated or are canceled without having been exercised or settled in full. Effective as of March 23, 2010, the date the shareholders approved the Consolidated Equity Incentive Plan, the Company ceased granting options from the Prior Plans and all grants would be made from the Consolidated Equity Incentive Plan.

Nonqualified stock options are granted to the Company’s directors and nonqualified and incentive stock options have been granted to the Company’s officers and employees. Options granted to its officers and employees generally vest over four years and expire seven years from the date of grant. The Company expects to continue to issue stock options to new employees as they are hired, as well as to current employees as incentives from time to time.

The Company issues new shares to satisfy stock option exercises under the plans.

At September 30, 2011, there were stock options available for grant under the following plan:

	Approved by Shareholders	Options available for grant as of September 30, 2011
Consolidated Equity Incentive Plan	March 2010	1,801,150

For the year ended September 30, 2011, the activity relating to stock option issuances under the stock option plans is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Stock Options Outstanding October 1, 2008	6,689,508	$6.14
Granted	1,719,433	3.54
Exercised	(609,349)	2.05
Forfeited	(964,294)	7.75
Stock Options Outstanding October 1, 2009	6,835,298	5.63
Granted	1,238,800	4.10
Exercised	(401,745)	2.52
Forfeited	(1,617,968)	6.05
Stock Options Outstanding October 1, 2010	6,054,385	5.54
Granted	566,700	4.64
Exercised	(1,036,440)	3.80
Forfeited	(805,144)	7.93
Stock Options Outstanding September 30, 2011	4,779,501	5.22

Stock Options Exercisable September 30, 2010	3,724,591	$6.72	3.70	$0.7
Stock Options Exercisable September 30, 2011	2,713,279	$6.11	3.94	$1.0

For the years ended September 30, 2011, 2010 and 2009, other information pertaining to stock options was as follows:

	2011	2010	2009
Weighted-average per share grant-date fair value of stock options granted	$2.36	$2.14	$1.81
Total intrinsic value of options exercised (in millions)	1.0	0.8	0.8
Total grant-date fair value of stock options vested during the year (in millions)	2.00	1.6	2.1

A summary of the status of the Company’s nonvested options as of September 30, 2011 and changes during the year then ended is as follows:

Nonvested Options	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at October 1, 2010	2,329,794	$2.70
Granted	566,700	2.36
Vested	(562,561)	3.61
Forfeited	(267,711)	4.27
Nonvested at September 30, 2011	2,066,222	2.56

Cash received from option exercise under all share-based payment arrangements for the years ended September 30, 2011, 2010 and 2009 was $3.9 million, $1.6 million and $1.3 million. For the years ended September 30, 2011, 2010 and 2009, the Company recorded net reductions of $0, $621,000 and $83,000, respectively, of its federal and state income tax liability, with an offsetting credit to additional paid-in capital resulting from the tax benefits of stock options.

As of September 30, 2011, there was $4.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.49 years. This estimate is subject to change based upon a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, cancellations and the issuance of new options.

Employee Benefit Plans

The Company has established a employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan provides for the employees to make tax-deferred deposits into the plan up to the maximum of $22,000 for 2011. The Company has historically matched employees’ contributions the 401(k) Plan equal to 50% of the first 4% of compensation contributed by employees to the 401(k) Plan. Such Company contributions amounted to $357,000, $336,000, and $688,000 for the years ended September 30, 2011, 2010, and 2009, respectively.

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

Alabama Litigation. The Company, along with other major manufacturers, is involved in five lawsuits, as further described below, related to its former charity bingo operations in the state of Alabama. While the Company continues to believe that these lawsuits are no longer material from a pure damages perspective, a finding in any of these cases that electronic charity bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences to the Company in other jurisdictions.

Four of the lawsuits are pending in federal court and were filed on behalf of individuals who claim to be patrons of either White Hall Entertainment Center in Lowndes County, Alabama or VictoryLand in Shorter, Alabama, and include several claims related to the alleged illegality of electronic charity bingo in Alabama. The fifth lawsuit is a civil forfeiture action brought by the State of Alabama that arose out of the seizure of equipment at White Hall Entertainment Center in Lowndes County, Alabama. The

Company intervened in the forfeiture action, because it has an interest in certain seized property. A court-ordered mediation in the forfeiture action is presently set for November 22, 2011, which mediation could result in the Company's dismissal from the case. There are, however, no assurances of a settlement or the Company's dismissal. An unfavorable result in the forfeiture action could have adverse regulatory consequences to the Company in other jurisdictions.

Ethel Adell, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on February 16, 2010, in federal court on behalf of over 800 plaintiffs against the Company and others. The plaintiffs, who claim to have been patrons of VictoryLand, sought damages based on Ala. Code, Sec 8-1-150(A), the Alabama Deceptive Trade Practices Act, and the Racketeer Influenced and Corruption Organizations Act 18 U.S.C. sec 1961(1) (“RICO”). On April 28, 2010, the Company filed a motion to dismiss the entire complaint pursuant to Rules 12(b)(2), (5) and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against the Company upon which relief could be granted. On March 31, 2011, the court entered an order dismissing the RICO claim and the Alabama Deceptive Trade Practices Act claim but declined to dismiss the 8-1-150(A) claim at this stage of the litigation. On April 28, 2011, the Company filed an answer and affirmative defenses to the complaint. The parties proposed to the court a phased scheduling order that allows for an initial phase involving discovery related only to gathering and analysis of electronic data from player tracking and accounting systems at VictoryLand during the relevant time frame. The court adopted and entered the proposed scheduling order on June 23, 2011. The parties currently are engaged in written discovery and will be scheduling depositions in the coming weeks. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

Walter Bussey, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010, in federal court against the Company and others. The plaintiffs, who claim to have been patrons of VictoryLand, originally sought damages based on both Ala. Code, Sec 8-1-150(A) and RICO, and have requested that the court certify the action as a class action. On April 28, 2010, the Company filed a motion to dismiss the entire complaint pursuant to Rules 12(b)(2), (5) and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against the Company upon which relief could be granted. After the Company filed its motion to dismiss, the plaintiffs voluntarily dismissed their RICO claim, leaving only a claim for recovery of gambling losses under Ala. Code Sec. 8-1-150(A). On March 31, 2011, the court entered an order declining to dismiss the 8-1-150(A) claim at this stage of the litigation. The court noted, however, that “each Plaintiff has the burden of proving a wager between he or she and each Defendant.” On April 28, 2011, the Company filed an answer and affirmative defenses to the complaint. Like in Adell, the parties proposed to the court a phased scheduling order that allows for an initial phase involving discovery related only to gathering and analysis of electronic data from player tracking and accounting systems at VictoryLand during the relevant time frame. The court adopted and entered the proposed scheduling order on July 28, 2011. The defendants currently are assessing the availability of electronic data. The parties currently are engaged in written discovery. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

Ozetta Hardy v. Whitehall Gaming Center, LLC, et al., a civil action, was filed against Whitehall Gaming Center, LLC (an entity that does not exist), Cornerstone Community Outreach, Inc., and Freedom Trail Ventures, Ltd., in the Circuit Court of Lowndes County, Alabama. On June 3, 2010, Plaintiffs filed an amended complaint adding the Company and other manufacturers. The plaintiffs, who claim to have been patrons of White Hall, seek recovery of gambling losses based on Ala. Code, Sec 8-1-150(A) and have requested that the court certify the action as a class action. On July 2, 2010, the defendants removed the case to federal court. On July 9, 2010, the Company filed a motion to dismiss the complaint pursuant to Rules 12(b)(2), (5) and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against the Company upon which relief could be granted. On September 7, 2010, the court, without opinion, denied the Company's motion to dismiss. The court then entered a scheduling order that bifurcates the case to allow for resolution of class certification issues before consideration of the merits. Following several months of discovery on the class certification issues, on March 15, 2011, the plaintiffs filed a motion for class certification. On April 15, 2011, the Company filed an opposition to the plaintiffs' motion for class certification. The plaintiffs then filed a reply, and the Company filed a sur-reply arguing that the plaintiffs misstated the burden of proof in their reply. The court has not ruled on the plaintiffs' motion for class certification. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

Lafayette Adams, et al. v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on October 6, 2010, in the Circuit Court of Macon County, Alabama, on behalf of hundreds of plaintiffs against Macon County Greyhound Park, Inc. d/b/a VictoryLand. On January 25, 2011, the plaintiffs filed an amended complaint adding the Company and other manufacturers. The plaintiffs, who claim to have been patrons of VictoryLand, seek recovery of gambling losses based on Ala. Code, Sec 8-1-150(A).
On February 22, 2011, the case was removed to federal court and is now pending in federal court. The plaintiffs filed a motion to remand the case back to state court. On March 8, 2011, the Company filed a motion to dismiss the complaint based, in part, on the grounds that the plaintiffs failed to state a claim against the Company upon which relief could be granted. On April 18, 2011, the plaintiffs filed a response to the Company's motion to dismiss. On the same day, the Company and two other defendants filed oppositions to the plaintiffs' motion to remand the case to state court. On November 3, 2011, the court entered an order denying the plaintiffs' motion to remand. On November 10, 2011, the court entered an order denying the Company's motion, at this stage of the case, to dismiss the complaint. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

State of Alabama v. Chad Dickie, et al., a civil forfeiture action, was filed by the State of Alabama against certain property seized in connection with the March 19, 2009 raid of White Hall Entertainment Center in Lowndes County, including certain of the Company's property. The case was filed in the Circuit Court of Lowndes County on April 21, 2009. On October 15, 2010, the Company, along with other manufacturers, filed a motion to intervene in the action in order to defend against contentions that its property was used in the operation of illegal gambling activity. On October 21, 2010, the court entered an order granting the Company's motion to intervene. The court recently ordered mediation following a status conference with the parties. The mediation is presently set for November 22, 2011, which mediation could result in the Company's dismissal from the case. There are, however, no assurances of a settlement or the Company's dismissal. An unfavorable result in the case could have adverse regulatory consequences to the Company in other jurisdictions. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.

Mexico Income Tax Audit

The Company's Mexican subsidiary, Multimedia Games de Mexico 1, S. de R.L. de C.V., or Multimedia Games de Mexico, has been under audit by the Mexico taxing authorities for the periods ended December 31, 2006 and 2007. On November 19, 2010, the Company filed before the taxing authorities an administrative appeal against the resolutions set forth by the taxing authorities in ruling number 500-74-02-04-03-2010-9403, which assessed an income and value added tax deficiency to Multimedia Games de Mexico for the 2007 tax year. On appeal, the Mexican tax authorities reduced the total amount assessed to approximately $2.4 million a significant reduction from the previous assessment of approximately $14.1 million. However, management continues to believe that the Company has a reasonable defense against this assessment and expects the ultimate assessment to range from $0 to $2.4 million. Management cannot reasonably estimate the amount at this time, however, management continues to believe that a loss is not probable and thus has not recorded a reserve for this matter, although it is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flow.

Off Balance Sheet Arrangements

As of September 30, 2011, the Company had no off balance sheet arrangements.

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

16. Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which at times may exceed the federal depository insurance limits. At September 30, 2011, the Company had concentrations of cash in one bank totaling approximately $43.8 million. The Company reviews the credit worthiness of all of the financial institutions it does business with and has not experienced any losses on such accounts in the past.

Accounts receivable represent short-term credit granted to customers for which collateral is generally not required. As of September 30, 2011 and 2010, approximately 81% and 97%, respectively, of the Company’s accounts receivable were from Native American tribes or their gaming enterprises.

In addition, a large percentage of these tribes have their reservations and gaming operations in the state of Oklahoma.  Despite the industry and geographic concentrations related to the Company’s customers, due to the historical experience of the Company on receivable collections, management considers credit risk to be minimal with respect to accounts receivable. At September 30, 2011 and 2010, the following concentrations existed in the Company’s accounts receivable, as a percentage of total accounts receivable:

	September 30,
	2011	2010
Customer A	13%	34%
Customer B	12%	—%

For the years ended September 30, 2011, 2010 and 2008, the following customers accounted for more than 10% of the Company’s total revenues:

	September 30,
	2011	2010	2009
Customer A	41%	44%	42%

Approximately 55%, 57% and 62% of the Company’s total revenues for the years ended September 30, 2011, 2010 and  2009, respectively, were from tribes located in Oklahoma.

While the Company believes that its relationships with all of its customers are good, the loss of any of these customers would have a material and adverse effect upon its financial condition and results of operations and cash flows.

Notes receivable consist of financial instruments issued by customers for the purchase of player terminals and licenses, and amounts generated from reimbursable amounts advanced under development agreements, generally at prevailing interest rates at the time of issuance. All of the Company’s notes receivable are from Native American tribes or their gaming enterprises. At September 30, 2011 and 2010 one customer represented approximately 92% of the notes receivable balance.
17. Related Party Transactions

The following transaction was reviewed and approved by the Company's Audit Committee and Compliance Committee: one of the Company's subsidiaries entered into a no-obligation trial period under an Equipment Lease/Purchase Agreement and Software License, or the Purchase Agreement, with Pinnacle Entertainment, Inc., or Pinnacle, while the Company's former director, Anthony Sanfillippo, was a director of the Company and also served as a director and the President and Chief Executive Officer of Pinnacle.  The Purchase Agreement converted from operating under a no-obligation trial period under the Purchase Agreement to a lease at one of the facilities prior to Mr. Sanfilippo leaving the Company.  The other facility did not begin converting from a no-obligation trial period under the Purchase Agreement to a sale until after Mr. Sanfilippo ceased to be a director of the Company.  The total amount of revenue from Pinnacle in 2011 was $455,000.

18.  Supplemental Consolidated Quarterly Financial Data (Unaudited)

	Quarters Ended
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
	(In thousands, except per-share amounts)
Total revenues	28,607	30,126	33,399	35,723
Operating income (loss)	(1,143)	1,360	2,604	3,333
Income (loss) before taxes	(1,274)	1,866	2,590	3,197
Net income (loss)	(1,374)	1,180	2,768	3,103
Diluted earnings (loss) per share	(0.05)	0.04	0.10	0.11
Weighted average common shares outstanding, diluted	27,649	28,339	27,813	27,088

	Quarters Ended
	December 31, 2009	March 31, 2010	June 30, 2010	September 30, 2010
	(In thousands, except per-share amounts)
Total revenues	$26,265	$32,138	$29,076	$30,457
Operating income (loss)	(4,420)	(2,656)	(2,021)	(1,523)
Income (loss) before taxes	(4,627)	(2,818)	(2,252)	(2,067)
Net income (loss)	(4,129)	(5,597)	360	11,995
Diluted earnings (loss) per share	(0.15)	(0.20)	0.01	0.43
Weighted average common shares outstanding, diluted	27,242	27,341	27,962	27,975

The Company recorded an income tax benefit of $14.4 million for 2010, in part, upon identifying that certain intangible assets were being depreciated for tax purposes over a longer period than required by IRS guidelines. As a result, the Company elected under certain automatic procedures to make a method change to reduced the lives of the assets from 15 years to the appropriate life (generally 4 to 7 years) for tax purposes. As a result of this method change, the Company recorded a cumulative catch up adjustment for tax depreciation, which resulted in a significant tax loss for the year ended September 30, 2010. Correspondingly, the valuation allowance, previously recorded on deferred tax assets , decreased by approximately $10.3 million, which was primarily related to the depreciation method change as well as results of operations. See Note 12 - Income Taxes. The Company recorded the tax benefits in the periods in which the financial analysis was complete and final determination was made, therefore believes that transactions are recorded in the appropriate quarterly fiscal quarter of 2011.

19.      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued, and determined that no events, other than those disclosed within the footnotes hereto, have occurred subsequent to September 30, 2011 that warrant additional disclosure or accounting considerations.

MULTIMEDIA GAMES, INC.

Schedule II – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Balance at Beginning of Period	(Recoveries)/ Additions	Deductions	Balance at End of Period
	(In thousands)
Year Ended September 30, 2011	$614	$(156)	$58	$400
Year Ended September 30, 2010 (1)	$3,676	$2,914	$5,976	$614
Year Ended September 30, 2009	$1,209	$2,661	$194	$3,676

(1) Additions and deductions include $2.7 million in notes receivable charges related to Alabama charitable bingo market.

Valuation Allowance on Deferred Tax Assets

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(In thousands)
Year Ended September 30, 2011	$14,752	$—	$2,101	$12,651
Year Ended September 30, 2010	$25,037	$—	$10,285	$14,752
Year Ended September 30, 2009	$—	$25,037	$—	$25,037

Value Added Tax Allowance

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(In thousands)
Year Ended September 30, 2011 (1)	$880	$—	$63	$817
Year Ended September 30, 2010	—	880	—	880

(1) Deductions in 2011 were due to foreign currency changes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 17, 2011	Multimedia Games Holding Company, Inc.

		By:	/s/ Adam D. Chibib
Adam D. Chibib
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PATRICK J. RAMSEY	Chief Executive Officer and Director	November 17, 2011
Patrick J. Ramsey	(Principal Executive Officer)

/s/ ADAM D. CHIBIB	(Principal Financial Officer and Principal Accounting Officer)	November 17, 2011
Adam D. Chibib

/s/ STEPHEN J. GREATHOUSE	Chairman of the Board and Director	November 17, 2011
Stephen J. Greathouse

/s/ NEIL E. JENKINS	Director	November 17, 2011
Neil E. Jenkins

/s/ MICHAEL J. MAPLES	Director	November 17, 2011
Michael J. Maples

/s/ JUSTIN A. ORLANDO	Director	November 17, 2011
Justin A. Orlando

/s/ ROBERT D. REPASS	Director	November 17, 2011
Robert D. Repass

/s/ TIMOTHY S. STANLEY	Director	November 17, 2011
Timothy S. Stanley

EXHIBIT INDEX

Incorporated by reference herein
EXHIBIT NO.	DESCRIPTION	FORM	DATE
3.1	Amended and Restated Articles of Incorporation	Quarterly Report on Form 10-QSB	May 15, 1997
3.2	Amendment to Articles of Incorporation	Quarterly Report on Form 10-Q	February 17, 2004
3.3	Amendment to Articles of Incorporation	Current Report on Form 8-K	April 5, 2011
3.4	Fifth Amended and Restated Bylaws	Current Report on Form 8-K	March 23, 2011
10.1	Consolidated Equity Incentive Plan	Current Report on Form 8-K	March 26, 2010
10.2†	1996 Stock Incentive Plan, as Amended	Annual Report on Form 10-KSB	December 30,1996
10.3†	2000 Stock Option Plan	Registration Statement on Form S-8	December 1, 2000
10.4†	2001 Stock Option Plan	Registration Statement on Form S-8	October 18, 2002
10.5†	2002 Stock Option Plan	Quarterly Report on Form 10-Q	May 15, 2003
10.6†	2003 Outside Director Stock Option Plan	Form DEF14A	January 6, 2004
10.7†	Ad Hoc Option Plan	Registration Statement on Form S-8	October 18, 2002
10.8†	2008 Employment Inducement Award Plan	Annual Report on Form 10-K	December 15, 2008
10.9†	Form of Indemnification Agreement	Current Report on Form 8-K	June 4, 2008
10.10†	Amended and Restated Executive Employment Agreement, dated as of September 19, 2010, by and between the Company and Patrick Ramsey	Current Report on Form 8-K	September 20, 2010
10.11†	Amended and Restated Employment Agreement, dated as of October 31, 2010, between the Company and Adam Chibib	Current Report on Form 8-K	November 2, 2010
10.12†	Retention Agreement with Adam Chibib, dated October 5, 2010	Current Report on Form 8-K	October 5, 2010
10.13†	Employment Agreement, dated as of September 30, 2011, between the Company and Jerome R. Smith	Current Report on Form 8-K	October 3, 2011
10.14†	Employment Agreement, dated as of August 16, 2008, between the Company and Uri L. Clinton	Annual Report on Form 10-K	December 14, 2009
10.15†	First Amendment to Executive Employment Agreement, dated as of December 31, 2008, between the Company and Uri L. Clinton	Quarterly Report on Form 10-Q	February 9, 2009
10.16†	Second Amendment to Executive Employment Agreement, dated as of December 30, 2010, between the Company and Uri L. Clinton	Current Report on Form 8-K	January 5, 2011
10.17†	Retention Agreement with Uri L. Clinton, dated October 5, 2010	Current Report on Form 8-K	October 7, 2010
10.18†	Employment Agreement, dated as of January 12, 2009, between the Company and Mick Roemer	Quarterly Report on Form 10-Q	May 8, 2009
10.19†	First Amendment to Executive Employment Agreement, dated as of December 30, 2010, between the Company and Mick D. Roemer	Current Report on Form 8-K	January 5, 2011
10.20†	Retention Agreement with Mick D. Roemer, dated October 5, 2010	Current Report on Form 8-K	October 7, 2010
10.21†*	Amended and Restated Employment Agreement, dated as of October 31, 2010, between the Company and Joaquin J. Aviles

Incorporated by reference herein
EXHIBIT NO.	DESCRIPTION	FORM	DATE
10.22†	Retention Agreement with Joaquin J. Aviles, dated October 5, 2010	Current Report on Form 8-K	October 7, 2010
10.23
Amended and Restated Credit Agreement by and among Multimedia Games, Inc., MGAM Systems, Inc., Comerica Bank, in its capacity as administrative agent and lead arranger, and Wells Fargo Bank, N.A., as syndication agent, dated as of August 3, 2011
		Current Report on Form 8-K	August 3, 2011
10.24	Amended and Restated Guaranty by MegaBingo International, LLC, Multimedia Games Holding Company, Inc., and MGAM Technologies, LLC, dated as of August 3, 2011	Current Report on Form 8-K	August 3, 2011
10.25	Amended and Restated Security Agreement by and among Multimedia Games, Inc., MGAM Systems, Inc., and Comerica Bank, dated as of August 3, 2011	Current Report on Form 8-K	August 3, 2011
10.26	Revolving Credit Agreement, dated as of April 27, 2007, by and among MegaBingo, Inc. and MGAM Systems, Inc. and those Banks listed therein with Comerica Bank, as Agent	Current Report on Form 8-K	May 3, 2007
10.27	Letter Agreement, dated as of June 6, 2007, from MegaBingo, Inc. and MGAM Systems, Inc.	Current Report on Form 8-K	June 8, 2007
10.28	Amendment to Credit Agreement, dated as of October 26, 2007, by and among MGAM Systems, Inc., Megabingo, Inc., Comerica Bank, CIT Lending Services Corporation and the Banks party to Credit Agreement	Current Report on Form 8-K	November 1, 2007
10.29	Second Amendment to Credit Agreement, dated as of December 20, 2007, by and among MGAM Systems, Inc., Megabingo, Inc. and Comerica Bank	Current Report on Form 8-K	December 27, 2007
10.30	Third Amendment to Credit Agreement, dated as of July 22, 2009, by and among MGAM Systems, Inc., Megabingo, Inc. and Comerica Bank	Current Report on Form 8-K/A	September 29, 2009
10.31	Fourth Amendment to Credit Agreement, dated April 6, 2010, by and among MGAM Systems, Inc., Megabingo, Inc. and Comerica Bank	Current Report on Form 8-K	April 7, 2010
21.1 *	Subsidiaries of registrant
23.1 *	Consent of BDO USA, LLP
31.1 *	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Taxonomy Extension Schema Document**
101.CAL*	XBRL Taxonomy Calculation Linkbase Document**

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document**

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
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