Form 10-Q
period 2011-12-31
MULTIMEDIA GAMES HOLDING COMPANY, INC.
filed 2012-02-01
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011
OR

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

As of January 26, 2012, there were 27,099,562 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2011 and September 30, 2011
(In thousands, except shares)
(Unaudited)

	December 31, 2011	September 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$53,745	$46,710
Accounts receivable, net of allowance for doubtful accounts of $473 and $400, respectively	15,360	16,004
Inventory	8,968	7,291
Prepaid expenses and other	3,936	5,300
Current portion of notes receivable, net	14,397	14,280
Federal and state income tax receivable	1,204	142
Total current assets	97,610	89,727
Property and equipment and leased gaming equipment, net	46,313	47,399
Long-term portion of notes receivable, net	7,885	10,449
Intangible assets, net	27,006	28,395
Value added tax receivable, net of allowance of $787 and $817, respectively	2,878	2,787
Other assets	2,398	2,471
Total assets	$184,090	$181,228
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,700	$3,700
Accounts payable and accrued liabilities	22,170	25,855
Deferred revenue	1,518	1,131
Total current liabilities	27,388	30,686
Long-term debt, less current portion	32,375	33,300
Other long-term liabilities	657	679
Deferred revenue, less current portion	369	661
Total liabilities	60,789	65,326
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 35,210,640 and 34,559,522 shares issued, and 27,090,362 and 26,832,065 shares outstanding, respectively	352	346
Additional paid-in capital	98,709	95,063
Treasury stock, 8,120,278 and 7,727,457 common shares at cost, respectively	(62,048)	(60,164)
Retained earnings	86,891	81,109
Accumulated other comprehensive loss, net	(603)	(452)
Total stockholders’ equity	123,301	115,902
Total liabilities and stockholders’ equity	$184,090	$181,228

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME (LOSS)
For the Three Months Ended December 31, 2011 and 2010
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 31,
	2011	2010
REVENUES:
Gaming operations	$24,901	$21,995
Gaming equipment and system sales	9,593	6,085
Other	301	527
Total revenues	34,795	28,607
OPERATING COSTS AND EXPENSES:
Cost of gaming operations revenue(1)	2,015	1,938
Cost of equipment and system sales	4,158	3,248
Selling, general and administrative expenses	11,503	11,380
Research and development	3,634	3,196
Amortization and depreciation	9,690	9,988
Total operating costs and expenses	31,000	29,750
Operating income (loss)	3,795	(1,143)
OTHER INCOME (EXPENSE):
Interest income	453	793
Interest expense	(372)	(835)
Other Income (expense)	919	(89)
Income (loss) before income taxes	4,795	(1,274)
Income tax benefit (expense)	987	(100)
Net income (loss)	$5,782	$(1,374)

Basic income (loss) per common share	$0.21	$(0.05)
Diluted income (loss) per common share	$0.21	$(0.05)

Other comprehensive income:
Foreign Currency translation adjustments	(151)	289
Comprehensive income (loss)	$5,631	$(1,085)

Shares used in net income (loss) per common share:
Basic	27,266	27,649
Diluted	28,109	27,649
________________________________

(1)
Cost of gaming operations revenue exclude depreciation and amortization of gaming equipment, content license rights and other depreciable assets, which are included separately in the amortization and depreciation line item.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2011 and 2010
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,782	$(1,374)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and depreciation	9,690	9,988
Accretion of contract rights	1,896	1,740
Share-based compensation	554	489
Other non-cash items	447	41
Interest income from imputed interest	(418)	(686)
Changes in operating assets and liabilities	(4,028)	2,575
NET CASH PROVIDED BY OPERATING ACTIVITIES	13,923	12,773

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(9,189)	(9,264)
Transfer of leased gaming equipment to inventory	1,177	122
Acquisition of intangible assets	(1,404)	(789)
Repayments under development agreements	2,361	3,542
NET CASH USED IN INVESTING ACTIVITIES	(7,055)	(6,389)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,098	575
Principal payments of long term debt	(925)	(187)
Purchase of treasury stock	(1,884)	(2,030)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	289	(1,642)

EFFECT OF EXCHANGE RATES ON CASH	(122)	(338)
Net increase in cash and cash equivalents	7,035	4,404
Cash and cash equivalents, beginning of period	46,710	21,792
Cash and cash equivalents, end of period	53,745	26,196

SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$316	$750
Income tax paid	$91	$17
NON-CASH TRANSACTIONS:
Change in contract rights resulting from imputed interest on development agreement notes receivable	$142	$66

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
The Company's standalone gaming machines are primarily sold and placed in Class III settings while its central determinant and server-based centrally-linked products and systems are primarily sold and placed in Class II, video lottery terminal and electronic bingo settings. The Company uses the term Class III to refer to traditional slot machines that are placed or sold in commercial jurisdictions as well as compact games located in various tribal gaming jurisdictions. The Class II market is associated with Native American gaming in the United States. Class II gaming is generally understood as the game of chance commonly known as bingo (whether or not electronic, computer, or other technological aids are used in connection therewith).

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

Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes contained within the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The unaudited condensed consolidated financial statements included herein as of December 31, 2011, and for each of the three month periods ended December 31, 2011 and 2010, have been prepared by the Company pursuant to accounting principles generally accepted in the United States ("U.S. GAAP"), and the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the period ended December 31, 2011 are not necessarily indicative of the results which will be realized for the year ending September 30, 2012. References to specific U.S. GAAP within this report cite topics within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). We have evaluated all subsequent events through the date that the condensed consolidated financial statements were issued.  The condensed consolidated balance sheet as of September 30, 2011 was derived from the audited consolidated financial statements at that date.

The Company currently operates in one business segment. The Company’s financial statements include the accounts of Multimedia Games Holding Company, Inc. and its wholly-owned subsidiaries: Multimedia Games, Inc., MGAM Systems, Inc., MegaBingo International, LLC, Multimedia Games de Mexico 1, S. de R.L. de C.V., and Servicios de Wild Basin S. de R.L. de C.V. Intercompany balances and transactions have been eliminated.

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

The majority of the Company’s gaming revenue is generated under lease participation arrangements where the Company provides its customers with player terminals, player terminal-content licenses and back-office equipment, collectively referred to as gaming equipment. Under these arrangements, the Company retains ownership of the gaming equipment installed at customer facilities, and the Company receives revenue based on a percentage of the net win per day generated by the gaming equipment or a fixed daily fee based on the number of player terminals installed at the facility. Revenue from lease participation or daily fee arrangements are considered both realizable and earned at the end of each gaming day.

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

The majority of the Company’s multiple element sales contracts are for some combination of gaming equipment, player terminals, content, system software, license fees and maintenance. ASU No. 2009-13 states that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet both of the following criteria:

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

ASU No 2009-13 requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (i.e., the relative selling price method). When applying the relative selling price method, a hierarchy is used for estimating the selling price based first on Vendor-Specific Objective Evidence, or VSOE, then Third-Party Evidence, or TPE, and finally management's Estimate of the Selling Price, or ESP.

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

Management reviews long-lived asset classes for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. During the three month periods ended December 31, 2011 and 2010, in the ordinary course of business activities or upon reviewing the nature of the assets, the Company charged operations by recording reserves or writing off $164,000 and $33,000, respectively, of property and equipment and leased gaming equipment.

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

Other Assets
Other assets consist of restricted cash, long-term pre-paids and refundable deposits. At December 31, 2011 and September 30, 2011, the restricted cash balances were $657,000 and $679,000, respectively, representing the fair value of investments held by the Company's prize fulfillment firm related to outstanding MegaBingo® jackpot prizes.

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

Other Long-Term Liabilities
Other long-term liabilities include investments held at fair value by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities.  These annuities were $657,000 and $679,000 as of December 31, 2011 and September 30, 2011, respectively.

Other Income (Expense)
Other income was $919,000 for the three month periods ended December 31, 2011, and other expense of $89,000 for the three month periods ended December 31, 2010. Other income in the current period primarily resulted from a gain on the exchange of used equipment with our third party equipment suppliers, and the prior period expense resulted from foreign currency transactions primarily related to our Mexico operations.

Research and Development Costs
We conduct research and development activities primarily to develop new gaming systems, gaming engines, casino data management systems, casino central monitoring systems, video lottery outcome determination systems, gaming platforms and gaming content and to add enhancements to our existing product lines. We believe our ability to deliver differentiated, appealing products and services to the marketplace is based in our research and development investments and we expect to continue to make such investments in the future. These research and development costs consist primarily of salaries and benefits, consulting fees and an allocation of corporate facilities costs related to these activities. Once the technological feasibility of a project has been established, it is transferred from research to development, and capitalization of development costs begins until the product is available for general release. Research and development costs for the three-month periods ended December 31, 2011 and 2010 were $3.6 million and $3.2 million, respectively.

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

Costs of Computer Software
Software development costs have been accounted for in accordance with ASC Topic 985, “Software.”  Under ASC Topic 985, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized software development costs of approximately $1.3 million and $752,000 during the three month periods ended December 31, 2011 and 2010, respectively. Software development costs primarily consist of personnel costs and gaming lab testing fees. The Company begins to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, not to exceed five years. Amortization of software development costs is included in amortization and depreciation in the accompanying condensed consolidated statements of operations.

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

The Company granted to certain of its employees the option to purchase, in the aggregate, 1,115,700 shares of the Company's common stock during the three months ended December 31, 2011 at an average fair value per share price of $6.86. Total pretax share-based compensation for the three periods ended December 31, 2011 and 2010 were $554,000 and $489,000, respectively.  In the three month periods ended December 31, 2011 and 2010, the Company did not recognize an income tax benefit for stock-based compensation arrangements as we determined that it is more likely than not that we will not be able to realize the benefit of deferred tax assets in the foreseeable future. As of December 31, 2011, $7.0 million of unamortized stock compensation expense, including estimated forfeitures, remained, which will be recognized over the vesting periods of the various stock option grants.

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

Recent Accounting Pronouncements Issued
In April 2010, the FASB issued new accounting guidance related to accruals for casino jackpot liabilities. Specifically, the guidance clarifies that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The new guidance is effective for fiscal years beginning on or after December 15, 2010. The new guidance will be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company adopted the guidance as of October 1, 2011 and it did not have a material impact on its consolidated results of operations, financial position or cash flows.

In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-02, "Receivables (Topic 310) - A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring" (ASU 2011-02). The guidance clarifies whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring is a troubled debt restructuring. The new guidance is effective for interim or annual periods beginning after June 15, 2011. The Company adopted the guidance as of October 1, 2011 and it did not have a material impact on its consolidated results of operations, financial position and cash flows.

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, "Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" (ASU 2011-04). The guidance improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The new guidance is effective for interim or annual periods beginning after December 15, 2011. The Company adopted the guidance as of October 1, 2011 and it did not have a material impact on its consolidated results of operations, financial position and cash flows.

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income" (ASU 2011-05). The guidance improves the comparability, consistency and transparency of financial reporting and increases the prominence of items reported in comprehensive income, while facilitating the convergence of U.S. GAAP and IFRS. The guidance eliminates the option to present components of other comprehensive income as part of the statement of stockholders' equity, and instead requires a single continuous statement of comprehensive income as part of the statement of operations or a separate, but continuous, statement of other comprehensive income. The new guidance is effective for interim or annual periods beginning after December 15, 2011. The Company adopted the guidance as of October 1, 2011 and it did not have a material impact on its consolidated results of operations, financial position or cash flows, other than the presentation thereof.

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

On January 18, 2012 the Company announced that it had extended 1,709 unit placements, or 85% of the 2,009 units currently installed on a revenue sharing basis at WinStar World Casino and Riverwind Casino operated by the Chickasaw Nation in Oklahoma, for an additional 3.5 years subsequent to the respective future end dates of the original unit placement agreements which occur in the second half of Fiscal 2013.  In consideration of the long-term unit placement extensions, Multimedia Games paid unit placement fees of $13.2 million to the Chickasaw Nation.  The Company also agreed to reduce its revenue share percentage on approximately 1,000 units at WinStar World Casino with two annual pricing adjustments on July 16, 2013 and August 1, 2014, bringing the revenue share percentage on these units in line with the Company's other units deployed within the Nation's gaming facilities.

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstances during the three month periods ended December 31, 2011 and 2010, which required an impairment charge to the carrying value of intangible assets recorded in connection with development agreements.

The following net amounts related to advances made under development and placement fee agreements and were recorded in the following balance sheet captions:

	December 31, 2011	September 30, 2011
Included in:	(In thousands)
Notes receivable, net	$20,603	$22,689
Intangible assets – contract rights, net of accumulated amortization	$20,943	$22,697

4.      INVENTORY

Inventory consisted of the following (in thousands):

	December 31, 2011	September 30, 2011
Raw materials and component parts, net	$3,636	$4,971
Work in progress	2,954	705
Finished goods	2,378	1,615
Total Inventory	$8,968	$7,291

5.      PROPERTY AND EQUIPMENT AND LEASED GAMING EQUIPMENT

The Company’s property and equipment and leased gaming equipment consisted of the following (in thousands):

	December 31, 2011			September 30, 2011
	Cost	Accum. Depr.	Net Book Value	Cost	Accum. Depr.	Net Book Value
Rental pool – deployed	$163,028	$(125,042)	$37,986	$167,021	$(128,965)	$38,056
Rental pool – undeployed (1)	55,861	(50,935)	4,926	77,505	(71,068)	6,437
Machinery and equipment	10,467	(9,330)	1,137	12,109	(11,041)	1,068
Computer software	7,459	(6,317)	1,142	7,078	(6,239)	839
Vehicles	2,214	(1,748)	466	2,215	(1,747)	468
Other	3,357	(2,701)	656	3,166	(2,635)	531
Total property and equipment and leased gaming equipment	$242,386	$(196,073)	$46,313	$269,094	$(221,695)	$47,399
______________________________________

(1)	Gaming equipment and third-party gaming content licenses begin depreciating when they are available for customer use.

In accordance with ASC Topic 360, “Property, Plant, and Equipment,” the Company (i) recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows; and (ii) measures an impairment loss as the difference between the carrying amount and fair value of the asset. During the three month period ended December 31, 2011 the Company did not experience a triggering event that would have caused an impairment analysis assessment.

During the three month periods ended December 31, 2011 and 2010, in the ordinary course of business activities or upon reviewing the nature of the assets, the Company sold, disposed or wrote off $1.6 million and $150,000, respectively of third-party gaming content licenses, Native American tribal gaming facilities and portable buildings, vehicles, deployed gaming equipment, or other equipment.

The rental pool includes leased gaming equipment placed under participation arrangements that are either at customer facilities(rental pool – deployed) or warehoused by the Company for future deployment (rental pool – undeployed).

6.      INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following (in thousands):

	December 31, 2011			September 30, 2011			Estimated Useful Lives
	Cost	Accum. Amort.	Net Book Value	Cost	Accum. Amort.	Net Book Value
Contract rights under development and placement fee agreements	$50,624	$(29,681)	$20,943	$50,483	$(27,785)	$22,698	4-7 years
Internally-developed gaming software	37,227	(31,890)	5,337	35,904	(30,970)	4,934	1-5 years
Patents and trademarks	6,983	(6,257)	726	6,920	(6,157)	763	1-5 years
Other	250	(250)	—	250	(250)	—	3-5 years
Total intangible assets, net	$95,084	$(68,078)	$27,006	$93,557	$(65,162)	$28,395

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements or placement fees. The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the accompanying condensed consolidated statements of operations.

Internally developed gaming software is accounted for under the provisions of ASC Topic 985 “Software” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally-developed games over a twelve month period, gaming engines over an eighteen month period, gaming systems over a three-year period and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the three month periods ended December 31, 2011 and 2010, amortization expense related to internally-developed gaming software was $920,000 and $778,000, respectively.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

7.      NOTES RECEIVABLE

The Company’s notes receivable consisted of the following:

	December 31, 2011	September 30, 2011
	(In thousands)
Notes receivable from development agreements	$22,011	$24,372
Less imputed interest discount reclassed to contract rights	(1,408)	(1,684)
Notes receivable from equipment sales and other	1,679	2,041
Notes receivable, net	22,282	24,729
Less current portion	(14,397)	(14,280)
Notes receivable – non-current	$7,885	$10,449

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.  Notes receivable from equipment sales consisted of financial instruments issued by customers for the purchase of player terminals and licenses, and bore interest at 2.61% as of December 31, 2011. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the fair market value of such equipment, if repossessed, may be less than the note receivable outstanding.

8.  VALUE ADDED TAX RECEIVABLE

The Company's value added tax (VAT) receivable is a receivable from the Mexican taxing authority primarily related to a value added tax levied on product shipments originating outside of Mexico.  At December 31, 2011 and September 30, 2011, the Company’s VAT receivable was $2.9 million and $2.8 million, respectively.  The majority of the VAT receivable relates to equipment shipments that occurred in 2006 and 2007.

The Company has received rulings from the Mexican taxing authority for 2006 and 2007 indicating that the Mexican taxing authority has challenged the registration of certain of the Company's transactions that have generated a VAT receivable of approximately $369,000, all of which has been fully reserved.  Although the Company has fully reserved this amount, it has formally contested these rulings, and continues to believe it has the necessary evidence for a reasonable defense. However, the final resolution of the contested balances remains uncertain and may adversely affect the carrying value of the receivable and may have an adverse affect on the Company's foreign income tax expense. See Note 13 of the Notes to Consolidated Financial Statements "Commitments and Contingencies."

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consisted of the following:

	December 31, 2011	September 30, 2011
	(In thousands)
Trade accounts payable	$7,401	$8,781
Accrued expenses	6,638	7,222
Accrued bonus and salaries	3,903	5,622
Marketing reserve	2,706	2,749
Other	1,522	1,481
Accounts payable and accrued liabilities	$22,170	$25,855

10.      CREDIT AGREEMENT, LONG-TERM DEBT AND CAPITAL LEASES

The Company’s Credit Agreement, long-term debt and capital leases consisted of the following:

	December 31, 2011	September 30, 2011
	(In thousands)
Term loan facility	$36,075	$37,000
Less: current portion of long-term debt	(3,700)	(3,700)
Long-term debt, less current portion	$32,375	$33,300

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

On August 3, 2011, the Company entered into an amended and restated credit agreement with Comerica Bank in its capacity as administrative agent and lead arranger and Wells Fargo Bank, N.A., as syndication agent (the "Amended Credit Agreement") to provide the Company a $74 million credit facility which replaced its previous credit facility in its entirety. The Amended Credit Agreement consists of three facilities; an approximately $20.6 million revolving credit facility, a $37 million term loan and an approximately $16.4 million draw-to term loan. The Amended Credit Agreement matures on August 3, 2016. The term loan is amortized on a straight line basis over a ten year period, payable in equal quarterly installments of $925,000. The revolving credit facility and the draw-to term loan provide the Company the ability to finance development and placement agreements, acquisitions, and working capital for general corporate purposes. Advances under the Amended Credit Agreement mature on August 3, 2016.

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

The Company obtained Level I pricing on December 5, 2012 upon delivering its financial statements for the year ended September 30, 2011.

The Amended Credit Agreement is collateralized by substantially all of the Company’s assets. The Company will be subject to two primary financial covenants; a total leverage ratio and a fixed charge coverage ratio. The total leverage ratio is calculated as total net funded debt to EBITDA(net income before interest expense, tax expense, depreciation and amortization expense, stock compensation expense and any extraordinary, unusual or non-cash non-recurring expenses up to $7.5 million for any trailing twelve month period). Total net funded debt is defined as total funded debt of the Company less cash in excess of $10.0 million. The Company will be required to maintain a total leverage ratio of 1.5 to 1.0.

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

As of December 31, 2011, the Company was in compliance with all loan covenants, the $36.1 million term loan bore interest at 3.28% and the Company had approximately $37.0 million available under the Amended Credit Agreement, subject to covenant restrictions.

11.    INCOME (LOSS) PER COMMON SHARE

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

	Three months ended
	December 31,
	2011	2010
Net income (loss) available to common shareholders (in thousands)	$5,782	$(1,374)
Weighted average common shares outstanding	27,265,844	27,649,184
Effect of dilutive securities:
Options	842,732	—
Weighted average common and potential shares outstanding	28,108,576	27,649,184
Basic income (loss) per share	$0.21	$(0.05)
Diluted income (loss) per share	$0.21	$(0.05)

In the three month period ended December 31, 2010, 6.4 million options to purchase shares of the Company's common stock were not included in the weighted average common and potential shares outstanding in the computation of dilutive earnings per share, due to the antidilutive effects of a net loss.

In the three month period ended December 31, 2011, options to purchase approximately 1.3 million shares of common stock, with exercise prices ranging from $4.56 to $18.71,were not included in the computation of dilutive income per share, due to their antidilutive effect.

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

12.    COMMON STOCK REPURCHASE PROGRAM

On December 3, 2010, the Company announced that its Board of Directors had authorized the repurchase of $15.0 million of its common stock over the next three year period. During the three month period ended December 31, 2011, the Company purchased 392,821 shares of its common stock for approximately $1.9 million at an average cost of $4.78 per share, exclusive of broker fees. From inception of the program through December 31, 2011, the Company has purchased approximately 2.2 million shares of its common stock for $11.9 million at an average cost of $5.36 per share, exclusive of broker fees. At December 31, 2011 approximately $3.1 million remained on the repurchase authorization. The share repurchase program is subject to a 10b5-1 plan, in which purchases may be made from time to time in the open market, subject to certain pricing parameters and the Company's Credit Agreement.

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

The Company is the subject of various pending and threatened claims in the ordinary course of business. The Company believes that any liability resulting from these various other claims will not have a material adverse effect on its results of operations, financial condition, or regulatory licenses or approvals; however, it is possible that extraordinary or unexpected legal fees could adversely impact our financial results during a particular fiscal period. During its ordinary course of business, the Company enters into obligations to defend, indemnify and/or hold harmless various customers, officers, directors, employees and other third parties. These contractual obligations could give rise to additional litigation costs and involvement in court proceedings.

Alabama Litigation. The Company is involved in five lawsuits, as further described below, related to its former charity bingo operations in the state of Alabama. While the Company continues to believe that these lawsuits are no longer material from a pure damages perspective, a finding in any of these cases that electronic charity bingo was illegal in Alabama during the pertinent time frame could potentially have material adverse regulatory consequences for the Company in other jurisdictions. Four of the lawsuits are pending in federal court and were filed on behalf of individuals who claim to be patrons of either White Hall Entertainment Center in Lowndes County, Alabama or VictoryLand in Shorter, Alabama, and include several claims related to the alleged illegality of electronic charity bingo in Alabama. The fifth lawsuit is a civil forfeiture action brought by the State of Alabama that arose out of the seizure of equipment at White Hall Entertainment Center in Lowndes County, Alabama, and in which we intervened.

Ethel Adell, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on February 16, 2010, in federal court on behalf of over 800 plaintiffs against the Company and others. The plaintiffs, who claim to have been patrons of VictoryLand, sought damages based on Ala. Code, Sec 8-1-150(A), the Alabama Deceptive Trade Practices Act, and the Racketeer Influenced and Corruption Organizations Act 18 U.S.C. sec 1961(1) (“RICO”). On April 28, 2010, the Company filed a motion to dismiss the entire complaint pursuant to Rules 12(b)(2), (5) and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against the Company upon which relief could be granted. On March 31, 2011, the court entered an order dismissing the RICO claim and the Alabama Deceptive Trade Practices Act claim but declined to dismiss the 8-1-150(A) claim at this stage of the litigation. On April 28, 2011, the Company filed an answer and affirmative defenses to the complaint. The parties proposed to the court a phased scheduling order that allows for an initial phase involving discovery related only to gathering and analysis of electronic data from player tracking and accounting systems at VictoryLand during the relevant time frame. The court adopted and entered the proposed scheduling order on June 23, 2011. The Company is currently engaged in written discovery and will be scheduling depositions . The Company, along with other gaming manufacturers, continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences to the Company in other jurisdictions.

Walter Bussey, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010, in federal court against the Company and others. The plaintiffs, who claim to have been patrons of VictoryLand, originally sought damages based on both Ala. Code, Sec 8-1-150(A) and RICO, and have requested that the court certify the action as a class action. On April 28, 2010, the Company filed a motion to dismiss the entire complaint pursuant to Rules 12(b)(2), (5) and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against the Company upon which relief could be granted. After the Company filed its motion to dismiss, the plaintiffs voluntarily dismissed their RICO claim, leaving only a claim for recovery of gambling losses under Ala. Code Sec. 8-1-150(A). On March 31, 2011, the court entered an order declining to dismiss the 8-1-150(A) claim at this stage of the litigation. The court noted, however, that “each Plaintiff has the burden of proving a wager between he or she and each Defendant.” On April 28, 2011, the Company filed an answer and affirmative defenses to the complaint. The parties proposed to the court a phased scheduling order that allows for an initial phase involving discovery related only to gathering and analysis of electronic data from player tracking and accounting systems at VictoryLand during the relevant time frame. The court adopted and entered the proposed scheduling order on July 28, 2011. The defendants currently are engaged in written discovery. The Company, along with other gaming manufacturers, continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences to the Company in other jurisdictions.

Ozetta Hardy v. Whitehall Gaming Center, LLC, et al., a civil action, was filed against Whitehall Gaming Center, LLC (an entity that does not exist), Cornerstone Community Outreach, Inc., and Freedom Trail Ventures, Ltd., in the Circuit Court of Lowndes County, Alabama. On June 3, 2010, plaintiffs filed an amended complaint adding the Company and other manufacturers. The plaintiffs, who claim to have been patrons of White Hall, seek recovery of gambling losses based on Ala. Code, Sec 8-1-150(A) and have requested that the court certify the action as a class action. On July 2, 2010, the defendants removed the case to federal court. On July 9, 2010, the Company filed a motion to dismiss the complaint pursuant to Rules 12(b)(2), (5) and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against the Company upon which relief could be granted. On September 7, 2010, the court, without opinion, denied the Company's motion to dismiss. The court then entered a scheduling order that bifurcates the case to allow for resolution of class certification issues before consideration of the merits. Following several months of discovery on the class certification issues, on March 15, 2011, the plaintiffs filed a motion for class certification. On April 15, 2011, the Company filed an opposition to the plaintiffs' motion for class certification. The plaintiffs then filed a reply, and the Company filed a sur-reply arguing that the plaintiffs misstated the burden of proof in their reply. Plaintiffs' motion for class certification has been fully briefed. The court has not ruled on the plaintiffs' motion for class certification. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome. A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences to the Company in other jurisdictions.

Lafayette Adams, et al. v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on October 6, 2010, in the Circuit Court of Macon County, Alabama, on behalf of hundreds of plaintiffs against Macon County Greyhound Park, Inc. d/b/a

VictoryLand. On January 25, 2011, the plaintiffs filed an amended complaint adding the Company and other manufacturers. The plaintiffs, who claim to have been patrons of VictoryLand, seek recovery of gambling losses based on Ala. Code, Sec 8-1-150(A). On February 22, 2011, the case was removed to federal court and is now pending in federal court. The plaintiffs filed a motion to remand the case back to state court. On March 8, 2011, the Company filed a motion to dismiss the complaint based, in part, on the grounds that the plaintiffs failed to state a claim against the Company upon which relief could be granted. On April 18, 2011, the plaintiffs filed a response to our motion to dismiss. On the same day, the Company and two other defendants filed oppositions to the plaintiffs' motion to remand the case to state court. On November 3, 2011, the court entered an order denying the plaintiffs' motion to remand. On November 10, 2011, the court entered an order denying the Company's motion, at this stage of the case, to dismiss the complaint. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences to the Company in other jurisdictions.

State of Alabama v. Chad Dickie, et al., a civil forfeiture action, was filed by the State of Alabama against certain property seized in connection with the March 19, 2009 raid of White Hall Entertainment Center in Lowndes County, including certain of the Company's property. The case was filed in the Circuit Court of Lowndes County on April 21, 2009. On October 15, 2010, the Company, along with other manufacturers, filed a motion to intervene in the action in order to defend against contentions that the Company's property was used in the operation of illegal gambling activity. On October 21, 2010, the court entered an order granting the Company's motion to intervene. The parties recently mediated the case, but were unable to reach a resolution. The case remains pending and the Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.  An unfavorable result in this case, including a finding that electronic bingo was illegal in Alabama during the pertinent time frame, or that the Company violated the law, could have adverse regulatory consequences for the Company in other jurisdictions.

Mexico Income Tax Audit

Our Mexican subsidiary, Multimedia Games de Mexico 1, S. de R.L. de C.V., or Multimedia Games de Mexico, has been under audit by the Mexico taxing authorities for the periods ended December 31, 2006 and 2007.

Regarding the 2006 tax period, on November 8, 2011 we filed an “amparo” lawsuit against a resolution obtained from the Federal Tribunal of Fiscal and Administrative Justice. Management continues to believe that we have a reasonable defense against this lesser assessment and expects the ultimate assessment to range from $0 to $22,000.

On November 19, 2010, we filed before the taxing authorities an administrative appeal against the resolutions set forth by the taxing authorities in ruling number 500-74-02-04-03-2010-9403, which assessed an income and value added tax deficiency to Multimedia Games de Mexico for the 2007 tax year. In ruling number 600-27-00-02-00-2011 MAIB - 13370 issued by the South Local Administration of the Federal District of the Tax Administration Service, the Mexican tax authorities ruled on the appeal and reduced the total amount assessed for the 2007 year to approximately $2.3 million, a significant reduction from the previous assessment of approximately $13.6 million. However, management continues to believe that we still have a reasonable defense against this lowered assessment and expects the ultimate assessment to range from $0 to $2.3 million. Accordingly, on December 14, 2011, Multimedia Games de Mexico filed, before the Federal Tribunal of Fiscal and Administrative Justice, a lawsuit against the remaining $2.3 million assessment for 2007. The lawsuit was remitted for its study and resolution to the Eleventh Regional Metropolitan Division of the Federal Tribunal of Fiscal and Administrative Matters, and was registered under docket number 31987/11-17-11-8 and is now pending. In January 2012, a bond was provided to the taxing authorities as collateral for the potential assessment based on the taxing authorities' current estimate of tax due; however, management cannot reasonably estimate the amount at this time and continues to believe that a loss is not probable and thus has not recorded a reserve for this matter, although it is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flow.

14.      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued, and determined that no events, other than those disclosed within the footnotes hereto, have occurred subsequent to December 31, 2011 that warrant additional disclosure or accounting considerations.

On January 18, 2012 the Company announced that it had extended the placement arrangements on approximately 1,800 unit placements within the Chickasaw Nation in Oklahoma. The extensions allow these units to remain on the casino floors for an additional 3.5 years subsequent to the respective future end dates of the original unit placement agreements which occur in the second half of Fiscal 2013.  In consideration of the long-term unit placement extensions, the Company paid unit placement fees of $13.2 million to the Chickasaw Nation.  The Company also agreed to reduce its revenue share percentage on approximately 1,000 units at WinStar World Casino with two annual pricing adjustments on July 16, 2013 and August 1, 2014, bringing the revenue share percentage on these units in line with the Company's other units deployed within the Nation's gaming facilities. (See also Note 3, "Development and Placement Fee Agreements")

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUTURE EXPECTATIONS AND FORWARD-LOOKING STATEMENTS

Multimedia Games has made forward-looking statements in this Quarterly Report on Form 10-Q that are subject to risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future actions, operating results, liquidity, capital expenditures, cash management and financial discipline, product, system and platform development and enhancements, customer and strategic relationships with third parties, strategies, initiatives, legal and regulatory uncertainties, including outcomes of litigation, the effects of such outcomes upon our business, changes in existing laws and regulations or in the interpretation of such laws and regulations, entry into new markets or jurisdictions or the obtaining of new licenses. The forward-looking statements may be preceded by, followed by or include the words “may,” “might,” “will,” “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate,” “continue,” or the negative or other variations thereof or comparable terminology that convey the uncertainty of future events or outcomes. All forward-looking statements are based on current expectations and projections of future events. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Forward-looking statements are not guarantees of performance. You should understand that the factors discussed in Item 1A of Part II of this Quarterly Report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Actual results could differ materially from those stated or implied by our forward-looking statements, due to risks and uncertainties associated with our business or under different assumptions or conditions. You should not place undue reliance on any of these forward- looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS

Three Month Period Ended December 31, 2011 Compared to Three Month Period Ended December 31, 2010

Below are our revenues and costs and expenses for the periods noted above.  This information should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

	Three Months Ended
	December 31,
	2011	2010	% change
	(in thousands)
Revenue
Gaming Operations
Participation revenue	$21,666	$19,978	8.4%
Lottery	3,235	2,017	60.4%
Gaming Equipment and Systems Sales
Player terminal and equipment sales	7,849	4,529	73.3%
Systems and Licensing	1,744	1,556	12.1%
Other Revenue	301	527	(42.9)%
Total Revenue	34,795	28,607	21.6%
Costs and Expenses
Cost of gaming operations revenue	2,015	1,938	4.0%
Cost of revenues equipment and systems sales	4,158	3,248	28.0%
Selling, general and administrative	11,503	11,380	1.1%
Research and development	3,634	3,196	13.7%
Amortization and depreciation	9,690	9,988	(3.0)%
Other income(expense), net	1,000	(131)	863.4%

	December 31,
	2011	2010	% change
End-of-period installed player terminal base:
Oklahoma	7,592	7,368	3.0%
Mexico	2,226	4,451	(50.0)%
Other	2,041	1,304	56.5%
Total participation units	11,859	13,123	(9.6)%

Three Months Ended December 31, 2011, Compared to Three Months Ended December 31, 2010

Total revenues for the three months ended December 31, 2011, were $34.8 million, compared to $28.6 million for the three months ended December 31, 2010, a $6.2 million or 21.6% increase.

Gaming Operations – Participation revenue

•
Oklahoma gaming revenues were $14.8 million in the three months ended December 31, 2011, compared to $14.6 million in the three months ended December 31, 2010, an increase of $294,000, or 2.0%. The increase in revenue is attributable to an increase in Oklahoma’s installed base of participation games. The installed base as of December 31, 2011 was 7,592 compared to 7,368 as of December 31, 2010, a 224 unit or 3.0% increase.

•
Other domestic gaming operations revenue relates to participation revenue primarily from the following states, Washington, California, New York, Wisconsin, and Alabama; and also includes revenue from Texas, Minnesota, Kansas, Idaho, Iowa, Mississippi, Louisiana, Florida, Connecticut, New Mexico, and Rhode Island.  Gaming revenue from these states combined was $5.9 million in the three months ended December 31, 2011 compared to $3.5 million during the same period of 2010, a $2.4 million or 68.4%, increase.  The increase in gaming operations revenue was primarily the result of an increase in our installed base of participation games, as well as an increase in back office fees received on player terminals sold in a market which utilizes our back office equipment. The end of period participation unit count for these states increased to 2,041 as of December 31, 2011 from 1,304 as of December 31, 2010, a 56.5% increase in our domestic footprint, outside of Oklahoma.  .

•
Revenues from the Mexico market were $925,000 in the three months ended December 31, 2011 and $1.9 million during the same period of 2010, a decrease of $1.0 million or 52.0%. The decrease in revenue is attributable to a decrease in Mexico's installed player terminals. As of December 31, 2011, we had installed 2,226 player terminals in Mexico compared to 4,451 terminals installed at December 31, 2010, a decrease of 2,225, or 50.0%. The reduction in the number of units and corresponding reduction in revenue relates to our planned strategy to optimize our deployed capital in Mexico. As part of this strategy we have and expect to continue to remove older games from our customer locations and replace units at a conservative pace to maximize the return on investment.

Gaming Operations – Lottery

•
Revenues from the New York Lottery system increased $1.2 million, or 60.4%, to $3.2 million in the three months ended December 31, 2011, from $2.0 million in the three months ended December 31, 2010. The increase is attributable to the opening of the Resorts World Casino in New York, NY on October 28, 2011, which resulted in the addition of 2,500 video lottery terminals and electronic table games in the initial phase and approximately 2,500 additional units on December 15, 2011. This increased the total number of units within the New York Lottery system from 12,500 as of December 31, 2010 to approximately 17,200 as of December 31, 2011.

Gaming Equipment and System Sales –Player Terminal and Equipment Sales

•
Player terminal and equipment sales were $7.8 million for the three months ended December 31, 2011, and $4.5 million for the three months ended December 31, 2010, an increase of $3.3 million or 73.3%. Player terminal sales for the three months ended December 31, 2011 were $6.1 million on the sale of 408 proprietary units, compared to sales of $3.1 million on the sale of 201 proprietary units for the three month period ended December 31, 2010.  Gaming equipment sales were $1.3 million for the three month period ended December 31, 2011 compared to $1.1 million in the December 31, 2010 period.  Generally, gaming equipment sales include ancillary equipment necessary for the full functionality of the player terminals in a casino.  Player terminal and equipment sales also include $449,000 and $288,000 related to deferred revenue recognized during the three month periods ended December 31, 2011 and 2010, respectively, due to final execution of deliverables or mutual agreement to changes in contract terms. The increase in this quarter for player terminal and equipment sales is attributable to the continued growth in new markets.

Gaming Equipment and System Sales – Systems and Licensing

•
Systems and licensing sales revenue was $1.7 million for the three months ended December 31, 2011, and $1.6 million for the three months ended December 31, 2010 a $188,000, or 12.1%, increase. Systems and licensing revenue for the three months ended December 31, 2011 relates to (i) $1.4 million of licenses associated with the player terminal sales during the period; (ii) $233,000 of license revenue from game conversions; and (iii) $131,000 of systems and game themes sold in prior periods being amortized to revenue from deferred revenue over the contract period.  Systems and licensing revenue for the three months ended December 31, 2010 relates to (i) $1.3 million of systems and game themes sold in prior periods being recognized from deferred revenue during the period; and (ii) $287,000 of licenses associated with the player terminal sales during the period. The increase in this quarter for systems and licensing is attributable, in part, to sale of licenses related to player terminal sales.

Other Revenue

•
Other revenue was $301,000 for the three months ended December 31, 2011 and $527,000 for the three months ended December 31, 2010 a $226,000, or 42.9%, decrease. This reduction relates to a decrease in maintenance and service contract revenue in 2011.

Cost of Gaming Operations Revenue

•
Total cost of gaming operations revenue, which includes royalty and participation fees, increased $77,000, or 4.0%, to $2.0 million in the three months ended December 31, 2011, from $1.9 million in the three months ended December 31, 2010. The increase in this quarter for costs of gaming operations revenue is attributable, in part, to an increase in costs associated with our field service team, two network operating centers and maintaining our leased gaming equipment.

Cost of Equipment & System Sales

•
Cost of equipment and system sales increased $910,000, or 28.0%, to $4.2 million in the three months ended December 31, 2011, from $3.2 million in the three months ended December 31, 2010. Cost of equipment and system sales for the three months ended December 31, 2011 includes (i) $3.2 million related to the player terminal sales; (ii) $687,000 related to the sale of gaming equipment during the period, and (iii) $270,000 of costs of prior period shipments being amortized from deferred revenue over the contract period.  Cost of equipment and system sales for the three months ended December 31, 2010 includes (i) $1.4 million related to player terminal sales; (ii) $1.3 million of costs of prior period shipments being amortized from deferred revenue over the contract period; and (iii) $543,000 relate to the sale of gaming equipment during the period.

Selling, General and Administrative Expenses

•
Selling, general and administrative expenses, or SG&A, increased approximately $123,000, or 1.1%, to $11.5 million for the three months ended December 31, 2011, from $11.4 million in the same period of 2010. This increase was primarily a result of an increase in salaries and wages and employee benefits of $821,000 to retain and attract employees offset by the decrease in inventory expense of $569,000 and annual incentive compensation of $253,000 related to the final payment for the senior management retention plan.

Research & Development

•
Research and development costs increased approximately $438,000, or 13.7%, to $3.6 million for the three months ended December 31, 2011, from $3.2 million in the same period of 2010. Our research and development staff increased by approximately 9.9% from December 31, 2010 to December 31, 2011, which accounts for much of the increased research and development costs.

Depreciation and Amortization

•
Depreciation expense decreased $422,000, or 4.6%, to $8.7 million for the three months ended December 31, 2011 from $9.1 million for the three month period ended December 31, 2010, primarily as a result of a reduction in capital expenditures and assets becoming fully depreciated. Amortization expense increased $124,000, or 13.8%, to $1.0 million for the three months ended December 31, 2011, compared to $896,000 for the same period of 2010, primarily because of an increase in capitalized software costs, which led to an increase in the associated amortization expense.

Other Income and Expense

•
Interest income decreased $340,000, or 42.9%, to $453,000 for the three months ended December 31, 2011, from $793,000 in the same period of 2010 due to reduced outstanding note receivable balances. For the three months ended December 31, 2011, The Company recorded imputed interest of $418,000 relating to development agreements with an imputed interest rate range of 5.25% to 9.0%, compared to $686,000 for the same period in 2010.

•
Interest expense decreased $463,000, or 55.4%, to $372,000 for the three months ended December 31, 2011, from $835,000 in the same period of 2010 due to a significant reduction in interest rates charged under our amended credit agreement and a reduction in the outstanding debt balance.

•
Other income increased $1.0 million to other income of $919,000 for the three months ended December 31, 2011, from other expense of $89,000 in the same period of 2010 from a gain on the exchange of used equipment with our third party equipment suppliers, as well as gains or losses incurred on foreign currency transactions primarily related to our Mexico operations.

Income Taxes

•
Income tax benefit increased by $1.1 million to $987,000 for the three months ended December 31, 2011, from an expense of $100,000 in the same period of 2010. The current period change is primarily related to changes in the valuation allowance, state taxes and the release of a reserve for an uncertain tax position. These figures represent effective income tax rates of (20.6)% and 7.8% for the three months ended December 31, 2011 and 2010, respectively. As of December 31, 2011, we have fully reserved for all of our deferred tax assets as we determined that it is more likely than not that we will not be able to realize the benefit of those assets in the foreseeable future.

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

The majority of the Company’s multiple element sales contracts are for some combination of gaming equipment, player terminals, content, system software, license fees and maintenance. ASU No. 2009-13 states that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet both of the following criteria:

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

ASU No 2009-13 requires that arrangement consideration be allocated, at the inception of the arrangement, to all deliverables based on their relative selling price (i.e., the relative selling price method). When applying the relative selling price method, a hierarchy is used for estimating the selling price based first on Vendor-Specific Objective Evidence (“VSOE”), then Third-Party Evidence (“TPE”) and finally management's Estimate of the Selling Price (“ESP”).

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

Share-Based Compensation Expense. We recognize compensation expense for all share-based payments in accordance with ASC Topic 718, “Compensation-Stock Compensation” and ASC Subtopic 505-50, “Equity-Based Payments to Non-Employees.” Under the fair value recognition provisions of ASC Topic 718 and Subtopic 505-50, we recognize share-based compensation net of an estimated forfeiture rate, and only recognize compensation cost for those shares expected to vest on a straight-line basis over the service period of the award.

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

Management reviews long-lived asset classes for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For impairment analysis purposes, the Company’s rental pool is viewed as a fungible pool of assets; including assets in both rental pool-deployed and rental pool-undeployed.  In order to determine whether these assets are impaired, the net book value of the rental pool is compared to an estimate of future net cash flows from all existing facilities. The primary assumption used in determining future cash flows is our estimate of future revenue.  In addition, the Company analyzes the composition of its rental pool to determine the future use of older models and related components for those models.  The impairment analysis for the fiscal year ended September 30, 2011 indicated that we had substantial cash flows to fully recover the carrying value of the entire rental pool.  As of December 31, 2011 and September 30, 2011, rental pool assets totaled $42.9 million and $44.5 million, respectively. (Critical Assumption #2)

Assumptions/Approach used for Critical Assumption #1: The carrying value of the asset is determined based upon management’s assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight line basis, where the useful life of items in the rental pool has been determined by management to be three years.

Effect if different assumptions used for Critical Assumption #1: While we believe that the useful lives that have been determined for our fixed assets are reasonable, different assumptions could materially affect the carrying value of the assets, as well as the depreciation expense recorded in each respective period related to those assets. During the three month period ended December 31, 2011, a significant portion of the $9.7 million of depreciation and amortization expense related to assets in the rental pool. If the depreciable life of assets in our rental pool were changed from three years to another period of time, we could incur a materially different amount of depreciation expense during the period.

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

Management reviews intangible assets related to development and placement fee agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Critical Assumption #2). For the three month period ended December 31, 2011, there was no impairment to the assets’ carrying values.

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
Additionally, in accordance with ASC Topic 740, as of December 31, 2011, we have not recorded a liability associated with uncertain tax positions. During the quarter ended December 31, 2011, the liability related to uncertain tax positions was reduced for a previously recognized uncertainty that has been effectively settled via the completion of the Company's federal income tax audit.

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

Assumptions/Approach Used: Numerous judgments and assumptions are inherent in the determination of future taxable income and tax return filing positions that we take, including factors such as future operating conditions. As of December 31, 2011, management considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. As a result of this analysis, and based on a cumulative loss in the prior three fiscal years, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in the U.S. and Mexico will be realized. As a result, the Company maintains a valuation allowance against all of its deferred tax assets.

Effect if Different Assumptions Used: Management, along with consultation from an independent public accounting firm used in tax consultation, continually evaluate complicated tax law requirements and their effect on our current and future tax liability and our tax filing positions. The ultimate utilization of our gross deferred tax assets, primarily associated with the tax basis of our property and equipment and leased gaming equipment, is largely dependent upon our ability to generate taxable income in the future or carryback losses to prior years with taxable income. Our liability for uncertain tax positions is dependent upon our judgment on the amount of financial statement benefit that an uncertain tax position will realize upon ultimate settlement and on the probabilities of the outcomes that could be realized upon ultimate settlement of an uncertain tax position using the facts, circumstances and information available at the reporting date to establish the appropriate amount of financial statement benefit.

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

As of December 31, 2011, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in the U.S. and Mexico will be realized. As a result, the Company maintains a valuation allowance against all of its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had $53.7 million in unrestricted cash and cash equivalents, compared to $46.7 million as of September 30, 2011. During the three month period ended December 31, 2011, we received approximately $2.7 million from notes receivable, primarily related to development agreements and $3.1 million for proceed from exercise of stock options. Our working capital as of December 31, 2011, was $70.2 million, compared to a working capital of $59.0 million at September 30, 2011. The increase in working capital was primarily the result of an increase in cash collections from notes receivable and exercises of stock options and an increase in inventory. During the three month period ended December 31, 2011, we used $8.0 million for net capital expenditures of property and equipment compared to $9.1 million for the three month period ended December 31, 2010.  We collected $2.4 million and $3.5 million on development agreements during the three month periods ended December 31, 2011 and 2010, respectively. In addition, we have $36.1 million outstanding and $37.0 million available for future borrowings under the Amended Credit Agreement, subject to covenant restrictions (see the discussion of our credit agreement in Note 10 and below).

As of December 31, 2011, our total contractual cash obligations were as follows (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Credit Agreement Term Loan(1)	$3,700	$7,400	$24,975	$—	$36,075
Operating leases(2)	1,528	3,282	1,850	84	6,744
Purchase commitments(3)	17,358	—	—	—	17,358
Total	$22,586	$10,682	$26,825	$84	$60,177

(1)	Consists of amounts borrowed under the term loan to our Credit Agreement at the Eurodollar rate plus the applicable spread (3.28% as of December 31, 2011).

(2)	Consists of operating leases for our facilities and office equipment.

(3)	Consists primarily of inventory purchase orders and includes payment for and commitments to purchase third party player terminals and gaming content licenses

During the three month period ended December 31, 2011, we generated $13.9 million in cash from our operations an increase of $1.2 million, or 9.0%, compared to $12.8 million during the same period of 2010. The increase was primarily the result of a $7.2 million increase in net income offset by an increase in inventories to accommodate expected future demand for our products and a decrease of accounts payables.

Cash used in investing activities increased $666,000, or 10.4%, to $7.1 million in the three month period ended December 31, 2011, from $6.4 million in the three month period ended December 31, 2010. The increase was primarily the result of a decrease in repayments under development agreements of $1.2 million. Additions to property and equipment and leased gaming equipment consisted of the following:

	Three months ended December 31,
	2011	2010
	(In thousands)
Gaming equipment	$7,888	$6,856
Third-party gaming content licenses	635	1,707
Other	666	701
Additions to property and equipment and leased gaming equipment, gross	9,189	9,264
Less transfer of leased gaming equipment to inventory	(1,177)	(122)
Additions to property and equipment and leased gaming equipment, net	$8,012	$9,142

Cash provided by financing activities increased by $1.9 million, 117.6%, to $289,000 in the three month period ended December 31, 2011, from a usage of $1.6 million in the same period of 2010. The increase was primarily the result of a $2.5 million increase of proceeds related to the exercise of stock options offset by the increased principal paydowns of our credit agreement of $738,000 during the three month period ended December 31, 2011 compared to the three month period ended December 31, 2010.

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

We are currently in compliance with the covenants in the Amended Credit Agreement; however, we cannot be certain that we will be able to achieve our operating objectives for fiscal 2012 and that we will continue to meet our covenants in the Amended Credit Agreement in the future.

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

Stock Repurchase Authorizations

On December 3, 2010, we announced that our Board of Directors had authorized the repurchase of $15.0 million of our common stock over the next three year period. During the three month period ended December 31, 2011, we purchased 392,821 shares of our common stock for approximately $1.9 million at an average cost of $4.78 per share, exclusive of broker fees. From inception of the program through December 31, 2011, the Company has purchased approximately 2.2 million shares of its common stock for $11.9 million at an average cost of $5.36 per share, exclusive of broker fees. At December 31, 2011 approximately $3.1 million remained on the repurchase authorization. The share repurchase program is subject to a 10b5-1 plan, in which purchases may be made from time to time in the open market, subject to certain pricing parameters and the Company's Credit Agreement.

Stock-Based Compensation

At December 31, 2011, we had approximately 5.0 million options to purchase common stock outstanding, with exercise prices ranging from $1.61 to $18.71 per share, of which, approximately 2.2 million of the outstanding options to purchase common stock were exercisable.

During the three months ended December 31, 2011, options to purchase 1.1 million shares of common stock were granted at a weighted average exercise price of $6.86 per share, and we issued 651,118 shares of common stock as a result of stock option exercises with a weighted average exercise price of $4.76.

At December 31, 2010, we had approximately $6.4 million options to purchase common stock outstanding, with exercise prices ranging from $1.61 to $18.71 per share, of which, approximately 3.8 million of the outstanding options to purchase common stock were exercisable.

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
As of December 31, 2011 the Company had no off-balance sheet arrangements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of business, primarily associated with interest rate fluctuations, primarily with respect to our operations in Mexico.

Our Amended Credit Agreement provides us with additional liquidity to meet our short-term financing needs, as further described under “Item 1. Condensed Financial Statements, Note 10 Credit Agreement, Long-Term Debt and Capital Leases.” Pursuant to the Amended Credit Agreement, we may currently borrow up to a total of $73.1 million, of which $36.1 million is outstanding and $37.0 million is available for future borrowings, subject to covenant restrictions.

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

Evaluation of Disclosure Control and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective as of December 31, 2011.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting identified in management’s evaluation during the first quarter of fiscal 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a party to various material legal proceedings, which are described below, and in the Company’s Annual Report on Form 10-K filed for the year ended September 30, 2011 under the caption “Item 3. Legal Proceedings.”  We are also the subject of various pending and threatened claims in the ordinary course of business. While the results of any ultimate resolution cannot be predicted, as of December 31, 2011 it is the opinion of management, based upon discussions with counsel, that any losses resulting from these matters will not have a material adverse effect on our financial position, results of operations, or regulatory licenses or approvals; however, it is possible that extraordinary or unexpected legal fees could adversely impact our financial results during a particular fiscal period.

Alabama Litigation. We are involved in five lawsuits, as further described below, related to our former charity bingo operations in the state of Alabama. While we continue to believe that these lawsuits are no longer material from a pure damages perspective, a finding in any of these cases that electronic charity bingo was illegal in Alabama during the pertinent time frame could potentially have material adverse regulatory consequences for us in other jurisdictions. Four of the lawsuits are pending in federal court and were filed on behalf of individuals who claim to be patrons of either White Hall Entertainment Center in Lowndes County, Alabama or VictoryLand in Shorter, Alabama, and include several claims related to the alleged illegality of electronic charity bingo in Alabama. The fifth lawsuit is a civil forfeiture action brought by the State of Alabama that arose out of the seizure of equipment at White Hall Entertainment Center in Lowndes County, Alabama, and in which we intervened.

Ethel Adell, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on February 16, 2010, in federal court on behalf of over 800 plaintiffs against the Company and others. The plaintiffs, who claim to have been patrons of VictoryLand, sought damages based on Ala. Code, Sec 8-1-150(A), the Alabama Deceptive Trade Practices Act, and the Racketeer Influenced and Corruption Organizations Act 18 U.S.C. sec 1961(1) (“RICO”). On April 28, 2010, we filed a motion to dismiss the entire complaint pursuant to Rules 12(b)(2), (5) and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against us upon which relief could be granted. On March 31, 2011, the court entered an order dismissing the RICO claim and the Alabama Deceptive Trade Practices Act claim but declined to dismiss the 8-1-150(A) claim at this stage of the litigation. On April 28, 2011, we filed an answer and affirmative defenses to the complaint. The parties proposed to the court a phased scheduling order that allows for an initial phase involving discovery related only to gathering and analysis of electronic data from player tracking and accounting systems at VictoryLand during the relevant time frame. The court adopted and entered the proposed scheduling order on June 23, 2011. We are currently engaged in written discovery and will be scheduling depositions. We, along with other gaming manufacturers, continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences to the Company in other jurisdictions.

Walter Bussey, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010, in federal court against us and others. The plaintiffs, who claim to have been patrons of VictoryLand, originally sought damages based on both Ala. Code, Sec 8-1-150(A) and RICO, and have requested that the court certify the action as a class action. On April 28, 2010, we filed a motion to dismiss the entire complaint pursuant to Rules 12(b)(2), (5) and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against us upon which relief could be granted. After we filed our motion to dismiss, the plaintiffs voluntarily dismissed their RICO claim, leaving only a claim for recovery of gambling losses under Ala. Code Sec. 8-1-150(A). On March 31, 2011, the court entered an order declining to dismiss the 8-1-150(A) claim at this stage of the litigation. The court noted, however, that “each Plaintiff has the burden of proving a wager between he or she and each Defendant.” On April 28, 2011, we filed an answer and affirmative defenses to the complaint. The parties proposed to the court a phased scheduling order that allows for an initial phase involving discovery related only to gathering and analysis of electronic data from player tracking and accounting systems at VictoryLand during the relevant time frame. The court adopted and entered the proposed scheduling order on July 28, 2011. The defendants currently are engaged in written discovery. We, along with other gaming manufacturers, continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences to the Company in other jurisdictions.

Ozetta Hardy v. Whitehall Gaming Center, LLC, et al., a civil action, was filed against Whitehall Gaming Center, LLC (an entity that does not exist), Cornerstone Community Outreach, Inc., and Freedom Trail Ventures, Ltd., in the Circuit Court of Lowndes County, Alabama. On June 3, 2010, plaintiffs filed an amended complaint adding us and other manufacturers. The plaintiffs, who claim to have been patrons of White Hall, seek recovery of gambling losses based on Ala. Code, Sec 8-1-150(A) and have requested that the court certify the action as a class action. On July 2, 2010, the defendants removed the case to federal court. On July 9,

2010, we filed a motion to dismiss the complaint pursuant to Rules 12(b)(2), (5) and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against us upon which relief could be granted. On September 7, 2010, the court, without opinion, denied our motion to dismiss. The court then entered a scheduling order that bifurcates the case to allow for resolution of class certification issues before consideration of the merits. Following several months of discovery on the class certification issues, on March 15, 2011, the plaintiffs filed a motion for class certification. On April 15, 2011, we filed an opposition to the plaintiffs' motion for class certification. The plaintiffs then filed a reply, and we filed a sur-reply arguing that the plaintiffs misstated the burden of proof in their reply. Plaintiffs' motion for class certification has been fully briefed. The court has not ruled on the plaintiffs' motion for class certification. We continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome. A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences to the Company in other jurisdictions.

Lafayette Adams, et al. v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on October 6, 2010, in the Circuit Court of Macon County, Alabama, on behalf of hundreds of plaintiffs against Macon County Greyhound Park, Inc. d/b/a VictoryLand. On January 25, 2011, the plaintiffs filed an amended complaint adding us and other manufacturers. The plaintiffs, who claim to have been patrons of VictoryLand, seek recovery of gambling losses based on Ala. Code, Sec 8-1-150(A). On February 22, 2011, the case was removed to federal court and is now pending in federal court. The plaintiffs filed a motion to remand the case back to state court. On March 8, 2011, we filed a motion to dismiss the complaint based, in part, on the grounds that the plaintiffs failed to state a claim against us upon which relief could be granted. On April 18, 2011, the plaintiffs filed a response to our motion to dismiss. On the same day, we and two other defendants filed oppositions to the plaintiffs' motion to remand the case to state court. On November 3, 2011, the court entered an order denying the plaintiffs' motion to remand. On November 10, 2011, the court entered an order denying our motion, at this stage of the case, to dismiss the complaint. We continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent timeframe could have adverse regulatory consequences to the Company in other jurisdictions.

State of Alabama v. Chad Dickie, et al., a civil forfeiture action, was filed by the State of Alabama against certain property seized in connection with the March 19, 2009 raid of White Hall Entertainment Center in Lowndes County, including certain of our property. The case was filed in the Circuit Court of Lowndes County on April 21, 2009. On October 15, 2010, we, along with other manufacturers, filed a motion to intervene in the action in order to defend against contentions that our property was used in the operation of illegal gambling activity. On October 21, 2010, the court entered an order granting our motion to intervene. The parties recently mediated the case, but were unable to reach a resolution. The case remains pending and the Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.  An unfavorable result in this case, including a finding that electronic bingo was illegal in Alabama during the pertinent time frame, or that the Company violated the law, could have adverse regulatory consequences for the Company in other jurisdictions.

Mexico Income Tax Audit. Our Mexican subsidiary, Multimedia Games de Mexico 1, S. de R.L. de C.V., or Multimedia Games de Mexico, has been under audit by the Mexico taxing authorities for the periods ended December 31, 2006 and 2007.

Regarding the 2006 tax period, on November 8, 2011 we filed an “amparo” lawsuit against a resolution obtained from the Federal Tribunal of Fiscal and Administrative Justice. Management continues to believe that we have a reasonable defense against this lesser assessment and expects the ultimate assessment to range from $0 to $22,000.

On November 19, 2010, we filed before the taxing authorities an administrative appeal against the resolutions set forth by the taxing authorities in ruling number 500-74-02-04-03-2010-9403, which assessed an income and value added tax deficiency to Multimedia Games de Mexico for the 2007 tax year. In ruling number 600-27-00-02-00-2011 MAIB - 13370 issued by the South Local Administration of the Federal District of the Tax Administration Service, the Mexican tax authorities ruled on the appeal and reduced the total amount assessed for the 2007 year to approximately $2.3 million, a significant reduction from the previous assessment of approximately $13.6 million. However, management continues to believe that we still have a reasonable defense against this lowered assessment and expects the ultimate assessment to range from $0 to $2.3 million. Accordingly, on December 14, 2011, Multimedia Games de Mexico filed before the Federal Tribunal of Fiscal and Administrative Justice a lawsuit against the remaining $2.3 million assessment for 2007. The lawsuit was remitted for its study and resolution to the Eleventh Regional Metropolitan Division of the Federal Tribunal of Fiscal and Administrative Matters, and was registered under docket number 31987/11-17-11-8 and is now pending. In January 2012, a bond was provided to the taxing authorities as collateral for the potential assessment based on the taxing authorities' current estimate of tax due; however, management cannot reasonably estimate the amount at this time and continues to believe that a loss is not probable and thus has not recorded a reserve for this matter, although it is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flow.

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

For the three month periods ended December 31, 2011 and 2010, approximately 31% and 36%, respectively, of our total net revenues (net of accretion) were from one customer. Our relationship with that customer is largely governed by multiple development or placement fee agreements. Under our development and placement fee agreements, we secure a long-term revenue share percentage and a fixed number of player terminal placements in our customer's facility, in exchange for funding the development and construction of the gaming facility. Some of these agreements are set to terminate pursuant to their terms during the next several years and we may not be able to renegotiate new or substantially similar agreements with that customer. A material decrease in our revenue share with our largest customer would have a material and adverse effect upon our financial condition and results of operations.

We have a significant concentration of revenues in Oklahoma and changes in economic, regulatory and licensing conditions in Oklahoma may adversely affect our business.

For the three month periods ended December 31, 2011 and 2010, approximately 43% and 55%, respectively, of our total net revenues (net of accretion) were from Native American tribes located in Oklahoma. A significant concentration of our revenue comes from Oklahoma, and local economic, regulatory and licensing changes may adversely affect our Oklahoma customers, and therefore our development and placement fee agreements and our business, disproportionately to changes in national economic conditions, including adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, the loss of Oklahoma tribes as customers, including our largest customer, would have a material and adverse effect upon our financial condition and results of operations. In addition, legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe previously avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. The State of Oklahoma permits other types of gaming, both at Native American tribal gaming facilities and at Oklahoma racetracks, and many of our competitors now seek entry into this market. The loss of significant market share to these new gaming opportunities or the increased presence of our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.  We believe that the introduction of our competitor’s more aggressive Class II machines, with characteristics of traditional slot machines, into the Oklahoma Class II market has adversely affected our operating results and market position in that state and may continue to do so in the future.

The gaming industry is intensely competitive.  We may not be able to successfully compete in new and existing markets due to research and development, intellectual property and regulatory challenges, and if we are unable to compete effectively, our business could be negatively impacted.

We operate in an intensely competitive industry against larger companies with significant financial, research design and development, and marketing resources. These larger companies, most of whom have greater resources, are aggressively competing against us in our core business operations, including but not limited to, charity bingo, lottery, Class II, Class III, commercial slot and international bingo/gaming markets. Additionally, new smaller competitors compete against us in our traditional markets, and these smaller competitors may not face the same regulatory and/or compliance restraints that we have. The increased competition will intensify pressure on our pricing model. We expect to face increased competition as we attempt to enter new markets and new geographical locations.

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

Our Mexican operations are subject to a value added tax, or VAT, which has been applied to the imports of products originating outside of Mexico. We have an outstanding VAT receivable from the Mexican taxing authority primarily related to VAT levied on product shipments for 2006 and 2007.  At December 31, 2011 and September 30, 2011, the Company’s VAT receivable was $2.9 million and $2.8 million, respectively.  The Mexican taxing authority has ruled on 2006 and 2007 and has challenged the registration of certain of our transactions that have generated approximately $369,000 in VAT receivable.  Although we have fully reserved the VAT receivable, we have also formally contested these rulings, and we continue to believe we have a reasonable defense.  However, the final resolution of the contested balances remains uncertain and may adversely affect the carrying value of the receivable. In addition, the Mexican taxing authorities have completed income tax audits for the 2006 and 2007 periods and have ruled that a revised assessment of approximately $2.3 million should be issued for the 2007 period. Upon appeal, the Mexican taxing authorities have reduced their original assessment and we believe we can continue to provide the necessary evidence for a reasonable defense; however, an adverse determination could result in additional foreign income tax expense, which may adversely affect our financial condition, operating results or cash flow.

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

Our ability to conduct our existing traditional business, expand operations, develop and distribute new products, games and systems, and expand into new gaming markets is subject to significant federal, state, local, Native American, and foreign regulations. In the United States and many other countries, gaming must be expressly authorized by law. Once authorized, such activities are subject to extensive and evolving governmental regulation. Moreover, gaming regulatory requirements vary from jurisdiction to jurisdiction.  We expect to be subject to a wide range of complex gaming laws and regulations in the jurisdictions in which we intend to operate which could be time consuming, expensive and distracting to management.  As we expand into new markets, we expect to encounter business, legal, operational and regulatory uncertainties as well as additional responsibilities. We recently entered into several major commercial jurisdictions, including Nevada, Mississippi and Louisiana, and as a result, are subject to increasing legal, regulatory and reporting requirements that will require substantial additional resources. As we enter new jurisdictions, our reporting systems for that particular jurisdiction need to be developed and/or updated, and we may fail to provide timely or adequate notifications or reporting requirements within these new jurisdictions, which could have adverse regulatory consequences for us in that, or in other, jurisdictions, which could affect our business. We may also encounter additional legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. If we are unable to effectively develop and operate within these new markets, then our business, operating results and financial condition would be impaired.  Furthermore, as we attempt to generate new streams of revenue by selling units to new customers in new jurisdictions we may have difficulty implementing an effective sales strategy for jurisdictional specific games. Our failure to successfully implement an effective sales strategy could cause our future operating results to vary materially from what management has forecast.

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

There is no assurance that our investments in research and development will lead to successful new technologies or timely new products.  We invest heavily in product development in various disciplines from hardware, software, and firmware engineering to game design, video, multimedia, graphics, and sound. Our newer products are generally more technologically sophisticated and are of a different form than those we have produced in the past and we must continually refine our production capabilities to meet the needs of our product innovation. If we cannot adapt our manufacturing infrastructure to meet the needs of our product innovations, if we are unable to receive the components or resources we require, or if we are unable to make upgrades to our production capacity in a timely manner, our business could be negatively impacted.

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

While we continue to seek entry into already established gaming jurisdictions, demand for our products is also driven by the establishment of new gaming jurisdictions, the addition of new casinos or expansion of existing casinos within existing gaming jurisdictions and the replacement of existing gaming machines. The establishment or expansion of gaming in any jurisdiction typically requires a public referendum or other legislative action. As a result, gaming continues to be the subject of public debate, and there are numerous active organizations that oppose gaming. Opposition to gaming, such as that which we are experiencing in Alabama, could result in restrictions on or even prohibitions of gaming operations or the expansion of operations in any jurisdiction. In addition, the construction of new casinos or expansion of existing casinos fluctuates with demand, general economic conditions and the availability of financing. The rate of gaming growth in North America has diminished and machine replacements as a percentage of total floor space is at historically low levels. Slow growth in the establishment of new gaming jurisdictions, public protest, political opposition, delays in the opening of new or expanded casinos and continued declines in or low levels of demand for machine replacements, including from greater competition from table games, could reduce the demand for our products and our future profits.

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

Additionally, Native American tribes generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States.  Before we can sue or enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe, the Native American tribe must effectively waive its sovereign immunity with respect to the matter in dispute, which we are not always able to obtain.  For example, our largest customer, who accounts for 31% of our total net revenues (net of accretion) as of December 31, 2011, has not given us a waiver of sovereign immunity.  Without a limited waiver of sovereign immunity, or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract.  Even if the waiver of sovereign immunity by a Native American tribe is deemed effective, there will be an issue as to the forum in which a lawsuit can be brought against the Native American tribe.  Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native American tribes and we may be unable to enforce any arbitration decision effectively.

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

Certain of our Class II Native American tribal customers have entered into compacts with the states in which they operate to permit the operation of Class III games. While we seek to also provide Class II alternatives in these markets, we believe the number of our Class II game machine placements in those customers’ facilities could decline, and our operating results could be materially and adversely affected.  As our Native American tribal customers continue to transition to gaming under compacts with their respective states, we continue to face significant uncertainty in this market that makes our business in such markets difficult to manage and predict and we may be forced to compete with larger companies that specialize in Class III gaming as these companies move into these newly created Class III compact markets.  We believe the establishment of state compacts depends on a number of political, social, and economic factors that are inherently difficult to ascertain. Accordingly, although we attempt to closely monitor state legislative developments that could affect our business, we may not be able to timely predict if or when a compact could be entered into by one or more of our Native American tribal customers. For example, in Oklahoma, we anticipate that the introduction of Class III games will continue to pressure our market and revenue share percentages and may result in a shift in the market from revenue share arrangements to a sale-based model.
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
We also rely on trade secrets and proprietary know-how. We enter into confidentiality agreements with our employees and independent contractors regarding our trade secrets and proprietary information, but we cannot be assured that the obligation to maintain the confidentiality of our trade secrets or proprietary information will be honored. Despite various confidentiality agreements and other trade secret protections, our trade secrets and proprietary know-how could become known to, or independently developed by, competitors.
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
Our games and systems, and games and systems we license or distribute from third parties, could produce false payouts as the result of malfunctions, anomalies or fraudulent activities, which we may be required to pay. We depend on our security precautions and our system of internal controls to prevent fraud. We also depend on regulatory safeguards, which may not be available in all jurisdictions or markets, to protect us against jackpots awarded as a result of malfunctions, anomalies or fraudulent activities. There can be no guarantee that regulatory safeguards in jurisdictions or markets where they do exist, will be sufficient to protect us from liabilities associated with malfunctions, anomalies or fraudulent activities.
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

We seek to provide assistance to our key customers in the form of project management, with a focus on facility layout and planning, gaming floor configuration and customized marketing and promotional initiatives. Our customers, however, are solely responsible for the operations of their facilities and are not required to consult us or take our advice on their operations, marketing, facility layout, gaming floor configuration, or promotional initiatives. Further, our customers are solely responsible for safety and security at their facilities.  Our customers have in the past, and will in the future, remodel and expand their facilities. To the extent that our machines are not a part of an optimized facility layout or gaming floor configuration, are not supported by effective marketing or promotional initiatives or are scheduled to be out of service during a facility remodeling, or our customers' facilities are closed or not visited because of end-users concern for safety, our operating results could suffer.

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
We have gaming units not deployed as of December 31, 2011, which are considered part of our rental pool. This rental pool is available for deployment in new or existing customer facilities. If the opening of new facilities is altered negatively or the expansion, reduction or closing of an existing facility occurs, the realizable value of these assets could be adversely impacted. In such instances we may be required to recognize impairment charges on these assets.
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

We are subject to the United States Foreign Corrupt Practices Act ("FCPA"), which prohibits improper payments or offers of improper payments to foreign officials to obtain business or any other benefit and also requires corporations covered by the provisions to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. We have operations and agreements with third parties and make sales in Mexico and Canada, and such international activities create the risk of unauthorized payments or offers of payments in violation of the FCPA by one of the employees, consultants, sales agents or distributors of our company, because these parties are not always subject to our control, and accounting standards practiced by our agents in Mexico and in other jurisdictions in which we may operate may not always conform with U.S. GAAP. We have recently augmented its Foreign Corrupt Practices Compliance Policy; however, we can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Our current international businesses and potential expansion into other international gaming markets may present new challenges and risks that could adversely affect our business or results of operations.
In recent years, we have expanded our business into several countries, including Mexico, Israel, Malta, and Canada. The Maltese operations have ceased, the Israeli operations are immaterial from a financial perspective, the Canadian business has been project-oriented to date; however, we may continue to seek growth in the international market and continue to operate in the Mexican market. We now operate 2,226 units in Mexico, primarily across numerous facilities operated by one customer. Both revenue and the number of our units have recently declined in Mexico and there can be no assurances that either revenues will grow or that we will continue supplying new products to that market.
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

Failure to properly maintain operational risks could cause business disruption or substantial loss to our business.
Management maintains internal operational controls and we have invested, and are continuing to invest, in technology to help us streamline our enterprise information systems. However, we may not be able to continue processing at the same or higher levels of transactions. If our systems of internal controls should fail to work as expected, if our systems were to be used in an unauthorized manner, or if employees were to subvert the system of internal controls, significant losses could occur. Additionally, we have implemented and are implementing a transfer of certain of our warehouses and any such transfer could cause delays and business interruption, which could affect our results of operations.

We process transactions on a daily basis and are exposed to numerous types of operational risk, which could cause us to incur substantial losses. Operational risk resulting from inadequate or failed internal processes, people, and systems includes the risk of fraud by employees or persons outside of our company, the execution of unauthorized transactions by employees, errors or omissions relating to transaction processing and systems, breaches of the internal control system, jurisdictional or environmental related risks associated with our regulatory and compliance requirements. While we attempt to identify this type of operational risk, such attempts may not be successful or adequate and this risk of loss also includes potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards and such risk may be excluded under the terms of an existing insurance policy.

If we fail to properly maintain an effective system of internal controls, we may be unsuccessful in the accurate reporting of our financial results or the timely detection of fraud.

We seek to establish and maintain systems of internal operational controls that provide management with timely and accurate information about our level of operational risk, as well as key data points, such as regional statistics. We intend that these systems will help manage operational risk at appropriate, cost effective levels. We have also established procedures that are designed to ensure that policies relating to conduct, ethics and business practices are followed. Nevertheless, we may experience loss from operational risk from time to time, including the effects of operational and user errors, and these losses may be substantial.

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
We depend on the continued performance of the members of our senior management team and our technology team to assist in executing our strategy. In order to retain our key personnel, we established a retention plan for calendar year 2010; however, such retention plan has elapsed and key employees may depart. If we were to lose the services of any of our senior officers, directors, or any key member of our technology team, and are not able to find suitable replacements for such persons in a timely manner, our business could be materially affected. Further we expect that our efforts to grow will place a significant strain on our personnel, management systems, infrastructure and other resources. Our ability to manage future growth effectively will also require us to successfully attract, train, motivate, retain and manage new employees and continue to update and improve our operational, financial and management controls and procedures.
Our Amended Credit Agreement contains covenants that limit our ability to finance future operations or capital needs and to engage in other business activities.

The operating and financial restrictions and covenants in the Amended Credit Agreement may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our Amended Credit Agreement requires us to limit capital expenditures to $40 million, with a carry-over to the next fiscal year for any prior fiscal year where actual capital expenditures are less than $40 million, and requires us to maintain a total leverage ratio of no more than 1.50:1.00. While the Amended Credit Agreement is expected to lower borrowing costs, we are required to pay an increased quarterly principal term loan payment, which is substantially higher than our previous obligations under our previous credit agreement. Furthermore, our total borrowing capacity has been reduced, which may affect our ability to engage in certain business activities. In addition, the Amended Credit Agreement contains certain covenants that, among other things, restrict our and our subsidiaries’ ability to:

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

Our financial results vary from quarter to quarter, which could negatively impact our business.
Various factors affect our quarterly operating results, some of which are not within our control. These factors include, among others:

▪	the financial strength of the gaming industry;

▪	consumers' willingness to spend money on leisure activities;

▪	an outbreak of a communicable disease that affects our customers' business;

▪	the timing and introduction of new products and services;

▪	the mix of products and services sold;

▪	the timing of significant orders from and shipments to customers;

▪	product and service pricing and discounts;

▪	the timing of acquisitions of other companies and businesses or dispositions; and

▪	unforeseen regulatory or other legal developments affecting us or our customers.

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

We could be required to incur additional indebtedness. Should we incur additional debt, among other things, such increased indebtedness could:

•	adversely affect our ability to expand our business, market our products and make investments and capital expenditures;

•	adversely affect the cost and availability of funds from commercial lenders, debt financing transactions and other sources;

•	create competitive disadvantages compared to other companies with lower debt levels; and

•	adversely affect our ability to meet our fixed charge obligations or our debt service payments.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Company (1)

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
Fiscal Year 2011	1,824,040	$5.48	1,824,040	$5.0 million
October 1, 2011 -October 31, 2011	392,821	$4.78	392,821	$3.1 million
November 1, 2011 -November 30, 2011	—	$0.00	—	$3.1 million
December 1, 2011 -December 31, 2011	—	$0.00	—	$3.1 million
Total	2,216,861	$5.36	2,216,861

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

Date:	February 1, 2012	Multimedia Games Holding Company, Inc.

		By:	/s/ Adam D. Chibib
Adam D. Chibib
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

		By:	/s/ Kevin W. Mischnick
Kevin W. Mischnick
Vice President - Finance
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION

10.1	Employment Agreement, dated as of September 30, 2011, between the Company and Jerome R. Smith	(1)

10.2	Amended and Restated Employment Agreement, dated as of October 31, 2010, between the Company and Joaquin J. Aviles	(2)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(+)

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(+)

32.1	Certification as required by Section 906 of the Sarbanes Oxley Act of 2002	(+)

101.INS	XBRL Instance Document**	(+)

101.SCH	XBRL Taxonomy Extension Schema Document**	(+)

101.CAL	XBRL Taxonomy Calculation Linkbase Document**	(+)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**	(+)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**	(+)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**	(+)

(1)	Incorporated by reference to our Current Report on Form 8-K, as filed with the SEC on October 3, 2011.

(2)	Incorporated by reference to our Form 10-K for the year ended September 30, 2011, as filed with the SEC on November 17, 2011.

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