Form 10-Q
period 2012-03-31
MULTIMEDIA GAMES HOLDING COMPANY, INC.
filed 2012-05-03
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
OR

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

As of April 30, 2012, there were 27,378,874 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2012 and September 30, 2011
(In thousands, except shares)
(Unaudited)

	March 31, 2012	September 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$57,704	$46,710
Accounts receivable, net of allowance for doubtful accounts of $498 and $400, respectively	15,623	16,004
Inventory	9,751	7,291
Prepaid expenses and other	2,748	5,300
Current portion of notes receivable, net	13,315	14,280
Federal and state income tax receivable	125	142
Total current assets	99,266	89,727
Property and equipment and leased gaming equipment, net	49,339	47,399
Long-term portion of notes receivable, net	3,947	10,449
Intangible assets, net	38,472	28,395
Value added tax receivable, net of allowance of $860 and $817, respectively	3,213	2,787
Other assets	2,114	2,471
Total assets	$196,351	$181,228
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,700	$3,700
Current portion of capital leases	93	—
Accounts payable and accrued liabilities	25,698	25,855
Federal income tax payable	159	—
Deferred revenue	973	1,131
Total current liabilities	30,623	30,686
Long-term debt, less current portion	31,450	33,300
Long-term capital leases, less current portion	239	—
Other long-term liabilities	618	679
Deferred revenue, less current portion	130	661
Total liabilities	63,060	65,326
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 35,496,927 and 34,559,522 shares issued, and 27,376,649 and 26,832,065 shares outstanding, respectively	355	346
Additional paid-in capital	101,547	95,063
Treasury stock, 8,120,278 and 7,727,457 common shares at cost, respectively	(62,048)	(60,164)
Retained earnings	93,709	81,109
Accumulated other comprehensive loss, net	(272)	(452)
Total stockholders’ equity	133,291	115,902
Total liabilities and stockholders’ equity	$196,351	$181,228

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2012 and 2011
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
REVENUES:
Gaming operations	$29,043	$23,426
Gaming equipment and system sales	10,114	6,425
Other	375	275
Total revenues	39,532	30,126
OPERATING COSTS AND EXPENSES:
Cost of gaming operations revenue(1)	2,182	2,273
Cost of equipment and system sales	4,175	3,378
Selling, general and administrative expenses	13,099	9,382
Write-off, reserve, impairment & settlement charges	—	203
Research and development	3,896	3,198
Amortization and depreciation	9,512	10,332
Total operating costs and expenses	32,864	28,766
Operating income	6,668	1,360
OTHER INCOME (EXPENSE):
Interest income	559	642
Interest expense	(357)	(813)
Other Income	129	677
Income before income taxes	6,999	1,866
Income tax expense	(181)	(686)
Net income	$6,818	$1,180

Basic income per common share	$0.25	$0.04
Diluted income per common share	$0.24	$0.04

Other comprehensive income:
Foreign Currency translation adjustments	331	334
Comprehensive income	$7,149	$1,514

Shares used in net income per common share:
Basic	27,251	27,508
Diluted	28,655	28,339
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

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
For the Six Months Ended March 31, 2012 and 2011
(In thousands, except per share data)
(Unaudited)

	Six Months Ended
	March 31,
	2012	2011
REVENUES:
Gaming operations	$53,944	$45,421
Gaming equipment and system sales	19,707	12,510
Other	676	802
Total revenues	74,327	58,733
OPERATING COSTS AND EXPENSES:
Cost of gaming operations revenue(1)	4,304	4,211
Cost of equipment and system sales	8,333	6,626
Selling, general and administrative expenses	24,651	20,762
Write-off, reserve, impairment & settlement charges	—	203
Research and development	7,374	6,394
Amortization and depreciation	19,202	20,320
Total operating costs and expenses	63,864	58,516
Operating income	10,463	217
OTHER INCOME (EXPENSE):
Interest income	1,012	1,435
Interest expense	(729)	(1,648)
Other Income	1,048	588
Income before income taxes	11,794	592
Income tax benefit (expense)	806	(786)
Net income (loss)	$12,600	$(194)

Basic income (loss) per common share	$0.46	$(0.01)
Diluted income (loss) per common share	$0.44	$(0.01)

Other comprehensive income:
Foreign Currency translation adjustments	180	623
Comprehensive income	$12,780	$429

Shares used in net income (loss) per common share:
Basic	27,454	27,774
Diluted	28,577	27,774
________________________________

(1)
Cost of gaming operations revenue exclude depreciation and amortization of gaming equipment, content license rights and other depreciable assets, which are included separately in the amortization and depreciation line item.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2012 and 2011
(In thousands)
(Unaudited)

	Six Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,600	$(194)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Amortization and depreciation	19,202	20,320
Accretion of contract rights	3,829	3,489
Share-based compensation	1,510	982
Other non-cash items	800	317
Interest income from imputed interest	(797)	(1,290)
Changes in operating assets and liabilities	491	1,543
NET CASH PROVIDED BY OPERATING ACTIVITIES	37,635	25,167

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(22,028)	(16,925)
Transfer of leased gaming equipment to inventory	2,496	643
Acquisition of intangible assets	(2,719)	(2,032)
Advances under development and placement fee agreements	(13,365)	(800)
Repayments under development agreements	7,479	7,084
NET CASH USED IN INVESTING ACTIVITIES	(28,137)	(12,030)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	4,983	2,022
Principal payments of long term debt	(1,850)	(375)
Proceeds from capital lease	366	—
Principal payments of capital leases	(34)	—
Purchase of treasury stock	(1,884)	(6,292)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,581	(4,645)

EFFECT OF EXCHANGE RATES ON CASH	(85)	427
Net increase in cash and cash equivalents	10,994	8,919
Cash and cash equivalents, beginning of period	46,710	21,792
Cash and cash equivalents, end of period	57,704	30,711

SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$571	$1,496
Income tax paid (refunded), net	$(946)	$24
NON-CASH TRANSACTIONS:
Property and equipment acquired through capital lease	$366	$—
Change in contract rights resulting from imputed interest on development agreement notes receivable	$65	$84

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

The Company's standalone gaming machines are primarily sold and placed in Class III settings while its central determinant and server-based centrally-linked products and systems are primarily sold and placed in Class II, video lottery terminal and electronic bingo settings. The Company uses the term Class III to refer to traditional slot machines that are placed or sold in commercial jurisdictions as well as compact games located in various tribal gaming jurisdictions. The Class II market is generally understood as the game of chance commonly known as bingo (whether or not electronic, computer, or other technological aids are used in connection therewith) associated with Native American gaming in the United States.

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

Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes contained within the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The unaudited condensed consolidated financial statements included herein as of March 31, 2012, and for each of the three- and six-month periods ended March 31, 2012 and 2011, have been prepared by the Company pursuant to accounting principles generally accepted in the United States ("U.S. GAAP"), and the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the period ended March 31, 2012 are not necessarily indicative of the results which will be realized for the year ending September 30, 2012. References to specific U.S. GAAP within this report cite topics within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). We have evaluated all subsequent events through the date that the condensed consolidated financial statements were issued.  The condensed consolidated balance sheet as of September 30, 2011 was derived from the audited consolidated financial statements at that date.

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

2.      SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates
The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples include share-based compensation, provisions for doubtful accounts, recoverability of notes, value added tax and other receivable balances, provision for slow-moving or obsolete inventory, estimated useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, valuation of deferred income taxes, and the provision for and disclosure of litigation and loss contingencies. Actual results may differ materially from these estimates in the future.

Reclassification
Reclassifications were made to the prior-period financial statements to conform to the current period presentation.  Such reclassifications include the cash flow line item, "transfer of leased gaming equipment to inventory" from previously filed reports was combined with the cash flow line item "acquisitions of property and equipment and leased gaming equipment." The statements of operations had the following reclassifications: (i) "cost of gaming operations revenue" was reclassified from "cost of equipment and system sales" and "selling, general and administrative expenses"; (ii) "research and development" was reclassified from "selling, general and administrative expenses"; and (iii) foreign exchange gains and losses have been reclassified to "other income (expense)" from "selling, general and administrative expenses". These reclassifications did not have an impact on the Company’s previously reported results of operations or earnings (loss) per share amounts.  Additionally, these reclassifications did not impact compliance with any applicable debt covenants in the Company’s credit agreement.

Revenue Recognition
The Company derives revenue from the following sources:

■	Gaming Operations
Participation revenue generated from the Company’s commercial products, Class III products, Native American Class II products, charity bingo and other bingo products, lottery systems, and Class III back office systems

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

For sales arrangements with multiple deliverables, the Company applies the guidance from ASU No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements.”  ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities; specifically, how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  In addition, the Company applies the guidance from ASU No. 2009-14, “Software (Topic 985), Certain Revenue Arrangements that Include Software Elements,” which affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole and clarifying what guidance should be used in allocating and measuring revenue.

The majority of the Company’s multiple element sales contracts are for some combination of gaming equipment, player terminals, content, system software, license fees, and maintenance. ASU No. 2009-13 states that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet both of the following criteria:

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

Inventory
The Company’s inventory consists primarily of completed player terminals, related component parts, and back-office computer equipment. Inventories are stated at average costs, which approximate the lower of cost (first in, first out) or market.

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

Management reviews long-lived asset classes for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. During the three-month periods ended March 31, 2012 and 2011, in the ordinary course of business activities or upon reviewing the nature of the assets, the Company charged operations by recording reserves or writing off $162,000 and $226,000, respectively, of property and equipment and leased gaming equipment.

Development and Placement Fee Agreements
The Company enters into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities. All or a portion of the funds provided under development agreements are reimbursed to the Company; while funding under placement fee agreements are not reimbursed. In return, the facility dedicates a percentage of its floor space to placement of the Company's player terminals, and the Company receives a fixed percentage of those player terminals' hold per day over the term of the agreement which is generally for 12 - 83 months. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of the Company's guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the operating profits of the facility to be used to repay some or all of the advances recorded as notes receivable. Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the gaming facility. In the past and in the future, the Company may by mutual agreement and for consideration, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset recovered for that particular development or placement fee agreement, if any, and the remaining net book value of the intangible asset is prospectively amortized on a straight-line method over the remaining estimated useful life.

Other Assets
Other assets consist of restricted cash, long-term pre-paids, and refundable deposits. At March 31, 2012 and September 30, 2011, the restricted cash balances were $618,000 and $679,000, respectively, representing the fair value of investments held by the Company's prize fulfillment firm related to outstanding MegaBingo® jackpot prizes.

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

Other Long-Term Liabilities
Other long-term liabilities include investments held at fair value by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities.  These annuities were $618,000 and $679,000 as of March 31, 2012 and September 30, 2011, respectively.

Other Income
Other income was $129,000 and $1.0 million for the three- and six-month periods ended March 31, 2012, respectively and $677,000 and $588,000 for the three- and six-month periods ended March 31, 2011 respectively. Other income primarily resulted from a gain on the exchange of used equipment with our third party equipment suppliers, as well as net gains or losses incurred on foreign currency transactions primarily related to our Mexico operations.

Research and Development Costs
We conduct research and development activities primarily to develop new gaming systems, gaming engines, casino data management systems, casino central monitoring systems, video lottery outcome determination systems, gaming platforms, and gaming content and to add enhancements to our existing product lines. We believe our ability to deliver differentiated, appealing products and services to the marketplace is based in our research and development investments, and we expect to continue to make such investments in the future. These research and development costs consist primarily of salaries and benefits, consulting fees, and an allocation of corporate facilities costs related to these activities. Once the technological feasibility of a project has been established, it is transferred from research to development, and capitalization of development costs begins until the product is available for general release. Research and development costs were $3.9 million and $7.4 million for the three- and six-month periods ended March 31, 2012, respectively, and $3.2 million and $6.4 million for the three- and six-month periods ended March 31, 2011, respectively.

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

Segment and Related Information
Although the Company has a number of operating divisions, the Company reports as one segment, as these divisions meet the criteria for aggregation as permitted by ASC Topic 280, “Segment Reporting.”  ASC 280-10-50-11, “Aggregation Criteria,” allows for the aggregation of operating segments if the segments have similar economic characteristics and if the segments are similar in each of the following areas:

1.	The nature of the products and services

2.	The nature of the production processes

3.	The type or class of customer for their products and services

4.	The methods used to distribute their products or provide their services

5.	The nature of the regulatory environment, if applicable

The Company is engaged in the business of designing, manufacturing, and distributing gaming machines, video lottery terminals, and associated systems and equipment, as well as the maintenance of these machines and equipment.   The Company also supplies the central determinant system for the video lottery terminals installed at racetracks in the State of New York. Our production process is essentially the same for the entire Company and is performed via outsourced manufacturing partners, as well as in house manufacturing performed primarily at our warehouse and assembly facility in Austin, Texas.  Our customers consist of entities in the business of operating gaming, bingo or lottery facilities, and include Native American Tribes, charity bingo operators, and commercial entities licensed to conduct such business in their jurisdictions.  The distribution of our products is consistent across the entire Company and is performed via an internal fleet of vehicles, as well as third party transportation companies.  The regulatory environment is similar in every jurisdiction in that gaming is regulated and our games must meet the regulatory requirements established.  In addition, the economic characteristics of each customer arrangement are similar in that we obtain revenue via a revenue share arrangement or direct sale of product or service, depending on the customer’s need.  These sources of revenue are consistent with respect to both product line and geographic area.

In addition, discrete financial information, such as costs and expenses, operating income, net income and EBITDA (earnings before interest expense, income taxes, depreciation, amortization, and accretion of contract rights), are not captured or analyzed by product line or geographic area.  Our Chief Operating Decision Maker analyzes our product performance based on average daily play on a game level basis, which is consistent across all product lines and geographic areas.  This average daily performance data along with customer needs are the key drivers for assessing how the Company allocates resources and assesses its operating performance.

Costs of Computer Software
Software development costs have been accounted for in accordance with ASC Topic 985, “Software.”  Under ASC Topic 985, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized software development costs of approximately $1.3 million and $1.2 million during the three-month periods ended March 31, 2012 and 2011, respectively, and $2.6 million and $1.9 million during the six-month periods ended March 31, 2012 and 2011, respectively. Software development costs primarily consist of personnel costs and gaming lab testing fees. The Company begins to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, not to exceed five years. Amortization of software development costs is included in amortization and depreciation in the accompanying condensed consolidated statements of operations.

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

The Company granted to certain of its employees the option to purchase, in the aggregate, 13,700 shares of the Company's common stock during the three months ended March 31, 2012 at an average fair value per share price of $8.25. The Company also granted to certain of its directors restricted stock in the aggregate of 48,000 shares during the three-months ended March 31, 2012 at an average fair value per share price of $10.16. Total pretax share-based compensation for the three- and six-month periods ended March 31, 2012 were $956,000 and $1.5 million, respectively. Total pretax share-based compensation for the three- and six-month periods ended March 31, 2011 were $493,000 and $982,000, respectively.

In the three-month periods ended March 31, 2012 and 2011, the Company did not recognize an income tax benefit for stock-based compensation arrangements as we determined that it is more likely than not that we will not be able to realize the benefit of deferred tax assets in the foreseeable future. As of March 31, 2012, $6.4 million of unamortized stock compensation expense, including estimated forfeitures, remained, which will be recognized over the vesting periods of the various stock option grants.

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

Recent Accounting Pronouncements Issued
In April 2010, the FASB issued new accounting guidance related to accruals for casino jackpot liabilities. Specifically, the guidance clarifies that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The new guidance is effective for fiscal years beginning on or after December 15, 2010. The new guidance will be applied by recording a cumulative-effect adjustment to opening retained earnings in the period of adoption. The Company adopted the guidance as of October 1, 2011, and it did not have a material impact on its consolidated results of operations, financial position or cash flows.

In April 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-02, "Receivables (Topic 310) - A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring" (ASU 2011-02). The guidance clarifies whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring is a troubled debt restructuring. The new guidance is effective for interim or annual periods beginning after June

15, 2011. The Company adopted the guidance as of October 1, 2011, and it did not have a material impact on its consolidated results of operations, financial position and cash flows.

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, "Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" (ASU 2011-04). The guidance improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The new guidance is effective for interim or annual periods beginning after December 15, 2011. The Company adopted the guidance as of October 1, 2011, and it did not have a material impact on its consolidated results of operations, financial position and cash flows.

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income" (ASU 2011-05). The guidance improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in comprehensive income, while facilitating the convergence of U.S. GAAP and IFRS. The guidance eliminates the option to present components of other comprehensive income as part of the statement of stockholders' equity, and instead requires a single continuous statement of comprehensive income as part of the statement of operations or a separate, but continuous, statement of other comprehensive income. The new guidance is effective for interim or annual periods beginning after December 15, 2011. The Company adopted the guidance as of October 1, 2011, and it did not have a material impact on its consolidated results of operations, financial position or cash flows, other than the presentation thereof.

3.  DEVELOPMENT AND PLACEMENT FEE AGREEMENTS

The Company enters into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities. All or a portion of the funds provided under development agreements are reimbursed to the Company; while funding under placement fee agreements are not reimbursed. In return, the facility dedicates a percentage of its floor space to placement of the Company's player terminals, and the Company receives a fixed percentage of those player terminals' hold per day over the term of the agreement which is generally for 12 - 83 months. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of the Company's guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the operating profits of the facility to be used to repay some or all of the advances recorded as notes receivable. Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the gaming facility. In the past and in the future, the Company may, by mutual agreement and for consideration, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset recovered for that particular development or placement fee agreement, if any, and the remaining net book value of the intangible asset is prospectively amortized on a straight-line method over the remaining estimated useful life.

On January 18, 2012 the Company announced that it had extended 1,709 unit placements, or 85% of the 2,009 units currently installed on a revenue sharing basis at WinStar World Casino and Riverwind Casino operated by the Chickasaw Nation in Oklahoma, for an additional 3.5 years subsequent to the respective future end dates of the original unit placement agreements which occur in the second half of Fiscal 2013.  In consideration of the long-term unit placement extensions, the Company paid unit placement fees of $13.2 million to the Chickasaw Nation.  The Company also agreed to reduce its revenue share percentage on approximately 1,000 units at WinStar World Casino with two pricing adjustments on July 16, 2013 and August 1, 2014, bringing the revenue share percentage on these units in line with the Company's other units deployed within the Chickasaw Nation's gaming facilities.

Management reviews intangible assets related to development agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstances during the three and six month periods ended March 31, 2012 , which required an impairment charge to the carrying value of intangible assets recorded in connection with development agreements.

The following net amounts related to advances made under development and placement fee agreements and were recorded in the following balance sheet captions:

	March 31, 2012	September 30, 2011
Included in:	(In thousands)
Notes receivable, net	$15,941	$22,689
Intangible assets – contract rights, net of accumulated amortization	$32,298	$22,697

4.      INVENTORY

Inventory consisted of the following (in thousands):

	March 31, 2012	September 30, 2011
Raw materials and component parts, net	$5,590	$4,971
Work in progress	3,324	705
Finished goods	837	1,615
Total Inventory	$9,751	$7,291

5.      PROPERTY AND EQUIPMENT AND LEASED GAMING EQUIPMENT

The Company’s property and equipment and leased gaming equipment consisted of the following (in thousands):

	March 31, 2012			September 30, 2011
	Cost	Accum. Depr.	Net Book Value	Cost	Accum. Depr.	Net Book Value
Rental pool – deployed	$167,066	$(127,314)	$39,752	$167,021	$(128,965)	$38,056
Rental pool – undeployed (1)	51,389	(47,365)	4,024	77,505	(71,068)	6,437
Machinery and equipment	11,706	(9,452)	2,254	12,109	(11,041)	1,068
Computer software	7,306	(6,357)	949	7,078	(6,239)	839
Vehicles	2,285	(1,498)	787	2,215	(1,747)	468
Other	4,367	(2,794)	1,573	3,166	(2,635)	531
Total property and equipment and leased gaming equipment	$244,119	$(194,780)	$49,339	$269,094	$(221,695)	$47,399
______________________________________

(1)	Gaming equipment and third-party gaming content licenses begin depreciating when they are available for customer use.

In accordance with ASC Topic 360, “Property, Plant, and Equipment,” the Company (i) recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows; and (ii) measures an impairment loss as the difference between the carrying amount and fair value of the asset. During the three and six month periods ended March 31, 2012 the Company did not experience a triggering event that would have caused an impairment analysis assessment.

During the three and six month periods ended March 31, 2012, in the ordinary course of business activities or upon reviewing the nature of the assets, the Company disposed or wrote off $162,000 and $591,000, respectively, of third-party gaming content licenses, Native American tribal gaming facilities and portable buildings, vehicles, deployed gaming equipment, or other equipment. In the same periods ended March 31, 2011, the Company disposed, wrote off or sold $226,000 and $265,000 respectively. During the three and six month periods ended March 31, 2012, the Company sold $1.3 million and $2.5 million, respectively, previously deployed gaming equipment, or other equipment. In the same periods ended March 31, 2011, the Company sold $521,000 and $643,000 respectively.

The rental pool includes leased gaming equipment placed under participation arrangements that are either at customer facilities (rental pool – deployed) or warehoused by the Company for future deployment (rental pool – undeployed).

6.      INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following (in thousands):

	March 31, 2012			September 30, 2011			Estimated Useful Lives
	Cost	Accum. Amort.	Net Book Value	Cost	Accum. Amort.	Net Book Value
Contract rights under development and placement fee agreements	$63,912	$(31,614)	$32,298	$50,483	$(27,785)	$22,698	1-7 years
Internally-developed gaming software	38,492	(32,975)	5,517	35,904	(30,970)	4,934	1-5 years
Patents and trademarks	7,009	(6,352)	657	6,920	(6,157)	763	1-5 years
Other	250	(250)	—	250	(250)	—	3-5 years
Total intangible assets, net	$109,663	$(71,191)	$38,472	$93,557	$(65,162)	$28,395

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements or placement fees. The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the accompanying condensed consolidated statements of operations.

Internally developed gaming software is accounted for under the provisions of ASC Topic 985 “Software” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally-developed games over a twelve month period, gaming engines over an eighteen month period, gaming systems over a three-year period and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the three- and six-month periods ended March 31, 2012, amortization expense related to internally-developed gaming software was $1.1 million and $2.0 million, respectively, and $810,000 and $1.6 million, respectively, for the three- and six-month periods ended March 31, 2011. During the three- and six-month periods ended March 31, 2012, the Company had write-offs related to internally-developed gaming software and patents and trademarks of $23,000 and $42,000, respectively, compared to write-offs of $30,000, for the three- and six-month periods ended March 31, 2011.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No triggering events were identified for the three- and six-month periods ended March 31, 2012.

7.      NOTES RECEIVABLE

The Company’s notes receivable consisted of the following:

	March 31, 2012	September 30, 2011
	(In thousands)
Notes receivable from development agreements	$16,893	$24,372
Less imputed interest discount reclassed to contract rights	(952)	(1,684)
Notes receivable from equipment sales and other	1,321	2,041
Notes receivable, net	17,262	24,729
Less current portion	(13,315)	(14,280)
Notes receivable – non-current	$3,947	$10,449

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.  Notes receivable from equipment sales consisted of financial instruments issued by customers for the purchase of player terminals and licenses, and bore interest at 2.61% as of March 31, 2012. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the fair market value of such equipment, if repossessed, may be less than the note receivable outstanding.

8.  VALUE ADDED TAX RECEIVABLE

The Company's value added tax (VAT) receivable is a receivable from the Mexican taxing authority primarily related to a value added tax levied on product shipments originating outside of Mexico.  At March 31, 2012 and September 30, 2011, the Company’s VAT receivable was $3.2 million and $2.8 million, respectively.  The majority of the VAT receivable relates to equipment shipments that occurred in 2006 and 2007.

The Company has received rulings from the Mexican taxing authority for 2006 and 2007 indicating that the Mexican taxing authority has challenged the registration of certain of the Company's transactions that have generated a VAT receivable of approximately $404,000, all of which has been fully reserved.  Although the Company has fully reserved this amount, it has formally contested these rulings, and continues to believe it has the necessary evidence for a reasonable defense. However, the final resolution of the contested balances remains uncertain and may adversely affect the carrying value of the receivable and may have an adverse effect on the Company's foreign income tax expense. See Note 13 of the Notes to Condensed Consolidated Financial Statements "Commitments and Contingencies."

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consisted of the following:

	March 31, 2012	September 30, 2011
	(In thousands)
Trade accounts payable	$8,709	$8,781
Accrued expenses	7,852	7,222
Accrued bonus and salaries	5,533	5,622
Marketing reserve	2,668	2,749
Other	936	1,481
Accounts payable and accrued liabilities	$25,698	$25,855

10.      CREDIT AGREEMENT, LONG-TERM DEBT, AND CAPITAL LEASES

The Company’s Credit Agreement, long-term debt consisted of the following:

	March 31, 2012	September 30, 2011
	(In thousands)
Term loan facility	$35,150	$37,000
Less: current portion of long-term debt	(3,700)	(3,700)
Long-term debt, less current portion	$31,450	$33,300

The Company's Credit Agreement, dated as of April 27, 2007, as amended (the "Original Credit Agreement") was collateralized by substantially all of the Company’s assets, and also contained financial covenants as defined in the agreement. The Original Credit Agreement required certain mandatory prepayments be made on the term loan from the net cash proceeds of certain asset sales and condemnation proceedings (in each case to the extent not reinvested, within certain specified time periods, in the replacement or acquisition of property to be used in its businesses). The Original Credit Agreement provided the Company with the ability to finance development agreements and acquisitions and working capital for general corporate purposes. Advances under the revolving credit commitment and the term loan were set to mature on April 27, 2012.

On August 3, 2011, the Company entered into an amended and restated credit agreement with Comerica Bank in its capacity as administrative agent and lead arranger and Wells Fargo Bank, N.A., as syndication agent (the "Amended Credit Agreement") to provide the Company a $74 million credit facility which replaced its previous credit facility in its entirety. The Amended Credit Agreement consists of three facilities: an approximately $20.6 million revolving credit facility, a $37 million term loan, and an approximately $16.4 million draw-to term loan. The Amended Credit Agreement, and advances made thereunder, matures on August 3, 2016. The term loan is amortized on a straight-line basis over a ten-year period, payable in equal quarterly installments of $925,000. The revolving credit facility and the draw-to term loan provide the Company the ability to finance development and placement agreements, acquisitions, and working capital for general corporate purposes.

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

The Company obtained Level I pricing on December 5, 2011 upon delivering its financial statements for the year ended September 30, 2011.

The Amended Credit Agreement is collateralized by substantially all of the Company’s assets. The Company is subject to two primary financial covenants: a total leverage ratio and a fixed charge coverage ratio. The total leverage ratio is calculated as total net funded debt to EBITDA (net income before interest expense, tax expense, depreciation and amortization expense, stock compensation expense and any extraordinary, unusual or non-cash non-recurring expenses up to $7.5 million for any trailing twelve month period). Total net funded debt is defined as total funded debt of the Company less cash in excess of $10.0 million. The Company will be required to maintain a total leverage ratio of 1.5 to 1.0.

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

compared to fixed charges, which include interest expense and all regularly scheduled installments of principal. The Company is required to maintain a fixed charge coverage ratio of 1.2 to 1.0.

As of March 31, 2012, the Company was in compliance with all loan covenants, the $35.2 million term loan bore interest at 3.24% and the Company had approximately $37.0 million available under the Amended Credit Agreement, subject to covenant restrictions. Availability under the Amended Credit Agreement is reduced to the extent of a $3.5 million outstanding letter of credit.

Capital lease obligations represent various three-to-five-year loans for the purchase of automobiles and property and equipment totaling approximately $332,000.

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

	Three months ended		Six months ended
	March 31,		March 31,
	2012	2011	2012	2011
Net income (loss) available to common shareholders (in thousands)	$6,818	$1,180	$12,600	$(194)
Weighted average common shares outstanding	27,250,810	27,508,494	27,453,705	27,774,484
Effect of dilutive securities:
Options	1,404,417	830,176	1,123,574	—
Weighted average common and potential shares outstanding	28,655,227	28,338,670	28,577,279	27,774,484
Basic income (loss) per share	$0.25	$0.04	$0.46	$(0.01)
Diluted income (loss) per share	$0.24	$0.04	$0.44	$(0.01)

In the three- and six-month periods ended March 31, 2012, options to purchase approximately 1.1 million shares of common stock, with exercise prices ranging from $6.73 to $18.71 for the three month period and $5.75 to $18.71 for the six-month period ended March 31, 2012, were not included in the computation of dilutive income per share, due to their antidilutive effect.

In the three- and six-month periods ended March 31, 2011, options to purchase approximately 2.4 million and 3.8 million shares of common stock, with exercise prices ranging from $3.86 to $18.71 for the three-month period and $1.61 to $18.71 for the six-month period, respectively, were not included in the computation of dilutive income or loss per share, due to their antidilutive effect. In addition, for the six-month period ended March 31, 2011, approximately 2.5 million equivalent shares were not included, due to the loss generated in the period.

12.    COMMON STOCK REPURCHASE PROGRAM

On December 3, 2010, the Company announced that its Board of Directors had authorized the repurchase of $15.0 million of its common stock over the next three-year period. During the three-month period ended March 31, 2012, the Company purchased no shares of its common stock. During the six month period ended March 31, 2012, the Company purchased 392,821 shares of its common stock for approximately $1.9 million at an average cost of $4.78 per share, exclusive of broker fees. From inception of the program through March 31, 2012, the Company has purchased approximately 2.2 million shares of its common stock for $11.9 million at an average cost of $5.36 per share, exclusive of broker fees. At March 31, 2012, approximately $3.1 million remained on the repurchase authorization. The share repurchase program is subject to a 10b5-1 plan, in which purchases may be made from time to time in the open market, subject to certain pricing parameters and the Company's Credit Agreement.

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

The Company is the subject of various pending and threatened claims in the ordinary course of business. The Company believes that any liability resulting from these various other claims will not have a material adverse effect on its results of operations, financial condition, or regulatory licenses or approvals; however, it is possible that extraordinary or unexpected legal fees could adversely impact our financial results during a particular fiscal period. During its ordinary course of business, the Company enters into obligations to defend, indemnify and/or hold harmless various customers, officers, directors, employees, and other third parties. These contractual obligations could give rise to additional litigation costs and involvement in court proceedings.

Alabama Litigation. The Company is involved in five lawsuits, as further described below, related to its former charity bingo operations in the state of Alabama. While the Company continues to believe that these lawsuits are no longer material from a pure damages perspective, a finding in any of these cases that electronic charity bingo was illegal in Alabama during the pertinent time frame could potentially have material adverse regulatory consequences for the Company in other jurisdictions. Four of the lawsuits are pending in federal court and were filed on behalf of individuals who claim to be patrons of either White Hall Entertainment Center in Lowndes County, Alabama or VictoryLand in Shorter, Alabama, and include several claims related to the alleged illegality of electronic charity bingo in Alabama. The fifth lawsuit is a civil forfeiture action brought by the State of Alabama that arose out of the seizure of equipment at White Hall Entertainment Center in Lowndes County, Alabama, and in which we intervened. An estimate of possible loss or range of possible losses cannot be made with respect to these matters.

Ethel Adell, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on February 16, 2010, in the United States District Court for the Middle District of Alabama, Eastern Division, on behalf of over 800 plaintiffs against the Company and others. The plaintiffs, who claim to have been patrons of VictoryLand, allege that the Company participated in gambling operations that violated Alabama state law by supplying to VictoryLand electronic bingo machines played by the plaintiffs and the plaintiffs originally sought damages based on Ala. Code, Sec 8-1-150(A), the Alabama Deceptive Trade Practices Act, and the Racketeer Influenced and Corruption Organizations Act 18 U.S.C. sec 1961(1) (“RICO”). On April 28, 2010, the Company filed a motion to dismiss the entire complaint pursuant to Rules 12(b)(2), (5), and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against the Company upon which relief could be granted. On March 31, 2011, the court entered an order dismissing the RICO claim and the Alabama Deceptive Trade Practices Act claim but declined to dismiss the 8-1-150(A) claim at this stage of the litigation. With respect to the still pending claim pursuant to Ala. Code, Sec 8-1-150(A), the plaintiffs seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint. On April 28, 2011, the Company filed an answer and affirmative defenses to the complaint. The parties proposed to the court a phased scheduling order that allows for an initial phase involving discovery related only to gathering and analysis of electronic data from player tracking and accounting systems at VictoryLand during the relevant time frame. The court adopted and entered the proposed scheduling order on June 23, 2011. Subject to the execution of a definitive settlement agreement, the Company has agreed to resolve the lawsuit for an amount which is not material to the Company, or its financial results, in any one quarter. However, given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences to the Company in other jurisdictions. Under the proposed settlement, no such finding of illegality has been or will be made.

Walter Bussey, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010, in the United States District Court for the Middle District of Alabama, Eastern Division, against the Company and others. The plaintiffs, who claim to have been patrons of VictoryLand, allege that the Company participated in gambling operations that violated Alabama state law by supplying to VictoryLand electronic bingo machines played by the plaintiffs and originally sought damages based on both Ala. Code, Sec 8-1-150(A) and RICO, and have requested that the court certify the action as a class action. On April 28, 2010, the Company filed a motion to dismiss the entire complaint pursuant to Rules 12(b)(2), (5), and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against the Company upon which relief could be granted. After the Company filed its motion to dismiss, the plaintiffs voluntarily dismissed their RICO claim, leaving only a claim for recovery of gambling losses under Ala. Code Sec. 8-1-150(A). With respect to the still pending claim pursuant to Ala. Code, Sec 8-1-150(A), the plaintiffs seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint. On March 31, 2011, the court entered an order declining to dismiss the 8-1-150(A) claim at this stage of the litigation. The court noted, however, that “each Plaintiff has the burden of proving a wager between he or she and each Defendant.” On April 28, 2011, the Company filed an answer and affirmative defenses to the complaint. The parties proposed to the court a phased scheduling order that allows for an initial phase involving discovery related only to gathering and analysis of electronic data from player tracking and accounting systems at VictoryLand during the relevant time frame. The court adopted and entered the proposed scheduling order on July 28, 2011. The parties currently are engaged in written discovery. The Company, along with other gaming manufacturers, continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences to the Company in other jurisdictions.

Ozetta Hardy v. Whitehall Gaming Center, LLC, et al., a civil action, was filed against Whitehall Gaming Center, LLC (an entity that does not exist), Cornerstone Community Outreach, Inc., and Freedom Trail Ventures, Ltd., in the Circuit Court of Lowndes County, Alabama. On June 3, 2010, plaintiffs filed an amended complaint adding the Company and other manufacturers. The plaintiffs, who claim to have been patrons of White Hall, allege that the Company participated in gambling operations that violated Alabama state law by supplying to White Hall electronic bingo machines played by the plaintiffs, seek recovery of gambling losses based on Ala. Code, Sec 8-1-150(A), and have requested that the court certify the action as a class action. On July 2, 2010, the defendants removed the case to the United States District Court for the Middle District of Alabama, Northern Division. On July 9, 2010, the Company filed a motion to dismiss the complaint pursuant to Rules 12(b)(2), (5), and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against the Company upon which relief could be granted. On September 7, 2010, the court, without opinion, denied the Company's motion to dismiss. The court then entered a scheduling order that bifurcates the case to allow for resolution of class certification issues before consideration of the merits. Following several months of discovery on the class certification issues, on March 15, 2011, the plaintiffs filed a motion for class certification. On April 15, 2011, the Company filed an opposition to the plaintiffs' motion for class certification. The plaintiffs then filed a reply, and the Company filed a sur-reply arguing that the plaintiffs misstated the burden of proof in their reply. Plaintiffs' motion for class certification has been fully briefed. The court has not ruled on the plaintiffs' motion for class certification. With respect to the still pending claim pursuant to Ala. Code, Sec 8-1-150(A), the plaintiffs seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome. A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences to the Company in other jurisdictions.

Lafayette Adams, et al. v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on October 6, 2010, in the Circuit Court of Macon County, Alabama, on behalf of hundreds of plaintiffs against Macon County Greyhound Park, Inc. d/b/a VictoryLand. On January 25, 2011, the plaintiffs filed an amended complaint adding the Company and other manufacturers. The plaintiffs, who claim to have been patrons of VictoryLand, allege that the Company participated in gambling operations that violated Alabama state law by supplying to VictoryLand electronic bingo machines played by the plaintiffs and seek recovery of gambling losses based on Ala. Code, Sec 8-1-150(A). On February 22, 2011, the case was removed to the United States District Court for the Middle District of Alabama, Eastern Division, and is now pending in such federal court. The plaintiffs filed a motion to remand the case back to state court. On March 8, 2011, the Company filed a motion to dismiss the complaint based, in part, on the grounds that the plaintiffs failed to state a claim against the Company upon which relief could be granted. On April 18, 2011, the plaintiffs filed a response to our motion to dismiss. On the same day, the Company and two other defendants filed oppositions to the plaintiffs' motion to remand the case to state court. On November 3, 2011, the court entered an order denying the plaintiffs' motion to remand. On November 10, 2011, the court entered an order denying the Company's motion, at this stage of the case, to dismiss the complaint. With respect to the still pending claim pursuant to Ala. Code, Sec 8-1-150(A), the plaintiffs seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences to the Company in other jurisdictions.

State of Alabama v. Chad Dickie, et al., a civil forfeiture action, was filed by the State of Alabama against certain property seized in connection with the March 19, 2009 raid of White Hall Entertainment Center in Lowndes County, including certain of the Company's property. The case was filed in the Circuit Court of Lowndes County on April 21, 2009. On October 15, 2010, the Company, along with other manufacturers, filed a motion to intervene in the action in order to defend against contentions that the Company's property was used in the operation of illegal gambling activity. On October 21, 2010, the court entered an order granting the Company's motion to intervene. The parties mediated the case, but were unable to reach a resolution. On April 17, 2012, the court denied a motion for summary judgment filed by the State of Alabama on October 22, 2010, and set an expedited scheduling order on April 18, 2012, in order to complete discovery. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.  An unfavorable result in this case, including a finding that electronic bingo was illegal in Alabama during the pertinent time frame, or that the Company violated the law, could have adverse regulatory consequences to the Company in other jurisdictions.

Mexico Income Tax Audit

The Company's Mexican subsidiary, Multimedia Games de Mexico 1, S. de R.L. de C.V., or Multimedia Games de Mexico, has been under audit by the Mexico taxing authorities for the periods ended December 31, 2006 and 2007.

Regarding the 2006 tax year, on November 8, 2011, the Company filed an appeal against a resolution obtained from the Federal Tribunal of Fiscal and Administrative Justice, which was registered under docket number 25591/10-17-01-6. On March 30, 2012, this appeal was admitted to the Eighteenth Collegiate Tribunal of Administrative Matters of the First Circuit (Federal Court of Mexico), for its final resolution, where it was registered under docket number 214/2012 and is currently pending. Management continues to believe that it has a reasonable defense against this assessment and expects the ultimate assessment to range from $0 to $19,000.

On November 19, 2010, the Company filed before the taxing authorities an administrative appeal against the resolutions set forth by the taxing authorities in ruling number 500-74-02-04-03-2010-9403, which assessed an income and value added tax deficiency to Multimedia Games de Mexico for the 2007 tax year. In ruling number 600-27-00-02-00-2011 MAIB - 13370, issued by the South Local Administration of the Federal District of the Tax Administration Service, the Mexican tax authorities ruled on the appeal and reduced the total amount assessed for the 2007 year to approximately $2.8 million, a significant reduction from the previous assessment of approximately $14.9 million. However, management continues to believe that the Company still has a reasonable defense against this lowered assessment and expects the ultimate assessment to range from $0 to $2.8 million. Accordingly, on December 14, 2011, Multimedia Games de Mexico filed, before the Federal Tribunal of Fiscal and Administrative Justice, a lawsuit against the remaining $2.8 million assessment for 2007. The lawsuit was remitted for its study and resolution to the Eleventh Regional Metropolitan Division of the Federal Tribunal of Fiscal and Administrative Matters, and was registered under docket number 31987/11-17-11-8 and is now pending. Multimedia Games de Mexico has submitted evidentiary documentation in support of its complaint and is awaiting review. In January 2012, a bond of $2.8 million, using a $3.5 million standby letter of credit issued under the Company's domestic credit facility, was provided to the taxing authorities as collateral for the potential assessment based on the taxing authorities' current estimate of tax due; however, because management continues to believe that a loss is not probable, it cannot reasonably estimate the amount at this time, and thus has not recorded a reserve for this matter, although it is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flow.

14.      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued, and determined that no events, other than those disclosed within the footnotes hereto, have occurred subsequent to March 31, 2012 that warrant additional disclosure or accounting considerations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUTURE EXPECTATIONS AND FORWARD-LOOKING STATEMENTS

Multimedia Games has made forward-looking statements in this Quarterly Report on Form 10-Q that are subject to risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future actions, operating results, liquidity, capital expenditures, cash management and financial discipline, product, system and platform development and enhancements, customer and strategic relationships with third parties, strategies, initiatives, legal and regulatory uncertainties, including outcomes of litigation, the effects of such outcomes upon our business, changes in existing laws and regulations or in the interpretation of such laws and regulations, entry into new markets or jurisdictions or the obtaining of new licenses. The forward-looking statements may be preceded by, followed by or include the words “may,” “might,” “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate,” “continue,” or the negative or other variations thereof or comparable terminology that convey the uncertainty of future events or outcomes. All forward-looking statements are based on current expectations and projections of future events. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

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

We are focused on growing by executing a business plan focused on the following key initiatives: Class II and Class III product expansion in existing and new jurisdictions throughout the country, profit increases through prudent expense management and capital investments, and the creation of products and technologies that can contribute to our growth into new markets, pending regulatory approvals.

As part of our revenue growth initiative, we remain focused on expanding market share through new product introductions and more effective utilization of sales and marketing efforts across the organization. In addition, we continue to derive a majority of our gaming revenues from participation, or revenue share, agreements.  Under our participation agreements, we place player terminals and systems, along with our proprietary and other licensed game content, at a customer's facility in return for a share of the revenues that these terminals and systems generate. We also generate revenue from the sale of gaming units and systems and seek to expand the use of for-sale revenue as we expand into additional gaming markets and jurisdictions throughout the country and with our current customer base. The creation of our proprietary products and market expansion is a key area of focus for our company.

In addition, we generate revenues by providing the central determinant system for video lottery terminals installed at racetracks in the State of New York and operated by the New York State Division of the Lottery.  We design and develop content for our gaming systems and also offer game themes that we have licensed from others. We currently operate in one business segment.

RESULTS OF OPERATIONS

Three- and Six-Month Periods Ended March 31, 2012 Compared to Three- and Six-Month Periods Ended March 31, 2011

Below are our revenues and costs and expenses for the periods noted above.  This information should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2012	2011	% change	2012	2011	% change
	(in thousands)			(in thousands)
Revenue
Gaming Operations
Participation revenue	$25,021	$21,307	17.4%	46,687	41,285	13.1%
Lottery	4,022	2,119	89.8%	7,257	4,136	75.5%
Gaming Equipment and Systems Sales
Player terminal and equipment sales	7,877	4,406	78.8%	15,725	8,935	76.0%
Systems and Licensing	2,237	2,019	10.8%	3,982	3,575	11.4%
Other Revenue	375	275	36.4%	676	802	(15.7)%
Total Revenue	39,532	30,126	31.2%	74,327	58,733	26.6%
Costs and Expenses
Cost of gaming operations revenue	2,182	2,273	(4.0)%	4,304	4,211	2.2%
Cost of equipment and systems sales	4,175	3,378	23.6%	8,333	6,626	25.8%
Selling, general and administrative	13,099	9,382	39.6%	24,651	20,762	18.7%
Write-off, reserve, impairment & settlement charges	—	203	(100.0)%	—	203	(100.0)%
Research and development	3,896	3,198	21.8%	7,374	6,394	15.3%
Amortization and depreciation	9,512	10,332	(7.9)%	19,202	20,320	(5.5)%
Other income, net	331	506	(34.6)%	1,331	375	254.9%

	March 31,
	2012	2011	% change
End-of-period installed player terminal base:
Oklahoma	7,679	7,396	3.8%
Mexico	1,281	4,551	(71.9)%
Other	2,212	1,457	51.8%
Total participation units	11,172	13,404	(16.7)%

Three Months Ended March 31, 2012, Compared to Three Months Ended March 31, 2011

Total revenues for the three months ended March 31, 2012, were $39.5 million, compared to $30.1 million for the three months ended March 31, 2011, a $9.4 million or 31.2% increase.

Gaming Operations – Participation revenue

•
Oklahoma gaming revenues were $17.0 million in the three months ended March 31, 2012, compared to $15.3 million in the three months ended March 31, 2011, an increase of $1.7 million, or 11.4%. The increase in revenue is attributable to an increase in Oklahoma’s installed base of participation games and overall increase in game performance, including a 9% increase from our largest customer. The installed base as of March 31, 2012 was 7,679 compared to 7,396 as of March 31, 2011, a 283 unit or 3.8% increase.   During the period we extended the unit placement arrangement with our largest customer, as part of this extension we agreed to decrease the revenue share percentage on approximately 1,000 units to bring them in line with industry standards, as well as other units deployed at this customer's facilities. This decrease in revenue share percentage will occur in two pricing adjustments on July 16, 2013 and August 1, 2014. The pricing and unit adjustments are expected to be offset by continued expansion in Oklahoma and other jurisdictions.

•
Other domestic gaming operations revenue relates to participation revenue primarily from the following states, Washington, California, New York, Wisconsin, and Alabama; and also includes revenue from Texas, Minnesota, Kansas, Idaho, Iowa, Mississippi, Louisiana, Florida, Connecticut, New Mexico, Arizona, Idaho, Indiana and Rhode Island.  Gaming operations revenue from these states combined was $7.4 million in the three months ended March 31, 2012 compared to $4.3 million during the same period of 2011, a $3.1 million or 71.8%, increase.  The increase in gaming operations revenue in these states was primarily the result of an increase in our installed base of participation games, as well as an increase in back office fees received on player terminals sold in a market which utilizes our back office equipment. The end of period participation unit count for these states increased to 2,212 as of March 31, 2012 from 1,457 as of March 31, 2011, a 51.8% increase in our domestic footprint, outside of Oklahoma.

•
Revenues from the Mexico market were $636,000 in the three months ended March 31, 2012 and $1.7 million during the same period of 2011, a decrease of $1.1 million or 63.6%. The decrease in revenue is attributable to a decrease in Mexico's installed player terminals. As of March 31, 2012, we had installed 1,281 player terminals in Mexico compared to 4,551 terminals installed at March 31, 2011, a decrease of 3,270, or 71.9%. The reduction in the number of units and corresponding reduction in revenue relates to our planned strategy to optimize our deployed capital in Mexico. As part of this strategy we have and expect to continue to remove older games from our customer locations and replace units at a conservative pace to maximize the return on investment and expect revenues from Mexico to continue to decrease for a period of time.

Gaming Operations – Lottery

•
Revenues from the New York Lottery system increased $1.9 million, or 89.8%, to $4.0 million in the three months ended March 31, 2012, from $2.1 million in the three months ended March 31, 2011. The increase is attributable to the opening of the Resorts World Casino in New York, New York on October 28, 2011, which resulted in the addition of 2,500 video lottery terminals and electronic table games in the initial phase and approximately 2,500 additional units on December 15, 2011. This increased the total number of units within the New York Lottery system from 12,500 as of March 31, 2011 to approximately 17,200 as of March 31, 2012.

Gaming Equipment and System Sales –Player Terminal and Equipment Sales

•
Player terminal and equipment sales were $7.9 million for the three months ended March 31, 2012, and $4.4 million for the three months ended March 31, 2011, an increase of $3.5 million or 78.8%. Revenue from the sale of player terminals for the three months ended March 31, 2012 were $7.0 million on the sale of 472 proprietary units, compared to $3.6 million on the sale of 240 proprietary units for the three month period ended March 31, 2011.  Gaming equipment sales were $245,000 for the three-month period ended March 31, 2012, compared to $512,000 in the March 31, 2011 period.  Generally, gaming equipment sales include ancillary equipment necessary for the full functionality of the player terminals in a casino.  Player terminal and equipment sales also include $597,000 and $316,000 related to deferred revenue recognized during the three-month periods ended March 31, 2012 and 2011, respectively, due to final execution of deliverables or mutual agreement to changes in contract terms. The increase in this quarter for player terminal and equipment sales is attributable to the continued growth in new markets.

Gaming Equipment and System Sales – Systems and Licensing

•
Systems and licensing sales revenue was $2.3 million for the three months ended March 31, 2012, and $2.0 million for the three months ended March 31, 2011, a $245,000, or 12.1%, increase. Systems and licensing revenue for the three months ended March 31, 2012 relates to (i) $1.5 million of licenses associated with the player terminal sales during the period; (ii) $488,000 of license revenue from game conversions; and (iii) $259,000 of systems and game themes sold in prior periods being amortized to revenue from deferred revenue over the contract period.  Systems and licensing revenue for the three months ended March 31, 2011 relates to $1.4 million of systems and game themes sold in prior periods being recognized from deferred revenue during the period; and $585,000 of licenses associated with the player terminal sales during the period. The increase in this quarter for systems and licensing is primarily attributable to sale of licenses related to player terminal sales.

Other Revenue

•
Other revenue was $375,000 for the three months ended March 31, 2012 and $275,000 for the three months ended March 31, 2011, a $100,000, or 36.4%, increase. This increase relates to an increase of a gain on disposed assets in the three months ended March 31, 2012.

Cost of Gaming Operations Revenue

•
Total cost of gaming operations revenue, which includes royalty and participation fees, decreased $91,000, or 4.0%, to $2.2 million in the three months ended March 31, 2012, from $2.3 million in the three months ended March 31, 2011. Costs of gaming operations revenue decreased primarily due to fewer participation fees paid to third-parties for their leased machines.

Cost of Equipment & System Sales

•
Cost of equipment and system sales increased $797,000, or 23.6%, to $4.2 million in the three months ended March 31, 2012, from $3.4 million in the three months ended March 31, 2011. Cost of equipment and system sales for the three months ended March 31, 2012 includes (i) $3.6 million related to the player terminal sales; (ii) $265,000 related to the sale of gaming equipment during the period, and (iii) $326,000 of costs of prior period shipments being amortized from deferred revenue over the contract period.  Cost of equipment and system sales for the three months ended March 31, 2011 includes (i) $1.9 million related to player terminal sales; (ii) $1.3 million of costs of prior period shipments being amortized from deferred revenue over the contract period; and (iii) $188,000 relate to the sale of gaming equipment during the period.

Selling, General and Administrative Expenses

•
Selling, general and administrative expenses, or SG&A, increased approximately $3.7 million, or 39.6%, to $13.1 million for the three months ended March 31, 2012, from $9.4 million in the same period of 2011. This increase was primarily a result of (i) an increase in salaries and wages and employee benefits of $870,000 to retain and attract employees; (ii) an increase in annual incentive compensation of $800,000; (iii) an increase in stock compensation expense of $460,000; (iv) an increase in inventory expense and repair and maintenance of $670,000; (v) an increase in miscellaneous expense and other taxes of $700,000, which relates to license fees and a one-time charitable donation; and (vi) an increase of $122,000 for advertising expenses primarily related to the launch of our TournEvent of Champions tournament.

Research & Development

•
Research and development costs increased approximately $698,000, or 21.8%, to $3.9 million for the three months ended March 31, 2012, from $3.2 million in the same period of 2011. Our research and development costs increased primarily due to additional contract labor and game lab testing fees.

Depreciation and Amortization

•
Depreciation expense decreased $1.1 million, or 11.4%, to $8.3 million for the three months ended March 31, 2012 from $9.4 million for the three month period ended March 31, 2011, primarily as a result of certain assets becoming fully depreciated. Amortization expense increased $253,000, or 27.3%, to $1.2 million for the three months ended March 31, 2012, compared to $927,000 for the same period of 2011, primarily because of an increase in capitalized software costs, which led to an increase in the associated amortization expense.

Other Income and Expense

•
Interest income decreased $83,000, or 12.9%, to $559,000 for the three months ended March 31, 2012, from $642,000 in the same period of 2011 due to reduced outstanding note receivable balances. For the three months ended March 31, 2012, the Company recorded imputed interest of $379,000 relating to development agreements with an imputed interest rate range of 5.25% to 9.0%, compared to $604,000 for the same period in 2011.

•
Interest expense decreased $456,000, or 56.1%, to $357,000 for the three months ended March 31, 2012, from $813,000 in the same period of 2011 due to a significant reduction in interest rates charged under our amended credit agreement and a reduction in the outstanding debt balance.

•
Other income decreased $548,000 to $129,000 for the three months ended March 31, 2012, from $677,000 in the same period of 2011 from a decrease in gains on the exchange of used equipment with our third party equipment suppliers, as well as net losses incurred on foreign currency transactions primarily related to our Mexico operations.

Income Taxes

•
Income tax expense decreased by $505,000 to $181,000 for the three months ended March 31, 2012, from $686,000 in the same period of 2011. The current period change is primarily related to changes in the valuation allowance, the Alternative Minimum Tax and state taxes. These figures represent effective income tax rates of 2.6% and 36.8% for the three months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, we have fully reserved for all of our deferred tax assets as we determined that it is more likely than not that we will not be able to realize the benefit of those assets in the foreseeable future.

Six Months Ended March 31, 2012, Compared to Six Months Ended March 31, 2011

Total revenues for the six months ended March 31, 2012, were $74.3 million, compared to $58.7 million for the six months ended March 31, 2011, a $15.6 million or 26.6% increase.

Gaming Operations – Participation revenue

•
Oklahoma gaming revenues were $31.8 million in the six months ended March 31, 2012, compared to $29.8 million in the six months ended March 31, 2011, an increase of $2.0 million, or 6.8%. The increase in revenue is attributable to an increase in Oklahoma’s installed base of participation games and overall increase in game performance, including a 6% increase from our largest customer. The installed base as of March 31, 2012 was 7,679 compared to 7,396 as of March 31, 2011, a 283 unit or 3.8% increase.  During the period we extended the unit placement arrangement with our largest customer, as part of this extension we agreed to decrease the revenue share percentage on approximately 1,000 units to bring them in line with industry standards, as well as other units deployed at this customer's facilities. This decrease in revenue share percentage will occur in two pricing adjustments on July 16, 2013 and August 1, 2014. The pricing and unit adjustments are expected to be offset by continued expansion in Oklahoma and other jurisdictions.

•
Other domestic gaming operations revenue relates to participation revenue primarily from the following states, Washington, California, New York, Wisconsin, and Alabama; and also includes revenue from Texas, Minnesota, Kansas, Idaho, Iowa, Mississippi, Louisiana, Florida, Connecticut, New Mexico, Arizona, Idaho, Indiana and Rhode Island.  Gaming operations revenue from these states combined was $13.3 million in the six months ended March 31, 2012 compared to $7.8 million during the same period of 2011, a $5.5 million or 71.8%, increase.  The increase in gaming operations revenue in these states was primarily the result of an increase in our installed base of participation games, as well as an increase in back office fees received on player terminals sold in a market which utilizes our back office equipment. The end of period participation unit count for these states increased to 2,212 as of March 31, 2012 from 1,457 as of March 31, 2011, a 51.8% increase in our domestic footprint, outside of Oklahoma.

•
Revenues from the Mexico market were $1.6 million in the six months ended March 31, 2012 and $3.7 million during the same period of 2011, a decrease of $2.1 million or 57.5%. The decrease in revenue is attributable to a decrease in Mexico's installed player terminals. As of March 31, 2012, we had installed 1,281 player terminals in Mexico compared to 4,551 terminals installed at March 31, 2011, a decrease of 3,270, or 71.9%. The reduction in the number of units and corresponding reduction in revenue relates to our planned strategy to optimize our deployed capital in Mexico. As part of this strategy we have and expect to continue to remove older games from our customer locations and replace units at a conservative pace to maximize the return on investment and expect revenues from Mexico to continue to decrease for a period of time.

Gaming Operations – Lottery

•
Revenues from the New York Lottery system increased $3.1 million, or 75.5%, to $7.3 million in the six months ended March 31, 2012, from $4.1 million in the six months ended March 31, 2011. The increase is attributable to the opening of the Resorts World Casino in New York, NY on October 28, 2011, which resulted in the addition of 2,500 video lottery terminals and electronic table games in the initial phase and approximately 2,500 additional units on December 15, 2011. This increased the total number of units within the New York Lottery system from 12,500 as of March 31, 2011 to approximately 17,200 as of March 31, 2012.

Gaming Equipment and System Sales –Player Terminal and Equipment Sales

•
Player terminal and equipment sales were $15.7 million for the six months ended March 31, 2012, and $8.9 million for the six months ended March 31, 2011, an increase of $6.8 million or 76.2%. Player terminal sales for the six months ended March 31, 2012 were $13.1 million on the sale of 880 proprietary units, compared to sales of $6.7 million on the sale of 441 proprietary units for the six month period ended March 31, 2011.  Gaming equipment sales were $1.6 million for the six month periods ended March 31, 2012 and 2011.  Generally, gaming equipment sales include ancillary equipment necessary for the full functionality of the player terminals in a casino.  Player terminal and equipment sales also include $1.0 million and $604,000 related to deferred revenue recognized during the six-month periods ended March 31, 2012 and 2011, respectively, due to final execution of deliverables or mutual agreement to changes in contract terms. The increase in this quarter for player terminal and equipment sales is attributable to the continued growth in new markets.

Gaming Equipment and System Sales – Systems and Licensing

•
Systems and licensing sales revenue was $4.0 million for the six months ended March 31, 2012, and $3.6 million for the six months ended March 31, 2011, a $408,000, or 11.3%, increase. Systems and licensing revenue for the six months ended March 31, 2012 relates to (i) $2.9 million of licenses associated with the player terminal sales during the period; (ii) $721,000 of license revenue from game conversions; and (iii) $390,000 of systems and game themes sold in prior periods being amortized to revenue from deferred revenue over the contract period.  Systems and licensing revenue for the six months ended March 31, 2011 relates to (i) $2.7 million of systems and game themes sold in prior periods being recognized from deferred revenue during the period; (ii) $871,000 of licenses associated with the player terminal sales during the period; and (iii) $71,000 of license revenue from game conversions. The increase in this quarter for systems and licensing is attributable, in part, to sale of licenses related to player terminal sales.

Other Revenue

•
Other revenue was $676,000 for the six months ended March 31, 2012 and $802,000 for the six months ended March 31, 2011 a $126,000, or 15.7%, decrease. This reduction relates to a decrease in maintenance and service contract revenue in the 2012 six-month period, partially offset by an increase of a gain on disposed assets.

Cost of Gaming Operations Revenue

•
Total cost of gaming operations revenue, which includes royalty and participation fees, increased $93,000, or 2.2%, to $4.3 million in the six months ended March 31, 2012, from $4.2 million in the six months ended March 31, 2011. Service costs increased primarily due to the growth in the install base.

Cost of Equipment & System Sales

•
Cost of equipment and system sales increased $1.7 million, or 25.8%, to $8.3 million in the six months ended March 31, 2012, from $6.6 million in the six months ended March 31, 2011. Cost of equipment and system sales for the six months ended March 31, 2012 includes (i) $6.8 million related to the player terminal sales; (ii) $1.0 million related to the sale of gaming equipment during the period; and (iii) $596,000 of costs of prior period shipments being amortized from deferred revenue over the contract period.  Cost of equipment and system sales for the six months ended March 31, 2011 includes (i) $3.3 million related to player terminal sales; (ii) $2.6 million of costs of prior period shipments being amortized from deferred revenue over the contract period; and (iii) $730,000 relate to the sale of gaming equipment during the period.

Selling, General and Administrative Expenses

•
Selling, general, and administrative expenses, or SG&A, increased approximately $3.9 million, or 18.7%, to $24.7 million for the six months ended March 31, 2012, from $20.8 million in the same period of 2011. This increase was primarily a result of an increase in salaries and wages and employee benefits of $1.7 million to retain and attract employees; (ii) an increase in annual incentive of $800,000; (iii) increase of stock compensation expense of $530,000; and (iv) an increase in legal and professional fees of $550,000.

Write-off, reserve, impairment and settlement charges

•
There were no write-off, reserve, impairment and settlement charges for the six month period ended March 31, 2012 compared to $203,000 in the same period of 2011. The charges in the 2011 period consisted of the impairment of install costs at the Alabama locations.

Research & Development

•
Research and development costs increased approximately $1.0 million, or 15.3%, to $7.4 million for the six months ended March 31, 2012, from $6.4 million in the same period of 2011. Our research and development costs increased primarily from additional contract labor and game lab testing fees.

Depreciation and Amortization

•
Depreciation expense decreased $1.5 million, or 8.1%, to $17.0 million for the six months ended March 31, 2012 from $18.5 million for the six-month period ended March 31, 2011, primarily as a result of certain assets becoming fully depreciated. Amortization expense increased $377,000, or 20.7%, to $2.2 million for the six months ended March 31, 2012, compared to $1.8 million for the same period of 2011, primarily because of an increase in capitalized software costs, which led to an increase in the associated amortization expense.

Other Income and Expense

•
Interest income decreased $423,000, or 29.5%, to $1.0 million for the six months ended March 31, 2012, from $1.4 million in the same period of 2011 due to reduced outstanding note receivable balances. For the six months ended March 31, 2012, the Company recorded imputed interest of $797,000 relating to development agreements with an imputed interest rate range of 5.25% to 9.0%, compared to $1.3 million for the same period in 2011.

•
Interest expense decreased $919,000, or 55.8%, to $729,000 for the six months ended March 31, 2012, from $1.6 million in the same period of 2011 due to a significant reduction in interest rates charged under our amended credit agreement and a reduction in the outstanding debt balance.

•
Other income increased $460,000 to $1.0 million, or 78.2%, for the six months ended March 31, 2012, from $588,000 in the same period of 2011 from an increase in gains on the exchange of used equipment with our third party equipment suppliers.

Income Taxes

•
Income tax benefit increased by $1.6 million to $806,000 for the six months ended March 31, 2012, from an expense of $786,000 in the same period of 2011. The current period change is primarily related to changes in the valuation allowance, state taxes, and the release of a reserve for an uncertain tax position. These figures represent effective income tax rates of (6.8)% and 132.8% for the six months ended March 31, 2012 and 2011, respectively. As of March 31, 2012, we have fully reserved for all of our deferred tax assets as we determined that it is more likely than not that we will not be able to realize the benefit of those assets in the foreseeable future.

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

Revenue Recognition. As further discussed in the discussion of our Revenue Recognition policy in Note 2 of our condensed consolidated financial statements, revenue from sales arrangements with multiple deliverables, is applied using the guidance from ASU No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements.”  ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities; specifically, how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  In addition, the Company applies the guidance from ASU No. 2009-14, “Software (Topic 985), Certain Revenue Arrangements that Include Software Elements,” which affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole and clarifying what guidance should be used in allocating and measuring revenue.

The majority of the Company’s multiple element sales contracts are for some combination of gaming equipment, player terminals, content, system software, license fees, and maintenance. ASU No. 2009-13 states that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet both of the following criteria:

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

Management reviews long-lived asset classes for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For impairment analysis purposes, the Company’s rental pool is viewed as a fungible pool of assets; including assets in both rental pool-deployed and rental pool-undeployed.  In order to determine whether these assets are impaired, the net book value of the rental pool is compared to an estimate of future net cash flows from all existing facilities. The primary assumption used in determining future cash flows is our estimate of future revenue.  In addition, the Company analyzes the composition of its rental pool to determine the future use of older models and related components for those models.  The impairment analysis for the fiscal year ended September 30, 2011 indicated that we had substantial cash flows to fully recover the carrying value of the entire rental pool.  As of March 31, 2012 and September 30, 2011, rental pool assets totaled $43.8 million and $44.5 million, respectively. (Critical Assumption #2)

Assumptions/Approach used for Critical Assumption #1: The carrying value of the asset is determined based upon management’s assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight line basis, where the useful life of items in the rental pool has been determined by management to be three years.

Effect if different assumptions used for Critical Assumption #1: While we believe that the useful lives that have been determined for our fixed assets are reasonable, different assumptions could materially affect the carrying value of the assets, as well as the depreciation expense recorded in each respective period related to those assets. During the three-month period ended March 31, 2012, a significant portion of the $9.5 million of depreciation and amortization expense related to assets in the rental pool. If the depreciable life of assets in our rental pool were changed from three years to another period of time, we could incur a materially different amount of depreciation expense during the period.

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

Management reviews intangible assets related to development and placement fee agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Critical Assumption #2). For the three-month period ended March 31, 2012, there was no impairment to the assets’ carrying values.

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

Additionally, in accordance with ASC Topic 740, as of March 31, 2012, we have not recorded a liability associated with uncertain tax positions.

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

Assumptions/Approach Used: Numerous judgments and assumptions are inherent in the determination of future taxable income and tax return filing positions that we take, including factors such as future operating conditions. As of March 31, 2012, management considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. As a result of this analysis, and based on a cumulative loss in the prior three fiscal years, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in the U.S. and Mexico will be realized. As a result, the Company maintains a valuation allowance against all of its deferred tax assets.

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

As of March 31, 2012, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in the U.S. and Mexico will be realized. As a result, the Company maintains a valuation allowance against all of its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had $57.7 million in unrestricted cash and cash equivalents, compared to $46.7 million as of September 30, 2011. During the six-month period ended March 31, 2012 and 2011, we received approximately $8.2 million and $7.9 million, respectively, from notes receivable, primarily related to development agreements, and $5.0 million and $2.0 million, respectively, for proceeds from the exercise of stock options. Our working capital as of March 31, 2012, was $68.6 million, compared to a working capital of $59.0 million at September 30, 2011. The increase in working capital was primarily the result of an increase in cash collections from notes receivable and exercises of stock options and an increase in inventory. During the six-month period ended March 31, 2012, we used $19.5 million for net capital expenditures of property and equipment, compared to $16.3 million for the six month period ended March 31, 2011.  We collected $7.5 million and $7.1 million on development agreements during the six month periods ended March 31, 2012 and 2011, respectively. In addition, we have $35.2 million outstanding and $37.0 million available for future borrowings under the Amended Credit Agreement, subject to covenant restrictions (see the discussion of our credit agreement in Note 10 and below). Availability under the Amended Credit Agreement is reduced to the extent of a $3.5 million outstanding letter of credit.

Our principal sources of liquidity have been cash generated by operations, available cash and cash equivalents, and amounts available under our Amended Credit Agreement. Absent any significant change in market condition, we expect anticipated working capital and capital expenditure requirements for the next twelve months will be funded by these sources. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that our Amended Credit Agreement and other sources of capital will be available to us in the future.

As of March 31, 2012, our total contractual cash obligations were as follows (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Credit Agreement Term Loan(1)	$3,700	$7,400	$24,050	$—	$35,150
Capital Leases(2)	93	185	54		332
Operating leases(3)	1,663	3,396	1,793	63	6,915
Purchase commitments(4)	16,342	—	—	—	16,342
Total	$21,798	$10,981	$25,897	$63	$58,739

(1)	Consists of amounts borrowed under the term loan to our Credit Agreement at the Eurodollar rate plus the applicable spread (3.24% as of March 31, 2012). .

(2)	Consists of amounts borrowed for certain capital leases with interest rates ranging from 2.4% to 12.4%.

(3)	Consists of operating leases for our facilities and office equipment.

(4)	Consists primarily of inventory purchase orders and includes payment for and commitments to purchase third party gaming content licenses.

During the six-month period ended March 31, 2012, we generated $37.6 million in cash from our operations, an increase of $12.5 million, or 49.5%, from $25.2 million during the same period of 2011. The increase was primarily the result of a $12.8 million increase in net income, partially offset by an increase in inventories to accommodate expected future demand for our products and a decrease of accounts payables.

Cash used in investing activities increased $16.1 million, or 133.9%, to $28.1 million in the six month period ended March 31, 2012, from $12.0 million in the six month period ended March 31, 2011. The increase was primarily the result of an increase in placement fee agreement payments of $12.6 million, slightly offset by an increase in repayments under development agreements of $395,000. Additions to property and equipment and leased gaming equipment consisted of the following:

	Six Months Ended
	2012	2011
	(In thousands)
Gaming equipment	$17,896	$13,215
Third-party gaming content licenses	1,387	2,554
Other	2,745	1,156
Additions to property and equipment and leased gaming equipment, gross	22,028	16,925
Less transfer of leased gaming equipment to inventory	(2,496)	(643)
Additions to property and equipment and leased gaming equipment, net	$19,532	$16,282

Cash provided by financing activities increased by $6.2 million, 134.0%, to $1.6 million in the six month period ended March 31, 2012, from a usage of $4.6 million in the same period of 2011. The increase was primarily the result of a $4.4 million decrease in the purchase of treasury stock and a $3.0 million increase of proceeds related to the exercise of stock options during the six-month period ended March 31, 2012 compared to the six-month period ended March 31, 2011.

Our capital expenditures for the next 12 months will depend upon the number of new player terminals that we are able to place into service at new or existing facilities and the actual number of repairs and equipment upgrades to the player terminals that are currently in the field. We have reduced our reliance on third party games and expect to continue to do so. Though we may purchase third party games in the future we are working to increase our proprietary game footprint by offering more games developed by us.

Credit Agreement

See discussion of our credit agreement in Note 10 – Credit Agreement, Long-Term Debt and Capital Leases.

The Amended Credit Agreement provides us with the ability to finance development and placement agreements, acquisitions and working capital for general corporate purposes. Advances under the revolving credit commitment, the term loan, and draw-to loan mature on August 3, 2016, and bear interest at the Eurodollar rate plus the applicable margins, determined by a leverage ratio calculation of net funded debt to EBITDA.

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

Our performance and financial results are, to a certain extent, subject to (i) general conditions in or affecting the Native American gaming industry, and (ii) general economic, political, financial, competitive, and regulatory factors beyond our control. If our business does not continue to generate cash flow at appropriate levels or if we receive a material judgment against us in a lawsuit (See “Risk Factors – “Litigation may adversely affect our business, financial condition and results of operations”), we may need to raise additional financing. Sources of additional financing might include additional bank debt or the public or private sale of equity or debt securities. However, sufficient funds may not be available, on terms acceptable to us or at all, from these sources, or any others, to enable us to make necessary capital expenditures and to make discretionary investments in the future.  See Item 1A.Risk Factors – “Our Credit Agreement contains covenants that limit our ability to finance future operations or capital needs and to engage in other business activities.”

Stock Repurchase Authorizations

On December 3, 2010, we announced that our Board of Directors had authorized the repurchase of $15.0 million of our common stock over the next three year period. During the three month period ended March 31, 2012, we did not purchase any shares of our common stock. During the six-month period ended March 31, 2012, we purchased 392,821 shares of our common stock for approximately $1.9 million at an average cost of $4.78 per share, exclusive of broker fees. From inception of the program through March 31, 2012, the Company has purchased approximately 2.2 million shares of its common stock for $11.9 million at an average cost of $5.36 per share, exclusive of broker fees. At March 31, 2012 approximately $3.1 million remained on the repurchase authorization. The share repurchase program is subject to a 10b5-1 plan, in which purchases may be made from time to time in the open market, subject to certain pricing parameters and the Company's Amended Credit Agreement.

Stock-Based Compensation

At March 31, 2012, we had approximately 4.7 million options to purchase common stock outstanding, with exercise prices ranging from $1.61 to $18.71 per share, of which, approximately 2.1 million of the outstanding options to purchase common stock were exercisable.

During the six months ended March 31, 2012, options to purchase 1.1 million shares of common stock were granted at a weighted average exercise price of $6.88 per share, and we issued 937,405 shares of common stock as a result of stock option exercises with a weighted average exercise price of $5.32. The Company also granted to certain of its directors restricted stock in the aggregate of 48,000 shares during the six-months ended March 31, 2012 at an average fair value per share price of $10.16.

At March 31, 2011, we had approximately 6.0 million options to purchase common stock outstanding, with exercise prices ranging from $1.61 to $18.71 per share, of which, approximately 3.5 million of the outstanding options to purchase common stock were exercisable.

During the six-months ended March 31, 2011, options to purchase 382,600 shares of common stock were granted at a weighted average exercise price of $4.29 per share, and we issued 563,751 shares of common stock as a result of stock option exercises with a weighted average exercise price of $3.59.

SEASONALITY

We believe our operations are not materially affected by seasonal factors, although we have experienced fluctuations in our revenues from period to period.

CONTINGENCIES

For information regarding contingencies, see “Item 1. Condensed Financial Statements – Note 13 - Commitments and Contingencies” and “PART II – Item 1. Legal Proceedings.”

 OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2012 the Company had an outstanding letter of credit issued under our domestic credit facility to ensure payment to certain Mexican governmental agencies in the amount of $3.5 million.  Such off balance sheet arrangements are not reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources. See Note 13 of the Notes to Condensed Consolidated Financial Statements "Commitments and Contingencies."

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of business, primarily associated with interest rate fluctuations, primarily with respect to our operations in Mexico.

In connection with the development agreements we enter into with some of our Native American tribal customers, as well as certain other customers, we advance funds for the construction and development of gaming facilities, some of which are required to be repaid. As a result of our adjustable-interest-rate notes payable and fixed-interest-rate-notes receivable described in “Item 1. Condensed Financial Statements, Note 7 Notes Receivable "and "Note 10 Credit Agreement, Long-Term Debt and Capital Leases,” we are subject to market risk with respect to interest rate fluctuations. Any material increase in prevailing interest rates could cause us to incur significantly higher interest expense. These factors have not increased significantly since the beginning of our fiscal year 2012. Accordingly, there has been no significant change in the Company's strategies to manage any of these exposures during the first six months of 2012.

We account for currency translation from our Mexico operations in accordance with ASC Topic 830, “Foreign Currency Matters.” Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income. We do not currently manage this exposure with derivative financial instruments. These factors have not increased significantly since the beginning of our fiscal year 2012. Accordingly, there has been no significant change in the Company's strategies to manage any of these exposures during the first six months of 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2012.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting identified in management’s evaluation during the second quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a party to various material legal proceedings, which are described in the Company's Annual Report on Form 10-K filed for the year ended September 30, 2011 under the caption “Item 3. Legal Proceedings” and in Note 13 to the Company's consolidated financial statements included in Part I of this Quarterly Report, which are incorporated herein by reference.  We are also the subject of various pending and threatened claims in the ordinary course of business. While the results of any ultimate resolution cannot be predicted, as of March 31, 2012 it is the opinion of management, based upon discussions with counsel, that any losses resulting from these matters will not have a material adverse effect on our financial position, results of operations, or regulatory licenses or approvals; however, it is possible that extraordinary or unexpected legal fees could adversely impact our financial results during a particular fiscal period.

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

Ethel Adell, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on February 16, 2010, in the United States District Court for the Middle District of Alabama, Eastern Division, on behalf of over 800 plaintiffs against the Company and others. The plaintiffs, who claim to have been patrons of VictoryLand, allege that the Company participated in gambling operations that violated Alabama state law by supplying to VictoryLand electronic bingo machines played by the plaintiffs and the plaintiffs originally sought damages based on Ala. Code, Sec 8-1-150(A), the Alabama Deceptive Trade Practices Act, and the Racketeer Influenced and Corruption Organizations Act 18 U.S.C. sec 1961(1) (“RICO”). On April 28, 2010, we filed a motion to dismiss the entire complaint pursuant to Rules 12(b)(2), (5), and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against us upon which relief could be granted. On March 31, 2011, the court entered an order dismissing the RICO claim and the Alabama Deceptive Trade Practices Act claim but declined to dismiss the 8-1-150(A) claim at this stage of the litigation. With respect to the still pending claim pursuant to Ala. Code, Sec 8-1-150(A), the plaintiffs seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint. On April 28, 2011, we filed an answer and affirmative defenses to the complaint. The parties proposed to the court a phased scheduling order that allows for an initial phase involving discovery related only to gathering and analysis of electronic data from player tracking and accounting systems at VictoryLand during the relevant time frame. The court adopted and entered the proposed scheduling order on June 23, 2011. Subject to the execution of a definitive settlement agreement, we have agreed to resolve the lawsuit for an amount which is not material to the Company, or its financial results, in any one quarter. However, given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences to the Company in other jurisdictions. Under the proposed settlement, no such finding of illegality has been or will be made.

Walter Bussey, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010, in the United States District Court for the Middle District of Alabama, Eastern Division, against the Company and others. The plaintiffs, who claim to have been patrons of VictoryLand, allege that the Company participated in gambling operations that violated Alabama state law by supplying to VictoryLand electronic bingo machines played by the plaintiffs, originally sought damages based on both Ala. Code, Sec 8-1-150(A) and RICO, and have requested that the court certify the action as a class action. On April 28, 2010, we filed a motion to dismiss the entire complaint pursuant to Rules 12(b)(2), (5), and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against us upon which relief could be granted. After we filed our motion to dismiss, the plaintiffs voluntarily dismissed their RICO claim, leaving only a claim for recovery of gambling losses under Ala. Code Sec. 8-1-150(A). With respect to the still pending claim pursuant to Ala. Code, Sec 8-1-150(A), the plaintiffs seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint. On March 31, 2011, the court entered an order declining to dismiss the 8-1-150(A) claim at this stage of the litigation. The court noted, however, that “each Plaintiff has the burden of proving a wager between he or she and each Defendant.” On April 28, 2011, we filed an answer and affirmative defenses to the complaint. The parties proposed to the court a phased scheduling order that allows for an initial phase involving discovery related only to gathering and analysis of electronic data from player tracking and accounting systems at VictoryLand during the relevant time frame. The court adopted and entered the proposed scheduling order on July 28, 2011. The parties currently are engaged in written discovery. We, along with other gaming manufacturers, continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences to the Company in other jurisdictions.

Ozetta Hardy v. Whitehall Gaming Center, LLC, et al., a civil action, was filed against Whitehall Gaming Center, LLC (an entity that does not exist), Cornerstone Community Outreach, Inc., and Freedom Trail Ventures, Ltd., in the Circuit Court of Lowndes County, Alabama. On June 3, 2010, plaintiffs filed an amended complaint adding us and other manufacturers. The plaintiffs, who claim to have been patrons of White Hall, allege that the Company participated in gambling operations that violated Alabama state law by supplying to White Hall electronic bingo machines played by the plaintiffs, seek recovery of gambling losses based on Ala. Code, Sec 8-1-150(A), and have requested that the court certify the action as a class action. On July 2, 2010, the defendants removed the case to the United States District Court for the Middle District of Alabama, Northern Division. On July 9, 2010, we filed a motion to dismiss the complaint pursuant to Rules 12(b)(2), (5), and (6) of the Federal Rules of Civil Procedure based, in part, on the grounds that the plaintiffs failed to state a claim against us upon which relief could be granted. On September 7, 2010, the court, without opinion, denied our motion to dismiss. The court then entered a scheduling order that bifurcates the case to allow for resolution of class certification issues before consideration of the merits. Following several months of discovery on the class certification issues, on March 15, 2011, the plaintiffs filed a motion for class certification. On April 15, 2011, we filed an opposition to the plaintiffs' motion for class certification. The plaintiffs then filed a reply, and we filed a sur-reply arguing that the plaintiffs misstated the burden of proof in their reply. Plaintiffs' motion for class certification has been fully briefed. The court has not ruled on the plaintiffs' motion for class certification. With respect to the still pending claim pursuant to Ala. Code, Sec 8-1-150(A), the plaintiffs seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint. We continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome. A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences to the Company in other jurisdictions.

Lafayette Adams, et al. v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on October 6, 2010, in the Circuit Court of Macon County, Alabama, on behalf of hundreds of plaintiffs against Macon County Greyhound Park, Inc. d/b/a VictoryLand. On January 25, 2011, the plaintiffs filed an amended complaint adding us and other manufacturers. The plaintiffs, who claim to have been patrons of VictoryLand, allege that the Company participated in gambling operations that violated Alabama state law by supplying to VictoryLand electronic bingo machines played by the plaintiffs and seek recovery of gambling losses based on Ala. Code, Sec 8-1-150(A). On February 22, 2011, the case was removed to the United States District Court for the Middle District of Alabama, Eastern Division, and is now pending in such federal court. The plaintiffs filed a motion to remand the case back to state court. On March 8, 2011, we filed a motion to dismiss the complaint based, in part, on the grounds that the plaintiffs failed to state a claim against us upon which relief could be granted. On April 18, 2011, the plaintiffs filed a response to our motion to dismiss. On the same day, the Company and two other defendants filed oppositions to the plaintiffs' motion to remand the case to state court. On November 3, 2011, the court entered an order denying the plaintiffs' motion to remand. On November 10, 2011, the court entered an order denying our motion, at this stage of the case, to dismiss the complaint. With respect to the still pending claim pursuant to Ala. Code, Sec 8-1-150(A), the plaintiffs seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint. We continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences to the Company in other jurisdictions.

State of Alabama v. Chad Dickie, et al., a civil forfeiture action, was filed by the State of Alabama against certain property seized in connection with the March 19, 2009 raid of White Hall Entertainment Center in Lowndes County, including certain of our property. The case was filed in the Circuit Court of Lowndes County on April 21, 2009. On October 15, 2010, we, along with other manufacturers, filed a motion to intervene in the action in order to defend against contentions that our property was used in the operation of illegal gambling activity. On October 21, 2010, the court entered an order granting our motion to intervene. The parties recently mediated the case, but were unable to reach a resolution. On April 17, 2012, the court denied a motion for summary judgment filed by the State of Alabama on October 22, 2010, and set an expedited scheduling order on April 18, 2012, in order to complete discovery. We continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome.  An unfavorable result in this case, including a finding that electronic bingo was illegal in Alabama during the pertinent time frame, or that the Company violated the law, could have adverse regulatory consequences to the Company in other jurisdictions.

Mexico Income Tax Audit
Our Mexican subsidiary, Multimedia Games de Mexico 1, S. de R.L. de C.V., or Multimedia Games de Mexico, has been under audit by the Mexico taxing authorities for the periods ended December 31, 2006 and 2007.

Regarding the 2006 tax period, on November 8, 2011, we filed an appeal against a resolution obtained from the Federal Tribunal of Fiscal and Administrative Justice, which was registered under docket number 25591/10-17-01-6. On March 30, 2012, this appeal was admitted to the Eighteenth Collegiate Tribunal of Administrative Matters of the First Circuit (Federal Court of Mexico), for its final resolution, where it was registered under docket number 214/2012 and is currently pending.
On November 19, 2010, we filed before the taxing authorities an administrative appeal against the resolutions set forth by the taxing authorities in ruling number 500-74-02-04-03-2010-9403, which assessed an income and value added tax deficiency to Multimedia Games de Mexico for the 2007 tax year. In ruling number 600-27-00-02-00-2011 MAIB - 13370, issued by the South Local Administration of the Federal District of the Tax Administration Service, the Mexican tax authorities ruled on the appeal and reduced the total amount assessed for the 2007 year to approximately $2.8 million, a significant reduction from the previous assessment of approximately $14.9 million. However, management continues to believe that we still have a reasonable defense against this lowered assessment and expects the ultimate assessment to range from $0 to $2.8 million. Accordingly, on December 14, 2011, Multimedia Games de Mexico filed, before the Federal Tribunal of Fiscal and Administrative Justice, a lawsuit against the remaining $2.8 million assessment for 2007. The lawsuit was remitted for its study and resolution to the Eleventh Regional Metropolitan Division of the Federal Tribunal of Fiscal and Administrative Matters, and was registered under docket number 31987/11-17-11-8 and is now pending. Multimedia Games de Mexico has submitted evidentiary documentation in support of its complaint and is awaiting review. In January 2012, a bond of $2.8 million, using a $3.5 million standby letter of credit issued under our domestic credit facility, was provided to the taxing authorities as collateral for the potential assessment based on the taxing authorities' current estimate of tax due; however, because management continues to believe that a loss is not probable, it cannot reasonably estimate the amount at this time, and thus has not recorded a reserve for this matter, although it is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flow.

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

For the six-month periods ended March 31, 2012 and 2011, approximately 32% and 39%, respectively, of our total net revenues (net of accretion) were from one customer. Our relationship with that customer is largely governed by multiple development or placement fee agreements. Under our development and placement fee agreements, we secure a long-term revenue share percentage and a fixed number of player terminal placements in our customer's facility, in exchange for funding the development and construction of the gaming facility. Some of these agreements are set to terminate pursuant to their terms during the next several years and we may not be able to renegotiate new or substantially similar agreements with that customer. A material decrease in our revenue share with our largest customer would have a material and adverse effect upon our financial condition and results of operations.

We have a significant concentration of revenues in Oklahoma and changes in economic, regulatory and licensing conditions in Oklahoma may adversely affect our business.

For the six-month periods ended March 31, 2012 and 2011, approximately 43% and 53%, respectively, of our total net revenues (net of accretion) were from Native American tribes located in Oklahoma. A significant concentration of our revenue comes from Oklahoma, and local economic, regulatory and licensing changes may adversely affect our Oklahoma customers, and therefore our development and placement fee agreements and our business, disproportionately to changes in national economic conditions, including adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, the loss of Oklahoma tribes as customers, including our largest customer, would have a material and adverse effect upon our financial condition and results of operations. In addition, legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe previously avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. The State of Oklahoma permits other types of gaming, both at Native American tribal gaming facilities and at Oklahoma racetracks, and many of our competitors now seek entry into this market. The loss of significant market share to these new gaming opportunities or the increased presence of our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.  We believe that the introduction of our competitor’s more aggressive Class II machines, with characteristics of traditional slot machines, into the Oklahoma Class II market has adversely affected our operating results and market position in that state and may continue to do so in the future.

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

We may not collect all amounts recorded for value added taxes related to our operations in Mexico and may be subject to additional income tax which may adversely affect our financial results.

Our Mexican operations are subject to a value added tax, or VAT, which has been applied to the imports of products originating outside of Mexico. We have an outstanding VAT receivable from the Mexican taxing authority primarily related to VAT levied on product shipments for 2006 and 2007.  At March 31, 2012 and September 30, 2011, the Company’s VAT receivable was $3.2 million and $2.8 million, respectively.  The Mexican taxing authority has ruled on 2006 and 2007 and has challenged the registration of certain of our transactions that have generated approximately $404,000 in VAT receivable.  Although we have fully reserved the VAT receivable, we have also formally contested these rulings, and we continue to believe we have a reasonable defense.  However, the final resolution of the contested balances remains uncertain and may adversely affect the carrying value of the receivable. In addition, the Mexican taxing authorities have completed income tax audits for the 2006 and 2007 periods and have ruled that a revised assessment of approximately $2.8 million should be issued for the 2007 period. Upon appeal, the Mexican taxing authorities have reduced their original assessment and we believe we can continue to provide the necessary evidence for a reasonable defense; however, an adverse determination could result in additional foreign income tax expense, which may adversely affect our financial condition, operating results or cash flow.

Our business operations and product offerings are subject to strict regulatory licenses, findings of suitability, registrations, permits and/or approvals that may limit our existing operations and have a negative impact on our ability to grow, which could be materially adverse to our business and prospects.

Our ability to conduct our existing traditional business, expand operations, develop and distribute new products, games and systems, and expand into new gaming markets is subject to significant federal, state, local, Native American, and foreign regulations. In the United States and many other countries, gaming must be expressly authorized by law. Once authorized, such activities are subject to extensive and evolving governmental regulation. While we seek to comply with the standards and regulations set forth by each jurisdiction, a government agency or court could disagree with our interpretation of these standards and regulations, could determine that the manufacture and use of certain of our electronic player terminals, and perhaps other key components of our gaming systems that rely to some extent upon electronic equipment to run a game, constitute illegal gaming. An adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for our business, operating results and prospects, and we and our officers and directors could be subject to significant fines and penalties.

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

Additionally, Native American tribes generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States.  Before we can sue or enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe, the Native American tribe must effectively waive its sovereign immunity with respect to the matter in dispute, which we are not always able to obtain.  For example, our largest customer, who accounts for 32% of our total net revenues (net of accretion) as of March 31, 2012, has not given us a waiver of sovereign immunity.  Without a limited waiver of sovereign immunity, or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract.  Even if the waiver of sovereign immunity by a Native American tribe is deemed effective, there will be an issue as to the forum in which a lawsuit can be brought against the Native American tribe.  Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native American tribes and we may be unable to enforce any arbitration decision effectively.

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
We have gaming units not deployed as of March 31, 2012, which are considered part of our rental pool. This rental pool is available for deployment in new or existing customer facilities. If the opening of new facilities is altered negatively or the expansion, reduction or closing of an existing facility occurs, the realizable value of these assets could be adversely impacted. In such instances we may be required to recognize impairment charges on these assets.
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
In recent years, we have expanded our business into several countries, including Mexico, Israel, Malta, and Canada. The Maltese operations have ceased, the Israeli operations are immaterial from a financial perspective, the Canadian business has been project-oriented to date; however, we may continue to seek growth in the international market and continue to operate in the Mexican market. We now operate 1,281 units in Mexico, primarily across numerous facilities operated by one customer. Both revenue and the number of our units have recently declined in Mexico and there can be no assurances that either revenues will grow or that we will continue supplying new products to that market.
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

If we or our systems are unable to operate efficiently, we could lose customers or be required to pay liquidated damages, which could adversely affect our financial results.

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
Any disruption in our network or telecommunications services, adverse weather conditions or other catastrophic events in the areas in which we operate could affect our ability to operate our business, our system or our games, which would result in reduced revenues and customer down time.
Our network is susceptible to outages due to fire, floods, power loss, break-ins, cyberattacks and similar events. We have multiple site back‑up for our services in the event of any such occurrence, but our data, and therefore our business, our systems, or our games, could be adversely affected for an extended period, thereby affecting revenue and goodwill. Despite our implementation of network security measures, our servers are vulnerable to computer viruses and break-ins. Similar disruptions from unauthorized tampering with our computer systems in any such event could have a material adverse effect on our business, operating results and financial condition. Portions of our gaming network are often integrated with our customers' networks, which are outside of our control, but could affect our own network. In addition, there is a risk that our customers’ house networks could be compromised, which could impact our customers' operations, and their revenues, which could conversely adversely affect our own revenue.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Securities

On February 1, 2012, the Company granted a total of 48,000 shares of restricted stock to the non-employee members of its Board of Directors as partial consideration for such directors' services. The shares of restricted stock were issued pursuant to award agreements under the Company's 2012 Equity Incentive Plan. The restricted stock had a purchase price of $0.00 per share, and the shares shall vest, at the latest, and subject to the director's continued service as a member of the Board of Directors of the Company, on January 31, 2013. The issuances of the restricted stock were made in reliance upon an exemption from securities registration afforded by the provisions of Section 4(2) of the Securities Act of 1933, as amended, and the provisions of Regulation D promulgated thereunder.

As of May 3, 2012, a registration statement for the 2012 Equity Incentive Plan has not been filed, although the Company expects to soon file a Form S-8 Registration Statement. Therefore, the foregoing securities are deemed restricted securities for purposes of the Securities Act.

ITEM 6.                 EXHIBITS

(a)           Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 3, 2012	Multimedia Games Holding Company, Inc.

		By:	/s/ Adam D. Chibib
Adam D. Chibib
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

		By:	/s/ Kevin W. Mischnick
Kevin W. Mischnick
Vice President - Finance
(Principal Accounting Officer)

EXHIBIT INDEX

EXHIBIT NO.	TITLE	LOCATION

10.1	Multimedia Games Holding Company, Inc. 2012 Equity Incentive Plan, as amended	(1)

31.1	Certification of Chief Executive Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(+)

31.2	Certification of Chief Financial Officer, pursuant to Section 302 of the Sarbanes Oxley Act of 2002	(+)

32.1	Certification as required by Section 906 of the Sarbanes Oxley Act of 2002	(+)

101.INS	XBRL Instance Document**	(+)

101.SCH	XBRL Taxonomy Extension Schema Document**	(+)

101.CAL	XBRL Taxonomy Calculation Linkbase Document**	(+)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**	(+)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**	(+)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**	(+)

(1)	Incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, as filed with the SEC on February 7, 2012.
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