Form 10-Q
period 2012-06-30
MULTIMEDIA GAMES HOLDING COMPANY, INC.
filed 2012-07-31
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
OR

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

As of July 27, 2012, there were 27,810,242 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2012 and September 30, 2011
(In thousands, except shares)
(Unaudited)

	June 30, 2012	September 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$68,318	$46,710
Accounts receivable, net of allowance for doubtful accounts of $339 and $400, respectively	16,704	16,004
Inventory	8,003	7,291
Prepaid expenses and other	2,775	5,300
Current portion of notes receivable, net	11,962	14,280
Federal and state income tax receivable	75	142
Total current assets	107,837	89,727
Property and equipment and leased gaming equipment, net	53,199	47,399
Long-term portion of notes receivable, net	826	10,449
Intangible assets, net	37,370	28,395
Value added tax receivable, net of allowance of $816 and $817, respectively	3,103	2,787
Other assets	2,017	2,471
Total assets	$204,352	$181,228
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,700	$3,700
Current portion of capital leases	141	—
Accounts payable and accrued liabilities	24,298	25,855
Federal income tax payable	418	—
Deferred revenue	936	1,131
Total current liabilities	29,493	30,686
Long-term debt, less current portion	30,525	33,300
Long-term capital leases, less current portion	340	—
Other long-term liabilities	618	679
Deferred revenue, less current portion	22	661
Total liabilities	60,998	65,326
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock: Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 35,889,573 and 34,559,522 shares issued, and 27,769,295 and 26,832,065 shares outstanding, respectively	359	346
Additional paid-in capital	104,546	95,063
Treasury stock, 8,120,278 and 7,727,457 common shares at cost, respectively	(62,048)	(60,164)
Retained earnings	100,958	81,109
Accumulated other comprehensive loss, net	(461)	(452)
Total stockholders’ equity	143,354	115,902
Total liabilities and stockholders’ equity	$204,352	$181,228

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2012 and 2011
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2012	2011
REVENUES:
Gaming operations	$28,419	$24,557
Gaming equipment and system sales	11,665	8,525
Other	380	317
Total revenues	40,464	33,399
OPERATING COSTS AND EXPENSES:
Cost of gaming operations revenue(1)	2,175	2,364
Cost of equipment and system sales	4,894	3,760
Selling, general and administrative expenses	12,062	10,498
Write-off, reserve, impairment & settlement charges	—	634
Research and development	4,090	3,332
Amortization and depreciation	9,510	10,207
Total operating costs and expenses	32,731	30,795
Operating income	7,733	2,604
OTHER INCOME (EXPENSE):
Interest income	308	586
Interest expense	(330)	(813)
Other Income (expense)	(10)	213
Income before income taxes	7,701	2,590
Income tax (expense) benefit	(452)	178
Net income	$7,249	$2,768

Basic income per common share	$0.26	$0.10
Diluted income per common share	$0.25	$0.10

Other comprehensive income:
Foreign Currency translation adjustments	(189)	63
Comprehensive income	$7,060	$2,831

Shares used in net income per common share:
Basic	27,564	27,184
Diluted	29,275	27,813
________________________________

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

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
For the Nine Months Ended June 30, 2012 and 2011
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended
	June 30,
	2012	2011
REVENUES:
Gaming operations	$82,363	$69,978
Gaming equipment and system sales	31,372	21,035
Other	1,056	1,119
Total revenues	114,791	92,132
OPERATING COSTS AND EXPENSES:
Cost of gaming operations revenue(1)	6,479	6,575
Cost of equipment and system sales	13,227	10,386
Selling, general and administrative expenses	36,713	31,260
Write-off, reserve, impairment & settlement charges	—	837
Research and development	11,464	9,726
Amortization and depreciation	28,712	30,527
Total operating costs and expenses	96,595	89,311
Operating income	18,196	2,821
OTHER INCOME (EXPENSE):
Interest income	1,320	2,021
Interest expense	(1,059)	(2,461)
Other Income	1,038	801
Income before income taxes	19,495	3,182
Income tax benefit (expense)	354	(608)
Net income	$19,849	$2,574

Basic income per common share	$0.72	$0.09
Diluted income per common share	$0.69	$0.09

Other comprehensive income:
Foreign Currency translation adjustments	(9)	686
Comprehensive income	$19,840	$3,260

Shares used in net income per common share:
Basic	27,621	27,963
Diluted	28,940	28,610
________________________________

(1)
Cost of gaming operations revenue excludes depreciation and amortization of gaming equipment, content license rights and other depreciable assets, which are included separately in the amortization and depreciation line item.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2012 and 2011
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,849	$2,574
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and depreciation	28,712	30,527
Accretion of contract rights	5,752	5,269
Share-based compensation	2,668	1,295
Other non-cash items	1,052	486
Interest income from imputed interest	(1,084)	(1,842)
Changes in operating assets and liabilities	247	15,576
NET CASH PROVIDED BY OPERATING ACTIVITIES	57,196	53,885

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(35,687)	(26,903)
Transfer of leased gaming equipment to inventory	3,876	1,164
Acquisition of intangible assets	(4,283)	(3,431)
Advances under development and placement fee agreements	(13,815)	(800)
Repayments under development agreements	11,933	10,747
NET CASH USED IN INVESTING ACTIVITIES	(37,976)	(19,223)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6,828	2,925
Principal payments of long term debt	(2,775)	(562)
Proceeds from capital lease	548	—
Principal payments of capital leases	(67)	—
Purchase of treasury stock	(1,884)	(10,036)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,650	(7,673)

EFFECT OF EXCHANGE RATES ON CASH	(262)	455
Net increase in cash and cash equivalents	21,608	27,444
Cash and cash equivalents, beginning of period	46,710	21,792
Cash and cash equivalents, end of period	68,318	49,236

SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$955	$2,203
Income tax refunded, net	$774	$17,897
NON-CASH TRANSACTIONS:
Property and equipment acquired through capital lease	$548	$—
Change in contract rights resulting from imputed interest on development agreement notes receivable	$12	$93

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

Initially, the Company derived the majority of its revenues from its bingo games, including satellite linked, high stakes bingo games and interactive high speed bingo games played on interconnected electronic player stations placed in participating bingo halls owned primarily by Native American tribes. The Company has expanded its product line and markets served to include Class II and Class III gaming facilities operated by Native American and commercial casinos and derives the majority of its gaming revenues from participation and development agreements, both of which operate on a participation, or revenue share, basis. Under these agreements, the Company places player terminals and systems as well as its proprietary and other licensed game content at a customer's facility in return for a share of the revenues that these terminals and systems generate. In 2009, the Company once again expanded its product offering and began generating revenue from the sale of gaming units and systems that feature proprietary game content and game themes licensed from others. The Company continues to increase these for-sale revenues by expanding into additional gaming jurisdictions and into other segments of the gaming market. The Company also generates revenues by providing the central determinant system operated by the New York State Division of the Lottery for the video lottery terminals installed at racetracks in the State of New York.

Basis of Presentation and Principles of Consolidation
The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes contained within the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The unaudited condensed consolidated financial statements included herein as of June 30, 2012, and for each of the three- and nine-month periods ended June 30, 2012 and 2011, have been prepared by the Company pursuant to accounting principles generally accepted in the United States ("U.S. GAAP"), and the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the period ended June 30, 2012 are not necessarily indicative of the results which will be realized for the year ending September 30, 2012. References to specific U.S. GAAP within this report cite topics within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). We have evaluated all subsequent events through the date that the condensed consolidated financial statements were issued.  The condensed consolidated balance sheet as of September 30, 2011 was derived from the audited consolidated financial statements as of that date.

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

Reclassification
Reclassifications were made to the prior-period financial statements to conform to the current period presentation.  Such reclassifications include the cash flow line item, "transfer of leased gaming equipment to inventory" from previously filed reports, which was combined with the cash flow line item "acquisitions of property and equipment and leased gaming equipment." The statements of operations had the following reclassifications: (i) "cost of gaming operations revenue" was reclassified from "cost of equipment and system sales" and "selling, general and administrative expenses"; (ii) "research and development" was reclassified from "selling, general and administrative expenses"; and (iii) foreign exchange gains and losses have been reclassified to "other income (expense)" from "selling, general and administrative expenses". These reclassifications did not have an impact on the Company’s previously reported results of operations or earnings per share amounts.  Additionally, these reclassifications did not impact compliance with any applicable debt covenants in the Company’s credit agreement.

Revenue Recognition
The Company derives revenue from the following sources:

■	Gaming Operations
Participation or lease revenue generated from the Company’s commercial products, Class III products, Native American Class II products, charity bingo and other bingo products, lottery systems, and Class III back office systems

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

Gaming Operations
The majority of the Company’s gaming revenue is generated by its gaming operations under development and lease participation arrangements where the Company provides its customers with player terminals, player terminal-content licenses and back-office equipment, collectively referred to herein as leased gaming equipment. Under these arrangements, the Company retains ownership of the leased gaming equipment installed at customer facilities, and the Company receives revenue based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee based on the number of player terminals installed at the facility. Revenue from lease participation or daily fee arrangements are considered both realizable and earned at the end of each gaming day.

Gaming revenue generated by player terminals deployed at sites under development or placement fee agreements is reduced by the accretion of contract rights from those agreements. Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from such agreements, described under “Development and Placement Fee Agreements.” The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the condensed consolidated statements of operations.

The Company also generates gaming revenues from back-office fees with certain customers. Back-office fees cover the service and maintenance costs for back-office servers installed in each gaming facility to run its gaming equipment, as well as the cost of related software updates. Back-office fees are considered both realizable and earned at the end of each gaming day.

Gaming Equipment and System Sales
The Company sells gaming equipment and gaming systems directly to its customers under independent sales contracts through normal credit terms or may grant extended credit terms under contracts secured by the related equipment, with interest recognized at market rates.

For sales arrangements with multiple deliverables, the Company applies the guidance from ASU No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements.”  ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities; specifically, how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  In addition, the Company applies the guidance from ASU No. 2009-14, “Software (Topic 985), Certain Revenue Arrangements that Include Software Elements,” which affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole and clarifies what guidance should be used in allocating and measuring revenue.

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

Revenue related to systems arrangements that contain both software and non-software deliverables requires allocation of the arrangement fee to the separate deliverables using the relative selling price method. Revenue for software deliverables is recognized under software revenue recognition guidance. Revenue resulting from the sale of non-software deliverables, such as gaming devices and other hardware, are accounted for based on other applicable revenue recognition guidance as the devices are tangible products containing both software and non-software components that function together to deliver the product's essential functionality.

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

Management reviews long-lived asset classes for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. During the three-month periods ended June 30, 2012 and 2011, in the ordinary course of business activities or upon reviewing the nature of the assets, the Company charged operations by recording reserves or writing off $40,000 and $113,000, respectively, of property and equipment and leased gaming equipment.

Development and Placement Fee Agreements
The Company enters into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities. All or a portion of the funds provided under development agreements are reimbursed to the Company, while funding under placement fee agreements is not reimbursed. In return, the facility dedicates a percentage of its floor space to placement of the Company's player terminals, and the Company receives a fixed percentage of those player terminals' hold per day over the term of the agreement which is generally for 12 to 83 months. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of the Company's guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the operating profits of the facility to be used to repay some or all of the advances recorded as notes receivable. Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the gaming facility. In the past and in the future, the Company may by mutual agreement, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset recovered for that particular development or placement fee agreement, if any, and the remaining net book value of the intangible asset is prospectively amortized on a straight-line method over the remaining estimated useful life.

Other Assets
Other assets consist of restricted cash, long-term prepaids, and refundable deposits. At June 30, 2012 and September 30, 2011, the restricted cash balances were $618,000 and $679,000, respectively, representing the fair value of investments held by the Company's prize fulfillment firm related to outstanding MegaBingo® jackpot prizes.

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

Other Long-Term Liabilities
Other long-term liabilities include investments held at fair value by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities.  These annuities were $618,000 and $679,000 as of June 30, 2012 and September 30, 2011, respectively.

Other Income
Other income (expense) was an expense of $10,000 and income of $1.0 million for the three- and nine-month periods ended June 30, 2012, respectively, and income of $213,000 and $801,000 for the three- and nine-month periods ended June 30, 2011, respectively. Other income primarily resulted from a gain on the exchange of used equipment with our third party equipment suppliers, as well as net gains or losses incurred on foreign currency transactions primarily related to our Mexico operations.

Research and Development Costs
We conduct research and development activities primarily to develop new gaming systems, gaming engines, casino data management systems, casino central monitoring systems, video lottery outcome determination systems, gaming platforms, and gaming content and to add enhancements to our existing product lines. We believe our ability to deliver differentiated, appealing products and services to the marketplace is based in our research and development investments, and we expect to continue to make such investments in the future. These research and development costs consist primarily of salaries and benefits, consulting fees, game lab testing fees, and an allocation of corporate facilities costs related to these activities. Once the technological feasibility of a project has been established, it is transferred from research to development, and capitalization of development costs begins until the product is available for general release. Research and development costs were $4.1 million and $11.5 million for the three- and nine-month periods ended June 30, 2012, respectively, and $3.3 million and $9.7 million for the three- and nine-month periods ended June 30, 2011, respectively.

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

3.	The type or class of customer for their products and services

4.	The methods used to distribute their products or provide their services

5.	The nature of the regulatory environment, if applicable

The Company is engaged in the business of designing, manufacturing, and distributing gaming machines, video lottery terminals, and associated systems and equipment, as well as the maintenance of these machines and equipment.   The Company also supplies the central determinant system for the video lottery terminals installed at racetracks in the State of New York. Our production process is essentially the same for the entire Company and is performed via outsourced manufacturing partners, as well as in-house manufacturing performed primarily at our warehouse and assembly facility in Austin, Texas.  Our customers consist of entities in the business of operating gaming, bingo or lottery facilities, and include Native American Tribes, charity bingo operators, and commercial entities licensed to conduct such business in their jurisdictions.  The distribution of our products is consistent across the entire Company and is generally performed by third-party transportation companies.  The regulatory environment is similar in every jurisdiction in that gaming is regulated and our games must meet the regulatory requirements established.  In addition, the economic characteristics of each customer arrangement are similar in that we obtain revenue via a revenue share arrangement or direct sale of product or service, depending on the customer’s need.  These sources of revenue are consistent with respect to both product line and geographic area.

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

Costs of Computer Software
Software development costs have been accounted for in accordance with ASC Topic 985, “Software.”  Under ASC Topic 985, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized software development costs of approximately $1.5 million and $1.3 million during the three-month periods ended June 30, 2012 and 2011, respectively, and $4.1 million and $3.3 million during the nine-month periods ended June 30, 2012 and 2011, respectively. Software development costs primarily consist of personnel costs and gaming lab testing fees. The Company begins to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, not to exceed five years. Amortization of software development costs is included in amortization and depreciation in the accompanying condensed consolidated statements of operations.

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

Treasury Stock
The Company utilizes the cost method when accounting for its treasury stock acquisitions and dispositions.

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

The Company granted to certain of its employees the option to purchase, in the aggregate, 5,100 shares of the Company's common stock during the three months ended June 30, 2012 at an average fair value per share price of $11.82. Total pretax share-based compensation for the three- and nine-month periods ended June 30, 2012 were $1.2 million and $2.7 million, respectively. Total pretax share-based compensation for the three- and nine-month periods ended June 30, 2011 were $313,000 and $1.3 million, respectively.

In the three-month periods ended June 30, 2012 and 2011, the Company did not recognize an income tax benefit for stock-based compensation arrangements as we determined that it is more likely than not that we will not be able to realize the benefit of deferred tax assets in the foreseeable future. As of June 30, 2012, $5.3 million of unamortized stock compensation expense, including estimated forfeitures, remained, which will be recognized over the vesting periods of the various stock option grants.

Foreign Currency Translation
The Company accounts for currency translation in accordance with ASC Topic 830, “Foreign Currency Matters.”  Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income (loss) a component of shareholder equity, in accordance with ASC Topic 220, “Comprehensive Income.” Transactional currency gains and losses arising from transactions in currencies other than the Company’s local functional currency are included in the condensed consolidated statement of operations in accordance with ASC Topic 830.

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

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, "Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" (ASU 2011-04). The guidance improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The new guidance was effective for interim or annual periods beginning after December 15, 2011. The Company adopted the guidance as of October 1, 2011, and it did not have a material impact on its consolidated results of operations, financial position and cash flows.

In June 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-05, "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income" (ASU 2011-05). The guidance improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in comprehensive income, while facilitating the convergence of U.S. GAAP and IFRS. The guidance eliminates the option to present components of other comprehensive income as part of the statement of stockholders' equity, and instead requires a single continuous statement of comprehensive income as part of the statement of operations or a separate, but continuous, statement of other comprehensive income. The new guidance was effective for interim or annual periods beginning after December 15, 2011. The Company adopted the guidance as of January 1, 2012, and it did not have a material impact on its consolidated results of operations, financial position or cash flows, other than the presentation thereof.

3.  DEVELOPMENT AND PLACEMENT FEE AGREEMENTS

The Company enters into development and placement fee agreements to provide financing for new gaming facilities or for the expansion or improvement of existing facilities. All or a portion of the funds provided under development agreements are reimbursed to the Company, while funding under placement fee agreements is not reimbursed. In return, the facility dedicates a percentage of its floor space to placement of the Company's player terminals, and the Company receives a fixed percentage of those player terminals' hold per day over the term of the agreement which is generally for 12 to 83 months. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of the Company's guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the operating profits of the facility to be used to repay some or all of the advances recorded as notes receivable. Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the gaming facility. In the past and in the future, the Company may, by mutual agreement, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset recovered for that particular development or placement fee agreement, if any, and the remaining net book value of the intangible asset is prospectively amortized on a straight-line method over the remaining estimated useful life.

On January 18, 2012, the Company announced that it had extended 1,709 unit placements, or 85% of the 2,009 units currently installed on a revenue sharing basis, at WinStar World Casino and Riverwind Casino operated by the Chickasaw Nation in Oklahoma, for an additional 3.5 years subsequent to the respective future end dates of the original unit placement agreements which occur in the second half of Fiscal 2013.  In consideration of the long-term unit placement extensions, the Company paid unit placement fees of $13.2 million to the Chickasaw Nation.  The Company also agreed to reduce its revenue share percentage on approximately 1,000 units at WinStar World Casino with two pricing adjustments on July 16, 2013 and August 1, 2014, bringing the revenue share percentage on these units in line with the Company's other units deployed within the Chickasaw Nation's gaming facilities.

Management reviews intangible assets related to development and placement fee agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstances during the three- and nine-month periods ended June 30, 2012, which required an impairment charge to the carrying value of intangible assets recorded in connection with development and placement fee agreements.

The following net amounts related to advances made under development and placement fee agreements and were recorded in the following balance sheet captions:

	June 30, 2012	September 30, 2011
Included in:	(In thousands)
Notes receivable, net	$11,827	$22,689
Intangible assets – contract rights, net of accumulated amortization	$30,771	$22,697

4.      INVENTORY

Inventory consisted of the following (in thousands):

	June 30, 2012	September 30, 2011
Raw materials and component parts, net	$3,874	$4,971
Work in progress	2,511	705
Finished goods	1,618	1,615
Total Inventory	$8,003	$7,291

5.      PROPERTY AND EQUIPMENT AND LEASED GAMING EQUIPMENT

The Company’s property and equipment and leased gaming equipment consisted of the following (in thousands):

	June 30, 2012			September 30, 2011
	Cost	Accum. Depr.	Net Book Value	Cost	Accum. Depr.	Net Book Value
Rental pool – deployed	$166,675	$(123,891)	$42,784	$167,021	$(128,965)	$38,056
Rental pool – undeployed (1)	48,335	(44,128)	4,207	77,505	(71,068)	6,437
Machinery and equipment	10,873	(8,443)	2,430	12,109	(11,041)	1,068
Computer software	7,697	(6,435)	1,262	7,078	(6,239)	839
Vehicles	2,341	(1,438)	903	2,215	(1,747)	468
Other	4,451	(2,838)	1,613	3,166	(2,635)	531
Total property and equipment and leased gaming equipment	$240,372	$(187,173)	$53,199	$269,094	$(221,695)	$47,399
______________________________________

(1)	Gaming equipment and third-party gaming content licenses begin depreciating when they are available for customer use.

In accordance with ASC Topic 360, “Property, Plant, and Equipment,” the Company (i) recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows; and (ii) measures an impairment loss as the difference between the carrying amount and fair value of the asset. During the three and nine month periods ended June 30, 2012, the Company did not experience a triggering event that would have caused an impairment analysis assessment.

During the three and nine month periods ended June 30, 2012, in the ordinary course of business activities or upon reviewing the nature of the assets, the Company disposed or wrote off $40,000 and $631,000, respectively, of third-party gaming content licenses, Native American tribal gaming facilities and portable buildings, vehicles, deployed gaming equipment, or other equipment. In the same periods ended June 30, 2011, the Company disposed or wrote off $113,000 and $378,000, respectively. During the three and nine month periods ended June 30, 2012, the Company sold $1.4 million and $3.9 million, respectively, previously deployed gaming equipment, or other equipment. In the same periods ended June 30, 2011, the Company sold $521,000 and $1.2 million respectively.

The rental pool includes leased gaming equipment that are either placed under participation arrangements at customer facilities (rental pool – deployed) or warehoused by the Company for future deployment (rental pool – undeployed).

6.      INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following (in thousands):

	June 30, 2012			September 30, 2011			Estimated Useful Lives
	Cost	Accum. Amort.	Net Book Value	Cost	Accum. Amort.	Net Book Value
Contract rights under development and placement fee agreements	$58,468	$(27,697)	$30,771	$50,483	$(27,785)	$22,698	1-7 years
Internally-developed gaming software	39,895	(33,925)	5,970	35,904	(30,970)	4,934	1-5 years
Patents and trademarks	7,070	(6,441)	629	6,920	(6,157)	763	1-5 years
Other	250	(250)	—	250	(250)	—	3-5 years
Total intangible assets, net	$105,683	$(68,313)	$37,370	$93,557	$(65,162)	$28,395

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements or placement fees. The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the accompanying condensed consolidated statements of operations.

Internally developed gaming software is accounted for under the provisions of ASC Topic 985 “Software” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally-developed games over a twelve month period, gaming engines over an eighteen month period, gaming systems over a three-year period, and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the three and nine-month periods ended June 30, 2012, amortization expense related to internally-developed gaming software was $1.0 million and $3.1 million, respectively, and $763,000 and $2.4 million, respectively, for the three- and nine-month periods ended June 30, 2011. During the three- and nine-month periods ended June 30, 2012, the Company had write-offs related to internally-developed gaming software and patents and trademarks of $6,000 and $48,000, respectively, compared to write-offs of $56,000 and $86,000, for the three- and nine-month periods ended June 30, 2011.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No triggering events were identified for the three and nine-month periods ended June 30, 2012.

7.      NOTES RECEIVABLE

The Company’s notes receivable consisted of the following:

	June 30, 2012	September 30, 2011
	(In thousands)
Notes receivable from development agreements	$12,439	$24,372
Less imputed interest discount reclassed to contract rights	(612)	(1,684)
Notes receivable from equipment sales and other	961	2,041
Notes receivable, net	12,788	24,729
Less current portion	(11,962)	(14,280)
Notes receivable – non-current	$826	$10,449

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.  Notes receivable from equipment sales consisted of financial instruments issued by customers for the purchase of player terminals and licenses, and bore interest at 2.61% at June 30, 2012. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the fair market value of such equipment, if repossessed, may be less than the note receivable outstanding.

8.  VALUE ADDED TAX RECEIVABLE

The Company's value added tax (VAT) receivable is a receivable from the Mexican taxing authority primarily related to a value added tax levied on product shipments originating outside of Mexico.  At June 30, 2012 and September 30, 2011, the Company’s VAT receivable was $3.1 million and $2.8 million, respectively.  The majority of the VAT receivable relates to equipment shipments that occurred in 2006 and 2007.

The Company has received rulings from the Mexican taxing authority for 2006 and 2007 indicating that the Mexican taxing authority has challenged the registration of certain of the Company's transactions that have generated a VAT receivable of approximately $383,000, all of which has been fully reserved.  Although the Company has fully reserved this amount, it has formally contested these rulings, and continues to believe it has the necessary evidence for a reasonable defense. However, the final resolution of the contested balances remains uncertain and may adversely affect the carrying value of the receivable and may have an adverse effect on the Company's foreign income tax expense. See Note 13 of the Notes to Condensed Consolidated Financial Statements "Commitments and Contingencies."

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consisted of the following:

	June 30, 2012	September 30, 2011
	(In thousands)
Trade accounts payable	$7,898	$8,781
Accrued expenses	6,889	7,222
Accrued bonus and salaries	6,192	5,622
Marketing reserve	2,399	2,749
Other	920	1,481
Accounts payable and accrued liabilities	$24,298	$25,855

10.      CREDIT AGREEMENT, LONG-TERM DEBT, AND CAPITAL LEASES

The Company’s Credit Agreement, long-term debt consisted of the following:

	June 30, 2012	September 30, 2011
	(In thousands)
Term loan facility	$34,225	$37,000
Less: current portion of long-term debt	(3,700)	(3,700)
Long-term debt, less current portion	$30,525	$33,300

On August 3, 2011, the Company entered into an amended and restated credit agreement with Comerica Bank in its capacity as administrative agent and lead arranger and Wells Fargo Bank, N.A., as syndication agent (the "Amended Credit Agreement") to provide the Company a $74.0 million credit facility which replaced its previous credit facility in its entirety. The Amended Credit Agreement consists of three facilities: an approximately $20.6 million revolving credit facility, a $37.0 million term loan, and an approximately $16.4 million draw-to term loan. The Amended Credit Agreement, and advances made thereunder, matures on August 3, 2016. The term loan is amortized on a straight-line basis over a ten-year period, payable in equal quarterly installments of $925,000. The revolving credit facility and the draw-to term loan provide the Company the ability to finance development and placement agreements, acquisitions, and working capital for general corporate purposes.

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

The Amended Credit Agreement is collateralized by substantially all of the Company’s assets. The Company is subject to two primary financial covenants: a total leverage ratio and a fixed charge coverage ratio. The total leverage ratio is calculated as total net funded debt to EBITDA (which is defined as net income before interest expense, tax expense, depreciation and amortization expense, stock compensation expense and any extraordinary, unusual or non-cash non-recurring expenses up to $7.5 million for any trailing twelve month period, less any non-cash income items, including income tax credits, and any extraordinary income or gains). Total net funded debt is defined as total funded debt of the Company less unrestricted cash in excess of $10.0 million. The Company will be required to maintain a total leverage ratio of 1.5 to 1.0.

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

As of June 30, 2012, the Company was in compliance with all loan covenants, the $34.2 million term loan bore interest at 3.24% and the Company had approximately $37.0 million available under the Amended Credit Agreement, subject to covenant restrictions. Availability under the Amended Credit Agreement is reduced to the extent of a $3.5 million outstanding letter of credit.

Capital lease obligations represent various three-to-five-year loans for the purchase of automobiles and property and equipment totaling approximately $481,000.

11.    INCOME PER COMMON SHARE

Income per common share is computed in accordance with ASC Topic 260, “Earnings per Share.” Presented below is a reconciliation of net income available to common shareholders and the differences between weighted average common shares outstanding, which are used in computing basic income per share, and weighted average common and potential shares outstanding, which are used in computing diluted income per share.

	Three months ended		Nine months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income available to common shareholders (in thousands)	$7,249	$2,768	$19,849	$2,574
Weighted average common shares outstanding	27,564,055	27,184,248	27,620,817	27,963,097
Effect of dilutive securities:
Options	1,711,298	628,606	1,319,482	646,465
Weighted average common and potential shares outstanding	29,275,353	27,812,854	28,940,299	28,609,562
Basic income per share	$0.26	$0.10	$0.72	$0.09
Diluted income per share	$0.25	$0.10	$0.69	$0.09

In the three- and nine-month periods ended June 30, 2012, options to purchase approximately 272,167 and 896,033 shares of common stock, with exercise prices ranging from $10.00 to $18.71 for the three month period and $6.73 to $18.71 for the nine-month period ended June 30, 2012, were not included in the computation of dilutive income per share, due to their antidilutive effect.

In the three- and nine-month periods ended June 30, 2011, options to purchase approximately 3.7 million and 3.6 million shares of common stock, with exercise prices ranging from $3.69 to $18.71 for the three-month period and$3.50 to $18.71 for the nine-month period, respectively, were not included in the computation of dilutive income per share, due to their antidilutive effect.

12.    COMMON STOCK REPURCHASE PROGRAM

On December 3, 2010, the Company announced that its Board of Directors had authorized the repurchase of $15.0 million of its common stock over the next three-year period. During the three-month period ended June 30, 2012, the Company purchased no shares of its common stock. During the nine month period ended June 30, 2012, the Company purchased 392,821 shares of its common stock for approximately $1.9 million at an average cost of $4.78 per share, exclusive of broker fees. From inception of the program through June 30, 2012, the Company has purchased approximately 2.2 million shares of its common stock for $11.9 million at an average cost of $5.36 per share, exclusive of broker fees. At June 30, 2012, approximately $3.1 million remained on the repurchase authorization. The share repurchase program is subject to the Company's Amended Credit Agreement and a 10b5-1 plan, in which purchases may be made from time to time in the open market, subject to certain pricing parameters.

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

Alabama Litigation. On July 5, 2012, orders of dismissal were entered for two of the Company's previously outstanding Alabama lawsuits (Adell and Adams), and the Company is currently involved in three lawsuits, as further described below, related to its former charity bingo operations in the state of Alabama. While the Company continues to believe that these lawsuits are no longer material from a pure damages perspective, a finding in any of these cases that electronic charity bingo was illegal in Alabama during the pertinent time frame could potentially have material adverse regulatory consequences for the Company in other jurisdictions. Two of the lawsuits are pending in federal court and were filed on behalf of individuals who claim to be patrons of either White Hall Entertainment Center in Lowndes County, Alabama or VictoryLand in Shorter, Alabama, and include claims related to the alleged illegality of electronic charity bingo in Alabama. The third lawsuit is a civil forfeiture action brought by the State of Alabama that arose out of the seizure of equipment at White Hall Entertainment Center in Lowndes County, Alabama, and in which we intervened. An estimate of possible loss or range of possible losses cannot be made with respect to these matters.

Dollie Williams, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010, in the United States District Court for the Middle District of Alabama, Eastern Division, against the Company and others. The plaintiffs, who claim to have been patrons of VictoryLand, allege that the Company participated in gambling operations that violated Alabama state law by supplying to VictoryLand purportedly unlawful electronic bingo machines played by the plaintiffs, and seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint under Ala. Code Sec. 8-1-150(A). The plaintiffs have requested that the court certify the action as a class action. On March 16, 2012, Walter Bussey and two other named plaintiffs were voluntarily dismissed. The parties currently are engaged in discovery related to class certification issues. The Company continues to vigorously defend this matter, however, given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences to the Company in other jurisdictions.

Ozetta Hardy v. Whitehall Gaming Center, LLC, et al., a civil action, was filed against Whitehall Gaming Center, LLC (an entity that does not exist), Cornerstone Community Outreach, Inc., and Freedom Trail Ventures, Ltd., in the Circuit Court of Lowndes County, Alabama. On June 3, 2010, the Company and other manufacturers were added. The plaintiffs, who claim to have been patrons of White Hall, allege that the Company participated in gambling operations that violated Alabama state law by supplying to White Hall purportedly unlawful electronic bingo machines played by the plaintiffs, and seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint based on Ala. Code, Sec 8-1-150(A). The plaintiffs have requested that the court certify the action as a class action. On July 2, 2010, the defendants removed the case to the United States District Court for the Middle District of Alabama, Northern Division. The court has not ruled on the plaintiffs' motion for class certification. The Company continues to vigorously defend this matter, however given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome. A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences to the Company in other jurisdictions.

State of Alabama v. Chad Dickie, et al., a civil forfeiture action, was filed by the State of Alabama against certain property seized in connection with the March 19, 2009 raid of White Hall Entertainment Center in Lowndes County, including certain of our property. The case was filed in the Circuit Court of Lowndes County on April 21, 2009. On October 15, 2010, we, along with other manufacturers, filed a motion to intervene in the action in order to defend against contentions that our property was used in the operation of illegal gambling activity. On October 21, 2010, the court entered an order granting our motion to intervene. The parties were unable to reach a resolution at mediation, but continue to discuss possible resolution. The Company continues to vigorously defend this matter, however given the inherent uncertainties in this litigation, the Company is unable to make any prediction as to the ultimate outcome.  An unfavorable result in this case, including a finding that electronic bingo was illegal in Alabama during the pertinent time frame, or that the Company violated the law, could have adverse regulatory consequences to the Company in other jurisdictions.

Ethel Adell, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was dismissed with prejudice on July 5, 2012.  The action was filed on February 16, 2010, in the United States District Court for the Middle District of Alabama, Eastern Division, on behalf of over 800 plaintiffs against the Company and others. The plaintiffs, who claim to have been patrons of VictoryLand, alleged that the Company participated in gambling operations that violated Alabama state law by supplying to VictoryLand purportedly unlawful electronic bingo machines played by the plaintiffs. The plaintiffs originally sought damages based on Ala. Code, Sec 8-1-150(A), the Alabama Deceptive Trade Practices Act, and the Racketeer Influenced and Corruption Organizations Act 18 U.S.C. sec 1961(1). The case was settled for an immaterial amount with no finding or admission of wrongdoing.

Lafayette Adams, et al. v. Macon County Greyhound Park, Inc., et al., a civil action, was dismissed with prejudice on July 5, 2012.  The action was filed on October 6, 2010, in the Circuit Court of Macon County, Alabama, on behalf of hundreds of plaintiffs against Macon County Greyhound Park, Inc. d/b/a VictoryLand and on January 25, 2011, the Company, along with other manufacturers, was added. The plaintiffs, who claim to have been patrons of VictoryLand, alleged that the Company participated in gambling operations that violated Alabama state law by supplying to VictoryLand purportedly unlawful electronic bingo machines played by the plaintiffs. The plaintiffs sought recovery of gambling losses based on Ala. Code, Sec 8-1-150(A).  On February 22, 2011, the case was removed to the United States District Court for the Middle District of Alabama, Eastern Division. The case was settled for an immaterial amount with no finding or admission of wrongdoing.

Mexico Income Tax Audit

The Company's Mexican subsidiary, Multimedia Games de Mexico 1, S. de R.L. de C.V., or Multimedia Games de Mexico, has been under audit by the Mexico taxing authorities for the periods ended December 31, 2006 and 2007.

Regarding the 2006 tax year, on November 8, 2011, the Company filed an appeal against a resolution obtained from the Federal Tribunal of Fiscal and Administrative Justice, which was registered under docket number 25591/10-17-01-6. On March 30, 2012, this appeal was admitted to the Eighteenth Collegiate Tribunal of Administrative Matters of the First Circuit (Federal Court of Mexico), for its final resolution, where it was registered under docket number 214/2012 and is currently pending. Management continues to believe that it has a reasonable defense against this assessment and expects the ultimate assessment to range from $0 to $18,000.

On November 19, 2010, the Company filed before the taxing authorities an administrative appeal against the resolutions set forth by the taxing authorities in ruling number 500-74-02-04-03-2010-9403, which assessed an income and value added tax deficiency to Multimedia Games de Mexico for the 2007 tax year. In ruling number 600-27-00-02-00-2011 MAIB - 13370, issued by the South Local Administration of the Federal District of the Tax Administration Service, the Mexican tax authorities ruled on the appeal and reduced the total amount assessed for the 2007 year to approximately $2.7 million, a significant reduction from the previous assessment of approximately $14.1 million. However, management continues to believe that the Company still has a reasonable defense against this lowered assessment and expects the ultimate assessment to range from $0 to $2.7 million. Accordingly, on December 14, 2011, Multimedia Games de Mexico filed, before the Federal Tribunal of Fiscal and Administrative Justice, a lawsuit against the remaining $2.7 million assessment for 2007. The lawsuit was remitted for its study and resolution to the Eleventh Regional Metropolitan Division of the Federal Tribunal of Fiscal and Administrative Matters, and was registered under docket number 31987/11-17-11-8 and is now pending. Multimedia Games de Mexico has submitted evidentiary documentation in support of its complaint and is awaiting review. In January 2012, a bond of $2.7 million, using a $3.5 million standby letter of credit issued under the Company's domestic credit facility, was provided to the taxing authorities as collateral for the potential assessment based on the taxing authorities' current estimate of tax due; however, because management continues to believe that a loss is not probable, it cannot reasonably estimate the amount at this time, and thus has not recorded a reserve for this matter, although it is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flow.

14.      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued, and determined that no events, other than those disclosed within the footnotes hereto, have occurred subsequent to June 30, 2012 that warrant additional disclosure or accounting considerations.

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

As part of our revenue growth initiative, we remain focused on expanding market share through new product introductions and more effective utilization of sales and marketing efforts across the organization. In addition, we continue to derive a majority of our gaming revenues from participation and development agreements, both of which operate on a participation, or revenue share, basis.  Under these agreements, we place player terminals and systems, along with our proprietary and other licensed game content, at a customer's facility in return for a share of the revenues that these terminals and systems generate. We also generate revenue from the sale of gaming units and systems and seek to expand the use of for-sale revenue as we expand into additional gaming markets and jurisdictions throughout the country and with our current customer base. The creation of our proprietary products and market expansion is a key area of focus for our company. As a result of these efforts, during the fiscal third quarter 2012, we saw growth in both our domestic installed base and our unit sale business.  We expect fiscal 2013 revenue growth will be driven by further increases in the domestic installed base as well as growth in new unit sales, although such growth and increases may be at a lower rate than in fiscal 2012.  Based on current fiscal 2013 projections, we expect that our fiscal 2013 tax rate will be in the range of 36%-40%, compared to the fiscal 2012 full year expected effective tax rate of just under 1%.

In addition, we generate revenues by providing the central determinant system for video lottery terminals installed at racetracks in the State of New York and operated by the New York State Division of the Lottery.  We design and develop content for our gaming systems and also offer game themes that we have licensed from others. We currently operate in one business segment.

RESULTS OF OPERATIONS

Three- and Nine-Month Periods Ended June 30, 2012 Compared to Three- and Nine-Month Periods Ended June 30, 2011

Below are our revenues and costs and expenses for the periods noted above.  This information should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2012	2011	% change	2012	2011	% change
	(in thousands)			(in thousands)
Revenue
Gaming Operations
Participation or lease revenue	$24,279	$22,104	9.8%	70,966	63,389	12.0%
Lottery	4,140	2,453	68.8%	11,397	6,589	73.0%
Gaming Equipment and Systems Sales
Player terminal and equipment sales	8,986	6,264	43.5%	24,681	15,199	62.4%
Systems and Licensing	2,679	2,261	18.5%	6,691	5,836	14.7%
Other Revenue	380	317	19.9%	1,056	1,119	(5.6)%
Total Revenue	40,464	33,399	21.2%	114,791	92,132	24.6%
Costs and Expenses
Cost of gaming operations revenue	2,175	2,364	(8.0)%	6,479	6,575	(1.5)%
Cost of equipment and systems sales	4,894	3,760	30.2%	13,227	10,386	27.4%
Selling, general and administrative	12,062	10,498	14.9%	36,713	31,260	17.4%
Write-off, reserve, impairment and settlement charges	—	634	(100.0)%	—	837	(100.0)%
Research and development	4,090	3,332	22.7%	11,464	9,726	17.9%
Amortization and depreciation	9,510	10,207	(6.8)%	28,712	30,527	(5.9)%
Other income, net	(32)	(14)	(128.6)%	1,299	361	259.8%

	June 30,
	2012	2011	% change
End-of-period installed player terminal base:
Oklahoma	7,763	7,361	5.5%
Mexico	985	4,338	(77.3)%
Other	2,386	1,572	51.8%
Total participation units	11,134	13,271	(16.1)%

Three Months Ended June 30, 2012, Compared to Three Months Ended June 30, 2011

Total revenues for the three months ended June 30, 2012, were $40.5 million, compared to $33.4 million for the three months ended June 30, 2011, a $7.1 million, or 21.2%, increase.

Gaming Operations – Participation or Lease revenue

•
Oklahoma gaming revenues were $15.5 million in the three months ended June 30, 2012, compared to $15.4 million in the three months ended June 30, 2011, an increase of $177,000, or 1.2%. The installed base as of June 30, 2012 was 7,763, compared to 7,361 as of June 30, 2011, a 402 unit, or 5.5% increase.   We recently extended the unit placement arrangement with our largest customer; as part of this extension we agreed to decrease the revenue share percentage on certain units at this customer's facilities to bring the revenue share percentage in line with industry standards, . This decrease in revenue share percentage will occur in two pricing adjustments on July 16, 2013 and August 1, 2014. The pricing and unit adjustments at our largest customer are expected to be offset by continued expansion in Oklahoma and other jurisdictions.

•
Other domestic gaming operations revenue relates to participation or lease revenue primarily from the following states: Washington, California, New York, Wisconsin, and Alabama; and also includes revenue from Texas, Minnesota, Kansas, Idaho, Iowa, Mississippi, Louisiana, Florida, Connecticut, New Mexico, Arizona, Idaho, Indiana, Arkansas and Rhode Island.  Gaming operations revenue from these states combined was $8.5 million in the three months ended June 30, 2012, compared to $5.0 million during the same period of 2011, a $3.5 million, or 70.3%, increase.  The increase in gaming operations revenue in these states was primarily the result of an increase in our installed base of participation games, as well as an increase in back office fees received on player terminals sold in a market which utilizes our back office equipment. The end of period participation unit count for these states increased to 2,386 as of June 30, 2012 from 1,572 as of June 30, 2011, a 51.8% increase in our domestic participation footprint, outside of Oklahoma.

•
Revenues from the Mexico market were $260,000 in the three months ended June 30, 2012 and $1.8 million during the same period of 2011, a decrease of $1.5 million or 85.2%. The decrease in revenue is attributable to a decrease in Mexico's installed player terminals. As of June 30, 2012, we had installed 985 player terminals in Mexico compared to 4,338 terminals installed at June 30, 2011, a decrease of 3,353, or 77.3%. The reduction in the number of units and corresponding reduction in revenue relates to our planned strategy to optimize our deployed capital in Mexico. As part of this strategy, we have and expect to continue to remove older games from our customer locations and replace units at a conservative pace to maximize the return on investment, and we expect revenues from Mexico to continue to decrease for a period of time.

Gaming Operations – Lottery

•
Revenues from the New York Lottery system increased $1.7 million, or 68.8%, to $4.1 million in the three months ended June 30, 2012, from $2.5 million in the three months ended June 30, 2011. The increase is attributable to the opening of the Resorts World Casino in New York, New York, which resulted in the addition of 2,500 video lottery terminals and electronic table games on October 28, 2011 and approximately 2,500 additional units on December 15, 2011. This increased the total number of units within the New York Lottery system from 12,500 as of June 30, 2011 to approximately 17,100 as of June 30, 2012.

Gaming Equipment and System Sales –Player Terminal and Equipment Sales

•
Player terminal and equipment sales were $9.0 million for the three months ended June 30, 2012, and $6.3 million for the three months ended June 30, 2011, an increase of $2.7 million, or 43.5%. Revenue from the sale of player terminals for the three months ended June 30, 2012 were $8.4 million on the sale of 543 proprietary units, compared to $3.7 million on the sale of 251 proprietary units for the three month period ended June 30, 2011.  Gaming equipment sales were $155,000 for the three-month period ended June 30, 2012, compared to $563,000 in the June 30, 2011 period.  Generally, gaming equipment sales include ancillary equipment necessary for the full functionality of the player terminals in a casino.  Player terminal and equipment sales also include $466,000 and $2.0 million related to deferred revenue recognized during the three-month periods ended June 30, 2012 and 2011, respectively, due to final execution of deliverables or mutual agreement to changes in contract terms. The increase in this quarter for player terminal and equipment sales is largely attributable to our expansion into new markets.

Gaming Equipment and System Sales – Systems and Licensing

•
Systems and licensing sales revenue was $2.7 million for the three months ended June 30, 2012, and $2.2 million for the three months ended June 30, 2011, a $418,000, or 18.5%, increase. Systems and licensing revenue for the three months ended June 30, 2012 relates to (i) $2.0 million of licenses associated with the player terminal sales during the period; (ii) $549,000 of license revenue from game conversions; and (iii) $134,000 of systems and game themes sold in prior periods being amortized to revenue from deferred revenue over the contract period.  Systems and licensing revenue for the three months ended June 30, 2011 relates to (i) $1.4 million of systems and game themes sold in prior periods being recognized from deferred revenue during the period; (ii) $672,000 of licenses associated with the player terminal sales during the period and (iii) $173,000 of license revenue from game conversions. The increase in this quarter for systems and licensing is primarily attributable to sale of licenses related to player terminal sales.

Other Revenue

•
Other revenue was $380,000 for the three months ended June 30, 2012 and $317,000 for the three months ended June 30, 2011, a $63,000, or 19.9%, increase. This increase relates to an increase of maintenance and service contract revenue in the three months ended June 30, 2012.

Cost of Gaming Operations Revenue

•
Total cost of gaming operations revenue, which includes royalty and participation fees, decreased $189,000, or 8.0%, to $2.2 million in the three months ended June 30, 2012, from $2.4 million in the three months ended June 30, 2011. Costs of gaming operations revenue decreased primarily due to fewer participation fees paid to third-party manufacturers for leased machines.

Cost of Equipment & System Sales

•
Cost of equipment and system sales increased $1.1 million, or 30.2%, to $4.9 million in the three months ended June 30, 2012, from $3.8 million in the three months ended June 30, 2011. Cost of equipment and system sales for the three months ended June 30, 2012 includes (i) $4.4 million related to player terminal sales; (ii) $278,000 of costs of prior period shipments being amortized from deferred revenue over the contract period; and (iii) $177,000 related to the sale of gaming equipment during the period.  Cost of equipment and system sales for the three months ended June 30, 2011 includes (i) $1.8 million related to player terminal sales; (ii) $1.7 million of costs of prior period shipments being amortized from deferred revenue over the contract period; and (iii) $223,000 related to the sale of gaming equipment during the period.

Selling, General and Administrative Expenses

•
Selling, general and administrative expenses, or SG&A, increased approximately $1.6 million, or 14.9%, to $12.1 million for the three months ended June 30, 2012, from $10.5 million in the same period of 2011. This increase was primarily a result of the Company's efforts to retain and attract employees, including (i) an increase in stock compensation expense of $845,000; (ii) an increase in long term incentives of $489,000; and (iii) an increase in salaries and wages and employee benefits of $249,000.

Write-off, reserve, impairment and settlement charges

•
There were no write-off, reserve, impairment and settlement charges for the three month period ended June 30, 2012, compared to $634,000 in the same period of 2011. The charges in the 2011 period consisted of a $484,000 payment for a central system service interruption, and $150,000 related to a Mexico customs audit.

Research & Development

•
Research and development costs increased approximately $758,000, or 22.7%, to $4.1 million for the three months ended June 30, 2012, from $3.3 million in the same period of 2011. Our research and development costs increased primarily due to salaries and wages, independent testing lab fees and contract labor.

Depreciation and Amortization

•	Depreciation expense decreased $1.0 million, or 10.2%, to $8.4 million for the three months ended June 30, 2012, from

$9.3 million for the three month period ended June 30, 2011, primarily as a result of certain assets becoming fully depreciated. Amortization expense increased $258,000, or 29.4%, to $1.1 million for the three months ended June 30, 2012, compared to $877,000 for the same period of 2011, primarily because of an increase in capitalized software costs, which led to an increase in the associated amortization expense.

Other Income and Expense

•
Interest income decreased $278,000, or 47.4%, to $308,000 for the three months ended June 30, 2012, from $586,000 in the same period of 2011 due to reduced outstanding notes receivable balances. For the three months ended June 30, 2012, the Company recorded imputed interest of $287,000 relating to development agreements with an imputed interest rate range of 5.25% to 9.0%, compared to $552,000 for the same period in 2011.

•
Interest expense decreased $483,000, or 59.4%, to $330,000 for the three months ended June 30, 2012, from $813,000 in the same period of 2011 due to a significant reduction in interest rates charged under our Amended Credit Agreement and a reduction in the outstanding debt balance.

•
Other income (expense) decreased $223,000 to other expense of $10,000 for the three months ended June 30, 2012, from other income of $213,000 in the same period of 2011, resulting from a decrease in gains on the exchange of used equipment with our third party equipment suppliers, as well as net losses incurred on foreign currency transactions primarily related to our Mexico operations.

Income Taxes

•
Income tax expense increased by $630,000 to $452,000 for the three months ended June 30, 2012, from a tax benefit of $178,000 in the same period of 2011. The current period change is primarily related to changes in the valuation allowance, the Alternative Minimum Tax and state taxes. These figures represent effective income tax rates of 5.9% and (6.9)% for the three months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, we have fully reserved for all of our deferred tax assets as we determined that it is more likely than not that we will not be able to realize the benefit of those assets in the foreseeable future.

Nine Months Ended June 30, 2012, Compared to Nine Months Ended June 30, 2011

Total revenues for the nine months ended June 30, 2012, were $114.8 million, compared to $92.1 million for the nine months ended June 30, 2011, a $22.7 million, or 24.6%, increase.

Gaming Operations – Participation or Lease Revenue

•
Oklahoma gaming revenues were $47.2 million in the nine months ended June 30, 2012, compared to $45.2 million in the nine months ended June 30, 2011, an increase of $2.0 million, or 4.4%. The increase in revenue is attributable to an increase in Oklahoma’s installed base of participation games and overall increase in game performance. The installed base as of June 30, 2012 was 7,763, compared to 7,361 as of June 30, 2011, a 402 unit, or 5.5%, increase.  During the period we extended the unit placement arrangement with our largest customer; as part of this extension we agreed to decrease the revenue share percentage on approximately 1,000 units to bring them in line with industry standards, as well as other units deployed at this customer's facilities. This decrease in revenue share percentage will occur in two pricing adjustments on July 16, 2013 and August 1, 2014. The pricing and unit adjustments at our largest customer are expected to be offset by continued expansion in Oklahoma and other jurisdictions.

•
Other domestic gaming operations revenue relates to participation or lease revenue primarily from the following states: Washington, California, New York, Wisconsin, and Alabama; and also includes revenue from Texas, Minnesota, Kansas, Idaho, Iowa, Mississippi, Louisiana, Florida, Connecticut, New Mexico, Arizona, Idaho, Indiana, Arkansas and Rhode Island.  Gaming operations revenue from these states combined was $22.0 million in the nine months ended June 30, 2012, compared to $12.8 million during the same period of 2011, a $9.2 million, or 71.8%, increase.  The increase in gaming operations revenue in these states was primarily the result of an increase in our installed base of participation games, as well as an increase in back office fees received on player terminals sold in a market which utilizes our back office equipment. The end of period participation unit count for these states increased to 2,386 as of June 30, 2012, from 1,572 as of June 30, 2011, a 51.8% increase in our domestic participation footprint outside of Oklahoma.

•
Revenues from the Mexico market were $1.8 million in the nine months ended June 30, 2012 and $5.4 million during the same period of 2011, a decrease of $3.6 million, or 66.5%. The decrease in revenue is attributable to a decrease in

Mexico's installed player terminals. As of June 30, 2012, we had installed 985 player terminals in Mexico compared to 4,338 terminals installed at June 30, 2011, a decrease of 3,353, or 77.3%. The reduction in the number of units and corresponding reduction in revenue relates to our planned strategy to optimize our deployed capital in Mexico. As part of this strategy we have and expect to continue to remove older games from our customer locations and replace units at a conservative pace to maximize the return on investment, and we expect revenues from Mexico to continue to decrease for a period of time.

Gaming Operations – Lottery

•
Revenues from the New York Lottery system increased $4.8 million, or 73.0%, to $11.4 million in the nine months ended June 30, 2012, from $6.6 million in the nine months ended June 30, 2011. The increase is attributable to the opening of the Resorts World Casino in New York, NY, which resulted in the addition of 2,500 video lottery terminals and electronic table games on October 28, 2011 and approximately 2,500 additional units on December 15, 2011. This increased the total number of units within the New York Lottery system from 12,500 as of June 30, 2011 to approximately 17,100 as of June 30, 2012.

Gaming Equipment and System Sales – Player Terminal and Equipment Sales

•
Player terminal and equipment sales were $24.7 million for the nine months ended June 30, 2012, and $15.2 million for the nine months ended June 30, 2011, an increase of $9.5 million, or 62.4%. Player terminal sales for the nine months ended June 30, 2012 were $21.4 million on the sale of 1,423 proprietary units, compared to sales of $10.4 million on the sale of 692 proprietary units for the nine month period ended June 30, 2011.  Gaming equipment sales were $1.7 million for the nine month periods ended June 30, 2012, and $2.2 million for the nine month periods ended June 30, 2011.  Generally, gaming equipment sales include ancillary equipment necessary for the full functionality of the player terminals in a casino.  Player terminal and equipment sales also include $1.5 million and $2.6 million related to deferred revenue recognized during the nine-month periods ended June 30, 2012 and 2011, respectively, due to final execution of deliverables or mutual agreement to changes in contract terms. The increase in this quarter for player terminal and equipment sales is largely attributable to our expansion into new markets.

Gaming Equipment and System Sales – Systems and Licensing

•
Systems and licensing sales revenue was $6.7 million for the nine months ended June 30, 2012, and $5.8 million for the nine months ended June 30, 2011, a $855,000, or 14.7%, increase. Systems and licensing revenue for the nine months ended June 30, 2012 relates to (i) $4.9 million of licenses associated with the player terminal sales during the period; (ii) $1.3 million of license revenue from game conversions; and (iii) $524,000 of systems and game themes sold in prior periods being amortized to revenue from deferred revenue over the contract period.  Systems and licensing revenue for the nine months ended June 30, 2011 relates to (i) $4.0 million of systems and game themes sold in prior periods being recognized from deferred revenue during the period; (ii) $1.5 million of licenses associated with the player terminal sales during the period; and (iii) $244,000 of license revenue from game conversions. The increase in this quarter for systems and licensing is primarily attributable to sale of licenses related to player terminal sales.

Other Revenue

•
Other revenue was $1.1 million for both the nine months ended June 30, 2012 and 2011 a $63,000, or 5.6%, decrease. This reduction relates to a decrease in maintenance and service contract revenue in the 2012 nine-month period, partially offset by an increase of a gain on disposed assets.

Cost of Gaming Operations Revenue

•
Total cost of gaming operations revenue, which includes royalty and participation fees, decreased $96,000, or 1.5%, to $6.5 million in the nine months ended June 30, 2012, from $6.6 million in the nine months ended June 30, 2011. Costs of gaming operations revenue decreased primarily due to fewer participation fees paid to third-party manufacturers for leased machines.

Cost of Equipment & System Sales

•
Cost of equipment and system sales increased $2.8 million, or 27.4%, to $13.2 million in the nine months ended June 30, 2012, from $10.4 million in the nine months ended June 30, 2011. Cost of equipment and system sales for the nine months ended June 30, 2012 includes (i) $11.2 million related to player terminal sales; (ii) $1.1 million related to the sale of gaming equipment during the period;and (iii) $874,000 of costs of prior period shipments being amortized from deferred revenue over the contract period.  Cost of equipment and system sales for the nine months ended June 30, 2011 includes (i) $5.1 million related to player terminal sales; (ii) $4.3 million of costs of prior period shipments being amortized from deferred revenue over the contract period; and (iii) $953,000 relate to the sale of gaming equipment during the period.

Selling, General and Administrative Expenses

•
Selling, general, and administrative expenses, or SG&A, increased approximately $5.5 million, or 17.4%, to $36.7 million for the nine months ended June 30, 2012, from $31.3 million in the same period of 2011. This increase was primarily a result of (i) an increase in salaries and wages and employee benefits of $1.9 million to retain and attract employees; (ii) an increase of stock compensation expense of $1.4 million; (iii) an increase in annual incentive of $450,000; (iv) an increase in long-term incentives of $921,000; and (v) an increase in legal and professional fees of $280,000.

Write-off, reserve, impairment and settlement charges

•
There were no write-off, reserve, impairment and settlement charges for the nine month period ended June 30, 2012, compared to $837,000 in the same period of 2011. The charges in the 2011 period consisted of a payment of $484,000 for a central system service interruption, $150,000 related to a Mexico customs audit and impairment of install costs at the Alabama locations for $203,000.

Research & Development

•
Research and development costs increased approximately $1.7 million, or 17.9%, to $11.5 million for the nine months ended June 30, 2012, from $9.7 million in the same period of 2011. Our research and development costs increased primarily from additional contract labor and game lab testing fees.

Depreciation and Amortization

•
Depreciation expense decreased $2.4 million, or 8.8%, to $25.4 million for the nine months ended June 30, 2012, from $27.8 million for the nine-month period ended June 30, 2011, primarily as a result of certain assets becoming fully depreciated. Amortization expense increased $634,000, or 23.5%, to $3.3 million for the nine months ended June 30, 2012, compared to $2.7 million for the same period of 2011, primarily because of an increase in capitalized software costs, which led to an increase in the associated amortization expense.

Other Income and Expense

•
Interest income decreased $701,000, or 34.7%, to $1.3 million for the nine months ended June 30, 2012, from $2.0 million in the same period of 2011 due to reduced outstanding notes receivable balances. For the nine months ended June 30, 2012, the Company recorded imputed interest of $1.1 million relating to development agreements with an imputed interest rate range of 5.25% to 9.0%, compared to $1.8 million for the same period in 2011.

•
Interest expense decreased $1.4 million, or 57.0%, to $1.1 million for the nine months ended June 30, 2012, from $2.5 million in the same period of 2011 due to a significant reduction in interest rates charged under our Amended Credit Agreement and a reduction in the outstanding debt balance.

•
Other income increased $237,000, or 29.6%, to $1.0 million for the nine months ended June 30, 2012, from $801,000 in the same period of 2011 resulting from an increase in gains on the exchange of used equipment with our third party equipment suppliers.

Income Taxes

•
Income tax benefit increased by $962,000 to $354,000 for the nine months ended June 30, 2012, from an expense of $608,000 in the same period of 2011. The current period change is primarily related to changes in the valuation allowance, state taxes, and the release of a reserve for an uncertain tax position. These figures represent effective income tax rates of (1.8)% and 19.1% for the nine months ended June 30, 2012 and 2011, respectively. As of June 30, 2012, we have fully reserved for all of our deferred tax assets as we determined that it is more likely than not that we will not be able to realize the benefit of those assets in the foreseeable future.

RECENT ACCOUNTING PRONOUNCEMENTS

We monitor new generally accepted accounting principles and disclosure reporting requirements issued by the SEC and other standard setting agencies. Recently issued accounting standards affecting our financial results are described in Note 2 of our unaudited condensed consolidated financial statements.

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

ASU No 2009-14 amends the scope of software revenue recognition to exclude all tangible products containing both software and non software components that function together to deliver the tangible product's essential functionality. As a result, certain tangible products that were previously accounted for under the scope of software revenue recognition guidance (Accounting Standards Codification Subtopic 985-605) will no longer be accounted for as software.

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

Management reviews long-lived asset classes for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For impairment analysis purposes, the Company’s rental pool is viewed as a fungible pool of assets; including assets in both rental pool-deployed and rental pool-undeployed.  In order to determine whether these assets are impaired, the net book value of the rental pool is compared to an estimate of future net cash flows from all existing facilities. The primary assumption used in determining future cash flows is our estimate of future revenue.  In addition, the Company analyzes the composition of its rental pool to determine the future use of older models and related components for those models.  The impairment analysis for the fiscal year ended September 30, 2011 indicated that we had substantial cash flows to fully recover the carrying value of the entire rental pool.  As of June 30, 2012 and September 30, 2011, rental pool assets totaled $47.0 million and $44.5 million, respectively. (Critical Assumption #2)

Assumptions/Approach used for Critical Assumption #1: The carrying value of the asset is determined based upon management’s assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight line basis, where the useful life of items in the rental pool has been determined by management to be three years.

Effect if different assumptions used for Critical Assumption #1: While we believe that the useful lives that have been determined for our fixed assets are reasonable, different assumptions could materially affect the carrying value of the assets, as well as the depreciation expense recorded in each respective period related to those assets. During the three-month period ended June 30, 2012, a significant portion of the $9.5 million of depreciation and amortization expense related to assets in the rental pool. If the depreciable life of assets in our rental pool were changed from three years to another period of time, we could incur a materially different amount of depreciation expense during the period.

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

Management reviews intangible assets related to development and placement fee agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Critical Assumption #2). For the three-month period ended June 30, 2012, there was no impairment to the assets’ carrying values.

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

Additionally, in accordance with ASC Topic 740, as of June 30, 2012, we have not recorded a liability associated with uncertain tax positions.

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

Assumptions/Approach Used: Numerous judgments and assumptions are inherent in the determination of future taxable income and tax return filing positions that we take, including factors such as future operating conditions. As of June 30, 2012, management considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. As a result of this analysis, and based on a cumulative loss in the prior three fiscal years, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in the U.S. and Mexico will be realized. As a result, the Company maintains a valuation allowance against all of its deferred tax assets.

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

As of June 30, 2012, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in the U.S. and Mexico will be realized. As a result, the Company maintains a valuation allowance against all of its deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had $68.3 million in unrestricted cash and cash equivalents, compared to $46.7 million as of September 30, 2011. During the nine-month period ended June 30, 2012 and 2011, we received approximately $13.0 million and $11.9 million, respectively, from notes receivable, of which $11.9 million and $10.7 million were collected on development agreements. In addition, during the nine-month period ended June 30, 2012 and 2011 we received $6.8 million and $2.9 million, respectively, for proceeds from the exercise of stock options. Our working capital as of June 30, 2012, was $78.3 million, compared to a working capital of $59.0 million at September 30, 2011. The increase in working capital was primarily the result of an increase in cash collections from notes receivable, exercises of stock options and an increase in inventory. During the nine-month period ended June 30, 2012, we used $31.8 million for net capital expenditures of property and equipment, compared to $25.7 million for the nine month period ended June 30, 2011.  In addition, we have $34.2 million outstanding and $37.0 million available for future borrowings under the Amended Credit Agreement, subject to covenant restrictions (see the discussion of our credit agreement in Note 10 and below). Availability under the Amended Credit Agreement is reduced to the extent of a $3.5 million outstanding letter of credit.

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

As of June 30, 2012, our total contractual cash obligations were as follows (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Credit Agreement Term Loan(1)	$3,700	$7,400	$23,125	$—	$34,225
Capital Leases(2)	141	281	59		481
Operating leases(3)	1,349	3,369	1,848	42	6,608
Purchase commitments(4)	16,102	—	—	—	16,102
Total	$21,292	$11,050	$25,032	$42	$57,416

(1)	Consists of amounts borrowed under the term loan to our Amended Credit Agreement at the Eurodollar rate plus the applicable spread (3.24% as of June 30, 2012).

(2)	Consists of amounts borrowed for certain capital leases with interest rates ranging from 2.4% to 12.4%.

(3)	Consists of operating leases for our facilities and office equipment.

(4)	Consists primarily of inventory purchase orders and includes payment for and commitments to purchase third party gaming content licenses.

During the nine-month period ended June 30, 2012, we generated $57.2 million in cash from our operations, an increase of $3.3 million, or 6.1%, from $53.9 million during the same period of 2011. The increase was primarily the result of a $17.3 million increase in net income, partially offset by an increase in inventories to accommodate expected future demand for our products and a decrease of accounts payables.

Cash used in investing activities increased $18.8 million, or 97.6%, to $38.0 million in the nine month period ended June 30, 2012, from $19.2 million in the nine month period ended June 30, 2011. The increase was primarily the result of increases in placement fee agreement payments of $13.0 million, and in net capital expenditures of property and equipment of $6.1 million, partially offset by an increase in repayments under development agreements of $1.2 million. Additions to property and equipment and leased gaming equipment consisted of the following:

	Nine Months Ended
	2012	2011
	(In thousands)
Gaming equipment	$30,458	$21,748
Third-party gaming content licenses	1,692	3,579
Other	3,537	1,576
Additions to property and equipment and leased gaming equipment, gross	35,687	26,903
Less transfer of leased gaming equipment to inventory	(3,876)	(1,164)
Additions to property and equipment and leased gaming equipment, net	$31,811	$25,739

Cash provided by financing activities increased by $10.3 million, or 134.5%, to $2.7 million in the nine month period ended June 30, 2012, from a usage of $7.7 million in the same period of 2011. The increase was primarily the result of a $8.2 million decrease in the purchase of treasury stock, and a $3.9 million increase of proceeds related to the exercise of stock options during the nine-month period ended June 30, 2012 compared to the nine-month period ended June 30, 2011.

Our capital expenditures for the next 12 months will depend upon the number of new player terminals that we are able to place into service at new or existing facilities and the actual number of repairs and equipment upgrades to the player terminals that are currently in the field. We intend to increase the number of new player terminals through expansion into new markets, which we expect to increase our capital expenditures.

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

Our performance and financial results are, to a certain extent, subject to (i) general conditions in or affecting the Native American gaming industry, and (ii) general economic, political, financial, competitive, and regulatory factors beyond our control. If our business does not continue to generate cash flow at appropriate levels or if we receive a material judgment against us in a lawsuit (See generally Part II, Item 1A. Risk Factors), we may need to raise additional financing. Sources of additional financing might include additional bank debt or the public or private sale of equity or debt securities. However, sufficient funds may not be available, on terms acceptable to us or at all, from these sources, or any others, to enable us to make necessary capital expenditures and to make discretionary investments in the future.

Stock Repurchase Authorizations

On December 3, 2010, we announced that our Board of Directors had authorized the repurchase of $15.0 million of our common stock over the next three year period. During the three month period ended June 30, 2012, we did not purchase any shares of our common stock. During the nine-month period ended June 30, 2012, we purchased 392,821 shares of our common stock for approximately $1.9 million at an average cost of $4.78 per share, exclusive of broker fees. From inception of the program through June 30, 2012, the Company has purchased approximately $2.2 million shares of its common stock for $11.9 million at an average cost of $5.36 per share, exclusive of broker fees. At June 30, 2012 approximately $3.1 million remained on the repurchase authorization. The share repurchase program is subject to the Company's Amended Credit Agreement and a 10b5-1 plan, in which purchases may be made from time to time in the open market, subject to certain pricing parameters.

Stock-Based Compensation

At June 30, 2012, we had approximately 4.3 million options to purchase common stock outstanding, with exercise prices ranging from $1.61 to $18.71 per share, of which, approximately 2.0 million of the outstanding options to purchase common stock were exercisable.

During the nine months ended June 30, 2012, options to purchase 1.1 million shares of common stock were granted at a weighted average exercise price of $6.90 per share, and we issued 1.3 million shares of common stock as a result of stock option exercises with a weighted average exercise price of $5.13. The Company also granted to certain of its directors restricted stock in the aggregate of 48,000 shares during the nine-months ended June 30, 2012 at an average fair value per share price of $10.16.

At June 30, 2011, we had approximately 5.9 million options to purchase common stock outstanding, with exercise prices ranging from $1.61 to $18.71 per share, of which, approximately 3.5 million of the outstanding options to purchase common stock were exercisable.

During the nine-months ended June 30, 2011, options to purchase 523,700 shares of common stock were granted at a weighted average exercise price of $4.65 per share, and we issued 764,540 shares of common stock as a result of stock option exercises with a weighted average exercise price of $3.83.

SEASONALITY

We believe our operations are not materially affected by seasonal factors, although we have experienced fluctuations in our revenues from period to period.

CONTINGENCIES

For information regarding contingencies, see “Item 1. Condensed Financial Statements – Note 13 - Commitments and Contingencies” and “PART II – Item 1. Legal Proceedings.”

OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2012, the Company had an outstanding letter of credit issued under our domestic credit facility to ensure payment to certain Mexican governmental agencies in the amount of $3.5 million.  Such off-balance sheet arrangements are not reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources. See Note 13 of the Notes to Condensed Consolidated Financial Statements "Commitments and Contingencies."

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of business, primarily associated with interest rate fluctuations, primarily with respect to our operations in Mexico.

In connection with the development agreements we enter into with some of our customers, we advance funds for the construction and development of gaming facilities, which are generally required to be repaid. As a result of our adjustable-interest-rate notes payable and fixed-interest-rate-notes receivable described in “Item 1. Condensed Financial Statements, Note 7 Notes Receivable "and "Note 10 Credit Agreement, Long-Term Debt and Capital Leases,” we are subject to market risk with respect to interest rate fluctuations. Any material increase in prevailing interest rates could cause us to incur significantly higher interest expense. These factors have not increased significantly since the beginning of our fiscal year 2012. Accordingly, there has been no significant change in the Company's strategies to manage any of these exposures during the first nine months of 2012.

We account for currency translation from our Mexico operations in accordance with ASC Topic 830, “Foreign Currency Matters.” Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income. We do not currently manage this exposure with derivative financial instruments. These factors have not increased significantly since the beginning of our fiscal year 2012. Accordingly, there has been no significant change in the Company's strategies to manage any of these exposures during the first nine months of 2012.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that these disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2012.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting identified in management’s evaluation during the third quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a party to various material legal proceedings, which are described in the Company's Annual Report on Form 10-K filed for the year ended September 30, 2011 under the caption “Item 3. Legal Proceedings,” which are incorporated herein by reference.  We are also the subject of various pending and threatened claims in the ordinary course of business. While the results of any ultimate resolution cannot be predicted, as of June 30, 2012 it is the opinion of management, based upon discussions with counsel, that any losses resulting from these matters will not have a material adverse effect on our financial position, results of operations, or regulatory licenses or approvals; however, it is possible that extraordinary or unexpected legal fees could adversely impact our financial results during a particular fiscal period.

Alabama Litigation. On July 5, 2012, orders of dismissal were entered for two of our previously outstanding Alabama lawsuits (Adell and Adams), and we are currently involved in three lawsuits, as further described below, related to our former charity bingo operations in the state of Alabama. While we continue to believe that these lawsuits are no longer material from a pure damages perspective, a finding in any of these cases that electronic charity bingo was illegal in Alabama during the pertinent time frame could potentially have material adverse regulatory consequences for us in other jurisdictions. Two of the lawsuits are pending in federal court and were filed on behalf of individuals who claim to be patrons of either White Hall Entertainment Center in Lowndes County, Alabama or VictoryLand in Shorter, Alabama, and include several claims related to the alleged illegality of electronic charity bingo in Alabama. The third lawsuit is a civil forfeiture action brought by the State of Alabama that arose out of the seizure of equipment at White Hall Entertainment Center in Lowndes County, Alabama, and in which we intervened.

Dollie Williams, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010, in the United States District Court for the Middle District of Alabama, Eastern Division, against the Company and others. The plaintiffs, who claim to have been patrons of VictoryLand, allege that the Company participated in gambling operations that violated Alabama state law by supplying to VictoryLand purportedly unlawful electronic bingo machines played by the plaintiffs, and seek recovery of  the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint under Ala. Code Sec. 8-1-150(A). The plaintiffs have requested that the court certify the action as a class action. On March 16, 2012, Walter Bussey and two other named plaintiffs were voluntarily dismissed.  The parties currently are engaged in discovery related to class certification issues.  We continue to vigorously defend this matter, however, given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences to the Company in other jurisdictions.

Ozetta Hardy v. Whitehall Gaming Center, LLC, et al., a civil action, was filed against Whitehall Gaming Center, LLC (an entity that does not exist), Cornerstone Community Outreach, Inc., and Freedom Trail Ventures, Ltd., in the Circuit Court of Lowndes County, Alabama. On June 3, 2010, the Company and other manufacturers were added. The plaintiffs, who claim to have been patrons of White Hall, allege that the Company participated in gambling operations that violated Alabama state law by supplying to White Hall purportedly unlawful electronic bingo machines played by the plaintiffs, and seek recovery of  the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint based on Ala. Code, Sec 8-1-150(A).The plaintiffs have requested that the court certify the action as a class action. On July 2, 2010, the defendants removed the case to the United States District Court for the Middle District of Alabama, Northern Division.  The Company awaits a ruling on the plaintiffs' motion for class certification, which has been fully briefed and is pending before the court. We continue to vigorously defend this matter, however, given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences to the Company in other jurisdictions.

State of Alabama v. Chad Dickie, et al., a civil forfeiture action, was filed by the State of Alabama against certain property seized in connection with the March 19, 2009 raid of White Hall Entertainment Center in Lowndes County, including certain of our property. The case was filed in the Circuit Court of Lowndes County on April 21, 2009. On October 15, 2010, we, along with other manufacturers, filed a motion to intervene in the action in order to defend against contentions that our property was used in the operation of illegal gambling activity.  On October 21, 2010, the court entered an order granting our motion to intervene. The parties were unable to reach a resolution at mediation, but continue to discuss possible resolution.  We continue to vigorously defend this matter, however, given the inherent uncertainties in this litigation, we are unable to make any prediction as to the ultimate outcome.  An unfavorable result in this case, including a finding that electronic bingo was illegal in Alabama during the pertinent time frame, or that the Company violated the law, could have adverse regulatory consequences to the Company in other jurisdictions.

Ethel Adell, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was dismissed with prejudice on July 5, 2012.  The action was filed on February 16, 2010, in the United States District Court for the Middle District of Alabama, Eastern Division, on behalf of over 800 plaintiffs against the Company and others. The plaintiffs, who claim to have been patrons of VictoryLand, alleged that the Company participated in gambling operations that violated Alabama state law by supplying to VictoryLand purportedly unlawful electronic bingo machines played by the plaintiffs. The plaintiffs originally sought damages based on Ala. Code, Sec 8-1-150(A), the Alabama Deceptive Trade Practices Act, and the Racketeer Influenced and Corruption Organizations Act 18 U.S.C. sec 1961(1). The case was settled for an immaterial amount with no finding or admission of wrongdoing.

Lafayette Adams, et al. v. Macon County Greyhound Park, Inc., et al., a civil action, was dismissed with prejudice on July 5, 2012.  The action was filed on October 6, 2010, in the Circuit Court of Macon County, Alabama, on behalf of hundreds of plaintiffs against Macon County Greyhound Park, Inc. d/b/a VictoryLand and on January 25, 2011, the Company, along with other manufacturers, was added. The plaintiffs, who claim to have been patrons of VictoryLand, alleged that the Company participated in gambling operations that violated Alabama state law by supplying to VictoryLand purportedly unlawful electronic bingo machines played by the plaintiffs. The plaintiffs sought recovery of gambling losses based on Ala. Code, Sec 8-1-150(A).  On February 22, 2011, the case was removed to the United States District Court for the Middle District of Alabama, Eastern Division. The case was settled for an immaterial amount with no finding or admission of wrongdoing.

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

On November 19, 2010, we filed before the taxing authorities an administrative appeal against the resolutions set forth by the taxing authorities in ruling number 500-74-02-04-03-2010-9403, which assessed an income and value added tax deficiency to Multimedia Games de Mexico for the 2007 tax year. In ruling number 600-27-00-02-00-2011 MAIB - 13370, issued by the South Local Administration of the Federal District of the Tax Administration Service, the Mexican tax authorities ruled on the appeal and reduced the total amount assessed for the 2007 year to approximately $2.7 million, a significant reduction from the previous assessment of approximately $14.1 million. However, management continues to believe that we still have a reasonable defense against this lowered assessment and expects the ultimate assessment to range from $0 to $2.7 million. Accordingly, on December 14, 2011, Multimedia Games de Mexico filed, before the Federal Tribunal of Fiscal and Administrative Justice, a lawsuit against the remaining $2.7 million assessment for 2007. The lawsuit was remitted for its study and resolution to the Eleventh Regional Metropolitan Division of the Federal Tribunal of Fiscal and Administrative Matters, and was registered under docket number 31987/11-17-11-8 and is now pending. Multimedia Games de Mexico has submitted evidentiary documentation in support of its complaint and is awaiting review. In January 2012, a bond of $2.7 million, using a $3.5 million standby letter of credit issued under our domestic credit facility, was provided to the taxing authorities as collateral for the potential assessment based on the taxing authorities' current estimate of tax due; however, because management continues to believe that a loss is not probable, it cannot reasonably estimate the amount at this time, and thus has not recorded a reserve for this matter, although it is possible that an adverse outcome could have an adverse effect upon our financial condition, operating results or cash flow.

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

For the nine-month periods ended June 30, 2012 and 2011, approximately 31% and 37%, respectively, of our total net revenues (net of accretion) were from one customer. Our relationship with that customer is largely governed by multiple development or placement fee agreements. Under our development and placement fee agreements, we secure a long-term revenue share percentage and a fixed number of player terminal placements in our customer's facility, in exchange for funding the development and construction of the gaming facility. Some of these agreements are set to terminate pursuant to their terms during the next several years and we may not be able to renegotiate new or substantially similar agreements with that customer. A material decrease in our revenue share with our largest customer would have a material and adverse effect upon our financial condition and results of operations.

We have a significant concentration of revenues in Oklahoma and changes in economic, regulatory and licensing conditions in Oklahoma may adversely affect our business.

For the nine-month periods ended June 30, 2012 and 2011, approximately 41% and 51%, respectively, of our total net revenues (net of accretion) were from Native American tribes located in Oklahoma. A significant concentration of our revenue comes from Oklahoma, and local economic, regulatory and licensing changes may adversely affect our Oklahoma customers, and therefore our development and placement fee agreements and our business, disproportionately to changes in national economic conditions, including adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, and to expand in the Oklahoma market, the loss of Oklahoma tribes as customers, including our largest customer, would have a material and adverse effect upon our financial condition and results of operations. In addition, legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe previously avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. The State of Oklahoma permits other types of gaming, both at Native American tribal gaming facilities and at Oklahoma racetracks, and many of our competitors now seek entry into this market. The loss of significant market share to these new gaming opportunities or the increased presence of our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.  We believe that the introduction of our competitor’s more aggressive Class II machines, with characteristics of traditional slot machines, into the Oklahoma Class II market has adversely affected our operating results and market position in that state and may continue to do so in the future.

The gaming industry is intensely competitive.  We may not be able to successfully compete in new and existing markets due to research and development, intellectual property and regulatory challenges, and if we are unable to compete effectively, our business could be negatively impacted.

We operate in an intensely competitive industry against larger companies with significant financial, research design and development, and marketing resources. These larger companies, most of whom have greater resources, are aggressively competing against us in our core business operations, including but not limited to, charity bingo, lottery, Class II, Class III, commercial slot and international bingo/gaming markets. Additionally, new smaller competitors compete against us in our traditional markets, and these smaller competitors may not face the same regulatory and/or compliance restraints that we have. Any increased competition will intensify pressure on our pricing model. We expect to face increased competition as we attempt to enter new markets and new geographical locations.

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

We may not collect all amounts recorded for value added taxes related to our operations in Mexico and may be subject to additional income tax in Mexico which may adversely affect our financial results.

Our Mexican operations are subject to a value added tax, or VAT, which has been applied to the imports of products originating outside of Mexico. We have an outstanding VAT receivable from the Mexican taxing authority primarily related to VAT levied on product shipments for 2006 and 2007.  At June 30, 2012 and September 30, 2011, the Company’s VAT receivable was $3.1 million and $2.8 million, respectively.  The Mexican taxing authority has ruled on 2006 and 2007 and has challenged the registration of certain of our transactions that have generated approximately $383,000 in VAT receivable.  Although we have fully reserved the VAT receivable, we have also formally contested these rulings, and we continue to believe we have a reasonable defense.  However, the final resolution of the contested balances remains uncertain and may adversely affect the carrying value of the receivable. In addition, the Mexican taxing authorities have completed income tax audits for the 2006 and 2007 periods and have ruled that a revised assessment of approximately $2.7 million should be issued for the 2007 period. Upon appeal, the Mexican taxing authorities have reduced their original assessment and we believe we can continue to provide the necessary evidence for a reasonable defense; however, an adverse determination could result in additional foreign income tax expense, which may adversely affect our financial condition, operating results or cash flow.

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

As gaming regulatory requirements vary from jurisdiction to jurisdiction, we are subject to a wide range of complex gaming laws and regulations in the jurisdictions in which we, and intend to, operate which could be time consuming, expensive and distracting to management.  As we expand into new markets, we expect to encounter business, legal, operational and regulatory uncertainties as well as additional responsibilities. We recently entered into several major commercial jurisdictions, including Nevada, Mississippi and Louisiana, and as a result, are subject to increasing legal, regulatory and reporting requirements that will require substantial additional resources. As we enter new jurisdictions, our reporting systems for that particular jurisdiction need to be developed and/or updated, and we may fail to provide timely or adequate notifications or reporting requirements within these new jurisdictions, which could have adverse regulatory consequences for us in that, or in other, jurisdictions, which could affect our business. Entering into new markets may require us to make changes to our gaming systems to ensure that they comply with applicable regulatory requirements, and may require us to obtain additional licenses. We may also encounter additional legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. If we are unable to effectively develop and operate within these new markets, then our business, operating results and financial condition would be impaired.  Furthermore, as we attempt to generate new streams of revenue by selling units to new customers in new jurisdictions we may have difficulty implementing an effective sales strategy for jurisdictional specific games. Our failure to successfully implement an effective sales strategy could cause our future operating results to vary materially from what management has forecast.

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

If we are unable to keep pace with rapid innovations in new technologies or product design and deployment or if we are unable to quickly adapt our development and manufacturing processes to compete, our business and results of operation could be negatively impacted.

Our success is dependent on our ability to develop and sell new products and systems that are attractive not only to our customers, but also to their customers, the end players.  If our gaming devices do not appeal to customers, or if our gaming devices do not meet or sustain revenue and profitability of contractual obligations and expectations, our gaming devices may be replaced by our competitors' devices.  Additionally, we may be unable to enhance existing products in a timely manner in response to changing regulatory, legal or market conditions or customer requirements, or new products or new versions of our existing products may not achieve market acceptance in new or existing markets. Therefore, our future success depends upon our ability to design and market technologically sophisticated products that meet our customer's needs regarding, among other things, ease of use and adaptability, but also that are unique and entertaining such that they achieve high levels of player appeal and sustainability. If we fail to keep pace with our competitors, our business could be adversely affected.

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

Additionally, Native American tribes generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States.  Before we can sue or enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe, the Native American tribe must effectively waive its sovereign immunity with respect to the matter in dispute, which we are not always able to obtain.  For example, our largest customer, who accounts for 31% of our total net revenues (net of accretion) as of June 30, 2012, has not given us a waiver of sovereign immunity.  Without a limited waiver of sovereign immunity, or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract.  Even if the waiver of sovereign immunity by a Native American tribe is deemed effective, there will be an issue as to the forum in which a lawsuit can be brought against the Native American tribe.  Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native American tribes and we may be unable to enforce any arbitration decision effectively.

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
We may not be successful in protecting our intellectual property rights, or in avoiding claims that either we are infringing upon the intellectual property rights of others or that our intellectual property is not valid and enforceable.
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
Our contracts with our customers are on a year-to-year or multi-year basis. Except for customers with whom we have entered into development and placement fee agreements, we do not rely upon the stated term of our customer contracts to retain the business of our customers. We rely instead upon providing competitive player terminals, games and systems to give our customers the incentive to continue doing business with us. At any point in time, a significant portion of our business is subject to nonrenewal, which may materially and adversely affect our earnings, financial condition and cash flows. In addition, certain of our customer contracts have "buy out" provisions enabling our customer to purchase machines formerly provided to them under revenue participation arrangements.  To the extent our customers exercise their buy out rights pursuant to these provisions, we recognize revenue from equipment sales in the current period while losing future participation or lease revenue from purchased machines.  This could have the effect of reducing our overall future revenues from these customers and thereby adversely affect our future operating results.
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
The demand for entertainment and leisure activities tends to be highly sensitive to consumers' disposable incomes, and thus a decline in general economic conditions, higher levels of unemployment, weakness in the housing markets, higher consumer debt levels, declines in consumer confidence in future economic conditions, higher tax rates, higher interest rates, and other adverse economic conditions may lead to our end users having less discretionary income with which to wager. Additionally, higher airfares, gasoline prices and other costs may adversely affect the number of players visiting our customers' gaming facilities. The gaming industry is currently experiencing a period of reduced demand. A decline in the relative health of the gaming industry and the difficulty or inability of our customers to obtain adequate levels of capital to finance their ongoing operations reduces their resources available to purchase our products and services, which adversely affects our revenues. If we experience a significant unexpected decrease in demand for our products, we could also be required to increase our inventory obsolescence charges. Additionally, a decline in general economic conditions might negatively impact our customers' abilities to pay us in a timely fashion. Our customers' failures to make timely payments could result in an increase in our provision for bad debt.

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
We have gaming units not deployed as of June 30, 2012, which are considered part of our rental pool. This rental pool is available for deployment in new or existing customer facilities. If the opening of new facilities is altered negatively or the expansion, reduction or closing of an existing facility occurs, the realizable value of these assets could be adversely impacted. In such instances we may be required to recognize impairment charges on these assets.
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
In recent years, we have expanded our business into several countries, including Mexico, Israel, Malta, and Canada. The Maltese operations have ceased, the Israeli operations are immaterial from a financial perspective, the Canadian business has been project-oriented to date; however, we may continue to seek growth in the international market and continue to operate in the Mexican market. We now operate 985 units in Mexico, primarily across numerous facilities operated by one customer. Both revenue and the number of our units have recently declined in Mexico and there can be no assurances that either revenues will grow or that we will continue supplying new products to that market.
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

Failure to properly manage operational risks could cause business disruption or substantial loss to our business.
Management maintains internal operational controls and we have invested, and are continuing to invest, in technology to help us streamline our enterprise information systems. However, we may not be able to continue processing at the same or higher levels of transactions. If our systems of internal operational controls should fail to work as expected, if our systems were to be used in an unauthorized manner, or if employees were to subvert the system of internal operational controls, significant losses could occur. Additionally, we are implementing a new enterprise resource planning system, which could cause delays and business interruption and could affect our results of operations.

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

Our growth rate may not continue on the same trajectory and our earnings per share could be affected as a result of an increased tax rate.

We expect fiscal 2013 revenue growth will be driven by further increases in the domestic installed base as well as growth in new unit sales, although such growth and increases may be at a lower rate than in fiscal 2012.  Based on current fiscal 2013 projections, we expect that our fiscal 2013 tax rate will be in the range of 36%-40%, compared to the fiscal 2012 full year expected effective tax rate of just under 1%, which could affect our earnings per share.

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

Any disruption in our network or telecommunications services, including disruptions resulting from adverse weather conditions or other catastrophic events in the areas in which we operate, could affect our ability to operate our business, our systems or our games, which could cause reduced revenues, customer down time, payments of liquidated damages or lost customers.
Our ability to provide satisfactory levels of customer service depends, to a large degree, on the efficient and uninterrupted operation of our customer service operations. Any material disruption or slowdown in our support systems could make it difficult or impossible to provide adequate customer service and support. If we are unable to continually provide adequate service operations, our reputation could be harmed and we could lose customers. Because our success depends in large part on keeping our customers satisfied, any failure to provide high levels of customer service would likely impair our reputation and decrease our revenues.
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

Date:	July 31, 2012	Multimedia Games Holding Company, Inc.

		By:	/s/ Adam Chibib
Adam Chibib
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

		By:	/s/ Kevin W. Mischnick
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