Form 10-K
period 2012-09-30
MULTIMEDIA GAMES HOLDING COMPANY, INC.
filed 2012-11-15
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012
OR

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

Title of Each Class                Name of Exchange on Which Registered
Common Stock, par value $0.01        The NASDAQ Stock Market LLC

Securities registered pursuant to section 12(g) of the Act:
None

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
Yes ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2012) was $298,623,273 (assuming, for this purpose, that only directors and officers are deemed affiliates.)

As of November 9, 2012, there were 28,299,595 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement on Schedule 14A to be delivered to shareholders in connection with the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements are not guarantees of performance. You should understand that the factors discussed in Item 1A of Part I of this Report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Actual results could differ materially from those stated or implied by our forward-looking statements, due to risks and uncertainties associated with our business or under different assumptions or conditions. You should not place undue reliance on any of these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.  Business

Unless the context otherwise requires, the terms "Company," "MGAM," "Multimedia Games," "we," "us," and "our" include Multimedia Games Holding Company, Inc. and its wholly-owned subsidiaries: Multimedia Games, Inc., MGAM Technologies, LLC, MegaBingo International, LLC, Multimedia Games de Mexico 1, S. de R.L. de C.V., Multimedia Games de Mexico, S. de R.L. de C.V., and Servicios de Wild Basin S. de R.L. de C.V. Our executive offices are located at 206 Wild Basin Rd., Bldg. B, Fourth Floor, Austin, Texas, 78746, and our telephone number is (512) 334-7500.

FORWARD-LOOKING STATEMENTS

The following discussion and analysis contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in the cautionary note regarding forward looking statements above and "Part I - Item 1A. Risk Factors" included elsewhere in this Report.

GENERAL

The Company designs, manufactures and supplies gaming machines and systems to casino operators in North America, domestic and selected international lottery operators, and commercial bingo gaming facility operators.  The Company's standalone gaming machines are primarily sold and placed in Class III settings while its central determinant and server-based centrally-linked products and systems are primarily sold and placed in Class II, video lottery terminal and electronic bingo settings. We use the term Class III to refer to traditional slot machines in commercial jurisdictions as well as compact games in various tribal gaming jurisdictions. The Class II market is associated with Native American gaming in the United States and is generally understood as the game of chance commonly known as bingo (whether or not electronic, computer, or other technological aids are used in connection therewith).

The Company was incorporated in Texas on August 30, 1991. On April 1, 2011 the Company changed its name to "Multimedia Games Holding Company, Inc." from "Multimedia Games, Inc." Initially, the Company derived the majority of its revenues from the placement of bingo games, including satellite linked, high stakes bingo games and interactive high speed bingo games played on interconnected electronic player stations placed in participating bingo halls owned primarily by Native American tribes. The Company has since expanded its product line and markets served to include gaming facilities operated by Native American and commercial casinos and derives the majority of its gaming revenues from participation, or recurring revenue agreements, and development and placement fee agreements, all of which operate on a participation, or revenue share, basis. The Company enters into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities. All or a portion of the funds provided under development agreements are reimbursed to the Company, while funding under placement fee agreements is not reimbursed. Under these agreements, the Company places player terminals and systems as well as its proprietary and other licensed game content at a customer's facility in return for either a share of the revenues that these terminals and systems generate or for a fixed daily lease fee. The Company also generates revenue from the sale of gaming units and systems that feature proprietary game content and licensed game content. Today, the Company continues to increase participation and for-sale revenues by expanding into additional gaming jurisdictions and into other segments of the gaming market. The Company also generates revenues by providing the central determinant system operated by the New York State Division of the Lottery for the video lottery terminals installed at racetracks in the State of New York.

The following table sets forth our end-of-period installed player terminal base by quarter for the five most recent quarters:

Quarter Ended	Oklahoma	Washington	California	Mexico	Alabama	Other(1)	Total Participation Units
9/30/2012	7,922	338	588	913	199	1,623	11,583
6/30/2012	7,763	314	440	985	199	1,433	11,134
3/31/2012	7,679	282	382	1,281	199	1,349	11,172
12/31/2011	7,592	247	308	2,226	191	1,295	11,859
9/30/2011	7,500	224	306	3,475	121	1,228	12,854

(1)	Includes units installed in Arizona, Arkansas, Connecticut, Florida, Indiana, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, New Mexico, New York, Ohio, Rhode Island, Texas, and Wisconsin.

Additional financial information relating to industry segments appears in Note 1 Summary of Significant Accounting Policies in Part IV of this Report.

The Company currently operates in one business segment. For information about our revenues, net income, assets, liabilities, stockholders equity and cash flows, see our Consolidated Financial Statements and "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

MARKETS

We participate in the Class III market in North America, as well as in the Class II market in the United States, through participation, or revenue share, agreements and the sale of proprietary gaming units and systems. As of September 30, 2012, we had a total of 161 gaming licenses in 27 states, of which145 are Class III licenses, and we are licensed to offer Class II gaming units with 114 tribes.

Class III Market

The Class III market is the primary gaming market in North America. In the fiscal year ended September 30, 2012, which we refer to as “fiscal 2012,” we derived approximately 59% of our total revenue (net of accretion) from Class III, compared to 62% in fiscal 2011 and 63% in fiscal 2010.
In fiscal 2012, we continued to expand the scope of our proprietary Class III offerings by developing new products and seeking licenses in additional Native American and commercial casino jurisdictions.  We currently have our proprietary Class III units placed on a recurring revenue arrangement in Native American facilities or commercial casinos in Arkansas, California, Connecticut, Florida, Indiana, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, New York, Ohio, Oklahoma, Rhode Island and Washington and are working to secure licensing approval to place our Class III games and systems in a number of other jurisdictions across the United States.  Additionally, we have sold proprietary Class III units to Native American and commercial casino customers in Arizona, Arkansas, California, Connecticut, Florida, Idaho, Indiana, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, New York, Ohio, Oklahoma, Washington and Wisconsin, and are seeking licensing approval to sell our Class III games in additional United States markets. The licensing process includes specific jurisdictional approvals from the appropriate testing laboratory and from the appropriate regulatory agency. We are currently licensed to manufacture and distribute by several commercial jurisdictions, including Nevada and Pennsylvania, and expect to place product in these states during fiscal 2013 or 2014. Additionally, we expect to become licensed in additional commercial markets over the next two years, including New Jersey and Illinois, and in more jurisdictions over the next several years.  We expect to successfully place and sell our proprietary player terminals to new Class III markets throughout fiscal 2013 and beyond.
Our largest Class III market and largest overall market is Oklahoma.  The Company sells and leases, in a revenue sharing arrangement, proprietary and third-party Class III products to tribal casinos throughout the state of Oklahoma. In fiscal 2012, the Company generated 31% of its total revenues (net of accretion) from Class III products in Oklahoma, compared to 42% and 46% in fiscal 2011 and 2010, respectively.
In the State of Washington, our Class III business is governed by tribal compacts between the Native American tribes in Washington and the state.  We sell and lease, in a revenue sharing arrangement, Class III gaming equipment to Native American customers and also receive a small fee for the use of our back-office systems in the State of Washington.  In fiscal 2012, we sold 652 new proprietary Class III games to customers in Washington State, which accounted for approximately 7% of our total revenues (net of accretion).  Additionally, our installations in Washington are also supported by our back-office system that allows customers to maintain end-user information, details of ticket manufacture, distribution and sales along with monitoring game operation and generating system reports. The back-office systems are maintained by the Company and the Company charges a daily fee for the maintenance and support of these systems.

Class II Market

In fiscal 2012, we derived approximately 25% of our total revenue (net of accretion) from Class II, compared to 22% in fiscal 2011 and 19% in fiscal 2010.

The Class II market is associated with Native American gaming in the United States.  To service this marketplace, we provide our customers with a variety of linked interactive electronic games and back-office systems.  We currently have Class II gaming units deployed in Alabama, Arizona, California, Florida, Kansas, New Mexico, New York, Oklahoma, Texas, Washington and Wisconsin.  Our high-speed products feature a mix of proprietary and third party content that enables us to deliver an entertaining gaming experience.  We also provide gaming systems that allow us to regularly deploy new game engines and use differing themes around the same underlying base game; our back-office systems enable our customers to track and adjust the performance of their gaming floor to ensure the optimal gaming experience for their customers.

In 2012, the Company increased its investment in the development of new Class II products and plans to further increase its investment in 2013. We believe that this increased investment, coupled with our expertise in Class II gaming, will result in increased penetration into our core Class II markets, without jeopardizing our expansion into Class III gaming.

Mexico Gaming Market

We entered Mexico, our most significant international market, in March 2006 by providing Apuestas Internacionales, S.A. de C.V., or Apuestas, a subsidiary of Grupo Televisa, S.A., with traditional and electronic bingo gaming machines, technical assistance and related services for Apuestas' locations in Mexico.  Under its current permit from the Mexican Ministry of the Interior (Secretaria de Gobernación), Apuestas may open and operate up to 65 gaming establishments.  As of September 30, 2012, we had 893 player terminals installed at 17 gaming establishments, with all player terminals placed pursuant to a revenue share arrangement which is similar to our revenue share arrangements with selected domestic customers.  In addition to our agreement with Apuestas, we have installed 20 player terminals at establishments of other gaming operators in Mexico and provide technical assistance and related services.  We derived approximately1% of our total revenue from our operations in Mexico in fiscal 2012, compared to 5% in 2011 and 7% in 2010. As a result of recent regulatory changes in Mexico, we have converted our installed base of electronic bingo units to Class III games. In addition, we amended our agreement with Apuestas in early 2010 to tie our future investments under this relationship to return on invested capital. This arrangement has shifted our focus from expanding our footprint toward generating positive cash flow. International business is inherently subject to various risks and we are experiencing challenges relating to the importation of goods into Mexico, primarily related to the value added tax levied on product shipments for 2006 and 2007, which were reviewed by the Mexican taxing authorities. See "Part I - Item 1A. Risk Factors" and "Part IV - Item 15. Note 8 to the Notes to Consolidated Financial Statements."

Central Determinant System Market

We provide the New York Lottery with a central determinant system for the video lottery terminals in operation at licensed New York State racetracks.  As of September 30, 2012 this central determinant system connected to approximately 16,900 video lottery terminals and electronic table games provided by third party providers and has the ability to interface with, provide outcomes to, and manage the video lottery terminals as well as interface with and manage the electronic table games.  Pursuant to our agreement with the New York Lottery, we receive a portion of the network-wide net win (generally, cash in, less prizes paid) per day in exchange for our provision and maintenance of the central determinant system.  In June 2009, the New York Lottery awarded us with a seven-year contract extension which extends our agreement through December 2017 and provides us an opportunity to expand our network as the New York Lottery licenses additional race track gaming facilities in the state.

We also provide video lottery technologies to Native American tribes in the state of Washington for which we receive a portion of the revenue generated from the video lottery terminals connected to the system. Revenue generated from our central determinant systems at the New York Lottery and within the state of Washington represents recurring revenue and we derived approximately 14% of our total revenue from such systems in 2012, compared to 11% in 2011 and 10% in 2010.

PRODUCTS

We provide a wide range of networked gaming systems that control and operate Class II gaming machines, video lottery terminals and bingo terminals at Native American and commercial gaming facilities in North America. In addition, we offer back-office accounting and slot management systems that our customers use to manage their floor operations.
We also provide server-based centrally-linked player terminals that are placed and sold in Class II, video lottery terminal and bingo settings, as well as standalone player terminals that are placed and sold in Class III settings. These player terminals feature mechanical reel or video reel game capability while our game content for these terminals is intended to provide exciting, industry-unique gaming experiences for players in Class II, Class III, video lottery terminal and bingo markets.
Our range of available, or soon to be released, games across the above mentioned markets include:
Classic Mechanical Reel Games
We offer a full range of classic 3-reel and 5-reel mechanical reel games that provide players with a traditional slot gaming experience. Our 3-reel games leverage some of our enduring brands (Mega Meltdown®) and feature a unique take on traditional slot games with eye-catching top box features such as Wild Wheel®. The Company's 5-reel games enjoy a unique configuration in the Player

HD® cabinet with 3-1/2 inch wide mechanical reels along with configurable reel backlighting and the ability to individually front light each reel. Games include Dragon's Wild®, Triples® and Jalapenny-O®.
Video Reel Games
In addition to our array of special game series, we offer a growing range of classic 5-reel video reel games that provide a uniquely entertaining slot gaming experience. These games leverage the Player HD cabinet to deliver eye-catching graphics and full, rich sound. Our video reel games include some of the Company's most popular titles and many of our newest hits, such as Wild a Go-Go™ (the sequel to our most popular title, Carnival in Rio®), Hawaiian Luau®, Invasion from OuterSpace™, Safari Sunrise® and Smokin' Hot Devils®.
Side Action® Series
Offering a twist on popular video reel slot games, the Side Action series adds a secondary game that plays out simultaneously to the spinning video reel slot game. Side Action games include Side Action PokerTM (based on a five-card stud poker hand), Side Action DiceTM (based on a six dice roll), Side Action KenoTM (based on a 30 number keno game in which the player selects six numbers) and Side Action Scratch & Win™ (based on instant scratch and win lottery tickets).
Smokin' Hot Jackpots™ Series
The Smokin' Hot Jackpots series from Multimedia Games is a range of 3-reel mechanical reel games that have the added feature of a linked 11-tier progressive game and a unique 24-inch top box that offers 2x Wilds at all bet levels. The series includes six unique games - Top Shelf®, Tiger 7's®, Double Jackpot®, Smokin' 777®, Flamingo 7's® and Gold Standard®.
Maximum Lockdown® Series
Maximum Lockdown is a hybrid mechanical reel game that bridges the gap between 3-reel and 5-reel mechanical reel products. When matching symbols land on reels one and five, they lock down as the three inside reels act as traditional mechanical reels and spin to reveal winning combinations.
TournEvent®
Our award-winning slot tournament system is a proven solution that allows operators to switch from in-revenue gaming to out-of-revenue tournaments with the simple click of a mouse at the control center, conveniently located within the game bank. The gaming machines allow players to monitor their progress within the tournament and include cameras that deliver live video to the player screen and overhead displays. Overhead, the bank signage displays tournament information including the live video, live leaderboards and countdown clocks. Located at the end of the bank, the control center allows operators to easily manage and implement slot tournaments.
Building on the growing number of TournEvent installations nationwide - and on the success of statewide TournEvent of Champions™ in both California and Washington - Multimedia Games has created the National TournEvent of Champions which will begin at participating casinos in January 2013 and run through September 2013, before culminating in the championship event the week of the Global Gaming Expo in September 2013.
High Rise Games®
The Company's first premium participation slot game features one of the industry's largest top box, a vertically oriented 37” LCD screen that eliminates overhead signage, creates new possibilities for gaming action and offers LED lights around the perimeter of the top box screen as well as unique bonus features.
MoneyBall® uses the top box screen to deliver bonus rounds that mirror the action of a pachinko machine combined with animation elements. Players select the direction of the ball launch and watch as it hits pins, bumpers, multi-ball triggers, 3x fireballs or a ball lock. Each shot ends in a prize bucket at the bottom of the screen and awards credits. Jackpot Factory® offers a 5-tier progressive with four bonus features and top screen animation on the 37-inch video top box. One Red Cent Deluxe® and A Girl's Best Friend DeluxeTM are also 5-tier progressives with amounts displayed in the top box. White Hot ProgressiveTM utilizes the top box screen to display progressive amounts that get "hotter and hotter" as the amounts get bigger and bigger. Finally, the newest High Rise Games title, High Rollin'™ brings back three of the Company's most popular 3-reel mechanical titles -Lucky Cherry™, Smokin' 777 and Top Shelf - in the bonus rounds to provide traditional appeal in an all-new package.

MANUFACTURING
We currently utilize contract manufacturers to produce the cabinets that make up our electronic gaming machines, as well as other sub-assemblies. At our Austin, Texas assembly facility we assemble the electronic gaming machines, which include the cabinets, computer assemblies, LCD screens, printers, bill acceptors and other wiring and harnesses. We believe that our sources of supply of component parts and raw materials are generally adequate and we have few sole-sourced parts.
SIGNIFICANT CUSTOMERS
A single tribe in Oklahoma, the Chickasaw Nation, accounted for 30% of our total revenue (net of accretion) in fiscal 2012, as compared to 36% and 39% of our total revenues (net of accretion) in the same period of fiscal 2011 and fiscal 2010, respectively. The decline relates to the expansion of our client base throughout the United States.
Revenues from the New York Lottery comprised 11% of our total revenue in fiscal 2012, compared to 8% and 7% in fiscal 2011 and fiscal 2010, respectively. The increase relates to the opening of Resorts World Casino in New York City in October 2011.
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

As we move more deeply into the Native American and commercial Class III casino markets, we expect competition for our products and services to increase, which will have a direct impact on our ability to control our pricing model.  To offset this increased competition, we plan to regularly introduce a variety of new proprietary stand-alone player terminals and new proprietary content and, when necessary, new gaming platforms and systems that we believe will appeal to our customers' end users.  However, we believe that the net revenue retained by our customers from their installed base of player terminals will remain the most significant competitive factor, one that may require us to change the terms of our participation arrangements with customers.

Competition in our industry includes AC Slots, Ainsworth Game Technology, Ltd., Aristocrat Technologies, Inc., Aruze Gaming America, Inc., Bally Technologies, Inc., Cadillac Jack, Inc., Gaming Capital Group, LLC, International Game Technology, Konami Co. Ltd, Rocket Gaming Systems LLC, SPIELO International, Video Gaming Technologies, Inc. and WMS Industries, Inc.

RESEARCH AND DEVELOPMENT

We conduct research and development activities primarily to develop new gaming systems, gaming engines, casino data management systems, casino central monitoring systems, video lottery outcome determination systems, gaming platforms and gaming content as well as to add enhancements to our existing product lines.  We believe our ability to deliver differentiated, appealing products and services to the marketplace is based on our research and development investments and we expect to continue to make such investments in the future.  Research and development costs consist primarily of salaries and benefits, consulting fees and an allocation of corporate facilities costs related to these activities.  Once the technological feasibility of a project has been established, it is transferred from research to development and capitalization of development costs begins until the product is available for general release. Research and development expenses were $15.4 million, $12.9 million and $12.1 million for the years ended September 30, 2012, 2011 and 2010, respectively.

INTELLECTUAL PROPERTY

We develop intellectual property in our industry. While we do not believe that any single patent or item of other intellectual property is crucial to our business, we use a combination of patents, copyrights, trade secrets, trademarks and proprietary information to create, maintain and/or enhance a competitive position, protect our products, and defend against litigious competitors. We have been granted over 150 patents related to games and systems, most of which are unexpired, and have more than 170 patent applications pending in the United States as well as in many foreign countries, including 85 patents issued and 112 patents pending in the United States. The expiration dates of these patents vary and are based on their filing and issuances dates. We intend to continue to actively file for patent protection, where such filings are commercially reasonable, within and outside the United States. We also seek protection for a large number of our products by registering hundreds of trademarks in the United States and various foreign countries. We have 265 registered trademarks and 118 trademarks pending in the United States. Under permission or license agreements with third parties, we also sell products covered by independently filed copyrights, trademarks, and/or patents. Typically, these contracts require us to pay royalties to the licensing party. Royalty expenses are included in cost of gaming and systems in our consolidated financial statements included in this report.

We rely on patents, copyrights, trademarks, trade secret laws, license agreements and employee nondisclosure agreements to protect our various proprietary rights and technologies.   Since these laws and contractual agreements provide us with limited protection, we also actively rely on our proprietary expertise and technological innovation to develop new products and systems in order to create, maintain and/or enhance our competitive position.  While we also rely on trade secrets, un-patented know-how and innovation, we cannot be certain that others will not independently develop similar technology or that our secrecy will not be breached. In addition, we rely on intellectual property licenses from one or more third party competitors. As we continue to grow our business with both our existing and new products and technologies, we may face material third party infringement and other claims. See "Part I - Item 1A. Risk Factors."

EMPLOYEES

At September 30, 2012, we had 471 full-time and part-time employees, including 197 engaged in field operations, customer support and manufacturing, 186 in system and game development, 28 in sales and marketing, 18 in accounting and 42 in other general administrative and executive functions.  We do not have a collective bargaining agreement with any of our domestic employees and we believe our relationship with our current employees is good.

FOREIGN AND DOMESTIC OPERATIONS AND GEOGRAPHIC DATA

The United States represents the Company's largest geographic market. Approximately 98% of the Company's revenue in fiscal 2012 came from customers inside the United States, compared to 92% and 91% in fiscal 2011 and fiscal 2010, respectively. All of the Company's long-lived assets outside of the United States were immaterial for each of fiscal 2012, 2011 and 2010. Outside the United States, the Company currently operates electronic bingo in Mexico and, maintains an electronic bingo system for the Ontario Lottery and Gaming Commission in Canada. In addition, the Company maintains a similar system for the Electronic Instant Lottery system in Israel. These international sales provided 2% of our total revenue in fiscal 2012, compared to 8% in fiscal 2011 and 9% in fiscal 2010.

GAMING REGULATIONS AND LICENSING

The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. The manufacture and distribution of gaming devices and systems are subject to extensive regulation under the laws, rules, and regulations of the jurisdiction where they are located. These laws, rules, and regulations generally concern the responsibility, financial stability, and character of the owners, managers, and persons with financial interest in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary or other actions in other jurisdictions.

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

We believe we hold all of the licenses and permits necessary to conduct business in 161 commercial and tribal jurisdictions following the recent addition of Class III.  While the regulatory requirements vary from jurisdiction to jurisdiction, most require:

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

We are working to expand our total addressable market by targeting new gaming jurisdictions across the United States that build on our efforts in Mississippi, Louisiana, California, Oklahoma, and Washington.  To accomplish this goal, in fiscal 2012 we secured licenses in Florida, Idaho, Michigan, Nebraska, New Mexico, North Dakota, Ohio and Pennsylvania and are currently pursuing new licenses in a number of states, including:  Arizona (tribal),  Colorado, Delaware, Illinois, Maryland, Michigan (tribal), New Jersey, New Mexico (tribal), North Carolina (tribal), Oregon (tribal), and West Virginia.

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

Federal Regulation

At the federal level, we are subject to two key pieces of legislation.  Our Native American customers are regulated by the National Indian Gaming Commission (NIGC), which was established by the Indian Gaming Regulatory Act of 1988 (IGRA).  The NIGC has regulatory authority over certain aspects of Native American gaming and defines the boundaries of our dealings with the Native American marketplace and the level of regulatory authority to which these games are subject.

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

State Licensing

We are subject to licensing requirements in each state in which we seek to conduct business.  We are licensed in several commercial gaming jurisdictions including: Florida, Indiana, Iowa, Kansas, Louisiana, Michigan, Mississippi, New Mexico, Nevada, Ohio, Oklahoma, Pennsylvania and Rhode Island.  Additionally, in the states of Illinois and New Jersey, we are currently undergoing the licensing application process. Each state license is considered to be a privilege license and is subject to regulatory, technical, and statutory requirements.

Nevada Government Regulation. The manufacture, sale, lease, and distribution of gaming devices and cashless wagering, mobile gaming, and interactive gaming systems in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder, collectively referred to herein as the Nevada Act, and various local regulations. Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission, referred to herein as the Nevada Commission, the Nevada State Gaming Control Board, referred to herein as the Nevada Board, and various county and city licensing agencies, as applicable. We refer to the Nevada Commission, the Nevada Board, and the local authorities as the Nevada Gaming Authorities.

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

Any company that sells, leases, and distributes gaming devices in Nevada is required to be licensed by the Nevada Gaming Authorities, and Multimedia Games, Inc., our subsidiary that sells, leases, or distributes gaming devices or systems in Nevada, is licensed by the Nevada Gaming Authorities. We have also been registered as the stockholder of the subsidiary gaming licensee, when relevant. All gaming devices manufactured for use or play in Nevada must be approved by the Nevada Commission prior to distribution or being exposed for play. Before associated gaming equipment, as defined in the Nevada Act, can be distributed in Nevada, such equipment must be administratively approved by the chairman of the Nevada Board.

We are required to be registered by the Nevada Commission as a publicly-traded corporation, and as such, we are required to periodically submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a shareholder, director, or officer of, or receive any percentage of profits from the licensed subsidiaries without first registering with or obtaining necessary licenses or approvals from the Nevada Gaming Authorities. Additionally, local authorities have taken the position that they have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee. The Company and our subsidiary have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits, findings of suitability, or licenses required in order to engage in gaming activities in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, the Company or the licensed subsidiary to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors, and certain key employees of the licensed subsidiary must file applications with the Nevada Gaming Authorities and may be required to be licensed by the Nevada Gaming Authorities. Officers, directors, and key employees of the Company who are actively and directly involved in the gaming activities of the licensed subsidiary may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing or a finding of suitability for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability, or the gaming licensee by which the applicant is employed or for whom the applicant serves, must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find an officer, director, or key employee unsuitable for licensing or to continue having a relationship with us or the licensed subsidiary, the Company or the licensed subsidiary would have to sever all relationships with that person. In addition, the Nevada Commission may require us or the licensed subsidiary to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada. As a result of these rules, and similar rules in other states in which we have gaming licenses, in September 2012, the Company amended its bylaws to implement appropriate qualifications for directors and director nominees. The bylaws give our Board of Directors discretion to determine whether a proposed nominee would put the Company at risk of losing or suffering prejudice to a gaming license, of being unable to reinstate a prior gaming license, or of being unable to obtain a new gaming license. In addition, in order to be qualified to serve as a director, a person may not be an “Unsuitable Person” as defined in the bylaws, must satisfy the director qualification requirements of all gaming authorities, and must annually submit an irrevocable resignation that will be effective if a gaming authority determines that such person's membership on the Board of Directors would cause the Company to lose a gaming license, be unable to reinstate a prior gaming license, or be unable to obtain a new gaming license.

We are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all of the Company's and the licensed subsidiary's material loans, leases, sales of securities, and similar financing transactions must be reported to or approved by the Nevada Commission.

If the Nevada Commission determined that we or the licensed subsidiary violated the Nevada Act, it could limit, condition, suspend, or revoke, subject to compliance with certain statutory and regulatory procedures, our gaming license and those of the licensed subsidiary. In addition, the Company and the licensed subsidiary and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission.

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

The Nevada Act requires any person who acquires more than 5% of any class of our voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of any class of our voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor” as defined in the Nevada Act, which acquires more than 10% but not more than 25% of any class of our voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only. An institutional investor that has obtained a waiver may, in certain circumstances, own up to 29% of our voting securities for a limited period of time.

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

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any shareholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of our common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a shareholder or to have any other relationship with us or our licensed subsidiary, we or the licensed subsidiary:

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

The Nevada Commission may, in its discretion, require the holder of any debt security of the Company to file an application, be investigated, and be found suitable to hold the debt security. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, the Company can be sanctioned, including the loss of its approvals, if without the prior approval of the Nevada Commission, it:

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

On September 22, 2011, the Nevada Commission granted the Company prior approval to make public offerings for a period of three years, subject to certain conditions, referred to herein as the “shelf approval.” The shelf approval also includes approval for the Company to place restrictions on the transfer of any equity security issued by the licensed subsidiary and to enter into agreements not to encumber such securities, pursuant to any public offering made under the shelf approval. However, the shelf approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The shelf approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or other disclosure document by which securities are offered or the investment merits of the securities offered. Any representation to the contrary is unlawful.

Changes in control of the Company through merger, consolidation, stock, or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he or she obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of the Company must satisfy the Nevada Board and the Nevada Commission concerning a variety of stringent standards prior to assuming control of us. The Nevada Commission may also require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities, and corporate defensive tactics affecting Nevada gaming licensees, and registered corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada's gaming industry and to further Nevada's policy to:

•	assure the financial stability of corporate gaming operators and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.

Approvals are, in certain circumstances, required from the Nevada Commission before we can make exceptional repurchases of voting securities above the current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by the Company's board of directors in response to a tender offer made directly to the Company's shareholders for the purpose of acquiring control of it.

License fees and taxes are payable to the State of Nevada and to local authorities, as applicable. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly, or annually and may be based upon the number of gaming devices operated.

As the Company or our licensed subsidiary is involved in gaming ventures outside of Nevada (foreign gaming), a deposit with the Nevada Board is required and a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of our participation in such foreign gaming must be maintained thereafter. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, the Company or our licensed subsidiary must also comply with certain reporting requirements imposed by the Nevada Act. The Company or our licensed subsidiary would also be subject to disciplinary action by the Nevada Commission if we or the licensed subsidiary:

•	knowingly violated any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

•	failed to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

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

•
employed, contracted with or associated with any person in the foreign gaming operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability, or who has been found guilty of cheating at gambling.

Tribal-State Compacts and Tribal Regulation

Native American gaming is subject to the review of the NIGC.  Native American tribes must adopt and submit for NIGC approval the ordinances that regulate their gaming activities.  Pursuant to the requirements of IGRA, our tribal customers require the tribe to have the sole proprietary interest in their gaming activities. Because federally recognized Native American tribes are independent governments with sovereign powers, Native American tribes can enact their own laws and regulate gaming operations and contracts, and generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States. See "Part I - Item 1A. Risk Factors."

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

Charity Regulation

We have historically supplied bingo games and systems to nonprofit organizations that operate these games for charitable, educational and other lawful purposes.  Bingo for charity is not subject to a nationwide regulatory system such as the system created by IGRA to regulate Native American gaming and, as a result, regulation for this market is generally on a state-by-state basis though, in some cases, it is regulated by county commissions or other local government authorities. Historically, we have offered charity bingo gaming systems in Alabama pursuant to constitutional amendments and county regulations or other local government authority regulations, but during fiscal 2011, due to regulatory changes in the State of Alabama, the Company removed all of its charity bingo machines from charity customer facilities in the State of Alabama.

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

ENVIRONMENTAL MATTERS
We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect on operations of possible future environmental legislation or regulations. During fiscal 2012, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated.

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
For the fiscal years ended September 30, 2012 and 2011, approximately 30% and 36%, respectively, of our total net revenues (net of accretion) were from one customer. Our relationship with that customer is largely governed by multiple development or placement fee agreements. Under our development and placement fee agreements, we secure a long-term revenue share percentage and a fixed number of player terminal placements in our customer's facility, in exchange for funding the development and construction of the gaming facility. Some of these agreements are set to terminate pursuant to their terms during the next several years and we may not be able to renegotiate new or substantially similar agreements with that customer. A material decrease in our revenue share with our largest customer would have a material and adverse effect upon our financial condition and results of operations.

We have a significant concentration of revenues in Oklahoma and changes in economic, regulatory and licensing conditions in Oklahoma may adversely affect our business.
For the fiscal years ended September 30, 2012 and 2011, approximately 40% and 49%, respectively, of our total net revenues (net of accretion) were from Native American tribes located in Oklahoma. A significant concentration of our revenue comes from Oklahoma, and local economic, regulatory and licensing changes may adversely affect our Oklahoma customers, and therefore our development and placement fee agreements and our business, disproportionately to changes in national economic conditions, including adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, and to expand in the Oklahoma market, the loss of Oklahoma tribes as customers, including our largest customer, would have a material and adverse effect upon our financial condition and results of operations. In addition, legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe previously avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. The State of Oklahoma permits other types of gaming, both at Native American tribal gaming facilities and at Oklahoma racetracks, and many of our competitors now seek entry into this market. The loss of significant market share to these new gaming opportunities or the increased presence of our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.  We believe that the introduction of our competitor’s more aggressive Class II machines, with characteristics of traditional slot machines, into the Oklahoma Class II market has adversely affected our operating results and market position in that state and may continue to do so in the future.

The gaming industry is intensely competitive.  We may not be able to successfully compete in new and existing markets due to research and development, intellectual property and regulatory challenges, and if we are unable to compete effectively, our business could be negatively impacted.
We operate in an intensely competitive industry against larger companies with significant financial, research, design, development, and marketing resources. These larger companies, most of whom have greater resources, are aggressively competing against us in our core business operations, including but not limited to lottery, Class II, Class III, and commercial slot markets. Additionally, new smaller competitors compete against us in our traditional markets, and these smaller competitors may not face the same regulatory and/or compliance restraints that we have. Any increased competition will intensify pressure on our pricing model. We expect to face increased competition as we attempt to enter new markets and new geographical locations.
There are a number of established, well-financed companies producing gaming devices, game content and systems that compete with our products. Certain of these competitors may have access to greater capital resources than we do, and as a result, may be better positioned to compete in the marketplace. These competitors include International Game Technology, WMS Industries, Inc., Bally Technologies, Inc., Aristocrat Technologies, Inc. and Konami Co. Ltd. Pricing, accuracy, reliability, product features and functions are among the factors affecting a provider's success in selling its system.

Competition in the gaming industry is intense due to the number of providers, as well as the limited number of facilities and jurisdictions in which they operate.  Other members of our industry may independently develop games similar to our games. Additionally, our customers compete with other providers of entertainment for their end user’s entertainment budget. Consequently, our customers might not be able to spend new capital on acquiring gaming equipment. Moreover, our customers might reduce their utilization of revenue share agreements.

We may not collect all amounts recorded for value added taxes related to our operations in Mexico and may be subject to additional income tax in Mexico which may adversely affect our financial results.
Our Mexican operations are subject to a value added tax, or VAT, which has been applied to the imports of products originating outside of Mexico. We have an outstanding VAT receivable from the Mexican taxing authority primarily related to VAT levied on product shipments for 2006 and 2007.  At September 30, 2012 and 2011, the Company’s VAT receivable was $3.5 million and $2.8 million, respectively.  The Mexican taxing authority has ruled on 2006 and 2007 and has challenged the registration of certain of our transactions that have generated approximately $401,000 in VAT receivable.  Although we have fully reserved the VAT receivable, we have also formally contested these rulings. The final resolution of the contested balances remains uncertain and may adversely affect the carrying value of the receivable. In addition, the Mexican taxing authorities have completed income tax audits for the 2006 and 2007 periods and have ruled that a revised assessment of approximately $2.8 million should be issued for the 2007 period. We have established a reserve for this assessment but continue to defend this matter. An adverse determination could result in additional foreign income tax expense, which may adversely affect our financial condition, operating results or cash flow.

We are subject to extensive regulation in the State of Nevada and other jurisdictions and the cost of compliance or failure to comply with such regulations may adversely affect our business, and may limit our existing operations or have a negative impact on our ability to grow, which could be materially adverse to our business and prospects.
Our operation of gaming activities, including the sale and manufacture of gaming devices, is subject to extensive regulation by the jurisdictions where we operate.  These laws, regulations, and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability, and character of the owners, officers, and directors of the Company, as well as those persons financially interested or involved in gaming operations.  As such, gaming regulators can require us to cease operations in that jurisdiction.  In addition, unsuitable activity on our part or on the part of our subsidiaries or affiliates in any jurisdiction could have a negative effect on our ability to continue operating in other jurisdictions.  The regulatory environment in any particular jurisdiction may change in the future and any such change could have a material adverse effect on our operations.  In addition, we are subject to the possible increase at any time by various state and federal legislatures and officials of gaming taxes or fees, which could adversely affect our results.  For a summary of gaming regulations that could affect our business, see "Part I - Item 1. Business - Gaming Regulation and Licensing."
Our ability to conduct our existing traditional business, expand operations, develop and distribute new products, games and systems, and expand into new gaming markets is also subject to significant federal, state, local, Native American, and foreign regulations. In the United States and many other countries, gaming must be expressly authorized by law. Once authorized, such activities are subject to extensive and evolving governmental regulation. While we seek to comply with the standards and regulations set forth by each jurisdiction, a government agency or court could disagree with our interpretation of these standards and regulations, could determine that the manufacture and use of certain of our electronic player terminals, and perhaps other key components of our gaming systems that rely to some extent upon electronic equipment to run a game, constitute illegal gaming. An adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for our business, operating results and prospects, and we and our officers and directors could be subject to significant fines and penalties.
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
As gaming regulatory requirements vary from jurisdiction to jurisdiction, we are subject to a wide range of complex gaming laws and regulations in the jurisdictions in which we operate or intend to operate which could be time consuming, expensive and distracting to management.  As we expand into new markets, we expect to encounter business, legal, operational and regulatory uncertainties as well as additional responsibilities. As we enter new jurisdictions, we are subject to increasing legal, regulatory and reporting requirements that will require substantial additional resources and our reporting systems will need to be developed and/or updated, and we may fail to provide timely or adequate notifications or reporting requirements within these new jurisdictions, which could have adverse regulatory consequences for us in that, or in other, jurisdictions, which could affect our business. Entering into new markets may require us to make changes to our gaming systems to ensure that they comply with applicable regulatory requirements, and may require us to obtain additional licenses. We may also encounter additional legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunity. If we are unable to effectively develop and operate within these new markets, then our business, operating results and financial condition would be impaired.  Furthermore, as we attempt to generate new streams of revenue by selling units to new customers in new jurisdictions we may have difficulty implementing an effective sales strategy for jurisdictional specific games. Our failure to successfully implement an effective sales strategy could cause our future operating results to vary materially from what management has forecast.
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
In addition to gaming regulations, we are also subject to various federal, state, local, and foreign laws and regulations affecting businesses in general.  Such laws and regulations could change or be interpreted differently in the future, or new laws and regulations could be enacted, which could affect financial performance.

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

•
a decision by our customers or the gaming industry in general to decline to purchase our new gaming devices or to cancel or return previous orders, content or systems in anticipation of newer technologies;

•	an inability to roll out new games, services or systems on schedule as a result of delays in regulatory product approval in the applicable jurisdictions, or otherwise; and

•
an increase in the popularity of competitors' games.There is no assurance that our investments in research and development will lead to successful new technologies or timely new products.  We invest heavily in product development in various disciplines from hardware, software, and firmware engineering to game design, video, multimedia, graphics, and sound. Our newer products are generally more technologically sophisticated and are of a different form than those we have produced in the past and we must continually refine our production capabilities to meet the needs of our product innovation. If we cannot adapt our manufacturing infrastructure to meet the needs of our product innovations, if we are unable to receive the components or resources we require, or if we are unable to make upgrades to our production capacity in a timely manner, our business could be negatively impacted.

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
While we continue to seek entry into already established gaming jurisdictions, demand for our products is also driven by the establishment of new gaming jurisdictions, the addition of new casinos or expansion of existing casinos within existing gaming jurisdictions, and the replacement of existing gaming machines. The establishment or expansion of gaming in any jurisdiction typically requires a public referendum or other legislative action. As a result, gaming continues to be the subject of public debate, and there are numerous active organizations that oppose gaming. Opposition to gaming, such as that which we are experiencing in Alabama, could result in restrictions on or even prohibitions of gaming operations or the expansion of operations in any jurisdiction. In addition, the construction of new casinos or expansion of existing casinos fluctuates with demand, general economic conditions and the availability of financing. The rate of gaming growth in the United States has diminished and machine replacements as a percentage of total floor space is at historically low levels. Slow growth in the establishment of new gaming jurisdictions, public protest, political opposition, delays in the opening of new or expanded casinos and continued declines in or low levels of demand for machine replacements, including from greater competition from table games, could reduce the demand for our products and our future profits.

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
Additionally, Native American tribes generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States.  Before we can sue or enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe, the Native American tribe must effectively waive its sovereign immunity with respect to the matter in dispute, which we are not always able to obtain.  For example, our largest customer, who accounts for 30% of our total net revenues (net of accretion) as of September 30, 2012, has not given us a waiver of sovereign immunity.  Without a limited waiver of sovereign immunity, or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract.  Even if the waiver of sovereign immunity by a Native American tribe is deemed effective, there will be an issue as to the forum in which a lawsuit can be brought against the Native American tribe.  Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native American tribes and we may be unable to enforce any arbitration decision effectively.
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

State compacts with our existing Native American tribal customers to allow Class III gaming could reduce demand for our Class II games and our continued entry into the Class III market may be difficult as we compete against larger companies in the tribal Class III market.
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
We rely upon patent, copyright, trademark and trade secret laws, license agreements, and employee nondisclosure agreements to protect our proprietary rights and technology, but these laws and contractual provisions provide only limited protection. We rely to a greater extent upon proprietary know‑how and continuing technological innovation to maintain our competitive position. Insofar as we rely on trade secrets, unpatented know‑how and innovation, others may be able to independently develop similar technology, or our secrecy could be breached. The issuance of a patent to us does not necessarily mean that our technology or products do not infringe upon the intellectual property rights of others. As we enter into new markets by leveraging our existing technology, and by developing new technology and new products, we could become subject to infringement claims from other parties, many of whom have significantly greater resources than we do. Problems with patents or other rights could increase the cost of our products, or delay or preclude new product development and commercialization. If infringement claims against us are valid, we may seek licenses that might not be available to us on acceptable terms or at all. Litigation would be costly and time consuming, but may become necessary to protect our proprietary rights or to defend against infringement claims. We could incur substantial costs and diversion of management resources in the defense of any claims relating to the proprietary rights of others or in asserting claims against others. These expenses could have an adverse effect on our future cash flows and results of operations.  Our assessment of current intellectual property litigation could change in light of the discovery of facts not presently known to us, determinations by judges, juries or others that do not agree with our evaluation of the possible liability or outcome of such litigation, or changes in the patent laws.  If we are found to infringe on the rights of others we could be required to discontinue offering certain products or systems, to pay damages, or purchase a license to use the intellectual property in question from its owner. Litigation can also distract management from the day-to-day operations of the business. We cannot guarantee that our intellectual properties will provide us with a competitive advantage, that it will not be circumvented by our competitors, or that it is all valid and enforceable. Our intellectual properties may not be sufficient, as a practical matter, to effectively enable us to competitively distinguish our products from those of other companies.
Our success may depend in part on our ability to obtain trademark protection for the names or symbols under which we market our products and to obtain copyright protection and patent protection of our proprietary technologies, intellectual property, and other game innovations. We can make no assurance that we will be able to build and maintain goodwill in our trademarks or obtain trademark or patent protection, that any trademark, copyright or issued patent will provide competitive advantages for us, that our intellectual properties will not be successfully challenged or circumvented by competitors, or that our patents and other intellectual property are valid and enforceable.
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
Some of our products may incorporate open source software. Some open source licenses mandate, as a condition of use of the open source software that is subject to the license, that software developed based such open source software, or combined in certain ways with such open source software, become subject to the open source license, or infected. If our proprietary software were thus infected, we could be required to stop using the infecting open sources of software (which would require us to obtain commercial licenses or develop alternative software, which could be costly or time consuming) or make any of our proprietary software that was infected available to the public in source code form without charge. We take steps to ensure that proprietary software we do not wish to disclose is not combined with, or does not incorporate, open source software in ways that would require such proprietary software to be subject to an open source license. However, few courts have interpreted the open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty.

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

Our games and systems may experience loss or competitive disadvantages based on malfunctions, anomalies, technological problems, internal deficiencies, or fraudulent activities.
Our games and systems, and games and systems we license or distribute from third parties, could produce false payouts as the result of malfunctions, anomalies, technological problems, internal deficiencies, or fraudulent activities, which we may be required to pay. We depend on our security precautions, the honesty of our employees, and our system of internal controls to prevent fraud. We also depend on regulatory safeguards, which may not be available in all jurisdictions or markets, to protect us against jackpots awarded as a result of malfunctions, anomalies, technological problems, internal deficiencies, or fraudulent activities. There can be no guarantee that regulatory safeguards in jurisdictions or markets where they do exist, will be sufficient to protect us from liabilities associated with malfunctions, anomalies, technological problems, internal deficiencies, or fraudulent activities.
The occurrence of malfunctions, anomalies, technological problems, internal deficiencies, or fraudulent activities could result in litigation against us by our customers based on lost revenue or other claims based in tort or breach of contract. Moreover, these occurrences could result in investigations or disciplinary actions by applicable gaming regulators. Additionally, in the event of such issues with our gaming devices or software, substantial engineering and marketing resources may be diverted from other areas to rectify the problem.

Worsening economic conditions may adversely affect our business.
The demand for entertainment and leisure activities tends to be highly sensitive to consumers' disposable incomes, and thus a decline in general economic conditions, higher levels of unemployment, weakness in the housing markets, higher consumer debt levels, declines in consumer confidence in future economic conditions, higher tax rates, higher interest rates, and other adverse economic conditions may lead to our end users having less discretionary income with which to wager. Additionally, higher airfares, gasoline prices, and other costs may adversely affect the number of players visiting our customers' gaming facilities. The gaming industry is currently experiencing a period of reduced demand. A decline in the relative health of the gaming industry and the difficulty or inability of our customers to obtain adequate levels of capital to finance their ongoing operations reduces their resources available to purchase our products and services, which adversely affects our revenues. If we experience a significant unexpected decrease in demand for our products, we could also be required to increase our inventory obsolescence charges. Additionally, a decline in general economic conditions might negatively impact our customers' abilities to pay us in a timely fashion. Our customers' failures to make timely payments could result in an increase in our provision for bad debt.

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
We seek to provide assistance to our key customers in the form of project management, with a focus on facility layout and planning, gaming floor configuration and customized marketing and promotional initiatives. Our customers, however, are solely responsible for the operations of their facilities and are not required to consult us or take our advice on their operations, marketing, facility layout, gaming floor configuration, or promotional initiatives. Further, our customers are solely responsible for safety and security at their facilities.  Our customers have in the past, and will in the future, remodel and expand their facilities. To the extent that our machines are not a part of an optimized facility layout or gaming floor configuration, are not supported by effective marketing or promotional initiatives, are scheduled to be out of service during a facility remodeling, or our customers' facilities are closed or not visited because of end-users concern for safety, our operating results could suffer.

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
We have gaming units not deployed as of September 30, 2012, which are considered part of our rental pool. This rental pool is available for deployment in new or existing customer facilities. If the opening of a new facility is altered negatively or the expansion, reduction or closing of an existing facility occurs, the realizable value of these assets could be adversely impacted. In such instances we may be required to recognize impairment charges on these assets.

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
We are subject to the United States Foreign Corrupt Practices Act (FCPA), which prohibits improper payments or offers of improper payments to foreign officials to obtain business or any other benefit. The FCPA also requires corporations covered by the provisions to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. We have operations and agreements with third parties and make sales internationally, and such international activities create the risk of unauthorized payments or offers of payments in violation of the FCPA by one of our employees or agents, as these parties are not always subject to our control. Furthermore, accounting standards practiced by our agents in Mexico and in other jurisdictions in which we may operate may not always conform with U.S. GAAP. We have recently augmented our Foreign Corrupt Practices Compliance Policy; however, we can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition, and results of operations.

Our current international businesses and potential expansion into other international gaming markets may present new challenges and risks that could adversely affect our business or results of operations.
In recent years, we have conducted business in several countries, including Mexico, Israel, Malta, and Canada. The Maltese operations have ceased, the Israeli operations are immaterial from a financial perspective, the Canadian business has been project-oriented to date; however, we may continue to seek growth in the international market and continue to operate in the Mexican market. We now operate 913 units in Mexico, primarily across numerous facilities operated by one customer. Both revenue and the number of our units have recently declined in Mexico and there can be no assurances that either revenues will grow or that we will continue supplying new products to that market.
International business is inherently subject to various risks, including, but not limited to:

•	difficulty in enforcing agreements;

•	higher operating costs due to local laws or regulations;

•	unexpected changes in regulatory requirements;

•	tariffs, embargoes, taxes and other trade barriers, including value added tax;

•	trade barriers and disputes;

•	regulations related to customs and export/import matters;

•	fluctuations in foreign economies and currency exchange rates;

•	longer payment cycles and difficulties in collecting accounts receivables;

•	the complexity, expense, and necessity of using foreign representatives and consultants;

•	tax uncertainties and unanticipated tax costs due to foreign taxing regimes;

•
the difficulty of managing and operating an international enterprise, including difficulties in maintaining effective communications with employees and customers due to distance, language and cultural barriers;

•	compliance with a variety of laws;

•	social, political or economic instability;

•	costs and risks of localizing products for foreign countries;

•	greater difficulty in safeguarding intellectual property, licensing and other trade restrictions; repatriation of earnings;

•	expropriation, nationalization and limitation or restriction on repatriation of earnings;

•	recessions in foreign economies; and

•
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
We seek to establish and maintain systems of internal operational controls that provide management with timely and accurate information about our level of operational risk. We intend that these systems will help manage operational risk at appropriate, cost effective levels. We have also established procedures that are designed to ensure that policies relating to conduct, ethics and business practices are followed. Nevertheless, we may experience loss from operational risk from time to time, including the effects of operational and user errors, and these losses may be substantial.
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

Furthermore, if we do not meet contract deadlines or specifications, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. We are parties to certain agreements that could require us to pay damages resulting from loss of revenues if our systems are not properly functioning, or as a result of a system malfunction or an inaccurate pay table. For example, our agreement with the New York State Division of the Lottery permits termination of the contract at any time for failure by us or our system to perform properly, and any such unforeseen downtime could subject us to liquidated damages. In addition, if we fail to meet the terms specified in our contracts we may not realize their full benefits. Failure to perform under any contract could result in substantial monetary damages, as well as contract termination. Our results of operations are dependent on our ability to maximize our earnings from our contracts.

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
A gaming authority may, in its discretion, require our shareholders to file applications, be investigated, and be found suitable to own our stock if it has reason to believe that the security ownership would be inconsistent with the declared policies of the regulatory body. Further, the costs of any investigation conducted by the gaming authority under these circumstances must be paid by the applicant and refusal or failure to pay these charges may constitute grounds for a finding that the applicant is unsuitable to own the securities. If the gaming authority determines that a person is unsuitable to own our stock, then, we can be sanctioned, including the loss of our approvals, if, without the prior approval of the gaming authority, we:

•	pay to the unsuitable person any dividend, interest or any distribution whatsoever;

•	recognize any voting right by the unsuitable person;

•	pay the unsuitable person remuneration in any form; or

•	make any payment to the unsuitable person including any principal, redemption, conversion, exchange or similar payment.
While our shareholders have approved a right to redeem shares of an unsuitable shareholder and our Articles of Incorporation consequently were amended, a finding of unsuitability could have a material adverse effect on our business. If a gaming authority were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. Furthermore, the gaming authority may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could materially adversely affect our gaming operations.

Our share repurchase program could increase the volatility of the price of our common stock.
In November 2012, our Board of Directors approved a plan to repurchase up to $40 million of our outstanding common stock over a three-year period. The new share repurchase authorization replaces a $15 million repurchase authorization that was due to expire in December 2013 and which had approximately $3.1 million remaining. The authorization is expected to be subject to a 10b5-1 plan, in which purchases may be made from time to time in the open market, subject to certain pricing parameters. As repurchases under the share repurchase program are subject to certain pricing parameters, there is no guarantee as to the exact number of shares that will be repurchased under the program.  Repurchases of our shares will reduce the number of our outstanding common stock and might incrementally increase the potential for volatility in our common stock by reducing the potential volumes at which our common stock may trade in the public market.

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
The operating and financial restrictions and covenants in the Credit Agreement may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our Credit Agreement requires us to limit capital expenditures to $60 million and requires us to maintain a total leverage ratio of no more than 1.50:1.00. Our total borrowing capacity may affect our ability to engage in certain business activities. In addition, the Credit Agreement contains certain covenants that, among other things, restrict our and our subsidiaries’ ability to:

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

Our financial results vary from quarter to quarter, which could negatively impact the price of our common stock.
Various factors affect our quarterly operating results, some of which are not within our control. These factors include, among others:

•	the financial strength of the gaming industry;

•	consumers' willingness to spend money on leisure activities;

•	an outbreak of a communicable disease that affects our customers' business;

•	the timing and introduction of new products and services;

•	the mix of products and services sold;

•	the timing of significant orders from and shipments to customers;

•	product and service pricing and discounts;

•	the timing of acquisitions of other companies and businesses or dispositions; and

•	unforeseen regulatory or other legal developments affecting us or our customers.
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
We expect fiscal 2013 revenue growth will be driven by further increases in the domestic installed base as well as growth in new unit sales, although such growth and increases may be at a lower rate than in fiscal 2012.  Based on current fiscal 2013 projections, we expect that our fiscal 2013 tax rate will be in the range of 36%-40%, compared to the fiscal 2012 full year effective tax rate of (11.4%), which could affect our earnings per share.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We do not own any real property. As of September 30, 2012, we are under contract for the following leases, and we believe the facilities are suitable to our business and adequate for our current and near-term needs:

	Square Feet	Monthly Rent	Expiration Date
Austin, Texas
Corporate Offices	51,000	$82,210	August 2015
Assembly and Warehouse Facility	68,040	27,443	December 2016

Las Vegas, Nevada
Corporate Offices	4,003	5,562	June 2017

Oklahoma City, Oklahoma
Warehouse	10,396	3,415	November 2016

Auburn, Washington
Warehouse	13,506	6,301	December 2016

Albany, New York
Office Space	2,708	3,403	December 2017

Schenectady, New York
Office Space	1,690	3,391	December 2017

Mexico City, Mexico
Office/Warehouse/Training Center	6,299	9,213	March 2014
Office	719	7,977	March 2014

ITEM 3.	LEGAL PROCEEDINGS

In addition to the below, we may be the subject of various pending and threatened claims in the ordinary course of business.

Alabama Litigation. On August 8, 2012, an order was entered dismissing the Company and its property from the previously outstanding civil forfeiture action, State of Alabama v. Chad Dickie, et al., and we are currently involved in two lawsuits, as further described below, related to our former charity bingo operations in the State of Alabama. While we believe that these lawsuits are not material from a pure damages perspective, a finding in any of these cases that electronic charity bingo was illegal in Alabama during the pertinent time frame could potentially have material adverse regulatory consequences for us in other jurisdictions in which we operate. The lawsuits are currently pending in federal court, and include claims related to the alleged illegality of electronic charity bingo in the State of Alabama.

Dollie Williams, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010, in the United States District Court for the Middle District of Alabama, Eastern Division, against the Company and others. The plaintiffs, who claim to have been patrons of VictoryLand, allege that the Company participated in gambling operations that violated Alabama state law by supplying to VictoryLand purportedly unlawful electronic bingo machines played by the plaintiffs, and seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint under Ala. Code Sec. 8-1-150(A). The plaintiffs have requested that the court certify the action as a class action. On March 16, 2012, Walter Bussey and two other named plaintiffs were voluntarily dismissed.  We await a ruling on the plaintiffs' motion for class certification, which has been briefed and is pending before the court. We continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, we are unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences for us in other jurisdictions.

Ozetta Hardy v. Whitehall Gaming Center, LLC, et al., a civil action, was filed against Whitehall Gaming Center, LLC (an entity that does not exist), Cornerstone Community Outreach, Inc., and Freedom Trail Ventures, Ltd., in the Circuit Court of Lowndes County, Alabama. On June 3, 2010, the Company and other manufacturers were added. The plaintiffs, who claim to have been patrons of White Hall, allege that the Company participated in gambling operations that violated Alabama state law by supplying to White Hall purportedly unlawful electronic bingo machines played by the plaintiffs, and seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint based on Ala. Code, Sec 8-1-150(A). The plaintiffs have requested that the court certify the action as a class action. On July 2, 2010, the defendants removed the case to the United States District Court for the Middle District of Alabama, Northern Division.  We await a ruling on the plaintiffs' motion for class certification, which has been fully briefed and is pending before the court. We continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, we are unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences for us in other jurisdictions.

State of Alabama v. Chad Dickie, et al., a civil forfeiture action, was filed by the State of Alabama against certain property seized in connection with the March 19, 2009 raid of White Hall Entertainment Center in Lowndes County, including certain of our property. The case was filed in the Circuit Court of Lowndes County on April 21, 2009. On October 15, 2010, we, along with other manufacturers, filed a motion to intervene in the action in order to defend against contentions that our property was used in the operation of illegal gambling activity.  On July 30, 2012, the parties reached an agreement that resulted in the dismissal of all claims against us and our property that was subject to the civil forfeiture action.  The court's order dismissing, with prejudice, the Company and its property from the civil forfeiture action was entered on August 8, 2012.

Mexico Income Tax Audit
Our Mexican subsidiary, Multimedia Games de Mexico 1, S. de R.L. de C.V., or Multimedia Games de Mexico, has been under audit by the Mexico taxing authorities for the periods ended December 31, 2006 and 2007.

Regarding the 2006 tax period, on November 8, 2011, Multimedia Games de Mexico filed an appeal against the resolution dated September 8, 2011 obtained from the First Regional Metropolitan Division of the Federal Tribunal of Fiscal and Administrative Justice (the Tax Court), which was registered under docket number 25591/10-17-01-6 and stated that Multimedia Games de Mexico did not properly record the acquisition of certain equipment during the 2006 tax year.  On March 30, 2012, this appeal  was admitted to the Eighteenth Collegiate Tribunal of Administrative Matters of the First Circuit (Federal Court of Mexico), for its final resolution, where it was registered under docket number 214/2012.  On July 12, 2012, the Federal Court granted Multimedia Games de Mexico protection against the decision of the Tax Court.  However, due to the procedures of the Mexican judicial system, Multimedia Games de Mexico did not learn of the Federal Court's protection granted against the decision of the Tax Court until September 17, 2012.  The Federal Court ordered the Tax Court, with the freedom of decision, to issue a new decision analyzing the evidence filed by Multimedia Games de Mexico regarding the legality of the challenged resolution. The Tax Court has reviewed the evidence and on October 9, 2012 reissued its decision.  On November 14, 2012, Multimedia Games de Mexico filed an appeal, which will be sent to the Federal Court of Mexico for its resolution.

Regarding the 2007 tax period, on November 19, 2010, Multimedia Games de Mexico filed before the South Legal Matters Local Administration for the Federal District of the Tax Administration Service an administrative appeal against the resolutions set forth by the South Auditing Local Administration for the Federal District of the Tax Administration Service in ruling number 500-74-02-04-03-2010-9403, which assessed an income and value added tax deficiency of approximately $14.8 million to Multimedia Games de Mexico for the 2007 tax year. In ruling number 600-27-00-02-00-2011 MAIB - 13370, issued by the South Legal Matters Local Administration for the Federal District of the Tax Administration Service, the Mexican tax authorities ruled on the appeal and reduced the total amount assessed for the 2007 year to approximately $2.8 million. On December 14, 2011, Multimedia Games de Mexico filed before the Federal Tribunal of Fiscal and Administrative Justice (Tax Court) a lawsuit against the remaining $2.8 million assessment for 2007. The lawsuit was remitted for its study and resolution to the Eleventh Regional Metropolitan Division of the Federal Tribunal of Fiscal and Administrative Matters (Tax Court), and was registered under docket number 31987/11-17-11-8. In January 2012, a bond of $2.9 million, using a $3.5 million standby letter of credit issued under our domestic credit facility, was provided to the North Collecting Local Administration for the Federal District of the Tax Administration Service as collateral for the potential assessment based on the taxing authorities' current estimate of the tax due. The Tax Court has reviewed the evidence and on September 19, 2012 reissued its decision and upheld its previous ruling against the Company.  On October 31, 2012, Multimedia Games de Mexico filed an appeal which will be sent to the Federal Court of Mexico for its resolution.

ITEM 4. Mine Safety Disclosures

None.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market, or NASDAQ, under the symbol “MGAM.” The following table sets forth the quarterly high and low sale prices per share of our common stock, as reported by NASDAQ, for each quarter during the last two fiscal years.

Fiscal Quarter	High	Low
2012
First Quarter	$8.36	$3.87
Second Quarter	11.58	7.36
Third Quarter	14.51	10.73
Fourth Quarter	16.75	12.50

2011
First Quarter	$5.95	$3.43
Second Quarter	6.00	5.00
Third Quarter	6.00	4.31
Fourth Quarter	5.26	3.91

There were approximately 45 holders of record of our common stock as of November 8, 2012.

We have never declared or paid any cash dividends on our common stock. We intend to retain our earnings to finance growth and development or buy back stock, and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our Credit Agreement restricts the payment of dividends and any declaration and payment of any dividends on our common stock would be at the discretion of our Board of Directors, subject to the terms of our Credit Agreement, our financial condition, capital requirements, future prospects, and other factors deemed relevant. See further discussion of the Credit Agreement, in "Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition, Results of Operations - Liquidity and Capital Resources."

Performance Graph. The following graph depicts our total return to shareholders from September 30, 2007 through September 30, 2012, relative to the performance of (i) the NASDAQ Composite Index; and (ii) stock in a selected peer group index, or the “Peer Group.” The Peer Group consists of Bally Technologies, Inc., International Game Technology, Progressive Gaming International Corp., Shuffle Master, Inc., and WMS Industries, Inc. The Peer Group represents companies in the gaming industry, as selected by a third party. All indices shown in the graph have been reset to a base of 100 as of September 30, 2007 and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. We have never paid a dividend on our common stock. The stock price performance shown in the graph is not necessarily indicative of future price performance.

## COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Multimedia Games Holding Company, Inc., the NASDAQ Composite Index, and a Peer Group

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
9/07
9/08
9/09
9/10
9/11
9/12
Multimedia Games Holding Company, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 9/30/07 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

	9/07	9/08	9/09	9/10	9/11	9/12
Multimedia Games Holding Company, Inc.	$100.00	$50.82	$60.09	$43.43	$47.42	$184.62
NASDAQ Composite	100.00	69.59	74.90	84.99	86.87	110.79
Peer Group	100.00	49.51	65.73	50.54	41.80	47.56

Purchases of Equity Securities by the Issuer and Affiliated Purchases

On December 3, 2010, the Company announced that its Board of Directors had authorized the repurchase of $15.0 million of its common stock over the next three year period (the "2010 Share Repurchase Program"). The 2010 Share Repurchase Program is subject to a 10b5-1 plan, in which purchases may be made from time to time in the open market, subject to certain pricing parameters. All purchases in the below chart were made pursuant to the publicly announced 2010 Share Repurchase Program.

Summary of Stock Repurchases

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan

December 3, 2010 - December 31, 2010	394,074	$5.13	394,074	$13.0 million
January 1, 2011 -January 31, 2011	345,600	$5.77	345,600	$11.0 million
February 1, 2011 -February 28, 2011	175,132	$5.40	175,132	$10.0 million
March 1, 2011	241,269	$5.41	241,269	$8.7 million
April 1, 2011 -April 30, 2011	296,100	$5.72	296,100	$7.0 million
May 1, 2011 -May 31, 2011	326,265	$5.49	326,265	$5.3 million
June 1, 2011 -June 30, 2011	45,600	$5.46	45,600	$5.0 million
Cumulative Total - September 30, 2011	1,824,040	$5.48	1,824,040	$5.0 million
October 1, 2011 - October 31, 2011	392,821	$4.78	392,821	$3.1 million
Cumulative Total - September 30, 2012	2,216,861	$5.36	2,216,861	$3.1 million

In November 2012, our Board of Directors approved a new plan to repurchase up to $40 million of our outstanding common stock over a three-year period. The new share repurchase authorization will replace the 2010 Share Repurchase Program.

ITEM 6. Selected Financial Data

The following selected financial data are derived from our Consolidated Financial Statements. The data below should be read in conjunction with our Consolidated Financial Statements and Notes thereto contained in Part IV, Item 15 - Exhibits and Financial Statement Schedules, “Risk Factors” contained in "Part I - Item 1A. Risk Factors" of this Report, and “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”.

	Years Ended September 30,
	2012	2011	2010	2009	2008
Consolidated Income Statement Data:	(In thousands, except per-share amounts)
Revenues	$156,176	$127,855	$117,936	$127,152	$131,132
Operating income (loss)	24,091	6,154	(10,620)	(28,702)	1,203
Net income (loss)	28,174	5,677	2,629	(44,778)	378
Earnings (loss) per share:
Basic	1.01	0.20	0.10	(1.67)	0.01
Diluted	0.96	0.20	0.09	(1.67)	0.01
Consolidated Balance Sheet Data:
Working capital	$87,075	$59,262	$47,207	$28,700	$26,573
Total assets	225,975	181,879	186,094	215,620	276,940
Long-term obligations	30,218	33,979	44,612	75,039	86,575
Total stockholders’ equity	155,020	115,902	114,597	107,455	150,732

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FUTURE EXPECTATIONS AND FORWARD-LOOKING STATEMENTS

Multimedia Games has made forward-looking statements in this Annual Report on Form 10-K that are subject to risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future actions, operating results, liquidity, capital expenditures, cash management and financial discipline, product, system and platform development and enhancements, customer and strategic relationships with third parties, strategies, initiatives, legal and regulatory uncertainties, including outcomes of litigation, the effects of such outcomes upon our business, changes in existing laws and regulations or in the interpretation of such laws and regulations, entry into new markets or jurisdictions or the obtaining of new licenses. The forward-looking statements may be preceded by, followed by or include the words “may,” “might,” “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate,” “continue,” or the negative or other variations thereof or comparable terminology that convey the uncertainty of future events or outcomes. All forward-looking statements are based on current expectations and projections of future events. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Forward-looking statements are not guarantees of performance. You should understand that the factors discussed in Item 1A of Part I of this Annual Report, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Actual results could differ materially from those stated or implied by our forward-looking statements, due to risks and uncertainties associated with our business or under different assumptions or conditions. You should not place undue reliance on any of these forward- looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

The Company designs, manufactures and supplies gaming machines and systems to casino operators in North America, domestic and selected international lottery operators, and commercial bingo gaming facility operators.  The Company's standalone gaming machines are primarily sold and placed in Class III settings while its central determinant and server-based centrally-linked products and systems are primarily sold and placed in Class II, video lottery terminal and electronic bingo settings. We use the term Class III to refer to traditional slot machines in commercial jurisdictions as well as compact games in various tribal gaming jurisdictions. The Class II market is associated with Native American gaming in the United States and is generally understood as the game of chance commonly known as bingo (whether or not electronic, computer, or other technological aids are used in connection therewith).

The Company was incorporated in Texas on August 30, 1991. In April 2011, the Company changed its name from Multimedia Games, Inc. to Multimedia Games Holding Company, Inc. Initially, the Company derived the majority of its revenues from the placement of bingo games, including satellite linked, high stakes bingo games and interactive high speed bingo games played on interconnected electronic player stations placed in participating bingo halls owned primarily by Native American tribes. The Company has since expanded its product line and markets served to include gaming facilities operated by Native American and commercial casinos and derives the majority of its gaming revenues from participation, or recurring revenue agreements. Under these agreements, the Company places player terminals and systems as well as its proprietary and other licensed game content at a customer's facility in return for either a share of the revenues that these terminals and systems generate or for a fixed daily lease fee. The Company also generates revenue from the sale of gaming units and systems that feature proprietary game content and licensed game content. Today, the Company continues to increase participation and for-sale revenues by expanding into additional gaming jurisdictions and into other segments of the gaming market. The Company also generates revenues by providing the central determinant system operated by the New York State Division of the Lottery for the video lottery terminals installed at racetracks in the State of New York.

BUSINESS STRATEGY

We are currently focused on executing a business strategy that will allow the Company to continue the development of high performing gaming products, invest in our existing gaming operations markets, expand our total addressable market to include new gaming jurisdictions and drive continued profitability and cash flow.

Product Development

One of our top priorities is investing in research and development activities to expand our product portfolio and build on the recent success of our newest high-earning games. The creation of a consistent number of high-earning games is critical to our ability to enter new markets, expand our existing footprint and keep our installed base of games fresh by allowing the Company to better serve a growing number of our customer needs, more effectively maintain the performance of our installed base, and better support a growing footprint of games, particularly within a single customer facility.

As a result of our continued investments, our growing product portfolio positions the Company to offer our tribal and commercial casino customers a full range of Class II and Class III products, as well as our award-winning slot tournament system and new premium participation games:

•
TournEvent: Transforms the traditional process through which casino operators create tournament venues on their slot floors by offering a proprietary in-revenue game that can be converted into a tournament game. TournEvent also enables operators to create unique team slot tournaments, offering a variety of customizable configurations based on the number of players, mechanics of team advancement, rankings and prizes. As of September 30, 2012, TournEvent is available in 117 casinos nationwide encompassing nearly 1,800 total units.

•
High Rise Games: The High Rise Games series allows us to address the premium participation segment of the slot floor. These games are presented in a unique gaming cabinet that features the industry's largest top box, a vertically oriented 37” LCD screen. As of September 30, 2012, we have deployed 198 High Rise Games units in 55 casinos in 11 states.

By expanding our portfolio with products such as TournEvent and the High Rise Games, we are able to work closely with our customers to more fully serve their needs, allowing us to forge deeper relationships with our customers and expanding the scope of our market opportunity.

Our growing library of Class II and Class III content also allows us more flexibility in managing our existing installed base. We can now more quickly replace titles within our installed base whose performance is in decline with fresh, high-performing content. Additionally, by offering our customers a greater choice when purchasing our gaming machines for use in their facilities, we can better support a larger footprint of games, effectively increasing our addressable market for game sales.

•
Class II: The development of high-performing Class II content enables us to continue to serve our largest customer and, given the renewed focus on Class II content by our tribal customers, provides us with the opportunity to better serve our existing customers and secure new relationships with new tribal customers. As of September 30, 2012, we have 144 proprietary Class II video and mechanical reel game titles, compared to 106 at the end of fiscal 2011 and 70 at the end of fiscal 2010.

•
Class III: Our investment in Class III game development is yielding new games and play features that provide enhanced entertainment experiences. Among our newest games are the High Rise Games series and Side Action series. As of September 30, 2012, we have 78 proprietary Class III video and mechanical reel game titles, compared to 44 at the end of fiscal 2011 and 41 at the end of fiscal 2010.

Gaming Operations Investment

We are also focused on investing in the maintenance and growth of our existing domestic installed base through the extension of placement or development agreements and continuous refreshes of existing games with new high performing games. We are also investing in new markets as they become available through the licensing process.

During fiscal 2012, we paid our largest customer total unit placement fees of $13.2 million as part of an agreement to extend approximately 85% of the units installed on a revenue sharing basis at three of the customer's facilities for a total of 3.5 years. This extension strengthened our long-term strategic alliance with our largest customer and solidified the recurring revenue stream from our games placed in the customer's facilities.

We are committed to leveraging our growing portfolio of high-earning proprietary games that are delivering an entertainment experience players find both exciting and entertaining. Through the continuous replacement of third party units within our participation footprint with our own proprietary games and content, we will be better positioned to generate a higher return on our investments in gaming technology and on our investments in securing floor space at our key customers' facilities. This proprietary product includes our Class II and Class III titles as well as our new High Rise Games, which have, to date, generated performance in excess of floor average.

Furthermore, we are focused on expanding our addressable markets to include new commercial and tribal jurisdictions. We are committed to offering new customers in newly licensed jurisdictions our products on a participation basis and believe our expanded product portfolio positions us to leverage our product development and licensing investments by further expanding our participation installed base.

Addressable Market Expansion

We continue a concerted effort to expand our total addressable market by targeting new gaming jurisdictions across the United States and ramping up our regulatory licensing activity. We have leveraged our expanding game portfolio gaming operations investments to target customers in newly licensed jurisdictions and to expand our national reach.

We secured licenses in fiscal 2012 to market and place or sell our products in Idaho, Michigan, Nebraska, New Mexico, North Dakota, Ohio and Pennsylvania, and secured a license to distribute and manufacture in Nevada in fiscal 2011. We are awaiting approval of our gaming platform in both Nevada and Pennsylvania, which are separate certifications than the distributor licenses in each state. As of September 30, 2012, we believe our 161 licenses in 27 states allows us to address approximately 35-45% of the total addressable market in the United States.

We are currently pursuing licensing in a number of new states and jurisdictions and the Company expects to receive licensing approval in British Columbia, Colorado, Delaware, West Virginia, Maryland and Oregon during fiscal 2013, with product placements and sales expected to begin in late fiscal 2013 and into fiscal 2014.

Profitability Growth

The final key piece of our long-term growth strategy is leveraging our focus on fiscal discipline to generate strong profitability and solid free cash flow, setting the stage for continued success. The Company's cash position rose by approximately $27.0 million in fiscal 2012 to $73.8 million as of September 30, 2012. The Company was in a net cash position (total cash in excess of total debt) at September 30, 2012 of $40.5 million compared to a net cash position of $9.7 million at September 30, 2011 and a net debt position of $22.8 million at September 30, 2010. Additionally, in fiscal 2012, the Company generated free cash flow of $29.3 million and total cash of $23.5 million compared to $31.2 million and $38.4 million, respectively, in fiscal 2011 and $31.7 million and $38.3 million, respectively, in fiscal 2010.

By generating strong financial returns in our business, we are further able to invest in the balance of our long-term growth strategy by developing additional new proprietary games, refreshing our existing installed base with high-performing games and expanding our installed base, and further expanding the number of markets where we are licensed. Please see the definitions of free cash flow and net cash position (net debt position) included in “Reconciliation of Non-GAAP Financial Measures” below.

RESULTS OF OPERATIONS

The following tables set forth our end-of-period installed base of player terminals as of September 30, 2012, 2011 and 2010.

	At September 30			At September 30
End-of-period installed player terminal base:	2012	2011	% change	2011	2010	% change
Oklahoma	7,922	7,500	5.6%	7,500	7,047	6.4%
Washington	338	224	50.9%	224	104	115.4%
California	588	306	92.2%	306	98	212.2%
Mexico	913	3,475	(73.7)%	3,475	4,784	(27.4)%
Alabama	199	121	64.5%	121	114	6.1%
Other	1,623	1,228	32.2%	1,228	885	38.8%
Total participation units	11,583	12,854	(9.9)%	12,854	13,032	(1.4)%

Below are our revenues and costs and expenses for the periods noted above.  This information should be read in conjunction with our Consolidated Financial Statements and notes thereto.

	Year ended September 30,			Year ended September 30,
	2012	2011	% change	2011	2010	% change
	(in thousands)			(in thousands)
Revenue
Gaming Operations
Participation revenue	$96,426	$86,107	12.0%	$86,107	$84,983	1.3%
Lottery	15,584	9,369	66.3%	9,369	7,839	19.5%
Gaming Equipment and Systems Sales
Player terminal and equipment sales	33,626	23,243	44.7%	23,243	18,148	28.1%
Systems and Licensing	9,167	7,666	19.6%	7,666	5,217	46.9%
Other Revenue	1,373	1,470	(6.6)%	1,470	1,749	(16.0)%
Total Revenue	156,176	127,855	22.2%	127,855	117,936	8.4%
Costs and Expenses
Cost of gaming operations revenue	9,004	9,136	(1.4)%	9,136	9,451	(3.3)%
Cost of revenues equipment and systems sales	18,548	14,623	26.8%	14,623	11,065	32.2%
Selling, general and administrative	49,648	42,042	18.1%	42,042	39,293	7.0%
Write-offs, reserves and impairment charges	1,187	2,013	(41.0)%	2,013	5,010	(59.8)%
Research and development	15,428	12,930	19.3%	12,930	12,144	6.5%
Amortization and depreciation	38,270	40,957	(6.6)%	40,957	51,593	(20.6)%
Other income (expense), net	1,206	225	436.0%	225	(1,144)	119.7%

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto, included in “Part IV – Item 15. Exhibits and Financial Statement Schedules.”

Fiscal 2012 Compared to Fiscal 2011

Total revenues in fiscal 2012 were $156.2 million, compared to $127.9 million in fiscal 2011, a $28.3 million, or 22.2% increase, primarily due to an increase in proprietary unit sales and entry into new markets.

Gaming Operations – Participation Revenue

•
Oklahoma gaming revenues were $62.7 million in fiscal 2012, compared to $60.8 million in fiscal 2011, an increase of $1.9 million, or 3.1%. Oklahoma’s end of period unit count as of September 30, 2012 was 7,922 compared to 7,500 as of September 30, 2011, a 422 unit or 5.6% increase, with the majority of the increase taking place in the last quarter of fiscal 2012.

•
Washington gaming revenues were $10.7 million in fiscal 2012, compared to $6.9 million in fiscal 2011, an increase of $3.7 million, or 53.5%. Washington's end of period unit count as of September 30, 2012 was 338 compared to 224 as of September 30, 2011, a 114 unit or 50.9% increase. The increase in gaming operations revenue was primarily the result of an increase in back office fees received on player terminals sold in a market which utilizes our back office equipment.

•
Revenues from California were $6.1 million in fiscal 2012, compared to $2.3 million in fiscal 2011, an increase of $3.8 million, or 164.2%. California's end of period unit count as of September 30, 2012 was 588 compared to 306 as of September 30, 2011, a 282 unit or 92.2% increase. The increase in gaming operations revenue relates to the increase in participation units. The majority of units in fiscal 2011 were not installed until the latter part of the fiscal year.

•
Revenues from the Mexico market were $2.0 million in fiscal 2012 and $7.0 million in fiscal 2011, a decrease of $5.0 million or 71.3%. As of September 30, 2012, we had 913 player terminals installed in Mexico compared to 3,475 player terminals installed as of September 30, 2011. The reduction in the number of units and corresponding reduction in revenue relates to our planned strategy to optimize our deployed capital in Mexico by removing older games from our customer locations and replacing units at a conservative pace to maximize the return on investment.

•
Alabama gaming revenues increased $842,000, or 56.1%, to $2.3 million in fiscal 2012, compared to $1.5 million in fiscal 2011. The increase in revenue relates to the increase in player terminals. Revenue generated in fiscal 2012 and fiscal 2011 for Alabama relates exclusively to Native American customers within the state.

•
Other gaming operations revenue relates to participation revenue from other states, including Wisconsin, Texas, New York, Minnesota, Kansas, Idaho, Michigan, Mississippi, Louisiana, Florida, Connecticut, New Mexico, Arizona, Arkansas, Indiana, Iowa, Ohio, and Rhode Island.  Gaming revenue from these states combined was $12.7 million in fiscal 2012 compared to $7.6 million in fiscal 2011, a $5.0 million or 66.2%, increase.  The end of period participation unit count for these states increased 32.2% to 1,623 as of September 30, 2012 from 1,228 as of September 30, 2011.  The increase in gaming operations revenue was primarily the result of an increase in our installed base of participation games.

Gaming Operations – Lottery

•
Revenues from the New York Lottery system increased $6.2 million, or 66.3%, to $15.6 million in fiscal 2012, from $9.4 million in fiscal 2011. The increase is attributable to the opening of the Resorts World Casino in New York, New York, which resulted in the addition of 2,500 video lottery terminals and electronic table games on October 28, 2011 and approximately 2,500 additional units on December 15, 2011. This increased the total number of units within the New York Lottery system from 12,500 as of September 30, 2011 to approximately 16,900 as of September 30, 2012. The unit count as of September 30, 2012 reflects a temporary removal of some units due to remodeling at two casinos. These terminals and games are not our units, thus are not included in our installed base; instead we provide the back office system and receive a percentage of the net win generated by these terminals and games from the New York Lottery.

Gaming Equipment and System Sales –Player Terminal and Equipment Sales

•
Player terminal and equipment sales were $33.6 million in fiscal 2012, and $23.2 million in fiscal 2011, an increase of $10.4 million or 44.6%. Player terminal sales in fiscal 2012 were $29.5 million on the sale of 1,961 proprietary units, compared to sales of $17.5 million on the sale of 1,150 proprietary units in fiscal 2011. The player terminal and equipment sales increase is attributable to continued growth in new markets and continued penetration into existing markets. Gaming equipment sales were $2.1 million in fiscal 2012 compared to $2.7 million in the fiscal 2011 period.  Generally, gaming equipment sales include ancillary equipment necessary for the full functionality of the player terminals in a casino.  Player terminal and equipment sales also include $2.0 million and $3.1 million related to deferred revenue recognized during fiscal 2012 and fiscal 2011, respectively, due to final execution of deliverables or mutual agreement to changes in contract terms.

Gaming Equipment and System Sales – Systems and Licensing

•
Systems and licensing sales revenue was $9.2 million in fiscal 2012, compared to $7.7 million in 2011, a $1.5 million or 19.7% increase. Systems and licensing revenue for 2012 relates to (i) $6.8 million of licenses associated with the player terminal sales during the period; (ii) $1.7 million of license revenue from game conversions; and (iii) $665,000 of systems and game themes sold in prior periods being amortized to revenue from deferred revenue over the contract period.  Systems and licensing revenue in fiscal 2011 relates to (i) $4.3 million of systems and game themes sold in prior periods being recognized from deferred revenue during the period; (ii) $3.0 million of licenses associated with the player terminal sales during the period; and (iii) $411,000 of license revenue from game conversions. The increase in the year for systems and licensing is primarily attributable to the increase in sale of licenses related to player terminal sales.

Other Revenue

•	Other revenue was $1.4 million in fiscal 2012 and $1.5 million in fiscal 2011 a $97,000, or 6.6%, decrease. This reduction relates to a decrease in maintenance and service contracts in fiscal 2012.

Cost of Gaming Operations Revenue

•
Total cost of gaming operations revenue, which includes field service and network operations personnel, as well as royalty and participation fees, decreased $132,000, or 1.4%, to $9.0 million in fiscal 2012, from $9.1 million in fiscal 2011. Costs of gaming operations revenue decreased primarily due to fewer participation fees paid to third-parties for their leased machines.

Cost of Equipment & System Sales

•
Cost of equipment and system sales, which includes the cost of goods sold for player terminals and other equipment and system sales, increased $3.9 million, or 26.8%, to $18.5 million in fiscal 2012, from $14.6 million in fiscal 2011, primarily due to the increase in player terminal equipment sales. Costs of revenues related to player terminal sales were $16.1 million and $8.7 million in fiscal 2012 and fiscal 2011, respectively. Cost of equipment and system sales in fiscal 2012 includes $1.3 million related to the sale of gaming equipment during the period and $1.2 million of costs of prior period shipments being amortized from deferred revenue over the contract period. Cost of equipment and system sales in fiscal 2011 includes $4.7 million of costs of prior period shipments being amortized from deferred revenue over the contract period and $1.2 million related to the sale of gaming equipment during the period.

Selling, General and Administrative Expenses

•
Selling, general and administrative expenses, or SG&A, increased approximately $7.6 million, or 18.1%, to $49.6 million in fiscal 2012, from $42.0 million in fiscal 2011. This increase was primarily a result of an increase in (i) salaries and wages and employee benefits of $2.1 million to retain and attract employees; (ii) stock compensation expense of $1.9 million; (iii) long term incentives of $1.5 million; (iv) annual incentives of $784,000; (v) advertising and promotions of $600,000; and (vi) other taxes and license fees of $583,000.

Write-off, reserve and impairment charges

•
Write-off, reserve and impairment charges in fiscal 2012 were $1.2 million, a decrease of $826,000, or 41.0%, compared to $2.0 million in fiscal 2011. The write-off, reserve and impairment recorded charges in fiscal 2012 consisted of a reserve for a Mexico income tax assessment during the current period due to a change in the status of the claim. The write-off, reserve and impairment charges in fiscal 2011 consisted of (i) an $821,000 write-off of older equipment deemed obsolete due to changes in the rate of adoption of our newer proprietary game content; (ii) a $484,000 payment for a central system service interruption; (iii) a $355,000 write-off of prepaid loan fees in conjunction with the refinancing of our credit facility; (iv) a $203,000 write-off of install costs at the Alabama locations associated with our voluntary withdrawal from the charitable bingo market; and (v) $150,000 related to a Mexico customs audit.

Research & Development

•
Research and development expenses increased approximately $2.5 million, or 19.3%, to $15.4 million in fiscal 2012, from $12.9 million in fiscal 2011. Our research and development costs increased primarily due to salaries and wages, due to increased headcount and continued efforts to attract and retain employees, independent testing lab fees, and contract labor.

Depreciation and Amortization

•
Depreciation expense decreased $3.6 million, or 9.6%, to $33.7 million in fiscal 2012 from $37.3 million in fiscal 2011, primarily as a result certain assets becoming fully depreciated. Amortization expense increased $911,000, or 24.8%, to $4.6 million in fiscal 2012, compared to $3.7 million in fiscal 2011, primarily because of an increase in capitalized software costs, which led to an increase in the associated amortization expense.

Other Income and Expense

•
Interest income decreased $1.0 million, or 39.4%, to $1.6 million in fiscal 2012, from $2.6 million in  fiscal 2011 due to reduced outstanding note receivable balances. During fiscal 2012, the Company recorded imputed interest of $1.3 million relating to development agreements with an imputed interest rate range of 5.25% to 9.0%, compared to $2.3 million for the same period in fiscal 2011.

•
Interest expense decreased $1.7 million, or 54.5%, to $1.4 million in fiscal 2012, from $3.1 million in fiscal 2011 due to a significant reduction in interest rates charged under our Credit Agreement and a reduction in the outstanding debt balance.

•
Other income increased $322,000 to other income of $1.0 million in fiscal 2012, from $723,000 in fiscal 2011. The increase primarily relates to a gain on the exchange of used equipment with a third party equipment supplier.

Income Taxes

•
Income tax expense decreased to a benefit of $2.9 million in fiscal 2012, compared to an expense of $702,000 in fiscal 2011. These figures represent an effective tax rate of (11.4%) and 11.0% in fiscal 2012 and fiscal 2011, respectively.  As of September 30, 2012, management considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. Management assesses the likelihood that deferred tax assets will be realized, and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.

•
We believe that as of September 30, 2012 the objective and verifiable evidence of our historical pretax net income (three year cumulative book net income was achieved during the fourth fiscal quarter of 2012), coupled with sustained taxable income and projected future earnings outweighs the negative evidence of our previous year losses related to our United States income taxes. Therefore, we determined that it is more likely than not that we will realize the benefits associated with our deferred tax assets in the United States. As a result, we decreased our valuation allowance by approximately $12.7 million during fiscal 2012 such that no valuation allowance has been recorded against our U.S. deferred tax assets at September 30, 2012. In Mexico we continue to experience tax losses and therefore management determined that it is not more likely than not that the future benefit associated with all of our existing deductible temporary differences and carryforwards in Mexico will be realized. As a result, we have maintained a full valuation allowance against all of its remaining Mexican deferred tax assets.

•
We expect our effective cash tax rate in fiscal 2013 to be in the range of 36%-40%. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

•
The Financial Accounting Standards Board (FASB) has issued Accounting Standard Codification (ASC) Topic 740, “Income Taxes” (formerly issued as FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”) to clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. ASC Topic 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition, and for the measurement of a tax position taken or expected to be taken in a tax return. The FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted ASC Topic 740 in the first quarter of fiscal 2008. During the fiscal year ended September 30, 2012 management increased the liability related to uncertain tax positions for an additional tax uncertainty related to our Mexico operations, as well as an estimated interest amount. The liability related to uncertain tax positions was also reduced during the year for a previously recognized uncertainty that has been effectively settled. The resulting liability related to uncertain tax positions at September 30, 2012, including interest and penalties, was approximately $1.6 million.

Fiscal 2011 Compared to Fiscal 2010

Total revenues in fiscal 2011 were $127.9 million, compared to $117.9 million in fiscal 2010, a $10 million, or 8.4% increase, primarily due to an increase in proprietary sales and entry into new markets.

Gaming Operations – Participation Revenue

•
Oklahoma gaming revenues were $60.8 million in fiscal 2011, compared to $60.4 million in fiscal 2010, an increase of $310,000, or 0.5%. Oklahoma’s end of period unit count as of September 30, 2011 was 7,500 compared to 7,047 as of September 30, 2010, a 453 unit, or 6.4% increase.

•
Washington gaming revenues were $6.9 million in fiscal 2011, compared to $4.6 million in fiscal 2010, an increase of $2.3 million, or 51.4%. Washington's end of period unit count as of September 30, 2011 was 224 compared to 104 as of September 30, 2010, a 120 unit or 115.4% increase. The increase in gaming operations revenue was primarily the result of an increase in back office fees received on player terminals sold in a market which utilizes our back office equipment.

•
Revenues from California were $2.3 million in fiscal 2011, compared to $381,000 in fiscal 2010, an increase of $1.9 million, or 507.1%. California's end of period unit count as of September 30, 2011 was 306 compared to 98 as of September 30, 2010, a 208 unit or 212.2% increase. The increase in gaming operations revenue relates to the increase in participation units, as most units in fiscal 2011 were not installed until the latter part of fiscal 2011.

•
Revenues from the Mexico market were $7.0 million in fiscal 2011 and $8.5 million in fiscal 2010, a decrease of $1.5 million or 17.5%. As of September 30, 2011, we had 3,475 player terminals installed in Mexico compared to 4,784 terminals installed at September 30, 2010. The reduction in the number of units and corresponding reduction in revenue relates to our planned strategy to optimize our deployed capital in Mexico by removing older games from our customer locations and replacing units at a conservative pace to maximize the return on investment.

•
Alabama gaming revenues decreased $3.2 million, or 68.8%, to $1.5 million in fiscal 2011, compared to $4.7 million in fiscal 2010. The decrease in revenue relates to the Company's removal of its charitable bingo units from the state of Alabama as previously disclosed. Revenue generated in fiscal 2011 for Alabama relates exclusively to Native American customers within the state.

•
Other gaming operations revenue relates to participation revenue from other states, including Wisconsin, Texas, New York, Minnesota, Kansas, Idaho, Mississippi, Louisiana, Florida, Connecticut, New Mexico and Rhode Island.  Gaming revenue from these states combined was $7.6 million in fiscal 2011 compared to $6.4 million in fiscal 2010, a $1.3 million or 19.7%, increase.  The end of period participation unit count for these states increased 38.8% to 1,228 as of September 30, 2011 from 885 as of September 30, 2010.  The increase in gaming operations revenue was primarily the result of an increase in our installed base of participation games, as well as an increase in back office fees received on player terminals sold in a market which utilizes our back office equipment.

Gaming Operations – Lottery

•
Revenues from the New York Lottery system increased $1.5 million, or 19.5% to $9.4 million in fiscal 2011, from $7.8 million in fiscal 2010. At September 30, 2011 and September 30, 2010, eight of the nine planned racetracks were operational with approximately 12,500 total terminals. The increase in revenues is attributable to increased activity within the New York Lottery system, the deployment of table games, and expanded operating hours at certain customer sites.

Gaming Equipment and System Sales –Player Terminal and Equipment Sales

•
Player terminal and equipment sales were $23.2 million in fiscal 2011, and $18.1 million in fiscal 2010, an increase of $5.1 million or 28.1%. Player terminal sales in fiscal 2011 were $17.5 million on the sale of 1,150 proprietary units, compared to sales of $13.2 million on the sale of 930 proprietary units in fiscal 2010. The increase in fiscal 2011 for player terminal and equipment sales is attributable to continued growth in new markets and continued penetration into existing markets. Gaming equipment sales were $2.7 million in fiscal 2011 compared to $3.5 million in fiscal 2010.  Generally, gaming equipment sales include ancillary equipment necessary for the full functionality of the player terminals in a casino.  Player terminal and equipment sales also include $3.1 million and $1.4 million related to deferred revenue recognized during fiscal 2011 and fiscal 2010, respectively, due to final execution of deliverables or mutual agreement to changes in contract terms.

Gaming Equipment and System Sales – Systems and Licensing

•
Systems and licensing sales revenue was $7.7 million in fiscal 2011, compared to $5.2 million in fiscal 2010, a $2.4 million, or 46.9% increase. Systems and licensing revenue in fiscal 2011 relates to (i) $4.3 million of systems and game themes sold in prior periods being amortized to revenue from deferred revenue over the contract period; (ii) $3.0 million of licenses associated with the player terminal sales during the period; and (iii) $411,000 of license revenue from game conversions.  Systems and licensing revenue in fiscal 2010 relates to (i) $2.6 million of systems and game themes sold in prior periods being recognized from deferred revenue during the period; (ii) a system sale of $1.0 million; (iii) $1.1 million of licenses associated with the player terminal sales during the period; and (iv) $414,000 of license revenue from game conversions. The increase in the year for systems and licensing is primarily attributable to the increase in sale of licenses related to player terminal sales and the increase in recognized deferred revenue relates to a one-time system development for hire contract.

Other Revenue

•	Other revenue was $1.5 million in fiscal 2011 and $1.7 million in fiscal 2010, a $279,000, or 16.0%, decrease. This reduction relates to a decrease in maintenance and service contracts in fiscal 2011.

Cost of Gaming Operations Revenue

•
Total cost of gaming operations revenue, which includes field service and network operations personnel, as well as royalty and participation fees, decreased $315,000, or 3.3%, to $9.1 million in fiscal 2011, from $9.5 million in fiscal 2010. Costs of gaming operations revenue decreased primarily due to fewer participation fees paid to third-parties for their leased machines.

Cost of Equipment & System Sales

•
Cost of equipment and system sales, which includes the cost of goods sold for player terminals and other equipment and system sales, increased $3.6 million, or 32.2%, to $14.6 million in fiscal 2011, from $11.1 million in fiscal 2010, primarily due to the increase in player terminal equipment sales. Costs of revenues related to player terminal sales were $8.7 million and $6.9 million in fiscal 2011 and fiscal 2010, respectively. Cost of equipment and system sales in fiscal 2011 includes $4.7 million of costs of prior period shipments being amortized from deferred revenue over the contract period and $1.2 million related to the sale of gaming equipment during the period.  Cost of equipment and system sales in fiscal 2010 includes $2.8 million of costs of prior period shipments being amortized from deferred revenue over the contract period and $1.4 million related to the sale of gaming equipment during the period.

Selling, General and Administrative Expenses

•
Selling, general and administrative expenses, or SG&A, increased approximately $2.7 million, or 7.0%, to $42.0 million in fiscal 2011, from $39.3 million in fiscal 2010. This increase was primarily a result of an increase in salaries and wages and employee benefits of $2.4 million to retain and attract employees and an increase of $570,000 related to an increase in annual incentives, partially offset by a decrease of legal and accounting fees of $515,000.

Write-off, reserve and impairment charges

•
Write-off, reserve and impairment charges in fiscal 2011 were $2.0 million, a decrease of $3.0 million, or 59.8%, compared to $5.0 million in 2010. The charges in the current period consisted of (i) an $821,000 write-off of older equipment deemed obsolete due to changes in the rate of adoption of our newer proprietary game content; (ii) a $484,000 payment for a central system service interruption; (iii) a $355,000 write-off of prepaid loan fees in conjunction with the refinancing of our credit facility; (iv) a $203,000 write-off of install costs at the Alabama locations associated with our voluntary withdrawal from the charitable bingo market; and (v) $150,000 related to a Mexico customs audit. The write-off, reserve and impairment charges in fiscal 2010 consisted of $3.1 million of reserves and impairment charges for a note receivable and installation and other costs within the state of Alabama and $1.9 million of write-offs of patents and trademarks, intangibles, prepaid loan fees, and a reserve for sales and use taxes.
Research & Development

•
Research and development expenses, increased approximately $786,000, or 6.5%, to $12.9 million in fiscal 2011, from $12.1 million in fiscal 2010. The increase was primarily the result of higher salaries and wages due to increased headcount and continued efforts to attract and retain employees.

Depreciation and Amortization

•
Depreciation expense decreased $10.8 million, or 22.5%, to $37.3 million in fiscal 2011 from $48.1 million in fiscal 2010, primarily as a result of a reduction in capital expenditures in fiscal 2011 and fiscal 2010 compared to prior fiscal years and fixed assets from those prior fiscal years becoming fully depreciated. Amortization expense increased $166,000, or 4.7%, to $3.7 million in fiscal 2011, compared to $3.5 million in fiscal 2010, primarily because of a slight increase in capitalized software costs.

Other Income and Expense

•
Interest income decreased $1.0 million, or 27.9%, to $2.6 million in fiscal 2011, from $3.6 million in fiscal 2010 due to reduced outstanding note receivable balances. During fiscal 2011, the Company recorded imputed interest of $2.3 million relating to development agreements with an imputed interest rate range of 5.25% to 9.0%, compared to $3.2 million for fiscal 2010.

•	Interest expense decreased $1.5 million, or 33.2%, to $3.1 million in fiscal 2011, from $4.6 million in fiscal 2010 due to a reduction in the outstanding debt balance.

•
Other income (expense) increased $842,000, or 707.6%, to other income of $723,000 in fiscal 2011 from other expense of $119,000 in fiscal 2010. The increase primarily relates to a gain on the exchange of used equipment with a third party equipment supplier.

Income Taxes

•
Income tax expense increased to $702,000 in fiscal 2011, compared to a benefit of $14.4 million in fiscal 2010. These figures represent an effective tax rate of 11.0% and 122.0% in fiscal 2011 and 2010, respectively.  As of September 30, 2011, management considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. As a result of this analysis, and based on a cumulative loss in the prior three fiscal years, management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in the U.S. and Mexico will be realized. As a result, the Company maintained a valuation allowance against all of its remaining deferred tax assets.

•
The Financial Accounting Standards Board (FASB) has issued Accounting Standard Codification (ASC) Topic 740, “Income Taxes” (formerly issued as FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”) to clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. ASC Topic 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition, and for the measurement of a tax position taken or expected to be taken in a tax return. The FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted ASC Topic 740 in the first quarter of fiscal 2008 and recorded a liability of $295,000 (in the first quarter of fiscal 2008) related to uncertain tax positions. This reserve was charged to Retained Earnings. During the fiscal year ended September 30, 2011 management increased the liability related to uncertain tax positions for an additional tax uncertainty as well as an estimated interest amount. The liability related to uncertain tax positions was also reduced during the year for a previously recognized uncertainty that has been audited. The resulting liability related to uncertain tax positions at September 30, 2011, including interest and penalties, was approximately $853,000.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently adopted accounting pronouncements

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

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" (ASU 2011-04). The guidance improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The new guidance was effective for interim or annual periods beginning after December 15, 2011. The Company adopted the guidance as of January 1, 2012, and it did not have a material impact on its consolidated results of operations, financial position and cash flows.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income" (ASU 2011-05). The guidance improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in comprehensive income, while facilitating the convergence of U.S. GAAP and IFRS. The guidance eliminates the option to present components of other comprehensive income as part of the statement of stockholders' equity, and instead requires a single continuous statement of comprehensive income as part of the statement of operations or a separate, but continuous, statement of other comprehensive income. The new guidance was effective for interim or annual periods beginning after December 15, 2011. The Company adopted the guidance as of January 1, 2012, and it did not have a material impact on its consolidated results of operations, financial position or cash flows, other than the presentation thereof.

Recently issued accounting pronouncements not yet adopted

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU No. 2011-11") to require new disclosures about offsetting assets and liabilities which requires an entity to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU No. 2011-11 is for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company expects to adopt this guidance during its 2013 fiscal year and does not expect it will have a significant impact on its consolidated results of operations, financial condition and cash flows.

In July 2012, the FASB issued ASU No. 2012-02, "Intangibles - Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU No. 2012-02") which states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The outcome of the assessment is used as a basis for determining whether it is necessary to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value to the carrying amount. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, although early adoption is permitted. The Company expects to adopt this guidance during its 2013 fiscal year and does not believe it will have a significant impact on its consolidated results of operations, financial condition and cash flows.

The Company believes there is no additional new accounting guidance adopted but not yet effective that is relevant to the readers of our consolidated financial statements. However, several new Exposure Drafts and proposals are under development which, if and when enacted, may have a significant impact on its consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we had $73.8 million in unrestricted cash and cash equivalents, compared to $46.7 million and $21.8 million as of September 30, 2011 and 2010, respectively. During fiscal 2012 and fiscal 2011, we received approximately $17.3 million and $16.6 million, respectively, from notes receivable, of which $15.8 million and $15.0 million were collected on development agreements. Our working capital as of September 30, 2012 was $87.1 million compared to a working capital of $59.3 million at September 30, 2011. The increase in working capital was primarily the result of an increase in cash collections from notes receivable, exercises of stock options, and an increase in prepaid expenses. In addition, during fiscal 2012, fiscal 2011, and fiscal 2010 we received $9.3 million, $3.9 million, and $1.6 million, respectively, for proceeds from the exercise of stock options. During fiscal 2012, we used $45.2 million million for net capital expenditures of property and equipment compared to $37.4 million and $25.8 million in fiscal 2011 and fiscal 2010, respectively. In addition, we have $33.3 million outstanding and $37.0 million available for future borrowings under our Credit Agreement, subject to covenant restrictions (see the discussion of our Credit Agreement in "Part IV - Item 15. Note 10 to the Notes to Consolidated Financial Statements - Credit Agreement, Long-Term Debt and Capital Leases" and below). Availability under the Credit Agreement is reduced to the extent of a $3.5 million outstanding letter of credit.

Our principal sources of liquidity have been cash generated by operations, available cash and cash equivalents, and amounts available under our Credit Agreement. Absent any significant change in market condition, we expect anticipated working capital and capital expenditure requirements for the next twelve months will be funded by these sources. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that our Credit Agreement and other sources of capital will be available to us in the future.

As of September 30, 2012, our total contractual cash obligations were as follows (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Credit Agreement Term Loan(1)	$3,700	$7,400	$22,200	$—	$33,300
Estimated Interest Payments(1)	991	1,624	540	—	3,155
Operating Lease Obligations(2)	1,123	3,337	1,944	21	6,425
Purchase Commitments	30,383	—	—	—	30,383
Total(3)	$36,197	$12,361	$24,684	$21	$73,263

(1)	Consists of amounts borrowed under the term loan to our Credit Agreement at the Eurodollar rate plus the applicable spread (3.23% as of September 30, 2012).

(2)	Consists of operating leases for our facilities and office equipment.

(3)
Uncertain tax position liabilities of $1.6 million as of September 30, 2012 are excluded from the contractual obligations table because the Company cannot make a reasonably reliable estimate of the period in which a cash settlement may be reached with the respective taxing authority.

During fiscal 2012, we generated $74.5 million in cash from our operations, an increase of $5.9 million, or 8.7%, from $68.6 million during the same period of 2011. The increase was primarily the result of a $22.5 million increase in net income and a decrease of $4.0 million in inventory purchases, partially offset by a decrease of $19.6 million in the federal and state tax receivable.

During fiscal 2011, we generated $68.6 million in cash from our operations, an increase of $11.1 million, or 19.2%, compared to $57.5 million during fiscal 2010. The increase was primarily the result of an $18.1 million tax refund received in the fiscal 2011 period and continued collections on notes receivable offset by an increase of accounts receivables related to increased gaming equipment and system sales, as well as an increase in inventories to accommodate expected future activity and a decrease of accounts payables.

Cash used in investing activities increased $20.9 million, or 69.1%, to $51.1 million, in fiscal 2012 from $30.2 million during fiscal 2011. The increase was primarily the result of increases in placement fee agreement payments of $12.6 million, and in net capital expenditures, defined as acquisitions of property and equipment and leased gaming equipment less transfer of leased gaming equipment to inventory, of $7.8 million, partially offset by an increase in repayments under development agreements of $863,000.

Cash used in investing activities increased $11.0 million, or 57.2%, to $30.2 million during fiscal 2011, from $19.2 million in fiscal 2010. The increase was primarily the result of an increase in net capital expenditures of property and equipment of $11.6 million. Additions to property and equipment and leased gaming equipment consisted of the following:

	2012	2011	2010
	(In thousands)
Gaming equipment	$43,148	$31,901	$20,971
Third-party gaming content licenses	1,860	5,176	5,742
Other	5,297	2,268	791
Additions to property and equipment and leased gaming equipment, gross	50,305	39,345	27,504
Less transfer of leased gaming equipment to inventory	(5,085)	(1,969)	(1,704)
Additions to property and equipment and leased gaming equipment, net	$45,220	$37,376	$25,800

Cash provided by financing activities increased by $17.4 million, or 127.0%, to $3.7 million during fiscal 2012, from a usage of $13.7 million in the same period of fiscal 2011. The increase was primarily the result of (i) a $8.2 million decrease in the purchase of treasury stock; (ii) a $5.3 million increase of proceeds related to the exercise of stock options; and (iii) a decrease of principal payments on long term debt during fiscal 2012 compared to fiscal 2011.

Cash used in financing activities decreased by $15.0 million, or 52.3%, to $13.7 million in fiscal 2011, from $28.7 million in fiscal 2010. The decrease was primarily the result of the paydown of the revolving credit commitment under our credit agreement by $30.4 million during the twelve month periods ended September 30, 2010 versus $7.6 million in fiscal 2011, offset by the $10.0 million used for stock repurchases in the twelve month period ended September 30, 2011.

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

Credit Agreement

The Company’s Credit Agreement, long-term debt consisted of the following:

	September 30, 2012	September 30, 2011
	(In thousands)
Term loan facility	$33,300	$37,000
Less: current portion of long-term debt	(3,700)	(3,700)
Long-term debt, less current portion	$29,600	$33,300

On August 3, 2011, the Company entered into an amended and restated credit agreement with Comerica Bank in its capacity as administrative agent and lead arranger and Wells Fargo Bank, N.A., as syndication agent (the "Credit Agreement"), to provide the Company a $74.0 million credit facility which replaced its previous credit facility with Comerica Bank in its entirety. The Credit Agreement consists of three facilities: an approximately $20.6 million revolving credit facility, a $37.0 million term loan, and an approximately $16.4 million draw-to term loan. The Credit Agreement, and advances made thereunder, mature on August 3, 2016. The term loan is amortized on a straight-line basis over a ten-year period, payable in equal quarterly installments of $925,000. The revolving credit facility and the draw-to term loan provide the Company the ability to finance development and placement agreements, acquisitions, and working capital for general corporate purposes. As of September 30, 2012, $33.3 million was outstanding on the term loan which bore interest at 3.23%. No amounts were outstanding on the revolving credit facility and the draw-to term loan; however each facility had approximately $20.6 million and $16.4 million, respectively, available for borrowings as of September 30, 2012. The Company has the ability to draw on the draw-to term loan until February 3, 2014 and on the revolving credit facility until maturity of the credit agreement on August 3, 2016.

On September 21, 2012, the Company and the lenders entered into Amendment No. 1 to the Credit Agreement. Amendment No.  1 provides for, among other things, an increase in the limitation on capital expenditures from $40.0 million to $60.0 million annually, an increase in the limitation on debt to finance acquisitions and capital asset purchases from $500,000 to $1.0 million, and an amendment to the applicable margin grid, which provided for a margin reduction of 25 bps in both levels, as further set forth in the table below.

The components of the Credit Agreement will be priced based on an applicable margin grid according to the Company's leverage ratio. Assuming that the Company utilizes LIBOR as the key interest rate driver, effective as of Amendment No. 1, the following margins would apply based on the applicable leverage ratio:

	Level I	Level II
Consolidated Total Leverage Ratio	Less than 0.75 to 1.00	Greater than or equal to 0.75 to 1.00
Term loan	2.75	3.25
Revolving credit facility	2.00	2.50
Draw-to term loan	2.75	3.25

The Company obtained Level I pricing on December 5, 2011 upon delivering its financial statements for the year ended September 30, 2011 and continues to have Level I pricing subsequent to Amendment No. 1.

The Credit Agreement is collateralized by substantially all of the Company’s assets. The Company is subject to two primary financial covenants: a total leverage ratio and a fixed charge coverage ratio. The total leverage ratio is calculated as total net funded debt to EBITDA (which is defined in the Credit Agreement as net income before interest expense, tax expense, depreciation and amortization expense, stock compensation expense and any extraordinary, unusual or non-cash non-recurring expenses up to $7.5 million for any trailing twelve month period, less any non-cash income items, including income tax credits, and any extraordinary income or gains). Total net funded debt is defined as total funded debt of the Company less unrestricted cash in excess of $10.0 million. The Company will be required to maintain a total leverage ratio of 1.5 to 1.0.

The fixed charge coverage ratio is calculated as EBITDA minus:

•	Income tax expense

•	Dividends or other distributions on equity, not funded by the Credit Agreement

•	Routine capital expenditures, defined as $2.5 million per quarter

•	Repurchases or redemptions of capital stock, not funded by the Credit Agreement

•	Payments and advances under development agreements, not funded by the Credit Agreement

Fixed charges include interest expense and all regularly scheduled installments of principal. The Company is required to maintain a fixed charge coverage ratio of 1.2 to 1.0.

We are currently in compliance with the covenants in the Credit Agreement; however, we cannot be certain that we will be able to achieve our operating objectives for fiscal 2013 and that we will continue to meet our covenants in the Credit Agreement in the future.

If we fail to remain in compliance with the covenants of the Credit Agreement, we will be required to seek modification or waiver of the provisions of that agreement and potentially secure additional sources of capital. We cannot be certain that, if required, we will be able to successfully negotiate additional changes to or waivers of the Credit Agreement. Alternatively, we may incur significant costs related to obtaining requisite waivers or renegotiation of the Credit Agreement that could have a material and adverse effect on our operating results.

Our performance and financial results are, to a certain extent, subject to general conditions in or affecting the Native American gaming industry, as well as general economic, political, financial, competitive, and regulatory factors beyond our control. If our business does not continue to generate cash flow at appropriate levels or if we receive a material judgment against us in a lawsuit (See generally "Part II - Item 1A. Risk Factors"), we may need to raise additional financing. Sources of additional financing might include additional bank debt or the public or private sale of equity or debt securities. However, sufficient funds may not be available, on terms acceptable to us or at all, from these sources, or any others, to enable us to make necessary capital expenditures and to make discretionary investments in the future.

Stock Repurchase Authorizations

In November 2012, our Board of Directors approved a plan to repurchase up to $40 million of our outstanding common stock over a three-year period. The new share repurchase authorization replaces a $15 million repurchase authorization that was due to expire in December 2013 and which had approximately $3.1 million of repurchase authorization remaining. During fiscal 2012, we purchased 392,821 shares of our common stock for approximately $1.9 million at an average cost of $4.78 per share, exclusive of broker fees. From the inception of the program in December 2010 through September 30, 2012, the Company has purchased approximately 2.2 million shares of its common stock for $11.9 million at an average cost of $5.36 per share, exclusive of broker fees. The share repurchase program is subject to the Company's Credit Agreement and a 10b5-1 plan, in which purchases may be made from time to time in the open market, subject to certain pricing parameters.

Stock-Based Compensation

At September 30, 2012, we had approximately 3.9 million options to purchase common stock outstanding, with exercise prices ranging from $1.61 to $18.71 per share, of which, approximately 1.8 million of the outstanding options to purchase common stock were exercisable.

During the twelve months ended September 30, 2012, options to purchase 1.1 million shares of common stock were granted at a weighted average exercise price of $6.98 per share, and we issued 1.7 million shares of common stock as a result of stock option exercises with a weighted average exercise price of $5.02. The Company also granted to its non-employee directors restricted stock in the aggregate of 48,000 shares during the twelve-months ended September 30, 2012 at an average fair value per share price of $10.16 and granted to certain of its executive officers restricted stock units in the aggregate of 120,000 shares during the twelve-months ended September 30, 2012 at an average fair value per share of $15.58.

At September 30, 2011, we had approximately 4.8 million options to purchase common stock outstanding, with exercise prices ranging from $1.61 to $18.71 per share, of which, approximately 2.7 million of the outstanding options to purchase common stock were exercisable.

During the twelve-months ended September 30, 2011, options to purchase 566,700 shares of common stock were granted at a weighted average exercise price of $4.64 per share, and we issued 1.0 million shares of common stock as a result of stock option exercises with a weighted average exercise price of $3.80.

SEASONALITY

We believe our operations are not materially affected by seasonal factors, although we have experienced fluctuations in our revenues from period to period.

CONTINGENCIES

For information regarding contingencies, see “Consolidated Financial Statements – Note 16 - Commitments and Contingencies” and “PART I – Item 3. Legal Proceedings.”

OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2012, the Company had an outstanding letter of credit issued under our domestic credit facility to ensure payment of a bond to certain Mexican taxing authorities in the amount of $3.5 million.  Such off-balance sheet arrangements are not reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources. See Note 13 of the Notes to Consolidated Financial Statements "Commitments and Contingencies."

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

Revenue Recognition. As further discussed in the discussion of our Revenue Recognition policy in Note 2 of our consolidated financial statements, revenue from sales arrangements with multiple deliverables, is applied using the guidance from ASU No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements.”  ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities; specifically, how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  In addition, the Company applies the guidance from ASU No. 2009-14, “Software (Topic 985), Certain Revenue Arrangements that Include Software Elements,” which affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole and clarifying what guidance should be used in allocating and measuring revenue.

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

Management reviews long-lived asset classes for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For impairment analysis purposes, the Company’s rental pool is viewed as a fungible pool of assets; including assets in both rental pool-deployed and rental pool-undeployed.  In order to determine whether these assets are impaired, the net book value of the rental pool is compared to an estimate of future net cash flows from all existing facilities. The primary assumption used in determining future cash flows is our estimate of future revenue.  In addition, the Company analyzes the composition of its rental pool to determine the future use of older models and related components for those models.  The impairment analysis for the fiscal year ended September 30, 2012 indicated that we had substantial cash flows to fully recover the carrying value of the entire rental pool.  As of September 30, 2012 and 2011, rental pool assets totaled $50.8 million and $44.5 million, respectively. (Critical Assumption #2)

Assumptions/Approach used for Critical Assumption #1: The carrying value of the asset is determined based upon management’s assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight line basis, where the useful life of items in the rental pool has been determined by management to be three years.

Effect if different assumptions used for Critical Assumption #1: While we believe that the useful lives that have been determined for our fixed assets are reasonable, different assumptions could materially affect the carrying value of the assets, as well as the depreciation expense recorded in each respective period related to those assets. During the year ended September 30, 2012, a significant portion of the $38.3 million of depreciation and amortization expense is related to assets in the rental pool. If the depreciable life of assets in our rental pool were changed from three years to another period of time, we could incur a materially different amount of depreciation expense during the period.

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

Management reviews intangible assets related to development and placement fee agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Critical Assumption #2). For the three-month period ended September 30, 2012, there was no impairment to the assets’ carrying values.

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

Income Taxes.  In accordance with ASC Topic 740, “Income Taxes”, we have recorded deferred tax assets and liabilities to account for the expected future tax benefits and consequences of events that have been recognized in our financial statements and our tax returns. There are several items that result in deferred tax asset and liability impact to the balance sheet. If we conclude that it is more likely than not that all or some portion of the deferred tax assets will not be realized under accounting standards, they are reduced by a valuation allowance to remove the benefit of recovering those deferred tax assets from our financial statements. Additionally, in accordance with ASC Topic 740, during the year ended September 30, 2012, we recorded a liability of $786,000, plus accrued penalties and interest in the amount of $851,000. The liability related to uncertain tax positions was also reduced during the year for a previously recognized uncertainty, in the amount of $637,000 as well as accrued interest in the amount of $216,000, because it is effectively settled.

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

Assumptions/Approach Used: Numerous judgments and assumptions are inherent in the determination of future taxable income and tax return filing positions that we take, including factors such as future operating conditions. As of September 30, 2012, management considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As a result of this analysis, we believe that in the United States, as of September 30, 2012, the objective and verifiable evidence of our historical pretax net income, coupled with sustained taxable income and projected future earnings outweighs the negative evidence of our previous years' losses. Therefore, we determined that it is more likely than not that we will realize the benefits associated with our deferred tax assets in the United States. As a result, we decreased our valuation allowance by approximately $12.7 million during 2012 such that no valuation allowance has been recorded against our U.S. deferred tax assets at September 30, 2012. In Mexico, the company continues to experience tax losses and therefore management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in Mexico will be realized. As a result, the Company has maintained a full valuation allowance against all of its remaining Mexican deferred tax assets.

Effect if Different Assumptions Used: Management, along with consultation from an independent public accounting firm used in tax consultation, continually evaluate complicated tax law requirements and their effect on our current and future tax liability and our tax filing positions. The ultimate utilization of our gross deferred tax assets, primarily associated with accruals that are not currently deductible and certain credit carryforwards, is largely dependent upon our ability to generate taxable income in the future. Our liability for uncertain tax positions is dependent upon our judgment on the amount of financial statement benefit that an uncertain tax position will realize upon ultimate settlement and on the probabilities of the outcomes that could be realized upon ultimate settlement of an uncertain tax position using the facts, circumstances and information available at the reporting date to establish the appropriate amount of financial statement benefit.

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
As of September 30, 2012, management determined that it is more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in the U.S. will be realized. As a result, the Company has no valuation allowance against any of its U.S. deferred tax assets.

Inflation and Other Cost Factors

Our operations have not been nor are they expected to be materially affected by inflation. However, our domestic and international operational expansion is affected by the cost of hardware components, which are not considered to be inflation sensitive, but rather, sensitive to changes in technology and competition in the hardware markets. In addition, we expect to continue to incur increased legal and other similar costs associated with regulatory compliance requirements and the uncertainties present in the operating environment in which we conduct our business. However, this expectation could change depending upon a number of factors, including those described under “Part I - Item 1. Business" and "Part I - Item 1A. Risk Factors.”

Reconciliation of Non-GAAP Financial Measures

The "Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes certain financial measures such as EBITDA, free cash flow, net cash position, and net capital expenditures, all of which may be considered non-GAAP financial measures under the rules of the Securities and Exchange Commission.  These non-GAAP financial measures are reconciled to the corresponding GAAP financial measures below as required under the rules of the Securities and Exchange Commission regarding the use of non-GAAP financial measures.  We define (i) EBITDA as net income before net interest expense, income taxes, depreciation, and amortization and accretion of contract rights, (ii) free cash flow as cash flow from operating activities less net capital expenditures, (iii) net cash position as cash and cash equivalents less long-term debt, and (iv) net capital expenditures as acquisitions of property and equipment and leased gaming equipment less transfer of leased gaming equipment to inventory.  EBITDA, free cash flow, net cash position and net capital expenditures are not recognized financial measures under GAAP, but we believe that each is useful in measuring our operating performance.  We believe that the use of the non-GAAP financial measure EBITDA enhances an overall understanding of the Company’s past financial performance, and provides useful information to the investor by comparing our performance across reporting periods on a consistent basis and the use of EBITDA by other companies in the gaming equipment sector as a measure of performance. We believe that the non-GAAP measures of free cash flow, net cash position, and net capital expenditures provide useful information to investors as each enhances the overall understanding of our operating performance. Investors should not consider these measures in isolation or as a substitute for net income, operating income, or any other measure for determining the Company’s operating performance that is calculated in accordance with GAAP.  In addition, because these measures are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies.

A reconciliation of EBITDA to the most comparable GAAP financial measure, net income (loss), follows:

	U.S. GAAP Net Income to EBITDA Reconciliation
	Years Ended September 30,
	(In thousands)
	2012	2011	2010	2009	2008
Net income (loss)	$28,174	$5,677	$2,629	$(44,778)	$378
Add back:
Amortization and depreciation	38,270	40,957	51,593	61,015	52,717
Accretion of contract rights	7,700	7,211	6,739	6,250	4,092
Interest expense, net	(161)	498	1,025	1,866	3,687
Income tax expense (benefit)	(2,877)	702	(14,393)	13,998	302
EBITDA	$71,106	$55,045	$47,593	$38,351	$61,176

A reconciliation of free cash flow, total cash generation, net cash position and net capital expenditures follows:

	Years Ended September 30,
	(In thousands)
	2012	2011	2010

Free Cash Flow
Net cash provided by operating activities	74,543	68,579	57,520
Less: Net capital expenditures	(45,220)	(37,376)	(25,800)
Free cash flow	$29,323	$31,203	$31,720

Cash Generation
Net cash provided by operating activities	74,543	68,579	57,520
Plus: Net cash used in investing activities	(51,051)	(30,194)	(19,210)
Cash generation	$23,492	$38,385	$38,310

Net Cash (Debt) Position
Cash and cash equivalents	73,755	46,710	21,792
Less: Long-term debt	(33,300)	(37,000)	(44,625)
Net cash (debt) position	$40,455	$9,710	$(22,833)

Net Capital Expenditures
Acquisition of property and equipment and leased gaming equipment	(50,305)	(39,345)	(27,504)
Less: Transfer of leased gaming equipment to inventory	5,085	1,969	1,704
Net capital expenditures	$(45,220)	$(37,376)	$(25,800)

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of business, primarily associated with interest rate fluctuations and foreign currency exchange rates, primarily with respect to our operations in Mexico. Consistent with fiscal 2011, we remain subject to similar market risks in fiscal 2012, as described below.

Our Credit Agreement provides us with additional liquidity to meet our short-term financing needs, as further described in Part IV - Item 15. Note 10 to the Notes to Consolidated Financial Statements "Credit Agreement and Long-Term Debt." Pursuant to the Credit Agreement, we may currently borrow up to a total of $70.3 million, of which $33.3 million is outstanding and $37.0 million is available for future borrowings, subject to covenant restrictions, and less the $3.5 million letter of credit. As of September 30, 2012, $33.3 million was outstanding on the term loan which bore interest at 3.23%. We estimate a hypothetical increase of 100 bps in applicable interest rates would have an immaterial impact on our business.

In connection with the development agreements we enter into with some of our customers, we advance funds for the construction and development of gaming facilities, which are generally required to be repaid. As a result of our adjustable-interest-rate notes payable and fixed-interest-rate-notes receivable described in Part IV - Item 15. Note 4 to the Notes to Consolidated Financial Statements "Notes Receivable"and Part IV - Item 15. Note 10 to the Notes to Consolidated Financial Statements "Credit Agreement and Long-Term Debt,” we are subject to market risk with respect to interest rate fluctuations. Any material increase in prevailing interest rates could cause us to incur significantly higher interest expense. These factors have not increased significantly since the beginning of our fiscal year 2012. Accordingly, there has been no significant change in the Company's strategies to manage any of these exposures during fiscal 2012.

We account for currency translation from our Mexico operations in accordance with ASC Topic 830, “Foreign Currency Matters.” Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income. We do not currently manage this exposure with derivative financial instruments. These factors have not increased significantly since the beginning of our fiscal year 2012. Accordingly, there has been no significant change in the Company's strategies to manage any of these exposures during 2012. We estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal year 2012 would have had an immaterial impact on our business.

ITEM 8. Financial Statements and Supplementary Data

The financial statements and supplemental data required by this item are included in PART IV - Item 15.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2012.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment and those criteria, our management concluded that internal control over financial reporting was effective as of September 30, 2012.

Our independent registered public accounting firm, BDO USA, LLP, has issued an attestation report dated November 15, 2012 on our internal control over financial reporting. That report is included herein.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be provided in the Company's Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2012 (the “Proxy Statement”) and that information is incorporated herein by reference.

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

ITEM 14. Principal Accountant Fees and Services

The information required by this Item will be provided in the Proxy Statement and that information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	(1)	Financial Statements

		Reports of Independent Registered Public Accounting Firm	61
		Consolidated Balance Sheets, as of September 30, 2012 and 2011	63
		Consolidated Statements of Operations and Other Comprehensive Income, Years Ended September 30, 2012, 2011 and 2010	64
		Consolidated Statements of Stockholders’ Equity,
		Years Ended September 30, 2012, 2011 and 2010	65
		Consolidated Statements of Cash Flows, Years Ended September 30, 2012, 2011 and 2010	66
		Notes to Consolidated Financial Statements	67

	(2)	Financial Statement Schedule

		Schedule II Valuation and Qualifying Accounts	92

	(3)	The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and are incorporated herein by reference, and are filed as part of this Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Multimedia Games Holding Company, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of Multimedia Games Holding Company, Inc., or the Company, as of September 30, 2012 and 2011 and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multimedia Games Holding Company, Inc. at September 30, 2012 and 2011, and the results of its operations and its cash flows for the each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Multimedia Games Holding Company, Inc.'s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated November 15, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Houston, Texas
November 15, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Multimedia Games Holding Company, Inc.
Austin, Texas

We have audited Multimedia Games Holding Company, Inc., or the Company’s, internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Multimedia Games Holding Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Multimedia Games, Inc., or the Company, as of September 30, 2012 and 2011 and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows and the schedule listed in the accompanying index for each of the three years in the period ended September 30, 2012, and our report dated November 15, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Houston, Texas
November 15, 2012

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2012 and 2011
(In thousands, except shares)

	September 30, 2012	September 30, 2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,755	$46,710
Accounts receivable, net of allowance for doubtful accounts of $266 and $400, respectively	17,503	16,004
Inventory	7,083	7,291
Current portion of notes receivable, net	8,024	14,280
Prepaid expenses and other	6,593	5,300
Deferred tax asset	8,248	221
Federal and state income tax receivable	244	142
Total current assets	121,450	89,948
Property and equipment and leased gaming equipment, net	57,924	47,399
Intangible assets, net	37,664	28,395
Long-term portion of notes receivable, net	733	10,449
Deferred tax asset - non current	2,418	430
Value added tax receivable, net of allowance of $722 and $817, respectively	3,511	2,787
Other assets	2,275	2,471
Total assets	$225,975	$181,879
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,700	$3,700
Accounts payable and accrued liabilities	30,192	25,855
Deferred revenue	483	1,131
Total current liabilities	34,375	30,686
Long-term debt, less current portion	29,600	33,300
Long term deferred tax liability	6,320	651
Other long-term liabilities	618	679
Deferred revenue, less current portion	42	661
Total liabilities	70,955	65,977
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock: Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 36,297,518 and 34,559,522 shares issued, and 28,177,240 and 26,832,065 shares outstanding, respectively	363	346
Additional paid-in capital	107,751	95,063
Treasury stock, 8,120,278 and 7,727,457 common shares at cost, respectively	(62,048)	(60,164)
Retained earnings	109,283	81,109
Accumulated other comprehensive loss, net	(329)	(452)
Total stockholders’ equity	155,020	115,902
Total liabilities and stockholders’ equity	$225,975	$181,879

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
For the Years Ended September 30, 2012, 2012 and 2010
(In thousands, except per share data)

	2012	2011	2010
REVENUES:
Gaming operations	$112,010	$95,476	$92,822
Gaming equipment and system sales	42,793	30,909	23,365
Other	1,373	1,470	1,749
Total revenues	156,176	127,855	117,936
OPERATING COSTS AND EXPENSES:
Cost of gaming operations revenue(1)	9,004	9,136	9,451
Cost of equipment and system sales	18,548	14,623	11,065
Selling, general and administrative expenses	49,648	42,042	39,293
Write-off, reserve and impairment charges	1,187	2,013	5,010
Research and development	15,428	12,930	12,144
Amortization and depreciation	38,270	40,957	51,593
Total operating costs and expenses	132,085	121,701	128,556
Operating income (loss)	24,091	6,154	(10,620)
OTHER INCOME (EXPENSE):
Interest income	1,553	2,562	3,554
Interest expense	(1,392)	(3,060)	(4,579)
Other Income (expense)	1,045	723	(119)
Income (loss) before income taxes	25,297	6,379	(11,764)
Income tax benefit (expense)	2,877	(702)	14,393
Net income	$28,174	$5,677	$2,629

Basic income per common share	$1.01	$0.20	$0.10
Diluted income per common share	$0.96	$0.20	$0.09

Other comprehensive income:
Foreign Currency translation adjustments	123	188	1,228
Comprehensive income	$28,297	$5,865	$3,857

Shares used in net income per common share:
Basic	27,807	28,106	27,401
Diluted	29,261	28,686	27,990
________________________________

(1)
Cost of gaming operations revenue excludes depreciation and amortization of gaming equipment, content license rights and other depreciable assets, which are included separately in the amortization and depreciation line item.

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended September 30, 2012, 2011 and 2010
(In thousands, except share amounts)

	Common Stock		Additional Paid -in Capital	Treasury Stock			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Number of Shares	Amount		Number of Shares	Amount	Retained Earnings
Balance, September 30, 2009	33,121,337	$331	$86,317	5,903,417	$(50,128)	$72,803	(1,868)	$107,455
Exercise of stock options	401,745	4	1,011	—	—	—	—	1,015
Tax benefit of stock options exercised	—	—	621	—	—	—	—	621
Share-based compensation expense	—	—	1,649	—	—	—	—	1,649
Net income	—	—	—	—	—	2,629	—	2,629
Foreign currency translation adjustment	—	—	—	—	—	—	1,228	1,228
Balance, September 30, 2010	33,523,082	335	89,598	5,903,417	(50,128)	75,432	(640)	114,597
Exercise of stock options	1,036,440	11	3,933	—	—	—	—	3,944
Purchase of treasury stock	—	—	—	1,824,040	(10,036)	—	—	(10,036)
Share-based compensation expense	—	—	1,532	—	—	—	—	1,532
Net income	—	—	—	—	—	5,677	—	5,677
Foreign currency translation adjustment	—	—	—	—	—	—	188	188
Balance, September 30, 2011	34,559,522	346	95,063	7,727,457	(60,164)	81,109	(452)	115,902
Exercise of stock options	1,737,996	17	8,715	—	—	—	—	8,732
Tax benefit of stock options exercised	—	—	555	—	—	—	—	555
Purchase of treasury stock	—	—	—	392,821	(1,884)	—	—	(1,884)
Long-term incentive program	—	—	651	—	—	—	—	651
Share-based compensation expense	—	—	2,767	—	—	—	—	2,767
Net income	—	—	—	—	—	28,174	—	28,174
Foreign currency translation adjustment	—	—	—	—	—	—	123	123
Balance, September 30, 2012	36,297,518	$363	$107,751	8,120,278	$(62,048)	$109,283	$(329)	$155,020

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2012, 2011 and 2010
(In thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,174	$5,677	$2,629
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and depreciation	38,270	40,957	51,593
Accretion of contract rights	7,700	7,210	6,739
Share-based compensation	3,418	1,532	1,649
Other non-cash items	1,405	1,404	4,090
Deferred income taxes	(4,346)	—	4,107
Interest income from imputed interest	(1,292)	(2,333)	(3,236)
Changes in operating assets and liabilities
Total accounts and notes receivable	(59)	(3,137)	4,796
Federal and state income tax receivable	(102)	19,516	(13,412)
Inventory	(86)	(4,056)	350
Current liabilities	4,544	4,612	(4,949)
Other current and long-term assets and long-term liabilities	(3,083)	(2,803)	3,164
NET CASH PROVIDED BY OPERATING ACTIVITIES	74,543	68,579	57,520

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(50,305)	(39,345)	(27,504)
Transfer of leased gaming equipment to inventory	5,085	1,969	1,704
Acquisition of intangible assets	(6,102)	(4,850)	(3,449)
Advances under development and placement fee agreements	(15,575)	(2,951)	(6,995)
Repayments under development agreements	15,846	14,983	17,034
NET CASH USED IN INVESTING ACTIVITIES	(51,051)	(30,194)	(19,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	9,287	3,944	1,636
Principal payments of long term debt	(3,700)	(7,625)	(15,375)
Proceeds from revolving lines of credit	—	6,875	15,000
Payments on revolving lines of credit	—	(6,875)	(30,000)
Proceeds from capital lease	894	—	—
Principal payments of capital leases	(894)	—	—
Purchase of treasury stock	(1,884)	(10,036)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,703	(13,717)	(28,739)

EFFECT OF EXCHANGE RATES ON CASH	(150)	250	(234)
Net increase in cash and cash equivalents	27,045	24,918	9,337
Cash and cash equivalents, beginning of period	46,710	21,792	12,455
Cash and cash equivalents, end of period	73,755	46,710	21,792

SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$(1,296)	$(2,877)	$(4,266)
Income tax refunded, net	$561	$18,796	$6,295
NON-CASH TRANSACTIONS:
Change in contract rights resulting from imputed interest on development agreement notes receivable	$(22)	$64	$(84)
Change in accounts payable on exchange of used equipment with third party suppliers	$(1,172)	$(1,043)	$(1,935)

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company's standalone gaming machines are primarily sold and placed in Class III settings while its central determinant and server-based centrally-linked products and systems are primarily sold and placed in Class II, video lottery terminal and electronic bingo settings. The Company's product line and markets include Class II and Class III gaming facilities operated by Native American and commercial casinos and the Company derives the majority of its gaming revenues from participation, development, and placement fee agreements, all of which operate on a participation, or revenue share, basis. The Company enters into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities. All or a portion of the funds provided under development agreements are reimbursed to the Company, while funding under placement fee agreements is not reimbursed. Under these agreements, the Company places player terminals and systems as well as its proprietary and other licensed game content at a customer's facility in return for a share of the revenues that these terminals and systems generate or for a fixed daily lease fee. The Company also offers and generates revenue from the sale of gaming units and systems that feature proprietary game content and game themes licensed from others. The Company intends to increase these for-sale revenues by expanding into additional gaming jurisdictions and into other segments of the gaming market. The Company also generates revenues by providing the central determinant system operated by the New York State Division of the Lottery for the video lottery terminals installed at racetracks in the State of New York.

Basis of Presentation

The consolidated financial statements include the accounts of Multimedia Games Holding Company, Inc. and its wholly-owned subsidiaries, including Multimedia Games, Inc., MGAM Technologies, LLC, MegaBingo International, LLC, Multimedia Games de Mexico, S. de R.L. de C.V., Multimedia Games de Mexico 1, S. de R.L. de C.V., and Servicios de Wild Basin S. de R.L. de C.V. Intercompany balances and transactions have been eliminated.

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

Reclassification - Within the consolidated balance sheet short and long term deferred income taxes were reclassified.

Revenue Recognition
The Company derives revenue from the following sources:

■	Gaming Operations
Participation, development, placement fee, or lease revenue generated from the Company’s commercial products, Class III products, Native American Class II products, charity bingo and other bingo products, lottery systems, and Class III back office systems

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

Gaming Operations
The majority of the Company’s gaming revenue is generated by its gaming operations under development and participation arrangements where the Company provides its customers with player terminals, player terminal-content licenses and back-office equipment, collectively referred to herein as leased gaming equipment. Under these arrangements, the Company retains ownership of the leased gaming equipment installed at customer facilities, and the Company receives revenue based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee based on the number of player terminals installed at the facility. Revenue from lease participation or daily fee arrangements are considered both realizable and earned at the end of each gaming day.

Gaming revenue generated by player terminals deployed at sites under development or placement fee agreements is reduced by the accretion of contract rights from those agreements. Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from such agreements, described under “Development and Placement Fee Agreements.” The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the consolidated statements of operations and other comprehensive income.

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

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts related to its accounts receivable and notes receivable that have been deemed to have a high risk of uncollectibility. Management reviews its accounts receivable on a quarterly basis to determine if any receivables will potentially be uncollectible. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and creditworthiness when evaluating the adequacy of its allowance for doubtful accounts. In its overall allowance for doubtful accounts, the Company includes any receivable balances where uncertainty exists as to whether the account balance has become uncollectible. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs might exceed the recorded allowance.

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

Management reviews long-lived asset classes for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. During the years ended September 30, 2012, 2011 and 2010 in the ordinary course of business activities or upon reviewing the nature of the assets, the Company charged operations by recording reserves or writing off $669,000, $1.3 million and $539,000, respectively, of property and equipment and leased gaming equipment.

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

Other Assets
Other assets consist of restricted cash, long-term prepaids, and refundable deposits. At September 30, 2012 and September 30, 2011, the restricted cash balances were $618,000 and $679,000, respectively, representing the fair value of investments held by the Company's prize fulfillment firm related to outstanding MegaBingo® jackpot prizes.

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

Other Long-Term Liabilities
Other long-term liabilities include investments held at fair value by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities.  These annuities were $618,000 and $679,000 as of September 30, 2012 and September 30, 2011, respectively.

Other Income (Expense)
Other income was $1.0 million and $723,000 for the years ended September 30, 2012 and 2011, respectively, and an expense of $119,000 for the year ended September 30, 2010. Other income primarily resulted from a gain on the exchange of used equipment with our third party equipment suppliers, as well as net gains incurred on foreign currency transactions primarily related to our Mexico operations. Other expense primarily resulted from the net losses incurred on foreign currency transactions primarily related to our Mexico operations.

Research and Development Costs
The Company conducts research and development activities primarily to develop new gaming systems, gaming engines, casino data management systems, casino central monitoring systems, video lottery outcome determination systems, gaming platforms, and gaming content and to add enhancements to our existing product lines. The Company believes its ability to deliver differentiated, appealing products and services to the marketplace is based in our research and development investments, and expects to continue to make such investments in the future. These research and development costs consist primarily of salaries and benefits, consulting fees, game lab testing fees, and an allocation of corporate facilities costs related to these activities. Once the technological feasibility of a project has been established, it is transferred from research to development, and capitalization of development costs begins until the product is available for general release.

Research and development costs for years ended September 30, 2012, 2011 and 2010 were $15.4 million, $12.9 million, and $12.1 million respectively.

Employee Benefit Plans
The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan provides for the employees to make tax-deferred deposits into the plan up to the maximum of $22,500 for 2012. The Company has historically matched employees’ contributions to the 401(k) Plan equal to 50% of the first 4% of compensation contributed by employees to the 401(k) Plan. Such Company contributions amounted to $425,000, $357,000 and $336,000 for the years ended September 30, 2012, 2011, and 2010, respectively.

Fair Value Measurements
The Company applies the provisions of FASB Topic 820, "Fair Value Measurements"(Topic 820) to its financial assets and liabilities. Fair value is defined as a market-based measurement intended to estimate the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. Topic 820 also established a fair value hierarchy, which requires an entity to maximize the use of observable inputs when measuring fair value. These inputs are categorized as follows:

Level 1 - quoted prices in an active market for identical assets or liabilities;
Level 2 - quoted prices in an active market for similar assets or liabilities, inputs other than quoted prices that are observable for similar assets or liabilities, inputs derived principally from or corroborated by observable market data by correlation or other means; and
Level 3 - valuation methodology with unobservable inputs that are significant to the fair value measurement.

The following summarizes the valuation of certain of the Company's financial assets and liabilities as of September 30, 2012, based on the fair value hierarchy.

	Fair Value Measurements using
	Level 1	Level 2	Level 3	Total
Assets:
Cash Equivalents:
Money market funds	$41,937	$—	$—	$41,937

Total	$41,937	$—	$—	$41,937

Liabilities:
Long-term debt	$—	$33,300	$—	$33,300

Total	$—	$33,300	$—	$33,300

The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash, accounts receivable, notes receivable, accounts payable, and accrued expenses payable and other liabilities, approximate fair value due to the immediate or short-term nature or maturity of these financial instruments.

Segment and Related Information
Although the Company's chief operating decision maker analyzes the Company's product lines and geographic areas for purposes of revenue, these product lines and geographic areas are managed and operated as one business segment, and meet the criteria for aggregation as permitted in ASC 280-10-50, "Operating Segments". The Company's chief operating decision maker reviews operating results in the aggregate for purposes of making decisions about resources to be allocated and for assessing performance and, outside of revenue, other discrete financial information is not available by product line or geographic area.   ASC 280-10-50-11, “Aggregation Criteria,” allows for the aggregation of operating segments if the segments have similar economic characteristics and if the segments are similar in each of the following areas:

1.	The nature of the products and services

2.	The nature of the production processes

3.	The type or class of customer for their products and services

4.	The methods used to distribute their products or provide their services

5.	The nature of the regulatory environment, if applicable

The Company is engaged in the business of designing, manufacturing, and distributing gaming machines, video lottery terminals, and associated systems and equipment, as well as the maintenance of these machines and equipment.   The Company also supplies the central determinant system for the video lottery terminals installed at racetracks in the State of New York. The Company's production process is essentially the same for the entire Company and is performed via outsourced manufacturing partners, as well as in-house manufacturing performed primarily at its warehouse and assembly facility in Austin, Texas.  The Company's customers consist of entities in the business of operating gaming, bingo or lottery facilities, and include Native American Tribes, charity bingo operators, and commercial entities licensed to conduct such business in their jurisdictions.  The distribution of the Company's products is consistent across the entire Company and is generally performed by third-party transportation companies.  The regulatory environment is similar in every jurisdiction in that gaming is regulated and its games must meet the regulatory requirements established.  In addition, the economic characteristics of each customer arrangement are similar in that the Company obtains revenue via a revenue share arrangement or direct sale of product or service, depending on the customer’s need.  These sources of revenue are consistent with respect to both product line and geographic area.

In addition, discrete financial information, such as costs and expenses, operating income, net income and EBITDA (earnings before interest expense, income taxes, depreciation, amortization, and accretion of contract rights), are not captured or analyzed by product line or geographic area.  The Company's Chief Operating Decision Maker analyzes product performance based on average daily play on a game level basis, which is consistent across all product lines and geographic areas.  This average daily performance data along with customer needs are the key drivers for assessing how the Company allocates resources and assesses its operating performance.

Costs of Computer Software
Software development costs have been accounted for in accordance with ASC Topic 985, “Software.”  Under ASC Topic 985, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized software development costs of approximately $5.9 million and $4.6 million for the periods ended September 30, 2012 and 2011, respectively. Software development costs primarily consist of personnel costs and gaming lab testing fees. The Company begins to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, not to exceed five years. Amortization of software development costs is included in amortization and depreciation in the accompanying consolidated statements of operations and other comprehensive income.

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

Stock Compensation
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

There were option grants to purchase 1.1 million, 566,700 and 1.4 million common shares during the years ended September 30, 2012, 2011, and 2010, respectively. The assumptions used for the years ended September 30, 2012, 2011, and 2010, and the resulting estimates of weighted-average fair value per share of options granted during these periods are as follows:

	2012	2011	2010
Weighted expected life	5 years	5 years	5 years
Risk-free interest rate	1.0%	1.3 - 2.6%	2.3 - 2.6%
Expected volatility	59.91%	59.01%	59.53%
Expected dividend yields	None	None	None
Weighted-average fair value of options granted during the period	$3.55	$2.36	$2.14
Expected annual forfeiture rate	5.31%	5.31%	5.31%

The Company also grants restricted stock and restricted stock units. In accordance with ASC Topic 718 the Company records stock compensation for such awards at the full value of the award at the time of issuance over the vesting period of the award. The full value of the award is equivalent to the closing stock price of the Company's stock on the date of grant.

Foreign Currency Translation
The Company accounts for currency translation in accordance with ASC Topic 830, “Foreign Currency Matters.”  Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income a component of shareholder equity, in accordance with ASC Topic 220, “Comprehensive Income.” Transactional currency gains and losses arising from transactions in currencies other than the Company’s local functional currency are included in the consolidated statements of operations and other comprehensive income in accordance with ASC Topic 830.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements
In April 2010, the FASB issued new accounting guidance related to accruals for casino jackpot liabilities. Specifically, the guidance clarifies that an entity should not accrue jackpot liabilities, or portions thereof, before a jackpot is won if the entity can avoid paying the jackpot. Jackpots should be accrued and charged to revenue when an entity has the obligation to pay the jackpot. The guidance applies to both base and progressive jackpots. The new guidance is effective for fiscal years beginning on or after December 15, 2010. The Company adopted the guidance as of October 1, 2011, and it did not have a material impact on its consolidated results of operations, financial position or cash flows.

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

In May 2011, the FASB issued ASU No. 2011-04, "Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS" (ASU 2011-04). The guidance improves the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The new guidance was effective for interim or annual periods beginning after December 15, 2011. The Company adopted the guidance as of January 1, 2012, and it did not have a material impact on its consolidated results of operations, financial position and cash flows.

In June 2011, the FASB issued ASU No. 2011-05, "Comprehensive Income (Topic 220) - Presentation of Comprehensive Income" (ASU 2011-05). The guidance improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in comprehensive income, while facilitating the convergence of U.S. GAAP and IFRS. The guidance eliminates the option to present components of other comprehensive income as part of the statement of stockholders' equity, and instead requires a single continuous statement of comprehensive income as part of the statement of operations or a separate, but continuous, statement of other comprehensive income. The new guidance was effective for interim or annual periods beginning after December 15, 2011. The Company adopted the guidance as of January 1, 2012, and it did not have a material impact on its consolidated results of operations, financial position or cash flows, other than the presentation thereof.

Recently issued accounting pronouncements not yet adopted
In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU No. 2011-11") to require new disclosures about offsetting assets and liabilities which requires an entity to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU No. 2011-11 is for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company expects to adopt this guidance during its 2013 fiscal year and does not expect it will have a significant impact on its consolidated results of operations, financial condition and cash flows.

In July 2012, the FASB issued ASU No. 2012-02, "Intangibles - Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU No. 2012-02") which states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The outcome of the assessment is used as a basis for determining whether it is necessary to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value to the carrying amount. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company expects to adopt this guidance during its 2013 fiscal year and does not believe it will have a significant impact on its consolidated results of operations, financial condition and cash flows.

The Company believes there is no additional new accounting guidance adopted but not yet effective that is relevant to the readers of our consolidated financial statements. However, several new Exposure Drafts and proposals are under development which, if and when enacted, may have a significant impact on its consolidated financial statements.

3.      INVENTORY

Inventory consisted of the following (in thousands):

	September 30, 2012	September 30, 2011
Raw materials and component parts, net of reserves of $800 and $1,261, respectively	$3,653	$4,971
Work in progress	1,321	705
Finished goods	2,109	1,615
Total Inventory	$7,083	$7,291

4.      NOTES RECEIVABLE

The Company’s notes receivable consisted of the following:

	September 30, 2012	September 30, 2011
	(In thousands)
Notes receivable from development agreements	$8,526	$24,372
Less imputed interest discount reclassed to contract rights	(370)	(1,684)
Notes receivable from equipment sales and other	601	2,041
Notes receivable, net	8,757	24,729
Less current portion	(8,024)	(14,280)
Notes receivable – non-current	$733	$10,449

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.  Notes receivable from equipment sales consisted of financial instruments issued by customers for the purchase of player terminals and licenses, and bore interest at 2.61% at September 30, 2012. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the fair market value of such equipment, if repossessed, may be less than the note receivable outstanding.

5.  DEVELOPMENT AND PLACEMENT FEE AGREEMENTS

The Company enters into development and placement fee agreements to provide financing for new gaming facilities or for the expansion or improvement of existing facilities. All or a portion of the funds provided under development agreements are reimbursed to the Company, while funding under placement fee agreements is not reimbursed. In return, the facility dedicates a percentage of its floor space to placement of the Company's player terminals, and the Company receives a fixed percentage of those player terminals' hold per day over the term of the agreement which is generally for 12 to 83 months. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of the Company's guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the operating profits of the facility to be used to repay some or all of the advances recorded as notes receivable. Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the gaming facility. In the past the Company has, and in the future, the Company may, by mutual agreement, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset recovered for that particular development or placement fee agreement, if any, and the remaining net book value of the intangible asset is prospectively amortized on a straight-line method over the remaining estimated useful life.

On January 18, 2012, the Company announced that it had extended 1,709 unit placements, or 85% of the 2,009 units currently installed on a revenue sharing basis, at WinStar World Casino and Riverwind Casino operated by the Chickasaw Nation in Oklahoma, for an additional 3.5 years, prior to the scheduled termination of the original unit placement agreements which were scheduled to occur pursuant to the agreements' terms during the second half of fiscal 2013.  In consideration of the long-term unit placement extensions, the Company paid unit placement fees of $13.2 million to the Chickasaw Nation.  The Company also agreed to reduce its revenue share percentage on approximately 1,000 units at WinStar World Casino with two pricing adjustments on July 16, 2013 and August 1, 2014, bringing the revenue share percentage on these units in line with the Company's other units deployed within the Chickasaw Nation's gaming facilities.

Management reviews intangible assets related to development and placement fee agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstances during the period ended September 30, 2012, which required an impairment charge to the carrying value of intangible assets recorded in connection with development and placement fee agreements.

The following net amounts related to advances made under development and placement fee agreements and were recorded in the following balance sheet captions:

	September 30, 2012	September 30, 2011
Included in:	(In thousands)
Notes receivable, net	$8,156	$22,689
Intangible assets – contract rights, net of accumulated amortization	$30,551	$22,697

6.      PROPERTY AND EQUIPMENT AND LEASED GAMING EQUIPMENT

The Company’s property and equipment and leased gaming equipment consisted of the following (in thousands):

	September 30, 2012			September 30, 2011
	Cost	Accum. Depr.	Net Book Value	Cost	Accum. Depr.	Net Book Value
Rental pool – deployed	$169,262	$(122,439)	$46,823	$167,021	$(128,965)	$38,056
Rental pool – undeployed (1)	42,320	(38,303)	4,017	77,505	(71,068)	6,437
Machinery and equipment	11,005	(7,864)	3,141	12,109	(11,041)	1,068
Computer software	6,712	(5,145)	1,567	7,078	(6,239)	839
Vehicles	2,640	(1,510)	1,130	2,215	(1,747)	468
Other	3,832	(2,586)	1,246	3,166	(2,635)	531
Total property and equipment and leased gaming equipment	$235,771	$(177,847)	$57,924	$269,094	$(221,695)	$47,399
______________________________________

(1)
Gaming equipment and third-party gaming content licenses begin depreciating when they are available for customer use. Property and equipment and leased gaming equipment is depreciated as follows: Rental pool – deployed and undeployed – 2 to 3 years; Machinery and equipment – 5 to 7 years; Computer software – 3 to 5 years; Vehicles – 3 to 10 years and Other – 3 to 7 years.

The Company recorded depreciation and amortization expense related to property and equipment and leased gaming equipment of $33.7 million, $37.3 million and $48.1 million for the years ended September 30, 2012, 2011 and 2010, respectively.

In accordance with ASC Topic 360, “Property, Plant, and Equipment,” the Company (i) recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows; and (ii) measures an impairment loss as the difference between the carrying amount and fair value of the asset. During the year ended September 30, 2012, the Company did not experience a triggering event that would have caused an impairment analysis assessment.
During 2012, the Company sold $5.1 million of net book value related to the Company's proprietary units on trial or revenue share in our installed base. The majority of these sales were trial units that converted to a sale. In addition the Company disposed of, or wrote off $669,000 of net book value related to third-party gaming content licenses, installation costs, and other equipment.
During 2011, the Company sold $1.9 million of net book value related to the Company's proprietary units on trial or revenue share in our installed base. These included trial units that converted to a sale. In addition, the Company disposed of or wrote off $1.3 million of net book value related to third-party gaming content licenses, installation costs, and other equipment.
During 2010, the Company sold $1.7 million of net book value related to the Company's proprietary units on trial or revenue share in our installed base. These included trial units that converted to a sale. In addition, the Company disposed of or wrote off $600,000 of net book value related to third-party gaming content licenses, installation costs, and other equipment.
The rental pool includes leased gaming equipment that are either placed under participation arrangements at customer facilities (rental pool – deployed) or warehoused by the Company for future deployment (rental pool – undeployed).

7.      INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following (in thousands):

	September 30, 2012			September 30, 2011			Estimated Useful Lives
	Cost	Accum. Amort.	Net Book Value	Cost	Accum. Amort.	Net Book Value
Contract rights under development and placement fee agreements	$58,694	$(28,143)	$30,551	$50,483	$(27,785)	$22,698	1-7 years
Internally-developed gaming software	23,996	(17,423)	6,573	35,904	(30,970)	4,934	1-5 years
Patents and trademarks	5,875	(5,335)	540	6,920	(6,157)	763	1-5 years
Other	—	—	—	250	(250)	—	3-5 years
Total intangible assets, net	$88,565	$(50,901)	$37,664	$93,557	$(65,162)	$28,395

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements or placement fees. The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the accompanying consolidated statements of operations and other comprehensive income.

Internally developed gaming software is accounted for under the provisions of ASC Topic 985 “Software” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally-developed games over a twelve month period, gaming engines over an eighteen month period, gaming systems over a three-year period, and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the years ended September 30, 2012, 2011, 2010 amortization expense related to internally-developed gaming software was $4.2 million, $3.2 million and $2.7 million respectively. During fiscal 2012, 2011 and 2010, the Company had write-offs related to internally-developed gaming software of $74,000, $83,000 and $293,000.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No triggering events were identified for the year ended September 30, 2012.

Amortization expense, inclusive of accretion of contract rights, totaled $12.3 million, $10.9 million, and $10.2 million for the years ended September 30, 2012, 2011, and 2010, respectively. Annual estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amount
(In thousands)
2013	$11,556
2014	8,767
2015	6,906
2016	3,909
2017	1,451
Total	$32,589

8.  VALUE ADDED TAX RECEIVABLE

The Company's value added tax (VAT) receivable is a receivable from the Mexican taxing authority primarily related to a value added tax levied on product shipments originating outside of Mexico.  At September 30, 2012 and 2011, the Company’s VAT receivable was $3.5 million and $2.8 million, respectively.  The majority of the VAT receivable relates to equipment shipments that occurred in 2006 and 2007.

The Company has received rulings from the Mexican taxing authority for 2006 and 2007 indicating that the Mexican taxing authority has challenged the registration of certain of the Company's transactions that have generated a VAT receivable of approximately $401,000, all of which has been fully reserved.  Although the Company has fully reserved this amount, it has formally contested these rulings, and continues to believe it has the necessary evidence for a reasonable defense. However, the final resolution of the contested balances remains uncertain and may adversely affect the carrying value of the receivable and may have an adverse effect on the Company's statement of operations and other comprehensive income. See Note 16 of the Notes to Consolidated Financial Statements "Commitments and Contingencies."

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consisted of the following:

	September 30, 2012	September 30, 2011
	(In thousands)
Trade accounts payable	$8,800	$8,781
Accrued expenses	7,270	7,222
Accrued bonus and salaries	8,044	5,622
Accrued foreign tax payable	2,824	—
Marketing reserve	2,185	2,749
Other	1,069	1,481
Accounts payable and accrued liabilities	$30,192	$25,855

On February 1, 2012, the Company's shareholders approved a Long-Term Incentive Program (LTIP) for certain members of the Company's executive management team. The LTIP has a performance stock component (see further discussion of the stock component in Footnote 15, "Stockholders' Equity") and performance cash component. The performance cash component is based on the three year performance of the Company for the 2012, 2013 and 2014 fiscal years. The LTIP states that should the Company meet certain cumulative revenue and earnings per share performance goals the named executive management team members will receive a cash award. The LTIP specified a Minimum, Target and Maximum award amount based on the cumulative revenue and earnings per share total. As of September 30, 2012, the Company believes that the Maximum award amount will be earned based on the financial results for the year then ended and the projected revenue and earnings per share amounts for the remaining period covered by the LTIP. Therefore, the Company has recorded approximately $1.5 million in accrued bonuses for the performance cash component of the LTIP.

During the fourth fiscal quarter of 2012, in response to appeals by the Company's Mexican subsidiary to the Federal Court of Mexico, the Company's Mexican subsidiary received additional rulings with respect to outstanding federal tax audits for the tax years ending December 31, 2006 and 2007. These additional rulings confirmed the Mexico taxing authorities' position with respect to the use of additional evidence and other documents to support the Company's claims. Based on these rulings the Company believes that it is likely that the Mexico taxing authorities will be successful in assessing the Company an amount for these audits. Although the Company expects to continue to defend this matter it has established a $2.8 million reserve based on its best estimates of a potential final assessment. The total reserve recorded includes both income and non-income based taxes.  An estimated $1.6 million is  associated with income based taxes, and therefore has been accounted for as an uncertain tax position in accordance with ASC 740.

10.      CREDIT AGREEMENT AND LONG-TERM DEBT

The Company’s Credit Agreement, long-term debt consisted of the following:

	September 30, 2012	September 30, 2011
	(In thousands)
Term loan facility	$33,300	$37,000
Less: current portion of long-term debt	(3,700)	(3,700)
Long-term debt, less current portion	$29,600	$33,300

On August 3, 2011, the Company entered into an amended and restated credit agreement with Comerica Bank in its capacity as administrative agent and lead arranger and Wells Fargo Bank, N.A., as syndication agent (the "Credit Agreement") to provide the Company a $74.0 million credit facility which replaced its previous credit facility with Comerica Bank in its entirety. The Credit Agreement consists of three facilities: an approximately $20.6 million revolving credit facility, a $37.0 million term loan, and an approximately $16.4 million draw-to term loan. The Credit Agreement, and advances made thereunder, mature on August 3, 2016. The term loan is amortized on a straight-line basis over a ten-year period, payable in equal quarterly installments of $925,000. The revolving credit facility and the draw-to term loan provide the Company the ability to finance development and placement agreements, acquisitions, and working capital for general corporate purposes. As of September 30, 2012, $33.3 million was outstanding on the term loan which bore interest at 3.23%. No amounts were outstanding on the revolving credit facility and the draw-to term loan; however each facility had approximately $20.6 million and $16.4 million, respectively, available for borrowings as of September 30, 2012. The Company has the ability to draw on the draw-to term loan until February 3, 2014 and on the revolving credit facility until maturity of the credit agreement on August 3, 2016. Availability under the Credit Agreement is reduced to the extent of a $3.5 million outstanding letter of credit.

On September 21, 2012, the Company and the lenders entered into Amendment No. 1 to the Credit Agreement. Amendment No.  1 provides for, among other things, an increase in the annual limitation on capital expenditures from $40.0 million to $60.0 million annually, an increase in the limitation on debt to finance acquisitions and capital asset purchases from $500,000 to $1.0 million, and an amendment to the applicable margin grid, which provided for a margin reduction of 25 bps in both levels, as further set forth in the table below.

The components of the Credit Agreement will be priced based on an applicable margin grid according to the Company's leverage ratio. Assuming that the Company utilizes LIBOR as the key interest rate driver, effective as of Amendment No. 1, the following margins would apply based on the applicable leverage ratio:

	Level I	Level II
Consolidated Total Leverage Ratio	Less than 0.75 to 1.00	Greater than or equal to 0.75 to 1.00
Term loan	2.75	3.25
Revolving credit facility	2.00	2.50
Draw-to term loan	2.75	3.25

The Company obtained Level I pricing on December 5, 2011 upon delivering its financial statements for the year ended September 30, 2011 and continues to have Level I pricing subsequent to Amendment No. 1. The Company also has the option to utilize an interest rate based on the prime rate issued by the agent bank or the federal funds rate issued by the Federal Reserve Bank of New York, plus applicable margins. The Company analyzes its interest rate options and generally institutes the most favorable rate available.

The Company accounts for amendments or changes to its Credit Agreement in accordance with ASC 470-50-40-21, “Modifications and exchanges of line of credit or revolving debt arrangements.”  Based on the requirements of ASC 470-50-40-21, the Company did not write off any deferred costs in the current fiscal year; however, wrote-off $355,000 and $381,000 during 2011 and 2010, respectively, related to unamortized deferred costs of the original Credit Agreement and subsequent amendments.  The remaining deferred costs as of September 30, 2012 of approximately $475,000 will be amortized over the remaining term of the Credit Agreement.

The Credit Agreement is collateralized by substantially all of the Company’s assets. The Company is subject to two primary financial covenants: a total leverage ratio and a fixed charge coverage ratio. The total leverage ratio is calculated as total net funded debt to EBITDA (which is defined in the Credit Agreement as net income before interest expense, tax expense, depreciation and amortization expense, stock compensation expense and any extraordinary, unusual or non-cash non-recurring expenses up to $7.5 million for any trailing twelve month period, less any non-cash income items, including income tax credits, and any extraordinary income or gains). Total net funded debt is defined as total funded debt of the Company less unrestricted cash in excess of $10.0 million. The Company will be required to maintain a total leverage ratio of 1.5 to 1.0.

The fixed charge coverage ratio is calculated as EBITDA minus:

•	Income tax expense

•	Dividends or other distributions on equity, not funded by the Credit Agreement

•	Routine capital expenditures, defined as $2.5 million per quarter

•	Repurchases or redemptions of capital stock, not funded by the Credit Agreement

•	Payments and advances under development agreements, not funded by the Credit Agreement

Fixed charges include interest expense and all regularly scheduled installments of principal. The Company is required to maintain a fixed charge coverage ratio of 1.2 to 1.0.

As of September 30, 2012, the Company was in compliance with all loan covenants.

11. LEASES

The Company leases its corporate offices, warehouses and certain office equipment under noncancelable operating leases.

A schedule of future minimum rental payments required under noncancelable operating leases is as follows:

Year	Operating
(In thousands)
2013	$1,123
2014	1,661
2015	1,676
2016	1,722
2017	221
thereafter	21
Total Minimum Lease Payments	$6,424

Rental expense during 2012, 2011, and 2010 amounted to $2.0 million, $2.2 million and $2.4 million, respectively.

12.    WRITE-OFF, RESERVE AND IMPAIRMENT CHARGES

Write-off, reserve and impairment charges, other than items written-off in the normal course of business, for the years September 30, 2012, 2011 and 2010 consisted of the following:

	Year ended September 30,
	2012	2011	2010
Reserve against note and accounts receivable	—	—	2,762
Write-off of install costs and portable buildings in Alabama	—	203	332
Patent and trademark, intangibles, prepaid loan fees and sales and use taxes	—	355	1,916
Mexico customs audit	—	150	—
Reserve for Mexico income tax assessment	1,187
New York Lottery service interruption	—	484	—
Write-off of property and equipment	—	821	—
Total write-off, reserve and impairment charges	$1,187	$2,013	5,010

The charges for the year ended September 30, 2012 consisted of a $1.2 million reserve established for the Mexico tax issues. For further discussion see Note 16 "Commitments and Contingencies".

The charges for the year ended September 30, 2011 consisted of (i) an $821,000 write-off of older equipment deemed obsolete due to changes in the rate of adoption of our newer proprietary game content; (ii) a $484,000 payment for a central system service interruption; (iii) a $355,000 write-off of prepaid loan fees in conjunction with the refinancing of our credit facility; (iv) a $203,000 write-off of install costs at the Alabama locations associated with our voluntary withdrawal from the charitable bingo market; (v) and $150,000 related to a Mexico customs audit.

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

13. INCOME TAXES

The provision for income tax benefit (expense) consisted of the following for the years ended September 30, 2012, 2011 and 2010:

	Year ended September 30,
	2012	2011	2010
	(In thousands)
Current:
Federal	$176	$(268)	$18,091
State	87	(96)	847
Foreign	(1,732)	(338)	(438)
	(1,469)	(702)	18,500
Deferred:
Federal	3,652	—	(3,823)
State	271	—	(284)
Foreign	423	—	—
	4,346	—	(4,107)
Income tax benefit (expense)	$2,877	$(702)	$14,393

The effective income tax rates differ from the statutory U.S. federal income tax rates as follows for the years ended September 30, 2012, 2011, and 2010:

	2012	2011	2010
Federal income tax expense (benefit) at statutory rate	35.0%	35.0%	(35.0)%
State income tax expense, net of federal benefit	(0.6)%	4.7%	(2.5)%
Foreign income tax expense, net of federal benefit	—%	4.2%	2.6%
Change in valuation allowance	(47.9)%	(32.9)%	(87.2)%
Other, net	2.1%	—%	0.1%
Provision (benefit) for income taxes	(11.4)%	11.0%	(122.0)%

The “other, net” category above captures the impact of several tax expense items, including research and development tax credits, changes in reserves for uncertain tax positions, and the true-up of the Company's income tax accounts.

The valuation allowance on deferred tax assets as of September 30, 2012 and 2011 was $0 and $12.7 million, respectively, a decrease of $12.7 million. The valuation allowance was initially established during the year ended September 30, 2009.

Differences between the book value and the tax basis of the Company’s assets and liabilities at September 30, 2012 and 2011 result in deferred tax assets and liabilities as follows:

	Year ended September 30,
	2012	2011
	(In thousands)
Deferred tax asset – current:
Allowance for doubtful accounts	$372	$496
Inventory reserve	301	474
Accruals not currently deductible for tax purposes	3,756	2,057
Deferred revenue	730	1,285
Net Operating Loss Carryforwards and Credits	3,089	—
Charitable Contributions	—	211
Current deferred tax asset	8,248	4,523
Valuation allowance	—	(4,302)
Current deferred tax asset, net	8,248	221
Noncurrent deferred tax asset:
Stock compensation expense	1,281	1,155
Net Operating Loss Carryforwards and Credits	166	7,624
Accruals not currently deductible for tax purposes	971	—
Noncurrent deferred tax asset, net	2,418	8,779
Valuation allowance	—	(8,349)
Noncurrent deferred tax asset, net	2,418	430
Deferred tax asset	$10,666	$651

Noncurrent deferred tax liability
Property and equipment, leased gaming equipment and intangible assets, due principally to depreciation and amortization differences	$(6,320)	$(651)
Noncurrent deferred tax liability, net	(6,320)	(651)

Deferred Tax Asset/(Liability)	$4,346	$—

During the fiscal year ended September 30, 2012, we utilized $14.1 million of gross federal net operating loss carryforwards which reduced our income tax expense by approximately $4.7 million. In addition, during the fiscal year ended September 30, 2012, we generated excess tax benefits associated with certain stock option exercises resulting in a federal and state net operating loss carryforward of approximately $6.0 million, the benefit of which will be recorded directly to equity when realized. The Company has a federal research and development credit carryforward of approximately $1.7 million, and a federal alternative minimum tax credit carryforward of approximately $626,000. The net operating losses will begin to expire in varying amounts in 2031 if not utilized. The federal research and development credit will begin to expire in varying amounts in 2029 if not utilized.

For 2012, 2011, and 2010, the Company recorded net reductions of $555,000, $0, and 621,000 respectively, of its federal and state income tax liability due to the effects of stock compensation.
The management team considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. As a result of this analysis, we believe that in the US jurisdiction, as of September 30, 2012, the objective and verifiable evidence of our historical pretax net income (three year cumulative book net income was achieved during the fourth fiscal quarter of 2012), coupled with sustained taxable income and projected future earnings outweighs the negative evidence of our previous year losses. Therefore, we determined that it is more likely than not that we will realize the benefits associated with our deferred tax assets in the United States. As a result, we decreased our valuation allowance by approximately $12.7 million during fiscal 2012 such that no valuation allowance has been recorded against our U.S. deferred tax assets at September 30, 2012. In Mexico, the Company continues to experience tax losses and therefore management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in Mexico will be realized. As a result, the Company has maintained a full valuation allowance against all of its remaining Mexican deferred tax assets.

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
The Company received federal and state refunds of $1.1 million, $18.8 million and $6.3 million in 2012, 2011, and 2010 respectively.
In fiscal 2012, the Company conducted operations in Mexico through a subsidiary treated as a disregarded entity for U.S. income tax purposes. Accordingly, income or losses are taxed or benefited, as appropriate, in the Company's U.S. tax provision. At present, Company management determined that it is more likely than not that the Mexican operations cannot benefit from past losses, from a Mexican tax perspective. Accordingly, a full valuation allowance has been recorded against the deferred tax asset related to the Mexican net operating loss. The effect on the total income tax expense is deemed immaterial.
The Company accounts for income taxes based on ASC 740-10-25, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all the relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740-10-25 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest, and penalties.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended September 30,:

	2012	2011	2010
Unrecognized tax benefit – October 1,	$637,000	$320,000	$334,000
Gross increases – tax positions in prior period	786,000	637,000	—
Gross decreases – tax positions in prior period	(637,000)	—	—
Gross increases – tax positions in current period	—	—	143,000
Settlements	—	(320,000)	(157,000)
Lapse of statute of limitations	—	—	—
Unrecognized tax benefit – September 30,	$786,000	$637,000	$320,000

Included in the balance of unrecognized tax benefits at September 30, 2012, 2011 and 2010, are $0, $0 and $320,000 respectively, of tax benefits that, if recognized, would affect the effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. The Company recorded net expense(benefit) related to current or prior period interest and penalties of $635,000, $179,000 and ($1,000) in the years ended September 30, 2012, 2011, 2010, respectively. Related to the unrecognized tax benefits noted above, the Company had accrued interest and penalties of $851,000, $216,000 and $38,000 as of September 30, 2012, 2011 and 2010, respectively.

The Internal Revenue Service has concluded all phases of its examinations for the tax years ended September 30, 2006, 2007, 2008, 2009 and 2010. The Company is subject to taxation in the United States, including various state jurisdictions, and Mexico. With few exceptions, the Company is no longer subject to U.S. federal tax for the tax years ending prior to September 30, 2010 and state examinations for tax years ending prior to September 30, 2009.

14.    INCOME PER COMMON SHARE

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

	September 30,
	2012	2011	2010
Net income available to common shareholders (in thousands)	$28,174	$5,677	$2,629
Weighted average common shares outstanding	27,806,840	28,105,824	27,401,190
Effect of dilutive securities:
Stock options and restricted shares	1,454,508	580,431	589,228
Weighted average common and potential shares outstanding	29,261,348	28,686,255	27,990,418
Basic income per share	$1.01	$0.20	$0.10
Diluted income per share	$0.96	$0.20	$0.09

In the years ended September 30, 2012, 2011 and 2010, options to purchase approximately 531,677, 3.6 million and 4.3 million shares of common stock, with exercise prices ranging from $7.68 to $18.71, $3.50 to $18.71, and $3.52 to $18.71, respectively, were not included in the computation of dilutive income per share, due to their antidilutive effect. In the year ended September 30, 2012 we granted 48,000 restricted stock awards and 120,000 restricted stock units, which remain unvested.

15. STOCKHOLDERS' EQUITY

Preferred Stock
During fiscal 1995, the Company amended its articles of incorporation to provide for the issuance of up to 2,000,000 shares of Preferred Stock in such series and with such rights and preferences as may be approved by the Board of Directors. In January 1995, the Board of Directors approved a Series A Preferred Stock, which is cumulative, voting and convertible. In October 1998, the Board of Directors approved a Series B Junior Participating Preferred Stock, which is cumulative and voting. As of September 30, 2012 and 2011, there were no shares of Series A Preferred Stock or Series B Junior Participating Preferred Stock outstanding.

Treasury Stock
In November 2012, our Board of Directors approved a plan to repurchase up to $40 million of our outstanding common stock over a three-year period. The new share repurchase authorization replaces a $15 million repurchase authorization that was due to expire in December 2013 and which had approximately $3.1 million of repurchase authorization remaining. During 2012, the Company purchased 392,821 shares of its common stock for approximately $1.9 million at an average cost of $4.78 per share, exclusive of broker fees. From the inception of the program in December 2010 through September 30, 2012, the Company has purchased approximately 2.2 million shares of its common stock for $11.9 million at an average cost of $5.36 per share, exclusive of broker fees. The share repurchase program is subject to a 10b5-1 plan, in which purchases may be made from time to time in the open market, subject to certain pricing parameters and the Company's Credit Agreement.

During fiscal 2010, the Company did not repurchase any shares of its common stock.

Director Compensation
The Company compensates the members of its Board of Directors for their services as directors, including serving on committees of the board. Beginning in fiscal 2012, each of our non-employee directors receives $55,000 per year, except for the Chairman of our Board of Directors, who receives $110,000 per year. In addition, each director receives a retainer for serving on committees of our Board of Directors: the members of the Audit Committee each receive an additional $20,000 per year for serving on the Audit Committee, except for the Chairman of the Audit Committee, who receives $30,000 per year for serving on the Audit Committee as its chairman; the members of the Nominating and Governance Committee each receive an additional $12,000 per year for serving on the Nominating and Governance Committee, except for the Chairman of the Nominating and Governance Committee, who receives $17,000 per year for serving on the Nominating and Governance Committee as its chairman; and the members of the Compensation Committee each receive an additional $17,000 per year for serving on the Compensation Committee, except for the Chairman of the Compensation Committee, who receives $27,000 per year for serving on the Compensation Committee as its chairman. Non-employee directors also receive equity compensation for their service on the Board of Directors.

Stock Option Plan
Stock options are currently awarded under the Multimedia Games Holding Company, Inc. 2012 Equity Incentive Plan, which was adopted by the Company's shareholders on February 1, 2012. Shareholders approved the issuance of 1,900,000 shares pursuant to the 2012 Equity Incentive Plan. The number of common shares available for issuance from the 2012 Equity Incentive Plan as of September 30, 2012 is 1,617,460. The Company previously maintained the 1996 Stock Incentive Plan, the 1998 Senior Executive Stock Option Plan, the Ad Hoc Option Plan, the 2000 Stock Option Plan, the 2001 Stock Option Plan, the 2002 Stock Option Plan, the 2003 Outside Director Stock Option Plan, the 2008 Employment Inducement Award Plan, and the Consolidated Equity Incentive Award Plan, each of which were approved by the Company's shareholders except the 2008 Employment Inducement Award Plan and the Ad Hoc Option Plan.

Nonqualified stock options are granted to the Company’s directors and nonqualified and incentive stock options have been granted to the Company’s officers and employees. Options granted to its officers and employees generally vest over four years and expire seven years from the date of grant. The Company expects to continue to issue stock options to new employees as they are hired, as well as to current employees as incentives from time to time. In addition, the Company expects to award continued service to the Company with other types of equity.The Company issues new shares to satisfy stock option exercises under the plans.

At September 30, 2012, there were stock options available for grant under the following plan:

	Approved by Shareholders	Options available for grant as of September 30, 2012
2012 Equity Incentive Plan	February 2012	1,617,460

For the year ended September 30, 2012, the activity relating to stock option issuances under the stock option plans is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Stock Options Outstanding October 1, 2010	6,044,285	$5.54
Granted	566,700	4.64
Exercised	(1,036,440)	3.80
Forfeited	(805,144)	7.93
Stock Options Outstanding September 30, 2011	4,769,401	5.22
Granted	1,145,500	6.98
Exercised	(1,737,996)	5.02
Forfeited	(304,775)	6.42
Stock Options Outstanding September 30, 2012	3,872,130	5.72

Stock Options Exercisable September 30, 2011	2,713,279	$6.11	3.94	$1.0
Stock Options Exercisable September 30, 2012	1,798,665	$6.03	3.75	$17.6

For the years ended September 30, 2012, 2011 and 2010, other information pertaining to stock options was as follows:

	2012	2011	2010
Weighted-average per share grant-date fair value of stock options granted	$3.55	$2.36	$2.14
Total intrinsic value of options exercised (in millions)	17.6	1.0	0.8
Total grant-date fair value of stock options vested during the year (in millions)	2.2	2.0	1.6

A summary of the status of the Company’s nonvested restricted stock awards and restricted stock units as of September 30, 2012 and changes during the year then ended is as follows:

Restricted Stock Awards	Number of Awards	Weighted- Average Grant-Date Fair Value
Nonvested at September 30, 2011	—	$—
Granted	48,000	10.16
Vested	—	—
Forfeited	—	—
Nonvested at September 30, 2012	48,000	$10.16

Restricted Stock Units	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at September 30, 2011	—	$—
Granted	120,000	15.58
Vested	—
Forfeited	—
Nonvested at September 30, 2012	120,000	$15.58

Cash received from option exercises under all share-based payment arrangements for the years ended September 30, 2012, 2011, and 2010 was $9.3 million, $3.9 million and $1.6 million; including tax benefits of $555,000, $0, and $621,000, respectively. For the years ended September 30, 2012, 2011, and 2010, the Company recorded net reductions of $555,000, $0, and $621,000, respectively, of its federal and state income tax liability, with an offsetting credit to additional paid-in capital resulting from the excess tax benefits of stock options.

As of September 30, 2012, there was $6.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 2.45 years. This estimate is subject to change based upon a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, cancellations and the issuance of new options.

Long-Term Incentive Program
On February 1, 2012, the Company's shareholders approved a Long-Term Incentive Program (LTIP) for certain members of the Company's executive management team. The LTIP has a performance stock component and performance cash component (see further discussion of the cash component in Footnote 9, "Accounts Payable and Accrued Liabilities"). The performance stock component is based on the price of the Company's common stock at the end of the performance period, October 1, 2011 to September 30, 2014. The LTIP states that should the Company's common stock reach certain specified Trigger Prices measured over the last three months of the performance period the named executive management team members will receive the performance stock awards. The Company obtained a third party valuation of these awards in order to record the appropriate level of compensation expense associated with the issuance of the plan and the risk associated with the stock price volatility, employee attrition, among other variables. Based on the valuation analysis the Company has recorded approximately $651,000 in stock compensation for the performance stock component of the LTIP. The remaining unamortized portion of the performance stock component of the LTIP is $1.3 million as of September 30, 2012.

16.      COMMITMENTS AND CONTINGENCIES

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

The Company is the subject of various pending and threatened claims in the ordinary course of business. The Company believes that any liability resulting from these various other claims will not have a material adverse effect on its results of operations, financial condition, or regulatory licenses or approvals; however, it is possible that extraordinary or unexpected legal fees, or a finding that our operations constitute illegal gaming, could adversely impact our financial results during a particular fiscal period. During its ordinary course of business, the Company enters into obligations to defend, indemnify and/or hold harmless various customers, officers, directors, employees, and other third parties. These contractual obligations could give rise to additional litigation costs and involvement in court proceedings.

Alabama Litigation. On August 8, 2012, an order was entered dismissing the Company and its property from the previously outstanding civil forfeiture action, State of Alabama v. Chad Dickie, et al., and the Company is currently involved in two lawsuits, as further described below, related to its former charity bingo operations in the State of Alabama. While the Company believes that these lawsuits are not material from a pure damages perspective, a finding in any of these cases that electronic charity bingo was illegal in Alabama during the pertinent time frame could potentially have a material adverse regulatory consequence for the Company in other jurisdictions in which the Company operates. The lawsuits are currently pending in federal court, and include claims related to the alleged illegality of electronic charity bingo in the State of Alabama.

Dollie Williams, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010, in the United States District Court for the Middle District of Alabama, Eastern Division, against the Company and others. The plaintiffs, who claim to have been patrons of VictoryLand, allege that the Company participated in gambling operations that violated Alabama state law by supplying to VictoryLand purportedly unlawful electronic bingo machines played by the plaintiffs, and seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint under Ala. Code Sec. 8-1-150(A). The plaintiffs have requested that the court certify the action as a class action. On March 16, 2012, Walter Bussey and two other named plaintiffs were voluntarily dismissed. The Company awaits a ruling on the plaintiffs' motion for class certification, which has been briefed and is pending before the court. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, the Company is unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences for the Company in other jurisdictions.

Ozetta Hardy v. Whitehall Gaming Center, LLC, et al., a civil action, was filed against Whitehall Gaming Center, LLC (an entity that does not exist), Cornerstone Community Outreach, Inc., and Freedom Trail Ventures, Ltd., in the Circuit Court of Lowndes County, Alabama. On June 3, 2010, the Company and other manufacturers were added. The plaintiffs, who claim to have been patrons of White Hall, allege that the Company participated in gambling operations that violated Alabama state law by supplying to White Hall purportedly unlawful electronic bingo machines played by the plaintiffs, and seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint based on Ala. Code, Sec 8-1-150(A). The plaintiffs have requested that the court certify the action as a class action. On July 2, 2010, the defendants removed the case to the United States District Court for the Middle District of Alabama, Northern Division. The court has not ruled on the plaintiffs' motion for class certification. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, the Company is unable to make any prediction as to the ultimate outcome. A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences to the Company in other jurisdictions.

State of Alabama v. Chad Dickie, et al., a civil forfeiture action, was filed by the State of Alabama against certain property seized in connection with the March 19, 2009 raid of White Hall Entertainment Center in Lowndes County, including certain of the Company's property. The case was filed in the Circuit Court of Lowndes County on April 21, 2009. On October 15, 2010, the Company, along with other manufacturers, filed a motion to intervene in the action in order to defend against contentions that the Company's property was used in the operation of illegal gambling activity. On October 21, 2010, the court entered an order granting the Company's motion to intervene. On July 30, 2012, the parties reached an agreement that resulted in the dismissal of all claims against the Company and its property that was subject to the civil forfeiture action.  The court's order dismissing, with prejudice, the Company and its property from the civil forfeiture action was entered on August 8, 2012.

Mexico Income Tax Audit

The Company's Mexican subsidiary, Multimedia Games de Mexico 1, S. de R.L. de C.V., or Multimedia Games de Mexico, has been under audit by the Mexico taxing authorities for the periods ended December 31, 2006 and 2007.

Regarding the 2006 tax period, on November 8, 2011, Multimedia Games de Mexico filed an appeal against the resolution dated September 8, 2011 obtained from the First Regional Metropolitan Division of the Federal Tribunal of Fiscal and Administrative Justice (the Tax Court), which was registered under docket number 25591/10-17-01-6 and stated that Multimedia Games de Mexico did not properly record the acquisition of certain equipment during the 2006 tax year.  On March 30, 2012, this appeal was admitted to the Eighteenth Collegiate Tribunal of Administrative Matters of the First Circuit (Federal Court of Mexico), for its final resolution, where it was registered under docket number 214/2012.  On July 12, 2012, the Federal Court granted Multimedia Games de Mexico protection against the decision of the Tax Court.  However, due to the procedures of the Mexican judicial system, Multimedia Games de Mexico did not learn of the Federal Court's protection granted against the decision of the Tax Court until September 17, 2012.  The Federal Court ordered the Tax Court, with the freedom of decision, to issue a new decision analyzing the evidence filed by Multimedia Games de Mexico regarding the legality of the challenged resolution. The Tax Court has reviewed the evidence and on October 9, 2012 reissued its decision.  On November 14, 2012, Multimedia Games de Mexico filed an appeal, which will be sent to the Federal Court of Mexico for its resolution.

Regarding the 2007 tax year, on November 19, 2010, Multimedia Games de Mexico filed before the South Legal Matters Local Administration for the Federal District of the Tax Administration Service an administrative appeal against the resolutions set forth by the South Auditing Local Administration for the Federal District of the Tax Administration Service in ruling number 500-74-02-04-03-2010-9403, which assessed an income and value added tax deficiency of approximately $14.8 million to Multimedia Games de Mexico for the 2007 tax year. In ruling number 600-27-00-02-00-2011 MAIB - 13370, issued by the South Legal Matters Local Administration for the Federal District of the Tax Administration Service, the Mexican tax authorities ruled on the appeal and reduced the total amount assessed for the 2007 year to approximately $2.8 million. On December 14, 2011, Multimedia Games de Mexico filed, before the Federal Tribunal of Fiscal and Administrative Justice (Tax Court), a lawsuit against the remaining $2.8 million assessment for 2007. The lawsuit was remitted for its study and resolution to the Eleventh Regional Metropolitan Division of the Federal Tribunal of Fiscal and Administrative Matters (Tax Court), and was registered under docket number 31987/11-17-11-8. In January 2012, a bond of $2.9 million, using a $3.5 million standby letter of credit issued under the Company's domestic credit facility, was provided to the North Collecting Local Administration for the Federal District of the Tax Administration Service as collateral for the potential assessment based on the taxing authorities' current estimate of the tax due. The Tax Court has reviewed the evidence and on September 19, 2012 reissued its decision and upheld its previous ruling against the Company.  On October 31, 2012, Multimedia Games de Mexico filed an appeal which will be sent to the Federal Court of Mexico for its resolution. The Company has established a reserve of $2.8 million for this assessment but continues to defend this matter.

17. CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash in bank deposit accounts which at times may exceed the federal depository insurance limits. At September 30, 2012, the Company had concentrations of cash in one bank totaling approximately $69.4 million. The Company reviews the credit worthiness of all of the financial institutions it does business with and has not experienced any losses on such accounts in the past.

Accounts receivable represent short-term credit granted to customers for which collateral is generally not required. As of September 30, 2012 and 2011, approximately 82% and 81%, respectively, of the Company’s accounts receivable were from Native American tribes or their gaming enterprises.

In addition, a large percentage of these tribes have their reservations and gaming operations in the state of Oklahoma.  Despite the industry and geographic concentrations related to the Company’s customers, due to the historical experience of the Company on receivable collections, management considers credit risk to be minimal with respect to accounts receivable. At September 30, 2012 and 2011, the following concentrations existed in the Company’s accounts receivable, as a percentage of total accounts receivable:

	September 30,
	2012	2011
Customer A	12%	13%
Customer B	1%	12%

For the years ended September 30, 2012, 2011 and 2010, the following customers accounted for more than 10% of the Company’s total revenues (net of accretion):

	September 30,
	2012	2011	2010
Customer A	30%	41%	44%
Customer B	11%	8%	7%

Approximately 40%, 49% and 52% of the Company’s total revenues (net of accretion) for the years ended September 30, 2012, 2011 and  2010, respectively, were from tribes located in Oklahoma.

While the Company believes that its relationships with all of its customers are good, the loss of any of these customers would have a material and adverse effect upon its financial condition and results of operations and cash flows.

Notes receivable consist of financial instruments issued by customers for the purchase of player terminals and licenses, and amounts generated from reimbursable amounts advanced under development agreements, generally at prevailing interest rates at the time of issuance. All of the Company’s notes receivable are from Native American tribes or their gaming enterprises. At September 30, 2012 and 2011 one customer represented approximately 93% and 92% respectively of the notes receivable balance.

18.  SUPPLEMENTAL CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters Ended
	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012
	(In thousands, except per-share amounts)
Total revenues	34,795	39,532	40,464	41,385
Operating income	3,795	6,668	7,733	5,895
Income before taxes	4,795	6,999	7,701	5,802
Net income	5,782	6,818	7,249	8,325
Diluted earnings per share	0.21	0.24	0.25	0.28
Weighted average common shares outstanding, diluted	28,109	28,655	29,275	29,828

	Quarters Ended
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
	(In thousands, except per-share amounts)
Total revenues	28,607	30,126	33,399	35,723
Operating income (loss)	(1,143)	1,360	2,604	3,333
Income (loss) before taxes	(1,274)	1,866	2,590	3,197
Net income (loss)	(1,374)	1,180	2,768	3,103
Diluted earnings (loss) per share	(0.05)	0.04	0.10	0.11
Weighted average common shares outstanding, diluted	27,649	28,339	27,813	27,088

During the fourth fiscal quarter of 2012, in response to appeals by the Company's Mexican subsidiary to the Federal Court of Mexico, the Company's Mexican subsidiary received additional rulings with respect to outstanding federal tax audits for the tax year ending December 31, 2006 and 2007. Though the Company expects to continue to defend this matter it has established a $2.8 million reserve based on its best estimates of a potential final assessment. The total reserve recorded includes both income and non-income based taxes.  An estimated $1.6 million is  associated with income based taxes, and therefore has been accounted for as an uncertain tax position in accordance with ASC 740.

On a quarterly basis the Company analyzes the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. As a result of this analysis, in the US jurisdiction, the objective and verifiable evidence of our historical pretax net income (three year cumulative book net income was achieved during the fourth fiscal quarter of 2012), coupled with sustained taxable income and projected future earnings outweighs the negative evidence of our previous year losses. Therefore, as of September 30, 2012 The Company determined that it is more likely than not that we will realize the benefits associated with our deferred tax assets in the US jurisdiction. As a result, the Company decreased its valuation allowance by approximately $12.7 million such that no valuation allowance has been recorded against U.S. deferred tax assets at September 30, 2012. Also see, footnote 13, "Income Taxes".

19.      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued, and determined that no events, other than those disclosed within the footnotes hereto, have occurred subsequent to September 30, 2012 that warrant additional disclosure or accounting considerations.

MULTIMEDIA GAMES HOLDING COMPANY, INC.

Schedule II – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Balance at Beginning of Period	(Recoveries)/ Additions	Deductions	Balance at End of Period
	(In thousands)
Year Ended September 30, 2012	$400	$(100)	$34	$266
Year Ended September 30, 2011	$614	$(156)	$58	$400
Year Ended September 30, 2010 (1)	$3,676	$2,914	$5,976	$614

(1) Additions and deductions include $2.7 million in notes receivable charges related to Alabama charitable bingo market.

Valuation Allowance on Deferred Tax Assets

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(In thousands)
Year Ended September 30, 2012	$12,651	$—	$12,651	$—
Year Ended September 30, 2011	$14,752	$—	$2,101	$12,651
Year Ended September 30, 2010	$25,037	$—	$10,285	$14,752

Value Added Tax Allowance

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(In thousands)
Year Ended September 30, 2012 (1)	$817	$37	$132	$722
Year Ended September 30, 2011 (2)	$880	$—	$63	$817
Year Ended September 30, 2010	$—	$880	$—	$880

(1) Additions in 2012 were due to foreign currency changes.
(2) Deductions in 2011 were due to foreign currency changes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	November 15, 2012	Multimedia Games Holding Company, Inc.

		By:	/s/ Adam Chibib
Adam Chibib
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

		By:	/s/ Kevin W. Mischnick
Kevin W. Mischnick
Vice President - Finance
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PATRICK J. RAMSEY	President, Chief Executive Officer and Director	November 15, 2012
Patrick J. Ramsey	(Principal Executive Officer)

/s/ ADAM CHIBIB	Chief Financial Officer	November 15, 2012
Adam Chibib	(Principal Financial Officer)

/s/ STEPHEN J. GREATHOUSE	Chairman of the Board and Director	November 15, 2012
Stephen J. Greathouse

/s/ NEIL E. JENKINS	Director	November 15, 2012
Neil E. Jenkins

/s/ MICHAEL J. MAPLES	Director	November 15, 2012
Michael J. Maples

/s/ JUSTIN A. ORLANDO	Director	November 15, 2012
Justin A. Orlando

/s/ ROBERT D. REPASS	Director	November 15, 2012
Robert D. Repass

/s/ TIMOTHY S. STANLEY	Director	November 15, 2012
Timothy S. Stanley

EXHIBIT INDEX

Incorporated by reference herein
EXHIBIT NO.	DESCRIPTION	FORM	DATE
3.1	Amended and Restated Articles of Incorporation	Quarterly Report on Form 10-QSB	May 15, 1997
3.2	Amendment to Articles of Incorporation	Quarterly Report on Form 10-Q	February 17, 2004
3.3	Amendment to Articles of Incorporation	Current Report on Form 8-K	April 5, 2011
3.4	Sixth Amended and Restated Bylaws	Current Report on Form 8-K	September 14, 2012
10.1	2012 Equity Incentive Plan	Current Report on Form 8-K	February 7, 2012
10.2†	2000 Stock Option Plan	Registration Statement on Form S-8	December 1, 2000
10.3†	2001 Stock Option Plan	Registration Statement on Form S-8	October 18, 2002
10.4†	2002 Stock Option Plan	Quarterly Report on Form 10-Q	May 15, 2003
10.5†	2003 Outside Director Stock Option Plan	Form DEF14A	January 6, 2004
10.6†	2008 Employment Inducement Award Plan	Annual Report on Form 10-K	December 15, 2008
10.7†	Consolidated Equity Incentive Plan	Current Report on Form 8-K	March 26, 2010
10.8†	Form of Indemnification Agreement	Current Report on Form 8-K	June 4, 2008
10.9†	Amended and Restated Executive Employment Agreement, dated as of September 19, 2010, by and between the Company and Patrick Ramsey	Current Report on Form 8-K	September 20, 2010
10.10†	Amended and Restated Employment Agreement, dated as of October 31, 2010, between the Company and Adam Chibib	Current Report on Form 8-K	November 2, 2010
10.11†	Employment Agreement, dated as of January 12, 2009, between the Company and Mick Roemer	Quarterly Report on Form 10-Q	May 8, 2009
10.12†	First Amendment to Executive Employment Agreement, dated as of December 30, 2010, between the Company and Mick Roemer	Current Report on Form 8-K	January 5, 2011
10.13†	Amended and Restated Employment Agreement, dated as of October 31, 2010, between the Company and Joaquin J. Aviles	Annual Report on Form 10-K	November 17, 2011
10.14†*	Employment Agreement, effective as of October 8, 2012, between the Company and Jerome R. Smith
10.15†*	Form of Option Agreement (Executive)
10.16†*	Form of Option Agreement (Director)
10.17†*	Form of Restricted Stock Agreement (Executive)
10.18†*	Form of Restricted Stock Agreement (Director)
10.19†*	Form of Restricted Stock Units Agreement (Executive)

Incorporated by reference herein
EXHIBIT NO.	DESCRIPTION	FORM	DATE
10.20†*	Form of Restricted Stock Units Agreement (Director)
10.21
Amended and Restated Credit Agreement by and among Multimedia Games, Inc., MGAM Systems, Inc., Comerica Bank, in its capacity as administrative agent and lead arranger, and Wells Fargo Bank, N.A., as syndication agent, dated as of August 3, 2011
		Current Report on Form 8-K	August 3, 2011
10.22	Amended and Restated Guaranty by MegaBingo International, LLC, Multimedia Games Holding Company, Inc., and MGAM Technologies, LLC, dated as of August 3, 2011	Current Report on Form 8-K	August 3, 2011
10.23	Amended and Restated Security Agreement by and among Multimedia Games, Inc., MGAM Systems, Inc., and Comerica Bank, dated as of August 3, 2011	Current Report on Form 8-K	August 3, 2011
10.24
Amendment No.1 to Amended and Restated Credit Agreement by and among Multimedia Games, Inc., MGAM Systems, Inc., Comerica Bank, in its capacity as administrative agent and lead arranger, and Wells Fargo Bank, N.A., as syndication agent, dated as of September 21, 2012

		Current Report on Form 8-K	September 24, 2012
10.25	Amendment No. 1 to Amended and Restated Security Agreement by and among Multimedia Games, Inc., MGAM Systems, Inc., and Comerica Bank, dated as of September 21, 2012	Current Report on Form 8-K	September 24, 2012
21.1 *	Subsidiaries of registrant
23.1 *	Consent of BDO USA, LLP
31.1 *	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Taxonomy Extension Schema Document**
101.CAL*	XBRL Taxonomy Calculation Linkbase Document**
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document**

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.
*	Filed herewith.
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