Form 10-Q
period 2012-12-31
MULTIMEDIA GAMES HOLDING COMPANY, INC.
filed 2013-01-30
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012
OR

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

As of January 24, 2013, there were 28,273,630 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FORWARD LOOKING STATEMENTS

Multimedia Games Holding Company, Inc. and its subsidiaries (referred to as the “Company,” “we,” “us,” “our” or "Multimedia Games") has made forward-looking statements in this Quarterly Report on Form 10-Q that are subject to risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future actions, operating results, liquidity, capital expenditures, cash management and financial discipline, product, system and platform development and enhancements, customer and strategic relationships with third parties, strategies, initiatives, legal and regulatory uncertainties, including outcomes of litigation, the effects of such outcomes upon our business, changes in existing laws and regulations or in the interpretation of such laws and regulations, entry into new markets or jurisdictions or the obtaining of new licenses. The forward-looking statements may be preceded by, followed by or include the words “may,” “might,” “will,” “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate,” “continue,” or the negative or other variations thereof or comparable terminology that convey the uncertainty of future events or outcomes. All forward-looking statements are based on current expectations and projections of future events. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Forward-looking statements are not guarantees of performance. You should understand that the factors discussed in Item 1A "Risk Factors" of Part II of this Report could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Actual results could differ materially from those stated or implied by our forward-looking statements, due to risks and uncertainties associated with our business or under different assumptions or conditions. You should not place undue reliance on any of these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1.        FINANCIAL STATEMENTS

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2012 and September 30, 2012
(In thousands, except shares)
(Unaudited)

	December 31, 2012	September 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$73,295	$73,755
Accounts receivable, net of allowance for doubtful accounts of $303 and $266, respectively	23,895	17,503
Inventory	8,105	7,083
Current portion of notes receivable, net	5,904	8,024
Deferred tax asset	8,248	8,248
Prepaid expenses and other	5,032	6,837
Total current assets	124,479	121,450
Property and equipment and leased gaming equipment, net	63,912	57,924
Notes receivable - non-current	5,217	733
Intangible assets, net	36,738	37,664
Value added tax receivable, net of allowance of $714 and $722, respectively	2,728	3,511
Deferred tax asset - non current	2,235	2,418
Other assets	2,140	2,275
Total assets	$237,449	$225,975
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,700	$3,700
Accounts payable and accrued liabilities	33,488	30,192
Federal and state income tax payable	849	—
Deferred revenue	268	483
Total current liabilities	38,305	34,375
Long-term debt, less current portion	28,675	29,600
Long term deferred tax liability	6,320	6,320
Other long-term liabilities	555	660
Total liabilities	73,855	70,955
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 36,595,010 and 36,296,027 shares issued, and 28,337,541and 28,183,549 shares outstanding, respectively	366	363
Additional paid-in capital	110,905	107,751
Treasury stock, 8,257,469 and 8,112,478 common shares at cost, respectively	(64,073)	(62,048)
Retained earnings	116,396	109,283
Accumulated other comprehensive loss, net	—	(329)
Total stockholders’ equity	163,594	155,020
Total liabilities and stockholders’ equity	$237,449	$225,975

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
For the Three Months Ended December 31, 2012 and 2011
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 31,
	2012	2011
REVENUES:
Gaming operations	$29,974	$24,901
Gaming equipment and system sales	14,004	9,593
Other	324	301
Total revenues	44,302	34,795
OPERATING COSTS AND EXPENSES:
Cost of gaming operations revenue(1)	3,186	2,926
Cost of equipment and system sales	6,185	4,158
Selling, general and administrative expenses	11,343	10,748
Research and development	4,181	3,478
Amortization and depreciation	7,964	9,690
Total operating costs and expenses	32,859	31,000
Operating income	11,443	3,795
OTHER INCOME (EXPENSE):
Interest income	170	453
Interest expense	(296)	(372)
Other Income	10	919
Income before income taxes	11,327	4,795
Income tax benefit (expense)	(4,214)	987
Net income	$7,113	$5,782

Basic income per common share	$0.25	$0.21
Diluted income per common share	$0.24	$0.21

Other comprehensive income:
Foreign Currency translation adjustments	329	(151)
Comprehensive income	$7,442	$5,631

Shares used in net income per common share:
Basic	28,330	27,266
Diluted	30,017	28,109
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

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2012 and 2011
(In thousands)
(Unaudited)

	Three Months Ended
	December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,113	$5,782
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and depreciation	7,964	9,690
Accretion of contract rights	1,953	1,896
Share-based compensation	860	554
Other non-cash items	1,175	447
Deferred income taxes	183	—
Interest income from imputed interest	(146)	(418)
Changes in operating assets and liabilities	(4,534)	(4,028)
NET CASH PROVIDED BY OPERATING ACTIVITIES	14,568	13,923

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(12,654)	(8,012)
Acquisition of intangible assets	(2,066)	(1,404)
Advances under development and placement fee agreements	(3,262)	—
Repayments under development agreements	3,607	2,361
NET CASH USED IN INVESTING ACTIVITIES	(14,375)	(7,055)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2,297	3,098
Principal payments of long term debt	(925)	(925)
Purchase of treasury stock	(2,025)	(1,884)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(653)	289

EFFECT OF EXCHANGE RATES ON CASH	—	(122)
Net (decrease) increase in cash and cash equivalents	(460)	7,035
Cash and cash equivalents, beginning of period	73,755	46,710
Cash and cash equivalents, end of period	73,295	53,745

SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$202	$316
Income tax paid, net	$2,023	$91
NON-CASH TRANSACTIONS:
Change in contract rights resulting from imputed interest on development agreement notes receivable	$341	$142
Transfer of leased gaming equipment to inventory	$471	$1,177

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes contained within the Company’s Annual Report on Form 10-K for the year ended September 30, 2012. The unaudited condensed consolidated financial statements included herein as of December 31, 2012, and for each of the three month periods ended December 31, 2012 and 2011, have been prepared by the Company pursuant to accounting principles generally accepted in the United States ("U.S. GAAP"), and the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the period ended December 31, 2012 are not necessarily indicative of the results which will be realized for the year ending September 30, 2013. References to specific U.S. GAAP within this report cite topics within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). We have evaluated all subsequent events through the date that the condensed consolidated financial statements were issued.  The condensed consolidated balance sheet as of September 30, 2012 was derived from the audited consolidated financial statements as of that date.

The condensed consolidated financial statements include the accounts of Multimedia Games Holding Company, Inc. and its wholly-owned subsidiaries, including Multimedia Games, Inc., MGAM Technologies, LLC, MegaBingo International, LLC, Multimedia Games de Mexico, S. de R.L. de C.V., Multimedia Games de Mexico 1, S. de R.L. de C.V., and Servicios de Wild Basin S. de R.L. de C.V. Intercompany balances and transactions have been eliminated.

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

Reclassifications
Reclassifications were made to the prior-period financial statements to conform to the current period presentation. A portion of "cost of gaming operations revenue" was reclassified from "selling, general and administrative expenses" and "research and development" on the condensed consolidated statements of operations and other comprehensive income. On the condensed consolidated statements of cash flows, "transfer of leased gaming equipment to inventory" was combined with "acquisition of property and equipment and leased gaming equipment." This reclassification did not have an impact on the Company’s previously reported results of operations or earnings per share amounts. Additionally, this reclassification did not impact compliance with any applicable debt covenants in the Company’s credit agreement.

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

Management reviews long-lived asset classes for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. During the three-month periods ended December 31, 2012 and 2011 in the ordinary course of business or upon reviewing the nature of the assets, the Company charged operations by recording reserves or writing off $178,000 and $428,000, respectively, of property and equipment and leased gaming equipment.

Development and Placement Fee Agreements
The Company enters into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities. All or a portion of the funds provided under development agreements are reimbursed to the Company, while funds provided under placement fee agreements are not reimbursed. In return, the facility dedicates a percentage of its floor space to placement of the Company's player terminals, and the Company receives a fixed percentage of those player terminals' hold per day over the term of the agreement which is generally for 12 to 83 months. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of the Company's guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the operating profits of the facility to be used to repay some or all of the advances recorded as notes receivable. Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the gaming facility. In the past the Company has, and in the future, the Company may, by mutual agreement, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset recovered for that particular development or placement fee agreement, if any, and the remaining net book value of the intangible asset is prospectively amortized on a straight-line method over the remaining estimated useful life.

Other Assets
Other assets consist of restricted cash, long-term prepaids, and refundable deposits. At December 31, 2012 and September 30, 2012, the restricted cash balances were $534,000 and $618,000, respectively, representing the fair value of investments held by the Company's prize fulfillment firm related to outstanding MegaBingo® jackpot prizes.

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

Other Long-Term Liabilities
Other long-term liabilities include investments held at fair value by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities and the long-term portion of deferred revenue.  The long-term liabilities were $555,000 and $660,000 as of December 31, 2012 and September 30, 2012, respectively. The majority of which is related to the prize fulfillment annuities.

Other Income
Other income primarily resulted from a gain on the exchange of used equipment with our third party equipment suppliers, as well as net gains incurred on foreign currency transactions primarily related to the Company's former Mexico operations(See also, Note 11, "Termination of Mexico Operations"). Other expense primarily resulted from the net losses incurred on foreign currency transactions primarily related to the Company's former Mexico operations.

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

Research and development costs for the three-month periods ended December 31, 2012 and 2011 were $4.2 million and $3.5 million, respectively.

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

The following summarizes the valuation of certain of the Company's financial assets and liabilities as of December 31, 2012 and September 30, 2012, based on the fair value hierarchy:

	Fair Value Measurements using
	Level 1	Level 2	Level 3	Total
December 31, 2012
Assets:
Cash Equivalents:
Money market funds	$41,958	$—	$—	$41,958
Total	$41,958	$—	$—	$41,958

Liabilities:
Long-term debt	$—	$32,375	$—	$32,375
Total	$—	$32,375	$—	$32,375

September 30, 2012
Assets:
Cash Equivalents:
Money market funds	$41,937	$—	$—	$41,937
Total	$41,937	$—	$—	$41,937

Liabilities:
Long-term debt	$—	$33,300	$—	$33,300
Total	$—	$33,300	$—	$33,300

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

3.	The type or class of customer for their products and services

4.	The methods used to distribute their products or provide their services

5.	The nature of the regulatory environment, if applicable

The Company is engaged in the business of designing, manufacturing, and distributing gaming machines, video lottery terminals, and associated systems and equipment, as well as the maintenance of these machines and equipment.  The Company also supplies the central determinant system for the video lottery terminals installed at racetracks in the State of New York. The Company's production process is essentially the same for the entire Company and is performed via outsourced manufacturing partners, as well as in-house manufacturing performed primarily at its warehouse and assembly facility in Austin, Texas. The Company's customers consist of entities in the business of operating gaming, bingo or lottery facilities, and include Native American tribes, and commercial entities licensed to conduct such business in their jurisdictions. The distribution of the Company's products is consistent across the entire Company and is generally performed by third-party transportation companies.  The regulatory environment is similar in every jurisdiction in that gaming is regulated and its games must meet the regulatory requirements established. In addition, the economic characteristics of each customer arrangement are similar in that the Company obtains revenue via a revenue share arrangement or direct sale of product or service, depending on the customer’s need.  These sources of revenue are consistent with respect to both product line and geographic area.

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

Costs of Computer Software
Software development costs have been accounted for in accordance with ASC Topic 985, “Software.”  Under ASC Topic 985, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized software development costs of approximately $2.0 million and $1.3 million for the three month periods ended December 31, 2012 and 2011, respectively. Software development costs primarily consist of personnel costs and gaming lab testing fees. The Company begins to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, not to exceed five years. Amortization of software development costs is included in amortization and depreciation in the accompanying consolidated statements of operations and other comprehensive income.

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

The Company granted to certain of its employees the option to purchase, in the aggregate, 3,500 shares of the Company's common stock during the three-months ended December 31, 2012 at an average fair value per share price of $15.29. Total pretax share-based compensation for the three months ended December 31, 2012 and 2011 was $860,000 and $554,000.

As of December 31, 2012, $7.0 million of unamortized stock compensation expense, including estimated forfeitures, remained, which will be recognized over the vesting periods of the various stock option grants.

The Company also grants restricted stock and restricted stock units. In accordance with ASC Topic 718 the Company records stock compensation for such awards at the full value of the award at the time of issuance over the vesting period of the award. The full value of the award is equivalent to the closing stock price of the Company's stock on the date of grant. The Company granted 116,300 stock units for the three months ended December 31, 2012 at an average fair value per share price of $14.78 and no stock units for the three months ended December 31, 2011.

Foreign Currency Translation
The Company accounts for currency translation in accordance with ASC Topic 830, “Foreign Currency Matters.”  Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income, in accordance with ASC Topic 220, “Comprehensive Income.” Transactional currency gains and losses arising from transactions in currencies other than the Company’s local functional currency are included in the consolidated statements of operations and other comprehensive income in accordance with ASC Topic 830. The cumulative foreign currency translation adjustment was closed out during the three months ended December 31, 2012 upon the substantial liquidation of the Company's Mexico operations.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

In July 2012, the FASB issued ASU No. 2012-02, "Intangibles - Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU No. 2012-02") which states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. The outcome of the assessment is used as a basis for determining whether it is necessary to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value to the carrying amount. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company adopted this guidance as of October 1, 2012, and it did not have a material impact on its consolidated results of operations, financial condition and cash flows.

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

The Company believes there is no additional new accounting guidance adopted but not yet effective that is relevant to the readers of our condensed consolidated financial statements. However, several new Exposure Drafts and proposals are under development which, if and when enacted, may have a significant impact on the Company's consolidated financial statements.

3.      INVENTORY

Inventory consisted of the following (in thousands):

	December 31, 2012	September 30, 2012
Raw materials and component parts, net of reserves of $719 and $800, respectively	$4,258	$3,653
Work in progress	1,530	1,321
Finished goods	2,317	2,109
Total Inventory	$8,105	$7,083

4.      NOTES RECEIVABLE

The Company’s notes receivable consisted of the following:

	December 31, 2012	September 30, 2012
	(In thousands)
Notes receivable from development agreements	$11,444	$8,526
Less imputed interest discount reclassed to contract rights	(565)	(370)
Notes receivable from equipment sales and other	242	601
Notes receivable, net	11,121	8,757
Less current portion	(5,904)	(8,024)
Notes receivable – non-current	$5,217	$733

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.  Notes receivable from equipment sales consisted of financial instruments issued by customers for the purchase of player terminals and licenses, and bore interest at 2.61% at December 31, 2012. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the fair market value of such equipment, if repossessed, may be less than the note receivable outstanding.

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

On January 18, 2012, the Company announced that it had extended 1,709 unit placements, or 85% of the 2,009 units currently installed on a revenue sharing basis, at WinStar World Casino and Riverwind Casino operated by the Chickasaw Nation in Oklahoma, for an additional 3.5 years beyond the scheduled termination of the original unit placement agreements during the second half of fiscal 2013.  In consideration of the unit placement extensions, the Company paid unit placement fees of $13.2 million to the Chickasaw Nation.  The Company also agreed to reduce its revenue share percentage on approximately 1,000 units at WinStar World Casino with two pricing adjustments on July 16, 2013 and August 1, 2014, bringing the revenue share percentage on these units in line with the Company's other units deployed within the Chickasaw Nation's gaming facilities.

On November 19, 2012, The Company entered into a new development agreement with the Chickasaw Nation to assist with the expansion of the Winstar Casino. As part of this agreement, the Company received the right to 150 unit placements for a period of 68 months in exchange for a refundable payment of $6.5 million. The payment was made in two equal installments in November, 2012 and January, 2013.

Management reviews intangible assets related to development and placement fee agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstances the three months ended December 31, 2012, which required an impairment charge to the carrying value of intangible assets recorded in connection with development and placement fee agreements.

The following net amounts related to advances made under development and placement fee agreements and were recorded in the following balance sheet captions:

	December 31, 2012	September 30, 2012
Included in:	(In thousands)
Notes receivable, net	$10,879	$8,156
Intangible assets – contract rights, net of accumulated amortization	$28,938	$30,551

6.      PROPERTY AND EQUIPMENT AND LEASED GAMING EQUIPMENT

The Company’s property and equipment and leased gaming equipment consisted of the following (in thousands):

	December 31, 2012			September 30, 2012
	Cost	Accum. Depr.	Net Book Value	Cost	Accum. Depr.	Net Book Value
Rental pool – deployed	$163,331	$(110,644)	$52,687	$169,262	$(122,439)	$46,823
Rental pool – undeployed (1)	21,112	(17,261)	3,851	42,320	(38,303)	4,017
Machinery and equipment	10,932	(7,689)	3,243	11,005	(7,864)	3,141
Computer software	6,899	(5,243)	1,656	6,712	(5,145)	1,567
Vehicles	2,769	(1,520)	1,249	2,640	(1,510)	1,130
Other	3,948	(2,722)	1,226	3,832	(2,586)	1,246
Total property and equipment and leased gaming equipment	$208,991	$(145,079)	$63,912	$235,771	$(177,847)	$57,924
______________________________________

(1)
Gaming equipment and third-party gaming content licenses begin depreciating when they are available for customer use. Property and equipment and leased gaming equipment is depreciated as follows: Rental pool – deployed and undeployed – 2 to 4years; Machinery and equipment – 5 to 7 years; Computer software – 3 to 5 years; Vehicles – 3 to 10 years and Other – 3 to 7 years.

The Company recorded depreciation and amortization expense related to property and equipment and leased gaming equipment of $6.6 million and $8.7 million for the three-month periods ended December 31, 2012 and 2011 respectively. The Company periodically reviews the depreciable lives of its property and equipment and leased gaming equipment. As part of this review the Company analyzed the current age of leased gaming equipment on customer's floors, the current and historical replacement rate and the useful lives used for comparable assets by its competitors. In addition, the beginning of fiscal 2013 marked the three year anniversary of the deployment of the Company's proprietary wide-body cabinet and the completion of a transformation from a distributor to a manufacturer. This transformation allows the Company to control the product life cycle. Based on this review and evolution of the business it was determined that the depreciable lives of leased gaming equipment, both proprietary and third party machines, should be increased to four years from three years effective October 1, 2012. The effect of this change increased operating income by approximately $2.1 million and net income by $1.3 million, or $0.04 per diluted share, for the three months ended December 31, 2012.

In accordance with ASC Topic 360, “Property, Plant, and Equipment,” the Company (i) recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows; and (ii) measures an impairment loss as the difference between the carrying amount and fair value of the asset. During the three months ended December 31, 2012, the Company did not experience a triggering event that would have caused an impairment analysis assessment.
During the three month periods ended December 31, 2012 and 2011, the Company sold $471,000 and $1.2 million of net book value related to the Company's proprietary units on trial or revenue share in our installed base. The majority of these sales were trial units that converted to a sale. In addition during the same three month periods ended December 31, 2012 and 2011, the Company disposed of, or wrote off $178,000 and $428,000 of net book value related to third-party gaming content licenses, installation costs, and other equipment.
Leased gaming equipment consist of rental pool assets that are either placed under participation arrangements at customer facilities (rental pool – deployed) or warehoused by the Company for future deployment (rental pool – undeployed).

7.      INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following (in thousands):

	December 31, 2012			September 30, 2012			Estimated Useful Lives
	Cost	Accum. Amort.	Net Book Value	Cost	Accum. Amort.	Net Book Value
Contract rights under development and placement fee agreements	$59,035	$(30,097)	$28,938	$58,694	$(28,143)	$30,551	1-7 years
Internally-developed gaming software	20,089	(12,790)	7,299	23,996	(17,423)	6,573	1-5 years
Patents and trademarks	5,899	(5,398)	501	5,875	(5,335)	540	1-5 years
Total intangible assets, net	$85,023	$(48,285)	$36,738	$88,565	$(50,901)	$37,664

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements or placement fees. The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the accompanying consolidated statements of operations and other comprehensive income.

Internally developed gaming software is accounted for under the provisions of ASC Topic 985 “Software” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally-developed games over a twelve month period, gaming engines over an eighteen month period, gaming systems over a three-year period, and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the three months ended December 31, 2012 and 2011 amortization expense related to internally-developed gaming software was $1.3 million and $920,000 respectively. During the three months ended December 31, 2012 , the Company had no write-offs related to internally-developed gaming software, compared to $19,000 for the three months ended December 31, 2011.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No triggering events were identified for the three months ended December 31, 2012.

8.  VALUE ADDED TAX RECEIVABLE

The Company's value added tax (VAT) receivable is a receivable from the Mexican taxing authority primarily related to a value added tax levied on product shipments originating outside of Mexico.  At December 31, 2012 and September 30, 2012, the Company’s VAT receivable was $2.7 million and $3.5 million, respectively.  The majority of the VAT receivable relates to equipment shipments that occurred in 2006 and 2007.
During initial operations within Mexico, the Company assumed that it would generate substantial future revenues, thus accumulating VAT payables within the country to offset against the initial and future VAT receivable balances. However, in 2009 the Company made the determination that such revenue generation would not occur at the levels necessary to offset its VAT receivable balances. Therefore, the Company proceeded to file initial refund requests for the 2006 and 2007 VAT receivable balances. This initial refund request spawned an audit by the Mexican taxing authorities and in 2010 the Company received rulings indicating that the Mexican taxing authority had challenged the registration of certain of the Company's transactions that generated a VAT receivable of approximately $397,000, all of which has been fully reserved.  Although the Company has fully reserved for the contested amounts, it has formally challenged these rulings, and continues to believe it has the necessary evidence for a reasonable defense.
The audit results also revealed that certain months contained no contested balances, while other months contained one or more contested balances. In 2010 and 2011 the Company formally requested refunds for all months in which no contested balances arose from the audit, resulting in the receipt of approximately $3.6 million in refunds from those uncontested months. The Company's legal counsel suggested the Company wait to file on any portion of the contested months, until amounts were received from the uncontested months. In August, 2012 the Company filed refund requests in the amount of $2.3 million for the remaining uncontested portions of 2006 and 2007. In November 2012, the Mexican taxing authority requested additional documentation which was supplied to them in December 2012. As of December 31, 2012 the Mexican taxing authority has given the Company no indication that the outstanding refund requests will be contested.
See the Notes to Condensed Consolidated Financial Statements; Note 11, "Termination of Mexico Operations" and Note 14, "Commitments and Contingencies."

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consisted of the following:

	December 31, 2012	September 30, 2012
	(In thousands)
Trade accounts payable	$14,011	$8,800
Accrued expenses	7,698	7,270
Accrued bonus and salaries	6,229	8,044
Accrued foreign tax payable	2,824	2,824
Marketing reserve	1,809	2,185
Other	917	1,069
Accounts payable and accrued liabilities	$33,488	$30,192

On February 1, 2012, the Company's shareholders approved a Long-Term Incentive Program (LTIP) for certain members of the Company's executive management team. The LTIP has a performance stock component and performance cash component. The performance cash component is based on the three year performance of the Company for the 2012, 2013 and 2014 fiscal years. The LTIP states that should the Company meet certain cumulative revenue and earnings per share performance goals the named executive management team members will receive a cash award. The LTIP specified a Minimum, Target and Maximum award amount based on the cumulative revenue and earnings per share total. As of December 31, 2012, the Company believes that the Maximum award amount will be earned based on historical financial results and projected revenue and earnings per share amounts for the remaining period covered by the LTIP. Therefore, the Company has recorded approximately $1.9 million in accrued bonuses for the performance cash component of the LTIP as of December 31, 2012 and $1.5 million as of September 30, 2012.

During the fourth fiscal quarter of 2012, in response to appeals by the Company's Mexican subsidiary to the Federal Court of Mexico, the Company's Mexican subsidiary received additional rulings with respect to its outstanding federal tax audits for the tax years ending December 31, 2006 and 2007. These additional rulings confirmed the Mexico taxing authorities' original position with respect to the use of additional evidence and other documents by the Company to support the Company's claims. Based on these rulings, the Company believes that it is likely that the Mexico taxing authorities will be successful in assessing the Company an amount for these audits.

Although the Company continues to defend this matter, it has established a $2.8 million reserve based on its best estimates of a potential final assessment. The Company has filed an appeal with the Federal Court of Mexico challenging these recent decisions. Specifically, on November 14, 2012, the Company filed an appeal with the Federal Court challenging the decision issued on October 9, 2012 for the 2006 tax year, and on October 31, 2012, the Company filed an appeal with the Federal Court challenging the decision issued on September 19, 2012 for the 2007 tax year. The total reserve recorded includes both income and non-income based taxes. For the three months ended December 31, 2012 and September 30, 2012, an estimated $1.6 million is associated with income based taxes, including related penalties and interest, and therefore has been accounted for as an uncertain tax position in accordance with ASC 740. The remaining $1.2 million is related to VAT and other taxes and fees assessed by the Mexican taxing authority caused by the underlying discrepancy in the calculated income, including related estimated interest and penalties.

10.      CREDIT AGREEMENT AND LONG-TERM DEBT

The Company’s Credit Agreement, long-term debt consisted of the following:

	December 31, 2012	September 30, 2012
	(In thousands)
Term loan facility	$32,375	$33,300
Less: current portion of long-term debt	(3,700)	(3,700)
Long-term debt, less current portion	$28,675	$29,600

On August 3, 2011, the Company entered into an amended and restated credit agreement with Comerica Bank in its capacity as administrative agent and lead arranger and Wells Fargo Bank, N.A., as syndication agent (the "Credit Agreement") to provide the Company a $74.0 million credit facility which replaced its previous credit facility with Comerica Bank in its entirety. The Credit Agreement consists of three facilities: an approximately $20.6 million revolving credit facility, a $37.0 million term loan, and an approximately $16.4 million draw-to term loan. The Credit Agreement, and advances made thereunder, mature on August 3, 2016. The term loan is amortized on a straight-line basis over a ten-year period, payable in equal quarterly installments of $925,000. The revolving credit facility and the draw-to term loan provide the Company the ability to finance development and placement agreements, acquisitions, and working capital for general corporate purposes. As of December 31, 2012, $32.4 million was outstanding on the term loan which bore interest at 2.98%. No amounts were outstanding on the revolving credit facility or the draw-to term loan; however each facility had approximately $20.6 million and $16.4 million, respectively, available for borrowings as of December 31, 2012. The Company has the ability to draw on the draw-to term loan until February 3, 2014 and on the revolving credit facility until maturity of the Credit Agreement on August 3, 2016. Availability under the Credit Agreement is reduced to the extent of a $3.5 million outstanding letter of credit.

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

The Credit Agreement generally places restrictions on our ability to declare or make any dividends, payments or other distributions. Any such distribution may be made pursuant to the terms of our Credit Agreement if such distribution is in cash and if we remain in compliance with both the primary financial covenants of our Credit Agreement (the total leverage ratio and the fixed charge coverage ratio) and such distribution does not cause an event of default.

As of December 31, 2012, the Company was in compliance with all loan covenants.

11.    TERMINATION OF MEXICO OPERATIONS

In December 2012, the Company entered into an agreement with its primary customer in Mexico to sell to the customer all of the customer's leased electronic gaming machines. As part of the sale price, the Company also agreed to sell 100 additional machines to be used for spare parts, as well as certain spare components and other items from its warehouse stock. The sale of the machines represents the effective termination of the Company's operations in Mexico. As such, the majority of the Company's employees in Mexico were terminated in December 2012, and the Company's remaining employees in Mexico are expected to be terminated during calendar year 2013. The Company recorded a net loss on the sales transaction and expected closing costs of $51,000, which have been included in selling, general and administrative expenses, rather than separately disclosed due to the immaterial nature of the loss. The net sale of the machines was in the amount of $1.0 million and charges for severance costs, office and warehouse expenses, fixed asset write-offs and other expected expenses were accrued in the amount of $741,000. In addition, the Company cleared all foreign currency translation adjustments through December 31, 2012 which resulted in a charge of $338,000.
Due to the immaterial nature of the Company's Mexico operations during the three months ended December 31, 2012 and 2011, the Company does not intend to report the termination of the Mexico operations as a discontinued operation for reporting purposes. For the three months ended December 31, 2012 and 2011 the Mexico operations represented less than 1% and 3%, respectively, of total revenue; 2% and 3%, respectively, of total assets; and 1% or less of net income for each period.
12.    INCOME PER COMMON SHARE

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

	Three months ended December 31,
	2012	2011
Net income available to common shareholders (in thousands)	$7,113	$5,782
Weighted average common shares outstanding	28,329,996	27,265,844
Effect of dilutive securities:
Stock options and restricted shares	1,686,928	842,732
Weighted average common and potential shares outstanding	30,016,924	28,108,576
Basic income per share	$0.25	$0.21
Diluted income per share	$0.24	$0.21

In the three month period ended December 31, 2012, options to purchase approximately 188,755 shares of common stock, with exercise prices ranging from $10.54 to $18.71, were not included in the computation of dilutive income per share, due to their antidilutive effect.
In the three month period ended December 31, 2011, options to purchase approximately 1.3 million shares of common stock, with exercise prices ranging from $4.56 to $18.71, were not included in the computation of dilutive income per share, due to their antidilutive effect.

13. COMMON STOCK REPURCHASE PROGRAM

On November 15, 2012, the Company announced that its Board of Directors had authorized a program to repurchase up to $40.0 million of its outstanding common stock over the next three-year period. During the three-month period ended December 31, 2012, the Company purchased 145,000 shares of its common stock for approximately $2.0 million at an average cost of $13.95 per share, exclusive of broker fees. At December 31, 2012, approximately $38.0 million remained on the repurchase authorization. Pursuant to the authorization, the Company may purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance with Company policies and applicable securities laws. In addition, the Company has established a 10b5-1 plan, pursuant to which some of the purchases could be made from time to time in the open market, subject to certain pricing parameters. The actual number of shares to be purchased, if any, will depend upon market conditions and purchases are subject to the Company's Credit Agreement.  The actual number of shares to be purchased, if any, will depend upon market conditions. Any shares purchased will be held in the Company’s treasury for possible future use.

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

Alabama Litigation. The Company is currently involved in two lawsuits, as further described below, related to its former charity bingo operations in the State of Alabama. While the Company believes that these lawsuits are not material from a pure damages perspective, a finding in either of these cases that electronic charity bingo was illegal in Alabama during the pertinent time frame could potentially have a material adverse regulatory consequence for the Company in other jurisdictions in which the Company operates. The lawsuits are currently pending in federal court, and include claims related to the alleged illegality of electronic charity bingo in the State of Alabama.

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

Regarding the 2007 tax year, on November 19, 2010, Multimedia Games de Mexico filed before the South Legal Matters Local Administration for the Federal District of the Tax Administration Service an administrative appeal against the resolutions set forth by the South Auditing Local Administration for the Federal District of the Tax Administration Service in ruling number 500-74-02-04-03-2010-9403, which assessed an income and value added tax deficiency of approximately $14.6 million to Multimedia Games de Mexico for the 2007 tax year. In ruling number 600-27-00-02-00-2011 MAIB - 13370, issued by the South Legal Matters Local Administration for the Federal District of the Tax Administration Service, the Mexican tax authorities ruled on the appeal and reduced the total amount assessed for the 2007 year to approximately $2.8 million. On December 14, 2011, Multimedia Games de Mexico filed, before the Federal Tribunal of Fiscal and Administrative Justice (Tax Court), a lawsuit against the remaining $2.8 million assessment for 2007. The lawsuit was remitted for its study and resolution to the Eleventh Regional Metropolitan Division of the Federal Tribunal of Fiscal and Administrative Matters (Tax Court), and was registered under docket number 31987/11-17-11-8. In January 2012, a bond of $2.8 million, using a $3.5 million standby letter of credit issued under the Company's domestic credit facility, was provided to the North Collecting Local Administration for the Federal District of the Tax Administration Service as collateral for the potential assessment based on the taxing authorities' current estimate of the tax due. The Tax Court has reviewed the evidence and on September 19, 2012 issued its decision and upheld the previous ruling against the Company.  On October 31, 2012, Multimedia Games de Mexico filed an appeal which will be sent to the Federal Court of

Mexico for its resolution. The Company has established a reserve of $2.8 million for this assessment but continues to vigorously defend this matter.

15.      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued, and determined that no events, other than those disclosed within the footnotes hereto, have occurred subsequent to December 31, 2012 that warrant additional disclosure or accounting considerations.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 15, 2012. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in the cautionary note on Forward Looking Statements above and Item 1A. "Risk Factors" below. The following discussion and analysis is intended to enhance the reader’s understanding of our business environment, financial condition and results of operations.

OVERVIEW

Multimedia Games designs, manufactures and supplies gaming machines and systems to casino operators in North America, domestic and selected international lottery operators, and commercial bingo gaming facility operators. Our standalone gaming machines are primarily sold and placed in Class III settings, while our central determinant and server-based centrally-linked products and systems are primarily sold and placed in Class II, video lottery terminal and electronic bingo settings. The Company's markets served include gaming facilities operated by Native American and commercial casinos and we derive the majority of our gaming revenue from participation, or recurring revenue agreements, and development and placement fee agreements, all of which operate on a participation, or revenue share, basis. We enter into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities. All or a portion of the funds provided under development agreements are reimbursed to the Company, while funding under placement fee agreements is not reimbursed. Under these agreements, the Company places player terminals and systems as well as its proprietary and other licensed game content at a customer's facility in return for either a share of the revenues that these terminals and systems generate or for a fixed daily lease fee. We also generate revenue from the sale of gaming units and systems that feature proprietary game content and licensed game content. We continue to seek to increase participation and for-sale revenues by expanding into additional gaming jurisdictions and into other segments of the gaming market. We also generate revenues by providing the central determinant system operated by the New York State Division of the Lottery for the video lottery terminals installed at racetracks in the State of New York.

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

As part of our revenue growth initiative, we remain focused on expanding market share through new product introductions and more effective utilization of sales and marketing efforts across the organization. . The creation of our proprietary products and market expansion is a key area of focus for our company. As a result of these efforts, during the fiscal first quarter 2013, we saw growth in both our domestic installed base and our unit sale business.  We expect fiscal 2013 revenue growth will be driven by further increases in the domestic installed base as well as growth in new unit sales, although such growth and increases may be at a lower rate than in fiscal 2012.  Based on current fiscal 2013 projections, we expect that our fiscal 2013 tax rate will be in the range of 36%-40%, compared to the fiscal 2012 full year effective tax rate of 11%.

BUSINESS STRATEGY

We are currently focused on executing a business strategy that we expect to allow the Company to continue the development of high performing gaming products, invest in our existing gaming operations markets, expand our total addressable market to include new gaming jurisdictions and drive continued profitability and cash flow.

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

By expanding our portfolio, we are able to work closely with our customers to more fully serve their needs, allowing us to forge deeper relationships with our customers and expanding the scope of our market opportunity.

Our growing library of Class II and Class III content also allows us more flexibility in managing our existing installed base. A growing library permits us to more quickly replace titles within our installed base whose performance is in decline with fresh, high-performing content. Additionally, by offering our customers a greater choice when purchasing our gaming machines for use in their facilities, we can better support a larger footprint of games, effectively increasing our addressable market for game sales.

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

Gaming Operations Investment

We are also focused on investing in the maintenance and growth of our existing domestic installed base through the extension of placement or development agreements and continuous revamping of existing games with new high performing games. We are also investing in new markets as they become available through the licensing process.

We seek to replace third party units with our own proprietary games and content in order to better position the Company to generate a higher return on our investments in gaming technology and on our investments in securing floor space at our key customers' facilities. This proprietary product includes our Class II and Class III titles.

Furthermore, we are focused on expanding our addressable markets to include new commercial and tribal jurisdictions. We are committed to offering to new customers in the jurisdictions where we are newly licensed our products on a participation basis and believe our expanded product portfolio positions us to leverage our product development and licensing investments by further expanding our participation installed base.

Addressable Market Expansion

We continue a concerted effort to expand our total addressable market by targeting new gaming jurisdictions across the United States and seeking new gaming licenses. We have leveraged our expanding game portfolio gaming operations investments to target customers in the jurisdictions where the Company is newly licensed and to expand our national reach.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Below are our revenues and costs and expenses for the periods noted above.  This information should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

	Three Months Ended
	December 31,
	2012	2011	% change
	(in thousands)
Revenue
Gaming Operations
Participation revenue	$26,163	$21,666	20.8%
Lottery	3,811	3,235	17.8%
Gaming Equipment and Systems Sales
Player terminal and equipment sales	10,566	7,849	51.9%
Systems and Licensing	3,438	1,744	19.5%
Other Revenue	324	301	7.6%
Total Revenue	44,302	34,795	27.3%
Costs and Expenses
Cost of gaming operations revenue	3,186	2,926	8.9%
Cost of revenues equipment and systems sales	6,185	4,158	48.7%
Selling, general and administrative	11,343	10,748	5.5%
Research and development	4,181	3,478	20.2%
Amortization and depreciation	7,964	9,690	(17.8)%
Other income (expense), net	(116)	1,000	(111.6)%

	At December 31
End-of-period installed player terminal base:	2012	2011	% change
Oklahoma	8,044	7,592	6.0%
Washington	510	247	106.5%
California	612	308	98.7%
Mexico	20	2,226	(99.1)%
Alabama	209	191	9.4%
Other	1,813	1,295	40.0%
Total participation units	11,208	11,859	(5.5)%

The participation units can be further delineated between units under development agreements, placement fee agreements and term-less participation arrangements as follows:

		Participation	% of Total	Participation	Expiration
	Units	Revenue	Revenue	Fees Ranges	Ranges
As of December 31, 2012
Development Agreements	4,855	$9,951	22.5%	20% to 30%	Mar. 2015 to Oct. 2018
Placement Agreements	1,007	1,332	3.0%	20%	Apr. 2014 to Dec. 2017
Participation Arrangements	5,346	14,880	33.6%	10% to 30%	N/A
Total	11,208	$26,163

As of December 31, 2011
Development Agreements	4,816	$10,340	29.7%	20% to 30%	Mar. 2015 to Oct. 2018
Placement Agreements	913	1,355	3.9%	20%	Apr. 2014 to Dec. 2017
Participation Arrangements	6,130	9,971	28.7%	10% to 30%	N/A
Total	11,859	$21,666

Three Months Ended December 31, 2012, Compared to Three Months Ended December 31, 2011

Total revenues for the three months ended December 31, 2012 were $44.3 million, compared to $34.8 million for the three months ended December 31, 2011 , a $9.5 million, or 27.3% increase, primarily due to an increase in proprietary unit sales and entry into new markets.

Gaming Operations – Participation Revenue

•
Oklahoma gaming revenues were $15.0 million in the three months ended December 31, 2012, compared to $14.8 million in the three months ended December 31, 2011, an increase of $136,000, or 0.9%. The majority of the increase was related to the unit count increase in Oklahoma. Oklahoma’s end of period unit count as of December 31, 2012 was 8,044 compared to 7,592 as of December 31, 2011, a 452 unit or 6.0% increase.

•
Washington gaming revenues were $3.5 million in the three months ended December 31, 2012, compared to $2.1 million in the three months ended December 31, 2011, an increase of $1.4 million, or 68.0%. Washington's end of period unit count as of December 31, 2012 was 510 compared to 247 as of December 31, 2011, a 263 unit or 106.5% increase. The increase in Washington gaming operations revenue was primarily the result of an increase in back office fees received on player terminals sold in a market which utilizes our back office equipment along with an increase in player terminals.

•
Revenues from California were $2.5 million in the three months ended December 31, 2012, compared to $1.1 million in the three months ended December 31, 2011, an increase of $1.4 million, or 134.6%. California's end of period unit count as of December 31, 2012 was 612 compared to 308 as of December 31, 2011, a 304 unit or 98.7% increase. The increase in gaming operations revenue primarily relates to the increase in participation units.

•
Revenues from the Mexico market were $170,000 in the three months ended December 31, 2012 and $925,000 in the three months ended December 31, 2011, a decrease of $755,000 or 81.6%. The reduction in revenue corresponds to a reduction in the number of units in the past year. As of December 31, 2012, we had 20 player terminals installed in Mexico compared to 2,226 player terminals installed as of December 31, 2011. This continual reduction in units and the lack of growth opportunities in Mexico prompted us to sell 919 units to our primary customer effective November 30, 2012. This sale of 919 units is reflected in selling, general and administrative expenses and are netted against expected closing costs. We have subsequently removed the 20 units that were installed as of the end of the period and have effectively terminated operations in Mexico.

•
Alabama gaming revenues increased $392,000, or 99.2%, to $787,000 in the three months ended December 31, 2012, compared to $395,000 in the three months ended December 31, 2011. Alabama's end of period unit count as of

December 31, 2012 was 209 compared to 191 as of December 31, 2011, a 18 unit or 9.4% increase. The increase in revenue primarily relates to the increase in player terminals.

•
Other gaming operations revenue relates to participation revenue from other states, including Wisconsin, Texas, New York, Minnesota, Kansas, Idaho, Michigan, Mississippi, Louisiana, Florida, Connecticut, New Mexico, Arizona, Arkansas, Indiana, Iowa, Ohio, and Rhode Island.  Gaming revenue from these states combined was $4.3 million in the three months ended December 31, 2012 compared to $2.4 million in the three months ended December 31, 2011, a $1.9 million or 79.8%, increase.  The end of period participation unit count for these states increased 40.0% to 1,813 as of December 31, 2012 from 1,295 as of December 31, 2011.  The increase in gaming operations revenue was primarily the result of an increase in our installed base of participation games.

Gaming Operations – Lottery

•
Revenues from the New York Lottery system increased $576,000, or 17.8%, to $3.8 million in the three months ended December 31, 2012, from $3.2 million in the three months ended December 31, 2011. The total number of units within the New York Lottery system was approximately 17,200 as of December 31, 2012 and December 31, 2011. The increase in New York Lottery system revenue is attributable to a full period of video lottery terminals and electronic table games at the Resorts World Casino in New York, New York, which opened on October 28, 2011.

Gaming Equipment and System Sales –Player Terminal and Equipment Sales

•
Player terminal and equipment sales were $10.6 million in the three months ended December 31, 2012, and $7.8 million in the three months ended December 31, 2011, an increase of $2.7 million or 34.6%. Player terminal sales in the three months ended December 31, 2012 were $9.4 million on the sale of 644 proprietary units, compared to sales of $6.1 million on the sale of 408 proprietary units in the three months ended December 31, 2011. The player terminal and equipment sales increase is attributable to continued growth in new markets and continued penetration into existing markets, including the sale of 150 units into a new casino in Louisiana. Generally, player terminal sales include ancillary equipment, such as networking gear, bases, chairs, and occasionally signage, some of which may be necessary for the full functionality of the player terminals in a casino. This ancillary equipment comprises an install kit which is shipped simultaneously with the player terminals. Gaming equipment sales were $680,000 in the three months ended December 31, 2012 compared to $1.3 million in the three months ended December 31, 2011.  Player terminal and equipment sales also include $496,000 and $449,000 related to deferred revenue recognized during the three months ended December 31, 2012 and the three months ended December 31, 2011, respectively, due to final execution of deliverables or mutual agreement to changes in contract terms.

Gaming Equipment and System Sales – Systems and Licensing

•
Systems and licensing sales revenue was $3.4 million in the three months ended December 31, 2012, compared to $1.7 million in the three months ended December 31, 2011, a $1.7 million or 97.1% increase. Systems and licensing revenue for the three months ended December 31, 2012 relates to (i) $2.7 million of licenses associated with the player terminal sales during the period; (ii) $640,000 license revenue from game conversions; and (iii) $140,000 of systems and game themes sold in prior periods being amortized to revenue from deferred revenue over the contract period.  Systems and licensing revenue in the three months ended December 31, 2011 relates to (i) $1.4 million of licenses associated with the player terminal sales during the period: (ii) $131,000 of systems and game themes sold in prior periods being recognized from deferred revenue during the period;; and (iii) $233,000 of license revenue from game conversions. The increase in the year for systems and licensing is primarily attributable to the increase in sale of licenses related to player terminal sales.

Other Revenue

•	Other revenue was $324,000 in the three months ended December 31, 2012 and $301,000 in the three months ended December 31, 2011, a $23,000, or 7.6%, increase.

Cost of Gaming Operations Revenue

•
Total cost of gaming operations revenue, which includes field service and network operations personnel, as well as royalty and participation fees, increased $260,000, or 8.9%, to $3.2 million in the three months ended December 31, 2012, from $2.9 million in the three months ended December 31, 2011. Costs of gaming operations revenue increased primarily due to the increase in player terminal installed base.

Cost of Equipment & System Sales

•
Cost of equipment and system sales, which includes the cost of goods sold for player terminals and other equipment and system sales, increased $2.0 million, or 48.7%, to $6.2 million in the three months ended December 31, 2012, from $4.2 million in the three months ended December 31, 2011, primarily due to the increase in player terminal equipment sales. Costs of revenues related to player terminal sales were $5.6 million and $3.2 million in the three months ended December 31, 2012 and the three months ended December 31, 2011, respectively. Cost of equipment and system sales in the three months ended December 31, 2012 includes $285,000 related to the sale of gaming equipment during the period and $287,000 of costs of prior period shipments being amortized from deferred revenue over the contract period. Cost of equipment and system sales in the three months ended December 31, 2011 includes $687,000 related to the sale of gaming equipment during the period and $270,000 of costs of prior period shipments being amortized from deferred revenue over the contract period.

Selling, General and Administrative Expenses

•
Selling, general and administrative expenses, or SG&A, increased approximately $595,000, or 5.5%, to $11.3 million in the three months ended December 31, 2012, from $10.7 million in the three months ended December 31, 2011. This increase was primarily a result of an increase in (i) travel costs associated with the industry's annual trade show, Global Gaming Expo, or G2E, in Nevada of $348,000; and (ii) the expense associated with the long-term incentive program of $213,000.

•
In December 2012, the Company entered into an agreement with its primary customer in Mexico to sell to the customer all of the customer's leased electronic gaming machines. The sale of the machines represents the effective termination of the Company's operations in Mexico. The Company recorded a net loss on the sales transaction and expected closing costs of $51,000, which have been included in selling, general and administrative expenses, rather than separately disclosed due to the immaterial nature of the loss. The net sale of the machines was in the amount of $1.0 million and charges for severance costs, office and warehouse expenses, fixed asset write-offs and other expected expenses were accrued in the amount of $741,000. In addition, the Company cleared all foreign currency translation adjustments through December 31, 2012 which resulted in a charge of $338,000.

Research & Development

•
Research and development expenses increased approximately $703,000, or 20.2%, to $4.2 million in the three months ended December 31, 2012, from $3.5 million in the three months ended December 31, 2011. Our research and development costs increased primarily due to salaries and wages, due to increased headcount and continued efforts to attract and retain employees, independent testing lab fees, and contract labor.

Amortization and Depreciation

•
Depreciation expense decreased $2.1 million, or 24.1%, to $6.6 million in the three months ended December 31, 2012 from $8.7 million in the three months ended December 31, 2011, primarily as a result of a change in the depreciable lives of leased gaming equipment reflected in our rental pool as of October 1, 2012. It was determined that a four year depreciable life on leased gaming equipment more accurately reflected the current age of leased gaming equipment on customer's floors, the current and historical replacement rate and the useful lives used for comparable assets by our competitors. Amortization expense increased $359,000, or 35.2%, to $1.4 million in the three months ended December 31, 2012, compared to $1.0 million in the three months ended December 31, 2011, primarily because of an increase in capitalized software costs, which led to an increase in the associated amortization expense.

Other Income and Expense

•
Interest income decreased $283,000, or 62.5%, to $170,000 in the three months ended December 31, 2012, from $453,000 in  the three months ended December 31, 2011 due to reduced outstanding note receivable balances. During the three months ended December 31, 2012, the Company recorded imputed interest of $146,000 relating to development agreements with an imputed interest rate range of 2.96% to 9.0%, compared to $418,000 in the three months ended December 31, 2011.

•
Interest expense decreased $76,000, or 20.4%, to $296,000 in the three months ended December 31, 2012, from $372,000 in the three months ended December 31, 2011 due to a reduction in interest rates charged under our Credit Agreement and a reduction in the outstanding debt balance.

•
Other income decreased $909,000 to $10,000 in the three months ended December 31, 2012, from $919,000 in the three months ended December 31, 2011. The decrease primarily relates to a gain on the exchange of used equipment with a third party equipment supplier in the three month period ended December 31, 2011.

Income Taxes

•
Income tax expense increased to $4.2 million in the three months ended December 31, 2012, compared to a benefit of $987,000 in the three months ended December 31, 2011. These figures represent an effective tax rate of 37.2% and (20.6)% in the three months ended December 31, 2012 and  2011, respectively.

•
As of December 31, 2012, management has determined that it is more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in the U.S. will be realized. As a result, the Company has no valuation allowance against any of its U.S. deferred tax assets. In Mexico we continue to experience tax losses, and therefore, management determined that it is not more likely than not that the future benefit associated with all of our existing deductible temporary differences and carryforwards in Mexico will be realized. As a result, we have maintained a full valuation allowance against all of the Company's remaining Mexican deferred tax assets.

•
We expect our effective tax rate in fiscal 2013 to be in the range of 36%-40%, compared to a net benefit of approximately 11% in fiscal 2012. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

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

Property and Equipment and Leased Gaming Equipment. Property and equipment and leased gaming equipment is stated at cost. The cost of property and equipment and leased gaming equipment is depreciated over their estimated useful lives, generally using the straight-line method for financial reporting, and regulatory acceptable methods for tax reporting purposes. Player terminals and related components and equipment are included in the Company’s rental pool.  The rental pool can be further delineated as “rental pool – deployed,” which consists of assets deployed at customer sites under participation agreements, and “rental pool – undeployed,” which consists of assets with the Company that are available for customer use. Rental pool – undeployed consists of both new units awaiting deployment to a customer site and previously deployed units currently warehoused with the Company to be refurbished awaiting re-deployment. Routine maintenance of property and equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated useful life (Critical Assumption #1) of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in our results of operations.

Management reviews long-lived asset classes for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For impairment analysis purposes, the Company’s rental pool is viewed as a fungible pool of assets; including assets in both rental pool-deployed and rental pool-undeployed.  In order to determine whether these assets are impaired, the net book value of the rental pool is compared to an estimate of future net cash flows from all existing facilities. The primary assumption used in determining future cash flows is our estimate of future revenue.  In addition, the Company analyzes the composition of its rental pool to determine the future use of older models and related components for those models.  The impairment analysis for the fiscal year ended September 30, 2012 indicated that we had substantial cash flows to fully recover the carrying value of the entire rental pool.  As of December 31, 2012 and 2011, rental pool assets totaled $56.5 million and $42.9 million, respectively. (Critical Assumption #2)

Assumptions/Approach used for Critical Assumption #1: The carrying value of the asset is determined based upon management’s assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight line basis, where the useful life of items in the rental pool has been determined by management to be three years.

Effect if different assumptions used for Critical Assumption #1: While we believe that the useful lives that have been determined for our fixed assets are reasonable, different assumptions could materially affect the carrying value of the assets, as well as the depreciation expense recorded in each respective period related to those assets. During the three months ended December 31, 2012, a significant portion of the $8.0 million of depreciation and amortization expense is related to assets in the rental pool. If the depreciable life of assets in our rental pool were changed , we could incur a materially different amount of depreciation expense during the period. During the three months ended December 31, 2012 it was determined that the depreciable lives of rental pool assets, both proprietary and third party machines, should be increased to four years from three years effective October 1, 2012. The effect of this change in estimate increased operating income by approximately $2.1 million and net income by $1.3 million, or $0.04 per diluted share, for the three months ended December 31, 2012.

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

Development and Placement Fee Agreements. We enter into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to exclusive placement of our player terminals, and we receive a fixed percentage of those player terminals’ win per day over the term of the agreement. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of our guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The development agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the hold to be used to repay some or all of the advances recorded as notes receivable. Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the life of the contract, using the straight-line method of amortization (Critical Assumption #1), which is recorded as a reduction of revenue generated from the gaming facility. In the past the Company has, and in the future, the Company may, by mutual agreement, amend these contracts to reduce our floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset for that particular development agreement, if any.

Management reviews intangible assets related to development and placement fee agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Critical Assumption #2). For the three-month period ended December 31, 2012, there was no impairment to the assets’ carrying values.

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
Additionally, in accordance with ASC Topic 740, as of December 31, 2012 , we have maintained a liability associated with prior uncertain tax positions. During the three month period ended December 31, 2012, the liability related to uncertain tax positions was increased for interest accrued on those positions.

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
Assumptions/Approach Used: Numerous judgments and assumptions are inherent in the determination of future taxable income and tax return filing positions that we take, including factors such as future operating conditions. As of December 31, 2012, management considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2012, management determined that it is more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in the U.S. will be realized. As a result, the Company has no valuation allowance against any of its U.S. deferred tax assets.
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

As of December 31, 2012, management determined that it is more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in the U.S. will be realized. As a result, the Company has no valuation allowance against any of its U.S. deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, we had $73.3 million in unrestricted cash and cash equivalents, compared to $73.8 million as of September 30, 2012. During the three months period ended December 31, 2012, we received approximately $4.0 million from notes receivable, of which $3.6 million were collected on development agreements. Our working capital as of December 31, 2012 was $86.2 million compared to a working capital of $87.1 million at September 30, 2012. The decrease in working capital was primarily the result of a decrease in prepaid expenses and an increase in accounts payable and accrued expenses. During the three months ended December 31, 2012, we used $12.7 million million for capital expenditures of property and equipment compared to $8.0 million for the three months ended December 31, 2011 . In addition, we have $32.4 million outstanding and $37.0 million available for future borrowings under our Credit Agreement, subject to covenant restrictions (see the discussion of our Credit Agreement below). Availability under the Credit Agreement is reduced to the extent of a $3.5 million outstanding letter of credit.

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

As of December 31, 2012, our total contractual cash obligations were as follows (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Credit Agreement Term Loan(1)	$3,700	$7,400	$21,275	$—	$32,375
Estimated Interest Payments(1)	961	1,564	371	—	2,896
Operating Lease Obligations(2)	909	3,323	1,795	—	6,027
Purchase Commitments	27,210	—	—	—	27,210
Total(3)	$32,780	$12,287	$23,441	$—	$68,508

(1)	Consists of amounts borrowed under the term loan to our Credit Agreement at the Eurodollar rate plus the applicable spread (2.98% as of December 31, 2012).

(2)	Consists of operating leases for our facilities and office equipment.

(3)
Uncertain tax position liabilities of $1.6 million as of December 31, 2012 are excluded from the contractual obligations table because the Company cannot make a reasonably reliable estimate of the period in which a cash settlement may be reached with the respective taxing authority.

During the three months ended December 31, 2012, we generated $14.6 million in cash from our operations, an increase of $645,000, or 4.6%, from $13.9 million during the same period of 2011. The increase was primarily the result of a $1.3 million increase in net income and a increase of $306,000 in stock comp expense, partially offset by a decrease of $1.7 million in amortization and depreciation.

Cash used in investing activities increased $7.3 million, or 103.8%, to $14.4 million, in the three months ended December 31, 2012, from $7.1 million during in three months ended December 31, 2011. The increase was primarily the result of increases in advances under development agreements of $3.3 million and in capital expenditures of $4.6 million, partially offset by an increase in repayments under development agreements of $1.2 million.

Additions to property and equipment and leased gaming equipment consisted of the following:

	Three Months Ended December 31,
	2012	2011
	(In thousands)
Gaming equipment	$11,832	$6,711
Third-party gaming content licenses	800	635
Other	22	666
Additions to property and equipment and leased gaming equipment	$12,654	$8,012

Cash used by financing activities increased by $942,000, or 326.0%, to $653,000 during three months ended December 31, 2012, from cash provided by financing activities of $289,000 in the same period of fiscal 2011. The decrease was primarily the result of a $141,000 increase in the purchase of treasury stock and a $801,000 decrease of proceeds related to the exercise of stock options during the three months ended December 31, 2012 compared to three months ended 2011.

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

Credit Agreement

The Company’s Credit Agreement, long-term debt consisted of the following:

	December 31, 2012	September 30, 2012
	(In thousands)
Term loan facility	$32,375	$37,000
Less: current portion of long-term debt	(3,700)	(3,700)
Long-term debt, less current portion	$28,675	$33,300

On August 3, 2011, the Company entered into an amended and restated credit agreement with Comerica Bank in its capacity as administrative agent and lead arranger and Wells Fargo Bank, N.A., as syndication agent (the "Credit Agreement"), to provide the Company a $74.0 million credit facility which replaced its previous credit facility with Comerica Bank in its entirety. The Credit Agreement consists of three facilities: an approximately $20.6 million revolving credit facility, a $37.0 million term loan, and an approximately $16.4 million draw-to term loan. The Credit Agreement, and advances made thereunder, mature on August 3, 2016. The term loan is amortized on a straight-line basis over a ten-year period, payable in equal quarterly installments of $925,000. The revolving credit facility and the draw-to term loan provide the Company the ability to finance development and placement agreements, acquisitions, and working capital for general corporate purposes. As of December 31, 2012, $32.4 million was outstanding on the term loan which bore interest at 2.98%. No amounts were outstanding on the revolving credit facility and the draw-to term loan; however each facility had approximately $20.6 million and $16.4 million, respectively, available for borrowings as of December 31, 2012. The Company has the ability to draw on the draw-to term loan until February 3, 2014 and on the revolving credit facility until maturity of the credit agreement on August 3, 2016.

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

The Credit Agreement generally places restrictions on our ability to declare or make any dividends, payments or other distributions. Any such distribution may be made pursuant to the terms of our Credit Agreement if such distribution is in cash and if we remain in compliance with both the primary financial covenants of our Credit Agreement (the total leverage ratio and the fixed charge coverage ratio) and such distribution does not cause an event of default.

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

Stock Repurchase Authorizations

On November 15, 2012, the Company announced that its Board of Directors had authorized a program to repurchase up to $40 million of our outstanding common stock over a three-year period. During the three months ended December 31, 2012, we purchased 145,000 shares of our common stock for approximately $2.0 million at an average cost of $13.95 per share, exclusive of broker fees. From the inception of the program in December 2010 through December 31, 2012, the Company has purchased approximately 2.4 million shares of its common stock for $13.9 million at an average cost of $5.90 per share, exclusive of broker fees. At December 31, 2012, approximately $38.0 million remained on the repurchase authorization. Pursuant to the authorization, the Company may purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance with Company policies and applicable securities laws.  In addition, the Company has established a 10b5-1 plan, pursuant to which some of the purchases could be made from time to time in the open market, subject to certain pricing parameters. The actual number of shares to be purchased, if any, will depend upon market conditions and purchases are subject to the Company's Credit Agreement. Any shares purchased will be held in the Company’s treasury for possible future use.

Stock-Based Compensation

At December 31, 2012, we had approximately 3.6 million options to purchase common stock outstanding, with exercise prices ranging from $1.61 to $18.71 per share, of which, approximately 1.9 million of the outstanding options to purchase common stock were exercisable.

During the three months ended December 31, 2012, options to purchase 3,500 shares of common stock were granted at a weighted average exercise price of $15.29 per share, and we issued 298,983 shares of common stock as a result of stock option exercises with a weighted average exercise price of $4.77. The Company also granted to certain employees restricted stock units in the aggregate of 116,300 shares during the three months ended December 31, 2012 at an average fair value per share of $14.78.

At December 31, 2011, we had approximately 5.0 million options to purchase common stock outstanding, with exercise prices ranging from $1.61 to $18.71 per share, of which, approximately 2.2 million of the outstanding options to purchase common stock were exercisable.

During the three-months ended December 31, 2011, options to purchase 1.1 million shares of common stock were granted at a weighted average exercise price of $6.86 per share, and we issued 651,118 shares of common stock as a result of stock option exercises with a weighted average exercise price of $4.76.

SEASONALITY

We believe our operations are not materially affected by seasonal factors, although we have experienced fluctuations in our revenues from period to period.

CONTINGENCIES

For information regarding contingencies, see “Consolidated Financial Statements – Note 14 - Commitments and Contingencies” and “PART II – Item 1. Legal Proceedings.”

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2012, the Company had an outstanding letter of credit issued under our domestic credit facility to ensure payment of a bond to certain Mexican taxing authorities in the amount of $3.5 million.  Such off-balance sheet arrangements are not reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources. See Note 14 of the Notes to Consolidated Financial Statements "Commitments and Contingencies."

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of business, primarily associated with interest rate fluctuations and foreign currency exchange rates, primarily with respect to our operations in Mexico. Effective as of November 30, 2012, we sold our remaining units in Mexico to our Mexico customer, and no longer operate any units in Mexico; we may, however, be subject to certain business expenses in Mexico as our foreign entities continue to exist. Accordingly, there have been no material changes in our assessment of sensitivity to market risk since those described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

As of December 31, 2012, we had total debt outstanding of $32.4 million at an effective interest rate of 2.98%, compared to $33.3 million at an effective interest rate of 3.23% as of September 30, 2012. Accordingly, there have been no material changes in our assessment of interest rate risk since those described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2012.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting identified in management’s evaluation during the first quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 3.	LEGAL PROCEEDINGS

In addition to the below, we may be the subject of various pending and threatened claims in the ordinary course of business.

Alabama Litigation. We are currently involved in two lawsuits, as further described below, related to our former charity bingo operations in the State of Alabama. While we believe that these lawsuits are not material from a pure damages perspective, a finding in either of these cases that electronic charity bingo was illegal in Alabama during the pertinent time frame could potentially have material adverse regulatory consequences for us in other jurisdictions in which we operate. The lawsuits are currently pending in federal court, and include claims related to the alleged illegality of electronic charity bingo in the State of Alabama.

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

Regarding the 2007 tax period, on November 19, 2010, Multimedia Games de Mexico filed before the South Legal Matters Local Administration for the Federal District of the Tax Administration Service an administrative appeal against the resolutions set forth by the South Auditing Local Administration for the Federal District of the Tax Administration Service in ruling number 500-74-02-04-03-2010-9403, which assessed an income and value added tax deficiency of approximately $14.8 million to Multimedia Games de Mexico for the 2007 tax year. In ruling number 600-27-00-02-00-2011 MAIB - 13370, issued by the South

Legal Matters Local Administration for the Federal District of the Tax Administration Service, the Mexican tax authorities ruled on the appeal and reduced the total amount assessed for the 2007 year to approximately $2.8 million. On December 14, 2011, Multimedia Games de Mexico filed before the Federal Tribunal of Fiscal and Administrative Justice (Tax Court) a lawsuit against the remaining $2.8 million assessment for 2007. The lawsuit was remitted for its study and resolution to the Eleventh Regional Metropolitan Division of the Federal Tribunal of Fiscal and Administrative Matters (Tax Court), and was registered under docket number 31987/11-17-11-8. In January 2012, a bond of $2.8 million, using a $3.5 million standby letter of credit issued under our domestic credit facility, was provided to the North Collecting Local Administration for the Federal District of the Tax Administration Service as collateral for the potential assessment based on the taxing authorities' current estimate of the tax due. The Tax Court has reviewed the evidence and on September 19, 2012 issued its decision and upheld the previous ruling against the Company.  On October 31, 2012, Multimedia Games de Mexico filed an appeal which will be sent to the Federal Court of Mexico for its resolution.

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
For the three months ended December 31, 2012 and 2011, approximately 25% and 32%, respectively, of our total net revenues (net of accretion) were from one customer. Our relationship with that customer is largely governed by multiple development or placement fee agreements. Under our development and placement fee agreements, we secure a long-term revenue share percentage and a fixed number of player terminal placements in our customer's facility, in exchange for funding the development and construction of the gaming facility. Some of these agreements are set to terminate pursuant to their terms during the next several years and we may not be able to renegotiate new or substantially similar agreements with that customer. A material decrease in our revenue share with our largest customer would have a material and adverse effect upon our financial condition and results of operations.

We have a significant concentration of revenues in Oklahoma and changes in economic, regulatory and licensing conditions in Oklahoma may adversely affect our business.
For the three months ended December 31, 2012 and 2011, approximately 35% and 43%, respectively, of our total net revenues (net of accretion) were from Native American tribes located in Oklahoma. A significant concentration of our revenue comes from Oklahoma, and local economic, regulatory and licensing changes may adversely affect our Oklahoma customers, and therefore our development and placement fee agreements and our business, disproportionately to changes in national economic conditions, including adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, and to expand in the Oklahoma market, the loss of Oklahoma tribes as customers, including our largest customer, would have a material and adverse effect upon our financial condition and results of operations. In addition, legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe previously avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. The State of Oklahoma permits other types of gaming, both at Native American tribal gaming facilities and at Oklahoma racetracks, and many of our competitors now seek entry into this market. The loss of significant market share to these new gaming opportunities or the increased presence of our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.  We believe that the introduction of our competitor’s more aggressive Class II machines, with characteristics of traditional slot machines, into the Oklahoma Class II market has adversely affected our operating results and market position in that state and may continue to do so in the future.

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
Our Mexican operations are subject to a value added tax, or VAT, which has been applied to the imports of products originating outside of Mexico. We have an outstanding VAT receivable from the Mexican taxing authority primarily related to VAT levied on product shipments for 2006 and 2007.  At December 31, 2012 and September 30, 2012, the Company’s VAT receivable was $2.7 million and $3.5 million, respectively.  The Mexican taxing authority has ruled on 2006 and 2007 and has challenged the registration of certain of our transactions that have generated approximately $397,000 in VAT receivable.  Although we have fully reserved the VAT receivable, we have also formally contested these rulings. The final resolution of the contested balances remains uncertain and may adversely affect the carrying value of the receivable. In addition, the Mexican taxing authorities have completed income tax audits for the 2006 and 2007 periods and have ruled that a revised assessment of approximately $2.8 million should be issued for the 2007 period. We have established a reserve for this assessment but continue to defend this matter. An adverse determination could result in additional foreign income tax expense, which may adversely affect our financial condition, operating results or cash flow.

We are subject to extensive regulation in the State of Nevada and other jurisdictions and the cost of compliance or failure to comply with such regulations may adversely affect our business, and may limit our existing operations or have a negative impact on our ability to grow, which could be materially adverse to our business and prospects.
Our operation of gaming activities, including the sale and manufacture of gaming devices, is subject to extensive regulation by the jurisdictions where we operate.  These laws, regulations, and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability, and character of the owners, officers, and directors of the Company, as well as those persons financially interested or involved in gaming operations.  As such, gaming regulators can require us to cease operations in that jurisdiction.  In addition, unsuitable activity on our part or on the part of our subsidiaries or affiliates in any jurisdiction could have a negative effect on our ability to continue operating in other jurisdictions. In addition, we are subject to the possible increase at any time by various state and federal legislatures and officials of gaming taxes or fees, which could adversely affect our results.  For a summary of gaming regulations that could affect our business, see "Part I - Item 1. Business - Gaming Regulation and Licensing" as set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
Our ability to conduct our existing traditional business, expand operations, develop and distribute new products, games and systems, and expand into new gaming markets is also subject to significant federal, state, local, Native American, and foreign regulations. In the United States and many other countries, gaming must be expressly authorized by law. Once authorized, such activities are subject to extensive and evolving governmental regulation. While we seek to comply with the standards and regulations set forth by each jurisdiction, a government agency or court could disagree with our interpretation of these standards and regulations, could determine that the manufacture and use of certain of our electronic player terminals, and perhaps other key components of our gaming systems that rely to some extent upon electronic equipment to run a game, constitute illegal gaming. An adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for us in other jurisdictions, including with gaming regulators, and our business, operating results and prospects could suffer and we and our officers and directors could be subject to significant fines and penalties. Furthermore, the failure to become licensed, or the loss or conditioning of a license, in one market may have the adverse effect of preventing licensing in other markets or the revocation of licenses we already maintain.
As we expand into new markets, we expect to encounter business, legal, operational and regulatory uncertainties as well as additional responsibilities. As we enter new jurisdictions, we are subject to increasing legal, regulatory and reporting requirements that will require substantial additional resources, such as new licenses, permits and approvals, including third-party certifications that our games comply with a particular jurisdiction's stated regulations, in order to meet our expectations for new market entry, and such licenses, permits or approvals may not be timely granted to us, or granted to us at all, which could have a material effect on our business in general and new market entry specifically. Obtaining and maintaining all required licenses, findings of suitability, registrations, permits or approvals is time consuming, expensive, and potentially distracting to management. As we enter new jurisdictions, our reporting systems will need to be developed and/or updated, and we may fail to provide timely or adequate notifications or reporting requirements within these new jurisdictions, which could have adverse regulatory consequences for us in that, or in other, jurisdictions, which could affect our business. In addition, entry into new markets may require us to make changes to our gaming systems to ensure that they comply with applicable regulatory requirements.
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
If we are unable to keep pace with rapid innovations in new technologies or product design and deployment or if we are unable to quickly adapt our development, manufacturing, or sales processes to compete, our business and results of operation could be negatively impacted.
Our success is dependent on our ability to develop and sell new products and systems that are attractive not only to our customers, but also to their customers, the end players.  If our gaming devices do not appeal to customers, or if our gaming devices do not meet or sustain revenue and profitability of contractual obligations and expectations, our gaming devices may be replaced by our competitors' devices. Additionally, we may be unable to enhance existing products in a timely manner in response to changing regulatory, legal or market conditions or customer requirements, or new products or new versions of our existing products may not achieve market acceptance in new or existing markets. Furthermore, as we attempt to generate new streams of revenue by selling units to new customers in new jurisdictions we may have difficulty implementing an effective sales strategy for jurisdictional specific games. Our failure to successfully implement an effective sales strategy could cause our future operating results to vary materially from what management has forecast. Therefore, our future success depends upon our ability to design, market and sell technologically sophisticated products that meet our customer's needs regarding, among other things, ease of use and adaptability, but also that are unique and entertaining such that they achieve high levels of player appeal and sustainability. If we fail to keep pace with our competitors, our business could be adversely affected.

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
Additionally, Native American tribes generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States.  Before we can sue or enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe, the Native American tribe must effectively waive its sovereign immunity with respect to the matter in dispute, which we are not always able to obtain.  For example, our largest customer, who accounts for 25% of our total net revenues (net of accretion) as of December 31, 2012, has not given us a waiver of sovereign immunity.  Without a limited waiver of sovereign immunity, or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract.  Even if the waiver of sovereign immunity by a Native American tribe is deemed effective, there will be an issue as to the forum in which a lawsuit can be brought against the Native American tribe.  Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native American tribes and we may be unable to enforce any arbitration decision effectively.
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
We have gaming units not deployed as of December 31, 2012, which are considered part of our rental pool. This rental pool is available for deployment in new or existing customer facilities. If the opening of a new facility is altered negatively or the expansion, reduction or closing of an existing facility occurs, the realizable value of these assets could be adversely impacted. In such instances we may be required to recognize impairment charges on these assets.

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
In recent years, we have conducted business in several countries, including Mexico, Israel, Malta, and Canada. The Maltese operations have ceased, the Israeli operations are immaterial from a financial perspective, the Canadian business has been project-oriented to date, and we have sold our remaining units in Mexico; however, we may continue to seek growth in the international market and continue to have subsidiary corporations in Mexico.
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
Our network is susceptible to outages due to fire, floods, power loss, break-ins, cyberattacks and similar events. We have multiple site back‑up for our services in the event of any such occurrence, but our data, and therefore our business, our systems, or our games, could be adversely affected for an extended period, thereby affecting revenue and goodwill. Despite our implementation of network security measures, our servers are vulnerable to computer viruses and break-ins. Disruptions to our computer systems from unauthorized use, tampering or otherwise could have a material adverse effect on our business, operating results and financial condition. In addition, portions of our gaming network are often integrated with our customers' networks, which are outside of our control, but could affect our own network. There is also a risk that our customers’ house networks could be compromised, which could impact our customers' operations, and their revenues, which could conversely adversely affect our own revenue.
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
If we do not meet contract deadlines or specifications as a result of these issues or otherwise, we may need to renegotiate contracts on less favorable terms, be forced to pay penalties or liquidated damages or suffer major losses if the customer exercises its right to terminate. We are parties to certain agreements that could require us to pay damages resulting from loss of revenues if our systems are not properly functioning, or as a result of a system malfunction or an inaccurate pay table. For example, our agreement with the New York State Division of the Lottery permits termination of the contract at any time for failure by us or our system to perform properly, and any such unforeseen downtime could subject us to liquidated damages. In addition, if we fail to meet the terms specified in our contracts we may not realize their full benefits. Failure to perform under any contract could result in substantial monetary damages, as well as contract termination. Our results of operations are dependent on our ability to maximize our earnings from our contracts.

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
Other provisions of Texas law and our Bylaws may have the effect of delaying or preventing a change in control or acquisition, whether by means of a tender offer, business combination, proxy contest, or otherwise. Our Bylaws include certain procedural requirements governing the nomination of directors and proposals of other business by shareholders and shareholder meetings. These provisions could have the effect of delaying or preventing a change in control.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Common Shares by the Company

The following table provides information relating to our purchases of our common shares for the three months ended December 31, 2012:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
December 3, 2012 -December 31, 2012	144,991	$13.95	144,991	$38 million
Total	144,991		144,991

(1)
On November 15, 2012, the Company announced that the Board of Directors of the Company had approved a plan to repurchase up to $40 million of the Company’s outstanding common stock over the next three year period (the "Share Repurchase Program") which replaced a December 2010, $15 million repurchase authorization that was due to expire in December 2013 and which had approximately $3.1 million remaining. Pursuant to the authorization, the Company may purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance with Company policies and applicable securities laws.   In addition, the Company has established a 10b5-1 plan, pursuant to which some of the purchases could be made from time to time in the open market, subject to certain pricing parameters. The actual number of shares to be purchased, if any, will depend upon market conditions and purchases are subject to the Company's Credit Agreement. Any shares purchased will be held in the Company’s treasury for possible future use.

ITEM 6.                 EXHIBITS

(a)           Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	January 30, 2013	Multimedia Games Holding Company, Inc.

		By:	/s/ Adam Chibib
Adam Chibib
Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

		By:	/s/ Kevin W. Mischnick
Kevin W. Mischnick
Vice President - Finance
(Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by reference herein
EXHIBIT NO.	DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE
10.1†	Executive Employment Agreement with Todd McTavish, dated December 12, 2012	8-K	000-28318	10.1	01/02/13
31.1 *	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document**
101.SCH*	XBRL Taxonomy Extension Schema Document**
101.CAL*	XBRL Taxonomy Calculation Linkbase Document**
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document**

†	Management contract or compensatory plan or arrangement.
*	Filed herewith.
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