Form 10-Q
period 2013-03-31
MULTIMEDIA GAMES HOLDING COMPANY, INC.
filed 2013-04-30
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
OR

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

As of April 25, 2013, there were 28,867,654 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1.        FINANCIAL STATEMENTS

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2013 and September 30, 2012
(In thousands, except shares)
(Unaudited)

	March 31, 2013	September 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$81,486	$73,755
Accounts receivable, net of allowance for doubtful accounts of $313 and $266, respectively	23,866	17,503
Inventory	8,719	7,083
Current portion of notes receivable, net	1,955	8,024
Deferred tax asset	8,248	8,248
Prepaid expenses and other	4,101	6,837
Total current assets	128,375	121,450
Property and equipment and leased gaming equipment, net	70,005	57,924
Notes receivable - non-current	5,128	733
Intangible assets, net	37,273	37,664
Value added tax receivable, net of allowance of $755 and $722, respectively	2,981	3,511
Deferred tax asset - non current	2,247	2,418
Other assets	2,298	2,275
Total assets	$248,307	$225,975
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,700	$3,700
Accounts payable and accrued liabilities	28,811	30,192
Federal and state income tax payable	2,167	—
Deferred revenue	285	483
Total current liabilities	34,963	34,375
Long-term debt, less current portion	27,750	29,600
Long-term deferred tax liability	6,320	6,320
Other long-term liabilities	511	660
Total liabilities	69,544	70,955
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 37,245,384 and 36,296,027 shares issued, and 28,885,304 and 28,183,549 shares outstanding, respectively	372	363
Additional paid-in capital	118,368	107,751
Treasury stock, 8,360,080 and 8,112,478 common shares at cost, respectively	(65,716)	(62,048)
Retained earnings	125,739	109,283
Accumulated other comprehensive loss, net	—	(329)
Total stockholders’ equity	178,763	155,020
Total liabilities and stockholders’ equity	$248,307	$225,975

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2013 and 2012
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
REVENUES:
Gaming operations	$33,406	$29,043
Gaming equipment and system sales	12,787	10,114
Other	378	375
Total revenues	46,571	39,532
OPERATING COSTS AND EXPENSES:
Cost of gaming operations revenue(1)	3,263	3,005
Cost of equipment and system sales	5,381	4,175
Selling, general and administrative expenses	11,575	12,276
Research and development	4,288	3,896
Amortization and depreciation	8,143	9,512
Total operating costs and expenses	32,650	32,864
Operating income	13,921	6,668
OTHER INCOME (EXPENSE):
Interest income	144	559
Interest expense	(293)	(357)
Other Income	23	129
Income before income taxes	13,795	6,999
Income tax expense	(4,452)	(181)
Net income	$9,343	$6,818

Basic income per common share	$0.33	$0.25
Diluted income per common share	$0.31	$0.24

Other comprehensive income:
Foreign Currency translation adjustments	—	331
Comprehensive income	$9,343	$7,149

Shares used in net income per common share:
Basic	28,666	27,251
Diluted	30,348	28,655
________________________________

(1)
Cost of gaming operations revenues exclude depreciation and amortization of gaming equipment, content license rights and other depreciable assets, which are included separately in the amortization and depreciation line item.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
For the Six Months Ended March 31, 2013 and 2012
(In thousands, except per share data)
(Unaudited)

	Six Months Ended
	March 31,
	2013	2012
REVENUES:
Gaming operations	$63,380	$53,944
Gaming equipment and system sales	26,791	19,707
Other	702	676
Total revenues	90,873	74,327
OPERATING COSTS AND EXPENSES:
Cost of gaming operations revenue(1)	6,450	5,931
Cost of equipment and system sales	11,566	8,333
Selling, general and administrative expenses	22,918	23,024
Research and development	8,469	7,374
Amortization and depreciation	16,107	19,202
Total operating costs and expenses	65,510	63,864
Operating income	25,363	10,463
OTHER INCOME (EXPENSE):
Interest income	314	1,012
Interest expense	(589)	(729)
Other Income	33	1,048
Income before income taxes	25,121	11,794
Income tax benefit (expense)	(8,665)	806
Net income	$16,456	$12,600

Basic income per common share	$0.58	$0.46
Diluted income per common share	$0.54	$0.44

Other comprehensive income:
Foreign Currency translation adjustments	—	180
Comprehensive income	$16,456	$12,780

Shares used in net income per common share:
Basic	28,568	27,454
Diluted	30,252	28,577
________________________________

(1)
Cost of gaming operations revenues exclude depreciation and amortization of gaming equipment, content license rights and other depreciable assets, which are included separately in the amortization and depreciation line item.

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2013 and 2012
(In thousands)
(Unaudited)

	Six Months Ended
	March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,456	$12,600
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and depreciation	16,107	19,202
Accretion of contract rights	3,955	3,829
Share-based compensation	1,855	1,510
Other non-cash items	1,307	800
Deferred income taxes	171	—
Interest income from imputed interest	(265)	(797)
Changes in operating assets and liabilities	(4,524)	491
NET CASH PROVIDED BY OPERATING ACTIVITIES	35,062	37,635

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(25,534)	(19,532)
Acquisition of intangible assets	(4,070)	(2,719)
Advances under development and placement fee agreements	(8,535)	(13,365)
Repayments under development agreements	7,555	7,479
NET CASH USED IN INVESTING ACTIVITIES	(30,584)	(28,137)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	8,771	4,983
Principal payments of long term debt	(1,850)	(1,850)
Proceeds from capital leases	—	366
Principal payments of capital leases	—	(34)
Purchase of treasury stock	(3,668)	(1,884)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,253	1,581

EFFECT OF EXCHANGE RATES ON CASH	—	(85)
Net increase in cash and cash equivalents	7,731	10,994
Cash and cash equivalents, beginning of period	73,755	46,710
Cash and cash equivalents, end of period	$81,486	$57,704

SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$467	$571
Income tax paid (refunded), net	$2,823	$(946)
NON-CASH TRANSACTIONS:
Change in contract rights resulting from imputed interest on development agreement notes receivable	$308	$65
Transfer of leased gaming equipment to inventory	$1,323	$2,496

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

The Company's product line and markets include Class II and Class III gaming facilities operated by Native American and commercial casinos and the Company derives the majority of its gaming revenues from participation, development, and placement fee agreements, all of which operate on a participation, or revenue share, basis. The Company enters into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities. All or a portion of the funds provided under development agreements are reimbursed to the Company, while funding under placement fee agreements is not reimbursed. Under these agreements, the Company places player terminals and systems as well as its proprietary and other licensed game content at a customer's facility in return for a share of the revenues that these terminals and systems generate or for a fixed daily lease fee. For more information on our development, placement and participation arrangements, please see "Results of Operations" in Part 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” below.

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

Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes contained within the Company’s Annual Report on Form 10-K for the year ended September 30, 2012. The unaudited condensed consolidated financial statements included herein as of March 31, 2013, and for each of the three and six month periods ended March 31, 2013 and 2012, have been prepared by the Company pursuant to accounting principles generally accepted in the United States ("U.S. GAAP"), and the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the period ended March 31, 2013 are not necessarily indicative of the results which will be realized for the year ending September 30, 2013. References to specific U.S. GAAP within this report cite topics within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). We have evaluated all subsequent events through the date that the condensed consolidated financial statements were issued.  The condensed consolidated balance sheet as of September 30, 2012 was derived from the audited consolidated financial statements as of that date.

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

Reclassifications
Reclassifications were made to the prior-period financial statements to conform to the current period presentation. A portion of "cost of gaming operations revenue" was reclassified from "selling, general and administrative expenses" and "research and development" on the condensed consolidated statements of operations and other comprehensive income. On the condensed consolidated statements of cash flows, "transfer of leased gaming equipment to inventory" was combined with "acquisition of property and equipment and leased gaming equipment." These reclassifications did not have an impact on the Company’s previously reported results of operations or earnings per share amounts. Additionally, these reclassifications did not impact compliance with any applicable debt covenants in the Company’s credit agreement.

Revenue Recognition
The Company derives revenue from the following sources:

■	Gaming Operations
Participation, development, placement fee, or lease revenue generated from the Company’s commercial products, Class III products, Native American Class II products, and other bingo products, lottery systems, and Class III back office systems

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

See below in "Gaming Equipment and Systems Sales" and in Item 2. "Management's Discussion and Analysis - Critical Accounting Policies and Estimates" for more information on how the Company recognizes revenue in multiple deliverable arrangements.

Gaming Operations
The majority of the Company’s gaming revenue is generated by its gaming operations under development, placement, and participation arrangements where the Company provides its customers with player terminals, player terminal-content licenses and back-office equipment, collectively referred to herein as leased gaming equipment. Under these arrangements, the Company retains ownership of the leased gaming equipment installed at customer facilities, and the Company receives revenue based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee based on the number of player terminals installed at the facility. Revenue from lease participation or daily fee arrangements are considered both realizable and earned at the end of each gaming day.

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

The majority of the Company’s multiple element sales contracts are for some combination of gaming equipment, player terminals, content, system software, license fees, ancillary equipment and maintenance. ASU No. 2009-13 states that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet both of the following criteria:

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

Generally, player terminal sales include ancillary equipment, such as networking gear, bases, chairs, and occasionally signage, some of which may be necessary for the full functionality of the player terminals in a casino. This ancillary equipment comprises an install kit which is shipped simultaneously with the player terminals. Although our products are analyzed as multiple deliverable arrangements, revenue for the player terminal and ancillary equipment is not recognized until all elements essential for the functionality of the product have been shipped or delivered. This includes game theme software and essential ancillary equipment. If elements that are not essential to the functionality of the player terminals are shipped after the unit, such as signage, chairs, or bases, these items would be classified as deferred revenue until shipped or delivered.

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

Management reviews long-lived asset classes for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. During the three-month periods ended March 31, 2013 and 2012 in the ordinary course of business or upon reviewing the nature of the assets, the Company charged operations by recording reserves or writing off $64,000 and $162,000, respectively, of property and equipment and leased gaming equipment. During the six-month periods ended March 31, 2013 and 2012 the Company wrote-off or recorded reserves of $242,000 and $591,000, respectively.

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

Other Assets
Other assets consist of restricted cash, long-term prepaids, and refundable deposits. At March 31, 2013 and September 30, 2012, the restricted cash balances were $511,000 and $618,000, respectively, representing the fair value of investments held by the Company's prize fulfillment firm related to outstanding MegaBingo® jackpot prizes.

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

Other Long-Term Liabilities
Other long-term liabilities include investments held at fair value by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities and the long-term portion of deferred revenue.  The long-term liabilities were $511,000 and $660,000 as of March 31, 2013 and September 30, 2012, respectively. The majority of which is related to the prize fulfillment annuities.

Other Income
Other income primarily resulted from a gain on the exchange of used equipment with our third party equipment suppliers, as well as net gains incurred on foreign currency transactions primarily related to the Company's former Mexico operations (see also, Note 11, "Termination of Mexico Operations"). For the three month periods ended March 31, 2013 and March 31, 2012 other income was $23,000 and $129,000 respectively. For the six months ended March 31, 2013 and March 31, 2012, other income was $33,000 and $1.0 million respectively.

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

Research and development costs for the three and six month periods ended March 31, 2013 were $4.3 million and $8.5 million, respectively and for the three and six month periods ended March 31, 2012 were $3.9 million and $7.4 million.

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

•	Level 1 - quoted prices in an active market for identical assets or liabilities;

•
Level 2 - quoted prices in an active market for similar assets or liabilities, inputs other than quoted prices that are observable for similar assets or liabilities, inputs derived principally from or corroborated by observable market data by correlation or other means; and

•	Level 3 - valuation methodology with unobservable inputs that are significant to the fair value measurement.

The following summarizes the valuation of certain of the Company's financial assets and liabilities as of March 31, 2013 and September 30, 2012, based on the fair value hierarchy:

	Fair Value Measurements using
	Level 1	Level 2	Level 3	Total
March 31, 2013
Assets:
Cash Equivalents:
Money market funds	$51,983	$—	$—	$51,983
Total	$51,983	$—	$—	$51,983

Liabilities:
Long-term debt	$—	$31,450	$—	$31,450
Total	$—	$31,450	$—	$31,450

September 30, 2012
Assets:
Cash Equivalents:
Money market funds	$41,937	$—	$—	$41,937
Total	$41,937	$—	$—	$41,937

Liabilities:
Long-term debt	$—	$33,300	$—	$33,300
Total	$—	$33,300	$—	$33,300

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

3.	The type or class of customer for their products and services

4.	The methods used to distribute their products or provide their services

5.	The nature of the regulatory environment, if applicable

The Company is engaged in the business of designing, manufacturing, and distributing gaming machines, video lottery terminals, and associated systems and equipment, as well as the maintenance of these machines and equipment.  The Company also supplies the central determinant system for the video lottery terminals installed at racetracks in the State of New York. The Company's production process is essentially the same for the entire Company and is performed via outsourced manufacturing partners, as well as in-house manufacturing performed primarily at its warehouse and assembly facility in Austin, Texas. The Company's customers consist of entities in the business of operating gaming, bingo or lottery facilities, and include Native American tribes and commercial entities licensed to conduct such business in their jurisdictions. The distribution of the Company's products is consistent across the entire Company and is generally performed by third-party transportation companies.  The regulatory environment is similar in every jurisdiction in that gaming is regulated and its games must meet the regulatory requirements established. In addition, the economic characteristics of each customer arrangement are similar in that the Company obtains revenue via a revenue share arrangement or direct sale of product or service, depending on the customer’s need.  These sources of revenue are consistent with respect to both product line and geographic area.

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

Costs of Computer Software
Software development costs have been accounted for in accordance with ASC Topic 985, “Software.”  Under ASC Topic 985, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized software development costs of approximately $2.0 million and $1.3 million for the three month periods ended March 31, 2013 and 2012, respectively, and $4.0 million and $2.6 million during the six month periods ended March 31, 2013 and 2012, respectively. Software development costs primarily consist of personnel costs and gaming lab testing fees. The Company begins to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, not to exceed five years. Amortization of software development costs is included in amortization and depreciation in the accompanying consolidated statements of operations and other comprehensive income.

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

The Company granted to certain of its employees the option to purchase, in the aggregate, 33,300 and 36,800 shares of the Company's common stock during the three and six-months ended March 31, 2013 at an average fair value per share price of $14.72 and $14.78, respectively. Total pretax share-based compensation for the three and six months ended March 31, 2013 was $995,000 and $1.9 million. Total pretax share-based compensation for the three and six months ended March 31, 2012 was $956,000 and $1.5 million.

As of March 31, 2013, $7.0 million of unamortized stock compensation expense, including estimated forfeitures, remained, which will be recognized over the vesting periods of the various stock option grants.

The Company also grants awards of restricted stock and restricted stock units. In accordance with ASC Topic 718 the Company records stock compensation for such awards at the full value of the award at the time of issuance over the vesting period of the award. The full value of the award is equivalent to the closing stock price of the Company's stock on the date of grant. The Company granted 42,500 and 158,800 restricted stock units for the three and six months ended March 31, 2013 at an average fair value per share price of $16.03 and $15.11, respectively, and 48,000 shares of restricted stock for the three and six months ended March 31, 2012 at an average fair value per share price of $10.16.

Foreign Currency Translation
The Company accounts for currency translation in accordance with ASC Topic 830, “Foreign Currency Matters.”  Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income, in accordance with ASC Topic 220, “Comprehensive Income.” Transactional currency gains and losses arising from transactions in currencies other than the Company’s local functional currency are included in the consolidated statements of operations and other comprehensive income in accordance with ASC Topic 830. The cumulative foreign currency translation adjustment was recognized during the three months ended December 31, 2012 upon the substantial liquidation of the Company's Mexico operations.

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted
In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU No. 2011-11") to require new disclosures about offsetting assets and liabilities which requires an entity to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU No. 2011-11 is for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company expects to adopt this guidance during its 2014 fiscal year and does not expect it will have a significant impact on its consolidated results of operations, financial condition and cash flows.

The Company believes there is no additional new accounting guidance adopted but not yet effective that is relevant to the readers of our condensed consolidated financial statements. However, several new Exposure Drafts and proposals are under development which, if and when enacted, may have a significant impact on the Company's consolidated financial statements.

3.      INVENTORY

Inventory consisted of the following:

	March 31, 2013	September 30, 2012
	(In thousands)
Raw materials and component parts, net of reserves of $719 and $800, respectively	$4,128	$3,653
Work in progress	3,272	2,472
Finished goods	1,319	958
Total Inventory	$8,719	$7,083

4.      NOTES RECEIVABLE

The Company’s notes receivable consisted of the following:

	March 31, 2013	September 30, 2012
	(In thousands)
Notes receivable from development agreements	$7,497	$8,526
Less imputed interest discount reclassed to contract rights	(414)	(370)
Notes receivable from equipment sales and other	—	601
Notes receivable, net	7,083	8,757
Less current portion	(1,955)	(8,024)
Notes receivable – non-current	$5,128	$733

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.  The notes receivable from development agreements balance includes a $6.5 million development agreement with the Chickasaw Nation for the Winstar Casino expansion entered into on November 19, 2012. Notes receivable from equipment sales consisted of financial instruments issued by customers for the purchase of player terminals and licenses, and were fully paid as of March 31, 2013. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the fair market value of such equipment, if repossessed, may be less than the note receivable outstanding.

5.  DEVELOPMENT AND PLACEMENT FEE AGREEMENTS

The Company enters into development and placement fee agreements to provide financing for new gaming facilities or for the expansion or improvement of existing facilities. All or a portion of the funds provided under development agreements are reimbursed to the Company, while funding under placement fee agreements is not reimbursed. In return for either development or placement fees, the facility dedicates a percentage of its floor space to placement of the Company's player terminals, and the Company receives a fixed percentage of those player terminals' hold per day over the term of the agreement which is generally for 12 to 83 months. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of the Company's guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the operating profits of the facility to be used to repay some or all of the advances recorded as notes receivable. Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the gaming facility. In the past the Company has, and in the future, the Company may, by mutual agreement, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset recovered for that particular development or placement fee agreement, if any, and the remaining net book value of the intangible asset is prospectively amortized on a straight-line method over the remaining estimated useful life.

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

On November 19, 2012, the Company entered into a new development agreement with the Chickasaw Nation to assist with the expansion of the Winstar Casino. As part of this agreement, the Company received the right to 150 unit placements for a period of 68 months in exchange for a refundable payment of $6.5 million. The payment was made in two equal installments in November 2012 and January 2013.

On March 7, 2013, the Company paid an approximately$2.0 million placement fee to the Chickasaw Nation to extend the placement of 201 units in six casino locations across Oklahoma for an additional term of 50 months.

Management reviews intangible assets related to development and placement fee agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstances the three and six month periods ended March 31, 2013, which required an impairment charge to the carrying value of intangible assets recorded in connection with development and placement fee agreements.

The following net amounts related to advances made under development and placement fee agreements and were recorded in the following balance sheet captions:

	March 31, 2013	September 30, 2012
Included in:	(In thousands)
Notes receivable, net	$7,083	$8,156
Intangible assets – contract rights, net of accumulated amortization	$28,914	$30,551

6.      PROPERTY AND EQUIPMENT AND LEASED GAMING EQUIPMENT

The Company’s property and equipment and leased gaming equipment consisted of the following:

	March 31, 2013			September 30, 2012
	Cost	Accum. Depr.	Net Book Value	Cost	Accum. Depr.	Net Book Value
	(In thousands)
Rental pool – deployed	$168,792	$(111,275)	$57,517	$169,262	$(122,439)	$46,823
Rental pool – undeployed (1)	18,811	(14,070)	4,741	42,320	(38,303)	4,017
Machinery and equipment	4,464	(1,381)	3,083	11,005	(7,864)	3,141
Computer software	5,054	(3,234)	1,820	6,712	(5,145)	1,567
Vehicles	2,815	(1,386)	1,429	2,640	(1,510)	1,130
Other	4,168	(2,753)	1,415	3,832	(2,586)	1,246
Total property and equipment and leased gaming equipment	$204,104	$(134,099)	$70,005	$235,771	$(177,847)	$57,924
______________________________________

(1)
Gaming equipment and third-party gaming content licenses begin depreciating when they are available for customer use. Property and equipment and leased gaming equipment is depreciated as follows: Rental pool – deployed and undeployed, 2 to 4years; Machinery and equipment, 5 to 7 years; Computer software, 3 to 5 years; Vehicles, 3 to 10 years; and Other, 3 to 7 years.

The Company recorded depreciation and amortization expense related to property and equipment and leased gaming equipment of $6.8 million and $13.4 million for the three and six month periods ended March 31, 2013, respectively, and $8.3 million and $17.0 million for the three and six month periods ended March 31, 2012, respectively. The Company periodically reviews the depreciable lives of its property and equipment and leased gaming equipment. During the first quarter 2013, the Company conducted such a review and analyzed the current age of leased gaming equipment on customers' floors, the current and historical replacement rate and the useful lives used for comparable assets by its competitors. The Company determined that because of two events that occurred during the beginning of fiscal 2013, the Company is now able to control the life cycles of its products; namely, the Company transitioned from a distributor to a manufacturer , and the beginning of fiscal year 2013 marked the three year anniversary of the deployment of the Company's proprietary wide-body cabinet, allowing the Company to better control its products' life cycles. Based on this review, the Company determined that a four year depreciable life on leased gaming equipment more accurately reflected the current age of leased gaming equipment on customer's' floors, the current and historical replacement rate, and the useful lives used for comparable assets by our competitors. Accordingly, the Company increased the depreciable lives of leased gaming equipment, both proprietary and third party machines, to four years from three years, effective October 1, 2012. The effect of this change increased operating income by approximately $2.2 million and net income by $1.4 million, or $0.05 per diluted share, for the three months ended March 31, 2013 and $4.3 million of operating income and $2.7 million of net income, or $0.09 per diluted share, for the six months ended March 31, 2013.

In accordance with ASC Topic 360, “Property, Plant, and Equipment,” the Company (i) recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows; and (ii) measures an impairment loss as the difference between the carrying amount and fair value of the asset. During the three months ended March 31, 2013, the Company did not experience a triggering event that would have caused an impairment analysis assessment.
During the three and six month periods ended March 31, 2013, the Company sold $64,000 and $242,000 of net book value related to the Company's proprietary units on trial or revenue share in our installed base. The majority of these sales were trial units that converted to a sale. In the same periods ended March 31, 2012, the Company disposed of, or wrote off, $162,000 and $591,000 of net book value related to third-party gaming content licenses, installation costs, and other equipment.
Leased gaming equipment consist of rental pool assets that are either placed under participation arrangements at customer facilities (rental pool – deployed) or warehoused by the Company for future deployment (rental pool – undeployed).

7.      INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following:

	March 31, 2013			September 30, 2012			Estimated Useful Lives
	(In thousands)
	Cost	Accum. Amort.	Net Book Value	Cost	Accum. Amort.	Net Book Value
Contract rights under development and placement fee agreements	$61,012	$(32,098)	$28,914	$58,694	$(28,143)	$30,551	1-7 years
Internally-developed gaming software	21,122	(13,235)	7,887	23,996	(17,423)	6,573	1-5 years
Patents and trademarks	5,932	(5,460)	472	5,875	(5,335)	540	1-5 years
Total intangible assets, net	$88,066	$(50,793)	$37,273	$88,565	$(50,901)	$37,664

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements or placement fees. The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the accompanying consolidated statements of operations and other comprehensive income.

Internally developed gaming software is accounted for under the provisions of ASC Topic 985 “Software” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally-developed games over a twelve month period, gaming engines over an eighteen month period, gaming systems over a three-year period, and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the three and six month periods ended March 31, 2013 amortization expense related to internally-developed gaming software was $1.3 million and $2.6 million, respectively, and $1.1 million and $2.0 million, respectively, for the three-and six-month periods ended March 31, 2012. During the three and six months ended March 31, 2013, the Company had write-offs related to internally-developed gaming software of $72,000 and $72,000, respectively, compared to write-offs of $23,000 and $42,000 for the three and six months ended March 31, 2012.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No triggering events were identified for the three months ended March 31, 2013.

8.  VALUE ADDED TAX RECEIVABLE

The Company's value added tax (VAT) receivable is a receivable from the Mexican taxing authority primarily related to a value added tax levied on product shipments originating outside of Mexico.  At March 31, 2013 and September 30, 2012, the Company’s VAT receivable was $3.0 million and $3.5 million, respectively.  The majority of the VAT receivable relates to equipment shipments that occurred in 2006 and 2007.
During initial operations within Mexico, the Company assumed that it would generate substantial future revenues, thus accumulating VAT payables within the country to offset against the initial and future VAT receivable balances. However, in 2009 the Company made the determination that such revenue generation would not occur at the levels necessary to offset its VAT receivable balances. Therefore, the Company proceeded to file initial refund requests for the 2006 and 2007 VAT receivable balances. This initial refund request spawned an audit by the Mexican taxing authorities and in 2010 the Company received rulings indicating that the Mexican taxing authority had challenged the registration of certain of the Company's transactions that generated a VAT receivable of approximately $419,000, all of which has been fully reserved.  Although the Company has fully reserved for the contested amounts, it has formally challenged these rulings, and continues to believe it has the necessary evidence for a reasonable defense.
The VAT audit results also revealed that certain months contained no contested balances, while other months contained one or more contested balances. In 2010 and 2011 the Company formally requested refunds for all months in which no contested balances arose from the audit, resulting in the receipt of approximately $3.6 million in refunds from those uncontested months. The Company's legal counsel suggested the Company wait to file on any portion of the contested months, until amounts were received from the uncontested months. In August 2012, the Company filed refund requests in the amount of $2.3 million for the remaining uncontested portions of 2006 and 2007. In November 2012, the Mexican taxing authority requested additional documentation which was supplied to them in December 2012. As of March 31, 2013, the Mexican taxing authority has given the Company no indication that the outstanding refund requests will be contested.

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consisted of the following:

	March 31, 2013	September 30, 2012
	(In thousands)
Trade accounts payable	$6,549	$8,800
Accrued expenses	8,324	7,270
Accrued bonus and salaries	8,092	8,044
Accrued foreign tax payable	2,824	2,824
Marketing reserve	1,909	2,185
Other	1,113	1,069
Accounts payable and accrued liabilities	$28,811	$30,192

On February 1, 2012, the Company's shareholders approved a Long-Term Incentive Program (LTIP) for certain members of the Company's executive management team. The LTIP has a performance stock component and performance cash component. The performance cash component is based on the three year performance of the Company for the 2012, 2013 and 2014 fiscal years. Pursuant to the LTIP, if the Company meets certain cumulative revenue and earnings per share performance goals, then those members of the executive management team named in the LTIP will receive a cash award. The LTIP specifies a Minimum, Target and Maximum award amount based on the cumulative revenue and earnings per share total. As of March 31, 2013, the Company believes that the Maximum award amount will be earned based on historical financial results and projected revenue and earnings per share amounts for the remaining period covered by the LTIP. Therefore, the Company has recorded approximately $2.4 million and $1.5 million in accrued bonuses for the performance cash component of the LTIP as of March 31, 2013 and September 30, 2012, respectively.

Separately from the VAT matter discussed in Note 8 above, during the fourth fiscal quarter of 2012, in response to appeals by the Company's Mexican subsidiary to the Federal Court of Mexico, the Company's Mexican subsidiary received additional rulings with respect to its outstanding federal tax audits for the tax years ending December 31, 2006 and 2007. These additional rulings confirmed the Mexico taxing authorities' original position with respect to the use of additional evidence and other documents by the Company to support the Company's claims. Based on these rulings, the Company believes that it is likely that the Mexico taxing authorities will be successful in assessing the Company an amount for these audits.

The Company has filed an appeal with the Federal Court of Mexico challenging these recent decisions. Specifically, on November 14, 2012, the Company filed an appeal with the Federal Court challenging the decision issued on October 9, 2012 for the 2006 tax year, and on October 31, 2012, the Company filed an appeal with the Federal Court challenging the decision issued on September 19, 2012 for the 2007 tax year. The total reserve recorded includes both income and non-income based taxes. For the three months ended March 31, 2013 and September 30, 2012, an estimated $1.6 million is associated with income based taxes, including related penalties and interest, and therefore has been accounted for as an uncertain tax position in accordance with ASC 740. The remaining $1.2 million is related to VAT and other taxes and fees assessed by the Mexican taxing authority caused by the underlying discrepancy in the calculated income, including related estimated interest and penalties. The Company has established a $2.8 million reserve based on its best estimates of a potential final assessment, and has determined not to further appeal the decision of the Tax Court with the Federal Court for the 2006 federal tax audit and to instead file a request for tax amnesty under a newly-announced program.

The tax amnesty program for the 2006 tax year includes partial forgiveness of taxes, and total or partial forgiveness of penalties and interest. The Company expects to file with the tax amnesty program before May 3, 2013 and expects to pay approximately $2,300 to settle the matter for the 2006 tax year. The Company continues to defend the matter for the 2007 tax year, but is considering applying for the tax amnesty program applicable for the 2007 tax year as well.

10.      CREDIT AGREEMENT AND LONG-TERM DEBT

The Company’s Credit Agreement, long-term debt consisted of the following:

	March 31, 2013	September 30, 2012
	(In thousands)
Term loan facility	$31,450	$33,300
Less: current portion of long-term debt	(3,700)	(3,700)
Long-term debt, less current portion	$27,750	$29,600

On August 3, 2011, the Company entered into an amended and restated credit agreement with Comerica Bank in its capacity as administrative agent and lead arranger and Wells Fargo Bank, N.A., as syndication agent (the "Credit Agreement") to provide the Company a $74.0 million credit facility which replaced its previous credit facility with Comerica Bank in its entirety. The Credit Agreement consists of three facilities: an approximately $20.6 million revolving credit facility, a $37.0 million term loan, and an approximately $16.4 million draw-to term loan. The Credit Agreement, and advances made thereunder, mature on August 3, 2016. The term loan is amortized on a straight-line basis over a ten-year period, payable in equal quarterly installments of $925,000. The revolving credit facility and the draw-to term loan provide the Company the ability to finance development and placement agreements, acquisitions, and working capital for general corporate purposes. As of March 31, 2013, $31.5 million was outstanding on the term loan which bore interest at 2.95%. No amounts were outstanding on the revolving credit facility or the draw-to term loan; however each facility had approximately $20.6 million and $16.4 million, respectively, available for borrowings as of March 31, 2013. The Company has the ability to draw on the draw-to term loan until February 3, 2014 and on the revolving credit facility until the maturity of the Credit Agreement on August 3, 2016. Availability under the Credit Agreement is reduced to the extent of a $3.5 million outstanding letter of credit.

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

Our Credit Agreement contains a Restricted Payments covenant that restricts the Company's ability to declare or make any distributions, dividend, payment or other distribution on account of our equity interests, subject to certain exceptions, including the payment of cash dividends, so long as pro forma for the payment of such dividends we are in compliance with the Credit Agreement's total leverage ratio and fixed charge coverage ratio financial covenants and no default or Event of Default has occurred and is continuing or would result in connection with such dividend.

As of March 31, 2013, the Company was in compliance with all loan covenants.

11.    TERMINATION OF MEXICO OPERATIONS

In December 2012, the Company entered into an agreement with its primary customer in Mexico to sell to the customer all of the customer's leased electronic gaming machines. As part of the sale price, the Company also agreed to sell 100 additional machines to be used for spare parts, as well as certain spare components and other items from its warehouse stock. The sale of the machines represents the effective termination of the Company's operations in Mexico. As such, the majority of the Company's employees in Mexico were terminated in December 2012, and the Company's remaining employees in Mexico are expected to be terminated during calendar year 2013. The net sale of the machines was in the amount of $1.0 million and charges for severance costs, office and warehouse expenses, fixed asset write-offs and other expected expenses were accrued in the amount of $741,000. In addition, the Company recognized all foreign currency translation adjustments through December 31, 2012 which resulted in a charge of $338,000. Due to the immaterial amount of the transaction, the Company recorded the net impact of the sale and expected closing costs of the Mexico operations as part of selling, general and administrative expenses.
Due to the immaterial nature of the Company's Mexico operations, the Company is not reporting the termination of the Mexico operations as a discontinued operation for reporting purposes. For the three- and six-months ended March 31, 2013 the Mexico operations represented zero and less than 1%, respectively, of total revenue; 2% of total assets for each period; and 1% or less of net income for each period. For the three and six months ended March 31, 2012, the Mexico operations represented 2% of total revenue for each period; 3% for each period of total assets; and less than 1% of net income for each period.
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

	Three month period ended March 31,		Six month period ended March 31,
	2013	2012	2013	2012
Net income available to common shareholders (in thousands)	$9,343	$6,818	$16,456	$12,600
Weighted average common shares outstanding	28,666,249	27,250,810	28,567,974	27,453,705
Effect of dilutive securities:
Stock options and restricted shares	1,681,902	1,404,417	1,684,415	1,123,574
Weighted average common and potential shares outstanding	30,348,151	28,655,227	30,252,389	28,577,279
Basic income per share	$0.33	$0.25	$0.58	$0.46
Diluted income per share	$0.31	$0.24	$0.54	$0.44

In the three and six month periods ended March 31, 2013, options to purchase approximately 42,957and 141,290 shares of common stock, with exercise prices ranging from $13.00 to $19.67 and $11.33 to $19.67, respectively, were not included in the computation of dilutive income per share, due to their antidilutive effect.
In the three and six month periods ended March 31, 2012, options to purchase approximately 1.1 million and 1.1 million shares of common stock, with exercise prices ranging from $6.73 to $18.71 for the three month period and $5.75 to $18.71 for the six month period, respectively, were not included in the computation of dilutive income per share, due to their antidilutive effect.

13. COMMON STOCK REPURCHASE PROGRAM

On November 15, 2012, the Company announced that its Board of Directors had authorized a program to repurchase up to $40.0 million of its outstanding common stock over the next three-year period. During the three and six month period ended March 31, 2013, the Company purchased 103,000 and 248,000 shares of its common stock for approximately $1.6 million and $3.7 million at an average cost of $16.00 and $14.80 per share, exclusive of broker fees. At March 31, 2013, approximately $36.3 million remained on the repurchase authorization. Pursuant to the authorization, the Company may purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance with Company policies and applicable securities laws. In addition, the Company has established a 10b5-1 plan, pursuant to which some of the purchases could be made from time to time in the open market, subject to certain pricing parameters. The actual number of shares to be purchased, if any, will depend upon market conditions, and purchases are subject to the Company's Credit Agreement.  Any shares purchased will be held in the Company’s treasury for possible future use.

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

Dollie Williams, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010, in the United States District Court for the Middle District of Alabama, Eastern Division, against the Company and others. The plaintiffs, who claim to have been patrons of VictoryLand, allege that the Company participated in gambling operations that violated Alabama state law by supplying to VictoryLand purportedly unlawful electronic bingo machines played by the plaintiffs and seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint under Ala. Code Sec. 8-1-150(A). The plaintiffs have requested that the court certify the action as a class action. On March 16, 2012, Walter Bussey and two other named plaintiffs were voluntarily dismissed. On March 29, 2013, the court entered an order granting the plaintiffs' motion for class certification. On April 12, 2013, the defendants jointly filed a petition with the Eleventh Circuit Court of Appeals seeking permission to appeal the court's ruling on class certification. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, the Company is unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences for the Company in other jurisdictions.

Ozetta Hardy v. Whitehall Gaming Center, LLC, et al., a civil action, was filed against Whitehall Gaming Center, LLC (an entity that does not exist), Cornerstone Community Outreach, Inc., and Freedom Trail Ventures, Ltd., in the Circuit Court of Lowndes County, Alabama. On June 3, 2010, the Company and other manufacturers were added. The plaintiffs, who claim to have been patrons of White Hall, allege that the Company participated in gambling operations that violated Alabama state law by supplying to White Hall purportedly unlawful electronic bingo machines played by the plaintiffs and seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint based on Ala. Code, Sec 8-1-150(A). The plaintiffs have requested that the court certify the action as a class action. On July 2, 2010, the defendants removed the case to the United States District Court for the Middle District of Alabama, Northern Division. The court has not ruled on the plaintiffs' motion for class certification. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, the Company is unable to make any prediction as to the ultimate outcome. A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences to the Company in other jurisdictions.

Mexico Income Tax Audit

The Company's Mexican subsidiary, Multimedia Games de Mexico 1, S. de R.L. de C.V., or Multimedia Games de Mexico, has been under audit by the Mexico taxing authorities for the periods ended December 31, 2006 and 2007.

For the 2006 tax period, Multimedia Games de Mexico was assessed approximately $24,000. While there is currently one appeal that remains outstanding and pending to be sent to federal court, Multimedia Games de Mexico has determined not to further appeal the decision of the tax court and has instead determined to file a request for tax amnesty under a newly-announced program which was published in the Federal Official Gazette on December 17, 2012. The tax amnesty program for the 2006 tax year includes partial forgiveness of taxes due, plus a total or partial forgiveness of penalties and interest. Multimedia Games de Mexico expects to file with the tax amnesty program before May 3, 2013 and expects to pay approximately $2,300 to settle this matter.
For the 2007 tax year, on November 19, 2010, Multimedia Games de Mexico filed before the South Legal Matters Local Administration for the Federal District of the Tax Administration Service an administrative appeal against the resolutions set forth by the South Auditing Local Administration for the Federal District of the Tax Administration Service in ruling number 500-74-02-04-03-2010-9403, which assessed an income and value added tax deficiency of approximately $15.5 million to Multimedia Games de Mexico for the 2007 tax year. In ruling number 600-27-00-02-00-2011 MAIB - 13370, issued by the South Legal Matters Local Administration for the Federal District of the Tax Administration Service, the Mexico taxing authorities ruled on the appeal and reduced the total amount assessed for the 2007 year to approximately $2.9 million. On December 14, 2011, Multimedia Games de Mexico filed before the Federal Tribunal of Fiscal and Administrative Justice (Tax Court) a lawsuit against the remaining $2.9 million assessment for 2007. The lawsuit was remitted to the Eleventh Regional Metropolitan Division of the Federal Tribunal of Fiscal and Administrative Matters (Tax Court), and was registered under docket number 31987/11-17-11-8. In January 2012, a bond of $3.0 million, using a $3.5 million standby letter of credit issued under the Company's domestic credit facility, was provided to the North Collecting Local Administration for the Federal District of the Tax Administration Service as collateral for the potential assessment based on the taxing authorities' current estimate of the tax due. The Tax Court reviewed the evidence and on September 19, 2012 issued its decision upholding the previous ruling against Multimedia Games de Mexico.  On October 31, 2012, Multimedia Games de Mexico filed an appeal which has been sent to the Federal Court of Mexico for its resolution and is registered under docket number DA 853/2012. The Company has established a reserve of $2.8 million for this assessment but continues to vigorously defend this matter. At this time, Multimedia Games de Mexico is also evaluating whether to apply for the tax amnesty program applicable for the 2007 tax year as an alternative means to resolve this matter; however, a final decision as to the best course of action is still to be determined.

15.      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued, and determined that no events, other than those disclosed within the footnotes hereto, have occurred subsequent to March 31, 2013 that warrant additional disclosure or accounting considerations.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 15, 2012. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in the cautionary note on Forward Looking Statements above and in Part II - Item 1A. "Risk Factors" below. The following discussion and analysis is intended to enhance the reader’s understanding of our business environment, financial condition and results of operations.

OVERVIEW

Multimedia Games designs, manufactures and supplies gaming machines and systems to casino operators in North America, domestic and selected international lottery operators, and commercial bingo gaming facility operators. Our standalone gaming machines are primarily sold and placed in Class III settings, while our central determinant and server-based centrally-linked products and systems are primarily sold and placed in Class II, video lottery terminal and electronic bingo settings. The Company's markets served include gaming facilities operated by Native American and commercial casinos and we derive the majority of our gaming revenue from participation, or recurring revenue agreements, and development and placement fee agreements, all of which operate on a participation, or revenue share, basis. We enter into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities. All or a portion of the funds provided under development agreements are reimbursed to the Company, while funding under placement fee agreements is not reimbursed. Under these agreements, the Company places player terminals and systems as well as its proprietary and other licensed game content at a customer's facility in return for either a share of the revenues that these terminals and systems generate or for a fixed daily lease fee. For more information on our development, placement and participation arrangements, please see "Results of Operations" below.

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

As part of our revenue growth initiative, we remain focused on expanding market share through new product introductions and more effective utilization of sales and marketing efforts across the organization. The creation of our proprietary products and market expansion is a key area of focus for our company. As a result of these efforts, during the three months ended March 31, 2013, we saw growth in both our domestic installed base and our unit sale business.  We expect fiscal 2013 revenue growth will continue to be driven by further increases in the domestic installed base as well as growth in new unit sales, although such growth and increases may be at a lower rate than in fiscal 2012.  Based on current fiscal 2013 projections, we expect that our fiscal 2013 tax rate will be in the range of 35%-39%, compared to the fiscal 2012 full year effective tax rate of 11%.

BUSINESS STRATEGY

We are currently focused on executing a business strategy focused on developing high performing gaming products, investing in our gaming operations, expanding our total addressable market to include new gaming jurisdictions, and driving continued profitability and cash flow.

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

RESULTS OF OPERATIONS

Three and Six Months Ended March 31, 2013 Compared to Three and Six Months Ended March 31, 2012

Below are our revenues and costs and expenses for the periods noted above.  This information should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2013	2012	% change	2013	2012	% change
	(in thousands)			(in thousands)
Revenue
Gaming Operations
Participation revenue	$29,162	$25,021	16.6%	$55,325	$46,687	18.5%
Lottery	4,244	4,022	5.5%	8,055	7,257	11.0%
Gaming Equipment and Systems Sales
Player terminal and equipment sales	9,774	7,877	24.1%	20,339	15,725	29.3%
Systems and Licensing	3,013	2,237	34.7%	6,452	3,982	62.0%
Other Revenue	378	375	0.8%	702	676	3.8%
Total Revenue	46,571	39,532	17.8%	90,873	74,327	22.3%
Costs and Expenses
Cost of gaming operations revenue	3,263	3,005	8.6%	6,450	5,931	8.8%
Cost of revenues equipment and systems sales	5,381	4,175	28.9%	11,566	8,333	38.8%
Selling, general and administrative	11,575	12,276	(5.7)%	22,918	23,024	(0.5)%
Research and development	4,288	3,896	10.1%	8,469	7,374	14.8%
Amortization and depreciation	8,143	9,512	(14.4)%	16,107	19,202	(16.1)%
Other income (expense), net	(126)	331	(138.1)%	(242)	1,331	(118.2)%

	At March 31
End-of-period installed player terminal base:	2013	2012	% change
Oklahoma	8,173	7,679	6.4%
Washington	531	282	88.3%
California	654	382	71.2%
Mexico	—	1,281	(100.0)%
Alabama	251	199	26.1%
Other	2,103	1,349	55.9%
Total participation units	11,712	11,172	4.8%

The participation units can be further delineated between units under development agreements, placement fee agreements and participation arrangements as follows:

		Three Months Ended		Six Months Ended
		Participation	% of	Participation	% of	Participation	Expiration
	Units	Revenue	Total Revenue	Revenue	Total Revenue	Fees Ranges	Ranges
March 31, 2013		(In thousands)		(In thousands)
Development Agreements	4,854	$11,065	24.0%	$21,015	23.0%	20% to 30%	Mar. 2015 to Oct. 2018
Placement Agreements	1,074	1,457	3.0%	2,789	3.0%	20%	Apr. 2014 to Dec. 2017
Participation Arrangements	5,784	16,641	36.0%	31,521	35.0%	10% to 30%	N/A
Total	11,712	$29,163		$55,325

March 31, 2012
Development Agreements	4,848	$11,659	29.0%	$21,999	30.0%	20% to 30%	Mar. 2015 to Oct. 2018
Placement Agreements	928	1,493	4.0%	2,848	4.0%	20%	Apr. 2014 to Dec. 2017
Participation Arrangements	5,396	11,870	30.0%	21,841	29.0%	10% to 30%	N/A
Total	11,172	$25,021		$46,687

All of these agreements or arrangements provide us with the ability to place player terminals on a customer's casino floor, generally for some contracted period of time, for either a share of the revenues that these terminals and systems generate or for a fixed daily lease fee. We define development agreements as those arrangements in which funds are provided to a casino operator to be used for the construction of a new facility or the renovation of an existing facility that are contracted to be refunded to us, generally in monthly installments. Placement fee agreements, however, provide similar funding to the customer but are generally not designated for a particular purpose and are not refunded to us. Participation arrangements are less formal arrangements that allow for product to be placed on a customer's floor, but do not have a designated term which provides both the customer and us the flexibility to make changes to the number of player terminals placed in the casino.

Three Months Ended March 31, 2013, Compared to Three Months Ended March 31, 2012

Total revenues for the three months ended March 31, 2013 were $46.6 million, compared to $39.5 million for the three months ended March 31, 2012, a $7.0 million, or 17.8% increase, primarily due to an increase in proprietary unit sales and participation revenue in both new and existing markets.

Gaming Operations – Participation Revenue

•
Oklahoma gaming revenues were $16.2 million in the three months ended March 31, 2013, compared to $16.8 million in the three months ended March 31, 2012, a decrease of $592,000, or 3.5%. The majority of the decrease is a result of increased activity at our largest customer's facilities in 2012 compared to 2013. End of period unit counts in Oklahoma as of March 31, 2013 were 8,173 compared to 7,679 as of March 31, 2012, a 494 unit, or 6.4% increase.

•
Washington gaming revenues were $4.1 million in the three months ended March 31, 2013, compared to $2.6 million in the three months ended March 31, 2012, an increase of $1.4 million, or 53.5%. The increase in Washington gaming operations revenue was primarily the result of an increase in back office fees received on player terminals as well as an increase in the number of player terminals. End of period unit counts in Washington as of March 31, 2013 were 531 compared to 282 as of March 31, 2012, a 249 unit, or 88.3% increase.

•
Revenues from California were $2.6 million in the three months ended March 31, 2013, compared to $1.2 million in the three months ended March 31, 2012, an increase of $1.4 million, or 115.7%. The increase in gaming operations revenue primarily relates to the increase in the number of participation units. End of period unit counts in California as of March 31, 2013 were 654 compared to 382 as of March 31, 2012, a 272 unit, or 71.2% increase.

•
Revenues from the Mexico market were $0 in the three months ended March 31, 2013 and $636,000 in the three months ended March 31, 2012, a decrease of $636,000 or 100.0%. During the first fiscal quarter of 2013, we sold all remaining units in Mexico to our primary customer and have effectively terminated operations in Mexico.

•
Alabama gaming revenues increased $23,000, or 3.2%, to $741,000 in the three months ended March 31, 2013, compared to $718,000 in the three months ended March 31, 2012. The increase in revenue primarily relates to the increase in player terminals. End of period unit counts in Alabama as of March 31, 2013 were 251, compared to 199 as of March 31, 2012, a 52 unit, or 26.1% increase.

•
Other gaming operations revenue relates to participation revenue from other states, including Wisconsin, Texas, New York, Minnesota, Kansas, Idaho, Michigan, Mississippi, Nebraska, Louisiana, Florida, Connecticut, New Mexico, Arizona, Arkansas, Indiana, Iowa, Ohio, and Rhode Island.  Combined gaming revenue from these states were $5.5 million in the three months ended March 31, 2013 compared to $3.0 million in the three months ended March 31, 2012, a $2.5 million or 83.7%, increase.  The increase in gaming operations revenue was primarily the result of an increase in our installed base of participation games, which increased 55.9% to 2,103 as of March 31, 2013 from 1,349 as of March 31, 2012.

Gaming Operations – Lottery

•
Revenues from the New York Lottery system increased $222,000, or 5.5%, to $4.2 million in the three months ended March 31, 2013, from $4.0 million in the three months ended March 31, 2012. The total number of units within the New York Lottery system was approximately 17,500 as of March 31, 2013 and 17,200 as of March 31, 2012. The increase in New York Lottery system revenue is attributable to an increase in the total number of units and the full effect of the opening of Resorts World Casino in New York, New York on October 28, 2011.

Gaming Equipment and System Sales –Player Terminal and Equipment Sales

•
Player terminal and equipment sales were $9.8 million in the three months ended March 31, 2013, and $7.8 million in the three months ended March 31, 2012, an increase of $1.9 million or 24.6%. Player terminal sales in the three months ended March 31, 2013 were $8.5 million on the sale of 580 proprietary units, compared to sales of $7.0 million on the sale of 472 proprietary units in the three months ended March 31, 2012. The player terminal and equipment sales increase is attributable to continued growth in new markets and continued penetration into existing markets. Generally, player terminal sales include ancillary equipment, such as networking gear, bases, chairs, and occasionally signage, some of which may be necessary for the full functionality of the player terminals in a casino. This ancillary equipment comprises an install kit which is shipped simultaneously with the player terminals. Gaming equipment sales were $899,000 in the three months ended March 31, 2013, compared to $245,000 in the three months ended March 31, 2012.  Player terminal and equipment sales also include $361,000 and $597,000 related to deferred revenue recognized during the three months ended March 31, 2013 and the three months ended March 31, 2012, respectively, due to final execution of deliverables or mutual agreement to changes in contract terms.

Gaming Equipment and System Sales – Systems and Licensing

•
Systems and licensing sales revenue was $3.0 million in the three months ended March 31, 2013, compared to $2.3 million in the three months ended March 31, 2012, a $0.7 million or 32.9% increase. Systems and licensing revenue for the three months ended March 31, 2013 relates to (i) $2.5 million of licenses associated with the player terminal sales during the period; (ii) $426,000 license revenue from game conversions; and (iii) $132,000 of systems and game themes sold in prior periods being amortized to revenue from deferred revenue over the contract period.  Systems and licensing revenue in the three months ended March 31, 2012 relates to (i) $1.5 million of licenses associated with the player terminal sales during the period; (ii) $259,000 of systems and game themes sold in prior periods being recognized from deferred revenue during the period;; and (iii) $488,000 of license revenue from game conversions. The increase in the year for systems and licensing is primarily attributable to the increase in the sale of licenses related to player terminal sales.

Other Revenue

•	Other revenue was $378,000 in the three months ended March 31, 2013 and $375,000 in the three months ended March 31, 2012, a $3,000, or 0.8%, increase.

Cost of Gaming Operations Revenue

•
Total cost of gaming operations revenue, which includes field service and network operations personnel, as well as royalty and participation fees, increased $258,000, or 8.6%, to $3.3 million in the three months ended March 31, 2013, from $3.0 million in the three months ended March 31, 2012. Costs of gaming operations revenue increased primarily due to the increase in the player terminal installed base.

Cost of Equipment & System Sales

•
Cost of equipment and system sales, which includes the cost of goods sold for player terminals and other equipment and system sales, increased $1.2 million, or 28.9%, to $5.4 million in the three months ended March 31, 2013, from $4.2 million in the three months ended March 31, 2012, primarily due to the increase in player terminal equipment sales. Costs of revenues related to player terminal sales were $4.7 million and $3.6 million in the three months ended March 31, 2013 and the three months ended March 31, 2012, respectively. Cost of equipment and system sales in the three months ended March 31, 2013 includes $432,000 related to the sale of gaming equipment during the period and $233,000 of costs of prior period shipments being amortized from deferred revenue over the contract period. Cost of equipment and system sales in the three months ended March 31, 2012 includes $265,000 related to the sale of gaming equipment during the period and $326,000 of costs of prior period shipments being amortized from deferred revenue over the contract period.

Selling, General and Administrative Expenses

•
Selling, general and administrative expenses, or SG&A, decreased approximately $0.7 million, or 5.7%, to $11.6 million in the three months ended March 31, 2013, from $12.3 million in the three months ended March 31, 2012. This decrease was primarily a result of a decrease in miscellaneous expense related to a $500,000 one-time charitable donation in 2012.

Research & Development

•
Research and development expenses increased approximately $392,000, or 10.1%, to $4.3 million in the three months ended March 31, 2013, from $3.9 million in the three months ended March 31, 2012. Our research and development costs increased primarily due to salaries and wages, as a result of increased headcount and continued efforts to attract and retain employees, independent testing lab fees, and contract labor.

Amortization and Depreciation

•
Depreciation expense decreased $1.6 million, or 18.7%, to $6.8 million in the three months ended March 31, 2013, from $8.3 million in the three months ended March 31, 2012, primarily as a result of a change in the depreciable lives of leased gaming equipment reflected in our rental pool effective as of October 1, 2012. It was determined that a four year depreciable life on leased gaming equipment more accurately reflected the current age of leased gaming equipment on customers' floors, the current and historical replacement rate and the useful lives used for comparable assets by our competitors. Amortization expense increased $190,000, or 16.1%, to $1.4 million in the three months ended March 31, 2013, compared to $1.2 million in the three months ended March 31, 2012, primarily because of an increase in capitalized software costs, which led to an increase in the associated amortization expense.

Other Income and Expense

•
Interest income decreased $415,000, or 74.2%, to $144,000 in the three months ended March 31, 2013, from $559,000 in the three months ended March 31, 2012 due to reduced outstanding note receivable balances. During the three months ended March 31, 2013, we recorded imputed interest of $118,000 relating to development agreements with an imputed interest rate range of 2.95% to 9.0%, compared to $379,000 in the three months ended March 31, 2012.

•
Interest expense decreased $64,000, or 17.9%, to $293,000 in the three months ended March 31, 2013, from $357,000 in the three months ended March 31, 2012 due to a reduction in interest rates charged under our Credit Agreement and a reduction in the outstanding debt balance.

•
Other income decreased $106,000, or 82.2%to $23,000 in the three months ended March 31, 2013, from $129,000 in the three months ended March 31, 2012. The decrease primarily relates to a gain on the exchange of used equipment with a third party equipment supplier in the three month period ended March 31, 2012.

Income Taxes

•
Income tax expense increased to $4.5 million in the three months ended March 31, 2013, compared to an expense of $181,000 in the three months ended March 31, 2012. These figures represent an effective of 32.3% and 2.6% in the three months ended March 31, 2013 and 2012, respectively. During the three month period ended March 31, 2013, we recognized the impact of the American Taxpayer Relief Act of 2012, which was signed into law on January 2, 2013. This legislation retroactively reinstated the credit for increasing research and development activities, commonly referred to as the R&D Credit. We have recognized a one-time benefit in the current period for the R&D Credit we are now entitled to for the fiscal year ending September 30, 2012. Additionally, we have adjusted our effective tax rate for the remainder of the current fiscal year to reflect the estimated benefit of the R&D Credit for fiscal 2013.

•
We expect our effective tax rate in fiscal 2013 to be in the range of 35% to 39%, compared to a net benefit of approximately 11% in fiscal 2012. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

Six Months Ended March 31, 2013, Compared to Six Months Ended March 31, 2012

Total revenues for the six months ended March 31, 2013 were $90.9 million, compared to $74.3 million for the six months ended March 31, 2012, a $16.5 million, or 22.3% increase, primarily due to an increase in proprietary unit sales in both new and existing markets.

Gaming Operations – Participation Revenue

•
Oklahoma gaming revenues were $31.2 million in the six months ended March 31, 2013, compared to $31.6 million in the six months ended March 31, 2012, a decrease of $0.5 million, or 1.4%. The majority of the decrease is a result of increased activity at our largest customer's facilities in 2012 compared to 2013. End of period unit counts in Oklahoma as of March 31, 2013 were 8,173 compared to 7,679 as of March 31, 2012, a 494 unit, or 6.4% increase.

•
Washington gaming revenues were $7.5 million in the six months ended March 31, 2013, compared to $4.7 million in the six months ended March 31, 2012, an increase of $2.8 million, or 59.9%. The increase in Washington gaming operations revenue was primarily the result of an increase in back office fees received on player terminals as well as an increase in the number of player terminals. End of period unit counts in Washington as of March 31, 2013 were 531 compared to 282 as of March 31, 2012, a 249 unit, or 88.3% increase.

•
Revenues from California were $5.1 million in the six months ended March 31, 2013, compared to $2.3 million in the six months ended March 31, 2012, an increase of $2.8 million, or 124.5%. The increase in gaming operations revenue primarily relates to the increase in participation units. End of period unit counts in California as of March 31, 2013 were 654 compared to 382 as of March 31, 2012, a 272 unit, or 71.2% increase.

•
Revenues from the Mexico market were $170,000 in the six months ended March 31, 2013 and $1.6 million in the six months ended March 31, 2012, a decrease of $1.4 million or 89.1%. During the first fiscal quarter of 2013, we sold all remaining units in Mexico to our primary customer and have effectively terminated operations in Mexico.

•
Alabama gaming revenues increased $415,000, or 37.3%, to $1.5 million in the six months ended March 31, 2013, compared to $1.1 million in the six months ended March 31, 2012. The increase in revenue primarily relates to the increase in player terminals. End of period unit counts in Alabama as of March 31, 2013 were 251 compared to 199 as of March 31, 2012, a 52 unit, or 26.1% increase.

•
Other gaming operations revenue relates to participation revenue from other states, including Wisconsin, Texas, New York, Minnesota, Kansas, Idaho, Michigan, Mississippi, Nebraska, Louisiana, Florida, Connecticut, New Mexico, Arizona, Arkansas, Indiana, Iowa, Ohio, and Rhode Island.  Gaming revenue from these states combined was $9.8 million in the six months ended March 31, 2013, compared to $5.4 million in the six months ended March 31, 2012, a $4.4 million, or 81.9%, increase.  The increase in gaming operations revenue was primarily the result of an increase in our installed base of participation games, which increased 55.9% to 2,103 as of March 31, 2013 from 1,349 as of March 31, 2012.

Gaming Operations – Lottery

•
Revenues from the New York Lottery system increased $0.8 million, or 11.0%, to $8.1 million in the six months ended March 31, 2013, from $7.3 million in the six months ended March 31, 2012. The total number of units within the New York Lottery system was approximately 17,500 as of March 31, 2013 and 17,200 as of March 31, 2012. The increase in New York Lottery system revenue is attributable to an increase in the total number of units and the full effect of the opening of Resorts World Casino in New York, New York on October 28, 2011.

Gaming Equipment and System Sales –Player Terminal and Equipment Sales

•
Player terminal and equipment sales were $20.3 million in the six months ended March 31, 2013, and $15.7 million in the six months ended March 31, 2012, an increase of $4.6 million, or 29.3%. Player terminal sales in the six months ended March 31, 2013 were $17.9 million on the sale of 1,224 proprietary units, compared to sales of $13.1 million on the sale of 880 proprietary units in the six months ended March 31, 2012. The player terminal and equipment sales increase is attributable to continued growth in new markets and continued penetration into existing markets, including the sale of 150 units into a new casino in Louisiana. Generally, player terminal sales include ancillary equipment, such as networking gear, bases, chairs, and occasionally signage, some of which may be necessary for the full functionality of the player terminals in a casino. This ancillary equipment comprises an install kit which is shipped simultaneously with the player terminals. Gaming equipment sales were $1.6 million in the six months ended March 31, 2013 compared to $1.6 in the six months ended March 31, 2012.  Player terminal and equipment sales also include $857,000 and $1.0 million related to deferred revenue recognized during the six months ended March 31, 2013 and the six months ended March 31, 2012, respectively, due to final execution of deliverables or mutual agreement to changes in contract terms.

Gaming Equipment and System Sales – Systems and Licensing

•
Systems and licensing sales revenue was $6.5 million in the six months ended March 31, 2013, compared to $4.0 million in the six months ended March 31, 2012, a $2.4 million, or 62.0% increase. Systems and licensing revenue for the six months ended March 31, 2013 relates to (i) $5.1 million of licenses associated with the player terminal sales during the period; (ii) $1.1 million license revenue from game conversions; and (iii) $273,000 of systems and game themes sold in prior periods being amortized to revenue from deferred revenue over the contract period.  Systems and licensing revenue in the six months ended March 31, 2012 relates to (i) $2.9 million of licenses associated with the player terminal sales during the period: (ii) $721,000 of license revenue from game conversions; and (iii) $390,000 of systems and game themes sold in prior periods being recognized from deferred revenue during the period.

Other Revenue

•	Other revenue was $702,000 in the six months ended March 31, 2013 and $676,000 in the six months ended March 31, 2012, a $26,000, or 3.8%, increase.

Cost of Gaming Operations Revenue

•
Total cost of gaming operations revenue, which includes field service and network operations personnel, as well as royalty and participation fees, increased $519,000, or 8.8%, to $6.5 million in the six months ended March 31, 2013, from $5.9 million in the six months ended March 31, 2012. Costs of gaming operations revenue increased primarily due to the increase in player terminal installed base.

Cost of Equipment & System Sales

•
Cost of equipment and system sales, which includes the cost of goods sold for player terminals and other equipment and system sales, increased $3.2 million, or 38.8%, to $11.6 million in the six months ended March 31, 2013, from $8.3 million in the six months ended March 31, 2012, primarily due to the increase in player terminal equipment sales. Costs of revenues related to player terminal sales were $10.3 million and $6.8 million in the six months ended March 31, 2013 and the six months ended March 31, 2012, respectively. Cost of equipment and system sales in the six months ended March 31, 2013 includes $716,000 related to the sale of gaming equipment during the period and $521,000 of costs of prior period shipments being amortized from deferred revenue over the contract period. Cost of equipment and system sales in the six months ended March 31, 2012 includes $1.0 million related to the sale of gaming equipment during the period and $596,000 of costs of prior period shipments being amortized from deferred revenue over the contract period.

Selling, General and Administrative Expenses

•
Selling, general and administrative expenses, or SG&A, decreased approximately $106,000, or 0.5%, to $22.9 million in the six months ended March 31, 2013, from $23.0 million in the six months ended March 31, 2012. This decrease was primarily related to miscellaneous expense related to a $500,000 one-time charitable donation in 2012, offset by an increase in travel costs associated with the industry's annual trade show, Global Gaming Expo, or G2E, in Nevada of $348,000.

•
During the six months ended March 31, 2013, in December 2012, we entered into an agreement with its primary customer in Mexico to sell to the customer all of the customer's leased electronic gaming machines. The sale of the machines represents the effective termination of our operations in Mexico. The net sale of the machines was in the amount of $1.0 million and charges for severance costs, office and warehouse expenses, fixed asset write-offs and other expected expenses were accrued in the amount of $741,000. In addition, we cleared all foreign currency translation adjustments through December 31, 2012 which resulted in a charge of $338,000 for the six months ended March 31, 2013. Due to the immaterial amount of the transaction, the Company recorded the net impact of the sale and expected closing costs of the Mexico operations as part of selling, general and administrative expenses.

Research & Development

•
Research and development expenses increased approximately $1.1 million, or 14.8%, to $8.5 million in the six months ended March 31, 2013, from $7.4 million in the six months ended March 31, 2012. Our research and development costs increased primarily due to salaries and wages, as a result of increased headcount and continued efforts to attract and retain employees, independent testing lab fees, and contract labor.

Amortization and Depreciation

•
Depreciation expense decreased $3.6 million, or 21.4%, to $13.4 million in the six months ended March 31, 2013 from $17.0 million in the six months ended March 31, 2012, primarily as a result of a change in the depreciable lives of leased gaming equipment reflected in our rental pool as of October 1, 2012. It was determined that a four year depreciable life on leased gaming equipment more accurately reflected the current age of leased gaming equipment on customers' floors, the current and historical replacement rate and the useful lives used for comparable assets by our competitors. Amortization expense increased $549,000, or 25.0%, to $2.7 million in the six months ended March 31, 2013, compared to $2.2 million in the six months ended March 31, 2012, primarily because of an increase in capitalized software costs, which led to an increase in the associated amortization expense.

Other Income and Expense

•
Interest income decreased $698,000, or 69.0%, to $314,000 in the six months ended March 31, 2013, from $1.0 million in  the six months ended March 31, 2012 due to reduced outstanding note receivable balances. During the six months ended March 31, 2013, we recorded imputed interest of $264,000 relating to development agreements with an imputed interest rate range of 2.95% to 9.0%, compared to $797,000 in the six months ended March 31, 2012.

•
Interest expense decreased $140,000, or 19.2%, to $589,000 in the six months ended March 31, 2013, from $729,000 in the six months ended March 31, 2012 due to a reduction in interest rates charged under our Credit Agreement and a reduction in the outstanding debt balance.

•
Other income decreased $1.0 million to $33,000 in the six months ended March 31, 2013, from $1.0 million in the six months ended March 31, 2012. The decrease primarily relates to a gain on the exchange of used equipment with a third party equipment supplier in the six month period ended March 31, 2012.

Income Taxes

•
Income tax expense increased to $8.7 million in the six months ended March 31, 2013, compared to a benefit of $806,000 in the six months ended March 31, 2012. These figures represent an effective tax rate of 34.5% and (6.8)% in the six months ended March 31, 2013 and  2012, respectively.

•
As of March 31, 2013, management determined that it was more likely than not that the future benefit associated with all of our existing deductible temporary differences and carryforwards in the U.S. will be realized. As a result, we have no valuation allowance against any of our U.S. deferred tax assets. In Mexico we continue to experience tax losses and do not foresee profitable activities in the future after selling all of our electronic gaming machines to our primary customer; therefore, management determined that it is not more likely than not that the future benefit associated with all of our existing deductible temporary differences and carryforwards in Mexico will be realized. As a result, we have maintained a full valuation allowance against all of our remaining Mexican deferred tax assets.

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

Revenue Recognition. As further discussed in Note 2. "Significant Accounting Policies" of the Notes to Condensed Consolidated Financial Statements, revenue from sales arrangements with multiple deliverables, is applied using the guidance from ASU No. 2009-13, “Revenue Recognition (Topic 605), Multiple-Deliverable Revenue Arrangements.”  ASU No. 2009-13 establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities; specifically, how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  In addition, we apply the guidance from ASU No. 2009-14, “Software (Topic 985), Certain Revenue Arrangements that Include Software Elements,” which affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole and clarifying what guidance should be used in allocating and measuring revenue.

The majority of our multiple element sales contracts are for some combination of gaming equipment, player terminals, content, system software, license fees, and maintenance. ASU No. 2009-13 states that revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet both of the following criteria:

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

Generally, player terminal sales include ancillary equipment, such as networking gear, bases, chairs, and occasionally signage, some of which may be necessary for the full functionality of the player terminals in a casino. This ancillary equipment comprises an install kit which is shipped simultaneously with the player terminals. Although our products are analyzed as multiple deliverable arrangements, revenue for the player terminal and ancillary equipment is not recognized until all elements essential for the functionality of the product have been shipped or delivered. This includes game theme software and essential ancillary equipment. If elements that are not essential to the functionality of the player terminals are shipped after the unit, such as signage, chairs, or bases, these items would be classified as deferred revenue until shipped or delivered.

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

Assumptions/Approach Used: The determination of estimated selling prices is a subjective measure, where we have made determinations about our ability to price certain aspects of transactions. Revenue for multiple deliverable arrangements is not recognized until all elements essential for the functionality of the product have been shipped or delivered. If elements that are not essential to the functionality of the product are shipped later, these items would be classified as deferred revenue until shipped or delivered.

Effect if Different Assumptions Used: When we have determined that an estimated selling price can be determined for all elements of an arrangement, then the estimated selling prices are allocated to all elements of the arrangement, including the value of products and services delivered or performed, as well as all hardware and software that is undelivered. Assuming all elements essential for the functionality of the product have been delivered, the allocated value of all of the delivered elements are recognized as revenue, while the allocated value of all undelivered unessential elements is deferred until such items are delivered.

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

Management reviews long-lived asset classes for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For impairment analysis purposes, the Company’s rental pool is viewed as a fungible pool of assets; including assets in both rental pool-deployed and rental pool-undeployed.  In order to determine whether these assets are impaired, the net book value of the rental pool is compared to an estimate of future net cash flows from all existing facilities. The primary assumption used in determining future cash flows is our estimate of future revenue.  In addition, we analyze the composition of our rental pool to determine the future use of older models and related components for those models.  The impairment analysis for the fiscal year ended September 30, 2012 indicated that we had substantial cash flows to fully recover the carrying value of the entire rental pool.  As of March 31, 2013 and 2012, rental pool assets totaled $62.3 million and $43.8 million, respectively. (Critical Assumption #2)

Assumptions/Approach used for Critical Assumption #1: The carrying value of the asset is determined based upon management’s assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight line basis, where the useful life of items in the rental pool has been determined by management to be three years.

Effect if different assumptions used for Critical Assumption #1: While we believe that the useful lives that have been determined for our fixed assets are reasonable, different assumptions could materially affect the carrying value of the assets, as well as the depreciation expense recorded in each respective period related to those assets. During the three months ended March 31, 2013, a significant portion of the $8.1 million of depreciation and amortization expense is related to assets in the rental pool. If the depreciable life of assets in our rental pool were changed, we could incur a materially different amount of depreciation expense during the period. For example, during the three months ended December 31, 2012, after a periodic review of the depreciable lives of our property and equipment and leased gaming equipment, management determined that a four year depreciable life on leased gaming equipment more accurately reflected the current age of leased gaming equipment on customers' floors, the current and historical replacement rate and the useful lives used for comparable assets by our competitors; accordingly, the depreciable lives of rental pool assets, both proprietary and third party machines, was increased to four years from three years, effective October 1, 2012. The effect of this change in estimate increased operating income by approximately $2.2 million and net income by $1.4 million, or $0.05 per diluted share, for the three months ended March 31, 2013, and $4.3 million of operating income and $2.7 million of net income or $0.09 per diluted share, for the six months ended March 31, 2013.

Assumptions/Approach used for Critical Assumption #2: Recoverability of assets to be held and used is measured through considerations of the future undiscounted cash flows expected to be generated by the assets as a group, as opposed to analysis by individual asset.  We also review the future undiscounted cash flows of assets in place at specific locations for further analysis. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. The carrying value of the asset is determined based upon management’s assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight-line basis.

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

Management reviews intangible assets related to development and placement fee agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Critical Assumption #2). For the three-month period ended March 31, 2013, there was no impairment to the assets’ carrying values.

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

Additionally, in accordance with ASC Topic 740, as of March 31, 2013, we have maintained a liability associated with prior uncertain tax positions. During the three month period ended March 31, 2013, the liability related to uncertain tax positions was increased for interest accrued on those positions.

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
Assumptions/Approach Used: Numerous judgments and assumptions are inherent in the determination of future taxable income and tax return filing positions that we take, including factors such as future operating conditions. Management regularly considers the likelihood of realizing the future benefits associated with our existing deductible temporary differences and carryforwards. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. Management continues to believe that it is more likely than not that the future benefit associated with all of our existing deductible temporary differences and carryforwards in the U.S. will be realized. As a result, we have no valuation allowance against any of our U.S. deferred tax assets.
In Mexico, the Company continues to experience tax losses and do not foresee profitable activities in the future after selling all of its electronic gaming machines to its primary customer; therefore management determined that it is not more likely than not that the future benefit associated with all of our existing deductible temporary differences and carryforwards in Mexico will be realized. As a result, we have maintained a full valuation allowance against all of our remaining Mexican deferred tax assets.
Effect if Different Assumptions Used: Management, together with consultation from an independent public accounting firm used in tax consultation, continually evaluate tax law requirements and their effect on our current and future tax liability and our tax filing positions. The ultimate utilization of our gross deferred tax assets, primarily associated with accruals that are not currently deductible and certain credit carryforwards, is largely dependent upon our ability to generate taxable income in the future. Our liability for uncertain tax positions is dependent upon our judgment on the amount of financial statement benefit that an uncertain tax position will realize upon ultimate settlement and on the probabilities of the outcomes that could be realized upon ultimate settlement of an uncertain tax position using the facts, circumstances and information available at the reporting date to establish the appropriate amount of financial statement benefit.
We maintain a valuation allowance when management believes it is more likely than not that all or a portion of a deferred tax asset will not be realized. Changes in a valuation allowance from period to period are included in the tax provision in the period of change. Management evaluates the recoverability of our deferred income tax assets by assessing the need for a valuation allowance on a quarterly basis. If we determine that it is more likely than not that our deferred tax assets will be recovered, the valuation allowance will be reduced.
Management continues to believe that it is more likely than not that the future benefit associated with all of our existing deductible temporary differences and carryforwards in the U.S. will be realized. As a result, we have no valuation allowance against any of our U.S. deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had $81.5 million in unrestricted cash and cash equivalents, compared to $73.8 million as of September 30, 2012. During the six month periods ended March 31, 2013, and March 31, 2012, we received approximately $8.2 million from notes receivable, of which $7.6 million and $7.5 million, respectively, were collected on development agreements. Our working capital as of March 31, 2013 was $93.4 million, compared to a working capital of $87.1 million at September 30, 2012. The increase in working capital was primarily the result of an increase in cash collections from notes receivable and exercises of stock options and an increase in inventory. During the six months ended March 31, 2013, we used $25.5 million for capital expenditures of property and equipment compared to $19.5 million for the six months ended March 31, 2012 . In addition, we have $31.5 million outstanding and $37.0 million available for future borrowings under our Credit Agreement, subject to covenant restrictions (see the discussion of our Credit Agreement below). Availability under the Credit Agreement is reduced to the extent of a $3.5 million outstanding letter of credit.

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

As of March 31, 2013, our total contractual cash obligations were as follows (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Credit Agreement Term Loan(1)	$3,700	$7,400	$20,350	$—	$31,450
Estimated Interest Payments(1)	931	1,504	371	—	2,806
Operating Lease Obligations(2)	1,858	2,959	566	—	5,383
Purchase Commitments	24,313	—	—	—	24,313
Total(3)	$30,802	$11,863	$21,287	$—	$63,952

(1)	Consists of amounts borrowed under the term loan to our Credit Agreement at the Eurodollar rate plus the applicable spread (2.95% as of March 31, 2013).

(2)	Consists of operating leases for our facilities and office equipment.

(3)
Uncertain tax position liabilities of $1.6 million as of March 31, 2013 are excluded from the contractual obligations table because the Company cannot make a reasonably reliable estimate of the period in which a cash settlement may be reached with the respective taxing authority.

During the six months ended March 31, 2013, we generated $35.1 million in cash from our operations, a decrease of $2.6 million, or 6.8%, from $37.6 million during the same period of 2012. Cash flow from operations was negatively impacted by an increase in accounts receivable of $6.4 million, a decrease in amortization and depreciation of $3.1 million, and a decrease in accounts payable and accrued expenses of $1.4 million; and positively impacted by an increase in net income of $3.9 million and a decrease in notes receivable of $6.0 million..

Cash used in investing activities increased $2.4 million, or 8.7%, to $30.6 million, in the six months ended March 31, 2013, from $28.1 million during in six months ended March 31, 2012. The increase was primarily the result of increases in capital expenditures of $6.0 million, partially offset by decreases in advances under development agreements of $4.8 million.

Additions to property and equipment and leased gaming equipment consisted of the following:

	Six Months Ended March 31,
	2013	2012
	(In thousands)
Gaming equipment	$23,666	$15,400
Third-party gaming content licenses	868	1,387
Other	1,000	2,745
Additions to property and equipment and leased gaming equipment	$25,534	$19,532

Cash provided by financing activities increased by $1.7 million, or 105.8%, to $3.3 million during the six months ended March 31, 2013, from cash provided by financing activities of $1.6 million during the six months ended March 31, 2012. The increase was primarily the result of an increase of $3.8 million of proceeds related to the exercise of stock options, offset by a $1.8 million increase in the purchase of treasury stock during the six months ended March 31, 2013 compared to the six months ended March 31, 2012.

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

Credit Agreement

Our Credit Agreement, long-term debt consisted of the following:

	March 31, 2013	September 30, 2012
	(In thousands)
Term loan facility	$31,450	$37,000
Less: current portion of long-term debt	(3,700)	(3,700)
Long-term debt, less current portion	$27,750	$33,300

On August 3, 2011, certain of our subsidiaries entered into an amended and restated credit agreement with Comerica Bank in its capacity as administrative agent and lead arranger and Wells Fargo Bank, N.A., as syndication agent (the "Credit Agreement"), to provide the Company a $74.0 million credit facility which replaced its previous credit facility with Comerica Bank in its entirety. The Credit Agreement consists of three facilities: an approximately $20.6 million revolving credit facility, a $37.0 million term loan, and an approximately $16.4 million draw-to term loan. The Credit Agreement, and advances made thereunder, mature on August 3, 2016. The term loan is amortized on a straight-line basis over a ten-year period, payable in equal quarterly installments of $925,000. The revolving credit facility and the draw-to term loan provide the Company the ability to finance development and placement agreements, acquisitions, and working capital for general corporate purposes. As of March 31, 2013, $31.5 million was outstanding on the term loan which bore interest at 2.95%. No amounts were outstanding on the revolving credit facility and the draw-to term loan; however each facility had approximately $20.6 million and $16.4 million, respectively, available for borrowings as of March 31, 2013. The Company has the ability to draw on the draw-to term loan until February 3, 2014 and on the revolving credit facility until maturity of the credit agreement on August 3, 2016.

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

The components of the Credit Agreement will be priced based on an applicable margin grid according to our leverage ratio. Assuming that we utilize LIBOR as the key interest rate driver, effective as of Amendment No. 1, the following margins would apply based on the applicable leverage ratio:

	Level I	Level II
Consolidated Total Leverage Ratio	Less than 0.75 to 1.00	Greater than or equal to 0.75 to 1.00
Term loan	2.75	3.25
Revolving credit facility	2.00	2.50
Draw-to term loan	2.75	3.25

We obtained Level I pricing on December 5, 2011 upon delivering our financial statements for the year ended September 30, 2011 and continue to have Level I pricing subsequent to Amendment No. 1.

The Credit Agreement is collateralized by substantially all of the Company’s assets. We are subject to two primary financial covenants: a total leverage ratio and a fixed charge coverage ratio. The total leverage ratio is calculated as total net funded debt to EBITDA (which is defined in the Credit Agreement as net income before interest expense, tax expense, depreciation and amortization expense, stock compensation expense and any extraordinary, unusual or non-cash non-recurring expenses up to $7.5 million for any trailing twelve month period, less any non-cash income items, including income tax credits, and any extraordinary income or gains). Total net funded debt is defined as total funded debt of the Company less unrestricted cash in excess of $10.0 million. We will be required to maintain a total leverage ratio of 1.5 to 1.0.

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

Our Credit Agreement contains a restricted payments covenant that restricts our ability to declare or make any distributions, dividend, payment or other distribution on account of our equity interests, subject to certain exceptions, including the payment of cash dividends, so long as pro forma for the payment of such dividends we are in compliance with the Credit Agreement's total leverage ratio and fixed charge coverage ratio financial covenants and no default or event of default has occurred and is continuing or would result in connection with such dividend.

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

Our performance and financial results are, to a certain extent, subject to general conditions in or affecting the gaming industry, as well as general economic, political, financial, competitive, and regulatory factors beyond our control. If our business does not continue to generate cash flow at appropriate levels or if we receive a material judgment against us in a lawsuit (See generally "Part II - Item 1A. Risk Factors"), we may need to raise additional financing. Sources of additional financing might include additional bank debt or the public or private sale of equity or debt securities. However, sufficient funds may not be available, on terms acceptable to us or at all, from these sources, or any others, to enable us to make necessary capital expenditures and to make discretionary investments in the future.

Stock Repurchase Authorizations

On November 15, 2012, we announced that our Board of Directors had authorized a program to repurchase up to $40 million of our outstanding common stock over a three-year period. During the three months ended March 31, 2013, we purchased 103,000 shares of our common stock for approximately $1.6 million at an average cost of $16.00 per share, exclusive of broker fees. During the six months ended March 31, 2013, we purchased approximately 250,000 shares of our common stock for approximately $3.7 million at an average cost of $14.80 per share, exclusive of broker fees. At March 31, 2013, approximately $36.3 million remains on the repurchase authorization. Pursuant to the authorization, we may purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance with Company policies and applicable securities laws.  In addition, we have established a 10b5-1 plan, pursuant to which some of the purchases could be made from time to time in the open market, subject to certain pricing parameters. The actual number of shares to be purchased, if any, will depend upon market conditions and purchases are subject to our Credit Agreement. Any shares purchased will be held in the Company’s treasury for possible future use.  Since December 2010, the Company has purchased approximately 2.5 million shares of its common stock for $15.5 million at an average cost of $6.31 per share, exclusive of broker fees.

Stock-Based Compensation

At March 31, 2013, we had approximately 3.0 million options to purchase common stock outstanding, with exercise prices ranging from $1.61 to $19.67 per share, of which, approximately 1.5 million of the outstanding options to purchase common stock were exercisable.

During the six months ended March 31, 2013, options to purchase 36,800 shares of common stock were granted at a weighted average exercise price of $14.78 per share, and we issued 901,357 shares of common stock as a result of stock option exercises with a weighted average exercise price of $6.19. We also granted to certain employees awards of restricted stock units in the aggregate of 158,800 shares during the six months ended March 31, 2013 at an average fair value per share of $15.11.

At March 31, 2012, we had approximately 4.7 million options to purchase common stock outstanding, with exercise prices ranging from $1.61 to $18.71 per share, of which, approximately 2.1 million of the outstanding options to purchase common stock were exercisable.

During the six-months ended March 31, 2012, options to purchase 1.1 million shares of common stock were granted at a weighted average exercise price of $6.88 per share, and we issued 937,405 shares of common stock as a result of stock option exercises with a weighted average exercise price of $5.32. We also granted to our non-employee directors restricted stock in the aggregate of 48,000 shares during the six -months ended March 31, 2012 at an average fair value per share price of $10.16.

SEASONALITY

We believe our operations are not materially affected by seasonal factors, although we have experienced fluctuations in our revenues from period to period.

CONTINGENCIES

For information regarding contingencies, see Note 14 of our Notes to Condensed Consolidated Financial Statements "Commitments and Contingencies” and PART II – Item 1. "Legal Proceedings.”

OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2013, the Company had an outstanding letter of credit issued under our domestic credit facility to ensure payment of a bond to certain Mexican taxing authorities in the amount of $3.5 million.  Such off-balance sheet arrangements are not reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources. See Note 14 of the Notes to Consolidated Financial Statements "Commitments and Contingencies."

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of business, primarily associated with interest rate fluctuations and foreign currency exchange rates, primarily with respect to our former operations in Mexico. Effective as of November 30, 2012, we sold our remaining units in Mexico to our Mexico customer, and no longer operate any units in Mexico; we may, however, be subject to certain business expenses in Mexico as our foreign entities continue to exist. Accordingly, there have been no material changes in our assessment of sensitivity to market risk since those described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

As of March 31, 2013, we had total debt outstanding of $31.5 million at an effective interest rate of 2.95%, compared to $33.3 million at an effective interest rate of 3.23% as of September 30, 2012. Accordingly, there have been no material changes in our assessment of interest rate risk since those described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2013.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting identified in management’s evaluation during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

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

Dollie Williams, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010, in the United States District Court for the Middle District of Alabama, Eastern Division, against the Company and others. The plaintiffs, who claim to have been patrons of VictoryLand, allege that the Company participated in gambling operations that violated Alabama state law by supplying to VictoryLand purportedly unlawful electronic bingo machines played by the plaintiffs and seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint under Ala. Code Sec. 8-1-150(A). The plaintiffs have requested that the court certify the action as a class action. On March 16, 2012, Walter Bussey and two other named plaintiffs were voluntarily dismissed. On March 29, 2013, the court entered an order granting the plaintiffs' motion for class certification. On April 12, 2013, the defendants jointly filed a petition with the Eleventh Circuit Court of Appeals seeking permission to appeal the court's ruling on class certification. We continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, we are unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences for us in other jurisdictions.

Ozetta Hardy v. Whitehall Gaming Center, LLC, et al., a civil action, was filed against Whitehall Gaming Center, LLC (an entity that does not exist), Cornerstone Community Outreach, Inc., and Freedom Trail Ventures, Ltd., in the Circuit Court of Lowndes County, Alabama. On June 3, 2010, the Company and other manufacturers were added. The plaintiffs, who claim to have been patrons of White Hall, allege that the Company participated in gambling operations that violated Alabama state law by supplying to White Hall purportedly unlawful electronic bingo machines played by the plaintiffs and seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint based on Ala. Code, Sec 8-1-150(A). The plaintiffs have requested that the court certify the action as a class action. On July 2, 2010, the defendants removed the case to the United States District Court for the Middle District of Alabama, Northern Division.  We await a ruling on the plaintiffs' motion for class certification, which has been fully briefed and is pending before the court. We continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, we are unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences for us in other jurisdictions.

Mexico Income Tax Audit
Our Mexican subsidiary, Multimedia Games de Mexico 1, S. de R.L. de C.V., or Multimedia Games de Mexico, has been under audit by the Mexico taxing authorities for the periods ended December 31, 2006 and 2007.

For the 2006 tax period, Multimedia Games de Mexico was assessed approximately $24,000. Multimedia Games de Mexico has made several attempts at appealing the tax court's decision in relation to the evidence provided. While there is currently one appeal that remains outstanding and pending to be sent to federal court, Multimedia Games de Mexico has determined not to further appeal the decision of the tax court and has instead determined to file a request for tax amnesty under a newly-announced program which was published in the Federal Official Gazette on December 17, 2012. The tax amnesty program for the 2006 tax year includes partial forgiveness of taxes due, plus a total or partial forgiveness of penalties and interest. Multimedia Games de Mexico expects to file with the tax amnesty program before May 3, 2013 and expects to pay approximately $2,300 to settle this matter.

For the 2007 tax period, on November 19, 2010, Multimedia Games de Mexico filed before the South Legal Matters Local Administration for the Federal District of the Tax Administration Service an administrative appeal against the resolutions set forth by the South Auditing Local Administration for the Federal District of the Tax Administration Service in ruling number 500-74-02-04-03-2010-9403, which assessed an income and value added tax deficiency of approximately $15.5 million to Multimedia Games de Mexico for the 2007 tax year. In ruling number 600-27-00-02-00-2011 MAIB - 13370, issued by the South Legal Matters Local Administration for the Federal District of the Tax Administration Service, the Mexico taxing authorities ruled on the appeal and reduced the total amount assessed for the 2007 year to approximately $2.9 million. On December 14, 2011, Multimedia Games de Mexico filed before the Federal Tribunal of Fiscal and Administrative Justice (Tax Court) a lawsuit against the remaining $2.9 million assessment for 2007. The lawsuit was remitted to the Eleventh Regional Metropolitan Division of the

Federal Tribunal of Fiscal and Administrative Matters (Tax Court), and was registered under docket number 31987/11-17-11-8. In January 2012, a bond of $3.0 million, using a $3.5 million standby letter of credit issued under our domestic credit facility, was provided to the North Collecting Local Administration for the Federal District of the Tax Administration Service as collateral for the potential assessment based on the taxing authorities' current estimate of the tax due. The Tax Court has reviewed the evidence and on September 19, 2012 issued its decision upholding the previous ruling against Multimedia Games de Mexico. On October 31, 2012, Multimedia Games de Mexico filed an appeal which has been sent to the Federal Court of Mexico for its resolution and is registered under docket number DA 853/2012. The Company has established a reserve of $2.8 million for this assessment but continues to vigorously defend this matter. At this time, Multimedia Games de Mexico is also evaluating whether to apply for the tax amnesty program applicable for the 2007 tax year as an alternative means to resolve this matter; however, a final decision as to the best course of action is still to be determined.

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
For the six months ended March 31, 2013 and 2012, approximately 25% and 32%, respectively, of our total net revenues (net of accretion) were from one customer. Our relationship with that customer is largely governed by multiple development or placement fee agreements. Under our development and placement fee agreements, we secure a long-term revenue share percentage and a fixed number of player terminal placements in our customer's facility, in exchange for funding the development and construction of the gaming facility. Some of these agreements are set to terminate pursuant to their terms during the next several years and we may not be able to renegotiate new or substantially similar agreements with that customer. A material decrease in our revenue share with our largest customer would have a material and adverse effect upon our financial condition and results of operations.

We have a significant concentration of revenues in Oklahoma and changes in economic, regulatory and licensing conditions in Oklahoma may adversely affect our business.
For the six months ended March 31, 2013 and 2012, approximately 35% and 43%, respectively, of our total net revenues (net of accretion) were from Native American tribes located in Oklahoma. A significant concentration of our revenue comes from Oklahoma, and local economic, regulatory and licensing changes may adversely affect our Oklahoma customers, and therefore our development and placement fee agreements and our business, disproportionately to changes in national economic conditions, including adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, and to expand in the Oklahoma market, the loss of Oklahoma tribes as customers, including our largest customer, would have a material and adverse effect upon our financial condition and results of operations. In addition, legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe previously avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. The State of Oklahoma permits other types of gaming, both at Native American tribal gaming facilities and at Oklahoma racetracks, and many of our competitors now seek entry into this market. The loss of significant market share to these new gaming opportunities or the increased presence of our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.  We believe that the introduction of our competitor’s more aggressive Class II machines, with characteristics of traditional slot machines, into the Oklahoma Class II market has adversely affected our operating results and market position in that state and may continue to do so in the future.

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
Our Mexican operations are subject to a value added tax, or VAT, which has been applied to the imports of products originating outside of Mexico. We have an outstanding VAT receivable from the Mexico taxing authority primarily related to VAT levied on product shipments for 2006 and 2007.  At March 31, 2013 and September 30, 2012, the Company’s VAT receivable was $3.0 million and $3.5 million, respectively. The Mexico taxing authority has ruled on 2006 and 2007 and has challenged the registration of certain of our transactions that have generated approximately $419,000 in VAT receivable. Although we have fully reserved the challenged VAT receivable balance, we have also formally contested these rulings. The final resolution of the contested balances remains uncertain and may adversely affect the carrying value of the receivable. In addition, the Mexican taxing authorities have completed income tax audits for the 2006 and 2007 periods and have ruled that a revised assessment of approximately $2.9 million should be issued for the 2007 period. We have established a reserve for this assessment but continue to defend this matter. We are also evaluating whether to apply for the tax amnesty program established by the Federal Government of Mexico in December 2012 for the 2007 period for the total or partial forgiveness of penalties and/or interest on taxes due. An adverse determination by the Mexican taxing authority or the inability to receive amnesty could result in additional foreign income tax expense, which may adversely affect our financial condition, operating results or cash flow.

We are subject to extensive regulation in the State of Nevada and other jurisdictions and the cost of compliance or failure to comply with such regulations may adversely affect our business, and may limit our existing operations or have a negative impact on our ability to grow, which could be materially adverse to our business and prospects.
Our operation of gaming activities, including the sale and manufacture of gaming devices, is subject to extensive regulation by the jurisdictions where we operate.  These laws, regulations, and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability, and character of our owners, officers, and directors, as well as those persons financially interested or involved in gaming operations.  As such, gaming regulators can require us to cease operations in that jurisdiction.  In addition, unsuitable activity on our part or on the part of our subsidiaries or affiliates in any jurisdiction could have a negative effect on our ability to continue operating in other jurisdictions. In addition, we are subject to the possible increase at any time by various state and federal legislatures and officials of gaming taxes or fees, which could adversely affect our results.  For a summary of gaming regulations that could affect our business, see "Part I - Item 1. Business - Gaming Regulation and Licensing" as set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.
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
In addition, the suspension, revocation, nonrenewal or limitation of any of our licenses would have a material adverse effect on our business operations, financial condition results of operations and our ability to maintain key employees. The gaming authorities may deny, limit, condition, suspend or revoke a gaming license or related approval for violations of applicable gaming laws and regulations and may impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition, and results of operations.
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
While we continue to seek entry into already established gaming jurisdictions, demand for our products is also driven by the establishment of new gaming jurisdictions, the addition of new casinos or expansion of existing casinos within existing gaming jurisdictions, and the replacement of existing gaming machines. The establishment or expansion of gaming in any jurisdiction typically requires a public referendum or other legislative action. As a result, gaming continues to be the subject of public debate, and there are numerous active organizations that oppose gaming. Opposition to gaming, such as that which we experienced in Alabama, could result in restrictions on or even prohibitions of gaming operations or the expansion of operations in any jurisdiction. In addition, the construction of new casinos or expansion of existing casinos fluctuates with demand, general economic conditions and the availability of financing. The rate of gaming growth in the United States has diminished and machine replacements as a percentage of total floor space is at historically low levels. Slow growth in the establishment of new gaming jurisdictions, public protest, political opposition, delays in the opening of new or expanded casinos and continued declines in or low levels of demand for machine replacements, including from greater competition from table games, could reduce the demand for our products and our future profits.

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
Additionally, Native American tribes generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States.  Before we can sue or enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe, the Native American tribe must effectively waive its sovereign immunity with respect to the matter in dispute, which we will not always be able to obtain.  For example, our largest customer, who accounts for 25% of our total net revenues (net of accretion) as of March 31, 2013, has not given us a waiver of sovereign immunity.  Without a limited waiver of sovereign immunity, or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract.  Even if the waiver of sovereign immunity by a Native American tribe is deemed effective, there will be an issue as to the forum in which a lawsuit can be brought against the Native American tribe.  Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native American tribes and we may be unable to enforce any arbitration decision effectively.
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
We are subject to legal and regulatory requirements applicable to our business and industry.  We are also subject to the risk of litigation by employees, customers, our customers' customers, patent owners, competitors, suppliers, shareholders or others through private actions, class actions, administrative proceedings and other legal proceedings.  Litigation can be lengthy, expensive, and disruptive to our operations and results cannot be predicted with certainty or, sometimes, at all. Current estimates of loss regarding pending litigation may not be reflective of any particular final outcome. The results of rulings, judgments or settlements of pending litigation may result in financial liability that is materially higher than what management has estimated at this time and we may experience adverse publicity associated with litigation, regardless of whether the allegations are valid or whether we are ultimately found liable.  We make no assurances that we will not be subject to liability with respect to current or future litigation. We maintain various forms of insurance coverage; however, substantial rulings, judgments or settlements could exceed the amount of insurance coverage (or any cost allocation agreement with an insurance carrier), may not be covered under our existing insurance policies, or could be excluded under the terms of an existing insurance policy. Moreover, our failure to comply with procedural or operational requirements inherent to our policies may void coverage.  Additionally, failure to secure favorable outcomes in pending litigation could result in adverse consequences to our business, operating results and/or overall financial condition, including without limitation, possible adverse effects on compliance with the terms of our Credit Agreement.

State compacts with our existing Native American tribal customers to allow Class III gaming could reduce demand for our Class II games and our continued entry into the Class III market may be difficult as we compete against larger companies in the Class III market.
Certain of our Class II Native American tribal customers have entered into compacts with the states in which they operate to permit the operation of Class III games. While we seek to also provide Class II alternatives in these markets, we believe the number of our Class II game machine placements in those customers’ facilities could decline, and our operating results could be materially and adversely affected.  As our Native American tribal customers continue to transition to gaming under compacts with their respective states, we continue to face significant uncertainty in this market that makes our business in this market difficult to manage and predict and we may be forced to compete with larger companies that specialize in Class III gaming as these companies move into these newly created Class III compact markets.  We believe the establishment of state compacts depends on a number of political, social, and economic factors that are inherently difficult to ascertain. Accordingly, although we attempt to closely monitor state legislative developments that could affect our business, we may not be able to timely predict if or when a compact could be entered into by one or more of our Native American tribal customers. For example, in Oklahoma, we anticipate that the introduction of Class III games will continue to pressure our market and revenue share percentages and may result in a shift in the market from revenue share arrangements to a sale-based model.

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
We have gaming units not deployed as of March 31, 2013, which are considered part of our rental pool. This rental pool is available for deployment in new or existing customer facilities. If the opening of a new facility is altered negatively or the expansion, reduction or closing of an existing facility occurs, the realizable value of these assets could be adversely impacted. In such instances we may be required to recognize impairment charges on these assets.

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
We rely on the content of certain software that we license from third-party vendors and often distribute and sell such software to our customers. The software could contain “open source” code, require a resale license or contain bugs that could have an impact on our business. We also rely on the technology of third-party vendors, such as telecommunication providers, to operate our nationwide broadband telecommunications network. A serious or sustained disruption of the provision of these services could result in some of our player terminals being non‑operational for the duration of the disruption, which would reduce over-all revenue from those player terminals, and could cause us to pay penalties and, in some cases, liquidated damages.

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
Management maintains internal operational controls and we have invested, and are continuing to invest, in technology to help us streamline our enterprise information systems. However, we may not be able to continue processing at the same or higher levels of transactions. If our systems of internal operational controls should fail to work as expected, if our systems were to be used in an unauthorized manner, or if employees were to subvert the system of internal operational controls, significant losses could occur. Additionally, we are implementing new software in the financial, accounting and manufacturing areas of the Company, which could cause delays and business interruption and could affect our results of operations.
We process transactions on a daily basis and are exposed to numerous types of operational risk, which could cause us to incur substantial losses. Operational risk resulting from inadequate or failed internal processes, people, and systems includes the risk of fraud by employees or persons outside of our company, the execution of unauthorized transactions by employees, errors or omissions relating to transaction processing and systems, breaches of the internal control system, and jurisdictional or environmental related risks associated with our regulatory and compliance requirements. While we attempt to identify this type of operational risk, such attempts may not be successful or adequate and this risk of loss also includes potential legal actions that could arise as a result of the operational deficiency or as a result of noncompliance with applicable regulatory standards and such risk may be excluded under the terms of an existing insurance policy.

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
On November 15, 2012, the Company announced that the Board of Directors of the Company had approved a plan to repurchase up to $40 million of the Company’s outstanding common stock over the next three year period. Pursuant to the authorization, the Company may purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance with Company policies and applicable securities laws.  In addition, the Company has established a 10b5-1 plan, pursuant to which some of the purchases could be made from time to time in the open market, subject to certain pricing parameters. As repurchases under the share repurchase program are subject to certain pricing parameters as well as our Credit Agreement, there is no guarantee as to the exact number of shares that will be repurchased under the program.  Repurchases of our shares will reduce the number of our outstanding common stock and might incrementally increase the potential for volatility in our common stock by reducing the potential volumes at which our common stock may trade in the public market.

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
We expect fiscal 2013 revenue growth will be driven by further increases in the domestic installed base as well as growth in new unit sales, although such growth and increases may be at a lower rate than in fiscal 2012.  Based on current fiscal 2013 projections, we expect that our fiscal 2013 tax rate will be in the range of 35%-39%, compared to the fiscal 2012 full year effective tax rate of 11%, which could affect our earnings per share.

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
The integrity and security of our gaming systems are critical to our ability to attract customers and players. We strive to set exacting standards of personal integrity for our employees and for system security involving the gaming systems that we provide to our customers. Our reputation in this regard is an important factor in our business dealings with our current and potential customers as well as licensing boards. For this reason, an allegation or a finding of improper conduct on our part or on the part of one or more of our employees that is attributable to us, or of an actual or alleged system security defect or failure attributable to us, could have a material adverse effect upon our business, financial condition, results and prospects, including our ability to retain existing contracts or licenses, or obtain new or renewed contracts or licenses.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Common Shares by the Company

The following table provides information relating to our purchases of our common shares pursuant to our Share Repurchase Program for the three month period ended March 31, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2013 - January 31, 2013	68,611	$14.27	68,611	$37 million
February 1, 2013 - February 28, 2013	—	$—	—	$37 million
March 1, 2013 - March 31, 2013	34,000	$19.48	34,000	$36 million
Total	102,611	$16.00	102,611	$36 million

(1)
On November 15, 2012, the Company announced that the Board of Directors of the Company had approved a plan to repurchase up to $40 million of the Company’s outstanding common stock over the next three year period (the "Share Repurchase Program"). Pursuant to the authorization, the Company may purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance with Company policies and applicable securities laws.  In addition, the Company has established a 10b5-1 plan, pursuant to which some of the purchases could be made from time to time in the open market, subject to certain pricing parameters. The actual number of shares to be purchased, if any, will depend upon market conditions and purchases are subject to the Company's Credit Agreement. Any shares purchased will be held in the Company’s treasury for possible future use.  Since December 2010, the Company has purchased a total of 2.5 million shares at an average price of $6.31 under the share repurchase programs.

ITEM 6.                 EXHIBITS

(a)           Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 30, 2013	Multimedia Games Holding Company, Inc.

		By:	/s/ Adam Chibib
Adam Chibib
Chief Financial Officer
(Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

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