Form 10-Q
period 2013-06-30
MULTIMEDIA GAMES HOLDING COMPANY, INC.
filed 2013-07-30
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
OR

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

As of July 25, 2013, there were 28,951,083 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1.        FINANCIAL STATEMENTS

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2013 and September 30, 2012
(In thousands, except shares)
(Unaudited)

	June 30, 2013	September 30, 2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$92,484	$73,755
Accounts receivable, net of allowance for doubtful accounts of $340 and $266, respectively	24,005	17,503
Inventory	9,592	7,083
Current portion of notes receivable, net	2,076	8,024
Deferred tax asset	8,248	8,248
Prepaid expenses and other	4,044	6,837
Total current assets	140,449	121,450
Property and equipment and leased gaming equipment, net	73,668	57,924
Notes receivable - non-current	4,910	733
Intangible assets, net	36,168	37,664
Value added tax receivable, net of allowance of $718 and $722, respectively	2,860	3,511
Deferred tax asset - non current	1,870	2,418
Other assets	2,181	2,275
Total assets	$262,106	$225,975
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,700	$3,700
Accounts payable and accrued liabilities	29,978	30,192
Federal and state income tax payable	6,096	—
Deferred revenue	236	483
Total current liabilities	40,010	34,375
Long-term debt, less current portion	26,825	29,600
Long-term deferred tax liability	6,320	6,320
Other long-term liabilities	511	660
Total liabilities	73,666	70,955
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock: Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 37,364,863 and 36,296,027 shares issued, and 28,948,783 and 28,183,549 shares outstanding, respectively	374	363
Additional paid-in capital	120,764	107,751
Treasury stock, 8,416,080 and 8,112,478 common shares at cost, respectively	(66,886)	(62,048)
Retained earnings	134,188	109,283
Accumulated other comprehensive loss, net	—	(329)
Total stockholders’ equity	188,440	155,020
Total liabilities and stockholders’ equity	$262,106	$225,975

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2013 and 2012
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	June 30,
	2013	2012
REVENUES:
Gaming operations	$34,314	$28,419
Gaming equipment and system sales	13,451	11,665
Other	340	380
Total revenues	48,105	40,464
OPERATING COSTS AND EXPENSES:
Cost of gaming operations revenue(1)	3,704	3,167
Cost of equipment and system sales	5,461	4,894
Selling, general and administrative expenses	12,012	11,308
Research and development	4,053	3,852
Amortization and depreciation	8,900	9,510
Total operating costs and expenses	34,130	32,731
Operating income	13,975	7,733
OTHER INCOME (EXPENSE):
Interest income	85	308
Interest expense	(277)	(330)
Other income (expense)	—	(10)
Income before income taxes	13,783	7,701
Income tax expense	(5,334)	(452)
Net income	$8,449	$7,249

Basic income per common share	$0.29	$0.26
Diluted income per common share	$0.28	$0.25

Other comprehensive income:
Foreign Currency translation adjustments	—	(189)
Comprehensive income	$8,449	$7,060

Shares used in net income per common share:
Basic	28,960	27,564
Diluted	30,710	29,275
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

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
For the Nine Months Ended June 30, 2013 and 2012
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended
	June 30,
	2013	2012
REVENUES:
Gaming operations	$97,694	$82,363
Gaming equipment and system sales	40,242	31,372
Other	1,043	1,056
Total revenues	138,979	114,791
OPERATING COSTS AND EXPENSES:
Cost of gaming operations revenue(1)	10,359	9,162
Cost of equipment and system sales	17,027	13,227
Selling, general and administrative expenses	34,930	34,332
Research and development	12,316	11,162
Amortization and depreciation	25,007	28,712
Total operating costs and expenses	99,639	96,595
Operating income	39,340	18,196
OTHER INCOME (EXPENSE):
Interest income	399	1,320
Interest expense	(867)	(1,059)
Other income	33	1,038
Income before income taxes	38,905	19,495
Income tax benefit (expense)	(14,000)	354
Net income	$24,905	$19,849

Basic income per common share	$0.87	$0.72
Diluted income per common share	$0.82	$0.69

Other comprehensive income:
Foreign Currency translation adjustments	—	(9)
Comprehensive income	$24,905	$19,840

Shares used in net income per common share:
Basic	28,781	27,621
Diluted	30,487	28,940
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

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2013 and 2012
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,905	$19,849
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and depreciation	25,007	28,712
Accretion of contract rights	6,034	5,752
Share-based compensation	2,850	2,668
Other non-cash items	1,401	1,052
Deferred income taxes	548	—
Interest income from imputed interest	(321)	(1,084)
Changes in operating assets and liabilities	(182)	247
NET CASH PROVIDED BY OPERATING ACTIVITIES	60,242	57,196

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(36,623)	(31,811)
Acquisition of intangible assets	(6,605)	(4,283)
Advances under development and placement fee agreements	(8,535)	(13,815)
Repayments under development agreements	7,689	11,933
NET CASH USED IN INVESTING ACTIVITIES	(44,074)	(37,976)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	10,174	6,828
Principal payments of long term debt	(2,775)	(2,775)
Proceeds from capital leases	—	548
Principal payments of capital leases	—	(67)
Purchase of treasury stock	(4,838)	(1,884)
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,561	2,650

EFFECT OF EXCHANGE RATES ON CASH	—	(262)
Net increase in cash and cash equivalents	18,729	21,608
Cash and cash equivalents, beginning of period	73,755	46,710
Cash and cash equivalents, end of period	$92,484	$68,318

SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$810	$955
Income tax paid (refunded), net	$4,018	$774
NON-CASH TRANSACTIONS:
Change in contract rights resulting from imputed interest on development agreement notes receivable	$328	$12
Transfer of leased gaming equipment to inventory	$1,911	$3,876

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

The Company's product line and markets include Class II and Class III gaming facilities operated by Native American and commercial casinos and the Company derives the majority of its gaming revenues from participation, development, and placement fee agreements, all of which operate on a participation, or revenue share, basis or on a fixed daily fee. The Company enters into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities. All or a portion of the funds provided under development agreements are reimbursed to the Company, while funding under placement fee agreements is not reimbursed. Under these agreements, the Company places player terminals and systems as well as its proprietary and other licensed game content at a customer's facility for a contracted period of time in return for a share of the revenues that these terminals and systems generate or for a fixed daily fee. For more information on our development, placement and participation arrangements, please see "Results of Operations" in Part 2, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” below.

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

Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes contained within the Company’s Annual Report on Form 10-K for the year ended September 30, 2012. The unaudited condensed consolidated financial statements included herein as of June 30, 2013, and for each of the three and nine month periods ended June 30, 2013 and 2012, have been prepared by the Company pursuant to accounting principles generally accepted in the United States ("U.S. GAAP"), and the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the period ended June 30, 2013 are not necessarily indicative of the results which will be realized for the year ending September 30, 2013. References to specific U.S. GAAP within this report cite topics within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). We have evaluated all subsequent events through the date that the condensed consolidated financial statements were issued.  The condensed consolidated balance sheet as of September 30, 2012 was derived from the audited consolidated financial statements as of that date.

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

Management reviews long-lived asset classes for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. During the three-month periods ended June 30, 2013 and 2012 in the ordinary course of business or upon reviewing the nature of the assets, the Company charged operations by recording reserves or writing off $171,000 and $40,000, respectively, of property and equipment and leased gaming equipment. During the nine-month periods ended June 30, 2013 and 2012 the Company wrote-off or recorded reserves of $413,000 and $630,000, respectively, of property and equipment and leased gaming equipment.

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

Other Assets
Other assets consist of restricted cash, long-term prepaids, and refundable deposits. At June 30, 2013 and September 30, 2012, the restricted cash balances were $511,000 and $618,000, respectively, representing the fair value of investments held by the Company's prize fulfillment firm related to outstanding MegaBingo® jackpot prizes.

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

Other Long-Term Liabilities
Other long-term liabilities include investments held at fair value by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities and the long-term portion of deferred revenue.  The long-term liabilities were $511,000 and $660,000 as of June 30, 2013 and September 30, 2012, respectively, the majority of which is related to the prize fulfillment annuities.

Other Income and Expense
Other income primarily resulted from a gain on the exchange of used equipment with our third party equipment suppliers, as well as net gains incurred on foreign currency transactions primarily related to the Company's former Mexico operations (see also, Note 11, "Termination of Mexico Operations"). For the three month periods ended June 30, 2013 and 2012 other income was $0 and a $10,000 expense respectively. For the nine months ended June 30, 2013 and 2012, other income was $33,000 and $1.0 million respectively. The decrease for the nine month period relates to the gain on the exchange of used equipment with our third party equipment suppliers, recorded in the prior year period.

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

Research and development costs for the three and nine month periods ended June 30, 2013 were $4.1 million and $12.3 million, respectively, and for the three and nine month periods ended June 30, 2012 were $3.9 million and $11.2 million, respectively.

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

The following summarizes the valuation of certain of the Company's financial assets and liabilities as of June 30, 2013 and September 30, 2012, based on the fair value hierarchy:

	Fair Value Measurements using
	Level 1	Level 2	Level 3	Total
June 30, 2013
Assets:
Cash Equivalents:
Money market funds	$63,012	$—	$—	$63,012
Total	$63,012	$—	$—	$63,012

Liabilities:
Long-term debt	$—	$30,525	$—	$30,525
Total	$—	$30,525	$—	$30,525

September 30, 2012
Assets:
Cash Equivalents:
Money market funds	$41,937	$—	$—	$41,937
Total	$41,937	$—	$—	$41,937

Liabilities:
Long-term debt	$—	$33,300	$—	$33,300
Total	$—	$33,300	$—	$33,300

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

Costs of Computer Software
Software development costs have been accounted for in accordance with ASC Topic 985, “Software.”  Under ASC Topic 985, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized software development costs of approximately $2.5 million and $1.5 million for the three month periods ended June 30, 2013 and 2012, respectively, and $6.5 million and $4.1 million during the nine month periods ended June 30, 2013 and 2012, respectively. Software development costs primarily consist of personnel costs and gaming lab testing fees. The Company begins to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, not to exceed five years. Amortization of software development costs is included in amortization and depreciation in the accompanying consolidated statements of operations and other comprehensive income.

Income Taxes
The Company accounts for income taxes using the asset and liability method and applies the provisions of ASC Topic 740, “Income Taxes.” Under ASC Topic 740, deferred tax liabilities or assets arise from differences between the tax basis of liabilities or assets and their basis for financial reporting, and are subject to tests of recoverability in the case of deferred tax assets. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for deferred tax assets to the extent realization is not judged to be more likely than not.  Additionally, in accordance with ASC Topic 740, in order to record any financial statement benefit, the Company is required to determine, based on the technical merits of the position, whether it is more likely than not (a likelihood of more than 50 percent) that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. If that step is satisfied, then the Company must measure the tax position to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

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

The Company granted to certain of its employees the option to purchase, in the aggregate, 9,600 and 46,400 shares of the Company's common stock during the three and nine-months ended June 30, 2013 at an average fair value per share price of $22.97 and $16.47, respectively. Total pretax share-based compensation for the three and nine months ended June 30, 2013 was $995,000 and $2.9 million. Total pretax share-based compensation for the three and nine months ended June 30, 2012 was $1.2 million and $2.7 million.

As of June 30, 2013, $6.2 million of unamortized stock compensation expense, including estimated forfeitures, remained, which will be recognized over the vesting periods of the various stock option grants.

The Company also grants awards of restricted stock and restricted stock units. In accordance with ASC Topic 718 the Company records stock compensation for such awards at the full value of the award at the time of issuance over the vesting period of the award. The full value of the award is equivalent to the closing stock price of the Company's stock on the date of grant. The Company granted no restricted stock units for the three months ended June 30, 2013 and 158,800 restricted stock units for the nine months ended June 30, 2013 at an average fair value per share price of $15.11 and 48,000 shares of restricted stock for the three and nine months ended June 30, 2012 at an average fair value per share price of $10.16.

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
In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013-02”) to improve the reporting of reclassifications out of accumulated other comprehensive income. ASU No. 2013-02 is effective for annual reporting periods beginning on or after December 15, 2012. The Company expects to adopt this guidance during its 2014 fiscal year and does not expect it will have a significant impact on its consolidated results of operations, financial condition and cash flows.
In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU No. 2013-05”) which permits companies to release cumulative translation adjustments into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into earnings only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. ASU No. 2013-05 is effective for annual reporting periods beginning on or after December 15, 2013. The Company expects to adopt this guidance during its 2015 fiscal year and does not expect it will have a significant impact on its consolidated results of operations, financial condition and cash flows.
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists(Topic 740)” (“ASU No. 2013-11”) to provide explicit guidance and eliminate the diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for annual reporting periods beginning on or after December 15, 2013. The Company expects to adopt this guidance during its 2014 fiscal year and does not expect it will have a significant impact on its consolidated results of operations, financial condition and cash flows.

The Company believes there is no additional new accounting guidance adopted but not yet effective that is relevant to the readers of the Company's condensed consolidated financial statements. However, several new Exposure Drafts and proposals are under development which, if and when enacted, may have a significant impact on the Company's consolidated financial statements.

3.      INVENTORY

Inventory consisted of the following:

	June 30, 2013	September 30, 2012
	(In thousands)
Raw materials and component parts, net of reserves of $719 and $800, respectively	$4,989	$3,653
Work in progress	4,167	2,472
Finished goods	436	958
Total Inventory	$9,592	$7,083

4.      NOTES RECEIVABLE

The Company’s notes receivable consisted of the following:

	June 30, 2013	September 30, 2012
	(In thousands)
Notes receivable from development agreements	$7,364	$8,526
Less imputed interest discount reclassed to contract rights	(378)	(370)
Notes receivable from equipment sales and other	—	601
Notes receivable, net	6,986	8,757
Less current portion	(2,076)	(8,024)
Notes receivable – non-current	$4,910	$733

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.  The notes receivable from development agreements balance includes a $6.5 million development agreement with the Chickasaw Nation for the Winstar Casino expansion entered into on November 19, 2012. Notes receivable from equipment sales consisted of financial instruments issued by customers for the purchase of player terminals and licenses, and were fully paid as of June 30, 2013. All of the Company’s notes receivable from equipment sales are collateralized by the related equipment sold, although the fair market value of such equipment, if repossessed, may be less than the note receivable outstanding.

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

On January 18, 2012, the Company announced that it had extended 1,709 unit placements, or 85% of the 2,009 units then- installed on a revenue sharing basis, at the WinStar World Casino and Riverwind Casino operated by the Chickasaw Nation in Oklahoma, for an additional 3.5 years beyond the original scheduled termination of the original unit placement agreements, which was to occur during the second half of fiscal 2013.  In consideration of the unit placement extensions, the Company paid unit placement fees of $13.2 million to the Chickasaw Nation.  The Company also agreed to reduce its revenue share percentage on approximately 1,000 units at the WinStar World Casino with two pricing adjustments on July 16, 2013 and August 1, 2014, bringing the revenue share percentage on these units in line with the Company's other units deployed within the Chickasaw Nation's gaming facilities.

On November 19, 2012, the Company entered into a new development agreement with the Chickasaw Nation to assist with the expansion of the Winstar Casino. As part of this agreement, the Company received the right to 150 unit placements for a period of 68 months in exchange for a refundable payment of $6.5 million. The payment was made in two equal installments in November 2012 and January 2013.

On March 7, 2013, the Company paid an approximately $2.0 million placement fee to the Chickasaw Nation to extend the placement of 201 units in six casino locations across Oklahoma for an additional term of 50 months.

Management reviews intangible assets related to development and placement fee agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstances in the three and nine month periods ended June 30, 2013, which required an impairment charge to the carrying value of intangible assets recorded in connection with development and placement fee agreements.

The following net amounts related to advances made under development and placement fee agreements and were recorded in the following balance sheet captions:

	June 30, 2013	September 30, 2012
Included in:	(In thousands)
Notes receivable, net	$6,986	$8,156
Intangible assets – contract rights, net of accumulated amortization	$26,854	$30,551

6.      PROPERTY AND EQUIPMENT AND LEASED GAMING EQUIPMENT

The Company’s property and equipment and leased gaming equipment consisted of the following:

	June 30, 2013			September 30, 2012
	Cost	Accum. Depr.	Net Book Value	Cost	Accum. Depr.	Net Book Value
	(In thousands)
Rental pool – deployed	$171,897	$(110,927)	$60,970	$169,262	$(122,439)	$46,823
Rental pool – undeployed (1)	19,023	(14,354)	4,669	42,320	(38,303)	4,017
Machinery and equipment	4,746	(1,634)	3,112	11,005	(7,864)	3,141
Computer software	5,535	(3,356)	2,179	6,712	(5,145)	1,567
Vehicles	2,859	(1,475)	1,384	2,640	(1,510)	1,130
Other	4,263	(2,909)	1,354	3,832	(2,586)	1,246
Total property and equipment and leased gaming equipment	$208,323	$(134,655)	$73,668	$235,771	$(177,847)	$57,924
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

The Company recorded depreciation and amortization expense related to property and equipment and leased gaming equipment of $7.3 million and $20.7 million for the three and nine month periods ended June 30, 2013, respectively, and $8.4 million and $25.4 million for the three and nine month periods ended June 30, 2012, respectively. The Company periodically reviews the depreciable lives of its property and equipment and leased gaming equipment. During the first quarter 2013, the Company conducted such a review and analyzed the current age of leased gaming equipment on customers' floors, the current and historical replacement rate and the useful lives used for comparable assets by its competitors. The Company determined that because of two events that occurred during the beginning of fiscal 2013, the Company is now able to control the life cycles of its products: namely, the Company transitioned from a distributor to a manufacturer, and the beginning of fiscal year 2013 marked the three year anniversary of the deployment of the Company's proprietary wide-body cabinet, allowing the Company to better control its products' life cycles. Based on this review, the Company determined that a four year depreciable life on leased gaming equipment more accurately reflected the current age of leased gaming equipment on customer's floors, the current and historical replacement rate, and the useful lives used for comparable assets by its competitors. Accordingly, the Company increased the depreciable lives of leased gaming equipment, both proprietary and third party machines, to four years from three years, effective October 1, 2012. The effect of this change increased operating income by approximately $1.7 million and net income by $1.1 million, or $0.03 per diluted share, for the three months ended June 30, 2013 and $6.0 million of operating income and $3.8 million of net income, or $0.13 per diluted share, for the nine months ended June 30, 2013.

In accordance with ASC Topic 360, “Property, Plant, and Equipment,” the Company (i) recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows; and (ii) measures an impairment loss as the difference between the carrying amount and fair value of the asset. During the nine month period ended June 30, 2013, the Company did not experience a triggering event that would have caused an impairment analysis assessment.
During the three and nine month periods ended June 30, 2013, the Company sold $587,000 and $1.9 million, respectively, of net book value related to the Company's proprietary units on trial or revenue share in our installed base. The majority of these sales were trial units that converted to a sale. During the three and nine month periods ended June 30, 2013, the Company disposed of, or wrote off, $171,000 and $413,000, respectively, of net book value related to third-party gaming content licenses, installation costs, and other equipment.
During the three and nine month periods ended June 30, 2012, the Company sold $1.4 million and $3.9 million, respectively, of net book value related to the Company's proprietary units on trial or revenue share from our installed base. The majority of these sales were trial units that converted to a sale. During the three and nine month periods ended June 30, 2012, the Company disposed of, or wrote off, $40,000 and $630,000, respectively, of net book value related to third-party gaming content licenses, installation costs, and other equipment.
Leased gaming equipment consist of rental pool assets that are either placed under participation arrangements at customer facilities (rental pool – deployed) or warehoused by the Company for future deployment (rental pool – undeployed).

7.      INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following:

	June 30, 2013			September 30, 2012			Estimated Useful Lives
	(In thousands)
	Cost	Accum. Amort.	Net Book Value	Cost	Accum. Amort.	Net Book Value
Contract rights under development and placement fee agreements	$61,032	$(34,178)	$26,854	$58,694	$(28,143)	$30,551	1-7 years
Internally-developed gaming software	23,101	(14,225)	8,876	23,996	(17,423)	6,573	1-5 years
Patents and trademarks	5,949	(5,511)	438	5,875	(5,335)	540	1-5 years
Total intangible assets, net	$90,082	$(53,914)	$36,168	$88,565	$(50,901)	$37,664

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements or placement fees. The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the accompanying consolidated statements of operations and other comprehensive income.

Internally developed gaming software is accounted for under the provisions of ASC Topic 985 “Software” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally-developed games over a twelve month period, gaming engines over an eighteen month period, gaming systems over a three-year period, and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the three and nine month periods ended June 30, 2013 amortization expense related to internally-developed gaming software was $1.5 million and $4.1 million, respectively, and $1.0 million and $3.1 million, respectively, for the three-and nine-month periods ended June 30, 2012. During the three and nine months ended June 30, 2013, the Company had write-offs related to internally-developed gaming software of $0 and $72,000, respectively, compared to write-offs of $6,000 and $48,000, respectively, for the three and nine months ended June 30, 2012.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No triggering events were identified for the three months ended June 30, 2013.

8.  VALUE ADDED TAX RECEIVABLE

The Company's value added tax (VAT) receivable is a receivable from the Mexican taxing authority primarily related to a value added tax levied on product shipments originating outside of Mexico.  At June 30, 2013 and September 30, 2012, the Company’s VAT receivable was $2.9 million and $3.5 million, respectively.  The majority of the VAT receivable relates to equipment shipments that occurred in 2006 and 2007.
During initial operations within Mexico, the Company assumed that it would generate substantial future revenues, thus accumulating VAT payables within the country to offset against the initial and future VAT receivable balances. However, in 2009 the Company made the determination that such revenue generation would not occur at the levels necessary to offset its VAT receivable balances. Therefore, the Company proceeded to file initial refund requests for the 2006 and 2007 VAT receivable balances. This initial refund request prompted an audit by the Mexican taxing authorities and in 2010 the Company received rulings indicating that the Mexican taxing authority had challenged the registration of certain of the Company's transactions that generated a VAT receivable of approximately $399,000, all of which has been fully reserved.  Although the Company has fully reserved for the contested amounts, it has formally challenged these rulings, and continues to believe it has the necessary evidence for a reasonable defense.
The VAT audit results also revealed that certain months contained no contested balances, while other months contained one or more contested balances. In fiscal years 2010 and 2011, the Company formally requested refunds for all months in which no contested balances arose from the audit, resulting in the receipt of approximately $3.6 million in refunds from those uncontested months. The Company's legal counsel suggested the Company wait to file on any portion of the contested months, until amounts were received from the uncontested months. In August 2012, the Company filed refund requests in the amount of $2.3 million for the remaining uncontested portions of 2006 and 2007. In November 2012, the Mexican taxing authority requested additional documentation which was supplied to them in December 2012. As of June 30, 2013, the Mexican taxing authority has given the Company no indication that the outstanding refund requests will be contested.
See the Notes to Condensed Consolidated Financial Statements; Note 11, "Termination of Mexico Operations" and Note 14, "Commitments and Contingencies."

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consisted of the following:

	June 30, 2013	September 30, 2012
	(In thousands)
Trade accounts payable	$8,911	$8,800
Accrued expenses	8,212	7,270
Accrued bonus and salaries	8,538	8,044
Accrued foreign tax payable	1,152	2,824
Marketing reserve	2,123	2,185
Other	1,042	1,069
Accounts payable and accrued liabilities	$29,978	$30,192

On February 1, 2012, the Company's shareholders approved a Long-Term Incentive Program (LTIP) for certain members of the Company's executive management team. The LTIP has a performance stock component and performance cash component. The performance cash component is based on the three year performance of the Company for the 2012, 2013 and 2014 fiscal years. Pursuant to the LTIP, if the Company meets certain cumulative revenue and earnings per share performance goals, then those members of the executive management team named in the LTIP will receive a cash award. The LTIP specifies a Minimum, Target and Maximum award amount based on the cumulative revenue and earnings per share total. As of June 30, 2013, the Company believes that the Maximum award amount will be earned based on historical financial results and projected revenue and earnings per share amounts for the remaining period covered by the LTIP. Therefore, the Company has recorded approximately $2.8 million and $1.5 million in accrued bonuses for the performance cash component of the LTIP as of June 30, 2013 and September 30, 2012, respectively.

Separately from the VAT matter discussed in Note 8 above, during the fourth fiscal quarter of 2012, in response to appeals by one of the Company's Mexican subsidiaries to the Federal Court of Mexico, Multimedia Games de Mexico received additional rulings with respect to its outstanding federal tax audits for the tax years ending December 31, 2006 and 2007. These additional rulings confirmed the Mexico taxing authorities' original position with respect to the use of additional evidence and other documents by the Company to support the Company's claims. Based on these rulings, the Company believes that it is likely that the Mexico taxing authorities will be successful in assessing the Company an amount for these audits; therefore, the Company established a $2.8 million reserve in the fourth quarter of 2012 based on its best estimates of a potential final assessment. During the current period, the Company decided not to further appeal these decisions and has instead filed a request for tax amnesty for these income tax proceedings under a program formalized by the Mexico taxing authorities in 2013 for the 2006 and 2007 tax years. The tax amnesty program for the 2006 tax year includes partial forgiveness of taxes, and total or partial forgiveness of penalties and interest and the tax amnesty program from the 2007 year includes the total or partial forgiveness of penalties and/or interest on taxes due.

During the three months ended June 30, 2013, Multimedia Games de Mexico applied to the tax amnesty program for the 2006 and 2007 tax years and has paid approximately $2,300 and $2.0 million, respectively, to settle the tax matters. On July 26, 2013, Multimedia Games de Mexico received a response from the taxing authorities and the taxing authorities have confirmed that there is no longer a tax contingency for 2006. Multimedia Games de Mexico is currently awaiting the response from the taxing authorities confirming their acceptance of the payments as full satisfaction of the tax assessments for 2007. Therefore, the Company has maintained the balance of the reserve, or approximately $800,000 until final resolution.
10.      CREDIT AGREEMENT AND LONG-TERM DEBT

The Company’s Credit Agreement, long-term debt consisted of the following:

	June 30, 2013	September 30, 2012
	(In thousands)
Term loan facility	$30,525	$33,300
Less: current portion of long-term debt	(3,700)	(3,700)
Long-term debt, less current portion	$26,825	$29,600

On August 3, 2011, the Company entered into an amended and restated credit agreement with Comerica Bank in its capacity as administrative agent and lead arranger and Wells Fargo Bank, N.A., as syndication agent (the "Credit Agreement") to provide the Company a $74.0 million credit facility which replaced its previous credit facility with Comerica Bank in its entirety. The Credit Agreement consists of three facilities: an approximately $20.6 million revolving credit facility, a $37.0 million term loan, and an approximately $16.4 million draw-to term loan. The Credit Agreement, and advances made thereunder, mature on August 3, 2016. The term loan is amortized on a straight-line basis over a ten-year period, payable in equal quarterly installments of $925,000. The revolving credit facility and the draw-to term loan provide the Company the ability to finance development and placement agreements, acquisitions, and working capital for general corporate purposes. As of June 30, 2013, $30.5 million was outstanding on the term loan which bore interest at 2.94%. No amounts were outstanding on the revolving credit facility or the draw-to term loan, and the revolving credit facility had approximately $20.6 million and the draw-to term loan had approximately$16.4 million, available as of June 30, 2013. The Company has the ability to draw on the draw-to term loan until February 3, 2014 and on the revolving credit facility until the maturity of the Credit Agreement on August 3, 2016. Availability under the Credit Agreement is reduced to the extent of a $3.5 million outstanding letter of credit.

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

The Company's Credit Agreement contains a Restricted Payments covenant that restricts the Company's ability to declare or make any distributions, dividend, payment or other distribution on account of the Company's equity interests, subject to certain exceptions, including the payment of cash dividends, so long as pro forma for the payment of such dividends the Company is in compliance with the Credit Agreement's total leverage ratio and fixed charge coverage ratio financial covenants and no default or Event of Default has occurred and is continuing or would result in connection with such dividend.

As of June 30, 2013, the Company was in compliance with all loan covenants.

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

Due to the immaterial nature of the Company's Mexico operations, the Company is not reporting the termination of the Mexico operations as a discontinued operation for reporting purposes. For the three- and nine-months ended June 30, 2013, the Mexico operations represented zero and less than 1%, respectively, of total revenue; 1% of total assets for each period; and 1% or less of net income for each period. For the three and nine months ended June 30, 2012, the Mexico operations represented 1% and 2% of total revenue for each period; 3% for each period of total assets; and less than 1% of net income for each period.
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

	Three month period ended June 30,		Nine month period ended June 30,
	2013	2012	2013	2012
Net income available to common shareholders (in thousands)	$8,449	$7,249	$24,905	$19,849
Weighted average common shares outstanding	28,959,905	27,564,055	28,781,152	27,620,817
Effect of dilutive securities:
Stock options and restricted shares	1,750,153	1,711,298	1,706,328	1,319,482
Weighted average common and potential shares outstanding	30,710,058	29,275,353	30,487,480	28,940,299
Basic income per share	$0.29	$0.26	$0.87	$0.72
Diluted income per share	$0.28	$0.25	$0.82	$0.69

In the three and nine month periods ended June 30, 2013, options to purchase approximately 7,846 and 37,292 shares of common stock, with exercise prices ranging from $18.58 to $26.76 and $13.32 to $26.76, respectively, were not included in the computation of dilutive income per share, due to their antidilutive effect.
In the three and nine month periods ended June 30, 2012, options to purchase approximately 272,167 and 896,033 shares of common stock, with exercise prices ranging from $10.00 to $18.71 for the three month period and $6.73 to $18.71 for the nine month period, respectively, were not included in the computation of dilutive income per share, due to their antidilutive effect.

13. COMMON STOCK REPURCHASE PROGRAM

On November 15, 2012, the Company announced that its Board of Directors had authorized a program to repurchase up to $40.0 million of its outstanding common stock over the next three-year period. During the three and nine month period ended June 30, 2013, the Company purchased 56,000 and 303,600, shares of its common stock for approximately $1.2 million and $4.8 million at an average cost of $20.87 and $15.92 per share, respectively, exclusive of broker fees. At June 30, 2013, approximately $35.2 million remained on the repurchase authorization. Pursuant to the authorization, the Company may purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance with Company policies and applicable securities laws. In addition, the Company has established a 10b5-1 plan, pursuant to which some of the purchases could be made from time to time in the open market, subject to certain pricing parameters. The actual number of shares to be purchased, if any, will depend upon market conditions, and purchases are subject to the restrictions in the Company's Credit Agreement.  Any shares purchased will be held in the Company’s treasury for possible future use.

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

The Company is the subject of various pending and threatened claims in the ordinary course of business. The Company believes that any liability resulting from these various other claims will not have a material adverse effect on its results of operations, financial condition, or regulatory licenses or approvals; however, it is possible that extraordinary or unexpected legal fees, or a finding that our operations constitute illegal gaming, could adversely impact the Company's financial results during a particular fiscal period. During its ordinary course of business, the Company enters into obligations to defend, indemnify and/or hold harmless various customers, officers, directors, employees, and other third parties. These contractual obligations could give rise to additional litigation costs and involvement in court proceedings.

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

Dollie Williams, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010, in the United States District Court for the Middle District of Alabama, Eastern Division, against the Company and others. The plaintiffs, who claim to have been patrons of VictoryLand, allege that the Company participated in gambling operations that violated Alabama state law by supplying to VictoryLand purportedly unlawful electronic bingo machines played by the plaintiffs and seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint under Ala. Code Sec. 8-1-150(A). The plaintiffs have requested that the court certify the action as a class action. On March 16, 2012, Walter Bussey and two other named plaintiffs were voluntarily dismissed. On March 29, 2013, the court entered an order granting the plaintiffs' motion for class certification. On April 12, 2013, the defendants jointly filed a petition with the Eleventh Circuit Court of Appeals seeking permission to appeal the court's ruling on class certification. On June 18, 2013, the Eleventh Circuit Court of Appeals entered an order granting the petition to appeal. The Company's appellate brief is due on August 5, 2013. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, the Company is unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences for the Company in other jurisdictions.

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

Mexico Income Tax Audit

The Company's Mexican subsidiary, Multimedia Games de Mexico 1, S. de R.L. de C.V., or Multimedia Games de Mexico, has been under audit by the Mexico taxing authorities for the twelve month periods ended December 31, 2006 and 2007.

For the 2006 tax period, Multimedia Games de Mexico was assessed approximately $23,000. After several appeals, Multimedia Games de Mexico has determined not to further appeal the tax court's decisions and has instead determined to file a request for tax amnesty under a newly-announced program which was published in the Federal Official Gazette on December 17, 2012. The tax amnesty program for the 2006 tax year includes partial forgiveness of taxes due, plus a total or partial forgiveness of penalties and interest. Multimedia Games de Mexico has applied to the tax amnesty program and has paid approximately $2,300 to the tax authorities to settle this entire matter. On July 26, 2013, Multimedia Games de Mexico received a response from the taxing authorities and the taxing authorities have confirmed that there is no longer a tax contingency for 2006. Multimedia Games de Mexico did not admit liability by entering into the settlement.
For the 2007 tax year, on November 19, 2010, Multimedia Games de Mexico filed before the South Legal Matters Local Administration for the Federal District of the Tax Administration Service an administrative appeal against the resolutions set forth by the South Auditing Local Administration for the Federal District of the Tax Administration Service in ruling number

500-74-02-04-03-2010-9403, which assessed an income and value added tax deficiency of approximately $14.7 million to Multimedia Games de Mexico for the 2007 tax year. In ruling number 600-27-00-02-00-2011 MAIB - 13370, issued by the South Legal Matters Local Administration for the Federal District of the Tax Administration Service, the Mexico taxing authorities ruled on the appeal and reduced the total amount assessed for the 2007 year to approximately $2.9 million. On December 14, 2011, Multimedia Games de Mexico filed before the Federal Tribunal of Fiscal and Administrative Justice (Tax Court) a lawsuit against the remaining $2.9 million assessment for 2007. The lawsuit was remitted to the Eleventh Regional Metropolitan Division of the Federal Tribunal of Fiscal and Administrative Matters (Tax Court), and was registered under docket number 31987/11-17-11-8. In January 2012, a bond of $2.9 million, using a $3.5 million standby letter of credit issued under the Company's domestic credit facility, was provided to the North Collecting Local Administration for the Federal District of the Tax Administration Service as collateral for the potential assessment based on the taxing authorities' current estimate of the tax due. The Tax Court reviewed the evidence and on September 19, 2012 issued its decision upholding the previous ruling against Multimedia Games de Mexico.  On October 31, 2012, Multimedia Games de Mexico filed an appeal with the Federal Court of Mexico which has since been withdrawn since Multimedia Games de Mexico has applied for the tax amnesty program applicable for the 2007 tax year, which includes the total or partial forgiveness of penalties and/or interest on taxes due, and has paid approximately $2.0 million to settle the entire $2.9 million tax assessment for the 2007 year. Multimedia Games de Mexico is currently awaiting the response from the taxing authorities for 2007. Multimedia Games de Mexico did not admit liability by entering into the settlement.

15.      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued, and determined that no events, other than those disclosed within the footnotes hereto, have occurred subsequent to June 30, 2013 that warrant additional disclosure or accounting considerations.

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

OVERVIEW

Multimedia Games designs, manufactures and supplies gaming machines and systems to casino operators in North America, domestic and selected international lottery operators, and commercial bingo gaming facility operators. Our standalone gaming machines are primarily sold and placed in Class III settings, while our central determinant and server-based centrally-linked products and systems are primarily sold and placed in Class II, video lottery terminal and electronic bingo settings. The Company's markets served include gaming facilities operated by Native American and commercial casinos and we derive the majority of our gaming revenue from participation, or recurring revenue agreements, and development and placement fee agreements, all of which operate on a participation, or revenue share, basis. We enter into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities. All or a portion of the funds provided under development agreements are reimbursed to the Company, while funding under placement fee agreements is not reimbursed. Under these agreements, we place player terminals and systems as well as its proprietary and other licensed game content at a customer's facility in return for either a share of the revenues that these terminals and systems generate or for a fixed daily lease fee. For more information on our development, placement and participation arrangements, please see "Results of Operations" below.

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

As part of our revenue growth initiative, we remain focused on expanding market share through new product introductions and more effective utilization of sales and marketing efforts across the organization. The creation of our proprietary products and market expansion is a key area of focus for our company. As a result of these efforts, during the three months ended June 30, 2013, we saw growth in both our domestic installed base and our unit sale business.  We expect fiscal 2013 revenue growth will continue to be driven by further increases in the domestic installed base as well as growth in new unit sales, although such growth and increases may be at a lower rate than in fiscal 2012.  Based on current fiscal 2013 projections, we expect that our fiscal 2013 tax rate will be in the range of 36% to 37%, compared to the fiscal 2012 full year effective tax rate of 11%.

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

By expanding our portfolio, we are able to work closely with our customers to more fully serve their needs, allowing us to forge deeper relationships with our customers and expand the scope of our market opportunity.

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

RESULTS OF OPERATIONS

Three and Nine Months Ended June 30, 2013 Compared to Three and Nine Months Ended June 30, 2012

Below are our revenues and costs and expenses for the periods noted above.  This information should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2013	2012	% change	2013	2012	% change
	(in thousands)			(in thousands)
Revenue
Gaming Operations
Participation revenue	$29,785	$24,279	22.7%	$85,109	$70,966	19.9%
Lottery	4,529	4,140	9.4%	12,585	11,397	10.4%
Gaming Equipment and Systems Sales
Player terminal and equipment sales	9,968	8,986	10.9%	30,307	24,682	22.8%
Systems and Licensing	3,483	2,679	30.0%	9,935	6,690	48.5%
Other Revenue	340	380	(10.5)%	1,043	1,056	(1.2)%
Total Revenue	48,105	40,464	18.9%	138,979	114,791	21.1%
Costs and Expenses
Cost of gaming operations revenue	3,704	3,167	17.0%	10,359	9,162	13.1%
Cost of revenues equipment and systems sales	5,461	4,894	11.6%	17,027	13,227	28.7%
Selling, general and administrative	12,012	11,308	6.2%	34,930	34,332	1.7%
Research and development	4,053	3,852	5.2%	12,316	11,162	10.3%
Amortization and depreciation	8,900	9,510	(6.4)%	25,007	28,712	(12.9)%
Other income (expense), net	(192)	(32)	500.0%	(435)	1,299	(133.5)%

	At June 30
End-of-period domestic installed player terminal base:	2013	2012	% change
Oklahoma	8,248	7,763	6.2%
Washington	590	314	87.9%
California	711	440	61.6%
New York	699	631	10.8%
Wisconsin	224	200	12.0%
Other	1,691	801	111.1%
Total domestic participation units	12,163	10,149	19.8%

The participation units can be further delineated between units under development agreements, placement fee agreements and participation arrangements as follows:

		Three Months Ended		Nine Months Ended
		Participation	% of	Participation	% of	Participation	Expiration
	Units	Revenue	Total Revenue	Revenue	Total Revenue	Fees Ranges	Ranges
June 30, 2013		(In thousands)		(In thousands)
Development Agreements	4,880	$9,929	21.0%	$30,944	22.0%	20% to 30%	Mar. 2015 to Oct. 2018
Placement Fee Agreements	1,074	$1,358	3.0%	4,148	3.0%	20%	Apr. 2014 to Dec. 2017
Participation Arrangements	6,209	$18,498	38.0%	$50,018	36.0%	7% to 30%	N/A
Total	12,163	$29,785		$85,110

June 30, 2012
Development Agreements	4,872	$10,829	27.0%	$32,828	29.0%	20% to 30%	Mar. 2015 to Oct. 2018
Placement Fee Agreements	912	1,301	3.0%	4,149	4.0%	20%	Apr. 2014 to Dec. 2017
Participation Arrangements	4,365	$12,149	30.0%	$33,989	30.0%	7% to 30%	N/A
Total	10,149	$24,279		$70,966

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Total revenues for the three months ended June 30, 2013 were $48.1 million, compared to $40.5 million for the three months ended June 30, 2012, a $7.6 million, or 18.9% increase, primarily due to an increase in proprietary unit sales and participation revenue in both new and existing markets.

Gaming Operations – Participation Revenue

•
Oklahoma gaming revenues were $15.2 million in the three months ended June 30, 2013, compared to $15.5 million in the three months ended June 30, 2012, a decrease of $356,000, or 2.3%. The majority of the decrease is a result of decreased gaming activity at our largest customer's facilities in 2013 compared to 2012. End of period unit counts in Oklahoma as of June 30, 2013 were 8,248 compared to 7,763 as of June 30, 2012, a 485 unit, or 6.2% increase.

•
Washington gaming revenues were $4.1 million in the three months ended June 30, 2013, compared to $2.9 million in the three months ended June 30, 2012, an increase of $1.2 million, or 40.5%. The increase in Washington gaming operations revenue was primarily the result of an increase in back office fees received on player terminals as well as an increase in the number of player terminals. End of period unit counts in Washington as of June 30, 2013 were 590 compared to 314 as of June 30, 2012, a 276 unit, or 87.9% increase.

•
Revenues from California were $3.1 million in the three months ended June 30, 2013, compared to $1.6 million in the three months ended June 30, 2012, an increase of $1.5 million, or 91.6%. The increase in gaming operations revenue primarily relates to the increase in the number of participation units. End of period unit counts in California as of June 30, 2013 were 711 compared to 440 as of June 30, 2012, a 271 unit, or 61.6% increase.

•
Revenues from the New York market were $1.2 million in the three months ended June 30, 2013 and $1.1 million in the three months ended June 30, 2012, an increase of $170,000 or 16.0%. The increase in gaming operations revenue primarily relates to the increase in the number of participation units. End of period unit counts in New York as of June 30, 2013 were 699 compared to 631 as of June 30, 2012, a 68 unit, or 10.8% increase.

•
Wisconsin gaming revenues increased $271,000, or 35.8%, to $1.0 million in the three months ended June 30, 2013, compared to $757,000 in the three months ended June 30, 2012. The increase in revenue relates to an increase in yields and an increase in player terminals. End of period unit counts in Wisconsin as of June 30, 2013 were 224, compared to 200 as of June 30, 2012, a 24 unit, or 12.0% increase.

•
Other gaming operations revenue relates to participation revenue from other jurisdictions, including Alabama, Texas, Minnesota, Kansas, Idaho, Michigan, Mississippi, Nebraska, New Jersey, Nevada, Louisiana, Florida, Connecticut, New Mexico, Arizona, Arkansas, Indiana, Iowa, Ohio, and Rhode Island.  Combined gaming revenue from these jurisdictions were $5.2 million in the three months ended June 30, 2013 compared to $2.1 million in the three months ended June 30, 2012, a $3.0 million, or 142.6%, increase.  The increase in gaming operations revenue from these jurisdictions was primarily the result of an increase in our installed base of participation, which increased 111.1% to 1,691 as of June 30, 2013 from 801 as of June 30, 2012.

Gaming Operations – Lottery

•
Revenues from the New York Lottery system increased $389,000, or 9.4%, to $4.5 million in the three months ended June 30, 2013, from $4.1 million in the three months ended June 30, 2012. The increase in New York Lottery system revenue is attributable to an increase in the total number of units, which were approximately 17,600 as of June 30, 2013 and 17,100 as of June 30, 2012.

Gaming Equipment and System Sales –Player Terminal and Equipment Sales

•
Player terminal and equipment sales were $10.0 million in the three months ended June 30, 2013, and $9.0 million in the three months ended June 30, 2012, an increase of $1.0 million, or 10.9%. Player terminal sales in the three months ended June 30, 2013 were $9.6 million on the sale of 647 proprietary units, compared to sales of $8.4 million on the sale of 543 proprietary units in the three months ended June 30, 2012. The player terminal and equipment sales increase is attributable to continued growth in new markets and continued penetration into existing markets. Generally, player terminal sales include ancillary equipment, such as networking gear, bases, chairs, and occasionally signage, some of which may be necessary for the full functionality of the player terminals in a casino. This ancillary equipment comprises an install kit which is shipped simultaneously with the player terminals. Gaming equipment sales were $200,000 in the three months ended June 30, 2013, compared to $154,000 in the three months ended June 30, 2012.  Player terminal and equipment sales also include $171,000 and $466,000 related to deferred revenue recognized during the three months ended June 30, 2013 and the three months ended June 30, 2012, respectively, due to final execution of deliverables or mutual agreement to changes in contract terms.

Gaming Equipment and System Sales – Systems and Licensing

•
Systems and licensing sales revenue was $3.5 million in the three months ended June 30, 2013, compared to $2.7 million in the three months ended June 30, 2012, a $804,000 or 30.0% increase. Systems and licensing revenue for the three months ended June 30, 2013 relates to (i) $2.8 million of licenses associated with the player terminal sales during the period; (ii) $620,000 license revenue from game conversions; and (iii) $42,000 of systems and game themes sold in prior periods being amortized to revenue from deferred revenue over the contract period.  Systems and licensing revenue in the three months ended June 30, 2012 relates to (i) $2.0 million of licenses associated with the player terminal sales during the period; (ii) $134,000 of systems and game themes sold in prior periods being recognized from deferred revenue during the period; and (iii) $549,000 of license revenue from game conversions. The increase in the year for systems and licensing is primarily attributable to the increase in the sale of licenses related to player terminal sales.

Other Revenue

•
Other revenue was $340,000 in the three months ended June 30, 2013 and $380,000 in the three months ended June 30, 2012, a $40,000, or 10.5%, decrease. This decrease relates to a decrease of maintenance and service contract revenue in the three months ended June 30, 2013.

Cost of Gaming Operations Revenue

•
Total cost of gaming operations revenue, which includes field service and network operations personnel, as well as royalty and participation fees, increased $537,000, or 17.0%, to $3.7 million in the three months ended June 30, 2013, from $3.2 million in the three months ended June 30, 2012. Costs of gaming operations revenue increased primarily due to the increase in the player terminal installed base.

Cost of Equipment & System Sales

•
Cost of equipment and system sales, which includes the cost of goods sold for player terminals and other equipment and system sales, increased $567,000, or 11.6%, to $5.5 million in the three months ended June 30, 2013, from $4.9 million in the three months ended June 30, 2012, primarily due to the increase in player terminal equipment sales. Costs of revenues related to player terminal sales were $5.3 million and $4.4 million in the three months ended June 30, 2013 and the three months ended June 30, 2012, respectively. Cost of equipment and system sales in the three months ended June 30, 2013 includes $59,000 related to the sale of gaming equipment during the period and $92,000 of costs of prior period shipments being amortized from deferred revenue over the contract period. Cost of equipment and system sales in the three months ended June 30, 2012 includes $177,000 related to the sale of gaming equipment during the period and $278,000 of costs of prior period shipments being amortized from deferred revenue over the contract period.

Selling, General and Administrative Expenses

•
Selling, general and administrative expenses, or SG&A, increased approximately $704,000, or 6.2%, to $12.0 million in the three months ended June 30, 2013, from $11.3 million in the three months ended June 30, 2012. This increase was primarily a result of a increase in salaries and wages and employee benefits of $381,000 and an increase in legal expense of $380,000.

Research & Development

•
Research and development expenses increased approximately $201,000, or 5.2%, to $4.1 million in the three months ended June 30, 2013, from $3.9 million in the three months ended June 30, 2012. Our research and development costs increased primarily due to salaries and wages, as a result of increased headcount and continued efforts to attract and retain employees.

Amortization and Depreciation

•
Depreciation expense decreased $1.1 million, or 12.6%, to $7.3 million in the three months ended June 30, 2013, from $8.4 million in the three months ended June 30, 2012, primarily as a result of a change in the depreciable lives of leased gaming equipment reflected in our rental pool effective as of October 1, 2012. It was determined that a four year depreciable life on leased gaming equipment more accurately reflected the current age of leased gaming equipment on customers' floors, the current and historical replacement rate and the useful lives used for comparable assets by our competitors. Amortization expense increased $446,000, or 39.3%, to $1.6 million in the three months ended June 30, 2013, compared to $1.1 million in the three months ended June 30, 2012, primarily because of an increase in capitalized software costs, which led to an increase in the associated amortization expense.

Other Income and Expense

•
Interest income decreased $223,000, or 72.4%, to $85,000 in the three months ended June 30, 2013, from $308,000 in the three months ended June 30, 2012 due to reduced outstanding note receivable balances. During the three months ended June 30, 2013, we recorded imputed interest of $56,000 relating to development agreements with an imputed interest rate range of 2.96% to 5.25%, compared to $287,000 in the three months ended June 30, 2012.

•
Interest expense decreased $53,000, or 16.1%, to $277,000 in the three months ended June 30, 2013, from $330,000 in the three months ended June 30, 2012 due to a reduction in interest rates charged under our Credit Agreement and a reduction in the outstanding debt balance.

•
Other income increased $10,000, or 100.0%, to $0 in the three months ended June 30, 2013, from a $10,000 expense in the three months ended June 30, 2012. The increase primarily relates to net losses incurred on foreign currency transactions primarily related to our Mexico operations in 2012 that we do not have in 2013.

Income Taxes

•
Income tax expense increased to $5.3 million in the three months ended June 30, 2013, compared to an expense of $452,000 in the three months ended June 30, 2012. These figures represent an effective income tax rate of 38.7% and 5.9% in the three months ended June 30, 2013 and 2012, respectively.

•
We expect our effective tax rate in fiscal 2013 to be in the range of 36% to 37%, compared to a net benefit of approximately 11% in fiscal 2012. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

Nine Months Ended June 30, 2013, Compared to Nine Months Ended June 30, 2012

Total revenues for the nine months ended June 30, 2013 were $139.0 million, compared to $114.8 million for the nine months ended June 30, 2012, a $24.2 million, or 21.1% increase, primarily due to an increase in proprietary unit sales and participation revenue in both new and existing markets.

Gaming Operations – Participation Revenue

•
Oklahoma gaming revenues were $46.4 million in the nine months ended June 30, 2013, compared to $47.2 million in the nine months ended June 30, 2012, a decrease of $812,000, or 1.7%. The majority of the decrease is a result of decreased gaming activity at our largest customer's facilities in 2013 compared to 2012. End of period unit counts in Oklahoma as of June 30, 2013 were 8,248 compared to 7,763 as of June 30, 2012, a 485 unit, or 6.2% increase.

•
Washington gaming revenues were $11.6 million in the nine months ended June 30, 2013, compared to $7.6 million in the nine months ended June 30, 2012, an increase of $4.0 million, or 52.4%. The increase in Washington gaming operations revenue was primarily the result of an increase in back office fees received on player terminals as well as an increase in the number of player terminals installed. End of period unit counts in Washington as of June 30, 2013 were 590 compared to 314 as of June 30, 2012, a 276 unit, or 87.9% increase.

•
Revenues from California were $8.2 million in the nine months ended June 30, 2013, compared to $3.9 million in the nine months ended June 30, 2012, an increase of $4.3 million, or 110.9%. The increase in gaming operations revenue primarily relates to the increase in participation units. End of period unit counts in California as of June 30, 2013 were 711 compared to 440 as of June 30, 2012, a 271 unit, or 61.6% increase.

•
Revenues from the New York market were $3.4 million in the nine months ended June 30, 2013 and $3.2 million in the nine months ended June 30, 2012, an increase of $259,000 or 8.2%. The increase in New York gaming operations revenue primarily relates to the increase in the number of participation units. End of period unit counts in New York as of June 30, 2013 were 699 compared to 631 as of June 30, 2012, a 68 unit, or 10.8% increase.

•
Wisconsin gaming revenues increased $772,000, or 38.5%, to $2.8 million in the nine months ended June 30, 2013, compared to $2.0 million in the nine months ended June 30, 2012. The increase in revenue relates to an increase in yields and an increase in player terminals. End of period unit counts in Wisconsin as of June 30, 2013 were 224 compared to 200 as of June 30, 2012, a 24 unit, or 12.0% increase.

•
Other gaming operations revenue relates to participation revenue from other jurisdictions, including Alabama, Texas, Minnesota, Kansas, Idaho, Michigan, Mississippi, Nebraska, New Jersey, Nevada, Louisiana, Florida, Connecticut, New Mexico, Arizona, Arkansas, Indiana, Iowa, Ohio, and Rhode Island.  Gaming revenue from these jurisdictions combined was $12.5 million in the nine months ended June 30, 2013, compared to $5.3 million in the nine months ended June 30, 2012, a $7.3 million, or 138.0%, increase.  The increase in gaming operations revenue was primarily the result of an increase in our installed base of participation games, which increased 111.1% to 1,691 as of June 30, 2013 from 801 as of June 30, 2012.  In addition, the Company recorded gaming operations revenues of $169,000 and $1.8 million from participation units in Mexico during the nine months ended June 30, 2013 and 2012, respectively. The Company had 985 participation units in Mexico as of June 30, 2012 and in December 2012 sold all remaining units to its primary customer; therefore, as of June 30, 2012, the Company no longer operates any machines in Mexico.

Gaming Operations – Lottery

•
Revenues from the New York Lottery system increased $1.2 million, or 10.4%, to $12.6 million in the nine months ended June 30, 2013, from $11.4 million in the nine months ended June 30, 2012. The total number of units within the New York Lottery system was approximately 17,600 as of June 30, 2013 and 17,100 as of June 30, 2012. The increase in New York Lottery system revenue is attributable to an increase in the total number of units and the full effect of the opening of Resorts World Casino in New York, New York on October 28, 2011.

Gaming Equipment and System Sales –Player Terminal and Equipment Sales

•
Player terminal and equipment sales were $30.3 million in the nine months ended June 30, 2013, and $24.7 million in the nine months ended June 30, 2012, an increase of $5.6 million, or 22.8%. Player terminal sales in the nine months ended June 30, 2013 were $27.5 million on the sale of 1,871 proprietary units, compared to sales of $21.4 million on the sale of 1,423 proprietary units in the nine months ended June 30, 2012. The player terminal and equipment sales increase is attributable to continued growth in new markets and continued penetration into existing markets, including the sale of 150 units into a new casino in Louisiana. Generally, player terminal sales include ancillary equipment, such as networking gear, bases, chairs, and occasionally signage, some of which may be necessary for the full functionality of the player terminals in a casino. This ancillary equipment comprises an install kit which is shipped simultaneously with the player terminals. Gaming equipment sales were $1.8 million in the nine months ended June 30, 2013 compared to $1.7 million in the nine months ended June 30, 2012.  Player terminal and equipment sales also include $1.0 million and $1.5 million related to deferred revenue recognized during the nine months ended June 30, 2013 and the nine months ended June 30, 2012, respectively, due to final execution of deliverables or mutual agreement to changes in contract terms.

Gaming Equipment and System Sales – Systems and Licensing

•
Systems and licensing sales revenue was $9.9 million in the nine months ended June 30, 2013, compared to $6.7 million in the nine months ended June 30, 2012, a $3.2 million, or 48.5% increase. Systems and licensing revenue for the nine months ended June 30, 2013 relates to (i) $7.9 million of licenses associated with the player terminal sales during the period; (ii) $1.7 million license revenue from game conversions; and (iii) $315,000 of systems and game themes sold in prior periods being amortized to revenue from deferred revenue over the contract period.  Systems and licensing revenue in the nine months ended June 30, 2012 relates to (i) $4.9 million of licenses associated with the player terminal sales during the period; (ii) $1.3 million of license revenue from game conversions; and (iii) $524,000 of systems and game themes sold in prior periods being recognized from deferred revenue during the period.

Other Revenue

•
Other revenue was $1.0 million in the nine months ended June 30, 2013 and $1.1 million in the nine months ended June 30, 2012, a $13,000, or 1.2%, decrease. This decrease relates to a decrease of maintenance and service contract revenue in the nine months ended June 30, 2013.

Cost of Gaming Operations Revenue

•
Total cost of gaming operations revenue, which includes field service and network operations personnel, as well as royalty and participation fees, increased $1.2 million, or 13.1%, to $10.4 million in the nine months ended June 30, 2013, from $9.2 million in the nine months ended June 30, 2012. Costs of gaming operations revenue increased primarily due to the increase in player terminal installed base.

Cost of Equipment & System Sales

•
Cost of equipment and system sales, which includes the cost of goods sold for player terminals and other equipment and system sales, increased $3.8 million, or 28.7%, to $17.0 million in the nine months ended June 30, 2013, from $13.2 million in the nine months ended June 30, 2012, primarily due to the increase in player terminal equipment sales. Costs of revenues related to player terminal sales were $15.6 million and $11.2 million in the nine months ended June 30, 2013 and the nine months ended June 30, 2012, respectively. Cost of equipment and system sales in the nine months ended June 30, 2013 includes $775,000 related to the sale of gaming equipment during the period and $613,000 of costs of prior period shipments being amortized from deferred revenue over the contract period. Cost of equipment and system sales in the nine months ended June 30, 2012 includes $1.1 million related to the sale of gaming equipment during the period and $874,000 of costs of prior period shipments being amortized from deferred revenue over the contract period.

Selling, General and Administrative Expenses

•
Selling, general and administrative expenses, or SG&A, decreased approximately $598,000, or 1.7%, to $34.9 million in the nine months ended June 30, 2013, from $34.3 million in the nine months ended June 30, 2012. This decrease was primarily related to (i) the decrease of legal fees of $563,000; (ii) a one-time miscellaneous expense related to a $500,000 charitable donation in fiscal 2012, offset by an increase in travel costs associated with the industry's annual trade show, Global Gaming Expo, or G2E, in Nevada of $440,000.

•
During the nine months ended June 30, 2013, we entered into an agreement with our primary customer in Mexico to sell to the customer all of the customer's leased electronic gaming machines. The sale of the machines represents the effective termination of our operations in Mexico. The net sale of the machines was in the amount of $1.0 million and charges for severance costs, office and warehouse expenses, fixed asset write-offs and other expected expenses were accrued in the amount of $741,000. In addition, we cleared all foreign currency translation adjustments through December 31, 2012 which resulted in a charge of $338,000 for the nine months ended June 30, 2013. Due to the immaterial amount of the transaction, we recorded the net impact of the sale and expected closing costs of the Mexico operations as part of selling, general and administrative expenses.

Research & Development

•
Research and development expenses increased approximately $1.2 million, or 10.3%, to $12.3 million in the nine months ended June 30, 2013, from $11.2 million in the nine months ended June 30, 2012. Our research and development costs increased primarily due to salaries and wages, as a result of increased headcount and continued efforts to attract and retain employees, independent testing lab fees, and contract labor.

Amortization and Depreciation

•
Depreciation expense decreased $4.7 million, or 18.5%, to $20.7 million in the nine months ended June 30, 2013 from $25.4 million in the nine months ended June 30, 2012, primarily as a result of a change in the depreciable lives of leased gaming equipment reflected in our rental pool as of October 1, 2012. It was determined that a four year depreciable life on leased gaming equipment more accurately reflected the current age of leased gaming equipment on customers' floors, the current and historical replacement rate and the useful lives used for comparable assets by our competitors. Amortization expense increased $994,000, or 29.8%, to $4.3 million in the nine months ended June 30, 2013, compared to $3.3 million in the nine months ended June 30, 2012, primarily because of an increase in capitalized software costs, which led to an increase in the associated amortization expense.

Other Income and Expense

•
Interest income decreased $921,000, or 69.8%, to $399,000 in the nine months ended June 30, 2013, from $1.3 million in  the nine months ended June 30, 2012 due to reduced outstanding note receivable balances. During the nine months ended June 30, 2013, we recorded imputed interest of $320,000 relating to development agreements with an imputed interest rate range of 2.95% to 9.0%, compared to $1.1 million in the nine months ended June 30, 2012.

•
Interest expense decreased $192,000, or 18.1%, to $867,000 in the nine months ended June 30, 2013, from $1.1 million in the nine months ended June 30, 2012 due to a reduction in interest rates charged under our Credit Agreement and a reduction in the outstanding debt balance.

•
Other income decreased $1.0 million to $33,000 in the nine months ended June 30, 2013, from $1.0 million in the nine months ended June 30, 2012. The decrease primarily relates to a gain on the exchange of used equipment with a third party equipment supplier in the nine month period ended June 30, 2012.

Income Taxes

•
Income tax expense increased to $14.0 million in the nine months ended June 30, 2013, compared to a benefit of $354,000 in the nine months ended June 30, 2012. These figures represent an effective tax rate of 36.0% and (1.8)% in the nine months ended June 30, 2013 and 2012, respectively.

•
As of June 30, 2013, management determined that it was more likely than not that the future benefit associated with all of our existing deductible temporary differences and carryforwards in the U.S. will be realized. As a result, we have no valuation allowance against any of our U.S. deferred tax assets. In Mexico, we continue to experience tax losses and do not foresee profitable activities in the future after selling all of our electronic gaming machines to our primary customer; therefore, management determined that it is not more likely than not that the future benefit associated with all of our existing deductible temporary differences and carryforwards in Mexico will be realized. As a result, we have maintained a full valuation allowance against all of our remaining Mexican deferred tax assets.

RECENT ACCOUNTING PRONOUNCEMENTS

We monitor new generally accepted accounting principles and disclosure reporting requirements issued by the SEC and other standard setting agencies. Recently issued accounting standards affecting our financial results are described in Note 2 of our unaudited condensed consolidated financial statements.

INFLATION AND OTHER COST FACTORS

Our operations have not been nor are they expected to be materially affected by inflation. However, our domestic and international operational expansion is affected by the cost of hardware components, which are not considered to be inflation sensitive, but rather, sensitive to changes in technology and competition in the hardware markets. In addition, we expect to continue to incur increased legal and other similar costs associated with regulatory compliance requirements and the uncertainties present in the operating environment in which we conduct our business. However, this expectation could change depending upon a number of factors, including those described under “Part I - Item 2. Management's Discussion and Analysis - Overview" and "Part II - Item 1A. Risk Factors.”

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

ASU No 2009-14 amends the scope of software revenue recognition to exclude all tangible products containing both software and non-software components that function together to deliver the tangible product's essential functionality. As a result, certain tangible products that were previously accounted for under the scope of software revenue recognition guidance (Accounting Standards Codification Subtopic 985-605) will no longer be accounted for as software.

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

In allocating the arrangement fees to separate deliverables, we evaluate whether we have VSOE of selling price, TPE or ESP for gaming devices, maintenance and product support fees and other revenue sources. We generally use ESP to determine the selling price used in the allocation of separate deliverables, as VSOE and TPE are not available. We determine the ESP on separate deliverables by estimating a margin typically received on such items and applying that margin to the product cost incurred.

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

Property and Equipment and Leased Gaming Equipment. Property and equipment and leased gaming equipment is stated at cost. The cost of property and equipment and leased gaming equipment is depreciated over their estimated useful lives, generally using the straight-line method for financial reporting, and regulatory acceptable methods for tax reporting purposes. Player terminals and related components and equipment are included in our rental pool.  The rental pool can be further delineated as “rental pool – deployed,” which consists of assets deployed at customer sites under participation agreements, and “rental pool – undeployed,” which consists of assets with the Company that are available for customer use. Rental pool – undeployed consists of both new units awaiting deployment to a customer site and previously deployed units currently warehoused with the Company to be refurbished awaiting re-deployment. Routine maintenance of property and equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated useful life (Critical Assumption #1) of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in our results of operations.

Management reviews long-lived asset classes for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For impairment analysis purposes, our rental pool is viewed as a fungible pool of assets; including assets in both rental pool-deployed and rental pool-undeployed.  In order to determine whether these assets are impaired, the net book value of the rental pool is compared to an estimate of future net cash flows from all existing facilities. The primary assumption used in determining future cash flows is our estimate of future revenue.  In addition, we analyze the composition of our rental pool to determine the future use of older models and related components for those models.  The impairment analysis for the fiscal year ended September 30, 2012 indicated that we had substantial cash flows to fully recover the carrying value of the entire rental pool.  As of June 30, 2013 and 2012, rental pool assets totaled $65.6 million and $47.0 million, respectively. (Critical Assumption #2)

Assumptions/Approach used for Critical Assumption #1: The carrying value of the asset is determined based upon management’s assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight line basis, where the useful life of items in the rental pool has been determined by management to be three years.

Effect if different assumptions used for Critical Assumption #1: While we believe that the useful lives that have been determined for our fixed assets are reasonable, different assumptions could materially affect the carrying value of the assets, as well as the depreciation expense recorded in each respective period related to those assets. During the three months ended June 30, 2013, a significant portion of the $8.9 million of depreciation and amortization expense is related to assets in the rental pool. If the depreciable life of assets in our rental pool were changed, we could incur a materially different amount of depreciation expense during the period. For example, during the three months ended December 31, 2012, after a periodic review of the depreciable lives of our property and equipment and leased gaming equipment, management determined that a four year depreciable life on leased gaming equipment more accurately reflected the current age of leased gaming equipment on customers' floors, the current and historical replacement rate and the useful lives used for comparable assets by our competitors; accordingly, the depreciable lives of rental pool assets, both proprietary and third party machines, was increased to four years from three years, effective October 1, 2012. The effect of this change in estimate increased operating income by approximately $1.7 million and net income by $1.1 million, or $0.03 per diluted share, for the three months ended June 30, 2013, and $6.0 million of operating income and $3.8 million of net income or $0.13 per diluted share, for the nine months ended June 30, 2013.

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

Management reviews intangible assets related to development and placement fee agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Critical Assumption #2). For the three-month period ended June 30, 2013, there was no impairment to the assets’ carrying values.

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
Additionally, in accordance with ASC Topic 740, as of June 30, 2013, we have maintained a liability associated with prior uncertain tax positions. During the three month period ended June 30, 2013, the liability related to uncertain tax positions was increased for interest accrued on those positions.

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
In Mexico, we continue to experience tax losses and do not foresee profitable activities in the future after selling all of our electronic gaming machines to our primary customer; therefore management determined that it is not more likely than not that the future benefit associated with all of our existing deductible temporary differences and carryforwards in Mexico will be realized. As a result, we have maintained a full valuation allowance against all of our remaining Mexican deferred tax assets.
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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, we had $92.5 million in unrestricted cash and cash equivalents, compared to $73.8 million as of September 30, 2012. During the nine month periods ended June 30, 2013 and June 30, 2012, we received approximately $8.3 million and $13.0 million, respectively, from notes receivable, of which $7.7 million and $11.9 million, respectively, were collected on development agreements. Our working capital as of June 30, 2013 was $100.4 million, compared to a working capital of $87.1 million at September 30, 2012. The increase in working capital was primarily the result of an increase in cash collections from notes and accounts receivable and the exercises of stock options; as well as, and an increase in accounts receivable and inventory due to increased sales volumes. During the nine months ended June 30, 2013, we used $36.6 million for capital expenditures of property and equipment compared to $31.8 million for the nine months ended June 30, 2012. In addition, we have $30.5 million outstanding and $37.0 million available for future borrowings under our Credit Agreement, subject to covenant restrictions (see the discussion of our Credit Agreement below). Availability under the Credit Agreement is reduced to the extent of a $3.5 million outstanding letter of credit.

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

As of June 30, 2013, our total contractual cash obligations were as follows (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Credit Agreement Term Loan(1)	$3,700	$7,400	$19,425	$—	$30,525
Estimated Interest Payments(1)	901	1,445	54	—	2,400
Operating Lease Obligations(2)	1,965	3,472	404	—	5,841
Purchase Commitments	20,391	—	—	—	20,391
Total(3)	$26,957	$12,317	$19,883	$—	$59,157

(1)	Consists of principal amounts outstanding under the term loan to our Credit Agreement and estimated interest payments at the Eurodollar rate plus the applicable spread (2.94% as of June 30, 2013).

(2)	Consists of operating leases for our facilities and office equipment.

(3)
Uncertain tax position liabilities of $1.1 million as of June 30, 2013 are excluded from the contractual obligations table because the Company cannot make a reasonably reliable estimate of the period in which a cash settlement may be reached with the respective taxing authority.

During the nine month period ended June 30, 2013, we generated $60.2 million in cash from our operations, an increase of $3.0 million, or 5.3%, from $57.2 million during the nine month period of 2012. The increase was primarily the result of (i) a $5.1 million increase in net income; (ii) $548,000 increase in deferred income taxes; (iii) a decrease of interest income from imputed interest of $763,000, offset by a $3.7 million decrease in amortization and depreciation.

Cash used in investing activities increased $6.1 million, or 16.1%, to $44.1 million, in the nine months ended June 30, 2013, from $38.0 million during in nine months ended June 30, 2012. The increase was primarily the result of increases in capital expenditures of $4.8 million and a decrease of repayments by customers under development agreements of $4.2 million, partially offset by decreases in advances under development agreements of $5.3 million.

Additions to property and equipment and leased gaming equipment consisted of the following:

	Nine Months Ended
	June 30,
	2013	2012
	(In thousands)
Gaming equipment	$32,670	$26,581
Third-party gaming content licenses	2,041	1,692
Other	1,912	3,538
Additions to property and equipment and leased gaming equipment	$36,623	$31,811

Cash provided by financing activities decreased by $89,000, or 3.4%, to $2.6 million during the nine month period ended June 30, 2013, from cash provided by financing activities of $2.7 million during the nine month period ended June 30, 2012. The decrease was primarily the result of an increase of $3.3 million of proceeds related to the exercise of stock options, offset by a $3.0 million increase in the purchase of treasury stock during the nine months ended June 30, 2013 compared to the nine months ended June 30, 2012.

Our capital expenditures for the next 12 months will depend upon the number of new player terminals that we are able to place into service at new or existing facilities and the actual number of repairs and equipment upgrades to the player terminals that are currently in the field. We intend to increase the number of new player terminals through expansion into new markets, which we expect will increase our capital expenditures.

Credit Agreement

Our Credit Agreement, long-term debt consisted of the following:

	June 30, 2013	September 30, 2012
	(In thousands)
Term loan facility	$30,525	33,300
Less: current portion of long-term debt	(3,700)	(3,700)
Long-term debt, less current portion	$26,825	$29,600

On August 3, 2011, certain of our subsidiaries entered into an amended and restated credit agreement with Comerica Bank in its capacity as administrative agent and lead arranger and Wells Fargo Bank, N.A., as syndication agent (the "Credit Agreement"), to provide us with a $74.0 million credit facility which replaced our previous credit facility with Comerica Bank in its entirety. The Credit Agreement consists of three facilities: an approximately $20.6 million revolving credit facility, a $37.0 million term loan, and an approximately $16.4 million draw-to term loan. The Credit Agreement, and advances made thereunder, mature on August 3, 2016. The term loan is amortized on a straight-line basis over a ten-year period, payable in equal quarterly installments of $925,000. The revolving credit facility and the draw-to term loan provide the Company the ability to finance development and placement agreements, acquisitions, and working capital for general corporate purposes. As of June 30, 2013, $30.5 million was outstanding on the term loan which bore interest at 2.94%. No amounts were outstanding on the revolving credit facility and the draw-to term loan; and each facility had approximately $20.6 million and $16.4 million, respectively, available for borrowings as of June 30, 2013. The Company has the ability to draw on the draw-to term loan until February 3, 2014 and on the revolving credit facility until maturity of the credit agreement on August 3, 2016.

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

Stock Repurchase Authorizations

On November 15, 2012, we announced that our Board of Directors had authorized a program to repurchase up to $40 million of our outstanding common stock over a three-year period. During the three months ended June 30, 2013, we purchased 56,000 shares of our common stock for approximately $1.2 million at an average cost of $20.87 per share, exclusive of broker fees. During the nine months ended June 30, 2013, we purchased approximately 303,600 shares of our common stock for approximately $4.8 million at an average cost of $15.92 per share, exclusive of broker fees. At June 30, 2013, approximately $35.2 million remains on the repurchase authorization. Pursuant to the authorization, we may purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance with Company policies and applicable securities laws.  In addition, we have established a 10b5-1 plan, pursuant to which some of the purchases could be made from time to time in the open market, subject to certain pricing parameters. The actual number of shares to be purchased, if any, will depend upon market conditions and purchases are subject to the restrictions in our Credit Agreement. Any shares purchased will be held in the Company’s treasury for possible future use.  Since December 2010, the Company has purchased approximately 2.5 million shares of its common stock for $16.7 million at an average cost of $6.63 per share, exclusive of broker fees.

Stock-Based Compensation

At June 30, 2013, we had approximately 2.9 million options to purchase common stock outstanding, with exercise prices ranging from $1.87 to $26.76 per share, of which, approximately 1.6 million of the outstanding options to purchase common stock were exercisable.

During the nine months ended June 30, 2013, options to purchase 46,400 shares of common stock were granted at a weighted average exercise price of $16.47 per share, and we issued 1.0 million shares of common stock as a result of stock option exercises with a weighted average exercise price of $6.32. We also granted to certain employees awards of restricted stock units in the aggregate of 158,800 shares during the nine months ended June 30, 2013 at an average fair value per share of $15.11.

At June 30, 2012, we had approximately 4.3 million options to purchase common stock outstanding, with exercise prices ranging from $1.61 to $18.71 per share, of which, approximately 2.0 million of the outstanding options to purchase common stock were exercisable.

During the nine-months ended June 30, 2012, options to purchase 1.1 million shares of common stock were granted at a weighted average exercise price of $6.90 per share, and we issued 1.3 million shares of common stock as a result of stock option exercises with a weighted average exercise price of $5.13. We also granted to our non-employee directors restricted stock in the aggregate of 48,000 shares during the nine -months ended June 30, 2012 at an average fair value per share price of $10.16.

SEASONALITY

We believe our operations are not materially affected by seasonal factors, although we have experienced fluctuations in our revenues from period to period.

CONTINGENCIES

For information regarding contingencies, see Note 14 of our Notes to Condensed Consolidated Financial Statements "Commitments and Contingencies” and PART II – Item 1. "Legal Proceedings.”

OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2013, the Company had an outstanding letter of credit issued under our domestic credit facility to ensure payment of a bond to certain Mexican taxing authorities in the amount of $3.5 million.  Such off-balance sheet arrangements are not reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources. See Note 14 of the Notes to Consolidated Financial Statements "Commitments and Contingencies."

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of business, primarily associated with interest rate fluctuations and foreign currency exchange rates, primarily with respect to our former operations in Mexico. Effective as of December 31, 2012, we sold our remaining units in Mexico to our Mexico customer, and no longer operate any units in Mexico; we may, however, be subject to certain business expenses in Mexico as our foreign entities continue to exist. Accordingly, there have been no material changes in our assessment of sensitivity to market risk since those described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

As of June 30, 2013, we had total debt outstanding of $30.5 million at an effective interest rate of 2.94%, compared to $33.3 million at an effective interest rate of 3.23% as of September 30, 2012. Accordingly, there have been no material changes in our assessment of interest rate risk since those described in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2012.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2013.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting identified in management’s evaluation during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dollie Williams, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010, in the United States District Court for the Middle District of Alabama, Eastern Division, against the Company and others. The plaintiffs, who claim to have been patrons of VictoryLand, allege that the Company participated in gambling operations that violated Alabama state law by supplying to VictoryLand purportedly unlawful electronic bingo machines played by the plaintiffs and seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint under Ala. Code Sec. 8-1-150(A). The plaintiffs have requested that the court certify the action as a class action. On March 16, 2012, Walter Bussey and two other named plaintiffs were voluntarily dismissed. On March 29, 2013, the court entered an order granting the plaintiffs' motion for class certification. On April 12, 2013, the defendants jointly filed a petition with the Eleventh Circuit Court of Appeals seeking permission to appeal the court's ruling on class certification. On June 18, 2013, the Eleventh Circuit Court of Appeals entered an order granting the petition to appeal. Our appellate brief is due on August 5, 2013. We continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, we are unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences for us in other jurisdictions.

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

Mexico Income Tax Audit
Our Mexican subsidiary, Multimedia Games de Mexico 1, S. de R.L. de C.V., or Multimedia Games de Mexico, has been under audit by the Mexico taxing authorities for the twelve month periods ended December 31, 2006 and 2007.

For the 2006 tax period, Multimedia Games de Mexico was assessed approximately $23,000. After several appeals, Multimedia Games de Mexico has determined not to further appeal the tax court's decisions and has instead determined to file a request for tax amnesty under a newly-announced program which was published in the Federal Official Gazette on December 17, 2012. The tax amnesty program for the 2006 tax year includes partial forgiveness of taxes due, plus a total or partial forgiveness of penalties and interest. Multimedia Games de Mexico has applied for the tax amnesty program and has paid approximately $2,300 to the tax authorities to settle this entire matter. On July 26, 2013, Multimedia Games de Mexico received a response from the taxing authorities and the taxing authorities have confirmed that there is no longer a tax contingency for 2006. Multimedia Games de Mexico did not admit liability by entering into the settlement.

For the 2007 tax period, on November 19, 2010, Multimedia Games de Mexico filed before the South Legal Matters Local Administration for the Federal District of the Tax Administration Service an administrative appeal against the resolutions set forth by the South Auditing Local Administration for the Federal District of the Tax Administration Service in ruling number 500-74-02-04-03-2010-9403, which assessed an income and value added tax deficiency of approximately $14.7 million to Multimedia Games de Mexico for the 2007 tax year. In ruling number 600-27-00-02-00-2011 MAIB - 13370, issued by the South Legal Matters Local Administration for the Federal District of the Tax Administration Service, the Mexico taxing authorities ruled on the appeal and reduced the total amount assessed for the 2007 year to approximately $2.9 million. On December 14, 2011,

Multimedia Games de Mexico filed before the Federal Tribunal of Fiscal and Administrative Justice (Tax Court) a lawsuit against the remaining $2.9 million assessment for 2007. The lawsuit was remitted to the Eleventh Regional Metropolitan Division of the Federal Tribunal of Fiscal and Administrative Matters (Tax Court), and was registered under docket number 31987/11-17-11-8. In January 2012, a bond of $2.9 million, using a $3.5 million standby letter of credit issued under our domestic credit facility, was provided to the North Collecting Local Administration for the Federal District of the Tax Administration Service as collateral for the potential assessment based on the taxing authorities' current estimate of the tax due. The Tax Court has reviewed the evidence and on September 19, 2012 issued its decision upholding the previous ruling against Multimedia Games de Mexico. On October 31, 2012, Multimedia Games de Mexico filed an appeal with the Federal Court of Mexico which has since been withdrawn since Multimedia Games de Mexico has applied for the tax amnesty program applicable for the 2007 tax year, which includes the total or partial forgiveness of penalties and/or interest on taxes due, and has paid approximately $2.0 million to settle the entire $2.9 million tax assessment for the 2007 year. We are currently awaiting the response from the taxing authorities for 2007. Multimedia Games de Mexico did not admit liability by entering into the settlement.

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
For the nine months ended June 30, 2013 and 2012, approximately 24% and 31%, respectively, of our total net revenues (net of accretion) were from one customer. Our relationship with that customer is largely governed by multiple development or placement fee agreements. Under our development and placement fee agreements, we secure a long-term revenue share percentage and a fixed number of player terminal placements in our customer's facility, in exchange for funding the development and construction of the gaming facility. Some of these agreements are set to terminate pursuant to their terms during the next several years and we may not be able to renegotiate new or substantially similar agreements with that customer. A material decrease in our revenue share with our largest customer would have a material and adverse effect upon our financial condition and results of operations.

We have a significant concentration of revenues in Oklahoma and changes in economic, regulatory and licensing conditions in Oklahoma may adversely affect our business.
For the nine months ended June 30, 2013 and 2012, approximately 34% and 41%, respectively, of our total net revenues (net of accretion) were from Native American tribes located in Oklahoma. A significant concentration of our revenue comes from Oklahoma, and local economic, regulatory and licensing changes may adversely affect our Oklahoma customers, and therefore our development and placement fee agreements and our business, disproportionately to changes in national economic conditions, including adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, and to expand in the Oklahoma market, the loss of Oklahoma tribes as customers, including our largest customer, would have a material and adverse effect upon our financial condition and results of operations. In addition, legislation allowing tribal-state compacts in Oklahoma has resulted in increased competition from other vendors, who we believe previously avoided entry into the Oklahoma market due to its uncertain and ambiguous legal environment. The State of Oklahoma permits other types of gaming, both at Native American tribal gaming facilities and at Oklahoma racetracks, and many of our competitors now seek entry into this market. The loss of significant market share to these new gaming opportunities or the increased presence of our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.  We believe that the introduction of our competitor’s more aggressive Class II machines, with characteristics of traditional slot machines, into the Oklahoma Class II market has adversely affected our operating results and market position in that state and may continue to do so in the future.

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
Our Mexican operations are subject to a value added tax, or VAT, which has been applied to the imports of products originating outside of Mexico. We have an outstanding VAT receivable from the Mexico taxing authority primarily related to VAT levied on product shipments for 2006 and 2007.  At June 30, 2013 and September 30, 2012, the Company’s VAT receivable was $2.9 million and $3.5 million, respectively. The Mexico taxing authority has ruled on 2006 and 2007 and has challenged the registration of certain of our transactions that have generated approximately $399,000 in VAT receivable. Although we have fully reserved the challenged VAT receivable balance, we have also formally contested these rulings. The final resolution of the contested balances remains uncertain and may adversely affect the carrying value of the receivable. In addition, the Mexican taxing authorities have completed income tax audits for the 2006 and 2007 periods and have ruled that a revised assessment of approximately $2.9 million should be issued for the 2007 period. We have applied for a tax amnesty program established by the Federal Government of Mexico in December 2012 for the 2006 tax period, for partial forgiveness of taxes due, plus a total or partial forgiveness of penalties and interest, and for the 2007 period, for the total or partial forgiveness of penalties and/or interest on taxes due. On July 26, 2013, Multimedia Games de Mexico received a response from the taxing authorities and the taxing authorities have confirmed that there is no longer a tax contingency for 2006. The inability to receive amnesty could result in additional foreign income tax expense, which may adversely affect our financial condition, operating results or cash flow.

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
Additionally, Native American tribes generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States.  Before we can sue or enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe, the Native American tribe must effectively waive its sovereign immunity with respect to the matter in dispute, which we will not always be able to obtain.  For example, our largest customer, who accounts for 24% of our total net revenues (net of accretion) as of June 30, 2013, has not given us a waiver of sovereign immunity.  Without a limited waiver of sovereign immunity, or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract.  Even if the waiver of sovereign immunity by a Native American tribe is deemed effective, there will be an issue as to the forum in which a lawsuit can be brought against the Native American tribe.  Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native American tribes and we may be unable to enforce any arbitration decision effectively.
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
Certain of our Class II Native American tribal customers have entered into compacts with the states in which they operate to permit the operation of Class III games. While we seek to also provide Class II alternatives in these markets, we believe the number of our Class II game machine placements in those customers’ facilities could decline, and our operating results could be materially and adversely affected.  As our Native American tribal customers continue to transition to gaming under compacts with their respective states, we continue to face significant uncertainty in this market that makes our business in this market difficult to manage and predict and we may be forced to compete with larger companies that specialize in Class III gaming as these companies move into these newly created Class III compact markets.  We believe the establishment of state compacts depends on a number of political, social, and economic factors that are inherently difficult to ascertain. Accordingly, although we attempt to closely monitor state legislative developments that could affect our business, we may not be able to timely predict if or when a compact could be entered into by one or more of our Native American tribal customers. For example, in Oklahoma, we anticipate that the introduction of Class III games will continue to pressure our market and revenue share percentages and may result in a shift in the market from revenue share arrangements to a sale-based model. In addition, the introduction of Class III games into New York could have an adverse effect on our operating results in the State of New York as we provide the central determinant system for Class II games within the State of New York.

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
We have gaming units not deployed as of June 30, 2013, which are considered part of our rental pool. This rental pool is available for deployment in new or existing customer facilities. If the opening of a new facility is altered negatively or the expansion, reduction or closing of an existing facility occurs, the realizable value of these assets could be adversely impacted. In such instances we may be required to recognize impairment charges on these assets.

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
On November 15, 2012, the Company announced that the Board of Directors of the Company had approved a plan to repurchase up to $40 million of the Company’s outstanding common stock over the next three year period. Pursuant to the authorization, the Company may purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance with Company policies and applicable securities laws.  In addition, the Company has established a 10b5-1 plan, pursuant to which some of the purchases could be made from time to time in the open market, subject to certain pricing parameters. As repurchases under the share repurchase program are subject to certain pricing parameters as well as the restrictions in our Credit Agreement, there is no guarantee as to the exact number of shares that will be repurchased under the program.  Repurchases of our shares will reduce the number of our outstanding common stock and might incrementally increase the potential for volatility in our common stock by reducing the potential volumes at which our common stock may trade in the public market.

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
We expect fiscal 2013 revenue growth will be driven by further increases in the domestic installed base as well as growth in new unit sales, although such growth and increases may be at a lower rate than in fiscal 2012.  Based on current fiscal 2013 projections, we expect that our fiscal 2013 tax rate will be in the range of 36% to 37%, compared to the fiscal 2012 full year effective tax rate of 11%, which could affect our earnings per share.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Common Shares by the Company

The following table provides information relating to our purchases of our common shares pursuant to our Share Repurchase Program for the three month period ended June 30, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2013 - April 30, 2013	44,000	$20.25	44,000	$35 million
May 1, 2013 - May 31, 2013	12,000	$23.14	12,000	$35 million
June 1, 2013 - June 30, 2013	—	—	—	$35 million
Total	56,000	$20.87	56,000	$35 million

(1)
On November 15, 2012, the Company announced that the Board of Directors of the Company had approved a plan to repurchase up to $40 million of the Company’s outstanding common stock over the next three year period (the "Share Repurchase Program"). Pursuant to the authorization, the Company may purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance with Company policies and applicable securities laws.  In addition, the Company has established a 10b5-1 plan, pursuant to which some of the purchases could be made from time to time in the open market, subject to certain pricing parameters. The actual number of shares to be purchased, if any, will depend upon market conditions and purchases are subject to the restrictions in the Company's Credit Agreement. Any shares purchased will be held in the Company’s treasury for possible future use.  Since December 2010, the Company has purchased a total of 2.5 million shares at an average price of $6.63 under the Company's share repurchase programs.

Payment of Dividends

We have never declared or paid any cash dividends on our common stock. We intend to retain our earnings to finance growth and development or buy back stock, and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our Credit Agreement restricts the payment of dividends and any declaration and payment of any dividends on our common stock would be at the discretion of our Board of Directors, subject to the terms of our Credit Agreement, our financial condition, capital requirements, future prospects, and other factors deemed relevant. See further discussion of the Credit Agreement, in “Part I - Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

ITEM 6.                 EXHIBITS

(a)           Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 30, 2013	Multimedia Games Holding Company, Inc.

		By:	/s/ Adam Chibib
Adam Chibib
Chief Financial Officer
(Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by reference herein
EXHIBIT NO.	DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE
31.1 *	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.