Form 10-K
period 2013-09-30
MULTIMEDIA GAMES HOLDING COMPANY, INC.
filed 2013-11-14
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013
OR

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
Yes ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2013) was $599,141,678 (assuming, for this purpose, that only directors and officers are deemed affiliates.)

As of November 8, 2013, there were 29,591,077 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the definitive Proxy Statement on Schedule 14A to be delivered to shareholders in connection with the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

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

GENERAL

The Company designs, manufactures and supplies gaming machines and systems to commercial and Native American casino operators in North America, as well as, domestic and selected international lottery operators, and commercial bingo gaming facility operators.  The Company's revenues are generated from the operation of gaming machines in revenue-sharing arrangements and from the sale of gaming machines and systems that feature proprietary and licensed game themes. Multimedia Games places its revenue-sharing machines and sells its gaming machines and systems in Class II, Class III, video lottery terminal (“VLT”) and electronic bingo settings. The Company uses the term Class III to refer to traditional slot machines in commercial jurisdictions as well as compact games in various tribal gaming jurisdictions. The Class II market is associated with Native American gaming in the United States and is generally understood as the game of chance commonly known as bingo (whether or not electronic, computer, or other technological aids are used in connection therewith).

The Company was incorporated in Texas on August 30, 1991. On April 1, 2011 the Company changed its name to "Multimedia Games Holding Company, Inc." from "Multimedia Games, Inc." Initially, the Company derived the majority of its revenues from the placement of bingo games, including satellite linked, high stakes bingo games and interactive high speed bingo games played on interconnected electronic player stations placed in participating bingo halls owned primarily by Native American tribes. The Company has since expanded its product line and markets served to include gaming facilities operated by commercial entities and Native American tribes.

The Company derives the majority of its gaming revenues from participation arrangements or development and placement fee agreements. Under the participation arrangements, the Company places electronic gaming machines (EGMs) and systems as well as its proprietary and other licensed game content at a customer's facility, with no specific contract period, in return for either a share of the revenues that these EGMs and systems generate or for a fixed daily lease fee. The Company enters into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities in exchange for a certain amount of floor space for a contracted period of time. All or a portion of the funds provided under development agreements are reimbursed to the Company, while funding under placement fee agreements is not reimbursed. The Company also generates revenue from the sale of EGMs and systems that feature proprietary game content and licensed game content. Today, the Company continues to increase participation and for-sale revenues by expanding into additional gaming jurisdictions and seeks to expand into other segments of the gaming market. The Company also generates revenues by providing the central determinant system operated by the New York State Division of the Lottery for the video lottery terminals installed at racetracks in the State of New York.

The following table sets forth our end-of-period installed player terminal base by quarter for the five most recent quarters:

Quarter Ended	Oklahoma	Washington	California	New York	Wisconsin	Other(1)(2)	Total Participation Units
9/30/2013	8,216	631	798	669	242	1,884	12,440
6/30/2013	8,248	590	711	699	224	1,691	12,163
3/31/2013	8,173	531	654	699	216	1,439	11,712
12/31/2012	8,044	510	612	699	203	1,120	11,188
9/30/2012	7,922	338	588	631	200	991	10,670

(1)
Includes units installed in Alabama, Arizona, Arkansas, Connecticut, Florida, Illinois, Indiana, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, Nebraska, New Jersey, New Mexico, Nevada, North Dakota, Ohio, Rhode Island and Texas.

(2)	Player terminals located in Mexico have been excluded from this data, which included 913 units as of 9/30/2012, 20 units 12/31/2012 and no units for the remaining periods presented.

Additional financial information relating to industry segments appears in Note 1 Significant Accounting Policies in Part IV of this Report.

The Company currently operates in one business segment. For information about our revenues, net income, assets, liabilities, stockholders equity and cash flows, see our Consolidated Financial Statements.

MARKETS

We participate in the Class III and Class II gaming machine markets, as well as the central determinant system market in North America, through participation, or revenue share, and fixed fee arrangements and the sale of proprietary EGMs and systems. As of September 30, 2013, we had a total of 205 gaming licenses in 29 states.

Class III Market

The Class III market is the primary gaming market in North America. In the fiscal year ended September 30, 2013, which we refer to as “fiscal 2013,” we derived approximately 57% of our total revenue from Class III, compared to 59% in fiscal 2012 and 62% in fiscal 2011. Class III revenue totaled $108.1 million, $92.9 million and $79.3 million for fiscal years 2013, 2012 and 2011, respectively.
In fiscal 2013, we continued to expand the scope of our proprietary Class III offerings through the development of innovative new products and by seeking licenses in additional Native American and commercial casino jurisdictions.  We currently have our proprietary Class III units placed on a recurring revenue arrangement in Native American facilities or commercial casinos in Arizona, California, Connecticut, Florida, Idaho, Illinois, Indiana, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, New Jersey, New Mexico, Nevada, New York, Ohio, Oklahoma, Rhode Island, Washington and Wisconsin and are working to secure licensing approval to place our Class III games and systems in other jurisdictions across the United States.  Additionally, we have sold proprietary Class III units to Native American and commercial casino customers in Arizona, Arkansas, California, Connecticut, Florida, Idaho, Illinois, Indiana, Iowa, Kansas, Louisiana, Michigan, Minnesota, Mississippi, North Dakota, New Jersey, New Mexico, Nevada, New York, Ohio, Oklahoma, Washington and Wisconsin, and are seeking licensing approval to sell our Class III games in additional North American jurisdictions.
The licensing process includes specific jurisdictional approvals from the appropriate testing laboratory and from the appropriate regulatory agency. We expect to become licensed in additional commercial jurisdictions and to successfully place and sell our proprietary EGMs to new Class III markets throughout fiscal 2014 and beyond.
Class II Market

In fiscal 2013, we derived approximately 29% of our total revenue from the Class II market, compared to 25% in fiscal 2012 and 22% in fiscal 2011. Class II revenue is generated from the placement of games on participation arrangements and the sale of our proprietary gaming products to Native American casino operators in the United States. Class II revenue totaled $54.7 million, $38.5 million and $28.7 million for fiscal years 2013, 2012 and 2011, respectively.

To service this marketplace, we provide our customers with a variety of linked interactive electronic games and back-office systems.  We currently have Class II gaming units deployed in Alabama, Arizona, California, Florida, Kansas, Louisiana, Michigan, Nebraska, North Dakota, New York, Oklahoma, Texas, Washington and Wisconsin.  Our high-speed products feature a mix of proprietary and third party content that enables us to deliver an entertaining gaming experience.  We also provide gaming systems that allow us to regularly deploy new game engines and use differing themes around the same underlying base game; our back-office systems enable our customers to track and adjust the performance of their gaming floor to ensure the optimal gaming experience for their customers.

In 2013, the Company increased its investment in the development of new Class II products and plans to further increase its investment in 2014. We believe that this increased investment, coupled with our expertise in Class II gaming, will result in increased penetration into our core Native American Class II customer base, without jeopardizing our expansion into commercial markets.

Central Determinant System Market

We provide the New York Lottery with an accounting and central determinant system for the video lottery terminals in operation at licensed New York State racetracks.  As of September 30, 2013 this central determinant system connected to approximately 17,600 video lottery terminals and electronic table games provided by third party providers and has the ability to interface with, provide outcomes to, and manage the video lottery terminals as well as interface with and manage the electronic table games.  Pursuant to our agreement with the New York Lottery, we receive a portion of the network-wide net win (generally, cash in, less prizes paid) per day in exchange for our provision and maintenance of the central determinant system.  In June 2009, the New York Lottery awarded us with a seven-year contract extension which extends our agreement through December 2017 and provides us an opportunity to expand our network as the New York Lottery licenses additional race track gaming facilities in the state.

We also provide video lottery technologies to Native American tribes in the state of Washington for which we receive a portion of the revenue generated from the video lottery terminals connected to the system. Revenue generated from our central determinant systems at the New York Lottery and within the state of Washington represents approximately 13% of our total revenue in 2013, compared to 14% in 2012 and 11% in 2011.

PRODUCTS

We provide standalone EGMs and server-based centrally-linked EGMs that feature mechanical reel or video reel game capability along with game content intended to provide exciting, industry-unique gaming experiences. Our wide range of products are designed to operate as standalone machines and as networked gaming systems for Class II gaming machines, video lottery terminals and bingo terminals at commercial and Native American gaming facilities in North America. In addition, we maintain back-office accounting and slot management systems that certain of our customers use to manage their floor operations.
Our range of available, or soon to be released, games include:
Classic Mechanical Reel Games
Our full range of classic 3-reel games provide players with a traditional slot gaming experience. These games leverage new and enduring brands, such as Wild Wild 7’s®, Double Cash Money® and Patriot®, among others, and feature a unique take on traditional slot games with eye-catching features.
The Smokin' Hot Jackpots series is a range of 3-reel mechanical reel games that have the added feature of a linked 11-tier progressive game and a unique 24-inch top box that offers 2x Wilds at all bet levels. The series includes six unique games - Top Shelf®, Tiger 7's®, Double Jackpot®, Smokin' 777®, Flamingo 7's® and Gold Standard®.
Video Reel Games
We offer a growing range of video reel games that provide a uniquely entertaining slot gaming experience. These games leverage the Player HD cabinet to deliver eye-catching graphics and full, rich sound. A new addition to the video library are those games showcasing the new Must-Hit Jackpots™ feature, where players can watch as each gameplay brings them closer to the Must-Hit progressive amount and their jackpot prize. One of our most popular and successful games Carnival in Rio® comes loaded with Must-Hit Jackpots and “2 for 1” 100 paylines. Our video reel games include some of the Company's most popular titles and many of our newest hits, such as Arriba™, Zombie Outbreak™, Hotter ‘n Hell®, Starry Night® , Brilliant Jewels™, and Blazin’ Streak™.
High Rise Games®
The Company's current premium participation slot game series features one of the industry's largest top boxes, a vertically oriented 37” LCD screen that eliminates overhead signage, creates new possibilities for gaming action and offers LED lights around the perimeter of the top box screen as well as unique bonus features.
Jackpot Factory® offers a 5-tier progressive with four bonus features and top screen animation on the 37-inch video top box. One Red Cent Deluxe® and A Girl's Best Friend Deluxe™ are also 5-tier progressives with amounts displayed in the top box. White Hot Progressive™ utilizes the top box screen to display progressive amounts that get "hotter and hotter" as the amounts get bigger and bigger, while High Rollin'™ brings back three of the Company's most popular 3-reel mechanical titles -Lucky Cherry™, Smokin' 777 and Top Shelf - in the bonus rounds to provide traditional appeal in an all-new package. The newest

High Rise Games title, Moby Dick™, brings the classic tale of Ahab and Ishmael’s search for the legendary white whale to life with a 5-tier progressive jackpot. In addition, two new games featuring the Crystal Jackpots™ bonus, Orient Express® and Queen of the Desert®, allowing players to open up a world of progressive prizes when they play at max bet.

TournEvent®
Our award-winning slot tournament system is a proven solution that allows operators to switch from in-revenue gaming to out-of-revenue tournaments with the simple click of a mouse. Debuting at the end of 2013, TournEvent will now also offer holiday-themed out-of-revenue games, such as Christmas and Valentine's Day, allowing casino operators even more options. During a tournament, players can monitor their progress within the tournament through the cameras on each of the machines that deliver live video to the player screen and overhead displays. Overhead, the bank signage displays tournament information including the live video, live leaderboards and countdown clocks. Located at the end of the bank, the control center allows operators to easily manage and implement slot tournaments.

Building on the growing number of TournEvent® installations nationwide, 205 systems in 24 states as of September 30, 2013, Multimedia Games successfully executed the first ever National TournEvent of ChampionsTM which began at participating casinos in March 2013 and ran through September 2013, culminating in a Championship Tournament the week of the Global Gaming Expo in September 2013. The championship featured 88 participants from 77 casinos nationwide competing for $250,000 in prizes, including a $100,000 grand prize. Based on the success of the 2013 National TournEvent of ChampionsTM, the Company plans to offer a similar event in 2014.
Maximum Player Experience™
Scheduled for launch in late fiscal 2014, the Maximum Player Experience (MPX) will represent a new premium participation cabinet and game series that offers a 40” monitor featuring full 1080p HD graphics capabilities, a touchscreen fully-customizable button panel, game-controlled runway lighting and six custom speakers - including two speakers in the fully integrated interactive sound chair with Earthquake Shakers™ technology. The MPX will debut with two new games, Thundering Herd™ and Invasion 2: The Return™, which are both designed specifically to take full advantage of the cabinet’s large video screen and interactive sound chair.

Side Action® Series
Offering a twist on popular video reel slot games, the Side Action® series adds a secondary game that plays out simultaneously to the spinning video reel slot game. Side Action® games include Side Action PokerTM (based on a five-card stud poker hand), Side Action DiceTM (based on a six dice roll), Side Action KenoTM (based on a 30 number keno game in which the player selects six numbers) and Side Action Scratch & Win™ (based on instant scratch and win lottery tickets). The first Side Action game to feature progressive jackpots, Seven Seas® with Side Action Dice and its 2-tier progressive, was released in late fiscal 2013, adding a whole new look of winnings to this fully-loaded series.
MANUFACTURING
We currently utilize contract manufacturers to produce the cabinets that make up our electronic gaming machines, as well as other sub-assemblies. At our Austin, Texas assembly facility we assemble the electronic gaming machines, which include the cabinets, computer assemblies, LCD screens, printers, bill acceptors and other wiring and harnesses. During fiscal 2013, the Company opened a second assembly facility in Las Vegas, Nevada to serve demand in the Western markets in North America. We believe that our sources of supply of component parts and raw materials are generally adequate and we have few sole-sourced parts.
SIGNIFICANT CUSTOMERS
A single tribe in Oklahoma, the Chickasaw Nation, accounted for 23% of our total revenue in fiscal 2013, as compared to 30% and 36% of our total revenues in fiscal 2012 and fiscal 2011, respectively. Revenues from the New York Lottery comprised 10% of our total revenue in fiscal 2013, compared to 11% and 8% in fiscal 2012 and fiscal 2011, respectively. The decline in percentage of revenue from these significant customers relates to higher revenues from new and existing customers as we continue to expand our customer base throughout North America.
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

Going forward, we expect competition for our products and services to increase, which will have a direct impact on our ability to control our pricing model.  To offset this increased competition, we plan to regularly introduce a variety of new proprietary stand-alone player terminals and new proprietary content and, when necessary, new gaming platforms and systems that we believe will appeal to our customers' end users.  However, we believe that the net revenue retained by our customers from their installed base of player terminals will remain the most significant competitive factor, one that may require us to change the terms of our participation arrangements with customers.

Competition in our industry includes Ainsworth Game Technology, Ltd., Amaya Gaming Group Inc., Aristocrat Technologies, Inc., Aruze Gaming America, Inc., Bally Technologies, Inc., International Game Technology, Konami Co. Ltd, Rocket Gaming Systems LLC, Scientific Games Corporation, SPIELO International, and Video Gaming Technologies, Inc.

RESEARCH AND DEVELOPMENT

We conduct research and development activities primarily to develop new gaming systems, gaming engines, casino data management systems, casino central monitoring systems, video lottery outcome determination systems, gaming platforms and gaming content as well as to add enhancements to our existing product lines.  We believe our ability to deliver differentiated, appealing products and services to the marketplace is based on our research and development investments and we expect to continue to make such investments in the future.  Research and development costs consist primarily of salaries and benefits, consulting fees and an allocation of corporate facilities costs related to these activities.  Once the technological feasibility of a project has been established, it is transferred from research to development and capitalization of development costs begins until the product is available for general release. Research and development expenses were $16.8 million, $15.1 million and $12.9 million for the years ended September 30, 2013, 2012 and 2011, respectively.

INTELLECTUAL PROPERTY

We develop intellectual property in our industry. While we do not believe that any single patent or item of our intellectual property is crucial to our business, we do use a combination of patents, copyrights, trade secrets, trademarks and proprietary information to create, maintain and/or enhance a competitive position, protect our products, and defend against litigious competitors. We have been granted over 181 patents related to games and systems, most of which are unexpired, and have more than 108 patent applications pending in the United States as well as in many foreign countries, including 108 patents issued and 86 patents pending in the United States. The expiration dates of these patents vary and are based on their filing and issuances dates. We intend to continue to actively file for patent protection, where such filings are commercially reasonable, within and outside the United States. We also seek protection for a large number of our products by registering hundreds of trademarks in the United States and various foreign countries. We have 278 registered trademarks and 171 trademarks pending in the United States. Under permission or license agreements with third parties, we also sell products covered by independently filed copyrights, trademarks, and/or patents. Typically, these contracts require us to pay royalties to the licensing party. Royalty expenses are included in cost of gaming and systems in our consolidated financial statements included in this report.

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

EMPLOYEES

At September 30, 2013, we had 528 full-time and part-time employees, including 222 engaged in field operations, customer support and manufacturing, 210 in system and game development, 32 in sales and marketing, 20 in accounting and finance and 44 in other general administrative and executive functions.  We do not have a collective bargaining agreement with any of our domestic employees and we believe our relationship with our current employees is good.

FOREIGN AND DOMESTIC OPERATIONS AND GEOGRAPHIC DATA

The United States represents the Company's largest geographic market. Approximately 99% of the Company's revenue in fiscal 2013 came from customers inside the United States, compared to 98% and 92% in fiscal 2012 and fiscal 2011, respectively. All of the Company's long-lived assets outside of the United States were immaterial for each of fiscal 2013, 2012 and 2011. Outside the United States, the Company maintains an electronic lottery system for the Electronic Instant Lottery system in Israel, and in early fiscal 2013, the Company terminated its operation in Mexico following the sale of its existing EGMs to its largest customer in the market. During fiscal 2011, the Company recorded revenue from a fixed-price contract with the Ontario Lottery and Gaming Commission in Canada. Revenue from these international operations provided 1% of our total revenue in fiscal 2013, compared to 2% in fiscal 2012 and 8% in fiscal 2011.

GAMING REGULATIONS AND LICENSING

The gaming industry is highly regulated, and we must maintain our licenses and pay gaming taxes to continue our operations. The manufacture and distribution of gaming devices and systems are subject to extensive regulation under the laws, rules, and regulations of the jurisdiction where they are located. These laws, rules, and regulations generally concentrate on the responsibility, financial stability, and character of the owners, managers, and persons with financial interest in the gaming operations. Violations of laws in one jurisdiction could result in disciplinary or other actions in other jurisdictions.

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

We hold 205 gaming licenses, which allow us to conduct business in commercial and tribal jurisdictions across the United States.  While the regulatory requirements vary from jurisdiction to jurisdiction, most require:

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

We are working to expand our total addressable market by targeting new gaming jurisdictions across the United States, including Arizona, California, Florida, Idaho, Illinois, Michigan, Mississippi, Louisiana, Nebraska, Nevada, New Jersey, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Pennsylvania and Washington.  To accomplish this goal we are currently pursuing new licenses in a number of states, including Colorado, Maryland, New Jersey, Oregon (tribal), and South Dakota (tribal).

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

State Licensing

We are subject to licensing requirements in each state in which we seek to conduct business.  We are licensed in several commercial gaming jurisdictions including: Arkansas, Florida, Illinois, Indiana, Iowa, Kansas, Louisiana, Michigan, Mississippi, New Mexico, Nevada, Ohio, Oklahoma, and Pennsylvania.  Additionally, in the states of Colorado and New Jersey, we are currently undergoing the licensing application process. Each state license is considered to be a privilege license and is subject to regulatory, technical, and statutory requirements.

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

If the Nevada Gaming Authorities were to find an officer, director, or key employee unsuitable for licensing with us or the licensed subsidiary, the Company or the licensed subsidiary would have to sever all relationships with that person. In addition, the Nevada Commission may require us or the licensed subsidiary to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada. As a result of these rules, and similar rules in other states in which we have gaming licenses, the Company amended its bylaws, in September 2012, to implement appropriate qualifications for directors and director nominees. The bylaws give our Board of Directors discretion to determine whether a proposed nominee would put the Company at risk of losing or suffering prejudice to a gaming license, of being unable to reinstate a prior gaming license, or of being unable to obtain a new gaming license. In addition, in order to be qualified to serve as a director, a person may not be an “Unsuitable Person” as defined in the bylaws, must satisfy the director qualification requirements of all gaming authorities, and must annually submit an irrevocable resignation that will be effective if a gaming authority determines that such person's membership on the Board of Directors would cause the Company to lose a gaming license, be unable to reinstate a prior gaming license, or be unable to obtain a new gaming license.

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

International Regulation

We have historically operated in one major international market, Mexico.  We began placing bingo games in the Mexican market in 2006 under the jurisdiction of the Ministry of the Interior (Secretaría de Gobernación), a branch of the federal government of Mexico.  The entities and individuals who have obtained bingo permits may only operate player terminals that comply with Mexican law and regulations.  Accordingly, our contracts required us to provide player terminals that comply with said laws and regulations, and therefore, we submitted our games for compliance certification to an independent lab prior to placing them in a facility of a permit holder. In early fiscal 2013, the Company terminated its operation in Mexico following the sale of its terminals to its primary customer in the market.

ENVIRONMENTAL MATTERS
We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect on operations of possible future environmental legislation or regulations. During fiscal 2013, there were no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated.

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

We receive a considerable amount of revenue from one customer.
For the fiscal years ended September 30, 2013 and 2012, approximately 23% and 30%, respectively, of our total net revenues (net of accretion) were from one customer. Our relationship with that customer is largely governed by multiple development or placement fee agreements. Under our development and placement fee agreements, we secure a long-term revenue share percentage and a fixed number of player terminal placements in our customer's facility, in exchange for funding the development and construction of the gaming facility. Some of these agreements are set to terminate pursuant to their terms during the next several years and we may not be able to renegotiate new or substantially similar agreements with that customer. A material decrease in our revenue share with our largest customer would have a material and adverse effect upon our financial condition and results of operations.

We have a significant concentration of revenues in Oklahoma and changes in economic, regulatory and licensing conditions in Oklahoma may adversely affect our business.
For the fiscal years ended September 30, 2013 and 2012, approximately 33% and 40%, respectively, of our total net revenues (net of accretion) were from Native American tribes located in Oklahoma. A significant concentration of our revenue comes from Oklahoma, and local economic, regulatory and licensing changes may adversely affect our Oklahoma customers, and therefore our development and placement fee agreements and our business, disproportionately to changes in national economic conditions, including adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, and to expand in the Oklahoma market, the loss of Oklahoma tribes as customers, including our largest customer, would have a material and adverse effect upon our financial condition and results of operations. The State of Oklahoma permits other types of gaming, both at Native American tribal gaming facilities and at Oklahoma racetracks, and many of our competitors now seek entry into this market. The loss of significant market share to these new gaming opportunities or the increased presence of our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.

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
In addition, the suspension, revocation, nonrenewal or limitation of any of our licenses would have a material adverse effect on our business operations, financial condition, results of operations and our ability to maintain key employees. The gaming authorities may deny, limit, condition, suspend or revoke a gaming license or related approval for violations of applicable gaming laws and regulations and may impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition, and results of operations.
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
Additionally, Native American tribes generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States.  Before we can sue or enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe, the Native American tribe must effectively waive its sovereign immunity with respect to the matter in dispute, which we will not always be able to obtain.  For example, our largest customer, who accounts for 23% of our total net revenues (net of accretion) as of September 30, 2013, has not given us a waiver of sovereign immunity.  Without a limited waiver of sovereign immunity, or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract.  Even if the waiver of sovereign immunity by a Native American tribe is deemed effective, there will be an issue as to the forum in which a lawsuit can be brought against the Native American tribe.  Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native American tribes and we may be unable to enforce any arbitration decision effectively.
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
Our contracts with our customers are generally on a month-to-month basis, except for customers with whom we have entered into development and placement fee agreements. We do not rely upon the stated term of our customer contracts to retain the business of our customers. We rely instead upon providing competitive player terminals, games and systems to give our customers the incentive to continue doing business with us. At any point in time, a significant portion of our business is subject to nonrenewal, which may materially and adversely affect our earnings, financial condition and cash flows. In addition, certain of our customer contracts have "buy out" provisions enabling our customer to purchase machines formerly provided to them under revenue participation arrangements. To the extent our customers exercise their buy out rights pursuant to these provisions, we recognize revenue from equipment sales in the current period while losing future participation or lease revenue from purchased machines.

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
There are a number of established, well-financed companies producing gaming devices, game content and systems that compete with our products. Certain of these competitors may have access to greater capital resources than we do, and as a result, may be better positioned to compete in the marketplace. These competitors include International Game Technology, Scientific Games Corporation, Bally Technologies, Inc., Aristocrat Technologies, Inc. and Konami Co. Ltd. Pricing, accuracy, reliability, product features and functions are among the factors affecting a provider's success in selling its system.
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

We may not collect all amounts recorded for value added taxes related to our operations in Mexico which may adversely affect our financial results.
Our Mexican operations were subject to a value added tax, or VAT, which was applied to the imports of products originating outside of Mexico. We have an outstanding VAT receivable from the Mexico taxing authority primarily related to VAT levied on product shipments for 2006 and 2007.  At September 30, 2013 and September 30, 2012, the Company’s VAT receivable was $2.9 million and $3.5 million, respectively. The Mexico taxing authority has ruled on 2006 and 2007 and has challenged the registration of certain of the transactions recorded in VAT receivable. Although we have partially reserved the challenged VAT receivable balance, we have also formally contested these rulings. The final resolution of the contested balances remains uncertain and may adversely affect the carrying value of the receivable.

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
On November 15, 2012, the Company announced that the Board of Directors of the Company had approved a plan to repurchase up to $40 million of the Company’s outstanding common stock over the following three year period. Pursuant to the authorization, the Company may purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance with Company policies and applicable securities laws.  In addition, the Company has established a 10b5-1 plan, pursuant to which some of the purchases may be made from time to time in the open market, subject to certain pricing parameters. As repurchases under the share repurchase program are subject to certain pricing parameters as well as the restrictions in our Credit Agreement, there is no guarantee as to the exact number of shares that will be repurchased under the program.  Repurchases of our shares will reduce the number of our outstanding common stock and might incrementally increase the potential for volatility in our common stock by reducing the potential volumes at which our common stock may trade in the public market.

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
We expect fiscal 2014 revenue growth will be driven by further increases in the domestic installed base as well as growth in new unit sales, although such growth and increases may be at a lower rate than in fiscal 2013.  Based on current fiscal 2014 projections, we expect that our fiscal 2014 tax rate will be in the range of 36% to 38%, compared to the fiscal 2013 full year effective tax rate of 33%, which could affect our earnings per share.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

We do not own any real property. As of September 30, 2013, we are under contract for the following leases, and we believe the facilities are suitable to our business and adequate for our current and near-term needs:

	Square Feet	Monthly Rent	Expiration Date
Austin, Texas
Corporate Offices	63,048	$110,315	August 2015
Assembly and Warehouse Facility	68,040	27,443	December 2016

Las Vegas, Nevada
Corporate Offices	4,003	5,562	June 2017
Assembly and Warehouse Facility	10,176	6,818	March 2016

Oklahoma City, Oklahoma
Warehouse	10,396	3,415	November 2016

Auburn, Washington
Warehouse	13,506	6,301	December 2016

Albany, New York
Office Space	2,708	3,403	December 2017

Schenectady, New York
Office Space	1,690	3,391	December 2017

Mexico City, Mexico
Office	719	8,135	March 2014

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

Dollie Williams, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010, in the United States District Court for the Middle District of Alabama, Eastern Division, against the Company and others. The plaintiffs, who claim to have been patrons of VictoryLand, allege that the Company participated in gambling operations that violated Alabama state law by supplying to VictoryLand purportedly unlawful electronic bingo machines played by the plaintiffs and seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint under Ala. Code Sec. 8-1-150(A). The plaintiffs have requested that the court certify the action as a class action. On March 16, 2012, Walter Bussey and two other named plaintiffs were voluntarily dismissed. On March 29, 2013, the court entered an order granting the plaintiffs' motion for class certification. On April 12, 2013, the defendants jointly filed a petition with the Eleventh Circuit Court of Appeals seeking permission to appeal the court's ruling on class certification. On June 18, 2013, the Eleventh Circuit Court of Appeals entered an order granting the petition to appeal. Our appellate briefing was concluded on Oct. 2, 2013 and we await a ruling from the Eleventh Circuit Court of Appeals. We continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, we are unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences for us in other jurisdictions.

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

Mexico Income Tax Audit
Our Mexican subsidiary, Multimedia Games de Mexico 1, S. de R.L. de C.V., or Multimedia Games de Mexico, was under audit by the Mexico taxing authorities for the twelve month periods ended December 31, 2006 and 2007.

For the 2006 tax period, Multimedia Games de Mexico was assessed approximately $23,000. After several appeals, Multimedia Games de Mexico has determined not to further appeal the tax court's decisions and has instead determined to file a request for tax amnesty under a recently-announced program that was published in the Federal Official Gazette on December 17, 2012. The tax amnesty program for the 2006 tax year includes partial forgiveness of taxes due, plus a total or partial forgiveness of penalties and interest. Multimedia Games de Mexico applied for the tax amnesty program and has paid approximately $2,300 to the tax authorities to settle this entire matter. On July 26, 2013, Multimedia Games de Mexico received a response from the taxing authorities and the taxing authorities have confirmed that there is no longer a tax contingency for 2006. Multimedia Games de Mexico did not admit liability by entering into the settlement.

For the 2007 tax period, on November 19, 2010, Multimedia Games de Mexico filed before the South Legal Matters Local Administration for the Federal District of the Tax Administration Service an administrative appeal against the resolutions set forth by the South Auditing Local Administration for the Federal District of the Tax Administration Service in ruling number 500-74-02-04-03-2010-9403, which assessed an income and value added tax deficiency of approximately $14.7 million to Multimedia Games de Mexico for the 2007 tax year. In ruling number 600-27-00-02-00-2011 MAIB - 13370, issued by the South Legal Matters Local Administration for the Federal District of the Tax Administration Service, the Mexico taxing authorities ruled on the appeal and reduced the total amount assessed for the 2007 year to approximately $2.9 million. On December 14, 2011, Multimedia Games de Mexico filed before the Federal Tribunal of Fiscal and Administrative Justice (Tax Court) a lawsuit against the remaining $2.9 million assessment for 2007. The lawsuit was remitted to the Eleventh Regional Metropolitan Division of the

Federal Tribunal of Fiscal and Administrative Matters (Tax Court), and was registered under docket number 31987/11-17-11-8. In January 2012, a bond of $2.9 million, using a $3.5 million standby letter of credit issued under our domestic credit facility, was provided to the North Collecting Local Administration for the Federal District of the Tax Administration Service as collateral for the potential assessment based on the taxing authorities' current estimate of the tax due. The Tax Court has reviewed the evidence and on September 19, 2012 issued its decision upholding the previous ruling against Multimedia Games de Mexico. On October 31, 2012, Multimedia Games de Mexico filed an appeal with the Federal Court of Mexico which has since been withdrawn since Multimedia Games de Mexico has applied for the tax amnesty program applicable for the 2007 tax year, which includes the total or partial forgiveness of penalties and/or interest on taxes due, and has paid approximately $2.0 million to settle the entire $2.9 million tax assessment for the 2007 tax year. On August 28, 2013, Multimedia Games de Mexico received a response from the taxing authorities and the taxing authorities have confirmed that there is no longer a tax contingency for 2007. Multimedia Games de Mexico did not admit liability by entering into the settlement.

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

Fiscal Quarter	High	Low
2013
First Quarter	$16.75	$13.26
Second Quarter	20.92	13.75
Third Quarter	27.60	18.98
Fourth Quarter	40.15	26.21

2012
First Quarter	$8.36	$3.87
Second Quarter	11.58	7.36
Third Quarter	14.51	10.73
Fourth Quarter	16.75	12.50

There were approximately 41 holders of record of our common stock as of November 8, 2013.

We have never declared or paid any cash dividends on our common stock. We intend to retain our earnings to finance growth and development or buy back stock, and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our Credit Agreement places restrictions on the payment of dividends and any declaration and payment of any dividends on our common stock would be at the discretion of our Board of Directors, subject to the terms of our Credit Agreement, our financial condition, capital requirements, future prospects, and other factors deemed relevant. See further discussion of the Credit Agreement, in "Part II - Item 7 - Management’s Discussion and Analysis of Financial Condition, Results of Operations - Liquidity and Capital Resources."

Performance Graph. The following graph depicts our total return to shareholders from September 30, 2008 through September 30, 2013, relative to the performance of (i) the NASDAQ Composite Index; and (ii) stock in a selected peer group index, or the “Peer Group.” The Peer Group consists of Bally Technologies, Inc., International Game Technology, Progressive Gaming International Corp., Shuffle Master, Inc., and WMS Industries, Inc. The Peer Group represents companies in the gaming industry, as selected by a third party. All indices shown in the graph have been reset to a base of 100 as of September 30, 2008 and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. We have never paid a dividend on our common stock. The stock price performance shown in the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Multimedia Games Holding Company, Inc., the NASDAQ Composite Index, and a Peer Group

$900
$800
$700
$600
$500
$400
$300
$200
$100
$0
9/08
9/09
9/10
9/11
9/12
9/13
Multimedia Games Holding Company, Inc.
NASDAQ Composite
Peer Group

*$100 invested on 9/30/08 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

	9/08	9/09	9/10	9/11	9/12	9/13
Multimedia Games Holding Company, Inc.	$100.00	$118.24	$85.45	$93.30	$363.28	$797.92
NASDAQ Composite	$100.00	$103.76	$116.52	$120.44	$157.60	$195.67
Peer Group	$100.00	$132.76	$102.07	$84.43	$96.07	$142.28

Purchases of Equity Securities by the Issuer and Affiliated Purchases

On November 15, 2012, the Company announced that the Board of Directors of the Company had approved a plan to repurchase up to $40 million of the Company’s outstanding common stock over the following three year period (the "Share Repurchase Program"). Pursuant to the authorization, the Company may purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance with Company policies and applicable securities laws. In addition, the Company has established a 10b5-1 plan, pursuant to which some of the purchases may be made from time to time in the open market, subject to certain pricing parameters. The actual number of shares to be purchased, if any, will depend upon market conditions and purchases are subject to the restrictions in the Company's Credit Agreement. Any shares purchased will be held in the Company’s treasury for possible future use. Since December 2010, the Company has purchased a total of 2.5 million shares at an average price of $6.63 under the Company's share repurchase programs.

Summary of Stock Repurchases

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
December 3, 2010 - December 31, 2010	394,074	$5.13	394,074	$13.0 million
January 1, 2011 -January 31, 2011	345,600	$5.77	345,600	$11.0 million
February 1, 2011 -February 28, 2011	175,132	$5.40	175,132	$10.0 million
March 1, 2011 - March 31, 2011	241,269	$5.41	241,269	$8.7 million
April 1, 2011 -April 30, 2011	296,100	$5.72	296,100	$7.0 million
May 1, 2011 -May 31, 2011	326,265	$5.49	326,265	$5.3 million
June 1, 2011 -June 30, 2011	45,600	$5.46	45,600	$5.0 million
Cumulative Total - September 30, 2011	1,824,040	$5.48	1,824,040	$5.0 million
October 1, 2011 - October 31, 2011	392,821	$4.78	392,821	$3.1 million
Cumulative Total - September 30, 2012	2,216,861	$5.36	2,216,861	$3.1 million
December 1, 2012 - December 31, 2012	144,991	$13.95	144,991	$38.0 million
January 1, 2013 - January 31, 2013	68,611	$14.27	68,611	$37.0 million
March 1, 2013 - March 28, 2013	34,000	$19.48	34,000	$36.3 million
April 1, 2013 - April 30, 2013	44,000	$20.25	44,000	$35.4 million
May 1, 2013 - May 31, 2013	12,000	$23.14	12,000	$35.2 million
Cumulative Total - September 30, 2013	2,520,463	$6.63	2,520,463	$35.2 million

In November 2012, our Board of Directors approved a repurchase plan for the purchase of up to $40 million of our outstanding common stock over a three-year period. This repurchase plan replaced the 2010 Share Repurchase Plan.

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

	Years Ended September 30,
	2013	2012	2011	2010	2009
Consolidated Income Statement Data:		(In thousands, except per-share amounts)
Revenues	$189,366	$156,176	$127,855	$117,936	$127,152
Operating income (loss)	52,382	24,091	6,154	(10,620)	(28,702)
Net income (loss)	34,934	28,174	5,677	2,629	(44,778)
Earnings (loss) per share:
Basic	1.21	1.01	0.20	0.10	(1.67)
Diluted	1.14	0.96	0.20	0.09	(1.67)
Consolidated Balance Sheet Data:
Working capital	$123,467	$87,075	$59,262	$47,207	$28,700
Total assets	281,525	225,975	181,879	186,094	215,620
Long-term obligations	26,411	30,218	33,979	44,612	75,039
Total stockholders’ equity	208,941	155,020	115,902	114,597	107,455

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

OVERVIEW

Multimedia Games designs, manufactures and supplies gaming machines and systems to casino operators in North America, domestic and selected international lottery operators, and commercial bingo gaming facility operators. Our standalone gaming machines are primarily sold and placed in Class III settings, while our central determinant and server-based centrally-linked products and systems are primarily sold and placed in Class II, video lottery terminal and electronic bingo settings. The Company serves the commercial and Native American gaming markets. We derive the majority of our gaming revenue from participation, or recurring revenue arrangements, and development and placement fee agreements, all of which operate on a participation (revenue share) or fixed-fee basis. We enter into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities in exchange for a certain amount of floor space for a contracted period of time. All or a portion of the funds provided under development agreements are reimbursed to the Company, while funding under placement fee agreements is not reimbursed. For more information on our development, placement and participation arrangements, please see "Results of Operations" below.

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

We are focused on growing by executing a business plan focused on the following key initiatives: Class II and Class III product expansion in existing and new jurisdictions throughout North America, profit increases through prudent expense management and capital investments, and the creation of products and technologies that can contribute to our growth into new markets, pending regulatory approvals.

As part of our revenue growth initiative, we remain focused on expanding market share through new product introductions and more effective utilization of sales and marketing efforts across the organization. The creation of our proprietary products and market expansion is a key area of focus for our company. As a result of these efforts, during fiscal 2013, we saw growth in both our domestic installed base and our unit sale business.  We expect fiscal 2014 revenue growth will continue to be driven by further increases in the domestic installed base as well as growth in new unit sales, although such growth and increases may be at a lower rate than in fiscal 2013.

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

Our growing library of Class II and Class III content also allows us more flexibility in managing our existing installed base. A growing library permits us to more quickly replace titles within our installed base whose performance is in decline with fresh, higher performing content. Additionally, by offering our customers a greater choice when purchasing our gaming machines for use in their facilities, we can better support a larger footprint of games, effectively increasing our addressable market for game sales.

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

Gaming Operations Investment

We are also focused on investing in the maintenance and growth of our existing domestic installed base through new participation arrangements, the extension of placement or development agreements and continuous revamping of existing games with new high performing games. We are also investing in new markets as they become available through the licensing process.

We seek to continue to replace older third party units with our own proprietary games and content in order to better position the Company to generate a higher return on our investments in gaming technology and on our investments in securing floor space at our key customers' facilities. This proprietary product includes our Class II and Class III titles.

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

Addressable Market Expansion

We continue a concerted effort to expand our total addressable market by targeting new gaming jurisdictions across North America and seeking new gaming licenses. We have leveraged our expanding game portfolio investments to target customers in the jurisdictions where the Company is newly licensed and to expand our national reach.

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

RESULTS OF OPERATIONS

Below are our revenues and costs and expenses for fiscal 2013, 2012 and 2011.  This information should be read in conjunction with our Consolidated Financial Statements and notes thereto.

	September 30,			September 30,
	2013	2012	% change	2012	2011	% change
	(in thousands)			(in thousands)
Revenue
Gaming Operations
Participation revenue	$115,624	$96,426	19.9%	$96,426	$86,107	12.0%
Lottery	17,016	15,584	9.2%	15,584	9,369	66.3%
Gaming Equipment and Systems Sales
Player terminal and equipment sales	41,520	33,626	23.5%	33,626	23,243	44.7%
Systems and Licensing	13,019	9,167	42.0%	9,167	7,666	19.6%
Other Revenue	2,187	1,373	59.3%	1,373	1,470	(6.6)%
Total Revenue	189,366	156,176	21.3%	156,176	127,855	22.2%
Costs and Expenses
Cost of gaming operations revenue	13,803	12,547	10.0%	12,547	12,478	0.6%
Cost of revenues equipment and systems sales	23,143	18,548	24.8%	18,548	14,623	26.8%
Selling, general and administrative	48,350	46,451	4.1%	46,451	38,700	20.0%
Write off, Reserves and Impairment	—	1,187	(100.0)%	1,187	2,013	(41.0)%
Research and development	16,842	15,082	11.7%	15,082	12,930	16.6%
Amortization and depreciation	34,846	38,270	(8.9)%	38,270	40,957	(6.6)%
Other income (expense), net	(615)	1,206	(151.0)%	1,206	225	436.0%

The following tables set forth our end-of-period installed base of player terminals as of September 30, 2013, 2012 and 2011.

	At September 30			At September 30
End-of-period domestic installed player terminal base:	2013	2012	% change	2012	2011	% change
Oklahoma	8,216	7,922	3.7%	7,922	7,500	5.6%
Washington	631	338	86.7%	338	224	50.9%
California	798	588	35.7%	588	306	92.2%
New York	669	631	6.0%	631	625	1.0%
Wisconsin	242	200	21.0%	200	200	—%
Other(1)	1,884	991	90.1%	991	524	89.1%
Total domestic participation units	12,440	10,670	16.6%	10,670	9,379	13.8%

(1)	Player terminals located in Mexico have been excluded from this data, which included 913 units as of 9/30/2012 and 3,475 units 9/30/2011.

The participation units and revenue can be further delineated between units under development agreements, placement fee agreements and participation arrangements as follows as of September 30:

	2013			2012			2011
	Participation		% of	Participation		% of	Participation		% of		Expiration
	Units	Revenue	Total Revenue	Units	Revenue	Total Revenue	Units	Revenue	Total Revenue	Fee Ranges	Ranges
		(In thousands)			(In thousands)			(In thousands)
Development Agreements	2,927	$32,018	16.9%	3,825	$36,585	23.4%	3,804	$35,003	27.4%	20% to 30%	Mar. 2015 to Oct. 2018
Placement Fee Agreements	3,347	$15,647	8.3%	2,123	$13,938	8.9%	1,394	$9,343	7.3%	20%	Apr. 2014 to Dec. 2017
Participation Arrangements	6,166	$67,958	35.9%	5,635	$45,903	29.4%	7,656	$41,762	32.7%	7% to 30%	N/A
Total	12,440	$115,624	61.1%	11,583	$96,426	61.7%	12,854	$86,107	67.3%

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

Fiscal 2013 Compared to Fiscal 2012

Total revenues in fiscal 2013 were $189.4 million, compared to $156.2 million in fiscal 2012, a $33.2 million, or 21.3% increase, primarily due to an increase in proprietary unit sales and entry into new markets.

Gaming Operations – Participation Revenue

•
Oklahoma gaming revenues were $61.1 million in fiscal 2013, compared to $62.7 million in fiscal 2012, a decrease of $1.5 million, or 2.5%. Oklahoma’s end of period unit count as of September 30, 2013 was 8,216 compared to 7,922 as of September 30, 2012, a 294 unit or 3.7% increase, with the majority of the increase taking place in the last quarter of fiscal 2013.  The decrease in revenue from Oklahoma is the result of a decrease in gaming activity on our units at our largest customers' facilities in fiscal 2013 compared to fiscal 2012.

•
Washington gaming revenues were $16.2 million in fiscal 2013, compared to $10.7 million in fiscal 2012, an increase of $5.5 million, or 51.8%. Washington's end of period unit count as of September 30, 2013 was 631 compared to 338 as of September 30, 2012, a 293 unit or 86.7% increase. The increase in gaming operations revenue was primarily the result of the increase in participation units and an increase in back office fees received on player terminals sold into the market which utilizes our back office equipment.

•
Revenues from California were $11.5 million in fiscal 2013, compared to $6.1 million in fiscal 2012, an increase of $5.4 million, or 87.8%. California's end of period unit count as of September 30, 2013 was 798 compared to 588 as of September 30, 2012, a 210 unit or 35.7% increase. The increase in gaming operations revenue relates to the addition of participation units during fiscal 2013 and during the last fiscal quarter of 2012.

•
Revenues from the New York market were $4.7 million in fiscal 2013 and $4.4 million in fiscal 2012, an increase of $0.4 million or 8.4%. The increase in gaming operations revenue primarily relates to the increase in the number of participation units. End of period unit counts in New York at the end of fiscal 2013 were 669 compared to 631 in fiscal 2012, an increase by 38 unit, or 6.0%.

•
Wisconsin gaming revenues increased $1.1 million, or 38.9%, to $3.8 million in fiscal 2013, compared to $2.8 million in fiscal 2012. The increase in revenue relates to an increase in yields from product replacements and an increase in player terminals. End of period unit counts in Wisconsin were 242 at the end of fiscal 2013, compared to 200 as of fiscal 2012, a 42 unit, or 21.0% increase.

•
Other gaming operations revenue relates to participation revenue from other jurisdictions, including Alabama, Texas, Minnesota, Kansas, Idaho, Michigan, Mississippi, Nebraska, New Jersey, Nevada, Louisiana, Florida, Connecticut, New Mexico, Arizona, Arkansas, Indiana, Iowa, Ohio, Illinois, North Dakota, Mexico and Rhode Island.  Combined gaming revenue from these jurisdictions in fiscal 2013 were $18.3 million compared to $9.9 million in fiscal 2012, a $8.4 million, or 85.2%, increase.  The increase in gaming operations revenue from these jurisdictions was primarily the result of an increase in our domestic installed base of participation units, which increased 90.1% to 1,884 in fiscal 2013 from 991 in fiscal 2012.

Gaming Operations – Lottery

•
Revenues from the New York Lottery system increased $1.4 million, or 9.2%, to $17.0 million in fiscal 2013, from $15.6 million in fiscal 2012. The increase in revenue within the New York Lottery system relates to an increase in the number of video lottery terminals and electronic table games from 16,900 as of September 30, 2012 to 17,600 as of September 30, 2013. These terminals and games are not our units, thus are not included in our installed base; instead we provide the back office system and receive a percentage of the net win generated by these terminals and games from the New York Lottery.

Gaming Equipment and System Sales –Player Terminal and Equipment Sales

•
Player terminal and equipment sales were $41.5 million in fiscal 2013, compared to $33.6 million in fiscal 2012, an increase of $7.9 million or 23.5%. Player terminal sales in fiscal 2013 were $38.4 million on the sale of 2,678 proprietary units, compared to sales of $29.5 million on the sale of 1,961 proprietary units in fiscal 2012. The player terminal and equipment sales increase is attributable to continued growth in new markets and continued penetration into existing markets. Gaming equipment sales were $2.1 million in fiscal 2013 compared to $2.1 million in fiscal 2012 period.  Player terminal and equipment sales also include $1.1 million and $2.0 million related to deferred revenue recognized during fiscal 2013 and fiscal 2012, respectively, due to final execution of deliverables or mutual agreement to changes in contract terms.

Gaming Equipment and System Sales – Systems and Licensing

•
Systems and licensing sales revenue was $13.0 million in fiscal 2013, compared to $9.2 million in 2012, a $3.9 million or 42.0% increase. Systems and licensing revenue for fiscal 2013 relates to (i) $10.2 million of licenses associated with the player terminal sales during the period; (ii) $2.5 million of license revenue from game conversions; and (iii) $322,000 of systems and game themes sold in prior periods being amortized to revenue from deferred revenue over the contract period.  Systems and licensing revenue in fiscal 2012 relates to (i) $6.8 million of licenses associated with the player terminal sales during the period; (ii) $1.7 million of license revenue from game conversions; and (iii) $665,000 of systems and game themes sold in prior periods being recognized from deferred revenue during the period. The increase in the year for systems and licensing is primarily attributable to the increase in sale of licenses related to player terminal sales.

Other Revenue

•
Other revenue was $2.2 million in fiscal 2013, compared to $1.4 million in fiscal 2012, a $814,000, or 59.3%, increase. This increase primarily relates to entry fees and sponsorships, net of expenses, associated with the 2013 National Tournevent of Champions.

Cost of Gaming Operations Revenue

•
Total cost of gaming operations revenue, which includes field service and network operations personnel, as well as royalty and participation fees, increased $1.3 million, or 10.0%, to $13.8 million in fiscal 2013, from $12.5 million in fiscal 2012. The increase relates to an increase in field service personnel to service the expanding jurisdictional installed based and increased costs associated with service or upgrade of previously deployed units.

Cost of Equipment & System Sales

•
Cost of equipment and system sales, which includes the cost of goods sold for player terminals and other equipment and system sales, increased $4.6 million, or 24.8%, to $23.1 million in fiscal 2013, from $18.5 million in fiscal 2012, primarily due to the increase in player terminal equipment sales. Costs of revenues related to player terminal sales were $21.6 million and $16.1 million in fiscal 2013 and fiscal 2012, respectively. Cost of equipment and system sales in fiscal 2013 includes $912,000 related to the sale of gaming equipment during the period compared to $1.3 million in fiscal 2012. In addition, costs of prior period shipments being amortized from deferred revenue over the contract period were $651,000 in fiscal 2013 compared to $1.2 million in fiscal 2012.

Selling, General and Administrative Expenses

•
Selling, general and administrative expenses, or SG&A, increased approximately $1.9 million, or 4.1%, to $48.4 million in fiscal 2013, from $46.5 million in fiscal 2012. This increase was primarily a result of an increase in (i) salaries and wages and employee benefits of $1.2 million to retain and attract employees; (ii) stock compensation expense of $508,000; and (iii) long term incentives of $356,000.

Write-off, reserve and impairment charges

•
The Company had no write-off, reserve and impairment charges in fiscal 2013, compared to $1.2 million in fiscal 2012. The write-off, reserve and impairment charges recorded in fiscal 2012 consisted of a reserve for a Mexico income tax assessment during the period due to a change in the status of the claim.

Research & Development

•
Research and development expenses increased approximately $1.8 million, or 11.7%, to $16.8 million in fiscal 2013, from $15.1 million in fiscal 2012. Our research and development costs increased primarily due to salaries and wages and contract labor related to our focused efforts to produce new and innovative gaming machines and game titles.

Depreciation and Amortization

•
Depreciation expense decreased $4.9 million, or 14.5%, to $28.8 million in fiscal 2013 from $33.7 million in fiscal 2012, primarily as a result of a change in the depreciable lives of leased gaming equipment reflected in our rental pool effective as of October 1, 2012. It was determined that a four year depreciable life on leased gaming equipment more accurately reflected the current age of leased gaming equipment on customers' floors, the current and historical replacement rate and the useful lives used for comparable assets by our competitors. Amortization expense increased $1.5 million, or 31.8%, to $6.0 million in fiscal 2013, compared to $4.6 million in fiscal 2012, primarily because of an increase in capitalized software costs, which led to an increase in the associated amortization expense.

Other Income and Expense

•
Interest income decreased $1.1 million, or 68.4%, to $491,000 in fiscal 2013, from $1.6 million in  fiscal 2012 due to reduced outstanding note receivable balances. During fiscal 2013, the Company recorded imputed interest of $379,000 relating to development agreements with an imputed interest rate range of 2.96% - 5.25%, compared to $1.3 million for the same period in fiscal 2012.

•
Interest expense decreased $253,000, or 18.2%, to $1.1 million in fiscal 2013, from $1.4 million in fiscal 2012 due to the quarterly scheduled principal payments reducing the outstanding debt balance and a 25 bps reduction in the interest rate charged under our Credit Agreement.

•
Other income decreased $1.0 million to $33,000 in fiscal 2013, from $1.0 million in fiscal 2012. The 2012 figure primarily relates to a gain on the exchange of used equipment with a third party equipment supplier.

Income Taxes

•
Income tax expense increased to $16.8 million in fiscal 2013, compared to a benefit of $2.9 million in fiscal 2012. These figures represent an effective tax rate of 32.5% and (11.4%) in fiscal 2013 and fiscal 2012, respectively.  As of September 30, 2013, management considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. Management assesses the likelihood that deferred tax assets will be realized, and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.

•
We do not have a valuation allowance against any of our domestic deferred tax assets.  The Company continues to experience both taxable income and projected future earnings, accordingly we determined that it is more likely than not that we will realize the benefits associated with our U.S. deferred tax assets.  In Mexico we continue to experience tax losses and therefore management determined that it is not more likely than not that the future benefit associated with all of our existing deductible temporary differences and carryforwards in Mexico will be realized. As a result, we have maintained a full valuation allowance against all of our remaining Mexican deferred tax assets.

•
We expect our effective tax rate in fiscal 2014 to be in the range of 36%-38%. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

•
The Financial Accounting Standards Board (FASB) has issued Accounting Standard Codification (ASC) Topic 740, “Income Taxes” (formerly issued as FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”) to clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. ASC Topic 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition, and for the measurement of a tax position taken or expected to be taken in a tax return. The FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted ASC Topic 740 in the first quarter of fiscal 2008. During the fiscal year ended September 30, 2013 management eliminated a previously recorded reserve for uncertain tax positions related to our Mexico operations. Therefore, as of September 30, 2013 no liabilities exist for uncertain tax positions.

Fiscal 2012 Compared to Fiscal 2011

Total revenues in fiscal 2012 were $156.2 million, compared to $127.9 million in fiscal 2011, a $28.3 million, or 22.2% increase, primarily due to an increase in proprietary unit sales and entry into new markets.

Gaming Operations – Participation Revenue

•
Oklahoma gaming revenues were $62.7 million in fiscal 2012, compared to $60.8 million in fiscal 2012, an increase of $1.9 million, or 3.1%. Oklahoma’s end of period unit count as of September 30, 2012 was 7,922 compared to 7,500 as of September 30, 2011, a 422 unit or 5.6% increase, with the majority of the increase taking place in the last quarter of fiscal 2012.

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

•
Other gaming operations revenue relates to participation revenue from other states, including Wisconsin Texas, New York, Minnesota, Kansas, Idaho, Michigan, Mississippi, Louisiana, Florida, Connecticut, New Mexico, Arizona, Arkansas, Indiana, Iowa, Ohio, and Rhode Island.  Gaming revenue from these states combined was $12.7 million in fiscal 2012 compared to $7.6 million in fiscal 2011, a $5.0 million or 66.2%, increase.  The end of period participation unit count for these states reduced 32.2% to 1,623 as of September 30, 2012 from 1,228 as of September 30, 2011.  The increase in gaming operations revenue was primarily the result of an increase in our installed base of participation games.

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

Gaming Equipment and System Sales –Player Terminal and Equipment Sales

•
Player terminal and equipment sales were $33.6 million in fiscal 2012, and $23.2 million in fiscal 2011, an increase of $10.4 million or 44.6%. Player terminal sales in fiscal 2012 were $29.5 million on the sale of 1,961 proprietary units, compared to sales of $17.5 million on the sale of 1,150 proprietary units in fiscal 2011. The player terminal and equipment sales increase is attributable to continued growth in new markets and continued penetration into existing markets. Gaming equipment sales were $2.1 million in fiscal 2012 compared to $2.7 million in fiscal 2011.  Player terminal and equipment sales also include $2.0 million and $3.1 million related to deferred revenue recognized during fiscal 2012 and fiscal 2011, respectively, due to final execution of deliverables.

Gaming Equipment and System Sales – Systems and Licensing

•
Systems and licensing sales revenue was $9.2 million in fiscal 2012, compared to $7.7 million in fiscal 2011, a $1.5 million or 19.7% increase. Systems and licensing revenue for fiscal 2012 relates to (i) $6.8 million of licenses associated with the player terminal sales during the period; (ii) $1.7 million of license revenue from game conversions; and (iii) $665,000 of systems and game themes sold in prior periods being amortized to revenue from deferred revenue over the contract period.  Systems and licensing revenue in fiscal 2011 relates to (i) $4.3 million of systems and game themes sold in prior periods being recognized from deferred revenue during the period; (ii) $3.0 million of licenses associated with the player terminal sales during the period; and (iii) $411,000 of license revenue from game conversions. The increase in the year for systems and licensing is primarily attributable to the increase in sale of licenses related to player terminal sales.

Other Revenue

•	Other revenue was $1.4 million in fiscal 2012 and $1.5 million in fiscal 2011 a $97,000, or 6.6%, decrease. This reduction relates to a decrease in maintenance and service contracts in fiscal 2012.

Cost of Gaming Operations Revenue

•
Total cost of gaming operations revenue, which includes field service and network operations personnel, as well as royalty and participation fees remained constant at approximately $12.5 million in fiscal 2012 and fiscal 2011.

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

Selling, General and Administrative Expenses

•
Selling, general and administrative expenses, or SG&A, increased approximately $7.8 million, or 20.0%, to $46.5 million in fiscal 2012, from $38.7 million in fiscal 2011. This increase was primarily a result of an increase in (i) salaries and wages and employee benefits of $2.1 million to retain and attract employees; (ii) stock compensation expense of $1.9 million; (iii) long term incentives of $1.5 million; (iv) annual incentives of $784,000; (v) advertising and promotions of $600,000; and (vi) other taxes and license fees of $583,000.

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

Research & Development

•
Research and development expenses increased approximately $2.2 million, or 16.6%, to $15.1 million in fiscal 2012, from $12.9 million in fiscal 2011. Our research and development costs increased primarily due to salaries and wages, due to increased headcount and continued efforts to attract and retain employees, independent testing lab fees, and contract labor.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had $102.6 million in unrestricted cash and cash equivalents, compared to $73.8 million as of September 30, 2012. During the years ended September 30, 2013 and 2012, we received approximately $8.3 million and $17.3 million, respectively, from notes receivable, of which $7.7 million and $15.8 million, respectively, were collected on development agreements. Our working capital as of September 30, 2013 was $123.5 million, compared to $87.1 million at September 30, 2012. The increase in working capital was primarily the result of an increase in cash collections from notes and accounts receivable and the exercises of stock options, as well as an increase in accounts receivable and inventory due to increased sales volumes. During the year ended September 30, 2013, we used $48.6 million for capital expenditures of property and equipment compared to $45.2 million for the year ended September 30, 2012. In addition, we have $29.6 million outstanding and $37.0 million available for future borrowings under our Credit Agreement, subject to covenant restrictions (see the discussion of our Credit Agreement below). Availability under the Credit Agreement is reduced to the extent of a $3.5 million outstanding letter of credit.

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

As of September 30, 2013, our total contractual cash obligations were as follows (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Credit Agreement Term Loan(1)	$3,700	$25,900	$—	$—	$29,600
Estimated Interest Payments(1)	793	1,177	—	—	1,970
Operating Lease Obligations(2)	2,043	3,350	242	—	5,635
Purchase Commitments	16,529	721	—	—	17,250
Total	$23,065	$31,148	$242	$—	$54,455

(1)
Consists of principal amounts outstanding under the term loan to our Credit Agreement and estimated interest payments at the Eurodollar rate plus the applicable spread (2.94% as of September 30, 2013).

(2)	Consists of operating leases for our facilities and office equipment.

During fiscal 2013, we generated $76.5 million in cash from our operations, an increase of $2.0 million, or 2.6%, from $74.5 million during fiscal 2012. The increase was primarily the result of (i) a $6.8 million increase in net income and (ii) $11.0 million increase in deferred income taxes, offset by (i) a $3.4 million decrease in amortization and depreciation; (ii) a decrease of $8.4 million in notes receivable; (iii) a $6.8 million increase in federal and state income tax receivables and (iv) a $5.3 million increase in inventory.

During fiscal 2012, we generated $74.5 million in cash from our operations, an increase of $6.0 million, or 8.7%, from $68.6 million during fiscal 2011. The increase was primarily the result of a $22.5 million increase in net income and a decrease of $4.0 million in inventory purchases, partially offset by a decrease of $19.6 million in the federal and state tax receivable.

Cash used in investing activities increased $7.6 million, or 14.9%, to $58.7 million, in fiscal 2013, from $51.1 million during fiscal 2012. The increase was primarily the result of increases in capital expenditures of $3.4 million and an increase in software capitalization of $3.2 million; offset by decreases in advances under development and placement agreements of $7.0 million and repayments by customers under development agreements of $8.1 million.

Cash used in investing activities increased $20.9 million, or 69.1%, to $51.1 million, in fiscal 2012 from $30.2 million during fiscal 2011. The increase was primarily the result of increases in placement fee agreement payments of $12.6 million, and capital expenditures of $7.8 million, partially offset by an increase in repayments under development agreements of $863,000.

Additions to property and equipment and leased gaming equipment consisted of the following:

	2013	2012	2011
	(In thousands)
Gaming equipment	$42,567	$38,063	$29,932
Third-party gaming content licenses	2,358	1,860	5,176
Other	3,699	5,297	2,268
Additions to property and equipment and leased gaming equipment	$48,624	$45,220	$37,376

Cash provided by financing activities increased by $7.3 million, or 198.0%, to $11.0 million during fiscal 2013, from $3.7 million in fiscal 2012. The increase was primarily the result of an increase of $9.8 million of tax benefit from the exercise of stock options, offset by a $3.0 million increase in the purchase of our common stock during fiscal 2013 compared to fiscal 2012.

Cash provided by financing activities increased by $17.4 million, or 127.0%, to $3.7 million during fiscal 2012, from a usage of $13.7 million in fiscal 2011. The increase in cash provided by financing activities was primarily the result of (i) a $8.2 million decrease in the purchase of our common stock; (ii) a $4.8 million increase of proceeds related to the exercise of stock options; and (iii) a decrease of principal payments on long term debt during fiscal 2012 compared to fiscal 2011.

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

Credit Agreement

Our Credit Agreement, long-term debt consisted of the following:

	September 30, 2013	September 30, 2012
	(In thousands)
Term loan facility	$29,600	33,300
Less: current portion of long-term debt	(3,700)	(3,700)
Long-term debt, less current portion	$25,900	$29,600

On August 3, 2011, certain of our subsidiaries entered into an amended and restated credit agreement with Comerica Bank in its capacity as administrative agent and lead arranger and Wells Fargo Bank, N.A., as syndication agent (the "Credit Agreement"), to provide us with a $74.0 million credit facility which replaced our previous credit facility with Comerica Bank in its entirety. The Credit Agreement consists of three facilities: an approximately $20.6 million revolving credit facility, a $37.0 million term loan, and an approximately $16.4 million draw-to term loan. The Credit Agreement, and advances made thereunder, mature on August 3, 2016. The term loan is amortized on a straight-line basis over a ten-year period, payable in equal quarterly installments of $925,000. The revolving credit facility and the draw-to term loan provide the Company the ability to finance development and placement agreements, acquisitions, and working capital for general corporate purposes. As of September 30, 2013, $29.6 million was outstanding on the term loan which bore interest at 2.94%. No amounts were outstanding on the revolving credit facility and the draw-to term loan; and each facility had approximately $20.6 million and $16.4 million, respectively, available for borrowings as of September 30, 2013. The Company has the ability to draw on the draw-to term loan until February 3, 2014 and on the revolving credit facility until maturity of the credit agreement on August 3, 2016. Availability under the Credit Agreement is reduced for a $3.5 million outstanding letter of credit.

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

The Credit Agreement is collateralized by substantially all of the Company’s assets. We are subject to two primary financial covenants: a total leverage ratio and a fixed charge coverage ratio. The total leverage ratio is calculated as total net funded debt to EBITDA (which is defined in the Credit Agreement as net income before interest expense, tax expense, depreciation and amortization expense, stock compensation expense and any extraordinary, unusual or non-cash non-recurring expenses up to $7.5 million for any trailing twelve month period, less any non-cash income items, including income tax credits, and any extraordinary income or gains). Total net funded debt is defined as total funded debt of the Company less unrestricted cash in excess of $10.0 million. We are required to maintain a total leverage ratio of 1.5 to 1.0.

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

Our Credit Agreement contains a restricted payments covenant that places restrictions on our ability to declare or make any distributions, dividend, payment or other distribution on account of our equity interests, subject to certain exceptions, including the payment of cash dividends, so long as pro forma for the payment of such dividends we are in compliance with the Credit Agreement's total leverage ratio and fixed charge coverage ratio financial covenants and no default or event of default has occurred and is continuing or would result in connection with such dividend.

We are currently in compliance with the covenants in the Credit Agreement; however, we cannot be certain that we will be able to achieve our operating objectives for fiscal 2014 and that we will continue to meet our covenants in the Credit Agreement in the future.

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

Our performance and financial results are, to a certain extent, subject to general conditions in or affecting the gaming industry, as well as general economic, political, financial, competitive, and regulatory factors beyond our control. If our business does not continue to generate cash flow at appropriate levels or if we receive a material judgment against us in a lawsuit (See generally "Part I - Item 1A. Risk Factors"), we may need to raise additional financing. Sources of additional financing might include additional bank debt or the public or private sale of equity or debt securities. However, sufficient funds may not be available, on terms acceptable to us or at all, from these sources, or any others, to enable us to make necessary capital expenditures and to make discretionary investments in the future.

Stock Repurchase Authorizations

On November 15, 2012, we announced that our Board of Directors had authorized a program to repurchase up to $40 million of our outstanding common stock over a three-year period. During fiscal 2013, we purchased 303,602 shares of our common stock for approximately $4.8 million at an average cost of $15.92 per share, exclusive of broker fees. At September 30, 2013, approximately $35.2 million of our common stock remains available for repurchase under the program. Pursuant to the stock repurchase program, we may purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance with Company policies and applicable securities laws.  In addition, we have established a 10b5-1 plan, pursuant to which some of the purchases may be made from time to time in the open market, subject to certain pricing parameters. The actual number of shares to be purchased, if any, will depend upon market conditions and purchases are subject to the restrictions in our Credit Agreement. Any shares purchased will be held in the Company’s treasury for possible future use.  Since December 2010, the Company has purchased approximately 2.5 million shares of its common stock for $16.7 million at an average cost of $6.63 per share, exclusive of broker fees.

Stock-Based Compensation

At September 30, 2013, we had approximately 2.5 million options to purchase common stock outstanding, with exercise prices ranging from $1.97 to $38.98 per share, of which, approximately 1.3 million of the outstanding options to purchase common stock were exercisable.

During the year ended September 30, 2013, options to purchase 102,600 shares of common stock were granted at a weighted average exercise price of $28.22 per share, and we issued 1.4 million shares of common stock as a result of stock option exercises with a weighted average exercise price of $6.43. We also granted to certain employees awards of restricted stock units in the aggregate of 264,950 shares during the year ended September 30, 2013 at an average fair value per share of $24.56.

At September 30, 2012, we had approximately 3.9 million options to purchase common stock outstanding, with exercise prices ranging from $1.61 to $18.71 per share, of which, approximately 1.8 million of the outstanding options to purchase common stock were exercisable.

During the year ended September 30, 2012, options to purchase 1.1 million shares of common stock were granted at a weighted average exercise price of $6.98 per share, and we issued 1.7 million shares of common stock as a result of stock option exercises with a weighted average exercise price of $5.02. We also granted to our non-employee directors restricted stock in the aggregate of 48,000 shares during the year ended September 30, 2012 at an average fair value per share price of $10.16.

SEASONALITY

We believe our operations are not materially affected by seasonal factors, although we have experienced fluctuations in our revenues from period to period.

CONTINGENCIES

For information regarding contingencies, see Note 16 of our Notes to Consolidated Financial Statements "Commitments and Contingencies” and PART I – Item 3. "Legal Proceedings.”

OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2013, the Company had an outstanding letter of credit issued under our domestic credit facility to ensure payment of a bond to certain Mexican taxing authorities in the amount of $3.5 million.  Such off-balance sheet arrangements are not reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources. See Note 16 of the Notes to Consolidated Financial Statements "Commitments and Contingencies."
INFLATION AND OTHER COST FACTORS

Our operations have not been nor are they expected to be materially affected by inflation. However, our domestic and international operational expansion is affected by the cost of hardware components, which are not considered to be inflation sensitive, but rather, sensitive to changes in technology and competition in the hardware markets. In addition, we expect to continue to incur increased legal and other similar costs associated with regulatory compliance requirements and the uncertainties present in the operating environment in which we conduct our business. However, this expectation could change depending upon a number of factors, including those described under “Part II - Item 7. Management's Discussion and Analysis - Overview" and "Part I - Item 1A. Risk Factors.”

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The "Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes certain financial measures such as EBITDA, net cash position and free cash flow, all of which may be considered non-GAAP financial measures under the rules of the Securities and Exchange Commission.  These non-GAAP financial measures are reconciled to the corresponding GAAP financial measures below as required under the rules of the Securities and Exchange Commission regarding the use of non-GAAP financial measures. We define (i) EBITDA as net income before net interest expense, income taxes, depreciation, and amortization and accretion of contract rights, (ii) net cash position as cash and cash equivalents less long-term debt, and (iii) free cash flow as cash flow from operating activities less net capital expenditures.

EBITDA, net cash position and free cash flow are not recognized financial measures under GAAP, but we believe that each is useful in measuring our operating performance.  We believe that the use of the non-GAAP financial measure EBITDA enhances an overall understanding of the Company’s past financial performance, and provides useful information to the investor by comparing our performance across reporting periods on a consistent basis and the use of EBITDA by other companies in the gaming equipment sector as a measure of performance. We believe that the non-GAAP measures of net cash position and free cash flow provide useful information to investors as each enhances the overall understanding of our operating performance. Investors should not consider these measures in isolation or as a substitute for net income, operating income, or any other measure for determining the Company’s operating performance that is calculated in accordance with GAAP.  In addition, because these measures are not calculated in accordance with GAAP, they may not necessarily be comparable to similarly titled measures employed by other companies.

A reconciliation of EBITDA to the most comparable GAAP financial measure, net income, follows:

	U.S. GAAP Net Income to EBITDA Reconciliation
	Years Ended September 30,
	(In thousands)
	2013	2012	2011
Net income	$34,934	$28,174	$5,677
Add back:
Amortization and depreciation	34,846	38,270	40,957
Accretion of contract rights	8,470	7,700	7,211
Interest expense, net	648	(161)	498
Income tax expense (benefit)	16,833	(2,877)	702
EBITDA	$95,731	$71,106	$55,045

A reconciliation of net cash position and free cash flow follows:

	Years Ended September 30,
	(In thousands)
	2013	2012	2011

Net Cash (Debt) Position
Cash and cash equivalents	102,632	73,755	46,710
Less: Long-term debt	(29,600)	(33,300)	(37,000)
Net cash (debt) position	$73,032	$40,455	$9,710

Free Cash Flow
Net cash provided by operating activities	76,513	74,543	68,579
Less: Net capital expenditures	(48,624)	(45,220)	(37,376)
Free cash flow	$27,889	$29,323	$31,203

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

Revenue Recognition. As further discussed in Note 2. "Significant Accounting Policies" of the Notes to Consolidated Financial Statements, revenue from sales arrangements with multiple deliverables, is applied using the guidance from ASC Topic 605, “Revenue Recognition,” which establishes the accounting and reporting guidance for arrangements under which the vendor will perform multiple revenue-generating activities; specifically, how to separate deliverables and how to measure and allocate arrangement consideration to one or more units of accounting.  In addition, we apply the guidance from ASU No. 2009-14, “Software (Topic 985), Certain Revenue Arrangements that Include Software Elements,” which affects vendors that sell or lease tangible products in an arrangement that contains software that is more than incidental to the tangible product as a whole and clarifying what guidance should be used in allocating and measuring revenue.

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

Management reviews long-lived asset classes for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For impairment analysis purposes, our rental pool is viewed as a fungible pool of assets; including assets in both rental pool-deployed and rental pool-undeployed.  In order to determine whether these assets are impaired, the net book value of the rental pool is compared to an estimate of future net cash flows from all existing facilities. The primary assumption used in determining future cash flows is our estimate of future revenue.  In addition, we analyze the composition of our rental pool to determine the future use of older models and related components for those models.  The impairment analysis for the fiscal year ended September 30, 2012 indicated that we had substantial cash flows to fully recover the carrying value of the entire rental pool.  As of September 30, 2013 and 2012, rental pool assets totaled $68.3 million and $$50.8 million, respectively. (Critical Assumption #2)

Assumptions/Approach used for Critical Assumption #1: The carrying value of the asset is determined based upon management’s assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight line basis, where the useful life of items in the rental pool has been determined by management to be three years.

Effect if different assumptions used for Critical Assumption #1: While we believe that the useful lives that have been determined for our fixed assets are reasonable, different assumptions could materially affect the carrying value of the assets, as well as the depreciation expense recorded in each respective period related to those assets. During the year ended September 30, 2013, a significant portion of the $34.8 million of depreciation and amortization expense is related to assets in the rental pool. If the depreciable life of assets in our rental pool were changed, we could incur a materially different amount of depreciation expense during the period. For example, during the year ended September 30, 2013, after a periodic review of the depreciable lives of our property and equipment and leased gaming equipment, management determined that a four year depreciable life on leased gaming equipment more accurately reflected the current age of leased gaming equipment on customers' floors, the current and historical replacement rate and the useful lives used for comparable assets by our competitors; accordingly, the depreciable lives of rental pool assets, both proprietary and third party machines, was increased to four years from three years, effective October 1, 2012. The effect of this change is estimated to have increased operating income by approximately $7.0 million, net income by $4.4 million and income per diluted share by $0.15 for the year ended September 30, 2013.

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

Management reviews intangible assets related to development and placement fee agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Critical Assumption #2). For the year ended September 30, 2013, there was no impairment to the assets’ carrying values.

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
Additionally, in accordance with ASC Topic 740, we previously maintained a reserve for prior uncertain tax positions. However, as of September 30, 2013, the reserve related to uncertain tax positions has been eliminated as the Company has now effectively settled the prior uncertain tax position.

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

Assumptions/Approach Used: Numerous judgments and assumptions are inherent in the determination of future taxable income and tax return filing positions that we take, including factors such as future operating conditions. Management regularly considers the likelihood of realizing the future benefits associated with our existing deductible temporary differences and carryforwards. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As a result of this analysis, Management believes that in the U.S. jurisdiction, as of September 30, 2013, the objective and verifiable evidence of our historical pretax net income, coupled with sustained taxable income and projected future earnings outweighs the negative evidence of our previous years losses. Therefore, we determined that it is more likely than not that we will realize the benefits associated with our deferred tax assets in the U.S. jurisdiction. As a result, we have no valuation allowance against any of our U.S. deferred tax assets.
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

Our Credit Agreement provides us with additional liquidity to meet our short-term financing needs, as further described in Part IV - Item 15. Note 10 to the Notes to Consolidated Financial Statements "Credit Agreement and Long-Term Debt." Pursuant to the Credit Agreement, we may currently borrow up to a total of $66.6 million, of which $29.6 million is outstanding and $37.0 million is available for future borrowings, subject to covenant restrictions, less $3.5 million outstanding on a letter of credit. As of September 30, 2013, $29.6 million was outstanding on the term loan which bore interest at 2.94%. We estimate a hypothetical increase of 100 bps in applicable interest rates would have an immaterial impact on our business.

In connection with the development agreements we enter into with some of our customers, we advance funds for the construction and development of gaming facilities, which are generally required to be repaid. As a result of our adjustable-interest-rate notes payable and fixed-interest-rate-notes receivable described in Part IV - Item 15. Note 4 to the Notes to Consolidated Financial Statements "Notes Receivable"and Part IV - Item 15. Note 10 to the Notes to Consolidated Financial Statements "Credit Agreement and Long-Term Debt,” we are subject to market risk with respect to interest rate fluctuations. Any material increase in prevailing interest rates could cause us to incur significantly higher interest expense. These factors have not increased significantly, therefore no significant changes have been made in the Company's strategies to manage any of these exposures during fiscal 2013.

In addition, we have been subject to market risks associated with foreign currency exchange rates, primarily with respect to our former operations in Mexico. In December, 2012, we sold our remaining units in Mexico to our Mexico customer, and no longer operate any units in Mexico; we may, however, be subject to certain business expenses in Mexico as our foreign entities continue to exist. We estimate that a hypothetical 10% strengthening (or weakening) of the U.S. dollar for fiscal 2013 would have had an immaterial impact on our business.

ITEM 8. Financial Statements and Supplementary Data

The financial statements and supplemental data required by this item are included in PART IV - Item 15.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2013.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework(1992). Based on our assessment and those criteria, our management concluded that internal control over financial reporting was effective as of September 30, 2013.

Our independent registered public accounting firm, BDO USA, LLP, has issued an attestation report dated November 14, 2013 on our internal control over financial reporting. That report is included herein.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be provided in the Company's Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2013 (the “Proxy Statement”) and that information is incorporated herein by reference.

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

ITEM 14. Principal Accountant Fees and Services

The information required by this Item will be provided in the Proxy Statement and that information is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	(1)	Financial Statements

		Reports of Independent Registered Public Accounting Firm	60
		Consolidated Balance Sheets, as of September 30, 2013 and 2012	62
		Consolidated Statements of Operations and Other Comprehensive Income, Years Ended September 30, 2013, 2012 and 2011	63
		Consolidated Statements of Stockholders’ Equity,
		Years Ended September 30, 2013, 2012 and 2011	64
		Consolidated Statements of Cash Flows, Years Ended September 30, 2013, 2012 and 2011	65
		Notes to Consolidated Financial Statements	66

	(2)	Financial Statement Schedule

		Schedule II Valuation and Qualifying Accounts	90

	(3)	The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and are incorporated herein by reference, and are filed as part of this Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Multimedia Games Holding Company, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of Multimedia Games Holding Company, Inc., or the Company, as of September 30, 2013 and 2012 and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2013. We have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multimedia Games Holding Company, Inc. at September 30, 2013 and 2012, and the results of its operations and its cash flows for the each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Multimedia Games Holding Company, Inc.'s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control – Integrated Framework(1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated November 14, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Austin, Texas
November 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Multimedia Games Holding Company, Inc.
Austin, Texas

We have audited Multimedia Games Holding Company, Inc., or the Company’s, internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control – Integrated Framework(1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Multimedia Games Holding Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Multimedia Games, Inc., or the Company, as of September 30, 2013 and 2012 and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows and the schedule listed in the accompanying index for each of the three years in the period ended September 30, 2013, and our report dated November 14, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP
Austin, Texas
November 14, 2013

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2013 and 2012
(In thousands, except shares)

	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$102,632	$73,755
Accounts receivable, net of allowance for doubtful accounts of $342 and $266, respectively	26,566	17,503
Inventory	12,429	7,083
Current portion of notes receivable, net	2,093	8,024
Federal and state income tax receivable	2,855	244
Deferred tax asset	7,818	8,248
Prepaid expenses and other	2,423	6,593
Total current assets	156,816	121,450
Property and equipment and leased gaming equipment, net	77,458	57,924
Notes receivable - non-current	4,841	733
Intangible assets, net	34,723	37,664
Value added tax receivable, net of allowance of $707 and $722, respectively	2,862	3,511
Deferred tax asset - non current	2,690	2,418
Other assets	2,135	2,275
Total assets	$281,525	$225,975
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,700	$3,700
Accounts payable and accrued liabilities	29,129	30,192
Deferred revenue	520	483
Total current liabilities	33,349	34,375
Long-term debt, less current portion	25,900	29,600
Long-term deferred tax liability	12,824	6,320
Other long-term liabilities	511	660
Total liabilities	72,584	70,955
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock: Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 37,802,950 and 36,296,027 shares issued, and 29,386,870 and 28,183,549 shares outstanding, respectively	378	363
Additional paid-in capital	131,232	107,751
Treasury stock, 8,416,080 and 8,112,478 common shares at cost, respectively	(66,886)	(62,048)
Retained earnings	144,217	109,283
Accumulated other comprehensive loss, net	—	(329)
Total stockholders’ equity	208,941	155,020
Total liabilities and stockholders’ equity	$281,525	$225,975

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
For the Years Ended September 30, 2013, 2012 and 2011
(In thousands, except per share data)

	2013	2012	2011
REVENUES:
Gaming operations	$132,640	$112,010	$95,476
Gaming equipment and system sales	54,539	42,793	30,909
Other	2,187	1,373	1,470
Total revenues	189,366	156,176	127,855
OPERATING COSTS AND EXPENSES:
Cost of gaming operations revenue(1)	13,803	12,547	12,478
Cost of equipment and system sales	23,143	18,548	14,623
Selling, general and administrative expenses	48,350	46,451	38,700
Write-off, reserve, impairment & settlement charges	—	1,187	2,013
Research and development	16,842	15,082	12,930
Amortization and depreciation	34,846	38,270	40,957
Total operating costs and expenses	136,984	132,085	121,701
Operating income	52,382	24,091	6,154
OTHER INCOME (EXPENSE):
Interest income	491	1,553	2,562
Interest expense	(1,139)	(1,392)	(3,060)
Other income	33	1,045	723
Income before income taxes	51,767	25,297	6,379
Income tax (expense) benefit	(16,833)	2,877	(702)
Net income	$34,934	$28,174	$5,677

Basic income per common share	$1.21	$1.01	$0.20
Diluted income per common share	$1.14	$0.96	$0.20

Other comprehensive income:
Foreign Currency translation adjustments	329	123	188
Comprehensive income	$35,263	$28,297	$5,865

Shares used in net income per common share:
Basic	28,929	27,807	28,106
Diluted	30,677	29,261	28,686
________________________________

(1)
Cost of gaming operations revenues exclude depreciation and amortization of gaming equipment, content license rights and other depreciable assets, which are included separately in the amortization and depreciation line item.

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended September 30, 2013, 2012 and 2011
(In thousands, except share amounts)

	Common Stock		Additional Paid -in Capital	Treasury Stock			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Number of Shares	Amount		Number of Shares	Amount	Retained Earnings
Balance, September 30, 2010	33,521,591	$335	$89,598	5,895,617	$(50,128)	$75,432	$(640)	$114,597
Exercise of stock options	1,036,440	11	3,933	—	—	—	—	3,944
Purchase of treasury stock	—	—	—	1,824,040	(10,036)	—	—	(10,036)
Share-based compensation expense	—	—	1,532	—	—	—	—	1,532
Net income	—	—	—	—	—	5,677	—	5,677
Foreign currency translation adjustment	—	—	—	—	—	—	188	188
Balance, September 30, 2011	34,558,031	346	95,063	7,719,657	(60,164)	81,109	(452)	115,902
Exercise of stock options	1,737,996	17	8,715	—	—	—	—	8,732
Purchase of treasury stock	—	—	—	392,821	(1,884)	—	—	(1,884)
Long-term incentive program	—	—	651	—	—	—	—	651
Tax benefit of stock options exercised	—	—	555	—	—	—	—	555
Share-based compensation expense	—	—	2,767	—	—	—	—	2,767
Net income	—	—	—	—	—	28,174	—	28,174
Foreign currency translation adjustment	—	—	—	—	—	—	123	123
Balance, September 30, 2012	36,296,027	363	107,751	8,112,478	(62,048)	109,283	(329)	155,020
Exercise of stock options and release of awards	1,506,923	15	9,161	—	—	—	—	9,176
Purchase of treasury stock	—	—	—	303,602	(4,838)	—	—	(4,838)
Long-term incentive program	—	—	478	—	—	—	—	478
Tax benefit of stock options exercised	—	—	10,394	—	—	—	—	10,394
Share-based compensation expense	—	—	3,448	—	—	—	—	3,448
Net income	—	—	—	—	—	34,934	—	34,934
Foreign currency translation adjustment	—	—	—	—	—	—	329	329
Balance, September 30, 2013	37,802,950	$378	$131,232	8,416,080	$(66,886)	$144,217	$—	$208,941

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2013, 2012 and 2011
(In thousands)

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,934	$28,174	$5,677
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and depreciation	34,846	38,270	40,957
Accretion of contract rights	8,468	7,700	7,210
Share-based compensation	3,926	3,418	1,532
Other non-cash items	1,501	1,405	1,404
Deferred income taxes	6,662	(4,346)	—
Interest income from imputed interest	(376)	(1,292)	(2,333)
Changes in operating assets and liabilities
Total accounts and notes receivable	(8,463)	(59)	(3,137)
Federal and state income tax receivable	6,688	(102)	19,516
Inventory	(5,386)	(86)	(4,056)
Current liabilities	126	4,544	4,612
Other current and long-term assets and long-term liabilities	3,983	(2,529)	(2,803)
Tax benefit from exercise of stock options	(10,396)	(554)	—
NET CASH PROVIDED BY OPERATING ACTIVITIES	76,513	74,543	68,579

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(48,624)	(45,220)	(37,376)
Acquisition of intangible assets	(9,260)	(6,102)	(4,850)
Advances under development and placement fee agreements	(8,535)	(15,575)	(2,951)
Repayments under development agreements	7,749	15,846	14,983
NET CASH USED IN INVESTING ACTIVITIES	(58,670)	(51,051)	(30,194)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	9,176	8,733	3,944
Tax benefit from exercise of stock options	10,396	554	—
Principal payments of long term debt	(3,700)	(3,700)	(7,625)
Proceeds from revolving lines of credit	—	—	6,875
Payments on revolving lines of credit	—	—	(6,875)
Proceeds from capital leases	—	894	—
Principal payments of capital leases	—	(894)	—
Purchase of treasury stock	(4,838)	(1,884)	(10,036)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	11,034	3,703	(13,717)

EFFECT OF EXCHANGE RATES ON CASH	—	(150)	250
Net increase in cash and cash equivalents	28,877	27,045	24,918
Cash and cash equivalents, beginning of period	73,755	46,710	21,792
Cash and cash equivalents, end of period	$102,632	$73,755	$46,710

SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$(1,083)	$(1,296)	$(2,877)
Income tax (paid) refunded, net	$(4,116)	$561	$18,796
NON-CASH TRANSACTIONS:
Change in contract rights resulting from imputed interest on development agreement notes receivable	$375	$(22)	$64
Transfer of leased gaming equipment to inventory	$3,570	$5,085	$1,164

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF COMPANY INFORMATION

Business
Multimedia Games Holding Company, Inc. and its subsidiaries (the “Company,” “we,” “us,” “our” or "Multimedia Games") design, manufacture and supply innovative standalone and networked gaming systems to commercial and Native American casino operators in North America, domestic and selected international lottery operators, and commercial bingo gaming facility operators.

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

The Company's product line and markets include Class II and Class III gaming facilities operated by commercial and Native American casinos and the Company derives the majority of its gaming revenues from participation, development, and placement fee agreements, all of which operate on a participation, or revenue share, basis or on a fixed daily fee. The Company enters into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities in exchange for a certain amount of floor space for a contracted period of time. All or a portion of the funds provided under development agreements are reimbursed to the Company, while funding under placement fee agreements is not reimbursed.

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

2.      SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates
The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples include share-based compensation, provisions for doubtful accounts, recoverability of notes, value added tax and other receivable balances, provision for slow-moving or obsolete inventory, estimated useful lives and impairment of property and equipment and intangible assets, valuation of deferred income taxes, and the provision for and disclosure of litigation and loss contingencies. Actual results may differ materially from these estimates in the future.

Reclassifications
Reclassifications were made to the prior-period financial statements to conform to the current period presentation. A portion of "cost of gaming operations revenue" was reclassified from "selling, general and administrative expenses" and "research and development" on the consolidated statements of operations and other comprehensive income. On the consolidated statements of cash flows, "transfer of leased gaming equipment to inventory" was combined with "acquisition of property and equipment and leased gaming equipment" and "tax benefit from exercise of stock options" has been separately stated. These reclassifications did not have an impact on the Company’s previously reported results of operations or earnings per share amounts. Additionally, these reclassifications did not impact compliance with any applicable debt covenants in the Company’s Credit Agreement.

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

See below in "Gaming Equipment and Systems Sales" and in Part II, Item 7, "Management's Discussion and Analysis - Critical Accounting Policies and Estimates" for more information on how the Company recognizes revenue in multiple deliverable arrangements.

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

Gaming revenue generated by player terminals deployed at sites under development or placement fee agreements is reduced by the accretion of contract rights acquired as part of those agreements. Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from such agreements, described under “Development and Placement Fee Agreements.” The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the consolidated statements of operations and other comprehensive income.

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

In allocating the arrangement fees to separate deliverables, the Company evaluates whether it has VSOE of selling price, TPE or ESP for gaming devices, maintenance and product support fees and other revenue sources. The Company generally uses ESP to determine the selling price used in the allocation of separate deliverables, as VSOE and TPE are generally not available. The Company determines the ESP on separate deliverables by estimating a margin typically received on such items and applying that margin to the product cost incurred.

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

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts related to its accounts receivable and notes receivable that have been deemed to have a high risk of uncollectibility. Management reviews its accounts and notes receivable on a quarterly basis to determine if any receivables will potentially be uncollectible. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and creditworthiness when evaluating the adequacy of its allowance for doubtful accounts. In its overall allowance for doubtful accounts, the Company includes any receivable balances where uncertainty exists as to whether the account balance has become uncollectible. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs may exceed the recorded allowance.

Inventory
The Company’s inventory consists primarily of completed player terminals, related component parts, and back-office computer equipment. Inventories are stated at average costs, which approximate the lower of cost (first in, first out) or market.

Property and Equipment and Leased Gaming Equipment
Property and equipment and leased gaming equipment are stated at cost. The cost of property and equipment and leased gaming equipment is depreciated over their estimated useful lives, generally using the straight-line method for financial reporting, and regulatory acceptable methods for income tax reporting purposes. Player terminals and related components and equipment are included in the Company’s rental pool.  The rental pool can be further delineated as “rental pool – deployed,” which consists of assets deployed at customer sites under participation arrangements, and “rental pool – undeployed,” which consists of assets with the Company that are available for customer use. Rental pool – undeployed consists of both new units awaiting deployment to a customer site and previously deployed units currently back with the Company to be refurbished awaiting re-deployment.  Routine maintenance of property and equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated remaining useful life of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in the Company’s results of operations.

Management reviews long-lived asset classes for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to its fair value, which considers the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. During the years ended September 30, 2013, 2012 and 2011 in the ordinary course of business or upon reviewing the nature of the assets, the Company charged operations by recording reserves or writing off $554,000, $669,000 and $1.3 million, respectively, of property and equipment and leased gaming equipment.

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

Other Assets
Other assets consist of restricted cash, long-term prepaids, and refundable deposits. At September 30, 2013 and 2012, the restricted cash balances were $511,000 and $618,000, respectively, representing the fair value of investments held by the Company's prize fulfillment firm related to outstanding MegaBingo® jackpot prizes.

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

Other Long-Term Liabilities
Other long-term liabilities include investments held at fair value by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities and the long-term portion of deferred revenue.  The long-term liabilities were $511,000 and $660,000as of September 30, 2013 and 2012, respectively, the majority of which is related to the prize fulfillment annuities.

Other Income and Expense
Other income primarily resulted from a gain on the exchange of used equipment with our third party equipment suppliers, as well as net gains incurred on foreign currency transactions primarily related to the Company's former Mexico operations (see also, Note 11, "Termination of Mexico Operations"). For the years ended September 30, 2013, 2012 and 2011 other income was $33,000, $1.0 million and $723,000, respectively. The decrease in the period relates to the gain on the exchange of used equipment with our third party equipment suppliers, recorded in the prior year period.

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

Research and development costs for years ended September 30, 2013, 2012 and 2011 were $16.8 million,$15.1 million and $12.9 million, respectively.

Employee Benefit Plans
The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan provides for the employees to make tax-deferred deposits into the plan up to the maximum of $17,500, plus a $5,500 catch-up contribution for employees age 50 or above for 2013. The Company has historically matched employees’ contributions to the 401(k) Plan equal to 50% of the first 4% of compensation contributed by employees to the 401(k) Plan. Such Company contributions amounted to $516,000, $425,000, and $357,000 for the years ended September 30, 2013, 2012, and 2011, respectively.

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

The following summarizes the valuation of certain of the Company's financial assets and liabilities as of September 30, 2013 and 2012, based on the fair value hierarchy:

	Fair Value Measurements using
	Level 1	Level 2	Level 3	Total
September 30, 2013
Assets:
Cash Equivalents:
Money market funds	$84,049	$—	$—	$84,049
Total	$84,049	$—	$—	$84,049

Liabilities:
Long-term debt	$—	$29,600	$—	$29,600
Total	$—	$29,600	$—	$29,600

September 30, 2012
Assets:
Cash Equivalents:
Money market funds	$41,937	$—	$—	$41,937
Total	$41,937	$—	$—	$41,937

Liabilities:
Long-term debt	$—	$33,300	$—	$33,300
Total	$—	$33,300	$—	$33,300

The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash, accounts receivable, notes receivable, accounts payable, and accrued expenses payable and other liabilities, approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying value of the Company's debt is consistent with fair value due to the variable interest rates in place.

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

Costs of Computer Software
Software development costs have been accounted for in accordance with ASC Topic 985, “Software.”  Under ASC Topic 985, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized software development costs of approximately $9.1 million and $5.9 million for the years ended September 30, 2013 and 2012, respectively. Software development costs primarily consist of personnel costs and gaming lab testing fees. The Company begins to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, not to exceed five years. Amortization of software development costs is included in amortization and depreciation in the accompanying consolidated statements of operations and other comprehensive income.

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

There were option grants to purchase 102,600, 1.1 million and 566,700 common shares during the years ended September 30, 2013, 2012 and 2011, respectively. The assumptions used for the years ended September 30, 2013, 2012, and 2011, and the resulting estimates of weighted-average fair value per share of options granted and assumptions used during these periods are as follows:

	2013	2012	2011
Weighted expected life	5 years	5 years	5 years
Risk-free interest rate	0.7%	1.0%	1.3 - 2.6%
Expected volatility	62.88%	59.91%	59.01%
Expected dividend yields	None	None	None
Weighted-average fair value of options granted during the period	$14.43	$3.55	$2.36
Expected annual forfeiture rate	5.31%	5.31%	5.31%

The Company also grants restricted stock and restricted stock units. In accordance with ASC Topic 718 the Company records stock compensation for such awards at the full value of the award at the time of issuance over the vesting period of the award. The full value of the award is equivalent to the closing stock price of the Company's stock on the date of grant.

Foreign Currency Translation
The Company accounts for currency translation in accordance with ASC Topic 830, “Foreign Currency Matters.”  Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income, in accordance with ASC Topic 220, “Comprehensive Income.” Transactional currency gains and losses arising from transactions in currencies other than the Company’s local functional currency are included in the consolidated statements of operations and other comprehensive income in accordance with ASC Topic 830. The cumulative foreign currency translation adjustment was recognized in income during the first quarter of of the fiscal year ended September 30, 2013 upon the substantial liquidation of the Company's Mexico operations.

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

The Company believes there is no additional new accounting guidance adopted but not yet effective that is relevant to the readers of the Company's consolidated financial statements. However, several new Exposure Drafts and proposals are under development which, if and when enacted, may have a significant impact on the Company's consolidated financial statements.

3.      INVENTORY

Inventory consisted of the following:

	September 30, 2013	September 30, 2012
	(In thousands)
Raw materials and component parts, net of reserves of $719 and $800, respectively	$6,055	$3,653
Work in progress	3,886	1,321
Finished goods	2,488	2,109
Total Inventory	$12,429	$7,083

4.      NOTES RECEIVABLE

The Company’s notes receivable consisted of the following:

	September 30, 2013	September 30, 2012
	(In thousands)
Notes receivable from development agreements	$7,303	$8,526
Less imputed interest discount reclassed to contract rights	(369)	(370)
Notes receivable from equipment sales and other	—	601
Notes receivable, net	6,934	8,757
Less current portion	(2,093)	(8,024)
Notes receivable – non-current	$4,841	$733

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.  The notes receivable from development agreements balance includes a $6.5 million development agreement with the Chickasaw Nation for the Winstar Casino expansion entered into on November 19, 2012. Notes receivable from equipment sales consisted of financial instruments issued by customers for the purchase of player terminals and licenses, and were fully paid as of September 30, 2013.

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

On November 19, 2012, the Company entered into a new development agreement with the Chickasaw Nation to assist with the expansion of the Winstar Casino. As part of this agreement, the Company received the right to 150 unit placements for a period of 68 months in exchange for a payment of $6.5 million. The payment was made in two equal installments in November 2012 and January 2013 and is expected to be reimbursed over the term of the agreement.

On March 7, 2013, the Company paid an approximately $2.0 million placement fee to the Chickasaw Nation to extend the placement of 201 units in six casino locations across Oklahoma for an additional term of 50 months.

Management reviews intangible assets related to development and placement fee agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstances during the period ended September 30, 2013, which required an impairment charge to the carrying value of intangible assets recorded in connection with development and placement fee agreements.

The following net amounts related to advances made under development and placement fee agreements and were recorded in the following balance sheet captions:

	September 30, 2013	September 30, 2012
Included in:	(In thousands)
Notes receivable, net	$6,934	$8,156
Intangible assets – contract rights, net of accumulated amortization	$24,466	$30,551

6.      PROPERTY AND EQUIPMENT AND LEASED GAMING EQUIPMENT

The Company’s property and equipment and leased gaming equipment consisted of the following:

	September 30, 2013			September 30, 2012
	Cost	Accum. Depr.	Net Book Value	Cost	Accum. Depr.	Net Book Value
	(In thousands)
Rental pool – deployed	$178,490	$(114,461)	$64,029	$169,262	$(122,439)	$46,823
Rental pool – undeployed (1)	18,642	(14,335)	4,307	42,320	(38,303)	4,017
Machinery and equipment	5,609	(1,876)	3,733	11,005	(7,864)	3,141
Computer software	5,874	(3,522)	2,352	6,712	(5,145)	1,567
Vehicles	2,914	(1,595)	1,319	2,640	(1,510)	1,130
Other	4,778	(3,060)	1,718	3,832	(2,586)	1,246
Total property and equipment and leased gaming equipment	$216,307	$(138,849)	$77,458	$235,771	$(177,847)	$57,924
______________________________________

(1)
Gaming equipment and third-party gaming content licenses begin depreciating when they are available for customer use. Property and equipment and leased gaming equipment is depreciated as follows: Rental pool – deployed and undeployed, 2 to 4 years; Machinery and equipment, 5 to 7 years; Computer software, 3 to 5 years; Vehicles, 3 to 10 years; and Other, 3 to 7 years.

The Company recorded depreciation and amortization expense related to property and equipment and leased gaming equipment of $28.8 million, $33.7 million and $37.3 million for the years ended September 30, 2013, 2012 and 2011, respectively.

The Company periodically reviews the depreciable lives of its property and equipment and leased gaming equipment. During the first quarter 2013, the Company conducted such a review and analyzed the current age of leased gaming equipment on customers' floors, the current and historical replacement rate and the useful lives used for comparable assets by its competitors. Based on this review, the Company determined that two events occurred during the beginning of fiscal 2013 which prompted a change; first, the Company transitioned from a distributor to a manufacturer allowing it to better control the life cycles of its products, and, second, the beginning of fiscal year 2013 marked the three year anniversary of the deployment of the Company's proprietary wide-body cabinet. Therefore, the Company determined that a four year depreciable life on leased gaming equipment more accurately reflected the current age of leased gaming equipment on customer's floors, the current and historical replacement rate, and the useful lives used for comparable assets by its competitors. Accordingly, the Company increased the depreciable lives of leased gaming equipment, both proprietary and third party machines, to four years from three years, effective October 1, 2012. The effect of this change increased operating income by approximately $7.0 million and net income by $4.7 million, or $0.15 per diluted share for the year ended September 30, 2013.

In accordance with ASC Topic 360, “Property, Plant, and Equipment,” the Company (i) recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows; and (ii) measures an impairment loss as the difference between the carrying amount and fair value of the asset. During the year ended September 30, 2013, the Company did not experience a triggering event that would have caused an impairment analysis assessment.

During 2013, the Company sold $3.6 million of net book value related to the Company's proprietary units on trial or revenue share in our installed base. The majority of these sales were trial units that converted to a sale. In addition the Company disposed of, or wrote off $554,000 of net book value related to third-party gaming content licenses, installation costs, and other equipment.
During 2012, the Company sold $5.1 million of net book value related to the Company's proprietary units on trial or revenue share in our installed base. These included trial units that converted to a sale. In addition, the Company disposed of or wrote off $669,000 of net book value related to third-party gaming content licenses, installation costs, and other equipment.
During 2011, the Company sold $1.9 million of net book value related to the Company's proprietary units on trial or revenue share in our installed base. These included trial units that converted to a sale. In addition, the Company disposed of or wrote off $1.3 million of net book value related to third-party gaming content licenses, installation costs, and other equipment.
Leased gaming equipment consists of rental pool assets that are either placed under participation arrangements at customer facilities (rental pool – deployed) or warehoused by the Company for future deployment (rental pool – undeployed).

7.      INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following:

	September 30, 2013			September 30, 2012			Estimated Useful Lives
	(In thousands)
	Cost	Accum. Amort.	Net Book Value	Cost	Accum. Amort.	Net Book Value
Contract rights under development and placement fee agreements	$61,079	$(36,613)	$24,466	$58,694	$(28,143)	$30,551	1-7 years
Internally-developed gaming software	25,116	(15,270)	9,846	23,996	(17,423)	6,573	1-5 years
Patents and trademarks	5,972	(5,561)	411	5,875	(5,335)	540	1-5 years
Total intangible assets, net	$92,167	$(57,444)	$34,723	$88,565	$(50,901)	$37,664

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements or placement fees. The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the accompanying consolidated statements of operations and other comprehensive income.

Internally developed gaming software is accounted for under the provisions of ASC Topic 985 “Software” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally-developed games over a twelve month period, gaming engines over an eighteen month period, gaming systems over a three-year period, and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the years ended September 30, 2013, 2012, and 2011 amortization expense related to internally-developed gaming software was $5.8 million, $4.2 million and $3.2 million respectively. During fiscal 2013, 2012 and 2011, the Company wrote-off internally-developed gaming software of $72,000, $74,000 and $83,000, respectively.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No triggering events were identified for the year ended September 30, 2013.

Amortization expense, inclusive of accretion of contract rights, totaled $14.5 million, $12.3 million, and $10.9 million for the years ended September 30, 2013, 2012, and 2011 respectively. Annual estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amount
(In thousands)
2014	14,575
2015	8,660
2016	5,118
2017	2,150
2018	757
Total	$31,260

8.  VALUE ADDED TAX RECEIVABLE

The Company's value added tax (VAT) receivable is a receivable from the Mexican taxing authority primarily related to a value added tax levied on product shipments originating outside of Mexico. At September 30, 2013 and 2012, the Company’s VAT receivable was $2.9 million and $3.5 million, respectively.  The majority of the VAT receivable relates to equipment shipments that occurred in 2006 and 2007.
During initial operations within Mexico, the Company assumed that it would generate substantial future revenues, thus accumulating VAT payables within the country to offset against the initial and future VAT receivable balances. However, in 2009 the Company made the determination that such revenue generation would not occur at the levels necessary to offset its VAT receivable balances. Therefore, the Company proceeded to file initial refund requests for the 2006 and 2007 VAT receivable balances. This initial refund request prompted an audit by the Mexican taxing authorities and in 2010 the Company received rulings indicating that the Mexican taxing authority had challenged the registration of certain of the Company's transactions that generated a VAT receivable.  Although the Company has reserved for a portion of the contested amounts, it has formally challenged these rulings, and continues to believe it has the necessary evidence to fully recover the VAT receivable.
The VAT audit results also revealed that certain months contained no contested balances, while other months contained one or more contested balances. In fiscal years 2010 and 2011, the Company formally requested refunds for all months in which no contested balances arose from the audit, resulting in the receipt of approximately $3.6 million in refunds from those uncontested months. The Company's legal counsel suggested the Company wait to file on any portion of the contested months, until amounts were received from the uncontested months. In August 2012, the Company filed refund requests in the amount of $2.3 million for the remaining uncontested portions of 2006 and 2007. In November 2012, the Mexican taxing authority requested additional documentation which was supplied to them in December 2012. As of September 30, 2013, the Mexican taxing authority has again requested additional documentation from the Company for which the Company's legal counsel in Mexico is preparing. The Company intends to continue to vigorously pursue the collection of this receivable.
See the Notes to Consolidated Financial Statements; Note 11, "Termination of Mexico Operations" and Note 16, "Commitments and Contingencies."

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consisted of the following:

	September 30, 2013	September 30, 2012
	(In thousands)
Trade accounts payable	$9,215	$8,800
Accrued expenses	6,727	7,270
Accrued bonus and salaries	10,809	8,044
Accrued foreign tax payable	—	2,824
Marketing reserve	1,589	2,185
Other	789	1,069
Accounts payable and accrued liabilities	$29,129	$30,192

On February 1, 2012, the Company's shareholders approved a Long-Term Incentive Program (LTIP) for certain members of the Company's executive management team. The LTIP has a performance stock component and performance cash component. The performance cash component is based on the three year performance of the Company for the 2012, 2013 and 2014 fiscal years. Pursuant to the LTIP, if the Company meets certain cumulative revenue and earnings per share performance goals, then those members of the executive management team named in the LTIP will receive a cash award. The LTIP specifies a Minimum, Target and Maximum award amount based on the cumulative revenue and earnings per share total. As of September 30, 2013, the Company believes that the Maximum award amount will be earned based on historical financial results and projected revenue and earnings per share amounts for the remaining period covered by the LTIP. Therefore, the Company has accumulated approximately $3.3 million and $1.5 million in accrued bonuses for the performance cash component of the LTIP as of September 30, 2013 and 2012, respectively.

Separately from the VAT matter discussed in Note 8 above, during the fourth fiscal quarter of 2012, in response to appeals by one of the Company's Mexican subsidiaries to the Federal Court of Mexico, Multimedia Games de Mexico received additional rulings with respect to its outstanding federal tax audits for the tax years ending December 31, 2006 and 2007. These additional rulings confirmed the Mexico taxing authorities' original position with respect to the use of additional evidence and other documents by the Company to support the Company's claims. Based on these rulings, the Company believes that it was likely that the Mexico taxing authorities would be successful in assessing the Company an amount for these audits; therefore, the Company established a $2.8 million reserve in the fourth quarter of 2012 based on its best estimates of a potential final assessment. During the current period, the Company decided not to further appeal these decisions and has instead filed a request for tax amnesty for these income tax proceedings under a program formalized by the Mexico taxing authorities in 2013 for the 2006 and 2007 tax years. The tax amnesty program for the 2006 tax year includes partial forgiveness of taxes, and total or partial forgiveness of penalties and interest and the tax amnesty program from the 2007 year includes the total or partial forgiveness of penalties and/or interest on taxes due.

In conjunction with the tax amnesty program, Multimedia Games de Mexico paid approximately $2,300 and $2.0 million for the 2006 and 2007 tax years, respectively, to settle the tax matters. On July 26, 2013, Multimedia Games de Mexico received a response from the taxing authorities and the taxing authorities have confirmed that there is no longer a tax contingency for 2006. On August 28, 2013, Multimedia Games de Mexico received a response from the taxing authorities and the taxing authorities have confirmed that there is no longer a tax contingency for 2007. Therefore, as of September 30, 2013, no reserve was maintained by the Company for these tax matters.
10.      CREDIT AGREEMENT AND LONG-TERM DEBT

The Company’s Credit Agreement, long-term debt consisted of the following:

	September 30, 2013	September 30, 2012
	(In thousands)
Term loan facility	$29,600	$33,300
Less: current portion of long-term debt	(3,700)	(3,700)
Long-term debt, less current portion	$25,900	$29,600

On August 3, 2011, the Company entered into an amended and restated credit agreement with Comerica Bank in its capacity as administrative agent and lead arranger and Wells Fargo Bank, N.A., as syndication agent (the "Credit Agreement") to provide the Company a $74.0 million credit facility which replaced its previous credit facility with Comerica Bank in its entirety. The Credit Agreement consists of three facilities: an approximately $20.6 million revolving credit facility, a $37.0 million term loan, and an approximately $16.4 million draw-to term loan. The Credit Agreement, and advances made thereunder, mature on August 3, 2016. The term loan is amortized on a straight-line basis over a ten-year period, payable in equal quarterly installments of $925,000. The revolving credit facility and the draw-to term loan provide the Company the ability to finance development and placement agreements, acquisitions, and working capital for general corporate purposes. As of September 30, 2013, $29.6 million was outstanding on the term loan which bore interest at 2.94%. No amounts were outstanding on the revolving credit facility or the draw-to term loan, and each facility had approximately $20.6 million and $16.4 million, respectively, available for borrowings as of September 30, 2013. The Company has the ability to draw on the draw-to term loan until February 3, 2014 and on the revolving credit facility until the maturity of the Credit Agreement on August 3, 2016. Availability under the Credit Agreement is reduced for a $3.5 million outstanding letter of credit.

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

The Credit Agreement is collateralized by substantially all of the Company’s assets. The Company is subject to two primary financial covenants: a total leverage ratio and a fixed charge coverage ratio. The total leverage ratio is calculated as total net funded debt to EBITDA (which is defined in the Credit Agreement as net income before interest expense, tax expense, depreciation and amortization expense, stock compensation expense and any extraordinary, unusual or non-cash non-recurring expenses up to $7.5 million for any trailing twelve month period, less any non-cash income items, including income tax credits, and any extraordinary income or gains). Total net funded debt is defined as total funded debt of the Company less unrestricted cash in excess of $10.0 million. The Company is required to maintain a total leverage ratio of 1.5 to 1.0.

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

The Company's Credit Agreement contains a Restricted Payments covenant that place restrictions on the Company's ability to declare or make any distributions, dividend, payment or other distribution on account of the Company's equity interests, subject to certain exceptions, including the payment of cash dividends, so long as pro forma for the payment of such dividends the Company is in compliance with the Credit Agreement's total leverage ratio and fixed charge coverage ratio financial covenants and no default or Event of Default has occurred and is continuing or would result in connection with such dividend.

As of September 30, 2013, the Company was in compliance with all loan covenants.

11.    TERMINATION OF MEXICO OPERATIONS

In December 2012, the Company entered into an agreement with its primary customer in Mexico to sell all of the customer's leased electronic gaming machines. As part of the sale price, the Company also agreed to sell 100 additional machines to be used for spare parts, as well as certain spare components and other items from its warehouse stock. The sale of the machines represents the effective termination of the Company's operations in Mexico. As such, the majority of the Company's employees in Mexico were terminated in December 2012. The net sale of the machines was in the amount of $1.0 million and charges for severance costs, office and warehouse expenses, fixed asset write-offs and other expected expenses were accrued in the amount of $741,000. In addition, the Company recognized all foreign currency translation adjustments through December 31, 2012 which resulted in a charge of $329,000. Due to the immaterial amount of the transaction, the Company recorded the net impact of the sale and expected closing costs of the Mexico operations as part of selling, general and administrative expenses.
Due to the immaterial nature of the Company's Mexico operations, the Company is not reporting the termination of the Mexico operations as a discontinued operation for reporting purposes. For the years ended September 30, 2013 and 2012, the Mexico operations represented 1.2% and 2.1%, respectively, of total assets; less than 1% and 1.4%, respectively, of total revenue; and 1.3% and 2.2%, respectively, of net income for each period.
12. LEASES

The Company leases its corporate offices, warehouses and certain office equipment under noncancelable operating leases.

A schedule of future minimum rental payments required under noncancelable operating leases is as follows:

Year	Operating Lease Payments
(In thousands)
2014	$2,043
2015	$2,045
2016	$1,305
2017	$222
2018	$20
thereafter	$—
Total Minimum Lease Payments	$5,635

Rent expense during 2013, 2012 and 2011, and amounted to $1.9 million, $2.0 million and $2.2 million, respectively.

13. INCOME TAXES

The provision for income tax (expense) benefit consisted of the following for the years ended September 30, 2013, 2012 and 2011:

	Year ended September 30,
	2013	2012	2011
	(In thousands)
Current:
Federal	$(10,350)	$176	$(268)
State	(897)	87	(96)
Foreign	1,076	(1,732)	(338)
	(10,171)	(1,469)	(702)
Deferred:
Federal	(5,807)	3,652	—
State	(431)	271	—
Foreign	(424)	423	—
	(6,662)	4,346	—
Income tax (expense) benefit	$(16,833)	$2,877	$(702)

The effective income tax rates differ from the statutory U.S. federal income tax rates as follows for the years ended September 30, 2013, 2012, and 2011:

	2013	2012	2011
Federal income tax expense at statutory rate	35%	35%	35%
State income tax expense, net of federal benefit	1.6%	(0.6)%	4.7%
Foreign income tax expense, net of federal benefit	(0.4)%	—%	4.2%
Change in valuation allowance	—%	(47.9)%	(32.9)%
Other, net	(3.7)%	2.1%	—%
Provision (benefit) for income taxes	32.5%	(11.4)%	11%

The “other, net” category above captures the impact of several tax expense items, including research and development tax credits, changes in reserves for uncertain tax positions, and the true-up of the Company's income tax accounts.

The Company did not have a valuation allowance on deferred tax assets recorded as of September 30, 2013 and 2012.

Income before income taxes consisted of (in thousands):

	Year ended September 30,
	2013	2012	2011
	(in thousands)
United States	$52,293	$26,918	$5,445
Non-U.S.	(526)	(1,621)	934
	$51,767	$25,297	$6,379

Differences between the book value and the tax basis of the Company’s assets and liabilities at September 30, 2013 and 2012 result in deferred tax assets and liabilities are as follows:

	Year ended September 30,
	2013	2012
	(In thousands)
Deferred tax asset – current:
Allowance for doubtful accounts	$395	$372
Inventory reserve	270	301
Accruals not currently deductible for tax purposes	3,288	3,756
Deferred revenue	338	730
Net Operating Loss Carryforwards and Credits	3,527	3,089
Current deferred tax asset	7,818	8,248
Valuation allowance	—	—
Current deferred tax asset, net	7,818	8,248
Noncurrent deferred tax asset:
Stock compensation expense	1,460	1,281
Net Operating Loss Carryforwards and Credits	—	166
Accruals not currently deductible for tax purposes	1,230	971
Noncurrent deferred tax asset, net	2,690	2,418
Valuation allowance	—	—
Noncurrent deferred tax asset, net	2,690	2,418
Deferred tax asset	$10,508	$10,666

Noncurrent deferred tax liability
Property and equipment, leased gaming equipment and intangible assets, due principally to depreciation and amortization differences	$(12,824)	$(6,320)
Noncurrent deferred tax liability, net	(12,824)	(6,320)

Deferred Tax Asset/(Liability)	$(2,316)	$4,346

As of September 30, 2013, the Company had no federal net operating loss carryforwards, tax affected state net operating loss carryforwards of $720,000, a federal research and development credit carryforward of approximately $1.5 million, and a federal alternative minimum tax credit carryforward of approximately $1.3 million. The net operating losses will begin to expire in varying amounts in 2031 if not utilized. The federal research and development credit will begin to expire in varying amounts in 2029 if not utilized. During the fiscal 2013 the Company utilized $5.9 million of gross federal net operating loss carryforwards which had no effect on our income tax expense, as these carryforwards were the result of excess tax benefits associated with certain stock option exercises and the benefit was recorded directly to equity.
For 2013, 2012, and 2011, the Company recorded net reductions of $10.4 million, $555,000, and $0 respectively, of its federal and state income tax liability due to the effects of stock compensation.
The management team considered the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. As a result of this analysis, we believe that in the U.S. jurisdiction, as of September 30, 2013, the objective and verifiable evidence of our historical pretax net income, coupled with sustained taxable income and projected future earnings outweighs any negative evidence. Therefore, we determined that it is more likely than not that we will realize the benefits associated with our deferred tax assets in the U.S. jurisdiction. As a result, no valuation allowance has been recorded against our U.S. deferred tax assets at September 30, 2013. In Mexico, the company continues to experience tax losses and therefore management determined that it is not more likely than not that the future benefit associated with all of the Company's existing deductible temporary differences and carryforwards in Mexico will be realized. As a result, the Company has maintained a full valuation allowance against all of its remaining Mexican deferred tax assets.

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
The Company paid taxes of $4.1 million, $525,000 and $325,000 in 2013, 2012 and 2011, respectively; and received refunds of $1.1 million, and $18.8 million in 2012 and 2011, respectively.
In fiscal 2013, the Company conducted operations in Mexico through a subsidiary treated as a disregarded entity for U.S. income tax purposes. Accordingly, income or losses are taxed or benefited, as appropriate, in the Company's U.S. tax provision. At present, Company management determined that it is more likely than not that the Mexican operations cannot benefit from past losses, from a Mexican tax perspective. Accordingly, a full valuation allowance has been recorded against the deferred tax asset related to the Mexican net operating loss. The effect on the total income tax expense is deemed immaterial.
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

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended September 30,:

	2013	2012	2011
	(in thousands)
Unrecognized tax benefit – October 1,	$786	$637	$320
Gross increases – tax positions in prior period	—	786	637
Gross decreases – tax positions in prior period	—	(637)	—
Gross increases – tax positions in current period	—	—	—
Settlements	(786)	—	(320)
Lapse of statute of limitations	—	—	—
Unrecognized tax benefit – September 30,	$—	$786	$637

There are no tax benefits that would affect the effective tax rate in the balance of unrecognized tax benefits at September 30, 2013, 2012 and 2011.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company had accrued interest and penalties of $0, $851,000, and $216,000 as of September 30, 2013, 2012 and 2011, respectively.

The Internal Revenue Service has concluded all phases of the examination for the tax years ended September 30, 2006, 2007, 2008, 2009 and 2010. The Company is subject to taxation in the United States, including various state jurisdictions, and Mexico. With few exceptions, the Company is no longer subject to U.S. federal and state examinations for the tax years ending prior to September 30, 2010 and 2009, respectively.

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

	2013	2012	2011
Net income available to common shareholders (in thousands)	$34,934	$28,174	$5,677
Weighted average common shares outstanding	28,929,177	27,806,840	28,105,824
Effect of dilutive securities:
Stock options and restricted shares	1,747,510	1,454,508	580,431
Weighted average common and potential shares outstanding	30,676,687	29,261,348	28,686,255
Basic income per share	$1.21	$1.01	$0.20
Diluted income per share	$1.14	$0.96	$0.20

In the years ended September 30, 2013, 2012 and 2011 options to purchase approximately 10,733, 531,677 and 3.6 million shares of common stock were not included in the computation of dilutive income per share, due to their antidilutive effect.

15. STOCKHOLDERS' EQUITY

Preferred Stock
During fiscal 1995, the Company amended its articles of incorporation to provide for the issuance of up to 2,000,000 shares of Preferred Stock in such series and with such rights and preferences as may be approved by the Board of Directors. In January 1995, the Board of Directors approved a Series A Preferred Stock, which is cumulative, voting and convertible. In October 1998, the Board of Directors authorized 200,000 shares of Series B Junior Participating Preferred Stock, which is cumulative and voting. As of September 30, 2013 and 2012, there were no shares of Series A Preferred Stock or Series B Junior Participating Preferred Stock outstanding.

Treasury Stock
In November 2012, our Board of Directors approved a plan to repurchase up to $40 million of our outstanding common stock over a three-year period. The new share repurchase authorization replaces a $15 million repurchase authorization that was due to expire in December 2013 and which had approximately $3.1 million of repurchase authorization remaining. During 2013, the Company purchased 303,602 shares of its common stock for approximately $4.8 million at an average cost of $15.92 per share, exclusive of broker fees. From the inception of the program in December 2010 through September 30, 2013, the Company has purchased approximately 2.5 million shares of its common stock for $16.7 million at an average cost of $6.63 per share, exclusive of broker fees. At September 30, 2013, approximately $35.2 million remained on the repurchase authorization. Pursuant to the authorization, the Company may purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance with Company policies and applicable securities laws. In addition, the Company has established a 10b5-1 plan, pursuant to which some of the purchases could be made from time to time in the open market, subject to certain pricing parameters. The actual number of shares to be purchased, if any, will depend upon market conditions, and purchases are subject to the restrictions in the Company's Credit Agreement.  Any shares purchased will be held in the Company’s treasury for possible future use.

Stock Option Plan
Stock options are currently awarded under the Multimedia Games Holding Company, Inc. 2012 Equity Incentive Plan, which was adopted by the Company's shareholders on February 1, 2012. Shareholders approved the issuance of 1,900,000 shares pursuant to the 2012 Equity Incentive Plan. The number of common shares available for issuance from the 2012 Equity Incentive Plan as of September 30, 2013 is 1,097,439. The Company previously maintained the 1996 Stock Incentive Plan, the 1998 Senior Executive Stock Option Plan, the Ad Hoc Option Plan, the 2000 Stock Option Plan, the 2001 Stock Option Plan, the 2002 Stock Option Plan, the 2003 Outside Director Stock Option Plan, the 2008 Employment Inducement Award Plan, and the Consolidated Equity Incentive

Award Plan, each of which were approved by the Company's shareholders except the 2008 Employment Inducement Award Plan and the Ad Hoc Option Plan.

Nonqualified stock options are granted to the Company’s directors and nonqualified and incentive stock options have been granted to the Company’s officers and employees. Options granted to its officers and employees generally vest over four years and expire seven years from the date of grant. The Company expects to continue to issue stock options to new employees as they are hired, as well as to current employees as incentives from time to time. In addition, the Company expects to award continued service to the Company with other types of equity, such as restricted stock awards and restricted stock units. The Company issues new shares to satisfy stock option exercises under the plans.

For the year ended September 30, 2013, the activity relating to stock option issuances under the stock option plans is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Stock Options Outstanding October 1, 2011	4,769,401	5.22	4.62	$1.8
Granted	1,145,500	6.98
Exercised	(1,737,996)	5.02
Forfeited	(305,275)	6.42
Stock Options Outstanding September 30, 2012	3,871,630	5.72	4.67	$38.9
Granted	102,600	28.22
Exercised	(1,427,673)	6.43
Forfeited	(44,463)	6.79
Stock Options Outstanding September 30, 2013	2,502,094	6.22	4.29	$71.1

Stock Options Exercisable September 30, 2012	1,798,665	$6.03	3.75	$17.6
Stock Options Exercisable September 30, 2013	1,342,867	$4.89	3.70	$39.8

For the years ended September 30, 2013, 2012 and 2011, other information pertaining to stock options was as follows:

	2013	2012	2011
Weighted-average per share grant-date fair value of stock options granted	$14.43	$3.55	$2.36
Total intrinsic value of options exercised (in millions)	$39.8	$17.6	$1.0
Total grant-date fair value of stock options vested during the year (in millions)	$0.3	$2.2	$2.0

A summary of the status of the Company’s nonvested restricted stock awards and restricted stock units as of September 30, 2013 and changes during the year then ended is as follows:

Restricted Stock Awards	Number of Awards	Weighted- Average Grant-Date Fair Value
Nonvested at September 30, 2012	48,000	10.16
Granted	—	—
Vested	(48,000)	10.16
Forfeited	—	—
Nonvested at September 30, 2013	—	—

Restricted Stock Units	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at September 30, 2012	120,000	15.58
Granted	264,950	24.56
Vested	(31,250)
Forfeited	(6,750)
Nonvested at September 30, 2013	346,950

Cash received from option exercises under all share-based payment arrangements for the years ended September 30, 2013, 2012, and 2011 was $9.2 million, $8.7 million and $3.9 million. For the years ended September 30, 2013, 2012, and 2011, the Company recorded net reductions of $10.4 million, $555,000, and $0, respectively, of its federal and state income tax liability, with an offsetting credit to additional paid-in capital resulting from the excess tax benefits of stock options.

As of September 30, 2013, there was $9.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.85 years. This estimate is subject to change based upon a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, cancellations and the issuance of new options.

Long-Term Incentive Program
On February 1, 2012, the Company's shareholders approved a Long-Term Incentive Program (LTIP) for certain members of the Company's executive management team. The LTIP has a performance stock component and performance cash component (see further discussion of the cash component in Footnote 9, "Accounts Payable and Accrued Liabilities"). The performance stock component is based on the price of the Company's common stock at the end of the performance period, October 1, 2011 to September 30, 2014. The LTIP states that should the Company's common stock reach certain specified Trigger Prices measured over the last three months of the performance period the named executive management team members will receive the performance stock awards. The Company obtained a third party valuation of these awards in order to record the appropriate level of compensation expense associated with the issuance of the plan and the risk associated with the stock price volatility, employee attrition, among other variables. Based on the valuation analysis the Company has recorded approximately $477,400 and $651,000 during the years ended September 30, 2013 and 2012, respectively, in stock compensation for the performance stock component of the LTIP. The remaining unamortized portion of the performance stock component of the LTIP is $564,000 as of September 30, 2013.

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

Dollie Williams, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010, in the United States District Court for the Middle District of Alabama, Eastern Division, against the Company and others. The plaintiffs, who claim to have been patrons of VictoryLand, allege that the Company participated in gambling operations that violated Alabama state law by supplying to VictoryLand purportedly unlawful electronic bingo machines played by the plaintiffs and seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint under Ala. Code Sec. 8-1-150(A). The plaintiffs have requested that the court certify the action as a class action. On March 16, 2012, Walter Bussey and two other named plaintiffs were voluntarily dismissed. On March 29, 2013, the court entered an order granting the plaintiffs' motion for class certification. On April 12, 2013, the defendants jointly filed a petition with the Eleventh Circuit Court of Appeals seeking permission to appeal the court's ruling on class certification. On June 18, 2013, the Eleventh Circuit Court of Appeals entered an order granting the petition to appeal. The Company's appellate briefing was concluded on Oct. 2, 2013 and it awaits a ruling from the Eleventh Circuit Court of Appeals. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, the Company is unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences for the Company in other jurisdictions.

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
For the 2007 tax year, on November 19, 2010, Multimedia Games de Mexico filed before the South Legal Matters Local Administration for the Federal District of the Tax Administration Service an administrative appeal against the resolutions set forth by the South Auditing Local Administration for the Federal District of the Tax Administration Service in ruling number 500-74-02-04-03-2010-9403, which assessed an income and value added tax deficiency of approximately $14.7 million to

Multimedia Games de Mexico for the 2007 tax year. In ruling number 600-27-00-02-00-2011 MAIB - 13370, issued by the South Legal Matters Local Administration for the Federal District of the Tax Administration Service, the Mexico taxing authorities ruled on the appeal and reduced the total amount assessed for the 2007 year to approximately $2.9 million. On December 14, 2011, Multimedia Games de Mexico filed before the Federal Tribunal of Fiscal and Administrative Justice (Tax Court) a lawsuit against the remaining $2.9 million assessment for 2007. The lawsuit was remitted to the Eleventh Regional Metropolitan Division of the Federal Tribunal of Fiscal and Administrative Matters (Tax Court), and was registered under docket number 31987/11-17-11-8. In January 2012, a bond of $2.9 million, using a $3.5 million standby letter of credit issued under the Company's domestic credit facility, was provided to the North Collecting Local Administration for the Federal District of the Tax Administration Service as collateral for the potential assessment based on the taxing authorities' current estimate of the tax due. The Tax Court reviewed the evidence and on September 19, 2012 issued its decision upholding the previous ruling against Multimedia Games de Mexico.  On October 31, 2012, Multimedia Games de Mexico filed an appeal with the Federal Court of Mexico which has since been withdrawn since Multimedia Games de Mexico has applied for the tax amnesty program applicable for the 2007 tax year, which includes the total or partial forgiveness of penalties and/or interest on taxes due, and has paid approximately $2.0 million to settle the entire $2.9 million tax assessment for the 2007 year. On August 28, 2013, Multimedia Games de Mexico received a response from the taxing authorities and the taxing authorities have confirmed that there is no longer a tax contingency for 2007. Multimedia Games de Mexico did not admit liability by entering into the settlement.

17. CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash in bank deposit accounts which at times may exceed the federal depository insurance limits. At September 30, 2013 and 2012, the Company had concentrations of cash in one bank totaling approximately $97 million and $69 million, respectively. The Company reviews the credit worthiness of all of the financial institutions it does business with and has not experienced any losses on such accounts in the past.

Accounts receivable represent short-term credit granted to customers for which collateral is generally not required. As of September 30, 2013 and 2012, approximately 68% and 82%, respectively, of the Company’s accounts receivable were from Native American tribes or their gaming enterprises.

In addition, a large percentage of these tribes have their reservations and gaming operations in the state of Oklahoma.  Despite the industry and geographic concentrations related to the Company’s customers, due to the historical experience of the Company on receivable collections, management considers credit risk to be minimal with respect to accounts receivable. At September 30, 2013 and 2012, the following concentrations existed in the Company’s accounts receivable, as a percentage of total accounts receivable:

	September 30,
	2013	2012
Customer A	7%	12%

For the years ended September 30, 2013, 2012 and 2011, the following customers accounted for more than 10% of the Company’s total revenues (net of accretion):

	September 30,
	2013	2012	2011
Customer A	23%	30%	36%
Customer B	10%	11%	8%

Approximately 33%, 40% and 49% of the Company’s total revenues (net of accretion) for the years ended September 30, 2013, 2012 and 2011, respectively, were from tribes located in Oklahoma.

While the Company believes that its relationships with all of its customers are good, the loss of any of these customers would have a material and adverse effect upon its financial condition and results of operations and cash flows.

Notes receivable consist of financial instruments issued by customers for the purchase of player terminals and licenses, and amounts generated from reimbursable amounts advanced under development agreements, generally at prevailing interest rates at the time of issuance. All of the Company’s notes receivable are from Native American tribes or their gaming enterprises. At September 30, 2013 and 2012 one customer represented approximately 100% and 93%, respectively, of the notes receivable balance.

18.  SUPPLEMENTAL CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters Ended
	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013
	(In thousands, except per-share amounts)
Total revenues	$44,302	$46,571	$48,105	$50,388
Operating income	$11,443	$13,921	$13,975	$13,043
Income before taxes	$11,327	$13,795	$13,783	$12,862
Net income	$7,113	$9,343	$8,449	$10,029
Diluted earnings per share	$0.24	$0.31	$0.28	$0.32
Weighted average common shares outstanding, diluted	30,017	30,348	30,710	30,936

	Quarters Ended
	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012
	(In thousands, except per-share amounts)
Total revenues	$34,795	$39,532	$40,464	$41,385
Operating income (loss)	$3,795	$6,668	$7,733	$5,895
Income (loss) before taxes	$4,795	$6,999	$7,701	$5,802
Net income (loss)	$5,782	$6,818	$7,249	$8,325
Diluted earnings (loss) per share	$0.21	$0.24	$0.25	$0.28
Weighted average common shares outstanding, diluted	28,109	28,655	29,275	29,828

During the fourth fiscal quarter of 2012, in response to appeals by the Company's Mexican subsidiary to the Federal Court of Mexico, the Company's Mexican subsidiary received additional rulings with respect to outstanding federal tax audits for the tax year ending December 31, 2006 and 2007. As a result, the Company established a $2.8 million reserve based on its best estimates of a potential final assessment. The total reserve recorded includes both income and non-income based taxes.  An estimated $1.6 million is associated with income based taxes, and therefore has been accounted for as an uncertain tax position in accordance with ASC 740. These reserves were released during fiscal 2013 as the tax issues were resolved.

On a quarterly basis the Company analyzes the likelihood of realizing the future benefits associated with the Company's existing deductible temporary differences and carryforwards. As a result of this analysis, in the US jurisdiction, the objective and verifiable evidence of our historical pretax net income (three year cumulative book net income was achieved during the fourth fiscal quarter of 2012), coupled with sustained taxable income and projected future earnings outweighs the negative evidence of our previous year losses. Therefore, as of September 30, 2012, the Company determined that it is more likely than not that we will realize the benefits associated with our deferred tax assets in the US jurisdiction. As a result, the Company decreased its valuation allowance by approximately $12.7 million such that no valuation allowance has been recorded against U.S. deferred tax assets at September 30, 2012. Also see, footnote 13, "Income Taxes".

19.      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date the financial statements were issued, and determined that no events, other than those disclosed within the footnotes hereto, have occurred subsequent to September 30, 2013 that warrant additional disclosure or accounting considerations.

MULTIMEDIA GAMES HOLDING COMPANY, INC.

Schedule II – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Balance at Beginning of Period	(Recoveries)/ Additions	Deductions	Balance at End of Period
	(In thousands)
Year Ended September 30, 2013	$266	$76	$—	$342
Year Ended September 30, 2012	$400	$(100)	$34	$266
Year Ended September 30, 2011	$614	$(156)	$58	$400

Valuation Allowance on Deferred Tax Assets

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(In thousands)
Year Ended September 30, 2013	$—	$—	$—	$—
Year Ended September 30, 2012	$12,651	$—	$12,651	$—
Year Ended September 30, 2011	$14,752	$—	$2,101	$12,651

Value Added Tax Allowance

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(In thousands)
Year Ended September 30, 2013	$722	$—	$15	$707
Year Ended September 30, 2012 (1)	$817	$37	$132	$722
Year Ended September 30, 2011 (2)	$880	$—	$63	$817

(1) Additions in 2012 were due to foreign currency changes.
(2) Deductions in 2011 were due to foreign currency changes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 14, 2013	Multimedia Games Holding Company, Inc.

		By:	/s/ Adam Chibib
Adam Chibib
Chief Financial Officer
(Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PATRICK J. RAMSEY	President, Chief Executive Officer and Director	November 14, 2013
Patrick J. Ramsey	(Principal Executive Officer)

/s/ ADAM CHIBIB	Chief Financial Officer	November 14, 2013
Adam Chibib	(Principal Financial Officer and Principal Accounting Officer)

/s/ STEPHEN J. GREATHOUSE	Chairman of the Board and Director	November 14, 2013
Stephen J. Greathouse

/s/ NEIL E. JENKINS	Director	November 14, 2013
Neil E. Jenkins

/s/ MICHAEL J. MAPLES	Director	November 14, 2013
Michael J. Maples

/s/ JUSTIN A. ORLANDO	Director	November 14, 2013
Justin A. Orlando

/s/ ROBERT D. REPASS	Director	November 14, 2013
Robert D. Repass

EXHIBIT INDEX

		Incorporated by reference herein
EXHIBIT NO.	DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE	Filed/Furnished Herewith
3.1	Amended and Restated Articles of Incorporation	10-QSB	000-28318	3.1	5/15/1997
3.2	Amendment to Articles of Incorporation	10-Q	001-14551	3.2	2/17/2004
3.3	Amendment to Articles of Incorporation	8-K	000-28318	3.1	4/5/2011
3.4	Sixth Amended and Restated Bylaws	8-K	000-28318	3.1	9/14/2012
10.1†	2012 Equity Incentive Plan	8-K	000-28318	10.1	2/7/2012
10.2†	2000 Stock Option Plan	S-8	333-51072	4.1	12/1/2000
10.3†	2001 Stock Option Plan	S-8	333-100611	4.1	10/18/2002
10.4†	2002 Stock Option Plan	10-Q	001-14551	10.13	5/15/2003
10.5†	2003 Outside Director Stock Option Plan	DEF14A	001-14551	Appendix B	1/6/2004
10.6†	2008 Employment Inducement Award Plan	10-K	000-28318	10.13	12/15/2008
10.7†	Consolidated Equity Incentive Plan	8-K	000-28318	10.1	3/26/2010
10.8†	Form of Indemnification Agreement	8-K	000-28318	10.1	6/4/2008
10.9†	Amended and Restated Executive Employment Agreement, dated as of September 19, 2010, by and between the Company and Patrick Ramsey	8-K	000-28318	10.1	9/20/2010
10.10†	Amended and Restated Employment Agreement, dated as of October 31, 2010, between the Company and Adam Chibib	8-K	000-28318	10.1	11/2/2010
10.11†	Agreement, dated as of October 10, 2012, between the Company and Jerome R. Smith	10-K	000-28318	10.14	11/15/2012
10.12†	Employment Agreement, dated as of January 12, 2009, between the Company and Mick Roemer	10-Q	000-28318	10.2	5/8/2009
10.13†	First Amendment to Executive Employment Agreement, dated as of December 30, 2010, between the Company and Mick Roemer	8-K	000-28318	10.2	1/5/2011
10.14†	Second Amendment to Executive Employment Agreement with Mick Roemer, dated November 5, 2013					*
10.15†	Amended and Restated Employment Agreement, dated as of October 31, 2010, between the Company and Joaquin J. Aviles	10-K	000-28318	10.21	11/17/2011
10.16†	Form of Option Agreement (Executive)	10-K	000-28318	10.15	11/15/2012
10.17†	Form of Option Agreement (Director)	10-K	000-28318	10.16	11/15/2012
10.18†	Form of Restricted Stock Agreement (Executive)	10-K	000-28318	10.17	11/15/2012

10.19†	Form of Restricted Stock Agreement (Director)	10-K	000-28318	10.18	11/15/2012
10.20†	Form of Restricted Stock Unit Agreement (Executive)	10-K	000-28318	10.19	11/15/2012
10.21†	Form of Restricted Stock Unit Agreement (Director)	10-K	000-28318	10.20	11/15/2012
10.22	Amended and Restated Credit Agreement by and among Multimedia Games, Inc., MGAM Systems, Inc., Comerica Bank, in its capacity as administrative agent and lead arranger, and Wells Fargo Bank, N.A., as syndication agent, dated as of August 3, 2011	8-K	000-28318	10.1	8/3/2011
10.23	Amended and Restated Guaranty by MegaBingo International, LLC, Multimedia Games Holding Company, Inc., and MGAM Technologies, LLC, dated as of August 3, 2011	8-K	000-28318	10.2	8/3/2011
10.24	Amended and Restated Security Agreement by and among Multimedia Games, Inc., MGAM Systems, Inc., and Comerica Bank, dated as of August 3, 2011	8-K	000-28318	10.3	8/3/2011
10.25	Amendment No.1 to Amended and Restated Credit Agreement by and among Multimedia Games, Inc., MGAM Systems, Inc., Comerica Bank, in its capacity as administrative agent and lead arranger, and Wells Fargo Bank, N.A., as syndication agent, dated as of September 21, 2012	8-K	000-28318	10.1	9/24/2012
10.26	Amendment No. 1 to Amended and Restated Security Agreement by and among Multimedia Games, Inc., MGAM Systems, Inc., and Comerica Bank, dated as of September 21, 2012	8-K	000-28318	10.2	9/24/2012
10.27†	Executive Employment Agreement with Todd McTavish, dated December 12, 2012	8-K	000-28318	10.1	1/2/2013
21.1	Subsidiaries of registrant					*
23.1	Consent of BDO USA, LLP					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Calculation Linkbase Document					*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.