Form 10-Q
period 2013-12-31
MULTIMEDIA GAMES HOLDING COMPANY, INC.
filed 2014-01-30
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013
OR

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

As of January 27, 2014, there were 29,597,874 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

FORWARD LOOKING STATEMENTS

Multimedia Games Holding Company, Inc. and its subsidiaries (referred to as the “Company,” “we,” “us,” “our” or "Multimedia Games") has made forward-looking statements in this Quarterly Report on Form 10-Q that are subject to risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future actions, operating results, liquidity, capital expenditures, cash management and financial discipline, product, system and platform development and enhancements, customer and strategic relationships with third parties, strategies, initiatives, legal and regulatory uncertainties, including outcomes of litigation, the effects of such outcomes upon our business, changes in existing laws and regulations or in the interpretation of such laws and regulations, entry into new markets or jurisdictions, the obtaining of new licenses, or any other statements that are not historical facts. The forward-looking statements may be preceded by, followed by or include the words “may,” “might,” “will,” “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate,” “continue,” or the negative or other variations thereof or comparable terminology that convey the uncertainty of future events or outcomes. All forward-looking statements are based on current expectations and projections of future events. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Forward-looking statements are not guarantees of performance. You should understand that the factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Actual results could differ materially from those stated or implied by our forward-looking statements, due to risks and uncertainties associated with our business or under different assumptions or conditions. You should not place undue reliance on any of these forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1.        FINANCIAL STATEMENTS

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and September 30, 2013
(In thousands, except shares)

	December 31, 2013	September 30, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$112,464	$102,632
Accounts receivable, net of allowance for doubtful accounts of $342 and $342, respectively	32,869	26,566
Inventory	10,913	12,429
Notes receivable, current	2,839	2,093
Deferred tax asset	7,818	7,818
Prepaid expenses and other	2,710	2,423
Federal and state income tax receivable	57	2,855
Total current assets	169,670	156,816
Property and equipment and leased gaming equipment, net	79,124	77,458
Intangible assets, net	33,256	34,723
Notes receivable - non-current	4,115	4,841
Deferred tax asset - non current	2,690	2,690
Value added tax receivable, net of allowance of $707 and $707, respectively	2,884	2,862
Other assets	1,865	2,135
Total assets	$293,604	$281,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,700	$3,700
Accounts payable and accrued liabilities	29,687	29,129
Deferred revenue	665	520
Total current liabilities	34,052	33,349
Long-term debt, less current portion	24,975	25,900
Long-term deferred tax liability	12,824	12,824
Other long-term liabilities	487	511
Total liabilities	72,338	72,584
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 38,090,707 and 37,802,950 shares issued, and 29,598,548 and 29,386,870 shares outstanding, respectively	381	378
Additional paid-in capital	136,241	131,232
Treasury stock, 8,492,159 and 8,416,080 common shares at cost, respectively	(69,116)	(66,886)
Retained earnings	153,760	144,217
Total stockholders’ equity	221,266	208,941
Total liabilities and stockholders’ equity	$293,604	$281,525

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
For the Three Months Ended December 31, 2013 and 2012
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	December 31, 2013	December 31, 2012
REVENUES:
Gaming operations	$33,608	$29,974
Gaming equipment and system sales	24,891	14,004
Other	660	324
Total revenues	59,159	44,302
OPERATING COSTS AND EXPENSES:
Cost of gaming operations revenue(1)	3,850	3,274
Cost of equipment and system sales	11,825	6,185
Selling, general and administrative expenses	13,718	11,343
Research and development	4,308	4,093
Amortization and depreciation	10,436	7,964
Total operating costs and expenses	44,137	32,859
Operating income	15,022	11,443
OTHER INCOME (EXPENSE):
Interest income	91	170
Interest expense	(258)	(296)
Other income (expense)	15	10
Income before income taxes	14,870	11,327
Income tax expense	(5,327)	(4,214)
Net income	$9,543	$7,113

Basic income per common share	$0.32	$0.25
Diluted income per common share	$0.31	$0.24

Other comprehensive income:
Foreign Currency translation adjustments	—	329
Comprehensive income	$9,543	$7,442

Shares used in net income per common share:
Basic	29,618	28,330
Diluted	31,047	30,017
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

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2013 and 2012
(In thousands)
(Unaudited)

	Three Months Ended
	December 31, 2013	December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,543	$7,113
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and depreciation	10,436	7,964
Accretion of contract rights	2,415	1,953
Share-based compensation	1,270	860
Other non-cash items	(15)	1,175
Interest income from imputed interest	(55)	(146)
Changes in operating assets and liabilities	1,254	(3,479)
Tax benefit from exercise of stock options	(2,521)	(872)
NET CASH PROVIDED BY OPERATING ACTIVITIES	22,327	14,568

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(10,414)	(12,654)
Acquisition of intangible assets	(2,725)	(2,066)
Advances under development and placement fee agreements	—	(3,262)
Repayments under development agreements	57	3,607
NET CASH USED IN INVESTING ACTIVITIES	(13,082)	(14,375)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,221	1,425
Tax benefit from exercise of stock options	2,521	872
Principal payments of long term debt	(925)	(925)
Purchase of treasury stock	(2,230)	(2,025)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	587	(653)

Net increase (decrease) in cash and cash equivalents	9,832	(460)
Cash and cash equivalents, beginning of period	102,632	73,755
Cash and cash equivalents, end of period	$112,464	$73,295

SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$216	$202
Income tax paid	$7	$2,023
NON-CASH TRANSACTIONS:
Change in contract rights resulting from imputed interest on development agreement notes receivable	$22	$341
Transfer of leased gaming equipment to inventory	$1,135	$471

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes contained within the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013. The unaudited condensed consolidated financial statements included herein as of December 31, 2013, and for each of the three month periods ended December 31, 2013 and 2012, have been prepared by the Company pursuant to accounting principles generally accepted in the United States ("U.S. GAAP"), and the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the period ended December 31, 2013 are not necessarily indicative of the results which will be realized for the year ending September 30, 2014. References to specific U.S. GAAP within this report cite topics within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). We have evaluated all subsequent events through the date that the condensed consolidated financial statements were issued.  The condensed consolidated balance sheet as of September 30, 2013 was derived from the audited consolidated financial statements as of that date.

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

2.      SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES

For a complete description of our principal accounting policies see Note 2. “Significant Accounting Policies,” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. Shown below are certain of our principal accounting policies.

Revenue Recognition
For a description of our revenue recognition accounting policy, see Note 2. “Significant Accounting Policies – Revenue Recognition” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We have not made any changes in this critical accounting policy during the three months ended December 31, 2013.

Property and Equipment and Leased Gaming Equipment: For a description of our property and equipment and leased gaming equipment accounting policy see Note 2. “Significant Accounting Policies - Property and Equipment and Leased Gaming Equipment,” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

Accounting Estimates
The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Examples include share-based compensation, provisions for doubtful accounts, recoverability of notes, value added tax and other receivable balances, provision for slow-moving or obsolete inventory, estimated useful lives of property and equipment and intangible assets, impairment of property and equipment and intangible assets, valuation of deferred income taxes, and the provision for and disclosure of litigation and loss contingencies. Actual results may differ materially from these estimates in the future.

Reclassifications
Reclassifications were made to the prior-period financial statements to conform to the current period presentation. A portion of "cost of gaming operations revenue" was reclassified from "research and development" on the condensed consolidated statements of operations and other comprehensive income. This reclassification did not have an impact on the Company’s previously reported results of operations or earnings per share amounts.

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

The following summarizes the valuation of certain of the Company's financial assets and liabilities as of December 31, 2013 and September 30, 2013, based on the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
December 31, 2013
Assets:
Cash Equivalents:
Money market funds	$88,586	$—	$—	$88,586
Total	$88,586	$—	$—	$88,586

Liabilities:
Long-term debt	$—	$28,675	$—	$28,675
Total	$—	$28,675	$—	$28,675

September 30, 2013
Assets:
Cash Equivalents:
Money market funds	$84,049	$—	$—	$84,049
Total	$84,049	$—	$—	$84,049

Liabilities:
Long-term debt	$—	$29,600	$—	$29,600
Total	$—	$29,600	$—	$29,600

The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash, accounts receivable, notes receivable, accounts payable, and accrued expenses payable and other liabilities, approximate fair value due to the immediate or short-term nature or maturity of these financial instruments.

Segment and Related Information

Although the Company's chief operating decision maker analyzes the Company's product lines and geographic areas for purposes of revenue, these product lines and geographic areas are managed and operated as one business segment, and meet the criteria for aggregation as permitted in ASC 280-10-50, "Operating Segments". Data for product sales and gaming operations is only maintained on a consolidated basis as presented in our Condensed Consolidated Financial Statements, with no additional separate data maintained for product sales and gaming operations (other than the revenues and costs of revenues information included in our Condensed Consolidated Statements of Income and gaming operations equipment and related accumulated depreciation included in our Condensed Consolidated Balance Sheets).

The Company's chief operating decision maker analyzes product performance based on average daily play on a game level basis, which is consistent across all product lines and geographic areas. This average daily performance data along with customer needs are the key drivers for assessing how the Company allocates resources and assesses its operating performance.

Costs of Computer Software
Software development costs have been accounted for in accordance with ASC Topic 985, “Software.”  Under ASC Topic 985, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized software development costs of approximately $2.7 million and $2.0 million for the three month periods ended December 31, 2013 and 2012, respectively. Software development costs primarily consist of personnel costs and gaming lab testing fees. The Company begins to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, not to exceed five years. Amortization of software development costs is included in amortization and depreciation in the accompanying consolidated statements of operations and other comprehensive income.

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

The Company granted to certain of its employees the option to purchase, in the aggregate, 24,400 and 3,500 shares of the Company's common stock during the three months ended December 31, 2013 and 2012 at an average fair value per share price of $32.03 and $15.29, respectively. Total pretax share-based compensation for the three months ended December 31, 2013 and 2012 was $1.3 million and $860,000 respectively.

As of December 31, 2013, $11.4 million of unamortized stock compensation expense, including estimated forfeitures, remained, which will be recognized over the vesting periods of the various stock option grants.

The Company also grants awards of restricted stock and restricted stock units. In accordance with ASC Topic 718 the Company records stock compensation for such awards at the full value of the award at the time of issuance over the vesting period of the award. The full value of the award is equivalent to the closing stock price of the Company's stock on the date of grant. The Company granted 96,405 restricted stock units for the three months ended December 31, 2013 at an average fair value per share price of $28.63 and 116,300 shares of restricted stock for the three months ended December 31, 2012 at an average fair value per share price of $14.78.

Recently Adopted Accounting Standards

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU No. 2011-11") to require new disclosures about offsetting assets and liabilities which requires an entity to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This new guidance became effective for the Company during the first quarter of fiscal year 2014. Other than requiring additional disclosures, this new guidance did not impact the Company's condensed consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013-02”) to improve the reporting of reclassifications out of accumulated other comprehensive income. This new guidance became effective for the Company during the first quarter of fiscal year 2014. Other than requiring additional disclosures, this new guidance did not impact the Company's condensed consolidated Financial Statements.

Recently issued accounting pronouncements not yet adopted
In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU No. 2013-05”) which permits companies to release cumulative translation adjustments into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into earnings only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. ASU No. 2013-05 is effective for annual reporting periods beginning on or after December 15, 2013. The Company expects to adopt this guidance during its 2015 fiscal year and does not expect it will have a significant impact on its consolidated results of operations, financial condition and cash flows.
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

3.      NOTES RECEIVABLE

The Company’s notes receivable consisted of the following:

	December 31, 2013	September 30, 2013
	(In thousands)
Notes receivable from development agreements	$7,247	$7,303
Less imputed interest discount reclassed to contract rights	(293)	(369)
Notes receivable, net	6,954	6,934
Less current portion	(2,839)	(2,093)
Notes receivable – non-current	$4,115	$4,841

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.  The notes receivable from development agreements balance includes a $6.5 million development agreement with the Chickasaw Nation for the Winstar Casino expansion entered into on November 19, 2012.

4.  DEVELOPMENT AND PLACEMENT FEE AGREEMENTS

The Company enters into development and placement fee agreements to provide financing for new gaming facilities or for the expansion or improvement of existing facilities. All or a portion of the funds provided under development agreements are reimbursed to the Company, while funding under placement fee agreements is not reimbursed. In return for either development or placement fees, the facility dedicates a percentage of its floor space to placement of the Company's electronic gaming machines (EGMs) over the term of the agreement which is generally for 12 to 83 months, and the Company receives a fixed percentage or flat fee of those machines' hold per day. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of the Company's guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the operating profits of the facility to be used to repay some or all of the advances recorded as notes receivable. Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the gaming facility. In the past the Company has, and in the future, the Company may, by mutual agreement, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset recovered for that particular development or placement fee agreement, if any, and the remaining net book value of the intangible asset is prospectively amortized on a straight-line method over the remaining estimated useful life.

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

Management reviews intangible assets related to development and placement fee agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstances in the three month period ended December 31, 2013, which required an impairment charge to the carrying value of intangible assets recorded in connection with development and placement fee agreements.

The following net amounts related to advances made under development and placement fee agreements and were recorded in the following balance sheet captions:

	December 31, 2013	September 30, 2013
Included in:	(In thousands)
Notes receivable, net	$6,954	$6,934
Intangible assets – contract rights, net of accumulated amortization	$22,030	$24,466

5.      PROPERTY AND EQUIPMENT AND LEASED GAMING EQUIPMENT

The Company’s property and equipment and leased gaming equipment consisted of the following:

	December 31, 2013			September 30, 2013
	Cost	Accum. Depr.	Net Book Value	Cost	Accum. Depr.	Net Book Value
	(In thousands)
Rental pool – deployed	$181,774	$(116,439)	$65,335	$178,490	$(114,461)	$64,029
Rental pool – undeployed (1)	23,922	(19,300)	4,622	18,642	(14,335)	4,307
Machinery and equipment	4,889	(1,857)	3,032	5,609	(1,876)	3,733
Computer software	6,465	(3,620)	2,845	5,874	(3,522)	2,352
Vehicles	2,875	(1,718)	1,157	2,914	(1,595)	1,319
Other	4,961	(2,828)	2,133	4,778	(3,060)	1,718
Total property and equipment and leased gaming equipment	$224,886	$(145,762)	$79,124	$216,307	$(138,849)	$77,458
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

The Company recorded depreciation and amortization expense related to property and equipment and leased gaming equipment of $8.7 million and $6.6 million for the three month periods ended December 31, 2013 and 2012, respectively. The Company periodically reviews the depreciable lives of its property and equipment and leased gaming equipment.

In accordance with ASC Topic 360, “Property, Plant, and Equipment,” the Company (i) recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows; and (ii) measures an impairment loss as the difference between the carrying amount and fair value of the asset. During the three month period ended December 31, 2013, the Company did not experience a triggering event that would have caused an impairment analysis assessment.
During the three month periods ended December 31, 2013 and 2012, the Company sold $1.1 million and $471,000 respectively, of net book value related to the Company's proprietary units on trial or revenue share in our installed base. The majority of these sales were trial units that converted to a sale. During the three months ended December 31, 2013, the Company did not have any material disposals, or write-offs. During the three months ended December 31, 2012, the Company disposed of, or wrote off, $178,000, of net book value related to third-party gaming content licenses, installation costs, and other equipment.
Leased gaming equipment consist of rental pool assets that are either placed under participation arrangements at customer facilities (rental pool – deployed) or warehoused by the Company for future deployment (rental pool – undeployed).

6.      INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following:

	December 31, 2013			September 30, 2013			Estimated Useful Lives
	Cost	Accum. Amort.	Net Book Value	Cost	Accum. Amort.	Net Book Value
	(In thousands)
Contract rights under development and placement fee agreements	$61,057	$(39,027)	$22,030	$61,079	$(36,613)	$24,466	1-7 years
Internally-developed gaming software	27,815	(16,970)	10,845	25,116	(15,270)	9,846	1-5 years
Patents and trademarks	5,988	(5,607)	381	5,972	(5,561)	411	1-5 years
Total intangible assets, net	$94,860	$(61,604)	$33,256	$92,167	$(57,444)	$34,723

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements or placement fees. The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the accompanying consolidated statements of operations and other comprehensive income.

Internally developed gaming software is accounted for under the provisions of ASC Topic 985 “Software” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally-developed games over a twelve month period, gaming engines over an eighteen month period, gaming systems over a three-year period, and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the three month periods ended December 31, 2013 and December 31, 2012 amortization expense related to internally-developed gaming software was $1.7 million and $1.3 million, respectively. During the three months ended December 31, 2013 and December 31, 2012, the Company had no material write-offs related to internally-developed gaming software.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No triggering events were identified for the three months ended December 31, 2013.

7.  VALUE ADDED TAX RECEIVABLE

The Company's value added tax (VAT) receivable is a receivable from the Mexican taxing authority primarily related to a value added tax levied on product shipments originating outside of Mexico. At December 31, 2013 and September 30, 2013, the Company’s VAT receivable was $2.9 million.  The majority of the VAT receivable relates to equipment shipments that occurred in 2006 and 2007.
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

The VAT audit results also revealed that certain months contained no contested balances, while other months contained one or more contested balances. In fiscal years 2010 and 2011, the Company formally requested refunds for all months in which no contested balances arose from the audit, resulting in the receipt of approximately $3.6 million in refunds from those uncontested months. The Company's legal counsel suggested the Company wait to file on any portion of the contested months, until amounts were received from the uncontested months. In August 2012, the Company filed refund requests in the amount of $2.3 million for the remaining uncontested portions of 2006 and 2007. In November 2012, the Mexican taxing authority requested additional documentation which was supplied to them in December 2012. As of December 31, 2013, the Mexican taxing authority has given the Company no indication that the outstanding refund requests will be contested. The Company expects a formal ruling concerning the unpaid balance during calendar 2014.
See the Notes to Condensed Consolidated Financial Statements; Note 9, "Termination of Mexico Operations" and Note 12, "Commitments and Contingencies."

8.      CREDIT AGREEMENT AND LONG-TERM DEBT

The Company’s Credit Agreement and long-term debt consisted of the following:

	December 31, 2013	September 30, 2013
	(In thousands)
Term loan facility	$28,675	29,600
Less: current portion of long-term debt	(3,700)	(3,700)
Long-term debt, less current portion	$24,975	$25,900

On August 3, 2011, the Company entered into an amended and restated credit agreement with Comerica Bank in its capacity as administrative agent and lead arranger and Wells Fargo Bank, N.A., as syndication agent (the "Credit Agreement") to provide the Company a $74.0 million credit facility which replaced its previous credit facility with Comerica Bank in its entirety. The Credit Agreement consists of three facilities: an approximately $20.6 million revolving credit facility, a $37.0 million term loan, and an approximately $16.4 million draw-to term loan. The Credit Agreement, and advances made thereunder, mature on August 3, 2016. The term loan is amortized on a straight-line basis over a ten-year period, payable in equal quarterly installments of $925,000. The revolving credit facility and the draw-to term loan provide the Company the ability to finance development and placement agreements, acquisitions, and working capital for general corporate purposes. As of December 31, 2013, $28.7 million was outstanding on the term loan which bore interest at 2.92%. No amounts were outstanding on the revolving credit facility or the draw-to term loan; the revolving credit facility had approximately $20.6 million and the draw-to term loan had approximately$16.4 million available as of December 31, 2013. The Company has the ability to draw on the draw-to term loan until February 3, 2014 and on the revolving credit facility until the maturity of the Credit Agreement on August 3, 2016. Availability under the Credit Agreement is reduced to the extent of a $3.5 million outstanding letter of credit.

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

The Credit Agreement is collateralized by substantially all of the Company’s assets. The Company is subject to two primary financial covenants: a total leverage ratio and a fixed charge coverage ratio. The total leverage ratio is calculated as total net funded debt to EBITDA (which is defined in the Credit Agreement as net income before interest expense, tax expense, depreciation and amortization expense, stock compensation expense and any extraordinary, unusual or non-cash non-recurring expenses up to $7.5 million for any trailing twelve month period, less any non-cash income items, including income tax credits, and any extraordinary income or gains). Total net funded debt is defined as total funded debt of the Company less unrestricted cash in excess of $10.0 million. The Company is required to maintain a total leverage ratio of less than 1.5.

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

Fixed charges include interest expense and all regularly scheduled installments of principal. The Company is required to maintain a fixed charge coverage ratio in excess of 1.2.

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

As of December 31, 2013, the Company was in compliance with all loan covenants.

9.    TERMINATION OF MEXICO OPERATIONS

In December 2012, the Company entered into an agreement with its primary customer in Mexico to sell to the customer all of the customer's leased electronic gaming machines. As part of the sale price, the Company also agreed to sell 100 additional machines to be used for spare parts, as well as certain spare components and other items from its warehouse stock. The sale of the machines represents the effective termination of the Company's operations in Mexico. As such, the majority of the Company's employees in Mexico were terminated in December 2012, and the Company's remaining employees in Mexico are expected to be terminated during calendar year 2014. The net sale of the machines was in the amount of $1.0 million and charges for severance costs, office and warehouse expenses, fixed asset write-offs and other expected expenses were accrued in the amount of $741,000. In addition, the Company recognized all foreign currency translation adjustments through December 31, 2012 which resulted in a charge of $338,000. Due to the immaterial amount of the transaction, the Company recorded the net impact of the sale and expected closing costs of the Mexico operations as part of selling, general and administrative expenses.
Due to the immaterial nature of the Company's Mexico operations, the Company is not reporting the termination of the Mexico operations as a discontinued operation for reporting purposes. For the three months ended December 31, 2013 and 2012, the Mexico operations represented zero and less than 1%, respectively, of total revenue, total assets, and net income for each period.
10.    INCOME PER COMMON SHARE

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

	Three month period ended
	December 31, 2013	December 31, 2012

Net income available to common shareholders (in thousands)	$9,543	$7,113
Weighted average common shares outstanding	29,617,745	28,329,996
Effect of dilutive securities:
Stock options and restricted shares	1,428,759	1,686,928
Weighted average common and potential shares outstanding	31,046,504	30,016,924
Basic income per share	0.32	0.25
Diluted income per share	0.31	0.24

In the three month period ended December 31, 2013 and 2012, options to purchase approximately 73,117 and 188,755 shares of common stock, with exercise prices ranging from $24.70 to $36.96 and $10.54 to $18.71, respectively, were not included in the computation of dilutive income per share, due to their antidilutive effect.

11. COMMON STOCK REPURCHASE PROGRAM

On November 15, 2012, the Company announced that its Board of Directors had authorized a program to repurchase up to $40.0 million of its outstanding common stock over the next three-year period. During the three month period ended December 31, 2013 and December 31, 2012, the Company purchased 76,079 and 144,991, shares of its common stock for approximately $2.2 million and $2.0 million at an average cost of $29.30 and $13.95 per share, respectively, exclusive of broker fees. At December 31, 2013 and December 31, 2012, approximately $32.9 million and $38.0 million remained on the repurchase authorization. Pursuant to the authorization, the Company may purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance with Company policies and applicable securities laws. In addition, the Company has established a 10b5-1 plan, pursuant to which some of the purchases could be made from time to time in the open market, subject to certain pricing parameters. The actual number of shares to be purchased, if any, will depend upon market conditions, and purchases are subject to the restrictions in the Company's Credit Agreement.  Any shares purchased by the Company will be held in the Company’s treasury for possible future use.

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

Dollie Williams, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010, in the United States District Court for the Middle District of Alabama, Eastern Division, against the Company and others. The plaintiffs, who claim to have been patrons of VictoryLand, allege that the Company participated in gambling operations that violated Alabama state law by supplying to VictoryLand purportedly unlawful electronic bingo machines played by the plaintiffs and seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint under Ala. Code Sec. 8-1-150(A). The plaintiffs have requested that the court certify the action as a class action. On March 16, 2012, Walter Bussey and two other named plaintiffs were voluntarily dismissed. On March 29, 2013, the court entered an order granting the plaintiffs' motion for class certification. On April 12, 2013, the defendants jointly filed a petition with the Eleventh Circuit Court of Appeals seeking permission to appeal the court's ruling on class certification. On June 18, 2013, the Eleventh Circuit Court of Appeals entered an order granting the petition to appeal. Our appellate briefing was concluded on October 2, 2013, and oral argument has been scheduled for March 18, 2014. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, the Company is unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences for the Company in other jurisdictions.

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

13. SUPPLEMENTAL FINANCIAL INFORMATION

INVENTORY

The Company’s inventory consists primarily of completed player terminals, related component parts, and back-office computer equipment. Inventories are stated at average costs, which approximate the lower of cost (first in, first out) or market. Cost elements included in work-in-process and finished goods include raw materials, direct labor and manufacturing overhead. Inventory consisted of the following:

	December 31, 2013	September 30, 2013
	(In thousands)
Raw materials and component parts, net of reserves of $719 and $800, respectively	$8,302	$7,010	(a)
Work in progress	635	2,931	(a)
Finished goods	1,976	2,488
Total Inventory	$10,913	$12,429
(a) Certain prior period amounts have been reclassified to conform to the current year presentation. There is no impact to the condensed consolidated financial statements as a result of this change.

OTHER ASSETS

Other assets consist of restricted cash, long-term prepaids, and refundable deposits. At December 31, 2013 and September 30, 2013, the restricted cash balances were $487,000 and $511,000, respectively, representing the fair value of investments held by the Company's prize fulfillment firm related to outstanding MegaBingo® jackpot prizes.

OTHER LONG-TERM LIABILITIES

Other long-term liabilities include investments held at fair value by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities and the long-term portion of deferred revenue. The long-term liabilities were $487,000 and $511,000 as of December 31, 2013 and September 30, 2013, respectively, the majority of which is related to the prize fulfillment annuities.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consisted of the following:

	December 31, 2013	September 30, 2013
	(In thousands)
Trade accounts payable	$11,234	$9,215
Accrued expenses	6,946	6,727
Accrued bonus and salaries	8,655	10,809
Marketing reserve	1,371	1,589
Other	1,481	789
Accounts payable and accrued liabilities	$29,687	$29,129

On February 1, 2012, the Company's shareholders approved a Long-Term Incentive Program (LTIP) for certain members of the Company's executive management team. The LTIP has a performance stock component and performance cash component. The performance cash component is based on the three year performance of the Company for the 2012, 2013 and 2014 fiscal years. Pursuant to the LTIP, if the Company meets certain cumulative revenue and earnings per share performance goals, then those members of the executive management team named in the LTIP will receive a cash award. The LTIP specifies a minimum, target and maximum award amount based on the cumulative revenue and earnings per share total. As of December 31, 2013, the Company believes that the maximum award amount will be earned based on historical financial results and projected revenue and earnings per share amounts for the remaining period covered by the LTIP. Therefore, the Company has recorded approximately $3.7 million and $3.3 million in accrued bonuses for the performance cash component of the LTIP as of December 31, 2013 and September 30, 2013, respectively. During the three months ended December 31, 2013 and December 31, 2012, the Company recorded expense of $0.6 million of which $0.1 million was related to the performance stock component and $0.5 million was related to the performance cash component for each period. The cash component is included in accrued liabilities, while the stock component is recorded in additional paid in capital.

Separately from the VAT matter discussed in Note 7 above, one of the Company's Mexican subsidiaries was under audit by the Mexico taxing authorities for income tax matters related to the tax years ending December 31, 2006 and 2007. After several appeals, in fiscal year 2013, the Company determined to file a request for tax amnesty for these income tax proceedings under a program formalized by the Mexico taxing authorities in fiscal year 2013 for both the 2006 and 2007 tax years. Pursuant to the amnesty program, Multimedia Games de Mexico paid approximately $2,300 and $2.0 million for the 2006 and 2007 tax years, respectively, to settle the tax matters. On July 26, 2013 and August 28, 2013, the taxing authorities confirmed that there was no longer a tax contingency for the 2006 and for the 2007 periods, respectively. In December 2012, based on its best estimates of a potential final assessment, the Company established a $2.8 million reserve. As of September 30, 2013, no reserve was maintained by the Company for these tax matters and this matter is considered resolved

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the Securities and Exchange Commission on November 14, 2013. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in the cautionary note on Forward Looking Statements above and in "Part II , Item 1A. Risk Factors" The following discussion and analysis is intended to enhance the reader’s understanding of our business environment, financial condition and results of operations.

OVERVIEW

Multimedia Games designs, manufactures and supplies gaming machines and systems to casino operators in North America, domestic lottery operators, and commercial bingo gaming facility operators. The Company's revenues are generated from the operation of gaming units in revenue-sharing or flat fee leasing arrangements and from the sale of gaming units and systems that feature proprietary and licensed game themes. We lease and sell our gaming units and systems in a variety of regulated markets, including slot machines, video lottery terminals and electronic bingo machines, collectively referred to as electronic gaming machines (EGMs). The Company serves gaming facilities operated by commercial and Native American casinos and derives the majority of its gaming revenue from participation arrangements or development and placement fee agreements. Under participation arrangements, the Company places EGMs and systems as well as its proprietary and other licensed game content at a customer’s facility, with no specific contract period, in return for either a share of the revenues that these EGMs and systems generate or for a fixed daily lease fee. The Company enters into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities in exchange for a certain amount of floor space for a contracted period of time. All or a portion of the funds provided under development agreements are reimbursed to the Company, while funding under placement fee agreements is not reimbursed. For more information on our development, placement and participation arrangements, please see "Results of Operations" below.

The Company also generates revenue from the sale of EGMs and systems that feature proprietary and licensed game content. We continue to seek to increase participation and for-sale revenues by expanding into additional gaming jurisdictions and seek to expand into other segments of the gaming market. We also generate revenues by providing the central determinant system operated by the New York State Division of the Lottery for the video lottery terminals installed at racetracks in the State of New York.

We are focused on growing by executing a business plan focused on the following key initiatives: product expansion in existing and new jurisdictions throughout the country, profit increases through prudent expense management and capital investments, and the creation of products and technologies that can contribute to our growth into new markets, pending regulatory approvals. We remain focused on expanding market share through new product introductions and more effective utilization of sales and marketing efforts across the organization. The creation of our proprietary products and market expansion is a key area of focus for our company. As a result of our efforts, during the three months ended December 31, 2013 and 2012, we saw growth in both our domestic installed base and our unit sale business. We expect fiscal 2014 revenue growth will continue to be driven by further increases in the domestic installed base as well as growth in new unit sales, although such growth and increases may be at a lower rate than in fiscal 2013.

BUSINESS STRATEGY

We are currently executing a business strategy focused on developing high performing gaming products, investing in our gaming operations, expanding our total addressable market to include new gaming jurisdictions, and driving continued profitability and cash flow.

Product Development

One of our top priorities is investing in research and development activities to expand our product portfolio and build on our newest higher-earning games. The creation of a consistent number of high-earning games is critical to our ability to enter new markets, expand our existing footprint and keep our installed base of games fresh by allowing the Company to better serve a growing number of our customer needs, more effectively maintain the performance of our installed base, and better support a growing footprint of games, particularly within a single customer facility.

By expanding our portfolio, we are able to work closely with our customers to more fully serve their needs, allowing us to forge deeper relationships with our customers and expand the scope of our market opportunity.

Our growing content library also allows us more flexibility in managing our existing installed base. A growing library permits us to more quickly replace titles within our installed base whose performance is in decline with fresh, higher-performing content. Additionally, by offering our customers a greater choice when purchasing our gaming machines for use in their facilities, we can better support a larger footprint of games, effectively increasing our addressable market for game sales. The development of high-performing content also enables us to continue to effectively serve our existing customers, as well as secure new customers by providing enhanced entertainment experiences for the game players.

Gaming Operations Investment

We are also focused on investing in the maintenance and growth of our existing domestic installed base through the extension of placement or development agreements and continuous revamping of existing games with newer and higher performing games. We are also investing in new markets as they become available through the licensing process.

We seek to continue to replace third party units with our own proprietary games and content in order to better position the Company to generate a higher return on our investments in gaming technology and on our investments in securing floor space at our key customers' facilities.

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

Addressable Market Expansion

We continue a concerted effort to expand our total addressable market by targeting new gaming jurisdictions across the United States and seeking new gaming licenses. We have leveraged our expanding game portfolio/gaming operations investments to target customers in the jurisdictions where the Company is newly licensed and to expand our national reach.

Profitability Growth

The final key piece of our long-term growth strategy is leveraging our focus on fiscal discipline to generate strong profitability and solid free cash flow, setting the stage for continued success. By generating strong financial returns in our business, we are further able to invest in the balance of our long-term growth strategy by developing additional, new proprietary games, refreshing our existing installed base with higher-performing games and expanding our installed base, and further expanding the number of markets where we are licensed.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Below are our revenues and costs and expenses for the periods noted above.  This information should be read in conjunction with our Condensed Consolidated Financial Statements and notes thereto.

	Three Months Ended
	December 31, 2013	December 31, 2012	% change
	(in thousands)
REVENUES:
Gaming operations	$33,608	$29,974	12.1%
Gaming equipment and system sales	24,891	14,004	77.7%
Other	660	324	103.7%
Total revenues	$59,159	$44,302	33.5%

	Three Months Ended
	December 31, 2013	December 31, 2012	% change
	(in thousands)
Revenues
Gaming Operations
Participation revenue	$29,531	$26,163	12.9%
Lottery	4,077	3,811	7.0%
Gaming Equipment and Systems Sales
Player terminal and equipment sales	23,979	12,685	89.0%
Systems sales	912	1,319	(30.9)%
Other Revenue	660	324	103.7%
Total Revenues	59,159	44,302	33.5%
Operating Costs and Expenses
Cost of gaming operations revenue	3,850	3,274	17.6%
Cost of equipment and systems sales	11,825	6,185	91.2%
Selling, general and administrative	13,718	11,343	20.9%
Research and development	4,308	4,093	5.3%
Amortization and depreciation	10,436	7,964	31.0%
Other income (expense), net	(152)	(116)	31.0%

End-of-period domestic installed player terminal base

	Three Months Ended
	December 31, 2013	December 31, 2012	% Change
Domestic participation units, by regions
East	1,647	1,537	7.2%
Central (a)	9,107	8,511	7.0%
West	1,903	1,140	66.9%
Total domestic participation units	12,657	11,188	13.1%

(a) Player terminals located in Oklahoma is included in this data, which included 8,226 units as of December 31, 2013, and 8,044 units as of December 31, 2012.

The participation units can be further delineated between units under development agreements, placement fee agreements and participation arrangements as follows:

	December 31, 2013			December 31, 2012
	Number of units	Participation revenue	% of Total Revenue	Number of units	Participation revenue	% of Total Revenue	Fee ranges	Expiration range
		(in thousands)			(in thousands)

Development Agreement	2,941	$5,754	10%	3,839	$8,342	19%	20% - 30%	March 2015 - Oct 2018
Placement Agreement	3,352	4,542	8%	2,201	3,428	8%	20%	April 2014 - Dec 2017
Participation Agreement	6,364	19,235	33%	5,168	14,393	32%	7% - 30%	NA
Total	12,657	$29,531	50%	11,208	$26,163	59%

All of these agreements or arrangements provide us with the ability to place player terminals on a customer's casino floor, generally for some contracted period of time, for either a share of the revenues that these terminals and systems generate or for a fixed daily lease fee. We define development agreements as those arrangements in which funds are provided to a casino operator to be used for the construction of a new facility or the renovation of an existing facility that are contracted to be refunded to us, generally in monthly installments. Placement fee agreements, however, provide similar funding to the customer but are generally not designated for a particular purpose and are not refunded to us. Participation arrangements are less formal arrangements that allow for product to be placed on a customer's floor, but do not have a designated term which provides both the customer and us the flexibility to make changes to the number of player terminals placed in the casino. See also, Note 4 of the Condensed Consolidated Financial Statements, "Development and Placement Fee Agreements".

Three Months Ended December 31, 2013 compared to Three Months Ended December 31, 2012
Total revenues for the three months ended December 31, 2013 were $59.2 million, compared to $44.3 million for the three months ended December 31, 2012, a $14.9 million, or 33.5% increase, primarily due to an increase in proprietary unit sales and participation revenue in both new and existing markets.

Gaming Operations – Participation Revenue

•
East: Gaming revenues from eastern regions were $4.5 million in the three months ended December 31, 2013, compared to $3.4 million in the three months ended December 31, 2012, an increase of $1.1 million, or 33%, due to new additions of 110 placement units. Participation units as of the December 31, 2013 were 1,647 compared to 1,537 as of December 31, 2012. The majority of the increase was related to new placement units in Michigan and Florida offset by 221 unit sold out of the installed base in Alabama which were previously on a revenue share arrangement.

•
Central: Gaming revenues from the central region were $16.3 million in the three months ended December 31, 2013, compared to $16.6 million in the three months ended December 31, 2012, a decrease of $0.3 million, or 1.9%, primarily due to bad weather conditions in the Central region during the three months ended December 31, 2013. Participation units, excluding Oklahoma, as of the three months ended December 31, 2013 were 881 compared to 467 as of December 31, 2012. The majority of the increase was related to a unit count increase in Texas.

◦
Oklahoma: Participation revenue generated from Oklahoma was $13.1 million in the three months ended December 31, 2013, compared to $15.0 million in the three months ended December 31, 2012, a decrease of $1.8 million, or 12.3%, primarily attributable to severe weather conditions in Oklahoma and north Texas, including the Dallas-Fort Worth area, during the three months ended December 31, 2013. Participation units as of December 31, 2013 were 8,226 compared to 8,044 as of December 31, 2012 due to an increase in unit placements at both new and existing casinos.

•
West: Gaming revenues from the western region were $8.8 million in the three months ended December 31, 2013, compared to $6.0 million in the three months ended December 31, 2012, an increase of $2.7 million, or 45.2%, mainly due to an increase in 763 participation units, predominantly in Nevada, California and Washington. Participation units as of the three months ended December 31, 2013 were 1,903 compared to 1,140 as of December 31, 2012.

Gaming Operations – Lottery

•
Revenues from the New York Lottery system increased by $266,000, or 7.0%, to $4.1 million in the three months ended December 31, 2013 from $3.8 million in the three months ended December 31, 2012. The increase in New York Lottery system revenue is attributable to an increase in the total number of customer units, which were approximately 18,100 as of December 31, 2013 and 17,200 as of December 31, 2012.

Gaming Equipment and System Sales

•
Total player terminal and equipment sales were $24.0 million for the three months ended December 31, 2013, compared to $12.7 million during the three months ended December 31, 2012, an increase of $11.3 million, or 89.0%. Player terminal and equipment license sales in the three months ended December 31, 2013 included the sale of 1,375 proprietary units, compared to sales of 644 proprietary units in the three months ended December 31, 2012. The player terminal and equipment sales increase is attributable to continued growth in new markets and continued penetration into existing markets as well as a large sale to an existing customer in Alabama. Player terminal and equipment license sales also include $101,000 and $637,000 related to deferred revenue recognized during the three months ended December 31, 2013 and the three months ended December 31, 2012, respectively, due to final execution of deliverables or mutual agreement to changes in contract terms.

•
Systems sales revenue for the three months ended December 31, 2013 was $912,000 compared to $1.3 million for the three months ended December 31, 2012. The decrease is the result of decline in stand alone license and parts sales.

Other Revenue

•
Other sales revenue was $660,000 in the three months ended December 31, 2013, compared to $324,000 in the three months ended December 31, 2012, a 103.7% increase. This increase relates to a increase of maintenance and service contract revenue in the three months ended December 31, 2013.

Cost of Gaming Operations Revenue

•
Total cost of gaming operations revenue, which includes field service and network operations personnel, as well as royalty and participation fees, increased $576,000, or 17.6%, to $3.9 million in the three months ended December 31, 2013, from $3.3 million in the three months ended December 31, 2012. Costs of gaming operations revenue increased primarily due to the increase in the player terminal installed base.

Cost of Equipment & System Sales

•
Cost of equipment and system sales, which includes the cost of goods sold for player terminals and other equipment and system sales, increased $5.6 million, or 91.2%, to $11.8 million  in the three months ended December 31, 2013, from $6.2 million in the three months ended December 31, 2012, primarily due to the increase in player terminal equipment sales. Costs of revenues related to player terminal sales were $11.3 million and $5.6 million in the three months ended December 31, 2013 and the three months ended December 31, 2012, respectively. Cost of equipment and system sales in the three months ended December 31, 2013 includes $513,000 related to the sale of gaming equipment during the period and $32,000 of costs of prior period shipments being amortized from deferred revenue over the contract period. Cost of equipment and system sales in the three months ended December 31, 2012 includes $285,000 related to the sale of gaming equipment during the period and $287,000 of costs of prior period shipments being amortized from deferred revenue over the contract period.

Selling, General and Administrative Expenses

•
Selling, general and administrative expenses, or SG&A, increased approximately $2.4 million, or 20.9%, to $13.7 million in the three months ended December 31, 2013, from $11.3 million in the three months ended December 31, 2012. This increase was primarily a result of an increase in salaries and wages and employee benefits of approximately 2.8 million offset by a reduction in legal and professional expense of approximately $0.6 million. Employee benefits include insurance claims under the Company's self-insured plan, which increased approximately $0.8 million compared the prior two year quarterly average claim amount during the quarter.

Research & Development

•
We conduct research and development activities primarily to develop new gaming systems, gaming engines, casino data management systems, casino central monitoring systems, video lottery outcome determination systems, gaming platforms, and gaming content and to add enhancements to our existing product lines. We believe our ability to deliver differentiated, appealing products and services to the marketplace is based on our research and development investments, and expect to continue to make such investments in the future. These research and development costs consist primarily of salaries and benefits, consulting fees, game lab testing fees, and an allocation of corporate facilities costs related to these activities. Once the technological feasibility of a project has been established, it is transferred from research to development, and capitalization of development costs begins until the product is available for general release.

Research and development expenses increased approximately $215,000, or 5.3%, to $4.3 million in the three months ended December 31, 2013, from $4.1 million in the three months ended December 31, 2012. Our research and development costs increased primarily due to salaries and wages, as a result of increased headcount and continued efforts to attract and retain employees.

Amortization and Depreciation

•
Depreciation expense increased $2.1 million, or 32.0%, to $8.7 million in the three months ended December 31, 2013, from $6.6 million in the three months ended December 31, 2012, primarily as a result of continued increases in installed base.

•
Amortization expense increased $368,000, or 26.7%, to $1.7 million in the three months ended December 31, 2013, compared to $1.4 million in the three months ended December 31, 2012, primarily because of an increase in capitalized software costs, which led to an increase in the associated amortization expense.

Other Income and Expense

•
Interest income decreased $79,000, or 46.5%, to $91,000 in the three months ended December 31, 2013, from $170,000 in the three months ended December 31, 2012 due to reduced outstanding note receivable balances. During the three months ended December 31, 2013, we recorded imputed interest of $54,000 relating to development agreements with an imputed interest rate range of 2.96% to 5.25%, compared to $146,000 in the three months ended December 31, 2012 with an imputed interest rate range of 2.90 to 9.00%.

•
Interest expense decreased $38,000, or 12.8%, to $258,000 in the three months ended December 31, 2013, from $296,000 in the three months ended December 31, 2012 due to a reduction in interest rates charged under our Credit Agreement and a reduction in the outstanding debt balance.

Income Taxes

•
Income tax expense increased to $5.3 million in the three months ended December 31, 2013, compared to an expense of $4.2 million in the three months ended December 31, 2012. These figures represent an effective income tax rate of 35.8% and 37.2% in the three months ended December 31, 2013 and 2012, respectively.

•
We expect our effective tax rate in fiscal 2014 to be in the range of 36% to 37%. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

RECENT ACCOUNTING PRONOUNCEMENTS

We monitor new generally accepted accounting principles and disclosure reporting requirements issued by the SEC and other standard setting agencies. Recently issued accounting standards affecting our financial results are described in Part I, Item 1. Financial Information - Note 2 of the Notes to Condensed Consolidated Financial Statements “Significant Accounting Policies and Use of Estimates”.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A description of our critical accounting policies can be found in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended September 30, 2013. There were no material changes to those policies during the three months ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Selected Financial Information

	December 31, 2013	September 30, 2013
	(In thousands)
Cash and Cash equivalents	$112,464	$102,632
Debt	28,675	29,600

Working capital
Current assets	169,670	156,816
Current liabilities	34,052	33,349
Working capital	$135,618	$123,467

Working Capital

As of December 31, 2013, we had $112.5 million in unrestricted cash and cash equivalents, compared to $102.6 million as of September 30, 2013. As of December 31, 2013 and September 30, 2013, we had approximately $32.9 million and $26.6 million, respectively, in accounts receivable. Our working capital as of December 31, 2013 was $135.6 million, compared to a working capital of $123.5 million at September 30, 2013. The increase in working capital was primarily the result of an increase in cash collections from notes and accounts receivable and the exercise of stock options, as well as an increase in accounts receivable due to increased sales volumes.

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

As of December 31, 2013, our total contractual cash obligations were as follows (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Credit Agreement Term Loan(1)	$3,700	$24,975		$—	$28,675
Estimated Interest Payments(1)	793	1,177	—	—	1,970
Operating Lease Obligations(2)	2,061	3,429	144	—	5,634
Purchase Commitments	19,866	2,325	—	—	22,191
Total	$26,420	$31,906	$144	$—	$58,470

(1)	Consists of principal amounts outstanding under the term loan to our Credit Agreement and estimated interest payments at the Eurodollar rate plus the applicable spread (2.92% as of December 31, 2013).

(2)	Consists of operating leases for our facilities and office equipment.

Cash Flow Summary

During the three month period ended December 31, 2013, we generated $22.3 million in cash from our operations, an increase of $7.8 million, or 53.3%, from $14.6 million during the three month period of 2012. The increase was primarily the result of (i) a $2.4 million increase in net income; (ii) $2.5 million increase in amortization and depreciation (iii) $4.7 million increase of changes in operating assets and liabilities.

Cash used in investing activities decreased $1.3 million, or 9.0%, to $13.1 million, in the three months ended December 31, 2013, from $14.4 million during in three months ended December 31, 2012. The decrease was primarily the result of a decrease in capital expenditures of $2.2 million and a decrease in advances under development agreements of $3.3 million, partially offset by a decrease of repayments by customers under development agreements of $3.6 million.

Additions to property and equipment and leased gaming equipment consisted of the following:

	Three Months Ended
	December 31,
	2013	2012
	(In thousands)
Gaming equipment	$8,799	$11,832
Third-party gaming content licenses	64	800
Other	1,551	22
Additions to property and equipment and leased gaming equipment	$10,414	$12,654

Cash provided by financing activities increased by $1.2 million, or 189.9%, to $0.6 million during the three month period ended December 31, 2013, from cash used in financing activities of $0.7 million during the three month period ended December 31, 2012. The increase was primarily the result of an decrease of $0.2 million of proceeds related to the exercise of stock options, offset by a $0.2 million increase in the purchase of treasury stock during the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

Capital Expenditures

During the three months ended December 31, 2013, we used $10.4 million for capital expenditures of property and equipment compared to $12.7 million for the three months ended December 31, 2012. Our capital expenditures for the next 12 months will depend upon the number of new player terminals that we are able to place into service at new or existing facilities and the actual number of repairs and equipment upgrades to the player terminals that are currently in the field. We intend to increase the number of new player terminals through expansion into new markets, which we expect will increase our capital expenditures.

Credit Agreement

Our Credit Agreement, long-term debt consisted of the following:

	December 31, 2013	September 30, 2013
	(In thousands)
Term loan facility	$28,675	$29,600
Less: current portion of long-term debt	(3,700)	(3,700)
Long-term debt, less current portion	$24,975	$25,900

On August 3, 2011, certain of our subsidiaries entered into an amended and restated credit agreement with Comerica Bank in its capacity as administrative agent and lead arranger and Wells Fargo Bank, N.A., as syndication agent (the "Credit Agreement"), to provide us with a $74.0 million credit facility which replaced our previous credit facility with Comerica Bank in its entirety. The Credit Agreement consists of three facilities: an approximately $20.6 million revolving credit facility, a $37.0 million term loan, and an approximately $16.4 million draw-to term loan. The Credit Agreement, and advances made thereunder, mature on August 3, 2016. The term loan is amortized on a straight-line basis over a ten-year period, payable in equal quarterly installments of $925,000. The revolving credit facility and the draw-to term loan provide the Company the ability to finance development and placement agreements, acquisitions, and working capital for general corporate purposes. As of December 31, 2013, $28.7 million was outstanding on the term loan which bore interest at 2.92%. No amounts were outstanding on the revolving credit facility and the draw-to term loan; and each facility had approximately $20.6 million and $16.4 million, respectively, available for borrowings as of December 31, 2013. The Company has the ability to draw on the draw-to term loan until February 3, 2014 and on the revolving credit facility until maturity of the credit agreement on August 3, 2016. Availability under the Credit Agreement is reduced to the extent of a $3.5 million outstanding letter of credit.

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

The Credit Agreement is collateralized by substantially all of the Company’s assets. We are subject to two primary financial covenants: a total leverage ratio and a fixed charge coverage ratio. The total leverage ratio is calculated as total net funded debt to EBITDA (which is defined in the Credit Agreement as net income before interest expense, tax expense, depreciation and amortization expense, stock compensation expense and any extraordinary, unusual or non-cash non-recurring expenses up to $7.5 million for any trailing twelve month period, less any non-cash income items, including income tax credits, and any extraordinary income or gains). Total net funded debt is defined as total funded debt of the Company less unrestricted cash in excess of $10.0 million. We will be required to maintain a total leverage ratio of less than 1.5.

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

Fixed charges include interest expense and all regularly scheduled installments of principal. The Company is required to maintain a fixed charge coverage ratio in excess of 1.2.

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

Our performance and financial results are, to a certain extent, subject to general conditions in or affecting the gaming industry, as well as general economic, political, financial, competitive, and regulatory factors beyond our control. If our business does not continue to generate cash flow at appropriate levels or if we are affected by any number of risks (See generally "Part II, Item 1A.

Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013), we may need to raise additional financing. Sources of additional financing might include additional bank debt or the public or private sale of equity or debt securities. However, sufficient funds may not be available, on terms acceptable to us or at all, from these sources, or any others, to enable us to make necessary capital expenditures and to make discretionary investments in the future.

Stock Repurchase Authorizations

On November 15, 2012, we announced that our Board of Directors had authorized a program to repurchase up to $40 million of our outstanding common stock over a three-year period. During the three month period ended December 31, 2013 and December 31, 2012, the Company purchased 76,079 and 144,991, shares of its common stock for approximately $2.2 million and $2.0 million at an average cost of $29.30 and $13.95 per share, respectively, exclusive of broker fees. At December 31, 2013, approximately $32.9 million remained on the repurchase authorization. Pursuant to the authorization, we may purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance with Company policies and applicable securities laws.  In addition, we have established a 10b5-1 plan, pursuant to which some of the purchases could be made from time to time in the open market, subject to certain pricing parameters. The actual number of shares to be purchased, if any, will depend upon market conditions and purchases are subject to the restrictions in our Credit Agreement. Any shares purchased will be held in the Company’s treasury for possible future use. The current share repurchase program replaced a previous share repurchase program that was established in 2010. Since December 2010, the Company has purchased approximately 2.6 million shares of its common stock for $18.9 million at an average cost of $7.29 per share, exclusive of broker fees.

Stock-Based Compensation

At December 31, 2013, we had approximately 2.1 million options to purchase common stock outstanding, with exercise prices ranging from $1.97 to $36.95 per share, of which approximately 1.8 million of the outstanding options to purchase common stock were exercisable. During the three months ended December 31, 2013, options to purchase 24,400 shares of common stock were granted at a weighted average exercise price of $32.03 per share, and we issued 253,182 shares of common stock as a result of stock option exercises with a weighted average exercise price of $4.82. In addition, we granted 96,405 restricted stock units during the three months ended December 31, 2013 at an average fair value per share of $28.63.

At December 31, 2012, we had approximately 3.6 million options to purchase common stock outstanding, with exercise prices ranging from $1.61 to $18.71 per share, of which approximately 1.9 million of the outstanding options to purchase common stock were exercisable. During the three months ended December 31, 2012, options to purchase 3,500 shares of common stock were granted at a weighted average exercise price of $15.29 per share, and we issued 298,983 shares of common stock as a result of stock option exercises with a weighted average exercise price of $4.77. In addition, during the three months ended December 31, 2012, we granted 116,300 restricted stock units at an average fair value per share of $14.78.

SEASONALITY

We believe our operations are not materially affected by seasonal factors, although we have experienced fluctuations in our revenues from period to period.

CONTINGENCIES

For information regarding contingencies, see Part I, Item 1. Financial Information Note 12 of the Notes to Condensed Consolidated Financial Statements "Commitments and Contingencies” and PART II – Item 1. "Legal Proceedings.”

OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2013, the Company had an outstanding letter of credit issued under our domestic credit facility to ensure payment of a bond to certain Mexican taxing authorities in the amount of $3.5 million.  Such off-balance sheet arrangements are not reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of business, primarily associated with interest rate fluctuations and foreign currency exchange rates, primarily with respect to our former operations in Mexico. Effective as of December 31, 2012, we sold our remaining units in Mexico to our Mexico customer, and no longer operate any units in Mexico; we may, however, be subject to certain business expenses in Mexico as our foreign entities continue to exist. Accordingly, there have been no material changes in our assessment of sensitivity to market risk since those described in "Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

As of December 31, 2013, we had total debt outstanding of $28.7 million at an effective interest rate of 2.92%, and no amounts were outstanding on our revolving credit facility or the draw-to term loan. The revolving credit facility had approximately $20.6 million and the draw-to term loan had approximately$16.4 million available as of December 31, 2013. Accordingly, there have been no material changes in our assessment of interest rate risk since those described in "Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2013.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting identified in management’s evaluation during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dollie Williams, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010, in the United States District Court for the Middle District of Alabama, Eastern Division, against the Company and others. The plaintiffs, who claim to have been patrons of VictoryLand, allege that the Company participated in gambling operations that violated Alabama state law by supplying to VictoryLand purportedly unlawful electronic bingo machines played by the plaintiffs and seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint under Ala. Code Sec. 8-1-150(A). The plaintiffs have requested that the court certify the action as a class action. On March 16, 2012, Walter Bussey and two other named plaintiffs were voluntarily dismissed. On March 29, 2013, the court entered an order granting the plaintiffs' motion for class certification. On April 12, 2013, the defendants jointly filed a petition with the Eleventh Circuit Court of Appeals seeking permission to appeal the court's ruling on class certification. On June 18, 2013, the Eleventh Circuit Court of Appeals entered an order granting the petition to appeal. Our appellate briefing was concluded on October 2, 2013, and oral argument has been scheduled for March 18, 2014. We continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, we are unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences for us in other jurisdictions.

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

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider factors discussed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013, which could materially affect our business, financial condition or future results. To the best of our knowledge, as of the date of this report there have been no material change in the risk factors described in our Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Common Shares by the Company

The following table provides information relating to our purchases of our common shares pursuant to our Share Repurchase Program for the three month period ended December 31, 2013:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
October1, 2013 to October 31, 2013	—	—	—	$35 million
November 1, 2013 to November 31, 2013	15,000	$29.14	15,000	$34.7 million
December 1, 2013 to December 31, 2013	61,079	$29.33	61,079	$32.9 million
Total	76,079	$29.30	76,079	$32.9 million

(1)
On November 15, 2012, the Company announced that the Board of Directors of the Company had approved a plan to repurchase up to $40 million of the Company’s outstanding common stock over the next three year period (the "2012 Share Repurchase Program"). Pursuant to the authorization, the Company may purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance with Company policies and applicable securities laws.  In addition, the Company has established a 10b5-1 plan, pursuant to which some of the purchases could be made from time to time in the open market, subject to certain pricing parameters. The actual number of shares to be purchased, if any, will depend upon market conditions and purchases are subject to the restrictions in the Company's Credit Agreement. Any shares purchased will be held in the Company’s treasury for possible future use. The 2012 Share Repurchase Program replaced a previous share repurchase program that was established in 2010.  Since December 2010, the Company has purchased a total of 2.6 million shares at an average price of $7.29 under the Company's share repurchase programs.

Payment of Dividends

We have never declared or paid any cash dividends on our common stock. We intend to retain our earnings to finance growth and development or buy back stock, and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our Credit Agreement restricts the payment of dividends and any declaration and payment of any dividends on our common stock would be at the discretion of our Board of Directors, subject to the terms of our Credit Agreement, our financial condition, capital requirements, future prospects, and other factors deemed relevant. See further discussion of the Credit Agreement, in “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

ITEM 6.                 EXHIBITS

(a)           Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	January 30, 2014	Multimedia Games Holding Company, Inc.

		By:	/s/ Adam Chibib
Adam Chibib
President and Chief Financial Officer
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