Form 10-Q
period 2014-03-31
MULTIMEDIA GAMES HOLDING COMPANY, INC.
filed 2014-04-30
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
OR

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

As of April 28, 2014, there were 29,612,709 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1.        FINANCIAL STATEMENTS

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2014 and September 30, 2013
(In thousands, except shares)

	March 31, 2014	September 30, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$123,425	$102,632
Accounts receivable, net of allowance for doubtful accounts of $342 and $342, respectively	30,791	26,566
Inventory	10,743	12,429
Notes receivable, current	2,640	2,093
Deferred tax asset	7,818	7,818
Prepaid expenses and other	3,623	2,423
Federal and state income tax receivable	—	2,855
Total current assets	179,040	156,816
Property and equipment and leased gaming equipment, net	78,012	77,458
Intangible assets, net	32,384	34,723
Notes receivable, non-current	3,558	4,841
Deferred tax asset, non current	2,690	2,690
Value added tax receivable, net of allowance of $707 and $707, respectively	2,899	2,862
Other assets	2,699	2,135
Total assets	$301,282	$281,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,700	$3,700
Accounts payable and accrued liabilities	26,702	29,129
Federal income tax payable	1,613	—
Deferred revenue	666	520
Total current liabilities	32,681	33,349
Long-term debt, less current portion	24,050	25,900
Long-term deferred tax liability	12,824	12,824
Other long-term liabilities	463	511
Total liabilities	70,018	72,584
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 38,228,008 and 37,802,950 shares issued, and 29,611,928 and 29,386,870 shares outstanding, respectively	382	378
Additional paid-in capital	139,152	131,232
Treasury stock, 8,616,080 and 8,416,080 common shares at cost, respectively	(72,997)	(66,886)
Retained earnings	164,727	144,217
Total stockholders’ equity	231,264	208,941
Total liabilities and stockholders’ equity	$301,282	$281,525

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended March 31, 2014 and 2013
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013
REVENUES:
Gaming operations	$37,758	$33,406	$71,366	$63,380
Gaming equipment and system sales	19,860	12,787	44,751	26,791
Other	559	378	1,219	702
Total revenues	58,177	46,571	117,336	90,873
OPERATING COSTS AND EXPENSES:
Cost of gaming operations revenue(1)	3,715	3,057	7,565	6,245
Cost of equipment and system sales	8,840	5,381	20,665	11,566
Selling, general and administrative expenses	13,602	11,575	27,320	22,918
Research and development	3,716	4,494	8,024	8,674
Amortization and depreciation	10,879	8,143	21,315	16,107
Total operating costs and expenses	40,752	32,650	84,889	65,510
Operating income	17,425	13,921	32,447	25,363
OTHER INCOME (EXPENSE):
Interest income	88	144	179	314
Interest expense	(231)	(293)	(489)	(589)
Other income (expense)	(3)	23	12	33
Income before income taxes	17,279	13,795	32,149	25,121
Income tax expense	(6,311)	(4,452)	(11,638)	(8,665)
Net income	$10,968	$9,343	$20,511	$16,456

Basic income per common share	$0.37	$0.33	$0.69	$0.58
Diluted income per common share	$0.35	$0.31	$0.66	$0.54

Shares used in net income per common share:
Basic	29,681	28,666	29,612	28,568
Diluted	31,024	30,348	30,998	30,252
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

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2014 and 2013
(In thousands)
(Unaudited)

	Six Months Ended
	March 31, 2014	March 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,511	$16,456
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and depreciation	21,315	16,107
Accretion of contract rights	4,827	3,955
Share-based compensation	2,593	1,855
Other non-cash items	64	1,307
Deferred income taxes	—	171
Interest income from imputed interest	(108)	(265)
Changes in operating assets and liabilities	878	(1,336)
Tax benefit from exercise of stock options	(3,461)	(3,188)
NET CASH PROVIDED BY OPERATING ACTIVITIES	46,619	35,062

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(17,928)	(25,534)
Acquisition of intangible assets and capitalized labor	(6,136)	(4,070)
Advances under development and placement fee agreements	—	(8,535)
Repayments under development agreements	869	7,555
NET CASH USED IN INVESTING ACTIVITIES	(23,195)	(30,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	1,869	5,583
Tax benefit from exercise of stock options	3,461	3,188
Principal payments of long-term debt	(1,850)	(1,850)
Purchase of treasury stock	(6,111)	(3,668)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(2,631)	3,253

Net increase in cash and cash equivalents	20,793	7,731
Cash and cash equivalents, beginning of period	102,632	73,755
Cash and cash equivalents, end of period	$123,425	$81,486

SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$231	$467
Income tax paid	$3,707	$2,823
NON-CASH TRANSACTIONS:
Change in contract rights resulting from imputed interest on development agreement notes receivable	$25	$308
Transfer of leased gaming equipment to inventory	$3,620	$1,323

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes contained within the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013. The unaudited condensed consolidated financial statements included herein as of March 31, 2014, and for each of the three and six month periods ended March 31, 2014 and 2013, have been prepared by the Company pursuant to accounting principles generally accepted in the United States ("U.S. GAAP"), and the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the period ended March 31, 2014 are not necessarily indicative of the results which will be realized for the year ending September 30, 2014. References to specific U.S. GAAP within this report cite topics within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). We have evaluated all subsequent events through the date that the condensed consolidated financial statements were issued.  The condensed consolidated balance sheet as of September 30, 2013 was derived from the audited consolidated financial statements as of that date.

The condensed consolidated financial statements include the accounts of Multimedia Games Holding Company, Inc. and its wholly-owned subsidiaries, including Multimedia Games, Inc., MGAM Technologies, LLC, MGAM Canada, Inc., MegaBingo International, LLC, Multimedia Games de Mexico, S. de R.L. de C.V., Multimedia Games de Mexico 1, S. de R.L. de C.V., and Servicios de Wild Basin S. de R.L. de C.V. Intercompany balances and transactions have been eliminated.

2.      SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES

For a complete description of our principal accounting policies see Note 2. “Significant Accounting Policies,” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. Shown below are certain of our principal accounting policies.

Revenue Recognition
For a description of our revenue recognition accounting policy, see Note 2. “Significant Accounting Policies – Revenue Recognition” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We have not made any changes in this critical accounting policy during the six months ended March 31, 2014.

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

Reclassifications
Reclassifications were made to the prior-period financial statements to conform to the current period presentation. A portion of "cost of gaming operations revenue" was reclassified from "research and development" on the condensed consolidated statements of operations. In addition, "tax benefit from exercise of stock options" was reclassified from "changes in operating assets and liabilities" on the condensed consolidated statements of cash flows. These reclassification did not have an impact on the Company’s previously reported results of operations, statements of cash flows or earnings per share amounts.

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

Level 1	quoted prices in an active market for identical assets or liabilities
Level 2
quoted prices in an active market for similar assets or liabilities, inputs other than quoted prices that are observable for similar assets or liabilities, inputs derived principally from or corroborated by observable market data by correlation or other means

Level 3	valuation methodology with unobservable inputs that are significant to the fair value measurement

The following summarizes the valuation of certain of the Company's financial assets and liabilities as of March 31, 2014 and September 30, 2013, based on the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
March 31, 2014
Assets:
Cash Equivalents:
Money market funds	$93,620	$—	$—	$93,620
Total	$93,620	$—	$—	$93,620

Liabilities:
Long-term debt	$—	$27,750	$—	$27,750
Total	$—	$27,750	$—	$27,750

September 30, 2013
Assets:
Cash Equivalents:
Money market funds	$84,049	$—	$—	$84,049
Total	$84,049	$—	$—	$84,049

Liabilities:
Long-term debt	$—	$29,600	$—	$29,600
Total	$—	$29,600	$—	$29,600

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

Costs of Computer Software
Software development costs have been accounted for in accordance with ASC Topic 985, “Software.”  Under ASC Topic 985, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized software development costs of approximately $3.4 million and $2.0 million for the three month periods ended March 31, 2014 and 2013, respectively, and $6.1 million and $4.0 million during the six month periods ended March 31, 2014 and 2013, respectively. Software development costs primarily consist of personnel costs and gaming lab testing fees. The Company begins to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, not to exceed five years. Amortization of software development costs is included in amortization and depreciation in the accompanying condensed consolidated statements of operations.

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

The Company granted to certain of its employees the option to purchase, in the aggregate, 8,300 and 25,112 shares of the Company's common stock during the three and six months ended March 31, 2014, respectively, and 33,300 and 36,800 shares of the Company's common stock during the three and six months ended March 31, 2013, respectively. Average fair value per share was $30.55 and $31.48 during the three and six months ended March 31, 2014 and $14.72 and $14.78 during the three and six months ended March 31, 2013, respectively.

The Company also granted awards of restricted stock units during the three and six months ended March 31, 2014. In accordance with ASC Topic 718 the Company records stock compensation for such awards at the full value of the award at the time of issuance over the vesting period of the award. The full value of the award is equivalent to the closing stock price of the Company's common stock on the date of grant. The Company granted 23,400 and 119,805 restricted stock units for the three and six months ended March 31, 2014 at an average fair value per share price of $32.17 and $29.32, respectively, and 42,500 and 158,800 restricted stock units for the three and six months ended March 31, 2013 at an average fair value per share price of $16.03 and $15.11, respectively.

Total pretax share-based compensation for the three months ended March 31, 2014 and March 31, 2013 was $1.3 million and $995,000, respectively. Total pretax share-based compensation for the six months ended March 31, 2014 and March 31, 2013 was $2.6 million, and $1.9 million, respectively.

As of March 31, 2014, $11.0 million of unamortized stock compensation expense, including estimated forfeitures, remains, which will be recognized over the vesting periods of the various stock option and restricted stock unit grants.

Recently Adopted Accounting Standards

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU No. 2011-11") to require new disclosures about offsetting assets and liabilities which requires an entity to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This new guidance became effective for the Company during the first quarter of the fiscal year ended September 30, 2014 ("fiscal 2014"). Other than requiring additional disclosures, this new guidance did not impact the Company's condensed consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, “Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” (“ASU No. 2013-02”) to improve the reporting of reclassifications out of accumulated other comprehensive income. This new guidance became effective for the Company during the first quarter of fiscal 2014. Other than requiring additional disclosures, this new guidance did not impact the Company's condensed consolidated financial statements.

Recently issued accounting pronouncements not yet adopted
In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU No. 2013-05”) which permits companies to release cumulative translation adjustments into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into earnings only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or, if a controlling financial interest is no longer held. ASU No. 2013-05 is effective for annual reporting periods beginning on or after December 15, 2013. The Company expects to adopt this guidance during the fiscal year ended September 30, 2015 ("fiscal 2015") and does not expect it will have a significant impact on its consolidated results of operations, financial condition and cash flows.
In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists(Topic 740)” (“ASU No. 2013-11”) to provide explicit guidance and eliminate the diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for annual reporting periods beginning on or after December 15, 2013. The Company expects to adopt this guidance during fiscal 2015 and does not expect it will have a significant impact on its consolidated results of operations, financial condition and cash flows.

3.      NOTES RECEIVABLE

The Company’s notes receivable consisted of the following:

	March 31, 2014	September 30, 2013
	(In thousands)
Notes receivable from development agreements	$6,434	$7,303
Less imputed interest discount reclassed to contract rights	(236)	(369)
Notes receivable, net	6,198	6,934
Less current portion	(2,640)	(2,093)
Notes receivable – non-current	$3,558	$4,841

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.  The notes receivable from development agreements balance includes a $6.5 million development agreement with the Chickasaw Nation for the Winstar Casino expansion entered into on November 19, 2012.

4.  DEVELOPMENT AND PLACEMENT FEE AGREEMENTS

The Company enters into development and placement fee agreements to provide financing for new gaming facilities or for the expansion or improvement of existing facilities. All or a portion of the funds provided under development agreements are reimbursed to the Company, while funding under placement fee agreements is not reimbursed. In return for the agreements, the facility dedicates a percentage of its floor space for the placement of the Company's electronic gaming machines (EGMs) over the term of the agreement which is generally for 12 to 83 months, and the Company receives a fixed percentage or flat fee of those machines' hold per day. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of the Company's guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The development agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the operating profits of the facility to be used to repay some or all of the advances recorded as notes receivable. Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the gaming facility. In the past the Company has, and in the future, the Company may, by mutual agreement, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset recovered for that particular development or placement fee agreement, if any, and the remaining net book value of the intangible asset is prospectively amortized on a straight-line method over the remaining estimated useful life.

On November 19, 2012, the Company entered into a new development agreement with the Chickasaw Nation to assist with the expansion of the Winstar Casino. As part of this agreement, the Company received the right to 150 unit placements for a period of 68 months in exchange for a refundable payment of $6.5 million. The payment was made in two equal installments in November 2012 and in January 2013.

On March 7, 2013, the Company paid an approximately $2.0 million placement fee to the Chickasaw Nation to extend the placement of 201 units in six casino locations across Oklahoma for an additional term of 50 months.

Management reviews intangible assets related to development and placement fee agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstances in the six month period ended March 31, 2014, which required an impairment charge to the carrying value of intangible assets recorded in connection with these agreements.

The following net amounts related to advances made under development and placement fee agreements and were recorded in the following balance sheet captions:

	March 31, 2014	September 30, 2013
Included in:	(In thousands)
Notes receivable, net	$6,198	$6,934
Intangible assets – contract rights, net of accumulated amortization	$19,614	$24,466

5.      PROPERTY AND EQUIPMENT AND LEASED GAMING EQUIPMENT

The Company’s property and equipment and leased gaming equipment consisted of the following:

	March 31, 2014			September 30, 2013
	Cost	Accum. Depr.	Net Book Value	Cost	Accum. Depr.	Net Book Value
	(In thousands)
Rental pool – deployed	$184,391	$(120,282)	$64,109	$178,490	$(114,461)	$64,029
Rental pool – undeployed	26,270	(21,481)	4,789	18,642	(14,335)	4,307
Machinery and equipment	5,052	(2,109)	2,943	5,609	(1,876)	3,733
Computer software	6,811	(3,822)	2,989	5,874	(3,522)	2,352
Vehicles	3,080	(1,870)	1,210	2,914	(1,595)	1,319
Other	5,016	(3,044)	1,972	4,778	(3,060)	1,718
Total property and equipment and leased gaming equipment (1)	$230,620	$(152,608)	$78,012	$216,307	$(138,849)	$77,458
______________________________________

(1)
Property and equipment and leased gaming equipment is depreciated as follows: Rental pool – deployed and undeployed, 2 to 4 years; Machinery and equipment, 5 to 7 years; Computer software, 3 to 5 years; Vehicles, 3 to 10 years; and Other, 3 to 7 years. Gaming equipment and third-party gaming content licenses begin depreciating when they are available for customer use.

The Company recorded depreciation and amortization expense related to property and equipment and leased gaming equipment of $9.0 million and $17.7 million for the three and six month periods ended March 31, 2014, respectively, and $6.8 million and $13.4 million for the three and six month periods ended March 31, 2013, respectively. The Company periodically reviews the depreciable lives of its property and equipment and leased gaming equipment.

In accordance with ASC Topic 360, “Property, Plant, and Equipment,” the Company (i) recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows; and (ii) measures an impairment loss as the difference between the carrying amount and fair value of the asset. During the six month period ended March 31, 2014, the Company did not experience a triggering event that would have caused an impairment analysis assessment.
During the three and six month periods ended March 31, 2014, the Company sold $2.3 million and $3.5 million respectively, of net book value related to the Company's proprietary units on trial or revenue share in our installed base. The majority of these sales were trial units that converted to a sale. During the three and six month periods ended March 31, 2014, the Company did not have any material disposals, or write-offs.
During the three month and six months ended March 31, 2013, the Company sold $0.1 million and $0.2 million, respectively, of net book value related to the Company's proprietary units on trial or revenue share in our installed base. The majority of these units were trial units that converted to a sale. During the three and six months ended March 31, 2013, the Company disposed of, or wrote off, $162,000 and $591,000, respectively, of net book value related to third-party gaming content licenses, installation costs, and other equipment.
Leased gaming equipment consist of rental pool assets that are either placed under participation arrangements at customer facilities (rental pool – deployed) or warehoused by the Company for future deployment (rental pool – undeployed).

6.      INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following:

	March 31, 2014			September 30, 2013
	Cost	Accum. Amort.	Net Book Value	Cost	Accum. Amort.	Net Book Value	Estimated Useful Lives
	(In thousands)
Contract rights under development and placement fee agreements	$61,053	$(41,439)	$19,614	$61,079	$(36,613)	$24,466	1-7 years
Internally-developed gaming software	30,903	(18,473)	12,430	25,116	(15,270)	9,846	1-5 years
Patents and trademarks	5,988	(5,648)	340	5,972	(5,561)	411	1-5 years
Total intangible assets, net	$97,944	$(65,560)	$32,384	$92,167	$(57,444)	$34,723

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements or placement fees. The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the accompanying consolidated statements of operations.

Internally developed gaming software is accounted for under the provisions of ASC Topic 985 “Software” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally-developed games over a two-year period, gaming engines over a three-to-five year period, gaming systems over a three-year period, and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the three and six month periods ended March 31, 2014 amortization expense related to internally-developed gaming software was $1.8 million and $3.5 million, respectively. For the three and six month periods ended March 31, 2013, amortization expense related to internally-developed gaming software was $1.3 million, and $2.6 million, respectively. During the three and six months ended March 31, 2014 the Company had no material write-offs related to internally-developed gaming software. During the three and six months ended March 31, 2013, the Company had write-offs related to internally-developed gaming software of $72,000 for both periods.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No triggering events were identified for the six months ended March 31, 2014.

7.  VALUE ADDED TAX RECEIVABLE

The Company's value added tax (VAT) receivable is a receivable from the Mexican taxing authority primarily related to a value added tax levied on product shipments originating outside of Mexico. At March 31, 2014 and September 30, 2013, the Company’s VAT receivable was $2.9 million.  The majority of the VAT receivable relates to equipment shipments that occurred in 2006 and 2007.
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
The VAT audit results also revealed that certain months contained no contested balances, while other months contained one or more contested balances. In fiscal years 2010 and 2011, the Company formally requested refunds for all months in which no contested balances arose from the audit, resulting in the receipt of approximately $3.6 million in refunds from those uncontested months. The Company's legal counsel suggested the Company wait to file on any portion of the contested months, until amounts were received from the uncontested months. In August 2012, the Company filed refund requests in the amount of $2.3 million for the remaining uncontested portions of 2006 and 2007. In November 2012, the Mexican taxing authority requested additional documentation which was supplied to them in December 2012. As of March 31, 2014, the Mexican taxing authority has given the Company no indication that the outstanding refund requests will be contested. The Company expects a formal ruling concerning the unpaid balance during calendar 2014.
See the Notes to Condensed Consolidated Financial Statements; Note 9, "Termination of Mexico Operations."

8.      CREDIT AGREEMENT AND LONG-TERM DEBT

The Company’s Credit Agreement and long-term debt consisted of the following:

	March 31, 2014	September 30, 2013
	(In thousands)
Term loan facility	$27,750	29,600
Less: current portion of long-term debt	(3,700)	(3,700)
Long-term debt, less current portion	$24,050	$25,900

On August 3, 2011, the Company entered into an amended and restated credit agreement with Comerica Bank in its capacity as administrative agent and lead arranger and Wells Fargo Bank, N.A., as syndication agent (the "Credit Agreement") to provide the Company a $74.0 million credit facility which replaced its previous credit facility with Comerica Bank in its entirety. The Credit Agreement consists of three facilities: an approximately $20.6 million revolving credit facility, a $37.0 million term loan, and an approximately $16.4 million draw-to term loan. On February 3, 2014 the $16.4 million draw-to term loan expired.

The Credit Agreement, and advances made thereunder, mature on August 3, 2016. The term loan is amortized on a straight-line basis over a ten-year period, payable in equal quarterly installments of $925,000. The revolving credit facility provides the Company the ability to finance development and placement agreements, acquisitions, and working capital for general corporate purposes. As of March 31, 2014, $27.8 million was outstanding on the term loan which bore interest at 2.91%. No amounts were outstanding on the revolving credit facility, which had approximately $20.6 million available as of March 31, 2014. The Company has the ability to draw on the revolving credit facility until the maturity of the Credit Agreement on August 3, 2016. Availability under the Credit Agreement is reduced to the extent of a $3.5 million outstanding letter of credit.

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

The Credit Agreement is collateralized by substantially all of the Company’s assets. The Company is subject to two primary financial covenants: a total leverage ratio and a fixed charge coverage ratio. The total leverage ratio is calculated as total net funded debt to consolidated EBITDA (which is defined in the Credit Agreement as net income before interest expense, tax expense, depreciation and amortization expense, stock compensation expense and any extraordinary, unusual or non-cash non-recurring expenses up to $7.5 million for any trailing twelve month period, less any non-cash income items, including income tax credits, and any extraordinary income or gains). Total net funded debt is defined as total funded debt of the Company less unrestricted cash in excess of $10.0 million. The Company is required to maintain a total leverage ratio of less than 1.5.

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

As of March 31, 2014, the Company was in compliance with all loan covenants.

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

Due to the immaterial nature of the Company's Mexico operations, the Company is not reporting the termination of the Mexico operations as a discontinued operation for reporting purposes. For the six months ended March 31, 2014 and 2013, the Mexico operations represented zero and less than 1%, respectively, of total revenue, total assets, and net income for each period.
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

	Three Months Ended		Six Months Ended
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Net income available to common shareholders (in thousands)	$10,968	$9,343	$20,511	$16,456
Weighted average common shares outstanding	29,681,249	28,666,249	29,611,928	28,567,974
Effect of dilutive securities:
Stock options and restricted shares	1,343,156	1,681,902	1,385,958	1,684,415
Weighted average common and potential shares outstanding	31,024,405	30,348,151	30,997,886	30,252,389
Basic income per share	$0.37	$0.33	$0.69	$0.58
Diluted income per share	$0.35	$0.31	$0.66	$0.54

In the three and six months ended March 31, 2014, options to purchase 85,984 and 79,480 shares of common stock, with exercise prices ranging from $24.70 to $36.95 for both periods, were not included in the computation of dilutive income per share, due to their antidilutive effect.
In the three and six months ended March 31, 2013, options to purchase 42,957 and 141,290 shares of common stock, with exercise prices ranging from $13.00 to $19.67 and $11.33 to $19.67, respectively, were not included in the computation of dilutive income per share, due to their antidilutive effect.

11. COMMON STOCK REPURCHASE PROGRAM

On November 15, 2012, the Company announced that its Board of Directors had authorized a program to repurchase up to $40.0 million of its outstanding common stock over the next three-year period. During the three and six month period ended March 31, 2014, the Company purchased 123,921 and 200,000, shares of its common stock for approximately $3.9 million and $6.1 million at an average cost of $31.29 and $30.53 per share, respectively, exclusive of broker fees. At March 31, 2014 and March 31, 2013, approximately $29.1 million and $36.3 million remained on the repurchase authorization. Pursuant to the authorization, the Company may purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance with Company policies and applicable securities laws. In addition, the Company has established a 10b5-1 plan, pursuant to which some of the purchases could be made from time to time in the open market, subject to certain pricing parameters. The actual number of shares to be purchased, if any, will depend upon market conditions, and purchases are subject to the restrictions in the Company's Credit Agreement.  Any shares purchased by the Company will be held in the Company’s treasury for possible future use.

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

Dollie Williams, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010, in the United States District Court for the Middle District of Alabama, Eastern Division, against the Company and others. The plaintiffs, who claim to have been patrons of VictoryLand, allege that the Company participated in gambling operations that violated Alabama state law by supplying to VictoryLand purportedly unlawful electronic bingo machines played by the plaintiffs and seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint under Ala. Code Sec. 8-1-150(A). The plaintiffs have requested that the court certify the action as a class action. On March 16, 2012, Walter Bussey and two other named plaintiffs were voluntarily dismissed. On March 29, 2013, the court entered an order granting the plaintiffs' motion for class certification. On April 12, 2013, the defendants jointly filed a petition with the Eleventh Circuit Court of Appeals seeking permission to appeal the court's ruling on class certification. On June 18, 2013, the Eleventh Circuit Court of Appeals entered an order granting the petition to appeal. Following briefing and oral argument, the Eleventh Circuit Court of Appeals entered an order on April 2, 2014, reversing the district court’s ruling on class certification and remanding the case to the district court. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, the Company is unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences for the Company in other jurisdictions.

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

	March 31, 2014	September 30, 2013
	(In thousands)
Raw materials and component parts, net of reserves of $646 and $719, respectively	$6,540	$7,010	(a)
Work in progress	962	2,931	(a)
Finished goods	3,241	2,488
Total Inventory	$10,743	$12,429
(a) Certain prior period amounts have been reclassified to conform to the current year presentation. There is no impact to the condensed consolidated financial statements as a result of this change.

OTHER ASSETS

Other assets consist of restricted cash, long-term prepaids, and refundable deposits. At March 31, 2014 and September 30, 2013, the restricted cash balances were $463,000 and $511,000, respectively, representing the fair value of investments held by the Company's prize fulfillment firm related to outstanding MegaBingo® jackpot prizes.

OTHER LONG-TERM LIABILITIES

Other long-term liabilities include investments held at fair value by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities and the long-term portion of deferred revenue. The long-term liabilities were $463,000 and $511,000 as of March 31, 2014 and September 30, 2013, respectively, the majority of which is related to the prize fulfillment annuities.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consisted of the following:

	March 31, 2014	September 30, 2013
	(In thousands)
Trade accounts payable	$6,502	$9,215
Accrued expenses	7,580	6,727
Accrued bonus and salaries	10,302	10,809
Marketing reserve	1,421	1,589
Other	897	789
Accounts payable and accrued liabilities	$26,702	$29,129

On February 1, 2012, the Company's shareholders approved a Long-Term Incentive Program (LTIP) for certain members of the Company's executive management team. The LTIP has a performance stock component and performance cash component. The performance cash component is based on the three year performance of the Company for the 2012, 2013 and 2014 fiscal years. Pursuant to the LTIP, if the Company meets certain cumulative revenue and earnings per share performance goals, then those members of the executive management team named in the LTIP will receive a cash award. The LTIP specifies a minimum, target and maximum award amount based on the cumulative revenue and earnings per share total. As of March 31, 2014, the Company believes that the maximum award amount will be earned based on historical financial results and projected revenue and earnings per share amounts for the remaining period covered by the LTIP. Therefore, the Company has recorded approximately $4.2 million and $3.3 million in accrued bonuses for the performance cash component of the LTIP as of March 31, 2014 and September 30, 2013, respectively. During the six months ended March 31, 2014 and March 31, 2013, the Company recorded expense of $1.2 million of which $0.3 million was related to the performance stock component and $0.9 million was related to the performance cash component for each period. The cash component is included in accrued liabilities, while the stock component is recorded in additional paid in capital.

Separately from the VAT matter discussed in Note 7 above, one of the Company's Mexican subsidiaries was under audit by the Mexico taxing authorities for income tax matters related to the tax years ending December 31, 2006 and 2007. After several appeals, in fiscal year 2013, the Company determined to file a request for tax amnesty for these income tax proceedings under a program formalized by the Mexico taxing authorities in fiscal year 2013 for both the 2006 and 2007 tax years. Pursuant to the amnesty program, Multimedia Games de Mexico paid approximately $2,300 and $2.0 million for the 2006 and 2007 tax years, respectively, to settle the tax matters. On July 26, 2013 and August 28, 2013, the taxing authorities confirmed that there was no longer a tax contingency for the 2006 and 2007 periods, respectively. As of September 30, 2013, no reserve was maintained by the Company for these tax matters and this matter is considered resolved.

14. SUBSEQUENT EVENTS

On April 29, 2014, Multimedia Games, Inc. (“Multimedia Games”), a wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with PokerTek, Inc., a North Carolina corporation (“PTEK”), and 23 Acquisition Co., a North Carolina corporation and a wholly owned subsidiary of Multimedia Games (“Merger Sub”).  The Merger Agreement provides for the merger of Merger Sub with and into PTEK (the “Merger”), with PTEK surviving the Merger as a wholly owned subsidiary of Multimedia Games.  Pursuant to the Merger, Multimedia Games will acquire PTEK for $1.35 per share in cash, for a total consideration of approximately $13 million.  The Merger is expected to close in the 2014 calendar year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 filed with the Securities and Exchange Commission on November 14, 2013. This discussion and analysis also contains forward-looking statements and should also be read in conjunction with the disclosures and information contained in the cautionary note on Forward Looking Statements above and in "Part II, Item 1A. Risk Factors." The following discussion and analysis is intended to enhance the reader’s understanding of our business environment, financial condition and results of operations.

OVERVIEW

Multimedia Games designs, manufactures and supplies gaming machines and systems to casino operators in North America,domestic lottery operators, and commercial bingo gaming facility operators. The Company's revenues are generated from the operation of gaming units in revenue-sharing or flat fee leasing arrangements and from the sale of gaming units and systems that feature proprietary and licensed game themes. We lease and sell our gaming units and systems in a variety of regulated markets, including slot machines, video lottery terminals and electronic bingo machines, collectively referred to as electronic gaming machines (EGMs). The Company serves gaming facilities operated by commercial and Native American casinos and derives the majority of its gaming revenue from participation arrangements or development and placement fee agreements. Under participation arrangements, the Company places EGMs and systems as well as its proprietary and other licensed game content at a customer’s facility, with no specific contract period, in return for either a share of the revenues that these EGMs and systems generate or for a fixed daily lease fee. The Company enters into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities in exchange for a certain amount of floor space for a contracted period of time. All or a portion of the funds provided under development agreements are reimbursed to the Company, while funding under placement fee agreements is not reimbursed. For more information on our development, placement and participation arrangements, please see "Results of Operations" below.

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

We are focused on growing by executing a business plan focused on the following key initiatives: product expansion in existing and new jurisdictions throughout the country, profit increases through prudent expense management and capital investments, and the creation of products and technologies that can contribute to our growth into new markets, pending regulatory approvals. We remain focused on expanding market share through new product introductions and more effective utilization of sales and marketing efforts across the organization. The creation of our proprietary products and market expansion is a key area of focus for our company. As a result of our efforts, during the three months ended March 31, 2014 and 2013, we saw growth in both our domestic installed base and our unit sale business. We expect that revenue growth during the fiscal year ended September 30, 2014 ("fiscal 2014") will continue to be driven by further increases in the domestic installed base as well as growth in new unit sales, although such growth and increases may be at a lower rate than the fiscal year ended September 30, 2013.

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

Addressable Market Expansion

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

RESULTS OF OPERATIONS

Three Months and Six Months Ended March 31, 2014 Compared to Three Months and Six Months Ended March 31, 2013

Below are our revenues and costs and expenses for the periods noted above.  This information should be read in conjunction with our condensed consolidated financial statements and notes thereto.

	Three Months Ended			Six Month Ended
	March 31, 2014	March 31, 2013	% change	March 31, 2014	March 31, 2013	% change
	(in thousands)			(in thousands)
REVENUES:
Gaming operations	$37,758	$33,406	13.0%	$71,366	$63,380	12.6%
Gaming equipment and system sales	19,860	12,787	55.3%	44,751	26,791	67.0%
Other	559	378	47.9%	1,219	702	73.6%
Total revenues	$58,177	$46,571	24.9%	$117,336	$90,873	29.1%

	Three Months Ended			Six Months Ended
	March 31, 2014	March 31, 2013	% change	March 31, 2014	March 31, 2013	% change

Revenues	(in thousands)			(in thousands)
Gaming Operations
Participation revenue	$33,633	$29,162	15.3%	$63,165	$55,325	14.2%
Lottery	4,125	4,244	(2.8)%	8,201	8,055	1.8%
Gaming Equipment and Systems Sales
Player terminal & equipment sales	18,295	10,969	66.8%	42,227	23,016	83.5%
Systems sales	1,565	1,818	(13.9)%	2,524	3,775	(33.1)%
Other Revenue	559	378	47.9%	1,219	702	73.6%
Total Revenues	58,177	46,571	24.9%	117,336	90,873	29.1%
Operating Costs and Expenses
Cost of gaming operations revenue	3,715	3,057	21.5%	7,565	6,245	21.1%
Cost of equipment and systems sales	8,840	5,381	64.3%	20,665	11,566	78.7%
Selling, general and administrative	13,602	11,575	17.5%	27,320	22,918	19.2%
Research and development	3,716	4,494	(17.3)%	8,024	8,675	(7.5)%
Amortization and depreciation	10,879	8,143	33.6%	21,315	16,107	32.3%
Other income (expense), net	(146)	(126)	15.9%	(298)	(242)	23.1%
End-of-period domestic installed player terminal base

	March 31, 2014	March 31, 2013	% Change
Domestic participation units, by regions
East	1,529	1,645	(7.1)%
Central (a)	9,048	8,852	2.2%
West	2,175	1,215	79.0%
Total domestic participation units	12,752	11,712	8.9%
(a) Player terminals located in Oklahoma are included in this data, which included 8,072 units as of March 31, 2014 and 8,173 units as of March 31, 2013.

The following table shows the participation units and revenue under development and placement fee agreements, as well as, participation agreements as follows:

	Six months ended March 31, 2014			Six months ended March 31, 2013			Fee ranges	Expiration Range
	Number of units	Participation revenue (in thousands)	% of Total Revenue	Number of units	Participation revenue (in thousands)	% of Total Revenue
Development and Placement Fee Agreements	6,281	$22,176	35%	6,181	25,040	45%	20% -30%	April 2014 - Oct 2018
Participation Agreements	6,471	40,988	65%	5,531	30,284	55%	7% - 30%	N/A
	12,752	$63,164	100.0%	11,712	$55,324	100.0%

Units placed under development and placement fee agreements provide us with the ability to place player terminals on a customer's casino floor, generally for some specified period of time, for either a share of the revenues that these terminals and systems generate or for a fixed daily lease fee. We define development agreements as those arrangements in which funds are provided to a casino operator to be used for the construction of a new facility or the renovation of an existing facility and that are contracted to be refunded to us, generally in monthly installments. Placement fee agreements, however, provide similar funding to the customer but are generally not designated for a particular purpose and are not refunded to us. Participation agreements are less formal arrangements that allow for product to be placed on a customer's floor, but generally do not have a designated term which provides both the customer and us the flexibility to make changes to the number of player terminals placed in the casino. See also, Note 4 of the Condensed Consolidated Financial Statements, "Development and Placement Fee Agreements".

Results of operations for the three and six months ended March 31, 2014 compared to March 31, 2013

During the three months ended March 31, 2014, total revenue increased to $58.2 million, compared to $46.6 million for the three months ended March 31, 2013, an $11.6 million, or 24.9% increase. This increase is primarily due to an increase in proprietary unit sales and participation revenue in both new and existing markets.

Total revenues for the six months ended March 31, 2014 were $117.3 million, compared to $90.9 million for the six months ended March 31, 2013, a $26.5 million, or 29.1% increase, primarily due to an increase in proprietary unit sales as well as increase in participation revenue in both new and existing markets.

Gaming Operations – Participation Revenue

•
East: Gaming revenues from the eastern region were $5.0 million in the three months ended March 31, 2014, compared to $4.0 million in the three months ended March 31, 2013, an increase of $1.0 million, or 25%, due to new additions in placement units and revenue recognized that was previously deferred. During the six months ended March 31, 2014, Eastern region gaming operation revenue was $9.5 million compared to $7.4 million during the the six months ended March 31, 2013. The increase in revenue was primarily the result of an increase in 95 participation units to our install base, excluding 221 units which were sold in Alabama during the first quarter of fiscal 2014, improved game performance in Wisconsin and Florida and recognizing previously deferred revenue. Participation units as of March 31, 2014 were 1,529, compared to 1,645 as of March 31, 2013.

•
Central: Gaming revenues from the central region were $18.4 million for three months ended March 31, 2014 and March 31, 2013. During the six months ended March 31, 2014, gaming revenue from the central region declined slightly to $34.6 million from $34.9 million compared to same period last year, primarily due to bad weather conditions in the Central region during the first quarter of fiscal 2014. Participation units, excluding Oklahoma, as of March 31, 2014 were 976 compared to 679 as of March 31, 2013. The majority of the increase was related to a unit count increase in Texas and New Mexico.

◦
Oklahoma: Participation revenue generated from Oklahoma was $15.0 million in the three months ended March 31, 2014, compared to $16.2 million in the three months ended March 31, 2013, a decrease of $1.2 million, or 7.1%. During the six months ended March 31, 2014, gaming revenue from Oklahoma was $28.2 million, compared to $31.2 million during the three months ended March 31, 2014, primarily due to unusual weather conditions in Oklahoma and north Texas, including the Dallas-Fort Worth area. Participation units as of March 31, 2014 were 8,072 compared to 8,173 as of March 31, 2013 due to units sold out of the installed base in Oklahoma which were previously on revenue share arrangements.

•
West: Gaming revenues from the western region were $10.2 million in the three months ended March 31, 2014, compared to $6.8 million in the three months ended March 31, 2013, an increase of $3.4 million, or 49.9%, mainly as a result of an increase in 960 participation units, predominantly in Nevada and California. Gaming revenue for the western region increased by 47.7% to $19.0 million during the six months ended March 31, 2014 compared to the six months ended March 31, 2013. The increase in revenue is primarily due to an increase in participation installed base in the Western region. Participation units as of the March 31, 2014 were 2,175 compared to 1,215 as of March 31, 2013.

Gaming Operations – Lottery

•
During the three months ended March 31, 2014, New York lottery system experienced a slight revenue decline of 2.8% to $4.1 million compared $4.2 million in the three months ended March 31, 2013. The decline in revenue was primarily due to bad weather conditions.

•
Revenues from the New York Lottery system increased slightly, by $146,000, or 1.8%, to $8.2 million in the six months ended March 31, 2014 from $8.1 million in the six months ended March 31, 2013. The increase in New York Lottery system revenue is attributable to an increase in the total number of customer units, which were 18,144 as of March 31, 2014 and 17,450 as of March 31, 2013.

Gaming Equipment and System Sales

•
Total player terminal and equipment sales were $18.3 million for the three months ended March 31, 2014, compared to $11.0 million for the three months ended March 31, 2013, an increase of 66.8%. Player terminal and equipment license sales during the three months ended March 31, 2014 included the sale of 1,094 proprietary units, compared to sales of 580 proprietary units during the three months ended March 31, 2013. The player terminal and equipment sales increase is attributable to continued growth in new and existing markets. During the three months ended March 31,2014, revenue recognized related to deferred revenue was not material compared to $480,000 in same period last year.

•
Systems sales revenue for the three months ended March 31, 2014 was $1.5 million compared to $1.8 million for the three months ended March 31, 2013. The decrease is the result of a decline in stand alone license and parts sales.

•
Total player terminal and equipment sales were $42.2 million for the six months ended March 31, 2014, compared to $23.0 million for the six months ended March 31, 2014, an increase of $19.2 million, or 83.5%. Player terminal and equipment license sales in the six months ended March 31, 2014 included the sale of 2,469 proprietary units, compared to sales of 1,224 proprietary units during the six months ended March 31, 2013. The player terminal and equipment sales increase is attributable to continued growth in new markets and continued penetration into existing markets as well as a large sale to an existing customer in Alabama. Player terminal and equipment license sales also include $164,000 and $1.1 million related to deferred revenue recognized during the six months ended March 31, 2014 and March 31, 2013, respectively, due to final execution of deliverables or mutual agreement to changes in contract terms.

•
Systems sales revenue for the six months ended March 31, 2014 was $2.4 million compared to $3.8 million for the six months ended March 31, 2013. The decrease is the result of a decline in stand alone license and parts sales.

Other Revenue

•
Other sales revenue was $559,000 during the three months ended March 31, 2014, compared to $378,000 during the three months ended March 31, 2013, a 47.9% increase. This increase relates to a increase of maintenance and service contract revenue.

•
Other sales revenue was $1.2 million in the six months ended March 31, 2014, compared to $0.7 million in the six months ended March 31, 2013, a 73.6% increase. This increase relates to a increase of maintenance and service contract revenue in the six months ended March 31, 2014.

Cost of Gaming Operations Revenue

•
In the three months ended March 31, 2014, the total cost of gaming operations, which primarily relates to field service and network operations personnel increased by $658,000, or 21.5%, to $3.7 million from $3.1 million in the three months ended March 31,2013. Costs of gaming operations revenue increased primarily due to the increase in the player terminal installed base.

•
Total cost of gaming operations revenue, which primarily relates to field service and network operations personnel increased $1.3 million, or 21.1%, to $7.6 million in the six months ended March 31, 2014, from $6.2 million in the six months ended March 31, 2013. Costs of gaming operations revenue increased primarily due to the increase in the player terminal installed base.

Cost of Equipment & System Sales

•
During the three months ended March 31,2014, the cost of equipment and system sales, which includes the cost of goods sold for player terminals and other equipment and system sales, increased $3.5 million, or 64.3%, to $8.8 million, from $5.4 million in the three months ended March 31, 2013, primarily due to the increase in player terminal equipment sales. Cost of equipment and system sales during the three months ended March 31, 2014 includes $26,000 of costs of prior period shipments being amortized from deferred revenue over the contract period compared to $432,000 in three months ended March 31,2013.

•
Cost of equipment and system sales, which includes the cost of goods sold for player terminals and other equipment and system sales, increased $9.1 million, or 78.7%, to $20.7 million in the six months ended March 31, 2014, from $11.6 million in the six months ended March 31, 2013, primarily due to the increase in player terminal equipment sales. Cost of equipment and system sales in the six months ended March 31, 2014 includes $1.4 million related to the sale of gaming equipment during the period and $58,000 of costs of prior period shipments being amortized from deferred revenue over the contract period. Cost of equipment and system sales in the six months ended March 31, 2013 includes $0.7 million related to the sale of gaming equipment during the period and $0.4 million of costs of prior period shipments being amortized from deferred revenue over the contract period.

Selling, General and Administrative Expenses

•
Selling, general and administrative expenses, or SG&A, increased approximately $2.0 million, or 17.5%, to $13.6 million during the three months ended March 31, 2014, from $11.6 million in the three months ended March 31, 2013. This increase was primarily a result of an increase in salaries and wages, employee benefits of approximately $900,000 and an increase in legal and professional fees of $536,000 and repair and maintenance expense of $330,000.

•
SG&A increased approximately $4.4 million, or 19.2%, to $27.3 million in the six months ended March 31, 2014, from $22.9 million in the six months ended March 31, 2013. This increase was primarily a result of an increase in salaries and wages and employee benefits of approximately $1.9 million and stock compensation and annual incentive expense of $1.1 million offset by a reduction in travel and entertainment expense of $200,000.

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

During the three months ended March 31,2014, research and development expense decreased by $778,000, or 17.3% to $3.7 million from $4.5 million during the three months ended March 31, 2013. This decrease is attributable to a larger number of employees within research and development and a higher portion of their labor being capitalized for game development and other capitalizeable projects during the quarter compared to second quarter of last year.
Research and development expenses decreased approximately $0.7 million, or 7.5%, to $8.0 million in the six months ended March 31, 2014, from $8.7 million in the six months ended March 31, 2013. Our research and development costs decreased primarily due to a reduction in contract labor expense.

Amortization and Depreciation

•
During the three months ended March 31,2014, the depreciation expense increased $2.2 million, or 33.1%, to $9.0 million, from $6.8 million in the three months ended March 31, 2013, primarily as a result of continued increases in our installed base.

•
Depreciation expense increased $4.3 million, or 32.5%, to $17.7 million in the six months ended March 31, 2014, from $13.4 million in the six months ended March 31, 2013, primarily as a result of continued increases in our installed base.

•
During the three months ended March 31, 2014, amortization expense increased $494,000, or 36.1%, to $1.9 million, compared to $1.4 million during the three months ended March 31,2013, primarily because of an increase in capitalized software costs, which led to an increase in the associated amortization expense.

•
Amortization expense increased $0.9 million , or 32.5%, to $3.6 million in the six months ended March 31, 2014, compared to $2.7 million in the six months ended March 31, 2013, primarily because of an increase in capitalized software costs, which led to an increase in the associated amortization expense.

Other Income and Expense

•
In the three months ended March 31, 2014, interest income decreased $56,000, or 38.9%, to $88,000 from $144,000 in the three months ended March 31, 2013 due to reduced outstanding note receivable balances. During the three months ended March 31, 2014, we recorded imputed interest of $54,000 relating to development agreements with an imputed interest rate range of 2.96% to 5.25% compared to $118,000 relating to development agreements with an imputed interest rate range of 2.95% to 9.00% in the three months ended March 31, 2013.

•
Interest income decreased $135,000, or 43.0%, to $179,000 in the six months ended March 31, 2014, from $314,000 in the six months ended March 31, 2013 due to reduced outstanding note receivable balances. During the six months ended March 31, 2014, we recorded imputed interest of $108,000 relating to development agreements with an imputed interest rate range of 2.96% to 5.25%, compared to $264,000 relating to development agreements with an imputed interest rate range of 2.95% to 9.00% in the six months ended March 31, 2013.

•
During the three months ended March 31, 2014 interest expense decreased by $62,000, or 21.2%, to $231,000 from $293,000 in the three months ended March 31, 2013 due to a reduction in interest rates charged under our Credit Agreement and a reduction in the outstanding debt balance.

•
Interest expense decreased $100,000 , or 17.0%, to $489,000 in the six months ended March 31, 2014, from $589,000 in the six months ended March 31, 2013 due to a reduction in interest rates charged under our Credit Agreement and a reduction in the outstanding debt balance.

Income Taxes

•
In the three months ended March 31, 2014, income tax expense increased to $6.3 million compared to an expense of $4.5 million in the three months ended March 31, 2013. These figures represent an effective income tax rate of 36.5% and 32.3% in the three months ended March 31, 2014 and 2013, respectively.

•
Income tax expense increased to $11.6 million in the six months ended March 31, 2014, compared to an expense of $8.7 million in the six months ended March 31, 2013. These figures represent an effective income tax rate of 36.2% and 34.5% in the six months ended March 31, 2014 and 2013, respectively.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A description of our critical accounting policies can be found in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended September 30, 2013. There were no material changes to those policies during the three months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Selected Financial Information

	March 31, 2013	September 30, 2013
	(In thousands)
Cash and Cash equivalents	$123,425	$102,632
Debt	27,750	29,600

Working capital
Current assets	179,040	156,816
Current liabilities	32,681	33,349
Working capital	$146,359	$123,467

Working Capital

As of March 31, 2014, we had $123.4 million in unrestricted cash and cash equivalents, compared to $102.6 million as of September 30, 2013. As of March 31, 2014 and September 30, 2013, we had approximately $30.8 million and $26.6 million, respectively, in accounts receivable, net of allowance. Our working capital as of March 31, 2014 was $146.4 million, compared to a working capital of $123.5 million at September 30, 2013. The increase in working capital was primarily the result of an increase in sales volumes and the exercise of stock options, as well as an increase in accounts receivable due to increased sales volumes.

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

As of March 31, 2014, our total contractual cash obligations were as follows (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Credit Agreement Term Loan(1)	$3,700	$24,050		$—	$27,750
Estimated Interest Payments(1)	738	1,154	—	—	1,892
Operating Lease Obligations(2)	2,023	1,698	77	—	3,798
Purchase Commitments	20,248	481	—	—	20,729
Total	$26,709	$27,383	$77	$—	$54,169

(1)	Consists of principal amounts outstanding under the term loan to our Credit Agreement and estimated interest payments at the Eurodollar rate plus the applicable spread (2.92% as of March 31, 2014).

(2)	Consists of operating leases for our facilities and office equipment.

Cash Flow Summary

The following table contains a summary of our Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2014 and 2013;

	Six Months Ended
	March 31, 2014	March 31, 2013	% change
	(in thousands)
Net change in Cash from:
Operating activities	$46,619	$35,062	33.0%
Investing activities	(23,195)	(30,584)	(24.2)%
Financing activities	(2,631)	3,253	(180.9)%
Change in cash and cash equivalents	$20,793	$7,731	169.0%

During the six month period ended March 31, 2014, we generated $46.6 million in cash from our operations, an increase of $11.6 million, or 33.0%, from $35.1 million during the six month period ended March 31, 2013. The increase was primarily the result of (i) a $4.1 million increase in net income; (ii) $5.2 million increase in amortization and depreciation; and (iii) a $2.2 million increase of changes in operating assets and liabilities.

Cash used in investing activities decreased $7.4 million, or 24.2%, to $23.2 million, in the six months ended March 31, 2014, from $30.6 million during the six months ended March 31, 2013. The decrease was primarily the result of a decrease in capital expenditures of $4.0 million and a decrease in advances under development agreements of $8.5 million, partially offset by a decrease of repayments by customers under development agreements of $6.7 million.

Additions to property and equipment and leased gaming equipment consisted of the following:

	Six Months Ended
	March 31,
	2014	2013
	(In thousands)
Gaming equipment	$15,470	$23,666
Third-party gaming content licenses	119	868
Other	2,339	1,000
Additions to property and equipment and leased gaming equipment	$17,928	$25,534

Cash used in financing activities increased by $5.9 million, or 180.9%, to $2.6 million during the six month period ended March 31, 2014, from cash provided by financing activities of $3.3 million during the six month period ended March 31, 2013. The increase was primarily the result of a reduction in the proceeds related to the exercise of stock options of $3.7 million, and $2.4 million increase in the purchase of treasury stock during the six months ended March 31, 2014 compared to the six months ended March 31, 2013.

Capital Expenditures

During the six months ended March 31, 2014, we used $17.9 million for capital expenditures of property and equipment compared to $25.5 million for the six months ended March 31, 2013. Our capital expenditures for the next 12 months will depend upon the number of new player terminals that we are able to place into service at new or existing facilities and the actual number of repairs and equipment upgrades to the player terminals that are currently in the field. We intend to increase the number of new player terminals through expansion into new markets, which we expect will increase our capital expenditures.

Credit Agreement

Our Credit Agreement, long-term debt consisted of the following:

	March 31, 2014	September 30, 2013
	(In thousands)
Term loan facility	$27,750	$29,600
Less: current portion of long-term debt	(3,700)	(3,700)
Long-term debt, less current portion	$24,050	$25,900

On August 3, 2011, certain of our subsidiaries entered into an amended and restated credit agreement with Comerica Bank in its capacity as administrative agent and lead arranger and Wells Fargo Bank, N.A., as syndication agent (the "Credit Agreement"), to provide us with a $74.0 million credit facility which replaced our previous credit facility with Comerica Bank in its entirety. The Credit Agreement consists of three facilities: an approximately $20.6 million revolving credit facility, a $37.0 million term loan, and an approximately $16.4 million draw-to term loan. On February 3, 2014 the $16.4 million draw-to term loan expired.

The Credit Agreement, and advances made thereunder, mature on August 3, 2016. The term loan is amortized on a straight-line basis over a ten-year period, payable in equal quarterly installments of $925,000. The revolving credit facility and the draw-to term loan provide the Company the ability to finance development and placement agreements, acquisitions, and working capital for general corporate purposes. As of March 31, 2014, $27.8 million was outstanding on the term loan which bore interest at 2.91%. No amounts were outstanding on the revolving credit facility, which had approximately $20.6 million available for borrowings as of March 31, 2014. The Company has the ability to draw on the revolving credit facility until maturity of the credit agreement on August 3, 2016. Availability under the Credit Agreement is reduced to the extent of a $3.5 million outstanding letter of credit.

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

The Credit Agreement is collateralized by substantially all of the Company’s assets. We are subject to two primary financial covenants: a total leverage ratio and a fixed charge coverage ratio. The total leverage ratio is calculated as total net funded debt to consolidated EBITDA (which is defined in the Credit Agreement as net income before interest expense, tax expense, depreciation and amortization expense, stock compensation expense and any extraordinary, unusual or non-cash non-recurring expenses up to $7.5 million for any trailing twelve month period, less any non-cash income items, including income tax credits, and any extraordinary income or gains). Total net funded debt is defined as total funded debt of the Company less unrestricted cash in excess of $10.0 million. We will be required to maintain a total leverage ratio of less than 1.5.

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

Stock Repurchase Authorizations

On November 15, 2012, we announced that our Board of Directors had authorized a program to repurchase up to $40 million of our outstanding common stock over a three-year period. During the three month period ended March 31, 2014 and March 31, 2013, the Company purchased 123,921 and 102,611, shares of its common stock for approximately $3.9 million and $1.6 million at an average cost of $31.29 and $16.00 per share, respectively, exclusive of broker fees. During the six month period ended March 31, 2014, the Company purchased 200,000, shares of its common stock for approximately $6.1 million at an average cost of $30.53 per share, respectively, exclusive of broker fees. At March 31, 2014, approximately $29.1 million remained on the repurchase authorization. Pursuant to the authorization, we may purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance with Company policies and applicable securities laws.  In addition, we have established a 10b5-1 plan, pursuant to which some of the purchases could be made from time to time in the open market, subject to certain pricing parameters. The actual number of shares to be purchased, if any, will depend upon market conditions and purchases are subject to the restrictions in our Credit Agreement. Any shares purchased will be held in the Company’s treasury for possible future use. The current share repurchase program replaced a previous share repurchase program that was established in 2010. Since December 2010, the Company has purchased approximately 2.7 million shares of its common stock for $22.8 million at an average cost of $8.39 per share, exclusive of broker fees.

Stock-Based Compensation

At March 31, 2014, we had approximately 2.0 million options to purchase common stock outstanding, with exercise prices ranging from $1.97 to $36.95 per share, of which approximately 1.7 million of the outstanding options to purchase common stock were exercisable. During the three months ended March 31, 2014, options to purchase 8,300 shares of common stock were granted at a weighted average exercise price of $30.55 per share, and we issued 356,108 shares of common stock as a result of stock option exercises with a weighted average exercise price of $6.86. In addition, we granted 119,805 restricted stock units during the six months ended March 31, 2014 at an average fair value per share of $29.32.

At March 31, 2013, we had approximately 3.0 million options to purchase common stock outstanding, with exercise prices ranging from $1.61 to $19.67 per share, of which approximately 1.5 million of the outstanding options to purchase common stock were exercisable. During the six months ended March 31, 2013, options to purchase 36,800 shares of common stock were granted at a weighted average exercise price of $14.78 per share, and we issued 901,357 shares of common stock as a result of stock option exercises with a weighted average exercise price of $6.19. In addition, during the six months ended March 31, 2013, we granted 158,800 restricted stock units at an average fair value per share of $15.11.

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

OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2014, the Company had an outstanding letter of credit issued under our domestic credit facility to ensure payment of a bond to certain Mexican taxing authorities in the amount of $3.5 million.  Such off-balance sheet arrangements are not reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources.

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

As of March 31, 2014, we had total debt outstanding of $27.8 million at an effective interest rate of 2.91%, and no amounts were outstanding on our revolving credit facility, which had approximately $20.6 million available as of March 31, 2014. Accordingly, there have been no material changes in our assessment of interest rate risk since those described in "Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2014.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting identified in management’s evaluation during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Dollie Williams, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010, in the United States District Court for the Middle District of Alabama, Eastern Division, against the Company and others. The plaintiffs, who claim to have been patrons of VictoryLand, allege that the Company participated in gambling operations that violated Alabama state law by supplying to VictoryLand purportedly unlawful electronic bingo machines played by the plaintiffs and seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the complaint under Ala. Code Sec. 8-1-150(A). The plaintiffs have requested that the court certify the action as a class action. On March 16, 2012, Walter Bussey and two other named plaintiffs were voluntarily dismissed. On March 29, 2013, the court entered an order granting the plaintiffs' motion for class certification. On April 12, 2013, the defendants jointly filed a petition with the Eleventh Circuit Court of Appeals seeking permission to appeal the court's ruling on class certification. On June 18, 2013, the Eleventh Circuit Court of Appeals entered an order granting the petition to appeal. Following briefing and oral argument, the Eleventh Circuit Court of Appeals entered an order on April 2, 2014, reversing the district court’s ruling on class certification and remanding the case to the district court. We continue to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, we are unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences for us in other jurisdictions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Common Shares by the Company

The following table provides information relating to our purchases of our common shares pursuant to our Share Repurchase Program for the three month period ended March 31, 2014:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2014 to January 31, 2014	38,500	$32.31	38,500	$32 million
February 1, 2014 to February 28, 2014	43,600	$30.66	43,600	$30 million
March 1, 2014 to March 31, 2014	41,821	$31.02	41,821	$29 million
Total	123,921	$31.29	123,921	$29 million

(1)
On November 15, 2012, the Company announced that the Board of Directors of the Company had approved a plan to repurchase up to $40 million of the Company’s outstanding common stock over the next three year period (the "2012 Share Repurchase Program"). Pursuant to the authorization, the Company may purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance with Company policies and applicable securities laws.  In addition, the Company has established a 10b5-1 plan, pursuant to which some of the purchases could be made from time to time in the open market, subject to certain pricing parameters. The actual number of shares to be purchased, if any, will depend upon market conditions and purchases are subject to the restrictions in the Company's Credit Agreement. Any shares purchased will be held in the Company’s treasury for possible future use. The 2012 Share Repurchase Program replaced a previous share repurchase program that was established in 2010. Since December 2010, the Company has purchased a total of 2.7 million shares at an average price of $8.39 under the Company's share repurchase programs.

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

Date:	April 30, 2014	Multimedia Games Holding Company, Inc.

		By:	/s/ Adam Chibib
Adam Chibib
President and Chief Financial Officer
(Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Incorporated by reference herein
EXHIBIT NO.	DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE
3.1	Amended and Restated Articles of Incorporation	10-QSB	000-28318	3.1	5/15/1997
3.2	Amendment to Articles of Incorporation	10-Q	001-14551	3.2	2/17/2004
3.3	Amendment to Articles of Incorporation	8-K	000-28318	3.1	4/5/2011
3.4	Seventh Amended and Restated Bylaws	8-K	000-28318	3.1	2/3/2014
31.1 *	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 **	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.