Form 10-Q
period 2014-06-30
MULTIMEDIA GAMES HOLDING COMPANY, INC.
filed 2014-07-30
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
OR

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

As of July 24, 2014, there were 29,681,503 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

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

FORM 10-Q

PART I
FINANCIAL INFORMATION
Item 1.        FINANCIAL STATEMENTS

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
As of June 30, 2014 and September 30, 2013
(In thousands, except shares)

	June 30, 2014	September 30, 2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$129,310	$102,632
Accounts receivable, net of allowance for doubtful accounts of $300 and $342, respectively	24,480	26,566
Inventory	12,675	12,429
Notes receivable, current	2,443	2,093
Deferred tax asset	7,818	7,818
Prepaid expenses and other	3,195	2,423
Federal and state income tax receivable	4,624	2,855
Total current assets	184,545	156,816
Property and equipment and leased gaming equipment, net	76,492	77,458
Intangible assets, net	31,635	34,723
Notes receivable, non-current	2,700	4,841
Deferred tax asset, non current	2,690	2,690
Value added tax receivable, net of allowance of $707 and $707, respectively	2,905	2,862
Other assets	2,319	2,135
Total assets	$303,286	$281,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,700	$3,700
Accounts payable and accrued liabilities	26,455	29,129
Deferred revenue	481	520
Total current liabilities	30,636	33,349
Long-term debt, less current portion	23,125	25,900
Long-term deferred tax liability	12,824	12,824
Other long-term liabilities	473	511
Total liabilities	67,058	72,584
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock: Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 38,535,302 and 37,802,950 shares issued, and 29,639,222 and 29,386,870 shares outstanding, respectively	385	378
Additional paid-in capital	144,485	131,232
Treasury stock, 8,896,080 and 8,416,080 common shares at cost, respectively	(81,002)	(66,886)
Retained earnings	172,360	144,217
Total stockholders’ equity	236,228	208,941
Total liabilities and stockholders’ equity	$303,286	$281,525

The accompanying notes are an integral part of the condensed consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended June 30, 2014 and 2013
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
REVENUES:
Gaming operations	$38,043	$34,314	$109,409	$97,694
Gaming equipment and system sales	12,072	13,451	56,823	40,242
Other	155	340	1,374	1,043
Total revenues	50,270	48,105	167,606	138,979
OPERATING COSTS AND EXPENSES:
Cost of gaming operations revenue(1)	3,788	3,704	11,353	10,359
Cost of equipment and system sales	5,853	5,461	26,518	17,027
Selling, general and administrative expenses	12,722	12,012	40,042	34,930
Research and development	4,327	4,053	12,351	12,316
Amortization and depreciation	11,058	8,900	32,373	25,007
Total operating costs and expenses	37,748	34,130	122,637	99,639
Operating income	12,522	13,975	44,969	39,340
OTHER INCOME (EXPENSE):
Interest income	83	85	262	399
Interest expense	(223)	(277)	(712)	(867)
Other income	12	—	24	33
Income before income taxes	12,394	13,783	44,543	38,905
Income tax expense	(4,762)	(5,334)	(16,400)	(14,000)
Net income	$7,632	$8,449	$28,143	$24,905

Basic income per common share	$0.26	$0.29	$0.95	$0.87
Diluted income per common share	$0.25	$0.28	$0.91	$0.82

Shares used in net income per common share:
Basic	29,419	28,960	29,639	28,781
Diluted	30,641	30,710	30,971	30,487
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

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2014 and 2013
(In thousands)
(Unaudited)

	Nine Months Ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,143	$24,905
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and depreciation	32,373	25,007
Accretion of contract rights	7,146	6,034
Share-based compensation	4,567	2,850
Other non-cash items	182	1,401
Deferred income taxes	—	548
Interest income from imputed interest	(155)	(320)
Changes in operating assets and liabilities	1,483	3,542
Tax benefit from exercise of stock options	(5,526)	(3,725)
NET CASH PROVIDED BY OPERATING ACTIVITIES	68,213	60,242

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(25,877)	(36,623)
Acquisition of intangible assets and capitalized labor	(9,444)	(6,605)
Advances under development and placement fee agreements	—	(8,535)
Repayments under development agreements	1,985	7,689
NET CASH USED IN INVESTING ACTIVITIES	(33,336)	(44,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,166	6,449
Tax benefit from exercise of stock options	5,526	3,725
Principal payments of long-term debt	(2,775)	(2,775)
Purchase of treasury stock	(14,116)	(4,838)
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(8,199)	2,561

Net increase in cash and cash equivalents	26,678	18,729
Cash and cash equivalents, beginning of period	102,632	73,755
Cash and cash equivalents, end of period	$129,310	$92,484

SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$712	$810
Income tax paid	$12,641	$4,018
NON-CASH TRANSACTIONS:
Change in contract rights resulting from imputed interest on development agreement notes receivable	$39	$328
Transfer of leased gaming equipment to inventory	$4,614	$1,911

The accompanying notes are an integral part of the condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.      Basis of Presentation

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes contained within the Company’s Annual Report on Form 10-K for the fiscal year ended September 30, 2013. The unaudited condensed consolidated financial statements included herein as of June 30, 2014, and for each of the three and nine month periods ended June 30, 2014 and 2013, have been prepared by the Company pursuant to accounting principles generally accepted in the United States ("U.S. GAAP"), and the rules and regulations of the Securities and Exchange Commission ("SEC"). They do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information presented reflects all adjustments consisting solely of normal recurring adjustments which are, in the opinion of management, considered necessary to present fairly the financial position, results of operations, and cash flows for the periods. Operating results for the period ended June 30, 2014 are not necessarily indicative of the results which will be realized for the year ending September 30, 2014. References to specific U.S. GAAP within this report cite topics within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”). We have evaluated all subsequent events through the date that the condensed consolidated financial statements were issued.  The condensed consolidated balance sheet as of September 30, 2013 was derived from the audited consolidated financial statements as of that date.

The condensed consolidated financial statements include the accounts of Multimedia Games Holding Company, Inc. and its wholly-owned subsidiaries, including Multimedia Games, Inc., MGAM Technologies, LLC, MGAM Canada, Inc., MegaBingo International, LLC, 23 Acquisition Co., Multimedia Games de Mexico, S. de R.L. de C.V., Multimedia Games de Mexico 1, S. de R.L. de C.V., and Servicios de Wild Basin S. de R.L. de C.V. Intercompany balances and transactions have been eliminated.

2.      SIGNIFICANT ACCOUNTING POLICIES AND USE OF ESTIMATES

For a complete description of our principal accounting policies see Note 2. “Significant Accounting Policies,” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. Shown below are certain of our principal accounting policies.

Revenue Recognition
For a description of our revenue recognition accounting policy, see Note 2. “Significant Accounting Policies – Revenue Recognition” to our Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. We have not made any changes in this critical accounting policy during the nine months ended June 30, 2014.

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

The following summarizes the valuation of certain of the Company's financial assets and liabilities as of June 30, 2014 and September 30, 2013, based on the fair value hierarchy:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
June 30, 2014
Assets:
Cash Equivalents:
Money market funds	$93,655	$—	$—	$93,655
Total	$93,655	$—	$—	$93,655

Liabilities:
Long-term debt	$—	$26,825	$—	$26,825
Total	$—	$26,825	$—	$26,825

September 30, 2013
Assets:
Cash Equivalents:
Money market funds	$84,049	$—	$—	$84,049
Total	$84,049	$—	$—	$84,049

Liabilities:
Long-term debt	$—	$29,600	$—	$29,600
Total	$—	$29,600	$—	$29,600

The carrying value of financial instruments reported in the accompanying condensed consolidated balance sheets for cash, accounts receivable, notes receivable, accounts payable, and accrued expenses payable and other liabilities, approximate fair value due to the immediate or short-term nature or maturity of these financial instruments.

Segment and Related Information

Although the Company's chief operating decision maker analyzes the Company's product lines and geographic areas for purposes of revenue, these product lines and geographic areas are managed and operated as one business segment, and meet the criteria for aggregation as permitted in ASC 280-10-50, "Operating Segments". Data for product sales and gaming operations is only maintained on a consolidated basis as presented in our condensed consolidated financial statements, with no additional separate data maintained for product sales and gaming operations (other than the revenues and costs of revenues information included in our condensed consolidated statements of operations and gaming operations equipment and related accumulated depreciation included in our condensed consolidated balance sheets).

The Company's chief operating decision maker analyzes product performance based on average daily play on a game level basis, which is consistent across all product lines and geographic areas. This average daily performance data along with customer needs are the key drivers for assessing how the Company allocates resources and assesses its operating performance.

Costs of Computer Software
Software development costs have been accounted for in accordance with ASC Topic 985, “Software.”  Under ASC Topic 985, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized software development costs of approximately $3.3 million and $2.5 million for the three month periods ended June 30, 2014 and 2013, respectively, and $9.4 million and $6.5 million during the nine month periods ended June 30, 2014 and 2013, respectively. Software development costs primarily consist of personnel costs and gaming lab testing fees. The Company begins to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, not to exceed five years. Amortization of software development costs is included in amortization and depreciation in the accompanying condensed consolidated statements of operations.

Stock Compensation
The Company accounts for share-based compensation under the provisions of ASC Topic 718, “Compensation – Stock Compensation.” Among other items, ASC Topic 718 requires the Company to recognize in its financial statements the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards. To measure the fair value of stock option awards granted to employees, the Company currently utilizes the Black-Scholes-Merton option-pricing model.  Expense is recognized over the required service period, which is generally the vesting period of the options.

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

The Company granted to certain of its employees options to purchase, in the aggregate, 12,200 and 44,900 shares of the Company's common stock during the three and nine months ended June 30, 2014, respectively, and 9,600 and 46,400 shares of the Company's common stock during the three and nine months ended June 30, 2013, respectively. Average fair value per share was $28.47 and $30.90 during the three and nine months ended June 30, 2014, respectively, and $22.97 and $16.47 during the three and nine months ended June 30, 2013, respectively.

The Company also granted awards of restricted stock units during the nine months ended June 30, 2014. In accordance with ASC Topic 718, the Company records stock compensation for such awards at the full value of the award at the time of issuance over the vesting period of the award. The full value of the award is equivalent to the closing stock price of the Company's common stock on the date of grant. The Company did not grant any restricted stock units for the three months ended June 30, 2014 or June 30, 2013. The Company granted 119,805 and 158,800 restricted stock units for the nine months ended June 30, 2014 and June 30, 2013, respectively, at an average fair value per share price of $29.32, and $15.11, respectively.

Total pretax share-based compensation for the three months ended June 30, 2014 and June 30, 2013 was $2.0 million and $995,000, respectively. Total pretax share-based compensation for the nine months ended June 30, 2014 and June 30, 2013 was $4.6 million, and $2.9 million, respectively. The Company recognized a non-recurring expense totaling $619,000 for severance related costs in both the three and nine months ended June 30, 2014.

As of June 30, 2014, $9.8 million of unamortized stock compensation expense, including estimated forfeitures, remains, which will be recognized over the vesting periods of the various stock option and restricted stock unit grants.

Recently Adopted Accounting Standards

In December 2011, the Financial Accountings Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-11, "Disclosures about Offsetting Assets and Liabilities" ("ASU No. 2011-11") to require new disclosures about offsetting assets and liabilities, which requires an entity to disclose information about financial instruments that have been offset and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. Entities will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. This new guidance became effective for the Company during the first quarter of the fiscal year ended September 30, 2014 ("fiscal 2014"). Other than requiring additional disclosures, this new guidance did not impact the Company's condensed consolidated financial statements.

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

Recently issued accounting pronouncements not yet adopted
In March 2013, the FASB issued ASU No. 2013-05, “Foreign Currency Matters - Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity” (“ASU No. 2013-05”), which permits companies to release cumulative translation adjustments into earnings when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Accordingly, the cumulative translation adjustment should be released into earnings only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided, or if a controlling financial interest is no longer held. ASU No. 2013-05 is effective for annual reporting periods beginning on or after December 15, 2013. The Company expects to adopt this guidance during the fiscal year ended September 30, 2015 ("fiscal 2015") and does not expect it will have a significant impact on its consolidated results of operations, financial condition and cash flows.
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
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", as a new Topic, Accounting Standards Codification (ASC) Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance for fiscal 2017, but does not expect adoption will have a material impact on the Company's results of operations, cash flows or financial position.
In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". This ASU raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted provided the disposal was not previously disclosed. This update will not have a material impact on the Company's reported results of operations and financial position. The impact is non-cash in nature and will not affect the Company's cash position.
In May 2013, the FASB reissued an exposure draft on lease accounting that would require entities to recognize assets and liabilities arising from lease contracts on the balance sheet. The proposed exposure draft states that lessees and lessors should apply a "right-of-use model" in accounting for all leases. Under the proposed model, lessees would recognize an asset for the right to use the leased asset, and a liability for the obligation to make rental payments over the lease term. When measuring the asset and liability, variable lease payments are excluded, whereas renewal options that provide a significant economic incentive upon renewal would be included. The accounting by a lessor would reflect its retained exposure to the risks or benefits of the underlying leased asset. A lessor would recognize an asset representing its right to receive lease payments based on the expected term of the lease. The lease expense from real estate based leases would continue to be recorded under a straight-line approach, but other leases not related to real estate would be expensed using an effective interest method that would accelerate lease expense. A final standard is currently expected to be issued in 2014 and would be effective no earlier than annual reporting periods beginning on January 1, 2017. Management is currently evaluating the impact that this draft may have on the Company's result of operations and financial position. The impact of this exposure draft is non-cash in nature and would not affect the Company's cash position.

3.      NOTES RECEIVABLE

The Company’s notes receivable consisted of the following:

	June 30, 2014	September 30, 2013
	(In thousands)
Notes receivable from development agreements	$5,318	$7,303
Less imputed interest discount reclassed to contract rights	(175)	(369)
Notes receivable, net	5,143	6,934
Less current portion	(2,443)	(2,093)
Notes receivable – non-current	$2,700	$4,841

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.  The notes receivable from development agreements balance includes a development agreement with the Chickasaw Nation for the Winstar Casino expansion entered into on November 19, 2012.

4.  DEVELOPMENT AND PLACEMENT FEE AGREEMENTS

The Company enters into development and placement fee agreements to provide financing for new gaming facilities or for the expansion or improvement of existing facilities. All or a portion of the funds provided under development agreements are reimbursed to the Company, while funding under placement fee agreements is not reimbursed. In return for the agreements, the facility dedicates a percentage of its floor space for the placement of the Company's electronic gaming machines (EGMs) over the term of the agreement, which is generally for 12 to 83 months, and the Company receives a fixed percentage or flat fee of those machines' hold per day. Certain of the agreements contain EGM performance standards that could allow the facility to reduce a portion of the Company's guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The development agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the operating profits of the facility to be used to repay some or all of the advances recorded as notes receivable. Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the gaming facility. In the past the Company has, and in the future the Company may, by mutual agreement, amend these contracts to reduce its floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset recovered for that particular development or placement fee agreement, if any, and the remaining net book value of the intangible asset is prospectively amortized on a straight-line method over the remaining estimated useful life.

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

Management reviews intangible assets related to development and placement fee agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstances in the nine month period ended June 30, 2014 that required an impairment charge to the carrying value of intangible assets recorded in connection with these agreements.

The following net amounts related to advances made under development and placement fee agreements and were recorded in the following balance sheet captions:

	June 30, 2014	September 30, 2013
Included in:	(In thousands)
Notes receivable, net	$5,143	$6,934
Intangible assets – contract rights, net of accumulated amortization	$17,280	$24,466

5.      PROPERTY AND EQUIPMENT AND LEASED GAMING EQUIPMENT

The Company’s property and equipment and leased gaming equipment consisted of the following:

	June 30, 2014			September 30, 2013
	Cost	Accum. Depr.	Net Book Value	Cost	Accum. Depr.	Net Book Value
	(In thousands)
Rental pool – deployed	$190,452	$(127,369)	$63,083	$178,490	$(114,461)	$64,029
Rental pool – undeployed	23,862	(19,765)	4,097	18,642	(14,335)	4,307
Machinery and equipment	5,353	(2,369)	2,984	5,609	(1,876)	3,733
Computer software	7,578	(4,053)	3,525	5,874	(3,522)	2,352
Vehicles	3,121	(2,015)	1,106	2,914	(1,595)	1,319
Other	4,845	(3,148)	1,697	4,778	(3,060)	1,718
Total property and equipment and leased gaming equipment (1)	$235,211	$(158,719)	$76,492	$216,307	$(138,849)	$77,458
______________________________________

(1)
Property and equipment and leased gaming equipment is depreciated as follows: Rental pool – deployed and undeployed, 2 to 4 years; Machinery and equipment,3 to 5 years; Computer software, 3 to 5 years; Vehicles, 3 to 5 years; and Other, 2 to 5 years. Gaming equipment and third-party gaming content licenses begin depreciating when they are available for customer use.

The Company recorded depreciation and amortization expense related to property and equipment and leased gaming equipment of $9.3 million and $27.0 million for the three and nine month periods ended June 30, 2014, respectively, and $7.3 million and $20.9 million for the three and nine month periods ended June 30, 2013, respectively. The Company periodically reviews the depreciable lives of its property and equipment and leased gaming equipment.

In accordance with ASC Topic 360, “Property, Plant, and Equipment,” the Company (i) recognizes an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows; and (ii) measures an impairment loss as the difference between the carrying amount and fair value of the asset. During the nine month period ended June 30, 2014, the Company did not experience a triggering event that would have caused an impairment analysis assessment.
During the three and nine month periods ended June 30, 2014, the Company sold $1.0 million and $4.4 million, respectively, of net book value related to the Company's proprietary units on trial or revenue share in our installed base. The majority of these sales were trial units that converted to a sale. During the three and nine month periods ended June 30, 2014, the Company disposed of, or wrote off, $145,655 and $181,449, respectively, of net book value related to third-party gaming content licenses, installation costs, and other equipment.
During the three and nine months ended June 30, 2013, the Company sold $587,000 and $1.9 million, respectively, of net book value related to the Company's proprietary units on trial or revenue share in our installed base. The majority of these units were trial units that converted to a sale. During the three and nine months ended June 30, 2013, the Company disposed of, or wrote off, $171,000 and $413,000, respectively, of net book value related to third-party gaming content licenses, installation costs, and other equipment.
Leased gaming equipment consist of rental pool assets that are either placed under participation arrangements at customer facilities (rental pool – deployed) or warehoused by the Company for future deployment (rental pool – undeployed).

6.      INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following:

	June 30, 2014			September 30, 2013
	Cost	Accum. Amort.	Net Book Value	Cost	Accum. Amort.	Net Book Value	Estimated Useful Lives
	(In thousands)
Contract rights under development and placement fee agreements	$61,039	$(43,759)	$17,280	$61,079	$(36,613)	$24,466	1-7 years
Internally-developed gaming software	33,483	(19,355)	14,128	25,116	(15,270)	9,846	2-5 years
Patents and trademarks	4,948	(4,721)	227	5,972	(5,561)	411	1-5 years
Total intangible assets, net	$99,470	$(67,835)	$31,635	$92,167	$(57,444)	$34,723

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements or placement fees. The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the accompanying consolidated statements of operations.

Internally developed gaming software, which includes independent third party software testing, is accounted for under the provisions of ASC Topic 985 “Software” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally-developed games over a two-year period, gaming engines over a three-to-five year period, gaming systems over a three-year period, and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the three and nine month periods ended June 30, 2014, amortization expense related to internally-developed gaming software was $1.8 million and $5.4 million, respectively. For the three and nine month periods ended June 30, 2013, amortization expense related to internally-developed gaming software was $1.5 million, and $4.1 million, respectively. During the three and nine months ended June 30, 2014, the Company had no material write-offs related to internally-developed gaming software. During the three months ended June 30, 2013, the Company had no write-offs related to internally-developed gaming software and $72,000 during the nine months ended June 30, 2013.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No triggering events were identified for the nine months ended June 30, 2014.

7.  VALUE ADDED TAX RECEIVABLE

The Company's value added tax (VAT) receivable is a receivable from the Mexican taxing authority, primarily related to a value added tax levied on product shipments originating outside of Mexico. At both June 30, 2014 and September 30, 2013, the Company’s VAT receivable was $2.9 million.  The majority of the VAT receivable relates to equipment shipments that occurred in 2006 and 2007.
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
The VAT audit results also revealed that certain months contained no contested balances, while other months contained one or more contested balances. In fiscal years 2010 and 2011, the Company formally requested refunds for all months in which no contested balances arose from the audit, resulting in the receipt of approximately $3.6 million in refunds from those uncontested months. The Company's legal counsel suggested that the Company wait to file on any portion of the contested months until amounts were received from the uncontested months. In August 2012, the Company filed refund requests in the amount of $2.3 million for the remaining uncontested portions of 2006 and 2007. In November 2012, the Mexican taxing authority requested additional documentation, which was supplied to them in December 2012. As of June 30, 2014, the Mexican taxing authority has given the Company no indication that the outstanding refund requests will be contested and the Company continues to pursue the collection of these balances.
See the Notes to Condensed Consolidated Financial Statements; Note 9, "Termination of Mexico Operations."

8.      CREDIT AGREEMENT AND LONG-TERM DEBT

The Company’s Credit Agreement and long-term debt consisted of the following:

	June 30, 2014	September 30, 2013
	(In thousands)
Term loan facility	$26,825	29,600
Less: current portion of long-term debt	(3,700)	(3,700)
Long-term debt, less current portion	$23,125	$25,900

On August 3, 2011, the Company entered into an amended and restated credit agreement with Comerica Bank in its capacity as administrative agent and lead arranger and Wells Fargo Bank, N.A., as syndication agent (the "Credit Agreement") to provide the Company a $74.0 million credit facility, which replaced its previous credit facility with Comerica Bank in its entirety. The Credit Agreement consists of three facilities: an approximately $20.6 million revolving credit facility, a $37.0 million term loan, and an approximately $16.4 million draw-to term loan. On February 3, 2014, the $16.4 million draw-to term loan expired.

The Credit Agreement, and advances made thereunder, mature on August 3, 2016. The term loan is amortized on a straight-line basis over a ten-year period, payable in equal quarterly installments of $925,000. The revolving credit facility provides the Company the ability to finance development and placement fee agreements, acquisitions, and working capital for general corporate purposes. As of June 30, 2014, $26.8 million was outstanding on the term loan, which bore interest at 2.90%. No amounts were outstanding on the revolving credit facility, which had approximately $20.6 million available as of June 30, 2014. The Company has the ability to draw on the revolving credit facility until the maturity of the Credit Agreement on August 3, 2016. Availability under the Credit Agreement is reduced to the extent of a $3.5 million outstanding letter of credit.

On September 21, 2012, the Company and the lenders entered into Amendment No. 1 to the Credit Agreement. Amendment No. 1 provides for, among other things, an increase in the annual limitation on capital expenditures from $40.0 million to $60.0 million annually, an increase in the limitation on debt to finance acquisitions and capital asset purchases from $500,000 to $1.0 million, and an amendment to the applicable margin grid, which provided for a margin reduction of 25 basis points in both levels, as further set forth in the table below.

The components of the Credit Agreement are priced based on an applicable margin grid according to the Company's leverage ratio. Assuming that the Company utilizes LIBOR as the key interest rate driver, effective as of Amendment No. 1, the following margins would apply based on the applicable leverage ratio:

	Level I	Level II
Consolidated Total Leverage Ratio	Less than 0.75 to 1.00	Greater than or equal to 0.75 to 1.00
Term loan	2.75	3.25
Revolving credit facility	2.00	2.50

The Company obtained Level I pricing on December 5, 2011 upon delivering its financial statements for the year ended September 30, 2011, and continues to have Level I pricing subsequent to Amendment No. 1. The Company also has the option to utilize an interest rate based on the prime rate issued by the agent bank or the federal funds rate issued by the Federal Reserve Bank of New York, plus applicable margins. The Company analyzes its interest rate options and generally institutes the most favorable rate available.

On July 16, 2014, the Company and the lenders entered into Amendment No. 2 to the Credit Agreement. Amendment No. 2 provides for, among other things, an increase in other investments that the Company may make under the Credit Agreement from

$100,000 to $6 million. The increase will allow the Company to proceed with small investment opportunities not initially contemplated in the terms of the original Credit Agreement.

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

The Credit Agreement contains a restricted payments covenant that restricts the Company's ability to declare or make any distributions, dividend, payment or other distribution on account of the Company's equity interests, subject to certain exceptions, including the payment of cash dividends, so long as after the payment of such dividends the Company will still be in compliance with the Credit Agreement's total leverage ratio and fixed charge coverage ratio financial covenants and no default or Event of Default has occurred and is continuing or would result in connection with such dividend.

As of June 30, 2014, the Company was in compliance with all loan covenants.

9.    TERMINATION OF MEXICO OPERATIONS

In December 2012, the Company entered into an agreement with its primary customer in Mexico to sell to the customer all of the customer's leased electronic gaming machines. As part of the sale price, the Company also agreed to sell 100 additional machines to be used for spare parts, as well as certain spare components and other items from its warehouse stock. The sale of the machines represented the effective termination of the Company's operations in Mexico. As such, the majority of the Company's employees in Mexico were terminated in December 2012, and the Company's remaining employees in Mexico are expected to be terminated during calendar year 2014. The net sale of the machines was in the amount of $1.0 million and charges for severance costs, office and warehouse expenses, fixed asset write-offs and other expected expenses were accrued in the amount of $741,000. In addition, the Company recognized all foreign currency translation adjustments through December 31, 2012, which resulted in a charge of $338,000. Due to the immaterial amount of the transaction, the Company recorded the net impact of the sale and expected closing costs of the Mexico operations as part of selling, general and administrative expenses.
Due to the immaterial nature of the Company's Mexico operations, the Company is not reporting the termination of the Mexico operations as a discontinued operation for reporting purposes. For the nine months ended June 30, 2014 and 2013, the Mexico operations represented zero and less than 1%, respectively, of total revenue, total assets, and net income for each period.

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

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

Net income available to common shareholders (in thousands)	$7,632	$8,449	$28,143	$24,905
Weighted average common shares outstanding	29,418,858	28,959,905	29,639,222	28,781,152
Effect of dilutive securities:
Stock options and restricted shares	1,221,991	1,750,153	1,331,302	1,706,328
Weighted average common and potential shares outstanding	30,640,849	30,710,058	30,970,524	30,487,480
Basic income per share	$0.26	$0.29	0.95	0.87
Diluted income per share	$0.25	$0.28	0.91	0.82

In the three and nine months ended June 30, 2014, options to purchase 99,867 and 85,926 shares of common stock, respectively, with exercise prices ranging from $19.67 to $36.95 and $24.70 to $36.95, respectively, were not included in the computation of dilutive income per share, due to their antidilutive effect.
In the three and nine months ended June 30, 2013, options to purchase 7,846 and 37,292 shares of common stock, respectively, with exercise prices ranging from $18.58 to $26.76 and $13.32 to $26.76, respectively, were not included in the computation of dilutive income per share due to their antidilutive effect.

11. COMMON STOCK REPURCHASE PROGRAM

On November 15, 2012, the Company announced that its Board of Directors had authorized a program to repurchase up to $40.0 million of its outstanding common stock over the next three-year period. During the three and nine month period ended June 30, 2014, the Company purchased 280,000 and 480,000 shares of its common stock, respectively, for approximately $8.0 million and $14.1 million, respectively, at an average cost of $28.57 and $29.39 per share, respectively, exclusive of broker fees. During the three and nine month period ended June 30, 2013, the Company purchased 56,000 and 303,600, shares of its common stock, respectively, for approximately $1.2 million and $4.8 million at an average cost of $20.87 and $15.92 per share, respectively, exclusive of broker fees. At June 30, 2014 and June 30, 2013, approximately $21.1 million and $35.2 million, respectively, remained on the repurchase authorization. Pursuant to the authorization, the Company may purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance with Company policies and applicable securities laws. In addition, the Company has established a 10b5-1 plan, pursuant to which some of the purchases can be made from time to time in the open market, subject to certain pricing parameters. The actual number of shares to be purchased, if any, will depend upon market conditions, and purchases are subject to the restrictions in the Credit Agreement.  Any shares purchased by the Company will be held in the Company’s treasury for possible future use.

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

The Company is the subject of various pending and threatened claims arising in the ordinary course of business and otherwise. The Company believes that any liability resulting from these various other claims will not have a material adverse effect on its results of operations, financial condition, or regulatory licenses or approvals; however, it is possible that extraordinary or unexpected legal fees, or a finding that our operations constitute illegal gaming, could adversely impact the Company's financial results during a particular fiscal period. During its ordinary course of business, the Company enters into obligations to defend, indemnify and/or hold harmless various customers, officers, directors, employees, and other third parties. These contractual obligations could give rise to additional litigation costs and involvement in court proceedings.

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

Dollie Williams, et al., v. Macon County Greyhound Park, Inc., et al., a civil action, was filed on March 8, 2010, in the United States District Court for the Middle District of Alabama, Eastern Division, against the Company and others. The plaintiffs, who claim to have been patrons of VictoryLand, allege that the Company participated in gambling operations that violated Alabama state law by supplying to VictoryLand purportedly unlawful electronic bingo machines played by the plaintiffs, and the plaintiffs seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the filing of the complaint under Ala. Code Sec. 8-1-150(A). The plaintiffs have requested that the court certify the action as a class action. On March 29, 2013, the court entered an order granting the plaintiffs' motion for class certification. On April 12, 2013, the defendants jointly filed a petition with the Eleventh Circuit Court of Appeals seeking permission to appeal the court's ruling on class certification. On June 18, 2013, the Eleventh Circuit Court of Appeals entered an order granting the petition to appeal. Following briefing and oral argument, on April 2, 2014 the Eleventh Circuit Court of Appeals entered an order reversing the district court’s ruling on class certification and remanding the case to the district court. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, the Company is unable to make any prediction as to the ultimate outcome.  A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences for the Company in other jurisdictions.

Ozetta Hardy v. Whitehall Gaming Center, LLC, et al., a civil action, was filed against Whitehall Gaming Center, LLC (an entity that does not exist), Cornerstone Community Outreach, Inc., and Freedom Trail Ventures, Ltd., in the Circuit Court of Lowndes County, Alabama. On June 3, 2010, the Company and other manufacturers were added as defendants. The plaintiffs, who claim to have been patrons of White Hall, allege that the Company participated in gambling operations that violated Alabama state law by supplying to White Hall purportedly unlawful electronic bingo machines played by the plaintiffs, and the plaintiffs seek recovery of the monies lost on all electronic bingo games played by the plaintiffs in the six months prior to the filing of the complaint under Ala. Code, Sec 8-1-150(A). The plaintiffs have requested that the court certify the action as a class action. On July 2, 2010, the defendants removed the case to the United States District Court for the Middle District of Alabama, Northern Division. The court has not ruled on the plaintiffs' motion for class certification. The Company continues to vigorously defend this matter. Given the inherent uncertainties in this litigation, however, the Company is unable to make any prediction as to the ultimate outcome. A finding in this case that electronic bingo was illegal in Alabama during the pertinent time frame could have adverse regulatory consequences to the Company in other jurisdictions.

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

	June 30, 2014	September 30, 2013
	(In thousands)
Raw materials and component parts, net of reserves of $471 and $719, respectively	$6,559	$7,010	(a)
Work in progress	2,022	2,931	(a)
Finished goods	4,094	2,488
Total Inventory	$12,675	$12,429

(a) Certain prior period amounts have been reclassified to conform to the current year presentation. There is no impact to the condensed consolidated financial statements as a result of this change.

OTHER ASSETS

Other assets consist of restricted cash, long-term prepaids, and refundable deposits. At June 30, 2014 and September 30, 2013, the restricted cash balances were $463,000 and $511,000, respectively, representing the fair value of investments held by the Company's prize fulfillment firm related to outstanding MegaBingo® jackpot prizes.

OTHER LONG-TERM LIABILITIES

Other long-term liabilities include investments held at fair value by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities and the long-term portion of deferred revenue. The long-term liabilities were $473,000 and $511,000 as of June 30, 2014 and September 30, 2013, respectively, the majority of which is related to the prize fulfillment annuities.

ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consisted of the following:

	June 30, 2014	September 30, 2013
	(In thousands)
Trade accounts payable	$7,211	$9,215
Accrued expenses	7,628	6,727
Accrued bonus and salaries	8,823	10,809
Marketing reserve	1,640	1,589
Other	1,153	789
Accounts payable and accrued liabilities	$26,455	$29,129

On February 1, 2012, the Company's shareholders approved a Long-Term Incentive Program (LTIP) for certain members of the Company's executive management team. The LTIP has a performance stock component and performance cash component. The performance cash component is based on the three year performance of the Company for the 2012, 2013 and 2014 fiscal years. Pursuant to the LTIP, if the Company meets certain cumulative revenue and earnings per share performance goals, then those members of the executive management team named in the LTIP will receive a cash award. The LTIP specifies a minimum, target and maximum award amount based on the cumulative revenue and earnings per share total. As of June 30, 2014, the Company believes that the maximum award amount will be earned based on historical financial results and projected revenue and earnings per share amounts for the remaining period covered by the LTIP. Therefore, the Company has recorded approximately $4.0 million and $3.3 million in accrued bonuses for the performance cash component of the LTIP as of June 30, 2014 and September 30, 2013, respectively. During the nine months ended June 30, 2014 , the Company recorded expense of $1.7 million of which $1.3 million was related to the performance cash component and $0.4 million was related to the performance stock component . During the nine months ended June 30, 2013, the Company recorded expense of $1.7 million, of which $1.4 million was related to the the performance cash component and $0.3 million was related to the performance stock component . The cash component is included in accrued liabilities, while the stock component is recorded in additional paid in capital.

Separately from the VAT matter discussed in Note 7 above, one of the Company's Mexican subsidiaries was under audit by the Mexico taxing authorities for income tax matters related to the tax years ending December 31, 2006 and 2007. After several appeals, in fiscal year 2013, the Company determined to file a request for tax amnesty for these income tax proceedings under a program formalized by the Mexico taxing authorities in fiscal year 2013 for both the 2006 and 2007 tax years. Pursuant to the amnesty program, the subsidiary paid $2,300 and $2.0 million for the 2006 and 2007 tax years, respectively, to settle the tax matters. On July 26, 2013 and August 28, 2013, the taxing authorities confirmed that there was no longer a tax contingency for the 2006 and 2007 periods, respectively. As of September 30, 2013, no reserve was maintained by the Company for these tax matters and this matter is considered resolved.

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

OVERVIEW

Multimedia Games designs, manufactures and supplies gaming machines and systems to casino operators in North America, domestic lottery operators, and commercial bingo gaming facility operators. Our revenues are generated from the operation of gaming units in revenue-sharing or flat fee leasing arrangements and from the sale of gaming units and systems that feature proprietary and licensed game themes. We lease and sell our gaming units and systems in a variety of regulated markets, including slot machines, video lottery terminals and electronic bingo machines, collectively referred to as electronic gaming machines (EGMs). We serve gaming facilities operated by commercial and Native American casinos and derive the majority of our gaming revenue from participation arrangements or development and placement fee agreements. Under participation arrangements, we place EGMs and systems, as well as our proprietary and other licensed game content, at a customer’s facility, with no specific contract period, in return for either a share of the revenues that these EGMs and systems generate or for a fixed daily lease fee. We enter into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities in exchange for a certain amount of floor space for a contracted period of time. All or a portion of the funds provided under development agreements are reimbursed to us, while funding under placement fee agreements is not reimbursed. For more information on our development, placement and participation arrangements, please see "Results of Operations" below.

We also generate revenue from the sale of EGMs and systems that feature proprietary and licensed game content. We continue to seek to increase participation and for-sale revenues by expanding into additional gaming jurisdictions and seek to expand into other segments of the gaming market. We also generate revenues by providing the central determinant system operated by the New York State Division of the Lottery for the video lottery terminals installed at racetracks in the State of New York.

We are focused on growing by executing a business plan focused on the following key initiatives: product expansion in existing and new jurisdictions throughout the country, profit increases through prudent expense management and capital investments, and the creation of products and technologies that can contribute to our growth into new markets, pending regulatory approvals. We remain focused on expanding market share through new product introductions and more effective utilization of sales and marketing efforts across the organization. The creation of our proprietary products and market expansion is a key area of focus for our company. As a result of our efforts, during the three months ended June 30, 2014 and 2013, we saw growth in both our domestic installed base and total revenue. We expect that revenue growth during our fiscal year ended September 30, 2014 will continue to be driven by further increases in the domestic installed base, as well as growth in new unit sales, although such growth and increases may be at a lower rate than that for our fiscal year ended September 30, 2013.

BUSINESS STRATEGY

We are currently executing a business strategy focused on developing high performing gaming products, investing in our gaming operations, expanding our total addressable market to include new gaming jurisdictions, and driving continued profitability and cash flow.

Product Development

One of our top priorities is investing in research and development activities to expand our product portfolio and build on our newest higher-earning games. The creation of a consistent number of high-earning games is critical to our ability to enter new markets, expand our existing footprint and keep our installed base of games fresh by allowing us to better serve a growing number of our customer needs, more effectively maintain the performance of our installed base, and better support a growing footprint of games, particularly within a single customer facility.

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

At the Global Gaming Expo industry trade show in Las Vegas in late September, we intend to feature three new and distinct platforms for our premium participation product portfolio: our Platinum MPX™ cabinet and games featuring an interactive sound chair with Earthquake Shakers™ and custom surround sound; the Skyline™ top box and its dedicated series of three-reel mechanical reel games; and, the eight-foot tall Texan HDX™ premium super-sized cabinet, which can showcase any video theme from our library of over 100 games. Each of these new platforms is scheduled to be available by the end of calendar 2014 and is expected to help us further penetrate this exciting market.

Gaming Operations Investment

We are also focused on investing in the maintenance and growth of our existing domestic installed base through the extension of development or placement fee agreements and continuous revamping of existing games with newer and higher performing games. We are also investing in new markets as they become available through the licensing process.

We seek to continue to replace third party units with our own proprietary games and content in order to better position us to generate a higher return on our investments in gaming technology and on our investments in securing floor space at our key customers' facilities.

Addressable Market Expansion

We are focused on expanding our addressable markets to include new commercial and tribal jurisdictions. We are committed to offering our products to new customers in the jurisdictions where we are newly licensed on a participation basis and believe our expanded product portfolio positions us to leverage our product development and licensing investments by further expanding our participation installed base.

We continue a concerted effort to expand our total addressable market by targeting new gaming jurisdictions across the United States and seeking new gaming licenses. We have leveraged our expanding game portfolio/gaming operations investments to target customers in the jurisdictions where we are newly licensed and to expand our national reach.

Profitability Growth

The final key piece of our long-term growth strategy is leveraging our focus on fiscal discipline to generate strong profitability and solid cash flows from operating activities, setting the stage for continued success. By generating strong financial returns in our business, we are further able to invest in the balance of our long-term growth strategy by developing additional, new proprietary games, refreshing our existing installed base with higher-performing games and expanding our installed base, and further expanding the number of markets where we are licensed.

RESULTS OF OPERATIONS

Three Months and Nine Months Ended June 30, 2014 Compared to Three Months and Nine Months Ended June 30, 2013

Below are our revenues and costs and expenses for the periods noted above. This information should be read in conjunction with our condensed consolidated financial statements and notes thereto.

	Three Months Ended			Nine Month Ended
	June 30, 2014	June 30, 2013	% change	June 30, 2014	June 30, 2013	% change
	(in thousands)			(in thousands)
REVENUES:
Gaming operations	$38,043	$34,314	10.9%	$109,409	$97,694	12.0%
Gaming equipment and system sales	12,072	13,451	(10.3)%	56,823	40,242	41.2%
Other	155	340	(54.4)%	1,374	1,043	31.7%
Total revenues	$50,270	$48,105	4.5%	$167,606	$138,979	20.6%

	Three Months Ended			Nine Month Ended
	June 30, 2014	June 30, 2013	% change	June 30, 2014	June 30, 2013	% change

Revenues	(in thousands)			(in thousands)
Gaming Operations
Participation revenue	$33,646	$29,785	13.0%	$96,810	$85,109	13.7%
Lottery	4,397	4,529	(2.9)%	12,599	12,585	0.1%
Gaming Equipment and Systems Sales
Player terminal & equipment sales	10,955	12,418	(11.8)%	53,182	35,433	50.1%
Systems sales	1,117	1,033	8.1%	3,641	4,809	(24.3)%
Other Revenue	155	340	(54.4)%	1,374	1,043	31.7%
Total Revenues	50,270	48,105	4.5%	167,606	138,979	20.6%
Operating Costs and Expenses
Cost of gaming operations revenue	3,788	3,704	2.3%	11,353	10,359	9.6%
Cost of equipment and systems sales	5,853	5,461	7.2%	26,518	17,027	55.7%
Selling, general and administrative	12,722	12,012	5.9%	40,042	34,930	14.6%
Research and development	4,327	4,053	6.8%	12,351	12,316	0.3%
Amortization and depreciation	11,058	8,900	24.2%	32,373	25,007	29.5%
Other income (expense), net	(128)	(192)	(33.3)%	(426)	(435)	(2.1)%

End-of-period domestic installed player terminal base

	June 30, 2014	June 30, 2013	% Change
Domestic participation units, by regions
East	1,679	1,701	(1.3)%
Central (a)	9,220	9,088	1.5%
West	2,268	1,374	65.1%
Total domestic participation units	13,167	12,163	8.3%
(a) Player terminals located in Oklahoma are included in this data, which included 8,155 units as of June 30, 2014 and 8,248 units as of June 30, 2013.

The following table shows the participation units and revenue under development and placement fee agreements, as well as participation agreements, as follows:

	Nine months ended June 30, 2014			Nine months ended June 30, 2013			Fee ranges	Expiration Range
	Number of units	Participation revenue (in thousands)	% of Total Revenue	Number of units	Participation revenue (in thousands)	% of Total Revenue
Development and Placement Fee Agreements	6,272	$33,536	35%	5,954	$35,092	41%	20% -25%	April 2014 - Oct 2018
Participation Agreements	6,895	63,274	65%	6,209	50,017	59%	7% - 30%	N/A
	13,167	$96,810	100.0%	12,163	$85,109	100.0%

Units placed under development and placement fee agreements provide us with the ability to place EGMs on a customer's casino floor, generally for some specified period of time, for either a share of the revenues that these units and systems generate or for a fixed daily lease fee. We define development agreements as those arrangements in which funds are provided to a casino operator to be used for the construction of a new facility or the renovation of an existing facility and that are contracted to be refunded to us, generally in monthly installments. Placement fee agreements, however, provide similar funding to the customer but are generally not designated for a particular purpose and are not refunded to us. Participation agreements are less formal arrangements that allow for our products to be placed on a customer's floor, but generally do not have a designated term, which provides both the customer and us the flexibility to make changes to the number of player terminals placed in the casino. See also, Note 4 of the Condensed Consolidated Financial Statements, "Development and Placement Fee Agreements".

Results of operations for the three and nine months ended June 30, 2014 compared to June 30, 2013

During the three months ended June 30, 2014, total revenue increased to $50.3 million, compared to $48.1 million for the three months ended June 30, 2013, a $2.2 million, or 4.5%, increase. This increase is primarily due to an increase in participation revenue in both new and existing markets.

Total revenues for the nine months ended June 30, 2014 were $167.6 million, compared to $139.0 million for the nine months ended June 30, 2013, a $28.6 million, or 20.6%, increase, primarily due to an increase in proprietary unit sales, as well as increase in participation revenue in both new and existing markets.

Gaming Operations – Participation Revenue

•
East: Gaming revenues from the eastern region were $4.9 million in the three months ended June 30, 2014, compared to $4.3 million in the three months ended June 30, 2013, an increase of $0.6 million, or 13%, due to new additions in placement units and revenue recognized that was previously deferred. During the nine months ended June 30, 2014, eastern region gaming operation revenue was $14.4 million, compared to $11.7 million during the nine months ended June 30, 2013. The increase in revenue was primarily the result of improved game performance in Wisconsin, Michigan and Florida and the expansion of our install base, excluding the 221 units sold in Alabama during the first quarter of fiscal 2014. Participation units as of June 30, 2014 were 1,679, compared to 1,701 as of June 30, 2013.

•
Central: Gaming revenues from the central region were $18.3 million for three months ended June 30, 2014 compared to $18.0 million for the three months ended June 30, 2013, an increase of $300,000, due to an increase in our install base outside of Oklahoma. During the nine months ended June 30, 2014, gaming revenue from the central region declined slightly to $52.9 million, from $53.0 million in the same period last year, primarily due to bad weather conditions in the central region during the first and second quarters of fiscal 2014. Participation units in the central region, excluding Oklahoma, as of June 30, 2014 were 1,065, compared to 840 as of June 30, 2013. The majority of the increase was related to a unit count increase in Texas and New Mexico.

◦
Oklahoma: Participation revenue, net of accretion, generated from Oklahoma was $14.6 million in the three months ended June 30, 2014, compared to $15.2 million in the three months ended June 30, 2013, a decrease of $0.6 million, or 3.8%. During the nine months ended June 30, 2014, gaming revenue from Oklahoma was $42.8 million, compared to $46.4 million during the nine months ended June 30, 2013, the decreases were primarily due to a reduction in pricing for certain units at our customer's Winstar facility and an increase in accretion of contract rights following our customer's completion of the Winstar expansion. Participation units in Oklahoma as of June 30, 2014 were 8,155, compared to 8,248 as of June 30, 2013, which decrease was due to units sold out of the installed base in Oklahoma that were previously on revenue share arrangements.

•
West: Gaming revenues from the western region were $10.4 million in the three months ended June 30, 2014, compared to $7.5 million in the three months ended June 30, 2013, an increase of $3.0 million, or 39.9%, mainly as a result of an increase in 894 participation units, predominantly in Nevada and California. Gaming revenue for the western region increased by 44.8%, to $29.4 million during the nine months ended June 30, 2014, compared to the nine months ended June 30, 2013. The increase in revenue is primarily due to an increase in participation installed base in the western region. Participation units in the western region as of the June 30, 2014 were 2,268, compared to 1,374 as of June 30, 2013.

Gaming Operations – Lottery

•
During the three months ended June 30, 2014, revenue from the New York lottery system experienced a slight decline of 2.9%, to $4.4 million, compared $4.5 million in the three months ended June 30, 2013. The decline in revenue was primarily due a decrease in gaming activity.

•
Revenues from the New York Lottery system stayed relatively flat at $12.6 million for the nine months ended June 30, 2014 and June 30, 2013, primarily due to bad weather condition during the first and second quarters of fiscal 2014. The total number of customer units at New York Lottery system were 18,073 as of June 30, 2014, compared to 17,593 as of June 30, 2013.

Gaming Equipment and System Sales

Total player terminal and equipment sales were $11.0 million for the three months ended June 30, 2014, compared to $12.4 million for the three months ended June 30, 2013, a decrease of 11.8%. Player terminal and equipment license sales during the three months ended June 30, 2014 included the sale of 616 proprietary units, compared to sales of 647 proprietary units during the three months ended June 30, 2013. The EGM unit sales decrease is attributable to a slower replacement cycle for gaming machines within the North American gaming market.

•	During the three months ended June 30, 2014, revenue recognized related to deferred revenue was $389,231 compared to $212,720 in same period last year.

•
Systems sales revenue for the three months ended June 30, 2014 was $1.1 million, compared to $1.0 million for the three months ended June 30, 2013. The slight increase is the result of an increase in stand alone parts sales.

•
Total player terminal and equipment sales were $53.2 million for the nine months ended June 30, 2014, compared to $35.4 million for the nine months ended June 30, 2013, an increase of $17.7 million, or 50.1%. Player terminal and equipment sales in the nine months ended June 30, 2014 included the sale of 3,085 proprietary units, compared to sales of 1,871 proprietary units during the nine months ended June 30, 2013. The EGM unit sales increase is attributable to continued growth in new markets and continued penetration into existing markets, as well as a large sale to an existing customer in Alabama during the first quarter of fiscal 2014. Player terminal and equipment license sales also include $553,000 and $1.3 million related to deferred revenue recognized during the nine months ended June 30, 2014 and June 30, 2013, respectively.

•
Systems sales revenue for the nine months ended June 30, 2014 was $3.1 million, compared to $4.8 million for the nine months ended June 30, 2013. The decrease is the result of a decline in stand alone license and parts sales during the first half of fiscal 2014.

Other Revenue

•
Other sales revenue was $155,000 during the three months ended June 30, 2014, compared to $340,000 during the three months ended June 30, 2013, a 54.4% decrease. This decrease relates to a decline in recurring maintenance service contract revenue during the third quarter of fiscal 2014.

•
Other sales revenue was $1.4 million in the nine months ended June 30, 2014, compared to $1.0 million in the nine months ended June 30, 2013, a 31.7% increase. This increase relates to timing of maintenance and service contract revenue being recognized during the nine months ended June 30, 2014.

Cost of Gaming Operations Revenue

•
In the three months ended June 30, 2014, the total cost of gaming operations, which primarily relates to field service and network operations personnel, increased by $84,000, or 2.3%, to $3.8 million from $3.7 million in the three months ended June 30, 2013. Costs of gaming operations revenue increased primarily due to the increase in the player terminal installed base.

•
Total cost of gaming operations revenue increased $1.0 million, or 9.6%, to $11.4 million in the nine months ended June 30, 2014, from $10.4 million in the nine months ended June 30, 2013. Costs of gaming operations revenue increased primarily due to the increase in the player terminal installed base to 13,167 at June 30, 2014, compared to 12,163 at June 30, 2013.

Cost of Equipment & System Sales

•
During the three months ended June 30, 2014, the cost of equipment and system sales, which includes the cost of goods sold for EGMs and other equipment and system sales, increased $0.4 million, or 7.2%, to $5.9 million, from $5.5 million in the three months ended June 30, 2013, primarily due to the increase in freight and licensing costs. Cost of equipment and system sales during the three months ended June 30, 2014 includes $44,000 of costs of prior period shipments being recognized from deferred revenue over the contract period, compared to $92,000 in three months ended June 30, 2013.

•
Cost of equipment and system sales, which includes the cost of goods sold for EGMs and other equipment and system sales, increased by $9.5 million, or 55.7%, to $26.5 million in the nine months ended June 30, 2014, from $17.0 million in the nine months ended June 30, 2013, primarily due to the increase in EGM unit sales. Cost of equipment and system sales includes $2.3 million related to the sale of gaming equipment during the period and $102,000 of costs of prior period shipments being recognized from deferred revenue over the contract period for the nine months ended June 30, 2014, compared to $0.8 million related to the sale of gaming equipment and $0.6 million of costs of prior period shipments being amortized from deferred revenue over the contract period for the same period last year.

Selling, General and Administrative Expenses

•
Selling, general and administrative expenses, or SG&A, increased approximately $0.7 million, or 5.9%, to $12.7 million during the three months ended June 30, 2014, from $12.0 million in the three months ended June 30, 2013. This increase was primarily a result of an increase in salaries and wages and employee benefits of approximately $577,000, and an increase in stock compensation expense of $1.0 million, offset by annual incentive compensation expense decline of $1.0 million. A non-recurring stock compensation charge totaling $619,000 for severance related costs is included in the three months ended June 30, 2014.

•
SG&A increased approximately $5.1 million, or 14.6%, to $40.0 million in the nine months ended June 30, 2014, from $34.9 million in the nine months ended June 30, 2013. This increase was primarily a result of an increase in salaries and wages and employee benefits of approximately $2.6 million and stock compensation expense of $1.7 million, offset by a reduction in annual incentive compensation of $653,000. A non-recurring stock compensation charge totaling $619,000 for severance related costs is included in the nine months ended June 30, 2014.

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

During the three months ended June 30, 2014, research and development expense increased by $274,000, or 6.8%, to $4.3 million from $4.1 million during the three months ended June 30, 2013. This increase is attributable to a larger number of employees within research and development and an increase in salaries and wages and employee benefit during the three months ended June 30, 2013 compared to same period last year.
Research and development expenses increased approximately $35,000, or 0.3%, to $12.4 million in the nine months ended June 30, 2014, from $12.3 million in the nine months ended June 30, 2013.

Amortization and Depreciation

•
During the three months ended June 30, 2014, the depreciation expense increased $1.9 million, or 26.6%, to $9.3 million, from $7.3 million in the three months ended June 30, 2013. Depreciation expense increased $6.3 million, or 30.4%, to $27.0 million in the nine months ended June 30, 2014, from $20.7 million in the nine months ended June 30, 2013. The increases were primarily a result of continued increases in our installed base.

•
During the three months ended June 30, 2014, amortization expense increased $212,000, or 13.4%, to $1.8 million, compared to $1.6 million during the three months ended June 30, 2013. Amortization expense increased $1.1 million, or 24.8%, to $5.4 million in the nine months ended June 30, 2014, compared to $4.3 million in the nine months ended June 30, 2013. The increases were primarily a result of an increase in capitalized software costs, which led to an increase in the associated amortization expense.

Other Income and Expense

•
In the three months ended June 30, 2014, interest income decreased $2,000, or 2.4%, to $83,000 from $85,000 in the three months ended June 30, 2013, due to reduced outstanding note receivable balances. During the three months ended June 30, 2014, we recorded imputed interest of $47,000 relating to development agreements with an imputed interest rate range of 2.96% to 5.25%, compared to $56,000 relating to development agreements with an imputed interest rate range of 2.95% to 9.00% in the three months ended June 30, 2013.

•
Interest income decreased $137,000, or 34.3%, to $262,000 in the nine months ended June 30, 2014, from $399,000 in the nine months ended June 30, 2013, due to reduced outstanding note receivable balances. During the nine months ended June 30, 2014, we recorded imputed interest of $155,000 relating to development agreements with an imputed interest rate range of 2.96% to 5.25%, compared to $320,000 relating to development agreements with an imputed interest rate range of 2.95% to 9.00% in the nine months ended June 30, 2013.

•
During the three months ended June 30, 2014, interest expense decreased by $54,000, or 19.5%, to $223,000 from $277,000 in the three months ended June 30, 2013. Interest expense decreased $155,000, or 17.9%, to $712,000 in the nine months ended June 30, 2014, from $867,000 in the nine months ended June 30, 2013. The decreases in interest expense were due to a reduction in interest rates charged under our credit agreement and a reduction in the outstanding debt balance.

Income Taxes

•
In the three months ended June 30, 2014, income tax expense decreased to $4.8 million, compared to an expense of $5.3 million in the three months ended June 30, 2013. These figures represent effective income tax rates of 38.4% and 38.7% in the three months ended June 30, 2014 and 2013, respectively.

•
Income tax expense increased to $16.4 million in the nine months ended June 30, 2014, compared to an expense of $14.0 million in the nine months ended June 30, 2013. These figures represent effective income tax rates of 36.8% and 36.0% in the nine months ended June 30, 2014 and 2013, respectively.

•
We expect our effective tax rate in fiscal 2014 to be in the range of 36% to 38%. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
A description of our critical accounting policies can be found in "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended September 30, 2013. There were no material changes to those policies during the three months ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Selected Financial Information

	June 30, 2014	September 30, 2013
	(In thousands)
Cash and Cash equivalents	$129,310	$102,632
Debt	26,825	29,600

Working capital
Current assets	184,545	156,816
Current liabilities	30,636	33,349
Working capital	$153,909	$123,467

Working Capital

As of June 30, 2014, we had $129.3 million in unrestricted cash and cash equivalents, compared to $102.6 million as of September 30, 2013. As of June 30, 2014 and September 30, 2013, we had approximately $24.5 million and $26.6 million, respectively, in accounts receivable, net of allowance. Our working capital as of June 30, 2014 was $153.9 million, compared to a working capital of $123.5 million at September 30, 2013. The increase in working capital was primarily the result of an increase in sales volume, collections on notes receivable and funds received from the exercise of stock options.

Our principal sources of liquidity have been cash generated by operations, available cash and cash equivalents, and amounts available under our credit facility. Absent any significant change in market condition, we expect that anticipated working capital and capital expenditure requirements for the next twelve months will be funded by these sources. There can be no assurance, however, that we will continue to generate cash flows at or above current levels, or that our credit facility and other sources of capital will be available to us in the future.

As of June 30, 2014, our total contractual cash obligations were as follows (in thousands):

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Credit Agreement Term Loan(1)	$3,700	$23,125		$—	$26,825
Estimated Interest Payments(1)	711	1,101	—	—	1,812
Operating Lease Obligations(2)	2,060	1,478	86	—	3,624
Purchase Commitments	25,220	352	—	—	25,572
Total	$31,691	$26,056	$86	$—	$57,833

(1)	Consists of principal amounts outstanding under the term loan to our credit facility and estimated interest payments at the Eurodollar rate plus the applicable spread (2.90% as of June 30, 2014).

(2)	Consists of operating leases for our facilities and office equipment.

Cash Flow Summary

The following table contains a summary of our condensed consolidated statements of cash flows for the nine months ended June 30, 2014 and 2013:

	Nine Months Ended
	June 30, 2014	June 30, 2013	% change
	(in thousands)
Net change in Cash from:
Operating activities	$68,213	$60,242	13.2%
Investing activities	(33,336)	(44,074)	24.4%
Financing activities	(8,199)	2,561	(420.1)%
Change in cash and cash equivalents	$26,678	$18,729	42.4%

During the nine month period ended June 30, 2014, we generated $68.2 million in cash from our operations, an increase of $8.0 million, or 13.2%, from $60.2 million during the nine month period ended June 30, 2013. The increase was primarily the result of (i) a $3.2 million increase in net income; (ii) $7.4 million increase in amortization and depreciation; and (iii) $1.7 million increase in share based compensation expense, partially offset by $2.1 million of unfavorable changes in working capital.

Cash used in investing activities decreased $10.7 million, or 24.4%, to $33.3 million in the nine months ended June 30, 2014, from $44.1 million in the nine months ended June 30, 2013. The decrease was primarily the result of a decrease in capital expenditures of $10.7 million and a decrease in advances under development agreements of $8.5 million, partially offset by a decrease of repayments by customers under development agreements of $5.7 million.

Additions to property and equipment and leased gaming equipment consisted of the following:

	Nine Months Ended
	June 30, 2014	June 30, 2013
	(In thousands)
Gaming equipment	$22,255	$32,670
Third-party gaming content licenses	126	2,041
Other	3,496	1,912
Additions to property and equipment and leased gaming equipment	$25,877	$36,623

Cash used in financing activities increased by $10.8 million, to $8.2 million during the nine month period ended June 30, 2014, compared to cash provided by financing activities of $2.6 million during the nine month period ended June 30, 2013. The change was primarily the result of an increase in the purchase of treasury stock during the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013 and reduction in proceeds from stock options.

Capital Expenditures

During the nine months ended June 30, 2014, we used $25.9 million in cash for capital expenditures of property and equipment, compared to $36.6 million for the nine months ended June 30, 2013. Our capital expenditures for the next 12 months will depend upon the number of new EGMs that we are able to place into service at new or existing facilities and the actual number of repairs and equipment upgrades to the EGMs that are currently in the field. We intend to increase the number of EGMs through expansion into new markets, which we expect will increase our capital expenditures.

Credit Agreement

Our long-term debt under our credit facility consisted of the following:

	June 30, 2014	September 30, 2013
	(In thousands)
Term loan facility	$26,825	$29,600
Less: current portion of long-term debt	(3,700)	(3,700)
Long-term debt, less current portion	$23,125	$25,900

On August 3, 2011, certain of our subsidiaries entered into an amended and restated credit agreement with Comerica Bank in its capacity as administrative agent and lead arranger and Wells Fargo Bank, N.A., as syndication agent, to provide us with a $74.0 million credit facility, which replaced our previous credit facility with Comerica Bank in its entirety. The new credit facility consists of three separate facilities: an approximately $20.6 million revolving credit facility, a $37.0 million term loan, and an approximately $16.4 million draw-to term loan. On February 3, 2014, the $16.4 million draw-to term loan expired.

The credit facilty, and advances made thereunder, mature on August 3, 2016. The term loan is amortized on a straight-line basis over a ten-year period, payable in equal quarterly installments of $925,000. The revolving credit facility provides us with the ability to finance development and placement agreements, acquisitions, and working capital for general corporate purposes. As of June 30, 2014, $26.8 million was outstanding on the term loan, which bore interest at 2.90%. No amounts were outstanding on the revolving credit facility, which had approximately $20.6 million available for borrowings as of June 30, 2014. We have the ability to draw on the revolving credit facility until maturity of the credit facility on August 3, 2016. Availability under the credit facility is reduced to the extent of an outstanding $3.5 million letter of credit.

On September 21, 2012, we and our lenders entered into Amendment No. 1 to the credit agreement. Amendment No. 1 provides for, among other things, an increase in the limitation on capital expenditures from $40.0 million to $60.0 million annually, an increase in the limitation on debt to finance acquisitions and capital asset purchases from $500,000 to $1.0 million, and an amendment to the applicable margin grid, which provided for a margin reduction of 25 basis points in both levels, as further set forth in the table below.

The components of the credit facility will be priced based on an applicable margin grid according to our leverage ratio. Assuming that we utilize LIBOR as the key interest rate driver, effective as of Amendment No. 1, the following margins would apply based on the applicable leverage ratio:

	Level I	Level II
Consolidated Total Leverage Ratio	Less than 0.75 to 1.00	Greater than or equal to 0.75 to 1.00
Term loan	2.75	3.25
Revolving credit facility	2.00	2.50

We obtained Level I pricing on December 5, 2011 upon delivering our financial statements for the year ended September 30, 2011 and continue to have Level I pricing subsequent to Amendment No. 1.

On July 16, 2014, we and our lenders entered into Amendment No. 2 to the credit agreement. Amendment No. 2 provides for, among other things, an increase in amounts available to us for other investments from $100,000 to $6 million. The increase will allow us to proceed with small investment opportunities not initially contemplated in the terms of the original credit agreement.

The credit facility is collateralized by substantially all of our assets. We are subject to two primary financial covenants: a total leverage ratio and a fixed charge coverage ratio. The total leverage ratio is calculated as total net funded debt to consolidated EBITDA (which is defined in the credit agreement as net income before interest expense, tax expense, depreciation and amortization expense, stock compensation expense and any extraordinary, unusual or non-cash non-recurring expenses up to $7.5 million for any trailing twelve month period, less any non-cash income items, including income tax credits, and any extraordinary income or gains). Total net funded debt is defined as our total funded debt less unrestricted cash in excess of $10.0 million. We will be required to maintain a total leverage ratio of less than 1.5.

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

Fixed charges include interest expense and all regularly scheduled installments of principal. We are required to maintain a fixed charge coverage ratio in excess of 1.2.

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

Stock Repurchase Authorizations

On November 15, 2012, we announced that our Board of Directors had authorized a program to repurchase up to $40 million of our outstanding common stock over a three-year period. During the three month period ended June 30, 2014 and June 30, 2013, we purchased 280,000 and 56,000 shares of our common stock for approximately $8.0 million and $1.2 million, at an average cost of $28.57 and $20.87 per share, respectively, exclusive of broker fees. During the nine month period ended June 30, 2014 and June 30, 2013, we purchased 480,000 and 303,600 shares of our common stock for approximately $14.1 million and $4.8 million, at an average cost of $29.39 and $15.92 per share, respectively, exclusive of broker fees. At June 30, 2014 and June 30, 2013, $21.1 million and $35.2 million remained on the repurchase authorization. Pursuant to the authorization, we may purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance with our policies and applicable securities laws.  In addition, we have established a 10b5-1 plan, pursuant to which some of the purchases could be made from time to time in the open market, subject to certain pricing parameters. The actual number of shares to be purchased, if any, will depend upon market conditions and purchases are subject to the restrictions in our credit agreement. Any shares purchased will be held in treasury for possible future use. The current share repurchase program replaced a previous share repurchase program that was established in 2010. Since December 2010, we have purchased approximately 3.0 million shares of our common stock for $30.8 million, at an average cost of $10.27 per share, exclusive of broker fees.

Stock-Based Compensation

At June 30, 2014, we had options to purchase approximately 1.7 million shares of our common stock outstanding, with exercise prices ranging from $1.97 to $36.95 per share, of which options to purchase approximately 1.2 million shares of our common stock were exercisable.

At June 30, 2013, we had options to purchase approximately 2.9 million shares of our common stock outstanding, with exercise prices ranging from $1.87 to $26.76 per share, of which options to purchase approximately 1.6 million shares of our common stock were exercisable.

We granted certain employees options to purchase, in the aggregate, 12,200 and 44,900 shares of our common stock during the three and nine months ended June 30, 2014, respectively, and 9,600 and 46,400 shares of our common stock during the three and nine months ended June 30, 2013, respectively. Average fair value per share was $28.47 and $30.90 during the three and nine months ended June 30, 2014 and $22.97 and $16.47 during the three and nine months ended June 30, 2013, respectively.

We also granted awards of restricted stock units during the nine months ended June 30, 2014. In accordance with ASC Topic 718, we record stock compensation for such awards at the full value of the award at the time of issuance over the vesting period of the award. The full value of the award is equivalent to the closing stock price of our common stock on the date of grant. We did not grant any restricted stock units for the three months ended June 30, 2014 or June 30, 2013. We granted 119,805 and 158,800 restricted stock units for the nine months ended June 30, 2014 and June 30, 2013, respectively, at an average fair value per share price of $29.32, and $15.11 respectively.

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

OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2014, we had an outstanding letter of credit issued under our domestic credit facility to ensure payment of a bond to certain Mexican taxing authorities in the amount of $3.5 million. Such off-balance sheet arrangement is not reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources.

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

As of June 30, 2014, we had total debt outstanding of $26.8 million at an effective interest rate of 2.90%, and no amounts were outstanding on our revolving credit facility, which had approximately $20.6 million available as of June 30, 2014. Accordingly, there have been no material changes in our assessment of interest rate risk since those described in "Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Control and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2014.

Changes in Internal Control over Financial Reporting. There were no changes in our internal controls over financial reporting identified in management’s evaluation during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1.    LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising in the ordinary course of business and otherwise. We do not believe that these actions, individually or in the aggregate, are expected to have a material adverse effect on our consolidated financial position or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Common Shares by the Company

The following table provides information relating to our purchases of our common shares pursuant to our Share Repurchase Program for the three month period ended June 30, 2014:

Period	(a) Total Number of Shares Purchased (1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plan (1)	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan
April 1, 2014 to April 30, 2014	—	—	—	$32 million
May 1, 2014 to May 31, 2014	170,000	$28.41	170,000	$30 million
June 1, 2014 to June 30, 2014	110,000	$28.82	110,000	$29 million
Total	280,000	$28.57	280,000	$21 million

(1)
On November 15, 2012, the Company announced that the Board of Directors of the Company had approved a plan to repurchase up to $40 million of the Company’s outstanding common stock over the next three year period (the "2012 Share Repurchase Program"). Pursuant to the authorization, the Company may purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance with Company policies and applicable securities laws.  In addition, the Company has established a 10b5-1 plan, pursuant to which some of the purchases could be made from time to time in the open market, subject to certain pricing parameters. The actual number of shares to be purchased, if any, will depend upon market conditions and purchases are subject to the restrictions in the Company's Credit Agreement. Any shares purchased will be held in the Company’s treasury for possible future use. The 2012 Share Repurchase Program replaced a previous share repurchase program that was established in 2010. Since December 2010, the Company has purchased a total of 3.0 million shares at an average price of $10.27 under the Company's share repurchase programs.

Payment of Dividends

We have never declared or paid any cash dividends on our common stock. We intend to retain our earnings to finance growth and development or to buy back stock, and therefore do not anticipate paying any cash dividends on our common stock in the foreseeable future. Our credit agreement restricts the payment of dividends and any declaration and payment of any dividends on our common stock would be at the discretion of our Board of Directors, subject to the terms of our credit agreement, our financial condition, capital requirements, future prospects, and other factors deemed relevant. See further discussion of the credit agreement, in “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

ITEM 6.                 EXHIBITS

(a)           Exhibits

See Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	July 30, 2014	Multimedia Games Holding Company, Inc.

		By:	/s/ Adam Chibib
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