Form 10-K
period 2014-09-30
MULTIMEDIA GAMES HOLDING COMPANY, INC.
filed 2014-11-12
CIK 896400

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014
OR

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
Common Stock, par value $0.01         The NASDAQ Global Select Market

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

Large Accelerated Filer ☒	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which common equity was last sold as of the last business day of the Registrant’s most recently completed second fiscal quarter (March 31, 2014) was $854,749,247 (assuming, for this purpose, that only directors and officers are deemed affiliates.)

As of November 3, 2014, there were 29,733,192 shares of the Registrant’s common stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

PART I
ITEM 1.  Business

Unless the context otherwise requires, the terms "Company," "MGAM," "Multimedia Games," "we," "us," and "our" include Multimedia Games Holding Company, Inc. and its wholly-owned subsidiaries: Multimedia Games, Inc., MGAM Technologies, LLC, MGAM Canada, Inc., MegaBingo International, LLC, Multimedia Games de Mexico 1, S. de R.L. de C.V., Multimedia Games de Mexico, S. de R.L. de C.V., and Servicios de Wild Basin S. de R.L. de C.V. Our executive offices are located at 206 Wild Basin Rd., Bldg. B, Fourth Floor, Austin, Texas, 78746, and our telephone number is (512) 334-7500.

Multimedia Games was incorporated in Texas on August 30, 1991. On April 1, 2011 we changed our parent company name to "Multimedia Games Holding Company, Inc." from "Multimedia Games, Inc."

PENDING MERGER

On September 8, 2014, the Company, Global Cash Access Holdings, Inc., a Delaware corporation ("GCA"), and Movie Merger Sub, Inc., a Texas corporation and a wholly owned subsidiary of GCA, ("Merger Sub") entered into an Agreement and Plan of Merger (the Merger Agreement").

The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of GCA. At the effective time of the Merger (the "Effective Time"), each share of common stock of the Company outstanding immediately prior to the Effective Time (other than shares held directly or indirectly by us, GCA or Merger Sub, or held by our shareholders who are entitled to demand and properly perfect the right of dissent and appraisal of such shares pursuant to, and in compliance in all respects with, the Texas Business Organizations Code) will be automatically converted into the right to receive $36.50 in cash, without interest and less any applicable withholding taxes.

The Board of Directors of the Company has unanimously approved the Merger Agreement and the transactions contemplated thereby, including the Merger. The closing of the Merger is subject to the approval of the Merger Agreement by the affirmative vote of holders of at least two-thirds of all outstanding shares of our common stock (the "Company Shareholder Approval"). The closing of the Merger is also subject to various customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR Act"), the receipt of specified licenses, permits, and other approvals relating to the Company's gaming operations issued by certain governmental authorities, the absence of any governmental order prohibiting the consummation of the transactions contemplated by the Merger Agreement, the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain materiality qualifications) and compliance with the covenants and agreements in the Merger Agreement in all material respects. On September 26, 2014, we received notice from the Federal Trade Commission of the early termination of the applicable waiting period under the HSR Act.

The Merger Agreement contains certain termination rights, including the right of the Company to terminate the Merger Agreement to accept a superior proposal, and provides that, upon termination of the Merger Agreement by the Company or GCA upon specified conditions, a termination fee of $32.5 million will be payable by the Company.

In addition to the foregoing termination rights, either party may terminate the Merger Agreement if the Merger is not consummated on or before June 8, 2015 (which may be extended to July 8, 2015 in certain circumstances specified in the Merger Agreement).

Following consummation of the Merger, there will be no public market for our common stock, which will cease to be traded on the NASDAQ Global Select Market, and The Company will no longer be required to file periodic reports with the Securities and Exchange Commission.

A description of the Merger Agreement and the Merger is contained in our definitive proxy statement dated October 22, 2014, which was first mailed to our shareholders on or about October 22, 2014.

GENERAL

We design, manufacture and supply gaming machines and systems to casino operators in North America, domestic lottery operators, and commercial bingo gaming facility operators. Our revenues are generated from the operation of gaming units in revenue-sharing or flat fee leasing arrangements and from the sale of gaming units and systems that feature proprietary and licensed game themes. We lease and sell our gaming units and systems in a variety of regulated markets, including slot machines, video lottery terminals and electronic bingo machines, collectively referred to as electronic gaming machines (EGMs). We serve gaming facilities operated by commercial and Native American casino customers and derive the majority of our gaming revenue from participation arrangements or development and placement fee agreements. Under participation arrangements, we place EGMs and systems, as well as our proprietary and other licensed game content, at a customer’s facility, generally on a month-to-month basis, in return for either a share of the revenues that these EGMs and systems generate or for a fixed daily lease fee. We enter into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities in exchange for a certain amount of floor space for a contracted period of time. All or a portion of the funds provided under development agreements are reimbursed to us, while funding under placement fee agreements is not reimbursed.

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

Our standalone EGMs are primarily sold and placed in Class III settings, while our central determinant and server-based centrally-linked products and systems are primarily sold and placed in Class II settings. We use the term Class III to refer to traditional slot machines that are placed or sold in commercial jurisdictions, as well as compact games located in various Native American tribal gaming jurisdictions. We use the term Class II to refer to electronic games based on the game of chance commonly known as bingo (whether or not electronic, computer, or other technological aids are used in connection therewith) associated with Native American gaming in the United States and video lottery terminals.

We are focused on growing by executing a business plan focused on the following key initiatives: product expansion in existing and new jurisdictions throughout the country, profit increases through prudent expense management and capital investments, and the creation of products and technologies that can contribute to our growth into new markets, pending regulatory approvals. We remain focused on expanding market share through new product introductions and more effective utilization of sales and marketing efforts across the organization. The creation of our proprietary products and market expansion is a key area of our focus. As a result of our efforts, during fiscal 2014 and 2013, we saw growth in both our domestic installed base and total revenue.

The following table sets forth our end-of-period installed player terminal base by quarter for the five most recent quarters:

	Quarter Ended
REGION(1)	9/30/2014	6/30/2014	3/31/2014	12/31/2013	9/30/2013
CENTRAL	9,274	9,220	9,048	9,107	9,039
EAST	1,789	1,679	1,529	1,647	1,856
WEST	2,266	2,268	2,175	1,903	1,545
Total Participation Units	13,329	13,167	12,752	12,657	12,440

(1) The Central region includes the following states: Arkansas, Iowa, Illinois, Kansan, Louisiana, Mississippi, Minnesota, North Dakota, Nebraska, New Mexico, South Dakota, and Texas. The East region includes the following states: Alabama, Connecticut, Florida, Indiana, Maryland, Michigan, New Jersey New York, Ohio, Pennsylvania, Rhode Island, and Wisconsin. The West region includes the following states: Arizona, California, Idaho, Nevada, and Washington.

Additional financial information relating to industry segments appears in Note 2 - Significant Accounting Policies in Part IV of this report.

We currently operate in one business segment. For information about our revenues, net income, assets, liabilities, shareholders equity and cash flows, see our Consolidated Financial Statements.

MARKETS

We participate in the electronic gaming machine market and the central determinant system market in North America, through participation, or revenue share, and fixed fee arrangements and the sale of proprietary EGMs and systems. As of September 30, 2014, we had a total of 222 gaming licenses in 31 states and three international countries.

Electronic Gaming Machines Market

The electronic gaming machines market in North America consists of traditional slot machines in commercial jurisdictions, as well as compact games and electronic bingo in Native American tribal gaming jurisdictions. In the fiscal year ended September 30, 2014, we derived approximately 89.2% of our total revenue from the electronic gaming machines market, compared to 86.7% in fiscal 2013 and 83.3% in fiscal 2012. These revenues totaled $194.5 million, $164.2 million and $130.1 million for fiscal years 2014, 2013, and 2012, respectively.

We continued to expand the scope of our EGM offerings through the development of proprietary and innovative products, and by seeking licenses in additional Native American and other commercial casino jurisdictions.  We currently have our proprietary units and linked interactive electronic games placed on participation arrangements in Native American facilities or other commercial casinos across the United States. Additionally, we have sold proprietary units to Native American and other commercial casino customers and are seeking licensing approval to sell or place our games in additional North American jurisdictions.

The licensing process includes specific jurisdictional approvals from the appropriate testing laboratory and regulatory agency. We expect to become licensed in additional commercial jurisdictions and to successfully sell and place our proprietary EGMs to new jurisdictions throughout fiscal 2015.

Central Determinant System Market

We provide the New York Lottery with an accounting and central determinant system for the video lottery terminals in operation at licensed New York State racetracks.  As of September 30, 2014, this central determinant system connected to approximately 18,026 video lottery terminals and electronic table games provided by third party providers. The system has the ability to interface with, provide outcomes to, and manage the video lottery terminals, as well as interface with and manage the electronic table games.  Pursuant to our agreement with the New York Lottery, we receive a portion of the network-wide net win (generally, cash in, less prizes paid) per day in exchange for our provision and maintenance of the central determinant system.  In June 2009, the New York Lottery awarded us with a seven-year contract extension, which extends our agreement through December 2017 and provides us an opportunity to expand our network as the New York Lottery licenses additional race track gaming facilities in the state.

We also provide video lottery technologies to Native American tribes in the state of Washington, for which we receive a portion of the revenue generated from the video lottery terminals connected to the system. Revenue generated from our central determinant systems at the New York Lottery and within the state of Washington represented approximately 10% of our total revenue in fiscal 2014, compared to 13% in fiscal 2013 and 14% in fiscal 2012.

PRODUCTS

We provide standalone EGMs and server-based centrally-linked EGMs that feature mechanical reel or video reel game capability, along with game content intended to provide exciting, industry-unique gaming experiences. Our wide range of products are designed to operate as standalone machines and as networked gaming systems for Class II gaming machines, video lottery terminals and bingo terminals at commercial and Native American gaming facilities in North America. In addition, we maintain back-office accounting and slot management systems that certain of our customers use to manage their floor operations.
Our range of available, or soon to be released, games include:
Classic Mechanical Reel Games
Our full range of classic mechanical reel games provide players with a traditional high denomination slot gaming experience. These games leverage our new and enduring brands, such as Black Diamond, Crystal Jackpots, Smokin’ 777 and Jackpot Fire, among others, and feature a unique take on traditional slot games with eye-catching features. The new Skyline mechanical reel series was released with a vintage-inspired bezel showcasing RGB lighting and a 24” LCD display, with the initial release of titles Ultra Mega Meltdown and Canary Diamonds.

Video Reel Games
We offer a growing range of video reel games that provide a uniquely entertaining slot gaming experience. These games leverage the Player HD cabinet to deliver eye-catching graphics and full, rich sound. New high denomination, high multi-line themes have been introduced to the market, such as Warrior Legacy and Starry Night-HD, along with a new batch of gameplay features, such as the Windfall Reels on Buckaroo, the Story Stacks on Aeronauts; and the Wild Pairs feature on Antony and Cleopatra and Bonnie and Clyde.
High Rise Games
Our current premium participation slot game series features one of the industry's largest top boxes, a vertically oriented 37” LCD screen that eliminates overhead signage, creates new possibilities for gaming action and offers LED lights around the perimeter of the top box screen as well as unique bonus features.

Four new themes are being unveiled on the High Rise Games series, including Queen of Diamonds, Pirates Skull & Bones, The Money Man Big Cash Spin, and Smokin’ Hot Diamonds. Queen of Diamonds is a 9-Reel, 32-Line theme featuring our new Jackpot Jump. Once any jackpot trigger is hit, players pick from one of four cards to find a diamond-suited Jackpot Jump card or a Queen of Diamonds card, which will “jump” the progressive prize by one or two tiers, respectively.

Platinum MPX and The Texan HDX
The award-winning Platinum MPX represents a new premium participation cabinet and game series that offers a 40” monitor, full 1080p HD graphics capabilities, a fully-customizable touchscreen button panel, game-controlled runway lighting and six custom speakers - including two speakers in the fully integrated interactive sound chair with Earthquake Shakers technology. The Platinum MPX debuted with two games in 2014, the award-winning Thundering Herd and Invasion 2: The Return, with new themes Cabinet of Curiosities, Dracula, Haunted House After Dark, and The Valkyries scheduled to be released in 2015. The Texan HDX is a brand new 8 foot tall cabinet with twin 42" video screens, featuring a two-person bench seat. The oversized cabinet will showcase any of our standard video themes from Multimedia’s game library.

TournEvent
Our award-winning slot tournament system is a proven solution that allows operators to switch from in-revenue gaming to out-of-revenue tournaments with the simple click of a mouse. In 2014, the award-winning slot tournament system debuted a wireless tablet option, the latest out-of-revenue game, and new signage. With the wireless tablet option, casino operators will now be able to sign up players for tournaments remotely, allowing for a more efficient tournament registration and an overall better tournament experience for the casinos and players alike. The newest out-of-revenue game, Cash Boom Bang with 4 Reel Frenzy, will take slot tournaments to the next level, as tournament screens will explode into four sets of reels once a bomb appears. Jump to First and Pop-n-Win may occur during this time as well. TournEvent will also now come with a new sign option, consisting of a rotating 55” monitor, lighted accent dividers, and the ability to be featured on new bank configurations.

Building on the growing number of TournEvent installations nationwide, approximately 280 systems in 29 states as of September 30, 2014, we successfully executed our second National TournEvent of Champions, which began at participating casinos in the spring of 2014, culminating at the Championship during the 2014 Global Gaming Expo. The Championship featured 123 participants from 103 casinos nationwide competing for $500,000 in cash prizes, including a $200,000 grand prize. Based on the success of the 2014 National TournEvent of Champions, we plan to offer a million dollar event in 2015, awarding over $1 million in cash prizes.

MANUFACTURING

We currently utilize contract manufacturers to produce the cabinets that make up our electronic gaming machines, as well as other sub-assemblies. We assemble our electronic gaming machines, which include the cabinets, computer assemblies, LCD screens, printers, bill acceptors and other wiring and harnesses, at our Austin, Texas and Las Vegas, Nevada assembly facilities. We believe that our sources of supply of component parts and raw materials are generally adequate and we have few sole-sourced parts.

SIGNIFICANT CUSTOMERS
A single tribe in Oklahoma, the Chickasaw Nation, accounted for 18% of our total revenue in fiscal 2014, as compared to 23% and 30% of our total revenues in fiscal 2013 and fiscal 2012, respectively. Revenues from the New York Lottery comprised 7% of our total revenue in fiscal 2014, compared to 10% and 11% in fiscal 2013 and fiscal 2012, respectively. The decline in percentage of revenue from these significant customers relates to higher revenues from new and existing customers as we continue to expand our customer base throughout North America.
COMPETITION

We compete in a variety of gaming markets with equipment suppliers of varying size.  Competition is generally on the basis of the amount of profits our products generate for our customers relative to the amount of profits generated by our competitors' products, as well as the prices and/or fees we and our competitors charge for products and services offered.  We believe that, in addition to economic considerations, the most important factor influencing product selection is end user appeal, which has a direct effect on the volume of play generated by a product and drives the revenues generated for our customers.  To drive customer demand and improve product attractiveness to end users, we are continually working to develop new game themes, gaming engines, hardware platforms and systems, all while working to release these new products to the marketplace in a timely manner.

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

Competitors in our industry include Ainsworth Game Technology, Ltd., Amaya Gaming Group Inc., Aristocrat Technologies, Inc., Aruze Gaming America, Inc., Bally Technologies, Inc., International Game Technology, Konami Co. Ltd, Rocket Gaming Systems LLC, Scientific Games Corporation, and SPIELO International.

RESEARCH AND DEVELOPMENT

We conduct research and development activities primarily to develop new gaming systems, gaming engines, casino data management systems, casino central monitoring systems, video lottery outcome determination systems, gaming platforms and gaming content, as well as to add enhancements to our existing product lines.  We believe our ability to deliver differentiated, appealing products and services to the marketplace is based on our research and development investments and we expect to continue to make such investments in the future.  Research and development costs consist primarily of salaries and benefits, consulting fees and an allocation of corporate facilities costs related to these activities.  Once the technological feasibility of a project has been established, it is transferred from research to development and capitalization of development costs begins until the product is available for general release. Research and development expenses were $17.2 million, $16.8 million and $15.1 million for the years ended September 30, 2014, 2013 and 2012, respectively.

INTELLECTUAL PROPERTY

We develop intellectual property in our industry. While we do not believe that any single patent or item of our intellectual property is crucial to our business, we do use a combination of patents, copyrights, trade secrets, trademarks and proprietary information to create, maintain and/or enhance a competitive position, protect our products and defend against litigious competitors. We have been granted over 206 patents related to games and systems, most of which are unexpired, and have more than 71 patent applications pending in the United States and in many foreign countries, including 133 patents issued and 61 patents pending in the United States. The expiration dates of these patents vary and are based on their filing and issuances dates. We intend to continue to actively file for patent protection, when such filings are commercially reasonable, within and outside the United States. We also seek protection for a large number of our products by registering hundreds of trademarks in the United States and various foreign countries. We have 396 registered trademarks and 176 trademarks pending in the United States. Under permission or license agreements with third parties, we also sell products covered by independently filed copyrights, trademarks, and/or patents. Typically, these contracts require us to pay royalties to the licensing party. Royalty expenses are included in cost of gaming and systems in our consolidated financial statements included in this report.

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

EMPLOYEES

At September 30, 2014, we had 524 full-time and part-time employees, including 204 engaged in field operations, customer support and manufacturing, 216 in system and game development, 42 in sales and marketing, 19 in accounting and finance and 43 in other general administrative and executive functions.  We do not have a collective bargaining agreement with any of our domestic employees and we believe our relationship with our current employees is good.

FOREIGN AND DOMESTIC OPERATIONS AND GEOGRAPHIC DATA

The United States represents our largest geographic market. Approximately 99% of our revenue in fiscal 2014 came from customers inside the United States, compared to 99% and 98% in fiscal 2013 and fiscal 2012, respectively. All of our long-lived assets outside of the United States were immaterial for each of fiscal 2014, 2013, and 2012. Outside the United States, we maintained an electronic lottery system for the Electronic Instant Lottery system in Israel until March 2014. In addition, in early fiscal 2013, we terminated our operations in Mexico following the sale of our existing EGMs to our largest customer in the market. Revenue from these international operations provided 1% of our total revenue in fiscal 2014, compared to 1% in fiscal 2013 and 2% in fiscal 2012.

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

We hold 222 gaming licenses, which allow us to conduct business in commercial and tribal jurisdictions across the United States.  While the regulatory requirements vary from jurisdiction to jurisdiction, most require:

•	Documentation of qualification, including evidence of financial stability;

•	Findings of our suitability, as well as for our officers and directors; and

•	Gaming equipment and game approvals following testing and certification by testing labs.

Laws of various gaming regulatory agencies serve to protect the public and ensure that gaming-related activity is conducted honestly and free from corruption.  Regulatory oversight also ensures that local authorities receive the appropriate amount of gaming tax revenues.  As such, our financial systems and reporting functions are required to demonstrate high levels of detail and integrity.

In general, we are subject to a wide range of federal, state and Native American laws and regulations that affect our general commercial relationships with our Native American tribal customers and the products and services we provide.  As we more fully enter the traditional commercial gaming marketplace, we will also be subject to increased state regulatory requirements that will require more in-depth state-by-state licensing and oversight.  Furthermore, we may also be subject to a wide range of state and local regulations in the markets where we seek to provide products and services for charity bingo markets.

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

State Licensing

We are subject to licensing requirements in each state in which we seek to conduct business.  We are licensed in several commercial gaming jurisdictions including: Arkansas, Florida, Illinois, Indiana, Iowa, Kansas, Louisiana, Maryland, Michigan, Mississippi,

New Mexico, Nevada, Ohio, Oklahoma, and Pennsylvania.  Additionally, we are currently undergoing the licensing application process in the states of Colorado and New Jersey. Each state license is considered to be a privilege license and is subject to regulatory, technical, and statutory requirements.

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

Any company that sells, leases, and distributes gaming devices in Nevada is required to be licensed by the Nevada Gaming Authorities, and Multimedia Games, Inc., our subsidiary that sells, leases, or distributes gaming devices or systems in Nevada, which we refer to as our licensed subsidiary, is licensed by the Nevada Gaming Authorities. We have also been registered as the stockholder of our licensed subsidiary, as a gaming licensee, when relevant. All gaming devices manufactured for use or play in Nevada must be approved by the Nevada Commission prior to distribution or being exposed for play. Before associated gaming equipment, as defined in the Nevada Act, can be distributed in Nevada, such equipment must be administratively approved by the chairman of the Nevada Board.

We are required to be registered by the Nevada Commission as a publicly-traded corporation, and as such, we are required to periodically submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a shareholder, director, or officer of, or receive any percentage of profits from, our licensed subsidiaries without first registering with or obtaining necessary licenses or approvals from the Nevada Gaming Authorities. Additionally, local authorities have taken the position that they have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee. We and our licensed subsidiary have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits, findings of suitability, or licenses required in order to engage in gaming activities in Nevada.

The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, us or our licensed subsidiary to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors, and certain key employees of our licensed subsidiary must file applications with the Nevada Gaming Authorities and may be required to be licensed by the Nevada Gaming Authorities. Our officers, directors, and key employees who are actively and directly involved in the gaming activities of the licensed subsidiary may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing or a finding of suitability for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability, or the gaming licensee by which the applicant is employed or for whom the applicant serves, must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

If the Nevada Gaming Authorities were to find one of our officers, directors, or key employees unsuitable for licensing with us or our licensed subsidiary, we or our licensed subsidiary would have to sever all relationships with that person. In addition, the Nevada Commission may require us or our licensed subsidiary to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada. As a result of these rules, and similar rules in other states in which we have gaming licenses, we amended our bylaws, in September 2012 to implement appropriate qualifications for directors and director nominees. Our amended bylaws give our board of directors discretion to determine whether a proposed nominee would put us at risk of losing or suffering prejudice to a gaming license, of being unable to reinstate a prior gaming license, or of being unable to obtain a new gaming license. In addition, in order to be qualified to serve as a director, a person may not be an “Unsuitable Person” as defined in our bylaws, must satisfy the director qualification requirements of all gaming authorities, and must annually submit an irrevocable resignation that will be effective if a gaming authority determines that such person's membership on our board of directors would cause us to lose a gaming license, be unable to reinstate a prior gaming license, or be unable to obtain a new gaming license.

We are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all of our and our licensed subsidiary's material loans, leases, sales of securities, and similar financing transactions must be reported to or approved by the Nevada Commission.

If the Nevada Commission determined that we or our licensed subsidiary violated the Nevada Act, it could limit, condition, suspend, or revoke, subject to compliance with certain statutory and regulatory procedures, our gaming license and those of our licensed subsidiary. In addition, we and our licensed subsidiary and the individuals involved could be subject to substantial fines for each separate violation of the Nevada Act, at the discretion of the Nevada Commission.

Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his or her suitability as a beneficial holder of the voting securities determined, if the Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

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

An institutional investor will be deemed to hold voting securities for investment purposes if it acquires and holds the voting securities in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies, or operations, or any other action that the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•voting on all matters voted on by shareholders;

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

If any beneficial holder of our voting securities who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information, including a list of its beneficial owners. The applicant is required to pay all costs of investigation.

Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner of our voting securities if the record owner, after request, fails to identify the beneficial owner of those securities. Any shareholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of our common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We would be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a shareholder or to have any other relationship with us or our licensed subsidiary, we or the licensed subsidiary:

•	pay that person any dividend or interest upon any of our voting securities;

•	allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•	fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities including, if necessary, the immediate purchase of the voting securities for cash at fair market value.

The Nevada Commission may, in its discretion, require the holder of any of our debt securities to file an application, be investigated, and be found suitable to hold the debt security. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, we can be sanctioned, including the loss of our approvals, if without the prior approval of the Nevada Commission, we:

•	pay to the unsuitable person any dividend, interest, or any distribution whatsoever;

•	recognize any voting right by such unsuitable person in connection with such securities;

•	pay the unsuitable person remuneration in any form; or

•	make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

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

On September 22, 2011, the Nevada Commission granted us prior approval to make public offerings for a period of three years, subject to certain conditions, referred to herein as the “shelf approval.” On September 25, 2014, the Nevada Commission approved an extension of the shelf approval for an additional three-year period. The shelf approval also includes approval for us to place restrictions on the transfer of any equity security issued by our licensed subsidiary and to enter into agreements not to encumber such securities, pursuant to any public offering made under the shelf approval. However, the shelf approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The shelf approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or other disclosure document by which securities are offered or the investment merits of the securities offered. Any representation to the contrary is unlawful.

Changes in control of us through merger, consolidation, stock, or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he or she obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of us must satisfy the Nevada Board and the Nevada Commission concerning a variety of stringent standards prior to assuming control of us. The Nevada Commission may also require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

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

Approvals are, in certain circumstances, required from the Nevada Commission before we can make exceptional repurchases of voting securities above the current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by our board of directors in response to a tender offer made directly to our shareholders for the purpose of acquiring control of us.

License fees and taxes are payable to the State of Nevada and to local authorities, as applicable. Depending upon the particular fee or tax involved, these fees and taxes are payable monthly, quarterly, or annually and may be based upon the number of gaming devices operated.

As we or our licensed subsidiary is involved in gaming ventures outside of Nevada, known as foreign gaming, we are required to maintain a revolving fund in the amount of $10,000 with the Nevada Board to pay the expenses of investigation by the Nevada Board of our participation in such foreign gaming. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. We must also comply with certain reporting requirements imposed by the Nevada Act and also be subject to disciplinary action by the Nevada Commission if we or our licensed subsidiary:

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

Class III gaming on Native American tribal lands is subject to the negotiation of a compact between the tribe and the state in which they plan to operate a gaming facility.  These tribal-state compacts typically include provisions entitling the state to receive a portion of the tribe's gaming revenues.  While tribal-state compacts are intended to document the agreement between the state and a tribe, these tribal state compacts can be subject to disputes relative to permitted Class III gaming operations. Currently, we operate in three states where such compacts significantly affect our business: Oklahoma, Washington and, to a lesser extent, California.

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

Washington. Our activities in the State of Washington are governed pursuant to compacts between the state government and Native American tribes located in Washington.  We offer a range of Class II and Class III player terminals to our customers in Washington that are operated in conjunction with local central determinant systems described above.  Compacts between the state and tribes are recognized by IGRA to permit Class III gaming.

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

Charity Regulation

We have historically supplied bingo games and systems to nonprofit organizations that operate these games for charitable, educational and other lawful purposes.  Bingo for charity is not subject to a nationwide regulatory system such as the system created by IGRA to regulate Native American gaming and, as a result, regulation for this market is generally on a state-by-state basis though, in some cases, it is regulated by county commissions or other local government authorities. Historically, we have offered charity bingo gaming systems in the State of Alabama pursuant to constitutional amendments and county regulations or other local government authority regulations. However, during fiscal 2011, due to regulatory changes in the State of Alabama, we removed all of our charity bingo machines from charity customer facilities in the state.

International Regulation

We have historically operated in one major international market, Mexico.  We began placing bingo games in the Mexican market in 2006 under the jurisdiction of the Ministry of the Interior (Secretaría de Gobernación), a branch of the federal government of Mexico.  The entities and individuals who have obtained bingo permits may only operate player terminals that comply with Mexican law and regulations.  Accordingly, our contracts required us to provide player terminals that comply with those laws and regulations, and therefore, we submitted our games for compliance certification to an independent lab prior to placing them in a facility of a permit holder. In early fiscal 2013, we terminated our operations in Mexico following the sale of our terminals to our primary customer in the market. We are beginning to expand our business in other selected international jurisdictions. We currently operate in the Bahamas and Ontario, Canada, and we hold approved gaming licenses in British Columbia, Canada and Peru.

ENVIRONMENTAL MATTERS

We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position or result in material capital expenditures. However, we cannot predict the effect on operations of possible future environmental legislation or regulations. During fiscal 2014, we made no material capital expenditures for environmental control facilities, and no such material expenditures are anticipated.

Available Information.  Through the Investor Relations link on our website (www.multimediagames.com), we make available free of charge to the public, as soon as reasonably practicable after such information has been filed with the Securities and Exchange Commission, or SEC, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act, as well as other filings from time to time.  Our website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.  Additionally, we make available free of charge on our internet website: our Code of Business Conduct and Ethics; the charter of our Nominating and Governance Committee; the charter of our Compensation Committee; and the charter of our Audit Committee.

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

We may not be able to consummate our recently announced acquisition by Global Cash Access Holdings, Inc. in the anticipated timeframe, or at all.
As previously announced, on September 8, 2014, we entered into the Merger Agreement with GCA and Merger Sub, pursuant to which, subject to satisfaction or waiver of certain conditions, Merger Sub will merge with and into us, with Multimedia Games surviving the Merger as a wholly owned subsidiary of GCA. On September 26, 2014, we received notice from the Federal Trade Commission of the early termination of the waiting period applicable to the consummation of the Merger under the HSR Act. There are a number of risks and uncertainties associated with the consummation of the Merger with GCA, and completion of the Merger is contingent upon customary closing conditions, including approval of the Merger Agreement by our shareholders at a special meeting currently scheduled for December 3, 2014 or at any adjournment or postponement thereof and receipt of certain regulatory approvals. There can be no assurance that the Company Shareholder Approval will be obtained, that the required regulatory approvals will be obtained or that such approvals will be obtained without conditions that we do not anticipate, or that the other conditions of the Merger are satisfied.

In addition to the risk that conditions of the Merger may not be satisfied, other events may intervene to delay or result in the termination of the Merger, such as (1) GCA may not be able to obtain, on a timely basis or otherwise, the necessary debt financing to consummate the proposed Merger, (2) other potential bidders may make competitive responses to the proposed Merger, (3) legislative, regulatory and economic developments may impact our ability to consummate the proposed Merger with GCA, and (4) certain lawsuits that have been filed challenging the Merger could result in the Merger not being completed or in a delay in the completion of the Merger.

We can give you no assurance that the Merger will be consummated, in which case we would not realize the anticipated benefits of having completed the Merger, which may adversely affect us. Through September 30, 2014, we have incurred approximately $5.7 million in costs due to Merger-related activities with GCA, which resulted in a significant decrease in operating income. In addition, under certain circumstances, we may be required to pay a termination fee of up to $32.5 million if the Merger is not consummated

While the Merger with GCA is pending, we are subject to business uncertainties and contractual restrictions that could disrupt our business.
We have experienced and, whether or not the pending Merger with GCA is completed, we may continue to experience disruption of our current plans and operations due to the pending Merger, which could have an adverse effect on our business and financial results. Our employees and other key personnel may have uncertainties about the effect of the pending Merger, and those uncertainties may impact our ability to retain, recruit and hire key personnel while the Merger is pending or if it is not consummated. To date, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger with GCA, and these fees and costs are payable by us whether or not the proposed Merger is consummated. Furthermore, we cannot predict how our suppliers and customers will view or react to the proposed Merger, and some may be hesitant to do business with us in light of uncertainties about our ability to perform due to the proposed acquisition of us by GCA. If we are unable to reassure our customers and suppliers to continue transacting business with us, whether or not the proposed Merger is consummated, our financial results may be adversely affected.

Under the terms of the Merger Agreement, we are required to operate our business in the ordinary course, and we are also subject to certain restrictions on the conduct of our business prior to the consummation of the proposed Merger without the consent of GCA, including, among other things, certain restrictions on our ability to make certain capital expenditures, investments and acquisitions; sell, transfer or dispose of our assets; enter into certain contracts with customers; amend our organizational documents and incur indebtedness. These restrictions, which could be in place for an extended period of time if the consummation of the Merger is delayed, could prevent us from pursuing otherwise attractive business opportunities, result in our inability to respond effectively to competitive pressures, industry developments and future opportunities and may otherwise harm our business, financial results and operations.

In the event that the pending Merger with GCA is not completed, the trading price of our common stock and our future business and financial results may be negatively impacted.
As noted above, the conditions to the completion of the Merger with GCA may not be satisfied. If the Merger with GCA is not completed for any reason, we would still be liable for significant transaction costs and the focus of our management would have been diverted from seeking other potential opportunities without realizing any benefits of the completed Merger. If we do not complete the Merger, the price of our common stock may decline significantly from the current market price, which may reflect a market assumption that the Merger will be completed, with our shareholders receiving the Merger consideration of $36.50 for each share of our common stock held.

If the proposed Merger is not completed or we are not otherwise acquired, we may consider other strategic alternatives, which are subject to risks and uncertainties.
If the proposed Merger with GCA is not completed, our board of directors will review and consider various alternatives available to us, including, among others, continuing as a public company with no material changes to our business or capital structure or other alternative transactions. Any alternative transaction may involve various additional risks to our business, including, among others, distraction of our management team and associated expenses similar to those described above in connection with the proposed Merger, our ability to consummate the alternative transaction, the valuation assigned to our business in the alternative transaction, our ability or a potential buyer’s ability to access capital on acceptable terms or at all and other variables that may adversely affect our operations.

We receive a considerable amount of revenue from one customer.
For the fiscal years ended September 30, 2014 and 2013, approximately 18% and 23%, respectively, of our total net revenues (net of accretion) were from one customer. Our relationship with that customer is largely governed by multiple development or placement fee agreements. Under our development and placement fee agreements, we secure a long-term revenue share percentage and a fixed number of player terminal placements in our customer's facility, in exchange for our funding of the development and construction of the gaming facility. Some of these agreements are set to terminate pursuant to their terms during the next several years and we may not be able to renegotiate new or substantially similar agreements with that customer. A material decrease in our revenue with our largest customer would have a material and adverse effect upon our financial condition and results of operations.

We have a significant concentration of revenues in the State of Oklahoma and changes in economic, regulatory and licensing conditions in Oklahoma may adversely affect our business.
For the fiscal years ended September 30, 2014 and 2013, approximately 28% and 33%, respectively, of our total net revenues (net of accretion) were from Native American tribes located in the State of Oklahoma. A significant concentration of our revenue comes from Oklahoma, and local economic, regulatory and licensing changes may adversely affect our Oklahoma customers, and therefore our development and placement fee agreements and our business, disproportionately to changes in national economic conditions, including adverse economic declines or slower economic recovery from prior declines. While we continue to seek to diversify the markets in which we operate, and to expand in the Oklahoma market, the loss of Oklahoma tribes as customers, including our largest customer, would have a material and adverse effect upon our financial condition and results of operations. The State of Oklahoma permits other types of gaming, both at Native American tribal gaming facilities and at Oklahoma racetracks, and many of our competitors are now seeking entry into this market. The loss of significant market share in Oklahoma to these new gaming opportunities or the increased presence of our competitors’ products in Oklahoma could also have a material adverse effect upon our financial condition and results of operations.

We are subject to extensive regulation in the jurisdictions in which we operate and the cost of compliance or failure to comply with such regulations may adversely affect our business, which could be materially adverse to our business and prospects.
Our operation of gaming activities, including the sale and manufacture of gaming devices, is subject to extensive regulation by the jurisdictions in which we operate, and our ability to operate in any such jurisdiction may be revoked, suspended or conditioned by the gaming regulators.  These laws, regulations, and ordinances vary from jurisdiction to jurisdiction, but generally concern the responsibility, financial stability, and character of our owners, officers, and directors, as well as those persons financially interested or involved in gaming operations.  A finding of unsuitable activity on our part or on the part of our subsidiaries or affiliates in any jurisdiction could also have a material negative effect on our ability to continue operating in other jurisdictions. In addition, we are subject to the possible increase in gaming taxes or fees at any time by various state and federal legislatures and officials, which could adversely affect our results.  For a summary of gaming regulations that could affect our business, see "Part I - Item 1. Business - Gaming Regulation and Licensing."

Our ability to conduct our existing traditional business, expand operations, develop and distribute new products, games and systems, and expand into new gaming markets is also subject to significant federal, state, local, Native American, and foreign regulations. In the United States and many other countries, gaming must be expressly authorized by law. Once authorized, such activities are subject to extensive and evolving governmental regulation. While we seek to comply with the standards and regulations set forth by each jurisdiction, a government agency could change those standards and regulations in a manner that negatively affects us or a government agency or court could disagree with our interpretation of these standards and regulations. A governmental agency or court could also determine that the manufacture and use of certain of our electronic player terminals, and perhaps other key components of our gaming systems that rely to some extent upon electronic equipment to run a game, constitute illegal gaming. An adverse regulatory or judicial determination regarding the legal status of our products could have material adverse consequences for us in other jurisdictions, including with gaming regulators, and our business, operating results and prospects could suffer and we and our officers and directors could be subject to significant fines and penalties. Furthermore, the failure to become licensed, or the loss or conditioning of a license, in one market may have the adverse effect of preventing licensing in other markets or the revocation of licenses we already maintain.

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

As we expand our product offering into new market segments and jurisdictions, our failure to adequately manage that expansion may limit our existing operations or have a negative impact on our ability to grow, which could be materially adverse to our business and prospects.
As we expand into new markets, we expect to encounter business, legal, operational and regulatory uncertainties as well as additional responsibilities. As we enter new jurisdictions, we are subject to increasing legal, regulatory and reporting requirements, such as new licenses, permits and approvals, including third-party certifications that our games comply with a particular jurisdiction's stated regulations, which will require substantial additional resources, and such licenses, permits or approvals may not be timely granted to us, or granted to us at all, which could have a material effect on our business in general and new market entry specifically. Obtaining and maintaining all required licenses, findings of suitability, registrations, permits or approvals is time consuming, expensive, and potentially distracting to our management. We will need to develop and/or update our reporting systems, and if we fail to provide timely or adequate notifications or reporting requirements within these new jurisdictions, such failure could have adverse regulatory consequences for us in that jurisdiction and other jurisdictions, which could affect our business. In addition, entry into new markets may require us to make changes to our gaming systems to ensure that they comply with applicable regulatory requirements of those markets. We may also encounter additional legal and regulatory challenges that are difficult or impossible to foresee and which could result in an unforeseen adverse impact on planned revenues or costs associated with the new market opportunities. If we are unable to effectively develop and operate within these new markets, then our business, operating results and financial condition would be impaired.
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

Additionally, Native American tribes generally enjoy sovereign immunity from lawsuits similar to that of the individual states and the United States.  Before we can sue or enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe, the Native American tribe must effectively waive its sovereign immunity with respect to the matter in dispute, which we will not always be able to obtain.  For example, our largest customer, who accounts for 18% of our total net revenues (net of accretion) as of September 30, 2014, has not given us a waiver of sovereign immunity.  Without a limited waiver of sovereign immunity, or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribe party to that contract.  Even if the waiver of sovereign immunity by a Native American tribe is deemed effective, there will be an issue as to the forum in which a lawsuit can be brought against the Native American tribe.  Federal courts are courts of limited jurisdiction and generally do not have jurisdiction to hear civil cases relating to Native American tribes and we may be unable to enforce any arbitration decision effectively.

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

We cannot rely upon the term of our customer contracts to retain the business of many of our customers.
Our contracts with our customers are generally on a month-to-month basis, except for customers with whom we have entered into development and placement fee agreements. As a result, we cannot rely upon the stated term of our customer contracts to retain the business of our customers. We must rely instead upon providing competitive player terminals, games and systems to give our customers the incentive to continue doing business with us. At any point in time, a significant portion of our business is subject to nonrenewal, which may materially and adversely affect our earnings, financial condition and cash flows. In addition, certain of our customer contracts have "buy out" provisions enabling our customer to purchase machines formerly provided to them under revenue participation arrangements. To the extent our customers exercise their buy out rights pursuant to these provisions, we recognize revenue from equipment sales in the current period but lose future participation or lease revenue from purchased machines.  This could have the effect of reducing our overall future revenues from these customers and thereby adversely affect our future operating results.

State compacts with our existing Native American tribal customers that allow Class III gaming could reduce demand for our Class II games and our continued entry into the Class III market may be difficult as we compete against larger companies in the Class III market.
Certain of our Class II Native American tribal customers have entered into compacts with the states in which they operate to permit the operation of Class III games. While we seek to also provide Class II alternatives in these markets, we believe the number of our Class II game machine placements in those customers’ facilities could decline, and our operating results could be materially and adversely affected.  As our Native American tribal customers continue to transition to gaming under these compacts with their respective states, we continue to face significant uncertainty that makes our business in this market difficult to manage and predict and we may be forced to compete with larger companies that specialize in Class III gaming as these companies move into these newly created Class III compact markets. We believe the establishment of state compacts depends on a number of political, social, and economic factors that are inherently difficult to ascertain. Accordingly, although we attempt to closely monitor state legislative developments that could affect our business, we may not be able to timely predict if or when a compact could be entered into by one or more of our Native American tribal customers. For example, in Oklahoma, we anticipate that the introduction of Class III games will continue to pressure our market and revenue share percentages and may result in a shift in the market from revenue share arrangements to a sale-based model. In addition, the introduction of Class III games into New York could have an adverse effect on our operating results in the State of New York as we provide the central determinant system for Class II games within the State of New York. Any of these changes could have an adverse effect on our operations.

Gaming laws and regulations may require our officers, directors, key employees and certain shareholders to undergo a suitability investigation, which may result in us having to sever all relationships with that person.
In some jurisdictions, the gaming authority may determine that any of our officers, directors, key employees, shareholders or any other person affiliated with us is unsuitable to act in such capacity. There can be no assurance that we will obtain all the necessary licenses and approvals or that our officers, directors, key employees, their affiliates and certain other shareholders will satisfy the suitability requirements in each jurisdiction in which we seek to operate. The failure to obtain such licenses and approvals in one jurisdiction may affect our licensure and/or approvals in other jurisdictions. In addition, a significant delay in obtaining such licenses and approvals could have a material adverse effect on our business prospects.

A gaming authority may, in its discretion, require some of our shareholders to file applications, be investigated, and be found suitable to own our stock if it has reason to believe that the security ownership would be inconsistent with the declared policies of the regulatory body. Further, the costs of any investigation conducted by the gaming authority under these circumstances must be paid by the applicant and refusal or failure to pay these charges may constitute grounds for a finding that the applicant is unsuitable to own the securities. If the gaming authority determines that a person is unsuitable to own our stock, then, we can be sanctioned, including the loss of our approvals, if, without the prior approval of the gaming authority, we:

•	pay to the unsuitable person any dividend, interest or any distribution whatsoever;

•	recognize any voting right by the unsuitable person;

•	pay the unsuitable person remuneration in any form; or

•	make any payment to the unsuitable person including any principal, redemption, conversion, exchange or similar payment.

While our shareholders have approved a right to redeem shares of an unsuitable shareholder, which is reflected in our current articles of incorporation, a finding of unsuitability could have a material adverse effect on our business. If a gaming authority were to find an officer, director or key employee unsuitable for licensing or unsuitable to continue having a relationship with us, we would have to sever all relationships with that person. Furthermore, the gaming authority may require us to terminate the employment of any person who refuses to file appropriate applications. Either result could materially adversely affect our gaming operations.

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

We also rely on trade secrets and proprietary know-how. We enter into confidentiality agreements with our employees and independent contractors regarding our trade secrets and proprietary information, but we cannot be assured that the obligation to maintain the confidentiality of our trade secrets or proprietary information contained in those agreements will be honored. Despite various confidentiality agreements and other trade secret protections, our trade secrets and proprietary know-how could become known to, or independently developed by, our competitors.

Some of our products may incorporate open source software. Some open source licenses mandate, as a condition of use of the open source software that is subject to the license, that software developed based upon such open source software, or combined in certain ways with such open source software, become subject to the open source license, or infected. If our proprietary software were thus infected, we could be required to stop using the infecting open sources of software (which would require us to obtain commercial licenses or to develop alternative software, which could be costly or time consuming) or make any of our proprietary software that was infected available to the public in source code form without charge. We take steps to ensure that proprietary software we do not wish to disclose is not combined with, or does not incorporate, open source software in ways that would require such proprietary software to be subject to an open source license. However, few courts have interpreted the open source licenses, and the manner in which these licenses may be interpreted and enforced is therefore subject to some uncertainty.

If we are unable to keep pace with rapid innovations in new technologies or product design and deployment or if we are unable to quickly adapt our development, manufacturing, or sales processes to compete, our business and results of operation could be negatively impacted.
Our success is dependent on our ability to develop and sell new products and systems that are attractive not only to our customers, but also to their customers, the end players.  If our gaming devices do not appeal to customers and players, or if our gaming devices do not meet or sustain revenue and profitability under contractual obligations and expectations, our gaming devices may be replaced by our competitors' devices. Additionally, we may be unable to enhance existing products in a timely manner in response to changing regulatory, legal or market conditions or customer requirements, or new products or new versions of our existing products may not achieve market acceptance in new or existing markets. Furthermore, as we attempt to generate new streams of revenue by selling units to new customers in new jurisdictions we may have difficulty implementing an effective sales strategy for jurisdictional specific games. Our failure to successfully implement an effective sales strategy could cause our future operating results to vary materially from what our management expects. Therefore, our future success depends upon our ability to design, market and sell technologically sophisticated products that meet our customer's needs regarding, among other things, ease of use and adaptability, but that are also unique and entertaining so that they achieve high levels of player appeal and sustainability. If we fail to keep pace with our competitors in this area, our business could be adversely affected.

The demands of our customers and the preferences of the end players are continuously changing. As a result, there is constant pressure to develop and market new game content and technologically innovative products. As our revenues are heavily dependent on the earning power and life span of our games, and because newer game themes tend to have a shorter life span than more traditional game themes, we face increased pressure to design and deploy new and successful game themes to maintain our revenue stream and remain competitive. Our ability to develop new and innovative products could be adversely affected by:

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

We can give you no assurance that our investments in research and development will lead to successful new technologies or timely new products.  We invest heavily in product development in various disciplines from hardware, software, and firmware engineering to game design, video, multimedia, graphics, and sound. Our newer products are generally more technologically sophisticated and are of a different form than those we have produced in the past and we must continually refine our production capabilities to meet the needs of our product innovation. If we cannot adapt our manufacturing infrastructure to meet the needs of our product innovations, if we are unable to receive the components or resources we require, or if we are unable to make upgrades to our production capacity in a timely manner, our business could be negatively impacted.

Our games and systems may experience loss or competitive disadvantages based on malfunctions, anomalies, technological problems, internal deficiencies, or fraudulent activities.
Our games and systems, and games and systems we license or distribute from third parties, could produce false payouts as the result of malfunctions, anomalies, technological problems, internal deficiencies, or fraudulent activities, which we may be required to pay on behalf of our customers. We depend on our security precautions, the honesty of our employees, and our system of internal controls to prevent fraud. We also depend on regulatory safeguards, which may not be available in all jurisdictions or markets, to protect us against jackpots awarded as a result of malfunctions, anomalies, technological problems, internal deficiencies, or fraudulent activities. There can be no guarantee that regulatory safeguards in jurisdictions or markets where they do exist, will be sufficient to protect us from liabilities associated with malfunctions, anomalies, technological problems, internal deficiencies, or fraudulent activities.

The occurrence of malfunctions, anomalies, technological problems, internal deficiencies, or fraudulent activities could result in litigation against us by our customers based on lost revenue or other claims based in tort or breach of contract. Moreover, these occurrences could result in investigations or disciplinary actions by applicable gaming regulators. Additionally, if we experience such issues with our gaming devices or software, we may have to divert substantial engineering and marketing resources from other areas of our business to rectify the problem.

Any unauthorized, and potentially improper, actions of our personnel could adversely affect our business, operating results and financial condition.
The recognition of our revenue depends on, among other things, the terms negotiated in our contracts with our customers. Our personnel may act outside of their authority and negotiate additional terms without our knowledge. We discourage such conduct, but there can be no assurance that our policy will be followed. For example, in the event that our sales personnel negotiate terms that do not appear in the contract and of which we are unaware, whether the additional terms are written or verbal, we could be prevented from recognizing revenue in accordance with our plans. Furthermore, depending on when we learn of unauthorized actions and the size of transactions involved, we may have to restate revenue for a previously reported period, which would seriously harm our business, operating results and financial condition.

Certain of our customers and third-party testing laboratories have policies and procedures in place regarding the shipment and installation of our products. If our personnel do not properly comply with such policies and procedures, we may experience a delay in installation, which could result in a loss of revenue, penalties, fines or fees, which could adversely affect our business, operating results and financial condition.

The gaming industry is intensely competitive.  We may not be able to successfully compete in new and existing markets due to research and development, intellectual property and regulatory challenges, and if we are unable to compete effectively, our business could be negatively impacted.
We operate in an intensely competitive industry against larger companies with significant financial, research, design, development, and marketing resources. These larger companies, most of whom have greater resources than us, are aggressively competing against us in our core business operations, including but not limited to lottery, Class II, Class III, and commercial slot markets. Additionally, new smaller competitors compete against us in our traditional markets, and these smaller competitors may not face the same regulatory and/or compliance restraints that we have. Any increased competition will intensify pressure on our pricing model. We expect to face increased competition as we attempt to enter new markets and new geographical locations.

There are a number of established, well-financed companies producing gaming devices, game content and systems that compete with our products. Certain of these competitors may have access to greater capital resources than we do, and as a result, may be better positioned to compete in the marketplace. These competitors include International Game Technology, Scientific Games Corporation, Bally Technologies, Inc., Aristocrat Technologies, Inc. and Konami Co. Ltd. Pricing, accuracy, reliability, product features and functions are among the factors affecting a competitor's success in selling its systems in the market.

Competition in the gaming industry is intense due to the number of providers, as well as the limited number of facilities and jurisdictions in which they operate.  Other members of our industry may independently develop games similar to our games. Additionally, our customers compete with providers of other forms of entertainment for their end user’s entertainment budget. Consequently, our customers might not be able to spend new capital on acquiring gaming equipment. Moreover, our customers might reduce their utilization of revenue share agreements.

We may not collect all amounts recorded for value added taxes related to our operations in Mexico which may adversely affect our financial results.
Our Mexican operations were subject to a value added tax, or VAT, which was applied to the imports of products originating outside of Mexico. We have an outstanding VAT receivable from the Mexico taxing authority primarily related to VAT levied on product shipments for 2006 and 2007.  At September 30, 2014 and September 30, 2013, our VAT receivable was $2.9 million. The Mexico taxing authority has ruled on 2006 and 2007 and has challenged the registration of certain of the transactions recorded in VAT receivable. Although we have partially reserved the challenged VAT receivable balance, we have also formally contested these rulings. The final resolution of the contested balances remains uncertain and may adversely affect the carrying value of the receivable.

We may not realize satisfactory returns on money lent or otherwise funded to new and existing customers to develop or expand gaming facilities.
We enter into development and placement fee agreements to provide financing for construction, expansion, or remodeling of gaming facilities, primarily in the State of Oklahoma.  Under our development and placement fee agreements, we secure a long-term revenue share percentage and a fixed number of player terminal placements in the facility, in exchange for funding the development and construction of the gaming facility.  We may not, however, realize the anticipated benefits of any of these strategic relationships or financings as our success in these ventures is dependent upon the timely completion of the gaming facility, the placement of our player terminals, and a favorable regulatory environment.  For example, in fiscal 2010, we took a material impairment charge for a note receivable for money lent in connection with a development agreement for an Alabama facility because of the legal uncertainty of charitable bingo in the State of Alabama and in fiscal 2011, we removed all of our charitable bingo machines from the State of Alabama due to regulatory changes in that state.

Our development and placement efforts and financing activities may result in operating difficulties, financial risks, or required expenditures that could adversely affect our liquidity.  In connection with one or more of these transactions, and to obtain the necessary development and placement fee funds, we may need to extend secured and unsecured credit to potential or existing customers that may not be repaid, incur debt on terms unfavorable to us or that we are unable to repay, or incur other contingent liabilities. While we believe the increased level of receivables from counterparties to development agreements has allowed us to grow our business, it has also required direct, additional focus of and involvement by our management. The failure to maintain controls and processes related to our collection efforts or the deterioration of the financial condition of our customers could negatively impact our business.

Slow growth in the establishment of new gaming jurisdictions or the number of new casinos and declines in the rate of replacement for existing gaming machines could limit or reduce our future profits.
While we continue to seek entry into already established gaming jurisdictions, demand for our products is also driven by the establishment of new gaming jurisdictions, the addition of new casinos or expansion of existing casinos within existing gaming jurisdictions, and the replacement of existing gaming machines. The establishment or expansion of gaming in any jurisdiction typically requires a public referendum or other legislative action. As a result, gaming continues to be the subject of public debate, and there are numerous active organizations that oppose gaming. Opposition to gaming, such as that which we experienced in the State of Alabama, could result in restrictions on or even prohibitions of gaming operations or limits on the expansion of such operations in any jurisdiction. In addition, the construction of new casinos or expansion of existing casinos fluctuates with demand, general economic conditions and the availability of financing. The rate of growth in gaming in the United States has diminished in recent years and machine replacements as a percentage of total floor space is at historically low levels. Slow growth in the establishment of new gaming jurisdictions, public protest, political opposition, delays in the opening of new or expanded casinos and continued declines in or low levels of demand for machine replacements, including from greater competition from table games, could reduce the demand for our products and our future profits.

Worsening economic conditions may adversely affect our business.
The demand for entertainment and leisure activities tends to be highly sensitive to consumers' disposable incomes, and thus a decline in general economic conditions, higher levels of unemployment, weakness in the housing markets, higher consumer debt levels, declines in consumer confidence in future economic conditions, higher tax rates, higher interest rates, lower levels of transfer payments from governmental entities and other adverse economic conditions may lead to our end users having less discretionary income with which to wager. Additionally, higher airfares, gasoline prices, and other costs may adversely affect the number of players visiting our customers' gaming facilities. The gaming industry is currently experiencing a period of reduced demand. A decline in the relative health of the gaming industry and the difficulty or inability of our customers to obtain adequate levels of capital to finance their ongoing operations reduces their resources available to purchase our products and services, which adversely affects our revenues. If we experience a significant unexpected decrease in demand for our products, we could also be required to increase our inventory obsolescence charges. Additionally, a decline in general economic conditions might negatively impact our customers' abilities to pay us in a timely fashion. Our customers' failures to make timely payments could result in an increase in our provision for bad debt.

Litigation may adversely affect our business, financial condition and results of operations.
We are subject to legal and regulatory requirements applicable to our business and industry.  We are also subject to the risk of litigation by employees, customers, our customers' customers, patent owners, competitors, suppliers, shareholders or others through private actions, class actions, administrative proceedings and other legal proceedings.  Litigation can be lengthy, expensive, and disruptive to our operations and results cannot be predicted with certainty or, sometimes, at all. Current estimates of loss regarding pending litigation may not be reflective of any particular final outcome. The results of rulings, judgments or settlements of pending litigation may result in financial liability that is materially higher than what management has estimated at this time and we may experience adverse publicity associated with litigation, regardless of whether the allegations are valid or whether we are ultimately found liable.  We cannot assure you that we will not be subject to liability with respect to current or future litigation. We maintain various forms of insurance coverage; however, substantial adverse rulings, judgments or settlements could exceed the amount of insurance coverage (or any cost allocation agreement with an insurance carrier), may not be covered under our existing insurance policies, or could be excluded under the terms of an existing insurance policy. Moreover, our failure to comply with procedural or operational requirements inherent to our policies may void coverage.  Additionally, failure to secure favorable outcomes in pending litigation could result in adverse consequences to our business, operating results and/or overall financial condition, including without limitation, possible adverse effects on compliance with the terms of our Credit Agreement.

Casino operations are conducted at the discretion of our customers.
We seek to provide assistance to our key customers in the form of project management, with a focus on facility layout and planning, gaming floor configuration and customized marketing and promotional initiatives. Our customers, however, are solely responsible for the operations of their facilities and are not required to consult with us or take our advice on their operations, marketing, facility layout, gaming floor configuration, or promotional initiatives. Further, our customers are solely responsible for safety and security at their facilities.  Our customers have in the past, and will in the future, remodel and expand their facilities. To the extent that our machines are not a part of an optimized facility layout or gaming floor configuration, are not supported by effective marketing or promotional initiatives, are scheduled to be out of service during a facility remodeling, or our customers' facilities are closed or not visited because of end-users concern for safety, our operating results could suffer.

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
We integrate various third-party software products as components of our software and rely on third-party manufacturers to manufacture our equipment. Our business could be disrupted if the suppliers of this software or hardware, or functional equivalents of this software or hardware, were either no longer available to us or no longer offered to us on commercially reasonable terms. Acts of God, adverse weather, and shipping difficulties, particularly with respect to international third-party suppliers, could significantly delay our receipt of such components. For example, some of our suppliers are located in Japan and Thailand, both of which experienced natural disasters in recent years. If we are unable to obtain these items from our established third-party vendors, we could be required to either redesign our products to function with alternate third-party products, or to develop or manufacture these components ourselves, which would result in increased costs and could result in delays in our deployment of our gaming systems and player terminals. Furthermore, we might be forced to limit the features available in our current or future offerings.

We rely on intellectual property licenses from one or more third-party competitors, the loss of which could materially affect our business and the sale or placement of our products. Various third-party gaming manufacturers with whom we compete are much larger than us and have substantially larger intellectual property assets. The gaming manufacturer industry is very competitive and litigious, and a lawsuit brought by one of our larger competitors whether or not well-founded, may have a material effect on our business and our ability to sell or place our products.

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
We are subject to the United States Foreign Corrupt Practices Act (FCPA), which prohibits improper payments or offers of improper payments to foreign officials to obtain business or any other benefit. The FCPA also requires corporations covered by the provisions to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls. We have operations and agreements with third parties and make sales internationally, and such international activities create the risk of unauthorized payments or offers of payments in violation of the FCPA by one of our employees or agents, as these parties are not always subject to our control. Furthermore, accounting standards practiced in other jurisdictions in which we may operate may not always conform to U.S. generally accepted accounting principles, or GAAP. We have recently augmented our Foreign Corrupt Practices Compliance Policy; however, we can make no assurance that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition, and results of operations.

Our current international businesses and potential expansion into other international gaming markets may present new challenges and risks that could adversely affect our business or results of operations.
In recent years, we have conducted business in several countries, including Mexico, Israel, Malta, and Canada. The Maltese operations have ceased, the Israeli operations are immaterial from a financial perspective, the Canadian business has been project-oriented to date, and we have sold our remaining units in Mexico; however, we may continue to seek growth in the international market.

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
Our management maintains internal operational controls and we have invested, and are continuing to invest, in technology to help us streamline our enterprise information systems. However, we may not be able to continue processing at the same or higher levels of transactions. If our systems of internal operational controls should fail to work as expected, if our systems were to be used in an unauthorized manner, or if some of our employees were to subvert the system of internal operational controls, significant losses could occur. Additionally, we are implementing new software in our financial, accounting and manufacturing areas, which could cause delays and business interruption and could affect our results of operations.

We process transactions on a daily basis and are exposed to numerous types of operational risk, which could cause us to incur substantial losses. Operational risk resulting from inadequate or failed internal processes, people, and systems includes the risk of fraud by outside persons, the execution of unauthorized transactions by our employees, errors or omissions relating to transaction processing and systems, breaches of the internal control system, and jurisdictional or environmental related risks associated with our regulatory and compliance requirements. While we attempt to identify this type of operational risk, such attempts may not be successful or adequate and this risk of loss also includes potential legal actions that could arise as a result of the operational deficiency or as a result of our noncompliance with applicable regulatory standards and such risk may be excluded under the terms of an existing insurance policy.

If we fail to properly maintain an effective system of internal controls, we may be unsuccessful in the accurate reporting of our financial results or the timely detection of fraud.
We seek to establish and maintain systems of internal operational controls that provide our management with timely and accurate information about our level of operational risk. We intend that these systems will help manage operational risk at appropriate, cost effective levels. We have also established procedures that are designed to ensure that policies relating to conduct, ethics and business practices are followed. Nevertheless, we may experience loss from operational risk from time to time, including the effects of operational and user errors, and these losses may be substantial.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We must annually evaluate our internal procedures to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management and auditors to assess the effectiveness of our internal controls. If we fail to remedy or maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our financial condition. There can be no assurance that we will be able to fully comply with the requirements of the Sarbanes-Oxley Act or that our management and our independent registered public accounting firm will continue to conclude that our internal controls are effective.

Any disruption in our network or telecommunications services, including disruptions resulting from adverse weather conditions or other catastrophic events in the areas in which we operate, could affect our ability to operate our business, our systems or our games, which could cause reduced revenues, customer down time, liquidated damages or lost customers.
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

Our network is susceptible to outages due to fire, floods, power loss, break-ins, cyberattacks and similar events. We have multiple site back‑up for our services in the event of any such occurrence, but our data, and therefore our business, our systems, or our games, could be adversely affected if we experience such outages for an extended period, thereby affecting revenue and goodwill. Despite our implementation of network security measures, our servers are vulnerable to computer viruses and break-ins. Disruptions to our computer systems from unauthorized use, tampering or otherwise could have a material adverse effect on our business, operating results and financial condition. In addition, portions of our gaming network are often integrated with the networks of our customers, which are outside of our control, but could affect our own network. There is also a risk that our customers’ in-house networks could be compromised, which could impact our customers' operations, and their revenues, which could conversely adversely affect our own revenue.

Adverse weather conditions, particularly flooding, tornadoes, heavy snowfall and other extreme weather conditions often deter our customer's end users from traveling, or make it difficult for them to frequent the sites where our games are installed. If any of those sites experienced prolonged adverse weather conditions, or if the sites in the State of Oklahoma, where a significant number of our games are installed, simultaneously experienced adverse weather conditions, our results of operations and financial condition would be materially and adversely affected.

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
On November 15, 2012, we announced that our Board of Directors had approved a plan to repurchase up to $40 million of our outstanding common stock over the following three year period. Pursuant to the authorization, we may purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance with our policies and applicable securities laws.  In addition, we have established a 10b5-1 plan, pursuant to which some of the purchases may be made from time to time in the open market, subject to certain pricing parameters. We have suspended our share repurchase program pending the Merger with GCA. If the Merger Agreement is terminated, we may continue the program. As repurchases under the share repurchase program are subject to certain pricing parameters as well as the restrictions in our Credit Agreement, there is no guarantee as to the exact number of shares that will be repurchased under the program.  Repurchases of our shares will reduce the number of our outstanding common stock and might incrementally increase the potential for volatility in our common stock by reducing the potential volumes at which our common stock may trade in the public market.

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
The operating and financial restrictions and covenants in our Credit Agreement may adversely affect our ability to finance future operations or capital needs or to engage in other business activities. Our Credit Agreement requires us to limit capital expenditures to $60 million and requires us to maintain a total leverage ratio of no more than 1.50:1.00. Our total borrowing capacity may affect our ability to engage in certain business activities. In addition, our Credit Agreement contains certain covenants that, among other things, restrict our ability, directly or through our subsidiaries, to:

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

These restrictions could limit our ability to obtain future financing, make strategic acquisitions or needed capital expenditures, withstand economic downturns in our business or the economy in general, conduct operations or otherwise take advantage of business opportunities that may arise. A failure to comply with the restrictions contained in our Credit Agreement could lead to an event of default, which could result in an acceleration in maturity of our indebtedness. Our future operating results may not be sufficient to enable compliance with the covenants in our Credit Agreement or to remedy any such default.

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

Our financial results vary from quarter to quarter, which could negatively impact the price of our common stock.
Various factors affect our quarterly operating results, some of which are not within our control. These factors include, among others:

•	the financial strength of the gaming industry;

•	consumers' willingness to spend money on leisure activities;

•	an outbreak of a communicable disease that affects our customers' businesses;

•	the timing and introduction of new products and services;

•	the mix of products and services sold;

•	the timing of significant orders from and shipments to our customers;

•	product and service pricing and discounts;

•	the timing of acquisitions or dispositions of other companies; and

•	unforeseen regulatory or other legal developments affecting us or our customers.

Our quarterly results may vary significantly from quarter to quarter. Such fluctuation may result from our inability to replace revenue generated from large orders from one of our major customers with revenues from other customers. Our quarterly results are likely to fluctuate, and such results may not be indicative of our results for any given year or future quarter. If we fail to effectively manage our business, this could adversely affect our results of operations. If our operating results fall below the expectations of securities analysts and investors in some quarters, the price of our common stock may decline.

Any material change to our operating cash flow or a significant increase in our indebtedness could have an adverse effect on our results of operations, and business generally.
Future revenue may not be sufficient to meet our operating, product development and other cash flow requirements. Sufficient funds to service our debt and maintain new product development efforts and expected levels of operations may not be available, and additional capital, if and when needed by us, may not be available on terms acceptable to us. If we cannot obtain sufficient capital on acceptable terms when needed, we may not be able to carry out our planned product development efforts and level of operations, which could harm our business.

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

Our growth rate may not continue on the same trajectory
We expect fiscal 2015 revenue growth will be driven by further increases in the domestic installed base, as well as growth in new unit sales, although such growth and increases may be at a lower rate than in fiscal 2014.

Adverse decisions of tax authorities or changes in tax laws, rules or interpretations could have a material adverse effect on our results of operations and cash flow.
There may be changes in interpretation and enforcement of tax law. As a result, we may face increases in taxes payable if tax laws, regulations or treaties in the jurisdictions in which we operate are modified by the applicable tax authorities in an adverse manner. In addition, various international, national, state, and local taxing authorities periodically examine us and our subsidiaries. The resolution of an examination or audit may result in us making a payment in an amount that differs from the amount for which we may have reserved with respect to any particular tax matter, which could have a material adverse effect on our cash flows, business, financial condition and results of operations for any affected reporting period.

We and our subsidiaries are engaged in certain intercompany transactions. Although we believe that these transactions reflect arm’s length terms and that proper transfer pricing documentation is in place that should be respected for tax purposes, the transfer prices and conditions may be scrutinized by local tax authorities, which could result in additional taxes becoming due.

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
Our Board of Directors has the authority to issue 2,000,000 shares of preferred stock and to determine the terms of such preferred stock without shareholder approval. While we currently do not have any preferred stock issued and our Board of Directors has no current plans, agreements or commitments to issue any shares of preferred stock, the issuance of such preferred stock may delay, defer or prevent a change in control because the terms of any issued preferred stock could potentially prohibit our consummation of any acquisition, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction.  In addition, the issuance of preferred stock could have a dilutive effect on our shareholders and negatively affect the price of our common stock.

Changes in the control of us through merger, consolidation, equity or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby that person obtains control, may not occur without the prior approval of certain gaming commissions in the jurisdictions that we operate.  Such commissions may also require the equity holders, officers, directors and other persons having a material relationship or involvement with the entity proposing to acquire control over us, to be investigated, found suitable and licensed as part of the approval process relating to the transaction. Such requirement to be found suitable to hold our voting securities may discourage or delay change of control transactions.

Other provisions of Texas law and our Bylaws may have the effect of delaying or preventing a change in control or acquisition, whether by means of a tender offer, business combination, proxy contest, or otherwise. Texas law requires that a change in control generally be approved by the holders of two thirds of the outstanding votes, rather than a mere majority. Our Bylaws include certain procedural requirements governing the nomination of directors and proposals of other business by shareholders and shareholder meetings. These provisions could have the effect of delaying or preventing a change in control.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Property

We do not own any real property. We maintain our principal executive offices, including our headquarters, at a leased facility totaling approximately 65,000 square feet at 206 Wild Basin Road South, Austin, Texas. The lease for this facility expires in August 2015, and has an annual base rent of approximately $1.2 million. As of September 30, 2014, we leased a total of approximately 175,000 square feet of office, manufacturing, assembly and warehouse space located in United States. We believe our facilities are suitable for our needs and we have no future expansion plans that would make these properties inadequate. Each property is fully utilized.

ITEM 3.    Legal Proceedings

In addition to the below, we may be the subject of various pending and threatened claims in the ordinary course of business.

David Eykyn and Mike Eykyn v. Multimedia Games Holding Company, Inc., et. al., a purported class action suit, was filed on October 3, 2014, in the United States District Court for the Western District of Texas, Austin District, against the Company, members of the Company’s board of directors and others, relating to the Merger Agreement. An amended complaint was filed on October 28, 2014, that includes putative individual, class action, and shareholder derivative claims. The suit alleges that the individual defendants breached their fiduciary duties in connection with the Merger, that the entities aided and abetted the individual defendants’ alleged breaches of fiduciary duty, and that the proxy statement that the Company filed with the Securities and Exchange Commission relating to the Merger is materially incomplete and has misleading disclosures. The suit also alleges violations of Sections 14(a) of the Securities Exchange Act and violations of 20(a) of the Securities Exchange Act against the individual defendants. The suit seeks (i) a declaration that the action be declared a class action with plaintiff certified as class representative, (ii) an injunction against the defendants from completing the Merger until certain conditions are met, (iii) rescission of the Merger; and/or (iv) resultant damages and costs.

Christopher Coffman v. Multimedia Games Holding Company, Inc., et. al., a purported individual, class action, and shareholder derivative suit, was filed on October 23, 2014, in the United States District Court for the Western District of Texas, Austin District, against the Company, members of the Company’s board of directors, GCA and Merger Sub, relating to the Merger Agreement. The suit alleges that the individual defendants breached their fiduciary duties in connection with the Merger, and that the entities aided and abetted the individual defendants’ alleged breaches of fiduciary duty. The suit seeks (i) a declaration that the action be declared a class action with plaintiff certified as class representative, (ii) an injunction against the defendants from completing the Merger until certain conditions are met, (iii) rescission of the Merger; and/or (iv) resultant damages and costs.

Jose Maciel v. Multimedia Games Holding Company, Inc., et. al., a purported individual and class action suit, was filed on October 23, 2014, in the United States District Court for the Western District of Texas, Austin District, against the Company, members of the Company’s board of directors, GCA and Merger Sub, relating to the Merger. The suit alleges that the individual defendants breached their fiduciary duties in connection with the Merger, and that the entities aided and abetted the individual defendants’ alleged breaches of fiduciary duty. The suit seeks (i) a declaration that the action be declared a class action with plaintiff certified as class representative, (ii) an injunction against the defendants from completing the Merger until certain conditions are met, (iii) rescission of the Merger; and/or (iv) resultant damages and costs. On November 4, 2014, Mr. Maciel filed a notice of voluntary dismissal. The parties have filed an agreed motion to consolidate the remaining federal cases relating to the Merger Agreement.

Greggory Lewis v. Global Cash Access Holdings, Inc., et. al., No. D-1-GN-14-004324, a purported shareholder class and derivative action brought on behalf of the Company and a purported class action suit brought on behalf of similarly situated shareholders of the Company, was filed on October 15, 2014, in the District Court of Travis County, Texas, 201st Judicial District, against GCA, Merger Sub and members of the Company’s board of directors, with the Company included as a nominal party, relating to the Merger Agreement. The suit alleges that the individual defendants breached their fiduciary duties in connection with the Merger, and that GCA and Merger Sub aided and abetted the individual defendants’ alleged breaches of fiduciary duty, and that the proxy statement that the Company filed with the Securities and Exchange Commission relating to the Merger is materially incomplete and has misleading disclosures. The suit seeks (i) a declaration that the plaintiff may maintain the action derivatively as a representative on behalf of the Company, (ii) a declaration that the defendants have breached their fiduciary duties owed to the Company, (iii) a declaration that the action is maintainable as a class action, , (iv) a declaration that the defendants have breached their fiduciary duties owed to the Company’s shareholders, (v) an injunction against the defendants from completing the Merger until certain conditions are met, (vi) rescission of the Merger, (vi) resultant damages and costs and (vii) other equitable relief as the court may deem just and proper.

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

ITEM 4. Mine Safety Disclosures

Not applicable.

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

Fiscal Quarter	High	Low
2014
First Quarter	$35.14	$26.63
Second Quarter	35.48	25.03
Third Quarter	30.93	26.40
Fourth Quarter	37.00	23.37

2013
First Quarter	$16.75	$13.26
Second Quarter	20.92	13.75
Third Quarter	27.60	18.98
Fourth Quarter	40.15	26.21

There were approximately 36 holders of record of our common stock as of November 3, 2014.

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

Performance Graph. The following graph depicts our total return to shareholders from September 30, 2009 through September 30, 2014, relative to the performance of (i) the NASDAQ Composite Index; and (ii) stock in two selected customized peer groups of three and five companies, respectively. The “Old Peer Group” consists of Bally Technologies, Inc., International Game Technology and Progressive Gaming International. Shuffle Master, Inc. and WMS Industries, Inc., which were included in the Old Peer Group last year, are no longer actively traded as a result of acquisitions and were removed from the Old Peer Group. As a result of the reduction in the number of companies within Old Peer Group, we established a "New Peer Group." The “New Peer Group” represents a revised list of companies in the gaming industry, as selected by a third party, and includes Ainsworth Game Technology Ltd, Bally Technologies Inc., Gtech Spa, International Game Technology and Scientific Games Corp. All indices shown in the graph have been reset to a base of 100 as of September 30, 2009 and assume an investment of $100 on that date and the reinvestment of dividends paid since that date. We have never paid a dividend on our common stock. The stock price performance shown in the graph is not necessarily indicative of future price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Multimedia Games Holding Company, Inc., the NASDAQ Composite Index,
Old Peer Group and New Peer Group
*$100 invested on 9/30/09 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

	9/09	9/10	9/11	9/12	9/13	9/14
Multimedia Games Holding Company, Inc.	$100.00	$72.27	$78.91	$307.23	$674.80	$703.32
NASDAQ Composite	$100.00	$112.55	$116.28	$153.12	$189.49	$227.09
Old Peer Group	$100.00	$73.87	$69.81	$77.72	$114.17	$112.85
New Peer Group	$100.00	$72.01	$66.15	$73.99	$113.00	$106.27

Purchases of Equity Securities by the Issuer and Affiliated Purchases

On November 15, 2012, we announced that our Board of Directors had approved a plan to repurchase up to $40 million of our outstanding common stock over the following three year period. We refer to this plan as the Share Repurchase Program, which replaced our 2010 Share Repurchase Plan. Pursuant to the authorization, we were allowed to purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance with our policies and applicable securities laws. In addition, we established a 10b5-1 plan, pursuant to which some of the purchases were made from time to time in the open market, subject to certain pricing parameters. We have suspended the Share Repurchase Program pending the Merger with GCA. If the Merger Agreement is terminated, we may reinstate the Share Repurchase Program. The actual number of shares to be purchased, if any, depended upon market conditions and purchases were subject to the restrictions in our Credit Agreement. All shares purchased are being held in our treasury for possible future use. Set forth below is information regarding repurchases we made in each month from December, 2010 through the fourth quarter of our fiscal year 2014. Since December 2010, we have purchased a total of 3 million shares at an average price of $10.27 under our share repurchase programs. There were no purchases during the fourth quarter of fiscal 2014.

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

	Years Ended September 30,
	2014	2013	2012	2011	2010
Consolidated Income Statement Data:	(In thousands, except per-share amounts)
Revenues	$218,129	$189,366	$156,176	$127,855	$117,936
Operating income (loss)	$51,914	$52,382	$24,091	$6,154	$(10,620)
Net income	$31,929	$34,934	$28,174	$5,677	$2,629
Earnings per share:
Basic	$1.07	$1.21	$1.01	$0.20	$0.10
Diluted	$1.02	$1.14	$0.96	$0.20	$0.09
Cash Flow and Balance Sheet data:
Net cash provided by operating activities	$92,303	$76,513	$74,543	$68,579	$57,520
Cash and cash equivalents	$138,086	$102,632	$73,755	$46,710	$21,792
Working capital	$154,719	$123,467	$87,075	$59,262	$47,207
Total assets	$315,012	$281,525	$225,975	$181,879	$186,094
Long-term obligations	$22,671	$26,411	$30,218	$33,979	$44,612
Total stockholders’ equity	$244,358	$208,941	$155,020	$115,902	$114,597

ITEM 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

You should read the following discussion and analysis in conjunction with our consolidated financial statements and notes included in this Annual Report on Form 10-K. We have made forward-looking statements in this discussion that are subject to risks and uncertainties. Such forward-looking statements include, but are not limited to, statements regarding future actions, operating results, liquidity, capital expenditures, cash management and financial discipline, product, system and platform development and enhancements, customer and strategic relationships with third parties, strategies, initiatives, legal and regulatory uncertainties, including outcomes of litigation, the effects of such outcomes upon our business, changes in existing laws and regulations or in the interpretation of such laws and regulations, entry into new markets or jurisdictions or the obtaining of new licenses. The forward-looking statements may be preceded by, followed by or include the words “may,” “might,” “plan,” “estimate,” “expect,” “intend,” “believe,” “should,” “would,” “could,” “anticipate,” “continue,” or the negative or other variations thereof or comparable terminology that convey the uncertainty of future events or outcomes. All forward-looking statements are based on current expectations and projections of future events. We claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 for all forward-looking statements.

Forward-looking statements are not guarantees of performance. You should understand that the factors discussed in Item 1A of Part I of this Annual Report on Form 10-K could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements. Actual results could differ materially from those stated or implied by our forward-looking statements, due to risks and uncertainties associated with our business or under different assumptions or conditions. You should not place undue reliance on any of these forward- looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

We design, manufacture and supply gaming machines and systems to casino operators in North America, domestic and selected international lottery operators, and commercial bingo gaming facility operators. We serve the commercial and Native American gaming markets. We derive the majority of our gaming revenue from participation, or recurring revenue arrangements, and development and placement fee agreements, all of which operate on a participation (revenue share) or fixed-fee basis. We enter into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities in exchange for a certain amount of floor space for a contracted period of time. All or a portion of the funds provided by us under development agreements are reimbursed to us, while funding under placement fee agreements is not reimbursed. For more information on our development, placement and participation arrangements, please see "Results of Operations" below.

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

As part of our revenue growth initiative, we remain focused on expanding market share through new product introductions and more effective utilization of sales and marketing efforts across the organization. The creation of our proprietary products and market expansion is a key area of focus for us. As a result of these efforts, during fiscal 2014, we saw growth in both our domestic installed base and our unit sale business.  We expect fiscal 2015 revenue growth will continue, although such growth may be at a lower rate than in fiscal 2014.

PROPOSED MERGER WITH GLOBAL CASH ACCESS HOLDINGS, INC.

On September 8, 2014, the Company, Global Cash Access Holdings, Inc., a Delaware corporation ("GCA"), and Movie Merger Sub, Inc., a Texas corporation and a wholly owned subsidiary of GCA, ("Merger Sub") entered into an Agreement and Plan of Merger (the Merger Agreement").

The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly owned subsidiary of GCA. At the effective time of the Merger (the "Effective Time"), each share of common stock of the Company outstanding immediately prior to the Effective Time (other than shares held directly or indirectly by us, GCA or Merger Sub, or held by our shareholders who are entitled to demand and properly perfect the right of dissent and appraisal of such shares pursuant to, and in compliance in all respects with, the Texas Business Organizations Code) will be automatically converted into the right to receive $36.50 in cash, without interest and less any applicable withholding taxes.

The Board of Directors of the Company has unanimously approved the Merger Agreement and the transactions contemplated thereby, including the Merger. The closing of the Merger is subject to the approval of the Merger Agreement by the affirmative vote of holders of at least two-thirds of all outstanding shares of our common stock (the "Company Shareholder Approval"). The closing of the Merger is also subject to various customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended ("HSR Act"), the receipt of specified licenses, permits, and other approvals relating to the Company's gaming operations issued by certain governmental authorities, the absence of any governmental order prohibiting the consummation of the transactions contemplated by the Merger Agreement, the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain materiality qualifications) and compliance with the covenants and agreements in the Merger Agreement in all material respects. On September 26, 2014, we received notice from the Federal Trade Commission of the early termination of the applicable waiting period under the HSR Act.

The Merger Agreement contains certain termination rights, including the right of the Company to terminate the Merger Agreement to accept a superior proposal, and provides that, upon termination of the Merger Agreement by the Company or GCA upon specified conditions, a termination fee of $32.5 million will be payable by the Company.

In addition to the foregoing termination rights, either party may terminate the Merger Agreement if the Merger is not consummated on or before June 8, 2015 (which may be extended to July 8, 2015 in certain circumstances specified in the Merger Agreement).

Following consummation of the Merger, there will be no public market for our common stock, which will cease to be traded on the NASDAQ Global Select Market, and The Company will no longer be required to file periodic reports with the Securities and Exchange Commission.

A description of the Merger Agreement and the Merger is contained in our definitive proxy statement dated October 22, 2014, which was first mailed to our shareholders on or about October 22, 2014.

BUSINESS STRATEGY

We are currently focused on executing a business strategy focused on developing high performing gaming products, investing in our gaming operations, expanding our total addressable market to include new gaming jurisdictions, and driving continued profitability and cash flow.

Product Development

One of our top priorities is investing in research and development activities in an effort to expand our product portfolio and build on our newest higher-earning games. The creation of a consistent number of high-earning games is critical to our ability to enter new markets, expand our existing footprint and keep our installed base of games fresh by allowing us to better serve a growing number of our customer needs, more effectively maintain the performance of our installed base, and better support a growing footprint of games, particularly within a single customer facility. By expanding our portfolio, we are able to work closely with our customers to more fully serve their needs, allowing us to forge deeper relationships with our customers and expand the scope of our market opportunity.

Our focus on growing our content library is designed to allow us more flexibility in managing our existing installed base. A growing library permits us to more quickly replace titles within our installed base whose performance is in decline with fresh, higher-performing content. Additionally, by offering our customers a greater choice when purchasing our gaming machines for use in their facilities, we can better support a larger footprint of games, effectively increasing our addressable market for game sales. The development of high-performing content also enables us to continue to effectively serve our existing customers, as well as secure new customers by providing enhanced entertainment experiences for the game players.

At the Global Gaming Expo industry trade show in Las Vegas in late September, we featured three new and distinct platforms for our premium participation product portfolio: our Platinum MPX cabinet and games featuring an interactive sound chair with Earthquake Shakers and custom surround sound; the Skyline top box and its dedicated series of three-reel mechanical reel games; and, the eight-foot tall Texan HDX premium super-sized cabinet, which can showcase any video theme from our library of over

100 games. Each of these new platforms is scheduled to be available by the end of calendar 2014 and is expected to help us further penetrate the premium participation product market.

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

Addressable Market Expansion

We are focused on expanding our addressable markets, as they become available through the licensing process, to include new commercial and tribal jurisdictions. We are committed to offering our products to new customers in the jurisdictions where we are newly licensed on a participation basis and believe our expanded product portfolio positions us well to leverage our product development and licensing investments to further expand our participation installed base.

We continue a concerted effort to expand our total addressable market by targeting new gaming jurisdictions across the United States and seeking new gaming licenses. We seek to leverage our expanding game portfolio/gaming operations investments to target customers in the jurisdictions where we are newly licensed and to expand our national reach.

Profitability Growth

The final key piece of our long-term growth strategy is leveraging our focus on fiscal discipline with the goal of generating strong profitability and solid cash flows from operating activities. By generating strong financial returns in our business, we are further able to invest in the balance of our long-term growth strategy by developing additional, new proprietary games, refreshing our existing installed base with higher-performing games and expanding our installed base, and further expanding the number of markets where we are licensed.

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

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740)” (“ASU No. 2013-11”) to provide explicit guidance and eliminate the diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for annual reporting periods beginning on or after December 15, 2013. The Company expects to adopt this guidance during fiscal 2015 and does not expect it will have a significant impact on its consolidated results of operations, financial condition and cash flows.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", as a new Topic, Accounting Standards Codification (ASC) Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance for fiscal 2017, but at the current time does not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". This ASU raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted provided the disposal was not previously disclosed. The Company does not expect that this update will have a material impact on the Company's reported results of operations and financial position. The impact is non-cash in nature and will not affect the Company's cash position.

RESULTS OF OPERATIONS

Below are our revenues and costs and expenses for fiscal 2014, 2013 and 2012.  This information should be read in conjunction with our Consolidated Financial Statements and notes thereto.

	September 30,			September 30,
	2014	2013	% change	2013	2012	% change
	(in thousands)			(in thousands)
REVENUES:
Gaming operations	$147,897	$132,640	11.5%	$132,640	$112,010	18.4%
Gaming equipment and system sales	68,030	54,539	24.7%	54,539	42,793	27.4%
Other	2,202	2,187	0.7%	2,187	1,373	59.3%
Total revenues	$218,129	$189,366	15.2%	$189,366	$156,176	21.3%

	September 30,			September 30,
	2014	2013	% change	2013	2012	% change
	(in thousands)			(in thousands)
Revenue
Gaming Operations
Participation revenue	$130,952	$115,624	13.3%	$115,624	$96,426	19.9%
Lottery	16,945	17,016	(0.4)%	17,016	15,584	9.2%
Gaming Equipment and Systems Sales
Player terminal and equipment sales	63,522	48,528	30.9%	48,528	33,626	44.3%
Systems sales	4,508	6,011	(25.0)%	6,011	9,167	(34.4)%
Other Revenue	2,202	2,187	0.7%	2,187	1,373	59.3%
Total Revenue	218,129	189,366	15.2%	189,366	156,176	21.3%
Costs and Expenses
Cost of gaming operations revenue	15,136	13,803	9.7%	13,803	12,547	10.0%
Cost of equipment and systems sales	31,797	23,143	37.4%	23,143	18,548	24.8%
Selling, general and administrative	58,720	48,350	21.4%	48,350	46,451	4.1%
Write off, Reserves and Impairment	—	—	—%	—	1,187	(100.0)%
Research and development	17,174	16,842	2.0%	16,842	15,082	11.7%
Amortization and depreciation	43,388	34,846	24.5%	34,846	38,270	(8.9)%
Other income (expense), net	(352)	(615)	42.8%	(615)	1,206	(151.0)%

The following tables set forth our end-of-period installed base of player terminals as of September 30, 2014, 2013 and 2012.

	September 30,			September 30,
	2014	2013	% Change	2013	2012 (c)	% Change
Domestic participation units, by region(a)
East	1,789	1,856	(3.6)%	1,856	1,368	35.7%
Central (b)	9,274	9,039	2.6%	9,039	8,360	8.1%
West	2,266	1,545	46.7%	1,545	942	64.0%
Total domestic participation units	13,329	12,440	7.1%	12,440	10,670	16.6%
(a) The Central region includes the following states: Arkansas, Iowa, Illinois, Kansan, Louisiana, Mississippi, Minnesota, North Dakota, Nebraska, New Mexico, South Dakota, and Texas. The East region includes the following states: Alabama, Connecticut, Florida, Indiana, Maryland, Michigan, New Jersey New York, Ohio, Pennsylvania, Rhode Island, and Wisconsin. The West region includes the following states: Arizona, California, Idaho, Nevada, and Washington.
(b) Player terminals located in Oklahoma are included in this data, which included 8,195, 8,216 and 7,922 units as of September 30, 2014, 2013 and 2012, respectively.
(c) Player terminals located in Mexico have been excluded from this data, which included 913 units as of 9/30/2012.

The participation units and revenue can be further delineated between units under development agreements, placement fee agreements and participation arrangements as follows as of September 30:

	September 30,
	2014			2013			2012
	Participation		% of	Participation		% of	Participation		% of		Expiration
	Units	Revenue	Gaming Ops Revenue	Units	Revenue	Gaming Ops Revenue	Units	Revenue	Gaming Ops Revenue	Fee Ranges	Ranges
		(In thousands)			(In thousands)			(In thousands)
Development and Placement fee Agreements	6,278	$44,677	34.1%	6,274	$47,666	41.2%	5,948	$50,523	52.4%	20% to 30%	Mar. 2015 to Sept 2019
Participation Arrangements	7,051	$86,275	65.9%	6,166	$67,958	58.8%	5,635	$45,903	47.6%	7% to 30%	N/A
Total	13,329	$130,952	100.0%	12,440	$115,624	100.0%	11,583	$96,426	100.0%

All of these agreements or arrangements provide us with the ability to place player terminals on a customer's casino floor, generally for some contracted period of time, for either a share of the revenues that those terminals generate or for a fixed daily lease fee. We define development agreements as those arrangements in which we provide funds to a casino operator to be used for the construction of a new facility or the renovation of an existing facility, which funds are contracted to be refunded to us, generally in monthly installments. Placement fee agreements, however, provide similar funding to the customer but are generally not designated for a particular purpose and are not refunded to us. Participation arrangements are less formal arrangements that allow us to place product on a customer's floor without a designated term, which provides both the customer and us the flexibility to make changes to the number of player terminals placed in the casino.

Fiscal 2014 Compared to Fiscal 2013

Total revenues in fiscal 2014 were $218.1 million, compared to $189.4 million in fiscal 2013, a $28.8 million, or 15.2% increase. The increase in revenue was primarily due to an increase in proprietary unit sales and growth into newer markets.

Gaming Operations – Participation Revenue

•
East: Our gaming revenues from the eastern region of the United States were $19.7 million in fiscal 2014, compared to $16.3 million in fiscal 2013, an increase of $3.4 million, or 21.0%. The increase was primarily due to new additions in placement units excluding 221 units sold in Alabama, during the first quarter of fiscal 2014. In addition, improved game performance in Wisconsin, Florida and Michigan contributed to this increase in revenue. Our unit count in the eastern region as of September 30, 2014 was 1,789 compared to 1,856 as of September 30, 2013, a 67 unit or 3.6% decrease. This decrease was attributed to the 221 units we sold in Alabama during the first quarter of fiscal 2014.

•
Central: Our gaming revenues from the central region of the United States, excluding Oklahoma, were $13.9 million in fiscal 2014, compared to $9.6 million, in fiscal 2013, an increase of $4.4 million or 45.8%. This increase was primarily due to increase in our install base in Texas, Louisiana and New Mexico. Our unit count in the central region, excluding Oklahoma, as of September 30, 2014 was 1,079 compared to 823 as of September 30, 2013, an increase of 256 units or 31.1%.

•
Our Oklahoma gaming revenues were $57.2 million in fiscal 2014, compared to $61.1 million in fiscal 2013, a decrease of $3.9 million, or 6.4%. This decrease was due to bad weather conditions in the first half of fiscal 2014, a planned price change on 1,000 units with our largest customer and an increase in accretion of contract rights. Our unit count in Oklahoma as of September 30, 2014 was 8,195 compared to 8,216 as of September 30, 2013, a decline of 21 units.

•
West: Our gaming revenues from the western region of the United States increased by $11.4 million, or 39.9% to $39.9 million in fiscal 2014, compared to $28.5 million in fiscal 2013. The increase was mainly the result of an increase of 721 participation units, predominantly in California and Nevada. Our unit count in the western region as of September 30, 2014 was 2,266 compared to 1,545 as of September 30, 2013, an increase of 46.7%.

Gaming Operations – Lottery

•
Our revenues generated from the New York Lottery system decreased by $71,000, or 0.4%, to $16.9 million in fiscal 2014, from $17.0 million in fiscal 2013. The decrease in revenue was mainly due to bad weather conditions during the first half of fiscal 2014. The total number of customer units at New York Lottery systems were 18,026 as of September 30, 2014, compared to 17,619 as of September 30, 2013. The New York Lottery terminals and games are not our units, and are therefore not included in our installed base. Instead we provide the back office system and receive a percentage of the net win generated by these terminals and games from the New York Lottery.

Gaming Equipment and System Sales –Player Terminal and Equipment Sales

•
Our player terminal and equipment sales were $63.5 million in fiscal 2014, compared to $48.5 million in fiscal 2013, an increase of $14.9 million or 30.9%. Player terminal sales in fiscal 2014 included the sale of 3,697 proprietary units, compared to 2,678 proprietary units sold in fiscal 2013. The increase in player terminal and equipment sales was attributable to our entry into new markets and additional penetration into existing markets.

•	During the fiscal 2014, revenue we recognized from deferred revenue, upon final execution of deliverables, was $0.7 million compared to $1.4 million in fiscal 2013.

•	Our systems sale revenue for fiscal 2014 was $3.8 million, compared to $4.6 million for fiscal 2013, a decrease of $0.8 million, mainly due to a decrease in stand-alone license and parts sales.

Other Revenue

•
Other revenue was $2.2 million for both fiscal 2014 and fiscal 2013. Other revenue in fiscal 2014 includes entry fees and sponsorships, net of expenses, associated with the 2014 National TournEvent of Champions and maintenance service contract revenue.

Cost of Gaming Operations Revenue

•
Total cost of gaming operations revenue, which includes field service and network operations personnel, as well as royalty and participation fees, increased by $1.3 million, or 9.7%, to $15.1 million in fiscal 2014 from $13.8 million in fiscal 2013. The increase primarily relates to an increase in field service personnel to service our larger jurisdictional installed based and increased costs associated with service or upgrade of previously deployed units.

Cost of Equipment and System Sales

•
Cost of equipment and system sales, which includes the cost of goods sold for EGMs and system sales, increased by $8.7 million, or 37.4%, to $31.8 million in fiscal 2014 from $23.1 million in fiscal 2013. The increase was primarily due to the increase in EGM sales, freight and licensing costs. Cost of equipment and system sales in fiscal 2014 includes $158,000 related to the costs of prior period shipments being recognized from deferred revenue over the contract period, compared to $651,000 in such costs in fiscal 2013.

Selling, General and Administrative Expenses

•
Selling, general and administrative expenses, or SG&A, increased $10.4 million, or 21.4%, to $58.7 million in fiscal 2014 from $48.4 million in fiscal 2013. This increase was primarily the result of an increase in legal and professional expenses of $7.3 million, that includes $6.3 million related to our merger activities, $2.9 million in increased salaries and wages and employee benefits to retain and attract employees and an increase in stock compensation expense of $2.0 million, which was partially offset by a decrease in annual incentive compensation of $1.9 million.

Research and Development

•
We conduct research and development activities primarily to develop new gaming systems, gaming engines, casino data management systems, casino central monitoring systems, video lottery outcome determination systems, gaming platforms, and gaming content and to add enhancements to our existing product lines. We believe our ability to deliver differentiated, appealing products and services to the marketplace is based on investment in our research and development efforts. These research and development costs consist primarily of salaries and benefits, consulting fees, game lab testing fees, and an allocation of corporate facilities costs related to these activities. Once the technological feasibility of a project has been established, it is transferred from research to development, at which point in time we begin the capitalization of development costs until the product is available for general release.

•
Research and development expenses increased by $0.3 million, or 2.0%, to $17.2 million in fiscal 2014, from $16.8 million in fiscal 2013. Our research and development costs increased primarily due to salaries and wages and contract labor related to our increased efforts to produce new gaming machines and game titles compared to fiscal 2013.

Amortization and Depreciation

•
Depreciation expense increased by $7.4 million, or 25.8%, to $36.2 million in fiscal 2014 from $28.8 million in fiscal 2013. The increase was primarily the result of the continued increase in our installed base. Amortization expense increased by $1.1 million, or 18.4%, to $7.2 million in fiscal 2014, from $6.0 million in fiscal 2013. The increase was primarily due to an increase in capitalized software costs, which led to an increase in the associated amortization expense.

Other Income and Expense

•
Interest income decreased by $79,000, or 16.1%, to $412,000 in fiscal 2014, from $491,000 in fiscal 2013, due to a reduction in our outstanding note receivable balances in fiscal 2014. During fiscal 2014, we recorded imputed interest income of $194,000 relating to development agreements, with an imputed interest rate range of 2.96% - 5.25%, compared to $375,000 in fiscal 2013.

•
Interest expense decreased by $209,000, or 18.3%, to $930,000 in fiscal 2014, from $1.1 million in fiscal 2013 due to the scheduled quarterly principal payments reducing the outstanding debt balance under our Credit Agreement, and a reduction in the interest rate charged under that facility.

Income Taxes

•
Income tax expense increased to $19.6 million in fiscal 2014, compared to $16.8 million in fiscal 2013. These figures represent an effective tax rate of 38.1% and 32.5% in fiscal 2014 and fiscal 2013, respectively.  As of September 30, 2014, management considered the likelihood of realizing the future benefits associated with our existing deductible temporary differences and carryforwards. Management assesses the likelihood that deferred tax assets will be realized, and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.

•
As of September 30, 2014, management has determined that our historic pretax net income, coupled with sustained taxable income and projected future earnings, provides positive objective evidence supporting the expected realization of our domestic deferred tax assets.  As a result, no valuation allowance has been recorded against our U.S. deferred tax assets as of September 30, 2014.

•
The Financial Accounting Standards Board (FASB) has issued Accounting Standard Codification (ASC) Topic 740, “Income Taxes” (formerly issued as FASB Interpretation No. 48, or FIN 48, “Accounting for Uncertainty in Income

Taxes,” an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”) to clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements. ASC Topic 740 also prescribes a recognition threshold and measurement attribute for the financial statement recognition, and for the measurement of a tax position taken or expected to be taken in a tax return. The FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted ASC Topic 740 in the first quarter of fiscal 2008. During the fiscal year ended September 30, 2013 the liability related to uncertain tax positions was reduced during the year for a previously recognized uncertainty that has been effectively settled. As a result, there is no liability related to uncertain tax positions at September 30, 2014, including interest and penalties.

Fiscal 2013 Compared to Fiscal 2012

Total revenues in fiscal 2013 were $189.4 million, compared to $156.2 million in fiscal 2012, a $33.2 million, or 21.3% increase, primarily due to an increase in proprietary unit sales and entry into new markets.

Gaming Operations – Participation Revenue

•
East: Our gaming revenues from the eastern region of the United States were $16.3 million in fiscal 2013, compared to $11.0 million in fiscal 2012, an increase of 48.2%. The increase in revenue relates to an increase in yields from product replacements and increase in player terminals. Wisconsin, Michigan and Florida led the increase in revenue. Our unit count in the eastern region as of September 30, 2013 was 1,856 compared to 1,368 as of September 30, 2012, a 488 unit or 35.7% increase.

•
Central: Our gaming revenues from the central region of the United States, excluding Oklahoma, were $9.6 million in fiscal 2013, compared to $3.8 million, in fiscal 2012, an increase of 153.4%. The increase in revenue was primarily the result of increase in our domestic installed base of participation units and entry into new gaming markets in central region. Our unit count in the central region, excluding Oklahoma, as of September 30, 2013 was 823 compared to 438 as of September 30, 2012, a 385 unit or 87.9% increase.

•
Our Oklahoma gaming revenues were $61.2 million in fiscal 2013, compared to $62.7 million in fiscal 2012, a decrease of $1.5 million, or 2.5%. The decrease in revenue from Oklahoma is the result of a decrease in gaming activity on our units at our largest customer facilities in fiscal 2013 compared to fiscal 2012. Our unit count in Oklahoma as of September 30, 2013 was 8,216 compared to 7,922 as of September 30, 2012, a 294 unit or 3.7% increase, with the majority of the increase taking place in the last quarter of fiscal 2013.

•
West: Our gaming revenues from the western region of the United States increased by $11.5 million, or 67.7%, to $28.5 million in fiscal 2013, compared to $17.0 million in fiscal 2012. The increase is mainly a result of an increase of 603 participation units, predominantly in California, and Washington; and new entry into Nevada. Our unit count in the western region as of September 30, 2013 was 1,545 compared to 942 as of September 30, 2012, a 64% unit increase.

Gaming Operations – Lottery

•
Our revenues generated from the New York Lottery system increased $1.4 million, or 9.2%, to $17.0 million in fiscal 2013, from $15.6 million in fiscal 2012. The increase is attributable to the opening of the Resorts World Casino in New York, New York, which resulted in the addition of 2,500 video lottery terminals and electronic table games on October 28, 2011 and approximately 2,500 additional units on December 15, 2011. This increased the total number of units within the New York Lottery system from 16,900 as of September 30, 2012 to approximately 17,600 as of September 30, 2013. The unit count as of September 30, 2013 reflects a temporary removal of some units due to remodeling at two casinos. These terminals and games are not our units, thus are not included in our installed base; instead we provide the back office system and receive a percentage of the net win generated by these terminals and games from the New York Lottery.

Gaming Equipment and System Sales –Player Terminal and Equipment Sales

•
Our player terminal and equipment sales were $48.5 million in fiscal 2013, and $36.3 million in fiscal 2012, an increase of $12.3 million or 33.9%. Player terminal sales in fiscal 2013 included the sale of 2,678 proprietary units, compared to the sale of 1,961 proprietary units in fiscal 2012. The player terminal and equipment sales increase is attributable to growth in new markets and additional penetration into existing markets.

•
During the fiscal 2013, revenue we recognized from deferred revenue was $1.4 million compared to $2.7 million in fiscal 2012, due to final execution of deliverables or mutual agreement to changes in contract terms.

•
Our systems sales revenue was $4.6 million in fiscal 2013, compared to $3.8 million in fiscal 2012, a 768,000, or 20.0% increase. The increase in systems sales was primarily attributable to the increase in stand-alone sale of licenses and parts sales.

Other Revenue

•
Other revenue was $2.2 million in fiscal 2013 and $1.4 million in fiscal 2012 an $814,000, or 59.3%, increase. This increase primarily relates to entry fees and sponsorships, net of expenses, associated with the 2013 National TournEvent of Champions.

Cost of Gaming Operations Revenue

•
Total cost of gaming operations revenue, which includes field service and network operations personnel, as well as royalty and participation fees increased by approximately $1.3 million or 10.0%, to $13.8 million in fiscal 2013 compared to $12.6 million in fiscal 2012. The increase relates to an increase in field service personnel to service the expanding jurisdictional installed based and increased costs associated with service or upgrade of previously deployed units.

Cost of Equipment and System Sales

•
Cost of equipment and system sales, which includes the cost of goods sold for player terminals and other equipment and system sales, increased $4.6 million, or 24.8%, to $23.1 million in fiscal 2013, from $18.5 million in fiscal 2012, primarily due to the increase in EGM sales. Cost of equipment and system sales includes cost of equipment and system sales includes $1.3 million related to the costs of prior period shipments being recognized from deferred revenue over the contract period in fiscal 2013 compared to $1.2 million in fiscal 2012.

Selling, General and Administrative Expenses

•
Selling, general and administrative expenses, or SG&A, increased approximately $1.9 million, or 4.1%, to $48.4 million in fiscal 2013, from $46.5 million in fiscal 2012. This increase was primarily a result of an increase in (i) salaries and wages and employee benefits of $1.2 million to retain and attract employees; (ii) stock compensation expense of $508,000; (iii) long term incentives of $356,000.

Write-off, reserve and impairment charges

•
We had no write-off, reserve and impairment charges in fiscal 2013, compared to $1.2 million in fiscal 2012. The write-off, reserve and impairment charges recorded in fiscal 2012 consisted of a reserve for a Mexico income tax assessment during the period due to a change in the status of the claim.

Research and Development

•
Research and development expenses increased approximately $1.8 million, or 11.7%, to $16.8 million in fiscal 2013, from $15.1 million in fiscal 2012. Our research and development costs increased primarily due to salaries and wages and contract labor related to our focused efforts to produce new and innovative gaming machines and game titles.

Amortization and Depreciation

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

Other Income and Expense

•
Interest income decreased $1.1 million, or 68.4%, to $491,000 in fiscal 2013, from $1.6 million in fiscal 2012 due to a reduction in our outstanding note receivable balances. During fiscal 2013, we recorded imputed interest income of $379,000 relating to development agreements, with an imputed interest rate range of 2.96% - 5.25%, compared to $1.3 million for the same period in fiscal 2012.

•
Interest expense decreased $253,000, or 18.2%, to $1.1 million in fiscal 2013, from $1.4 million in fiscal 2012 due to the scheduled quarterly principal payments reducing the outstanding debt balance and a 25 basis point reduction in the interest rate charged under our Credit Agreement.

Income Taxes

•
Income tax expense increased to $16.8 million in fiscal 2013, compared to a benefit of $2.9 million in fiscal 2012. These figures represent an effective tax rate of 32.5% and (11.4%) in fiscal 2013 and fiscal 2012, respectively. As of September 30, 2013, management considered the likelihood of realizing the future benefits associated with our existing deductible temporary differences and carryforwards. Management assesses the likelihood that deferred tax assets will be realized, and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.

•
We do not have a valuation allowance against any of our domestic deferred tax assets. We continue to experience both taxable income and projected future earnings, accordingly we determined that it is more likely than not that we will realize the benefits associated with our U.S. deferred tax assets. In Mexico we continue to experience tax losses and therefore management determined that it is not more likely than not that the future benefit associated with all of our existing deductible temporary differences and carryforwards in Mexico will be realized. As a result, we have maintained a full valuation allowance against all of our remaining Mexican deferred tax assets.

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

LIQUIDITY AND CAPITAL RESOURCES

Selected Financial Information

	September 30, 2014	September 30, 2013
	(In thousands)
Cash and Cash equivalents	$138,086	$102,632
Debt	25,900	29,600

Working capital
Current assets	192,864	156,816
Current liabilities	38,145	33,349
Working capital	$154,719	$123,467

Working Capital

As of September 30, 2014, we had $138.1 million in unrestricted cash and cash equivalents, compared to $102.6 million as of September 30, 2013. During the years ended September 30, 2014 and 2013, we received approximately $3.3 million and $8.3 million, respectively, from notes receivable, of which $3.3 million and $7.7 million, respectively, were collected on development agreements. Our working capital as of September 30, 2014 was $154.7 million, compared to $123.5 million at September 30, 2013. The increase in working capital was primarily the result of an increase in cash flows from operating activities, as well as a decrease in cash flows from investing activities.

Our principal sources of liquidity have been cash generated by operations, available cash and cash equivalents, and amounts available under our Credit Agreement. Absent any significant change in market condition, we expect that our anticipated working capital and capital expenditure requirements for the next twelve months will be funded by these sources. There can be no assurance, however, that we will continue to generate cash flows at or above current levels or that our Credit Agreement and other sources of capital will be available to us in the future.

As of September 30, 2014, our total contractual cash obligations were as follows:

	Payments due by period (in thousands)
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Credit Agreement Term Loan(1)	$3,700	$22,200	$—	$—	$25,900
Estimated Interest Payments(1)	685	1,047	—	—	1,732
Operating Lease Obligations(2)	2,024	3,614	2,688	2,334	10,660
Purchase Commitments(3)	23,276	308	—	—	23,584
Total	$29,685	$27,169	$2,688	$2,334	$61,876

(1)
Consists of principal amounts outstanding under the term loan to our Credit Agreement and estimated interest payments at the Eurodollar rate plus the applicable spread (2.90% as of September 30, 2014).

(2)	Consists of operating leases for our facilities and office equipment.

(3)
Purchase commitments are defined as contractual obligations to purchase goods or services that are enforceable and legally binding on us. These purchase commitments relate primarily to direct inventory costs, service agreements and other related items with our vendors.

Cash Flow Summary

The following table contains a summary of our consolidated statements of cash flows for Fiscal 2014, 2013 and 2012:

	September 30, 2014	September 30, 2013	September 30, 2012
Net change in Cash from:	(in thousands)
Operating activities	$92,303	$76,513	$74,543
Investing activities	(50,763)	(58,670)	(51,051)
Financing activities	(6,086)	11,034	3,703
Change in cash and cash equivalents	$35,454	$28,877	$27,195

During fiscal 2014, we generated $92.3 million in cash from our operations, an increase of $15.8 million, or 20.6%, from $76.5 million generated during fiscal 2013. Cash flows from operating activities during fiscal 2014 resulted primarily from net income, which represents our principal source of cash. In fiscal 2014, the increase was primarily the result of changes in working capital offset by a slight decrease in net income.

During fiscal 2013, we generated $76.5 million in cash from our operations, an increase of $2.0 million, or 2.6%, from $74.5 million generated during fiscal 2012. The increase was primarily the result of a $6.8 million increase in net income, partially offset by a change in non-cash adjustments and a change in working capital.

Cash used in investing activities decreased by $7.9 million, or 13.5%, to $50.8 million, in fiscal 2014, from $58.7 million in fiscal 2013. The decrease was primarily the result of decreases in capital expenditures of $13.2 million and a decrease in advances under development and placement agreements of $7.7 million which was offset by an increase in software capitalization of $3.9 million; and an increase in other advances under promissory notes of $4.5 million.

Cash used in investing activities increased $7.6 million, or 14.9%, to $58.7 million, in fiscal 2013 from $51.1 million in fiscal 2012. The increase was primarily the result of increases in capital expenditures and acquisitions of intangible assets of $3.4 million, along with reduced repayments under development agreements of $8.1 million, partially offset by a decrease in placement fee agreement payments of $7.0 million.

Additions to property and equipment and leased gaming equipment consisted of the following:

	2014	2013	2012
	(In thousands)
Gaming equipment	$31,121	$42,567	$38,063
Third-party gaming content licenses	127	2,358	1,860
Other	4,160	3,699	5,297
Additions to property and equipment and leased gaming equipment	$35,408	$48,624	$45,220

During fiscal 2014 cash used in financing activities was $6.1 million compared to cash provided by financing activities of $11.0 million in fiscal 2013. The change in financing activities was primarily the result of a decrease of $2.1 million in tax benefits from the exercise of stock options, a decrease of $5.7 million of proceeds from exercise of stock options and an increase of $9.3 million in amounts used for the purchase of our outstanding common stock in fiscal 2014 compared to fiscal 2013.

Cash provided by financing activities increased by $7.3 million, or 198.0%, to $11.0 million during fiscal 2013, from$3.7 million in fiscal 2012. The increase in cash provided by financing activities was primarily the result of a $9.8 million increase in tax benefits from the exercise of stock options, offset by a $3.0 million increase in the purchase of our common stock.

Capital Expenditures

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

During the year ended September 30, 2014, we used $35.4 million for capital expenditures of property and equipment compared to $48.6 million used during the year ended September 30, 2013.

Credit Agreement

Our Credit Agreement, long-term debt consisted of the following:

	September 30, 2014	September 30, 2013
	(In thousands)
Term loan facility	$25,900	$29,600
Less: current portion of long-term debt	(3,700)	(3,700)
Long-term debt, less current portion	$22,200	$25,900

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

The Credit Agreement, and advances made thereunder, mature on August 3, 2016. The term loan is amortized on a straight-line basis over a ten-year period, payable in equal quarterly installments of $925,000. The revolving credit facility provides us the ability to finance development and placement agreements, acquisitions, and working capital for general corporate purposes. As of September 30, 2014, $25.9 million was outstanding on the term loan which bore interest at 2.90%. As of September 30, 2014 no amounts were outstanding on the revolving credit facility, which had approximately $20.6 million available for borrowings. We have the ability to draw on the revolving credit facility until the maturity of the Credit Agreement on August 3, 2016.

On September 21, 2012, we entered into Amendment No. 1 to the Credit Agreement with our lenders. Amendment No. 1 provides for, among other things, an increase in the limitation on capital expenditures from $40.0 million to $60.0 million annually, an increase in the limitation on debt to finance acquisitions and capital asset purchases from $500,000 to $1.0 million, and an amendment to the applicable margin grid, which provided for a margin reduction of 25 basis points in both levels, as further set forth in the table below.

On July 16, 2014, we entered into Amendment No. 2 to the Credit Agreement with our lenders. Amendment No. 2 provides for, among other things, an increase in other investments that we may make under the Credit Agreement from $100,000 to $6 million. The increase will allow us to proceed with small investment opportunities not initially contemplated in the terms of the original Credit Agreement.

The components of the Credit Agreement will be priced based on an applicable margin grid according to our leverage ratio. Assuming that we utilize LIBOR as the key interest rate driver, effective with Amendment No. 1, the following margins would apply based on the applicable leverage ratio:

	Level I	Level II
Consolidated Total Leverage Ratio	Less than 0.75 to 1.00	Greater than or equal to 0.75 to 1.00
Term loan	2.75	3.25
Revolving credit facility	2.00	2.50
Draw-to term loan	2.75	3.25

We obtained Level I pricing on December 5, 2011 upon delivering our financial statements for the year ended September 30, 2011 and continue to have Level I pricing subsequent to Amendment No. 1.

The Credit Agreement is collateralized by substantially all of our assets. We are subject to two primary financial covenants: a total leverage ratio and a fixed charge coverage ratio. The total leverage ratio is calculated as total net funded debt to EBITDA (which is defined in the Credit Agreement as net income before interest expense, tax expense, depreciation and amortization expense, stock compensation expense and any extraordinary, unusual or non-cash non-recurring expenses up to $7.5 million for any trailing twelve month period, less any non-cash income items, including income tax credits, and any extraordinary income or gains). Total net funded debt is defined as our total funded debt less unrestricted cash in excess of $10.0 million. Under the Credit Agreement, we are required to maintain a total leverage ratio of less than1.5.

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

Fixed charges include interest expense and all regularly scheduled installments of principal. Under the Credit Agreement we are required to maintain a fixed charge coverage ratio in excess of 1.0.

Our Credit Agreement contains a restricted payments covenant that places restrictions on our ability to declare or make any distributions, dividend, payment or other distribution on account of our equity interests, subject to certain exceptions, including the payment of cash dividends, so long as we are in compliance with the Credit Agreement's total leverage ratio and fixed charge coverage ratio financial covenants, after taking into account the payment of such dividend, and no default or event of default has occurred and is continuing or would result in connection with such dividend.

We are currently in compliance with all of the covenants in the Credit Agreement; however, we cannot be certain that we will be able to achieve our operating objectives for fiscal 2015 and that we will continue to meet our covenants in the Credit Agreement in the future.

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

Stock Repurchase Authorizations

On November 15, 2012, we announced that our board of directors had authorized a program to repurchase up to $40 million of our outstanding common stock over a three-year period. During fiscal 2014, we purchased 480,000 shares of our common stock for approximately $14.1 million at an average cost of $29.39 per share, exclusive of broker fees. At September 30, 2014, approximately $21.1 million of our common stock remains available for repurchase under the program.
During fiscal 2013, we purchased 303,602 shares of our common stock for approximately $4.8 million at an average cost of $15.92 per share, exclusive of broker fees. At September 30, 2013, approximately $35.2 million of our common stock remains available for repurchase under the program.
Pursuant to the stock repurchase program, we may purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance our policies and applicable securities laws.  In addition, we have established a 10b5-1 plan, pursuant to which some of the purchases may be made from time to time in the open market, subject to certain pricing parameters. The actual number of shares to be purchased, if any, will depend upon market conditions and purchases are subject to the restrictions in our Credit Agreement. Any shares purchased will be held in our treasury for possible future use.  Since December 2010, we have purchased approximately 3.0 million shares of our common stock for $30.8 million at an average cost of $10.27 per share, exclusive of broker fees.

Stock-Based Compensation

At September 30, 2014, we had outstanding options to purchase approximately 1.7 million shares of our common stock, with exercise prices ranging from $1.97 to $36.95 per share, of which, options to purchase approximately 1.2 million shares of our common stock were exercisable.

During the year ended September 30, 2014, options to purchase 55,000 shares of common stock were granted at a weighted average exercise price of $30.22 per share, and we issued 690,340 shares of common stock as a result of stock option exercises with a weighted average exercise price of $5.03. We also granted to certain employees awards of a total of 119,805 restricted stock units during the year ended September 30, 2014 at an average fair value per share of $29.32 on the grant date.

At September 30, 2013, we had outstanding options of approximately 2.5 million shares of our common stock, with exercise prices ranging from $1.97 to $38.98 per share, of which, options to purchase approximately 1.3 million shares of our common stock were exercisable.

During the year ended September 30, 2013, options to purchase 102,600 shares of common stock were granted at a weighted average exercise price of $28.22 per share, and we issued 1.4 million shares of common stock as a result of stock option exercises with a weighted average exercise price of $6.43. We also granted to certain employees awards of a total of 264,950 restricted stock units during the year ended September 30, 2013 at an average fair value per share price of 24.56 on the date of grant.

SEASONALITY

We believe our operations are not materially affected by seasonal factors, although we have experienced fluctuations in our revenues from period to period.

CONTINGENCIES

For information regarding contingencies, see Note 16 of our Notes to Consolidated Financial Statements "Commitments and Contingencies” and PART I – Item 3. "Legal Proceedings.”

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2014, we had no off-balance sheet arrangements that are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or resources. See Note 16 of the Notes to Consolidated Financial Statements "Commitments and Contingencies."

INFLATION AND OTHER COST FACTORS

Our operations have not been nor are they expected to be materially affected by inflation. However, our domestic and international operational expansion would be affected by the cost of hardware components, which are not considered to be inflation sensitive, but rather, sensitive to changes in technology and competition in the hardware markets. In addition, we expect to continue to incur increased legal and other similar costs associated with regulatory compliance requirements and the uncertainties present in the operating environment in which we conduct our business. However, this expectation could change depending upon a number of factors, including those described under “Part II - Item 7. Management's Discussion and Analysis - Overview" and "Part I - Item 1A. Risk Factors.”

RECONCILIATION OF NON-GAAP FINANCIAL MEASURES

The "Management’s Discussion and Analysis of Financial Condition and Results of Operations” includes certain financial measures such as EBITDA, which may be considered non-GAAP financial measures under the rules of the Securities and Exchange Commission.  This non-GAAP financial measure is reconciled to the corresponding GAAP financial measures below as required under the rules of the Securities and Exchange Commission regarding the use of non-GAAP financial measures. We define EBITDA as net income before net interest expense, income taxes, depreciation, and amortization and accretion of contract rights.

EBITDA is not a recognized financial measure under GAAP, but we believe that it is useful in measuring our operating performance. We use this non-GAAP financial measure to supplement the financial information presented on a GAAP basis. We believe that excluding certain items from our GAAP results allows our management to better understand our consolidated financial performance from period to period, as management does not believe that the excluded items are reflective of our underlying operating performance. We also believe that excluding certain items from our GAAP results allows our management to better project our future consolidated financial performance because our forecasts are developed at a level of detail different from that used to prepare GAAP-based financial measures. Moreover, we believe this non-GAAP financial measure will provide investors with useful information to help them evaluate our operating results by facilitating an enhanced understanding of our operating performance, and enabling them to make more meaningful period to period comparisons. Investors should not consider this measure in isolation or as a substitute for net income, operating income, or any other measure for determining our operating performance that is calculated in accordance with GAAP.  In addition, because this measure is not calculated in accordance with GAAP, it may not necessarily be comparable to similarly titled measures employed by other companies.

A reconciliation of EBITDA to the most comparable GAAP financial measure, net income, follows:

	GAAP Net Income to EBITDA Reconciliation
	Years Ended September 30,
	2014	2013	2012
	(In thousands)
Net income	$31,929	$34,934	$28,174
Add back:
Amortization and depreciation	43,388	34,846	38,270
Accretion of contract rights	9,357	8,470	7,700
Interest expense, net	518	648	(161)
Income tax expense (benefit)	19,633	16,833	(2,877)
EBITDA	$104,825	$95,731	$71,106

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We prepare our financial statements in conformity with GAAP. The preparation of financial statements in accordance with GAAP requires certain estimates, assumptions, and judgments to be made that may affect our consolidated Balance sheet and consolidated statements of operations. Accounting policies that have a significant impact on our consolidated financial statements are described in Note 2 of the Notes to the consolidated financial statements included in “"Part IV- Item 15 Exhibits and Financial Statement Schedule". The accounting estimates and assumptions discussed in this section are those that we consider to be the most critical. We consider an accounting policy to be critical if the nature of the estimate or assumption is subject to a material level of judgment and if changes in those estimates or assumptions are reasonably likely to materially impact our consolidated financial statements. We have discussed the development, selection, and disclosure of our critical accounting policies with the Audit Committee of our Board of Directors.

The preparation of financial statements in accordance with GAAP also requires us to make certain estimates, judgments and assumptions that we believe are reasonable based on the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the periods presented. There can be no assurance that actual results will not differ from those estimates. We believe the following represent our most critical accounting policies.

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

The delivered items have value to the customer on a stand-alone basis. The item or items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered item(s) on a stand-alone basis. In the context of a customer's ability to resell the delivered item(s), this criterion does not require the existence of an observable market for the deliverable(s); and If the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.

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

Property and Equipment and Leased Gaming Equipment. Property and equipment and leased gaming equipment is stated at cost. The cost of property and equipment and leased gaming equipment is depreciated over their estimated useful lives, generally using the straight-line method for financial reporting, and regulatory acceptable methods for tax reporting purposes. Player terminals and related components and equipment are included in our rental pool. The rental pool can be further delineated as “rental pool – deployed,” which consists of assets deployed at customer sites under participation agreements, and “rental pool – undeployed,” which consists of assets held by us that are available for customer use. Rental pool – undeployed consists of both new units awaiting deployment to a customer site and previously deployed units currently warehoused with us to be refurbished awaiting re-deployment. Routine maintenance of property and equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated useful life (Critical Assumption #1) of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in our results of operations.

Management reviews long-lived asset classes for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For impairment analysis purposes, our rental pool is viewed as a fungible pool of assets; including assets in both rental pool-deployed and rental pool-undeployed. In order to determine whether these assets are impaired, the net book value of the rental pool is compared to an estimate of future net cash flows from all existing facilities. The primary assumption used in determining future cash flows is our estimate of future revenue. In addition, we analyze the composition of our rental pool to determine the future use of older models and related components for those models. The impairment analysis for the fiscal year ended September 30, 2014 indicated that we had substantial cash flows to fully recover the carrying value of the entire rental pool. As of September 30, 2014, 2013, and 2012, rental pool assets totaled $67.8 million, $68.3 million and $50.8 million, respectively. (Critical Assumption #2)

Assumptions/Approach used for Critical Assumption #1: The carrying value of the asset is determined based upon management’s assumptions as to the useful life of the asset, where the assets are depreciated over the estimated life on a straight line basis, where the useful life of items in the rental pool has been determined by management to be three years.

Effect if different assumptions used for Critical Assumption #1: While we believe that the useful lives that have been determined for our fixed assets are reasonable, different assumptions could materially affect the carrying value of the assets, as well as the depreciation expense recorded in each respective period related to those assets. During the year ended September 30, 2014, a significant portion of the $43.4 million of depreciation and amortization expense is related to assets in the rental pool. If the depreciable life of assets in our rental pool were changed, we could incur a materially different amount of depreciation expense during the period. For example, during the year ended September 30, 2013, after a periodic review of the depreciable lives of our property and equipment and leased gaming equipment, management determined that a four year depreciable life on leased gaming equipment more accurately reflected the current age of leased gaming equipment on customers' floors, the current and historical replacement rate and the useful lives used for comparable assets by our competitors; accordingly, the depreciable lives of rental pool assets, both proprietary and third party machines, was increased to four years from three years, effective October 1, 2012.

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

Development and Placement Fee Agreements. We enter into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities. In return, the facility dedicates a percentage of its floor space to exclusive placement of our player terminals, and we receive a fixed percentage of those player terminals’ win per day over the term of the agreement. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of our guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The development agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the hold to be used to repay some or all of the advances recorded as notes receivable. Placement fees and amounts advanced in excess of those to be reimbursed by the customer for real property and land improvements are allocated to intangible assets and are generally amortized over the life of the contract, using the straight-line method of amortization (Critical Assumption #1), which is recorded as a reduction of revenue generated from the gaming facility. In the past we have, and in the future, we may, by mutual agreement, amend these contracts to reduce our floor space at the facilities. Any proceeds received for the reduction of floor space is first applied against the intangible asset for that particular development agreement, if any.

Management reviews intangible assets related to development and placement fee agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable (Critical Assumption #2). For the year ended September 30, 2014, there was no impairment to the assets’ carrying values.

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

Income Taxes. In accordance with ASC Topic 740, “Income Taxes”, we have recorded deferred tax assets and liabilities to account for the expected future tax benefits and consequences of events that have been recognized in our financial statements and our tax returns. There are several items that result in deferred tax asset and liability impact to the balance sheet. If we conclude that it is more likely than not that all or some portion of the deferred tax assets will not be realized under accounting standards, they are reduced by a valuation allowance to remove the benefit of recovering those deferred tax assets from our financial statements. Additionally, in accordance with ASC Topic 740, during the year ended September 30, 2013, the liability related to uncertain tax positions was reduced during the year for a previously recognized uncertainty, in the amount of $786,000 as well as accrued interest and penalties in the amount of $921,000, because it is effectively settled. No additional reserves for uncertain tax positions were recorded during fiscal year 2014.

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

Assumptions/Approach Used: Numerous judgments and assumptions are inherent in the determination of future taxable income and tax return filing positions that we take, including factors such as future operating conditions. As of September 30, 2014, management considered the likelihood of realizing the future benefits associated with our existing deductible temporary differences and carryforwards. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As a result of this analysis, we believe that in the U.S. jurisdiction, as of September 30, 2014, the objective and verifiable evidence of our historical pretax net income, coupled with sustained taxable income and projected future earnings outweighs the negative evidence of our previous years losses. Therefore, we determined that it is more likely than not that we will realize the benefits associated with our deferred tax assets in the U.S. jurisdiction. As a result, no valuation allowance has been recorded against our U.S. deferred tax assets at September 30, 2014. In Mexico, we continue to experience tax losses and therefore management determined that it is not more likely than not that the future benefit associated with all of our existing deductible temporary differences and carryforwards in Mexico will be realized. As a result, we have maintained a full valuation allowance against all of our remaining Mexican deferred tax assets.

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

As of September 30, 2014, management determined that it is more likely than not that the future benefit associated with all of our existing deductible temporary differences and carryforwards in the U.S. will be realized. As a result, we have no valuation allowance against any of its U.S. deferred tax assets.

As of September 30, 2014, management determined that it is not more likely than not that the future benefit associated with all of our existing deductible temporary differences and carryforwards in Mexico will be realized. As a result, we maintain a full valuation allowance against all of its Mexican deferred tax assets.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risks in the ordinary course of business, primarily associated with interest rate fluctuations.

Our Credit Agreement provides us with additional liquidity to meet our short-term financing needs, as further described in Part IV - Item 15. Note 10 to the Notes to Consolidated Financial Statements "Credit Agreement and Long-Term Debt." Pursuant to the Credit Agreement, we may currently borrow up to a total of $46.5 million, of which $25.9 million is outstanding and $20.6 million is available for future borrowings, subject to covenant restrictions. As of September 30, 2014, $25.9 million was outstanding on the term loan which bore interest at 2.90%. We estimate a hypothetical increase of 100 basis points in applicable interest rates would have an immaterial impact on our business.

In connection with the development agreements we enter into with some of our customers, we advance funds for the construction and development of gaming facilities, which are generally required to be repaid. As a result of our adjustable-interest-rate notes payable and fixed-interest-rate-notes receivable described in Part IV - Item 15. Note 4 to the Notes to Consolidated Financial Statements "Notes Receivable" and Part IV - Item 15. Note 10 to the Notes to Consolidated Financial Statements "Credit Agreement and Long-Term Debt,” we are subject to market risk with respect to interest rate fluctuations. Any material increase in prevailing interest rates could cause us to incur significantly higher interest expense. These factors have not increased significantly, therefore no significant changes have been made in our strategies to manage any of these exposures during fiscal 2014.

ITEM 8. Financial Statements and Supplementary Data

The financial statements and supplemental data required by this item are included in PART IV - Item 15.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Control and Procedures. As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of management’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) to ensure information required to be disclosed in our filings under the Securities Exchange Act of 1934, is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving desired control objectives, and management is necessarily required to apply its judgment when evaluating the cost-benefit relationship of potential controls and procedures. Based upon the evaluation, the Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2014.

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

Our management, including our Chief Executive Officer and our Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992).

Based on our assessment and those criteria, our management concluded that internal control over financial reporting was effective as of September 30, 2014.

Our independent registered public accounting firm, BDO USA, LLP, has issued an attestation report dated November 12, 2014 on our internal control over financial reporting. That report is included in Part IV.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting identified in management’s evaluation during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth our directors, their ages, their principal positions and the year in which each became a director.

Name	Age	Position and Offices	Director Since
Stephen J. Greathouse	63	Director, Chairman of the Board of Directors	2009
Stephen P. Ives	46	Director	2014
Neil E. Jenkins	65	Director	2006
Michael J. Maples	72	Director	2004
Justin A. Orlando	43	Director	2009
Patrick J. Ramsey	40	Chief Executive Officer and Director	2010
Robert D. Repass	54	Director	2002

Stephen J. Greathouse has been a director since 2009 and was appointed Vice Chairman in March 2010 and Chairman in March 2011. In addition to his role as Chairman, Mr. Greathouse serves on the Compensation Committee and the Regulatory Compliance Committee. Mr. Greathouse has been involved in the Las Vegas hotel and gaming industry for more than 30 years. Prior to his retirement, from 1997 to 2005, he served as Senior Vice President of Operations for the Mandalay Resort Group, a casino entertainment company. Prior to his time at Mandalay, in 1997, Mr. Greathouse served as President of Boardwalk Hotel & Casino, Las Vegas, a casino entertainment company, and from 1994 to 1997, he served as CEO and Chairman of the Board of Alliance Gaming Corporation (renamed “Bally Technologies, Inc.” in 2006), a provider of gaming devices and systems. Mr. Greathouse spent 16 years with Harrah’s Entertainment, Inc. (now known as Caesars Entertainment Corporation), a casino entertainment company, starting as a Race & Sports Book Manager in Reno and working his way up to President, Casino-Hotel Division. Mr. Greathouse received a B.S. in Business Administration from the University of Missouri-Columbia. Our Board of Directors believes that Mr. Greathouse, who has significant experience in the gaming industry, including extensive leadership experience, brings valuable insight to the Board of Directors.

Stephen P. Ives has been a director since January, 2014 and serves on our Audit Committee. Mr. Ives has been involved in the gaming industry, at Betfair Group plc., a global interactive gaming business quoted on the London Stock Exchange, since November 2002. Since December 2012, Mr. Ives has served as an internal consultant to Betfair Group, advising on operational issues, mergers and acquisitions and market strategies.  From May 2005 until December 2012, he served on the board of Betfair Group’s organization for international operations, which was licensed in Malta, and from December 2011 until December 2012, he also served as the Managing Director of Betfair Malta during which time he held the position of Key Official with the Maltese Lotteries and Gaming Authority. From June 2011 until December 2012, he served as the co-Chief Product Officer of Betfair Group, and from May 2006 until May 2011, he served as the Managing Director of Betfair Games, where he launched and managed the company’s global gaming business lines.  He joined Betfair Group as a Business Development Director in November 2002 and served as Director of Gaming from March 2004 until May 2006. Prior to joining Betfair Group, Mr. Ives held various positions in investment banking and strategy consulting in London, United Kingdom before moving to Indonesia where he worked with online and print media businesses. Mr. Ives received a M.A. in Economics from Cambridge University in the United Kingdom and holds an MBA from INSEAD business school in France. Our Board of Directors believes that Mr. Ives’ extensive knowledge of the global interactive gaming industry, as well as his experience developing and executing strategies in high growth international businesses, is valuable to the Board of Directors.

Neil E. Jenkins has been a director since October 2006. Mr. Jenkins serves as the Chairman of our Compensation Committee and serves on our Nominating and Governance Committee. Since 2000, Mr. Jenkins has been an Executive Vice President and Secretary and the General Counsel for Lawson Products, Inc., a publicly traded industrial products company. Beginning in 1974, Mr. Jenkins began working in labor relations for Bally Manufacturing Corporation, the predecessor company to Bally Entertainment Corporation, a manufacturer of gaming units, and continued in the legal department, rising to the position of General Counsel, a capacity he served in from 1985 to 1992. In 1993, Mr. Jenkins became a member of the Executive Team of Bally Gaming International, Bally Manufacturing’s gaming industry spin-off, where he helped coordinate business development, legal, and licensing matters. Mr. Jenkins received a B.A. in Political Science from Brown University, a Juris Doctor degree from Loyola University Chicago School of Law, and a Master of Science degree in Financial Markets from the Center for Law & Financial Markets at the Illinois Institute of Technology. Our Board of Directors believes that Mr. Jenkins’ extensive experience in the gaming industry and business development, legal, and licensing experience is valuable to the Board of Directors.

Mr. Jenkins was originally appointed to our Board of Directors in October 2006, nominated for inclusion on the slate of candidates for election at the 2007 annual shareholders meeting and recommended by our Board of Directors to the shareholders for election at the 2007 annual meeting pursuant to an Agreement, dated October 24, 2006, by and among us and Liberation Investments, L.P., a Delaware limited partnership, certain entities affiliated with Liberation Investments, L.P., former director Emanuel Pearlman, an affiliate of Liberation Investments, L.P., and Mr. Jenkins. A copy of the agreement is attached as Exhibit 10.1 to a Current Report on Form 8-K filed by us with the Securities and Exchange Commission, or SEC, on October 26, 2006.

Michael J. Maples, Sr. has been a director since August 2004 and served as Chairman of the Board of Directors from April 2006 to March 2011. Mr. Maples serves on our Audit Committee and our Nominating and Governance Committee. Prior to his retirement, Mr. Maples held various management positions at Microsoft Corporation, a software products and services company, from April 1988 to July 1995, including Executive Vice President of the Worldwide Products Group. As a member of the Office of the President at Microsoft, Mr. Maples reported directly to the Chairman. Previously, Mr. Maples served as Director of Software Strategy for International Business Machines Corp., a software products and services company, on the board of directors of Motive, Inc., a service management software company, and on the board of directors of PeopleSoft, Inc., a software company. Mr. Maples also currently serves on the boards of Lexmark International, Inc. (NYSE: LXK), a laser and inkjet printer company, and Sonic Corp. (NASDAQ: SONC), an operator and franchisor of drive-in restaurants. Mr. Maples received a B.S. in Electrical Engineering from the University of Oklahoma and an MBA from Oklahoma City University. Our Board of Directors believes that Mr. Maples’ extensive management and financial experience in technology companies and corporate governance experience through service on other boards is valuable to the Board of Directors.

Justin A. Orlando has been a director since 2009. Mr. Orlando serves as Chairman of our Nominating and Governance Committee and as a member of our Audit Committee. Since 2013, Mr. Orlando has been a managing director of Saja Capital Management, LLC, a private investment firm focused in the restaurant and hospitality industry. Mr. Orlando has been a director of Qumu Corporation (NASDAQ: QUMU), a company that provides enterprise video and webcasting technology solutions since April, 2013. Prior to joining Saja Capital Management, from 2002-2013, Mr. Orlando was a managing director of Dolphin Limited Partnerships, a private investment management firm focused on investing in undervalued public companies across a diverse set of industries. From 1999 to 2002, Mr. Orlando was a member of the healthcare investment banking group of Merrill Lynch, Pierce, Fenner & Smith Incorporated where he was involved in advisory work, financings, and control transactions. From 1996 to 1999, Mr. Orlando practiced corporate law with the law firm of Paul, Weiss, Rifkind, Wharton & Garrison LLP, focusing on mergers and acquisitions and corporate finance transactions. Mr. Orlando received a B.A. in History from the University of Chicago and a Juris Doctor degree from the Columbia University School of Law. Our Board of Directors believes that Mr. Orlando’s strategic, financial, and legal experience is valuable to the Board of Directors.

Patrick J. Ramsey became our Chief Executive Officer and was appointed to serve as a director in September 2010. Mr. Ramsey also served as President from September 2010 until November 2013, after serving as the Interim President and CEO beginning in March 2010 and our Chief Operating Officer beginning in September 2008. Previously, Mr. Ramsey was employed as the Vice President and Executive Associate to the Vice Chairman of Harrah’s from November 2007 through September 2008, where he worked on domestic and international development, design and construction, and sports and entertainment. Prior to joining the corporate office of Harrah’s in Las Vegas, Mr. Ramsey worked as the Vice President of Slot Operations, Slot Performance, and Security Operations at Caesars Atlantic City, a casino, from May 2006 to November 2007. Mr. Ramsey has held several other positions with Harrah’s, including roles in the Central Division headquarters based in Memphis from November 2004 to May 2006, and at several of the Chicagoland properties from June 2003 to November 2004. Mr. Ramsey received a B.A. in Economics from Harvard University and an MBA from the Kellogg School of Management at Northwestern University. Our Board of Directors believes that Mr. Ramsey, as our CEO, is a critical member of the Board of Directors. His significant experiences at Harrah’s, as well as leadership within the company, are invaluable to the Board of Directors in setting direction and strategy.

Robert D. Repass has been a director since July 2002. Mr. Repass serves as Chairman of our Audit Committee and serves on our Nominating and Governance Committee. Mr. Repass is currently a partner with Maxwell, Locke & Ritter, an Austin based professional services firm. From April 2002 through February 2009, Mr. Repass was Senior Vice President and Chief Financial Officer of Motion Computing, Inc., a mobile computing company. From March 2000 until December 2001, Mr. Repass was a partner with TL Ventures, a Philadelphia based venture capital firm. Mr. Repass was the managing partner of the Austin office of PricewaterhouseCoopers, a global professional services firm, from December 1997 to March 2000. From January 2003 until December 2005, Mr. Repass served on the Board of Directors and as the Chairman of the Audit Committee of Bindview Development Corporation, a software company. Mr. Repass also served on the Board of Directors and as Chairman of the Audit Committee of INX, Inc., a technology services company, from July 2011 until its sale in December 2011. Mr. Repass has over 30 years of public accounting and financial reporting experience. Mr. Repass received a B.S. in Accounting from Virginia Tech. Our Board of Directors believes that Mr. Repass, who is chair of the Audit Committee and an audit committee financial expert, brings an understanding of the operational and financial aspects of public companies in general to the Board of Directors.

Set forth below is information regarding our executive officers who are not members of our Board of Directors as of October 31, 2014. Each executive officer holds office until the earlier of (1) the due election of such officer’s successor, and (2) such officer’s death, resignation or removal from office. There are no family relationships among any of our executive officers and directors.

Name	Age	Positions and Offices
Adam Chibib	48	President and Chief Financial Officer
Todd F. McTavish	46	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Mick D. Roemer	62	Senior Vice President, Sales

Adam Chibib was appointed President in November 2013 and Chief Financial Officer in February 2009. Mr. Chibib brings to us over 20 years of financial management and technology industry experience, as well as relevant public company experience. Prior to joining us in February 2009, Mr. Chibib ran a financial consulting practice as a sole proprietor, where he assisted early-stage technology companies with debt and equity fund raising, business model and process improvement implementation, and merger and acquisition advisory services. Mr. Chibib previously served as Chief Financial Officer at NetSpend Corporation, a privately-held processor and marketer of prepaid debit cards (June 2007‑July 2008); as Interim Chief Financial Officer at Internet RIET, an Internet media company that owns and manages domain names, while also working as a consultant with GrowLabs, LLC, an investor in technology companies (January 2006‑June 2007); as Chief Financial Officer at TippingPoint Technologies, a network-based security hardware manufacturer (January 2004‑January 2006); as Chief Financial Officer at Waveset Technologies, a security software company (April 2003‑December 2003); and as Chief Financial Officer at BroadJump, Inc., a developer of broadband network management tools and software for broadband service providers (November 1998‑March 2003). In addition, as Controller at Tivoli Systems, a private software company for infrastructure management sold to IBM in 1996 (February 1997‑January 1999), Mr. Chibib’s responsibilities included managing the worldwide accounting and treasury functions. Mr. Chibib has also held various positions, including senior level positions, at Coopers & Lybrand, LLP and Price Waterhouse, LLP, global professional services firms. Mr. Chibib received a B.B.A. in Accounting from the University of Texas at Austin. Mr. Chibib is a Certified Public Accountant.

Todd F. McTavish joined us in 2013 as Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary. Mr. McTavish has over 15 years of legal and business experience.  Previously, from March 2008 through December 2012, he served as General Counsel at Video Gaming Technologies, Inc., a manufacturer and supplier of Class II and emerging market gaming devices, where he founded and oversaw the legal, compliance and licensing functions and played a lead role in the company's business development strategy (March 2008-December 2012); Vice President of Business Development and General Counsel at D1 Sports Holdings LLC, a start-up company focusing on sports training and physical therapy services for amateur and professional athletes, where he was responsible for corporate growth, managed the corporate wellness business segment and oversaw the company’s legal affairs (September 2005-February 2008); and Manager at PricewaterhouseCoopers LLP, a global consultancy firm, where he was responsible for advising investment banks and Fortune 500 companies on their compliance programs and implementing key compliance processes (March 2004-June 2005).  Mr. McTavish also worked briefly in the Tax Department at PepsiCo, Inc., a beverage and snack producer in 2003.  Prior to moving to the corporate environment, Mr. McTavish was a Corporate Associate with the law firm of Cadwalader, Wickersham & Taft LLP in New York City, where his practice focused on corporate matters, namely public and private securities offerings, S.E.C. reporting and compliance, mergers and acquisitions, and commercial transactions (November 1998-October 2002).  Mr. McTavish earned a Bachelor of Arts degree in Political Science from West Virginia University, a Juris Doctorate from Touro College Law Center, and a Masters of Corporate Finance Law, cum laude, from Fordham University School of Law.

Mick D. Roemer became our Senior Vice President of Sales in January 2009. He has more than 27 years of gaming equipment sales and marketing experience. Mr. Roemer consulted with us beginning in May 2008 in support of our efforts to expand our penetration into the Class III gaming market. Prior to 2007, Mr. Roemer served as Senior Vice President of Sales, Marketing and Product Development for Bally Technologies (2000-2007). Mr. Roemer also previously served in various positions for International Game Technologies (IGT) including Vice President of Sales and Vice President of Marketing where he directed the development and launch of products like Megabuck, Wheel of Fortune and the iGame video slot series. Mr. Roemer worked with IGT for 13 years beginning in 1984. He has also served as Vice President of Sales for Powerhouse Technologies (previously VLC – Video Lottery Consultants), manufacturers of gaming machines and systems, and Senior Vice President and General Manager of Anchor Gaming, a supplier and operator of gaming machines and equipment throughout Nevada and the United States; and he maintains his position as President of Roemer Gaming LLC, a Nevada licensed manufacturer, operator and distributor. Mr. Roemer holds a B.S. in Marketing from Oklahoma State University.

Committees of Our Board of Directors
Our Board of Directors has three standing committees: the Audit Committee; the Compensation Committee; and the Nominating and Governance Committee. Currently, all of the members of each of our committees are “independent,” as determined by our Board of Directors and in accordance with the NASDAQ Listing Rules. In addition, each member of the Audit Committee also satisfies the independence requirements of Rule 10A-3(b)(1) of the rules promulgated under the Securities Exchange Act of 1934, as amended, or the 1934 Act, and each member of the Compensation Committee also satisfies the heightened independence requirements of the NASDAQ Listing Rules for Compensation Committee members. The following table sets forth the membership of the Board’s standing committees:

Name	Audit Committee	Compensation Committee	Nominating and Governance Committee
Stephen J. Greathouse		X
Stephen P. Ives	X
Neil E. Jenkins		CHAIR	X
Michael J. Maples, Sr.	X	X	X
Justin A. Orlando	X		CHAIR
Robert D. Repass	CHAIR, Financial Expert		X

Section 16(a) Beneficial Ownership Reporting Compliance

The members of our Board of Directors, officers, and persons who beneficially own more than 10% of our outstanding common stock are subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, which requires them to file reports with respect to their ownership of our common stock and their transactions in our common stock. Based solely upon our review of copies of the Section 16(a) reports filed on behalf of such persons, we believe that all reporting requirements under Section 16(a) for fiscal year 2014 were met in a timely manner by our directors, officers and greater than ten percent beneficial owners.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our officers, directors, and employees. This code is located on our website under the “Investor Relations - Corporate Governance” page of our Internet website located at www.multimediagames.com. A copy will also be made available free of charge upon written request made to our Corporate Secretary, at 206 Wild Basin Road South, Building B, Austin, Texas 78746. If we make any amendments to this code other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of the code to our principal executive officer, principal financial officer, principal accounting officer, or controller, or other persons performing similar functions, we will disclose the nature of the amendment or waiver, its effective date and to whom it applies on our website or in a current report on Form 8-K filed with the Securities and Exchange Commission. We also intend to satisfy NASDAQ’s requirement to disclose waivers of the code with respect to our directors and executive officers by posting any such waivers on our website.

Audit Committee

The Audit Committee is currently comprised of Messrs. Repass, Ives, Maples and Orlando, who are each “independent” directors, as required by NASDAQ Listing Rules. All Audit Committee members also possess the level of financial literacy required by NASDAQ Listing Rules. Our Board of Directors has determined that at least one member of the Audit Committee, Mr. Repass, is an “audit committee financial expert” as defined by the rules and regulations promulgated under the Securities Exchange Act of 1934. Mr. Repass serves as the Chairman of the Audit Committee.

ITEM 11. Executive Compensation

Compensation Discussion and Analysis

The following compensation discussion and analysis addresses our compensation objectives and policies, as well as the material components of our executive compensation programs for (i) the individual serving as our Chief Executive Officer during our 2014 fiscal year, (ii) the individual serving as our Chief Financial Officer during our 2014 fiscal year, and (iii) our three other highly compensated executive officers who served in such capacities at the end of fiscal year 2014. We refer to these individuals as our “named executives.” The following individuals served as our named executives for the fiscal year ended September 30, 2014:

Name	Title
Patrick J. Ramsey(1)	Chief Executive Officer and Director
Adam Chibib(1)	President and Chief Financial Officer
Todd F. McTavish	Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary
Mick Roemer	Senior Vice President, Sales
Joaquin J. Aviles(2)	Vice President, Technology

(1) Mr. Ramsey served as President and CEO until November 2013, at which time our Board of Directors promoted Mr. Chibib to position of President and CFO. Mr. Ramsey continues to serve as our CEO.
(2) Mr. Aviles served as Vice President, Technology until his resignation on May 9, 2014.

Compensation Framework

The Compensation Committee has responsibility for oversight of our executive compensation framework and, within that framework, aligning pay with performance and creating incentives that reward responsible growth, while also considering the environment in which compensation decisions are made.

The Compensation Committee's approach to executive compensation is to provide total compensation opportunities at the 25th to 50th percentile of our peer group and applicable survey data, in the aggregate, and reward our named executives if they are successful in achieving our particular business goals for that particular fiscal year. The Compensation Committee considers, among other things, our performance and relative shareholder return, the value of similar incentive awards to executives at comparable companies, and the compensation set forth in the named executive's employment agreements.

Philosophy and Objectives of Compensation

Our executive officer compensation program is designed to attract, retain, and motivate highly qualified executive talent, to align the interests of our named executives with those of our shareholders, and to provide appropriate rewards for achievement of business objectives and growth in shareholder value. A significant portion of each named executive's pay is based on corporate performance, rewarding superior performance while limiting rewards for performance below targets. The Compensation Committee favors performance-based compensation that is aggressive, but achievable without excessive risk taking.

The Compensation Committee provides our named executives with compensation in the form of cash (base salaries, annual incentive cash bonuses, and long term performance cash awards) as well as equity (equity awards and long term performance shares). In order to tie a substantial portion of the named executive officers’ total compensation with our performance, our compensation program rewards both annual performance and long term performance. In order to provide an incentive for our named executives to remain with and provide value to us, the Compensation Committee also offers and awards our named executives with equity awards that vest over time. In addition, through our CEO Stock Ownership Policy, we require meaningful stock ownership by our CEO (see "Stock Ownership Guidelines” below).

The Compensation Committee is committed to retaining the executive team in order to continue to position us for future growth. Our business performed well in fiscal years 2013 and 2014, despite a challenging industry and our recent operating history, which includes a complete turnover in our named executives in fiscal 2008 and 2009. The gaming industry sector is highly competitive, with few key leaders, and is currently undergoing a significant transition as many competitors are consolidating.

While we have become a more significant competitor in the industry, the Compensation Committee intends to create a total compensation package for our named executives that is generally at the 25th to 50th percentile of our peer group and applicable survey data, in the aggregate. The Compensation Committee recognizes that we are a smaller operator competing in the same industry with larger operators, with similar legal and regulatory demands, and that our named executives must undergo the same scrutiny as those executives at larger competitors.

The Compensation Committee believes that the elimination of tax gross ups is an important objective of our executive compensation program. During fiscal 2014, we have successfully eliminated gross-up provisions from each of our named executive's employment agreement. The Compensation Committee intends that any new executive employment agreement will not include such a provision.

Compensation Methodology

Roles and Responsibilities. Our executive officer compensation program is administered by our Compensation Committee. The Compensation Committee has the authority to directly retain the services of independent consultants and other experts to assist in fulfilling its responsibilities. During fiscal year 2014, the Compensation Committee engaged the services of Radford Consulting, or Radford, a national executive compensation consulting firm, to review and provide recommendations concerning our compensation structure, including equity based awards and salaries. In reviewing and making recommendations regarding the design of compensation programs, Radford considered our compensation philosophy and the balance between our objectives, the comparative framework of specific peer companies and data sources as well as compensation positions.

Radford performed services solely on behalf of the Compensation Committee and has no other relationships with us or our management except as it may relate to performing such services. The Compensation Committee has considered the independence factors specified in Rule 10C-1 of the Exchange Act, and has determined that Radford is independent and that there is no conflict of interest resulting from retaining Radford for fiscal year 2014, or for fiscal 2015. Radford assisted the Compensation Committee in establishing our peer companies for purposes of analyzing our executive compensation programs and practices. The Compensation Committee considered the recommendations of Radford when making salary adjustments for our named executives and equity award grants.

The base salaries and bonus opportunities of our CEO and our other named executives’ are set forth in their respective executive employment agreements and are reviewed and adjusted by the Compensation Committee from time to time. The Compensation Committee is responsible for developing annual performance goals and objectives with respect to our performance-based compensation programs and the periodic review and approval of our CEO’s total compensation, including annual incentive bonus structure and equity-based incentive compensation, based on these goals and objectives, which review is conducted in executive session without our CEO present.

Our CEO makes recommendations to the Compensation Committee regarding salary and bonus payments for the named executives (other than himself), based on his review of individual performance and Radford's recommendations. In addition, our CEO, President and Chief Financial Officer, and Senior Vice President of Sales make recommendations with respect to the performance goals applicable to our annual incentive program and performance-based equity awards and provide information and recommendations as to whether performance goals were achieved. The Compensation Committee evaluates these recommendations and approves the total compensation for the named executives.

The Compensation Committee also acts as the oversight committee with respect to our equity compensation plans and incentive plans covering executive officers and other senior management. The Compensation Committee delegates authority for day-to-day administration of these plans to our Vice President of Human Resources and CEO, who determine individual participants and award levels, within parameters set by our Compensation Committee, except for awards to the named executives, which are determined by the Compensation Committee.

Comparative Framework. In determining the 25th - 50th percentiles in compensation for the named executives, the Compensation Committee, with Radford's assistance, reviewed both (i) data from a primary group of specific peer companies within the gaming industry, as selected by the Compensation Committee in fiscal year 2012, and (ii) survey data of a secondary group of software companies with a similar financial profile to us, as provided by Radford.

The primary group of peer companies within the gaming industry includes the following 14 companies: Bally Technologies, Inc., Boyd Gaming Corporation, Canterbury Park Holding Corporation, Churchill Downs Incorporated, Dover Downs Gaming & Entertainment, Inc., Gaming Partners International, Inc., Global Cash Access Holdings, Inc., Glu Mobile Inc., International Game

Technology, Scientific Games Corporation, Shuffle Master, Inc., Take-Two Interactive Software, Inc., TransAct Technologies, Inc., and WMS Industries, Inc.

Results of Shareholder Advisory Vote on Executive Compensation

At our 2014 Annual Meeting of Shareholders, in an advisory, non-binding, Say on Pay shareholder vote on executive compensation, a significant majority (98.3%) of the votes cast approved our executive compensation policies. Accordingly, the Compensation Committee, upon discussion and recommendation from Radford, determined not to make any significant changes to our executive compensation programs during fiscal year 2014. However, on November 5, 2013, the employment agreement of our Senior Vice President of Sales was amended to remove the tax gross up provision from his agreement and we no longer have any gross up provisions with any of our named executives.

Elements of Executive Compensation and 2014 Compensation

The total compensation program for our named executives consists of salary, annual incentives, long-term incentives, and other benefits.

Type	Form	Terms
Equity	Stock Options	Options generally vest 25% after the first year and then quarterly thereafter over the following 3 years, with the final vesting date 4 years from grant date
	Restricted Stock Units	RSUs generally vest 25% after the first year and then quarterly thereafter over the following 3 years, with the final vesting date 4 years from grant date
	Long Term Incentive Program: Performance Based Share Awards	Share awards have a three year performance period with objective performance measures
Cash	Salary	Generally reviewed annually
	Annual Executive Cash Incentive Plan	Based on Compensation Committee assessment of achievement of quantitative and qualitative goals
	Long Term Incentive Program: Performance Based Cash Awards	Cash awards have a three year performance period with objective performance measures
Other	Health and Welfare Benefits	Generally at the same relative basis as other employees. In addition, named executives are entitled to an annual physical and the CEO is provided with life insurance.
	Retirement	Defined Contribution (401(k)) plan
	Automobile Reimbursement	For CEO and Senior Vice President-Sales
	Relocation Reimbursement	For newly hired named executives

Base Salary. Base salaries are paid to our named executives to provide an appropriate fixed component of compensation. The Compensation Committee considers a number of factors in determining the initial base salaries of named executives, including the officer’s responsibilities, job complexity, tenure, individual job performance, measurable contribution to our success, special circumstances, and pay levels of similar positions with comparable companies. The salaries of our named executives are based upon the levels agreed to in their respective executive employment agreements, which are reviewed annually by the Compensation Committee pursuant to the terms of those agreements. In addition to annual reviews, the Compensation Committee may, at any time, review the salary of an executive officer who has received a significant promotion, whose responsibilities have been increased significantly, or who is the object of competitive recruitment.

The following table summarizes the increases in the base salaries for each of the named executives during the fiscal year ended September 30, 2014 approved by the Compensation Committee, based on recommendations and analysis the Compensation Committee received from Radford:

Name and Position	Annual Base Salary Effective 9/30/2013	Amount of increase	Annual Base Salary Effective 9/30/2014
Patrick J. Ramsey (1) Chief Executive Officer	$550,000	$75,000	$625,000
Adam Chibib(2) President and Chief Financial Officer	$375,000	$75,000	$450,000
Todd F. McTavish (1) Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary	$275,000	$25,000	$300,000
Mick Roemer (1) Senior Vice President, Sales	$280,000	$20,000	$300,000
Joaquin J. Aviles (3) Vice President, Technology	$270,000	-	-

(1)	Approved September 9, 2013 by the Compensation Committee, effective as of October 1, 2013, the first day of our 2014 fiscal year.

(2)
On November 13, 2013, the Board appointed Mr. Chibib to the position of President in recognition of his growing responsibilities, which would also allow Mr. Ramsey to focus more on corporate strategy. In connection with this appointment Mr. Chibib's annual base salary was increased to $450,000.

(3)	Mr. Aviles served as Vice President, Technology until his resignation on May 9, 2014.

2014 Executive Cash Incentive Plan. Our annual cash incentive program is designed to reward performance on an annual basis. Because of the variable nature of the program, and because in any given year bonuses have the potential to comprise a significant component of the named executive's total compensation, the bonus program represents an important incentive tool to achieve our annual performance objectives and to attract, motivate and retain executive talent.

Our annual incentive program is modified annually, in order to incorporate our operating goals for the upcoming fiscal year and align each named executive's individual performance objectives to such goals. The annual cash incentive program is comprised of two possible components: a target payment and an additional stretch payment.

For fiscal year 2014, the target payment for each named executive was determined, and based, in part, on individual performance metrics (weighted at 1/3 of the target payment), and whether we achieved our quarterly operating goals (weighted at 2/3 of the target payment). Target payments were determined as a percentage of each named executive's base salary (100% base salary for Mr. Ramsey and 60% base salary for each of the other named executives).

In addition to the foregoing, Mr. Roemer is eligible to receive separate cash incentive compensation of up to $125,000 per year, as a commission, based on product placement goals.

Our quarterly operating goals, which included product performance, initial product releases, effective system conversions, and sales expansions, were each selected as our performance measures because they reflect our financial focus, based on our 2014 financial plan, and align the annual incentive program with our key business goals. For the named executives to receive any portion of the target payment with respect to fiscal year 2014, an EBITDA goal must have been met and exceeded. We achieved our target operating goals for the first two fiscal quarters of fiscal year 2014; however, we did not achieve our target operating goals for the last two fiscal quarters of the year. Therefore, based upon the achievement of our operating goals, the named executives received 50% of the portion of their target bonuses for fiscal year 2014 based upon our operating goals.

Individual goals for the named executives included the following: (i) for Mr. Ramsey: financial, strategic, and operational performance goals; (ii) for Mr. Chibib: capital allocation, corporate infrastructure, product quality and leadership; (iii) for Mr. McTavish: execution of certain legal, compliance and licensing objectives, and leadership; and (iv) for Mr. Roemer: sales related objectives, leadership and sales team expansion. Mr. Ramsey made the final recommendation to the Board of Directors with respect to achievement of individual goals by each of the named executives, except for achievement of his own individual goals, which was determined by the Board of Directors. The Board of Directors determined that each of the named executives achieved their individual goals for fiscal year 2014, and therefore earned 100% of the portion of their target bonus based upon their individual goals.

If we exceeded a 10% established share price performance goal, the named executives were entitled to receive an additional amount, or stretch payment. Stretch payments were determined as a percentage of each named executive's base salary (100% base salary for Mr. Ramsey and 40% base salary for each of the other named executives).  The stretch payments were to be paid from a stretch bonus pool funded incrementally from the amount our EBITDA exceeded plan. Since the trading price of our common stock was $36.01 on September 30, 2014, compared to $34.55 on September 30, 2013, an increase of only 4.2%, we did not meet the 10% share price goal necessary to make stretch bonus payments.

Based on the above-described adjustment for operating performance and individual performance, fiscal year 2014 bonuses under the 2014 Executive Cash Incentive Plan for the named executives were as follows:

	Fiscal 2014 Bonus Eligible Salary	Target Operating Payment Goal (% of Base Salary)	Individual Performance Payment Goal (% of Base Salary)	Operating Bonus Earned ($)(1)	Individual Performance Bonus Earned($)(2)	Total ($)
Patrick J. Ramsey Chief Executive Officer	$625,000	100%	100%	$208,333	$208,334	$416,667
Adam Chibib President and Chief Financial Officer	$450,000	60%	60%	$90,000	$90,000	$180,000
Todd F. McTavish Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary	$300,000	60%	60%	$60,000	$60,000	$120,000
Mick Roemer Senior Vice President, Sales	$300,000	60%	60%	$60,000	$60,000	$120,000
Joaquin J. Aviles(3) Vice President, Technology	$270,000	60%	60%	__	__	__

(1) The overall operating goals were only achieved for the first half of the 2014 fiscal year. Therefore, the operating performance bonus was calculated at 50% of the target amount after adjusting for the two-thirds weighting.
(2) It was determined that all individual performance goals were met during the 2014 fiscal year; therefore, the individual performance goals were calculated at 100% of the target amount after adjusting for the one-third weighting.
(3) Mr. Aviles served as Vice President, Technology until his resignation on May 9, 2014; as part of his separation agreement, Mr. Aviles was not eligible to receive a bonus under the 2014 Executive Cash Incentive Plan.

Long Term Incentive Program. In December 2011, the Compensation Committee approved a Long Term Incentive Program or “LTIP” as part of the 2012 Equity Incentive Plan. Under the LTIP, each of our named executives, except Mr. McTavish, were eligible to earn certain performance based share awards and performance based cash awards based upon our performance over a three year performance period beginning on October 1, 2011 and ending on September 30, 2014. Mr. McTavish, who joined us effective January 21, 2013, was not eligible to receive grants of performance awards under the LTIP. The intent of the LTIP is to compensate the named executives at the 50th percentile of our peer group if long term objectives are achieved.
The performance share awards were earned based upon the achievement of certain average stock prices for our common stock, with 50%, 75% and 100% of the performance share awards being earned based on the achievement of certain trigger prices of $8.75, $9.00 and $9.25, respectively, established at the time the LTIP was established, measured over the last three months of the performance period. The LTIP performance share awards were earned at 100% based on the achievement of the applicable trigger price. All performance share awards will be fully vested when issued.
The performance cash awards were earned upon our attainment of certain levels of cumulative revenue and cumulative earnings per share, as measured over the same three-year performance period applicable to the performance share awards. The minimum, target and maximum levels for cumulative revenue were $415.0 million, $428.8 million and $460.0 million, respectively; and for cumulative earnings per share were $0.80, $0.90 and $1.50, respectively. The amount of cash awards paid to our named executives was determined based upon the actual cumulative revenue, of $563.7 million, and earnings per share, of $3.12, over the three-year performance period, which resulted in achievement of the maximum performance goals for cash payments established by the Compensation Committee.
The LTIP performance share awards and performance cash awards were approved by the Compensation Committee of the Board of Directors on Oct. 20, 2014. The performance cash awards were paid on October 31, 2014 and the performance share awards are expected to be issued within 10 days of the opening of the next trading window for our employees. Set forth in the table below are the amounts for each type of award earned by each of the named executives:

Name and Position	Performance Shares Awards Granted	Performance Cash Award Paid
Patrick J. Ramsey Chief Executive Officer	60,000	$2,000,000
Adam Chibib President and Chief Financial Officer	35,000	$1,000,000
Todd F. McTavish (1) Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary	__	__
Mick Roemer Senior Vice President, Sales	35,000	$666,666
Joaquin J. Aviles(2) Vice President, Technology	30,301	$577,168

(1)	Mr. McTavish began employment with us on January 21, 2013, and was not eligible to receive any payments under the LTIP.

(2)
Mr. Aviles served as Vice President, Technology until his resignation on May 9, 2014. In Mr. Aviles' separation and release agreement we agreed to provide Mr. Aviles a pro rata portion of the performance share awards and performance cash awards that he would have received under the LTIP at the end of the performance period.

Other Equity-Based Incentives. In determining our long-term incentive programs, the Compensation Committee is guided by the belief that providing a meaningful portion of an executive officer's compensation in stock, aligns such officer's incentives with our shareholders' interests in a manner that drives better performance over time. In setting individual award levels, the Compensation Committee considers the effect on retention, performance and incentives necessary for strong future performance. The Compensation Committee generally grants equity awards annually to the named executives at the end of our fiscal year.

For fiscal year 2014, total equity-based awards granted to all employees equaled options to purchase 55,000 shares of common stock and 119,805 restricted stock units, including a grant of options to purchase 20,000 shares to Mr. Chibib. Other than this equity award, no other equity awards were granted to our named executives during the fiscal year ended September 30, 2014.

The Compensation Committee believes that the grant of stock options and other equity-based awards to our officers and employees serves several important compensation objectives. We expect to continue to issue stock options to new employees as they are hired and to our executives as incentives, as well as grant other equity-based awards, such as restricted stock units, to current employees and executive officers as incentives from time to time. Our rationale for granting stock options and other equity-based awards is as follows:

•	We believe that stock options and other equity-based awards are highly effective at aligning the long-term interests of our employees and executive officers with the interests of our shareholders;

•	The grant of stock options and equity-based awards assists us in achieving our growth and attaining our business objectives;

•	Stock options and equity-based awards enhance our ability to attract and retain experienced executive talent in the gaming and technology industry; and

•
We regularly face significant legal, regulatory and competitive challenges to our business that require extraordinary commitments of time and expertise by our executive officers, who are incentivized to meet these challenges and make these extraordinary commitments, largely because of their vested interest in equity rewards and the incentive provided by the historical and prospective grant of stock options.

Our equity-based incentive awards are designed to comply with Section 162(m) of the Internal Revenue Code to allow tax deductibility of the awards. The equity awards granted during fiscal year 2014 were awarded under our 2012 Equity Incentive Plan, which we call the 2012 Plan, which was adopted by our shareholders on February 1, 2012. Pursuant to the agreements approved by the Compensation Committee under the 2012 Plan for persons other than directors (including for employees and executives), options and restricted stock units vest over a four year period as follows: 25% on the first anniversary of the date of grant and then in equal quarterly installments thereafter, subject to the holder’s continued employment with us through each applicable vesting date. Each of the named executives' award agreements also provide for accelerated vesting in certain circumstances. Specifically, if (i) the awards are not assumed, substituted or continued by an acquiror in a change in control of us, or (ii) the named executive’s employment is terminated without cause or for good reason (each as defined in the applicable award agreement) during the one-year period following the change in control, the award will vest in full upon the date of such change in control or termination of employment, as applicable. In addition, certain awards will vest in full upon a termination of employment with us due to death or disability, if the holder is an officer of us at the time.

Stock option grants to named executives and other employees have historically consisted of a combination of incentive stock options, or ISOs, and nonqualified stock options, or NSOs. The use of ISOs has allowed recipients to take advantage of certain tax benefits the ISOs afford under Section 422 of the Internal Revenue Code (and any successor provision having a similar intent). Options have an exercise price per share equal to the closing selling price of our common stock on the NASDAQ Global Select Market as of the effective date of grant, which price is deemed to be the fair market value of each such share of common stock on the date of grant.

Benefit Programs and Perquisites

We provide our named executives with benefits that are intended to be a part of a competitive total compensation package and that will permit us to attract and retain highly-qualified executives. These benefits include health and welfare benefits, and a 401(k) retirement and savings plan, each of which are described below.

Health and Welfare Benefits. Our benefits program is designed to provide employees (including the named executives) and their families with security and well-being, and is an important part of the total compensation package. These benefits are divided into the following major categories:

•	Health Care Benefits – medical, dental and vision insurance coverage;

•	Life and Disability Benefits – basic, optional life and accident insurance as well as short and long-term disability coverage;

•	Flexible Spending Accounts – health care and dependent care tax-free accounts; and

•	Work Life Benefits – employee assistance with everyday issues, including financial and legal, parenting, childcare, education and elder care.

In addition, the named executives are entitled to an annual physical exam and we provide Mr. Ramsey with term life insurance. Otherwise, the named executives participate in the above listed benefits programs on the same relative basis as our other employees.

Retirement and Savings. We maintain a tax-qualified employee retirement and savings plan pursuant to Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The purpose of the 401(k) Plan is to permit our employees, including named executives, to accumulate funds for retirement on a tax-advantaged basis. Specifically, the 401(k) Plan permits each eligible employee to contribute on a pre-tax basis a portion of his or her compensation to the 401(k) Plan (subject to limits established by the Internal Revenue Service). During the fiscal year ended September 30, 2014, we made a matching contribution to the 401(k) Plan that is equal to 50% of the first 4% of compensation contributed by our employees to the 401(k) Plan.

We do not maintain a tax-qualified defined benefit retirement plan. In addition, we do not maintain any non-qualified supplemental retirement plans or deferred compensation plans for our named executives.

Perquisites. We do not provide any material perquisites to our named executives.

Clawback Provisions and Hedging

All awards made pursuant to the 2012 Plan have a "clawback" provision, which allows us to recover any exercise, payment or delivery made pursuant to an award that is subject to recovery under any law (including, without limitation, the Dodd Frank Wall Street and Consumer Protection Act of 2010 and the Sarbanes Oxley Act of 2002), government regulation, stock exchange listing requirement, or company policy as we may determine are required to be made pursuant to such law, government regulation, stock exchange listing requirement or company policy.

Our Insider Trading Policy prohibits our directors and named executives from engaging in short term trading of our common stock, and all insiders are prohibited from engaging in hedging transactions, margining or pledging shares of our common stock they own. Further, all of our employees are prohibited from engaging in short sale transactions.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

We are party to executive employment agreements with certain of our employees, including the named executives. Generally, the executive employment agreements are similar for all applicable named executives. In the event that the named executive is dismissed without cause or resigns for good reason (as defined in the applicable executive employment agreements), such named executive is entitled (i) to all accrued but unpaid compensation and benefits and (ii) a lump-sum cash payment that, is designed to replicate the cash compensation (base salary and bonus) plus certain benefits the executive would have otherwise received for a period of time specified in each applicable executive employment agreement. The executive employment agreements for Messrs. Ramsey, Chibib, Aviles and McTavish provide that these payments and benefits will be reduced to the extent necessary to avoid the application of any “golden parachute” excise tax pursuant to Section 4999 of the Internal Revenue Code. In November 2013, our executive employment agreement with Mr. Roemer was amended to remove a provision that provided that if any payment or distribution made by us to him would be subject to any “golden parachute” excise tax pursuant to Section 4999 of the Internal Revenue Code, he is entitled to receive additional payments equal to the excise tax. Set forth below is a more detailed description of the executive employment agreements, including the definitions of change in control, cause and good reason, and the compensation and benefits that could be paid under each executive employment agreement to the applicable named executive.

The purpose of the executive employment agreements is to provide reasonable personal protection to each covered executive in the context of an actual or potential change in control of us, and thereby eliminate or significantly reduce any distraction that might otherwise be caused by uncertainty over the executive’s personal employment and financial circumstances. The Compensation Committee believes that the structure of the executive employment agreements provides the appropriate level of protection to the executive for that critical period immediately preceding and following such a change in control, at a reasonable cost to us.

The executive employment agreements and the option and restricted stock unit award agreements we entered into with our named executives provide that (i) if the awards are not assumed, substituted or continued by an acquiror in connection with a change in control of us or (ii) in the event that, within one year after such a change of control, either the named executive is terminated without cause or resigns for good reason, the award will vest in full and all restrictions thereon will lapse upon such change in control or termination, as applicable. For awards granted under our Consolidated Equity Incentive Plan and the 2012 Plan, award agreements for the named executives generally provide that awards will also accelerate and vest in full in the event of death or disability if the named executive is an officer of us at the time of the death or disability.

In each of the executive employment agreements of our named executives, a change of control is defined as (a) the consummation of a merger, consolidation or reorganization approved by our stockholders, unless securities representing more than 50% of the total combined voting power of the outstanding voting securities of the successor entity are immediately thereafter beneficially owned, directly or indirectly and in substantially the same proportion, by the persons who beneficially owned our outstanding voting securities immediately prior to such transaction; or (b) the sale, transfer or other disposition of all or substantially all of our assets as an entirety or substantially as an entirety to any person, entity or group of persons acting in concert, other than a sale, transfer or disposition to an entity, at least 50% of the combined voting power of the voting securities of which is owned by us or by our shareholders in substantially the same proportion as their ownership of us immediately prior to such sale; or (c) any transaction or series of related transactions within a period of 12 months pursuant to which any person or any group of persons comprising a “group” within the meaning of Rule 13d-5(b)(l) under the Securities Exchange Act of 1934, as amended (other than us or a person that, prior to such transaction or series of related transactions, directly or indirectly controls, is controlled by or is under common control with, us) acquires (other than directly from us) beneficial ownership (within the meaning of Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of securities possessing more than 35% of the total combined voting power of our securities outstanding immediately after the consummation of such transaction or series of related transactions. The definition in the executive employment agreements of Mr. Chibib and Mr. Aviles also includes a proviso that requires that the event constituting such change in control also constitutes a "change in the ownership or effective control" or "in the ownership of a substantial portion of the assets of" us.

The Compensation Committee continues to assess the reasonableness of the executive employment agreements and continues to consider whether any changes are appropriate going forward. The following paragraphs provide summaries of the executive employment agreements with each of the named executives.

Agreement with Patrick J. Ramsey. On September 19, 2010, we entered into an amended and restated executive employment agreement with Mr. Ramsey, which sets forth certain terms and conditions relating to his employment with us. Mr. Ramsey’s amended and restated executive employment agreement provides that he will receive an initial annual base salary of $375,000, as amended from time-to-time, and that he is subject to covenants in the amended and restated executive employment agreement and in an Agreement Regarding Proprietary Developments, Confidential Information and Non-Solicitation. Mr. Ramsey’s annual salary is subject to an annual review by the Board of Directors or the Compensation Committee. In addition, Mr. Ramsey has an opportunity to earn an annual bonus equal to 100% of his base salary upon achievement of certain performance targets approved by the Board of Directors, and up to a maximum of 200% of his base salary for overachievement of such performance targets. The amended and restated executive employment agreement also specifies that Mr. Ramsey will be eligible to participate in our benefit programs and vacation policies as they are established from time-to-time for senior-level executive employees.

Under his executive employment agreement, Mr. Ramsey was to serve as our President and CEO until his successor is chosen and qualified or until his death, resignation, retirement, disqualification or removal. On November 13, 2013, the Board of Directors, including Mr. Ramsey, appointed Mr. Chibib to serve as our President. In the event of Mr. Ramsey’s death or disability, voluntary termination, or termination for cause (each as defined within the amended and restated executive employment agreement), he shall not be entitled to receive any severance, other than accrued but unpaid salary, vacation, vested benefits, and unreimbursed expenses and all of our other obligations under the amended and restated executive employment agreement cease. In the event of Mr. Ramsey’s termination without cause or his termination of employment for good reason, we are required to pay Mr. Ramsey two years of his then effective base salary and two years of his then effective target bonus in a lump sum payment; and if Mr. Ramsey elects to continue health coverage under COBRA, we are required to pay the premiums in an amount sufficient to maintain the level of health benefits in effect on his last day of employment, for a period of up to one year after the termination. The same termination benefits would apply in the event of Mr. Ramsey’s termination without cause or his termination for good reason, in either case, within one year following a change of control (as defined within the amended and restated executive employment agreement). In addition, equity awards granted to Mr. Ramsey would become fully vested in the event of his termination without cause or his termination for good reason, in either case, within one year following a change of control. Our obligation to provide the severance benefits set forth above is contingent upon Mr. Ramsey’s execution of a mutual release of claims satisfactory to us.

Termination for good reason is defined in Mr. Ramsey’s amended and restated executive employment agreement as (i) the assignment to Mr. Ramsey of duties materially adverse to his status as our CEO or a material adverse alteration in the nature or status of his responsibilities, duties or authority; (ii) a reduction in Mr. Ramsey’s then base salary or target bonus, a material reduction in other benefits, or the failure by us to pay Mr. Ramsey any material portion of his current compensation when due; (iii) a requirement that Mr. Ramsey report to a primary work location that is more than 50 miles from our principal offices in Austin, Texas, other than a location in Las Vegas, Nevada; (iv) a requirement that Mr. Ramsey may not have a secondary office located in Las Vegas, Nevada; (v) our requiring Mr. Ramsey to be based anywhere other than the location of our principal offices in Austin, Texas or in Las Vegas, Nevada; or (vi) the failure of Mr. Ramsey and any successor company following a change in control either to (A) maintain (through assignment, transfer or otherwise) his amended and restated executive employment agreement in full force and effect, or (B) reach a mutually agreeable new employment agreement, so long as Mr. Ramsey is willing and able to execute a new agreement that substantially provides similar terms and conditions to his amended and restated executive employment agreement. Termination for cause means termination based on any one of the following, as determined in good faith by the Board of Directors:  (i) any intentional act of misconduct or dishonesty by Mr. Ramsey in the performance of his duties under the executive employment agreement; (ii) any willful failure or refusal by Mr. Ramsey to attend to his duties under the employment agreement; (iii) any material breach of the executive employment agreement by Mr. Ramsey; (iv) Mr. Ramsey’s conviction of or plea of “guilty” or “no contest” to any crime constituting a felony or a misdemeanor involving theft, embezzlement, dishonesty, or moral turpitude; or (v) Mr. Ramsey’s unsatisfactory performance of his duties as determined by the Board of Directors and failure of Mr. Ramsey to improve such performance in the reasonable judgment of the Board of Directors following the 30-day period after Mr. Ramsey is provided written notice of such unsatisfactory performance.

Agreement with Adam Chibib. On October 31, 2010, we entered into an amended and restated executive employment agreement with Mr. Chibib which amended and restated Mr. Chibib’s original executive employment agreement. Mr. Chibib’s amended and restated executive employment agreement provides that he will receive an initial annual base salary of $325,000, as amended from time-to-time, and that he is subject to covenants in the amended and restated executive employment agreement and in an Agreement Regarding Proprietary Developments, Confidential Information and Non-Solicitation. Mr. Chibib's annual salary is subject to an annual review by our CEO. In addition, Mr. Chibib has an opportunity to earn an annual bonus equal to 60% of his base salary upon achievement of certain performance targets approved by our CEO, and up to a maximum of 100% of his base salary for overachievement of such performance targets. The amended and restated executive employment agreement also specifies that Mr. Chibib will be eligible to participate in our benefit programs and vacation policies as they are established from time-to-time for senior-level executive employees.

Under his executive employment agreement, Mr. Chibib will serve as Senior Vice President and Chief Financial Officer until his successor is chosen and qualified or until his death, disability, resignation, retirement, disqualification or removal. On November 13, 2013, the Board of Directors appointed Mr. Chibib to serve as our President, along with his title as our Chief Financial Officer. In the event of Mr. Chibib’s death or disability, voluntary termination, or termination for cause (each as defined within the amended and restated executive employment agreement), he shall not be entitled to receive any severance, other than accrued but unpaid salary, vacation, vested benefits, and unreimbursed expenses and all of our other obligations under the amended and restated executive employment agreement shall cease. In the event of Mr. Chibib’s termination without cause or his termination of employment for good reason, we are required to pay Mr. Chibib two years of his then effective base salary and two years of his then effective target bonus in a lump sum payment; and if Mr. Chibib elects to continue health coverage under COBRA, we are required to pay the premiums in an amount sufficient to maintain the level of health benefits in effect on his last day of employment, for a period of up to one year after the termination. The same termination benefits would apply in the event of Mr. Chibib’s termination without cause or his termination for good reason, in either case, within one year following a change of control (as defined within the amended and restated executive employment agreement). In addition, equity awards granted to Mr. Chibib would become fully vested in the event of his termination without cause or his termination for good reason, in either case, within one year following a change of control. Our obligation to provide the severance benefits set forth above is contingent upon Mr. Chibib’s execution of a mutual release of claims satisfactory to us.

Termination of good reason is defined in Mr. Chibib’s amended and restated executive employment agreement as (1) the assignment to Mr. Chibib of duties materially adverse to his status as our Chief Financial Officer or a material adverse alteration in the nature or status of his responsibilities, duties or authority; (2) a reduction in Mr. Chibib’s then base salary or target bonus, a material reduction in other benefits, or the failure by us to pay Mr. Chibib any portion of his current compensation when due; (3) a requirement that Mr. Chibib report to a primary work location that is more than fifty (50) miles from our current principal offices in Austin, Texas; or (4) the failure of Mr. Chibib and any successor company either to (A) maintain (through assignment, transfer or otherwise) his executive employment agreement in full force and effect, or (B) reach a mutually agreeable new employment agreement, so long as Mr. Chibib is willing and able to execute a new agreement that substantially provides similar terms and conditions to his executive employment agreement.  Termination for cause means termination based on any one of the following, as determined in good faith by the Board of Directors:  (i) any intentional act of misconduct or dishonesty by Mr. Chibib in the performance of his duties under the agreement; (ii) any willful failure or refusal by Mr. Chibib to attend to his duties under the agreement; (iii) any material breach of the agreement by Mr. Chibib; (iv) Mr. Chibib’s conviction of or plea of “guilty” or “no contest” to any crime constituting a felony or a misdemeanor involving theft, embezzlement, dishonesty, or moral turpitude; or (v) Mr. Chibib’s unsatisfactory performance of his duties as determined by our CEO and failure of Mr. Chibib to improve such performance in the reasonable judgment of our CEO following the thirty (30)-day period after Mr. Chibib is provided written notice of such unsatisfactory performance.

Agreement with Todd F. McTavish. On December 12, 2012, we entered into an executive employment agreement with Mr. McTavish, effective as of January 21, 2013. Mr. McTavish’s executive employment agreement provides that he will receive an initial annual base salary of $275,000, as amended from time-to-time, and that he is subject to covenants in the executive employment agreement and in an Agreement Regarding Proprietary Developments, Confidential Information and Non-Solicitation. Mr. McTavish's annual salary is subject to an annual review by our CEO. In addition, the Compensation Committee approved the opportunity for Mr. McTavish to earn an annual bonus equal to 60% of his base salary upon achievement of certain performance targets approved by our CEO, and up to a maximum of 100% of his base salary for overachievement of such performance targets. The executive employment agreement also specifies that Mr. McTavish will be eligible to participate in our benefit programs and vacation policies as they are established from time-to-time for senior-level executive employees.

Mr. McTavish will serve as our Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary until his successor is chosen and qualified or until his death, disability, resignation, retirement, disqualification or removal. In the event of Mr. McTavish's death or disability, voluntary termination, or termination for cause (each as defined within his executive employment agreement), he shall not be entitled to receive any severance, other than accrued but unpaid salary, vacation, vested benefits, and unreimbursed expenses and our other obligations under the executive employment agreement cease. In the event of Mr. McTavish's termination without cause or his termination of employment for good reason, we are obligated to (i) pay Mr. McTavish one year of his then effective base salary and his then effective target bonus in a lump sum payment; and (ii) if Mr. McTavish elects to continue health coverage under COBRA, pay the premiums in an amount sufficient to maintain the level of health benefits in effect on his last day of employment, for a period of up to one year after the termination. In the event of Mr. McTavish's termination without cause or his termination for good reason, in either case, within one year following a change of control (as defined within the executive employment agreement), Mr. McTavish would be entitled to two years of base salary continuation and two years of target bonus in a lump sum payment as well as COBRA benefits for one year. In addition, equity awards granted to Mr. McTavish would become fully vested in the event of his termination without cause or his termination for good reason, in either case, within one year following a change of control. Ours obligation to provide the severance benefits set forth above is contingent upon Mr. McTavish's execution of a mutual release of claims satisfactory to us.

Termination for good reason is defined in Mr. McTavish’s executive employment agreement as (1) the assignment to Mr. McTavish of duties materially adverse to his status as Senior Vice President, General Counsel and Corporate Secretary or a material adverse alteration in the nature or status of his responsibilities, duties or authority; (2) a reduction by in Mr. McTavish’s then base salary or target bonus, a material reduction in other benefits, or the failure by us to pay Mr. McTavish any portion of his current compensation when due; (3) a requirement that Mr. McTavish report to a primary work location that is more than fifty (50) miles from our current principal offices in Austin, Texas; or (4) the failure of Mr. McTavish and any successor company either to (A) maintain (through assignment, transfer or otherwise) his executive employment agreement in full force and effect, or (B) reach a mutually agreeable new employment agreement, so long as Mr. McTavish is willing and able to execute a new agreement that substantially provides similar terms and conditions to his agreement. Termination of cause means termination based on any one of the following, as determined in good faith by the Board of Directors: (i) any intentional act of misconduct or dishonesty by Mr. McTavish in the performance of his duties under the agreement by Mr. McTavish; (ii) any willful failure or refusal by Mr. McTavish to attend to his duties under the agreement; (iii) any material breach of the agreement; (iv) Mr. McTavish’s conviction of or plea of “guilty” or “no contest” to any crime constituting a felony or a misdemeanor involving theft, embezzlement, dishonesty, or moral turpitude; or (v) Mr. McTavish’s unsatisfactory performance of his duties as determined by our CEO and failure of Mr. McTavish to improve such performance in the reasonable judgment of our CEO following the thirty (30)‑day period after Mr. McTavish is provided written notice of such unsatisfactory performance.

Agreement with Mick Roemer. On January 12, 2009, we entered into an executive employment agreement with Mr. Roemer, which sets forth certain terms and conditions relating to his employment as our Senior Vice President of Sales. Mr. Roemer’s executive employment agreement provides that he will receive an initial annual base salary of $200,000, as amended from time-to-time, and that he is subject to covenants in the executive employment agreement and in an Agreement Regarding Proprietary Developments, Confidential Information and Non-Solicitation. Mr. Roemer's annual salary is subject to an annual review by our CEO. Mr. Roemer has an opportunity to earn a commission and an annual bonus equal to 60% of his base salary upon achievement of certain performance targets approved by our CEO, and up to a maximum of 100% of his base salary for overachievement of such performance targets. The executive employment agreement also specifies that Mr. Roemer will be eligible to participate in our benefit programs and vacation policies as they are established from time-to-time for senior-level executive employees. In November 2013, Mr. Roemer's executive employment agreement was amended to remove a provision requiring us to pay Mr. Roemer a gross-up payment in the event that any payment by us to or for the benefit of Mr. Roemer was subject to the excise tax imposed by Section 4999 of the Internal Revenue Code.

Mr. Roemer will serve as Senior Vice President of Sales until his successor is chosen and qualified or until his death, resignation, retirement, disqualification or removal. In the event of Mr. Roemer’s death or disability, voluntary termination, or termination for cause (each as defined within the executive employment agreement), he shall not be entitled to receive any severance, other than accrued but unpaid salary, vacation, vested benefits, and unreimbursed expenses and our other obligations under the executive employment agreement shall cease. In the event of Mr. Roemer’s termination without cause or his termination of employment for good reason, we are obligated to pay Mr. Roemer two years of his then effective base salary continuation and two years of his then effective target bonus in a lump sum payment and if Mr. Roemer elects to continue health coverage under COBRA, we are required to pay the premiums in an amount sufficient to maintain the level of health benefits in effect on his last day of employment, for a period of up to one year after the termination. The same termination benefits would apply in the event of Mr. Roemer’s termination without cause or his termination for good reason, in either case, within one year following a change of control (as defined within the executive employment agreement). In addition, equity awards granted to Mr. Roemer would become fully vested in the event of his termination without cause or his termination for good reason, in either case, within one year following a change of control. Our obligation to provide the severance benefits set forth above is contingent upon Mr. Roemer’s execution of a mutual release of claims satisfactory to us.

Termination for good reason is defined in Mr. Roemer’s agreement as (i) the assignment to Mr. Roemer of duties materially adverse to his status as Senior Vice-President of Sales or a material adverse alteration in the nature or status of his responsibilities, duties or authority; (ii) a material reduction in Mr. Roemer’s then base salary, target bonus, or incentive commission bonus, a material reduction in other benefits, or the failure by us to pay Mr. Roemer any material portion of his current compensation when due; (iii) a requirement that Mr. Roemer report to a primary work location that is more than 50 miles from our current principal offices in Austin, Texas, other than a location Reno or Las Vegas, Nevada; (iv) our requiring Mr. Roemer either to be based anywhere other than the location of our principal offices in Austin, Texas or any office located in Reno or Las Vegas, Nevada (except for required travel in our business to an extent substantially consistent with Mr. Roemer’s present business obligations); or (v) the failure of Mr. Roemer and any successor company following a change of control either to (A) maintain (through assignment, transfer or otherwise) his executive employment agreement in full force and effect, or (B) reach a mutually agreeable new employment agreement. Cause means termination based on any one of the following, as determined in good faith by our CEO: (i) any intentional act of misconduct or dishonesty by Mr. Roemer in the performance of his duties under the agreement; (ii) any willful failure or refusal by Mr. Roemer to attend to his duties under the agreement; (iii) any material breach of the agreement; (iv) Mr. Roemer’s conviction of or plea of “guilty” or “no contest” to any crime constituting a felony or a misdemeanor involving theft, embezzlement, dishonesty, or moral turpitude; or (v) Mr. Roemer’s unsatisfactory performance of his duties as determined by our CEO and failure of Mr. Roemer to improve such performance in the reasonable judgment of our CEO following the thirty (30)-day period after Mr. Roemer is provided written notice of such unsatisfactory performance.

Agreement with Joaquin J. Aviles. On May 9, 2014, we entered into a separation and release agreement with Mr. Aviles, which set forth the terms and conditions of his separation from employment with us. Mr. Aviles’ separation agreement provides that his amended and restated employment agreement, dated October 31, 2010, was terminated as of the date of the separation agreement.

The agreement also included a full and complete mutual release of all claims, Mr. Aviles’ agreement to return all of documents and property in his possession related to our business, and Mr. Aviles’ confirmation that all propriety developments made by him while working for us and all of our confidential information disclosed to us are our sole property. As consideration for the foregoing, we agreed to (i) pay Mr. Aviles his regular salary through the date of the agreement and six weeks of accrued but unpaid vacation, (ii) provide Mr. Aviles a pro rata portion of the performance share awards and performance cash awards that he would have received under the LTIP, or 30,301 in share awards and $577,168.40 in cash awards, and (iii) pay the premiums in an amount sufficient to maintain the level of health benefits in effect on Mr. Aviles’ last day of employment, for a period of up to one year. In addition, the agreement provided that any shares or options held by Mr. Aviles that were vested as of the date of the agreement were exercisable in accordance with the terms of the applicable award agreement, and that no additional shares or options would vest after such date.

Change-in-Control Benefits

Generally, we do not provide our executive officers with any special benefits that are triggered solely upon a change-in-control. However, upon a change-in-control, virtually all of our outstanding equity awards held by our executive officers become fully vested if such awards are neither assumed nor continued in connection with the change-in-control or if within one year of a change-in-control either the executive is terminated without cause or resigns for good reason. A change-in-control generally refers to certain corporate transactions involving us, such as a merger or consolidation, sale of assets, dissolution or the acquisition by any person of at least 51% of our voting stock. The Compensation Committee believes that for senior executives, including the named executives, accelerated vesting of equity awards in the event of a change-in-control is generally appropriate because in some change-in-control situations, equity of the target company is canceled making immediate acceleration necessary in order to preserve the value of the award grants. In addition, we rely on long-term incentive awards to provide our executive officers with the opportunity to accumulate substantial resources to fund their retirement income, and the Compensation Committee believes that a change-in-control event is an appropriate liquidation point for awards designed for such purpose.

Potential Termination and/or Change-in-Control Payments

This section describes and quantifies potential payments that may be made or benefits that may be provided to each named executive at, following, or in connection with the resignation, severance, retirement, or other termination of the named executive and/or a change-in-control of us. For this purpose, it is assumed that each of the foregoing events occurred on the last day of our fiscal year ended September 30, 2014. Mr. Aviles, who resigned before that date, is excluded from this analysis. The determination of potential payments and benefits is based on specific factors and assumptions which are further discussed below. Since these factors and assumptions are subject to change, the payments and benefits that may actually be made to a named executive may differ materially from the payments and benefits disclosed in this section.

Patrick J. Ramsey

Termination Event	Cash Severance (1) ($)	Acceleration and Other Benefits from Equity Awards ($)	Other (2) ($)	Total ($)
Retirement	—	—	—	—
Death or Disability (3)	—	3,126,097	—	3,126,097
Voluntary Resignation	—	—	—	—
Termination for Cause	—	—	—	—
Involuntary Termination without Cause, or Voluntary Resignation for Good Reason	2,500,000	—	18,150	2,518,150
Change in Control without Termination	—	—	—	—
Termination without Cause following a Change in Control	2,500,000	3,126,097(4)	18,150	5,644,247

(1)	Represents two year base salary continuation and two year target bonus.

(2)
If Mr. Ramsey elects to continue health coverage under COBRA, for a period of up to one year after termination, we will pay Mr. Ramsey’s premiums, in an amount sufficient to maintain the level of health benefits in effect on Mr. Ramsey’s last day of employment.

(3)	Represents unvested, in-the-money awards granted under our Consolidated Equity Incentive Plan and our 2012 Plan.

(4)
The amounts reflect the aggregate in-the-money value of all unvested outstanding stock options, and the vesting of restricted stock units, based on the closing share price of our common stock of $36.01 on September 30, 2014, the last day of our fiscal year. If Mr. Ramsey’s equity awards are neither assumed nor continued pursuant to a change-in-control; or, within one year following a change-

in-control, if Mr. Ramsey is terminated without cause or resigns for good reason, all of Mr. Ramsey’s stock options and awards of restricted stock units would immediately vest.

Adam Chibib

Termination Event	Cash Severance (1) ($)	Acceleration and Other Benefits from Equity Awards ($)	Other (2)($)	Total ($)
Retirement	—	—	—	—
Death or Disability (3)	—	1,867,076	—	1,867,076
Voluntary Resignation	—	—	—	—
Termination for Cause	—	—	—	—
Involuntary Termination without Cause, or Voluntary Resignation for Good Reason	1,440,000	—	18,732	1,458,732
Change in Control without Termination	—	—	—	—
Termination without Cause following a Change in Control	1,440,000	1,867,076(4)	18,732	3,325,808

(1)	Represents two year base salary continuation and two year target bonus.

(2)
If Mr. Chibib elects to continue health coverage under COBRA, for a period of up to one year after termination, we will pay Mr. Chibib’s premiums, in an amount sufficient to maintain the level of health benefits in effect on Mr. Chibib’s last day of employment.

(3)	Represents unvested, in-the-money awards granted under our Company’s Consolidated Equity Incentive Plan and our 2012 Plan.

(4)
The amounts reflect the aggregate in-the-money value of all unvested outstanding stock options, and the vesting of restricted stock units, based on the closing share price of our common stock of $36.01 on September 30, 2014, the last day of our fiscal year. If Mr. Chibib’s equity awards are neither assumed nor continued pursuant to a change-in-control; or, within one year following a change-in-control, if Mr. Chibib is terminated without cause or resigns for good reason, all of Mr. Chibib’s stock options and awards of restricted stock units would immediately vest.

Todd F. McTavish

Termination Event	Cash Severance ($)	Acceleration and Other Benefits from Equity Awards($)	Other (1) ($)	Total ($)
Retirement	—	—	—	—
Death or Disability (2)	—	980,159	—	980,159
Voluntary Resignation	—	—	—	—
Termination for Cause	—	—	—	—
Involuntary Termination without Cause, or Voluntary Resignation for Good Reason	—	—	5,007	5,007
Change in Control without Termination	—	—	—	—
Termination without Cause following a Change in Control	960,000(3)	980,159(4)	5,007	1,945,166

(1)
If Mr. McTavish elects to continue health coverage under COBRA, for a period of up to one year after termination, we will pay Mr. McTavish's premiums, in an amount sufficient to maintain the level of health benefits in effect on Mr. McTavish's last day of employment.

(2)	Represents unvested, in-the-money awards granted under our Company’s Consolidated Equity Incentive Plan and our 2012 Plan.

(3)	Represents two years base salary continuation and two years target bonus.

(4)
The amounts reflect the aggregate in-the-money value of all unvested outstanding stock options, and the vesting of restricted stock units, based on the closing share price of our common stock of $36.01 on September 30, 2014, the last day of our fiscal year. If Mr. McTavish's equity awards are neither assumed nor continued pursuant to a change-in-control; or, within one year following a change-in-control, if Mr. McTavish is terminated without cause or resigns for good reason, all of Mr. McTavish's stock options and awards of restricted stock units would immediately vest.

Mick Roemer

Termination Event	Cash Severance (1) ($)	Acceleration and Other Benefits from Equity Awards ($)	Other (2) ($)	Total ($)
Retirement	—	—	—	—
Death or Disability (3)	—	1,503,632	—	1,503,632
Voluntary Resignation	—	—	—	—
Termination for Cause	—	—	—	—
Involuntary Termination without Cause, or Voluntary Resignation for Good Reason	960,000	—	12,076	972,076
Change in Control without Termination	—	—	—	—
Termination without Cause following a Change in Control	960,000	1,503,632(4)	12,076	2,475,708

(1)	Represents two year base salary continuation and two year target bonus.

(2)
If Mr. Roemer elects to continue health coverage under COBRA, for a period of up to one year after termination, we will pay Mr. Roemer’s premiums, in an amount sufficient to maintain the level of health benefits in effect on Mr. Roemer’s last day of employment.

(3)	Represents unvested, in-the-money awards granted under our Company’s Consolidated Equity Incentive Plan and our 2012 Plan.

(4)
The amounts reflect the aggregate in-the-money value of all unvested outstanding stock options, and the vesting of restricted stock units, based on the closing share price of our common stock of $36.01 on September 30, 2014, the last day of our fiscal year. If Mr. Roemer's equity awards are neither assumed nor continued pursuant to a change-in-control; or, within one year following a change-in-control, if Mr. Roemer is terminated without cause or resigns for good reason, all of Mr. Roemer's stock options and awards of restricted stock units would immediately vest.

Tax Considerations

Internal Revenue Code Section 162(m). Section 162(m) of the Internal Revenue Code restricts deductibility of executive compensation paid to our CEO and each of the four other most highly compensated executive officers holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under Section 162(m) or related regulations. The Compensation Committee’s policy is to qualify our executive compensation for deductibility under applicable tax laws to the extent practicable. Income related to stock options granted under our equity compensation plans generally qualifies for an exemption from Section 162(m). In the future, the Compensation Committee will continue to evaluate the advisability of qualifying our executive compensation for full deductibility.
Internal Revenue Code Section 280G. Section 280G of the Internal Revenue Code disallows a tax deduction with respect to excess parachute payments to certain executives of companies that undergo a change in control. In addition, Section 4999 of the Internal Revenue Code imposes a 20% excise tax on the individual executive with respect to the excess parachute payment. Parachute payments are compensation linked to or triggered by a change in control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits, and payments and acceleration of vesting from long-term incentive plans including stock options and other equity-based compensation. Excess parachute payments are parachute payments that exceed a threshold determined under Section 280G of the Internal Revenue Code based on the executive’s prior compensation. In approving compensation arrangements for our named executives in the future, we expect to consider all elements of the cost of providing such compensation, including the potential impact of Section 280G. However, we may authorize compensation arrangements that could give rise to loss of deductibility under Section 280G and the imposition of excise taxes under Section 4999 of the Internal Revenue Code if we feel that such arrangements are appropriate to attract and retain executive talent.
Internal Revenue Code Section 409A. Section 409A of the Internal Revenue Code requires that “nonqualified deferred compensation” be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities, substantial additional taxes and interest on their vested compensation under such plans. Accordingly, as a general matter, it is our intention to design and administer our compensation and benefit plans and arrangements for all of our employees and other service providers, including our named executives, so that they are either exempt from, or satisfy the requirements of, Section 409A.

Summary Compensation Table
The following summary compensation table sets forth information concerning aggregate compensation earned by or paid to our named executive.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards (2) ($)	Non-Equity Incentive Plan Compensation (3)($)	All Other Compensation(4) ($)	Total ($)
Patrick J. Ramsey	2014	625,000	—	—	—	416,667	12,609	1,054,274
Chief Executive Officer	2013	550,000	—	1,478,000	776,864	1,008,334	16,852	3,830,050
	2012	450,000	—	1,069,600	589,890	892,500	18,043	3,020,033

Adam Chibib	2014	450,000	—	—	342,698	180,000	*	972,698
President and Chief	2013	375,000	—	657,710	—	343,750	*	1,376,460
Financial Officer	2012	375,000	—	572,000	294,945	375,000	*	1,616,945

Todd F. McTavish	2014	300,000	—	—	—	120,000	*	420,000
Senior Vice President, General Counsel and Corporate Secretary	2013	190,385(5)	—	672,783	189,628	197,083	58,972	1,308,851

Mick Roemer	2014	300,000	—	—	—	120,000	*	420,000
Senior Vice President, Sales	2013	280,000	—	657,710	—	256,667	*	1,201,089
	2012	269,860	108,800	572,000	294,945	269,860	26,200	1,541,665

Joaquin J. Aviles(6)	2014	176,539	—	844,489	—	577,168	50,904	1,649,100
Vice President, Technology	2013	270,000	—	376,890	—	206,550	*	858,021
	2012	262,000	—	572,000	294,945	243,660	11,685	1,384,290

* Perquisites and other personal benefits provided to such named executive had a total value of less than $10,000.

(1)
Amounts disclosed in the “Stock Awards” column relate to grants of restricted stock units under the 2012 Plan. Stock awards are valued at fair market value using the closing price of our common stock on the date the grant. Note 2, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K sets forth the relevant assumptions used to determine the valuation of our restricted stock units. For fiscal 2014, the stock awards for Mr. Aviles includes 30,301 stock awards granted to him on May 9, 2014 in connection with his separation and release agreement, which represents a pro rata portion of the performance share awards that he would have received under the LTIP at the end of the performance period.

(2)
Amounts disclosed in the “Option Awards” column relate to grants of stock options under the 2012 Plan. With respect to each stock option grant, the amounts disclosed generally reflect the fair value of option awards as of the grant date for all options issued in the respective fiscal year, disregarding any estimate of forfeitures related to serviced-based vesting conditions, in accordance with ASC Topic 718 “Compensation-Stock Comparison”. Generally, ASC Topic 718 “Compensation-Stock Comparison” requires the full grant-date fair value of a stock option award to be amortized and recognized as compensation cost over the service period that relates to the award. Note 1, “Summary of Significant Accounting Policies,” in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K sets forth the relevant assumptions used to determine the valuation of our stock option awards. Includes an option to purchase 20,000 shares granted to Mr. Chibib on November 13, 2013 in recognition of his promotion to President, which vests 25% after one year, and will continue to vest in equal quarterly installments during each of the following three years, beginning on November 13, 2014.

(3)
Amounts earned on September 30, 2014 pursuant to our 2014 Executive Cash Incentive Plan are included in the 2014 fiscal year. A detailed description of the 2014 Executive Cash Incentive Plan is discussed above in the section entitled "Elements of Executive Compensation - 2014 Executive Cash Incentive Plan".

(4)
Amounts disclosed in the “All Other Compensation” column in fiscal year 2014 include our contributions to the 401(k) Plan account of $10,719, automobile reimbursement of $1,890 for Mr. Ramsey; see Note 6 below for Mr. Aviles.

(5)	Represents pro-rata amount paid to Mr. McTavish during the fiscal year. Mr. McTavish's salary for fiscal year 2013 was $275,000.

(6)
Mr. Aviles served as our Vice President, Technology until his resignation on May 9, 2014. For 2014, the "Salary" column represents Mr. Aviles' salary during the fiscal year from October 1, 2013 to the date of his resignation; the "Stock Awards" column represents the fair value of 30,301 shares issued to Mr. Aviles as the pro-rata portion of the performance share awards that he would have received under the LTIP at the end of the performance period; the "Non-Equity Incentive Plan Compensation" column represents a pro-rata portion of the performance cash award that he would have received under the LTIP at the end of the performance period; and the "All Other Compensation" column represents our contributions to the 401(k) Plan account of $3,127, paid time off accrued through the date of his resignation of $31,154 and $16,623 paid to Mr. Aviles in lieu of COBRA insurance premiums.

Grants of Plan-Based Awards in Our Fiscal Year Ended September 30, 2014
The following table provides information regarding grants of plan-based awards made to each of the named executives during the fiscal year ended September 30, 2014.

		Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards(1) ($)

Mr. Ramsey	9/9/2013(3)	—	625,000	1,250,000	—	—	—	—	—	—	—

Mr. Chibib	11/13/2013(2)	—	—	—	—	—	—	20,000	—	32.88	342,698
	9/9/2013(3)	—	270,000	450,000	—	—	—	—	—	—	—

Mr. McTavish	9/9/2013(3)	—	180,000	300,000	—	—	—	—	—	—	—

Mr. Roemer	9/9/2013(3)	—	180,000	300,000	—	—	—	—	—	—	—

(1)	The amounts disclosed in the “Grant date fair value of stock and option awards” column were computed in accordance with ASC Topic 718 “Compensation-Stock Comparison”.

(2)
On November 13, 2013, Mr. Chibib received a grant of an option to purchase 20,000 shares of our common stock. The stock option vests as to 25% after one year, and will continue to vest in equal quarterly installments during each of the following three years, subject to the holder’s continued employment through each applicable vesting date. The award will vest in full (i) upon a change in control of us, if the awards are not assumed, substituted or continued by an acquiror in connection with such change in control, (ii) upon a termination of the named executive’s employment without cause or for good reason during the one-year period following a change in control, or (iii) upon a termination of the named executive’s employment with us due to death or disability, if such individual is an officer of us at the time of termination. The award was issued under the 2012 Plan.

(3)
These amounts represent threshold, target and maximum amounts that could have been earned for fiscal 2014 pursuant to the 2014 Executive Cash Incentive Plan. Actual amounts earned are included in the Summary Compensation Table above. A detailed description of the 2014 Executive Cash Incentive Plan is discussed above in the section entitled "Elements of Executive Compensation - 2014 Executive Cash Incentive Plan".

Outstanding Equity Awards at Our Fiscal Year Ended September 30, 2014

The following table provides information concerning the current holdings of stock options and restricted stock units by the named executives as of September 30, 2014. This table includes unexercised and unvested equity awards. Individual equity grants are shown separately for each named executive.

		Option Awards				Equity Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options(#) Unexercisable	Option Exercise Price ($)(2)	Option Expiration Date	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)(3)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Mr. Ramsey	09/19/2010	316,000	—	3.85	09/19/2017	—	—	—	—
	12/12/2011	150,000	—	7.73	12/12/2018	—	—	—	—
	09/10/2012	—	—	—	—	20,000	720,200	—	—
	09/09/2013	10,000	30,000	36.95	09/09/2020	30,000	1,080,300	—	—
	12/12/2011	—	—	—	—	—	—	60,000	2,160,600

Mr. Chibib	09/30/2009	33,333	—	5.12	09/30/2016	—	—	—	—
	09/30/2010	15,000	—	3.70	09/30/2017	—	—	—	—
	10/31/2010	110,000	—	3.92	10/31/2017	—	—	—	—
	12/12/2011	75,000	—	7.73	12/12/2018	—	—	—	—
	11/13/2013	—	20,000	32.88	11/13/2020	—	—	—	—
	09/10/2012	—	—	—	—	10,000	360,100	—	—
	09/09/2013	—	—	—	—	13,350	480,734	—	—
	12/12/2011	—	—	—	—	—	—	35,000	1,260,350

Mr. McTavish	01/21/2013	9,375	15,625	14.36	01/21/2020	—	—	—	—
	01/21/2013	—	—	—	—	7,813	281,346	—	—
	09/09/2013	—	—	—	—	10,012	360,532	—	—

Mr. Roemer	01/12/2009	100,000	—	2.35	01/12/2016	—	—	—	—
	09/30/2009	30,000	—	5.12	09/30/2016	—	—	—	—
	09/30/2010	60,000	—	3.70	09/30/2017	—	—	—	—
	12/12/2011	75,000	—	7.73	12/12/2018	—	—	—	—
	09/10/2012	—	—	—	—	10,000	360,100	—	—
	09/09/2013	—	—	—	—	13,350	480,734	—	—
	12/12/2011	—	—	—	—	—	—	35,000	1,260,350

(1)
Options granted prior to February 1, 2012 disclosed in this column are immediately exercisable but are initially unvested and vest over a four year period with 25% vesting on the first anniversary of the date of grant, and continue to vest in equal quarterly installments during each of the following three years, subject to the holder’s continued employment with us through each applicable vesting date. The awards will vest in full (i) upon a change in control of us, if the awards are not assumed, substituted or continued by an acquiror in connection with such change in control, (ii) upon a termination of the named executive’s employment without cause or for good reason during the one-year period following a change in control, or (iii) upon a termination of the named executive’s employment with us due to death or disability, if such individual is an officer of us at the time of termination.

(2)	The option exercise price is equal to the closing price of our common stock on the day of grant.

(3)
Represents restricted stock units that vest over a four year period with 25% vesting on the first anniversary of the date of grant, and continue to vest in equal quarterly installments during each of the following three years, subject to the holder’s continued employment with us though each applicable vesting date. The awards will vest in full (i) upon a change in control of us, if the awards are not assumed, substituted or continued by an acquiror in connection with such change in control, (ii) upon a termination of the named executive’s employment without cause or for good reason during the one-year period following a change in control, or (iii) upon a termination of the named executive’s employment with us due to death or disability, if such individual is an officer of us at the time of termination. The price set forth in the next column is equal to the closing price of our common stock on the last day of the fiscal year ($36.01) multiplied by the number of shares.

(4)
Represents performance shares granted pursuant to the LTIP based upon 100% achievement of performance metrics. The price set forth in the next column is equal to the closing price of our common stock on the last day of the fiscal year ($36.01) multiplied by the number of shares. For more information, please see discussion of the LTIP above in “Compensation Discussion and Analysis”.

Option Exercises and Stock Vested in Our Fiscal Year Ended September 30, 2014

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting or Issuance($)(2)
Mr. Ramsey	346,514	9,508,764	20,000	680,150
Mr. Chibib	53,243	1,384,959	9,450	320,248
Mr. McTavish	—	—	8,025	275,391
Mr. Roemer	—	—	9,450	320,248
Mr. Aviles	30,625	701,313	32,801	923,101

(1)
Value realized on exercise represents the product of the number of options exercised and the difference between the market value of our common stock on the date of exercise and the strike price of the option.

(2)	Value realized on vesting or issuance represents the product of the number of shares vested or issued and the closing price of our common stock on the day of vest or issuance.

Pension Benefits in Our Fiscal Year Ended September 30, 2014

We do not maintain a tax-qualified defined benefit retirement plan.

Nonqualified Deferred Compensation in fiscal year 2014

We do not maintain any non-qualified supplemental retirement plans or deferred compensation plans for our executive officers.

Director Compensation and Indemnification

We compensate the members of our Board of Directors for their services as directors, including serving on committees of our Board of Directors. Each of our non-employee directors receives an annual cash retainer for board membership of $55,000 per year, except for the Chairman of our Board of Directors, who receives $110,000 per year. In addition, each director receives a cash retainer for serving on the committees of our Board of Directors set forth below:

Audit Committee. The members of the Audit Committee each receive an additional $20,000 per year for serving on the Audit Committee, except for the Chairman of the Audit Committee, who receives $30,000 per year for serving on the Audit Committee as its chairman.

Nominating and Governance Committee. The members of the Nominating and Governance Committee each receive an additional $12,000 per year for serving on the Nominating and Governance Committee, except for the Chairman of the Nominating and Governance Committee, who receives $17,000 per year for serving on the Nominating and Governance Committee as its chairman.

Compensation Committee. The members of the Compensation Committee each receive an additional $17,000 per year for serving on the Compensation Committee, except for the Chairman of the Compensation Committee, who receives $27,000 per year for serving on the Compensation Committee as its chairman.

Equity Grants. The Compensation Committee engaged Radford in early fiscal 2014 to review our director equity compensation. Based on recommendations from Radford, on January 30, 2014, non-employee members of the Board received 3,600 restricted stock units. However, Mr. Ives received 5,400 restricted stock units upon being elected by our shareholders to serve on the Board of Directors.

Our Articles of Incorporation limit the personal liability of our directors for breaches of fiduciary duties. Our Bylaws require us to indemnify our directors to the fullest extent permitted by Texas law. We have entered into indemnification agreements with our directors and officers. These indemnification agreements are intended to permit indemnification of our directors and officers to the fullest extent now or hereafter permitted by the Texas Business Organizations Code.

DIRECTOR COMPENSATION TABLE FOR OUR
FISCAL YEAR ENDED SEPTEMBER 30, 2014

The following table provides a summary of total compensation paid to our non-employee directors during the fiscal year ended September 30, 2014.

Name	Fees Earned or Paid in Cash (1)($)	Stock Awards (2)($)	Option Awards (3)($)	All Other Compensation ($)	Total ($)
Stephen J. Greathouse(4)	128,500	115,812	–	–	244,312
Stephen P. Ives	56,250	173,718	–	–	229,968
Neil E. Jenkins	94,000	115,812	–	–	209,812
Michael J. Maples, Sr.	104,000	115,812	–	–	219,812
Justin A. Orlando	89,875	115,812	–	–	205,687
Robert D. Repass	96,955	115,812	–	–	212,767

(1)	Reflects the amount of cash compensation earned by directors, including annual retainers for Board of Directors and committee service.

(2)
On January 30, 2014, non-employee members of the Board of Directors received 3,600 restricted stock units. However, Mr. Ives received 5,400 restricted stock units upon being elected by our shareholders to serve on the Board of Directors. All of the restricted stock units vest one year from the date of grant, subject to continued service on the Board of Directors. The value included here represents the product of the number of restricted stock units awarded and the closing price of our common stock on the date of grant ($32.17). As of September 30, 2014, each of our non-employee directors had 3,600 restricted stock units outstanding, with the exception of Mr. Ives, who held 5,400 restricted stock units.

(3)
As of September 30, 2014, each of our non-employee directors had the following number of outstanding options: Mr. Greathouse 20,625; Mr. Ives 0; Mr. Jenkins 25,625; Mr. Maples 0; Mr. Orlando 40,000; and Mr. Repass 26,000.

(4)	Mr. Greathouse serves as our non-executive Chairman of the Board of Directors.

Stock Ownership Guidelines
In January 2013, with the assistance of Radford, we adopted Stock Ownership Guidelines in order to further the investment of our non-employee directors and CEO in our success and to encourage a long-term perspective in managing us. Currently, each non-employee director is required to achieve and maintain an ownership threshold equal in value to three times the annual cash retainer the non-employee director receives and our CEO is required to achieve and maintain an ownership threshold equal in value to three times his annual base salary.

Non-employee directors and the CEO have five years from January 31, 2013 to meet the stock ownership requirements. Newly appointed or promoted executives and newly elected non-employee directors have five years from the time they are appointed, promoted or elected, as the case may be, to meet the stock ownership requirements.

For the purposes of determining stock ownership levels, the following forms of equity interests in us are included:

•	issued and outstanding shares of our common stock that are not subject to transfer or other restrictions;

•	issued and outstanding shares of our common stock held by a qualifying trust;

•	issued and outstanding shares of our common stock held by a 401(k) or other qualified pension or profit-sharing plan for the benefit of the individual (whether denominated in shares or units); and

•	shares of our common stock underlying vested restricted stock units or restricted stock.

Unvested restricted stock, unvested restricted stock units or unvested stock options are not included. Vested, unexercised stock options are also not counted as share ownership.

The Compensation Committee is responsible for interpreting and administering the Stock Ownership Guidelines, and has the authority to review each individual's compliance (or progress towards compliance) from time to time, and in its sole discretion, to impose such conditions, restrictions or limitations as determined to be necessary or appropriate, including, without limitation, the requirement that the individual hold 50% of any shares received as a result of any equity awards that have vested in the case of restricted stock or restricted stock units or exercised in the case of stock options (net of shares sold or withheld to pay the exercise price of stock options and pay withholding taxes) until the individual is compliant with applicable retainer threshold, or to waive compliance when the implementation of the Stock Ownership Guidelines would cause the individual to incur a hardship due to his or her unique financial circumstances.

Compensation-Related Risk Assessment

The Compensation Committee reviews all incentive plans relative to established criteria and conducts an assessment to ensure that none of our incentive plans encourage excessive risk-taking by our executives or employees. Together with executive management, the Compensation Committee has considered the risks arising from our compensation programs for our executives and employees and has concluded that the compensation policies are not reasonably likely to have a material adverse effect on us. The Compensation Committee also reviews the risk profile and the relationship between our compensation programs to our overall risk profile.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended September 30, 2014, Mr. Jenkins, Mr. Greathouse and Mr. Maples served on our Compensation Committee. None of these individuals has served at any time as an officer or employee of us or had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of certain relationships and related-party transactions. In addition, none of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity, any executive officers of which served as a member of our Board of Directors or member of the Compensation Committee during the fiscal year ended September 30, 2014.

COMPENSATION COMMITTEE REPORT
We, the Compensation Committee, have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on such review and discussion, we are of the opinion that the executive compensation policies and plans provide appropriate compensation to properly align the Company’s performance and the interests of its shareholders through the use of competitive and equitable executive compensation in a balanced and reasonable manner, for both the short and long-term. Accordingly, we have recommended to the Board of Directors that the foregoing Compensation Discussion and Analysis be included in the Annual Report on Form 10-K for the year ended September 30, 2014.
Submitted by the Compensation Committee of the Board of Directors:
COMPENSATION COMMITTEE
Neil E. Jenkins, Chairman of the Compensation Committee
Stephen J. Greathouse
Michael J. Maples

CERTAIN INFORMATION NOT DEEMED INCORPORATED BY REFERENCE
IN ANY SECURITIES AND EXCHANGE COMMISSION FILINGS
Notwithstanding anything to the contrary set forth in any of our previous or future filings under the Securities Act of 1933, or the Securities Act of 1934 that might incorporate all or portions of future filings, including this Annual Report on Form 10-K, with the SEC, in whole or in part, the Report of the Compensation Committee of our Board of Directors may not be deemed to be incorporated by reference into any such filing or deemed to be “soliciting material” or “filed” with the SEC under the Securities Act or the 1934 Act, or subject to the liabilities of Section 18 of the 1934 Act.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans
The following table summarizes information about shares of our common stock that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of September 30, 2014. The following equity compensation plans were approved by shareholders: the 2012 Plan; the Consolidated Equity Incentive Plan; the 2000 Stock Option Plan; the 2001 Stock Option Plan; the 2002 Stock Option Plan; and the 2003 Outside Directors Stock Plan.
Equity awards are currently awarded under the 2012 Plan, which was adopted by our shareholders on February 1, 2012. Our shareholders approved the issuance of 1,900,000 shares of our common stock pursuant to the 2012 Plan. Shares granted in connection with options and rights are counted as one share against the aggregate number of shares approved and any shares granted with respect to any awards other than options are counted against the aggregate share limit as 1.58 shares for every one share of common stock subject thereto. The number of shares of our common stock available under the 2012 Plan for issuance as of September 30, 2014 was 809,021.
Equity awards granted to the executive officers and other employees generally vest over four years and options expire seven or ten years from the date of grant. The exercise price of stock options granted is equal to the market value of a share of our common stock on the date of grant. Therefore, the recipients of such stock option awards will receive no benefit from the stock options unless the market price of a share of our common stock exceeds the exercise price.
The 2008 Employment Inducement Award Plan was not approved by our shareholders. No shares remain available for issuance under this plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options (#)	Weighted-average exercise price of outstanding options (1)($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column) (#)
Equity compensation plans approved by security holders	1,880,822 (2)	$7.92	809,021(4)
Equity compensation plans not approved by security holders (3)	100,000	$2.35	—
Total	1,980,822	$7.59	809,021

(1)	The weighted average exercise price does not take into account the vesting shares issuable pursuant to outstanding restricted stock units, which have no exercise price.

(2)
Includes 318,155 shares outstanding under the 2012 Plan that become issuable upon the vesting of restricted stock units. The remaining balance consists of outstanding stock options issued under equity compensation plans approved by our shareholders.

(3)
Represents the shares subject to options outstanding pursuant to one of our previous equity plans, the 2008 Employment Inducement Award Plan. No additional options will be granted under this plan. The 2008 Employment Inducement Award Plan was approved by the independent members of the Board of Directors. Under this plan, we were permitted to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, and other stock-based or cash-based awards to new employees when the grant of such awards was an inducement material to the employee’s entering into employment with us in accordance with NASDAQ Market Rules.

(4)
Reflects the number of securities available for future issuance as of September 30, 2014, which therefore does not reflect the issuance of performance shares related to the LTIP. On October 20, 2014, the Compensation Committee approved the issuance of 192,500 shares of our common stock under the LTIP, which are expected to be issued within 10 days of the opening of the next trading window for our employees. The issuance of these shares will reduce the number of securities available for future issuance under equity compensation plans to 504,871, after giving effect to the 1.58 share ratio adjustment.

Security Ownership of Management and Certain Beneficial Owners
The following table sets forth information as of November 3, 2014 concerning "beneficial" ownership of our common stock, as that term is defined in the rules and regulations of the SEC, by: (i) all persons known by us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director; (iii) each "named executive officer", as that term is defined in Item 402(a)(3) of SEC Regulation S-K; and (iv) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the SEC, which generally attribute beneficial ownership of securities to persons who possess sole or shared voting or investment power with respect to those securities, including shares of common stock issuable upon the exercise of vested options that are immediately exercisable or exercisable within sixty (60) days, shares underlying unvested restricted stock units which will become vested within sixty (60) days and shares underlying performance shares earned and expected to be issued within sixty (60) days. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws. Percentage ownership calculations are based on 29,733,192 shares outstanding as of November 3, 2014.

Except to the extent indicated in the footnotes to the following table, each of the persons or entities listed therein has sole voting and investment power with respect to the shares which are reported as beneficially owned by such person or entity. We do not know of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change of control of us.

Beneficial Owner (1)	Number of Shares Beneficially Owned	Percent of Class (2)
5% Shareholders
BlackRock Inc.	2,585,612(3)	8.7%
RS Investment Management Co LLC	2,333,899(4)	7.8%
Eagle Asset Management Inc.	1,770,262(5)	6.0%

Named Executive Officers and Directors
Patrick J. Ramsey	534,940(6)	1.8%
Adam Chibib	280,517(7)	*
Todd F. McTavish	20,578(8)	*
Mick Roemer	308,062(9)	1.0%
Stephen J. Greathouse	99,450(10)	*
Stephen P. Ives	-	*
Neil E. Jenkins	41,625(11)	*
Michael J. Maples, Sr.	12,525(12)	*
Justin A. Orlando	47,000(13)	*
Robert D. Repass	35,672(14)	*
All executive officers and directors (10 persons) as a group	1,380,369(15)	4.5%
*    Represents beneficial ownership of less than one percent.

(1)	Unless otherwise noted, the address for all officers and directors is the address of our principal executive offices at 206 Wild Basin Road South, Building B, Austin, Texas 78746.

(2)
Percentages of ownership are based on 29,733,192 shares of common stock outstanding on November 3, 2014 plus the number of such shares of common stock outstanding pursuant to SEC Rule 13d-3(d)(1), including shares underlying restricted stock units which will become vested within sixty (60) days after November 3, 2014, shares of common stock subject to stock options which are currently exercisable or will become exercisable within sixty (60) days after November 3, 2014 and shares underlying performance shares earned and expected to be issued within sixty (60) days after November 3, 2014. Shares of common stock subject to stock options which are currently exercisable or will become exercisable within sixty (60) days after November 3, 2014, shares underlying restricted stock units which will become vested within sixty (60) days after November 3, 2014 and shares underlying performance shares earned and expected to be issued within sixty (60) days after November 3, 2014 are deemed outstanding for computing the percentage for the person or group holding such options, but are not deemed outstanding for computing the percentage for any other person or group.

(3)
Based solely on a Schedule 13G/A filed on January 30, 2014 with the SEC, BlackRock, Inc. ("BlackRock") is the beneficial owner of 2,585,612 shares of Multimedia Games common stock and has sole dispositive power as to those

2,585,612 shares and sole voting power as to 2,512,665 shares. BlackRock's address is 40 East 52nd Street, New York, New York 10022.

(4)
Based solely on a Form 13F filed on August 15, 2014 with the SEC, RS Investment Management Co LLC ("RS") owns 2,333,899 shares of Multimedia Games common stock. RS's address is 1 Bush Street, Suite 900, San Francisco, California 94104.

(5)
Based solely on a Form 13F filed on October 14, 2014 with the SEC, Eagle Asset Management Inc. ("Eagle") owns 1,770,262 shares of Multimedia Games common stock. Eagle's address is 7335 South Lewis Avenue, Suite 204, Tulsa, Oklahoma 74136.

(6)
Consists of (i) 28,940 shares owned by Mr. Ramsey, (ii) 441,000 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within sixty (60) days, (iii) 5,000 shares underlying restricted stock units that will vest within sixty (60) days and (iv) 60,000 shares underlying performance shares earned and expected to be issued within sixty (60) days for Mr. Ramsey.

(7)
Consists of (i) 23,572 shares owned by Mr. Chibib, (ii) 219,583 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within sixty (60) days, (iii) 2,362 shares underlying restricted stock units that will vest within sixty (60) days and (iv) 35,000 shares underlying performance shares earned and expected to be issued within sixty (60) days for Mr. Chibib.

(8)
Consists of (i) 8,806 shares owned by Mr. McTavish, (ii) 10,938 shares issuable upon the exercise of stock options that are exercisable within sixty (60) days, and (iii) 834 shares underlying restricted stock units that will vest within sixty (60) days for Mr. McTavish.

(9)
Consists of (i) 24,450 shares owned by Mr. Roemer, (ii) 246,250 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within sixty (60) days, (iii) 2,362 shares underlying restricted stock units that will vest within sixty (60) days and (iv) 35,000 shares underlying performance shares earned and expected to be issued within sixty (60) days for Mr. Roemer.

(10)	Consists of (i) 78,825 shares owned by Mr. Greathouse and (ii) 20,625 shares issuable upon the exercise of stock options that are currently exercisable.

(11)	Consists of (i) 16,000 shares owned by Mr. Jenkins and (ii) 25,625 shares issuable upon the exercise of stock options that are currently exercisable.

(12)	Consists of 12,525 shares owned by Mr. Maples.

(13)	Consists of (i) 7,000 shares owned by Mr. Orlando and (ii) 40,000 shares issuable upon the exercise of stock options that are currently exercisable.

(14)	Consists of (i) 9,672 shares owned by Mr. Repass and (ii) 26,000 shares issuable upon the exercise of stock options that are currently exercisable.

(15)
Consists of (i) 209,790 shares owned directly, (ii) 1,030,021 shares issuable upon the exercise of stock options that are currently exercisable or exercisable within sixty (60) days, (iii) 10,558 shares underlying restricted stock units that vest within sixty (60) days, and (iv) 130,000 shares underlying performance shares earned and expected to be issued within sixty (60) days.

For a description of our stock ownership guidelines and stock holding requirements, see "Stock Ownership Guidelines" in Item 11, above.

ITEM 13.  Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions
Related-party transactions have the potential to create actual or perceived conflicts of interest between us and our directors and executive officers or their immediate family members. The Audit Committee reviews and approves related-party transactions. The Audit Committee has adopted written policies and procedures for the approval or ratification of such related party transactions. For the purposes of the policy, a related party transaction is any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we (including any of our subsidiaries) were, are or will be a participant and the amount involved exceeds $120,000 in any one fiscal year, and in which any related party had, has or will have a direct or indirect material interest. Our legal staff, in consultation with our finance team, is primarily responsible for developing and implementing processes and procedures to obtain information regarding related parties with respect to potential related party transactions. If the legal staff determines that a transaction or relationship is a related party transaction, management presents to the Audit Committee such related party transaction, including all relevant facts and circumstances relating thereto. In addition, our Regulatory Compliance Committee may review such transactions if deemed appropriate by our General Counsel and Chief Compliance Officer. We are not aware of any related party transactions during fiscal year 2014.

If a related party transaction subject to review directly or indirectly involves a member of the Audit Committee (or an immediate family member or domestic partner), the remaining members will conduct the review. In evaluating a related-party transaction involving a director, executive officer, or their immediate family members, the Audit Committee considers, among other factors, whether the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related party’s interest in the transaction, and reviews the conflicts of interest and corporate opportunity provisions of our Code of Business Conduct and Ethics.

To receive Audit Committee approval, related party transactions must have a valid business purpose for us and be on terms that are fair and reasonable to us, and as favorable to us as would be available from non-related entities in comparable transactions. The Audit Committee also requires that the transaction meets the same standards that apply to comparable transactions with unaffiliated entities.

Our Bylaws require us to indemnify our employees, including our directors and executive officers, to the fullest extent permitted by Texas law. We have entered into indemnification agreements with all of our directors and certain of our executive officers and have purchased directors’ and officers’ liability insurance. In addition, our articles of incorporation limits the personal liability of the members of our Board of Directors for breaches by the directors of their fiduciary duties.

Director Independence

Our Board of Directors is currently comprised of seven directors, including six non-employee members. Our Board of Directors has determined that Messrs. Greathouse, Ives, Jenkins, Maples, Orlando, and Repass each qualify as “independent” directors as defined in the listing rules of the NASDAQ Stock Market, or the NASDAQ Listing Rules. Therefore, a majority of the members of our Board of Directors are “independent” as such term is defined in the NASDAQ Listing Rules.

In reviewing the independence of our directors, our Board of Directors reviewed and considered facts and circumstances relevant to the independence of each member. The Board of Directors has determined that there are no relationships that would impair any director's independence under the NASDAQ Listing Rules.

The independent directors have committed to hold formal meetings, separate from management, at least four times a year.

ITEM 14. Principal Accountant Fees and Services

	Year Ended	Year Ended
	September 30, 2014	September 30, 2013
Audit Fees	$515,000	$515,000
Audit-Related Fees	70,200	73,650
Tax Fees	—	—
All Other Fees	—	—
Total	$585,200	$588,650

Audit Fees. Audit Fees represent fees for professional services provided in connection with the audit of our annual consolidated financial statements and of management’s assessment and the operating effectiveness of internal control over financial reporting including in this annual report on Form 10-K, the quarterly reviews of condensed consolidated financial statements included in our quarterly reports on Form 10-Q filings, and other statutory or regulatory filings.

Audit-Related Fees. Audit-Related Fees are fees for assurance and related services. This category includes fees related to assistance in employee benefit and compensation plan audits, Statement on Standards for Attestation Engagements (SSAE) No. 16 Reports and consulting on financial accountings/reporting standards.

Tax Fees. Tax Fees primarily include professional services performed with respect to tax compliance, tax advice and tax planning, including the preparation and review of our original and amended tax returns and those of our consolidated subsidiaries, and for state, local and international tax consultation. Tax fees also include professional fees related to research and development tax credit studies. There were no tax fees incurred during the fiscal years ended September 30, 2014 and 2013.

All Other Fees. All Other Fees includes the aggregate fees for products and services provided by BDO USA, LLP that are not reported under “Audit Fees,” “Audit-Related Fees” or “Tax Fees.” There were no other fees incurred during the fiscal years ended September 30, 2014 and 2013.

The Audit Committee has also adopted procedures for pre-approving all audit and non-audit services provided by BDO USA, LLP. These procedures include reviewing a budget for audit and permitted non-audit services. The budget includes a description of, and a budgeted amount for, particular categories of non-audit services that are recurring in nature, and therefore anticipated at the time the budget is submitted. Audit Committee approval is required to exceed the budget amount for a particular category of non-audit services, and to engage the independent auditor for any non-audit services not included in the budget. For both types of pre-approval, the Audit Committee considers whether such services are consistent with the SEC’s rules on auditor independence. In accordance with its pre-approval procedures, the Audit Committee pre-approved all audit and non-audit services provided by BDO USA, LLP for the fiscal years ended September 30, 2014 and 2013. The Audit Committee has considered whether the provision by BDO USA, LLP of non-audit services included in the fees set forth in the table above is compatible with maintaining the independence of BDO USA, LLP, and has concluded that such services are compatible with BDO USA, LLP’s independence as our auditors.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

	(1)	Financial Statements

		Reports of Independent Registered Public Accounting Firm	91
		Consolidated Balance Sheets, as of September 30, 2014 and 2013	93
		Consolidated Statements of Operations and Other Comprehensive Income, Years Ended September 30, 2014, 2013 and 2012	94
		Consolidated Statements of Stockholders’ Equity,
		Years Ended September 30, 2014, 2013 and 2012	95
		Consolidated Statements of Cash Flows, Years Ended September 30, 2014, 2013, and 2012	96
		Notes to Consolidated Financial Statements	97

	(2)	Financial Statement Schedule

		Schedule II Valuation and Qualifying Accounts	121

	(3)	The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and are incorporated herein by reference, and are filed as part of this Annual Report on Form 10-K

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Multimedia Games Holding Company, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of Multimedia Games Holding Company, Inc., or the Company, as of September 30, 2014 and 2013 and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2014. In connection with our audits of the financial statements, we have also audited the schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Multimedia Games Holding Company, Inc. at September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Multimedia Games Holding Company, Inc.'s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria) and our report dated November 12, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Austin, Texas
November 12, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Multimedia Games Holding Company, Inc.
Austin, Texas

We have audited Multimedia Games Holding Company, Inc.'s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control – Integrated Framework(1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Multimedia Games Holding Company Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Multimedia Games Holding Company Inc.'s internal control over financial reporting based on our audit.

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

In our opinion, Multimedia Games Holding Company, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Multimedia Games Holding Company Inc., as of September 30, 2014 and 2013 and the related consolidated statements of operations and other comprehensive income, stockholders’ equity, and cash flows and the schedule listed in the accompanying index for each of the three years in the period ended September 30, 2014, and our report dated November 12, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Austin, Texas
November 12, 2014

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONSOLIDATED BALANCE SHEETS
As of September 30, 2014 and 2013
(In thousands, except shares)

	September 30, 2014	September 30, 2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$138,086	$102,632
Accounts receivable, net of allowance for doubtful accounts of $150 and $342, respectively	25,265	26,566
Inventory	12,412	12,429
Notes receivable, current	2,375	2,093
Deferred tax asset	5,886	7,818
Prepaid expenses and other	4,440	2,423
Federal and state income tax receivable	4,400	2,855
Total current assets	192,864	156,816
Property and equipment and leased gaming equipment, net	76,862	77,458
Intangible assets, net	32,022	34,723
Notes receivable, non-current	5,368	4,841
Deferred tax asset, non current	1,348	2,690
Value added tax receivable, net of allowance of $707 and $707, respectively	2,911	2,862
Other assets	3,637	2,135
Total assets	$315,012	$281,525
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt	$3,700	$3,700
Accounts payable and accrued liabilities	33,998	29,129
Deferred revenue	447	520
Total current liabilities	38,145	33,349
Long-term debt, less current portion	22,200	25,900
Long-term deferred tax liability	9,838	12,824
Other long-term liabilities	471	511
Total liabilities	70,654	72,584
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock: Series A, $0.01 par value, 1,800,000 shares authorized, no shares issued and outstanding	—	—
Series B, $0.01 par value, 200,000 shares authorized, no shares issued and outstanding	—	—
Common stock, $0.01 par value, 75,000,000 shares authorized, 38,628,091 and 37,802,950 shares issued, and 29,732,011 and 29,386,870 shares outstanding, respectively	386	378
Additional paid-in capital	148,828	131,232
Treasury stock, 8,896,080 and 8,416,080 common shares at cost, respectively	(81,002)	(66,886)
Retained earnings	176,146	144,217
Total stockholders’ equity	244,358	208,941
Total liabilities and stockholders’ equity	$315,012	$281,525

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND OTHER COMPREHENSIVE INCOME
For the Years Ended September 30, 2014, 2013 and 2012
(In thousands, except per share data)

	September 30, 2014	September 30, 2013	September 30, 2012
REVENUES:
Gaming operations	$147,897	$132,640	$112,010
Gaming equipment and system sales	68,030	54,539	42,793
Other	2,202	2,187	1,373
Total revenues	218,129	189,366	156,176
OPERATING COSTS AND EXPENSES:
Cost of gaming operations revenue(1)	15,136	13,803	12,547
Cost of equipment and system sales	31,797	23,143	18,548
Selling, general and administrative expenses	58,720	48,350	46,451
Write-off, reserve, impairment & settlement charges	—	—	1,187
Research and development	17,174	16,842	15,082
Amortization and depreciation	43,388	34,846	38,270
Total operating costs and expenses	166,215	136,984	132,085
Operating income	51,914	52,382	24,091
OTHER INCOME (EXPENSE):
Interest income	412	491	1,553
Interest expense	(930)	(1,139)	(1,392)
Other income	166	33	1,045
Income before income taxes	51,562	51,767	25,297
Income tax (expense) benefit	(19,633)	(16,833)	2,877
Net income	$31,929	$34,934	$28,174

Basic income per common share	$1.07	$1.21	$1.01
Diluted income per common share	$1.02	$1.14	$0.96

Other comprehensive income:
Foreign Currency translation adjustments	—	329	123
Comprehensive income	$31,929	$35,263	$28,297

Shares used in net income per common share:
Basic	29,861	28,929	27,807
Diluted	31,269	30,677	29,261
________________________________

(1)
Cost of gaming operations revenues exclude depreciation and amortization of gaming equipment, content license rights and other depreciable assets, which are included separately in the amortization and depreciation line item.

The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended September 30, 2014, 2013 and 2012
(In thousands, except share amounts)

	Common Stock		Additional Paid -in Capital	Treasury Stock			Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
	Number of Shares	Amount		Number of Shares	Amount	Retained Earnings
Balance, September 30, 2011	34,558,031	$346	$95,063	7,719,657	$(60,164)	$81,109	$(452)	$115,902
Exercise of stock options	1,737,996	17	8,715	—	—	—	—	8,732
Purchase of treasury stock	—	—	—	392,821	(1,884)	—	—	(1,884)
Long-term incentive program	—	—	651	—	—	—	—	651
Tax benefit of stock options exercised	—	—	555	—	—	—	—	555
Share-based compensation expense	—	—	2,767	—	—	—	—	2,767
Net income	—	—	—	—	—	28,174	—	28,174
Foreign currency translation adjustment	—	—	—	—	—	—	123	123
Balance, September 30, 2012	36,296,027	363	107,751	8,112,478	(62,048)	109,283	(329)	155,020
Exercise of stock options and release of awards	1,506,923	15	9,161	—	—	—	—	9,176
Purchase of treasury stock	—	—	—	303,602	(4,838)	—	—	(4,838)
Long-term incentive program	—	—	478	—	—	—	—	478
Tax benefit of stock options exercised	—	—	10,394	—	—	—	—	10,394
Share-based compensation expense	—	—	3,448	—	—	—	—	3,448
Net income	—	—	—	—	—	34,934	—	34,934
Foreign currency translation adjustment	—	—	—	—	—	—	329	329
Balance, September 30, 2013	37,802,950	378	131,232	8,416,080	(66,886)	144,217	—	208,941
Exercise of stock options and release of awards	794,840	8	3,464	—	—	—	—	3,472
Purchase of treasury stock	—	—	—	480,000	(14,116)	—	—	(14,116)
Long-term incentive program	30,301	—	1,147	—	—	—	—	1,147
Tax benefit of stock options exercised	—	—	8,258	—	—	—	—	8,258
Share-based compensation expense	—	—	4,727	—	—	—	—	4,727
Net income	—	—	—	—	—	31,929	—	31,929
Balance, September 30, 2014	38,628,091	$386	$148,828	8,896,080	$(81,002)	$176,146	$—	$244,358
The accompanying notes are an integral part of the consolidated financial statements.

MULTIMEDIA GAMES HOLDING COMPANY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2014, 2013 and 2012
(In thousands)

	September 30,	September 30,	September 30,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$31,929	$34,934	$28,174
Adjustments to reconcile net income to cash provided by operating activities:
Amortization and depreciation	43,388	34,846	38,270
Accretion of contract rights	9,357	8,468	7,700
Share-based compensation	5,874	3,926	3,418
Other non-cash items	(195)	1,501	1,405
Deferred income taxes	287	6,662	(4,346)
Interest income from imputed interest	(228)	(376)	(1,292)
Changes in operating assets and liabilities
Total accounts and notes receivable	788	(8,463)	(59)
Federal and state income tax receivable	6,713	6,688	(102)
Inventory	376	(5,386)	(86)
Current liabilities	3,875	126	4,544
Other current and long-term assets and long-term liabilities	(1,603)	3,983	(2,529)
Tax benefit from exercise of stock options	(8,258)	(10,396)	(554)
NET CASH PROVIDED BY OPERATING ACTIVITIES	92,303	76,513	74,543

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment and leased gaming equipment	(35,408)	(48,624)	(45,220)
Capitalized labor and acquisition of intangible assets	(13,114)	(9,260)	(6,102)
Advances under development and placement fee agreements	(795)	(8,535)	(15,575)
Advances under promissory notes	(4,750)	—	—
Repayments under development agreements	3,304	7,749	15,846
NET CASH USED IN INVESTING ACTIVITIES	(50,763)	(58,670)	(51,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	3,472	9,176	8,733
Tax benefit from exercise of stock options	8,258	10,396	554
Principal payments of long term debt	(3,700)	(3,700)	(3,700)
Proceeds from capital leases	—	—	894
Principal payments of capital leases	—	—	(894)
Purchase of treasury stock	(14,116)	(4,838)	(1,884)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(6,086)	11,034	3,703

EFFECT OF EXCHANGE RATES ON CASH	—	—	(150)
Net increase in cash and cash equivalents	35,454	28,877	27,045
Cash and cash equivalents, beginning of the year	102,632	73,755	46,710
Cash and cash equivalents, end of the year	$138,086	$102,632	$73,755

SUPPLEMENTAL CASH FLOW DATA:
Interest paid	$(930)	$(1,083)	$(1,296)
Income tax (paid) refunded, net	$(12,632)	$(4,116)	$561
NON-CASH TRANSACTIONS:
Change in contract rights resulting from imputed interest on development agreement notes receivable	$194	$375	$(22)
Transfer of leased gaming equipment to inventory	$5,812	$3,570	5,085

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      PROPOSED MERGER AND BASIS OF PRESENTATION

Business
Multimedia Games Holding Company, Inc. and its subsidiaries (the “Company,” “we,” “us,” “our” or "Multimedia Games") design, manufacture and supply innovative standalone and networked gaming systems to commercial and Native American casino operators in North America, domestic and selected international lottery operators, and commercial bingo gaming facility operators.

The Company's standalone gaming machines are primarily sold and placed in Class III settings while its central determinant and server-based centrally-linked products and systems are primarily sold and placed in Class II settings. The Company uses the term Class III to refer to traditional slot machines that are placed or sold in commercial jurisdictions as well as compact games located in various tribal gaming jurisdictions. The Company uses the term Class II to refer to electronic games based on the game of chance commonly known as bingo (whether or not electronic, computer, or other technological aids are used in connection therewith) associated with Native American gaming in the United States and video lottery terminals.

The Company's product line and markets include Class II and Class III gaming facilities operated by commercial and Native American casinos. The Company derives the majority of its gaming revenues from participation, development, and placement fee agreements, all of which operate on a participation, or revenue share, basis or on a fixed daily fee. The Company enters into development and placement fee agreements to provide financing for new gaming facilities or for the expansion of existing facilities in exchange for a certain amount of floor space for a contracted period of time. All or a portion of the funds provided by the Company under development agreements are reimbursed to the Company, while such funding under placement fee agreements is not reimbursed.

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

Proposed Merger
On September 8, 2014, the Company, Global Cash Access Holdings, Inc., a Delaware corporation (“GCA”), and Movie Merger Sub, Inc., a Texas corporation and a wholly owned subsidiary of GCA (“Merger Sub”) entered into an Agreement and Plan of Merger (the “Merger Agreement”).

The Merger Agreement provides, among other things and subject to the terms and conditions set forth therein, that Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of GCA. At the effective time of the Merger (the “Effective Time”), each share of common stock of the Company outstanding immediately prior to the Effective Time (other than shares held directly or indirectly by the Company, GCA or Merger Sub, or held by shareholders who are entitled to demand and properly perfect the right of dissent and appraisal of such shares pursuant to, and in compliance in all respects with, the Texas Business Organizations Code) will be automatically converted into the right to receive $36.50 in cash, without interest and less any applicable withholding taxes.

The Board of Directors of the Company has unanimously approved the Merger Agreement and the transactions contemplated thereby, including the Merger. The closing of the Merger is subject to the approval of the Merger Agreement by the affirmative vote of holders of at least two-thirds of all outstanding shares of common stock of the Company. The closing of the Merger is also subject to various customary conditions, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), the receipt of specified licenses, permits, and other approvals relating to the Company’s gaming operations issued by certain governmental authorities, the absence of any governmental order prohibiting the consummation of the transactions contemplated by the Merger Agreement, the accuracy of the representations and warranties contained in the Merger Agreement (subject to certain materiality qualifications) and compliance with the covenants and agreements in the Merger Agreement in all material respects. On September 26, 2014, we received notice from the Federal Trade Commission of the early termination of the applicable waiting period under the HSR Act.

The Merger Agreement contains certain termination rights, including the right of the Company to terminate the Merger Agreement to accept a superior proposal, and provides that, upon termination of the Merger Agreement by the Company or GCA upon specified conditions, a termination fee of $32.5 million will be payable by the Company.

In addition to the foregoing termination rights, either party may terminate the Merger Agreement if the Merger is not consummated on or before June 8, 2015 (which may be extended to July 8, 2015 in certain circumstances specified in the Merger Agreement).

Following consummation of the Merger, there will be no public market for the Company’s common stock, which will cease to be traded on the NASDAQ Global Select Market, and the Company will no longer be required to file periodic reports with the Securities and Exchange Commission.

A description of the Merger Agreement and the Merger is contained in the Company's definitive proxy statement dated October 22, 2014, which was first mailed to its shareholders on or about October 22, 2014.

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
Participation, development, placement fee, or lease revenue generated from the Company’s commercial products, and Native American products, other bingo products, lottery systems, and back office systems

■	Gaming Equipment and Systems Sales	Direct sales of player terminals, licenses, back office systems and other related equipment
■	Other	Maintenance and service arrangements and other

In accordance with the provision of ASC Topic 605, “Revenue Recognition,” the Company recognizes revenue when all of the following have been satisfied:

▪	Persuasive evidence of an arrangement exists;

▪	Delivery has occurred;

▪	Price to the buyer is fixed or determinable; and

▪	Collectibility is reasonably assured.

See below in "Gaming Equipment and Systems Sales" and in Part II, Item 7, "Management's Discussion and Analysis - Critical Accounting Policies and Estimates" for more information on how the Company recognizes revenue in multiple deliverable arrangements.

Gaming Operations
The majority of the Company’s gaming revenue is generated by its gaming operations under development, placement, and participation arrangements in which the Company provides its customers with player terminals, player terminal-content licenses and back-office equipment, collectively referred to herein as leased gaming equipment. Under these arrangements, the Company retains ownership of the leased gaming equipment installed at customer facilities, and the Company receives revenue based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee based on the number of player terminals installed at the facility. Revenue from lease participation or daily fee arrangements are considered both realizable and earned at the end of each gaming day.

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

Gaming Equipment and System Sales
The Company sells gaming equipment and gaming systems directly to its customers under independent sales contracts through normal credit terms, or may grant extended credit terms under contracts secured by the related equipment, with interest recognized at market rates.

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

Generally, player terminal sales include ancillary equipment, such as networking gear, bases, chairs, and occasionally signage, some of which may be necessary for the full functionality of the player terminals in a casino. This ancillary equipment comprises an install kit that is shipped simultaneously with the player terminals. Although our products are analyzed as multiple deliverable arrangements, revenue for the player terminal and ancillary equipment is not recognized until all elements essential for the functionality of the product have been shipped or delivered. This includes game theme software and essential ancillary equipment. If elements that are not essential to the functionality of the player terminals are shipped after the unit, such as signage, chairs, or bases, these items would be classified as deferred revenue until shipped or delivered.

Cash and Cash Equivalents
The Company considers all highly liquid investments (i.e., investments which, when purchased, have original maturities of three months or less) to be cash equivalents.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts related to its accounts receivable and notes receivable that have been deemed to have a high risk of uncollectibility. Management reviews its accounts and notes receivable on a quarterly basis to determine if any receivables will potentially be uncollectible. Management analyzes historical collection trends and changes in its customer payment patterns, customer concentration, and creditworthiness when evaluating the adequacy of its allowance for doubtful accounts. In its overall allowance for doubtful accounts, the Company includes any receivable balances for which uncertainty exists as to whether the account balance has become uncollectible. Based on the information available, management believes the allowance for doubtful accounts is adequate; however, actual write-offs may exceed the recorded allowance.

Inventory
The Company’s inventory consists primarily of completed player terminals, related component parts, and back-office computer equipment. Inventories are stated at lower of cost (first in first out), or market.

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

The Company's management reviews long-lived asset classes for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment recognized is measured by the amount by which the carrying amount of the assets exceeds their fair value. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs of disposal. During fiscal 2014, the Company did not experience a triggering event that would have caused an impairment analysis assessment. During the years ended September 30, 2014, 2013 and 2012 in the ordinary course of business or upon reviewing the nature of the assets, the Company charged operations by recording reserves or writing off $224,000, $554,000 and $669,000, respectively, of property and equipment and leased gaming equipment.

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

Other Assets
Other assets consist of restricted cash, long-term prepaids, and refundable deposits. At September 30, 2014 and 2013, the restricted cash balances were $463,000 and $511,000, respectively, representing the fair value of investments held by the Company's prize fulfillment firm related to outstanding MegaBingo jackpot prizes.

Deferred Revenue
Deferred revenue represents amounts from the sale of gaming equipment and systems that have been billed, or for which notes receivable have been executed, but which transaction has not met the Company’s revenue recognition criteria. The cost of the related gaming equipment and systems is offset against deferred revenue. Amounts are classified between current and long-term liabilities, based upon the expected period in which the revenue will be recognized.

Other Long-Term Liabilities
Other long-term liabilities include investments held at fair value by the Company’s prize-fulfillment firm related to outstanding MegaBingo jackpot-prize-winner annuities and the long-term portion of deferred revenue.  The long-term liabilities were $471,000 and $511,000 as of September 30, 2014 and 2013, respectively, the majority of which was related to the prize fulfillment annuities.

Other Income and Expense
Other income primarily resulted from a gain on the exchange of used equipment with our third party equipment suppliers, as well as net gains incurred on foreign currency transactions, primarily related to the Company's former Mexico operations (see also, Note 11, "Termination of Mexico Operations"). For the years ended September 30, 2014, 2013 and 2012 other income was $166,000, $33,000 and $1.0 million, respectively.

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

Research and development costs for years ended September 30, 2014, 2013 and 2012 were $17.2 million, $16.8 million and $15.1 million, respectively.

Employee Benefit Plans
The Company has established an employee savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan provides for the employees to make tax-deferred deposits into the plan up to the maximum of $17,500, plus a $5,500 catch-up contribution for employees age 50 or above for 2014. The Company has historically matched employees’ contributions to the 401(k) Plan equal to 50% of the first 4% of compensation contributed by employees to the 401(k) Plan. Such Company contributions amounted to $798,414, $516,000 and $425,000 for the years ended September 30, 2014, 2013, and 2012, respectively.

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

The following summarizes the valuation of certain of the Company's financial assets and liabilities as of September 30, 2014 and 2013, based on the fair value hierarchy:

	Fair Value Measurements using
	Level 1	Level 2	Level 3	Total
September 30, 2014
Assets:
Cash Equivalents:
Money market funds	$93,691	$—	$—	$93,691
Total	$93,691	$—	$—	$93,691

September 30, 2013
Assets:
Cash Equivalents:
Money market funds	$84,049	$—	$—	$84,049
Total	$84,049	$—	$—	$84,049

The carrying value of financial instruments reported in the accompanying consolidated balance sheets for cash, accounts receivable, notes receivable from development agreements, accounts payable, and accrued expenses payable and other liabilities, approximate fair value due to the immediate or short-term nature or maturity of these financial instruments. The carrying value of the Company's debt is consistent with fair value due to the variable interest rates in place. The Company received notes receivable and warrants during 2014, that were recorded at fair value upon receipt, based upon a third party valuation. The fair values of the notes receivable instruments and warrants were based on Level 3 inputs. The carrying value of these instruments at September 30, 2014 represents fair value due to the short period that has elapsed since completion of the valuation.

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

3.	The type or class of customer for their products and services

4.	The methods used to distribute their products or provide their services

5.	The nature of the regulatory environment, if applicable

The Company is engaged in the business of designing, manufacturing, and distributing gaming machines, video lottery terminals, and associated systems and equipment, as well as the maintenance of these machines and equipment.  The Company also supplies the central determinant system for the video lottery terminals installed at racetracks in the State of New York. The Company's production process is essentially the same for the entire Company, and is performed via outsourced product manufacturers, as well as in-house manufacturing performed primarily at the Company's warehouse and assembly facilities in Austin, Texas and Las Vegas, Nevada. The Company's customers consist of entities in the business of operating gaming, bingo or lottery facilities, and include Native American tribes and commercial entities licensed to conduct such business in their jurisdictions. The distribution of the Company's products is consistent across the entire Company and is generally performed by third-party transportation companies.  The regulatory environment is similar in every jurisdiction in that gaming is regulated and its games must meet the regulatory requirements established. In addition, the economic characteristics of each customer arrangement are similar in that the Company obtains revenue via a revenue share arrangement or direct sale of product or service, depending on the customer’s need.  These sources of revenue are consistent with respect to both product line and geographic area.

In addition, discrete financial information, such as costs and expenses, operating income, net income and EBITDA (earnings before interest expense, income taxes, depreciation, amortization, and accretion of contract rights), are not captured or analyzed by product line or geographic area. The Company's chief operating decision maker analyzes product performance based on average daily play on a game level basis, which is consistent across all product lines and geographic areas. This average daily performance data, along with customer needs, are the key drivers for assessing how the Company allocates resources and assesses its operating performance.

Costs of Computer Software
Software development costs have been accounted for in accordance with ASC Topic 985, “Software.”  Under ASC Topic 985, capitalization of software development costs begins upon the establishment of technological feasibility and prior to the availability of the product for general release to customers. The Company capitalized software development costs of approximately $13.1 million and $9.1 million for the years ended September 30, 2014 and 2013, respectively. Software development costs primarily consist of personnel costs and gaming lab testing fees. The Company begins to amortize capitalized costs when a product is available for general release to customers. Amortization expense is determined on a product-by-product basis at a rate not less than straight-line basis over the product’s remaining estimated economic life, not to exceed five years. Amortization of software development costs is included in amortization and depreciation in the accompanying consolidated statements of operations and other comprehensive income.

Income Taxes
In accordance with ASC Topic 740, “Income Taxes”, we have recorded deferred tax assets and liabilities to account for the expected future tax benefits and consequences of events that have been recognized in our financial statements and our tax returns. There are several items that result in deferred tax asset and liability impact to the balance sheet. If we conclude that it is more likely than not that all or some portion of the deferred tax assets will not be realized under accounting standards, they are reduced by a valuation allowance to remove the benefit of recovering those deferred tax assets from our financial statements. Additionally, in accordance with ASC Topic 740, during the year ended September 30, 2013, the liability related to uncertain tax positions was reduced during the year for a previously recognized uncertainty, in the amount of $786,000 as well as accrued interest and penalties in the amount of $921,000, because it is effectively settled. No additional reserves for uncertain tax positions were recorded during fiscal year 2014.

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

There were option grants to purchase a total of 55,000, 102,600 and 1.1 million common shares during the years ended September 30, 2014, 2013 and 2012, respectively. The assumptions used for the years ended September 30, 2014, 2013, and 2012, and the resulting estimates of weighted-average fair value per share of options granted and assumptions used during these periods are as follows:

	2014	2013	2012
Weighted expected life	5 years	5 years	5 years
Risk-free interest rate	1.5%	0.7%	1.0%
Expected volatility	57.52%	62.88%	59.91%
Expected dividend yields	—	—	—
Weighted-average fair value of options granted during the period	$15.25	$14.43	$3.55
Expected annual forfeiture rate	5.31%	5.31%	5.31%

The Company also grants restricted stock and restricted stock units. In accordance with ASC Topic 718 the Company records stock compensation for such awards at the full value of the award at the time of issuance over the vesting period of the award. The full value of the award is equivalent to the closing stock price of the Company's stock on the date of grant.

Foreign Currency Translation
The Company accounts for currency translation in accordance with ASC Topic 830, “Foreign Currency Matters.”  Balance sheet accounts are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to other comprehensive income, in accordance with ASC Topic 220, “Comprehensive Income.” Transactional currency gains and losses arising from transactions in currencies other than the Company’s local functional currency are included in the consolidated statements of operations and other comprehensive income in accordance with ASC Topic 830. The cumulative foreign currency translation adjustment was recognized in income during the first quarter of the fiscal year ended September 30, 2013 upon the substantial liquidation of the Company's Mexico operations.

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

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740)” (“ASU No. 2013-11”) to provide explicit guidance and eliminate the diversity in practice on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. ASU No. 2013-11 is effective for annual reporting periods beginning on or after December 15, 2013. The Company expects to adopt this guidance during fiscal 2015 and does not expect it will have a significant impact on its consolidated results of operations, financial condition and cash flows.

In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers", as a new Topic, Accounting Standards Codification (ASC) Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance for fiscal 2017, but at the current time does not know what impact the new standard will have on revenue recognized and other accounting decisions in future periods, if any, nor what method of adoption will be selected if the impact is material.

In April 2014, the FASB issued ASU 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". This ASU raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted provided the disposal was not previously disclosed. The Company does not expect that this update will have a material impact on the Company's reported results of operations and financial position. The impact is non-cash in nature and will not affect the Company's cash position.

3.      INVENTORY

Inventory consisted of the following:

	September 30, 2014	September 30, 2013
	(In thousands)
Raw materials and component parts, net of reserves of $359 and $719, respectively (a)	$8,791	$7,010
Work in progress (a)	900	2,931
Finished goods	2,721	2,488
Total Inventory	$12,412	$12,429
(a) Certain prior period amounts have been reclassified to conform to the current period presentation. There is no impact to the consolidated financial statements as a result of this change.

4.      NOTES RECEIVABLE

The Company’s notes receivable consisted of the following:

	September 30, 2014	September 30, 2013
	(In thousands)
Notes receivable from development agreements	$3,998	$7,303
Less imputed interest discount reclassed to contract rights	(116)	(369)
Notes receivable other, net discount of $891	3,861	—
Notes receivable, net	7,743	6,934
Less current portion	(2,375)	(2,093)
Notes receivable – non-current	$5,368	$4,841

Notes receivable from development agreements are generated from reimbursable amounts advanced under development agreements.  The notes receivable from development agreements balance includes a development agreement with the Chickasaw Nation for the Winstar Casino expansion entered into on November 19, 2012.

On July 17, 2014, the Company entered into an agreement with Bee Caves Games, Inc. under which the Company agreed to make a loan pursuant to a secured promissory note in the amount of $4.5 million. In association with the promissory note, the Company received warrants to purchase Bee Caves Gaming common stock, and recorded a discount to the note for the fair value of the warrants received. The note, which bears interest at 7%, requires interest only payments for the first 24 months followed by repayments of principle and interest in 48 equal monthly installments.

5.  DEVELOPMENT AND PLACEMENT FEE AGREEMENTS

The Company enters into development and placement fee agreements to provide financing for new gaming facilities or for the expansion or improvement of existing facilities. All or a portion of the funds provided under development agreements are reimbursed to the Company, while funding under placement fee agreements is not reimbursed. In return for the fees under the agreements, the facility dedicates a percentage of its floor space for the placement of the Company's electronic gaming machines (EGMs) over the term of the agreement, which is generally for 12 to 83 months, and the Company receives a fixed percentage or flat fee of those machines' hold per day. Certain of the agreements contain EGM performance standards that could allow the facility to reduce a portion of the Company's guaranteed floor space.

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

On November 19, 2012, the Company entered into a development agreement with the Chickasaw Nation to assist with the expansion of the Winstar World Casino. As part of this agreement, the Company received the right to 150 unit placements for a period of 68 months in exchange for a payment of $6.5 million. The payment was made in two equal installments in November 2012 and January 2013.

On March 7, 2013, the Company paid a placement fee of approximately $2.0 million to the Chickasaw Nation to extend the placement of 201 units in six casino locations across Oklahoma for an additional term of 50 months.

Management reviews intangible assets related to development and placement fee agreements for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There were no events or changes in circumstances during the period ended September 30, 2014 that required an impairment charge to the carrying value of intangible assets recorded in connection with these agreements.

The following net amounts related to advances made under development and placement fee agreements and were recorded in the following balance sheet captions:

	September 30, 2014	September 30, 2013
Included in:	(In thousands)
Notes receivable, net	$3,882	$6,934
Intangible assets – contract rights, net of accumulated amortization	$15,845	$24,466

6.      PROPERTY AND EQUIPMENT AND LEASED GAMING EQUIPMENT

The Company’s property and equipment and leased gaming equipment consisted of the following:

	September 30, 2014			September 30, 2013
	Cost	Accum. Depr.	Net Book Value	Cost	Accum. Depr.	Net Book Value
	(In thousands)
Rental pool – deployed	$192,857	$(130,415)	$62,442	$178,490	$(114,461)	$64,029
Rental pool – undeployed	27,860	(22,417)	5,443	18,642	(14,335)	4,307
Machinery and equipment	5,673	(2,643)	3,030	5,609	(1,876)	3,733
Computer software	7,766	(4,309)	3,457	5,874	(3,522)	2,352
Vehicles	3,154	(2,187)	967	2,914	(1,595)	1,319
Other	4,866	(3,343)	1,523	4,778	(3,060)	1,718
Total property and equipment and leased gaming equipment (1)	$242,176	$(165,314)	$76,862	$216,307	$(138,849)	$77,458
______________________________________

(1)
Property and equipment and leased gaming equipment is depreciated as follows: Rental pool – deployed and undeployed, 2 to 4 years; Machinery and equipment, 3 to 5 years; Computer software, 3 to 5 years; Vehicles, 3 to 5 years; and Other, 2 to 5 years. Gaming equipment and third-party gaming content licenses begin depreciating when they are available for customer use.

The Company recorded depreciation and amortization expense related to property and equipment and leased gaming equipment of $36.2 million, $28.8 million and $33.7 million for the years ended September 30, 2014, 2013 and 2012, respectively.

The Company periodically reviews the depreciable lives of its property and equipment and leased gaming equipment. During the first quarter 2013, the Company conducted such a review and analyzed the current age of leased gaming equipment on customers' floors, the current and historical replacement rate and the useful lives used for comparable assets by its competitors. Based on this review, the Company determined that two events occurred during the beginning of fiscal 2013 that prompted a change: first, the Company transitioned from a distributor to a manufacturer allowing it to better control the life cycles of its products; and second, the beginning of fiscal year 2013 marked the three year anniversary of the deployment of the Company's proprietary wide-body cabinet. Therefore, the Company determined that a four year depreciable life on leased gaming equipment more accurately reflected the current age of leased gaming equipment on customer's floors, the current and historical replacement rate, and the useful lives used for comparable assets by its competitors. Accordingly, the Company increased the depreciable lives of leased gaming equipment, both proprietary and third party machines, to four years from three years, effective October 1, 2012. The effect of this change increased operating income by approximately $7.0 million and net income by $4.7 million, or $0.15 per diluted share for the year ended September 30, 2013.

During fiscal 2014, the Company recognized $5.6 million of net book value related to the Company's proprietary units on trial or on revenue share arrangement in our installed base within cost of sales. The majority of these sales were trial units that converted to a sale. In addition the Company disposed of or wrote off $224,000 of net book value related to third-party gaming content licenses, installation costs, and other equipment.

During fiscal 2013, the Company sold $3.6 million of net book value related to the Company's proprietary units on trial or on revenue share arrangement in our installed base within cost of sales. These included trial units that converted to a sale. In addition, the Company disposed of or wrote off $554,000 of net book value related to third-party gaming content licenses, installation costs, and other equipment.

During fiscal 2012, the Company sold $5.1 million of net book value related to the Company's proprietary units on trial or on revenue share arrangement in our installed base within cost of sales. These included trial units that converted to a sale. In addition, the Company disposed of or wrote off $669,000 of net book value related to third-party gaming content licenses, installation costs, and other equipment.

Leased gaming equipment consists of rental pool assets that are either placed under participation arrangements at customer facilities (rental pool – deployed) or warehoused by the Company for future deployment (rental pool – undeployed).

7.      INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following:

	September 30, 2014			September 30, 2013			Estimated Useful Lives
	(In thousands)
	Cost	Accum. Amort.	Net Book Value	Cost	Accum. Amort.	Net Book Value
Contract rights under development and placement fee agreements	$61,725	$(45,880)	$15,845	$61,079	$(36,613)	$24,466	1-7 years
Internally-developed gaming software	36,224	(20,307)	15,917	25,116	(15,270)	9,846	1-5 years
Patents, trademarks and other	4,999	(4,739)	260	5,972	(5,561)	411	1-5 years
Total intangible assets, net	$102,948	$(70,926)	$32,022	$92,167	$(57,444)	$34,723

Contract rights are amounts allocated to intangible assets for dedicated floor space resulting from development agreements or placement fees. The related amortization expense, or accretion of contract rights, is netted against its respective revenue category in the accompanying consolidated statements of operations.

Internally developed gaming software, which includes independent third party software testing, is accounted for under the provisions of ASC Topic 985 “Software” and is stated at cost, which is amortized over the estimated useful life of the software, generally using the straight-line method. The Company amortizes internally-developed games over a two-year period, gaming engines over a three-to-five year period, gaming systems over a three-year period, and its central management systems over a five-year period. Software development costs are capitalized once technological feasibility has been established, and are amortized when the software is placed into service. Any subsequent software maintenance costs, such as bug fixes and subsequent testing, are expensed as incurred. Discontinued software development costs are expensed when the determination to discontinue is made. For the years ended September 30, 2014, 2013, and 2012 amortization expense related to internally-developed gaming software, and patents and trademarks was $7.2 million, $6.0 million and $4.6 million respectively. During fiscal 2014, 2013 and 2012, the Company wrote-off internally-developed gaming software of $90,000, $72,000 and $74,000, respectively.

During the first quarter 2014, the Company conducted a reviewed the depreciable lives of its of capitalized software and testing related assets, based on this review, the Company determined that the estimated useful life of the Company's software and testing related assets is two years. Accordingly, the Company increased the depreciable lives of capitalized software and testing, effective October 1, 2013. The effect of this change increased operating income by approximately $1.5 million and net income by $1 million, or $0.03 per diluted share for the year ended September 30, 2014.

Management reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No triggering events were identified for the year ended September 30, 2014.

Amortization expense, inclusive of accretion of contract rights, totaled $16.5 million, $14.5 million and $12.3 million, for the years ended September 30, 2014, 2013, and 2012 respectively. Annual estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year	Amount
(In thousands)
2015	14,835
2016	9,203
2017	2,524
2018	439
2019	212
Total	$27,213

8.  VALUE ADDED TAX RECEIVABLE

The Company's value added tax (VAT) receivable is a receivable from the Mexican taxing authority primarily related to a value added tax levied on product shipments originating outside of Mexico. At September 30, 2014 and 2013, the Company’s VAT receivable was $2.9 million.  The majority of the VAT receivable relates to equipment shipments that occurred in 2006 and 2007.

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

The VAT audit results also revealed that certain months contained no contested balances, while other months contained one or more contested balances. In fiscal years 2010 and 2011, the Company formally requested refunds for all months in which no contested balances arose from the audit, resulting in the receipt of approximately $3.6 million in refunds from those uncontested months. The Company's legal counsel suggested the Company wait to file on any portion of the contested months, until amounts were received from the uncontested months. In August 2012, the Company filed refund requests in the amount of $2.3 million for the remaining uncontested portions of 2006 and 2007. In November 2012, the Mexican taxing authority requested additional documentation, which was supplied to them in December 2012. On September 3, 2014, after establishing a new tax domicile for the Mexican entity, the company re-filed all of the outstanding refund requests. As of September 30, 2014, the Mexican taxing authority has given the Company no indication that the outstanding refund requests will be contested and the Company continues to pursue the collection of these balances.

See the Notes to Consolidated Financial Statements; Note 11, "Termination of Mexico Operations" and Note 16, "Commitments and Contingencies."

9.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company’s accounts payable and accrued liabilities consisted of the following:

	September 30, 2014	September 30, 2013
	(In thousands)
Trade accounts payable	$11,993	$9,215
Accrued expenses	9,401	6,727
Accrued bonus and salaries	10,358	10,809
Marketing reserve	1,485	1,589
Other	761	789
Accounts payable and accrued liabilities	$33,998	$29,129

On February 1, 2012, the Company's shareholders approved a Long-Term Incentive Program (LTIP) for certain members of the Company's executive management team. The LTIP has a performance stock component and performance cash component. The performance cash component is based on the three year performance of the Company for the 2012, 2013 and 2014 fiscal years. Pursuant to the LTIP, if the Company meets certain cumulative revenue and earnings per share performance goals, then those members of the executive management team named in the LTIP will receive a cash award. The LTIP specifies a Minimum, Target and Maximum award amount based on the cumulative revenue and earnings per share total. As of September 30, 2014, the end of the performance period for the LTIP, the Company determined that the maximum award amount was earned, based on historical financial results for the period. Therefore, the Company maintained cumulative accrual balances of approximately $4.4 million and $3.3 million for the performance cash component of the LTIP as of September 30, 2014 and 2013, respectively.

During fiscal 2014, the Company recorded expense of $2.9 million related to the LTIP, of which $1.7 million was related to the performance cash component and $1.2 million was related to the performance stock component. During fiscal 2013, the Company recorded expense of $2.4 million, of which $1.9 million was related to the performance cash component and $0.5 million was related to the performance stock component.The cash component is included in accrued liabilities, while the stock component is recorded in additional paid in capital.
Separately from the VAT matter discussed in Note 8 above, one of the Company's Mexican subsidiaries was under audit by the Mexico taxing authorities for income tax matters related to the tax years ending December 31, 2006 and 2007. After several appeals, in fiscal year 2013, the Company determined to file a request for tax amnesty for these income tax proceedings under a program formalized by the Mexico taxing authorities in fiscal year 2013 for both the 2006 and 2007 tax years.

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

10.      CREDIT AGREEMENT AND LONG-TERM DEBT

The Company’s Credit Agreement, long-term debt consisted of the following:

	September 30, 2014	September 30, 2013
	(In thousands)
Term loan facility	$25,900	$29,600
Less: current portion of long-term debt	(3,700)	(3,700)
Long-term debt, less current portion	$22,200	$25,900

On August 3, 2011, the Company entered into an amended and restated credit agreement with Comerica Bank in its capacity as administrative agent and lead arranger and Wells Fargo Bank, N.A., as syndication agent (the "Credit Agreement") to provide the Company a $74.0 million credit facility which replaced its previous credit facility with Comerica Bank in its entirety. The Credit Agreement originally consisted of three facilities: an approximately $20.6 million revolving credit facility, a $37.0 million term loan, and an approximately $16.4 million draw-to term loan. On February 3, 2014, the $16.4 million draw-to term loan expired.

The Credit Agreement, and advances made thereunder, mature on August 3, 2016. The term loan is amortized on a straight-line basis over a ten-year period, payable in equal quarterly installments of $925,000. The revolving credit facility provides the Company the ability to finance development and placement agreements, acquisitions, and working capital for general corporate purposes. As of September 30, 2014, $25.9 million was outstanding on the term loan which bore interest at 2.90%. No amounts were outstanding on the revolving credit facility, which had approximately $20.6 million available for borrowings as of September 30, 2014. The Company has the ability to draw on the revolving credit facility until the maturity of the Credit Agreement on August 3, 2016.

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

Fixed charges include interest expense and all regularly scheduled installments of principal. The Company is required to maintain a fixed charge coverage ratio of less than 1.2.

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

As of September 30, 2014, the Company was in compliance with all loan covenants.

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
Due to the immaterial nature of the Company's Mexico operations, the Company is not reporting the termination of the Mexico operations as a discontinued operation for reporting purposes. For the years ended September 30, 2014, 2013, and 2012 the Mexico operations represented zero,1.2% and 2.1%, respectively, of total assets; zero, less than 1.0%, and 1.4%, respectively, of total revenue; and zero, 1.3%, 2.2% respectively, of net income for each period.

12. LEASES

The Company leases its corporate offices, warehouses and certain office equipment under noncancelable operating leases.

A schedule of future minimum rental payments required under noncancelable operating leases is as follows:

Fiscal Year	Operating Lease Payments
(In thousands)
2015	$2,024
2016	$1,987
2017	$1,627
2018	$1,355
2019	$1,333
thereafter	$2,334
Total Minimum Lease Payments	$10,660

Rent expense during fiscals 2014, 2013 and 2012, was $2.2 million, $1.9 million and $2.0 million, respectively.

13. INCOME TAXES

The provision for income tax (expense) benefit consisted of the following for the years ended September 30, 2014, 2013 and 2012:

	September 30, 2014	September 30, 2013	September 30, 2012
	(In thousands)
Current:
Federal	$(17,859)	$(10,350)	$176
State	(1,500)	(897)	87
Foreign	—	1,076	(1,732)
	(19,359)	(10,171)	(1,469)
Deferred:
Federal	319	(5,807)	3,652
State	(593)	(431)	271
Foreign	—	(424)	423
	(274)	(6,662)	4,346
Income tax (expense) benefit	$(19,633)	$(16,833)	$2,877

The effective income tax rates differ from the statutory U.S. federal income tax rates as follows for the years ended September 30, 2014, 2013, and 2012:

	September 30, 2014	September 30, 2013	September 30, 2012
Federal income tax expense at statutory rate	35%	35%	35%
State income tax expense, net of federal benefit	3%	1.6%	(0.6)%
Foreign income tax expense, net of federal benefit	—%	(0.4)%	—%
Change in valuation allowance	—%	—%	(47.9)%
Other, net	0.1%	(3.7)%	2.1%
Provision (benefit) for income taxes	38.1%	32.5%	(11.4)%

The “other, net” category above captures the impact of several tax expense items, including research and development tax credits, changes in reserves for uncertain tax positions, and the true-up of the Company's income tax accounts.

The Company did not have a valuation allowance on deferred tax assets recorded as of September 30, 2014 and 2013. Income before income taxes consisted of:

	September 30, 2014	September 30, 2013	September 30, 2012
	(in thousands)
United States	$51,566	$52,293	$26,918
Non-U.S.	(4)	(526)	(1,621)
	$51,562	$51,767	$25,297

Differences between the book value and the tax basis of the Company’s assets and liabilities at September 30, 2014 and 2013 result in deferred tax assets and liabilities are as follows:

	September 30, 2014	September 30, 2013
	(In thousands)
Deferred tax asset – current:
Allowance for doubtful accounts	$322	$395
Inventory reserve	135	270
Accruals not currently deductible for tax purposes	4,865	3,288
Deferred revenue	397	338
Net Operating Loss Carryforwards and Credits	167	3,527
Current deferred tax asset	5,886	7,818
Valuation allowance	—	—
Current deferred tax asset, net	5,886	7,818
Noncurrent deferred tax asset:
Stock compensation expense	1,348	1,460
Accruals not currently deductible for tax purposes		1,230
Noncurrent deferred tax asset, net	1,348	2,690
Valuation allowance	—	—
Noncurrent deferred tax asset, net	1,348	2,690
Deferred tax asset	$7,234	$10,508
Noncurrent deferred tax liability
Property and equipment, leased gaming equipment and intangible assets, due principally to depreciation and amortization differences	$(9,838)	$(12,824)
Noncurrent deferred tax liability, net	(9,838)	(12,824)

Deferred Tax Asset/(Liability)	$(2,604)	$(2,316)

As of September 30, 2014, the Company had no federal net operating loss carryforwards, tax affected state net operating loss carryforwards of $167,000, no federal research and development credit carryforward, and no federal alternative minimum tax credit carryforward. The net operating losses will begin to expire in varying amounts in 2031 if not utilized. There was no federal net operating loss carryforward to be utilized in fiscal 2014. During fiscal 2014, the Company utilized $15.3 million of gross state net operating loss carryforwards, which resulted in a $959,000 decrease in taxes paid. During fiscal 2013 the Company utilized $5.9 million of gross federal net operating loss carryforwards which had no effect on our income tax expense, as these carryforwards were the result of excess tax benefits associated with certain stock option exercises and the benefit was recorded to equity. During fiscal 2012, we utilized $14.1 million of gross federal net operating loss carryforwards which reduced our income tax expense by approximately $4.7 million.

For fiscals 2014, 2013, and 2012, the Company recorded net reductions of $8.0 million, $10.4 million, and $555,000 respectively, of its federal and state income tax liability due to the effects of stock compensation.

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

The Company paid taxes of $12.6 million, $4.1 million and $525,000 in fiscal 2014, 2013 and 2012, respectively; and received refunds of $9,000, $0 and $1.1 million in fiscal 2014, 2013 and 2012, respectively.

In fiscal 2014, the Company conducted operations in Mexico through a subsidiary treated as a disregarded entity for U.S. income tax purposes. Accordingly, income or losses are taxed or benefited, as appropriate, in the Company's U.S. tax provision. At present, Company management determined that it is more likely than not that the Mexican operations cannot benefit from past losses, from a Mexican tax perspective. Accordingly, a full valuation allowance has been recorded against the deferred tax asset related to the Mexican net operating loss. The effect on the total income tax expense is deemed immaterial.

The Company accounts for uncertain tax positions under ASC 740-10-25. ASC 740-10-25 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all the relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. ASC 740-10-25 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest, and penalties.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits for the years ended:

	September 30, 2014	September 30, 2013	September 30, 2012
	(in thousands)
Unrecognized tax benefit at the beginning of the period	$—	$786	$637
Gross increases – tax positions in prior period	—	—	786
Gross decreases – tax positions in prior period	—	—	(637)
Gross increases – tax positions in current period	—	—	—
Settlements	—	(786)	—
Unrecognized tax benefit at the end of the period	$—	$—	$786

There are no tax benefits that would affect the effective tax rate in the balance of unrecognized tax benefits at September 30, 2014, 2013 and 2012.

The Company recognizes interest accrued related to unrecognized tax benefits and penalties as income tax expense. Related to the unrecognized tax benefits noted above, the Company had accrued interest and penalties of $0, $0 and $851,000, as of September 30, 2014, 2013 and 2012, respectively.

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

	September 30, 2014	September 30, 2013	September 30, 2012
Net income available to common shareholders (in thousands)	$31,929	$34,934	$28,174
Weighted average common shares outstanding	29,861,079	28,929,177	27,806,840
Effect of dilutive securities:
Stock options and restricted shares	1,407,818	1,747,510	1,454,508
Weighted average common and potential shares outstanding	31,268,897	30,676,687	29,261,348
Basic income per share	$1.07	$1.21	$1.01
Diluted income per share	$1.02	$1.14	$0.96

In the years ended September 30, 2014, 2013 and 2012 restricted awards and options to purchase approximately 97,883, 17,726 and 538,562 shares of common stock were not included in the computation of dilutive income per share, due to their antidilutive effect or as a result of utilizing the treasury stock method.

15. STOCKHOLDERS' EQUITY

Preferred Stock
During fiscal 1995, the Company amended its articles of incorporation to provide for the issuance of up to 2,000,000 shares of Preferred Stock in such series and with such rights and preferences as may be approved by the Board of Directors. In January 1995, the Board of Directors approved a Series A Preferred Stock, which is cumulative, voting and convertible. In October 1998, the Board of Directors authorized 200,000 shares of Series B Junior Participating Preferred Stock, which is cumulative and voting. As of September 30, 2014 and 2013, there were no shares of Series A Preferred Stock or Series B Junior Participating Preferred Stock outstanding.

Treasury Stock
In November 2012, our Board of Directors approved a plan to repurchase up to $40 million of our outstanding common stock over a three-year period. The new share repurchase authorization replaces a $15 million repurchase authorization that was due to expire in December 2013 and which had approximately $3.1 million of repurchase authorization remaining. During fiscal 2014, the Company purchased 480,000 shares of its common stock for approximately $14.1 million at an average cost of $29.39 per share, exclusive of broker fees. From the inception of the program in December 2010 through September 30, 2014, the Company has purchased approximately 3 million shares of its common stock for $31 million at an average cost of $10.27 per share, exclusive of broker fees. At September 30, 2014, approximately $21.1 million remained on the repurchase authorization. Pursuant to the authorization, the Company may purchase shares from time to time in the open market, through block purchases or in privately negotiated transactions in accordance with Company policies and applicable securities laws. In addition, the Company has established a 10b5-1 plan, pursuant to which some of the purchases could be made from time to time in the open market, subject to certain pricing parameters. The actual number of shares to be purchased, if any, will depend upon market conditions, and purchases are subject to the restrictions in the Company's Credit Agreement.

Stock Option Plan
Stock options are currently awarded under the Multimedia Games Holding Company, Inc. 2012 Equity Incentive Plan, which was adopted by the Company's shareholders on February 1, 2012. Shareholders approved the issuance of 1,900,000 shares pursuant to the 2012 Equity Incentive Plan. The number of common shares available for issuance from the 2012 Equity Incentive Plan as of September 30, 2014 is 809,021. The Company previously maintained the 1996 Stock Incentive Plan, the 1998 Senior Executive Stock Option Plan, the Ad Hoc Option Plan, the 2000 Stock Option Plan, the 2001 Stock Option Plan, the 2002 Stock Option Plan, the 2003 Outside Director Stock Option Plan, the 2008 Employment Inducement Award Plan, and the Consolidated Equity Incentive Award Plan, each of which, except the 2008 Employment Inducement Award Plan and the Ad Hoc Option Plan, was approved by the Company's shareholders.

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

For the year ended September 30, 2014, the activity relating to stock option issuances under the stock option plans is as follows:

	Number of Options	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Stock Options Outstanding October 1, 2012	3,871,630	5.72	4.67	$38.9
Granted	102,600	28.22
Exercised	(1,427,673)	6.43
Forfeited	(44,463)	6.79
Stock Options Outstanding September 30, 2013	2,502,094	6.22	4.29	$71.1
Granted	55,000	$30.22
Exercised	(690,340)	$5.03
Forfeited	(194,312)	$5.27
Stock Options Outstanding September 30, 2014	1,672,442	$7.59	3.65	$47.3
Stock Options Exercisable September 30, 2013	1,342,867	4.89	3.70	$39.8
Stock Options Exercisable September 30, 2014	1,241,978	5.48	3.16	$37.9

For the years ended September 30, 2014, 2013, and 2012 other information pertaining to stock options was as follows:

	2014	2013	2012
Weighted-average per share grant-date fair value of stock options granted	$15.25	$14.43	$3.55
Total intrinsic value of options exercised (in millions)	$37.9	$39.8	$17.6
Total grant-date fair value of stock options vested during the year (in millions)	$1.1	$0.3	$2.2

There were no nonvested restricted stock awards as of September 30, 2014 or 2013.

A summary of the status of the Company’s restricted stock units as of September 30, 2014 and changes during the year then ended is as follows:

Restricted Stock Units	Number of Options	Weighted- Average Grant-Date Fair Value
Nonvested at September 30, 2013	346,950	24.56
Granted	119,805	29.32
Vested	(104,500)	20.45
Forfeited	(44,100)	21.33
Nonvested at September 30, 2014	318,155

Cash received from option exercises under all share-based payment arrangements for the years ended September 30, 2014, 2013 and 2012 was $3.5 million, $9.2 million and $8.7 million. For the years ended September 30, 2014, 2013, and 2012 the Company recorded net reductions of $8.3 million, $10.4 million, and $555,000, respectively, of its federal and state income tax liability, with an offsetting credit to additional paid-in capital resulting from the excess tax benefits of stock options.

As of September 30, 2014, there was $8.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under the plans. That cost is expected to be recognized over a weighted-average period of 1.85 years. This estimate is subject to change based upon a variety of future events which include, but are not limited to, changes in estimated forfeiture rates, cancellations and the issuance of new options.

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

David Eykyn and Mike Eykyn v. Multimedia Games Holding Company, Inc., et. al., a purported class action suit, was filed on October 3, 2014, in the United States District Court for the Western District of Texas, Austin District, against the Company, members of the Company’s board of directors and others, relating to the Merger Agreement. An amended complaint was filed on October 28, 2014, that includes putative individual, class action, and shareholder derivative claims. The suit alleges that the individual defendants breached their fiduciary duties in connection with the Merger, that the entities aided and abetted the individual defendants’ alleged breaches of fiduciary duty, and that the proxy statement that the Company filed with the Securities and Exchange Commission relating to the Merger is materially incomplete and has misleading disclosures. The suit also alleges violations of Sections 14(a) of the Securities Exchange Act and violations of 20(a) of the Securities Exchange Act against the individual defendants. The suit seeks (i) a declaration that the action be declared a class action with plaintiff certified as class representative, (ii) an injunction against the defendants from completing the Merger until certain conditions are met, (iii) rescission of the Merger; and/or (iv) resultant damages and costs.

Christopher Coffman v. Multimedia Games Holding Company, Inc., et. al., a purported individual, class action, and shareholder derivative suit, was filed on October 23, 2014, in the United States District Court for the Western District of Texas, Austin District, against the Company, members of the Company’s board of directors, GCA and Merger Sub, relating to the Merger Agreement. The suit alleges that the individual defendants breached their fiduciary duties in connection with the Merger, and that the entities aided and abetted the individual defendants’ alleged breaches of fiduciary duty. The suit seeks (i) a declaration that the action be declared a class action with plaintiff certified as class representative, (ii) an injunction against the defendants from completing the Merger until certain conditions are met, (iii) rescission of the Merger; and/or (iv) resultant damages and costs.

Jose Maciel v. Multimedia Games Holding Company, Inc., et. al., a purported individual and class action suit, was filed on October 23, 2014, in the United States District Court for the Western District of Texas, Austin District, against the Company, members of the Company’s board of directors, GCA and Merger Sub, relating to the Merger. The suit alleges that the individual defendants breached their fiduciary duties in connection with the Merger, and that the entities aided and abetted the individual defendants’ alleged breaches of fiduciary duty. The suit seeks (i) a declaration that the action be declared a class action with plaintiff certified as class representative, (ii) an injunction against the defendants from completing the Merger until certain conditions are met, (iii) rescission of the Merger; and/or (iv) resultant damages and costs. On November 4, 2014, Mr. Maciel filed a notice of voluntary dismissal. The parties have filed an agreed motion to consolidate the remaining federal cases relating to the Merger Agreement.

Greggory Lewis v. Global Cash Access Holdings, Inc., et. al., No. D-1-GN-14-004324, a purported shareholder class and derivative action brought on behalf of the Company and a purported class action suit brought on behalf of similarly situated shareholders of the Company, was filed on October 15, 2014, in the District Court of Travis County, Texas, 201st Judicial District, against GCA, Merger Sub and members of the Company’s board of directors, with the Company included as a nominal party, relating to the Merger Agreement. The suit alleges that the individual defendants breached their fiduciary duties in connection with the Merger, and that GCA and Merger Sub aided and abetted the individual defendants’ alleged breaches of fiduciary duty, and that the proxy statement that the Company filed with the Securities and Exchange Commission relating to the Merger is materially incomplete and has misleading disclosures. The suit seeks (i) a declaration that the plaintiff may maintain the action derivatively as a representative on behalf of the Company, (ii) a declaration that the defendants have breached their fiduciary duties owed to the Company, (iii) a declaration that the action is maintainable as a class action, , (iv) a declaration that the defendants have breached their fiduciary duties owed to the Company’s shareholders, (v) an injunction against the defendants from completing the Merger until certain conditions are met, (vi) rescission of the Merger, (vi) resultant damages and costs and (vii) other equitable relief as the court may deem just and proper.

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

17. CONCENTRATIONS OF CREDIT RISK

The Company maintains its cash in bank deposit accounts which at times may exceed the federal depository insurance limits. At September 30, 2014 and 2013, the Company had concentrations of cash in one bank totaling approximately $134 million and $97 million, respectively. The Company reviews the credit worthiness of all of the financial institutions it does business with and has not experienced any losses on such accounts in the past.

Accounts receivable represent short-term credit granted to customers for which collateral is generally not required. As of September 30, 2014 and 2013, approximately 59% and 68%, respectively, of the Company’s accounts receivable were from Native American tribes or their gaming enterprises.

In addition, a large percentage of these tribes have their reservations and gaming operations in the state of Oklahoma.  Despite the industry and geographic concentrations related to the Company’s customers, due to the historical experience of the Company on receivable collections, management considers credit risk to be minimal with respect to accounts receivable. At September 30, 2014 and 2013, the following concentrations existed in the Company’s accounts receivable, as a percentage of total accounts receivable:

	September 30,
	2014	2013
Customer A	9%	7%

For the years ended September 30, 2014, 2013 and 2012, the following customers accounted for more than 10% of the Company’s total revenues (net of accretion):

	September 30,
	2014	2013	2012
Customer A	18%	23%	30%
Customer B	7%	10%	11%

Approximately 28%, 33% and 40% of the Company’s total revenues (net of accretion) for the years ended September 30, 2014, 2013 and 2012, respectively, were from tribes located in Oklahoma.

While the Company believes that its relationships with all of its customers are good, the loss of any of these customers would have a material and adverse effect upon its financial condition and results of operations and cash flows.

At September 30, 2014 and 2013 one tribe represented approximately 50% and 100% respectively, of the net notes receivable balance, which related to advances under development agreements.

18.  SUPPLEMENTAL CONSOLIDATED QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarters Ended
	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014
	(In thousands, except per-share amounts)
Total revenues	$59,159	$58,177	$50,270	$50,523
Operating income	$15,022	$17,425	$12,522	$6,946
Income before taxes	$14,870	$17,279	$12,394	$7,020
Net income	$9,543	$10,968	$7,632	$3,787
Diluted earnings per share	$0.31	$0.35	$0.25	$0.12
Weighted average common shares outstanding, diluted	31,047	31,024	30,641	30,903

	Quarters Ended
	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013
	(In thousands, except per-share amounts)
Total revenues	$44,302	$46,571	$48,105	$50,388
Operating income	$11,443	$13,921	$13,975	$13,043
Income before taxes	$11,327	$13,795	$13,783	$12,862
Net income	$7,113	$9,343	$8,449	$10,029
Diluted earnings per share	$0.24	$0.31	$0.28	$0.32
Weighted average common shares outstanding, diluted	30,017	30,348	30,710	30,936

During the fourth quarter of fiscal 2014, the Company recorded expense of $6.6 million due to merger related activities that resulted in a significant decrease in operating income.

19.      SUBSEQUENT EVENTS

On April 29, 2014, Multimedia Games, Inc., a wholly owned subsidiary of the Company, entered into an Agreement and Plan of Merger (the “PokerTek Merger Agreement”) with PokerTek, Inc., a North Carolina corporation (“PTEK”), and 23 Acquisition Co., a North Carolina corporation and a wholly owned subsidiary of Multimedia Games, Inc. (“PokerTek Merger Sub”). The PokerTek Merger Agreement provides for the merger of PokerTek Merger Sub with and into PTEK (the “PokerTek Merger”), with PTEK surviving the PokerTek Merger as a wholly owned subsidiary of Multimedia Games, Inc. On October 1, 2014, Multimedia Games, Inc. completed the previously announced acquisition of PokerTek, Inc., for total cash consideration of approximately $13.5 million.
On September 8, 2014, the Company entered into the Merger Agreement with GCA and Merger Sub, pursuant to which, subject to satisfaction or waiver of certain conditions, Merger Sub will merge with and into the Company, which will survive the Merger as a wholly owned subsidiary of GCA. On September 26, 2014, the Company received notice from the Federal Trade Commission of the early termination of the waiting period applicable to the consummation of the Merger under the HSR Act. There are a number of risks and uncertainties associated with the consummation of the Merger with GCA, and completion of the Merger is contingent upon customary closing conditions, including approval of the Merger Agreement by the Company's shareholders at a special meeting currently scheduled for December 3, 2014 or at any adjournment or postponement thereof and receipt of regulatory approvals.

MULTIMEDIA GAMES HOLDING COMPANY, INC.

Schedule II – Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	Balance at Beginning of Period	(Recoveries)/ Additions	Deductions	Balance at End of Period
	(In thousands)
Year Ended September 30, 2014	$342	$(192)	$—	$150
Year Ended September 30, 2013	$266	$76	$—	$342
Year Ended September 30, 2012	$400	$(100)	$34	$266

Valuation Allowance on Deferred Tax Assets

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
(In thousands)
Year Ended September 30, 2014	$—	$—	$—	$—
Year Ended September 30, 2013	$—	$—	$—	$—
Year Ended September 30, 2012	$12,651	$—	$12,651	$—

Value Added Tax Allowance

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
	(In thousands)
Year Ended September 30, 2014	$707	$—	$—	$707
Year Ended September 30, 2013	$722	$—	$15	$707
Year Ended September 30, 2012 (1)	$817	$37	$132	$722

(1) Additions in 2012 were due to foreign currency changes.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 12, 2014	Multimedia Games Holding Company, Inc.

		By:	/s/ Adam Chibib
Adam Chibib
President and Chief Financial Officer
(Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PATRICK J. RAMSEY	Chief Executive Officer and Director	November 12, 2014
Patrick J. Ramsey	(Principal Executive Officer)

/s/ ADAM CHIBIB	President and Chief Financial Officer	November 12, 2014
Adam Chibib	(Principal Financial Officer and Principal Accounting Officer)

/s/ STEPHEN J. GREATHOUSE	Chairman of the Board and Director	November 12, 2014
Stephen J. Greathouse

/s/ STEPHEN P. IVES	Director	November 12, 2014
Stephen P. Ives

/s/ NEIL E. JENKINS	Director	November 12, 2014
Neil E. Jenkins

/s/ MICHAEL J. MAPLES	Director	November 12, 2014
Michael J. Maples

/s/ JUSTIN A. ORLANDO	Director	November 12, 2014
Justin A. Orlando

/s/ ROBERT D. REPASS	Director	November 12, 2014
Robert D. Repass

EXHIBIT INDEX

		Incorporated by reference herein
EXHIBIT NO.	DESCRIPTION	FORM	FILE NO.	EXHIBIT	FILING DATE	Filed/Furnished Herewith
2.1	Agreement and Plan of Merger, by and among Global Cash Access Holdings, Inc., Movie Merger Sub, Inc. and the Company, dated as of September 8, 2014	8-K	000-28318	2.1	9/8/2014
3.1	Amended and Restated Articles of Incorporation	10-QSB	000-28318	3.1	5/15/1997
3.2	Amendment to Articles of Incorporation	10-Q	001-14551	3.2	2/17/2004
3.3	Amendment to Articles of Incorporation	8-K	000-28318	3.1	4/5/2011
3.4	Seventh Amended and Restated Bylaws	8-K	000-28318	3.1	2/3/2014
10.1†	2012 Equity Incentive Plan	8-K	000-28318	10.1	2/7/2012
10.2†	2000 Stock Option Plan	S-8	333-51072	4.1	12/1/2000
10.3†	2001 Stock Option Plan	S-8	333-100612	4.1	10/18/2002
10.4†	2002 Stock Option Plan	10-Q	001-14551	10.13	5/15/2003
10.5†	2003 Outside Director Stock Option Plan	DEF14A	001-14551	Appendix B	1/6/2004
10.6†	2008 Employment Inducement Award Plan	10-K	000-28318	10.13	12/15/2008
10.7†	Consolidated Equity Incentive Plan	8-K	000-28318	10.1	3/26/2010
10.8†	Form of Indemnification Agreement	8-K	000-28318	10.1	6/4/2008
10.9†	Amended and Restated Executive Employment Agreement, dated as of September 19, 2010, by and between the Company and Patrick Ramsey	8-K	000-28318	10.1	9/20/2010
10.10†	Amended and Restated Employment Agreement, dated as of October 31, 2010, between the Company and Adam Chibib	8-K	000-28318	10.1	11/2/2010
10.11†	Agreement, dated as of October 10, 2012, between the Company and Jerome R. Smith	10-K	000-28318	10.14	11/15/2012
10.12†	Employment Agreement, dated as of January 12, 2009, between the Company and Mick Roemer	10-Q	000-28318	10.2	5/8/2009
10.13†	First Amendment to Executive Employment Agreement, dated as of December 30, 2010, between the Company and Mick Roemer	8-K	000-28318	10.2	1/5/2011
10.14†	Second Amendment to Executive Employment Agreement with Mick Roemer, dated November 5, 2013	10-K	000-28318	10.14	11/14/2013
10.15†	Separation and Release Agreement with Joaquin Aviles, dated May 9, 2014					*
10.16†	Form of Option Agreement (Executive)	10-K	000-28318	10.15	11/15/2012
10.17†	Form of Option Agreement (Director)	10-K	000-28318	10.16	11/15/2012
10.18†	Form of Restricted Stock Agreement (Executive)	10-K	000-28318	10.17	11/15/2012
10.19†	Form of Restricted Stock Agreement (Director)	10-K	000-28318	10.18	11/15/2012
10.20†	Form of Restricted Stock Unit Agreement (Executive)	10-K	000-28318	10.19	11/15/2012
10.21†	Form of Restricted Stock Unit Agreement (Director)	10-K	000-28318	10.20	11/15/2012
10.22	Amended and Restated Credit Agreement by and among Multimedia Games, Inc., MGAM Systems, Inc., Comerica Bank, in its capacity as administrative agent and lead arranger, and Wells Fargo Bank, N.A., as syndication agent, dated as of August 3, 2011	8-K	000-28318	10.1	8/3/2011

10.23	Amended and Restated Guaranty by MegaBingo International, LLC, Multimedia Games Holding Company, Inc., and MGAM Technologies, LLC, dated as of August 3, 2011	8-K	000-28318	10.2	8/3/2011
10.24	Amended and Restated Security Agreement by and among Multimedia Games, Inc., MGAM Systems, Inc., and Comerica Bank, dated as of August 3, 2011	8-K	000-28318	10.3	8/3/2011
10.25	Amendment No.1 to Amended and Restated Credit Agreement by and among Multimedia Games, Inc., MGAM Systems, Inc., Comerica Bank, in its capacity as administrative agent and lead arranger, and Wells Fargo Bank, N.A., as syndication agent, dated as of September 21, 2012	8-K	000-28318	10.1	9/24/2012
10.26	Amendment No. 1 to Amended and Restated Security Agreement by and among Multimedia Games, Inc., MGAM Systems, Inc., and Comerica Bank, dated as of September 21, 2012	8-K	000-28318	10.2	9/24/2012
10.27
Amendment No. 2 to Amended and Restated Credit Agreement by and among Multimedia Games, Inc., MGAM Systems, Inc., Comerica Bank, in its capacity as administrative agent and lead arranger, and Wells Fargo Bank, N.A., as syndication agent, dated as of July 16, 2014

*
10.28	Amendment No. 2 to Amended and Restated Security Agreement by and among Multimedia Games, Inc., MGAM Systems, Inc., and Comerica Bank, dated as of July 16, 2014					*
10.29†	Executive Employment Agreement with Todd McTavish, dated December 12, 2012	8-K	000-28318	10.1	1/2/2013
21.1	Subsidiaries of registrant					*
23.1	Consent of BDO USA, LLP					*
31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					*
32.1	Certification of the Chief Executive Officer and Chief Financial Officer, Pursuant to U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					**
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document					*
101.CAL	XBRL Taxonomy Calculation Linkbase Document					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document					*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document					*

†	A management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(a)(3) of Form 10-K.
*	Filed herewith.
**	Furnished herewith.